Form 10-Q
period 1998-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 1998-06-29
CIK 707886

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                      FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____ to _____

                            Commission File Number 0-24399
                                                   -------

                           UNITED COMMUNITY FINANCIAL CORP.
                (Exact name of registrant as specified in its charter)

             Ohio                                             34-1856319
             -----------------------------------------------------------
             (State or other jurisdiction of               (IRS Employer
           incorporation or organization)            Identification Number)

         275 Federal Plaza West
           Youngstown, Ohio                              44503-1203
           ----------------                              ----------
       (Address of principal executive                   (Zip Code)
        offices)

                                    (330) 742-0500
                                    --------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
                                    --------------
            (Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes                           No    X
                                                 -----
                                        (Not subject to filing
                                         requirements - first
                                         filing attached)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                  100 Common shares

                                  TABLE OF CONTENTS



PART I.   FINANCIAL INFORMATION                                            PAGE
     Item 1.   Financial Statements  (Unaudited)

               Consolidated Statements of Financial Condition
               as of March 31, 1998 and December 31, 1997. . . . . . .     1

               Consolidated Statements of Income for the Three
               months ended March 31, 1998 and 1997. . . . . . . . . .     2

               Consolidated Statements of Cash Flows for the
               Three months ended March 31, 1998 and 1997. . . . . . .     3

               Notes to Consolidated Financial Statements. . . . . . .     4 - 5

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations . . . . .     6 - 9


PART II.       OTHER INFORMATION . . . . . . . . . . . . . . . . . . .     10

Signatures       . . . . . . . . . . . . . . . . . . . . . . . . . . .     11


                            PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           UNITED COMMUNITY FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                      March 31,    December 31,
                                                                        1998           1997
                                                                      (Unaudited)
                                                                    ------------   ------------
                                                                          (In thousands)
ASSETS:
Cash and deposits with banks                                        $     11,419   $     14,618
Federal funds sold and other                                              14,192         19,879
                                                                    ------------   ------------
     Total cash and cash equivalents                                      25,611         34,497
                                                                    ------------   ------------
Investment securities:
   Available for sale (amortized cost of $51,003 and $39,091,
   respectively)                                                          51,316         39,402
   Held to maturity (fair value of $5,019 and $5,013,
   respectively)                                                           4,974          4,968
Mortgage-backed securities:
   Available for sale (amortized cost of $58,049 and $61,633,
    respectively)                                                         58,938         62,423
   Held to maturity (fair value of $244,783 and $247,986,
    respectively)                                                        239,777        243,848
Loans, net (including allowance for loan losses
   of $6,176 and $5,982, respectively)                                   635,295        633,236
Federal Home Loan Bank stock                                              11,335         11,136
Premises and equipment                                                     7,782          7,930
Accrued interest receivable                                                6,267          6,414
Real estate owned                                                              6             55
Other assets                                                               8,158          1,084
                                                                    ------------   ------------
     TOTAL ASSETS                                                   $  1,049,459   $  1,044,993
                                                                    ------------   ------------
                                                                    ------------   ------------

LIABILITIES AND EQUITY:
LIABILITIES:
   Deposits                                                         $    888,499   $    886,808
   Advance payments by borrowers for taxes
    and insurance                                                          2,183          3,715
   Accrued interest payable                                                  924            845
   Post-retirement benefit obligation                                      7,740          7,647
   Accrued expenses and other liabilities                                  5,993          4,625
                                                                    ------------   ------------
     Total liabilities                                                   905,339        903,640
                                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES

EQUITY:
   Retained earnings (substantially restricted)                          143,339        140,636
   Net unrealized gain on available for sale securities, net of
   taxes of $421 and $385, respectively                                      781            717
                                                                    ------------   ------------
     TOTAL EQUITY                                                        144,120        141,353
                                                                    ------------   ------------
     TOTAL LIABILITIES AND EQUITY                                   $  1,049,459   $  1,044,993
                                                                    ------------   ------------
                                                                    ------------   ------------


                           UNITED COMMUNITY FINANCIAL CORP.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1998           1997
                                                    ------------   ------------
                                                           (In thousands)
INTEREST INCOME:
  Loans                                             $     13,073   $     12,508
  Mortgage-backed securities:
    Available for sale                                     1,042          1,402
    Held to maturity                                       4,311          5,052
  Investment securities:
    Available for sale                                       748            388
    Held to maturity                                          79            313
  FHLB stock dividend                                        199            179
  Other interest-earning assets                              226            159
                                                    ------------   ------------
    Total interest income                                 19,678         20,001
INTEREST EXPENSE:
  Interest expense on deposits                             9,556         10,211
                                                    ------------   ------------
NET INTEREST INCOME                                       10,122          9,790
PROVISION FOR LOAN LOSSES                                    250
                                                    ------------   ------------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                              9,872          9,790
                                                    ------------   ------------
NONINTEREST INCOME:
  Service fees and other charges                             280            179
  Net (losses) gains:
    Mortgage-backed securities                                13
    Other (losses) gains                                     (52)             9
  Other income                                               137            110
                                                    ------------   ------------
    Total noninterest income                                 378            298
                                                    ------------   ------------
NONINTEREST EXPENSES:
  Salaries and employee benefits                           3,581          3,482
  Occupancy                                                  313            303
  Equipment and data processing                              603            597
  Deposit insurance premiums                                 139            151
  Franchise tax                                              479            438
  Advertising                                                255            249
  Other expenses                                             725            785
                                                    ------------   ------------
    Total noninterest expenses                             6,095          6,005
                                                    ------------   ------------
INCOME BEFORE INCOME TAXES                                 4,155          4,083
INCOME TAXES                                               1,454          1,360
                                                    ------------   ------------
NET INCOME                                          $      2,701   $      2,723
                                                    ------------   ------------
                                                    ------------   ------------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           UNITED COMMUNITY FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                                   Three Months Ended March 31,
                                                                   ----------------------------
                                                                      1998             1997
                                                                  ------------     ------------
                                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                       $      2,701     $      2,723
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Provision for loan losses                                              250
    Net losses (gains)                                                      39               (9)
    Accretion of discounts and amortization of premiums                   (333)            (222)
    Depreciation                                                           274              277
    FHLB stock dividends                                                  (199)            (179)
    Decrease (increase) in interest receivable                             147             (266)
    Increase in interest payable                                            79               75
    Increase in post retirement benefit obligation                          93              104
    Increase in prepaid and other assets                                (7,074)            (899)
    Increase in other liabilities                                        1,332            1,196
                                                                  ------------     ------------
      Net cash (used in) provided by operating activities               (2,691)           2,800
                                                                  ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from principal repayments and maturities of:
    Mortgage-backed securities held to maturity                         12,004            9,741
    Mortgage-backed securities available for sale                        3,534            8,302
    Investment securities held to maturity                                               10,000
    Investment securities available for sale                               153              419
   Proceeds from sale of:
    Mortgage-backed securities available for sale                          114
    Mortgage-backed securities held to maturity                            119
   Purchases of:
    Investment securities available for sale                           (12,083)         (18,435)
    Mortgage-backed securities held to maturity                         (8,047)
   Principal collected on loans                                         37,672           30,310
   Loans originated and acquired                                       (39,720)         (27,660)
   Proceeds from disposal of real estate owned                              32
   Purchases of premises and equipment                                    (132)          (1,057)
                                                                  ------------     ------------
      Net cash (used in) provided by investing activities               (6,354)          11,620
                                                                  ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in Now, Savings and Money Market
   Accounts                                                              3,551           (5,442)
     Net decrease in Certificates of Deposit                            (1,860)          (7,047)
     Net decrease in advance payments by borrowers
       For taxes and insurance                                          (1,532)          (1,849)
                                                                  ------------     ------------
         Net cash provided by (used in) financing activities               159          (14,338)
                                                                  ------------     ------------
(Decrease) increase in cash and cash equivalents                        (8,886)              82
Cash and cash equivalents, beginning of period                          34,497           19,668
                                                                  ------------     ------------
Cash and cash equivalents, end of period                          $     25,611     $     19,750
                                                                  ------------     ------------
                                                                  ------------     ------------

Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest on deposits and borrowings                             $      9,477     $     10,136
  Income taxes                                                             -                -
Supplemental schedule of noncash activities:
  Transfers from loans to real estate owned                                 29                9


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           UNITED COMMUNITY FINANCIAL CORP.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)


1.   BASIS OF PRESENTATION

United Community Financial Corp. (the "Holding Company") was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (the "Company") in connection with the planned conversion of the Company from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association, the issuance of the Company's stock to the Holding Company and the offer and sale of the Holding Company's common stock by the Holding Company (the "Conversion"). Upon consummation of the Conversion, the Holding Company will become the unitary savings and loan holding company for the Company. This transaction received conditional regulatory approval on May 15, 1998. For purposes of this Form 10-Q, the financial statements and management's discussion and analysis of financial condition and results of operations are presented for the Company since the Holding Company was not active during any of the periods presented. No pro forma effect has been given to the planned sale of the Holding Company's common stock in the Conversion.

The accompanying consolidated financial statements of the Holding Company have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, contained in the Holding Company's prospectus dated May 15, 1998.

2.   EARNINGS PER COMMON SHARE

Earnings per common share have not been presented in the Consolidated Statements of Income as United Community Financial Corp. is currently in the process of completing the Conversion (as noted in footnote 1. above.) Earnings per common share will be presented from the effective date of the Conversion.

3.   COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued in June 1997 and became effective on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. The Company's comprehensive income for the three months ended March 31, 1998 and 1997 are as follows:


                                                         Three Months Ended March 31,
                                                         ----------------------------
                                                            1998             1997
                                                        ------------      -----------
                                                                 (In thousands)
Net income                                              $      2,701      $     2,723
Unrealized holding gains (losses) arising
   during the period, net of tax effect of
   $34 and ($425) for the periods
   ended March 31, 1998 and 1997, respectively.                   64             (789)
                                                        ------------      -----------

Comprehensive income                                    $      2,765      $     1,934
                                                        ------------      -----------
                                                        ------------      -----------


4.   NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accountings Standards (SFAS) No. 131, "Disclosures about segments of an Enterprise and Related Information", on January 1, 1998. This statement provides accounting and reporting standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has determined that adoption of SFAS No. 131 will not result in increased reporting and disclosure requirements.

5.   SALE OF HELD TO MATURITY MORTGAGE-BACKED SECURITIES

In January 1998, the Company sold approximately $114,000 of mortgage-backed securities held to maturity with outstanding balances less than 15% of the principal outstanding at acquisition. Approximately a $5,500 gain was recorded on the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                           UNITED COMMUNITY FINANCIAL CORP.


                                                               At or for the Three Months Ended
                                                                           March 31,
                                                               --------------------------------
SELECTED FINANCIAL RATIOS AND OTHER DATA: (1)                    1998                 1997
                                                              -----------          -----------

Performance ratios:
 Return on average assets (2)                                        1.03%                1.02%
 Return on average equity (3)                                        7.59                 8.48
 Interest rate spread (4)                                            3.38                 3.23
 Net interest margin (5)                                             3.96                 3.74
 Noninterest expense to average assets                               2.33                 2.25
 Efficiency ratio (6)                                               58.05                59.53
 Average interest-earning assets to average interest-
 bearing liabilities                                               115.50               113.32
Capital ratios:
 Average equity to average assets                                   13.60                12.01
 Equity to assets, end of period                                    13.73                12.23
 Tangible capital                                                   13.67                12.25
 Core capital                                                       13.67                12.25
 Risk-based capital                                                 28.24                27.13
Asset quality ratios:
 Nonperforming loans to total loans at end of period (7)             1.39                 1.44
 Nonperforming assets to average assets (8)                          0.84                 0.83
 Nonperforming assets to total assets at end of period (8)           0.84                 0.84
 Allowance for loan losses as a percent of loans                     0.96                 0.79
 Allowance for loan losses as a percent of
 nonperforming loans (7)                                            70.14                55.02
Number of:
 Loans                                                             19,231               18,812
 Deposits                                                         109,556              108,882
 Full service offices                                                  14                   14


-----------------------------------


(1)  Ratios for the three-month periods are annualized where appropriate.

(2)  Net income divided by average total assets.

(3)  Net income divided by average total equity.

(4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)  Net interest income as a percentage of average interest-earning assets.

(6) Noninterest expense divided by the sum of net interest income and noninterest income.

(7)  Nonperforming loans consist of nonaccrual loans and restructured loans.

(8) Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND DECEMBER 31, 1997

     Total assets increased $4.4 million, or .4%, from December 31, 1997, to March 31, 1998. The primary reason for the increase was that loans increased $2.0 million mostly due to increased loan originations.

     Total liabilities increased $1.7 million, or .2%, primarily as a result of an increase in deposits of approximately $1.7 million. The Company had no borrowings at March 31, 1998.

     Total equity increased $2.7 million, or 2.0%, to $144.1 million at March 31, 1998, from $141.4 million at December 31, 1997, due to net income of $2.7 million.

     Nonaccrual and restructured loans decreased approximately $1.3 million to $8.8 million at March 31, 1998, from $10.2 million at December 31, 1997. Nonaccrual one- to four-family mortgage loans, construction loans and commercial loans decreased $596,000, $317,000 and $268,000, respectively. The reduction of the one-to four -family loans was due to a number of loans becoming current on their payments and not any one particular loan. At March 31, 1998, total nonaccrual and restructured loans accounted for 1.39% of net loans receivable, compared to 1.60% at December 31, 1997. Total non-performing assets were .84% of total assets, a decrease of .14% from .98% at December 31, 1997.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

     NET INCOME. Net income decreased $22,000, or .8%, to $2.701 million for the three months ended March 31, 1998 from $2.723 million for the three months ended March 31, 1997. The slight decrease was due to an increase in the provision for loan loss allowances and an increase in the provision for income taxes, which offset the increase in net interest income.

     NET INTEREST INCOME.   Net interest income increased $332,000, or 3.4%, for
the first quarter of 1998 compared to the first quarter of 1997, primarily due to a decrease in the cost of deposits. Two main factors contributed to the decrease in the cost of deposits. The first was a decrease in the interest rates of the savings, demand and checking accounts for the first quarter of 1998 versus 1997 due to the interest rate environment. The second factor was a decrease of certificates of deposits for first quarter 1998 versus 1997.

     PROVISION FOR LOAN LOSSES.   The provision for loan loss allowances
increased $250,000 in the first quarter of 1998, as a result of an increase in the total loan portfolio, particularly in commercial and consumer loans that generally have greater inherent risk than residential first mortgage loans. During the three months ended March 31, 1998, the Company had charge-offs of $60,000 and recoveries of $4,000. At March 31, 1998, the Company's allowance for loan losses totaled $6.2 million, which was .96% of total loans.

     NONINTEREST INCOME.   Noninterest income increased $80,000, or 26.8%, to
$378,000 for the three months ended March 31, 1998, from $298,000 for the three months ended March 31, 1997. The increase was primarily due to increases in automated teller machine service charges and NOW non-sufficient funds fees.

     NONINTEREST EXPENSE.   Total noninterest expense increased $90,000, or
1.5%, for the first quarter of 1998 compared to the first quarter of 1997, primarily as a result of increases in salaries and employee benefits expenses.

     FEDERAL INCOME TAXES.   The provision for federal income taxes has not
changed significantly for the first quarter of 1998 compared to the first quarter of 1997.

                           UNITED COMMUNITY FINANCIAL CORP.
                                AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended March 31, 1998 and 1997. Average balance calculations were based on daily balances.


                                                                          Three Months Ended March 31,
                                             --------------------------------------------------------------------------------------
                                                 1998                                           1997
                                             ---------------------------------------        ---------------------------------------
                                               Average        Interest                        Average        Interest
                                             outstanding      earned/      Yield/           outstanding      earned/       Yield/
                                               balance          paid        rate              balance          paid         rate
                                             -------------   ----------    ---------        -------------   ----------     --------
                                                                             (Dollars in thousands)
Interest-earning assets:
  Net loans (1)                                $   633,096   $   13,073       8.26 %          $   615,862   $   12,508        8.12%
  Mortgage-backed securities:
   Available for sale                               60,966        1,042       6.84                 80,887        1,402        6.93
   Held to maturity                                245,353        4,311       7.03                282,592        5,052        7.15
  Investment securities:
   Available for sale                               49,510          748       6.04                 24,716          388        6.28
   Held to maturity                                  5,163           79       6.12                 19,559          313        6.40
  Other interest-earning assets                     27,667          425       6.14                 22,456          338        6.02
                                             -------------   ----------    ---------        -------------   ----------     --------

     Total interest-earning assets               1,021,755       19,678       7.70              1,046,072       20,001        7.65

Noninterest earning assets                          25,440                                         23,696
                                             -------------                                  -------------
     Total assets                              $ 1,047,195                                    $ 1,069,768
                                             -------------                                  -------------
                                             -------------                                  -------------


Interest-bearing liabilities:
   Checking and demand accounts                $   119,711          666       2.23            $   122,765          753        2.45
   Savings accounts                                244,776        1,639       2.68                254,277        1,876        2.95
   Certificates of deposit                         520,119        7,251       5.58                546,087        7,582        5.55
                                             -------------   ----------    ---------        -------------   ----------     --------

     Total interest-bearing liabilities            884,606        9,556       4.32                923,129       10,211        4.42
                                                             ----------    ---------                        ----------     --------

Noninterest-bearing liabilities                     20,152                                         18,157
                                             -------------                                  -------------
     Total liabilities                             904,758                                        941,286

Equity                                             142,437                                        128,482
                                             -------------                                  -------------

     Total liabilities and equity              $ 1,047,195                                    $ 1,069,768
                                             -------------                                  -------------
                                             -------------                                  -------------

  Net interest income and
   interest rate spread                                      $   10,122       3.38 %                        $    9,790        3.23%
                                                             ----------    ---------                        ----------     --------
                                                             ----------    ---------                        ----------     --------

  Net yield on interest earning assets                                        3.96 %                                          3.74%
                                                                           ---------                                       --------
                                                                           ---------                                       --------
Average interest-earning assets to
  average interest-bearing liabilities                                      115.50 %                                        113.32%
                                                                           ---------                                       --------
                                                                           ---------                                       --------


(1)  Nonaccrual loans are included in the average balance.

                           UNITED COMMUNITY FINANCIAL CORP.
                                 RATE/VOLUME ANALYSIS


The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(i) changes in volume (change in volume multiplied by prior period rate), (ii) changes in rate (change in rate multiplied by prior period volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated in proportion to the changes due to volume and rate:


                                                                            For the Three Months Ended March 31,
                                                                         -----------------------------------------
                                                                                        1998 vs. 1997
                                                                         -----------------------------------------
                                                                               Increase                Total
                                                                           (decrease) due to         increase
                                                                         ---------------------
                                                                           Rate       Volume         (decrease)
                                                                           ----       ------         ----------
                                                                               (In thousands)

Interest-earning assets:
  Loans                                                                  $    211    $   354           $   565
  Mortgage-backed securities:
   Available for sale                                                         (19)      (341)             (360)
   Held to maturity                                                           (85)      (656)             (741)

  Investment securities:
   Available for sale                                                         (14)       374               360
   Held to maturity                                                           (13)      (221)             (234)
  Other interest-earning assets                                                 7         80                87
                                                                         --------    --------          --------

   Total interest-earning assets                                         $     87    $  (410)             (323)
                                                                         --------    --------          --------
                                                                         --------    --------          --------

Interest-bearing liabilities:
  Savings accounts                                                            (69)       (18)              (87)
  Checking accounts                                                          (169)       (68)             (237)
  Certificates of deposit                                                      31       (362)             (331)
                                                                         --------    --------          --------

   Total interest-bearing liabilities                                    $   (207)   $  (448)             (655)
                                                                         --------    --------          --------
                                                                         --------    --------          --------


Change in net interest income                                                                          $   332
                                                                                                       --------
                                                                                                       --------


                             PART II.  OTHER INFORMATION

                           UNITED COMMUNITY FINANCIAL CORP.


     ITEMS 1 - 5 -  NOT APPLICABLE

     ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits

          Exhibit
          Number                   Description
        ----------       ------------------------------------
            11           Statement regarding computation of per share earnings
            27           Financial Data Schedule - EDGAR only

     b.   Reports on Form 8-K


     There were no reports on Form 8-K filed during the Registrant's first quarter ended March 31, 1998.

                           UNITED COMMUNITY FINANCIAL CORP.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           UNITED COMMUNITY FINANCIAL CORP.



Date:    June 29, 1998         /s/ Douglas M. McKay
                               ----------------------------------
                               Douglas M. McKay,   President


Date:    June 29, 1998         /s/ Patrick A. Kelly
                               ----------------------------------
                               Patrick A. Kelly,   Treasurer