Form 10-Q
period 1998-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 1998-08-14
CIK 707886

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30, 1998

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ______ to _______

                            Commission File Number 0-24399
                                                --------

                           UNITED COMMUNITY FINANCIAL CORP.
                (Exact name of registrant as specified in its charter)


          Ohio                                         34-1856319
          --------------------------------------------------------
          (State or other jurisdiction of           (IRS Employer
          incorporation or organization)          Identification Number)

          275 Federal Plaza West
          Youngstown, Ohio                             44503-1203
          ----------------------                       -----------
          (Address of principal executive offices)     (Zip Code)


                                    (330) 742-0500
                                    --------------
                 (Registrant's telephone number, including area code)

                                    Not Applicable
                                   ---------------
           (Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes                      No   X  (Not subject to filing
                    ----                   ----   requirements past 90 days)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                              100 Common Shares

                                  TABLE OF CONTENTS


PART 1.  FINANCIAL INFORMATION                                          PAGE
  Item 1.   Financial Statements (Unaudited)

            Consolidated Statements of Financial Condition
            as of June 30, 1998 and December 31, 1997. . . . . . . . .     1

            Consolidated Statements of Income for the Three and Six
            Months Ended June 30, 1998 and 1997. . . . . . . . . . . .     2

            Consolidated Statements of Cash Flows for the
            Six Months Ended June 30, 1998 and 1997. . . . . . . . . .     3

            Notes to Consolidated Financial Statements . . . . . . . .     4-6

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . . . .     7-14

  Item 3.   Quantitative and Qualitative Disclosure About Market
            Risk . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . .     15

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     16

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           UNITED COMMUNITY FINANCIAL CORP.
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                     June 30,
                                                       1998       December 31,
                                                    (Unaudited)      1997
                                                    -----------   ------------
                                                         (In thousands)
ASSETS:
Cash and deposits with banks                        $    13,301    $    14,618
Federal funds sold and other                            660,031         19,879
                                                    -----------    -----------
      Total cash and cash equivalents                   673,332         34,497
                                                    -----------    -----------
Investment securities:
   Available for sale (amortized cost of
    $66,748 and $39,091, respectively)                   67,110         39,402
   Held to maturity (fair value of $5,014
    and $5,013, respectively)                             4,980          4,968
Mortgage-backed securities:
   Available for sale (amortized cost of
    $53,273 and $61,633, respectively)                   53,987         62,423
   Held to maturity (fair value of $221,717
    and $247,986, respectively)                         217,737        243,848
Loans, net (including allowance for loan losses
   of $6,172 and $5,982, respectively)                  646,188        633,236
Federal Home Loan Bank stock                             11,540         11,136
Premises and equipment                                    7,755          7,930
Accrued interest receivable                               7,140          6,414
Real estate owned                                            36             55
Other assets                                              2,902          1,084
                                                    -----------    -----------
      TOTAL ASSETS                                  $ 1,692,707    $ 1,044,993
                                                    -----------    -----------
                                                    -----------    -----------

LIABILITIES AND EQUITY:
LIABILITIES:
   Deposits                                         $ 1,527,893    $   886,808
   Advance payments by borrowers for taxes
    and insurance                                         3,463          3,715
   Accrued interest payable                               1,550            845
   Post-retirement benefit obligation                     7,823          7,647
   Accrued expenses and other liabilities                 4,478          4,625
                                                    -----------    -----------
      Total liabilities                               1,545,207        903,640
                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES

EQUITY:
   Retained earnings (substantially restricted)         146,801        140,636
   Net unrealized gain on available for sale
    securities, net of taxes of $377 and
    $385, respectively                                      699            717
                                                    -----------    -----------
      TOTAL EQUITY                                      147,500        141,353
                                                    -----------    -----------
      TOTAL LIABILITIES AND EQUITY                  $ 1,692,707    $ 1,044,993
                                                    -----------    -----------
                                                    -----------    -----------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           UNITED COMMUNITY FINANCIAL CORP.
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                              Three Months Ended            Six Months Ended
                                                   June 30,                      June 30,
                                         -------------------------     -------------------------
                                             1998           1997           1998           1997
                                         ----------     ----------     ----------     ----------
                                             (In thousands)                  (In thousands)

INTEREST INCOME:
   Loans                                 $  13,232      $  15,790      $  26,305      $  28,298
   Mortgage-backed securities:
      Available for sale                       952          1,311          1,994          2,713
      Held to maturity                       4,048          4,867          8,359          9,919
   Investment securities:
      Available for sale                       974            517          1,722            905
      Held to maturity                          79            283            158            596
   FHLB stock dividend                         205            191            404            370
   Other interest-earning assets             1,527            123          1,753            282
                                         ---------      ---------      ---------      ---------
      Total interest income                 21,017         23,082         40,695         43,083

INTEREST EXPENSE:
   Interest expense on deposits              9,960         10,165         19,516         20,376
                                         ---------      ---------      ---------      ---------
NET INTEREST INCOME                         11,057         12,917         21,179         22,707
PROVISION FOR (RECOVERY OF) LOAN LOSSES        150         (2,246)           400         (2,246)
                                         ---------      ---------      ---------      ---------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                            10,907         15,163         20,779         24,953
                                         ---------      ---------      ---------      ---------

NONINTEREST INCOME:
   Service fees and other charges              300            280            580            459
   Net gains (losses):
      Mortgage-backed securities               240                           253
      Other gains (losses)                      (6)           (16)           (58)            (7)
   Other income                                150            112            287            222
                                         ---------      ---------      ---------      ---------
      Total noninterest income                 684            376          1,062            674
                                         ---------      ---------      ---------      ---------

NONINTEREST EXPENSES:
   Salaries and employee benefits            3,564          3,647          7,145          7,129
   Occupancy                                   328            311            641            614
   Equipment and data processing               689            589          1,292          1,186
   Deposit insurance premiums                  137            151            276            302
   Franchise tax                               479            438            958            876
   Advertising                                 354            278            609            527
   Other expenses                              712            814          1,437          1,599
                                         ---------      ---------      ---------      ---------
      Total noninterest expenses             6,263          6,228         12,358         12,233
                                         ---------      ---------      ---------      ---------
INCOME BEFORE INCOME TAXES                   5,328          9,311          9,483         13,394
INCOME TAXES                                 1,866          3,187          3,320          4,547
                                         ---------      ---------      ---------      ---------
NET INCOME                               $   3,462      $   6,124      $   6,163      $   8,847
                                         ---------      ---------      ---------      ---------
                                         ---------      ---------      ---------      ---------



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                           UNITED COMMUNITY FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


                                                    Six Months Ended June 30,
                                                    --------------------------
                                                       1998           1997
                                                    -----------   ------------
                                                         (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                        $    6,163      $   8,847
   Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for (recovery of) loan losses               400         (2,246)
      Net (gains) losses                                   (195)             7
      Accretion of discounts and amortization
       of premiums                                         (763)          (492)
      Depreciation                                          530            537
   FHLB stock dividends                                    (404)          (370)
   Increase in interest receivable                         (726)          (168)
   Increase (decrease) in interest payable                  706            (32)
   Increase in post retirement benefit obligation           176            208
   Increase in prepaid and other assets                  (1,818)          (896)
   (Decrease) increase in other liabilities                (139)         4,866
                                                     ----------      ---------
      Net cash provided by operating activities           3,930         10,261
                                                     ----------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from principal repayments and
    maturities of:
      Mortgage-backed securities held to maturity        31,644         20,185
      Mortgage-backed securities available for sale       7,303         11,516
      Investment securities held to maturity                            20,000
      Investment securities available for sale            2,787          3,252
   Proceeds from sale of:
      Mortgage-backed securities available for sale      13,145
      Mortgage-backed securities held to maturity         2,764
   Purchases of:
      Investment securities available for sale          (30,489)       (18,435)
      Mortgage-backed securities available for sale     (11,959)
      Mortgage-backed securities held to maturity        (8,047)
   Principal collected on loans                          90,717         60,104
   Loans originated and acquired                       (103,503)       (62,247)
   Proceeds from disposal of real estate owned               71             11
   Purchases of premises and equipment                     (361)        (2,068)
                                                     ----------      ---------
      Net cash (used in) provided by investing
        activities                                       (5,928)        32,318
                                                     ----------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in NOW, Savings and
     Money Market Accounts                              675,538        (12,685)
    Net decrease in Certificates of Deposit             (34,453)       (12,925)
    Net decrease in advance payments by borrowers
     for taxes and insurance                               (252)          (334)
                                                     ----------      ---------
       Net cash provided by (used in) financing
        activities                                      640,833        (25,944)
                                                     ----------      ---------
Increase in cash and cash equivalents                   638,835         16,635
Cash and cash equivalents, beginning of period           34,497         19,668
                                                     ----------      ---------
Cash and cash equivalents, end of period             $  673,332      $  36,303
                                                     ----------      ---------
                                                     ----------      ---------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
   Interest on deposits and borrowings               $   18,810      $  20,408
   Income taxes                                           3,200            600
Supplemental schedule of noncash activities:
   Transfers from loans to real estate owned                105            266


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          UNITED COMMUNITY FINANCIAL CORP.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)


1.  BASIS OF PRESENTATION

United Community Financial Corp. (the "Holding Company") was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (the "Company") in connection with the conversion of the Company from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association, the issuance of the Company's stock to the Holding Company and the offer and sale of the Holding Company's common stock by the Holding Company (the "Conversion"). Upon consummation of the Conversion on July 8, 1998, the Holding Company became the unitary savings and loan holding company for the Company.
See Note 2 for a more detailed description of the mutual to stock conversion.
No pro forma effect has been given to the sale of the Holding Company's common stock in the Conversion.

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

The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, contained in the Holding Company's prospectus dated May 15, 1998.

2.  CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

On December 9, 1997, the Board of Directors of the Company adopted a Plan of Conversion to convert from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association. The conversion was accomplished through the formation of the Holding Company in February, 1998, the adoption of an Ohio stock charter, the sale of all of the Company's stock to the Holding Company on July 8, 1998 and the sale of the Holding Company's stock to the public on July 8, 1998.

A subscription offering ("offering") of the shares of common stock of the Holding Company was conducted whereby the shares were offered initially to eligible account holders, the Company's Employee Stock Ownership Plan ("ESOP"), supplemental eligible account holders and other members of the Company (collectively "subscribers"). During the offering, subscribers submitted orders for common stock along with full payment for the order in either cash, by an authorization to withdraw funds for payment from an existing deposit account at the Company upon issuance of stock, or a combination of cash and account withdrawal. Subscription funds received in connection with the offering were placed in segregated savings accounts in the Company. For those orders that were to be funded through account withdrawals, the Company placed "holds" on those accounts, restricting withdrawal of any amount which would reduce the account balance below the amount of the order. At June 30, 1998, the Company held $542.4 million in subscription segregated savings accounts and had restricted withdrawals from deposit accounts in the amount of $225.4 million.

The Holding Company issued 34,715,626 shares in connection with the Conversion. Gross proceeds from the offering were $347,156,260, which includes the $10 value of the 2,677,250 shares issued to the United Community
Financial Corp. Employee Stock Ownership Plan and approximately 1,185,000 shares sold to the Company for transfer to the Home Savings Charitable Foundation.

As of June 30, 1998, prepaid conversion costs were approximately $758,000 and were included in the balance sheet caption Other Assets. Conversion costs are estimated to be $4.5 million.

The Company issued all its outstanding capital stock to the Holding Company in exchange for approximately one-half of the net proceeds. The Holding Company accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Company maintain their historical cost basis in the consolidated company.

3.  EARNINGS PER COMMON SHARE

Earnings per common share have not been presented in the Consolidated Statements of Income as United Community Financial Corp. was currently in the process of completing the Conversion as of June 30, 1998 (as noted in footnote 1. above.) Earnings per common share will be presented from the effective date of the Conversion.

4.  COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", was issued in June 1997 and became effective on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. The Company's comprehensive income for the three and six months ended June 30, 1998 and 1997 are as follows:



                                                              Three Months Ended June 30,
                                                              ---------------------------
                                                                   1998        1997
                                                              ------------   ------------
                                                                    (In thousands)
Net income                                                      $  3,462     $  6,124
Unrealized holding gains (losses) arising
 during the period, net of tax effect of
 ($44) and $331, respectively                                        (82)         614
Reclassification adjustment for gains included in net
 income, net of tax effect of ($23)                                  (42)
                                                                --------     --------

Comprehensive income                                            $  3,338     $  6,738
                                                                --------     --------
                                                                --------     --------


                                                              Six Months Ended June 30,
                                                              -------------------------
                                                                  1998          1997
                                                              ------------   ----------
                                                                    (In thousands)
Net income                                                      $  6,163      $ 8,847
Unrealized holding gains (losses) arising
 during the period, net of tax effect of
 ($10) and ($94), respectively                                       (18)        (175)
Reclassification adjustment for gains included in net
 income, net of tax effect of ($23)                                  (42)
                                                                --------      -------

Comprehensive income                                            $  6,103     $  8,672
                                                                --------      -------
                                                                --------      -------



5. NEW ACCOUNTING STANDARDS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", on January 1, 1998. This statement provides accounting and reporting standards for the way public enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Management has determined that adoption of SFAS No. 131 will not result in increased reporting and disclosure requirements.

6. SALE OF HELD TO MATURITY MORTGAGE-BACKED SECURITIES

In January 1998, the Company sold approximately $114,000 of mortgage-backed securities held to maturity with outstanding balances less than 15% of the principal outstanding at acquisition. A gain of approximately $5,500 was recorded on the sale. In April 1998, the Company sold approximately $2.6 million of mortgage-backed securities held to maturity with outstanding balances less than 15% of the principal outstanding at acquisition. A gain of approximately $100,000 was recorded on the sale.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           UNITED COMMUNITY FINANCIAL CORP.



                                                                  At or For the Three            At or For the Six
                                                                    Months Ended                   Months Ended
                                                                       June 30,                      June 30,
                                                                  -------------------           --------------------
SELECTED FINANCIAL RATIOS AND OTHER DATA: (1)                     1998           1997           1998           1997
                                                                -------        -------        -------        -------
Performance ratios:
  Return on average assets (2)                                    1.20%          2.31%          1.12%          1.66%
  Return on average equity (3)                                    9.55          18.68           8.57          13.63
  Interest rate spread (4)                                        3.53           4.45           3.46           3.84
  Net Interest margin (5)                                         3.98           4.99           3.97           4.36
  Noninterest expense to average assets                           2.17           2.35           2.25           2.30
  Efficiency ratio (6)                                           53.34          46.85          55.56          52.32
  Average interest-earning assets to average interest-
    bearing liabilities                                         112.59         113.66         113.96         113.49
Capital ratios:
  Average equity to average assets                               12.59          12.36          13.07          12.18
  Equity to assets, end of period                                 8.71          12.88           8.71          12.88
  Tangible capital                                                8.67          12.85           8.67          12.85
  Core capital                                                    8.67          12.85           8.67          12.85
  Risk-based capital                                             21.91          27.98          21.91          27.98
Asset quality ratios:
  Nonperforming loans to total loans at end of period (7)         1.32           1.49           1.32           1.49
  Nonperforming assets to average assets (8)                      0.74           0.90           0.78           0.90
  Nonperforming assets to total assets at end of period (8)       0.51           0.90           0.51           0.90
  Allowance for loan losses as a percent of loans                 0.95           0.85           0.95           0.85
  Allowance for loan losses as a percent of
  nonperforming loans (7)                                        72.31          57.20          72.31          57.20
Number of:
  Loans                                                         19,448         18,936         19,448         18,936
  Deposits                                                     107,813        109,066        107,813        109,066
  Full service offices                                              14             15             14             15


-----------------------------------------

(1) Ratios for the three and six-month periods are annualized where appropriate.

(2)  Net income divided by average total assets.

(3)  Net income divided by average total equity.

(4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities

(5)  Net interest as a percentage of average interest-earning assets.

(6) Noninterest expense divided by the sum of net interest income and noninterest income.

(7)  Nonperforming loans consist of nonaccrual loans and restructured loans.

(8) Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

       COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER 31, 1997

Total assets increased from $647.7 million or 61.9% from December 31, 1997 to June 30, 1998. Total liabilities increased $641.6 million or 71% from December 31, 1997 to June 30, 1998. The Company had no borrowings at June 30, 1998. The increase in assets and liabilities at June 30, 1998, compared to December 31, 1997 is primarily attributable to funds held in special subscription savings accounts in connection with the Conversion discussed below.

The Board of Directors of the Company adopted a Plan of Conversion to convert from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association, and to form a Holding Company to own the savings and loan association. The Holding Company was formed in February, 1998. The Conversion was completed on July 8, 1998.

Total equity increased $6.1 million or 4.3% to $147.5 million at June 30, 1998, from $141.4 million at December 31, 1997, due to net income of $6.2 million.

Nonaccrual and restructured loans decreased approximately $1.7 million to $8.5 million at June 30, 1998, from $10.2 million at December 31, 1997. Nonaccrual one- to four-family mortgage loans and commercial loans decreased $1.0 million and $141,000 respectively. The reduction of the one- to four-family loans was due to a number of loans becoming current on their payments and not any one particular loan. Nonaccrual construction loans increased $115,000 at June 30, 1998 compared to December 31, 1997. At March 31, 1998, total nonaccrual and restructured loans accounted for 1.32% of net loans receivable, compared to 1.60% at December 31, 1997. Total non-performing assets were .50% of total assets, a decrease of .48% from .98% at December 31, 1997.

              COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                           JUNE 30, 1998 AND JUNE 30, 1997

NET INCOME.    Net income for the three months ended June 30, 1998, was $3.5 million. Net income for the comparable period in 1997 was $6.1 million. The change in the current period when compared to the prior period was due to a significant recovery in June, 1997, of two previously delinquent loans that had previously been charged off resulting in a recovery of $3.1 million of interest and a loan loss recovery of $2.8 million.

Core earnings, defined as pretax earnings adjusted for securities sales transactions and unusual or non-recurring expense or income items, were $5.1 million for the three months ended June 30, 1998, compared to $3.4 million in the prior year period.

The following table summarizes the components of adjusted pretax core earnings:

                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                    1998               1997
                                                  --------           --------
                                                        (In thousands)
Net interest income                               $ 11,057           $  9,809
Provision for loan losses                              150                600
Noninterest income excluding gains and losses          450                392
Noninterest expense                                  6,263              6,228
                                                  --------           --------
  Adjusted pretax core earnings                   $  5,094           $  3,373
                                                  --------           --------
                                                  --------           --------

NET INTEREST INCOME.   Net interest income decreased $1.9 million or 14.4%
for the second quarter of 1998 compared to the second quarter of 1997. The major factor concerning the decrease was the non-recurring recovery of $3.1 million of interest in the second quarter of 1997 as discussed above. Exclusive of this non-recurring recovery in the prior year, net interest income increased $1.2 million as a result of a higher volume of earning assets.

PROVISION FOR LOAN LOSSES.   The provision for loan loss allowances increased
$150,000 in the second quarter of 1998, as a result of an increase in the total loan portfolio. During the three months ended June 30, 1998, the Company had charge-offs of $164,000 and recoveries of $10,000. At June 30, 1998, the Company's allowance for loan losses totaled $6.2 million, which was .95% of total loans.

NONINTEREST INCOME.   Noninterest income increased $308,000 or 81.9% to $684,000 for the three months ended June 30, 1998, from $376,000 for the three months ended June 30, 1997. The increase was primarily due to a gain of approximately $240,000 on the sale of mortgage-backed securities. Also contributing to the increase was an increase in automated teller machine service charges, NOW non-sufficient funds fees and a rebate from the Ohio Bureau of Workers' Compensation.

NONINTEREST EXPENSE.   Total noninterest expense has not changed significantly
for the second quarter of 1998 to the second quarter of 1997. In the future, noninterest expense will include employee compensation expense for the ESOP.

FEDERAL INCOME TAXES.   The provision for federal income taxes decreased $1.3
million or 41.5% for the second quarter of 1998, compared to the second quarter of 1997. This was primarily due to the lower pre-tax income for the second quarter of 1998 as a result of the significant recovery of the delinquent loans in June, 1997, as stated above.

               COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
                           JUNE 30, 1998 AND JUNE 30, 1997

NET INCOME.   Net income for the six months ended June 30, 1998, was $6.2 million. Net income for the comparable period in 1997 was $8.8 million. The change in the current period is primarily due to the significant recovery discussed earlier.

Core earnings as defined above for the six months ended June 30, 1998, were $9.2 million compared to $7.4 million in 1997.

The following table summarizes the components of adjusted pretax core earnings:

                                                                 Six Months Ended June 30,
                                                              ------------------------------
                                                                 1998                1997
                                                              ------------------------------
                                                                      (in thousands)

Net interest income                                         $    21,179         $    19,599
Provision for loan losses                                           400                 600
Noninterest income excluding gains and losses                       867                 681
Noninterest expense                                              12,358              12,233
                                                            -----------         -----------
  Adjusted pretax core earnings                             $     9,288         $     7,447
                                                            -----------         -----------
                                                            -----------         -----------

NET INTEREST INCOME.   Net interest income decreased $1.5 million or 6.7% for
the six month period ended June 30, 1998, compared to the six month period ended June 30, 1997. The decrease in the six month period ended June 30, 1998 was mainly due to the non-recurring recovery of $3.1 million of interest discussed above. Exclusive of this non-recurring recovery in the prior year net interest income increased $1.6 million as a result of a higher volume of earning assets.

PROVISION FOR LOAN LOSSES.   The provision for loan loss allowances increased
$400,000 for the six month period of 1998, as a result of an increase in the total loan portfolio. During the six months ended June 30, 1998, the Company had charge-offs of $224,000 and recoveries of $14,000.

NONINTEREST INCOME.   Noninterest income increased $388,000 or 57.6% to $1.1
million for the six months ended June 30, 1998, from $674,000 for the six months ended June 30, 1997. The increase was primarily due to a gain of approximately $253,000 on the sale of mortgage-backed securities along with an increase in automated teller machine service charges and NOW non-sufficient funds fees of approximately $43,000. Also contributing to the increase was a rebate of approximately $29,000 from the Ohio Bureau of Workers' Compensation.

NONINTEREST EXPENSE.   Total noninterest expense has not changed
significantly for the six month period ended 1998 compared to the six month period ended June 30, 1997. In the future noninterest expense will include employee compensation expense for the ESOP.

FEDERAL INCOME TAXES.   The provision for federal income taxes decreased $1.2
million or 27.0% for the six month period ended June 30, 1998, compared to the six month period ended June 30, 1997. This was primarily due to the lower pre-tax income for the 1998 period as a result of the significant recovery of the delinquent loans in June, 1997, as stated above.

                          UNITED COMMUNITY FINANCIAL CORP.
                               AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 1998 and 1997. Average balance calculations were based on daily balances.

                                                                      Three Months Ended June 30,
                                            ---------------------------------------------------------------------------------
                                                            1998                                            1997
                                            ------------------------------------         ------------------------------------
                                              Average       Interest                       Average       Interest
                                            outstanding      earned/      Yield/         outstanding      earned/     Yield/
                                              balance         paid        rates            balance         paid        rate
                                            -----------    -----------   -------         -----------    -----------   -------
                                                                         (Dollars in thousands)
Interest-earning assets:
   Net loans (1)                            $   638,739    $    13,232      8.29%        $   620,289    $    15,790     10.18%
   Mortgage-backed securities:
     Available for sale                          56,799            952      6.70              73,710          1,311      7.11
     Held to maturity                           228,603          4,048      7.80             272,845          4,867      7.14
   Investment securities:
     Available for sale                          64,135            974      6.07              31,732            517      6.52
     Held to maturity                             4,977             79      6.35              18,240            283      6.21
   Other interest-earning assets                117,868          1,732      5.88              19,068            314      6.59
                                            -----------    -----------   -------         -----------    -----------   -------

     Total interest-earning assets            1,111,121         21,017      7.57           1,035,884         23,082      8.91
Noninterest-earning assets                       41,085                                       25,158
                                            -----------                                  -----------
     Total assets                           $ 1,152,206                                  $ 1,061,042
                                            -----------                                  -----------
                                            -----------                                  -----------

Interest-bearing liabilities:
   Checking and demand accounts             $   138,314            747      2.16         $   120,971            719      2.38
   Savings accounts                             342,801          2,240      2.61             250,958          1,852      2.95
   Certificates of deposit                      505,789          6,973      5.51             539,498          7,594      5.63
                                            -----------    -----------   -------         -----------    -----------   -------

     Total interest-bearing liabilities         986,904          9,960      4.04             911,427         10,165      4.46
                                                           -----------   -------                        -----------   -------

Noninterest-bearing liabilities                  20,249                                       18,493
                                            -----------                                  -----------

     Total liabilities                        1,007,153                                      929,920

Equity                                          145,053                                      131,122
                                            -----------                                  -----------

     Total liabilities and equity           $ 1,152,206                                  $ 1,061,042
                                            -----------                                  -----------
                                            -----------                                  -----------

Net interest income and
   interest rate spread                                    $    11,057      3.53%                        $   12,917      4.45%
                                                           -----------   -------                        -----------   -------
                                                           -----------   -------                        -----------   -------

Net Interest Margin                                                         3.98%                                        4.99%
                                                                         -------                                      -------
                                                                         -------                                      -------
Average interest-earning assets to
   average interest-bearing liabilities                                   112.59%                                      113.66%
                                                                         -------                                      -------
                                                                         -------                                      -------

-------------------
(1)  Nonaccrual loans are included in the average balance.

                          UNITED COMMUNITY FINANCIAL CORP.
                               AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six month periods ended June 30, 1998 and 1997. Average balance calculations were based on daily balances.

                                                                          Six Months Ended June 30,
                                            ---------------------------------------------------------------------------------
                                                            1998                                            1997
                                            ------------------------------------         ------------------------------------
                                              Average       Interest                       Average       Interest
                                            outstanding      earned/      Yield/         outstanding      earned/     Yield/
                                              balance         paid        rates            balance         paid        rate
                                            -----------    -----------   -------         -----------    -----------   -------
                                                                         (Dollars in thousands)
Interest-earning assets:
   Net loans (1)                            $   635,932    $    26,305      8.27%        $   618,087    $    28,298      9.16%
   Mortgage-backed securities:
     Available for sale                          59,037          1,994      6.76              77,069          2,713      7.04
     Held to maturity                           236,766          8,359      7.06             277,901          9,919      7.14
   Investment securities:
     Available for sale                          56,998          1,722      6.04              28,224            905      6.41
     Held to maturity                             4,935            158      6.40              18,915            596      6.30
   Other interest-earning assets                 73,017          2,157      5.91              20,754            652      6.28
                                            -----------    -----------   -------         -----------    -----------   -------

     Total interest-earning assets            1,066,685         40,695      7.63           1,040,950         43,083      8.28
Noninterest-earning assets                       33,306                                       24,431
                                            -----------                                  -----------
     Total assets                           $ 1,099,991                                  $ 1,065,381
                                            -----------                                  -----------
                                            -----------                                  -----------

Interest-bearing liabilities:
   Checking and demand accounts             $   129,064          1,413      2.19         $   121,863          1,472      2.42
   Savings accounts                             294,059          3,879      2.64             252,608          3,728      2.95
   Certificates of deposit                      512,914         14,224      5.55             542,774         15,176      5.59
                                            -----------    -----------   -------         -----------    -----------   -------

     Total interest-bearing liabilities         936,037         19,516      4.17             917,245         20,376      4.44
                                                           -----------   -------                        -----------   -------

Noninterest-bearing liabilities                  20,201                                       18,326
                                            -----------                                  -----------

     Total liabilities                          956,238                                      935,571

Equity                                          143,753                                      129,810
                                            -----------                                  -----------

     Total liabilities and equity           $ 1,099,991                                  $ 1,065,381
                                            -----------                                  -----------
                                            -----------                                  -----------

Net interest income and
   interest rate spread                                    $    21,179      3.46%                        $   22,707      3.83%
                                                           -----------   -------                        -----------   -------
                                                           -----------   -------                        -----------   -------

Net Interest Margin                                                         3.97%                                        4.36%
                                                                         -------                                      -------
                                                                         -------                                      -------
Average interest-earning assets to
   average interest-bearing liabilities                                   113.96%                                      113.49%
                                                                         -------                                      -------
                                                                         -------                                      -------

-------------------
(1)  Nonaccrual loans are included in the average balance.

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

                                             For the Three Months Ended June 30,         For the Six Months Ended June 30,
                                             -----------------------------------         -----------------------------------
                                                        1998 vs. 1997                              1998 vs. 1997
                                             -----------------------------------         -------------------------------------
                                                  Increase              Total                 Increase               Total

                                              (decrease) due to        increase            (decrease) due to        increase
                                             --------------------                         --------------------
                                              Rate         Volume     (decrease)           Rate         Volume     (decrease)
                                             -----         ------     ----------          -----         ------     ----------
                                                       (In thousands)                               (In thousands)

Interest-earning assets:
  Loans (1)                               $ (3,044)      $    486       $ (2,558)      $ (2,844)      $    851       $ (1,993)
  Mortgage-backed securities:
    Available for sale                         (72)          (287)          (359)          (106)          (613)          (719)
    Held to maturity                           (35)          (784)          (819)          (107)        (1,453)        (1,560)
  Investment securities:
    Available for sale                         (33)           490            457            (49)           866            817
    Held to maturity                             7           (211)          (204)            10           (448)          (438)
  Other interest-earning assets                (30)         1,448          1,418            (37)         1,542          1,505
                                          --------       --------       --------       --------       --------       --------

    Total interest-earning assets         $ (3,207)      $  1,142         (2,065)      $ (3,133)      $    745         (2,388)
                                          --------       --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------       --------

Interest-bearing liabilities:
  Savings accounts                            (177)           565            388           (277)           428            151
  Checking accounts                            (49)            77             28           (160)           101            (59)
  Certificates of deposit                     (154)          (467)          (621)          (123)          (829)          (952)
                                          --------       --------       --------       --------       --------       --------

    Total interest-bearing liabilities    $   (380)      $    175           (205)      $   (560)      $   (300)          (860)
                                          --------       --------       --------       --------       --------       --------
                                          --------       --------       --------       --------       --------       --------

Change in net interest income                                           $ (1,860)                                    $ (1,528)
                                                                        --------                                     --------
                                                                        --------                                     --------

(1) The change due to rate reflects a recovery of past due interest due to loan loss recovery.

YEAR 2000

The Company's year 2000 implementation, as discussed in the Company's Conversion Prospectus is proceeding as planned.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's Conversion Prospectus. No material changes in the assumptions used or results obtained from the model have occurred.

                             PART II.  OTHER INFORMATION

                           UNITED COMMUNITY FINANCIAL CORP.



ITEM 1 - NOT APPLICABLE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of proceeds - As discussed in Note 1 to Notes to Consolidated Financial Statements under Item 1 of the Quarterly Report, the Conversion was completed on July 8, 1998. In connection therewith:

1. The effective date of the Registration Statement on Form S-1, as amended (File No. 333-47957) ("Registration Statement"), was May 14, 1998.

2. The offering closed on July 8, 1998 with the sale of all securities registered pursuant to the Registration Statement. Trident Securities, Inc. acted as the marketing agent for the Offering.

3. The Holding Company issued 34,715,626 shares in connection with the Conversion. Gross proceeds from the offering were $347,156,260, which includes the $10 value of the 2,677,250 shares issued to the United Community Financial Corp. Employee Stock Ownership Plan and approximately 1,185,000 shares sold to the Company for transfer to the Home Savings Charitable Foundation.

4.   Conversion costs are estimated to be $4.5 million.

ITEMS 3 AND 4 - NOT APPLICABLE

ITEM 5 -

     Any qualified shareholder of the Company who intends to submit a proposal to the Company at the 1999 Annual Meeting of Shareholders (the "1999 Annual Meeting") must submit such proposal to the Company not later than November 15, 1998, to be considered for inclusion in the Company's Proxy Statement and form of Proxy (the "Proxy Materials") relating to that meeting. If a shareholder intends to present a proposal at the 1999 Annual Meeting of Shareholders, but has not sought the inclusion of such proposal in the Company's Proxy Materials, such proposal must be received by the Company prior to January 29, 1999, the Company's management proxies for the 1999 Annual Meeting will be entitled to use their discretionary voting authority should such proposal then be raised, without any discussion of the matter in the Company's Proxy Materials.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

     Exhibit
      Number                       Description
    ---------           ----------------------------------
       11               Statement regarding computation of per share earnings
       27               Financial Data Schedule - EDGAR only

b.  Reports on Form 8-K


On July 8, 1998 the Company filed an 8-K disclosing operating results for the quarter ended June 30, 1998.

                           UNITED COMMUNITY FINANCIAL CORP.

                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           UNITED COMMUNITY FINANCIAL CORP.


Date:    August 14, 1998                /s/ Douglas M. McKay
                                        --------------------------------
                                        Douglas M. McKay, President


Date:    August 14, 1998                /s/ Patrick A. Kelly
                                        --------------------------------
                                        Patrick A. Kelly, Treasurer