Form 10-Q
period 1998-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 1998-11-16
CIK 707886

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____ to _____

                         Commission File Number 0-24399

                        UNITED COMMUNITY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                Ohio                                       34-1856319
 ----------------------------------------------------------------------------
 (State or other jurisdiction of                           (IRS Employer
 incorporation or organization)                        Identification Number)

           275 Federal Plaza West
              Youngstown, Ohio                               44503-1203
              ----------------                               ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes    X                    No
                                        -------                    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                32,082,997 common shares as of September 30, 1998

                                TABLE OF CONTENTS

                                                                                     PAGE
PART I.       FINANCIAL INFORMATION

    Item 1.       Financial Statements  (Unaudited)

                  Consolidated Statements of Financial Condition
                  as of September 30, 1998 and December 31, 1997...................    1

                  Consolidated Statements of Operations for the Three and Nine
                  Months Ended September 30, 1998 and 1997.........................    2

                  Consolidated Statements of Cash Flows for the
                  Nine Months Ended September 30, 1998 and 1997....................    3

                  Notes to Consolidated Financial Statements.......................    4 - 5

    Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations....................    6 - 13

    Item 3.       Quantitative and Qualitative Disclosure About Market Risk........    13

PART II.      OTHER INFORMATION....................................................    14

Signatures          ...............................................................    15

EXHIBITS            ...............................................................    16 - 18

ITEM 1.  Financial Statements

                        UNITED COMMUNITY FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                           September 30, 1998       December 31, 1997
                                                                               (Unaudited)
                                                                           --------------------     -------------------
                                                                                         (In thousands)
ASSETS:
Cash and deposits with banks                                                     $    20,185           $    14,618
Federal funds sold and other                                                         197,299                19,879
                                                                               --------------        --------------
       Total cash and cash equivalents                                               217,484                34,497
                                                                               --------------        --------------
Investment securities:
   Available for sale, at fair value (amortized cost of $79,696 and $39,091,
    respectively)                                                                     80,625                39,402
   Held to maturity (fair value of $5,030 and $5,013,
    respectively)                                                                      4,987                 4,968
Mortgage-backed securities:
   Available for sale, at fair value (amortized cost of $68,649 and $61,633,
     respectively)                                                                    69,691                62,423
   Held to maturity (fair value of $206,305 and $247,986,
     respectively)                                                                   200,866               243,848
Loans, net (including allowance for loan losses
    of $6,261 and $5,982, respectively)                                              644,369               633,236
Federal Home Loan Bank stock                                                          11,751                11,136
Premises and equipment                                                                 7,600                 7,930
Accrued interest receivable                                                            6,516                 6,414
Real estate owned                                                                         37                    55
Other assets                                                                           5,300                 1,084
                                                                               --------------        --------------
       TOTAL ASSETS                                                              $ 1,249,226           $ 1,044,993
                                                                               ==============        ==============
LIABILITIES AND EQUITY:
LIABILITIES:
   Deposits                                                                      $   769,628           $   886,808
   Advance payments by borrowers for taxes
     and insurance                                                                     2,221                 3,715
   Accrued interest payable                                                              736                   845
   Post-retirement benefit obligation                                                  7,886                 7,647
   Accrued expenses and other liabilities                                              6,290                 4,625
                                                                               --------------        --------------
       Total liabilities                                                             786,761               903,640
                                                                               --------------        --------------
COMMITMENTS AND CONTINGENCIES
EQUITY:
Preferred  stock-no par value;  1,000,000 shares authorized and unissued at September 30, 1998
Common  stock-no  par  value;  499,000,000  shares  authorized;
    34,715,625 shares issued-and  32,082,997  outstanding at
    September 30, 1998
   Paid in capital                                                                   342,717
   Retained-earnings                                                                 144,779               140,636
   Net unrealized gain on available for sale securities,
     net of taxes of $697 and $385, respectively                                       1,295                   717
   Unearned compensation                                                            (26,326)
                                                                               --------------        --------------
       TOTAL EQUITY                                                                  462,465               141,353
                                                                               --------------        --------------
       TOTAL LIABILITIES AND EQUITY                                              $ 1,249,226           $ 1,044,993
                                                                               ==============        ==============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED COMMUNITY FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended                    Nine Months Ended
                                                                September 30,                        September 30,
                                                           ------------------------              -----------------------
                                                             1998           1997                   1998           1997
                                                           ----------    ----------              ---------      --------
                                                            (In thousands, except                    (In thousands,
                                                               per share data)                    except per share data)
INTEREST INCOME:
  Loans                                                      $ 13,470      $ 13,013              $ 39,774       $ 41,311
  Mortgage-backed securities:
     Available for sale                                           912         1,243                 2,906          3,956
     Held to maturity                                           3,638         4,659                11,997         14,579
  Investment securities:
     Available for sale                                         1,028           625                 2,750          1,529
     Held to maturity                                              80           137                   238            733
  FHLB stock dividend                                             211           196                   615            566
  Other interest-earning assets                                 3,873           167                 5,627            449
                                                           -----------   -----------            ----------    -----------
     Total interest income                                     23,212        20,040                63,907         63,123

INTEREST EXPENSE:
  Interest expense on deposits                                  8,462        10,089                27,978         30,465
                                                           -----------   -----------            ----------    -----------
NET INTEREST INCOME                                            14,750         9,951                35,929         32,658
PROVISION FOR (RECOVERY OF) LOAN LOSSES                           100                                 500        (2,246)
                                                           -----------   -----------            ----------    -----------
NET INTEREST INCOME AFTER PROVISION FOR
   (RECOVERY OF) LOAN LOSSES                                   14,650         9,951                35,429         34,904
                                                           -----------   -----------            ----------    -----------
NONINTEREST INCOME:
  Service fees and other charges                                  307           305                   887            764
  Net gains (losses):
     Mortgage-backed securities                                                                       253
     Other gains (losses)                                                      (14)                  (58)           (21)
  Other income                                                    438            95                   725            317
                                                           -----------   -----------            ----------    -----------
     Total noninterest income                                     745           386                 1,807          1,060
                                                           -----------   -----------            ----------    -----------
NONINTEREST EXPENSES:
  Salaries and employee benefits                                4,180         3,534                11,325         10,663
  Occupancy                                                       366           294                 1,006            909
  Equipment and data processing                                   669           566                 1,961          1,752
  Deposit insurance premiums                                      135           144                   410            445
  Franchise tax                                                   479           438                 1,438          1,314
  Advertising                                                     263           234                   872            761
  Other expenses                                                  686           737                 2,115          2,030
  Charitable contributions                                     11,835           150                11,844            456
                                                           -----------   -----------            ----------    -----------
     Total noninterest expenses                                18,613         6,097                30,971         18,330
                                                           -----------   -----------            ----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                             (3,218)         4,240                 6,265         17,634
INCOME TAXES (BENEFIT)                                        (1,196)         1,338                 2,122          5,885
                                                           -----------   -----------            ----------    -----------
NET INCOME (LOSS)                                            $(2,022)        $2,902                $4,143       $ 11,749
                                                           ===========   ===========            ==========    ===========

Earnings per share (1):
   Basic                                                     $ (0.06)           N/A                   N/A            N/A
                                                           ===========   ===========            ==========    ===========
   Diluted                                                   $ (0.06)           N/A                   N/A            N/A
                                                           ===========   ===========            ==========    ===========
   Average common shares outstanding                       32,060,686           N/A                   N/A            N/A
                                                           ===========   ===========            ==========    ===========

(1) For purpose of displaying earnings per share it is assumed the conversion took place as of July 1, 1998.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED COMMUNITY FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine Months Ended September 30,
                                                                          ---------------------------------
                                                                             1998                1997
                                                                          -----------        --------------
                                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $  4,143              $  11,749
   Adjustments to reconcile net income to net cash
     provided by operating activities:
        Provision for (recovery of) loan losses                                  500               (2,246)
        Net (gains) losses                                                     (195)                    21
        Accretion of discounts and amortization of premiums                  (1,096)                 (799)
        Depreciation                                                             776                   803
        FHLB stock dividends                                                   (615)                 (566)
        Increase in interest receivable                                        (102)                 (182)
        Decrease in interest payable                                           (109)                  (15)
        Increase in post retirement benefit obligation                           239                   249
        Increase in prepaid and other assets                                 (4,216)                 (596)
        Increase in other liabilities                                          1,352                 2,181
        Change in unearned compensation                                          562
        Charitable contribution                                               11,834
                                                                          -----------        --------------
            Net cash provided by operating activities                         13,073                10,599
                                                                          -----------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from principal repayments and maturities of:
        Mortgage-backed securities held to maturity                           48,396                31,334
        Mortgage-backed securities available for sale                         13,108                15,204
        Investment securities held to maturity                                                      20,000
        Investment securities available for sale                               3,215                 3,566
   Proceeds from sale of:
        Mortgage-backed securities available for sale                         13,145
        Mortgage-backed securities held to maturity                            2,764
   Purchases of:
        Investment securities available for sale                            (43,889)              (30,876)
        Mortgage-backed securities available for sale                       (32,960)
        Mortgage-backed securities held to maturity                          (8,047)
   Principal collected on loans                                              151,021                85,998
   Loans originated and acquired                                           (161,777)              (96,945)
   Proceeds from disposal of real estate owned                                    71                   110
   Purchases of premises and equipment                                         (454)               (2,262)
                                                                          -----------        --------------
            Net cash (used in) provided by investing activities             (15,407)                26,129
                                                                          -----------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net decrease in NOW, Savings and Money Market
         Accounts                                                           (30,503)              (18,533)
        Net decrease in Certificates of Deposit                             (86,677)              (24,598)
        Net decrease in advance payments by borrowers
          for taxes and insurance                                            (1,494)               (1,985)
        Net proceeds from the sale or issuance of common shares              303,995
                                                                          -----------        --------------
            Net cash provided by (used in) financing activities              185,321              (45,116)
                                                                          -----------        --------------
Increase (decrease) in cash and cash equivalents                             182,987               (8,388)
Cash and cash equivalents, beginning of period                                34,497                19,668
                                                                          -----------        --------------
Cash and cash equivalents, end of period                                    $217,484              $ 11,280
                                                                          ===========        ==============
Supplemental disclosures of cash flow information: Cash paid during the period for:
     Interest on deposits and borrowings                                    $ 28,087             $  30,480
     Income taxes                                                              4,200                 4,600
Supplemental schedule of noncash activities:
   Transfers from loans to real estate owned                                     105                   360

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

The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1997, contained in the Holding Company's prospectus dated May 15, 1998.

2.    CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

On December 9, 1997, the Board of Directors of the Company adopted a Plan of Conversion to convert from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association. The conversion was accomplished through the formation of the Holding Company in February, 1998, the adoption of an Ohio stock charter, the sale of all of the Company's stock to the Holding Company on July 8, 1998 and the issuance of the Holding Company's stock on July 8, 1998.

The Holding Company issued 34,715,625 shares in connection with the Conversion. Gross proceeds from the offering were $347,156,250, which includes the $10 value of the 2,677,250 shares issued to the United Community Financial Corp. Employee Stock Ownership Plan and 1,183,438 shares sold to the Company for transfer to the Home Savings Charitable Foundation.
Conversion costs amounted to $4.6 million.

The Company issued all its outstanding capital stock to the Holding Company in exchange for approximately one-half of the net proceeds. The Holding Company accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of the Company maintain their historical cost basis in the consolidated company.

3.    EARNINGS PER COMMON SHARE

Earnings per share has been computed for the quarter ended September 30, 1998 based upon weighted average common shares outstanding of 32,060,686. For the purposes of computing weighted average shares outstanding, shares issued in the conversion on July 8, 1998 were assumed to have been outstanding since July 1, 1998. Earnings per share for all prior periods are not presented as there was no common stock issued or outstanding.

4.    COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", was issued in June 1997 and became effective on January 1, 1998. This statement requires companies to report all items that are recognized as components of comprehensive income under accounting standards. The Company's comprehensive income for the three and nine months ended September 30, 1998 and 1997 are as follows:

                                                                       Three Months Ended September 30,
                                                                      ---------------------------------
                                                                         1998                  1997
                                                                      --------------        -----------
                                                                                (In thousands)
Net income (loss)                                                       $(2,022)             $ 2,902
Unrealized holding gains arising
   during the period, net of tax effect of
   $321 and $202, respectively                                               595                  376
                                                                      -----------          -----------

Comprehensive income                                                    $(1,427)             $  3,278
                                                                      ===========          ===========

                                                                       Nine Months Ended September 30,
                                                                      --------------------------------
                                                                         1998                 1997
                                                                      -------------        -----------
                                                                                (In thousands)
Net income                                                              $  4,143             $ 11,749
Unrealized holding gains arising
   during the period, net of tax effect of
   $312 and $108, respectively                                               578                  201
Reclassification adjustment for gains included in net
    income, net of tax effect of ($23)                                      (42)
                                                                      -----------          -----------

Comprehensive income                                                    $  4,679             $ 11,950
                                                                      ===========          ===========


5.  SALE OF HELD TO MATURITY MORTGAGE-BACKED SECURITIES

In January 1998, the Company sold approximately $114,000 of mortgage-backed securities held to maturity with outstanding balances less than 15% of the principal outstanding since acquisition. A gain of approximately $5,500 was recorded on the sale. In April 1998, the Company sold approximately $2.6 million of mortgage-backed securities held to maturity with outstanding balances less than 15% of the principal outstanding since acquisition. A gain of approximately $100,000 was recorded on the sale. There were no sales of mortgage-backed securities held to maturity during the three month period ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        UNITED COMMUNITY FINANCIAL CORP.

                                                                   At or For the Three              At or For the Nine
                                                                      Months Ended                     Months Ended
                                                                      September 30,                    September 30,
                                                                ------------------------          ------------------------
SELECTED  FINANCIAL RATIOS AND OTHER DATA: (1)                       1998         1997                 1998        1997
                                                                ----------  ------------          ----------  ------------
Performance ratios:
   Return on average assets (2)                                    (0.62)%         1.10%               0.47%       1.48%
   Return on average equity (3)                                    (1.87)          8.41                2.30       11.82
   Interest rate spread (4)                                          3.12          3.29                3.33        3.66
   Net interest margin (5)                                           4.64          3.87                4.22        4.20
   Noninterest expense to average assets                             5.70          2.31                3.53        2.30
   Efficiency ratio (6)                                            120.12         58.98               82.07       54.36
   Average interest-earning assets to average interest-
    bearing liabilities                                            157.11        114.80              126.97      113.92
Capital ratios:
   Average equity to average assets                                 33.15         13.08               20.53       12.48
   Equity to assets, end of period                                  37.02         13.42               37.02       13.42
   Tangible capital                                                 26.61         13.42               26.61       13.42
   Core capital                                                     26.61         13.42               26.61       13.42
   Risk-based capital                                               54.26         28.28               54.26       28.28
Asset quality ratios:
   Nonperforming loans to total loans at end of period (7)           1.17          1.46                1.17        1.46
   Nonperforming assets to average assets (8)                        0.58          0.89                0.65        0.89
   Nonperforming assets to total assets at end of period (8)         0.61          0.90                0.61        0.90
   Allowance for loan losses as a percent of loans                   0.96          0.83                0.96        0.83
   Allowance for loan losses as a percent of
    nonperforming loans (7)                                         82.85         57.68               82.85       57.68
Number of full service offices                                         14            15                  14          15
Per share data (9):
   Basic earnings per share (10)                                   (0.06)           N/A                 N/A         N/A
   Diluted earnings per share (10)                                 (0.06)           N/A                 N/A         N/A
   Book value (11)                                                  14.42           N/A                 N/A         N/A

---------------------------------------------------------
(1) Ratios for the three and nine-month periods are annualized where appropriate. Ratios for 1998 period are affected by the $11.8 million contribution to the Home Savings and Loan Charitable Foundation.
(2)  Net income divided by average total assets.
(3)  Net income divided by average total equity.
(4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(5)  Net interest income as a percentage of average interest-earning assets.
(6) Noninterest expense divided by the sum of net interest income and noninterest income.
(7)  Nonperforming loans consist of nonaccrual loans and restructured loans.
(8) Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.
(9) For purpose of displaying earnings per share it is assumed conversion took place as of July 1, 1998.
(10) Net income divided by average number of shares outstanding.
(11) Equity divided by number of shares outstanding.

 COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

Equity increased $321.1 million to $462.5 million at September 30, 1998 from $141.4 million at December 31, 1997. This increase was primarily attributable to the sale of United Community Financial Corp.'s stock in connection with the mutual to stock conversion of The Home Savings and Loan Company which was completed on July 8, 1998.

Due to the stock conversion, total assets increased by $204.2 million from December 31, 1997 to September 30, 1998.

Net loans increased $11.1 million, or 1.75% to $644.3 million at September 30, 1998 compared to $633.2 million at December 31, 1997.

Funds that are not currently needed for general corporate purposes, including loan originations, enhanced customer services and possible acquisitions are invested at this time in overnight funds, investment securities and mortgage backed securities. Overnight funds increased $177.4 million to $197.3 million at September 30, 1998 from $19.9 million at December 31, 1997. Investment securities available for sale increased $41.2 million since December 31, 1997. The increase in overnight funds and investment securities available for sale enable funds from the stock conversion to be fully employed while providing a great deal of liquidity and flexibility as the Company pursues other alternative investment opportunities.

Total deposits decreased $117.2 million from December 31, 1997. This reduction was primarily due to deposits withdrawn for the purchase of United Community Financial Corp.'s stock. The deposits decrease equated to a $19.3 million reduction in savings accounts, $11.2 million decrease in Transaction accounts and $86.7 million reduction in certificate accounts.

Nonaccrual and restructured loans decreased approximately $2.6 million to $7.6 million at September 30, 1998 from $10.2 million at December 31, 1997. Nonaccrual one- to four-family mortgage loans and commercial loans each decreased by $1.5 million. The reduction of the one- to four-family loans was due to a number of loans becoming current on their payments, not any one particular loan. The reduction in nonaccrual commercial loans was the result of two loans being reclassified restructured and several more being brought current. Nonaccrual construction loans decreased $451,000 at September 30, 1998 compared to December 31, 1997 due to several loans becoming current. At September 30, 1998, total nonaccrual and restructured loans accounted for 1.17% of net loans receivable, compared to 1.60% at December 31, 1997. Total non-performing assets were .61% of total assets as of September 30, 1998, a decrease of .37% from .98% as of December 31, 1997 .

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

NET INCOME. A loss was incurred for the three months ended September 30, 1998 of $2.0 million or $.06 per common share which was due to an $11.8 million contribution to The Home Savings and Loan Company Charitable Foundation (Foundation). Without the contribution to the Foundation, net income would have been $5.7 million or $.18 earnings per common share. Net income for the comparable period in the prior year was $2.9 million. Book value per share was $14.42 as of September 30, 1998. United Community Financial Corp. believes that the contribution of common shares to the Foundation will benefit the long-term value of the Company's community banking franchise by enabling the communities it serves to share in the potential growth and success of the Company and the Holding Company.

A more direct comparison of operating results is to compare pretax core earnings for the two periods. Core earnings are defined as pre-tax earnings adjusted for securities sales transactions and unusual or nonrecurring expense or income items. Core earnings for the three months ended September 30, 1998 were $8.6 million compared to $4.2 million in the prior year period. The increase of $4.4 million in core earnings was due to an increase in net interest income.

The following table summarizes the components of adjusted pretax core earnings:

                                                           Three Months Ended
                                                              September 30,
                                                    ---------------------------------
                                                         1998                1997
                                                    -------------       --------------
                                                             (In thousands)
Net interest income                                    $  14,750           $     9,751
Provision for loan losses                                    100                     0
Noninterest income excluding gains and losses                745                   400
Noninterest expense                                        6,779                 5,947
                                                    -------------        --------------
   Adjusted pretax core earnings                          $8,616              $  4,204
                                                    -------------        --------------
                                                    -------------        --------------

NET INTEREST INCOME. Net interest income increased $4.8 million or 48.2% for the third quarter of 1998 compared to the third quarter of 1997. Two factors contributed to this increase in net interest income. The first was an increase in interest-earning assets for the third quarter 1998 compared to the third quarter 1997, due to the stock conversion. The second was a decrease in interest-bearing deposits combined with a reduction in interest rates of the interest bearing liabilities as a result of the interest rate environment for the third quarter 1998 versus the third quarter 1997.

PROVISION FOR LOAN LOSSES. The provision for loan loss allowances increased $100,000 in the third quarter of 1998, as a result of continuing growth in the loan portfolio. During the three months ended September 30, 1998, the Company had charge-offs of $17,000 and recoveries of $6,000. At September 30, 1998, the Company's allowance for loan losses totaled $6.3 million, which was .97% of total loans.

NONINTEREST INCOME. Noninterest income increased $359,000 or 93.0% to $745,000 for the three months ended September 30, 1998, from $386,000 for the three months ended September 30, 1997. The increase was primarily due to fees and commissions related to check services during the subscription offering.

NONINTEREST EXPENSE. Total noninterest expense increased $12.5 million to $18.6 million for the third quarter 1998 from $6.1 million for the third quarter 1997. As stated above, $11.8 million of this increase was due to the contribution to the Foundation. Employee compensation expense for the ESOP of approximately $625,000 also added to the increase for noninterest expense for the third quarter 1998.

FEDERAL INCOME TAXES. The provision for federal income taxes decreased $2.5 million or 189.4% for the third quarter of 1998, compared to the third quarter of 1997. This was primarily due to the lower pre-tax income for the third quarter of 1998 as a result of the contribution to the Foundation as stated above.

            COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

NET INCOME. Net income for the nine months ended September 30, 1998 was $4.1 million, compared to $11.7 million for the nine month period in 1997. The change in the current period is primarily due to the contribution to the Foundation. Also contributing to the change in the current period, when compared to the previous period, was a recovery in June 1997 of two loans that had previously been charged off, resulting in a recovery of $3.1 million of interest and a loan loss recovery of $2.8 million.

Core earnings, as defined above, for the nine months ended September 30, 1998 were $17.9 million compared to $12.0 million in the prior year period. The increase of $5.9 million in core earnings was primarily due to an increase in net interest income.

The following table summarizes the components of adjusted pretax core earnings:

                                                            Nine Months Ended
                                                              September 30,
                                                     ---------------------------------
                                                        1998                1997
                                                     -----------        --------------
                                                              (In thousands)
Net interest income                                   $  35,929              $ 29,350
Provision for loan losses                                   500                   600
Noninterest income excluding gains and losses             1,612                 1,081
Noninterest expense                                      19,137                17,880
                                                     -----------          -----------
   Adjusted pretax core earnings                      $  17,904              $ 11,951
                                                     -----------          -----------
                                                     -----------          -----------

NET INTEREST INCOME. Net interest income increased $3.3 million or 10% for the nine month period ended September 30, 1998, compared to the nine month period ended September 30, 1997. Exclusive of the non-recurring loan recovery of $3.1 million of interest, in the prior year discussed above, along with an additional loan recovery of $0.2 million of interest in September 1997, net interest income increased $6.6 million for the current nine month period as a result of a higher volume of earning assets along with the reduction of interest bearing-liabilities and interest rates paid on the liabilities as mentioned earlier.

PROVISION FOR LOAN LOSSES. The provision for loan loss allowances increased $500,000 for the nine month period of 1998, as a result of an increase in the total loan portfolio. During the nine months ended September 30, 1998, the Company had charge-offs of $241,000 and recoveries of $20,000.

NONINTEREST INCOME. Noninterest income increased $747,000 or 70.5% to $1.8 million for the nine months ended September 30, 1998, from $1.1 million for the nine months ended September 30, 1997. The increase was primarily due to a gain of approximately $253,000 on the sale of mortgage-backed securities along with fees and commissions related to check services during the subscription offering. Also, there was an increase in automated teller machine service charges and NOW non-sufficient funds fees of approximately $106,000, and a rebate of approximately $29,000 from the Ohio Bureau of Workers' Compensation.

NONINTEREST EXPENSE. In the current nine month period noninterest expense totaled $31.0 million, an increase of $12.6 million compared to the same period in 1997. As stated earlier, this was attributable to the contribution of $11.8 million to the Foundation and the employee compensation expense of $625,000 for the ESOP.

FEDERAL INCOME TAXES. The provision for federal income taxes decreased $3.8 million or 63.9% for the nine month period ended September 30, 1998, compared to the nine month period ended September 30, 1997. This was primarily due to the lower pre-tax income for the 1998 period as a result of the contribution to the Foundation in 1998 and significant recovery of the delinquent loans in 1997, as stated above.

                        UNITED COMMUNITY FINANCIAL CORP.
                             AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 1998 and 1997. Average balance calculations were based on daily balances.

                                                                    Three Months Ended September 30,
                                          -------------------------------------------------------------------------------------
                                                           1998                                         1997
                                          ----------------------------------------      ---------------------------------------
                                             Average       Interest                       Average       Interest
                                           outstanding     earned/      Yield/          outstanding     earned/      Yield/
                                             balance         paid        rate             balance         paid        rate
                                          --------------  -----------   ----------      -------------  -----------   ----------
                                                                         (Dollars in thousands)
Interest-earning assets:
   Net loans (1)                             $  645,962     $ 13,470       8.34%         $   625,959     $ 13,013       8.32%
   Mortgage-backed securities:
     Available for sale                          54,691          912       6.67               70,996        1,243       7.00
     Held to maturity                           208,908        3,638       6.97              262,387        4,659       7.10
   Investment securities:
     Available for sale                          68,440        1,028       6.01               38,344          625       6.52
     Held to maturity                             4,983           80       6.42                8,977          137       6.10
   Other interest-earning assets                289,510        4,085       5.64               22,700          363       6.40
                                          --------------  -----------   --------        -------------  -----------   --------
       Total interest-earning assets          1,272,494       23,213       7.30            1,029,363       20,040       7.79

Noninterest-earning assets                       32,973                                      26,108
                                          --------------                                -------------
       Total assets                          $1,305,467                                  $ 1,055,471
                                          ==============                                =============
Interest-bearing liabilities:
     Checking and demand accounts            $  122,463          645       2.11          $   120,603          722       2.39
     Savings accounts                           245,154        1,811       2.95              247,384        1,845       2.98
     Certificates of deposit                    442,321        6,007       5.43              528,657        7,522       5.69
                                          --------------  -----------   --------        -------------  -----------   --------
   Total interest-bearing liabilities           809,938        8,463       4.18              896,644       10,089       4.50
                                                          -----------   --------                       -----------   --------
Noninterest-bearing liabilities                  62,810                                       20,816
                                          --------------                                -------------
        Total liabilities                       872,748                                      917,460

Equity                                          432,719                                      138,011
                                          --------------                                -------------
        Total liabilities and equity         $1,305,467                                  $ 1,055,471
                                          ==============                                =============

   Net interest income and
     interest rate spread                                   $ 14,750       3.12%                        $  9,951        3.29%
                                                          ===========   ========                       ===========   ========
   Net interest margin                                                     4.64%                                        3.87%
                                                                        ========                                     ========
Average interest-earning assets
 to average interest-bearing liabilities                                 157.11%                                      114.80%
                                                                        ========                                     ========

----------------------------------
(1) Nonaccrual loans are included in the average balance.

                        UNITED COMMUNITY FINANCIAL CORP.
                             AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine month periods ended September 30, 1998 and 1997. Average balance calculations were based on daily balances.

                                                                    Nine Months Ended September 30,
                                          -------------------------------------------------------------------------------------
                                                           1998                                         1997
                                          ----------------------------------------      ---------------------------------------
                                             Average       Interest                       Average       Interest
                                           outstanding     earned/      Yield/          outstanding     earned/      Yield/
                                             balance         paid        rate             balance         paid        rate
                                          --------------  -----------   ----------      -------------  -----------   ----------
                                                                          (Dollars in thousands)
Interest-earning assets:
   Net loans (1)                             $  639,312     $ 39,774       8.30%         $   620,740     $ 41,311       8.87%
   Mortgage-backed securities:
     Available for sale                          57,682        2,906       6.72               75,047        3,956       7.03
     Held to maturity                           227,268       11,997       7.04              272,648       14,579       7.13
   Investment securities:
     Available for sale                          60,944        2,750       6.02               31,598        1,529       6.45
     Held to maturity                             4,861          238       6.53               15,602          733       6.26
   Other interest-earning assets                145,912        6,243       5.70               21,410        1,015       6.32
                                          --------------  -----------   --------        -------------  -----------   --------
       Total interest-earning assets          1,135,979       63,908       7.50            1,037,045       63,123       8.12

Noninterest-earning assets                       33,208                                       24,996
                                          --------------                                -------------
       Total assets                          $1,169,187                                  $ 1,062,041
                                          ==============                                =============
Interest-bearing liabilities:
     Checking and demand accounts              $126,847        2,058       2.16            $ 121,438        2,193       2.41
     Savings accounts                           278,674        5,690       2.72              250,848        5,573       2.96
     Certificates of deposit                    489,132       20,231       5.51              538,017       22,699       5.63
                                          --------------  -----------   --------        -------------  -----------   --------
   Total interest-bearing liabilities           894,653       27,979       4.17              910,303       30,465       4.46
                                                          -----------   --------                       -----------   --------

Noninterest-bearing liabilities                  34,448                                       19,165
                                          --------------                                -------------
        Total liabilities                       929,101                                      929,468

Equity                                          240,086                                      132,573
                                          --------------                                -------------
        Total liabilities and equity         $1,169,187                                  $ 1,062,041
                                          ==============                                =============

   Net interest income and
     interest rate spread                                   $ 35,929       3.33%                         $ 32,658       3.66%
                                                          ===========   =========                      ===========   =========
   Net interest margin                                                     4.22%                                        4.20%
                                                                        =========                                    =========
Average interest-earning assets to
  average interest-bearing liabilities                                   126.97%                                      113.92%
                                                                        =========                                    =========

----------------------------------
(1)      Nonaccrual loans are included in the average balance.

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

                                              For the Three Months Ended                       For the Nine Months Ended
                                                    September 30,                                   September 30,
                                         -------------------------------------           ------------------------------------
                                                    1998 vs. 1997                                   1998 vs. 1997
                                         -------------------------------------           ------------------------------------
                                                Increase               Total                   Increase               Total
                                            (decrease) due to          increase            (decrease) due to          increase
                                         ------------------------                        -----------------------
                                           Rate         Volume       (decrease)            Rate         Volume       (decrease)
                                         --------    ----------     ------------         -------      ----------    -----------
                                                    (In thousands)                                   (In thousands)
Interest-earning assets:
   Loans  (1)                              $     40      $    417     $     457          $ (2,841)     $  1,304      $(1,537)
   Mortgage-backed securities:
     Available for sale                        (57)         (274)         (331)              (169)        (881)       (1,050)
     Held to maturity                          (88)         (933)       (1,021)              (184)      (2,398)       (2,582)
   Investment securities:
     Available for sale                        (45)           448           403               (96)        1,317         1,221
     Held to maturity                             8          (65)          (57)                 32        (527)         (495)
   Other interest-earning assets               (38)         3,760         3,722               (89)        5,317         5,228
                                         -----------   -----------   -----------         ----------    ----------    ---------
     Total interest-earning assets         $  (180)      $  3,353         3,173          $ (3,347)     $  4,132           785
                                         ===========   ===========   -----------         ==========    ==========    ---------

Interest-bearing liabilities:
   Savings accounts                        $   (17)      $   (17)          (34)          $   (316)        $ 433           117
   Checking accounts                           (88)            11          (77)              (240)          105         (135)
   Certificates of deposit                    (330)       (1,185)       (1,515)              (439)      (2,029)       (2,468)
                                         -----------   -----------   -----------         ----------    ----------    ---------
     Total interest-bearing liabilities    $  (435)      $(1,191)       (1,626)          $   (995)     $(1,491)       (2,486)
                                         ===========   ===========   -----------         ==========    ==========    ---------
 Change in net interest income                                         $  4,799                                       $  3,271
                                                                      ===========                                   ==========

------------------------------------------
(1) The change due to rate for the nine month period reflects a recovery of past due interest due to loan loss recovery.

YEAR 2000

With the Year 2000 approaching, there is concern that the change of date could affect any system that relies on computers, computer software programs or computer chips. Many computer systems have been designed to store and recognize the year in two digits rather than four digits and to assume that the first two digits are 19. Beginning in the year 2000, therefore, the possibility exists that some computer systems may misinterpret "00" as 1900 instead of 2000. If not remedied, such a scenario could expose the company to business risks resulting from the interruption or shut-down of normal business operations.

To prepare for the change, the Company formed a Year 2000 compliance initiative group to oversee all necessary corrective activities. A Year 2000 project plan was initiated to communicate about potential business risks, assess systems and operations, perform and/or track all renovations, and test and implement renovated systems. Throughout the Company, operations and equipment have been evaluated to identify those which could be affected by the date change. These include PC's, teller terminals, ATM's, telephones, security and surveillance equipment, heating and cooling systems and elevators. Where appropriate, improvements or replacements have been contracted or completed for each system. Most important among those is our core processing system which has been remediated for Year 2000 operation, tested and implemented in September, 1998, six months ahead of plan.

Our Year 2000 compliance efforts also include anticipation of internal and external system and support failures as well as development of contingency plans for mission-critical functions. In this phase, we have begun to identify core business processes and prioritize risks; define potential failures and analyze the impact; prepare alternative procedures and activation dates; and validate such contingency plans by testing and independent review. We expect to complete development of contingency plans by December 31, 1998, and we will continue to test those procedures throughout 1999.

Cost allocations to complete renovation and testing of our systems for Year 2000 compliance have been estimated at $414,000, with $117,000 of that earmarked for 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding market risk was disclosed in the Company's Conversion Prospectus. No material changes in the methodology or results in the interest rate sensitivity have occurred.

                           PART II. OTHER INFORMATION

                        UNITED COMMUNITY FINANCIAL CORP.

ITEM 1 -  NOT APPLICABLE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

Use of proceeds - As discussed in Note 1 to Notes to Consolidated Financial Statements under Item 1 of this Quarterly Report, the Conversion was completed on July 8, 1998. In connection therewith:

1. The effective date of the Registration Statement on Form S-1, as amended (File No. 333-47957) ("Registration Statement"), was May 14, 1998.

2. The offering closed on July 8, 1998 with the sale of all securities registered pursuant to the Registration Statement. Trident Securities, Inc., CIBC Oppenheimer Corp. and McDonald and Company Securities,
    Inc. acted as the marketing agents for the Offering.

3. The Holding Company issued 34,715,625 shares in connection with the Conversion. Gross proceeds from the offering were $347,156,250, which includes the $10 value of the 2,677,250 shares issued to the United Community Financial Corp. Employee Stock Ownership Plan and 1,183,438 shares sold to the Company for transfer to the Home Savings Charitable Foundation.

4.  Conversion costs amounted to $4.6 million.

ITEMS 3, 4 AND 5 - NOT APPLICABLE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

      Exhibit
      Number                            Description
     --------          -----------------------------------------------------
        11             Statement regarding computation of earnings per share
        27             Financial Data Schedule - EDGAR only

              b.  Reports on Form 8-K

              On October 21, 1998 the Company filed a form 8-K disclosing operating results for the quarter ended September 30, 1998.

                        UNITED COMMUNITY FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        UNITED COMMUNITY FINANCIAL CORP.



Date:         November 16, 1998       /s/ Douglas M. McKay
                                      ------------------------------
                                      Douglas M. McKay,  President


Date:         November 16, 1998       /s/ Patrick A. Kelly
                                      -------------------------------
                                      Patrick A. Kelly, Treasurer