Form 10-K405
period 1998-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 1999-03-31
CIK 707886

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 1998
                                                             OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from              to
                                      --------------  -------------------

                        Commission File Number: 0-024399

                        UNITED COMMUNITY FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Ohio                                                 34-1856319
-------------------------------                       --------------------------
(State or other jurisdiction of                             I.R.S. Employer
incorporation or organization)                          Identification Number)

 275 Federal Plaza West, Youngstown, Ohio                        44503
--------------------------------------------------------------------------------
  (Address of principal executive offices)                     (Zip Code)

                 Registrant's telephone number: (330) 742-0500

          Securities registered pursuant to Section 12(b) of the Act:

       None                                             None
----------------------             ---------------------------------------------
  (Title of Class)                  (Name of each exchange on which registered)


          Securities registered pursuant to Section 12(g) of the Act:

                     Common shares, no par value per share
                  -------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes X No
                                                                       ---   ---

        Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sale of March 25, 1999, was $372.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

        As of March 26, 1999, there were 32,159,826 of the Registrant's Common Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-K - Portions of 1998 Annual Report to Shareholders
    Part III of Form 10-K - Portions of Proxy Statement for the 1999 Annual
                            Meeting of Shareholders

                               TABLE OF CONTENTS

  Item
 Number                                                                                                 Page
 ------                                                                                                 ----
                                                      PART I
   1.      Description of Business
               General-----------------------------------------------------------------------------------1
               Discussion of Forward-Looking Statements--------------------------------------------------1
               Lending Activities------------------------------------------------------------------------2
               Investment Activities---------------------------------------------------------------------12
               Sources of Funds--------------------------------------------------------------------------15
               Competition-------------------------------------------------------------------------------17
               Employees---------------------------------------------------------------------------------17
               Year 2000 Considerations------------------------------------------------------------------18
               Regulation--------------------------------------------------------------------------------18
               Taxation----------------------------------------------------------------------------------23
   2.      Description of Property-----------------------------------------------------------------------26
   3.      Legal Proceedings-----------------------------------------------------------------------------26
   4.      Submission of Matters to a Vote of Security Holders-------------------------------------------27

                                                      PART II

   5.      Market for Registrant's Common Equity and Related Shareholder Matters-------------------------27
   6.      Selected Financial Data-----------------------------------------------------------------------27
   7.      Management's Discussion and Analysis of Financial Condition and Results of Operations---------27
   7A.     Quantitative and Qualitative Disclosures About Market Risk------------------------------------27
   8.      Financial Statements and Supplemental Data----------------------------------------------------27
   9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure----------27

                                                     PART III

  10.      Directors and Executive Officers of the Registrant--------------------------------------------28
  11.      Executive Compensation------------------------------------------------------------------------28
  12.      Security Ownership of Certain Beneficial Owners and Management--------------------------------28
  13.      Certain Relationships and Related Transactions------------------------------------------------28

                                                      PART IV

  14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K-------------------------------28

Signatures-----------------------------------------------------------------------------------------------29
Exhibit Index--------------------------------------------------------------------------------------------30

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                    GENERAL

         United Community Financial Corp. (UCFC) was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) issued upon the conversion of Home Savings from a mutual savings association to a permanent capital stock savings association (Conversion). The Conversion was completed on July 8, 1998.

         Home Savings was organized as a mutual savings association under Ohio law in 1889. As an Ohio savings association, Home Savings is subject to supervision and regulation by the Office of Thrift Supervision (OTS), the Ohio Department of Commerce, Division of Financial Institutions (Division) and the Federal Deposit Insurance Corporation (FDIC). Home Savings is a member of the Federal Home Loan Bank (FHLB) of Cincinnati and the deposits of Home Savings are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (SAIF).

         As a savings and loan holding company, UCFC is subject to regulation, supervision and examination by the OTS. UCFC's activities have been limited primarily to holding the common stock of Home Savings since acquiring such common stock in the Conversion. Consequently, the following discussion focuses primarily on the business of Home Savings.

         Home Savings conducts business from its main office located in Youngstown, Ohio and 13 full-service branches, located in the Northern Ohio communities of Austintown, Boardman, Canfield, Columbiana, East Palestine, Liberty Township, Lisbon, Niles, Poland, Salem and Struthers. The principal business of Home Savings is the origination of mortgage loans on one- to four-family residential real estate located in Home Savings' primary market area, which consists of northern Columbiana County, Mahoning County and southern Trumbull County. Home Savings also originates loans secured by nonresidential real estate in its primary market area. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans, including home equity loans, education loans, loans secured by savings accounts, motor vehicles, boats and recreational vehicles and unsecured loans. For liquidity and interest rate risk management purposes, Home Savings invests in interest-bearing deposits in other financial institutions, federal funds and U.S. Treasury and agency securities. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC in the SAIF, principal repayments of loans and maturities of securities.

         Interest on loans and other investments is Home Savings' primary source of income. Home Savings' principal expense is interest paid on deposit accounts. Operating results are dependent to a significant degree on the net interest income of Home Savings, which is the difference between interest earned on loans and other investments and interest paid on deposits. Like most thrift institutions, Home Savings' interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

                    DISCUSSION OF FORWARD-LOOKING STATEMENTS

         When used in this Form 10-K or in future filings by UCFC with the Securities and Exchange Commission, in UCFC's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in Home Savings' market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings' market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. UCFC cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. UCFC advises readers that the factors listed above could affect UCFC's financial performance and could cause UCFC's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         UCFC does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                          LENDING ACTIVITIES

         GENERAL. Home Savings' principal lending activity is the origination of conventional real estate loans secured by one- to four-family residences located in Home Savings' primary market area. Home Savings also originates loans secured by multifamily and nonresidential real estate and originates loans for the construction of one- to four-family residences, multifamily properties and nonresidential real estate projects. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer credits, including home equity loans, education loans, loans secured by savings accounts, motor vehicles, boats and recreational vehicles and unsecured loans.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of Home Savings' loan portfolio at the dates indicated:

                                                                                At December 31,
                                     ----------------------------------------------------------------------
                                             1998                     1997                   1996
                                     ----------------------   ---------------------  ----------------------
                                                 Percent of              Percent of              Percent of
                                                   Total                    Total                 Total
                                      Amount       loans       Amount       loans    Amount       loans
                                      ------       -----       ------       -----    ------       -----
                                                                                     (Dollars in thousands)
  Real estate loans:
   Permanent
     One- to four-family             $516,767       73.84%     $489,677      74.19%  $482,089       75.23%
     Multifamily                        8,172        1.17         8,944       1.36      8,778        1.37
     Nonresidential                    31,308        4.47        33,479       5.07     35,315        5.51
     Land                                 190        0.03           285       0.04        195        0.03
                                     --------     -------      --------    -------   --------     -------
       Total permanent                556,437       79.51       532,385      80.66    526,377       82.14

   Construction loans:
     One- to four-family               25,691        3.67        24,044       3.64     27,610        4.31
     Multifamily and
       non-residential                    833        0.12           325       0.05        490        0.08
                                     --------     -------      --------    -------   --------     -------
       Total construction              26,524        3.79        24,369       3.69     28,100        4.39
                                     --------     -------      --------    -------   --------     -------

  Total real estate loans             582,961       83.30       556,754      84.35    554,477       86.53

  Consumer loans
   Home equity                         18,321        2.62        17,097       2.59     14,581        2.28
   Auto                                 1,603        0.23         2,457       0.37      3,486        0.54
   Education                            3,993        0.57         3,479       0.53      2,701        0.42
   Other (1)                           17,856        2.55        20,355       3.08     18,837        2.94
                                     --------     -------      --------    -------   --------     -------
    Total consumer                     41,773        5.97        43,388       6.57     39,605        6.18

  Commercial loans                     75,085       10.73        59,897       9.08     46,742        7.29
                                     --------     -------      --------    -------   --------     -------

  Total loans                         699,819      100.00%      660,039     100.00%   640,824      100.00%
                                                   ------                   ------                 ------
                                                   ------                   ------                 ------
  Less net items                       42,321                    26,803                23,901
                                     --------                  --------              --------

     Total loans, net                $657,498                  $633,236              $616,923
                                     --------                  --------              --------
                                     --------                  --------              --------

                                        -------------------------------------------
                                                1995                   1994
                                        --------------------- ---------------------
                                                   Percent of            Percent of
                                                     Total                  Total
                                        Amount       loans     Amount       loans
                                        ------       -----     ------       -----

  Real estate loans:
   Permanent
     One- to four-family                $428,213     75.39%   $386,663       73.72%
     Multifamily                          16,042      2.82      14,838        2.83
     Nonresidential                       36,845      6.48      43,235        8.24
     Land                                  1,280      0.23       1,666        0.32
                                        --------   -------    --------     -------
       Total permanent                   482,380     84.92     446,402       85.11

   Construction loans:
     One- to four-family                  19,804      3.49      18,200        3.47
     Multifamily and
       non-residential                       597      0.11         994        0.19
                                        --------   -------    --------     -------
       Total construction                 20,401      3.60      19,194        3.66
                                        --------   -------    --------     -------

  Total real estate loans                502,781     88.52     465,596       88.77

  Consumer loans
   Home equity                            11,439      2.01      11,265        2.15
   Auto                                    4,582      0.81       2,339        0.45
   Education                               2,788      0.49       2,217        0.42
   Other (1)                              17,384      3.06      15,907        3.03
                                        --------   -------    --------     -------
    Total consumer                        36,193      6.37      31,728        6.05

  Commercial loans                        29,043      5.11      27,165        5.18
                                        --------   -------    --------     -------

  Total loans                            568,017    100.00%    524,489      100.00%
                                                    ------                  ------
                                                    ------                  ------
  Less net items                          21,328                21,076
                                        --------              --------

     Total loans, net                   $546,689              $503,413
                                        --------              --------
                                        --------              --------

----------------------------

(1) Consists of overdraft protection loans and loans to individuals secured by demand accounts, deposits, automobiles, boats and one- to four-family residences.

         LOAN MATURITY. The following table sets forth certain information as of December 31, 1998, regarding the dollar amount of loans maturing in Home Savings' portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings' consent. The table does not include the effects of possible prepayments or scheduled repayments.

                                             Principal repayments contractually due in the years ended December 31,
                                  -------------------------------------------------------------------------------------
                                                                   2002 -      2004 -      2009 -   2014 and
                                  1999       2000       2001       2003        2008        2013    thereafter     Total
                                  ----       ----       ----       ----        ----        ----    ----------     -----
                                                                     (In thousands)
Residential mortgage loans (1)    $51,255    $28,596   $28,164     $58,142     $152,271  $106,188     $126,655    $551,271
Nonresidential real estate            968        901       870       5,493       14,600     5,790        3,068      31,690
loans
Commercial loans                   27,867      7,703     3,145      11,568       10,661     7,604        6,537      75,085
Consumer loans                      5,394      4,178     3,795       5,443       18,808       866        3,289      41,773
                                  -------    -------   -------     -------     --------  --------     --------    --------
    Total                         $85,484    $41,378   $35,974     $80,646     $196,340  $120,448     $139,549    $699,819
                                  -------    -------   -------     -------     --------  --------     --------    --------
                                  -------    -------   -------     -------     --------  --------     --------    --------

-------------------

(1) Includes permanent and construction loans for one- to four-family and multi-family properties and land loans.

         The next table sets forth the dollar amount of all loans due after December 31, 1999, which have fixed or adjustable interest rates:

                                                     Due after December 31, 1999
                                                     ---------------------------
                                                           (In thousands)
              Fixed rate of interest                          $473,037
              Adjustable rate of interest                      141,298
                                                              --------
                                                              $614,335
                                                              --------

         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of Home Savings is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family homes, located within Home Savings' primary market area. At December 31, 1998, Home Savings' one- to four-family residential real estate loans totaled approximately $516.8 million, or 73.8% of total loans. At December 31, 1998, $3.7 million, or 0.7%, of Home Savings' one-to four-family loans were nonperforming.

         OTS regulations and Ohio law limit the amount which Home Savings may lend in relationship to the appraised value of the real estate and improvements which will secure the loan at the time of loan origination. In accordance with such regulations, Home Savings makes loans on one- to four-family residences of up to 90% of the value of the real estate and improvements thereon (LTV), though the majority of such loans have LTVs of 80% or less. Loans on single-family, owner-occupied residences located in low-to-moderate income census track locations are granted up to a 95% LTV, although Home Savings requires private mortgage insurance on the portion of the principal amount that exceeds 80% of the appraised value of the property securing the loan.

         Home Savings currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans (ARMs) for terms of up to 30 years. Although Home Savings' loan portfolio includes a significant amount of 30-year fixed-rate loans, most loans currently originated by Home Savings are 15-year fixed-rate loans. The interest rate adjustment periods on ARMs are typically one or three years. The maximum interest rate adjustment on most of the ARMs is 2.0% on any adjustment date and a total of 6.0% over the life of the loan. The interest rate adjustments on one-year and three-year ARMs presently offered by Home Savings are indexed to the weekly average rate on the one-year and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin, typically 2.75%, to the index. Home Savings does not offer ARMs to borrowers on one- to four-family residences with LTVs of 95%.

         Home Savings issues standby loan origination commitments to qualified borrowers primarily for the purchase of single-family residential real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked in.

         Home Savings has purchased interests in loans at times when there was low demand in Home Savings' primary market area, although Home Savings has not purchased interests in one- to four-family loans during the past 10 years. Home Savings' loan portfolio includes 215 participation interests in several groups of single-family loans located within and outside of Home Savings primary lending area. At December 31, 1998, the outstanding balance of participation loans purchased, which is included in the one- to four-family loan portfolio, was $3.9 million, or 0.8% of Home Savings' total one- to four-family loan portfolio.

         LOANS SECURED BY MULTIFAMILY RESIDENCES. Home Savings originates loans secured by multifamily properties which contain more than four units, although this is not a significant component of Home Savings' lending activities. Multifamily loans are offered with adjustable rates of interest, which adjust according to a specified index, and typically have terms ranging from five to ten years and LTVs of up to 75%.

         Multifamily lending is generally considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home Savings attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guaranties on loans made to corporations and partnerships. Home Savings requires borrowers to submit financial statements annually to enable Home Savings to monitor the loan and requires an assignment of rents.

         At December 31, 1998, loans secured by multifamily properties totaled approximately $8.2 million, or 1.2% of total loans. The largest loan had a principal balance of $1.4 million.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Home Savings originates loans for the purchase of nonresidential real estate. Home Savings' nonresidential real estate loans have adjustable rates, terms of up to 20 years and generally LTVs of up to 80%. Rate adjustments on ARMs secured by nonresidential real estate are determined by adding 3.5% to the current U.S. Treasury index. Among the properties securing Home Savings' nonresidential real estate loans are shopping centers, hotels, motels and freezer warehouses. The majority of such properties are located outside of Home Savings' primary lending area. Home Savings has been involved for over 20 years in freezer warehouse financing through a Youngstown area real estate developer who specializes in the construction of freezer facilities.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation. At December 31, 1998, Home Savings' largest loan secured by nonresidential real estate was a participation with an $11.8 million balance and such loan was performing according to its terms.

         At December 31, 1998, approximately $31.3 million, or 4.5%, of Home Savings' total loans were secured by mortgages on nonresidential real estate.

         CONSTRUCTION LOANS. Home Savings makes loans for the construction of one- to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a speculative (unsold) basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only at a fixed rate. Construction loans for one- to four-family residences have LTVs of up to 80%, and construction loans for commercial, multifamily and nonresidential properties have LTVs of up to 75%, with the value of the land included as part of the owner's equity. At December 31, 1998, Home Savings had approximately $26.5 million, or 3.8% of its total loans, invested in construction loans, including $25.7 million in one- to four-family residential construction and approximately $833 thousand in multifamily construction loans. No commercial construction loans were outstanding at that date.

         Approximately 50% of Home Savings' construction loans to builders are made for homes as to which the builder does not have a contract with a buyer. Home Savings, however, generally limits speculative loans to builders with whom Home Savings has a long-standing relationship and limits the number of outstanding loans on unsold homes under construction within a specific area.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is not always possible to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, Home Savings must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

         Home Savings also originates a limited number of loans secured by vacant land for the construction of single-family houses. Home Savings' land loans are generally fixed-rate loans for terms up to five years and require a LTV of 75% or less. At December 31, 1998, approximately $445 thousand, or 0.1%, of Home Savings' total loans were secured by land loans made to developers and to individuals intending to construct and occupy single-family residences on the properties.

         COMMERCIAL LOANS. Home Savings makes commercial loans to businesses in its primary market area, including traditional lines of credit, revolving lines of credit, term loans and acquisition and development loans. The LTV ratios for commercial loans depend upon the nature of the underlying collateral, but generally commercial loans are made with LTVs of 70 to 75% and have adjustable interest rates. Lines of credit and revolving credits are generally priced on an adjustable rate basis, which is tied to the prime rate or U.S. Treasury bill rate. Term and time loans are usually adjustable, but can have fixed rates of interest and terms from one to five years.

         At December 31, 1998, Home Savings had approximately $75.1 million, or 10.7% of total loans, invested in commercial loans. The majority of these loans are secured by a security interest in inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings also originates unsecured commercial loans including lines of credit for periods of less than 12 months, short-term loans and, occasionally, term loans for periods of up to 36 months. These loans are underwritten based on the credit-worthiness of the borrowers and the guarantors. As a result of the addition of experienced loan personnel and the implementation of enhanced underwriting procedures, Home Savings intends to increase its unsecured commercial loan volume in the future.

         Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

         CONSUMER LOANS. Home Savings originates various types of consumer credit loans, including home equity loans, education loans, loans secured by savings accounts, motor vehicles and unsecured loans. Consumer loans are made at fixed and adjustable rates of interest and for varying terms based on the type of loan. Consumer loans secured by a deposit or savings account are made for up to 90% of the principal balance of the account and generally have adjustable rates which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

         For new automobiles, loans are originated for up to 90% of the value of the car with terms of up to five years, and for used automobiles, loans are made for up to the average value of the car model and a term of three years. All automobile loans are originated directly by Home Savings. At December 31, 1998, automobile loans amounted to $1.6 million, or 0.2%, of Home Savings' consumer loan portfolio.

         Home Savings makes closed-end home equity loans in an amount which, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans are typically secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable and fixed rates of interest. Fixed-rate home equity loans have terms of ten years but can be called after five years. Rate adjustments on adjustable home equity loans are determined by adding a 3.0% margin for loans on one- to four-family residences of up to 80% LTV or by adding a 4.0% margin for loans on one- to four-family residences of up to 90% LTV to the one-year U.S. Treasury index. At December 31, 1998, approximately $18.3 million, or 2.6%, of Home Savings' consumer loan portfolio consisted of home equity loans.

         Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment, and other adverse economic conditions. Although Home Savings has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

         At December 31, 1998, Home Savings had approximately $41.8 million, or 6.0% of its total loans, invested in consumer loans. Home Savings anticipates a moderate increase in its consumer loan portfolio in the future as a result of increased cross-selling efforts to existing customers.

         LOAN SOLICITATION AND PROCESSING. The lending activities of Home Savings are subject to the written, non-discriminatory underwriting standards and loan origination procedures approved by Home Savings' Board of Directors (Board). Loan originations are generally obtained from existing customers and members of the local community and from referrals by real estate brokers, lawyers, accountants, and current and former customers. Home Savings also advertises in the local print media, radio and television.

         Each of Home Savings' 14 offices has loan personnel who can accept loan applications, which are then forwarded to Home Savings' Underwriting Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by one of Home Savings' in-house licensed appraisers or an approved fee appraiser. For certain large nonresidential real estate loans, the appraisal will be conducted by an outside fee appraiser whose report is reviewed by Home Savings' chief appraiser. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review to the appropriate persons. Nonresidential real estate loans up to $100 thousand require two approvals, loans up to $200 thousand require three approvals, and loans of $200 thousand up to $1.0 million require five approvals from a member of Home Savings' underwriting staff, the Senior Loan Officer, the Lending Operations Officer or any other senior officer of Home Savings. Commercial loans up to $200 thousand may be approved by one of Home Savings' commercial loan officers. Commercial loans of $200 thousand or more but less than $1.0 million must be approved by two members of the Underwriting Department, the Senior Loan Officer or the Lending Operations Officer and any two of the following officers: the President, the Chief Financial Officer, the Senior Vice President of Retail Banking or the Vice President of Facilities Management. In addition to the approval by the officers described above, loans for over $1.0 million require the prior approval of a majority of the outside directors of Home Savings.

         Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Home Savings as an insured mortgagee. Home Savings generally obtains an attorney's opinion of title, although title insurance may be obtained on larger nonresidential real estate loans.

         The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Home Savings also evaluates the feasibility of the proposed construction project and the experience and record of the builder. Once approved, the construction loan is disbursed in installments based upon periodic inspections of construction progress.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan, and the value of the collateral, if any.

         LOAN ORIGINATIONS AND PURCHASES. Historically, Home Savings has originated substantially all of the loans in its portfolio and has held them until maturity. Nevertheless, Home Savings' residential loans are generally made on terms and conditions and documentation which conform to the secondary market guidelines for sale to the Federal Home Loan Mortgage Company (FHLMC) and other institutional investors in the secondary market. Education loans are sold, once the borrower has graduated, to the Student Loan Marketing Association. Home Savings does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration, but it has purchased such loans as well as participation interests in such loans.

         Home Savings has not sold any loans during the years ended December 31, 1998, 1997 and 1996. The following table presents Home Savings' total loan origination and repayment activity for the years indicated:

                                                              Year ended December 31,
                                                      -------------------------------------------
                                                         1998             1997             1996
                                                      ---------        ---------        ---------
                                                                     (In thousands)
Loans originated:
   Real estate:
     Permanent:
       One- to four-family                             $140,344          $68,303         $129,074
       Multifamily                                                                            225
       Nonresidential                                       340              218              136
       Land                                                 810
                                                      ---------        ---------        ---------
         Total permanent                                141,494           68,521          129,435

     Construction:
       One- to four-family                               28,226           25,440           26,545
       Multifamily                                          180            1,390              740
         Total construction                              28,406           26,830           27,285
                                                      ---------        ---------        ---------
         Total real estate loans originated             169,900           95,351          156,720

   Consumer                                              15,535           17,038           16,199
   Commercial                                            44,050           20,968           21,731
                                                      ---------        ---------        ---------
         Total loans originated                         229,485          133,357          194,650

Loans purchased                                              11              116               24
                                                      ---------        ---------        ---------
Total loans originated and purchased                    229,496          133,473          194,674
Principal repayments                                    205,791          119,120          125,550
                                                      ---------        ---------        ---------
Net increase in loans                                 $  23,705        $  14,353        $  69,124
                                                      ---------        ---------        ---------
                                                      ---------        ---------        ---------

         At December 31, 1998, Home Savings had $24.6 million of outstanding commitments to originate loans and $21.4 million available to borrowers under consumer and commercial lines of credit. At December 31, 1998, Home Savings had $8.0 million in undisbursed funds related to construction loans in process.

         LOAN ORIGINATION AND OTHER FEES. Home Savings realizes loan origination fees and other fee income from its lending activities. A fee of 2.0% of the loan amount, up to $1 thousand is charged for fixed-rate residential real estate loans and Home Savings charges an origination fee of two percent of the loan amount, up to $850, for adjustable-rate residential real estate loans. Loan origination fees for nonresidential real estate loans and commercial loans are negotiated on an individual basis. In addition, Home Savings realizes income from late payment charges and fees for other miscellaneous services.

         Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 91 as an adjustment to yield for the life of the related loan.

         LOANS TO ONE BORROWER LIMITS. OTS regulations generally limit the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15.0% of Home Savings' unimpaired capital and unimpaired surplus (Lending Limit Capital). A savings association may lend to one borrower an additional amount not to exceed 10.0% of Home Savings' Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated.

         Based on such limits, Home Savings could lend approximately $45.9 million to one borrower at December 31, 1998. The largest amount Home Savings had outstanding to one borrower at December 31, 1998, was $11.8 million, which consisted of one loan secured by a first mortgage on a freezer warehouse. At December 31, 1998, this loan was performing in accordance with its terms.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. Home Savings attempts to maintain a high level of asset quality through sound underwriting policies and aggressive collection practices.

         At the beginning of each month, the Collections Department of Home Savings receives a report on all delinquent loans, and Home Savings' personnel telephone the delinquent borrowers and mail delinquency notices. When a loan payment has not been made by the fifteenth of the month, a late notice is sent and a penalty of five percent of the payment due is assessed. Once a loan is 60 days delinquent, a second notice is sent and the Collections Department contacts the borrower by telephone. The Collections Department will generally continue to attempt to bring the loan current through telephone calls or personal visits until the loan has been delinquent 90 to 120 days. If the loan has not been brought current by the 120th day, a member of the Collections Department will present the loan to Home Savings' Pre-Foreclosure Committee which meets weekly. If the Pre-Foreclosure Committee agrees to recommend the commencement of foreclosure proceedings, the loan is presented to the Executive Committee of Home Savings (Executive Committee) of the Board, which normally refers the loan to Home Savings' in-house legal staff. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding balance in relation to the original indebtedness, the extent of the delinquency, the borrower's ability and willingness to cooperate in curing the delinquency and any environmental issues that may need to be addressed.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                         At December 31,
                                            ----------------------------------------------------------------------------

                                                          1998                                     1997
                                            -----------------------------------      -----------------------------------
                                                                     Percent of                               Percent of
                                                                        total                                   total
                                            Number        Amount        loans        Number       Amount        loans
                                            ------        ------        -----        ------       ------        -----
                                                                      (Dollars in thousands)
  Loans delinquent for:
     30-59 days                              232          $ 8,236        1.25%        242           $ 6,895      1.09%
     60-89 days                               89            2,462        0.37         132             4,415      0.70
     90 days or over                         189            5,729        0.87         298             9,491      1.50
                                             ---          -------        ----         ---           -------      ----
       Total delinquent loans                510          $16,427        2.49%        672           $20,801      3.29%
                                             ---          -------        ----         ---           -------      ----
                                             ---          -------        ----         ---           -------      ----

         Nonperforming assets include nonaccruing loans, restructured loans, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures and repossessed assets.

         Loans are reviewed through monthly reports to the Board or weekly reports to senior management and are placed on nonaccrual status when collection in full is considered doubtful by management. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments would be applied to principal.

         The following table sets forth information with respect to Home Savings' nonperforming loans and other assets at the dates indicated:

                                                                                     At December 31,
                                                           --------------------------------------------------------------
                                                            1998           1997         1996          1995          1994
                                                           ------         ------       ------        ------        ------
                                                                               (Dollars in thousands)
Nonperforming loans:
  Nonaccrual loans
    Real estate loans:
      One- to four-family                                 $ 3,655         $ 5,540      $ 5,343       $ 3,542        $ 3,491
      Multifamily and nonresidential                          378             649          704         1,082            104
      Construction (net of Loan In Process) and land          233             769          491             7
                                                          -------         -------       ------        ------         ------
        Total real estate loans                             4,266           6,958        6,538         4,631          3,595
    Consumer                                                  317             404          517           298            274
    Commercial                                              1,146           2,129        2,059           260            219
                                                          -------         -------       ------        ------         ------
        Total nonaccrual loans                              5,729           9,491        9,114         5,189          4,088
  Restructured real estate loans                            1,832             644          698           891          2,681
                                                          -------         -------       ------        ------         ------
        Total nonperforming loans                           7,561          10,135        9,812         6,080          6,769
Real estate acquired through foreclosure and other
   repossessed assets                                          78              55           29            46          1,570
                                                          -------         -------       ------        ------         ------
        Total nonperforming assets                        $ 7,639         $10,190       $9,841        $6,126         $8,339
                                                          -------         -------       ------        ------         ------
                                                          -------         -------       ------        ------         ------

Nonperforming loans as a percent of loans                    1.15%           1.60%        1.59%         1.11%          1.34%
Nonperforming assets as a percent of total assets            0.61            0.98         0.92          0.57           0.82
Allowance for loan losses as a percent of
   nonperforming loans                                      84.62           59.02        51.37         84.18          75.51
Allowance for loan losses as a percent of total loans
   before allowance                                          0.96            0.94         0.81          0.93           1.01


         For 1998, approximately $349 thousand in interest income would have been recorded had nonaccruing and restructured loans been accruing pursuant to contractual terms. During 1998 interest collected on such loans and included in net income was approximately $343 thousand.

         Nonaccrual and restructured loans decreased approximately $2.6 million to $7.6 million at December 31, 1998, from $10.2 million at December 31, 1997. Nonaccrual one- to four-family mortgage loans and commercial loans decreased $1.9 million and $1.0 million, respectively. The reduction of the one- to four-family loans was due to a number of loans becoming current on their payments. The reduction in nonaccrual commercial loans was the result of two loans being reclassified as restructured. Nonaccrual construction loans decreased $536 thousand at December 31, 1998 compared to December 31, 1997 due to several loans becoming current. At December 31, 1998, total nonaccrual and restructured loans accounted for 1.15% of net loans receivable, compared to 1.60% at December 31, 1997. Total nonperforming assets were 0.61% of total assets as of December 31, 1998, a decrease of 0.37% from 0.98% as of December 31, 1997.

         Real estate acquired in settlement of loans is classified separately on the balance sheet at fair value as of the date of acquisition. After foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 1998, the carrying value of real estate acquired in settlement of loans was $78 thousand, and consisted of three single-family properties.

         Home Savings classifies its assets in accordance with federal regulations. Problem assets are classified as "special mention", "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that Home Savings will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable and (ii) there is a high possibility of loss. An asset classified as "loss" is considered uncollectible and of such little value that its continuance as an asset of Home Savings is not warranted. Federal regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

         Home Savings classifies its commercial loans on a periodic basis, not less often than quarterly, according to a nine-level risk rating system that includes, in addition to the "substandard," "doubtful" and "loss," categories discussed above, further classifications of "prime," "good," "satisfactory," "fair," "watch" and "uncertain."

         Commercial loans that are classified "prime," "good," "satisfactory" or "fair" possess levels of risk, if any, which are generally acceptable to Home Savings. "Watch" assets are the equivalent of "special mention" assets discussed above and a loan which is classified as "uncertain" represents a loan for which there is insufficient current information on the borrower to evaluate the primary source of payment. A loan may only be maintained as "uncertain" for 90 days while additional information is obtained, subject to one 90-day extension by the Commercial Loan Manager or a higher level officer.

         The aggregate amounts of Home Savings' classified assets at the dates indicated were as follows:

                                                     At December 31,
                                                 -------------------------
                                                  1998               1997
                                                 ------             ------
                                                      (In thousands)
        Classified assets:
          Substandard                            $8,034             $9,188
          Doubtful
          Loss                                       95                151
                                                 ------             ------
           Total classified assets               $8,129             $9,339
                                                 ------             ------
                                                 ------             ------

         Home Savings analyzes each classified asset on a quarterly basis to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of, and the reasons for, any delinquency, the use of the real estate securing the loan, the financial condition of the borrower, and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly.

         Home Savings establishes a general allowance for loan losses for any loan classified as special mention, substandard or doubtful. If an asset, or portion thereof, is classified as loss, Home Savings establishes a specific allowance for loss in the amount of 100% of the portion of the asset classified loss or charges off the portion of any real estate loan deemed to be uncollectible.

         ALLOWANCE FOR LOAN LOSSES. Management reviews on a quarterly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, current and anticipated economic conditions in the primary lending area, past loss experience, and possible losses arising from specific problem assets.

         While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net income could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. In addition, Home Savings' determination as to the amount of its allowance for loan losses is subject to review by the OTS, as part of its examination process, which may result in the establishment of an additional allowance based upon the judgment of the OTS after a review of the information available at the time of the OTS examination.

         The following table sets forth an analysis of Home Savings' allowance for loan losses for the periods indicated:

                                                                      Year ended December 31,
                                                     --------------------------------------------------------------
                                                      1998         1997          1996          1995           1994
                                                     ------       ------        ------        ------         ------
                                                                          (Dollars in thousands)
Balance at beginning of period                      $  5,982     $  5,040       $ 5,118       $ 5,111        $ 5,397

Provision for (recovery of) loan loss allowances         650       (1,546)                                      (100)
Charge-offs:
   Real estate                                           (47)        (403)          (28)         (373)          (170)
   Consumer                                              (72)         (43)          (57)          (21)           (16)
   Commercial                                           (151)                                                    (60)
                                                     -------     --------        ------        ------         ------
     Total charge-offs                                  (270)        (446)          (85)         (394)         ( 246)
                                                     -------     --------        ------        ------         ------

Recoveries:
   Real estate                                            25        2,930             4           365             52
   Consumer                                               10            4             3            10              8
   Commercial                                              1                                       26
                                                     -------     --------        ------        ------         ------
     Total recoveries                                     36        2,934             7           401             60
                                                     -------     --------        ------        ------         ------

Net recoveries (charge-offs)                            (234)       2,488           (78)            7           (186)
                                                     -------     --------        ------        ------         ------

Balance at end of year                               $ 6,398     $  5,982        $5,040        $5,118         $5,111
                                                     -------     --------        ------        ------         ------
                                                     -------     --------        ------        ------         ------

Ratio of net recoveries (charge-offs)
   to average net loans                               (0.04)%       0.40%        (0.01)%         0.00%         (0.04)%

Ratio of net recoveries  (charge-offs) to
   provision for (recovery of) loan loss              36.00%      160.93%           N/A           N/A        (186.00)%
   allowances

         The following table sets forth the allocation of the allowance for loan losses by category. The allocations are based on management's assessment of the risk characteristics of each of the components of the total loan portfolio and are subject to change as and when the risk factors of each component change. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in any category.

                                                            At December 31,
                  ---------------------------------------------------------------------------------------------------------
                        1998                 1997                 1996                1995                   1994
                  ------------------- -------------------- ------------------ ---------------------  ----------------------

                           Percent of           Percent of         Percent of            Percent of              Percent of
                            loans in             loans in           loans in              loans in                loans in
                              each                 each               each                  each                    each
                            category             category           category              category                category
                            to total             to total           to total              to total                to total
                  Amount     loans     Amount     loans    Amount    loans      Amount     loans      Amount        loans
                  ------     -----     ------     -----    ------    -----      ------     -----      ------        -----
                                                            (Dollars in thousands)
Real estate loans $4,220      83.30%   $4,242      84.35%  $4,561     86.53%     $4,585     88.52%    $4,593        88.77%
Consumer loans       611       5.97       673       6.57      322      6.18         376      6.37        349         6.05
Commercial loans   1,567      10.73     1,067       9.08      157      7.29         157      5.11        169         5.18
                  ------     ------    ------     ------   ------    ------      ------    ------     ------       ------
      Total       $6,398     100.00%   $5,982     100.00%  $5,040    100.00%     $5,118    100.00%    $5,111       100.00%
                  ------     ------    ------     ------   ------    ------      ------    ------     ------       ------
                  ------     ------    ------     ------   ------    ------      ------    ------     ------       ------

                         INVESTMENT ACTIVITIES

         Federal regulations and Ohio law permit Home Savings to invest in various types of investment securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-backed securities, and certain other specified investments. The Board has adopted an investment policy which authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, investment-grade municipal obligations, creditworthy, unrated securities issued by municipalities in which an office of Home Savings is located, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers' acceptances, federal funds, money market funds and interest-bearing time deposits with other financial institutions. Home Savings' investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety. The investment activities of Home Savings are supervised by Home Savings' Investment Committee and investment purchases are monitored weekly by the Executive Committee.

         Home Savings maintains a significant portfolio of mortgage-backed securities in the form of Federal National Mortgage Association (FNMA), Government National Mortgage Association (GNMA) and FHLMC participation certificates. Mortgage-backed securities generally entitle Home Savings to receive a portion of the cash flows from an identified pool of mortgages.
GNMA securities, FNMA securities and a majority of Home Savings' FHLMC securities are guaranteed by the issuing agency as to timely payment of principal and interest. The balance of Home Savings' FHLMC securities are guaranteed as to timely payment of interest and eventual payment of principal.

         Home Savings purchases mortgage-backed securities primarily as an alternative to originating loans for its portfolio. In recent years, Home Savings' funds available for investment have exceeded the volume of loan originations based on loan demand in Home Savings' primary market area. Purchases of mortgage-backed securities enable Home Savings to generate positive interest rate spreads with minimal administrative expense and reduce credit risk due to the guarantees provided by the issuer. Mortgage-backed securities classified as available for sale also provide Home Savings with an additional source of liquid funds. Home Savings also invests generally in short maturity, medium-term corporate notes of investment grade. The notes, which include debentures and collateralized notes, generally provide a spread above the risk-free rate afforded by comparable maturity U.S. Treasury Securities.

         Although Home Savings' mortgage-backed securities are generally guaranteed as to repayment of principal and interest, Home Savings is exposed to prepayment risk and reinvestment risk to the extent that the issuer redeems the security or that actual prepayments on the underlying mortgages are greater than estimated over the life of the security. Although prepayments of underlying mortgages depend on many factors, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of the prepayments. During periods of declining mortgage interest rates, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Prepayments may require Home Savings to make adjustments to the amortization of any premium or accretion of any discount relating to the securities, thereby changing the net yield on such securities. Home Savings reviews prepayment estimates for mortgage-backed securities at purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates and to determine the yield and estimated maturity of the mortgage-backed security portfolio.

         To the extent that Home Savings' mortgage-backed securities prepay faster than anticipated in a declining rate environment, Home Savings may not be able to reinvest the proceeds of such prepayments at a comparable rate of return, which could adversely affect net interest income. Conversely, in a rising interest rate environment, prepayments may occur at a slower than projected pace, thereby extending the estimated life of the security and depriving Home Savings of the ability to reinvest cash flows at higher rates of interest. In addition, the market value of such securities may be adversely affected by changes in interest rates. As discussed below, a decline in the market value of securities classified as available for sale may adversely affect Home Savings' retained earnings.

         Since the conversion, funds not currently utilized by UCFC for general corporate purposes including possible acquisitions are invested in similar investments previously discussed as authorized Home Savings' investments. In addition, UCFC invested in Eurodollars, which is a short-term investment. These types of investments provide a great deal of liquidity and flexibility as UCFC pursues alternative investment opportunities.

         Investment and mortgage-backed securities are classified upon acquisition as available for sale or held to maturity. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss, net of taxes, reflected as a component of retained earnings. Securities classified as held to maturity are carried at amortized cost. Home Savings recognizes premiums and discounts in interest income over the period to maturity by the level yield method and realized gains or losses on the sale of debt securities based on the amortized cost of the specific securities sold. Security sales are recorded on a trade date basis.

         The following table sets forth the amortized cost and fair value of UCFC and Home Savings' short-term investments, FHLB stock, investment securities and mortgage-backed securities at the dates indicated.

                                                                                            At December 31
                                          ---------------------------------------------------------------------------------------
                                                            1998                                           1997
                                          ----------------------------------------    ---------------------------------------
                                          Amortized    % of       Fair       % of     Amortized    % of       Fair       % of
                                            Cost      Total       Value      Total      Cost      Total       Value     Total
                                          ---------   -----       -----      -----    ---------   -----       -----     -----
                                                                                               (Dollars in thousands)
Available for sale:
   Short-term investments:
     Federal funds                        $ 12,798       2.28%    $12,798     2.25%   $ 19,879      5.22%   $ 19,879      5.15%
     Money market fund                       5,002       0.89       5,002     0.88
     Eurodollars                           133,813      23.79     133,813    23.58
     Other                                   2,162       0.38       2,162     0.38
   FHLB stock                               11,958       2.13      11,958     2.11      11,136       2.93     11,136      2.89
   Investment securities:
     U.S. Treasury obligations              15,045       2.68      15,376     2.71      20,072       5.27     20,224      5.24
     U.S. Government agency obligations     13,000       2.31      13,060     2.30       5,000       1.31      5,038      1.31
     Corporate notes                        82,249      14.63      82,452    14.53      14,019       3.68     14,140      3.66
   Mortgage-backed securities
     FHLMC                                  38,732       6.89      39,450     6.95      54,039      14.20     54,827     14.21
     FNMA                                   19,691       3.50      19,811     3.49       5,265       1.39      5,345      1.39
     Private issues                          2,106       0.37       2,029     0.36       2,322       0.62      2,244      0.58
   Collateralized mortgage obligations
     FNMA                                   13,075       2.32      13,046     2.30
     Private issues                         24,753       4.40      24,554     4.33
                                          --------     ------    --------   ------    --------     ------   --------    ------

       Total available for sale            374,384      66.57     375,511    66.17     131,732      34.62    132,833     34.43
                                          --------     ------    --------   ------    --------     ------   --------    ------
Held to maturity:
   Investment securities:
     U.S. Treasury obligations               4,993       0.89       5,016     0.88       4,968       1.31      5,013      1.30
     Corporate notes
   Mortgage-backed securities:
     GNMA                                    7,057       1.25       7,413     1.30       9,077       2.39      9,492      2.46
     FHLMC                                 114,208      20.31     116,443    20.52     156,988      41.25    158,939     41.19
     FNMA                                   61,734      10.98      63,154    11.13      77,783      20.43     79,555     20.62
                                          --------     ------    --------   ------    --------     ------   --------    ------

       Total held to maturity              187,992      33.43     192,026    33.83     248,816      65.38    252,999     65.57
                                          --------     ------    --------   ------    --------     ------   --------    ------


       Total investment portfolio         $562,376     100.00%   $567,537   100.00%   $380,548     100.00%  $385,832    100.00%
                                          --------     ------    --------   ------    --------     ------   --------    ------
                                          --------     ------    --------   ------    --------     ------   --------    ------

                                                  At December 31
                                       ----------------------------------------
                                                       1996
                                       ----------------------------------------
                                       Amortized     % of       Fair      % of
                                         Cost        Total      Value     Total
                                       ---------     -----      -----     -----
                                               (Dollars in thousands)
Available for sale:
   Short-term investments:
     Federal funds                     $  5,982      1.39%     $ 5,982     1.39%
     Money market fund
     Eurodollars
     Other
   FHLB stock                            10,370      2.42       10,370     2.40
   Investment securities:
     U.S. Treasury obligations           12,517      2.92       12,613     2.92
     U.S. Government agency obligations
     Corporate notes                      2,026      0.47        2,046     0.47
   Mortgage-backed securities
     FHLMC                               73,748     17.19       74,420    17.23
     FNMA                                 7,489      1.75        7,613     1.76
     Private issues                       2,499      0.58        2,419     0.57
   Collateralized mortgage obligations
     FNMA
     Private issues
                                       --------    ------     --------   ------

       Total available for sale         114,631     26.72      115,463    26.74
                                       --------    ------     --------   ------
Held to maturity:
   Investment securities:
     U.S. Treasury obligations           14,967      3.49       15,051     3.49
     Corporate notes                     13,003      3.03       13,057     3.02
   Mortgage-backed securities:
     GNMA                                11,163      2.60       11,627     2.69
     FHLMC                              184,363     42.98      184,838    42.81
     FNMA                                90,858     21.18       91,754    21.25
                                       --------    ------     --------   ------

       Total held to maturity           314,354     73.28      316,327    73.26
                                       --------    ------     --------   ------


       Total investment portfolio      $428,985    100.00%    $431,790   100.00%
                                       --------    ------     --------   ------
                                       --------    ------     --------   ------

         The maturities of UCFC and Home Savings' short-term investments and investment securities at December 31, 1998, excluding FHLB stock, are indicated in the following table:

                                                               At December 31, 1998
                                    -------------------------------------------------------------------------
                                                          After one through
                                      One year or less        five years                   Total
                                    --------------------  ------------------  -------------------------------
                                    Amortized    Average  Amortized  Average  Amortized    Fair       Average
                                       cost       yield     cost      yield      cost      value       Yield
                                    ---------    -------  ---------  -------  ---------    ------     -------
                                                              (Dollars in thousands)
Short-term investments:
  Federal funds                      $ 12,798     4.76%                       $  12,798   $  12,798     4.76%
  Eurodollars                         133,813     4.77                          133,813     133,813     4.77
  Money market fund                     5,002     4.10                            5,002       5,002     4.10
  Liquid cash                           2,162     4.75                            2,162       2,162     4.75
                                     ---------  ------                        ---------   ----------    ----
      Total short-term investments   $153,775     4.75%                       $ 153,775    $153,775     4.75%
                                     ---------  ------                        ---------   ----------    ----
                                     ---------  ------                        ---------   ----------    ----

Investment securities:
   Available for sale                 $12,552     5.85%   $97,742   5.77%      $110,294    $110,888     5.78%
   Held to maturity                     4,993     6.41                            4,993       5,016     6.41
                                     --------   ------   --------   ----      ---------   ---------     ----
    Total investment securities       $17,545     6.01%   $97,742   5.77%      $115,287    $115,904     5.81%
                                     ---------  ------   --------   ----      ---------   ---------     ----
                                     ---------  ------   --------   ----      ---------   ---------     ----

                              SOURCES OF FUNDS

         GENERAL. Deposits have traditionally been the primary source of Home Savings' funds for use in lending and other investment activities. In addition to deposits, Home Savings derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions. Home Savings may also borrow from the FHLB as a source of funds.

         DEPOSITS. Deposits are attracted principally from within Home Savings' primary market area through the offering of a selection of deposit instruments, including regular passbook savings accounts, demand deposits, individual retirement accounts (IRAs), NOW accounts, money market accounts, and certificates of deposit. Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are monitored weekly by the Executive Committee. Home Savings does not use brokers to attract deposits. The amount of deposits from outside Home Savings' primary market area is not significant.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

                                                                        At December 31,
                                     ------------------------------------------------------------------------------------
                                                    1998                                          1997
                                     --------------------------------------        --------------------------------------
                                                    Percent        Weighted                       Percent        Weighted
                                                    of total       average                        of total       average
                                     Amount         deposits         rate          Amount         deposits         rate
                                     ------         --------       --------        ------         --------       --------
                                                                   (Dollars in thousands)
Checking accounts:
     Interest-bearing                $ 69,284         8.91%          1.86%         $ 58,707           6.62%         2.03%
     Noninterest-bearing                6,933         0.89                            5,387           0.61
Savings accounts                      224,840        28.92           2.50           243,588          27.47          2.99
Money market accounts                  44,764         5.76           2.57            56,727           6.40          2.99
                                     --------      --------                      ----------       --------

Total transaction accounts            345,821        44.48                          364,409          41.10

Certificates of deposit:
   4.00% or less                          506         0.06                              448           0.05
   4.01% - 6.00%                      374,090        48.11                          415,045          46.80
   6.01% - 8.00%                       57,166         7.35                          106,835          12.04
   8.01% - 10.00%                                                                        71           0.01
                                     --------      -------                        ---------        -------

Total certificates of deposit         431,762        55.52           5.35           522,399          58.90          5.78
                                     --------      -------                        ---------        -------

   Total deposits                    $777,583       100.00%          4.02%         $886,808         100.00%         4.56%
                                     --------      -------                        ---------        -------
                                     --------      -------                        ---------        -------

         Total deposits decreased by $109.2 million, or 12.3%, from December 31, 1997, to December 31, 1998, primarily due to deposits withdrawn for the purchase of UCFC shares in the Conversion.

         The following table shows rate and maturity information for Home Savings' certificates of deposit at December 31, 1998:

                                                     At December 31, 1998
                                      ------------------------------------------------------------
                                                      Over          Over
                                        Up to      1 year to     2 years to
     Rate                             one year      2 years       3 years     Thereafter     Total
     ----                             --------     ---------     ----------   ----------     -----
                                                               (In thousands)
4.00% or less                          $    462       $           $     9        $    34    $    506
4.01% to 6.00%                          262,865        62,339      26,677         22,209     374,090
6.01% to 8.00%                            8,223        20,907       7,894         20,143      57,166
                                       --------       -------     -------        -------    --------
   Total certificates of deposit       $271,550       $83,246     $34,580        $42,386    $431,762
                                       --------       -------     -------        -------    --------
                                       --------       -------     -------        -------    --------

   Percent of total certificates
         of deposit                      62.89%       19.28%        8.01%         9.82%     100.00%

         At December 31, 1998, approximately $271.6 million of Home Savings' certificates of deposit mature within one year. Based on past experience and Home Savings' prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $235 million are available from the FHLB of Cincinnati.

         The following table presents the amount of Home Savings' certificates of deposit of $100 thousand or more by the time remaining until maturity at December 31, 1998:

                   Maturity                             Amount
                   --------                             ------
                                                    (In thousands)
         Three months or less                          $  9,994
         Over 3 months to 6  months                       5,701
         Over 6 months to 12 months                       7,871
         Over 12 months                                  14,017
                                                       --------

             Total                                     $ 37,583
                                                       --------
                                                       --------

Management believes that a substantial percentage of the above certificates will be renewed with Home Savings at maturity.

The following table sets forth Home Savings' deposit account balance activity for the periods indicated:

                                                        Year ended December 31,
                                                    -----------------------------
                                                    1998                     1997
                                                    ----                     ----
                                                        (Dollars in thousands)
             Beginning balance                    $ 886,808                $ 932,060
             Net decrease in deposits              (145,153)                 (85,868)
                                                 ----------               ----------
             Net deposits before interest
                credited                            741,655                  846,192
             Interest credited                       35,928                   40,616
                                                 ----------               ----------
             Ending balance                       $ 777,583                $ 886,808
                                                 ----------               ----------
                                                 ----------               ----------

               Net decrease                       $(109,225)               $ (45,252)
                                                 ----------               ----------
                                                 ----------               ----------

               Percent decrease                   (12.32)%                  (4.86)%

         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Home Savings is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, Home Savings will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 1998, Home Savings was in compliance with the QTL test. Although Home Savings may borrow up to $235 million from the FHLB, there are no outstanding advances.

                                  COMPETITION

         Home Savings faces competition for deposits and loans from other savings and loan associations, credit unions, banks and mortgage originators in Home Savings' primary market area. The primary factors in competition for deposits are customer service, convenience of office location and interest rates. Home Savings competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable. Home Savings does not offer all of the products and services offered by some of its competitors, particularly commercial banks.

                                   EMPLOYEES

         At December 31, 1998, Home Savings had 418 full-time equivalent employees. Home Savings believes that relations with its employees are good. Home Savings offers health, life and disability benefits to all employees, a 401(k) plan, an employee stock ownership plan and a post-retirement health plan for its eligible employees. Home Savings has a defined benefit pension plan; however, as of December 31, 1998, the plan was amended to freeze benefit accruals. None of the employees of Home Savings is represented by a collective bargaining unit.

                           YEAR 2000 CONSIDERATIONS

         UCFC and Home Savings are aware of the potential year 2000 related problems that may affect the computers which control or operate Home Savings' operating systems, facilities and infrastructure. To prepare for the change, Home Savings formed a year 2000 compliance initiative committee to oversee all necessary corrective activities. A year 2000 Project Plan was initiated to identify potential operational and business risks, assess systems and equipment, perform and test all renovations, and implement renovated systems. If the disruption of any system could inhibit Home Savings from interacting with or serving its customers, then it has been identified as "mission critical". The year 2000 compliance committee has determined that the greatest potential impact upon Home Savings and UCFC is the effect of the year 2000 problem on Home Savings' core transaction processing system which is managed by an outside data processing service bureau. The outside service bureau, working in conjunction with Home Savings, has installed and successfully tested a year 2000 compliant processing system.

         All remaining third-party applications and internally developed applications will be tested for year 2000 performance during the first quarter of 1999. This testing will determine the extent to which all such applications integrate compatibility and function reliably in Home Savings' existing system environment. Home Savings anticipates that testing will be completed by March 31, 1999, and that any identified application and/or system incompatibilities will be remediated by June 30, 1999.

         In addition to comprehensive internal preparations, Home Savings is developing contingency plans for all "mission critical" systems which could be disrupted by year 2000 failures outside of its control. The impact of various external failures is being analyzed, including disruption of utilities and essential services. Alternative procedures are being developed, documented and tested which would enable Home Savings to maintain delivery of products and services to customers. Such contingency plans include automated and manual procedures for controlling cash reserves, recording customer account transactions, providing back-up voice and data communications, reacting to utility interruptions, engaging external check processing services, ensuring adequate or increased security levels, and maintaining other necessary daily operations.

         As of December 31, 1998, Home Savings had incurred costs of approximately $204 thousand in connection with its year 2000 preparedness. Additional costs to complete this project are currently estimated to be $181 thousand.

                                   REGULATION

GENERAL

         As a savings and loan association incorporated under the laws of Ohio, Home Savings is subject to regulation, examination and oversight by the OTS and the Division. Because Home Savings' deposits are insured by the FDIC, Home Savings is also subject to general oversight by the FDIC. Home Savings must file periodic reports with the OTS, the Division and the FDIC concerning its activities and financial condition. Examinations are conducted periodically by federal and state regulators to determine whether Home Savings is in compliance with various regulatory requirements and is operating in a safe and sound manner. Home Savings is a member of the FHLB of Cincinnati.

         UCFC is a savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (HOLA). Consequently, UCFC is subject to regulation, examination, and oversight by the OTS and is required to submit periodic reports to the OTS. Because UCFC and Home Savings are corporations organized under Ohio law, they are also subject to the provisions of the Ohio Revised Code applicable to corporations generally, including laws which restrict takeover bids, tender offer and control-share acquisitions involving public companies which have significant ties to Ohio.

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and Home Savings may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which Home Savings may engage and would probably subject Home Savings to more regulation by the FDIC. In addition, UCFC might become subject to different holding company regulations limiting the activities in which UCFC may engage and subjecting UCFC to additional regulatory requirements, including separate capital requirements. At this time, UCFC cannot predict when or whether Congress may actually pass legislation regarding UCFC's and Home Savings' regulatory requirements or charter. Although such legislation may change the activities in which either UCFC and Home Savings may engage, it is not anticipated that the current activities of UCFC or Home Savings will be materially affected by those activity limits.

OHIO SAVINGS AND LOAN LAW

         The Division is responsible for the regulation and supervision of Ohio savings and loan associations in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries, and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments and activities is subject to oversight and approval by the FDIC, if such investments or activities are not permissible for a federally chartered savings and loan association.

         The Division also has approval authority over any mergers or acquisitions of control of Ohio savings and loan associations. The Division may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Division may place an Ohio association in conservatorship or receivership.

         The Division conducts regular examinations of Home Savings approximately once every eighteen months. Such examinations are usually conducted jointly with one or both federal regulators. The Division imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination.

OFFICE OF THRIFT SUPERVISION

         GENERAL. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all federally chartered savings and loan associations and all other savings and loan associations the deposits of which are insured by the FDIC. The OTS issues regulations governing the operation of savings and loan associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of this supervision and examination. The OTS also may initiate enforcement actions against savings and loan associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings and loan association.

        Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area. Home Savings has received a "satisfactory" examination rating under those regulations.

         REGULATORY CAPITAL REQUIREMENTS. Home Savings is required by OTS regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted total assets, core capital (which for Home Savings consists solely of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for Home Savings consists of core capital and general valuation allowances) of 8.0% of risk-weighted assets (assets, including certain off-balance sheet items, are weighted at percentage levels ranging from 0% to 100% depending on the relative risk).

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, Home Savings will be required to deduct one-half of such excess exposure from its total capital when determining its risk-based capital. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings and loan associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Undercapitalized associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. Home Savings' capital at December 31, 1998 meets the standards for a well-capitalized institution.

         Federal law prohibits a savings and loan association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (i) an amount equal to 5% of the association's total assets at the time the association became undercapitalized or (ii) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         LIQUIDITY. OTS regulations require that savings associations maintain an average daily balance of liquid assets (cash, certain time deposits, association's acceptances, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon member institutions failing to meet liquidity requirements. The eligible liquidity of Home Savings at December 31, 1998, was approximately $399.3 million, or 39.5%, which exceeded the applicable 4% liquidity requirement by approximately $358.8 million.

        QUALIFIED THRIFT LENDER TEST. Savings associations are required to maintain a specified level of investments in assets that are designated as qualifying thrift investments (QTI), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business, and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Effective September 30, 1996, a savings association may also qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (Code). In order to be considered a domestic building and loan association under the Code, at least 60% of the institution's assets must consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash, and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At December 31, 1998, Home Savings met the QTL test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to this limit. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. A general exception to the 15% limit permits loans of any type to one borrower up to $500,000.

         Based on such limits, Home Savings was able to lend approximately $45.9 million to one borrower at December 31, 1998. The largest amount Home Savings had outstanding to one borrower at December 31, 1998, was $11.8 million, which consisted of one loan secured by a first mortgage lien on a freezer warehouse. At December 31, 1998, such loan was performing in accordance with its terms.

        TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed Home Savings' Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in assets). Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the Board with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. Home Savings was in compliance with such restrictions at December 31, 1998.

        All transactions between a savings association and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (FRA). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with, the savings association. UCFC is an affiliate of Home Savings. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee, and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. Home Savings was in compliance with these requirements and restrictions at December 31, 1998.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted from mutual to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year up to the greater of (i) 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, and (ii) the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Home Savings meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision.

         Tier 2 consists of associations that, before and after the proposed distribution, meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the most recent four quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution. Tier 2 associations that propose to make a capital distribution in excess of the noted safe harbor level must also obtain OTS approval. Tier 2 associations proposing to make a capital distribution within the safe harbor provisions and Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution.

         As a subsidiary of UCFC, Home Savings is required to give the OTS 30 days' notice prior to declaring any dividend on its stock. The OTS may object to the distribution during such 30-day period based on safety and soundness concerns. Home Savings did not pay any dividends to UCFC in 1998.

         HOLDING COMPANY REGULATION. UCFC is a savings and loan holding company within the meaning of the HOLA. As such, UCFC has registered with the OTS and is subject to OTS regulations, examination, supervision, and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings and loan association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings and loan association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings and loan association for cash without being deemed to control the association. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         UCFC is a unitary savings and loan holding company. Under current law, there are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies which may engage in commercial, securities, and insurance activities without limitation. The broad latitude under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness, or stability of its subsidiary savings and loan association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings and loan association; (ii) transactions between the savings and loan association and its affiliates; and (iii) any activities of the savings and loan association that might create a serious risk that the liabilities of UCFC and its affiliates may be imposed on the savings and loan association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings and loan association subsidiary of a holding company fails to meet the QTL, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At December 31, 1998, Home Savings met the QTL.

         If UCFC were to acquire control of another savings institution, other than through a merger or other business combination with Home Savings, UCFC would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings and loan association meets the QTL, the activities of UCFC and any of its subsidiaries (other than Home Savings or other subsidiary savings and loan associations) would thereafter be subject to activity restrictions.

         The OTS may approve an acquisition resulting in the formation of a multiple savings and loan holding company that controls savings and loan associations in more than one state only if the multiple savings and loan holding company involved controls a savings and loan association that operated a home or branch office in the state of Home Savings to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings and loan associations in more than one state in the case of certain emergency thrift acquisitions. Bank holding companies have had more expansive authority to make interstate acquisitions than savings and loan holding companies since August 1995.

         FEDERAL REGULATION OF ACQUISITIONS OF CONTROL OF HOLDING CO. AND THRIFT. In addition to the Ohio law limitations on the merger with, and acquisition of, UCFC, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Home Savings or UCFC without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

         In addition, any merger of Home Savings must be approved by the OTS as well as the Division. Further, any merger of UCFC in which UCFC is not the resulting company must also be approved by both the OTS and the Division.

FDIC REGULATIONS

         DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund (BIF) for commercial banks and state savings banks and the SAIF for savings associations. The FDIC is required to maintain designated levels of reserves in each fund. Home Savings' deposit accounts are insured by the FDIC in the SAIF up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including Home Savings, and has authority to initiate enforcement actions against federally insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

        The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

FRB REGULATIONS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $46.5 million (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts over $46.5 million. At December 31, 1998, Home Savings was in compliance with this reserve requirement.

FEDERAL HOME LOAN BANKS

         The FHLBs provide credit to their members in the form of advances. Home Savings is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1% of the aggregate outstanding principal amount of Home Savings' residential mortgage loans, home purchase contracts, and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. Home Savings is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $12.0 million at December 31, 1998.

         FHLB advances to member institutions who meet the QTL Test are generally limited to the lower of (i) 50% of the member's assets or (ii) 20 times the member's investment in FHLB stock. At December 31, 1998, Home Savings' maximum limit on advances was approximately $235 million. The granting of advances is also subject to the FHLB's collateral and credit underwriting guidelines.

         Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.


                                    TAXATION

FEDERAL TAXATION

         UCFC and Home Savings are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, UCFC and Home Savings may be subject to an alternative minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to these preference items and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1998.

         Based on Home Savings average gross receipts of approximately $85.2 million for the three tax years immediately proceeding, Home Savings would not qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (Small Business Act), which was signed into law on August 21, 1996, certain thrift institutions, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of
Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or
(ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method.

         The Small Business Act eliminated the percentage of taxable income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after December 31, 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., pre-1988 reserves). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin on or after January 1, 1996, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential origination loan requirement if, for the tax year, the principal origination amount of residential loans made by the thrift during the year is not less then its base amount. The "base amount" generally is the average of the principal origination amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Small Business Act which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by Home Savings to UCFC is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and Home Savings gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of December 31, 1998, Home Savings' pre-1988 reserves for tax purposes totaled approximately $14.4 million. Home Savings believes it had approximately $160.0 million of accumulated earnings and profits for tax purposes as of December 31, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether
Home Savings will have current or accumulated earnings and profits in subsequent years.

         The tax returns of Home Savings have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of Home Savings.

OHIO TAXATION

         UCFC is subject to the Ohio corporation franchise tax, which, as applied to UCFC, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50 thousand of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50 thousand and (ii) 0.582% times taxable net worth. For returns filed in 1999 and thereafter the rate of tax is the greater of (i) 5.1% on the first $50 thousand of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50 thousand or (ii) .400% times taxable net worth, not to exceed $150 thousand.

         A special litter tax is also applicable to all corporations, including UCFC, subject to the Ohio corporation franchise tax other than "financial institutions." Where the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50 thousand of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50 thousand.

         UCFC, effective for its 1999 Ohio franchise tax return, has elected to be taxed as a qualified holding company in the State of Ohio. In order to be taxed as a qualified holding company, certain requirements must be satisfied. A qualified holding company is exempt from the net worth base of the franchise tax but is not exempt from the net income base.

         Home Savings is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of Home Savings' apportioned book net worth, determined in accordance with GAAP, less any statutory deduction. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the taxable book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the taxable book net worth. As a "financial institution," Home Savings is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.           DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 1998, regarding the properties on which the main office and the branch offices of Home Savings are located:

                                           Owned or             Year          Net book
Location                                    leased             opened           value         Deposits
--------                                   --------            ------         --------        --------
                                                                                   (In thousands)
275 Federal Plaza West                      Owned               1919              $1,017          $72,015
Youngstown, Ohio

32 State Street                             Owned               1916                 304           85,469
Struthers, Ohio

4005 Hillman Way                            Owned               1958                 501           99,963
Boardman, Ohio

650 East State Street                       Owned               1925                 176           63,688
Salem, Ohio

6000 Mahoning Avenue                        Leased              1959                  10           71,926
Austintown, Ohio

7525 Market Street                          Owned               1971                 525           90,244
Boardman, Ohio

4259 Kirk Road                              Owned               1975                 584           77,091
Austintown, Ohio

202 South Main Street                       Owned               1975                 224           61,932
Poland, Ohio

3500 Belmont Avenue                         Owned               1976                 318           55,357
Youngstown, Ohio

29 North Broad Street                       Owned               1977                 294           29,709
Canfield, Ohio

980 Great East Plaza                        Leased              1980                  12           19,426
Niles, Ohio

127 North Market Street                     Owned               1987                 129           29,723
East Palestine, Ohio

210 West Lincoln Way                        Owned               1987                 320           16,543
Lisbon, Ohio

148725 South Avenue Ext.                    Owned               1997                 807            4,497
Columbiana, Ohio
----------------------------

ITEM 3.           LEGAL PROCEEDINGS

         Home Savings is not presently involved in any material legal proceedings. From time to time, Home Savings is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Home Savings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.


                                    PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS

         There were 34,715,625 common shares of UCFC stock issued and 32,129,463 shares outstanding as of March 4, 1999. The Holding Company's common stock trades on The Nasdaq Stock Market -Registered Trademark- under the symbol UCFC. Quarterly stock price and dividends declared are shown in the following table.

Market Price and Dividends

------------------------------------------------------------------------------------
                                      First    Second     Third    Fourth
                                     Quarter   Quarter   Quarter   Quarter   1998
------------------------------------------------------------------------------------
1998
High                                   N/A      N/A      $18.130   $15.000   $18.130
Low                                    N/A      N/A       13.500    12.880    12.880
Close                                  N/A      N/A       14.000    14.880    14.880
Dividends declared and paid            N/A      N/A       N/A        0.075     0.075
------------------------------------------------------------------------------------

As of March 29, 1999, there were approximately 16,683 holders of UCFC Stock.

ITEM 6.           SELECTED FINANCIAL DATA

         The information contained in the Annual Report to Shareholders of UCFC (Annual Report) under the caption "Selected Financial Data and Other Data" is incorporated herein by reference and attached hereto as part of
Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference and attached hereto as part of
Exhibit 13.


ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information contained in the Annual Report under the caption "Asset and Liability Management and Market Risk" is incorporated herein by reference and attached hereto as part of Exhibit 13.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Consolidated Financial Statements appearing in the Annual Report and the report of Deloitte & Touche LLP dated January 29, 1999, are incorporated herein by reference and attached hereto as part of Exhibit 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On November 20, 1997, the Board of Directors of Home Savings approved a change of Home Savings' independent public auditors from Packer, Thomas & Co. to Deloitte & Touche LLP. Packer, Thomas & Co. served as Home Savings' independent public auditors from the fiscal year ended December 31, 1993 through the fiscal year ended December 31, 1996. The decision to change independent auditors was approved by the Board of Directors upon recommendation by the Audit Committee of the Board of Directors.

         The report of Packer, Thomas & Co. on the financial statements of Home Savings for the fiscal year ended December 31, 1996, did not contain any adverse opinion or disclaimer of opinion nor was it qualified or modified as to audit scope or accounting principles nor did it include an explanatory paragraph for material uncertainties. There has not been any disagreement between Packer, Thomas & Co. and Deloitte & Touche LLP on any matter of accounting principles or practices, consolidated financial statement disclosure or audit scope or procedure.

                                   PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Proxy Statement for the 1999 Annual Meeting of Shareholders of UCFC (Proxy Statement), filed with the Securities and Exchange Commission (Commission) on March 30, 1999, under the captions "Proposal One - Election of Directors" and "Executive Officers," is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION

         The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors - Certain Transactions" is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                  FORM 8-K

(a)     EXHIBITS

        3.1      Articles of Incorporation

        3.2      Amended Code of Regulations

        10       Material Contracts

        11       Statement Regarding Computation of Per Share Earnings

        13       Portions of the 1998 Annual Report to Shareholders

        20       Proxy Statement for 1999 Annual Meeting of Shareholders

        21       Subsidiaries of Registrant

        27       Financial Data Schedule

        99       Independent Auditors' Report from Packer, Thomas & Co.

(b) FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c) REPORTS ON FORM 8-K. On October 21, 1998 an 8-K was filed for Item 5, Other Events, providing the third quarter financial information news release.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       UNITED COMMUNITY FINANCIAL CORP.

                                       By:  /S/  Douglas M. McKay
                                            -----------------------------------
                                            Douglas M. McKay, President
                                            (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

   /S/ Douglas M. McKay                            /S/ Richard M. Barrett
   -------------------------------------------     --------------------------------------------------
   Douglas M. McKay, President and Director        Richard M. Barrett, Director

   Date:  March 29, 1999                           Date:  March 29, 1999



   /S/ John F. Zimmerman, Jr.                      /S/ Gary Keller
   -------------------------------------------     --------------------------------------------------
   John F. Zimmerman, Jr., Director                Gary Keller, Director

   Date  March 29, 1999                            Date:  March 29, 1999



   /S/ Herbert F. Schuler, Sr.                     /S/ Patrick A. Kelly
   -------------------------------------------     --------------------------------------------------
   Herbert F. Schuler, Sr., Director               Patrick A. Kelly, Treasurer (Principal Financial
                                                   Officer)

   Date:  March 29, 1999                           Date:  March 29, 1999

                               INDEX TO EXHIBITS


EXHIBIT NUMBER

3.1  Articles of Incorporation                                   Incorporated by reference to the Registration Statement on
                                                                 Form S-1 filed by UCFC on March 13, 1998 (S-1) with the
                                                                 Securities and Exchange Commission (SEC), Exhibit 3.1

3.2  Amended Code of Regulations

10.1  The Home Savings and Loan Company of Youngstown,           Incorporated by reference to the Pre-Effective Amendment,
      Ohio Employee Stock Ownership Plan                         Exhibit 10.3

10.2  Employment Agreement between The Home Savings and
      Loan Company of Youngstown, Ohio and Douglas M. McKay, dated December 17, 1998.

10.3 Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Donald
      J. Varner, dated December 17, 1998.

10.4 Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick
      A. Kelly, dated December 17, 1998.

11    Statement Regarding Computation of Per Share Earnings      Incorporated by reference to Note 16 to the Financial
                                                                 Statements included in the Annual Report in Exhibit 13

13    Portions of the 1998 Annual Report to Shareholders

20    Proxy Statement for 1999 Annual Meeting of Shareholders    Incorporated by reference to the Proxy Statement, filed
                                                                 with the Securities and Exchange Commission
                                                                 on March 30, 1999

21  Subsidiaries of Registrant

27  Financial Data Schedule

99  Independent Auditors' Report from Packer, Thomas & Co.