Form 10-Q
period 1999-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 1999-05-14
CIK 707886

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

                         Commission File Number 0-24399

                        UNITED COMMUNITY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                 Ohio                                   34-1856319
             -------------------------------------------------------
             (State or other jurisdiction of           (IRS Employer
             incorporation or organization)            Identification Number)

            275 Federal Plaza West
               Youngstown, Ohio                             44503-1203
               ----------------                             ----------
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

             Yes __X__                                 No _____

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  32,190,189 common shares as of April 30, 1999

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                          PAGE

     Item 1.  Financial Statements  (Unaudited)

              Consolidated Statements of Financial Condition as of March 31, 1999......................   1
              and December 31, 1998

              Consolidated Statements of Income for the Three Months Ended
              March 31, 1999 and 1998..................................................................   2

              Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 1999 and 1998..................................................................   3

              Notes to Consolidated Financial Statements ..............................................   4 - 5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................   6 - 11

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk................................   11

PART II. OTHER INFORMATION.............................................................................   12

Signatures.............................................................................................   13

Exhibits...............................................................................................   14 - 15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            UNITED COMMUNITY FINANCIAL CORP.
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                       (Unaudited)

                                                                                          March 31,       December 31,
                                                                                            1999              1998
                                                                                         -----------      -----------
                                                                                                (In thousands)
ASSETS
Cash and deposits with banks                                                            $    13,357      $    16,733
Federal funds sold and other                                                                152,137          153,775
                                                                                        -----------      -----------
     Total cash and cash equivalents                                                        165,494          170,508
                                                                                        -----------      -----------

Investment securities:
  Available for sale (amortized cost of $129,023 and $110,294,  respectively)               129,221          110,888
  Held to maturity (fair value of $0 and $5,016, respectively)                                   --            4,993
Mortgage-backed securities:
  Available for sale (amortized cost of $96,880 and $98,357, respectively)                   97,127           98,890
  Held to maturity (fair value of $170,127 and $187,010, respectively)                      166,996          182,999
Loans, net (including allowance for loan losses of $6,461 and $6,398, respectively)         670,865          657,498
Federal Home Loan Bank stock                                                                 12,164           11,958
Premises and equipment                                                                        7,416            7,523
Accrued interest receivable                                                                   7,132            7,259
Real estate owned                                                                               196               78
Other assets                                                                                  6,544            4,711
                                                                                        -----------      -----------
     TOTAL ASSETS                                                                       $ 1,263,155      $ 1,257,305
                                                                                        -----------      -----------
                                                                                        -----------      -----------

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                                $   781,301      $   777,583
Advance payments by borrowers for taxes and insurance                                         2,321            3,954
Accrued interest payable                                                                        683              672
Accrued expenses and other liabilities                                                       11,811           10,451
                                                                                        -----------      -----------
     TOTAL LIABILITIES                                                                      796,116          792,660
                                                                                        -----------      -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock-no par value; 1,000,000 shares authorized and unissued
  at March 31, 1999                                                                              --               --
Common stock-no par value; 499,000,000 shares authorized; 34,715,625
  shares issued-and 32,175,008 outstanding at March 31, 1999                                342,921          342,840
Retained earnings                                                                           149,235          146,934
Other comprehensive income                                                                      289              733
Unearned compensation                                                                       (25,406)         (25,862)
                                                                                        -----------      -----------
     TOTAL SHAREHOLDERS' EQUITY                                                             467,039          464,645
                                                                                        -----------      -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 1,263,155      $ 1,257,305
                                                                                        -----------      -----------
                                                                                        -----------      -----------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED COMMUNITY FINANCIAL CORP.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                                          For the Three Months Ended
                                                                                                   March 31,
                                                                                     --------------------------------------
                                                                                           1999                 1998
                                                                                     -----------------    -----------------
                                                                                      (In thousands, except per share data)
INTEREST INCOME
    Loans                                                                                    $ 13,254             $ 13,072
    Mortgage-backed securities:
      Available for sale                                                                        1,452                1,043
      Held to maturity                                                                          3,050                4,311
    Investment securities:
      Available for sale                                                                        1,675                  748
      Held to maturity                                                                             78                   79
    FHLB stock dividend                                                                           206                  199
    Other interest-earning assets                                                               1,883                  226
                                                                                     -----------------    -----------------
        Total interest income                                                                  21,598               19,678
INTEREST EXPENSE
    Interest expense on deposits                                                                7,507                9,556
                                                                                     -----------------    -----------------
NET INTEREST INCOME                                                                            14,091               10,122
PROVISION FOR LOAN LOSS ALLOWANCES                                                                 75                  250
                                                                                     -----------------    -----------------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSS ALLOWANCES                                                                      14,016                9,872
                                                                                     -----------------    -----------------
NONINTEREST INCOME
    Service fees and other charges                                                                273                  280
    Net gains (losses):
      Mortgage-backed securities                                                                    -                   13
      Other                                                                                         1                  (52)
    Other income                                                                                  116                  137
                                                                                     -----------------    -----------------
        Total noninterest income                                                                  390                  378
                                                                                     -----------------    -----------------
NONINTEREST EXPENSES
    Salaries and employee benefits                                                              4,183                3,581
    Occupancy                                                                                     301                  313
    Equipment and data processing                                                                 646                  603
    Deposit insurance premiums                                                                    117                  139
    Franchise tax                                                                                 462                  479
    Advertising                                                                                   275                  255
    Other expenses                                                                              1,129                  725
                                                                                     -----------------    -----------------
        Total noninterest expenses                                                              7,113                6,095
                                                                                     -----------------    -----------------
INCOME BEFORE INCOME TAXES                                                                      7,293                4,155
INCOME TAXES                                                                                    2,582                1,454
                                                                                     -----------------    -----------------
NET INCOME                                                                                    $ 4,711              $ 2,701
                                                                                     -----------------    -----------------
                                                                                     -----------------    -----------------


Earnings per share:
    Basic                                                                                      $ 0.15           N/A
    Diluted                                                                                    $ 0.15           N/A
    Average common shares outstanding                                                      32,152,489           N/A

SEE NOTE TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED COMMUNITY FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                    ----------------------------------------
                                                                                         1999                    1998
                                                                                    ----------------        ----------------
                                                                                                (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                              $ 4,711                 $ 2,701
    Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for loan loss allowances                                                      75                     250
         Net (gains) losses                                                                      (1)                     39
         Accretion of discounts and amortization of premiums                                   (178)                   (333)
         Depreciation                                                                           250                     274
         FHLB stock dividends                                                                  (206)                   (199)
         Decrease (increase) in interest receivable                                             127                     (28)
         Increase in interest payable                                                            11                      79
         Increase in post retirement benefit obligation                                          83                      93
         Increase in prepaid and other assets                                                (1,832)                 (1,051)
         Increase in other liabilities                                                        1,516                   1,332
         Change in unearned compensation                                                        537                       -
                                                                                    ----------------        ----------------
              Net cash provided by operating activities                                       5,093                   3,157
                                                                                    ----------------        ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from principal repayments and maturities of:
         Mortgage-backed securities held to maturity                                         15,911                  12,004
         Mortgage-backed securities available for sale                                        8,419                   3,552
         Investment securities held to maturity                                               5,000                       -
         Investment securities available for sale                                             2,500                     153
    Proceeds from sale of:
         Mortgage-backed securities available for sale                                            -                     114
         Mortgage-backed securities held to maturity                                              -                     119
    Purchases of:
         Investment securities available for sale                                           (20,057)                (17,949)
         Equity securities available for sale                                                (1,274)                      -
         Mortgage-backed securities available for sale                                       (6,894)                      -
         Mortgage-backed securities held to maturity                                              -                  (8,047)
    Principal collected on loans                                                             43,288                  37,672
    Loans originated                                                                        (56,542)                (39,709)
    Purchases of premises and equipment                                                        (143)                   (132)
    Other                                                                                        10                      21
                                                                                    ----------------        ----------------
              Net cash used in investing activities                                          (9,782)                (12,202)
                                                                                    ----------------        ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in NOW, savings and money market accounts                                5,341                   3,551
        Net decrease in certificates of deposit                                              (1,623)                 (1,860)
        Net decrease in advance payments by borrowers
          for taxes and insurance                                                            (1,633)                 (1,532)
        Dividends paid                                                                       (2,410)                      -
                                                                                    ----------------        ----------------
              Net cash (used in) provided by financing activities                              (325)                    159
                                                                                    ----------------        ----------------
Decrease in cash and cash equivalents                                                        (5,014)                 (8,886)
Cash and cash equivalents, beginning of year                                                170,508                  34,497
                                                                                    ----------------        ----------------
Cash and cash equivalents, end of period                                                  $ 165,494                $ 25,611
                                                                                    ----------------        ----------------
                                                                                    ----------------        ----------------

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest on deposits and borrowings                                                   $ 7,496                 $ 9,477
      Income taxes                                                                            2,021                       -
Supplemental schedule of noncash activities:
    Transfers from loans to real estate owned                                                   128                      29

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED COMMUNITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

United Community Financial Corp. (UCFC) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association, the issuance of Home Savings' stock to UCFC and the offer and sale of UCFC's common stock (Conversion). Upon consummation of the Conversion on July 8, 1998, UCFC became the unitary savings and loan holding company for Home Savings. See Note 2 for a more detailed description of the Conversion.

The accompanying consolidated financial statements of UCFC have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, contained in UCFC's Form 10-K for the year ended December 31, 1998.

2.    CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

On December 9, 1997, the Board of Directors of Home Savings adopted a Plan of Conversion to convert from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association. The Conversion was accomplished through the formation of UCFC in February 1998, the adoption of an Ohio stock charter by Home Savings, the sale of all of Home Savings' stock to UCFC on July 8, 1998 and the issuance of UCFC's stock to the public on July 8, 1998.

UCFC issued 34,715,625 shares in connection with the Conversion. Gross proceeds from the offering were $347,156,250, which includes the $10 value of the 2,677,250 shares issued to the United Community Financial Corp. Employee Stock Ownership Plan (ESOP) and the 1,183,438 shares sold to Home Savings for contribution to the Home Savings Charitable Foundation. Conversion costs amounted to $4.6 million.

Home Savings issued all of its outstanding capital stock to UCFC in exchange for approximately one-half of the net proceeds from the Conversion. UCFC accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of Home Savings maintain their historical cost basis in the consolidated company.

3.    EARNINGS PER COMMON SHARE

Earnings per share has been computed for the quarter ended March 31, 1999, based upon weighted average common shares outstanding of 32,152,489. Earnings per share for all prior periods are not presented as there was no common stock issued or outstanding.

4.    COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" was issued in June 1997 and became effective on January 1, 1998. SFAS No. 130 requires companies to report all items that are recognized as components of comprehensive income under accounting standards. UCFC's comprehensive income for the three months ended March 31, 1999 and 1998 are as follows:

                                                                             Three Months Ended March 31,

                                                                   -------------------------------------------------
                                                                           1999                        1998
                                                                   --------------------        ---------------------
                                                                                    (In thousands)
     Net income                                                          $4,711                       $2,701
     Unrealized holding gains (losses) arising
       during the period, net of tax effect of
       ($239) and $39, respectively                                       (444)                           71
     Reclassification adjustment for gains (losses)
       included in  net income, net of tax effect of ($3),
       for 1998                                                              -                            (5)
                                                                   --------------------        ---------------------

     Comprehensive income                                                $4,267                       $2,767
                                                                   --------------------        ---------------------
                                                                   --------------------        ---------------------


5.  SALE OF HELD TO MATURITY MORTGAGE-BACKED SECURITIES

There were no sales of mortgage-backed securities held to maturity during the three month period ended March 31, 1999. In January 1998, Home Savings sold approximately $114 thousand of mortgage-backed securities held to maturity with outstanding balances less than 15% of the principal outstanding since acquisition. A gain of approximately $6 thousand was recorded on the sale.

6.  SUBSEQUENT EVENT

In April 1999, the board of directors of UCFC entered into a definitive agreement to acquire Butler Wick Corp., a full service investment and financial service provider headquartered in Youngstown, Ohio. Under the terms of the agreement, UCFC will issue, in a tax-free exchange, 1,700,000 shares of UCFC common stock for all the issued and outstanding common shares of Butler Wick Corp., subject to possible adjustments based upon the market price of UCFC shares. In addition, UCFC will establish a $3.7 million retention program for certain investment brokers and senior managers, subject to a five-year vesting schedule. The transaction will be accounted for as a pooling of interests and is expected to close during the third quarter of 1999, subject to shareholder approval and regulatory filings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                       UNITED COMMUNITY FINANCIAL CORP.

                                                                                         At or For the
                                                                                      Three Months Ended
                                                                                March 31,             March 31,
SELECTED FINANCIAL RATIOS AND OTHER DATA: (1)                                     1999                   1998
                                                                            ------------------     -----------------
Performance ratios:
        Return on average assets (2)                                                    1.49%                 1.03%
        Return on average equity (3)                                                    4.04%                 7.59%
        Interest rate spread (4)                                                        3.12%                 3.38%
        Net interest margin (5)                                                         4.58%                 3.96%
        Noninterest expense to average assets                                           2.26%                 2.33%
        Efficiency ratio (6)                                                           49.12%                58.05%
        Average interest-earning assets to average interest-
            bearing liabilities                                                       159.79%               115.50%
Capital ratios:
        Average equity to average assets                                               36.95%                13.60%
        Equity to assets, end of period                                                36.97%                13.73%
        Tangible capital                                                               26.97%                13.67%
        Core capital                                                                   26.97%                13.67%
        Risk-based capital                                                             51.19%                28.24%
Asset quality ratio:
        Nonperforming loans to total loans at end of period (7)                         1.00%                 1.39%
        Nonperforming assets to average assets (8)                                      0.54%                 0.84%
        Nonperforming assets to total assets at end of period                           0.54%                 0.84%
        Allowance for loan losses as a percent of loans                                 0.95%                 0.96%
        Allowance for loan losses as a percent of
            nonperforming loans (7)                                                    96.75%                70.14%
        Number of full service offices                                                     14                    14
Per share data:
        Basic earnings per share (9)                                                     0.15                   N/A
        Diluted earnings per share (9)                                                   0.15                   N/A
        Book value (10)                                                                 14.52                   N/A

----------------------------------------------------------------------------

     (1)  Ratios for the three month periods are annualized where appropriate.
     (2)  Net income divided by average total assets.
     (3)  Net income divided by average total equity.
     (4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
     (5) Net interest income as a percentage of average interest-earning assets.
     (6) Noninterest expense divided by the sum of net interest income and noninterest income.
     (7) Nonperforming loans consist of nonaccrual loans and restructured loans.
     (8) Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.
     (9)  Net income divided by average number of shares outstanding.
    (10)  Equity divided by number of shares outstanding.

    COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

Total assets increased $5.9 million from December 31, 1998 to March 31, 1999. The primary reason for the increase in total assets was a result of an increase in net loans of $13.4 million which was partially offset by decreases of $4.4 million in the investment portfolio and $5.0 million in cash and cash equivalents.

Net loans increased $13.4 million, or 2.03%, to $670.9 million at March 31, 1999 compared to $657.5 million at December 31, 1998. The most significant increases were in loans secured by one-to four-family residences, which increased $7.7 million, and commercial loans, which increased $8.9 million, compared to December 31, 1998. These increases were offset by decreases of $1.0 million in nonresidential real estate loans and $0.9 million in consumer loans.

Funds that are not currently needed for general corporate purposes, including loan originations, enhanced customer services and possible acquisitions, are invested at this time in overnight funds, investment securities and mortgage-backed securities. Overnight funds decreased $1.7 million to $152.1 million at March 31, 1999 from $153.8 million at December 31, 1998. Securities available for sale, which include investment securities and mortgage-backed securities increased $16.6 million since December 31, 1998. Securities held to maturity, which include investment securities and mortgage backed securities, decreased $21.0 million since December 31, 1998. Securities available for sale and overnight funds enable UCFC to fully employ excess funds while providing a great deal of liquidity and flexibility as UCFC pursues other investment opportunities.

Nonaccrual and restructured loans decreased approximately $873 thousand to $4.9 million at March 31, 1999 from $5.7 million at December 31, 1998. The decrease in nonaccrual and restructured loans is primarily due to a decrease in nonaccrual commercial loans of $740 thousand attributable to one loan becoming current. At March 31, 1999, total nonaccrual and restructured loans accounted for 1.00% of net loans receivable, compared to 1.15% at December 31, 1998. Total nonperforming assets were 0.54% of total assets as of March 31, 1999, a decrease of 0.07% from 0.61% as of December 31, 1998.

Total deposits increased $3.7 million from December 31, 1998. The primary reason for this increase was the introduction of a new market rate account that provides for the interest rate to be tiered to the dollar amount maintained in the account.

Shareholders' equity increased $2.4 million to $467.0 million at March 31, 1999 from $464.6 million at December 31, 1998, primarily due to first quarter earnings which were partially offset by the first quarter dividend of $0.075 per share paid on March 31, 1999. Book value per share was $14.52 as of March 31, 1999.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                        MARCH 31, 1999 AND MARCH 31, 1998

NET INCOME. Net income for the three months ended March 31, 1999 was $4.7 million, or $0.15 per common share. Net income for the comparable period in 1998 was $2.7 million. The increase of $2.0 million, or 74.42%, for the three months ended March 31, 1999 compared to the same period in 1998 was primarily due to an increase in net interest income. UCFC's annualized return on average assets and return on average equity were 1.49% and 4.04%, respectively, for the three months ended March 31, 1999. The annualized return on average assets and return on average equity for the comparable period in 1998 were 1.03% and 7.59%, respectively.

NET INTEREST INCOME. Net interest income increased $4.0 million, or 39.21%, for the first quarter of 1999 compared to the first quarter of 1998. Two factors contributed to this increase in net interest income. The first was an increase in interest-earning assets for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, due to the stock conversion. The second was a decrease in interest-bearing deposits, which resulted from the withdrawal of deposits to purchase UCFC shares, combined with a reduction in interest rates on the interest bearing liabilities as a result of the interest rate environment for the first quarter of 1999 versus the first quarter of 1998.

PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses was $75 thousand for the first quarter of 1999, as a result of continuing growth of the loan portfolio, compared to the first quarter of 1998 provision of $250 thousand. The decrease in the provision is attributed to a decrease in nonperforming loans, delinquency rates and an improvement in the local economy. Home Savings' allowance for loan losses totaled $6.5 million at March 31, 1999, which was 0.95% of total loans.

NONINTEREST INCOME. Noninterest income increased $12 thousand, or 3.2%, to $390 thousand at March 31, 1999 compared to $378 thousand at December 31, 1998, primarily due to a $52 thousand loss recognized in 1998 due to the sale of real estate owned.

NONINTEREST EXPENSE. Total noninterest expense increased $1.0 million, or 16.70%, to $7.1 million for the first quarter of 1999 from $6.1 million for the first quarter of 1998. The primary reason for the increase was employee compensation expense for the ESOP of approximately $581 thousand.

FEDERAL INCOME TAXES. The provision for federal income taxes increased $1.1 million, or 77.6%, for the first quarter of 1999, compared to the first quarter of 1998, primarily due to the higher pre-tax income for the first quarter of 1999 compared to the first quarter of 1998.

                        UNITED COMMUNITY FINANCIAL CORP.
                             AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended March 31, 1999 and 1998. Average balance calculations are based on daily balances.

                                                                   Three Months Ended March 31,
                                          ----------------------------------------------------------------------------------
                                                           1999                                       1998
                                          ---------------------------------------     --------------------------------------
                                             Average       Interest                      Average      Interest
                                           outstanding     earned/      Yield/         Outstanding     earned/     Yield/
                                             balance        Paid         rate            balance        paid        rate
                                          -------------  -----------  -----------     ------------   ----------  -----------
                                                                           (In thousands)
Interest-earning assets:
   Net loans (1)                          $  664,260     $ 13,254      7.98 %          $ 633,096     $ 13,072       8.26 %
   Mortgage-backed securities:
     Available for sale                       95,528        1,452      6.08               60,966        1,043       6.84
     Held to maturity                        175,140        3,050      6.97              245,353        4,311       7.03
   Investment securities:
     Available for sale                      118,200        1,675      5.67               49,510          748       6.04
     Held to maturity                          4,940           78      6.32                5,163           79       6.12
   Other interest-earning assets             171,948        2,089      4.86               27,667          425       6.14
                                          -------------  -----------  --------        ------------   ----------  --------

       Total interest-earning assets       1,230,016       21,598      7.02            1,021,755       19,678       7.70

Noninterest-earning assets                    31,437                                      25,440
                                          -------------                               ------------
       Total assets                       $1,261,453                                  $1,047,195
                                          -------------                               ------------
                                          -------------                               ------------
Interest-bearing liabilities:

     Checking and demand accounts         $  115,024          649      2.26             $119,711          666       2.23
     Savings accounts                        225,430        1,376      2.44              244,776        1,639       2.68
     Certificates of deposit                 429,325        5,482      5.11              520,119        7,251       5.58
                                          -------------  -----------  --------        ------------   ----------  --------

   Total interest-bearing liabilities        769,779        7,507      3.90              884,606        9,556       4.32

                                                         -----------  --------                       ----------  --------

Noninterest-bearing liabilities               25,588                                      20,152
                                          -------------                               ------------

        Total liabilities                    795,367                                     904,758

Shareholders' equity                         466,086                                     142,437
                                          -------------                               ------------

        Total liabilities and
          shareholders' equity            $1,261,453                                  $1,047,195
                                          -------------                               ------------
                                          -------------                               ------------
   Net interest income and
     interest rate spread                                $ 14,091      3.12   %                       $10,122       3.38 %
                                                         -----------  -----------                    ----------  -----------
                                                         -----------  -----------                    ----------  -----------

   Net interest margin                                                 4.58   %                                     3.96 %
                                                                      -----------                                -----------
                                                                      -----------                                -----------

Average interest-earning assets to
  average interest-bearing liabilities                                159.79  %                                   115.50 %
                                                                      -----------                                -----------
                                                                      -----------                                -----------

----------------------------------
(1) Nonaccrual loans are included in the average balance.

                        UNITED COMMUNITY FINANCIAL CORP.
                              RATE/VOLUME ANALYSIS

     The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected UCFC's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior period rate), (ii) changes in rate (change in rate multiplied by prior period volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated in proportion to the changes due to volume and rate:

                                                                        For the Three Months Ended
                                                                               March 31,
                                                                              1999 vs. 1998
                                                       -----------------------------------------------------------
                                                                      Increase
                                                                 (decrease) due to                     Total
                                                       --------------------------------------        increase
                                                             Rate                Volume             (decrease)
                                                       -----------------    -----------------    -----------------
                                                                              (In thousands)
Interest-earning assets:
  Loans                                                          $ (393)               $ 575                $ 182
  Mortgage-backed securities:
    Available for sale                                             (100)                 509                  409
    Held to maturity                                                (38)              (1,223)              (1,261)
  Investment securities:
    Available for sale                                              (13)                 940                  927
    Held to maturity                                                  3                   (4)                  (1)
  Other interest-earning assets                                     (75)               1,739                1,664
                                                       -----------------    -----------------    -----------------

    Total interest-earning assets                                $ (616)             $ 2,536                1,920
                                                       -----------------    -----------------    -----------------
                                                       -----------------    -----------------    -----------------

Interest-bearing liabilities:
  Savings accounts                                               $ (139)              $ (124)                (263)
  Checking and demand accounts                                      (29)                  12                  (17)
  Certificates of deposit                                          (575)              (1,194)              (1,769)
                                                       -----------------    -----------------    -----------------

    Total interest-bearing liabilities                           $ (743)            $ (1,306)              (2,049)
                                                       -----------------    -----------------    -----------------
                                                       -----------------    -----------------

Change in net interest income                                                                             $ 3,969
                                                                                                 -----------------
                                                                                                 -----------------

YEAR 2000

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

All remaining third-party applications and internally developed applications will be tested for year 2000 performance during the first and second quarters of 1999. This testing will determine the extent to which all such applications integrate compatibly and function reliably in Home Savings' existing system environment. Home Savings anticipates that testing will be completed by June 30, 1999, and that any identified application and/or system incompatibilities will be remediated by June 30, 1999.

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

As of March 31, 1999, Home Savings had incurred costs of approximately $257 thousand in connection with its year 2000 preparedness. Additional costs to complete this project are currently estimated to be $103 thousand.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding Home Savings' market risk was disclosed in UCFC's 1999 Annual report under the caption "Asset and Liability Management and Market Risk". No material changes in the methodology or results in the interest rate sensitivity analysis have occurred.

                           PART II. OTHER INFORMATION

                        UNITED COMMUNITY FINANCIAL CORP.

ITEMS 1, 2, 3, 4 AND 5 - NOT APPLICABLE


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

     Exhibit
      Number                      Description
   ------------           -----------------------------------------------------
        11                Statement regarding computation of earnings per share
        27                Financial Data Schedule - EDGAR only

b. Reports on Form 8-K

On January 26, 1999 Home Savings filed a Form 8-K disclosing operating results for the quarter ended December 31, 1998.

                        UNITED COMMUNITY FINANCIAL CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              UNITED COMMUNITY FINANCIAL CORP.

Date:   May 10, 1999          /s/ Douglas M. McKay
                              -------------------------------------------------
                              Douglas M. McKay,    President

Date:   May 10, 1999          /s/ Patrick A. Kelly
                              -------------------------------------------------
                              Patrick A. Kelly,     Treasurer