Form 10-Q
period 1999-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 1999-08-13
CIK 707886

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



 [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


 [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

                         Commission File Number 0-24399

                        UNITED COMMUNITY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

              Ohio                                      34-1856319
              ----------------------------------------------------
            (State or other jurisdiction of          (IRS Employer
           incorporation or organization)        Identification Number)

         275 Federal Plaza West
           Youngstown, Ohio                               44503-1203
           ----------------                               ----------
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

                Yes    X                                 No
                     ----                                   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 32,235,733 common shares as of July 31, 1999

                                TABLE OF CONTENTS


                                                                                PAGE
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements  (Unaudited)

              Consolidated Statements of Financial Condition as of
              June 30, 1999 and December 31,1998................................   1

              Consolidated Statements of Income for the Three Months
              and Six Months Ended June 30, 1999 and 1998.......................   2

              Consolidated Statements of Cash Flows for the Six
              Months Ended June 30, 1999 and 1998...............................   3

              Notes to Consolidated Financial Statements .......................   4 - 5

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.....................   6 - 12

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.........   12

PART II. OTHER INFORMATION......................................................   13

Signatures......................................................................   14

EXHIBITS........................................................................   15 - 16


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        UNITED COMMUNITY FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                                             June 30,             December 31,
                                                                                               1999                   1998
                                                                                         ------------------     ---------------
                                                                                                       (In thousands)
ASSETS
Cash and deposits with banks                                                                     $ 13,952            $ 16,733
Federal funds sold and other                                                                       48,542             153,775
                                                                                         ------------------     ---------------
     Total cash and cash equivalents                                                               62,494             170,508
                                                                                         ------------------     ---------------
Investment securities:
  Available for sale (amortized cost of $206,241 and $110,294,
     respectively)                                                                                205,469             110,888
  Held to maturity (fair value of $0 and $5,016, respectively)                                         -                4,993
Mortgage-backed securities:
  Available for sale (amortized cost of $127,592 and $98,357, respectively)                       126,501              98,890
  Held to maturity (fair value of $155,838 and $187,010, respectively)                            155,112             182,999
Loans, net (including allowance for loan losses of $6,446 and $6,398, respectively)               687,474             657,498
Federal Home Loan Bank stock                                                                       12,376              11,958
Premises and equipment                                                                              7,517               7,523
Accrued interest receivable                                                                         8,784               7,259
Real estate owned                                                                                     152                  78
Other assets                                                                                        7,515               4,711
                                                                                         ------------------     ---------------
     TOTAL ASSETS                                                                             $ 1,273,394          $1,257,305
                                                                                         ==================     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                                        $ 781,927           $ 777,583
FHLB Advances                                                                                       5,000                   -
Advance payments by borrowers for taxes and insurance                                               3,756               3,954
Accrued interest payable                                                                              805                 672
Accrued expenses and other liabilities                                                             13,353              10,451
                                                                                         ------------------     ---------------
     TOTAL LIABILITIES                                                                            804,841             792,660
                                                                                         ------------------     ---------------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
Preferred stock-no par value; 1,000,000 shares authorized and unissued                                  -                   -
Common stock-no par value; 499,000,000 shares authorized; 34,715,625
  shares issued; and 32,220,552 outstanding at June 30, 1999                                      342,998             342,840
Retained earnings                                                                                 151,717             146,934
Other comprehensive income                                                                         (1,211)                733
Unearned compensation                                                                             (24,951)            (25,862)
                                                                                         ------------------     ---------------
     TOTAL SHAREHOLDERS' EQUITY                                                                   468,553             464,645
                                                                                         ------------------     ---------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                               $ 1,273,394          $1,257,305
                                                                                         ==================     ===============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED COMMUNITY FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                             Three Months Ended                             Six Months Ended
                                                                  June 30,                                     June 30,
                                                     ----------------------------------            --------------------------------
                                                           1999              1998                       1999              1998
                                                     -----------------   --------------            ---------------    -------------
                                                                (In thousands)                               (In thousands)
INTEREST INCOME
    Loans                                                    $ 13,503         $ 13,232                   $ 26,757          $26,305
    Mortgage-backed securities:
      Available for sale                                        1,699              952                      3,151            1,994
      Held to maturity                                          2,813            4,048                      5,863            8,359
    Investment securities:
      Available for sale                                        2,231              974                      3,907            1,722
      Held to maturity                                              -               79                         78              158
    FHLB stock dividend                                           213              205                        418              404
    Other interest-earning assets                               1,357            1,527                      3,241            1,753
                                                     -----------------   --------------            ---------------    -------------
        Total interest income                                  21,816           21,017                     43,415           40,695
INTEREST EXPENSE
    Interest expense on deposits                                7,488            9,960                     14,995           19,516
    Interest expense on FHLB advance                                3                -                          3                -
                                                     -----------------   --------------            ---------------    -------------
        Total interest expense                                  7,491            9,960                     14,998           19,516
                                                     -----------------   --------------            ---------------    -------------
NET INTEREST INCOME                                            14,325           11,057                     28,417           21,179
PROVISION FOR LOAN LOSS ALLOWANCES                                 25              150                        100              400
                                                     -----------------   --------------            ---------------    -------------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSS ALLOWANCES                                       14,300           10,907                     28,317           20,779
                                                     -----------------   --------------            ---------------    -------------
NONINTEREST INCOME
    Service fees and other charges                                337              300                        610              580
    Net gains (losses):
      Mortgage-backed securities                                   40              240                         40              253
      Other                                                       (10)              (6)                        (9)             (58)
    Other income                                                  137              150                        253              287
                                                     -----------------   --------------            ---------------    -------------
        Total noninterest income                                  504              684                        894            1,062
                                                     -----------------   --------------            ---------------    -------------
NONINTEREST EXPENSES
    Salaries and employee benefits                              4,255            3,564                      8,440            7,145
    Occupancy                                                     337              328                        639              641
    Equipment and data processing                                 662              689                      1,308            1,292
    Deposit insurance premiums                                    114              137                        231              276
    Franchise tax                                                 474              479                        936              958
    Advertising                                                   328              354                        603              609
    Other expenses                                                943              712                      2,070            1,437
                                                     -----------------   --------------            ---------------    -------------
        Total noninterest expenses                              7,113            6,263                     14,227           12,358
                                                     -----------------   --------------            ---------------    -------------
INCOME BEFORE INCOME TAXES                                      7,691            5,328                     14,984            9,483
INCOME TAXES                                                    2,800            1,866                      5,382            3,320
                                                     -----------------   --------------            ---------------    -------------
NET INCOME                                                    $ 4,891          $ 3,462                    $ 9,602           $6,163
                                                     =================   ==============            ===============    =============


EARINGS PER SHARE:
    Basic                                                      $ 0.15              N/A                     $ 0.30              N/A
    Diluted                                                    $ 0.15              N/A                     $ 0.30              N/A
    Average common shares outstanding                      32,198,030              N/A                 32,175,385              N/A


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         UNITED COMMUNITY FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                            Six Months Ended June 30,
                                                                      ---------------------------------------
                                                                           1999                   1998
                                                                      ----------------       ----------------
                                                                                   (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                $ 9,602                $ 6,163
    Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for loan loss allowances                                       100                    400
         Net (gains) losses                                                       (31)                  (195)
         Accretion of discounts and amortization of premiums                     (309)                  (763)
         Depreciation                                                             485                    530
         FHLB stock dividends                                                    (418)                  (404)
         Increase in interest receivable                                       (1,525)                  (726)
         Increase in interest payable                                             132                    706
         Increase in postretirement benefit obligation                            166                    176
         Increase in prepaid and other assets                                  (2,804)                (1,818)
         Increase (decrease) in other liabilities                               3,783                   (139)
         Change in unearned compensation                                        1,069                      -
                                                                      ----------------       ----------------
              Net cash provided by operating activities                        10,250                  3,930
                                                                      ----------------       ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from principal repayments and maturities of:
         Mortgage-backed securities held to maturity                           28,018                 31,644
         Mortgage-backed securities available for sale                         16,178                  7,303
         Investment securities held to maturity                                 5,000
         Investment securities available for sale                               5,000                  2,787
    Proceeds from sale of:
         Mortgage-backed securities available for sale                          4,951                 13,145
         Mortgage-backed securities held to maturity                                -                  2,764
    Purchases of:
         Investment securities available for sale                             (99,634)               (30,489)
         Equity securities available for sale                                  (1,559)
         Mortgage-backed securities available for sale                        (50,532)               (11,959)
         Mortgage-backed securities held to maturity                                                  (8,047)
    Principal collected on loans                                               90,671                 90,717
    Loans originated                                                         (120,285)              (103,492)
    Loans acquired                                                                  -                    (11)
    Proceeds from disposal of real estate owned                                    81                     71
    Purchases of premises and equipment                                          (480)                  (361)
                                                                      ----------------       ----------------
              Net cash used in investing activities                          (122,591)                (5,928)
                                                                      ----------------       ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in Now, Savings and Money Market Accounts                 15,899                675,538
        Net decrease in Certificates of Deposit                               (11,555)               (34,453)
        Net decrease in advance payments by borrowers
          for taxes and insurance                                                (198)                  (252)
        Net increase in Short-term Borrowings                                   5,000                      -
        Dividends paid                                                         (4,819)                     -
                                                                      ----------------       ----------------
              Net cash provided by financing activities                         4,327                640,833
                                                                      ----------------       ----------------
(Decrease) increase in cash and cash equivalents                             (108,014)               638,835
Cash and cash equivalents, beginning of year                                  170,508                 34,497
                                                                      ----------------       ----------------
Cash and cash equivalents, end of period                                     $ 62,494              $ 673,332
                                                                      ================       ================

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest on deposits and borrowings                                    $ 14,865               $ 18,810
      Income taxes                                                              4,572                  3,200
Supplemental schedule of noncash activities:
    Transfers from loans to real estate owned                                     156                    105


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED COMMUNITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION

United Community Financial Corp. was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association, the issuance of Home Savings' stock to United Community and the offer and sale of United Community's common stock. Upon consummation of the conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. See Note 2 for a more detailed description of the Conversion.

The accompanying consolidated financial statements of United Community have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for fair statement of results for the interim periods.

The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, contained in United Community's Form 10-K for the year ended December 31, 1998.

2.   CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

On December 9, 1997, the Board of Directors of Home Savings adopted a Plan of Conversion to convert from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association. The Conversion was accomplished through the formation of United Community in February, 1998, the adoption of an Ohio stock charter, the sale of all of Home Savings' stock to United Community on July 8, 1998 and the issuance of United Community's stock on July 8, 1998.

United Community issued 34,715,625 shares in connection with the Conversion. Gross proceeds from the offering were $347,156,250, which includes the $10 value of the 2,677,250 shares issued to the United Community Financial Corp. Employee Stock Ownership Plan and 1,183,438 shares sold to Home Savings for transfer to the Home Savings Charitable Foundation. Conversion costs amounted to $4.6 million.

Home Savings issued all its outstanding capital stock to United Community in exchange for approximately one-half of the net proceeds from the Conversion. United Community accounted for the purchase in a manner similar to a pooling of interests whereby assets and liabilities of Home Savings maintain their historical cost basis in the consolidated company.

3.   EARNINGS PER COMMON SHARE

Earnings per share has been computed for the three months and six months ended June 30, 1999, based upon weighted average common shares outstanding of 32,198,030 and 32,175,385, respectively. Earnings per share for all prior periods are not presented as there was no common stock issued or outstanding.

4.   COMPREHENSIVE INCOME

United Community's comprehensive income for the three and six months ended June 30, 1999 and 1998 are as follows:


                                                                              Three Months Ended June 30,
                                                                   -------------------------------------------------
                                                                           1999                        1998
                                                                   --------------------        ---------------------
                                                                                    (In thousands)
     Net income                                                          $4,891                       $3,462
     Unrealized holding (losses) gains arising
       during the period, net of tax effect of
       ($808) and ($44), respectively                                    (1,474)                         (82)
     Reclassification adjustment for gains included
       in net income, net of tax effect of ($14) and
       ($23), respectively                                                  (26)                         (42)
                                                                   --------------------        ---------------------
     Comprehensive income                                                $3,391                       $3,338
                                                                   ====================        =====================



                                                                               Six Months Ended June 30,
                                                                   -------------------------------------------------
                                                                           1999                        1998
                                                                   --------------------        ---------------------
                                                                                    (In thousands)
     Net income                                                          $9,602                       $6,163
     Unrealized holding (losses) gains arising
       during the period, net of tax effect of
       ($1,047) and ($10), respectively                                  (1,918)                         (18)
     Reclassification adjustment for gains included in
       net income, net of tax effect of ($14) and ($23),
       respectively                                                         (26)                         (42)
                                                                   --------------------        ---------------------
     Comprehensive income                                                $7,658                       $6,103
                                                                   ====================        =====================


5.   SALE OF HELD TO MATURITY MORTGAGE-BACKED SECURITIES

There were no sales of mortgage-backed securities held to maturity during the six month period ended June 30, 1999. In January 1998, Home Savings sold approximately $114,000 of mortgage-backed securities held to maturity with outstanding balances less than 15% of the principal outstanding since acquisition. A gain of approximately $6,000 was recorded on the sale. In April 1998, Home Savings sold approximately $2.6 million of mortgage-backed securities held to maturity with outstanding balances less than 15% of the principal outstanding at acquisition. A gain of approximately $100,000 was recorded on the sale.

6.   SUBSEQUENT EVENT

As previously announced, United Community has entered into a merger agreement with Butler Wick Corp., whereby Butler Wick will become a wholly-owned subsidiary of United Community. The shareholders of Butler Wick approved the merger at a special meeting of shareholders held on July 14, 1999. The parties anticipate that the merger, which is structured as a pooling of interests, will be completed on or about August 13, 1999. In connection with the merger, United Community will issue up to 1.7 million common shares in exchange for all of the outstanding Butler Wick shares. Butler Wick Corp., an Ohio corporation, is the parent company for three wholly-owned subsidiaries: Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Through these subsidiaries, Butler Wick's business includes investment brokerage, which it has conducted for over 70 years, and a network of integrated financial services including asset management, trust and estate services, public finance and insurance. Butler Wick and its subsidiaries have ten offices throughout northeastern Ohio and western Pennsylvania.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        UNITED COMMUNITY FINANCIAL CORP.


                                                                     At or For the Three             At or For the Six
                                                                        Months Ended                    Months Ended
                                                                          June 30,                         June 30,
                                                              -----------------------------    -----------------------------
SELECTED FINANCIAL RATIOS AND OTHER DATA: (1)                     1999             1998              1999           1998
                                                              --------------   ------------    --------------   ------------
Performance ratios:
   Return on average assets (2)                                    1.54%            1.20%           1.52%            1.12%
   Return on average equity (3)                                    4.17%            9.55%           4.11%            8.57%
   Interest rate spread (4)                                        3.19%            3.53%           3.16%            3.46%
   Net interest margin (5)                                         4.63%            3.98%           4.61%            3.97%
   Noninterest expense to average assets                           2.24%            2.17%           2.25%            2.25%
   Efficiency ratio (6)                                           47.97%           53.34%          48.54%           55.56%
   Average interest-earning assets to average interest-
      bearing liabilities                                        159.67%          112.59%         159.72%          113.96%
Capital ratios:
   Average equity to average assets                               36.93%           12.59%          36.94%           13.07%
   Equity to assets, end of period                                36.80%            8.71%          36.80%            8.71%
   Tangible capital                                               27.00%            8.67%          27.00%            8.67%
   Core capital                                                   27.00%            8.67%          27.00%            8.67%
   Risk-based capital                                             50.42%           21.91%          50.42%           21.91%
Asset quality ratio:
   Nonperforming loans to total loans at end of period (7)         0.80%            1.32%           0.80%            1.32%
   Nonperforming assets to average assets (8)                      0.45%            0.74%           0.45%            0.75%
   Nonperforming assets to total assets at end of period           0.45%            0.51%           0.45%            0.51%
   Allowance for loan losses as a percent of loans                 0.93%            0.95%           0.93%            0.95%
   Allowance for loan losses as a percent of
      nonperforming loans (7)                                    116.84%           72.31%         116.84%           72.31%
   Number of full service offices                                     14               14              14               14
Per share data:
   Basic earnings per share (9)                                     0.15              N/A            0.30              N/A
   Diluted earnings per share (9)                                   0.15              N/A            0.30              N/A
   Book value (10)                                                 14.54              N/A           14.54              N/A


------------------------------------------------------

(1) Ratios for the three and six month periods are annualized where appropriate.
(2)  Net income divided by average total assets.
(3)  Net income divided by average total equity.
(4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(5)  Net interest income as a percentage of average interest-earning assets.
(6) Noninterest expense divided by the sum of net interest income and noninterest income.
(7)  Nonperforming loans consist of nonaccrual loans and restructured loans.
(8) Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.
(9)  Net income divided by average number of shares outstanding.
(10) Equity divided by number of shares outstanding.

    COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

Total assets increased $16.1 million from $1.26 billion at December 31, 1998 to $1.27 billion at June 30, 1999. The primary reason for the increase in total assets was a result of an increase in net loans of $30.0 million and an increase in investment securities of $89.6 million. These increases were partially offset by a decrease in cash and cash equivalents of $108.0 million. Funds from cash and cash equivalents were invested in short-term securities that were designated as available for sale. This enables United Community to take advantage of the current interest rate environment by investing in higher yielding securities while providing a great deal of liquidity and flexibility.

Net loans increased $30.0 million, or 4.6%, to $687.5 million at June 30, 1999 compared to $657.5 million at December 31, 1998. The most significant increases were commercial loans, which increased $24.2 million, and loans secured by one-to four-family residences, which increased $12.7 million.

Funds that are not currently needed for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions are invested at this time in overnight funds, investment securities and mortgage backed securities. Overnight funds decreased $105.3 million, or 68.4%, to $48.5 million at June 30, 1999 from $153.8 million at December 31, 1998. Securities available for sale, which include investment securities and mortgage-backed securities, increased $122.2 million, or 58.2%, since December 31, 1998. Securities held to maturity, which consist of mortgage backed securities, decreased $32.9 million, or 17.5%, since December 31, 1998. Securities available for sale, in conjunction with overnight funds, enable United Community to fully employ excess funds while providing a great deal of liquidity and flexibility as United Community pursues other investment opportunities.

Nonaccrual and restructured loans decreased approximately $1.9 million to $3.8 million at June 30, 1999 from $5.7 million at December 31, 1998. The decrease in nonaccrual and restructured loans is primarily due to decreases in the one-to-four family and the commercial loan categories of nonaccrual or restructured loans. These decreases are due to customers paying loans off combined with fewer new loans being categorized as nonaccrual or restructured. At June 30, 1999, total nonaccrual and restructured loans accounted for 0.80% of net loans receivable, compared to 1.15% at December 31, 1998. Total nonperforming assets were 0.45% of total assets as of June 30, 1999, a decrease of 0.16% from 0.61% as of December 31, 1998.

Total deposits increased $4.3 million from December 31, 1998. Checking accounts increased by $16.1 million to $137.1 million at June 30, 1999 compared to $121.0 million at December 31, 1998, due to a new market rate account that provides for the interest rate to be tiered to the dollar amount maintained in the account. This increase was partially offset by a $11.6 million decrease in certificates of deposits from $431.8 million at December 31, 1998 to $420.2 million at June 30, 1999.

Shareholders' equity increased $4.0 million to $468.6 million at June 30, 1999 from $464.6 million at December 31, 1998, primarily due to year to date earnings which were partially offset by the quarterly dividends of $0.075 per share paid in March and June 1999. Book value per share was $14.54 as of June 30, 1999.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                         JUNE 30, 1999 AND JUNE 30, 1998

NET INCOME. Net Income for the three months ended June 30, 1999 was $4.9 million, or $0.15 per common share. Net income for the comparable period in 1998 was $3.5 million. The increase of $1.4 million, or 41.3%, for the three months ended June 30, 1999, compared to the same period in 1998, was primarily due to an increase in net interest income. United Community's annualized return on average assets and return on average equity were 1.54% and 4.17%, respectively, for the three months ended June 30, 1999. The annualized return on average assets and return on average equity for the comparable period in 1998 were 1.20% and 9.55%, respectively.

NET INTEREST INCOME. Net interest income increased $3.3 million, or 29.6%, for the second quarter of 1999 compared to the second quarter of 1998. Two factors contributed to this increase in net interest income. The first was an increase in interest-earning assets for the three months ended June 30, 1999, compared to the three months ended June 30 1998, due to the stock conversion. The second was a decrease in interest-bearing liabilities, which resulted from the withdrawal of deposits to purchase United Community shares, combined with a reduction in interest rates of the interest-bearing liabilities as a result of the interest rate environment for the second quarter of 1999 compared to the second quarter of 1998. These increases were partially offset by a reduction in interest rates of interest-earning assets.

PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan loss allowances was $25,000 for the second quarter of 1999 as a result of continuing growth of the loan portfolio, compared to the second quarter of 1998 provision of $150,000. The decrease in the provision is attributable to a decrease in nonperforming loans and delinquency rates and an improvement in the local economy. Home Savings' allowance for loan losses totaled $6.4 million at June 30, 1999, which was 0.93% of total loans.

NONINTEREST INCOME. Noninterest income decreased $180,000, or 26.3%, to $504,000 at June 30, 1999 compared to $684,000 at June 30, 1998, primarily due to a $200,000 decrease in the gain on sale of mortgage-backed securities.

NONINTEREST EXPENSE. Total noninterest expense increased $850,000, or 13.6%, to $7.1 million for the three months ended June 30, 1999 from $6.3 million for the three months ended June 30, 1998. The primary reason for the increase is employee compensation expense for the ESOP of approximately $574,000.

FEDERAL INCOME TAXES. The provision for federal income taxes increased $934,000, or 50.1% for the three months ended June 30, 1999, compared to the three months ended June 30, 1998, primarily due to the higher pre-tax income for the second quarter of 1999 compared to the second quarter of 1998.


            COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
                         JUNE 30, 1999 AND JUNE 30, 1998

NET INCOME. Net Income for the six months ended June 30, 1999, was $9.6 million, compared to $6.2 million for the six months ended June 30, 1998. The increase of 55.8%, or $3.4 million, was primarily due to an increase in interest-earning assets and a decrease in interest-bearing liabilities which were offset by an increase in noninterest expense. United Community's annualized return on average assets and return on average equity were 1.52% and 4.11%, respectively, for the six months ended June 30, 1999. The annualized return on average assets and return on average equity for the comparable period in 1998 were 1.12% and 8.57%, respectively.

NET INTEREST INCOME. Net interest income increased $7.2 million, or 34.2%, to $28.4 million for the six months ended June 30, 1999 from $21.2 million for the comparable period in 1998. The increase is attributable to a $2.7 million increase in total interest income and a $4.5 million decline in interest expense. The increase in interest income was due to an increase in interest-earning assets as the average balance of interest-earning assets was $166.5 million higher for the six months ended June 30, 1999 compared to 1998, due to the stock conversion. The decrease in interest expense was due to a decrease in interest-bearing liabilities combined with a reduction in interest rates on the interest-bearing liabilities as a result of the interest rate environment for the first half of 1999 compared to the same period in 1998. The average balance of interest-bearing liabilities was $163.9 million lower for the six months ended June 30, 1999 compared to the first six months of 1998. This decrease was due to the withdrawal of deposits to purchase United Community shares of stock. These increases were partially offset by a reduction in interest rates of interest-earning assets.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $100,000 for the six months ended June 30, 1999, as a result of continuing growth of the loan portfolio, compared to a provision of $400,000 for the six months ended June 30, 1998. The decrease in the provision was due to the same factors previously mentioned.

NONINTEREST INCOME. Noninterest income decreased $168,000, or 15.8%, to $894,000 for the six months ended June 30, 1999, from $1.1 million for the six months ended June 30, 1999. The decrease was primarily due to a decrease in the gains from the sale of mortgage-backed securities from $253,000 for the six months ended June 30, 1998 to $40,000 for the six months ended June 30, 1999. This decrease was partially offset by a decrease in other losses for the six months ended June 30, 1999 compared to the same period in 1998 due to a $52,000 loss recognized in 1998 on the sale of real estate owned.

NONINTEREST EXPENSE. Total noninterest expense increased $1.9 million, or 15.1%, to $14.2 million for the six months ended June 30, 1999 from $12.4 million for the six months ended June 30, 1998. The primary reason for the increase was employee compensation expense for the ESOP of approximately $1.15 million.

FEDERAL INCOME TAXES. The provision for federal income taxes increased $2.1 million, or 62.1%, for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, primarily due to the higher pre-tax income for the six months ended June 30, 1999 compared to the same period in 1998.

                        UNITED COMMUNITY FINANCIAL CORP.
                             AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 1999 and 1998. Average balance calculations were based on daily balances.


                                                                   Three Months Ended June 30,
                                          -------------------------------------------------------------------------------
                                                           1999                                       1998
                                          ---------------------------------------     -----------------------------------
                                            Average       Interest                      Average      Interest
                                          outstanding     earned/     Yield/          Outstanding     earned/    Yield/
                                            balance         Paid       rate             balance        paid       rate
                                          -------------  -----------  -----------     ------------   ----------  --------
                                                                           (In thousands)
Interest-earning assets:
   Net loans (1)                          $  677,037     $ 13,503      7.98 %         $ 638,739     $ 13,232       8.29 %
   Mortgage-backed securities:
     Available for sale                      111,347        1,699      6.10              56,799          952       6.70
     Held to maturity                        161,476        2,813      6.97             228,603        4,048       7.08
   Investment securities:
     Available for sale                      159,358        2,231      5.60              64,135          974       6.07
     Held to maturity                              -            -         -               4,977           79       6.35
   Other interest-earning assets             127,127        1,570      4.94             117,868        1,732       5.88
                                         -------------  -----------  --------       ------------   ----------  --------
       Total interest-earning assets       1,236,345       21,816      7.06           1,111,121       21,017       7.57

Noninterest-earning assets                    32,671                                     41,085
                                         -------------                              ------------
       Total assets                       $1,269,016                                 $1,152,206
                                         =============                              ============

Interest-bearing liabilities:
     Checking and demand accounts         $  126,194          764      2.42            $138,314          747       2.16
     Savings accounts                        224,277        1,384      2.47             342,801        2,240       2.61
     Certificates of deposit                 423,562        5,340      5.04             505,789        6,973       5.51
     FHLB Advances                               275            3      4.36                   -            -          -
                                         -------------  -----------  --------        ------------   ----------  --------
   Total interest-bearing liabilities        774,308        7,491      3.87             986,904        9,960       4.04
                                                        -----------  --------                       ----------  --------
Noninterest-bearing liabilities               26,091                                     20,249
                                         -------------                               ------------
        Total liabilities                    800,399                                  1,007,153

Equity                                       468,617                                    145,053
                                         -------------                               ------------
        Total liabilities and equity      $1,269,016                                 $1,152,206
                                         =============                               ============

   Net interest income and
     interest rate spread                                $ 14,325      3.19 %                      $11,057         3.53 %
                                                        ===========  =========                    ==========    =========
   Net interest margin                                                 4.63 %                                      3.98 %
                                                                     =========                                  =========
Average interest-earning assets to
  Average interest-bearing liabilities                               159.67 %                                    112.59 %
                                                                     =========                                  =========


----------------------------------

(1) Nonaccrual loans are included in the average balance.

                        UNITED COMMUNITY FINANCIAL CORP.
                             AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six month periods ended June 30, 1999 and 1998. Average balance calculations were based on daily balances.


                                                                    Six Months Ended June 30,
                                          ----------------------------------------------------------------------------------
                                                           1999                                       1998
                                          ---------------------------------------     --------------------------------------
                                            Average       Interest                      Average      Interest
                                          outstanding     earned/     Yield/          Outstanding     earned/    Yield/
                                            balance         Paid       rate             balance        paid       rate
                                          -------------  -----------  -----------     ------------   ----------  -----------
                                                                           (In thousands)
Interest-earning assets:
   Net loans (1)                          $  670,683     $ 26,757      7.98   %         $ 635,932     $ 26,305       8.27   %
   Mortgage-backed securities:
     Available for sale                      103,481        3,151      6.09                59,037        1,994       6.76
     Held to maturity                        168,270        5,863      6.97               236,766        8,359       7.06
   Investment securities:
     Available for sale                      138,893        3,907      5.63                56,998        1,722       6.04
     Held to maturity                          2,456           78      6.35                 4,935          158       6.40
   Other interest-earning assets             149,413        3,659      4.90                73,017        2,157       5.91
                                         -------------  -----------  --------          ------------   ----------  --------

       Total interest-earning assets       1,233,196       43,415      7.04             1,066,685       40,695       7.63

Noninterest-earning assets                    32,101                                       33,306
                                         -------------                                 ------------
       Total assets                       $1,265,297                                    $1,099,991
                                         =============                                 ============

Interest-bearing liabilities:
     Checking and demand accounts         $  120,686        1,413      2.34              $129,064        1,413       2.19
     Savings accounts                        224,850        2,760      2.45               294,059        3,879       2.64
     Certificates of deposit                 426,428       10,822      5.08               512,914       14,224       5.55
     FHLB Advances                               138            3      4.35                     -            -          -
                                         -------------  -----------  --------          ------------   ----------  --------
   Total interest-bearing liabilities        772,102       14,998      3.88               936,037       19,516       4.17
                                                        -----------  --------                         ----------  --------

Noninterest-bearing liabilities               25,837                                       20,201
                                         -------------                                 ------------
        Total liabilities                    797,939                                      956,238

Equity                                       467,358                                      143,753
                                         -------------                                 ------------
        Total liabilities and equity      $1,265,297                                   $1,099,991
                                         =============                                 ============

   Net interest income and
      interest rate spread                               $ 28,417      3.16   %                       $21,179        3.46  %
                                                        ===========  ===========                     ==========  ===========
   Net interest margin                                                 4.61   %                                      3.97  %
                                                                     ===========                                 ===========
Average interest-earning assets to
   Average interest-bearing liabilities                              159.72  %                                     113.96  %
                                                                     ===========                                 ===========


----------------------------------

(1) Nonaccrual loans are included in the average balance.

                        UNITED COMMUNITY FINANCIAL CORP.
                              RATE/VOLUME ANALYSIS

     The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected United Community's interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior rate), (ii) changes in rate (change in rate multiplied by prior period volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated in proportion to the changes due to volume and rate:


                                                For the Three Months Ended                       For the Six Months Ended
                                                           June 30,                                        June 30,
                                                        1999 vs. 1998                                   1999 vs. 1998
                                          ----------------------------------------        ----------------------------------------
                                                    Increase                                     Increase
                                               (decrease) due to         Total                (decrease) due to          Total
                                          --------------------------    increase          -------------------------     increase
                                              Rate         Volume      (decrease)             Rate        Volume       (decrease)
                                          -------------  -----------  ------------        ------------  -----------   ------------
                                                       (In thousands)                                  (In thousands)
Interest-earning assets:
  Loans                                         $ (444)        $ 715         $ 271             $ (840)       $1,292          $ 452
  Mortgage-backed securities:
    Available for sale                             (77)          824           747               (174)        1,331          1,157
    Held to maturity                               (65)       (1,170)       (1,235)              (108)       (2,388)        (2,496)
  Investment securities:
    Available for sale                             (70)        1,327         1,257               (110)        2,295          2,185
    Held to maturity                               (40)          (39)          (79)                (1)          (79)           (80)
  Other interest-earning assets                   (319)          157          (162)              (293)        1,795          1,502
                                           ------------  ------------  ------------        -----------  ------------   ------------
    Total interest-earning assets              $(1,015)       $1,814           799            $(1,526)       $4,246          2,720
                                           ============  ============  ------------        ===========  ============   ------------

Interest-bearing liabilities:
  Savings accounts                                (119)         (737)         (856)              (255)         (864)        (1,119)
  Checking accounts                                 62           (45)           17                  -             -              -
  Certificates of deposit                         (563)       (1,070)       (1,633)            (1,139)       (2,263)        (3,402)
  FHLB Advances                                                    3             3                                3              3
                                           ------------  ------------  ------------        -----------  ------------   ------------
    Total interest-bearing liabilities          $ (620)     $ (1,849)       (2,469)           $(1,394)     $ (3,124)        (4,518)
                                           ============  ============  ------------        ===========  ============   ------------
Change in net interest income                                               $3,268                                          $7,238
                                                                       ============                                    ============


YEAR 2000

The approach of the year 2000 (Y2K) has raised concerns about transition into the new century. These concerns center on the capability of computers, computer software programs or computer chips to recognize the century date change. Without remediation, the possibility exists that some computer systems may misinterpret the year "00," expressed in two digits, as 1900 instead of 2000. Such a scenario could expose United Community to business risks resulting from the interruption or shutdown of normal business operations.

To prepare for this transition, United Community initiated a Y2K project plan. In completing this plan, United Community identified potential operational and business risks, assessed systems and equipment, performed and tested all renovations, and implemented Y2K-ready systems. Systems essential to interaction and service with our customers were identified as "mission critical." Most important among those, United Community's core transaction processing system, was made Y2K ready in September 1998.

During the second quarter of 1999, software applications developed internally and by third parties underwent renovation and successful Y2K performance testing. Computer hardware was evaluated for Y2K performance, and installation of targeted replacements were completed. Together, these components form a compatible, Y2K ready information environment throughout United Community.

A contingency plan has been developed in the event that "mission critical" systems are affected by Y2K failures outside of United Community's control. Various "worst case" scenarios have been analyzed; for example, wide spread or prolonged utility and communication outages could result in local disaster officials declaring an emergency and imposing business closures. A more likely scenario would be the occurrence of isolated or intermittent disruptions. For such scenarios, the contingency plan prescribes alternative methods for continued delivery of products and services to our customers. These provisions include controlling cash reserves, manually recording customer account transactions, implementing back-up voice and data communications, reacting to utility interruptions, processing checks externally, ensuring adequate or increased security levels, and maintaining other necessary daily operations. United Community plans to complete development and testing of contingency plans by September 30, 1999.

As of December 31, 1998, United Community incurred costs of approximately $204,000 in preparation for Y2K. For 1999, additional costs are currently estimated to be $214,000, exclusive of internal employee salaries which are not allocated or separately tracked for this project. External costs include upgrading software and hardware, communicating with customers and increasing security. United Community does not expect to incur significant external costs for temporary employees or consulting services to accomplish its Y2K transition.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding Home Savings' market risk was disclosed in United Community's 1998 Annual report under the caption "Asset and Liability Management and Market Risk". No material changes in the methodology or results in the interest rate sensitivity have occurred.

                           PART II. OTHER INFORMATION

                        UNITED COMMUNITY FINANCIAL CORP.

ITEMS 1, 2, 3 AND 5 - NOT APPLICABLE


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29,1999, United Community held its Annual Meeting of
Shareholders. In connection therewith, two matters were submitted to shareholders for a vote. First, shareholders elected five directors by the following votes:


                  Director                    For           Withhold
                  --------                    ---           --------
            Richard M. Barrett             24,804,580        974,826
            Donald J. Varner               24,359,975      1,419,431
            Douglas M. McKay               24,830,970        948,436
            Herbert F. Schuler, Sr.        24,927,817        851,589
            John F. Zimmerman, Jr          24,906,718        872,688


The shareholders also ratified the selection of Deloitte & Touche LLP, certified public accountants, auditors for the 1999 fiscal year by the following vote:


                       For             Against        Abstain
                       ---             -------        -------
                    25,215,100         304,193        260,113


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits


  Exhibit
  Number                            Description
  -------              -----------------------------------------------------
      11               Statement regarding computation of earnings per share
      27               Financial Data Schedule - EDGAR only


b.  Reports on Form 8-K

On April 14, 1999 United Community filed a Form 8-K disclosing operating results for the quarter ended March 30, 1999. A Form 8-K was also filed on April 15, 1999 under item 5, other events, to announce an Agreement and Plan of Merger with Butler Wick Corp.

                        UNITED COMMUNITY FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 UNITED COMMUNITY FINANCIAL CORP.


Date:   August 10, 1999          /s/ Douglas M. McKay
                                 ----------------------------------------------
                                 Douglas M. McKay,  President


Date:   August 10, 1999          /s/ Patrick A. Kelly
                                 ----------------------------------------------
                                 Patrick A. Kelly,  Treasurer