Form 10-Q
period 1999-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 1999-11-15
CIK 707886

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

                         Commission File Number 0-24399

                        UNITED COMMUNITY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

             Ohio                                          34-1856319
-------------------------------                       ----------------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                        Identification Number)

        275 Federal Plaza West
           Youngstown, Ohio                                        44503-1203
----------------------------------------                       ----------------
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

            Yes  X                                 No
               -----                                 -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 35,323,819 common shares as of October 31, 1999

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                                            PAGE

     Item 1.  Financial Statements  (Unaudited)

              Consolidated Statements of Financial Condition as of September 30, 1999 and
              December 31,1998.........................................................................  1

              Consolidated Statements of Income for the Three Months and Nine Months Ended
              September 30, 1999 and 1998..............................................................  2

              Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 1999 and 1998..............................................................  3

              Notes to Consolidated Financial Statements ..............................................  4 - 7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................  8 - 15

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk................................  15

PART II. OTHER INFORMATION.............................................................................  16

Signatures.............................................................................................  17

EXHIBITS...............................................................................................  18 - 19

                                PART I FINANCIAL INFORMATION

ITEM 1. Financial Statements

                              UNITED COMMUNITY FINANCIAL CORP.
                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                         (Unaudited)

                                                                                        September 30,         December 31,
                                                                                            1999                 1998 (1)
                                                                                      ------------------     --------------
                                                                                       (In thousands)
ASSETS
Cash and deposits with banks                                                              $    16,345         $    18,634
Federal funds sold and other                                                                   43,219             153,775
                                                                                          -----------         -----------
     Total cash and cash equivalents                                                           59,564             172,409
                                                                                          -----------         -----------
Investment securities:
  Trading securities                                                                            6,746               2,804
  Available for sale (amortized cost of $196,653 and $110,294,
     respectively)                                                                            197,104             112,200
  Held to maturity (fair value of $0 and $5,016, respectively)                                      -               4,993
Mortgage-backed securities:
  Available for sale (amortized cost of $121,584 and $98,357, respectively)                   120,202              98,890
  Held to maturity (fair value of $144,265 and $187,010, respectively)                        145,128             182,999
Loans, net (including allowance for loan losses of $6,422 and $6,398, respectively)           710,030             657,498
Margin accounts                                                                                33,430              32,200
Federal Home Loan Bank stock                                                                   12,603              11,958
Premises and equipment                                                                          9,193               9,062
Accrued interest receivable                                                                     9,227               7,259
Real estate owned                                                                                 222                  78
Other assets                                                                                    8,208               5,339
                                                                                          -----------         -----------
     TOTAL ASSETS                                                                         $ 1,311,657         $ 1,297,689
                                                                                          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                                  $   777,541         $   777,583
Other borrowed funds                                                                           28,514              26,727
FHLB Advances                                                                                   3,500                   -
Advance payments by borrowers for taxes and insurance                                           2,231               3,954
Accrued interest payable                                                                          786                 672
Accrued expenses and other liabilities                                                        241,604              13,932
                                                                                          -----------         -----------
     TOTAL LIABILITIES                                                                      1,054,176             822,868
                                                                                          -----------         -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock-no par value; 1,000,000 shares authorized and unissued
  at September 30, 1999                                                                             -                   -
Common stock-no par value; 499,000,000 shares authorized; 37,758,166
  shares issued; and 35,308,637 outstanding at September 30, 1999                             136,016             345,872
Retained earnings                                                                             154,281             154,078
Other comprehensive income                                                                     (1,750)                733
Unearned stock compensation                                                                   (31,066)            (25,862)
                                                                                          -----------         -----------
     TOTAL SHAREHOLDERS' EQUITY                                                               257,481             474,821
                                                                                          -----------         -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 1,311,657         $ 1,297,689
                                                                                          ===========         ===========

(1) As restated for the acquisition of Butler Wick. See Note 3 to the consolidated financial statements.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED COMMUNITY FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              For the Three Months Ended                For the Nine Months Ended
                                                                    September 30,                             September 30,
                                                         ------------------------------------       -------------------------------
                                                               1999             1998 (1)                 1999              1998 (1)
                                                         -----------------   ----------------       ----------------    -----------
                                                                    (In thousands)                            (In thousands)
INTEREST INCOME
    Loans                                                     $     13,759      $     13,470       $     40,515       $     39,774
    Mortgage-backed securities:
      Available for sale                                             1,957               912              5,108              2,906
      Held to maturity                                               2,615             3,638              8,479             11,997
    Investment securities:
      Trading                                                           31                37                 99                 97
      Available for sale                                             2,879             1,028              6,786              2,750
      Held to maturity                                                   -                81                 78                238
    Margin accounts                                                    611               411              1,565              1,213
    FHLB stock dividend                                                226               211                645                615
    Other interest-earning assets                                      621             3,873              3,861              5,627
                                                              ------------      ------------       ------------       ------------
        Total interest income                                       22,699            23,661             67,136             65,217
INTEREST EXPENSE
    Interest expense on deposits                                     7,509             8,462             22,504             27,979
    Interest expense on other borrowed funds                           324               195                793                551
    Interest expense on FHLB advance                                    17                 -                 19                  -
                                                              ------------      ------------       ------------       ------------
        Total Interest Expense                                       7,850             8,657             23,316             28,530
                                                              ------------      ------------       ------------       ------------
NET INTEREST INCOME                                                 14,849            15,004             43,820             36,687
PROVISION FOR LOAN LOSS ALLOWANCES                                       -               100                100                500
                                                              ------------      ------------       ------------       ------------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSS ALLOWANCES                                            14,849            14,904             43,720             36,187
                                                              ------------      ------------       ------------       ------------
NONINTEREST INCOME
    Commissions                                                      3,563             4,104             11,891             11,657
    Service fees and other charges                                   1,085             1,111              3,395              3,037
    Underwriting and investment banking                                 40               255                396                489
    Net gains (losses):
      Mortgage-backed securities                                         -                 -                 40                253
      Other                                                             (2)                -                (11)               (58)
    Unrealized gain on trading securities                               21               136                141                149
    Other income                                                       155               498                520                871
                                                              ------------      ------------       ------------       ------------
        Total noninterest income                                     4,862             6,104             16,372             16,398
                                                              ------------      ------------       ------------       ------------
NONINTEREST EXPENSES
    Salaries and employee benefits                                  18,110             7,824             33,803             21,123
    Occupancy                                                          500               522              1,473              1,458
    Equipment and data processing                                    1,234             1,273              3,792              3,687
    Deposit insurance premiums                                         113               135                343                410
    Franchise tax                                                      480               479              1,416              1,438
    Advertising                                                        350               263              1,088                872
    Acquisition expense                                                431                 -                431                  -
    Charitable contribution                                              -            11,835                  -             11,844
    Other expenses                                                   1,351             1,262              4,359              3,922
                                                              ------------      ------------       ------------       ------------
        Total noninterest expenses                                  22,569            23,593             46,705             44,754
                                                              ------------      ------------       ------------       ------------
(LOSS) INCOME BEFORE INCOME TAXES                                   (2,858)           (2,585)            13,387              7,831
INCOME TAXES                                                          (916)             (977)             4,902              2,670
                                                              ------------      ------------       ------------       ------------
NET (LOSS) INCOME                                             $     (1,942)     $     (1,608)      $      8,485       $      5,161
                                                              ============      ============       ============       ============


EARNINGS (LOSS) PER SHARE (2):
    Basic and diluted                                         $      (0.06)     $      (0.05)      $       0.25                N/A
    Average common shares outstanding                           34,045,813        33,768,789         33,934,302                N/A
    Average common and common equivalent shares outstanding     34,398,566        33,768,789         34,053,178                N/A

(1) As restated for the acquisition of Butler Wick. See Note 3 to the consolidated financial statements.

(2) For the purpose of displaying earnings per share, it is assumed the Conversion took place as of July 1, 1998. Earnings per share for all periods are not presented as there was no common stock issued or outstanding.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED COMMUNITY FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended September 30,
                                                                               ---------------------------------------
                                                                                   1999                  1998 (1)
                                                                               ---------------        ----------------
                                                                                            (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Income                                                                     $   8,485       $   5,161
    Adjustments to reconcile net income to net cash
     provided by operating activities:
         Provision for loan loss allowances                                              100             500
         Net (gains) losses                                                              (29)           (195)
         Accretion of discounts and amortization of premiums                            (384)         (1,096)
         Depreciation                                                                  1,006           1,046
         FHLB stock dividends                                                           (645)           (615)
         Increase in trading securities                                               (2,982)           (126)
         Increase in margin accounts                                                 (13,162)         (5,223)
         Increase in accrued  interest receivable                                     (1,968)           (102)
         Increase in prepaid and other assets                                         (2,967)         (4,597)
         Increase (decrease) in accrued interest payable                                 114            (109)
         Increase in post retirement benefit obligation                                  247             239
         Increase in other liabilities                                                 3,799           1,462
         Change in unearned stock compensation                                        11,488             562
         Charitable contribution                                                           -          11,834
                                                                                   ---------       ---------
              Net cash provided by operating activities                                3,102           8,741
                                                                                   ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from principal repayments and maturities of:
         Mortgage-backed securities held to maturity                                  37,861          48,396
         Mortgage-backed securities available for sale                                22,321          13,108
         Investment securities held to maturity                                        5,000               -
         Investment securities available for sale                                     15,000           3,215
    Proceeds from sale of:
         Mortgage-backed securities available for sale                                 4,951          13,145
         Mortgage-backed securities held to maturity                                       -           2,764
    Purchases of:
         Investment securities available for sale                                    (99,634)        (43,889)
         Equity securities available for sale                                         (3,874)              -
         Mortgage-backed securities available for sale                               (50,532)        (32,960)
         Mortgage-backed securities held to maturity                                       -          (8,047)
    Principal collected on loans                                                     137,937         151,021
    Loans originated                                                                (190,005)       (161,766)
    Loans acquired                                                                         -             (11)
    Proceeds from disposal of real estate owned                                          128              71
    Purchases of premises and equipment                                               (1,155)         (1,017)
                                                                                   ---------       ---------
              Net cash used by investing activities                                 (122,002)        (15,970)
                                                                                   ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in now, savings and money market accounts              7,884         (30,503)
        Net decrease in certificates of deposit                                       (7,926)        (86,677)
        Net decrease in advance payments by borrowers
          for taxes and insurance                                                     (1,722)         (1,494)
        Net increase in short-term borrowings                                          3,500               -
        Net increase in other borrowings                                              12,311           4,298
        Net proceeds from the sale or issuance of common shares                            -         303,995
        Dividends paid                                                                (7,457)              -
                                                                                   ---------       ---------
              Net cash provided by financing activities                                6,590         189,619
                                                                                   ---------       ---------
(Decrease) increase in cash and cash equivalents                                    (112,310)        182,390
Cash and cash equivalents, beginning of year                                         171,874          36,404
                                                                                   ---------       ---------
Cash and cash equivalents, end of period                                           $  59,564       $ 218,794
                                                                                   =========       =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
      Interest on deposits and borrowings                                          $  23,193       $  28,638
      Income taxes                                                                     5,724           4,747
Supplemental schedule of noncash activities:
    Transfers from loans to real estate owned                                            276             105
    Accrual for special capital distribution                                         226,549               -

(1) As restated for the acquisition of Butler Wick. See Note 3 to the consolidated financial statements.

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED COMMUNITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion), the issuance of Home Savings' stock to United Community and the offer and sale of United Community's common stock. Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. See Note 2 for a more detailed description of the Conversion. Home Savings has 14 offices located throughout Mahoning, Columbiana and Trumbull Counties in Northeastern Ohio. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. See Note 3 for a more detailed description of the acquisition of Butler Wick.

The accompanying consolidated financial statements of United Community have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for fair statement of results for the interim periods. Financial data for all prior periods have been restated to reflect the third quarter 1999 acquisition of Butler Wick, which was accounted for as a pooling of interests.

The restatement of the three and nine months ended September 30, 1998 on the Consolidated Statements of Income and the Consolidated Statements of Cash Flows, due to the Butler Wick acquisition, was accomplished by combining Butler Wick's three and nine months ended March 31, 1999 financial data with United Community's financial data for the three and nine months ended September 30, 1998, respectively. Butler Wick's June 30, 1999 fiscal year financial information was combined with United Community's calendar year ended December 31, 1998 data to restate the Consolidated Statement of Financial Condition as of December 31, 1998. In 1999, Butler Wick's fiscal year was conformed to United Community's calendar year, resulting in United Community's Consolidated Statements of Income for the nine months ended September 30, 1999 and 1998 to include Butler Wick's operating results for the three months ended March 31, 1999. Butler Wick's summarized operating results for the three months ended March 31, 1999 were as follows:

              Net interest income        $   253,000
              Non-interest income        $ 5,360,000
              Net income                 $   414,000

An adjustment to shareholders' equity removes the effect of including Butler Wick's financial results in both periods.

The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1998, contained in United Community's Form 10-K for the year ended December 31, 1998.

2.       CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

On December 9, 1997, the Board of Directors of Home Savings adopted a Plan of Conversion to convert from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association. The Conversion was accomplished through the formation of United Community in February 1998, the adoption of an Ohio stock charter, the sale of all of Home Savings' stock to United Community on July 8, 1998 and the issuance of United Community's stock on July 8, 1998.

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

3.       ACQUISITION OF BUTLER WICK CORP.

On August 12, 1999, United Community acquired Butler Wick whereby Butler Wick became a wholly-owned subsidiary of United Community. In connection with the acquisition, United Community issued approximately 1.7 million common shares in exchange for all of Butler Wick's outstanding shares. The acquisition was accounted for by the pooling of interests method. Accordingly, the assets, liabilities and shareholders' equity of Butler Wick were recorded on the books of United Community at their values as reported on the books of Butler Wick immediately prior to the consummation of the acquisition by United Community. This presentation required the restatements of prior periods as if the companies had been combined for all years presented. The contributions of Butler Wick to consolidated net interest income, non-interest income and net income for the periods prior to the acquisition were as follows:

                                 Three Months Ended                Nine Months Ended
                               September 30, 1998 (1)           September 30, 1998 (1)
                                   (in thousands)                   (in thousands)
                               ------------------------       --------------------------
Net Interest Income
   United Community                           $ 14,751                         $ 35,929
   Butler Wick                                     253                              758
                                        ---------------                    -------------
      Combined                                $ 15,004                         $ 36,687
                                        ===============                    =============

Total Noninterest Income
   United Community                            $   744                         $  1,807
   Butler Wick                                   5,360                           14,591
                                        ---------------                    -------------
      Combined                                $  6,104                         $ 16,398
                                        ===============                    =============

Net (Loss) Income
   United Community                          $ (2,022)                         $  4,142
   Butler Wick                                     414                            1,019
                                        ---------------                    -------------
      Combined                               $ (1,608)                         $  5,161
                                        ===============                    =============

(1) Includes Butler Wick financial data for the three and nine months ended March 31, 1999, respectively.

Butler Wick is the parent company for three wholly-owned subsidiaries: Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Through these subsidiaries, Butler Wick's business includes investment brokerage services, which it has conducted for over 70 years, and a network of integrated financial services, including asset management, trust and estate services, public finance and insurance. Butler Wick and its subsidiaries have ten offices throughout northeastern Ohio and western Pennsylvania.

4.    COMPREHENSIVE (LOSS) INCOME

United Community's comprehensive (loss) income for the three and nine months ended September 30, 1999 and 1998 are as follows:

                                                                           Three Months Ended September 30,
                                                                  -------------------------------------------------
                                                                           1999                       1998
                                                                  --------------------        ---------------------
                                                                                   (In thousands)
     Net loss                                                          $(1,942)                    $(1,608)
     Unrealized holding (losses) gains arising
       During the period, net of tax effect of
       ($290) and $321, respectively                                      (539)                        595

                                                                  --------------------        ---------------------
     Comprehensive loss                                                $(2,481)                    $(1,013)
                                                                  ====================        =====================

                                                                            Nine Months Ended September 30,
                                                                  -------------------------------------------------
                                                                           1999                       1998
                                                                  --------------------        ---------------------
                                                                                   (In thousands)
     Net income                                                          $8,485                      $5,161
     Unrealized holding (losses) gains arising
       During the period, net of tax effect of
       ($1,337) and $312, respectively                                   (2,457)                        578
     Reclassification adjustment for gains included in
       net income, net of tax effect of ($14) and ($23),
       respectively                                                         (26)                        (42)
                                                                  --------------------        ---------------------

     Comprehensive income                                                $6,002                      $5,697
                                                                  ====================        =====================

5.    SALE OF HELD TO MATURITY MORTGAGE-BACKED SECURITIES

There were no sales of mortgage-backed securities held to maturity during the nine month period ended September 30, 1999. In January 1998, Home Savings sold approximately $114,000 of mortgage-backed securities held to maturity with outstanding balances less than 15% of the principal outstanding since acquisition. A gain of approximately $6,000 was recorded on the sale. In April 1998, Home Savings sold approximately $2.6 million of mortgage-backed securities held to maturity with outstanding balances equal to less than 15% of the principal outstanding at acquisition. A gain of approximately $100,000 was recorded on the sale. There were no sales of mortgaged-backed securities held to maturity during the three month period ended September 30, 1998.

6.    SEGMENT INFORMATION

Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires financial disclosure and descriptive information about reportable operating segments, based on how chief decision makers manage the business. With the acquisition of Butler Wick, United Community now has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and business banking services. Investment advisory services provide an investment brokerage and a network of integrated financial services. Condensed statements of income and selected financial information by operating segment for the three and nine months ended September 30, 1999 and 1998 are as follows:

                      THREE MONTHS ENDED SEPTEMBER 30, 1999

                                    Retail Banking       Investment Advisory Services       Eliminations               Total
                                    --------------       ----------------------------      --------------            --------
Total interest income                 $ 22,539                          $ 653               $ 493                    $ 22,699
Total interest expense                   8,019                            324                 493                       7,850
Net interest income after
   provision for loan loss              14,521                            328                   -                      14,849
Non-interest income                        454                          4,408                   -                       4,862
Non-interest expense                    17,930                          4,639                   -                      22,569
Income (loss) before tax                (2,955)                            97                   -                      (2,858)
Income tax                                (952)                            36                   -                        (916)
Net income (loss)                       (2,003)                            61                   -                      (1,942)

                      THREE MONTHS ENDED SEPTEMBER 30, 1998

                                    Retail Banking       Investment Advisory Services       Eliminations               Total
                                    --------------       ----------------------------      --------------            --------
Total interest income                 $ 24,399                          $ 448              $1,186                    $ 23,661
Total interest expense                   9,648                            195               1,186                       8,657
Net interest income after
   provision for loan loss              14,651                            253                   -                      14,904
Non-interest income                        744                          5,360                   -                       6,104
Non-interest expense                    18,613                          4,980                   -                      23,593
Income (loss) before tax                (3,218)                           633                   -                      (2,585)
Income tax                              (1,196)                           219                   -                        (977)
Net income (loss)                       (2,022)                           414                   -                      (1,608)

                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                    Retail Banking       Investment Advisory Services       Eliminations               Total
                                    --------------       ----------------------------      --------------            --------
Total interest income                 $ 67,047                        $ 1,674              $1,585                    $ 67,136
Total interest expense                  24,109                            792               1,585                      23,316
Net interest income after
   provision for loan loss              42,838                            882                   -                      43,720
Non-interest income                      1,347                         15,025                   -                      16,372
Non-interest expense                    32,156                         14,549                   -                      46,705
Income before tax                       12,029                          1,358                   -                      13,387
Income tax                               4,430                            472                   -                       4,902
Net income                               7,599                            886                   -                       8,485

                      NINE MONTHS ENDED SEPTEMBER  30, 1998

                                    Retail Banking       Investment Advisory Services       Eliminations               Total
                                    --------------       ----------------------------      --------------            --------
Total interest income                 $ 65,093                        $ 1,310              $1,186                    $ 65,217
Total interest expense                  29,165                            551               1,186                      28,530
Net interest income after
   provision for loan loss              35,428                            759                   -                      36,187
Non-interest income                      1,807                         14,591                   -                      16,398
Non-interest expense                    30,970                         13,784                   -                      44,754
Income before tax                        6,265                          1,566                   -                       7,831
Income tax                               2,123                            547                   -                       2,670
Net income                               4,142                          1,019                   -                       5,161

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    UNITED COMMUNITY FINANCIAL CORP.

                                                                      At or For the Three                At or For the Nine
                                                                         Months Ended                       Months Ended
                                                                         September 30,                      September 30,
                                                                 -------------------------------    -------------------------------
SELECTED FINANCIAL RATIOS AND OTHER DATA: (1)                         1999          1998 (11)           1999           1998 (11)
                                                                 ---------------  --------------    --------------   --------------
Performance ratios:
         Return on average assets (2)                                    -0.59%          -0.48%             0.87%            0.57%
         Return on average equity (3)                                    -1.62%          -1.45%             2.37%            2.76%
         Interest rate spread (4)                                         3.20%           3.09%             3.15%            3.31%
         Net interest margin (5)                                          4.65%           4.60%             4.60%            4.21%
         Noninterest expense to average assets                            6.86%           7.05%             4.77%            4.98%
         Efficiency ratio (6)                                           114.50%         111.77%            77.59%           84.31%
         Average interest-earning assets to average interest-
            bearing liabilities                                         159.10%         157.16%           159.35%          127.56%
Capital ratios:
         Average equity to average assets                                36.38%          33.04%            36.59%           20.82%
         Equity to assets, end of period                                 19.63%          36.81%            19.63%           36.81%
         Tangible capital                                                27.71%          12.85%            27.71%           12.85%
         Core capital                                                    27.71%          12.85%            27.71%           12.85%
         Risk-based capital                                              49.77%          27.98%            49.77%           27.98%
Asset quality ratio:
         Nonperforming loans to total loans at end of period (7)          0.75%           1.17%             0.75%            1.17%
         Nonperforming assets to average assets (8)                       0.42%           0.71%             0.43%            0.79%
         Nonperforming assets to total assets at end of period            0.42%           0.74%             0.42%            0.74%
         Allowance for loan losses as a percent of loans                  0.90%           0.96%             0.90%            0.96%
         Allowance for loan losses as a percent of
            nonperforming loans (7)                                     120.31%          82.85%           120.31%           82.85%
Per share data:
         Basic earnings per share (9)                                     (0.06)          (0.05)             0.25              N/A
         Diluted earnings per share (9)                                   (0.06)          (0.05)             0.25              N/A
         Book value (10)                                                   7.29           13.98              7.29              N/A

-------------------------------------------------------------------------

    (1) Ratios for the three and nine month periods are annualized where appropriate.
    (2)      Net income divided by average total assets.
    (3)      Net income divided by average total equity.
    (4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
    (5) Net interest income as a percentage of average interest-earning assets.
    (6) Noninterest expense divided by the sum of net interest income and noninterest income.
    (7) Nonperforming loans consist of nonaccrual loans and restructured loans.
    (8) Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.
    (9)      Net income divided by average number of shares outstanding.
    (10)     Equity divided by number of shares outstanding.
    (11) As restated for the acquisition of Butler Wick. See Note 3 to the consolidated financial statements.

  COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31,
1998

Total assets were $1.3 billion at September 30, 1999, a $14.0 million, or 1.08%, increase compared to December 31, 1998. The primary reason for the increase in total assets was a result of an increase in net loans of $52.5 million and an increase in securities of $67.3 million. These increases were partially offset by a decrease in cash and cash equivalents of $112.8 million. Funds from cash and cash equivalents were invested in short-term securities that were designated as available for sale to enable United Community to take advantage of the current interest rate environment by investing in higher yielding securities while providing a great deal of liquidity and flexibility.

Net loans increased $52.5 million, or 8.0%, to $710.0 million at September 30, 1999 compared to $657.5 million at December 31, 1998. The most significant increases were commercial loans, which increased $36.2 million, or 48.2%, and loans secured by one-to four-family residences, which increased $23.4 million, or 4.5%.

Funds that are not currently needed for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested at this time in overnight funds, investment securities and mortgage-backed securities. Overnight funds decreased $110.6 million, or 71.9%, to $43.2 million at September 30, 1999 from $153.8 million at December 31, 1998. Securities available for sale, which include investment securities and mortgage-backed securities, increased $106.2 million, or 50.3%, since December 31, 1998. Securities held to maturity, which also consist of investment securities and mortgage backed securities, decreased $42.9 million, or 22.8%, since December 31, 1998. Trading securities, which consist of investment securities increased $3.9 million, or 140.6%, to $6.7 million at September 30, 1999. Securities available for sale and trading securities, in conjunction with overnight funds, enable United Community to fully employ excess funds while providing a great deal of liquidity and flexibility as United Community pursues other investment opportunities.

Nonaccrual and restructured loans decreased approximately $2.3 million to $5.3 million at September 30, 1999 from $7.6 million at December 31, 1998. The decrease in nonaccrual and restructured loans is primarily due to decreases in the one-to-four family and the commercial loan categories of nonaccrual or restructured loans. These decreases are due to customers paying loans off, existing loans being reclassified as current and fewer new loans being categorized as nonaccrual or restructured. At September 30, 1999, total nonaccrual and restructured loans accounted for 0.75% of net loans receivable, compared to 1.15% at December 31, 1998. Total nonperforming assets were 0.42% of total assets as of September 30, 1999, a decrease of 0.19% from 0.61% as of December 31, 1998.

Total deposits decreased $42,000 from $777.6 million at December 31, 1998 to $777.5 million at September 30, 1999. Checking accounts increased by $15.3 million to $136.4 million at September 30, 1999 compared to $121.1 million at December 31, 1998, due to a new market rate account that provides for the interest rate to be tiered to the dollar amount maintained in the account. This increase was partially offset by a $7.9 million decrease in certificates of deposits from $431.8 million at December 31, 1998 to $423.9 million at September 30, 1999 and a $7.5 million decrease in savings accounts from $224.7 million at December 31, 1998 to $217.2 million at September 30, 1999.

Accrued expenses and other liabilities increased $227.7 million to $241.6 million at September 30, 1999 compared to $13.9 million at December 31, 1998. This increase is primarily due to a $226.5 million liability related to the $6 per share special capital distribution approved on September 30, 1999. The special distribution, which was charged to common stock, was paid on October 26, 1999.

Shareholders' equity decreased $217.3 million, or 45.8%, to $257.5 million at September 30, 1999 from $474.8 million at December 31, 1998. The primary reason for the decrease was the result of the $6.00 per share special capital distribution previously mentioned. This decrease was partially offset by earnings for the nine months, which were partially offset by quarterly dividends of $0.075 per share paid quarterly in 1999. Book value per share was $7.29 as of September 30, 1999.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NET LOSS. The net loss for the three months ended September 30, 1999 was $1.9 million, or $(0.06) per diluted share. The loss was primarily due to a $6.4 million one-time compensation expense due to the effect of the $6.00 per share special capital distribution in The United Community Financial Corp. Recognition and Retention Plan (RRP) and a $3.3 million compensation expense for the first year of the RRP. Diluted earnings per share for the same quarter would have been $0.07 excluding the compensation expense for the RRP related to the $6.00 per share special capital distribution and the Butler Wick acquisition expense. Net loss for the three months ended September 30, 1998 was $1.6 million, or $(0.05) per diluted share, primarily due to an $11.8 million contribution to The Home Savings and Loan Company Charitable Foundation. United Community's annualized return on average assets and return on average equity were (0.59)% and (1.62)%, respectively, for the three months ended September 30, 1999. The annualized return on average assets and return on average equity for the comparable period in 1998 were (0.48)% and (1.45)%, respectively.

A more direct comparison of operating results is to compare pre-tax core earnings for the two periods. Core earnings are defined as pre-tax earnings adjusted for securities sales transactions, unrealized gains or losses in the trading portfolio and unusual or nonrecurring expense or income items. Core earnings for the three months ended September 30, 1999 were $4.0 million, or $0.07 per diluted share, compared to $9.1 million for the three months ended September 30, 1998. The primary reason for the decrease in core earnings is a $3.8 million increase in salaries and employee benefits primarily due to a $3.3 million expense for the shares awarded in the first year of the RRP program, and a $541,000, or 13.2%, decrease in commission income. The following table summarizes the components of adjusted pre-tax core earnings:

                                                                     Three Months Ended
                                                                       September 30,
                                                     -------------------------------------------------
                                                              1999                       1998
                                                     ---------------------       ---------------------
                                                                       (In thousands)
     Net interest income                                   $14,849                     $15,004
     Provision for loan losses                                   -                         100
     Noninterest income excluding gains and losses           4,843                       5,968
     Noninterest expense                                    15,697                      11,758
                                                      --------------------       ---------------------
        Adjusted pretax core earnings                       $3,995                      $9,114
                                                      ====================       =====================


NET INTEREST INCOME. Net interest income decreased $155,000, or 1.03%, for the third quarter of 1999 to $14.8 million compared to $15.0 million in the third quarter of 1998 as the result of a decrease in the yield on interest-earning assets which was partially offset by the reduction in interest rates of interest-bearing liabilities in conjunction with the decrease in interest-earning liabilities.

PROVISION FOR LOAN LOSSES. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. No provision for loan loss allowance was recorded for the third quarter of 1999, compared to a provision of $100,000 for the third quarter of 1998. The decrease in the provision is attributable to a decrease in nonperforming loans and delinquency rates and an improvement in the local economy. Home Savings' allowance for loan losses totaled $6.4 million at September 30, 1999, which was 0.90% of total loans.

NONINTEREST INCOME. Noninterest income decreased $1.2 million, or 20.4%, to $4.9 million at September 30, 1999 compared to $6.1 million at September 30, 1998, primarily due to a decrease in commissions of $541,000, a decrease in other income of $343,000 and a decrease in underwriting and investment banking of $215,000.

NONINTEREST EXPENSE. Total noninterest expense decreased $1.0 million, or 4.3%, to $22.6 million for the three months ended September 30, 1999 from $23.6 million for the three months ended September 30, 1998. The $11.8 million in charitable contributions for the three months ended September 30, 1998 was a one-time donation to The Home Savings and Loan Charitable Foundation. The $10.2 million increase in salaries and employee benefits for the third quarter of 1999 compared to the third quarter of 1998, was primarily due to the $6.4 million expense for the $6.00 per share special capital distribution paid on the RRP shares and a $3.3 million compensation expense for the first year of the RRP. As of September 30, 1999 United Community has awarded approximately 20% of the 1,342,334 shares granted to eligible individuals. The remaining 80% of the shares granted will be awarded over the next four years. Expenses for the year 2000 issue are included in equipment and data processing. The expenses were approximately $412,000 for the year ended December 31, 1998 and $278,000 for the nine months ended September 30, 1999.

FEDERAL INCOME TAXES. The provision for federal income taxes decreased $61,000, or 6.2% for the three months ended September 30, 1999, compared to the three months ended September 30, 1998, primarily due to the lower pre-tax income for the third quarter of 1999 compared to the third quarter of 1998.

            COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

NET INCOME. Net income for the nine months ended September 30, 1999, was $8.5 million, compared to $5.2 million for the nine months ended September 30, 1998. The increase of 64.4%, or $3.3 million, was primarily due to an increase in interest-earning assets and a decrease in interest-bearing liabilities which were offset by an increase in noninterest expense. United Community's annualized return on average assets and return on average equity were 0.87% and 2.37%, respectively, for the nine months ended September 30, 1999 compared to 0.57% and 2.76%, respectively, for the nine months ended September 30, 1998.

Core earnings, as defined above, for the nine months ended September 30, 1999 were $20.1 million, or $0.38 per diluted share, compared to $19.3 million in the prior year period. The following table summarizes the components of adjusted pre-tax core earnings:

                                                                          Nine Months Ended
                                                                           September 30,
                                                         -------------------------------------------------
                                                                  1999                       1998
                                                         ---------------------       ---------------------
                                                                           (In thousands)
     Net interest income                                       $43,820                     $36,687
     Provision for loan losses                                     100                         500
     Noninterest income excluding gains and losses              16,202                      16,054
     Noninterest expense                                        39,831                      32,910
                                                          --------------------       ---------------------
        Adjusted pretax core earnings                          $20,091                     $19,331
                                                          ====================       =====================

NET INTEREST INCOME. Net interest income increased $7.1 million, or 19.4%, to $43.8 million for the nine months ended September 30, 1999 from $36.7 million for the comparable period in 1998. The increase is attributable to a $1.9 million increase in total interest income and a $5.2 million decline in interest expense. The increase in interest income was due to an increase in interest-earning assets as the average balance of interest-earning assets was $107.8 million higher for the nine months ended September 30, 1999 compared to 1998, due to the Conversion. The decrease in interest expense was due to a decrease in interest-bearing liabilities combined with a reduction in interest rates on the interest-bearing liabilities as a result of the interest rate environment for the first three quarters of 1999 compared to the same period in 1998. The average balance of interest-bearing liabilities was $114.1 million lower for the nine months ended September 30, 1999 compared to the first nine months of 1998 due to the withdrawal of deposits to purchase United Community shares of stock. These increases were partially offset by a reduction in interest rates of interest-earning assets.

PROVISION FOR LOAN LOSSES. The provision for loan losses was $100,000 for the nine months ended September 30, 1999, as a result of continuing growth of the loan portfolio, compared to a provision of $500,000 for the nine months ended September 30, 1998. The decrease in the provision was due to the same factors previously mentioned.

NONINTEREST INCOME. Noninterest income decreased $26,000, or 0.2%, to $16.37 million for the nine months ended September 30, 1999, from $16.40 million for the nine months ended September 30, 1998. The decrease was primarily due to a $213,000 decrease in the gains from the sale of mortgage-backed securities and a $351,000 decrease in other income. These decreases were partially offset by a $234,000 increase in commissions and service fees and other charges.

NONINTEREST EXPENSE. Total noninterest expense increased $1.9 million, or 4.4%, to $46.7 million for the nine months ended September 30, 1999 from $44.8 million for the nine months ended September 30, 1998. The primary reasons for the increase were employee compensation expense of $6.4 million for the $6.00 per share special capital distribution, $3.3 million for the first years' RRP expense, and an increase in ESOP expense of approximately $1.1 million due to the ESOP being in effect for the entire nine months as of September 30, 1999 versus the three months for the comparable period in 1998. These increases were partially offset by an $11.8 million decrease in charitable contributions due to the one-time contribution to The Home Savings and Loan Charitable Foundation in 1998.

FEDERAL INCOME TAXES. The provision for federal income taxes increased $2.2 million, or 83.6%, for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, primarily due to the higher pre-tax income for the nine months ended September 30, 1999 compared to the same period in 1998.

                        UNITED COMMUNITY FINANCIAL CORP.
                             AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 1999 and 1998. Average balance calculations were based on daily balances.

                                                               Three Months Ended September 30,
                                         ----------------------------------------------------------------------------------
                                                           1999                                      1998
                                         ---------------------------------------    ---------------------------------------
                                            Average       Interest                     Average      Interest
                                          outstanding     earned/     Yield/         Outstanding     earned/    Yield/
                                            balance         Paid       rate            balance        paid       rate
                                         -------------  ----------- ------------    ------------   ----------  ------------
                                                                            (In thousands)
Interest-earning assets:
   Net loans (1)                          $  698,462     $ 13,759      7.88   %      $ 645,962     $ 13,470       8.34   %
   Mortgage-backed securities:
     Available for sale                      123,957        1,957      6.32             54,691          912       6.67
     Held to maturity                        150,369        2,615      6.96            208,908        3,638       6.97
   Investment securities:
     Trading                                   4,702           31      2.64              5,338           37       2.02
     Available for sale                      203,852        2,879      5.65             68,440        1,028       6.01
     Held to maturity                              -            -         -              4,983           81       6.42
   Margin accounts                            33,063          611      7.39             24,156          411       6.97
   Other interest-earning assets              63,075          847      5.37            290,938        4,084       5.62
                                          -------------  -----------  --------       ------------   ----------  --------

       Total interest-earning assets       1,277,480       22,699      7.11          1,303,416       23,661       7.26

Noninterest-earning assets                    37,806                                    35,577
                                          -------------                              ------------
       Total assets                       $1,315,286                                 $1,338,993
                                          =============                              ============

Interest-bearing liabilities:
     Checking and demand accounts         $  134,129          837      2.50           $122,463          645       2.11
     Savings accounts                        221,934        1,386      2.50            245,154        1,811       2.95
     Certificates of deposit                 418,177        5,286      5.06            442,321        6,007       5.43
     Other borrowed funds                     27,515          324      4.71             19,425          195       4.02
     FHLB Advances                             1,179           17      5.43                  -            -          -
                                          -------------  -----------  --------       ------------   ----------  --------

   Total interest-bearing liabilities        802,934        7,850      3.91            829,363        8,658       4.18
                                                         -----------  --------                      ----------  --------

Noninterest-bearing liabilities               33,883                                    67,269
                                          -------------                              ------------

        Total liabilities                    836,817                                   896,632

Equity                                       478,469                                   442,361
                                          -------------                              ------------

        Total liabilities and equity      $1,315,286                                 $1,338,993
                                          =============                              ============

   Net interest income and
     interest rate spread                                $ 14,849      3.20   %                     $15,003       3.09  %
                                                         =========== ===========                    ==========  ===========
   Net interest margin                                                 4.65   %                                   4.60  %
                                                                     ===========                                ===========
Average interest-earning assets to
  Average interest-bearing liabilities                                159.10  %                                 157.16  %
                                                                     ===========                                ===========

----------------------------------
(1)      Nonaccrual loans are included in the average balance.

                        UNITED COMMUNITY FINANCIAL CORP.
                             AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine month periods ended September 30, 1999 and 1998. Average balance calculations were based on daily balances.

                                                                    Nine Months Ended September 30,
                                         ----------------------------------------------------------------------------------
                                                           1999                                      1998
                                         ---------------------------------------    ---------------------------------------
                                            Average       Interest                     Average      Interest
                                          outstanding     earned/     Yield/         Outstanding     earned/    Yield/
                                            balance         Paid       rate            balance        paid       rate
                                         --------------  ----------- -----------    -------------   ----------  -----------
                                                                            (In thousands)
Interest-earning assets:
   Net loans (1)                          $  680,045     $ 40,515      7.94   %      $ 639,312     $ 39,774       8.30   %
   Mortgage-backed securities:
     Available for sale                      110,381        5,108      6.17             57,682        2,906       6.72
     Held to maturity                        162,238        8,479      6.97            227,268       11,997       7.04
   Investment securities:
     Trading                                   4,083           99      3.23              3,648           97       2.41
     Available for sale                      160,920        6,786      5.62             60,950        2,750       6.02
     Held to maturity                          1,629           78      6.38              4,861          238       6.53
   Margin accounts                            29,157        1,565      7.16             20,968        1,213       7.91
   Other interest-earning assets             121,327        4,506      4.95            147,272        6,242       5.65
                                          -------------  -----------  --------       ------------   ----------  --------

       Total interest-earning assets       1,269,780       67,136      7.05          1,161,961       65,217       7.48

Noninterest-earning assets                    35,713                                    35,583
                                          -------------                              ------------
       Total assets                       $1,305,493                                 $1,197,544
                                          =============                              ============

Interest-bearing liabilities:
     Checking and demand accounts         $  125,216        2,250      2.40           $126,847        2,058       2.16
     Savings accounts                        223,867        4,147      2.47            278,674        5,690       2.72
     Certificates of deposit                 423,647       16,107      5.07            489,132       20,231       5.51
    Other borrowed funds                      23,635          793      4.47             16,286          551       4.51
     FHLB Advances                               489           19      5.18                  -            -          -
                                          -------------  -----------  --------       ------------   ----------  --------

   Total interest-bearing liabilities        796,854       23,316      3.90            910,939       28,530       4.18
                                                         -----------  --------                      ----------  --------

Noninterest-bearing liabilities               31,024                                    37,240
                                          -------------                              ------------

        Total liabilities                    827,878                                   948,179

Equity                                       477,615                                   249,365
                                          -------------                              ------------

        Total liabilities and equity      $1,305,493                                 $1,197,544
                                          =============                              ============

   Net interest income and
      interest rate spread                               $ 43,820      3.15   %                     $ 36,687      3.31  %
                                                         =========== ===========                    ==========  ===========
   Net interest margin                                                 4.60   %                                   4.21  %
                                                                     ===========                                ===========
Average interest-earning assets to
   Average interest-bearing liabilities                               159.35  %                                 127.56  %
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

                                                 For the Three Months Ended                      For the Nine Months Ended
                                                       September 30,                                    September 30,
                                                       1999 vs. 1998                                    1999 vs. 1998
                                           ---------------------------------------        ----------------------------------------
                                                   Increase                                      Increase
                                               (decrease) due to          Total             (decrease) due to             Total
                                           --------------------------   increase          -------------------------     increase
                                              Rate         Volume      (decrease)             Rate        Volume       (decrease)
                                           ------------  ------------ ------------        -----------  ------------   ------------
                                                      (In thousands)                                 (In thousands)
Interest-earning assets:
  Loans                                         $ (616)        $ 905         $289            $(1,472)       $2,213          $ 741
  Mortgage-backed securities:
    Available for sale                             (46)        1,091        1,045               (216)        2,418          2,202
    Held to maturity                                (5)       (1,018)      (1,023)              (118)       (3,400)        (3,518)
  Investment securities:
    Trading                                         (2)           (4)          (6)                (6)            8              2
    Available for sale                             (58)        1,909        1,851               (168)        4,204          4,036
    Held to maturity                               (41)          (40)         (81)                (5)         (155)          (160)
  Margin accounts                                   38           162          200                (80)          432            352
  Other interest-earning assets                   (155)       (3,082)      (3,237)              (716)       (1,020)        (1,736)
                                           ------------  ------------ ------------        -----------  ------------   ------------

    Total interest-earning assets               $ (885)        $ (77)        (962)           $(2,781)       $4,700          1,919
                                           ============  ============ ============        ===========  ============   ============

Interest-bearing liabilities:
  Savings accounts                              $ (264)       $ (161)       $(425)            $ (494)     $ (1,049)      $ (1,543)
  Checking accounts                                127            65          192                218           (26)           192
  Certificates of deposit                         (402)         (318)        (720)            (1,552)       (2,572)        (4,124)
  Other borrowed funds                              38            91          129                 (5)          247            242
  FHLB advances                                     17             -           17                 19             -             19
                                           ------------  ------------ ------------        -----------  ------------   ------------

    Total interest-bearing liabilities          $ (484)       $ (323)        (807)           $(1,814)     $ (3,400)        (5,214)
                                           ============  ============ ============        ===========  ============   ============

Change in net interest income                                               $(155)                                         $7,133
                                                                      ============                                    ============

YEAR 2000

The approach of the year 2000 (Y2K) has raised concerns about transition into the new century. These concerns center on the capabilities of computers, computer software programs or computer chips to recognize the century date change. Without remediation, the possibility exists that some computer systems may misinterpret the year "00," expressed in two digits, as 1900 instead of 2000. Under such a scenario, the potential for interruption or shutdown of normal business operations could result in exposure to business risk for United Community and its subsidiaries, Home Savings and Butler Wick.

To prepare for this transition, each operating subsidiary of United Community initiated a Y2K project plan. During the third quarter acquisition of Butler Wick, a review of its Y2K readiness ascertained that appropriate technical and industry standards were adopted in its Y2K project plan. In completing its plans, each subsidiary identified potential operational and business risks, assessed systems and equipment, performed and tested all renovations, and implemented Y2K-ready systems. Risks associated with Y2K preparedness have been identified and analyzed for major customers and vendors. At this time, there appears to be no significant risks with these groups, however, these will continue to be monitored throughout 1999.

All systems essential to interaction and service with customers have been identified as "mission critical." Both Home Savings and Butler Wick use third-party providers to support their mission critical systems. Most important among those are the core transaction processing systems. These systems have been completely renovated and tested for Y2K performance, and have been fully integrated into daily live operations since September 1998. Software applications developed internally and by third parties were completely renovated and successfully tested by June 30, 1999. All mission critical equipment was evaluated for Y2K performance, upgraded or replaced as needed, and successfully tested by September 30, 1999. Together, all of these components form a Y2K-ready information environment currently operating in both subsidiaries.

In the event that Y2K failures outside of our control disrupt mission critical systems, contingency plans have been developed and validated. A range of such failure scenarios, from isolated or intermittent to wide spread or prolonged, has been modeled and the resulting impacts predicted. For each scenario, contingency plans have been documented with appropriate alternative operating procedures such as manual systems, partnership arrangements with other companies or providers, or emergency off-site operations. Testing of these contingency plans and employee training in their implementation will continue throughout 1999.

In preparation for year 2000, Home Savings has incurred costs of approximately $204,000 during 1998, and $251,000 during 1999. In addition, Butler Wick has invested $374,000 over the same two-year period to upgrade its internal data processing systems in order to enhance client service as well as to prepare for Y2K. These figures reflect the costs of hardware and software purchases, third party development and testing, internal compliance testing and training, employee and customer communications, and security enhancements. They do not necessarily include the allocation of all internal resources and employee salaries utilized for this project. United Community and its subsidiaries do not expect to incur further significant external costs in order to complete Y2K preparations.

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

ITEMS 1, 3 AND 5 - NOT APPLICABLE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

United Community issued 1,700,207 shares to acquire all of the outstanding shares of Butler Wick. United Community issued 19.11 shares for each of Butler Wick's outstanding shares per the acquisition agreement. During the quarter, United Community also issued and granted 1,342,334 shares to eligible individuals for The United Community Recognition and Retention Plan. These individuals received approximately 20% of these shares in the first year. The remaining 80% of the shares granted will be awarded over the next four years.

On September 30, 1999, United Community's Board of Directors approved a special capital distribution of $6.00 per share, which was paid on October 26, 1999.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 12, 1999, United Community held a Special Meeting of Shareholders. In connection therewith, two matters were submitted to shareholders for a vote. The United Community Financial Corp. Long-Term Incentive Plan and the United Community Financial Corp. Recognition and Retention Plan were approved by the following votes:

                       Plan                        For          Against       Abstain
                       ----                        ---          -------       -------
       Long-Term Incentive Plan                 14,404,058      5,062,477     521,665
       Retention and Recognition Plan           14,947,002      4,484,752     556,447

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits

                Exhibit
                Number                                   Description
                ------                                   -----------
                  11                   Statement regarding computation of earnings per share
                  27                   Financial Data Schedule - EDGAR only
                  27.1                 Restated Financial Data Schedule - EDGAR only

b.  Reports on Form 8-K

On July 14, 1999 United Community filed a Form 8-K disclosing operating results for the quarter ended June 30, 1999.

                        UNITED COMMUNITY FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            UNITED COMMUNITY FINANCIAL CORP.



Date:         November 10, 1999             /s/ Douglas M. McKay
                                            ----------------------------------
                                            Douglas M. McKay, President


Date:         November 10, 1999             /s/ Patrick A. Kelly
                                            ----------------------------------
                                            Patrick A. Kelly, Treasurer