Form 10-K
period 1999-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2000-03-29
CIK 707886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

/ X / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 1999

                                       OR

/   /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from______________to___________________

                        Commission File Number: 0-024399

                        UNITED COMMUNITY FINANCIAL CORP.
          ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                      34-1856319
   ----------------------------------               ------------------------
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                  Identification Number)


                 275 Federal Plaza West, Youngstown, Ohio 44503
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (330) 742-0500
                                                ------------------

           Securities registered pursuant to Section 12(b) of the Act:

           None                                      None
     ------------------          ---------------------------------------------
      (Title of Class)             (Name of each exchange on which registered)


           Securities registered pursuant to Section 12(g) of the Act:

                      Common shares, no par value per share
                    -----------------------------------------
                                (Title of Class)

        Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
Yes / X /   No /   /

        Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / X /

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sale of March 24, 2000, was $223.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

        As of March 6, 2000 there were 37,756,582 of the Registrant's Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Portions of 1999 Annual Report to Shareholders
Part III of Form 10-K - Portions of Proxy Statement for the 2000 Annual Meeting of Shareholders

                                TABLE OF CONTENTS

Item
Number                                                                                                   Page
------                                                                                                   ----
                                        PART I
 1.       Description of Business
            General---------------------------------------------------------------------------------------1
            Discussion of Forward-Looking Statements------------------------------------------------------1
            Lending Activities----------------------------------------------------------------------------2
            Investment Activities-------------------------------------------------------------------------12
            Sources of Funds------------------------------------------------------------------------------16
            Competition-----------------------------------------------------------------------------------19
            Employees-------------------------------------------------------------------------------------19
            Year 2000 Considerations----------------------------------------------------------------------19
            Regulation------------------------------------------------------------------------------------19
 2.       Description of Property-------------------------------------------------------------------------21
 3.       Legal Proceedings-------------------------------------------------------------------------------22
 4.       Submission of Matters to a Vote of Security Holders---------------------------------------------22

                                  PART II

 5.       Market for Registrant's Common Equity and Related Shareholder Matters---------------------------23
 6.       Selected Financial Data-------------------------------------------------------------------------23
 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations-----------23
 7A.      Quantitative and Qualitative Disclosures About Market Risk--------------------------------------23
 8.       Financial Statements and Supplemental Data------------------------------------------------------23
 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure------------23

                                 PART III

 10.      Directors and Executive Officers of the Registrant----------------------------------------------24
 11.      Executive Compensation--------------------------------------------------------------------------24
 12.      Security Ownership of Certain Beneficial Owners and Management----------------------------------24
 13.      Certain Relationships and Related Transactions--------------------------------------------------24

                                  PART IV

 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K---------------------------------24

Signatures------------------------------------------------------------------------------------------------26
Exhibit Index---------------------------------------------------------------------------------------------27


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                     GENERAL

         United Community Financial Corp. (United Community) was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) issued upon the conversion of Home Savings from a mutual savings association to a permanent capital stock savings association (Conversion). The Conversion was completed on July 8, 1998. On August 12, 1999, Butler Wick Corp. (Butler Wick) became a wholly-owned subsidiary of United Community.

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

         As a savings and loan holding company, United Community is subject to regulation, supervision and examination by the OTS, the Division and the Securities and Exchange Commission (SEC). United Community's primary activity is holding the common stock of Home Savings and Butler Wick. Consequently, the following discussion focuses primarily on the business of Home Savings and Butler Wick.

         Home Savings conducts business from its main office located in Youngstown, Ohio and 13 full-service branches, located in the Northern Ohio communities of Austintown, Boardman, Canfield, Columbiana, East Palestine, Liberty, Lisbon, Niles, Poland, Salem and Struthers. The principal business of Home Savings is the origination of mortgage loans on one- to four-family residential real estate located in Home Savings' primary market area, which consists of northern Columbiana County, Mahoning County and southern Trumbull County. Home Savings also originates loans secured by nonresidential real estate. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans, including home equity loans, education loans, loans secured by savings accounts, motor vehicles, boats and recreational vehicles and unsecured loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments discussed in the investment section. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans and maturities of securities.

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

         Butler Wick is the parent company for three wholly-owned subsidiaries: Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Butler Wick conducts business from its main office located in Youngstown, Ohio, seven offices located in the Northern Ohio communities of Alliance, Cleveland, Canfield, Kent, Warren, Canton, and Salem and two offices in the Western Pennsylvania communities of Franklin and Sharon. Butler Wick primarily sells common and preferred stocks, but also offers an array of government, corporate and municipal bonds, unit trusts, mutual funds, IRA's, money market accounts and certificates of deposit. Butler Wick also offers investments in precious metals and a full line of life insurance and annuity products, personal and corporate financial planning, estate planning, pension and profit sharing.

                    DISCUSSION OF FORWARD-LOOKING STATEMENTS

         When used in this Form 10-K or in future filings by United Community with the Securities and Exchange Commission, in United Community's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in United Community's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings' market area, demand for investments in Butler Wick's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above could affect United Community's financial performance and could cause United Community's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         United Community does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of Home Savings' loan portfolio at the dates indicated:

                                                               At December 31,
                                  -------------------------------------------------------------------------
                                          1999                    1998                       1997
                                  ----------------------  ------------------------  -----------------------
                                             Percent of               Percent of                Percent of
                                    Amount   Total loans    Amount    Total loans     Amount    Total loans
                                  --------  ------------  ---------  -------------  ---------  -----------
                                                            (Dollars in thousands)

Real estate loans:
 Permanent
   One- to four-family             $546,888    70.92%     $516,767       73.84%     $489,677     74.19%
   Multifamily                        7,838     1.02         8,172        1.17         8,944      1.36
   Nonresidential                    28,701     3.72        31,308        4.47        33,479      5.07
   Land                                 299     0.04           190        0.03           285      0.04
                                   ---------  --------   ----------   ---------    ----------  --------
     Total permanent                583,726    75.70       556,437       79.51       532,385     80.66

 Construction loans:
   One- to four-family               27,486     3.57        25,691        3.67        24,044      3.64
   Multifamily and nonresidential     1,637     0.21           833        0.12           325      0.05
                                   ---------  --------   ----------   ---------    ----------  --------
     Total construction              29,123     3.78        26,524        3.79        24,369      3.69
                                   ---------  --------   ----------   ---------    ----------  --------

Total real estate loans             612,849    79.48       582,961       83.30       556,754     84.35

Consumer loans
 Home equity                         19,151     2.48        18,321        2.62        17,097      2.59
 Auto                                 1,130     0.15         1,603        0.23         2,457      0.37
 Education                            3,860     0.50         3,993        0.57         3,479      0.53
 Other (1)                           18,998     2.46        17,856        2.55        20,355      3.08
                                   ---------  --------   ----------   ---------    ----------  --------
  Total consumer                     43,139     5.59        41,773        5.97        43,388      6.57

Commercial loans                    115,108    14.93        75,085       10.73        59,897      9.08
                                   ---------  --------   ----------   ---------    ----------  --------

Total loans                         771,096   100.00%      699,819      100.00%      660,039    100.00%
                                              =======                 =========                =========

Less net items                       48,009                 42,321                    26,803
                                   ---------             ----------                ----------

   Total loans, net                $723,087               $657,498                  $633,236
                                   =========             ==========                ==========





                                  -----------------------------------------------------
                                            1996                        1995
                                  -----------------------------------------------------
                                                Percent of                  Percent of
                                    Amount      Total loans      Amount     Total loans
                                  -----------------------------------------------------

Real estate loans:
 Permanent
   One- to four-family              $482,089       75.23%       $428,213     75.39%
   Multifamily                         8,778        1.37          16,042       2.82
   Nonresidential                     35,315        5.51          36,845       6.48
   Land                                  195        0.03           1,280       0.23
                                   ----------    ---------     ----------   ---------
     Total permanent                 526,377       82.14         482,380      84.92

 Construction loans:
   One- to four-family                27,610        4.31          19,804       3.49
   Multifamily and nonresidential        490        0.08             597       0.11
                                   ----------    ---------     ----------   ---------
     Total construction               28,100        4.39          20,401       3.60
                                   ----------    ---------     ----------   ---------

Total real estate loans              554,477       86.53         502,781      88.52

Consumer loans
 Home equity                          14,581        2.28          11,439       2.01
 Auto                                  3,486        0.54           4,582       0.81
 Education                             2,701        0.42           2,788       0.49
 Other (1)                            18,837        2.94          17,384       3.06
                                   ----------    ---------     ----------   ---------
  Total consumer                      39,605        6.18          36,193       6.37

Commercial loans                      46,742        7.29          29,043       5.11
                                   ----------    ---------     ----------   ---------

Total loans                          640,824      100.00%        568,017     100.00%
                                                 =========                  =========

Less net items                        23,901                      21,328
                                   ----------                  ----------

   Total loans, net                 $616,923                    $546,689
                                   ==========                  ==========


--------------------------

(1) Consists of overdraft protection loans and loans to individuals secured by demand accounts, deposits, automobiles, boats and one- to four-family residences.

         LOAN MATURITY. The following table sets forth certain information as of December 31, 1999, regarding the dollar amount of loans maturing in Home Savings' portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings' consent. The table does not include the effects of possible prepayments or scheduled repayments.

                                              Principal repayments contractually due in the years ended December 31,
                                    ---------------------------------------------------------------------------------------
                                                                        2003 -      2005 -    2010 -    2015 and
                                      2000       2001       2002        2004        2009      2014      thereafter    Total
                                      ----       ----      ------    ---------     ------    ------     ----------    -----
                                                                      (In thousands)
Residential real estate loans(1)    $35,895    $29,183    $30,101     $62,204    $158,865   $116,131    $150,306    $582,685
Nonresidential real estate loans      1,839      3,567      2,122       4,676      10,085      5,373       2,502      30,164
Commercial loans                     36,883     13,116     10,011      12,399      20,198     14,241       8,260     115,108
Consumer loans                        5,346      4,772      3,897       5,186      21,201      1,736       1,001      43,139
                                      -----      -----      -----       -----      ------      -----       -----      ------
    Total                           $79,963    $50,638    $46,131     $84,465    $210,349   $137,481    $162,069    $771,096
                                    =======    =======    =======     =======    ========   ========    ========    ========

-------------------

(1) Includes permanent and construction loans for one- to four-family and multi-family properties and land loans.

         The next table sets forth the dollar amount of all loans due after December 31, 2000, which have fixed or adjustable interest rates:

                                        Due after December 31, 2000
                                       -----------------------------
                                              (In thousands)
        Fixed rate of interest                   $545,995
        Adjustable rate of interest               145,138
                                                ----------
                                                 $691,133
                                                ==========

         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of Home Savings is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family homes, located within Home Savings' primary market area. At December 31, 1999, Home Savings' one- to four-family residential real estate loans totaled approximately $546.9 million, or 70.9% of total loans. At December 31, 1999, $2.9 million, or 0.5%, of Home Savings' one-to four-family loans were nonperforming.

         OTS regulations and Ohio law limit the amount which Home Savings may lend in relationship to the appraised value of the real estate and improvements which will secure the loan at the time of loan origination. In accordance with such regulations, Home Savings makes loans on one- to four-family residences of up to 97% of the value of the real estate and improvements thereon (LTV), although the majority of such loans have LTVs of 80% or less. Loans on single-family, owner-occupied residences located in low-to-moderate income census track locations are granted up to a 97% LTV, although Home Savings requires private mortgage insurance on the portion of the principal amount that exceeds 85% of the appraised value of the property securing the loan.

         Home Savings currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans (ARMs) for terms of up to 30 years. Although Home Savings' loan portfolio includes a significant amount of 30-year fixed-rate loans, most loans currently originated by Home Savings are 15-year fixed-rate loans. The interest rate adjustment periods on ARMs are typically one or three years. The maximum interest rate adjustment on most of the ARMs is 2.0% on any adjustment date and a total of 6.0% over the life of the loan. The interest rate adjustments on one-year and three-year ARMs presently offered by Home Savings are indexed to the weekly average rate on the one-year and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin, to the index. Home Savings does not offer ARMs to borrowers on one- to four-family residences with LTVs of 95%.

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

         At December 31, 1999, loans secured by multifamily properties totaled approximately $7.8 million, or 1.0% of total loans. The largest loan had a principal balance of $1.4 million.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Home Savings originates loans secured by nonresidential real estate. Home Savings' nonresidential real estate loans have adjustable rates, terms of up to 25 years and generally LTVs of up to 80%. Among the properties securing Home Savings' nonresidential real estate loans are shopping centers, hotels, motels and freezer warehouses. The majority of such properties are located within Home Savings' primary lending area. Home Savings has been involved for over 20 years in freezer warehouse financing through a Youngstown area real estate developer who specializes in the construction of freezer facilities.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation. At December 31, 1999, Home Savings' largest loan secured by nonresidential real estate had a balance of $7.2 million and was performing according to its terms.

         At December 31, 1999, approximately $28.7 million, or 3.7%, of Home Savings' total loans were secured by mortgages on nonresidential real estate.

         CONSTRUCTION LOANS. Home Savings makes loans for the construction of one- to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a speculative (unsold) basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only at a fixed rate. Construction loans for one- to four-family residences have LTVs of up to 85%, and construction loans for commercial, multifamily and nonresidential properties have LTVs of up to 75%, with the value of the land included as part of the owner's equity. At December 31, 1999, Home Savings had approximately $29.1 million, or 3.8% of its total loans, invested in construction loans, including $27.5 million in one- to four-family residential construction and approximately $173,000 in multifamily construction loans. No commercial construction loans were outstanding at that date.

         Approximately 50% of Home Savings' construction loans to builders are made for homes to which the builder does not have a contract with a buyer. Home Savings, however, generally limits speculative loans to builders with whom Home Savings has a long-standing relationship and limits the number of outstanding loans on unsold homes under construction within a specific area.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. Loan funds are advanced upon the security of the project under construction. In the event a default on a construction loan occurs and foreclosure follows, Home Savings must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

         Home Savings also originates a limited number of loans secured by vacant land for the construction of single-family houses. Home Savings' land loans are generally fixed-rate loans for terms up to five years and require a LTV of 75% or less. At December 31, 1999, approximately $299,000, or 0.04%, of Home Savings' total loans were secured by land loans made to individuals intending to construct and occupy single-family residences on the properties.

         COMMERCIAL LOANS. Home Savings makes commercial loans to businesses in its primary market area, including traditional lines of credit, revolving lines of credit, term loans and acquisition and development loans. The LTV ratios for commercial loans depend upon the nature of the underlying collateral, but generally commercial loans are made with LTVs of 50 to 75% and have adjustable interest rates. Lines of credit and revolving credits are generally priced on a floating rate basis, which is tied to the prime rate or U.S. Treasury bill rate. Term and time loans are usually adjustable, but can have fixed rates of interest and terms from one to five years.

         At December 31, 1999, Home Savings had approximately $115.1 million, or 14.9% of total loans, invested in commercial loans. The majority of these loans are secured by a security interest in inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings also originates unsecured commercial loans including lines of credit for periods of less than 12 months, short-term loans and, occasionally, term loans for periods of up to 36 months. These loans are underwritten based on the creditworthiness of the borrowers and the guarantors. As a result of the addition of experienced loan personnel and the implementation of enhanced underwriting procedures, Home Savings intends to increase its unsecured commercial loan volume in the future.

         Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

         CONSUMER LOANS. Home Savings originates various types of consumer credit loans, including home equity loans, education loans, loans secured by savings accounts, vehicle loans and unsecured loans. Consumer loans are made at fixed and adjustable rates of interest and for varying terms based on the type of loan. Consumer loans secured by a deposit or savings account are made for up to 90% of the principal balance of the account and generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

         For new automobiles, loans are originated for up to 90% of the value of the car with terms of up to five years, and for used automobiles, loans are made for up to the average value of the car model and a term of four years. All automobile loans are originated directly by Home Savings. At December 31, 1999, automobile loans amounted to $1.1 million, or 0.2%, of Home Savings' consumer loan portfolio.

         Home Savings makes closed-end home equity loans in an amount, which when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans are typically secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable and fixed rates of interest. Fixed-rate home equity loans have terms of ten years but can be called after five years. Rate adjustments on adjustable home equity loans are determined by adding a 3.0% margin for loans on one- to four-family residences of up to 80% LTV or by adding a 4.0% margin for loans on one- to four-family residences of up to 90% LTV to the one-year U.S. Treasury index. At December 31, 1999, approximately $19.2 million, or 2.5%, of Home Savings' consumer loan portfolio consisted of home equity loans.

         Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment, and other adverse economic conditions. Although Home Savings has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

         At December 31, 1999, Home Savings had approximately $43.1 million, or 5.6% of its total loans, invested in consumer loans. Home Savings anticipates a moderate increase in its consumer loan portfolio in the future as a result of increased cross-selling efforts to existing customers.

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

         Each of Home Savings' 14 offices has loan personnel who can accept loan applications, which are then forwarded to Home Savings' Underwriting Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by one of Home Savings' in-house licensed appraisers or an approved fee appraiser. For certain large nonresidential real estate loans, the appraisal will be conducted by an outside fee appraiser whose report is reviewed by Home Savings' chief appraiser. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review to the appropriate persons. Commercial, residential and nonresidential real estate loans up to $1.0 million may be approved by an authorized loan officer or executive officer. All loans of $1.0 million or more require approval by two executive officers and a majority of the Board of Directors.

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

         Home Savings has not sold any loans during the years ended December 31, 1999, 1998 and 1997. The following table presents Home Savings' total loan origination and repayment activity for the years indicated:

                                                   Year ended December 31,
                                              ----------------------------------
                                                1999         1998         1997
                                              --------     --------     --------
                                                        (In thousands)
Loans originated:
  Real estate:
    Permanent:
      One- to four-family                     $113,651     $140,344     $ 68,303
      Multifamily                                   63            -            -
      Nonresidential                               292          340          218
      Land                                         750          810            -
                                               --------     --------    --------
        Total permanent                        114,756      141,494       68,521

    Construction:
      One- to four-family                       28,695       28,226       25,440
      Multifamily                                  340          180        1,390
                                               --------     --------    --------
        Total construction                      29,035       28,406       26,830
                                               --------     --------    --------
        Total real estate loans originated     143,791      169,900       95,351

  Consumer                                      15,631       15,535       17,038
  Commercial                                    85,454       44,050       20,968
                                              --------     --------     --------
        Total loans originated                 244,876      229,485      133,357

Loans purchased                                      -           11          116
                                              --------     --------     --------
Total loans originated and purchased           244,876      229,496      133,473
Principal repayments                           179,906      205,791      119,120
                                              --------     --------     --------
Net increase in loans                         $ 64,970     $ 23,705     $ 14,353
                                              ========     ========     ========

         At December 31, 1999, Home Savings had $18.5 million of outstanding commitments to originate loans and $42.6 million available to borrowers under consumer and commercial lines of credit. At December 31, 1999, Home Savings had $11.6 million in undisbursed funds related to construction loans in process.

         LOAN ORIGINATION AND OTHER FEES. Home Savings realizes loan origination fees and other fee income from its lending activities. A fee of 2.0% of the loan amount, up to $1,000, is charged for fixed-rate residential real estate loans and Home Savings charges an origination fee of 2.0% of the loan amount, up to $850, for adjustable-rate residential real estate loans. Loan origination fees for nonresidential real estate loans and commercial loans are negotiated on an individual basis. In addition, Home Savings realizes income from late payment charges and fees for other miscellaneous services.

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

         LOANS TO ONE BORROWER LIMITS. OTS regulations generally limit the aggregate amount that Home Savings may lend to any one borrower to an amount equal to 15.0% of Home Savings' unimpaired capital and unimpaired surplus (Lending Limit Capital). A savings association may lend to one borrower an additional amount not to exceed 10.0% of Home Savings' Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated.

         Based on such limits, Home Savings could lend approximately $49.0 million to one borrower at December 31, 1999. The largest amount Home Savings had outstanding to one borrower at December 31, 1999, was $9.9 million, which consisted of three loans secured by a first mortgage on freezer warehouses. At December 31, 1999, this loan was performing in accordance with its terms.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. Home Savings attempts to maintain a high level of asset quality through sound underwriting policies and aggressive collection practices.

         At the beginning of each month, the Collections Department of Home Savings receives a report on all delinquent loans. When a loan payment has not been made by the fifteenth of the month, a late notice is sent and a penalty of five percent of the payment due is assessed. Once a loan is 60 days delinquent, a second notice is sent and the Collections Department contacts the borrower by telephone. The Collections Department will generally continue to attempt to bring the loan current through telephone calls or personal visits until the loan has been delinquent 90 to 120 days. If the loan has not been brought current by the 120th day, a member of the Collections Department will present the loan to Home Savings' Pre-Foreclosure Committee which meets weekly. If the Pre-Foreclosure Committee agrees to recommend the commencement of foreclosure proceedings, the loan is presented to the Executive Committee of the Board of Home Savings (Executive Committee) which normally refers the loan to Home Savings' in-house legal staff. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding balance in relation to the original indebtedness, the extent of the delinquency, the borrower's ability and willingness to cooperate in curing the delinquency and any environmental issues that may need to be addressed.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                           At December 31,
                                   ----------------------------------------------------------------
                                              1999                              1998
                                   -----------------------------    -------------------------------
                                                      Percent of                         Percent of
                                                        total                              total
                                   Number    Amount     loans       Number     Amount      loans
                                   ------    ------    -------      ------     ------     -------
                                                        (Dollars in thousands)
Loans delinquent for:

     30-59 days                     284     $10,775     1.49%         232     $ 8,236     1.25%
     60-89 days                      93       3,298      .46           89       2,462     0.37
     90 days or over                156       3,615      .50          189       5,729     0.87
                                   ----     -------     ----        -----     -------     ----
       Total delinquent loans       533     $17,688     2.45%         510     $16,427     2.49%
                                   ====     =======     ====        =====     =======     ====

         Nonperforming assets include nonaccruing loans, restructured loans, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures and repossessed assets.

         Loans are reviewed through monthly reports to the Board and weekly reports to senior management and are placed on nonaccrual status when collection in full is considered doubtful by management. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments would be applied to principal.

         The following table sets forth information with respect to Home Savings' nonperforming loans and other assets at the dates indicated:

                                                                          At December 31,
                                                         ---------------------------------------------------
                                                          1999       1998       1997       1996       1995
                                                         ------     ------     ------     ------     ------
                                                                       (Dollars in thousands)
Nonperforming loans:
  Nonaccrual loans
    Real estate loans:
      One- to four-family                                $ 2,923    $ 3,655    $ 5,540    $ 5,343    $ 3,542
      Multifamily and nonresidential                          82        378        649        704      1,082
      Construction (net of loans in process) and land        272        233        769        491          7
                                                         -------    -------    -------    -------    -------
        Total real estate loans                            3,277      4,266      6,958      6,538      4,631
    Consumer                                                 132        317        404        517        298
    Commercial                                               206      1,146      2,129      2,059        260
                                                         -------    -------    -------    -------    -------
        Total nonaccrual loans                             3,615      5,729      9,491      9,114      5,189
  Restructured real estate loans                             317      1,832        644        698        891
                                                         -------    -------    -------    -------    -------
        Total nonperforming loans                          3,932      7,561     10,135      9,812      6,080
Real estate acquired through foreclosure and other
   repossessed assets                                        157         78         55         29         46
                                                         -------    -------    -------    -------    -------
        Total nonperforming assets                       $ 4,089    $ 7,639    $10,190    $ 9,841    $ 6,126
                                                         =======    =======    =======    =======    =======
Nonperforming loans as a percent of loans                   0.54%      1.15%      1.60%      1.59%      1.11%
Nonperforming assets as a percent of total assets           0.30       0.59       0.95       0.90       0.56
Allowance for loan losses as a percent of
   nonperforming loans                                    164.86      84.62      59.02      51.37      84.18
Allowance for loan losses as a percent of total loans
   before allowance                                         0.88       0.96       0.94       0.81       0.93

         For 1999, approximately $335,000 in interest income would have been recorded had nonaccruing and restructured loans been accruing pursuant to contractual terms. During 1999 interest collected on such loans and included in net income was approximately $174,000.

         Nonaccrual and restructured loans decreased approximately $3.5 million to $4.1 million at December 31, 1999, from $7.6 million at December 31, 1998. Nonaccrual one- to four-family mortgage loans and commercial loans decreased $732,000 and $940,000, respectively. The reduction of the one- to four-family loans was due to a number of loans becoming current on their payments. The reduction in nonaccrual commercial loans was the result of one loan being reclassified as restructured. The reduction in restructured real estate loans is primarily due to a $1.3 million loan being reclassified as not restructured. At December 31, 1999, total nonaccrual and restructured loans accounted for 0.54% of net loans receivable, compared to 1.15% at December 31, 1998. Total nonperforming assets were 0.30% of total assets as of December 31, 1999, a decrease of 0.29% from 0.59% as of December 31, 1998.

         Real estate acquired in settlement of loans is classified separately on the balance sheet at fair value as of the date of acquisition. After foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 1999, the carrying value of real estate acquired in settlement of loans was $157,000, and consisted of three single-family properties.

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

         Home Savings classifies its commercial loans on a periodic basis, not less often than annually, according to a nine-level risk rating system that includes, in addition to the "substandard," "doubtful" and "loss," categories discussed above, further classifications of "prime," "good," "satisfactory," "fair," "watch" and "uncertain."

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

         The aggregate amounts of Home Savings' classified assets at the dates indicated were as follows:

                                                     At December 31,
                                                  ---------------------
                                                   1999          1998
                                                  ------        ------
                                                     (In thousands)
                Classified assets:
                  Substandard                     $4,323        $8,034
                  Doubtful                             -             -
                  Loss                               148            95
                                                  ------        ------
                   Total classified assets        $4,471        $8,129
                                                  ======        ======

         Home Savings analyzes each classified asset quarterly to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of, and the reasons for, any delinquency, the use of the real estate securing the loan, the financial condition of the borrower, and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly.

         Home Savings establishes a general allowance for loan losses for any loan classified as special mention, substandard or doubtful. If an asset, or portion thereof, is classified as loss, Home Savings establishes a specific allowance for loss in the amount of 100% of the portion of the asset classified loss or charges off the portion of any real estate loan deemed to be uncollectible.

                  ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management's determination of the adequacy of the allowance is based upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio and current economic conditions. Consequently, these estimates are particularly susceptible to changes that could result in a material adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

         In determining the adequacy of the allowance for loan loss, management reviews and evaluates on a quarterly basis the necessity of a reserve for individual loans classified by management. The specifically allocated reserve for a classified loan is determined based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to Home Savings. Once a review is completed, the need for a specific reserve is determined by the Home Savings Asset Classification Committee and allocated to the loan. Other loans not specifically reviewed by management are evaluated using the historical charge-off experience ratio calculated by type of loan. The historical charge-off experience ratio factors into account the homogeneous nature of the loans, the geographical lending areas involved, regulatory examination findings, specific grading systems applied and any other known factors which may impact the ratios used. Specific reserves on individual loans and historical ratios are reviewed quarterly and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends or actual principal charge-off. When evaluating the adequacy of the allowance for loan losses, consideration is given to geographic concentration and the closely associated effect changing economic conditions have on Home Savings.

         The following table sets forth an analysis of Home Savings' allowance for loan losses for the periods indicated:

                                                                          Year ended December 31,
                                                         ---------------------------------------------------
                                                          1999       1998       1997       1996       1995
                                                         ------     ------     ------     ------     ------
                                                                       (Dollars in thousands)
Balance at beginning of period                           $ 6,398    $ 5,982    $ 5,040    $ 5,118    $ 5,111

Provision for (recovery of) loan loss allowances             100        650     (1,546)         -          -
Charge-offs:
   Real estate                                               (60)       (47)      (403)       (28)      (373)
   Consumer                                                  (65)       (72)       (43)       (57)       (21)
   Commercial                                                  -       (151)         -          -          -
                                                         -------    -------    -------    -------    -------
     Total charge-offs                                      (125)      (270)      (446)       (85)      (394)
                                                         -------    -------    -------    -------    -------
Recoveries:
   Real estate                                                21         25      2,930          4        365
   Consumer                                                    9         10          4          3         10
   Commercial                                                  2          1          -          -         26
                                                         -------    -------    -------    -------    -------
     Total recoveries                                         32         36      2,934          7        401
                                                         -------    -------    -------    -------    -------
Net recoveries (charge-offs)                                 (93)      (234)     2,488        (78)         7
                                                         -------    -------    -------    -------    -------
Balance at end of year                                   $ 6,405    $ 6,398    $ 5,982    $ 5,040    $ 5,118
                                                         =======    =======    =======    =======    =======
Ratio of net recoveries (charge-offs)
   to average net loans                                    (0.01)%    (0.04)%     0.40%     (0.01)%     0.00%

Ratio of net recoveries  (charge-offs) to
   provision for (recovery of) loan loss
   allowances                                             (93.00)%   (36.00)%   160.93%       N/A        N/A

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

                                                                    At December 31,
                   -----------------------------------------------------------------------------------------------------------------
                         1999                   1998                   1997                   1996                   1995
                   -----------------------------------------------------------------------------------------------------------------
                           Percent of             Percent of             Percent of             Percent of             Percent of
                          loans in each          loans in each          loans in each          loans in each          loans in each
                             category               category               category               category               category
                   Amount to total loans  Amount to total loans  Amount to total loans  Amount to total loans  Amount to total loans
                   ------ --------------  ------ --------------  ------ --------------  ------ --------------  ------ --------------
                                                            (Dollars in thousands)
Real estate loans  $4,182     79.48%      $4,220     83.30%      $4,242     84.35%      $4,561     86.53%      $4,585     88.52%
Consumer loans        555      5.59          611      5.97          673      6.57          322      6.18          376      6.37
Commercial loans    1,668     14.93        1,567     10.73        1,067      9.08          157      7.29          157      5.11
                   ------    ------       ------    ------       ------    ------       ------    ------       ------    ------
      Total        $6,405    100.00%      $6,398    100.00%      $5,982    100.00%      $5,040    100.00%      $5,118    100.00%
                   ======    ======       ======    ======       ======    ======       ======    ======       ======    ======

                              INVESTMENT ACTIVITIES

         GENERAL. Investment and mortgage related securities are classified upon acquisition as available for sale, held to maturity, or trading. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss, net of taxes, reflected as a component of retained earnings. Securities classified as held to maturity are carried at amortized cost. Securities classified as trading are carried at estimated fair value with the unrealized holding gain or loss reflected as a component of income. Home Savings recognizes premiums and discounts in interest income over the period to maturity by the level yield method and realized gains or losses on the sale of debt securities based on the amortized cost of the specific securities sold.

         HOME SAVINGS INVESTMENT ACTIVITY. Federal regulations and Ohio law permit Home Savings to invest in various types of investment securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage related-securities, and certain other specified investments. The Board has adopted an investment policy which authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), Government National Mortgage Association (GNMA), and collateralized mortgage obligations
(CMOs) issued or sponsored by FNMA and FHLMC, as well as private issuers, investment-grade municipal obligations, creditworthy, unrated securities issued by municipalities in which an office of Home Savings is located, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers' acceptances, federal funds and money market funds . Home Savings' investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety. The investment activities of Home Savings are supervised by Home Savings' Investment Committee and investment purchases are monitored weekly by the Executive Committee.

         Home Savings maintains a significant portfolio of mortgage-backed securities and CMOs. Mortgage -backed securities are sponsored by FNMA, GNMA and FHLMC. Mortgage-backed securities generally entitle Home Savings to receive a portion of the cash flows from an identified pool of mortgages. GNMA securities, FNMA securities and a majority of Home Savings' FHLMC securities are guaranteed by the issuing agency as to timely payment of principal and interest. The balance of Home Savings' FHLMC securities are guaranteed as to timely payment of interest and eventual payment of principal. The CMOs, which are rated the highest credit quality by a nationally recognized rating agency, are a type of debt security issued by a special-purpose entity that aggregrates pools of mortgages and mortgage-related securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into tranches or classes which have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages, as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. In contrast to mortgage-backed securities from which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-related securities resulting from unexpected prepayment activity.

         Home Savings is exposed to prepayment risk and reinvestment risk to the extent that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Mortgage related securities enable Home Savings to generate positive interest rate spreads with minimal administrative expense and reduce credit risk due to either guarantees provided by the issuer or the high credit rating by the rating agency. Mortgage related securities classified as available for sale also provide Home Savings with an additional source of liquid funds. Home Savings also invests in short maturity, medium-term corporate notes of investment grade. The notes, which include debentures and collateralized notes, generally provide a spread above the risk-free rate afforded by comparable maturity U.S. Treasury securities.

         BUTLER WICK INVESTMENT ACTIVITIES. Butler Wick holds securities in three subsidiaries, Butler Wick & Co Inc., Butler Wick Trust Company (Ohio) and Butler Wick Trust Company (Pennsylvania). Butler Wick & Co., Inc. invests in municipal securities and to a lesser extent government agency securities for sale to clients. These securities are held as available for sale. Butler Wick & Co., Inc does not make markets in equity securities.

         In order to qualify as a fiduciary in both the State of Ohio and in the Commonwealth of Pennsylvania, Butler Wick Trust Company deposited United States Government obligations having a principal value of $100,000 with the Federal Reserve Bank for each state of incorporation. In addition to these deposits, U.S. Government obligations are owned by Butler Wick Trust Company (OH). All of these securities are classified as held to maturity.

         UNITED COMMUNITY INVESTMENT ACTIVITIES. Funds maintained by United Community for general corporate purposes, including possible acquisitions, are invested in investment grade corporate notes, federally-sponsored corporate obligations, and equity securities. In addition, United Community invests in Eurodollars, which is a short-term investment. These types of investments provide a great deal of liquidity and flexibility.

The following table sets forth the amortized cost and fair value of United Community's consolidated available for sale and held to maturity investment securities, FHLB stock, and mortgage-related securities at the dates indicated.

                                                                          At December 31
                                          ------------------------------------------------------------------------------
                                                           1999                                     1998
                                          -------------------------------------    -------------------------------------
                                          Amortized    % of     Fair      % of     Amortized    % of     Fair      % of
                                             Cost     Total     Value    Total       Cost      Total     Value    Total
                                          ---------  -------  --------  -------    ---------  -------  --------  -------
                                                                      (Dollars in thousands)
Available for sale:
  Short-term investments:
    Federal funds                         $ 58,118    11.33%  $ 58,118   11.48%    $ 12,798     2.27%  $ 12,798    2.25%
    Money market funds                      22,224     4.33     22,224    4.39        5,002     0.89      5,002    0.88
    Eurodollars                                129     0.03        129    0.03      133,813    23.74    133,813   23.52
    Other                                      215     0.04        215    0.04        2,162     0.38      2,162    0.38
  FHLB stock                                12,825     2.50     12,825    2.53       11,958     2.12     11,958    2.10
  Equity investments                         1,864     0.36      1,715    0.34        1,312     0.24      1,312    0.23
  Investment securities:
    U.S. Treasury obligations               10,026     1.96     10,024    1.98       15,045     2.67     15,376    2.70
    U.S. Government agency obligations      47,879     9.34     47,316    9.35       13,000     2.31     13,060    2.30
    Corporate notes                        102,341    19.96    101,444   20.05       82,249    14.59     82,452   14.49
    Tax exempt municipal bonds               1,405     0.27      1,405    0.28            -        -          -       -
  Mortgage-backed securities:
    FHLMC                                   24,992     4.87     24,667    4.87       38,732     6.87     39,450    6.94
    FNMA                                    23,920     4.66     22,869    4.52       19,691     3.49     19,811    3.48
    Private issues                             439     0.09        429    0.08        2,106     0.37      2,029    0.36
  Collateralized mortgage obligations:
    FNMA                                    26,350     5.14     25,832    5.10       13,075     2.32     13,046    2.29
    Private issues                          40,868     7.98     39,762    7.86       24,753     4.39     24,554    4.32
                                          --------    ------   -------  ------     --------   ------   --------  ------
      Total available for sale             373,595    72.86    368,974   72.90      375,696    66.65    376,823   66.24
                                          --------    ------   -------  ------     --------   ------   --------  ------

Held to maturity:
  Investment securities:
    U.S. Treasury obligations                1,091     0.21      1,098    0.22        4,993     0.89      5,016    0.88
  Mortgage-backed securities:
    GNMA                                     5,191     1.02      5,262    1.04        7,057     1.25      7,413    1.31
    FHLMC                                   87,245    17.01     85,604   16.92      114,208    20.26    116,443   20.47
    FNMA                                    45,643     8.90     45,127    8.92       61,734    10.95     63,154   11.10
                                          --------    ------   -------  ------     --------   ------   --------  ------
      Total held to maturity               139,170    27.14    137,091   27.10      187,992    33.35    192,026   33.76
                                          --------    ------   -------  ------     --------   ------   --------  ------

      Total investment portfolio          $512,765   100.00%  $506,065  100.00%    $563,688   100.00%  $568,849  100.00%
                                          ========   =======  ========  =======    ========   =======  ========  =======

                                                     At December 31
                                          ------------------------------------
                                                          1997
                                          ------------------------------------
                                          Amortized    % of     Fair      % of
                                            Cost      Total     Value    Total
                                          ---------  -------  --------  ------
                                                 (Dollars in thousands)
Available for sale:
  Short-term investments:
    Federal funds                         $ 19,879     5.22%  $ 19,879    5.15%
    Money market funds                           -        -          -       -
    Eurodollars                                  -        -          -       -
    Other                                        -        -          -       -
  FHLB stock                                11,136     2.92     11,136    2.88
  Equity investments                           148     0.04        143    0.04
  Investment securities:
    U.S. Treasury obligations               20,072     5.27     20,224    5.24
    U.S. Government agency obligations       5,000     1.31      5,038    1.30
    Corporate notes                         14,019     3.68     14,140    3.66
    Tax exempt municipal bonds                   -        -          -       -
  Mortgage-backed securities:
    FHLMC                                   54,039    14.19     54,827   14.20
    FNMA                                     5,265     1.38      5,345    1.38
    Private issues                           2,322     0.61      2,244    0.58
  Collateralized mortgage obligations:
    FNMA                                         -        -          -       -
    Private issues                               -        -          -       -
                                          --------   ------   --------  ------
      Total available for sale             131,880    34.62    132,976   34.43
                                          --------   ------   --------  ------
Held to maturity:
  Investment securities:
    U.S. Treasury obligations                5,168     1.36      5,213    1.35
  Mortgage-backed securities:
    GNMA                                     9,077     2.38      9,492    2.46
    FHLMC                                  156,988    41.22    158,939   41.16
    FNMA                                    77,783    20.42     79,555   20.60
                                          --------   ------   --------  ------
      Total held to maturity               249,016    65.38    253,199   65.57
                                          --------   ------   --------  ------

      Total investment portfolio          $380,896   100.00%  $386,175  100.00%
                                          ========   =======  ========  =======

         The maturities of United Community's consolidated available for sale and held to maturity investment securities at December 31, 1999, excluding FHLB stock, and equity securities, are indicated in the following table:

                                                       At December 31, 1999
                                      ------------------------------------------------------------
                                                        After one through
                                    One year or less       five years                 Total
                                   ------------------  ------------------  ---------------------------
                                   Amortized  Average  Amortized  Average  Amortized   Fair     Average
                                      cost     yield      cost     Yield      cost     value     Yield
                                   ---------  -------  ---------  -------  ---------   -----    -------
                                                             (Dollars in thousands)
Short-term investments:
  Federal funds                     $58,118     5.31%         -         -   $ 58,118  $ 58,118    5.31%
  Eurodollars                           129     5.28          -         -        129       129    5.28
  Money market funds                 22,224     4.87          -         -     22,224    22,224    4.87
  Liquid cash                           215     5.24          -         -        215       215    5.24
                                    -------     ----                        --------  --------    -----
    Total short-term investments    $80,686     5.19          -         -   $ 80,686  $ 80,686    5.19%
                                    =======     ====                        ========  ========    =====
Investment securities:
  Available for sale                $83,860     5.54%   $77,791     5.91%   $161,651  $160,189    5.76%
  Held to maturity                      693     5.17        398     6.18       1,091     1,098    5.53
                                    -------     ----    -------     ----    --------  --------    ----
    Total investment securities     $84,553     5.54%   $78,189     5.91%   $162,742  $161,287    5.76%
                                    =======     ====    =======     ====    ========  ========    ====

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

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

                                                                At December 31,
                                ------------------------------------------------------------------------------
                                               1999                                     1998
                                -----------------------------------      -------------------------------------
                                             Percent       Weighted                    Percent        Weighted
                                             of total      average                     of total       average
                                 Amount      deposits        rate         Amount       deposits         rate
                                 ------      --------      --------       ------       --------       --------
                                                            (Dollars in thousands)
Checking accounts:
     Interest-bearing           $ 72,642        8.71%        1.27%       $ 69,284         8.91%        1.86%
     Noninterest-bearing           9,981        1.19            -           6,933         0.89            -
Savings accounts                 223,038       26.74         2.50         224,840        28.92         2.50
Money market accounts             73,698        8.84         3.71          44,764         5.76         2.57
                                --------      ------       ------        --------
Total transaction accounts       379,359       45.48            -         345,821        44.48            -

Certificates of deposit:
   4.00% or less                     595        0.07            -             506         0.06            -
   4.01% - 6.00%                 384,455       46.09            -         374,090        48.11            -
   6.01% - 8.00%                  69,286        8.31            -          57,166         7.35            -
   8.01% - 10.00%                    392        0.05            -               -            -            -
                                --------      ------       ------        --------       ------       ------

Total certificates of deposit    454,728       54.52         5.26         431,762        55.52         5.35
                                --------      ------       ------        --------       ------       ------

   Total deposits               $834,087      100.00%        3.99%       $777,583       100.00%        4.02%
                                ========      =======       ======       ========       =======       ======

         Total deposits increased by $56.5 million, or 7.3%, from December 31, 1998, to December 31, 1999.

         The following table shows rate and maturity information for Home Savings' certificates of deposit at December 31, 1999:

                                                       At December 31, 1999
                                     --------------------------------------------------------
                                                    Over      Over
                                       Up to     1 year to  2 years to
     Rate                            one year     2 years    3 years     Thereafter     Total
     ----                            --------    ---------  ----------   ----------     -----
                                                          (In thousands)
4.00% or less                        $    373    $      6    $      -     $    216    $    595
4.01% to 6.00%                        288,468      53,093      21,612       21,282     384,455
6.01% to 8.00%                         36,829       7,932      20,041        4,484      69,286
8.01% to 10.00%                           392           -           -            -         392
                                     --------    --------    --------     --------    --------
Total certificates of deposit        $326,062    $ 61,031    $ 41,653     $ 25,982    $454,728
                                     ========    ========    ========     ========    ========
  Percent of total certificates
        Of deposit                      71.71       13.42        9.16         5.71      100.00%

         At December 31, 1999, approximately $326.1 million of Home Savings' certificates of deposit mature within one year. Based on past experience and Home Savings' prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $256 million are available from the FHLB of Cincinnati.

         The following table presents the amount of Home Savings' certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 1999:

                  Maturity                        Amount
                  --------                        ------
                                              (In thousands)
         Three months or less                     $10,397
         Over 3 months to 6  months                11,407
         Over 6 months to 12 months                 6,496
         Over 12 months                            12,764
                                                  -------
             Total                                $41,064
                                                  =======

Management believes that a substantial percentage of the above certificates will be renewed with Home Savings at maturity.

         The following table sets forth Home Savings' deposit account balance activity for the periods indicated:

                                                     Year ended December 31,
                                                     -----------------------
                                                     1999               1998
                                                   --------           ---------
                                                       (Dollars in thousands)
         Beginning balance                         $777,583          $ 886,808
         Net increase (decrease) in deposits         26,806           (145,153)
                                                     ------           --------
         Net deposits before interest
            credited                                804,389            741,655
         Interest credited                           29,698             35,928
                                                     ------             ------
         Ending balance                            $834,087           $777,583
                                                   ========           ========
           Net increase (decrease)                  $56,504          $(109,225)
                                                    =======          ==========
           Percent increase (decrease)                 7.27%            (12.32)%

         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Home Savings is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, Home Savings will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 1999, Home Savings was in compliance with the QTL test. Although Home Savings may borrow up to $256 million from the FHLB, there were no outstanding advances at December 31, 1999. In January 2000, however, Home Savings borrowed $110 million in short term FHLB advances.

         Butler Wick borrows on a secured basis to fund client receivables. Short-term bank loans bear interest at the federal funds rate plus 1% and are payable on demand. The loans are fully collateralized by marketable securities from both customers' margin account securities and securities owned by Butler Wick. Short-term borrowings also take the form of securities loaned to other broker/dealers. Short-term borrowings are available to Butler Wick to the extent of the loan value of the marketable securities.

         During 1999, United Community borrowed $185.0 million from a commercial bank to provide part of the funds for the special capital distribution. During January 2000, the $185.0 million loan was repaid.

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

         Butler Wick offers retail brokerage, asset management, and trust services to clients primarily in Eastern Ohio and Western Pennsylvania. In each of these businesses Butler Wick competes with both regional and national firms. As a full service broker, Butler Wick competes based on personal service rather than price. Butler Wick Asset Management Company and Butler Wick Trust Company are the only such locally owned and managed financial services providers.

                                   EMPLOYEES

         At December 31, 1999, Home Savings and Butler Wick had 430 and 153 full-time equivalent employees, respectively. Home Savings and Butler Wick believe that relations with their employees are good. Home Savings offers health, life and disability benefits to all employees, a 401(k) plan, an employee stock ownership plan and a post-retirement health plan for its eligible employees. Home Savings had a defined benefit pension plan, which was terminated effective July 31, 1999, subject to applicable regulatory approval. Butler Wick offers health, life and disability to all employees, a 401(k), profit sharing and a retention plan for its eligible employees. None of the employees of Home Savings or Butler Wick are represented by a collective bargaining unit.

                           YEAR 2000 CONSIDERATIONS

         All year 2000 readiness activities contemplated by United Community were successfully implemented on or before December 31, 1999. On January 1, 2000, all mission critical facilities and transaction systems were successfully tested. The results of these tests indicate that no irregularities occurred as a result of or following the century date change.

                                  REGULATION

         United Community is a unitary savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (HOLA), and is subject to regulation, examination, and oversight by the OTS, although there are generally no restrictions on the activities of United Community unless the OTS determines that there is reasonable cause to believe that an activity constitutes a serious risk to the financial safety, soundness, or stability of Home Savings. Home Savings is subject to regulation, examination, and oversight by the OTS, the Division and the FDIC, and is also subject a certain provisions of the Federal Reserve Act. Butler Wick is subject to regulation by the SEC and NASD Regulation, Inc. United Community, Home
Savings and Butler Wick are also subject to the provisions of the Ohio
Revised Code applicable to corporations generally, including laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

         The OTS, the FDIC, the Division, the SEC and the NASD each have various powers to initiate supervisory measures or formal enforcement actions if the United Community subsidiary they regulate does not comply with applicable regulations. If the grounds provided by law exist, the OTS, the FDIC or the Division may place Home Savings in conservatorship or receivership. Home Savings is also subject to regulatory oversight under various consumer protection and fair lending laws which govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of Home Savings to open a new branch or engage in a merger.

         Federal law prohibits Home Savings from making a capital distribution to anyone or paying management fees to any person having control of Home Savings if, after such distribution or payment, Home Savings would be undercapitalized. In addition, Home Savings may not pay any dividends if, as a result, its net worth would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

Home Savings must file an application with, and obtain approval from, the OTS
(i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus Home Savings' retained net income for that year to date plus the retained net income for the preceding two years; (ii) if Home Savings would not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the OTS or the FDIC, or any condition imposed on Home Savings in an OTS-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. Home Savings did not pay any dividends to United Community in 1999. In January, 2000, Home Savings paid a dividend to United Community of $170.0 million, which was used to pay a portion of the $185.0 million loan related to the $6.00 per share special capital distribution.

        Loans by Home Savings to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed specified limits. Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the Board with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. All other transactions between Home Savings and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (FRA). United Community and Butler Wick are affiliates of Home Savings for this purpose.

         Under federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Home Savings or United Community without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company. In addition, any merger of Home Savings must be approved by the OTS as well as the Division. Further, any merger of United Community in which United Community is not the resulting company must also be approved by both the OTS and the Division.

ITEM 2.           DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 1999, regarding the properties on which the main office and the branch offices of Home Savings are located:

                                      Owned or          Year          Net book
Location                               Leased          opened           value          Deposits
--------                              --------         ------         ---------        --------
                                                                             (In thousands)
275 Federal Plaza West                 Owned               1919             $970         $71,102
Youngstown, Ohio

32 State Street                        Owned               1916              292          88,250
Struthers, Ohio

4005 Hillman Way                       Owned               1958              503          98,169
Boardman, Ohio

650 East State Street                  Owned               1925              167          66,288
Salem, Ohio

6000 Mahoning Avenue                   Leased              1959               14          76,116
Austintown, Ohio

7525 Market Street                     Owned               1971              509         105,685
Boardman, Ohio

4259 Kirk Road                         Owned               1975              566          82,987
Austintown, Ohio

202 South Main Street                  Owned               1975              212          71,907
Poland, Ohio

3500 Belmont Avenue                    Owned               1976              305          60,613
Youngstown, Ohio

29 North Broad Street                  Owned               1977              278          34,751
Canfield, Ohio

980 Great East Plaza                   Leased              1980               11          19,937
Niles, Ohio

127 North Market Street                Owned               1987              118          30,097
East Palestine, Ohio

210 West Lincoln Way                   Owned               1987              309          18,414
Lisbon, Ohio

148725 South Avenue Ext.               Owned               1997              780           9,771
Columbiana, Ohio

----------------------------

         The following table sets forth certain information at December 31, 1999, regarding the properties on which the main office and the branch offices of Butler Wick are located:

                                           Owned or             Year
Location                                    Leased             opened
--------                                   --------            ------
City Center One Bldg., Suite 700            Leased                1926
Youngstown, OH 44503

960 W. State Street                         Leased                1959
Alliance, OH 44601

1284 Liberty Street                         Leased                1932
Franklin, PA 16322

1 E. State Street                           Leased                1932
Sharon, PA 16146

25651 Detroit Road                          Leased                1990
Cleveland, OH 44145

3685 Stutz Drive, Suite 201                 Leased                1999
Canfield, OH 44406

149 N Water Street                          Leased                1981
Kent, OH 44240

108 Main Street                             Leased                1932
Warren, OH 44481

3637 Medina Road, Suite 206*                Leased                1997
Medina, OH 44256

4522 Fulton Drive NW                        Leased                1990
Canton, OH 44718

100 S. Broadway, 2nd Floor                  Leased                1956
Salem, OH 44460

* The Medina office is not a full service office, it is a satellite office of the Cleveland office.

ITEM 3.           LEGAL PROCEEDINGS

         United Community is not presently involved in any material legal proceedings. From time to time, United Community is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Home Savings and incidental to its securities business offered by Butler Wick.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
                  MATTERS

         Quarterly stock price and dividends declared are shown in the following table.


   MARKET PRICE AND DIVIDENDS
   ---------------------------------------------------------------------------------------------------------------
                                         FIRST           SECOND          THIRD           FOURTH
                                        QUARTER         QUARTER         QUARTER         QUARTER              1999
   ---------------------------------------------------------------------------------------------------------------
   1999
   High                                   $14.375         $14.688         $14.875         $15.500         $15.500
   Low                                     11.250          10.750          12.000           9.563           9.563
   Close                                   11.750          14.688          13.813           9.938           9.938
   Dividends declared and paid              0.075           0.075           0.075           0.075           0.030
   ---------------------------------------------------------------------------------------------------------------
   ---------------------------------------------------------------------------------------------------------------
                                         FIRST           SECOND          THIRD           FOURTH
                                        QUARTER         QUARTER         QUARTER         QUARTER              1998
   ---------------------------------------------------------------------------------------------------------------
   1998
   High                                    N/A             N/A            $18.130         $15.000         $18.130
   Low                                     N/A             N/A             13.500          12.880          12.880
   Close                                   N/A             N/A             14.000          14.880          14.880
   Dividends declared and paid             N/A             N/A              N/A             0.075           0.075
   ---------------------------------------------------------------------------------------------------------------


As of March 17, 2000, there were approximately 15,239 holders of United Community Stock.

ITEM 6.           SELECTED FINANCIAL DATA

         The information contained in the 1999 Annual Report to Shareholders of United Community (Annual Report) under the caption "Selected Financial Data and Other Data" is incorporated herein by reference and attached hereto as part of
Exhibit 13.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Consolidated Financial Statements appearing in the Annual Report and the report of Deloitte & Touche LLP dated January 26, 2000, are incorporated herein by reference and attached hereto as part of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 12, 1999, United Community acquired Butler Wick Corp. and changed Butler Wick's independent public auditors from Packer, Thomas & Co. to Deloitte & Touche LLP, the independent auditors of United Community. Packer, Thomas & Co. served as Butler Wick's independent public auditors from the fiscal year ended June 30, 1972 to the fiscal year ended June 25, 1999.

         The reports of Packer, Thomas & Co. on the consolidated financial statements of Butler Wick for the fiscal years ended June 25, 1999 and June 26, 1998, did not contain any adverse opinion or disclaimer of opinion nor was it qualified or modified as to audit scope or accounting principles nor did it include an explanatory paragraph for material uncertainties. There has not been any disagreement between Packer, Thomas & Co. and Butler Wick's management on any matter of accounting principles or practices, consolidated financial statement disclosure or audit scope or procedure.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Proxy Statement for the 2000 Annual Meeting of Shareholders of United Community (Proxy Statement), filed with the Securities and Exchange Commission (Commission) on March 24, 2000, under the captions "Proposal One - Election of Directors" and "Executive Officers," is incorporated herein by reference.

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

(a)     EXHIBITS
        3.1      Articles of Incorporation

        3.2      Amended Code of Regulations

        10       Material Contracts

        11       Statement Regarding Computation of Per Share Earnings

        13       Portions of the 1999 Annual Report to Shareholders

        20       Proxy Statement for 2000 Annual Meeting of Shareholders

        21       Subsidiaries of Registrant

        23.1     Deloitte & Touche LLP Consent

        23.2     Packer, Thomas & Co. Consent

        27       Financial Data Schedule

        99       Independent Auditors' Report from Packer, Thomas & Co.

(b) FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c) REPORTS ON FORM 8-K. On October 20, 1999 an 8-K was filed for Item 5, Other Events, providing the third quarter financial information news release.

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

   /S/ Douglas M. McKay                        /S/ Richard M. Barrett
   -----------------------------------------   ---------------------------------
   Douglas M. McKay, President and Director    Richard M. Barrett, Director

   Date:  March 29, 2000                       Date:  March 29, 2000


   /S/ John F. Zimmerman, Jr.                  /S/ Donald J. Varner
   -----------------------------------------   ---------------------------------
   John F. Zimmerman, Jr., Director            Donald J. Varner, Director

   Date  March 29, 2000                        Date:  March 29, 2000


   /S/ Herbert F. Schuler, Sr.                 /S/ Patrick A. Kelly
   -----------------------------------------   ---------------------------------
   Herbert F. Schuler, Sr., Director           Patrick A. Kelly, Treasurer
                                              (Principal Financial Officer)

   Date:  March 29, 2000                       Date:  March 29, 2000


   /S/ Thomas J. Cavalier
   -----------------------------------------
   Thomas J. Cavalier, Director

   Date:  March 29, 2000

                                INDEX TO EXHIBITS

Exhibit Number
--------------
3.1   Articles of Incorporation                                  Incorporated by reference to the Registration Statement on
                                                                 Form S-1 filed by UCFC on March 13, 1998 (S-1) with the
                                                                 Securities and Exchange Commission (SEC), Exhibit 3.1

3.2   Amended Code of Regulations                                Incorporated by reference to the 1998 10-K filed by UCFC on
                                                                 March 31, 1999, Exhibit 3.2

10.1  The Home Savings and Loan Company of Youngstown, Ohio      Incorporated by reference to the Pre-Effective Amendment,
      Employee Stock Ownership Plan                              Exhibit 10.3

10.2  Employment Agreement between The Home Savings
      and Loan Company of Youngstown, Ohio and Douglas           Incorporated by reference to the 1998 10-K filed by UCFC on
      M. McKay, dated December 17, 1998.                         March 31, 1999, Exhibit 10.2

10.3  Employment Agreement between The Home Savings
      and Loan Company of Youngstown, Ohio and Donald            Incorporated by reference to the 1998 10-K filed by UCFC on
      J. Varner, dated December 17, 1998.                        March 31, 1999, Exhibit 10.3

10.4  Employment Agreement between The Home Savings
      and Loan Company of Youngstown, Ohio and Patrick A.        Incorporated by reference to the 1998 10-K filed by UCFC on
      Kelly, dated December 17, 1998.                            March 31, 1999, Exhibit 10.4

10.5  Employment Agreement between Butler Wick Corp.
      and Thomas J. Cavalier, dated August 12, 1999

11    Statement Regarding Computation of Per Share Earnings      Incorporated by reference to Note 18 to the Financial
                                                                 Statements included in the Annual Report in Exhibit 13

13    Portions of the 1999 Annual Report to Shareholders

20    Proxy Statement for 2000 Annual Meeting of                 Incorporated by reference to the Proxy Statement, filed with
      Shareholders                                               the Securities and Exchange Commission on March 24, 2000

21    Subsidiaries of Registrant

23.1  Deloitte & Touche LLP Consent

23.2  Packer, Thomas & Co. Consent

27    Financial Data Schedule

99    Independent Auditors' Report from Packer, Thomas & Co.