Form 10-Q
period 2000-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2000-05-12
CIK 707886

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2000


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

                              Yes  X        No
                                  ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               34,007,939 common shares as of April 30, 2000

                                TABLE OF CONTENTS

                                                                                                     PAGE
PART I. FINANCIAL INFORMATION

      Item 1.  Financial Statements  (Unaudited)

               Consolidated Statements of Financial Condition as of March 31, 2000 and
               December 31,1999....................................................................   1

               Consolidated Statements of Income for the Three Months Ended March 31, 2000
               and 1999............................................................................   2

               Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000
               and 1999............................................................................   3

               Notes to Consolidated Financial Statements .........................................   4 - 6

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......................................   6 - 10

      Item 3.  Quantitative and Qualitative Disclosure About Market Risk...........................   10

PART II. OTHER INFORMATION.........................................................................   11

Signatures.........................................................................................   12

EXHIBITS...........................................................................................   13 - 14


                        UNITED COMMUNITY FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                                                                           March 31,         December 31,
                                                                                             2000                1999
                                                                                          -----------        ------------
                                                                                                 (In thousands)
ASSETS:
Cash and deposits with banks                                                              $    18,362        $    30,759
Federal funds sold and other                                                                    2,056             80,686
                                                                                          -----------        -----------
     Total cash and cash equivalents                                                           20,418            111,445
                                                                                          -----------        -----------
Investment securities:
  Trading                                                                                       6,590              7,657
  Available for sale (amortized cost of $152,484 and $163,515, respectively)                  150,865            161,904
  Held to maturity (fair value of $1,178 and $1,098, respectively)                              1,175              1,091
Mortgage-backed securities:
  Available for sale (amortized cost of $112,402 and $116,569, respectively)                  108,670            113,559
  Held to maturity (fair value of $128,287 and $135,993, respectively)                        131,657            138,079
Loans, net (including allowance for loan losses of $6,390 and $6,405, respectively)           735,950            723,087
Margin accounts                                                                                41,034             32,751
Federal Home Loan Bank stock                                                                   13,048             12,825
Premises and equipment                                                                          9,400              9,252
Accrued interest receivable                                                                     8,546              8,347
Real estate owned                                                                                 204                158
Other assets                                                                                   10,804              7,418
                                                                                          -----------        -----------
     TOTAL ASSETS                                                                         $ 1,238,361        $ 1,327,573
                                                                                          ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                                  $   824,838        $   834,087
Other borrowed funds                                                                          129,274            213,578
Advance payments by borrowers for taxes and insurance                                           2,287              4,038
Accrued interest payable                                                                        2,903              4,168
Accrued expenses and other liabilities                                                         21,121             14,834
                                                                                          -----------        -----------
     TOTAL LIABILITIES                                                                        980,423          1,070,705
                                                                                          -----------        -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock-no par value; 1,000,000 shares authorized and unissued
  at March 31, 2000                                                                                 -                  -
Common stock-no par value; 499,000,000 shares authorized; 37,756,582
  shares issued; and 33,940,113 outstanding at March 31, 2000                                 136,616            136,509
Retained earnings                                                                             154,115            153,553
Other comprehensive income                                                                     (3,478)            (3,003)
Unearned stock compensation                                                                   (29,315)           (30,191)
                                                                                          -----------        -----------
     TOTAL SHAREHOLDERS' EQUITY                                                               257,938            256,868
                                                                                          -----------        -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 1,238,361        $ 1,327,573
                                                                                          ===========        ===========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED COMMUNITY FINANCIAL CORP.

                       CONSOLIDATED STATEMENTS OF INCOME

                                  (UNAUDITED)

                                                                    For the Three Months Ended
                                                                           March 31,
                                                                  ------------------------------
                                                                      2000              1999
                                                                  ------------      ------------
                                                                          (In thousands)

INTEREST INCOME
    Loans                                                         $    14,314       $    13,254
    Mortgage-backed securities:
      Available for sale                                                1,814             1,452
      Held to maturity                                                  2,353             3,050
    Investment securities:
      Trading                                                              41                37
      Available for sale                                                2,230             1,675
      Held to maturity                                                     17                78
    Margin accounts                                                       746               411
    FHLB stock dividend                                                   223               206
    Other interest-earning assets                                         141             1,883
                                                                  -----------       -----------
        Total interest income                                          21,879            22,046
INTEREST EXPENSE
    Interest expense on Deposits                                        8,161             7,507
    Interest expense on Other borrowed funds                            1,922               195
                                                                  -----------       -----------
        Total interest expense                                         10,083             7,702
                                                                  -----------       -----------
NET INTEREST INCOME                                                    11,796            14,344
PROVISION FOR LOAN LOSS ALLOWANCES                                          -                75
                                                                  -----------       -----------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSS ALLOWANCES                                               11,796            14,269
                                                                  -----------       -----------
NONINTEREST INCOME
    Commissions                                                         5,384             4,104
    Service fees and other charges                                      1,255             1,077
    Underwriting and investment banking                                    21               255
    Net gains:
      Investment securities                                                10                 -
      Trading securities                                                  371               136
      Other                                                                 2                 1
    Other income                                                          212               177
                                                                  -----------       -----------
        Total noninterest income                                        7,255             5,750
                                                                  -----------       -----------
NONINTEREST EXPENSES
    Salaries and employee benefits                                      9,628             7,827
    Occupancy                                                             456               457
    Equipment and data processing                                       1,300             1,250
    Deposit insurance premiums                                             41               117
    Franchise tax                                                         934               462
    Advertising                                                           501               275
    Other expenses                                                      1,581             1,705
                                                                  -----------       -----------
        Total noninterest expenses                                     14,441            12,093
                                                                  -----------       -----------
INCOME BEFORE INCOME TAXES                                              4,610             7,926
INCOME TAXES                                                            1,508             2,801
                                                                  -----------       -----------
NET INCOME                                                        $     3,102       $     5,125
                                                                  ===========       ===========

EARNINGS PER SHARE:
    Basic and diluted                                             $      0.09       $      0.15
    Average common shares outstanding                              33,995,082        33,856,778
    Average common and common equivalent shares outstanding        33,437,697        33,856,778

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED COMMUNITY FINANCIAL CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                       2000              1999
                                                                                    -----------       ----------
                                                                                           (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                       $   3,102        $   5,125
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Provision for loan loss allowances                                                  -               75
         Net gains                                                                         (11)              (1)
         Accretion of discounts and amortization of premiums                               (69)            (178)
         Depreciation                                                                      347              347
         ESOP compensation                                                                 564              537
         Amortization of restricted stock compensation                                     420                -
         FHLB stock dividends                                                             (223)            (206)
         Decrease in trading securities                                                  1,067              821
         Increase in margin accounts                                                    (8,283)          (6,489)
         (Increase) decrease in interest receivable                                       (200)             127
         Increase in prepaid and other assets                                           (3,386)          (1,839)
         Increase in accounts receivable                                                     -             (462)
         (Decrease) increase in interest payable                                        (1,264)              11
         Increase in other liabilities                                                   6,542            2,035
                                                                                     ---------        ---------
              Net cash used in operating activities                                     (1,394)             (97)
                                                                                     ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from principal repayments and maturities of:
         Mortgage-backed securities held to maturity                                     6,392           15,911
         Mortgage-backed securities available for sale                                   4,205            8,419
         Investment securities held to maturity                                            293            5,000
         Investment securities available for sale                                       14,224            2,500
    Proceeds from sale of Investment securities available for sale                       2,579                -
    Purchases of:
         Investment securities available for sale                                       (5,864)         (21,331)
         Investment securities held to maturity                                           (377)               -
         Mortgage-backed securities available for sale                                       -           (6,894)
    Principal collected on loans                                                        33,217           43,288
    Loans originated                                                                   (45,642)         (56,542)
    Loans purchased                                                                       (322)               -
    Purchases of premises and equipment                                                   (496)            (343)
    Other                                                                                    2               10
                                                                                     ---------        ---------
              Net cash provided by (used in) investing activities                        8,211           (9,982)
                                                                                     ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (decrease) increase in Now, savings and money market accounts                 (388)           5,341
        Net decrease in certificates of deposit                                         (8,861)          (1,623)
        Net decrease in advance payments by borrowers
          for taxes and insurance                                                       (1,751)          (1,633)
        Net (decrease) increase in borrowed funds                                      (84,304)           5,334
        Dividends paid                                                                  (2,540)          (2,410)
                                                                                     ---------        ---------
              Net cash (used in) provided by financing activities                      (97,844)           5,009
                                                                                     ---------        ---------
Decrease in cash and cash equivalents                                                  (91,027)          (5,070)
Cash and cash equivalents, beginning of period                                         111,445          171,874
                                                                                     ---------        ---------
Cash and cash equivalents, end of period                                             $  20,418        $ 166,804
                                                                                     =========        =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest on deposits and borrowings                                            $  11,396        $   7,690
      Income taxes                                                                         445            2,216
Supplemental schedule of noncash activities:
    Transfers from loans to real estate owned                                               48              128

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        UNITED COMMUNITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion), the issuance of Home Savings' stock to United Community and the offer and sale of United Community's common stock. Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. Home Savings has 14 offices located throughout Mahoning, Columbiana and Trumbull Counties in northeastern Ohio. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for three wholly owned subsidiaries: Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Through these subsidiaries, Butler Wick's business includes investment brokerage services, which it has conducted for over 70 years, and a network of integrated financial services, including asset management, trust and estate services, public finance and insurance. Butler Wick and its subsidiaries have ten offices throughout northeastern Ohio and western Pennsylvania. See Note 2 for a more detailed description of the acquisition of Butler Wick.

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

The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, contained in United Community's Form 10-K for the year ended December 31, 1999.

2.    ACQUISITION OF BUTLER WICK CORP.

On August 12, 1999, United Community acquired Butler Wick, which became a wholly owned subsidiary of United Community. In connection with the acquisition, United Community issued approximately 1.7 million common shares in exchange for all of Butler Wick's outstanding shares. The acquisition was accounted for by the pooling of interests method. Accordingly, the assets, liabilities and shareholders' equity of Butler Wick were recorded on the books of United Community at their values as reported on the books of Butler Wick immediately prior to the consummation of the acquisition by United Community. This presentation required the restatement of prior periods as if the companies had been combined for all periods presented. The contributions of Butler Wick to consolidated net interest income, non-interest income and net income for the periods prior to the acquisition were as follows:

                                         Three Months Ended March 30, 1999
                                                 (in thousands)

                                    Net Interest   Total Noninterest       Net
                                       Income            Income          Income
             United Community         $14,091           $   390         $ 4,711
             Butler Wick                  253             5,360             414
               Combined               $14,344           $ 5,750         $ 5,125
                                      =======           =======         =======

3.    COMPREHENSIVE INCOME

United Community's comprehensive income for the three months ended March 31, 2000 and 1999 are as follows:

                                                                       Three Months Ended March 31,
                                                                   -----------------------------------
                                                                        2000                  1999
                                                                   --------------        --------------
                                                                              (In thousands)
     Net income                                                        $3,102                $5,125
     Unrealized holding losses arising
       during the period, net of tax effect of
       ($290) and ($239), respectively                                   (532)                 (444)
     Reclassification adjustment for losses
        included in net income, net of tax effect of ($4)                  (7)                    -
                                                                   --------------        --------------
     Comprehensive income                                              $2,563                $4,681
                                                                   ==============        ==============

4.    SEGMENT INFORMATION

Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires financial disclosure and descriptive information about reportable operating segments, based on how chief decision-makers manage the business. United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and business banking services. Investment advisory services provide an investment brokerage and a network of integrated financial services. Condensed statements of income and selected financial information by operating segment for the three months ended March 31, 2000 and 1999 are as follows:

                                                     THREE MONTHS ENDED MARCH 31, 2000

                                    Retail Banking       Investment Advisory Services       Eliminations          Total
                                    --------------       ----------------------------       ------------          -----
Interest income                       $ 21,571                           $807                    $(499)          $21,879
Interest expense                        10,142                            440                     (499)           10,083
Net interest income after
   Provision for loan loss              11,429                            367                    -                11,796
Non-interest income                        836                          6,419                    -                 7,255
Non-interest expense                     7,987                          6,454                    -                14,441
Income before tax                        4,278                            332                    -                 4,610
Income tax                               1,389                            119                    -                 1,508
Net income                               2,889                            213                    -                 3,102


                                                     THREE MONTHS ENDED MARCH 31, 1999

                                    Retail Banking       Investment Advisory Services       Eliminations          Total
                                    --------------       ----------------------------       ------------          -----
Interest income                       $ 22,144                          $ 448                    $(546)          $22,046
Interest expense                         8,053                            195                     (546)            7,702
Net interest income after
   Provision for loan loss              14,016                            253                    -                14,269
Non-interest income                        390                          5,360                    -                 5,750
Non-interest expense                     7,113                          4,980                    -                12,093
Income before tax                        7,293                            633                    -                 7,926
Income tax                               2,582                            219                    -                 2,801
Net income                               4,711                            414                    -                 5,125


                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        UNITED COMMUNITY FINANCIAL CORP.

                                                                                       At or For the
                                                                                     Three Months Ended
                                                                                  March 31,       March 31,
                                                                                    2000            1999
                                                                               -------------   --------------

SELECTED FINANCIAL RATIOS AND OTHER DATA: (1)

Performance ratios:
        Return on average assets (2)                                                  1.00%            1.58%
        Return on average equity (3)                                                  4.81%            4.31%
        Interest rate spread (4)                                                      3.02%            3.09%
        Net interest margin (5)                                                       3.94%            4.55%
        Noninterest expense to average assets                                         4.67%            3.73%
        Efficiency ratio (6)                                                         75.80%           60.18%
        Average interest-earning assets to average interest-
            bearing liabilities                                                     127.21%          159.77%
Capital ratios:
        Average equity to average assets                                             20.84%           36.74%
        Equity to assets, end of period                                              20.83%           36.76%
        Tangible capital                                                             13.66%           26.97%
        Core capital                                                                 13.66%           26.97%
        Risk-based capital                                                           24.69%           51.19%
Asset quality ratio:
        Nonperforming loans to total loans at end of period (7)                       0.57%            1.00%
        Nonperforming assets to average assets (8)                                    0.35%            0.53%
        Nonperforming assets to total assets at end of period                         0.35%            0.53%
        Allowance for loan losses as a percent of loans                               0.86%            0.95%
        Allowance for loan losses as a percent of
            nonperforming loans (7)                                                 153.31%           96.75%
        Number of full service banking offices                                           14               14
        Number of full service brokerage offices                                         10               10
Per share data:
        Basic earnings per share (9)                                                   0.09             0.15
        Diluted earnings per share (9)                                                 0.09             0.15
        Book value (10)                                                                7.60            14.08

------------------------------------------------------------------------

 (1)     Ratios for the three month period are annualized where appropriate.
 (2)     Net income divided by average total assets.
 (3)     Net income divided by average total equity.
 (4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
 (5)     Net interest income as a percentage of average interest-earning assets.
 (6) Noninterest expense divided by the sum of net interest income and noninterest income.
 (7)     Nonperforming loans consist of nonaccrual loans and restructured loans.
 (8) Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.
 (9)     Net income divided by average number of shares outstanding.
(10)     Equity divided by number of shares outstanding.

    COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

Total assets were $1.2 billion at March 31, 2000, a $89.2 million, or 6.7%, decrease compared to December 31, 1999. The primary reasons for the decrease in total assets was a result of a decrease in cash and cash equivalents of $91.0 million and a decrease in securities of $23.3 million. These decreases were partially offset by increases of 12.9 million in net loans, $8.3 million in margin accounts and a $3.4 million increase in other assets primarily due to a $1.6 million increase in prepaid Ohio Franchise taxes and a $1.1 million increase in deferred tax assets.

Net loans increased $12.9 million, or 1.8%, to $736.0 million at March 30, 2000, compared to $723.1 million at December 31, 1999. The most significant increases were in commercial loans, which increased $8.4 million, or 7.3%, loans secured by one-to four-family residences, which increased $4.3 million, or 0.8%, and consumer loans which increased $2.1 million, or 4.8%.

Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds, investment securities and mortgage-related securities. Overnight funds decreased $78.6 million, or 97.5%, to $2.1 million at March 31, 2000 from $80.7 million at December 31, 1999. Securities available for sale, which include both investment and mortgage-related securities, increased $15.9 million, or 5.8%, since December 31, 1999. Securities held to maturity, which also consist of both investment securities and mortgage-related securities, decreased $6.3 million, or 4.6%, since December 31, 1999. The net decrease in overnight funds and securities were primarily used to reduce other borrowed funds by $84.3 million, to fund an increase in net loans of $12.9 million and to fund an increase in margin accounts of $8.3 millon. Trading securities, which consist of investment securities, decreased $1.1 million, or 13.9%, to $6.6 million at March 31, 2000. Securities available for sale and trading securities, in conjunction with overnight funds, enable United Community to utilize excess funds while providing a great deal of liquidity and flexibility as United Community pursues other investment opportunities.

Nonaccrual and restructured loans increased approximately $297,000 to $4.2 million at March 31, 2000 from $3.9 million at December 31, 1999, primarily due to the reclassification of four loans as nonperforming. At March 31, 2000, total nonaccrual and restructured loans accounted for 0.57% of net loans receivable, compared to 0.54% at December 31, 1999. Total nonperforming assets were 0.35% of total assets as of March 31, 2000 compared to 0.30% as of December 31, 1999.

Total deposits decreased $9.2 million from $834.1 million at December 31, 1999 to $824.8 million at March 31, 2000. The decrease was due to a decrease in certificates of deposits of $8.9 million and savings accounts of $1.2 million, which were partially offset by an increase in checking accounts of $757,000.

Accrued expenses and other liabilities increased $6.3 million to $21.1 million at March 31, 2000 compared to $14.8 million at December 31, 1999. This increase is primarily due to a $2.7 million liability for real estate taxes, an increase of $1.8 million in accrued federal income taxes, an increase in outstanding office checks of $595,000 and an increase in deferred compensation related to the Butler Wick retention plan of $567,000.

Shareholders' equity increased $1.0 million, or 0.4%, to $257.9 million at March 31, 2000 from $256.9 million at December 31, 1999. The increase was primarily due to earnings for the three months, which were partially offset by dividends of $0.075 per share paid in March 2000. Book value per share was $7.60 as of March 31, 2000.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                     MARCH 31, 2000 AND MARCH 31, 1999

NET INCOME.   Net income for the three months ended March 31, 2000 was $3.1 million, or $0.09 per diluted share. Net income for the comparable period in 1999 was $5.1 million, or $0.15 per diluted share. The primary reason for the decrease in net income of $2.0 million for the three months ended March 31, 2000, compared to the same period in 1999, was a decrease of $2.5 million in net interest income and an increase in noninterest expense of $2.4 million, which were partially offset by a $1.5 million increase in noninterest income and a $1.3 million decrease in income taxes. United Community's annualized return on average assets and return on average equity were 1.00% and 4.81%, respectively, for the three months ended March 31, 2000. The annualized return on average assets and return on average equity for the comparable period in 1999 were 1.58% and 4.31%, respectively.

NET INTEREST INCOME.   Net interest income declined $2.5 million for the
three months ended March 31, 2000, compared to the first quarter of 1999, primarily due to an increase in interest expense of $2.4 million. The increase in interest expense was due to two factors. First, interest on other borrowed funds increased $1.7 million due to an increase in borrowed funds in connection with the

$6.00 per share special capital dividend paid in October 1999. The second factor was an increase in expense on deposits of $654,000, which was due to an increase in deposits held over the three months ended March 31, 2000 compared to the same period in 1999.

PROVISION FOR LOAN LOSSES.   A provision for loan losses is charged to
operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. No provision for loan loss allowance was recorded for the first quarter of 2000, compared to a provision of $75,000 for the first quarter of 1999. Home Savings' allowance for loan losses totaled $6.4 million at March 31, 2000, which was 0.86% of total loans.

NONINTEREST INCOME.   Noninterest income increased $1.5 million, or 26.2%,
from $5.8 million for the three months ended March 31, 1999, to $7.3 million for the three months ended March 31, 2000. The primary reason for the increase is a $1.3 million increase in commissions earned by Butler Wick due to an increase in the volume of transactions.

NONINTEREST EXPENSE.   Total noninterest expense increased $2.3 million, or
19.4%, to $14.4 million for the three months ended March 31, 2000, from $12.1 million for the three months ended March 31, 1999. The increase was primarily due to an increase in salaries and employee benefits of $1.8 million and an increase in franchise tax expense of $472,000. The increase in salaries and employee benefits for the first quarter of 2000 was primarily due to $567,000 in expense related to the Butler Wick Retention Plan and the recognition of $419,000 in expense related to the United Community Recognition and Retention Plan. The remainder of the increase is primarily due to increases in commissions paid due to an increase in the volume of transactions and merit increases. Home Savings' franchise tax is based on its level of equity at year-end. Franchise tax expense has increased due to Home Savings having higher equity for its 2000 return compared to its 1999 return.

FEDERAL INCOME TAXES. The provision for federal income taxes decreased $1.3 million, or 46.2%, for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, primarily due to the lower pre-tax income for the first quarter of 2000 compared to the first quarter of 1999. The effective tax rates were 32.7% and 35.3% for the three months ended March 31, 2000 and 1999, respectively.

                        UNITED COMMUNITY FINANCIAL CORP.
                             AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended March 31, 2000 and 1999. Average balance calculations were based on daily balances.

                                                                       THREE MONTHS ENDED MARCH 31,
                                            ---------------------------------------------------------------------------------
                                                                2000                                    1999
                                            ---------------------------------------------------------------------------------

                                                AVERAGE         INTEREST                   AVERAGE       INTEREST
                                              OUTSTANDING        EARNED/      YIELD/     OUTSTANDING      EARNED/       YIELD/
                                                BALANCE           PAID         RATE        BALANCE         PAID          RATE
                                            ---------------   -----------   ---------   -------------   ----------    ---------
                                                                                (IN THOUSANDS)
Interest-earning assets:
Net loans (1)                                    $ 728,755      $ 14,314        7.86%      $ 664,260     $ 13,254         7.98%
Mortgage-backed securities:
   Available for sale                              111,576         1,814        6.50%         95,528        1,452         6.08%
   Held to maturity                                135,137         2,353        6.96%        175,140        3,050         6.97%
Investment securities:
   Trading                                           6,715            41        2.44%          5,338           37         2.77%
   Available for sale                              154,488         2,230        5.77%        118,200        1,675         5.67%
   Held to maturity                                  1,161            17        5.86%          4,940           78         6.32%
Margin accounts                                     36,295           746        8.22%         24,156          411         6.81%
Other interest-earning assets                       23,203           364        6.28%        173,376        2,089         4.82%
                                            ---------------   -----------   ---------   -------------   ----------    ---------

Total interest-earning assets                    1,197,330        21,879        7.31%      1,260,938       22,046         6.99%

Noninterest-earning assets                          39,586                                    34,041
                                            ---------------                             -------------
Total assets                                    $1,236,916                                $1,294,979
                                            ===============                             =============

Interest-bearing liabilities:
     Checking and demand accounts                $ 143,528         $ 941        2.62%      $ 115,024        $ 649         2.26%
     Savings accounts                              221,884         1,369        2.47%        225,430        1,376         2.44%
     Certificates of deposit                       448,488         5,851        5.22%        429,325        5,482         5.11%
     Other borrowed funds                          127,320         1,922        6.04%         19,425          195         4.02%
                                            ---------------   -----------   ---------   -------------   ----------    ---------

Total interest-bearing liabilities                 941,220        10,083        4.29%        789,204        7,702         3.90%
                                                              -----------   ---------                   ----------    ---------

Noninterest-bearing liabilities                     37,925                                    30,047
                                            ---------------                             -------------

Total liabilities                                  979,145                                   819,251

Equity                                             257,771                                   475,728

                                            ---------------                             -------------
Total liabilities and equity                    $1,236,916                                $1,294,979
                                            ===============                             =============

Net interest income and
interest rate spread                                            $ 11,796        3.02%                    $ 14,344         3.09%
                                                              ===========   =========                   ==========    =========

Net interest margin                                                             3.94%                                     4.55%
                                                                            =========                                 =========

Average interest-earning assets to average
    interest-bearing liabilities                                              127.21%                                   159.77%
                                                                            =========                                 =========

-----------------------------------------

(1) Nonaccrual loans are included in the average balance.

                        UNITED COMMUNITY FINANCIAL CORP.
                              RATE/VOLUME ANALYSIS

                                                                For the Three Months Ended March 31
                                                       ---------------------------------------------------
                                                                         2000 vs. 1999
                                                       ---------------------------------------------------
                                                                    Increase
                                                              (decrease) due to                 Total
                                                       ---------------------------------      increase
                                                           Rate              Volume          (decrease)
                                                           ----              ------          ----------
                                                                         (In thousands)
Interest-earning assets:
  Loans                                                       $ (203)           $ 1,263           $ 1,060
  Mortgage-backed securities:
    Available for sale                                           106                256               362
    Held to maturity                                               -               (697)             (697)
  Investment securities:
    Trading securities                                            (3)                 7                 4
    Available for sale                                            32                523               555
    Held to maturity                                              (5)               (56)              (61)
  Margin accounts                                                 98                237               335
  Other interest-earning assets                                  923             (2,648)           (1,725)
                                                       --------------    ---------------    --------------

    Total interest-earning assets                              $ 948           $ (1,115)             (167)
                                                       ==============    ===============    ==============

Interest-bearing liabilities:
  Savings accounts                                                15                (22)               (7)
  Checking accounts                                              115                177               292
  Certificates of deposit                                        121                248               369
  Other borrowed funds                                           144              1,583             1,727
                                                       --------------    ---------------    --------------

    Total interest-bearing liabilities                         $ 395            $ 1,986             2,381
                                                       ==============    ===============    --------------

Change in net interest income                                                                    $ (2,548)
                                                                                            ==============

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding Home Savings' market risk was disclosed in United Community's 1999 Annual Report under the caption "Asset and Liability Management and Market Risk." No material change in the methodology has occurred. Home savings continues to fall under the criteria of being well capitalized under all interest rate shock scenarios required by the Office of Thrift Supervision's Thrift Bulletin 13a.

                           PART II. OTHER INFORMATION

                        UNITED COMMUNITY FINANCIAL CORP.

ITEMS 1, 2, 3, 4 AND 5 - NOT APPLICABLE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


a. Exhibits

         Exhibit
          Number                       Description
       ...............           ............................................
            11                   Statement regarding computation of earnings per share
            27                   Financial Data Schedule - EDGAR only

b. Reports on Form 8-K

On January 26, 2000 United Community filed a Form 8-K disclosing operating results for the quarter ended December 31, 1999.

                        UNITED COMMUNITY FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                UNITED COMMUNITY FINANCIAL CORP.



Date:         May 10, 2000      /s/ Douglas M. McKay
                                ----------------------------------------
                                Douglas M. McKay,    President


Date:         May 10, 2000      /s/ Patrick A. Kelly
                                ----------------------------------------
                                Patrick A. Kelly,     Treasurer