Form 10-Q
period 2000-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2000-08-11
CIK 707886

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

                         Commission File Number 0-24399

                        UNITED COMMUNITY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

       Ohio                                               34-1856319
       -----------------------------------------------------------------
       (State or other jurisdiction of                   (IRS Employer
       incorporation or organization)               Identification Number)

              275 Federal Plaza West
                  Youngstown, Ohio                          44503-1203
                  ---------------                          ------------
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

                                    Yes    X                     No
                                        --------                   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  37,756,582 common shares as of July 31, 2000

                                TABLE OF CONTENTS
                                -----------------

PART I.  FINANCIAL INFORMATION                                             PAGE

     Item 1.  Financial Statements  (Unaudited)

              Consolidated Statements of Financial Condition as of
              June 30, 2000 and December 31,1999.........................  1

              Consolidated Statements of Income for the Three Months
              and Six Months Ended June 30, 2000 and 1999 ...............  2

              Consolidated Statements of Cash Flows for the Six Months
              Ended June 30, 2000 and 1999 ..............................  3

              Notes to Consolidated Financial Statements ................  4-6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..............  7-13

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk..  13

PART II. OTHER INFORMATION...............................................  14

Signatures...............................................................  15

EXHIBITS.................................................................  16-17

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                    UNITED COMMUNITY FINANCIAL CORP.
                                             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                                              (unaudited)





                                                                                                        June 30,       December 31,
                                                                                                         2000              1999
                                                                                                     -----------        -----------
                                                                                                             (In thousands)
ASSETS:

Cash and deposits with banks                                                                         $    23,654        $    30,759
Federal funds sold and other                                                                                 622             80,686
                                                                                                     -----------        -----------
     Total cash and cash equivalents                                                                      24,276            111,445
                                                                                                     -----------        -----------
Investment securities:
  Trading (amortized cost of $5,161 and $7,647, respectively)                                              5,161              7,657
  Available for sale (amortized cost of $145,501 and $163,515, respectively)                             144,102            161,904
  Held to maturity (fair value of $884 and $1,098, respectively)                                             875              1,091
Mortgage-backed securities:
  Available for sale (amortized cost of $106,330 and $116,569, respectively)                             102,863            113,559
  Held to maturity (fair value of $121,959 and $135,993, respectively)                                   125,115            138,079
Loans, net (including allowance for loan losses of $6,324 and $6,405, respectively)                      781,432            723,087
Margin accounts                                                                                           42,462             32,751
Federal Home Loan Bank stock                                                                              13,287             12,825
Premises and equipment                                                                                     9,995              9,252
Accrued interest receivable                                                                                8,656              8,347
Real estate owned                                                                                            302                158
Other assets                                                                                              11,043              7,418
                                                                                                     -----------        -----------
     TOTAL ASSETS                                                                                    $ 1,269,569        $ 1,327,573
                                                                                                     ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:

Deposits                                                                                             $   830,019        $   834,087
Other borrowed funds                                                                                     151,410            213,578
Advance payments by borrowers for taxes and insurance                                                      3,960              4,038
Accrued interest payable                                                                                   1,997              4,168
Accrued expenses and other liabilities                                                                    22,625             14,834
                                                                                                     -----------        -----------
     TOTAL LIABILITIES                                                                               $ 1,010,011        $ 1,070,705
                                                                                                     -----------        -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:

Preferred stock-no par value; 1,000,000 shares authorized and unissued
  at June 30, 2000                                                                                          --                 --
Common stock-no par value; 499,000,000 shares authorized;
   37,756,582 shares issued and outstanding at June 30, 2000                                             136,616            136,509
Retained earnings                                                                                        154,546            153,553
Other comprehensive income                                                                                (3,163)            (3,003)
Unearned stock compensation                                                                              (28,441)           (30,191)
                                                                                                     -----------        -----------
     TOTAL SHAREHOLDERS' EQUITY                                                                          259,558            256,868
                                                                                                     -----------        -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $ 1,269,569        $ 1,327,573
                                                                                                     ===========        ===========


See Notes to Consolidated Financial Statements.

                              UNITED COMMUNITY FINANCIAL CORP.

                             CONSOLIDATED STATEMENTS OF INCOME
                                        (Unaudited)


                                                                         For the Three Months Ended      For the Six Months Ended
                                                                                   June 30,                      June 30,
                                                                       -----------------------------   ----------------------------
                                                                            2000           1999            2000            1999
                                                                       ------------    ------------    ------------    ------------
                                                                              (In thousands)                 (In thousands)
INTEREST INCOME
     Loans                                                             $     15,050    $     13,503    $     29,364    $     26,757
     Mortgage-backed securities:
         Available for sale                                                   1,727           1,699           3,540           3,151
         Held to maturity                                                     2,236           2,814           4,589           5,863
     Investment securities:
         Trading                                                                 30              22              71              49
         Available for sale                                                   2,104           2,231           4,335           3,907
         Held to maturity                                                        17               8              34              97
     Margin accounts                                                            926             524           1,671             918
     FHLB stock dividend                                                        239             212             463             419
     Other interest-earning assets                                               91           1,377             232           3,275
                                                                       ------------    ------------    ------------    ------------
             Total interest income                                           22,420          22,390          44,299          44,436
INTEREST EXPENSE
     Interest expense on deposits                                             8,268           7,488          16,429          14,996
     Interest expense on other borrowed funds                                 2,103             276           4,025             470
                                                                       ------------    ------------    ------------    ------------
             Total interest expense                                          10,371           7,764          20,454          15,466
                                                                       ------------    ------------    ------------    ------------
NET INTEREST INCOME                                                          12,049          14,626          23,845          28,970
PROVISION FOR LOAN LOSS ALLOWANCES                                             --                25            --               100
                                                                       ------------    ------------    ------------    ------------
NET INTEREST INCOME AFTER PROVISION FOR
     LOAN LOSS ALLOWANCES                                                    12,049          14,601          23,845          28,870
                                                                       ------------    ------------    ------------    ------------
NONINTEREST INCOME
     Commissions                                                              4,238           4,224           9,622           8,328
     Service fees and other charges                                           1,385           1,234           2,640           2,310
     Underwriting and investment banking                                        192              92             214             494
     Net gains (losses):
         Mortgage-backed securities                                            --                (7)           --                40
         Investment securities                                                  (14)           --                (4)           --
         Trading securities                                                    (144)             40             227             (18)
         Other                                                                   (4)            (10)             (3)             (9)
     Other income                                                               204             188             416             365
                                                                       ------------    ------------    ------------    ------------
             Total noninterest income                                         5,857           5,761          13,112          11,510
                                                                       ------------    ------------    ------------    ------------
NONINTEREST EXPENSES
     Salaries and employee benefits                                           8,470           7,864          18,098          15,693
     Occupancy                                                                  532             515             988             973
     Equipment and data processing                                            1,446           1,308           2,746           2,557
     Deposit insurance premiums                                                  43             114              84             230
     Franchise tax                                                              932             474           1,865             936
     Advertising                                                                316             394             817             738
     Other expenses                                                           1,488           1,374           3,070           3,007
                                                                       ------------    ------------    ------------    ------------
             Total noninterest expenses                                      13,227          12,043          27,668          24,134
                                                                       ------------    ------------    ------------    ------------
INCOME BEFORE INCOME TAXES                                                    4,679           8,319           9,289          16,246
INCOME TAXES                                                                  1,709           3,017           3,217           5,818
                                                                       ------------    ------------    ------------    ------------
NET INCOME                                                             $      2,970    $      5,302    $      6,072    $     10,428
                                                                       ============    ============    ============    ============


EARNINGS PER SHARE:
     Basic and diluted                                                 $       0.09    $       0.16    $       0.18    $       0.31
     Average common shares outstanding                                   32,903,672      33,898,237      32,913,530      33,877,622
     Average common and common equivalent shares outstanding             33,442,391      33,898,237      33,438,734      33,877,622

See Notes to Consolidated Financial Statements.


                                                  UNITED COMMUNITY FINANCIAL CORP.
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                  Six Months Ended June 30,
                                                                                                ----------------------------
                                                                                                   2000               1999
                                                                                                ---------          ---------
                                                                                                       (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                  $   6,072          $  10,427
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Provision for loan loss allowances                                                          --                  100
         Net losses (gains)                                                                             7                (31)
         Accretion of discounts and amortization of premiums                                         (186)              (309)
         Depreciation                                                                                 713                676
         ESOP compensation                                                                          1,019              1,069
         Amortization of restricted stock compensation                                                839               --
         FHLB stock dividends                                                                        (462)              (418)
         Decrease in trading securities                                                             2,496                961
         Increase in margin accounts                                                               (9,711)           (11,933)
         Increase in interest receivable                                                             (310)            (1,525)
         Increase in prepaid and other assets                                                      (3,626)            (2,883)
         Decrease in accounts receivable                                                             --                   63
         (Decrease) increase in interest payable                                                   (2,171)               132
         Increase in other liabilities                                                              7,877              5,455
                                                                                                ---------          ---------
                      Net cash provided by operating activities                                     2,557              1,784
                                                                                                ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from principal repayments and maturities of:
         Mortgage-backed securities held to maturity                                               13,015             28,018
         Mortgage-backed securities available for sale                                             10,198             16,178
         Investment securities held to maturity                                                       693              5,000
         Investment securities available for sale                                                  24,066              5,000
    Proceeds from sale of:
         Investment securities available for sale                                                   8,502               --
         Mortgage-backed securities available for sale                                               --                4,951
    Purchases of:
         Investment securities available for sale                                                 (14,729)          (102,505)
         Investment securities held to maturity                                                      (476)              --
         Mortgage-backed securities available for sale                                               --              (50,532)
    Net principal disbursed on loans                                                              (53,572)           (29,614)
    Loans purchased                                                                                (4,603)              --
    Purchases of premises and equipment                                                            (1,456)              (690)
    Other                                                                                              30                 81
                                                                                                ---------          ---------
                      Net cash used in investing activities                                       (18,332)          (124,113)
                                                                                                ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net (decrease) increase in NOW, savings and money market accounts                          (3,481)            15,899
        Net decrease in certificates of deposit                                                      (587)           (11,555)
        Net decrease in advance payments by borrowers
          for taxes and insurance                                                                     (78)              (198)
        Net (decrease) increase in borrowed funds                                                 (62,168)            15,523
        Dividends paid                                                                             (5,080)            (4,819)
                                                                                                ---------          ---------
                      Net cash (used in) provided by financing activities                         (71,394)            14,850
                                                                                                ---------          ---------
Decrease in cash and cash equivalents                                                             (87,169)          (107,479)
Cash and cash equivalents, beginning of period                                                    111,445            171,874
                                                                                                ---------          ---------
Cash and cash equivalents, end of period                                                        $  24,276          $  64,395
                                                                                                =========          =========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
      Interest on deposits and borrowings                                                       $  22,696          $  15,331
      Income taxes                                                                                    885              5,017
Supplemental schedule of noncash activities:
    Transfers from loans to real estate owned                                                         178                156




See Notes to Consolidated Financial Statements.

                        UNITED COMMUNITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    BASIS OF PRESENTATION

United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. Home Savings has 14 offices located throughout Mahoning, Columbiana and Trumbull Counties in northeastern Ohio. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for three wholly owned subsidiaries: Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Through these subsidiaries, Butler Wick's business includes investment brokerage services, which it has conducted for over 70 years, and a network of integrated financial services, including asset management, trust and estate services, public finance and insurance. Butler Wick and its subsidiaries have ten offices throughout northeastern Ohio and western Pennsylvania. See Note 2 for a more detailed description of the acquisition of Butler Wick.

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

The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, contained in United Community's Form 10-K for the year ended December 31, 1999.

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

3.    COMPREHENSIVE INCOME

              United Community's comprehensive income for the three and six months ended June 30, 2000 and 1999 are as follows:

                                                                       Three Months Ended June 30,
                                                                      ----------------------------
                                                                       2000              1999
                                                                      ------            -------
                                                                            (In thousands)
         Net income                                                   $2,970            $ 5,302
         Unrealized holding gains (losses) arising
           during the period, net of tax effect of
           $169 and ($808), respectively                                 306             (1,474)
         Reclassification adjustment for losses
            included in net income, net of tax effect of $5
           and ($14), respectively                                         9                (26)

                                                                      ------            -------
         Comprehensive income                                         $3,285            $ 3,802
                                                                      ======            =======


                                                                       Six Months Ended June 30,
                                                                      --------------------------
                                                                       2000              1999
                                                                      ------            -------
                                                                            (In thousands)
         Net income                                                   $ 6,072            $ 10,427
         Unrealized holding losses arising
           during the period, net of tax effect of
           ($86) and ($1,047), respectively                              (162)             (1,918)
         Reclassification adjustment for losses
            included in net income, net of tax effect of $1
            and ($14), respectively                                         2                 (26)

                                                                      -------            --------
         Comprehensive income                                         $ 5,912            $  8,483
                                                                      =======            ========



4.    SEGMENT INFORMATION

Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires financial disclosure and descriptive information about reportable operating segments, based on how chief decision-makers manage the business. United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and corporate banking services. Investment advisory services provide an investment brokerage and a network of integrated financial services. Condensed statements of income and selected financial information by operating segment for the three and six months ended June 30, 2000 and 1999 are as follows:

                        THREE MONTHS ENDED JUNE 30, 2000

                                                             Investment
                                                              Advisory
                                         Retail Banking       Services      Eliminations         Total
--------------------------------------------------------------------------------------------------------
                                                                  (In thousands)
         Interest income                     $21,936          $   983          $   499          $22,420
         Interest expense                     10,315              555              499           10,371
                                             -------          -------          -------          -------
         Net interest income after
            provision for loan loss           11,621              428             --             12,049
         Non-interest income                     374            5,483             --              5,857
         Non-interest expense                  7,815            5,412             --             13,227
                                             -------          -------          -------          -------
         Income before tax                     4,180              499             --              4,679
         Income tax                            1,529              180             --              1,709
                                             -------          -------          -------          -------
         Net income                          $ 2,651          $   319          $  --            $ 2,970
                                             =======          =======          =======          =======



                                   THREE MONTHS ENDED JUNE 30, 1999

                                                               Investment
                                                                Advisory
                                         Retail Banking         Services       Eliminations       Total
---------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
         Interest income                       $22,362          $   574          $   546          $22,390
         Interest expense                        8,037              273              546            7,764
         Provision for loan loss                    25             --               --                 25
                                               -------          -------          -------          -------
         Net interest income after
            provision for loan loss             14,300              301             --             14,601
         Non-interest income                       504            5,257             --              5,761
         Non-interest expense                    7,113            4,930             --             12,043
                                               -------          -------          -------          -------
         Income before tax                       7,691              628             --              8,319
         Income tax                              2,800              217             --              3,017
                                               -------          -------          -------          -------
         Net income                            $ 4,891          $   411          $  --            $ 5,302
                                               =======          =======          =======          =======



                                     SIX MONTHS ENDED JUNE 30, 2000

                                                            Investment
                                                             Advisory
                                         Retail Banking      Services        Eliminations       Total
--------------------------------------------------------------------------------------------------------
                                                                        (In thousands)
         Interest income                     $43,507          $ 1,791          $   999          $44,299
         Interest expense                     20,457              996              999           20,454
                                             -------          -------          -------          -------
         Net interest income after
            provision for loan loss           23,050              795             --             23,845
         Non-interest income                   1,210           11,902             --             13,112
         Non-interest expense                 15,802           11,866             --             27,668
                                             -------          -------          -------          -------
         Income before tax                     8,458              831             --              9,289
         Income tax                            2,918              299             --              3,217
                                             -------          -------          -------          -------
         Net income                          $ 5,540          $   532          $  --            $ 6,072
                                             =======          =======          =======          =======



                                        SIX MONTHS ENDED JUNE 30, 1999

                                                             Investment
                                                              Advisory
                                         Retail Banking       Services        Eliminations       Total
---------------------------------------------------------------------------------------------------------
                                                                    (In thousands)
         Interest income                      $44,508          $ 1,021          $ 1,093          $44,436
         Interest expense                      16,091              468            1,093           15,466
         Provision for loan loss                  100             --               --                100
                                              -------          -------          -------          -------
         Net interest income after
            provision for loan loss            28,317              553             --             28,870
         Non-interest income                      894           10,616             --             11,510
         Non-interest expense                  14,227            9,907             --             24,134
                                              -------          -------          -------          -------
         Income before tax                     14,984            1,262             --             16,246
         Income tax                             5,382              436             --              5,818
                                              -------          -------          -------          -------
         Net income                           $ 9,602          $   826          $  --            $10,428
                                              =======          =======          =======          =======




                                            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                                          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                                  UNITED COMMUNITY FINANCIAL CORP.

                                                                                    At or For the Three        At or For the Six
                                                                                        Months Ended              Months Ended
                                                                                           June 30,                June 30,
                                                                                  -----------------------    ----------------------
SELECTED FINANCIAL RATIOS AND OTHER DATA: (1)                                        2000          1999        2000         1999
                                                                                  -----------   ---------    --------   ----------

Performance ratios:
             Return on average assets (2)                                             0.96%        1.62%        0.98%        1.60%
             Return on average equity (3)                                             4.59%        4.43%        4.70%        4.37%
             Interest rate spread (4)                                                 3.07%        3.14%        3.05%        3.11%
             Net interest margin (5)                                                  4.02%        4.61%        3.98%        4.58%
             Noninterest expense to average assets                                    4.26%        3.69%        4.47%        3.71%
             Efficiency ratio (6)                                                    73.87%       59.07%       74.87%       59.62%
             Average interest-earning assets to average interest-
                   bearing liabilities                                              127.41%      159.83%      127.31%      160.12%
Capital ratios:
             Average equity to average assets                                        20.88%       36.64%       20.86%       36.69%
             Equity to assets, end of period                                         20.44%       36.44%       20.44%       36.44%
             Tangible capital                                                        13.53%       27.00%       13.53%       27.00%
             Core capital                                                            13.53%       27.00%       13.53%       27.00%
             Risk-based capital                                                      23.86%       50.42%       23.86%       50.42%
Asset quality ratio:
             Nonperforming loans to total loans at end of period (7)                  0.51%        0.80%        0.51%        0.80%
             Nonperforming assets to average assets (8)                               0.34%        0.43%        0.34%        0.44%
             Nonperforming assets to total assets at end of period (8)                0.34%        0.43%        0.34%        0.43%
             Allowance for loan losses as a percent of loans                          0.80%        0.93%        0.80%        0.93%
             Allowance for loan losses as a percent of
                   nonperforming loans (7)                                          159.25%      116.84%      159.25%      116.84%
             Number of full service offices                                             14           14           14           14
             Number of full service brokerage offices                                   10           10           10           10
Per share data:
             Basic earnings per share (9)                                         $   0.09      $  0.16      $  0.18    $    0.31
             Diluted earnings per share (9)                                           0.09         0.16         0.18         0.31
             Book value (10)                                                          7.63        14.11         7.63        14.11

_________________________________________________________
          (1)            Ratios for the three and six month periods are annualized where appropriate.
          (2)            Net income divided by average total assets.
          (3)            Net income divided by average total equity.
          (4)            Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
          (5)            Net interest income as a percentage of average interest-earning assets.
          (6)            Noninterest expense divided by the sum of net interest income and noninterest income.
          (7)            Nonperforming loans consist of nonaccrual loans and restructured loans.
          (8)            Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.
          (9)            Net income divided by average number of shares outstanding, adjusted for the dilutive effect of restrictive stock, as necessary.
         (10)            Equity divided by number of shares outstanding less unallocated ESOP shares.

    COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999


Total assets were $1.3 billion at June 30, 2000, a $58.0 million, or 4.4%, decrease compared to December 31, 1999. The primary reasons for the decrease in total assets were a decrease in cash and cash equivalents of $87.2 million and a decrease in securities of $44.2 million. These decreases were partially offset by increases of $58.3 million in net loans, $9.7 million in margin accounts and a $3.6 million increase in other assets primarily due to a $1.9 million increase in prepaid Ohio franchise taxes, a $642,000 increase in deferred tax assets and a $584,000 increase in receivables.

Net loans increased $58.3 million, or 8.1%, to $781.4 million at June 30, 2000, compared to $723.1 million at December 31, 1999. The most significant increase was in commercial loans, which increased $33.9 million, or 38.3%. Mortgage loans increased $17.9 million, or 3.02%, and consumer loans increased $6.5 million, or 15.4%. In accordance with strategic goals, Home Savings hired several individuals to manage and develop existing and new loan products to continue loan growth. In July 2000, Home Savings has also announced plans to open loan origination offices in the Cleveland, Akron, Canton and Stow markets to expand its geographic market. Home Savings is aware that there can be risks associated with this type of expansion.

Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds, investment securities and mortgage-related securities. Overnight funds decreased $80.1 million, or 99.2%, to $622,000 at June 30, 2000 from $80.7 million at December 31, 1999. Securities available for sale, which include both investment and mortgage-related securities, decreased $28.5 million, or 10.3%, since December 31, 1999. Securities held to maturity, which also consist of both investment securities and mortgage-related securities, decreased $13.2 million, or 9.5%, since December 31, 1999. The net decrease in overnight funds and securities, along with a $7.1 million decrease in cash and deposits with banks, were primarily used to reduce other borrowed funds by $62.2 million, reduce deposits $4.1 million, fund an increase in net loans of $58.3 million and fund an increase in margin accounts of $9.7 million. Trading securities, which consist of investment securities, decreased $2.5 million, or 32.6%, to $5.2 million at June 30, 2000. Securities available for sale, in conjunction with overnight funds, enable United Community to utilize excess funds while providing a great deal of liquidity and flexibility as United Community pursues other investment opportunities.

Nonaccrual and restructured loans have been relatively stable since December 31, 1999. At June 30, 2000, total nonaccrual and restructured loans accounted for 0.51% of net loans receivable, compared to 0.54% at December 31, 1999. Total nonperforming assets were 0.34% of total assets as of June 30, 2000 compared to 0.30% as of December 31, 1999.

Total deposits decreased $4.1 million from $834.1 million at December 31, 1999 to $830.0 million at June 30, 2000. The decrease was due to a decrease in savings accounts of $7.2 million and certificates of deposits of $671,000, which were partially offset by an increase in checking accounts of $3.6 million.

Other borrowed funds decreased $62.2 million to $151.4 million at June 30, 2000 compared to $213.6 million at December 31, 1999. This decrease was funded by decreases in cash and cash equivalents and investments. As of June 30, 2000, $110.5 million of the other borrowed funds consisted of short term Federal Home Loan Bank advances. The remaining funds consist of a revolving line of credit and other short-term borrowings.

Accrued expenses and other liabilities increased $7.8 million to $22.6 million at June 30, 2000 compared to $14.8 million at December 31, 1999. This increase is primarily due to an increase of $3.1 million in accrued federal income taxes, an increase in outstanding office checks of $2.6 million and an increase in deferred compensation related to the Butler Wick retention plan of $625,000.

Shareholders' equity increased $2.7 million, or 1.0%, to $259.6 million at June 30, 2000 from $256.9 million at December 31, 1999. The increase was primarily due to earnings for the six months, which were partially offset by quarterly dividends of $0.075 per share paid in March and June of 2000. Book value per share was $7.63 as of June 30, 2000.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                         JUNE 30, 2000 AND JUNE 30, 1999

NET INCOME. Net income for the three months ended June 30, 2000 was $3.0 million, or $0.09 per diluted share. Net income for the comparable period in 1999 was $5.3 million, or $0.16 per diluted share. The primary reason for the decrease in net income of $2.3 million for the three months ended June 30, 2000, compared to the same period in 1999, was a decrease of $2.6 million in net interest income and an increase in noninterest expense of $1.2 million. United Community's annualized return on average assets and return on average equity were 0.96% and 4.59%, respectively, for the three months ended June 30, 2000. The annualized return on average assets and return on average equity for the comparable period in 1999 were 1.62% and 4.43%, respectively.

NET INTEREST INCOME. Net interest income declined $2.6 million for the three months ended June 30, 2000, compared to the second quarter of 1999, primarily due to an increase in interest expense of $2.6 million. The increase in interest expense was due to two factors. First, interest on other borrowed funds increased $1.8 million due to an increase in borrowed funds in connection with the $6.00 per share special capital distribution paid in October 1999. The second factor was an increase in expense on deposits of $780,000, which was due to an increase in average deposits and interest rates for the three months ended June 30, 2000 compared to the same period in 1999.

PROVISION FOR LOAN LOSSES. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. No provision for loan loss allowance was recorded for the second quarter of 2000, compared to a provision of $25,000 for the second quarter of 1999. Home Savings' allowance for loan losses totaled $6.3 million at June 30, 2000, which was 0.80% of total loans.

NONINTEREST INCOME. Noninterest income increased $96,000, or 1.7%, from $5.8 million for the three months ended June 30, 1999, to $5.9 million for the three months ended June 30, 2000. The primary reason for the increase was a $151,000 increase in service fees and other charges and a $100,000 increase in underwriting and investment banking. These increases were partially offset by a $184,000 loss on trading securities.

NONINTEREST EXPENSE. Total noninterest expense increased $1.2 million, or 9.8%, to $13.2 million for the three months ended June 30, 2000, from $12.0 million for the three months ended June 30, 1999. The increase was primarily due to an increase in salaries and employee benefits of $606,000 and an increase in franchise tax expense of $458,000. The increase in salaries and employee benefits for the second quarter of 2000 was primarily due to recognition of expenses related to the United Community Recognition and Retention Plan and the Butler Wick Retention Plan and expenses related to new hires and merit increases between the periods. Home Savings' franchise tax is based on its level of equity at year-end. Franchise tax expense has increased due to Home Savings having higher equity for its 2000 tax return compared to its 1999 tax return.

FEDERAL INCOME TAXES. The provision for federal income taxes decreased $1.3 million, or 43.4%, for the three months ended June 30, 2000, compared to the three months ended June 30, 1999, primarily due to the lower pre-tax income for the second quarter of 2000 compared to the second quarter of 1999. The effective tax rates were 36.5% and 36.3% for the three months ended June 30, 2000 and 1999, respectively.

            COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
                         JUNE 30, 2000 AND JUNE 30, 1999

NET INCOME. Net income for the six months ended June 30, 2000 was $6.1 million, or $0.18 per diluted share. Net income for the comparable period in 1999 was $10.4 million, or $0.31 per diluted share. The primary reason for the decrease in net income of $4.3 million for the six months ended June 30, 2000, compared to the same period in 1999, was a decrease of $5.1 million in net interest income and an increase in noninterest expense of $3.5 million. These increases were partially offset by a $1.6 million increase in noninterest income. United Community's annualized return on average assets and return on average equity were 0.98% and 4.70%, respectively, for the six months ended June 30, 2000. The annualized return on average assets and return on average equity for the comparable period in 1999 were 1.60% and 4.37%, respectively.

NET INTEREST INCOME. Net interest income declined $5.1 million for the six months ended June 30, 2000, compared to the same period of 1999, primarily due to an increase in interest expense of $5.0 million. The increase in interest expense was due to two factors. First, interest on other borrowed funds increased $3.6 million due to an increase in borrowed funds in connection with the $6.00 per share special capital distribution paid in October 1999. The second factor was an increase in expense on deposits of $1.4 million, which was due to an increase in average deposits of $39.8 million and an increase in interest rates from June 30, 1999 to June 30, 2000.

PROVISION FOR LOAN LOSSES. No provision for loan losses was recorded for the six months ended June 30, 2000, compared to a provision of $100,000 for the six months ended June 30, 1999. The decrease in the provision resulted from management's consideration of the same factors previously mentioned.

NONINTEREST INCOME. Noninterest income increased $1.6 million, or 13.9%, from $11.5 million for the six months ended June 30, 1999, to $13.1 million for the six months ended June 30, 2000. The primary reason for the increase was a $1.3 million increase in commissions earned by Butler Wick due to an increase in the volume of brokerage transactions.

NONINTEREST EXPENSE. Total noninterest expense increased $3.5 million, or 14.6%, to $27.7 million for the six months ended June 30, 2000, from $24.1 million for the six months ended June 30, 1999. The increase was primarily due to an increase in salaries and employee benefits of $2.4 million and an increase in franchise tax expense of $929,000. The increase in salaries and employee benefits for the six months ended June 30, 2000 was primarily due to expenses related to the Butler Wick Retention Plan and the United Community Recognition and Retention Plan. The remainder of the increase is primarily due to increases in commissions paid due to an increase in the volume of brokerage transactions at Butler Wick, new hires and merit increases between the periods. Home Savings' franchise tax is based on its level of equity at year-end. Franchise tax expense has increased due to Home Savings having higher equity for its 2000 tax return compared to its 1999 tax return.

FEDERAL INCOME TAXES. The provision for federal income taxes decreased $2.6 million, or 44.7%, for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, primarily due to the lower pre-tax income for the first six months of 2000 compared to the first six months of 1999. The effective tax rates were 34.6% and 35.8% for the six months ended June 30, 2000 and 1999, respectively.

                        UNITED COMMUNITY FINANCIAL CORP.
                             AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 2000 and June 30, 1999. Average balance calculations were based on daily balances.

                                                                              THREE MONTHS ENDED JUNE 30,
                                                -----------------------------------------------------------------------------------
                                                                    2000                                      1999
                                                ----------------------------------------------------------------------------------

                                                   AVERAGE       INTEREST                     AVERAGE       INTEREST
                                                 OUTSTANDING      EARNED/      YIELD/       OUTSTANDING      EARNED/       YIELD/
                                                   BALANCE         PAID         RATE          BALANCE         PAID          RATE
                                                  ----------    ----------   ---------      ----------     ----------    ---------
                                                                                   (IN THOUSANDS)

Interest-earning assets:
Net loans (1)                                     $  750,572    $   15,050        8.02%     $  677,037    $   13,503          7.98%
Mortgage-backed securities:
  Available for sale                                 106,130         1,727        6.51%        111,347         1,699          6.10%
  Held to maturity                                   128,597         2,236        6.96%        161,476         2,814          6.97%
Investment securities:
   Trading                                             6,517            30        1.84%          1,777            22          4.95%
   Available for sale                                144,228         2,104        5.84%        159,575         2,231          5.59%
   Held to maturity                                    1,125            17        6.04%            654             8          4.89%
Margin accounts                                       42,881           926        8.64%         29,725           524          7.05%
Other interest-earning assets                         19,107           330        6.91%        128,664         1,589          4.94%
                                                  ----------    ----------   ---------      ----------    ----------     ---------

Total interest-earning assets                      1,199,157        22,420        7.48%      1,270,255        22,390          7.05%

Noninterest-earning assets                            41,680                                    35,910
                                                  ----------                                ----------
Total assets                                      $1,240,837                                $1,306,165
                                                  ==========                                ==========


Interest-bearing liabilities:
Checking and demand accounts                      $  147,288    $    1,022        2.78%     $  126,194    $      764          2.42%
Savings accounts                                     218,833         1,353        2.47%        224,277         1,384          2.47%
Certificates of deposit                              443,474         5,893        5.32%        423,562         5,340          5.04%
Other borrowed funds                                 131,566         2,103        6.39%         20,744           276          5.32%
                                                  ----------    ----------   ---------      ----------    ----------     ---------

Total interest-bearing liabilities                   941,161        10,371        4.41%        794,777         7,764          3.91%
                                                                ----------   ---------                    ----------     ---------

Noninterest-bearing liabilities                       40,595                                    32,755
                                                  ----------                                ----------
Total liabilities                                    981,756                                   827,532
Equity                                               259,081                                   478,633
                                                  ----------                                ----------
Total liabilities and equity                      $1,240,837                                $1,306,165
                                                  ==========                                ==========

Net interest income and
Interest rate spread                                            $   12,049        3.07%                   $   14,626          3.14%
                                                                ==========   ==========                   ==========     =========

Net interest margin                                                               4.02%                                       4.61%
                                                                             ==========                                  =========

Average interest-earning assets to average
   interest-bearing liabilities                                                 127.41%                                     159.83%
                                                                             =========                                   =========

____________________

(1)   Nonaccrual loans are included in the average balance.

                        UNITED COMMUNITY FINANCIAL CORP.
                             AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six month periods ended June 30, 2000 and June 30, 1999. Average balance calculations were based on daily balances.

                                                                              SIX MONTHS ENDED JUNE 30,
                                                ---------------------------------------------------------------------------------
                                                                     2000                                  1999
                                                ---------------------------------------------------------------------------------

                                                 AVERAGE       INTEREST                     AVERAGE      INTEREST
                                                OUTSTANDING      EARNED/       YIELD/      OUTSTANDING     EARNED/        YIELD/
                                                 BALANCE         PAID          RATE         BALANCE         PAID          RATE
                                                ----------    ----------    ----------     ----------    ----------    ----------
                                                                                   (IN THOUSANDS)

Interest-earning assets:
Net loans (1)                                   $  739,663    $   29,364         7.94%    $  670,683    $   26,757         7.98%
Mortgage-backed securities:
   Available for sale                              108,853         3,540         6.50%       103,481         3,151         6.09%
   Held to maturity                                131,867         4,589         6.96%       168,270         5,863         6.97%
Investment securities:
   Trading                                           6,616            71         2.15%         3,148            49         3.11%
   Available for sale                              149,357         4,335         5.80%       139,001         3,907         5.62%
   Held to maturity                                  1,143            35         6.12%         3,175            97         6.11%
Margin accounts                                     39,588         1,671         8.44%        26,500           918         6.93%
Other interest-earning assets                       21,155           694         6.56%       150,527         3,694         4.91%
                                                ----------    ----------    ----------     ----------    ----------    ----------

Total interest-earning assets                    1,198,242        44,299         7.39%     1,264,785        44,436         7.03%

Noninterest-earning assets                          40,631                                    35,763
                                                ----------                                ----------
Total assets                                    $1,238,873                                $1,300,548
                                                ==========                                ==========


Interest-bearing liabilities:
Checking and demand accounts                    $  145,406    $    1,963         2.70%    $  120,686    $    1,413         2.34%
Savings accounts                                   220,358         2,722         2.47%       224,850         2,760         2.45%
Certificates of deposit                            445,982        11,744         5.27%       426,428        10,823         5.08%
Other borrowed funds                               129,443         4,025         6.22%        17,914           470         5.25%
                                                ----------    ----------    ----------     ----------    ----------    ---------

Total interest-bearing liabilities                 941,189        20,454         4.35%       789,878        15,466         3.92%
                                                              ----------    ----------                   ----------    ---------

Noninterest-bearing liabilities                     39,257                                    33,488
                                                ----------                                ----------
Total liabilities                                  980,446                                   823,366
Equity                                             258,427                                   477,182
                                                ----------                                ----------
Total liabilities and equity                    $1,238,873                                $1,300,548
                                                ==========                                ==========

Net interest income and
Interest rate spread                                          $   23,845         3.05%                  $   28,970         3.11%
                                                              ==========     =========                  ==========    ==========

Net interest margin                                                              3.98%                                     4.58%
                                                                             =========                                ==========

Average interest-earning assets to average
   interest-bearing liabilities                                                127.31%                                   160.12%
                                                                           ===========                                =========

------------------------------

(1)   Nonaccrual loans are included in the average balance.



                                                  UNITED COMMUNITY FINANCIAL CORP.
                                                        RATE/VOLUME ANALYSIS





                                                  For the Three Months Ended June 30,          For the Six Months Ended June 30,
                                                --------------------------------------       --------------------------------------
                                                            2000 vs. 1999                               2000 vs. 1999
                                                --------------------------------------       --------------------------------------
                                                          Increase                                  Increase
                                                     (decrease) due to          Total          (decrease) due to          Total
                                                 ------------------------     increase       ---------------------      increase
                                                     Rate         Volume     (decrease)         Rate         Volume    (decrease)
                                                 ---------       --------    ----------      --------       -------     ---------
                                                              (In thousands)                             (In thousands)

Interest-earning assets:
  Loans                                            $    73       $ 1,474       $ 1,547       $  (131)      $ 2,738       $ 2,607
  Mortgage-backed securities:
    Available for sale                                  95           (67)           28           221           168           389
    Held to maturity                                    (6)         (572)         (578)           (7)       (1,267)       (1,274)
  Investment securities:
    Trading securities                                  (2)           10             8            (9)           31            22
    Available for sale                                 105          (232)         (127)          130           298           428
    Held to maturity                                     2             7             9          --             (63)          (63)
  Margin accounts                                      135           267           402           232           521           753
  Other interest-earning assets                      1,107        (2,366)       (1,259)        1,933        (4,932)       (2,999)
                                                   -------       -------       -------       -------       -------       -------
    Total interest-earning assets                  $ 1,509       $(1,479)           30       $ 2,369       $(2,506)         (137)
                                                   =======       =======       =======       =======       =======       =======

Interest-bearing liabilities:
  Savings accounts                                       3           (34)          (31)           18           (56)          (38)
  Checking accounts                                    120           138           258           235           315           550
  Certificates of deposit                              296           257           553           415           506           921
  Other borrowed funds                                  66         1,761         1,827           104         3,451         3,555
                                                   -------       -------       -------       -------       -------       -------
    Total interest-bearing liabilities             $   485       $ 2,122         2,607       $   772       $ 4,216         4,988
                                                   =======       =======       -------       =======       =======       -------

Change in net interest income                                                  $(2,577)                                  $(5,125)
                                                                               =======                                   =======



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

                           PART II. OTHER INFORMATION

                        UNITED COMMUNITY FINANCIAL CORP.

ITEMS 1, 3 AND 5 - NOT APPLICABLE

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS
On May 30, 2000, United Community registered 3,471,562 shares for the Long-Term Incentive Plan approved by shareholders on July 12, 1999. On March 23, 2000, stock options to purchase 638,483 shares were granted to key individuals of Home Savings and Butler Wick at an exercise price of $6.97. As of June 30, 2000 none of the options have been exercised.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On April 27, 2000, United Community held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to shareholders for a vote. First, shareholders elected six directors to the terms indicated by the following votes:

              Director                Term expiring in               For                 Withhold
     ----------------------------                              ----------------      -----------------
     Herbert F. Schuler, Sr.                 2001                28,041,314              1,381,849
     Donald J. Varner                        2001                27,988,122              1,435,041
     John F. Zimmerman, Jr.                  2001                28,013,412              1,409,751
     Richard M. Barrett                      2002                27,946,768              1,476,395
     Thomas J. Cavalier                      2002                27,974,480              1,448,683
     Douglas M. McKay                        2002                27,812,530              1,610,633

The shareholders also ratified the selection of Deloitte & Touche LLP, certified public accountants, as auditors for the 2000 fiscal year by the following vote:

                                               For                  Against               Abstain
                                       ---------------------    -----------------     ----------------
                                               28,246,865            804,061              372,237


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

Exhibit
Number                              Description
 ...............      ...........................................................

    10.1 Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and David G. Lodge, dated June 9, 2000.

    10.1 Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack, dated June 19, 2000.

    11               Statement regarding computation of earnings per share

    27               Financial Data Schedule - EDGAR only

b.  Reports on Form 8-K

On April 19, 2000 United Community filed a Form 8-K disclosing operating results for the quarter ended March 31, 2000.

                        UNITED COMMUNITY FINANCIAL CORP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNITED COMMUNITY FINANCIAL CORP.



Date:         August 11, 2000         /s/ Douglas M. McKay
                                      ------------------------------------------
                                      Douglas M. McKay, President

Date:         August 11, 2000         /s/ Patrick A. Kelly
                                      ------------------------------------------
                                      Patrick A. Kelly, Treasurer