Form 10-Q
period 2000-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2000-11-14
CIK 707886

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-24399

UNITED COMMUNITY FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Ohio	34-1856319

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

275 Federal Plaza West
Youngstown, Ohio	44503-1203

(Address of principal executive offices)	(Zip Code)

(330) 742-0500

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

37,751,685 common shares as of October 31, 2000

		PAGE

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition as of September 30, 2000 and December 31,1999	1

	Consolidated Statements of Income for the Three Months and Nine Months Ended September 30, 2000 and 1999	2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 1999	3

	Notes to Consolidated Financial Statements	4 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 14

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	14

Part II. OTHER INFORMATION		15

Signatures		16

Exhibits		17-18

PART I FINANCIAL INFORMATION

ITEM 1.  Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	September 30,	December 31,
	2000	1999

	(In thousands)

Assets:

Cash and deposits with banks	$23,013	$30,759

Federal funds sold and other	16,992	80,686

Total cash and cash equivalents	40,005	111,445

Investment securities:

Trading (amortized cost of $5,808 and $7,647, respectively)	5,813	7,657

Available for sale (amortized cost of $113,594 and $163,515, respectively)	113,010	161,904

Held to maturity (fair value of $891 and $1,098, respectively)	875	1,091

Mortgage-related securities:

Available for sale (amortized cost of $101,125 and $116,569, respectively)	99,097	113,559

Held to maturity (fair value of $116,039 and $135,993, respectively)	117,847	138,079

Loans, net (including allowance for loan losses of $6,461 and $6,405, respectively)	835,867	723,087

Margin accounts	46,515	32,751

Federal Home Loan Bank stock	13,538	12,825

Premises and equipment	11,039	9,252

Accrued interest receivable	7,848	8,347

Real estate owned	307	158

Other assets	8,485	7,418

Total assets	$1,300,246	$1,327,573

Liabilities and Shareholders’ Equity

Liabilities:

Deposits	$854,390	$834,087

Other borrowed funds	162,639	213,578

Advance payments by borrowers for taxes and insurance	2,227	4,038

Accrued interest payable	2,356	4,168

Accrued expenses and other liabilities	16,069	14,834

Total liabilities	$1,037,681	$1,070,705

Commitments and Contingencies

Shareholders’ Equity:

Preferred stock-no par value; 1,000,000 shares authorized and unissued at September 30, 2000	—	—

Common stock-no par value; 499,000,000 shares authorized; 37,802,873 shares issued and outstanding at September 30, 2000	136,903	136,509

Retained earnings	155,091	153,553

Other comprehensive income	(1,698)	(3,003)

Unearned stock compensation	(27,731)	(30,191)

Total shareholders’ equity	262,565	256,868

Total liabilities and shareholders’ equity	$1,300,246	$1,327,573

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2000	1999	2000	1999

	(In thousands)		(In thousands)

Interest income

Loans	$16,159	$13,759	$45,523	$40,515

Mortgage-related securities:

Available for sale	1,640	1,957	5,180	5,108

Held to maturity	2,095	2,615	6,683	8,479

Investment securities:

Trading	12	31	84	99

Available for sale	1,982	2,879	6,316	6,786

Held to maturity	13	—	48	78

Margin accounts	967	611	2,638	1,565

FHLB stock dividend	250	226	713	645

Other interest-earning assets	118	621	350	3,861

Total interest income	23,236	22,699	67,535	67,136

Interest expense

Interest expense on deposits	9,124	7,509	25,554	22,504

Interest expense on other borrowed funds	2,319	341	6,343	812

Total interest expense	11,443	7,850	31,897	23,316

Net interest income	11,793	14,849	35,638	43,820

Provision for loan loss allowance	150	—	150	100

Net interest income after provision for loan loss allowances	11,643	14,849	35,488	43,720

Noninterest income

Commissions	3,910	3,563	13,532	11,891

Service fees and other charges	1,404	1,085	4,017	3,395

Underwriting and investment banking	113	40	327	396

Net gains (losses):

Mortgage-backed securities	—	—	—	40

Investment securities	50	—	46	—

Trading securities	(49)	21	178	141

Other	8	(2)	5	(11)

Other income	278	155	694	520

Total noninterest income	5,714	4,862	18,799	16,372

Noninterest expenses

Salaries and employee benefits	9,483	18,110	27,554	33,803

Gain on postretirement curtailment	(2,928)	—	(2,928)	—

Loss on pension termination	1,008	—	1,008	—

Occupancy	552	500	1,540	1,473

Equipment and data processing	1,477	1,234	4,222	3,792

Deposit insurance premiums	42	113	126	343

Franchise tax	927	480	2,793	1,416

Advertising	526	350	1,343	1,088

Acquisition expense	—	431	—	431

Other expenses	1,653	1,351	4,723	4,359

Total noninterest expenses	12,740	22,569	40,381	46,705

Income (loss) before income taxes	4,617	(2,858)	13,906	13,387

Income taxes	1,528	(916)	4,745	4,902

Net income (loss)	$3,089	$(1,942)	$9,161	$8,485

Earnings (loss) per share:

Basic and diluted	$0.09	$(0.06)	$0.27	$0.25

Average common shares outstanding	33,252,174	34,045,813	33,205,268	33,934,302

Average common and common equivalent shares outstanding	34,093,040	34,398,566	34,063,800	34,053,178

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,

	2000	1999

	(In thousands)

Cash Flows from Operating Activities:

Net income	$9,161	$8,485

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Provision for loan loss allowances	150	100

Net gains	(51)	(29)

Accretion of discounts and amortization of premiums	(286)	(384)

Depreciation	1,103	1,006

ESOP compensation	1,476	1,615

Amortization of restricted stock compensation	1,379	9,873

FHLB stock dividends	(713)	(645)

Decrease (increase) in trading securities	1,845	(2,982)

Increase in margin accounts	(13,764)	(13,162)

Decrease (increase) in interest receivable	498	(1,968)

Increase in prepaid and other assets	(1,069)	(2,967)

(Decrease) increase in interest payable	(1,812)	114

Increase in other liabilities	532	4,046

Net cash (used in) provided by operating activities	(1,551)	3,102

Cash Flows from Investing Activities:

Proceeds from principal repayments and maturities of:

Mortgage-related securities held to maturity	20,241	37,861

Mortgage-related securities available for sale	16,645	22,321

Investment securities held to maturity	693	5,000

Investment securities available for sale	62,096	15,000

Proceeds from sale of:

Investment securities available for sale	17,672	—

Mortgage-related securities available for sale	—	4,951

Purchases of:

Investment securities available for sale	(30,038)	(103,508)

Investment securities held to maturity	(476)	—

Mortgage-related securities available for sale	(1,195)	(50,532)

Net principal disbursed on loans	(104,926)	(52,068)

Loans purchased	(7,865)	—

Purchases of premises and equipment	(2,891)	(1,155)

Other	225	128

Net cash used in investing activities	(29,819)	(122,002)

Cash Flows from Financing Activities:

Net (decrease) increase in NOW, savings and money market accounts	(11,298)	7,884

Net increase (decrease) in certificates of deposit	31,601	(7,926)

Net decrease in advance payments by borrowers for taxes and insurance	(1,811)	(1,722)

Net (decrease) increase in borrowed funds	(50,939)	15,811

Dividends paid	(7,623)	(7,457)

Net cash (used in) provided by financing activities	(40,070)	6,590

Decrease in cash and cash equivalents	(71,440)	(112,310)

Cash and cash equivalents, beginning of period	111,445	171,874

Cash and cash equivalents, end of period	$40,005	$59,564

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest on deposits and borrowings	$33,763	$23,193

Income taxes	4,428	5,724

Supplemental schedule of noncash activities:

Transfers from loans to real estate owned	371	276

Accrual for special capital distribution	—	226,549

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

Notes to Consolidated Financial Statements
(Unaudited)

1.  BASIS OF PRESENTATION

      United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. Home Savings has 15 full service offices located throughout Mahoning, Columbiana and Trumbull Counties in northeastern Ohio. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for three wholly owned subsidiaries: Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Through these subsidiaries, Butler Wick’s business includes investment brokerage services, which it has conducted for over 70 years, and a network of integrated financial services, including asset management, trust and estate services, public finance and insurance. Butler Wick and its subsidiaries have 10 full service offices throughout northeastern Ohio and western Pennsylvania. See Note 2 for a more detailed description of the acquisition of Butler Wick.

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

      The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 1999, contained in United Community’s Form 10-K for the year ended December 31, 1999.

2.  ACQUISITION OF BUTLER WICK CORP.

      On August 12, 1999, United Community acquired Butler Wick, which became a wholly owned subsidiary of United Community. In connection with the acquisition, United Community issued approximately 1.7 million common shares in exchange for all of Butler Wick’s outstanding shares. The acquisition was accounted for by the pooling of interests method. Accordingly, the assets, liabilities and shareholders’ equity of Butler Wick were recorded on the books of United Community at their values as reported on the books of Butler Wick immediately prior to the consummation of the acquisition by United Community. This presentation required the restatement of prior periods as if the companies had been combined for all periods presented.

3.  SUBSEQUENT EVENT

      On October 23, 2000, United Community announced that the Board of Directors had authorized United Community to repurchase up to 10%, or approximately 3.7 million, of its outstanding shares. The shares will be repurchased from time-to-time in open market transactions. Repurchased shares will be held as treasury shares and will be available for general corporate purposes, including issuance in connection with stock option exercises.

4.  COMPREHENSIVE INCOME

      United Community’s comprehensive income for the three and nine months ended September 30, 2000 and 1999 are as follows:

	Three Months Ended
	September 30,

	2000	1999

	(In thousands)

Net income	$3,089	$(1,942)

Unrealized holding gains (losses) arising during the period, net of tax effect of $789 and ($290), respectively	1,440	(539)

Reclassification adjustment for gains included in net income, net of tax effect of $13	25	—

Comprehensive income	$4,554	$(2,481)

	Nine Months Ended
	September 30,

	2000	1999

	(In thousands)

Net income	$9,161	$8,485

Unrealized holding gains (losses) arising during the period, net of tax effect of $703 and ($1,337), respectively	1,283	(2,457)

Reclassification adjustment for gains (losses) included in net income, net of tax effect of $12 and ($14), respectively	22	(26)

Comprehensive income	$10,466	$6,002

5.  SEGMENT INFORMATION

      Statement of Financial Accounting Standard (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires financial disclosure and descriptive information about reportable operating segments, based on how chief decision-makers manage the business. United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and corporate banking services. Investment advisory services provide an investment brokerage and a network of integrated financial services. Condensed statements of income and selected financial information by operating segment for the three and nine months ended September 30, 2000 and 1999 are as follows:

	Three months ended September 30, 2000
		Investment
	Retail Banking	Advisory Services	Eliminations	Total

	(In thousands)

Interest income	$22,718	$1,017	$499	$23,236

Interest expense	11,382	560	499	11,443

Provision for loan loss	150	—	—	150

Net interest income after provision for loan loss	11,186	457	—	11,643

Non-interest income	617	5,097	—	5,714

Non-interest expense	7,399	5,341	—	12,740

Income before tax	4,404	213	—	4,617

Income tax	1,452	76	—	1,528

Net income	$2,952	$137	$—	$3,089

	Three months ended September 30, 1999
		Investment
	Retail Banking	Advisory Services	Eliminations	Total

	(In thousands)

Interest income	$22,539	$653	$493	$22,699

Interest expense	8,018	325	493	7,850

Provision for loan loss	—	—	—	—

Net interest income after provision for loan loss	14,521	328	—	14,849

Non-interest income	454	4,408	—	4,862

Non-interest expense	17,930	4,639	—	22,569

Income before tax	(2,955)	97	—	(2,858)

Income tax	(952)	36	—	(916)

Net income	$(2,003)	$61	$—	$(1,942)

	Nine months ended September 30, 2000
		Investment
	Retail Banking	Advisory Services	Eliminations	Total

	(In thousands)

Interest income	$66,226	$2,807	$1,498	$67,535

Interest expense	31,840	1,555	1,498	31,897

Provision for loan loss	150	—	—	150

Net interest income after provision for loan loss	34,236	1,252	—	35,488

Non-interest income	1,826	16,973	—	18,799

Non-interest expense	23,200	17,181	—	40,381

Income before tax	12,862	1,044	—	13,906

Income tax	4,370	375	—	4,745

Net income	$8,492	$669	$—	$9,161

	Nine months ended September 30, 1999
		Investment
	Retail Banking	Advisory Services	Eliminations	Total

	(In thousands)

Interest income	$67,047	$1,674	$1,585	$67,136

Interest expense	24,109	792	1,585	23,316

Provision for loan loss	100	—	—	100

Net interest income after provision for loan loss	42,838	882	—	43,720

Non-interest income	1,347	15,025	—	16,372

Non-interest expense	32,156	14,549	—	46,705

Income before tax	12,029	1,358	—	13,387

Income tax	4,430	472	—	4,902

Net income	$7,599	$886	$—	$8,485

6.  NEW ACCOUNTING STANDARDS

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The FASB delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. The delay was published as SFAS No. 137, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133.” SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. It also amends SFAS No. 133 for decisions made by the FASB relating to the Derivative Implementation Group process. Early application is still permitted. Management has evaluated SFAS No. 133 and SFAS No. 138 and does not expect them to have an impact on United Community’s financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2000	1999	2000	1999
Selected financial ratios and other data: (1)
Performance ratios:

Return on average assets (2)	0.97%	(0.59%)	0.98%	0.87%

Return on average equity (3)	4.74%	(1.62%)	4.71%	2.37%

Interest rate spread (4)	2.82%	3.20%	2.97%	3.15%

Net interest margin (5)	3.83%	4.65%	3.93%	4.60%

Noninterest expense to average assets	4.00%	6.86%	4.30%	4.77%

Efficiency ratio (6)	72.77%	114.50%	74.18%	77.59%

Average interest-earning assets to average interest-bearing liabilities	127.14%	159.10%	127.25%	159.35%

Capital ratios:

Average equity to average assets	20.42%	36.38%	20.71%	36.59%

Equity to assets, end of period	20.19%	19.63%	20.19%	19.63%

Tangible capital	13.50%	27.71%	13.50%	27.71%

Core capital	13.50%	27.71%	13.50%	27.71%

Risk-based capital	23.36%	49.77%	23.36%	49.77%

Asset quality ratios:

Nonperforming loans to total loans at end of period (7)	0.43%	0.75%	0.43%	0.75%

Nonperforming assets to average assets (8)	0.31%	0.42%	0.31%	0.43%

Nonperforming assets to total assets at end of period (8)	0.30%	0.42%	0.30%	0.42%

Allowance for loan losses as a percent of loans	0.77%	0.90%	0.77%	0.90%

Allowance for loan losses as a percent of nonperforming loans (7)	178.43%	120.31%	178.43%	120.31%

Number of full service banking offices	15	14	15	14

Number of full service brokerage offices	10	10	10	10

Per share data:

Basic earnings per share (9)	$0.09	$(0.06)	$0.27	$0.25

Diluted earnings per share (10)	0.09	(0.06)	0.27	0.25

Book value per share (11)	7.69	7.29	7.69	7.29

(1)	Ratios for the three and nine month periods are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense divided by the sum of net interest income and noninterest income.

(7)	Nonperforming loans consist of nonaccrual loans and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

(9)	Net income divided by average number of shares outstanding.

(10)	Net income divided by average number of shares outstanding, adjusted for the dilutive effect of restricted stock.

(11)	Equity divided by number of shares outstanding less unallocated ESOP shares.

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

      Total assets were $1.3 billion at September 30, 2000, a $27.3 million, or 2.1%, decrease compared to December 31, 1999. The primary reasons for the decrease in total assets were a decrease in cash and cash equivalents of $71.4 million and a decrease in securities of $85.6 million. These decreases were partially offset by increases of $112.8 million in net loans and $13.8 million in margin accounts.

      Net loans increased $112.8 million, or 15.6%, to $835.9 million at September 30, 2000, compared to $723.1 million at December 31, 1999. The most significant increase was in one- to-four family residential loans, which increased $51.9 million, or 8.8%. Commercial loans increased $48.1 million, or 54.4%, and consumer loans increased $12.8 million, or 29.9%. Home Savings is expecting continual growth in all loan categories, including commercial loans. Growth of the loan portfolio, especially in commercial loans, can lead to risk of loan losses. Non-residential real estate lending is generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has been appropriately increasing the allowances for loan loss. In accordance with strategic goals, Home Savings opened loan production offices in Canton and Stow in the third quarter and a third loan production office is scheduled to open in Cleveland in the fourth quarter. Though, Home Savings expects these new loan production offices to become profitable, it will experience increased operational expense as a result of additional staffing and office space. Home Savings also opened a new full service office in Howland, Ohio and plans to open offices at Youngstown State University and in the Lincoln Knolls Plaza in Youngstown, Ohio.

      Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds, investment securities and mortgage-related securities. Overnight funds decreased $63.7 million, or 78.9%, to $17.0 million at September 30, 2000 from $80.7 million at December 31, 1999. Securities available for sale, which include both investment and mortgage-related securities, decreased $63.4 million, or 23.0%, since December 31, 1999. Securities held to maturity, which also consist of both investment securities and mortgage-related securities, decreased $20.4 million, or 14.7%, since December 31, 1999. Trading securities, which consist of investment securities, decreased $1.8 million, or 24.1%, to $5.8 million at September 30, 2000. The net decrease in overnight funds and securities, along with a $7.7 million decrease in cash and deposits with banks, was primarily used to reduce other borrowed funds by $50.9 million and to fund increases in net loans of $112.8 million and margin accounts of $13.8 million. Securities available for sale, in conjunction with overnight funds, enable United Community to utilize excess funds while providing a great deal of liquidity and flexibility as United Community pursues other investment opportunities.

      Nonaccrual and restructured loans decreased approximately $311,000 to $3.6 million at September 30, 2000 from $3.9 million at December 31, 1999, primarily due to several one- to four-family loans becoming current. At September 30, 2000, total nonaccrual and restructured loans accounted for 0.43% of net loans receivable, compared to 0.54% at December 31, 1999. Total nonperforming assets were 0.30% of total assets as of September 30, 2000 and December 31, 1999.

      Total deposits increased $20.3 million from $834.1 million at December 31, 1999 to $854.4 million at September 30, 2000. The increase was due to a $31.6 million increase in certificates of deposit and a $4.6 million increase in checking accounts, which were offset by a decrease in savings accounts of $16.2 million. The increases in certificates of deposit and checking accounts were primarily due to competitive interest rates and savings accounts decreased as money is being invested in higher yielding products.

      Other borrowed funds decreased $50.9 million to $162.6 million at September 30, 2000 compared to $213.5 million at December 31, 1999. This decrease was funded by decreases in cash equivalents and investments and an increase in deposits. As of September 30, 2000, $117.5 million of the other borrowed funds consisted of short-term Federal Home Loan Bank advances. The remaining funds consist of a revolving line of credit and other short-term borrowings.

      Shareholders’ equity increased $5.7 million, or 2.2%, to $262.6 million at September 30, 2000 from $256.9 million at December 31, 1999. The increase was primarily due to earnings for the nine months, which were partially offset by quarterly dividends of $0.075 per share paid in March, June and September of 2000. Book value per share was $7.69 as of September 30, 2000.

Comparison of Operating Results for the Three Months Ended

September 30, 2000 and September 30, 1999

      Net Income. Net income for the three months ended September 30, 2000 was $3.1 million, or $0.09, per diluted share. Net loss for the comparable period in 1999 was $1.9 million, or $0.06, per diluted share. The primary reason for the increase in net income of $5.0 million for the three months ended September 30, 2000, compared to the same period in 1999, was a decrease of $9.8 million in noninterest expense and an increase of $852,000 in noninterest income, which were partially offset by a $3.1 million decrease in net interest income and a $2.4 million increase in income taxes. United Community’s annualized return on average assets and return on average equity were 0.97% and 4.74%, respectively, for the three months ended September 30, 2000. The annualized return on average assets and return on average equity for the comparable period in 1999 were (0.59)% and (1.62)%, respectively.

      Net Interest Income. Net interest income declined $3.1 million, or 20.6%, for the three months ended September 30, 2000, compared to the third quarter of 1999, primarily due to an increase in interest expense of $3.6 million, which was due to two factors. First, interest expense increased $2.5 million due to an increase in interest bearing liabilities in connection with funding of loans. Secondly, interest expense increased $1.1 million due to an increase in interest rates for the three months ended September 30, 2000 compared to the same period in 1999.

      Provision for Loan Loss Allowances. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for estimated losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Due to growth in the loan portfolio, particularly in commercial loans, the provision for loan loss allowance was $150,000 for the third quarter of 2000 compared to no additional provision being booked in the third quarter of the 1999. Home Savings anticipates further growth in the loan portfolio, including commercial loans, which may have further impact on the loan loss provision in the future. Home Savings’ allowance for loan losses totaled $6.5 million at September 30, 2000, which was 0.77% of total loans.

      Noninterest Income. Noninterest income increased $852,000, or 17.5%, from $4.9 million for the three months ended September 30, 1999, to $5.7 million for the three months ended September 30, 2000. The primary reason for the increase was a $347,000 increase in commissions earned by Butler Wick due to an increase in volume of brokerage transactions and a $319,000 increase in service fees and other charges at both Home Savings and Butler Wick.

      Noninterest Expense. Total noninterest expense decreased $9.8 million, or 43.6%, to $12.7 million for the three months ended September 30, 2000, from $22.5 million for the three months ended September 30, 1999. The decrease was primarily due to a decrease in salaries and employee benefits of $8.6 million and a gain on the curtailment of postretirement benefits of $2.9 million, which were partially offset by a loss on the termination of the Home Savings pension plan of $1.0 million and an increase in franchise tax expense of $447,000. The decrease in salaries and employee benefits for the third quarter of 2000 resulted primarily from recognition of increased expense upon implementation of the United Community Recognition and Retention Plan (RRP) in August 1999 and additional RRP expenses in connection with the $6.00 per share special capital distribution in the third quarter of 1999. This decrease was partially offset by recognition of expense related to the Butler Wick Retention Plan, expenses related to new hires and merit increases between the periods.

      Federal Income Taxes. The provision for federal income taxes increased $2.4 million for the three months ended September 30, 2000, compared to the three months ended September 30, 1999, primarily due to the higher pre-tax income for the third quarter of 2000 compared to the third quarter of 1999. The effective tax rates were 33.1% and 32.1% for the three months ended September 30, 2000 and 1999, respectively.

Comparison of Operating Results for the Nine Months Ended

September 30, 2000 and September 30, 1999

      Net Income. Net income for the nine months ended September 30, 2000 was $9.2 million, or $0.27 per diluted share. Net income for the comparable period in 1999 was $8.5 million, or $0.25 per diluted share. The primary reason for the increase in net income of

$676,000 for the nine months ended September 30, 2000, compared to the same period in 1999, was a decrease of $6.3 million in noninterest expense and an increase in noninterest income of $2.4 million. These increases were partially offset by an $8.2 million decrease in net interest income. United Community’s annualized return on average assets and return on average equity were 0.98% and 4.71%, respectively, for the nine months ended September 30, 2000. The annualized return on average assets and return on average equity for the comparable period in 1999 were 0.87% and 2.37%, respectively.

      Net Interest Income. Net interest income declined $8.2 million for the nine months ended September 30, 2000, compared to the same period of 1999, primarily due to an increase in interest expense of $8.6 million, which was due to two factors. First, interest expense increased $6.6 million due to an increase in interest bearing liabilities in connection with the funding of loans. Secondly, interest expense increased $2.0 million due to an increase in interest rates from September 30, 1999 to September 30, 2000.

      Provision for Loan Loss Allowances. Due to growth in the loan portfolio, particularly in commercial loans, the provision for loan loss allowance was $150,000 for the nine months ended September 30, 2000, compared to a provision of $100,000 for the nine months ended September 30, 1999.

      Noninterest Income. Noninterest income increased $2.4 million, or 14.8%, from $16.4 million for the nine months ended September 30, 1999, to $18.8 million for the nine months ended September 30, 2000. The primary reasons for the increase was a $1.6 million increase in commissions earned by Butler Wick due to an increase in the volume of brokerage transactions and a $622,000 increase in service fees and other charges at both Home Savings and Butler Wick.

      Noninterest Expense. Total noninterest expense declined $6.3 million, or 13.5%, to $40.4 million for the nine months ended September 30, 2000, from $46.7 million for the nine months ended September 30, 1999. The decrease was primarily due to a decrease in salaries and employee benefits of $6.2 million and a gain on the curtailment of postretirement benefits of $2.9 million. These decreases were partially offset by an increase in franchise tax expense of $1.4 million and a loss on pension termination of $1.0 million. The decrease in salaries and employee benefits for the nine months ended September 30, 2000 was primarily due to a decline in expense related to the United Community Recognition and Retention Plan due to the $6.00 per share special capital distribution paid in 1999. This decrease was partially offset by an increase in commissions paid due to an increase in the volume of brokerage transactions at Butler Wick, new hires and merit increases between the periods. Home Savings’ franchise tax is based on its level of equity at year-end. Franchise tax expense has increased as Home Saving’s equity is higher on its 2000 tax return compared to its 1999 tax return.

      Federal Income Taxes. The provision for federal income taxes decreased $157,000, or 3.2%, for the nine months ended September 30, 2000, compared to the nine months ended September 30, 1999, primarily due to tax treatment related to merger expense and dividends to the employee stock ownership plan. The effective tax rates were 34.1% and 36.6% for the nine months ended September 30, 2000 and 1999, respectively.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

      The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 2000 and 1999. Average balance calculations were based on daily balances.

	Three Months Ended September 30,

	2000			1999

	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate

	(In thousands)

Interest-earning assets:

Net loans (1)	$804,693	$16,159	8.03%	$698,462	$13,759	7.88%

Mortgage-backed securities:

Available for sale	100,504	1,640	6.53%	123,957	1,957	6.32%

Held to maturity	121,604	2,095	6.89%	150,369	2,615	6.96%

Investment securities:

Trading	5,550	12	0.86%	4,702	31	2.64%

Available for sale	135,057	1,982	5.87%	203,852	2,879	5.65%

Held to maturity	875	13	5.94%	—	—

Margin accounts	43,702	967	8.85%	33,063	611	7.39%

Other interest-earning assets	20,630	368	7.14%	63,075	847	5.37%

Total interest-earning assets	1,232,615	23,236	7.54%	1,277,480	22,699	7.11%

Noninterest-earning assets	42,739			37,806

Total assets	$1,275,354			$1,315,286

Interest-bearing liabilities:

Checking and demand accounts	$147,054	$1,111	3.02%	$134,129	$837	2.50%

Savings accounts	211,244	1,323	2.51%	221,934	1,386	2.50%

Certificates of deposit	471,751	6,690	5.67%	418,177	5,286	5.06%

Other borrowed funds	139,447	2,319	6.65%	28,694	341	4.75%

Total interest-bearing liabilities	969,496	11,443	4.72%	802,934	7,850	3.91%

Noninterest-bearing liabilities	45,401			33,883

Total liabilities	1,014,897			836,817

Equity	260,457			478,469

Total liabilities and equity	$1,275,354			$1,315,286

Net interest income and

Interest rate spread		$11,793	2.82%		$14,849	3.20%

Net interest margin			3.83%			4.65%

Average interest-earning assets to average interest-bearing liabilities			127.14%			159.10%

(1)	Nonaccrual loans are included in the average balance.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

      The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine month periods ended September 30, 2000 and September 30, 1999. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,

	2000			1999

	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate

	(In thousands)

Interest-earning assets:

Net loans (1)	$761,498	$45,523	7.97%	$680,045	$40,515	7.94%

Mortgage-backed securities:

Available for sale	106,049	5,180	6.51%	110,381	5,108	6.17%

Held to maturity	128,421	6,683	6.94%	162,238	8,479	6.97%

Investment securities:

Trading	6,261	84	1.79%	4,083	99	3.23%

Available for sale	144,556	6,316	5.83%	160,920	6,786	5.62%

Held to maturity	1,053	48	6.08%	1,629	78	6.38%

Margin accounts	40,959	2,638	8.59%	29,157	1,565	7.16%

Other interest-earning assets	20,923	1,063	6.77%	121,327	4,506	4.95%

Total interest-earning assets	1,209,720	67,535	7.44%	1,269,780	67,136	7.05%

Noninterest-earning assets	41,397			35,713

Total assets	$1,251,117			$1,305,493

Interest-bearing liabilities:

Checking and demand accounts	$145,959	$3,074	2.81%	$125,216	$2,250	2.40%

Savings accounts	217,298	4,045	2.48%	223,867	4,147	2.47%

Certificates of deposit	454,634	18,435	5.41%	423,647	16,107	5.07%

Other borrowed funds	132,797	6,343	6.37%	24,124	812	4.49%

Total interest-bearing liabilities	950,688	31,897	4.47%	796,854	23,316	3.90%

Noninterest-bearing liabilities	41,323			31,024

Total liabilities	992,011			827,878

Equity	259,106			477,615

Total liabilities and equity	$1,251,117			$1,305,493

Net interest income and

Interest rate spread		$35,638	2.97%		$43,820	3.15%

Net interest margin			3.93%			4.60%

Average interest-earning assets to average interest-bearing liabilities			127.25%			159.35%

(1)	Nonaccrual loans are included in the average balance.

UNITED COMMUNITY FINANCIAL CORP.

RATE / VOLUME ANALYSIS

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,

	2000 vs. 1999			2000 vs. 1999

	Increase			Increase
	(decrease) due to		Total	(decrease) due to		Total
			increase			increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)

	(In thousands)			(In thousands)

Interest-earning assets:

Loans	$271	$2,129	$2,400	$139	$4,869	$5,008

Mortgage-backed securities:

Available for sale	68	(385)	(317)	246	(174)	72

Held to maturity	(24)	(496)	(520)	(36)	(1,760)	(1,796)

Investment securities:

Trading	(26)	7	(19)	77	(92)	(15)

Available for sale	118	(1,015)	(897)	259	(729)	(470)

Held to maturity	13	—	13	(4)	(26)	(30)

Margin accounts	135	221	356	355	718	1,073

Other interest-earning assets	456	(935)	(479)	2,757	(6,200)	(3,443)

Total interest-earning assets	$1,011	$(474)	537	$3,793	$(3,394)	399

Interest-bearing liabilities:

Savings accounts	4	(67)	(63)	20	(122)	(102)

Checking accounts	188	86	274	420	404	824

Certificates of deposit	684	720	1,404	1,109	1,219	2,328

Other borrowed funds	185	1,793	1,978	471	5,060	5,531

Total interest-bearing liabilities	$1,061	$2,532	3,593	$2,020	$6,561	8,581

Change in net interest income			$(3,056)			$(8,182)

ITEM 3. Quantitative And Qualitative Disclosure About Market Risk

      A comprehensive qualitative and quantitative analysis regarding Home Savings’ market risk was disclosed in United Community’s 1999 Annual Report under the caption “Asset and Liability Management and Market Risk.” No material change in the methodology has occurred. Home Savings continues to fall under the criteria of being well capitalized under all interest rate shock scenarios required by the Office of Thrift Supervision’s Thrift Bulletin 13a.

PART II. OTHER INFORMATION

UNITED COMMUNITY FINANCIAL CORP.

Items 1, 2, 3, 4 and 5 — Not applicable

Item 6 — Exhibits and Reports on Form 8-K

a.  Exhibits

Exhibit
Number	Description

11	Statement regarding computation of earnings per share
27	Financial Data Schedule — EDGAR only

b.  Reports on Form 8-K

On July 19, 2000 United Community filed a Form 8-K disclosing operating results for the quarter ended June 30, 2000.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: November 13, 2000	/s/ Douglas M. McKay

Douglas M. McKay, President

Date: November 13, 2000	/s/ Patrick A. Kelly

Patrick A. Kelly, Treasurer