Form 10-K405
period 2000-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2001-03-30
CIK 707886

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended December 31, 2000

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from______________to___________________

                        Commission File Number: 0-024399

                        UNITED COMMUNITY FINANCIAL CORP.
         ------------------------------------------------------------
             (Exact name of registrant as specified in its charter)
       Ohio                                                 34-1856319
------------------                                  -------------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

 275 Federal Plaza West, Youngstown, Ohio                        44503
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                  Registrant's telephone number: (330) 742-0500
                                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:

               None                                     None
  ------------------------------    -------------------------------------------
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
 Yes     X      No
       -----   ----

        Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sale on March 26, 2001, was $225.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

        As of March 5, 2001, there were 37,225,809 of the Registrant's Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II of Form 10-K - Portions of 2000 Annual Report to Shareholders
           Part III of Form 10-K - Portions of Proxy Statement for the
                       2001 Annual Meeting of Shareholders

                                TABLE OF CONTENTS

 Item
Number                                                                                                         Page
------                                                                                                         ----
                                                                  PART I

  1.              Description of Business
                    General-------------------------------------------------------------------------------         1
                    Discussion of Forward-Looking Statements----------------------------------------------         1
                    Lending Activities--------------------------------------------------------------------         2
                    Investment Activities-----------------------------------------------------------------        12
                    Sources of Funds----------------------------------------------------------------------        15
                    Competition---------------------------------------------------------------------------        18
                    Employees-----------------------------------------------------------------------------        18
                    Regulation----------------------------------------------------------------------------        18
  2.              Description of Property-----------------------------------------------------------------        20
  3.              Legal Proceedings-----------------------------------------------------------------------        22
  4.              Submission of Matters to a Vote of Security Holders-------------------------------------        22

                                                                 PART II

  5.              Market for Registrant's Common Equity and Related Shareholder Matters-------------------        22
  6.              Selected Financial Data-----------------------------------------------------------------        23
  7.              Management's Discussion and Analysis of Financial Condition and Results of Operations---        23
  7A.             Quantitative and Qualitative Disclosures About Market Risk------------------------------        23
  8.              Financial Statements and Supplemental Data----------------------------------------------        23
  9.              Changes in and Disagreements with Accountants on Accounting and Financial Disclosure----        23

                                                                PART III

  10.             Directors and Executive Officers of the Registrant--------------------------------------        23
  11.             Executive Compensation------------------------------------------------------------------        23
  12.             Security Ownership of Certain Beneficial Owners and Management--------------------------        24
  13.             Certain Relationships and Related Transactions------------------------------------------        24

                                                                PART IV

  14.             Exhibits, Financial Statement Schedules and Reports on Form 8-K-------------------------        24

Signatures------------------------------------------------------------------------------------------------        25
Exhibit Index---------------------------------------------------------------------------------------------        26




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

         Home Savings conducts business from its main office located in Youngstown, Ohio, 16 full-service branches, located in the Northern Ohio communities of Austintown, Boardman, Canfield, Columbiana, East Palestine, Howland, Liberty, Lisbon, Niles, Poland, Salem, Struthers, Youngstown, and Youngstown State University and four loan production offices located in Canton, Cleveland, Mentor and Stow. The principal business of Home Savings is the origination of mortgage loans on one- to four-family residential real estate located in Home Savings' primary market area, which consists of northern Columbiana County, Mahoning County and southern Trumbull County. Home Savings also originates loans secured by nonresidential real estate. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans, including home equity loans, education loans, loans secured by savings accounts, motor vehicles, boats and recreational vehicles and unsecured loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments discussed in the investment section. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans and maturities of securities.

         Interest on loans and other investments is Home Savings' primary source of income. Home Savings' principal expense is interest paid on deposit accounts. Operating results are dependent to a significant degree on the net interest income of Home Savings, which is the difference between interest earned on loans and other investments and interest paid on deposits and borrowed funds. Like most thrift institutions, Home Savings' interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

         Butler Wick is the parent company for three wholly-owned subsidiaries:
Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Butler Wick conducts business from its main office located in Youngstown, Ohio, eight offices located in the northeastern Ohio communities of Alliance, Cleveland, Canfield, Canton, Columbus, Kent, Warren, and Salem and two offices in the western Pennsylvania communities of Franklin and Sharon. Butler Wick primarily sells common and preferred stocks, but also offers an array of government, corporate and municipal bonds, unit trusts, mutual funds, IRA's, money market accounts and certificates of deposit. Butler Wick also offers investments in precious metals and a full line of life insurance and annuity products, personal and corporate financial planning, estate planning, pension and profit sharing.

                    DISCUSSION OF FORWARD-LOOKING STATEMENTS

         When used in this Form 10-K or in future filings by United Community with the SEC, in United Community's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private

Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in United Community's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings' market area, demand for investments in Butler Wick's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above could affect United Community's financial performance and could cause United Community's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of United Community's loan portfolio at the dates indicated:

                                                                     At December 31,
                                     -------------------------------------------------------------------------
                                               2000                    1999                    1998
                                              ------                  ------                  ------
                                                 Percent of              Percent of              Percent of
                                      Amount     Total loans    Amount  Total Loans    Amount    Total Loans
                                      ------    -------------   ------  -----------    ------   -------------
                                                                                   (Dollars in thousands)

  Real estate loans:
   Permanent
     One- to four-family            $ 611,026       64.47%     $546,888      70.92%   $516,767      73.84%
     Multifamily                       18,921        2.00         7,838       1.02       8,172       1.17
     Nonresidential                    57,295        6.04        28,701       3.72      31,308       4.47
     Land                               2,717        0.29           299       0.04         190       0.03
                                    ---------      ------      --------     ------    --------     ------
       Total permanent                689,959       72.80       583,726      75.70     556,437      79.51

   Construction loans:
     One- to four-family               57,955        6.11        27,486       3.57      25,691       3.67
     Multifamily and
       nonresidential                   2,431        0.26         1,637       0.21         833       0.12
                                    ---------      ------      --------     ------    --------     ------
       Total construction              60,386        6.37        29,123       3.78      26,524       3.79
                                    ---------      ------      --------     ------    --------     ------
  Total real estate loans             750,345       79.17       612,849      79.48     582,961      83.30

  Consumer loans
   Home equity                         20,147        2.13        19,151       2.48      18,321       2.62
   Auto                                 5,171        0.55         1,130       0.15       1,603       0.23
   Education                            3,850        0.40         3,860       0.50       3,993       0.57
   Other (1)                           29,177        3.08        18,998       2.46      17,856       2.55
                                    ---------      ------      --------     ------    --------     ------
    Total consumer                     58,345        6.16        43,139       5.59      41,773       5.97

  Commercial loans                    139,001       14.67       115,108      14.93      75,085      10.73
                                    ---------      ------      --------     ------    --------     ------
  Total loans                         947,691      100.00%      771,096     100.00%    699,819     100.00%
                                                   ======                   ======                 ======
  Less net items                       71,038                    48,009                 42,321
                                    ---------                  --------               --------
     Total loans, net               $ 876,653                  $723,087               $657,498
                                    =========                  ========               ========

                                                    At December 31,
                                  -------------------------------------------
                                            1997                   1996
                                           ------                 ------
                                              Percent of            Percent of
                                    Amount   Total Loans   Amount  Total Loans
                                    ------   -----------   ------  -----------
  Real estate loans:
   Permanent
     One- to four-family           $489,677      74.19%    $482,089     75.23%
     Multifamily                      8,944       1.36        8,778      1.37
     Nonresidential                  33,479       5.07       35,315      5.51
     Land                               285       0.04          195      0.03
                                   --------     ------     --------    ------
       Total permanent              532,385      80.66      526,377     82.14

   Construction loans:
     One- to four-family             24,044       3.64       27,610      4.31
     Multifamily and
       nonresidential                   325       0.05          490      0.08
                                   --------     ------     --------    ------
       Total construction            24,369       3.69       28,100      4.39
                                   --------     ------     --------    ------
  Total real estate loans           556,754      84.35      554,477     86.53

  Consumer loans
   Home equity                       17,097       2.59       14,581      2.28
   Auto                               2,457       0.37        3,486      0.54
   Education                          3,479       0.53        2,701      0.42
   Other (1)                         20,355       3.08       18,837      2.94
                                   --------     ------     --------    ------
    Total consumer                   43,388       6.57       39,605      6.18

  Commercial loans                   59,897       9.08       46,742      7.29
                                   --------     ------     --------    ------
  Total loans                       660,039     100.00%     640,824    100.00%
                                                ======                 ======
  Less net items                     26,803                  23,901
                                   --------                --------
     Total loans, net              $633,236                $616,923
                                   ========                ========
----------------------------

(1) Consists of overdraft protection loans and loans to individuals secured by demand accounts, deposits, automobiles, boats and one- to four-family residences.

         LOAN MATURITY. The following table sets forth certain information as of December 31, 2000, regarding the dollar amount of loans maturing in Home Savings' portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings' consent. The table does not include the effects of possible prepayments or scheduled repayments.


                                      Principal repayments contractually due in the years ended December 31,
                                  ---------------------------------------------------------------------------------------
                                                                    2004 -      2006 -      2011 -   2016 and
                                   2001       2002       2003       2005        2010        2015    thereafter    Total
                                   ----       ----       ----      -------     ------      ------   ----------    -----
                                                                      (In thousands)

Residential real estate loans(1)  $ 54,090   $ 31,514  $ 32,323    $ 65,938    $ 164,752  $ 123,396   $ 216,345   $ 688,359
Nonresidential real estate loans     8,901      3,453     3,669       8,088       15,707     12,101      10,066      61,986
Commercial loans                    75,535      7,358     6,168      11,514       21,327     12,779       4,321     139,001
Consumer loans                       9,889      7,149     5,908       7,608       24,274      2,283       1,234      58,345
                                  --------  --------- ---------   ---------   ---------- ---------- -----------  ----------
    Total                         $148,415   $ 49,474  $ 48,069    $ 93,148    $ 226,060  $ 150,559   $ 231,966   $ 947,691
                                  ========   ========  ========    ========    =========  =========   =========   =========

-------------------
(1) Includes permanent and construction loans for one- to four-family and multi-family properties and land loans.

         The next table sets forth the dollar amount of all loans due after December 31, 2001, which have fixed or adjustable interest rates:

                                                    Due after December 31, 2001
                                                    ---------------------------
                                                          (In thousands)

               Fixed rate of interest                      $  591,464
               Adjustable rate of interest                    207,812
                                                          -----------
                                                           $  799,276
                                                           ==========

         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of Home Savings is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family homes, located within Home Savings' primary market area. At December 31, 2000, Home Savings' one- to four-family residential real estate loans totaled approximately $611.0 million, or 64.5% of total loans. At December 31, 2000, $3.0 million, or 0.5%, of Home Savings' one-to four-family loans were nonperforming.

         OTS regulations and Ohio law limit the amount which Home Savings may lend in relationship to the appraised value of the real estate and improvements which will secure the loan at the time of loan origination. In accordance with such regulations, Home Savings makes loans on one- to four-family residences of up to 97% of the value of the real estate and improvements thereon (LTV), although the majority of such loans have LTVs of 80% or less. Loans on single-family, owner-occupied residences located in low-to-moderate income census tract locations are granted up to a 97% LTV, although Home Savings requires private mortgage insurance on the portion of the principal amount that exceeds 85% of the appraised value of the property securing the loan.

         Home Savings currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans (ARMs) for terms of up to 30 years. Although Home Savings' loan portfolio includes a significant amount of 30-year fixed-rate loans, most loans currently originated by Home Savings are 15-year fixed-rate loans. The interest rate adjustment periods on ARMs are typically one or three years. The maximum interest rate adjustment on most of the ARMs is 2.0% on any adjustment date and a total of 6.0% over the life of the loan. The interest rate adjustments on one-year and three-year ARMs presently offered by Home Savings are indexed to the weekly average rate on the one-year and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin to the index. Home Savings does not offer ARMs to borrowers on one- to four-family residences with LTVs of 95%.

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

         At December 31, 2000, loans secured by multifamily properties totaled approximately $18.9 million, or 2.0% of total loans. The largest loan had a principal balance of $1.5 million and was performing according to its terms. There were no multifamily loans that were considered nonperforming at December 31, 2000.

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

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation. At December 31, 2000, Home Savings' largest loan secured by nonresidential real estate had a balance of $7.1 million and was performing according to its terms.

         At December 31, 2000, approximately $57.3 million, or 6.0%, of Home Savings' total loans were secured by mortgages on nonresidential real estate, of which $3.0 million was considered nonperforming at December 31, 2000. Included in nonperforming loans was one loan with an outstanding principal balance of $2.8 million.

         CONSTRUCTION LOANS. Home Savings makes loans for the construction of one- to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a speculative (unsold) basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only at a fixed rate. Construction loans for one- to four-family residences have LTVs of up to 95%, and construction loans for commercial, multifamily and nonresidential properties have LTVs of up to 75%, with the value of the land included as part of the owner's equity. At December 31, 2000, Home Savings had approximately $60.4 million, or 6.4% of its total loans, invested in construction loans, including $58.0 million in one- to four-family residential construction and approximately $457,000 in multifamily construction loans.

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

         Home Savings also originates a limited number of loans secured by vacant land for the construction of single-family houses. Home Savings' land loans are generally fixed-rate loans for terms up to five years and require a LTV of 75% or less. At December 31, 2000, approximately $2.7 million, or 0.3%, of Home Savings' total loans were secured by land loans made to individuals intending to construct and occupy single-family residences on the properties.

         COMMERCIAL LOANS. Home Savings makes commercial loans to businesses in its primary market area, including traditional lines of credit, revolving lines of credit, term loans and acquisition and development loans. The LTV ratios for commercial loans depend upon the nature of the underlying collateral, but generally commercial loans are made with LTVs of 50 to 85% and have adjustable interest rates. Lines of credit and revolving credits are generally priced on a floating rate basis, which is tied to the prime rate or U.S. Treasury bill rate. Term and time loans are usually adjustable, but can have fixed rates of interest and terms from one to five years.

         At December 31, 2000, Home Savings had approximately $139.0 million, or 14.7% of total loans, invested in commercial loans. The majority of these loans are secured by a security interest in inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings also originates unsecured commercial loans including lines of credit for periods of less than 12 months, short-term loans and, occasionally, term loans for periods of up to 36 months. These loans are underwritten based on the creditworthiness of the borrowers and the guarantors. As a result of the addition of experienced loan personnel and the implementation of enhanced underwriting procedures, Home Savings intends to increase its unsecured commercial loan volume in the future.

         Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

         Nonperforming commercial loans at December 31, 2000 amounted to $1.4 million, of which the largest single loan was $488,000.

         CONSUMER LOANS. Home Savings originates various types of consumer credit loans, including home equity loans, education loans, loans secured by savings accounts, vehicle loans and unsecured loans. Consumer loans are made at fixed and adjustable rates of interest and for varying terms based on the type of loan. Consumer loans secured by a deposit or savings account are made for up to 100% of the principal balance of the account and generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

         For new automobiles, loans are originated for up to 100% of the MSRP value of the car with terms of up to 66 months, and for used automobiles, loans are made for up to the average trade value of the car model and a term of up to five years. All automobile loans are originated indirectly by approved auto dealerships. At December 31, 2000, automobile loans amounted to $5.2 million, or 8.9%, of Home Savings' consumer loan portfolio.

         Home Savings makes closed-end home equity loans in an amount, which when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans are typically secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable and fixed rates of interest. Fixed-rate home equity loans have terms of ten years but can be called after five years. Rate adjustments on adjustable home equity loans are determined by adding a 3.0% margin for loans on one- to four-family residences of up to 80% LTV or by adding a 4.0% margin for loans on one- to four-family residences of up to 90% LTV to the one-year U.S. Treasury index. At December 31, 2000, approximately $20.1 million, or 34.5%, of Home Savings' consumer loan portfolio consisted of home equity loans.

         Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment, and other adverse economic conditions. Although Home Savings has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase. Nonperforming consumer loans as a percentage of outstanding consumer loans amounted to 0.79%, 0.31% and 0.76% at December 31, 2000, 1999 and 1998,
respectively.

         At December 31, 2000, Home Savings had approximately $58.3 million, or 6.2% of its total loans, invested in consumer loans. Home Savings anticipates a moderate increase in its consumer loan portfolio in the future as a result of increased cross-selling efforts to existing customers.

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

         Each of Home Savings' 17 offices and 4 loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings' Underwriting Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by one of Home Savings' in-house licensed appraisers or an approved fee appraiser. For certain large nonresidential real estate loans, the appraisal will be conducted by an outside fee appraiser whose report is reviewed by Home Savings' chief appraiser. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review to the appropriate persons. Commercial, residential and nonresidential real estate loans up to $1.0 million may be approved by an authorized executive officer. All loans of $1.0 million or more require approval by two executive officers and a majority of the Board of Directors.

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

         Home Savings has not sold any loans during the years ended December 31, 2000, 1999 and 1998. The following table presents Home Savings' total loan origination and repayment activity for the years indicated:

                                                                Year ended December 31,
                                                     --------------------------------------------
                                                        2000              1999              1998
                                                      --------          --------          -------
                                                                     (In thousands)
Loans originated:
   Real estate:
     Permanent:
       One- to four-family                           $  111,683       $  113,651        $  140,344
       Multifamily                                        3,400               63                 -
       Nonresidential                                       765              292               340
       Land                                               4,910              750               810
                                                     ----------       ----------        ----------
         Total permanent                                120,758          114,756           141,494

     Construction:
       One- to four-family                               57,918           28,695            28,226
       Multifamily                                          826              340               180
                                                     ----------       ----------        ----------
         Total construction                              58,744           29,035            28,406
                                                     ----------       ----------        ----------

         Total real estate loans originated             179,502          143,791           169,900

   Consumer                                              40,872           15,631            15,535
   Commercial                                            92,056           85,454            44,050
                                                     ----------       ----------        ----------
         Total loans originated                         312,430          244,876           229,485

Loans purchased                                          12,274                -                11
                                                     ----------       ----------        ----------
Total loans originated and purchased                    324,704          244,876           229,496
Principal repayments                                    171,039          179,906           205,791
                                                     ----------       ----------        ----------
Net increase in loans                                $  153,665        $  64,970         $  23,705
                                                     ==========        =========        ==========



         At December 31, 2000, Home Savings had $50.1 million of outstanding commitments to originate loans and $48.9 million available to borrowers under consumer and commercial lines of credit. At December 31, 2000, Home Savings had $27.6 million in undisbursed funds related to construction loans in process.

         LOAN ORIGINATION AND OTHER FEES. Home Savings realizes loan origination fees and other fee income from its lending activities. A fee of 2.0% of the loan amount, up to $1,400, is charged for fixed-rate residential real estate loans and Home Savings charges an origination fee of 2.0% of the loan amount, up to $850, for adjustable-rate residential real estate loans. Loan origination fees for nonresidential real estate loans and commercial loans are negotiated on an individual basis. In addition, Home Savings realizes income from late payment charges and fees for other miscellaneous services.

         Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 91 as an adjustment to salary expense for the life of the related loan.

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

         Based on such limits, Home Savings could lend approximately $27.2 million to one borrower at December 31, 2000. The largest amount Home Savings had outstanding to one borrower at December 31, 2000, was $10.7 million, which consisted of several loans secured by a first mortgage on commercial buildings. At December 31, 2000, these loans were performing in accordance with their terms.

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

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                        At December 31,
                                            -------------------------------------------------------------------------------
                                                          2000                                       1999
                                            -------------------------------------   ---------------------------------------
                                                                      Percent of                              Percent of
                                                                        total                                    total
                                            Number       Amount         loans        Number        Amount        loans
                                            ------       ------       ----------     ------       ---------   -----------
                                                                      (Dollars in thousands)

  Loans delinquent for:
     30-59 days                              240        $  10,423        1.19%        284         $  10,775      1.49%
     60-89 days                              113            4,420        0.50          93             3,298      0.46
     90 days or over                         151            9,543        1.09         156             3,615      0.50
                                             ---        ---------        ----         ---         ---------      ----
       Total delinquent loans                504        $  24,386        2.78%        533         $  17,688      2.45%
                                             ===        =========        =====        ===         =========      =====

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

         The following table sets forth information with respect to Home Savings' nonperforming loans and other assets at the dates indicated:


                                                                                 At December 31,
                                                        -------------------------------------------------------------------
                                                             2000           1999          1998         1997          1996
                                                            ------         ------        ------       ------        ------
                                                                               (Dollars in thousands)
Nonperforming loans:
  Nonaccrual loans
    Real estate loans:
      One- to four-family                                $  2,966         $ 2,923       $ 3,655      $ 5,540       $ 5,343
      Multifamily and nonresidential                        3,019              82           378          649           704
      Construction (net of loans in process) and land       1,741             272           233          769           491
                                                         --------         -------       -------      -------       -------
        Total real estate loans                             7,726           3,277         4,266        6,958         6,538
    Consumer                                                  457             132           317          404           517
    Commercial                                              1,360             206         1,146        2,129         2,059
                                                         --------         -------       -------      -------       -------
        Total nonaccrual loans                              9,543           3,615         5,729        9,491         9,114
  Restructured real estate loans                              208             317         1,832          644           698
                                                         --------         -------       -------      -------       -------
        Total nonperforming loans                           9,751           3,932         7,561       10,135         9,812
Real estate acquired through foreclosure and other
   repossessed assets                                         359             157            78           55            29
                                                         --------         -------       -------      -------       -------
        Total nonperforming assets                       $ 10,110         $ 4,089       $ 7,639      $10,190        $9,841
                                                         ========         =======       =======      =======        ======

Nonperforming loans as a percent of loans                    1.10%           0.54%         1.15%        1.60%         1.59%
Nonperforming assets as a percent of total assets            0.77            0.30          0.59         0.95          0.90
Allowance for loan losses as a percent of
   nonperforming loans                                      67.79          164.86         84.62        59.02         51.37
Allowance for loan losses as a percent of total loans
   before allowance                                          0.74            0.88          0.96         0.94          0.81


         For 2000, approximately $484,000 in interest income would have been recorded had nonaccruing and restructured loans been accruing pursuant to contractual terms. During 2000 interest collected on such loans and included in net income was approximately $459,000.

         Nonperforming assets loans increased approximately $6.0 million, or 147.2%, to $10.1 million at December 31, 2000, from $4.1 million at December 31, 1999. Nonaccrual multifamily and nonresidential, construction and land real estate loans and commercial loans increased $2.9 million, $1.5 million and $1.2 million, respectively. The increase in nonaccrual multifamily and nonresidential loans was primarily due to a $2.9 million loan being classified as non-performing. The increases in nonaccrual construction loans and commercial loans were due to several loans becoming 90 days or more past due. At December 31, 2000, total nonaccrual and restructured loans accounted for 1.10% of net loans receivable, compared to 0.54% at December 31, 1999. Total nonperforming assets were 0.77% of total assets as of December 31, 2000, an increase of 0.47% from 0.30% as of December 31, 1999.

         Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of cost of market or fair value as of the date of acquisition. After foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 2000, the carrying value of real estate acquired in settlement of loans was $359,000 and consisted of thirteen single-family properties.

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

         The aggregate amounts of Home Savings' classified assets at the dates indicated were as follows:

                                               At December 31,
                                       ------------------------------
                                          2000                1999
                                         ------              ------
                                               (In thousands)

Classified assets:
   Substandard                         $ 10,259            $ 4,323
   Loss                                     433                148
                                       --------            -------
    Total classified assets            $ 10,692            $ 4,471
                                       ========            =======

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

                  ALLOWANCE FOR LOAN LOSSES. Management establishes the allowance for loan losses at a level it believes adequate to absorb probable losses inherent in the loan portfolio. Management bases its determination of the adequacy of the allowance upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio and current economic conditions. Consequently, these estimates are particularly susceptible to changes that could result in a material adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

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

         The following table sets forth an analysis of Home Savings' allowance for loan losses for the periods indicated:

                                                                       Year ended December 31,
                                                    ----------------------------------------------------------------
                                                      2000          1999          1998          1997           1996
                                                      ----          ----          ----          ----           ----
                                                                          (Dollars in thousands)

Balance at beginning of period                       $ 6,405     $  6,398       $ 5,982      $  5,040        $ 5,118

Provision for (recovery of) loan loss allowances         300          100           650        (1,546)             -
Charge-offs:
   Real estate                                           (83)         (60)          (47)         (403)           (28)
   Consumer                                              (38)         (65)          (72)          (43)           (57)
   Commercial                                            (80)           -          (151)            -              -
                                                     -------     --------       -------      --------        -------
     Total charge-offs                                  (201)        (125)         (270)         (446)           (85)
                                                     -------     --------       -------      --------        -------

Recoveries:
   Real estate                                            17           21            25         2,930              4
   Consumer                                                9            9            10             4              3
   Commercial                                             23            2             1             -              -
                                                     -------     --------       -------      --------        -------
     Total recoveries                                     49           32            36         2,934              7
                                                     -------     --------       -------      --------        -------

Net recoveries (charge-offs)                            (152)         (93)         (234)        2,488            (78)
                                                     -------     --------       -------      --------        -------

Balance at end of year                               $ 6,553     $  6,405       $ 6,398      $  5,982        $ 5,040
                                                     =======     ========       =======      ========        ========

Ratio of net recoveries (charge-offs)
   to average net loans                                (0.02)%      (0.01)%       (0.04)%        0.40%         (0.01)%

Ratio of net recoveries  (charge-offs) to
   provision for (recovery of) loan loss              (50.67)%     (93.00)%      (36.00)%      160.93%           N/A
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



                                                           At December 31,
                     -----------------------------------------------------------------------------------------------------
                               2000                      1999                    1998                       1997
                     -----------------------   -----------------------  -----------------------   ------------------------
                                Percent of                Percent of               Percent of                 Percent of
                                 loans in                  loans in                 loans in                   loans in
                                   each                      each                     each                       each
                                 category                  category                 category                   category
                     Amount   to total loans   Amount   to total loans  Amount   to total loans   Amount    to total loans
                     ------   --------------   ------   --------------  ------   --------------   ------    --------------
                                                            (Dollars in thousands)


Real estate loans    $ 4,117      79.17%       $4,182      79.48%       $4,220       83.30%       $4,242        84.35%
Consumer loans           566       6.16           555       5.59           611        5.97           673         6.57
Commercial loans       1,870      14.67         1,668      14.93         1,567       10.73         1,067         9.08
                     -------     ------        ------     ------        ------      ------        ------       ------
      Total          $ 6,553     100.00%       $6,405     100.00%       $6,398      100.00%       $5,982       100.00%
                     =======     ======        ======     ======        ======      ======        ======       ======



                               At December 31,
                        ----------------------------
                                    1996
                        ----------------------------
                                         Percent of
                                          loans in
                                            each
                                          category
                         Amount        to total loans
                         ------        --------------


Real estate loans         $4,561           86.53%
Consumer loans               322            6.18
Commercial loans             157            7.29
                          ------          ------
      Total               $5,040          100.00%
                          ======          ======


                              INVESTMENT ACTIVITIES

         GENERAL. Investment and mortgage-related securities are classified upon acquisition as available for sale, held to maturity, or trading. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss, net of taxes, reflected as a component of retained earnings. Securities classified as held to maturity are carried at amortized cost. Securities classified as trading are carried at estimated fair value with the unrealized holding gain or loss reflected as a component of income. United Community, Home Savings and Butler Wick recognize premiums and discounts in interest income over the period to maturity or call by the level yield method and realized gains or losses on the sale of debt securities based on the amortized cost of the specific securities sold.

         HOME SAVINGS INVESTMENT ACTIVITY. Federal regulations and Ohio law permit Home Savings to invest in various types of investment securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities, and certain other specified investments. The Board has adopted an investment policy which authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Federal National Mortgage Association (FNMA), FHLMC, Government National Mortgage Association (GNMA), as well as private issuers, investment-grade municipal obligations, creditworthy, unrated securities issued by municipalities in which an office of Home Savings is located, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers' acceptances, federal funds and money market funds. Home Savings' investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety. The investment activities of Home Savings are supervised by Home Savings' Investment Committee and investment purchases are monitored weekly by the Executive Committee.

         Home Savings maintains a significant portfolio of mortgage-related securities and CMOs. Mortgage-related securities are sponsored by FNMA, GNMA and FHLMC. Mortgage-related securities generally entitle Home Savings to receive a portion of the cash flows from an identified pool of mortgages. GNMA securities, FNMA securities and a majority of Home Savings' FHLMC securities are guaranteed by the issuing agency as to timely payment of principal and interest. The balance of Home Savings' FHLMC securities are guaranteed as to timely payment of interest and eventual payment of principal. The CMOs, which are rated the highest credit quality by a nationally recognized rating agency, are a type of debt security issued by a special-purpose entity that aggregrates pools of mortgages and mortgage-related securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into tranches or classes which have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages, as opposed to pass through mortgage-related securities where cash flows are distributed pro rata to all security holders. In contrast to mortgage-related securities from which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-related securities resulting from unexpected prepayment activity.

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

         BUTLER WICK INVESTMENT ACTIVITIES. Butler Wick holds securities in three subsidiaries, Butler Wick & Co., Inc., Butler Wick Trust Company and Butler Wick Asset Management. Butler Wick & Co., Inc. invests in municipal securities and to a lesser extent government agency securities for sale to clients. These securities are held as available for sale. Butler Wick & Co., Inc. does not make markets in equity securities.

         In order to qualify as a fiduciary in both the State of Ohio and in the Commonwealth of Pennsylvania, Butler Wick Trust Company deposited United States Government obligations having a principal value of $100,000 with the Federal Reserve Bank for each state of incorporation. In addition to these deposits, U.S. Government obligations are owned by Butler Wick Trust Company. All of these securities are classified as held to maturity.

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


                                                                              At December 31
                                          ---------------------------------------------------------------------------------------
                                                            2000                                        1999
                                          ----------------------------------------    ----------------------------------------
                                          Amortized     % of      Fair       % of     Amortized     % of      Fair       % of
                                            Cost        Total     Value      Total       Cost       Total     Value     Total
                                          ----------   ------     -----      -----    ---------     -----     -----     ------
                                                                        (Dollars in thousands)


Available for sale:
   Short-term investments:
     Federal funds                        $  2,442        0.73%   $ 2,442     0.73%  $  58,118      11.33%   $58,118    11.48%
     Money market funds                        180        0.05        180     0.05      22,224       4.33     22,224     4.39
     Eurodollars                            19,643        5.86     19,643     5.85         129       0.03        129     0.03
     Other                                     228        0.06        228     0.06         215       0.04        215     0.04
   FHLB stock                               13,793        4.12     13,793     4.11      12,825       2.50     12,825     2.53
   Equity investments                        7,296        2.18      7,411     2.21       1,864       0.36      1,715     0.34
   Investment securities:
     U.S. Treasury obligations               7,511        2.24      7,526     2.24      10,026       1.96     10,024     1.98
     U.S. Government agency obligations     37,737       11.26     37,916    11.30      47,879       9.34     47,316     9.35
     Corporate notes                        45,723       13.64     45,592    13.59     102,341      19.96    101,444    20.05
     Tax exempt municipal bonds                  -           -          -        -       1,405       0.27      1,405     0.28
   Mortgage-related securities:
     FHLMC                                  16,608        4.96     16,669     4.97      24,992       4.87     24,667     4.87
     FNMA                                   20,502        6.12     20,282     6.04      23,920       4.66     22,869     4.52
     Private issues                            380        0.11        361     0.11         439       0.09        429     0.08
   Collateralized mortgage obligations:
     FNMA                                   21,295        6.35     21,141     6.30      26,350       5.14     25,832     5.10
     Private issues                         33,274        9.93     33,278     9.92      40,868       7.98     39,762     7.86
                                          --------      ------   --------   ------   ---------     ------   --------   ------
       Total available for sale            226,612       67.61%   226,462    67.48     373,595      72.86    368,974    72.90
                                          --------      ------   --------   ------   ---------     ------   --------   ------

Held to maturity:
   Investment securities:
     U.S. Treasury obligations                 876        0.26        900     0.27       1,091       0.21      1,098     0.22
   Mortgage-related securities:
     GNMA                                    3,599        1.07      3,703     1.10       5,191       1.02      5,262     1.04
     FHLMC                                  69,375       20.70     69,560    20.73      87,245      17.01     85,604    16.92
     FNMA                                   34,710       10.36     34,966    10.42      45,643       8.90     45,127     8.92
                                          --------      ------   --------   ------   ---------     ------   --------   ------
       Total held to maturity              108,560       32.39    109,129    32.52     139,170      27.14    137,091    27.10
                                          --------      ------   --------   ------   ---------     ------   --------   ------
       Total investment portfolio         $335,172      100.00%  $335,591   100.00%   $512,765     100.00%  $506,065   100.00%
                                          ========      ======   ========   ======   =========     ======   ========   ======



                                                                At December 31
                                             ----------------------------------------------
                                                                  1998
                                             ----------------------------------------------
                                               Amortized     % of       Fair       % of
                                                 Cost        Total      Value     Total
                                               ---------     -----      -----     -----



Available for sale:
   Short-term investments:
     Federal funds                            $  12,798        2.27%  $  12,798      2.25%
     Money market funds                           5,002        0.89       5,002      0.88
     Eurodollars                                133,813       23.74     133,813     23.52
     Other                                        2,162        0.38       2,162      0.38
   FHLB stock                                    11,958        2.12      11,958      2.10
   Equity investments                             1,312        0.24       1,312      0.23
   Investment securities:
     U.S. Treasury obligations                   15,045        2.67      15,376       2.70
     U.S. Government agency obligations          13,000        2.31      13,060       2.30
     Corporate notes                             82,249       14.59      82,452      14.49
     Tax exempt municipal bonds                       -           -           -          -
   Mortgage-related securities:
     FHLMC                                       38,732        6.87      39,450       6.94
     FNMA                                        19,691        3.49      19,811       3.48
     Private issues                               2,106        0.37       2,029       0.36
   Collateralized mortgage obligations:
     FNMA                                        13,075        2.32      13,046       2.29
     Private issues                              24,753        4.39      24,554       4.32
                                              ---------     -------    --------     ------
       Total available for sale                 375,696       66.65     376,823      66.24
                                              ---------     -------    --------     ------
Held to maturity:
   Investment securities:
     U.S. Treasury obligations                    4,993        0.89       5,016       0.88
   Mortgage-related securities:
     GNMA                                         7,057        1.25       7,413       1.31
     FHLMC                                      114,208       20.26     116,443      20.47
     FNMA                                        61,734       10.95      63,154      11.10
                                              ---------     -------    --------     ------
       Total held to maturity                   187,992       33.35     192,026      33.76
                                              ---------     -------    --------     ------

       Total investment portfolio             $ 563,688     100.00%    $568,849     100.00%
                                              =========     ======     ========     ======


         The maturities of United Community's consolidated available for sale and held to maturity investment securities at December 31, 2000, excluding FHLB stock, and equity securities, are indicated in the following table:


                                                                             At December 31, 2000
                                                        -----------------------------------------------------------
                                                         After one through       After five
                                      One year or less        Five years      through ten years                Total
                                      -----------------  ------------------  -------------------  --------------------------------
                                      Amortized Average   Amortized Average   Amortized  Average    Amortized    Fair      Average
                                         cost    yield       cost    yield       cost     yield        cost      value      yield
                                      --------- -------   --------- -------   ---------- -------   -----------  -------    -------
                                                                        (Dollars in thousands)

Short-term investments:
  Federal funds                       $ 2,442    6.40%           -       -          -          -    $  2,442    $  2,442     6.40%
  Eurodollars                          19,643    6.41            -       -          -          -      19,643      19,643     6.41
  Money market funds                      180    5.82            -       -          -          -         180         180     5.82
  Liquid cash                             228    6.41            -       -          -          -         228         228     6.41
                                      -------    -----                              -          -    --------    --------     -----
      Total short-term investments    $22,493    6.40%           -       -          -          -    $ 22,493    $ 22,493     6.40%
                                      =======    =====                              =          =    ========    ========     =====

Investment securities:
   Available for sale                 $57,671    6.05%    $ 23,527    5.95%   $ 9,773      7.17%    $ 90,971    $ 91,034     6.14%
   Held to maturity                       876    6.10            -       -          -         -          876         900     6.10
                                      -------    -----    --------    -----   -------     ------    --------    --------     -----
    Total investment securities       $58,547    6.05%    $ 23,527    5.95%   $ 9,773      7.17%    $ 91,847    $ 91,934     6.14%
                                      =======    =====    ========    =====   =======     ======    ========    ========     =====

                                SOURCES OF FUNDS

         GENERAL. Deposits have traditionally been the primary source of Home Savings' funds for use in lending and other investment activities. In addition to deposits, Home Savings derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions. Home Savings may also borrow from the FHLB, as well as other suitable lenders, as a source of funds.

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

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:


                                                                         At December 31,
                                    ----------------------------------------------------------------------------------------
                                                     2000                                          1999
                                    ---------------------------------------        -----------------------------------------
                                                    Percent        Weighted                       Percent        Weighted
                                                    of total       average                        of total       average
                                     Amount         deposits         rate          Amount         deposits         rate
                                     ------         --------        ------         ------         --------         ----
                                                                   (Dollars in thousands)

Checking accounts:
     Interest-bearing               $  65,988         7.33%          1.05%        $ 72,642          8.71%         1.27%
     Noninterest-bearing               17,573         1.95              -            9,981          1.19             -
Savings accounts                      199,680        22.18           2.28          223,038         26.74          2.50
Money market accounts                  80,004         8.89           4.35           73,698          8.84          3.71
                                    ---------       ------                        --------        ------
Total transaction accounts            363,245        40.35              -          379,359         45.48             -

Certificates of deposit:
   4.00% or less                        1,594         0.18              -              595          0.07             -
   4.01% - 6.00%                      201,458        22.37              -          384,455         46.09             -
   6.01% - 8.00%                      333,893        37.08              -           69,286          8.31             -
   8.01% - 10.00%                         223         0.02              -              392          0.05             -
                                    ---------       ------              -         --------        ------          ----
Total certificates of deposit         537,168        59.65           6.07          454,728         54.52          5.26
                                    ---------       ------           ----         --------        ------          ----
   Total deposits                   $ 900,413       100.00%          4.61%        $834,087        100.00%         3.99%
                                    =========       ======           ====         ========        ======          ====



         Total deposits increased by $66.3 million, or 8.0%, from December 31, 1999, to December 31, 2000.

         The following table shows rate and maturity information for Home Savings' certificates of deposit at December 31, 2000:


                                                            At December 31, 2000
                                    ---------------------------------------------------------------
                                                    Over           Over
                                       Up to      1 year to     2 years to
     Rate                             one year     2 years        3 years     Thereafter     Total
     ----                             --------    ----------    -----------   ----------     -----
                                                               (In thousands)

4.00% or less                        $   1,342     $       -     $     18     $    234     $   1,594
4.01% to 6.00%                         141,374        34,331       17,992        7,761       201,458
6.01% to 8.00%                         207,150        66,542       27,899       32,302       333,893
8.01% to 10.00%                            223             -            -            -           223
                                     ---------     ---------     --------     --------     ---------
Total certificates of deposit        $ 350,089     $ 100,873     $ 45,909     $ 40,297     $ 537,168
                                     =========     =========     ========     ========     =========

   Percent of total certificates
         of deposit                      65.17%        18.78%        8.55%        7.50%       100.00%


         At December 31, 2000, approximately $350.1 million of Home Savings' certificates of deposit mature within one year. Based on past experience and Home Savings' prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $276.0 million are available from the FHLB of Cincinnati.

         The following table presents the amount of Home Savings' certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2000:

                   Maturity                             Amount
                   --------                             ------
                                                    (In thousands)

         Three months or less                         $ 12,998
         Over 3 months to 6  months                      6,866
         Over 6 months to 12 months                     24,843
         Over 12 months                                 27,234
                                                      --------
             Total                                    $ 71,941
                                                      ========

Based on past experience, management believes that a substantial percentage of the above certificates will be renewed with Home Savings at maturity.

         The following table sets forth Home Savings' deposit account balance activity for the periods indicated:

                                                 Year ended December 31,
                                             -------------------------------
                                                 2000                 1999
                                                ------               ------
                                                   (Dollars in thousands)

         Beginning balance                   $ 834,087              $777,583
         Net increase in deposits               32,301                26,806
                                             ---------              --------
         Net deposits before interest
            credited                           866,388               804,389
         Interest credited                      34,025                29,698
                                             ---------              --------
         Ending balance                      $ 900,413              $834,087
                                             =========              ========
           Net increase                      $  66,326              $ 56,504
                                             =========              ========

           Percent increase                       7.95%                 7.27%

         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Home Savings is authorized to apply for advances from the FHLB of Cincinnati, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, Home Savings will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2000, Home Savings was in compliance with the QTL test. Although Home Savings may borrow up to $276.0 million from the FHLB, there were $81.5 million outstanding advances at December 31, 2000.

         Butler Wick borrows on a secured basis to fund client receivables. Short-term bank loans bear interest at the federal funds rate plus 1% and are payable on demand. The loans are fully collateralized by marketable securities from both customers' margin accounts and securities owned by Butler Wick. Short-term borrowings also take the form of securities loaned to other broker/dealers. Short-term borrowings are available to Butler Wick to the extent of the loan value of the marketable securities.

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

         Butler Wick offers retail brokerage, asset management, and trust services to clients primarily in northeastern Ohio and western Pennsylvania. In each of these businesses Butler Wick competes with both regional and national firms. As a full service broker, Butler Wick competes based on personal service rather than price. Butler Wick Asset Management Company and Butler Wick Trust Company are the only such locally owned and managed financial services providers.

                                    EMPLOYEES

         At December 31, 2000, Home Savings and Butler Wick had 410 and 163 full-time equivalent employees, respectively. Home Savings and Butler Wick believe that relations with their employees are good. Home Savings offers health, life and disability benefits to all employees, a 401(k) plan, an employee stock ownership plan and a post-retirement health plan for its eligible employees. Home Savings had a defined benefit pension plan, which was terminated effective July 31, 1999. Butler Wick offers health, life and disability benefits to all employees, a 401(k) plan, a profit sharing plan and a retention plan for its eligible employees. None of the employees of Home Savings or Butler Wick are represented by a collective bargaining unit.

                                   REGULATION

         United Community is a unitary savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (HOLA), and is subject to regulation, examination, and oversight by the OTS, although there are generally no restrictions on the activities of United Community unless the OTS determines that there is reasonable cause to believe that an activity constitutes a serious risk to the financial safety, soundness, or stability of Home Savings. Home Savings is subject to regulation, examination, and oversight by the OTS, the Division and the FDIC, and is also subject to certain provisions of the Federal Reserve Act. Butler Wick is subject to regulation by the SEC and NASD Regulation, Inc. United Community, Home Savings and Butler Wick are also subject to the provisions of the Ohio Revised Code applicable to corporations generally, including laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

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

         Federal law prohibits Home Savings from making a capital distribution to anyone or paying management fees to any person having control of Home Savings if, after such distribution or payment, Home Savings would be undercapitalized. In addition, Home Savings may not pay any dividends if, as a result, its net worth would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. Home Savings must file an application with, and obtain approval from, the OTS (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus Home Savings' retained net income for that year to date plus the retained net income for the preceding two years; (ii) if Home Savings would not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the OTS or the FDIC, or any condition imposed on Home Savings in an OTS-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. Home Savings did not pay any dividends to United Community in 1999. In January, 2000, Home Savings paid a dividend to United Community of $158.0 million, which was used to pay a portion of the $185.0 million loan related to the $6.00 per share special capital distribution.

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

ITEM 2.           DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 2000, regarding the properties on which the main office, the branch offices and the loan production offices of Home Savings are located:


                                           Owned or             Year          Net book
Location                                    Leased             opened          value            Deposits
--------                                  -----------          ------        ----------         --------
                                                                                    (In thousands)

275 Federal Plaza West                      Owned               1919           $ 1,294         $ 64,702
Youngstown, Ohio

32 State Street                             Owned               1916               281           90,886
Struthers, Ohio

4005 Hillman Way                            Owned               1958               462           97,484
Boardman, Ohio

650 East State Street                       Owned               1925               158           72,708
Salem, Ohio

6000 Mahoning Avenue                        Leased              1959                11           82,940
Austintown, Ohio

7525 Market Street                          Owned               1971               493          116,321
Boardman, Ohio

4259 Kirk Road                              Owned               1975               547           91,572
Austintown, Ohio

202 South Main Street                       Owned               1975               424           76,642
Poland, Ohio

3500 Belmont Avenue                         Owned               1976               292           70,779
Youngstown, Ohio

29 North Broad Street                       Owned               1977               265           39,454
Canfield, Ohio

980 Great East Plaza                        Leased              1980                10           25,920
Niles, Ohio

One University Plaza                        Leased              2000                15              162
1059-1060 Kilcawley Center
Youngstown, Ohio

127 North Market Street                     Owned               1987               108           30,185
East Palestine, Ohio

210 West Lincoln Way                        Owned               1987               307           19,000
Lisbon, Ohio

2996 McCartney Road                         Leased              2000               108              735
Youngstown, Ohio

14825 South Avenue Ext.                     Owned               1997               754           15,615
Columbiana, Ohio

4625 North River Road                       Owned               2000             1,163            5,461
Warren, Ohio




                                           Owned or             Year           Net book
Location                                    Leased             opened            value          Deposits
--------                                 -----------           ------         ----------        --------
                                                                                   (In thousands)
3690 Orange Place                           Leased              2000               -             N/A
Beachwood, Ohio

6011 Navarre Road, S.W.                     Leased              2000               -             N/A
Canton, Ohio

8500 Station St., #250                      Leased              2000               -             N/A
Mentor, Ohio

Pointe View Professional Park               Leased              2000               -             N/A
4831 Darrow Rd. #106
Stow, Ohio


         The following table sets forth certain information at December 31, 2000, regarding the properties on which the main office and the branch offices of Butler Wick are located:

                                           Owned or             Year
Location                                    Leased             opened
--------                                   --------            ------

City Center One Bldg., Suite 700            Leased              1926
Youngstown, OH 44503

960 W. State Street                         Leased              1959
Alliance, OH 44601

1284 Liberty Street                         Leased              1932
Franklin, PA 16322

1 E. State Street                           Leased              1932
Sharon, PA 16146

25651 Detroit Road                          Leased              1990
Cleveland, OH 44145

3685 Stutz Drive, Suite 201                 Leased              1999
Canfield, OH 44406

149 N Water Street                          Leased              1981
Kent, OH 44240

Howland Professional Centre                 Leased              1932
425 Niles-Cortland Road SE
Bldg. A, Suite 201
Warren, Ohio

Howland Professional Centre                 Leased              2000
425 Niles-Cortland Road SE
Bldg. A, Suite 202
Warren, Ohio

3637 Medina Road, Suite 206 *               Leased              1997
Medina, OH 44256

                                           Owned or             Year
Location                                    Leased             opened
--------                                  ----------           ------
Firstar Tower *                             Leased              2000
175 S Third St., Suite 230
Columbus, Ohio

4522 Fulton Drive NW                        Leased              1990
Canton, OH 44718

100 S. Broadway, 2nd Floor                  Leased              1956
Salem, OH 44460

* The Medina and Columbus offices are not a full service offices, they are satellite offices of the Cleveland office.

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


  MARKET PRICE AND DIVIDENDS
  -----------------------------------------------------------------------------------------------------------------------
                                                FIRST           SECOND          THIRD           FOURTH
                                               QUARTER         QUARTER         QUARTER         QUARTER           2000
  -----------------------------------------------------------------------------------------------------------------------
  2000
  High                                         $ 9.938         $ 6.969         $ 6.688         $ 7.031         $ 9.938
  Low                                            6.719           5.500           5.813           6.125           5.500
  Close                                          6.969           6.656           6.563           6.938           6.938
  Dividends declared and paid                    0.075           0.075           0.075           0.075           0.300
  -----------------------------------------------------------------------------------------------------------------------

  -----------------------------------------------------------------------------------------------------------------------
                                                FIRST           SECOND          THIRD           FOURTH
                                               QUARTER         QUARTER         QUARTER         QUARTER           1999
  -----------------------------------------------------------------------------------------------------------------------
  1999
  High                                         $14.375         $14.688         $14.875         $15.500         $15.500
  Low                                           11.250          10.750          12.000           9.563           9.563
  Close                                         11.750          14.688          13.813           9.938           9.938
  Dividends declared and paid                   0.075           0.075           0.075            0.075           0.300
  -----------------------------------------------------------------------------------------------------------------------


As of March 5, 2001, there were approximately 14,341 registered holders of United Community stock.

ITEM 6.           SELECTED FINANCIAL DATA

         The information contained in the 2000 Annual Report to Shareholders of United Community (Annual Report) under the caption "Selected Financial Data and Other Data" is incorporated herein by reference and attached hereto as part of
Exhibit 13.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Consolidated Financial Statements appearing in the Annual Report and the report of Deloitte & Touche LLP dated January 24, 2001, are incorporated herein by reference and attached hereto as part of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 20, 2001, United Community notified Deloitte & Touche LLP (Deloitte & Touche) that, upon completion of Deloitte & Touche's audit of United Community's consolidated financial statements for the fiscal year ended December 31, 2000, United Community will change auditors to Crowe Chizek and Company LLP (Crowe Chizek). The decision to replace Deloitte & Touche with Crowe Chizek was based on Crowe Chizek's substantially lower fees, and was recommended by United Community's Audit Committee to the full Board of Directors, which approved the decision.

The reports of Deloitte & Touche on United Community's consolidated financial statements for the fiscal years ended December 31, 2000, 1999 and 1998 do not contain an adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the three fiscal years ended December 31, 2000, there have been no disagreements between Deloitte & Touche and United Community on any matter of accounting principles or practices, consolidated financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Proxy Statement for the 2001 Annual Meeting of Shareholders of United Community (Proxy Statement), filed with the Securities and Exchange Commission (Commission) on March 26, 2001, under the captions "Proposal One - Election of Directors" and "Executive Officers," is incorporated herein by reference.

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

        3.1      Articles of Incorporation

        3.2      Amended Code of Regulations

        10       Material Contracts

        11       Statement Regarding Computation of Per Share Earnings

        13       Portions of the 2000 Annual Report to Shareholders

        16       Letter regarding change in certifying accountants

        20       Proxy Statement for 2001 Annual Meeting of Shareholders

        21       Subsidiaries of Registrant

        23.1     Deloitte & Touche LLP Consent

        23.2     Packer, Thomas & Co. Consent

        99       Independent Auditors' Report from Packer, Thomas & Co.

(b) FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c)      REPORTS ON FORM 8-K.  On  October  18,  2000 an 8-K was filed for
         Item 5, Other Events, providing the third quarter financial information news release.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    UNITED COMMUNITY FINANCIAL CORP.

                                      By:  /S/  Douglas M. McKay
                                         --------------------------------------
                                         Douglas M. McKay, President
                                         (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


   /S/ Douglas M. McKay                                     /S/ Richard M. Barrett
   ------------------------------------------------         -------------------------------------------------
   Douglas M. McKay, President and Director                 Richard M. Barrett, Director

   Date:  March 29, 2001                                    Date:  March 29, 2001



   /S/ John F. Zimmerman, Jr.                               /S/ Donald J. Varner
   ------------------------------------------------         -------------------------------------------------
   John F. Zimmerman, Jr., Director                         Donald J. Varner, Director

   Date  March 29, 2001                                     Date:  March 29, 2001



   /S/ Herbert F. Schuler, Sr.                              /S/ Patrick A. Kelly
   ------------------------------------------------         -------------------------------------------------
   Herbert F. Schuler, Sr., Director                        Patrick A. Kelly, Treasurer (Principal Financial
                                                            Officer)

   Date:  March 29, 2001                                    Date:  March 29, 2001




   /S/ Thomas J. Cavalier

   ------------------------------------------------
   Thomas J. Cavalier, Director

   Date:  March 29, 2001



                                INDEX TO EXHIBITS

Exhibit Number
--------------

3.1    Articles of Incorporation                                 Incorporated  by reference to the  Registration  Statement on
                                                                 Form S-1 filed by United  Community  on March 13,  1998 (S-1)
                                                                 with the Securities and Exchange  Commission  (SEC),  Exhibit
                                                                 3.1

3.2    Amended Code of Regulations                               Incorporated  by  reference  to the 1998 10-K filed by United
                                                                 Community on March 31, 1999, Exhibit 3.2

10.1   The Home Savings and Loan Company of Youngstown,          Incorporated  by  reference to the  Pre-Effective  Amendment,
       Ohio Employee Stock Ownership Plan                        Exhibit 10.3

10.2 Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Douglas
       M. McKay, dated December 29, 2000.

10.3 Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Donald
       J. Varner, dated December 29, 2000.

10.4 Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick A.
       Kelly, dated December 29, 2000.

10.5   Employment Agreement between Butler Wick Corp.            Incorporated  by  reference  to the 1999 10-K filed by United
       and Thomas J. Cavalier, dated August 12, 1999             Community on March 29, 2000, Exhibit 10.5

10.6 Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and David G. Lodge, dated December 29, 2000.

10.7 Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W.
       Bevack, dated December 29, 2000.

11     Statement Regarding Computation of Per Share Earnings     Incorporated by reference to Note 19 to the Financial Statements included in the Annual Report in Exhibit 13

13     Portions of the 2000 Annual Report to Shareholders

16 Letter from Deloitte & Touche LLP regarding change in certifying accountants

20     Proxy Statement for 2001 Annual Meeting of                Incorporated by reference to the Proxy Statement,  filed with
       Shareholders                                              the Securities and Exchange Commission on March 26, 2001.



21     Subsidiaries of Registrant

23.1   Deloitte & Touche LLP Consent

23.2   Packer, Thomas & Co. Consent

99     Independent Auditors' Report from Packer, Thomas & Co.