Form 10-Q
period 2001-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2001-05-14
CIK 707886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  37,290,809 common shares as of April 30, 2001

                                TABLE OF CONTENTS
                                -----------------

PART I.  FINANCIAL INFORMATION                                                                          PAGE
     Item 1.  Financial Statements  (Unaudited)

              Consolidated Statements of Financial Condition as of March 31, 2001 and
              December 31,2000.........................................................................   1

              Consolidated Statements of Income for the Three Months Ended
              March 31, 2001 and 2000 .................................................................   2

              Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2001 and 2000 .................................................................   3

              Notes to Consolidated Financial Statements ..............................................   4 - 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................   7-11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................   11

PART II. OTHER INFORMATION.............................................................................   12

Signatures.............................................................................................   13

EXHIBITS...............................................................................................   14

                        UNITED COMMUNITY FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)


                                                                                         March 31,       December 31,
                                                                                           2001            2000
                                                                                        -----------      ------------
                                                                                              (dollars in thousands)
ASSETS:
Cash and deposits with banks                                                            $    26,656      $    23,479
Federal funds sold and other                                                                 45,321           22,493
                                                                                        -----------      -----------
     Total cash and cash equivalents                                                         71,977           45,972
                                                                                        -----------      -----------
Investment securities:
  Trading (amortized cost of $5,963 and $5,927, respectively)                                 5,968            5,933
  Available for sale (amortized cost of $78,593 and $98,267, respectively)                   79,415           98,445
  Held to maturity (fair value of $891 and $900, respectively)                                  881              876
Mortgage-related securities:
  Available for sale (amortized cost of $97,011 and $92,059, respectively)                   97,741           91,731
  Held to maturity (fair value of $102,748 and $108,229, respectively)                      100,651          107,684
Loans, net (including allowance for loan losses of $6,865 and $6,553, respectively)         927,399          876,653
Margin accounts                                                                              29,350           33,361
Federal Home Loan Bank stock                                                                 14,039           13,793
Premises and equipment                                                                       11,964           11,939
Accrued interest receivable                                                                   8,222            7,701
Real estate owned                                                                               349              359
Other assets                                                                                  8,802            5,752
                                                                                        -----------      -----------
     TOTAL ASSETS                                                                       $ 1,356,758      $ 1,300,199
                                                                                        ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                                $   939,693      $   900,413
Other borrowed funds                                                                        138,516          114,317
Advance payments by borrowers for taxes and insurance                                         2,564            4,152
Accrued interest payable                                                                      3,612            2,933
Accrued expenses and other liabilities                                                       14,822           16,485
                                                                                        -----------      -----------
     TOTAL LIABILITIES                                                                    1,099,207        1,038,300
                                                                                        -----------      -----------
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock-no par value; 1,000,000 shares authorized and unissued
  at March 31, 2001                                                                            --               --
Common stock-no par value; 499,000,000 shares authorized; 37,799,309
   and 37,800,497 shares issued, respectively                                               136,989          136,967
Retained earnings                                                                           155,706          155,026
Accumulated other comprehensive income                                                        1,009              (98)
Unearned stock compensation                                                                 (25,795)         (26,674)
Treasury stock, at cost; 1,508,500 and 483,500 shares, respectively                         (10,358)          (3,322)
                                                                                        -----------      -----------
     TOTAL SHAREHOLDERS' EQUITY                                                             257,551          261,899
                                                                                        -----------      -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 1,356,758      $ 1,300,199
                                                                                        ===========      ===========


See Notes to Consolidated Financial Statements.

                        UNITED COMMUNITY FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                                 For the Three Months Ended
                                                                           March 31,
                                                                -----------------------------
                                                                    2001             2000
                                                                ------------      -----------
                                                           (dollars in thousands except share data)
INTEREST INCOME
    Loans                                                       $     18,074      $    14,314
    Mortgage-related securities:
      Available for sale                                               1,464            1,814
      Held to maturity                                                 1,782            2,353
    Investment securities:
      Trading                                                             31               41
      Available for sale                                               1,332            2,230
      Held to maturity                                                    13               17
    Margin accounts                                                      668              746
    FHLB stock dividend                                                  246              223
    Other interest-earning assets                                        428              141
                                                                ------------      -----------
         Total interest income                                        24,038           21,879
INTEREST EXPENSE
    Interest expense on Deposits                                      10,284            8,161
    Interest expense on Other borrowed funds                           1,397            1,922
                                                                ------------      -----------
         Total interest expense                                       11,681           10,083
                                                                ------------      -----------
NET INTEREST INCOME                                                   12,357           11,796
PROVISION FOR LOAN LOSS ALLOWANCES                                       330             --
                                                                ------------      -----------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSS ALLOWANCES                                              12,027           11,796
                                                                ------------      -----------
NONINTEREST INCOME
    Commissions                                                        3,591            5,384
    Service fees and other charges                                     1,919            1,255
    Underwriting and investment banking                                   63               21
    Net gains (losses):
      Mortgage-backed securities                                          92             --
      Investment securities                                              245               10
      Trading securities                                                (411)             371
      Loans sold                                                          25             --
      Other                                                               (9)               2
    Other income                                                         273              212
                                                                ------------      -----------
         Total noninterest income                                      5,788            7,255
                                                                ------------      -----------
NONINTEREST EXPENSES
    Salaries and employee benefits                                     7,864            9,628
    Occupancy                                                            573              456
    Equipment and data processing                                      1,619            1,300
    Deposit insurance premiums                                            42               41
    Franchise tax                                                        510              934
    Advertising                                                          551              501
    Other expenses                                                     1,620            1,581
                                                                ------------      -----------
         Total noninterest expenses                                   12,779           14,441
                                                                ------------      -----------
INCOME BEFORE INCOME TAXES                                             5,036            4,610
INCOME TAXES                                                           1,834            1,508
                                                                ------------      -----------
NET INCOME                                                      $      3,202      $     3,102
                                                                ============      ===========
EARNINGS PER SHARE:
    Basic and diluted                                           $       0.10      $      0.09
    Average common shares outstanding                             32,671,313       32,923,217
    Average common and common equivalent shares outstanding       32,814,872       33,437,697

See Notes to Consolidated Financial Statements.

                        UNITED COMMUNITY FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                     2001          2000
                                                                                   --------      ---------
                                                                                    (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $  3,202      $   3,102
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Provision for loan loss allowances                                             330           --
         Net gains                                                                     (353)           (11)
         Accretion of discounts and amortization of premiums                           (241)           (69)
         Depreciation                                                                   513            347
         ESOP compensation                                                              486            564
         Amortization of restricted stock compensation                                  416            420
         FHLB stock dividends                                                          (246)          (223)
         (Increase) decrease in trading securities                                      (35)         1,067
         Decrease (increase) in margin accounts                                       4,011         (8,283)
         Increase in interest receivable                                               (521)          (200)
         Increase in prepaid and other assets                                        (3,645)        (3,386)
         Increase (decrease) in interest payable                                        679         (1,264)
         (Decrease) increase in other liabilities                                    (1,663)         6,542
                                                                                   --------      ---------
              Net cash provided by (used in) operating activities                     2,933         (1,394)
                                                                                   --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from principal repayments and maturities of:
         Mortgage-related securities held to maturity                                 5,584          6,392
         Mortgage-related securities available for sale                               6,833          4,205
         Investment securities held to maturity                                         400            293
         Investment securities available for sale                                    18,503         14,224
    Proceeds from sale of:
         Mortgage-related securities held to maturity                                 1,454           --
         Mortgage-related securities available for sale                               7,784           --
         Investment securities available for sale                                     6,438          2,579
         Loans                                                                        1,330           --
    Purchases of:
         Investment securities available for sale                                    (5,023)        (5,864)
         Investment securities held to maturity                                        (382)          (377)
         Mortgage-related securities available for sale                             (19,505)          --
    Net principal disbursed on loans                                                (51,326)       (12,425)
    Loans purchased                                                                    (900)          (322)
    Purchases of premises and equipment                                                (538)          (496)
    Other                                                                                87              2
                                                                                   --------      ---------
              Net cash (used in) provided by investing activities                   (29,261)         8,211
                                                                                   --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in NOW, savings and money market accounts             5,738           (388)
        Net increase (decrease) in certificates of deposit                           33,542         (8,861)
        Net decrease in advance payments by borrowers
          for taxes and insurance                                                    (1,588)        (1,751)
        Net increase (decrease) in borrowed funds                                    24,199        (84,304)
        Dividends paid                                                               (2,522)        (2,540)
        Purchase of treasury stock                                                   (7,036)          --
                                                                                   --------      ---------
              Net cash provided by (used in) financing activities                    52,333        (97,844)
                                                                                   --------      ---------
Increase (decrease) in cash and cash equivalents                                     26,005        (91,027)
Cash and cash equivalents, beginning of period                                       45,972        111,445
                                                                                   --------      ---------
Cash and cash equivalents, end of period                                           $ 71,977      $  20,418
                                                                                   ========      =========
Supplemental disclosures of cash flow information:
Cash paid during the period for:
      Interest on deposits and borrowings                                          $ 11,159      $  11,396
      Income taxes                                                                    1,010            445
Supplemental schedule of noncash activities:
    Transfers from loans to real estate owned                                            87             48

See Notes to Consolidated Financial Statements.

                        UNITED COMMUNITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.    BASIS OF PRESENTATION

United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. Home Savings has 17 full service offices located throughout Mahoning, Columbiana and Trumbull Counties and 4 loan production offices in the Cleveland, Canton, Stow and Mentor areas in northeastern Ohio. Butler Wick Corp. (Butler
Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for three wholly owned subsidiaries: Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Through these subsidiaries, Butler Wick's business includes investment brokerage services, which it has conducted for over 70 years, and a network of integrated financial services, including asset management, trust and estate services, public finance and insurance. Butler Wick and its subsidiaries have 11 full service offices and one trust office throughout northeastern Ohio and western Pennsylvania.

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

The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, contained in United Community's Form 10-K for the year ended December 31, 2000.

2.    COMPREHENSIVE INCOME

United Community's comprehensive income for the three months ended March 31, 2001 and 2000 are as follows:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                    2001          2000
                                                   -------      -------
                                                     (In thousands)
Net income                                         $ 3,202      $ 3,102
Unrealized holding gains (losses) arising
  during the period, net of tax effect of
  $596 and ($256), respectively                      1,286         (481)
Reclassification adjustment for (gains) losses
   included in net income, net of tax effect
   of ($97) and $4, respectively                      (180)           7
                                                   -------      -------
Comprehensive income                               $ 4,308      $ 2,628
                                                   =======      =======


3.       SALE OF HELD TO MATURITY MORTGAGE-RELATED SECURITIES

During the three months ended March 31, 2001, Home Savings sold approximately $1.5 million of mortgage-related securities held to maturity with outstanding balances less than 15% of the principal outstanding at acquisition. A gain of approximately $61,000 was recorded on the sale. There were no sales of mortgage-related securities held to maturity during the three months ended March 31, 2000.

4.    SEGMENT INFORMATION

Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires financial disclosure and descriptive information about reportable operating segments, based on how chief decision-makers manage the business. United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and corporate banking services. Investment advisory services provide an investment brokerage and a network of integrated financial services. Condensed statements of income and selected financial information by operating segment for the three months ended March 31, 2001 and 2000 are as follows:

                                     THREE MONTHS ENDED MARCH 31, 2001

                                                       Investment
                               Retail Banking        Advisory Services    Eliminations          Total
---------------------------------------------------------------------------------------------------------
                                                            (In thousands)
Interest income                       $24,048            $   721            ($  731)            $24,038
Interest expense                       12,062                350               (731)             11,681
Provision for loan loss                   330               --                 --                   330
                                      -------            -------            -------             -------
Net interest income after
   provision for loan loss             11,656                371               --                12,027
Non-interest income                       763              5,025               --                 5,788
Non-interest expense                    7,906              4,873               --                12,779
                                      -------            -------            -------             -------
Income before tax                       4,513                523               --                 5,036
Income tax                              1,648                186               --                 1,834
                                      -------            -------            -------             -------
Net income                            $ 2,865            $   337            $  --               $ 3,202
                                      =======            =======            =======             =======

                                     THREE MONTHS ENDED MARCH 31, 2000

                                                     Investment
                                  Retail Banking    Advisory Services     Eliminations          Total
-------------------------------------------------------------------------------------------------------
                                                       (In thousands)
Interest income                       $21,571            $   807            ($  499)            $21,879
Interest expense                       10,142                440               (499)             10,083
Provision for loan loss                  --                 --                 --                  --
                                      -------            -------            -------             -------
Net interest income after
   provision for loan loss             11,429                367               --                11,796
Non-interest income                       836              6,419               --                 7,255
Non-interest expense                    7,987              6,454               --                14,441
                                      -------            -------            -------             -------
Income before tax                       4,278                332               --                 4,610
Income tax                              1,389                119               --                 1,508
                                      -------            -------            -------             -------
Net income                            $ 2,889            $   213            $  --               $ 3,102
                                      =======            =======            =======             =======

5.    NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The FASB delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. United Community adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001, which adoption did not have an impact on United Community's financial position or results of operations.

In September 2000, FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement replaces SFAS No. 125 and revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Adoption of this statement did not have, and is not anticipated to have, a material impact on United Community's financial position or results of operations.

6.       SUBSEQUENT EVENT

As previously announced on December 9, 2000, United Community executed a definitive agreement for Home Savings to acquire Industrial Bancorp, Inc. (Industrial Bancorp), the holding company of Industrial Savings and Loan Association in Bellevue, Ohio. The shareholders of Industrial Bancorp approved the acquisition at a special meeting of shareholders held on April 17, 2001. Pending regulatory approval, Home Savings will pay $20.375 in cash for each Industrial Bancorp common share. Home Savings will account for the acquisition as a purchase and will include Industrial Bancorp's results of operations from the effective date of the acquisition in its 2001 financial statements. At March 31, 2001, Industrial Bancorp had total assets of $429.6 million and total deposits of $315.7 million. Based on Industrial Bancorp's 4,337,883 outstanding shares, the acquisition is valued at $88.4 million.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        UNITED COMMUNITY FINANCIAL CORP.

                                                                                         At or For the
                                                                                       Three Months Ended
                                                                                   March 31,            March 31,
SELECTED FINANCIAL RATIOS AND OTHER DATA: (1)                                        2001                 2000
                                                                               ------------------   ------------------
Performance ratios:
        Return on average assets (2)                                                       0.98%                1.00%
        Return on average equity (3)                                                       4.89%                4.81%
        Interest rate spread (4)                                                           2.92%                3.02%
        Net interest margin (5)                                                            3.90%                3.94%
        Noninterest expense to average assets                                              3.91%                4.67%
        Efficiency ratio (6)                                                              70.20%               75.80%
        Average interest-earning assets to average interest-
            bearing liabilities                                                          126.48%              127.21%
Capital ratios:
        Average equity to average assets                                                  20.03%               20.84%
        Equity to assets, end of period                                                   18.98%               20.83%
        Tangible capital (7)                                                              14.05%               13.66%
        Core capital (7)                                                                  14.05%               13.66%
        Risk-based capital (7)                                                            23.60%               24.69%
Asset quality ratio:
        Nonperforming loans to total loans at end of period (8)                            0.66%                0.57%
        Nonperforming assets to average assets (9)                                         0.50%                0.35%
        Nonperforming assets to total assets at end of period                              0.48%                0.35%
        Allowance for loan losses as a percent of loans                                    0.73%                0.86%
        Allowance for loan losses as a percent of
            nonperforming loans (8)                                                      111.59%              153.31%
Per share data:
        Basic earnings per share (10)                                                      0.10                 0.09
        Diluted earnings per share (10)                                                    0.10                 0.09
        Dividends per share                                                               0.075                0.075
        Book value per share (11)                                                          7.86                 7.60
Number of full service banking offices                                                       17                   14
Number of loan production offices                                                             4                    -
Number of full service brokerage offices                                                     11                   10
Number of trust offices                                                                       1                    -

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

      (6) Noninterest expense divided by the sum of net interest income and noninterest income, excluding gains and losses.

      (7) Home Savings only.

      (8) Nonperforming loans consist of nonaccrual loans and restructured loans.

      (9) Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

     (10) Net income divided by average number of shares outstanding.

     (11) Equity divided by number of shares outstanding.

    COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000


Total assets were $1.4 billion at March 31, 2001 a $56.6 million, or 4.4%, increase compared to December 31, 2000. The primary reasons for the increase in total assets were an increase in cash and cash equivalents of $26.0 million and an increase in net loans of $50.7 million, which were partially offset by a $20.0 million decline in securities.

Net loans increased $50.7 million, or 5.8%, to $927.4 million at March 31, 2001, compared to $876.7 million at December 31, 2000. The most significant increase was in permanent one- to-four family residential loans, which increased $25.3 million, or 4.1%. Commercial loans increased $12.9 million, or 9.3%, and consumer loans increased $6.0 million, or 10.2%. Home Savings is expecting continued growth in all loan categories which will increase the risk of loan losses. Non-residential real estate lending is generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties.

Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds and investment and mortgage-related securities available for sale. Overnight funds increased $22.8 million, or 101.5%, to $45.3 million at March 31, 2001 from $22.5 million at December 31, 2000. Securities available for sale, which include both investment and mortgage-related securities, decreased $13.0 million, or 6.9%, since December 31, 2000. Securities held to maturity, which also consist of both investment securities and mortgage-related securities, decreased $7.0 million, or 6.5%, since December 31, 2000. Trading securities, which consist of investment securities, increased $35,000, or 0.6%, to $6.0 million at March 31, 2001. The net increase in overnight funds and securities, along with a $3.2 million increase in cash and deposits with banks, was primarily the result of increases in deposits and other borrowed funds as discussed below. Securities available for sale, in conjunction with overnight funds, enable United Community to utilize excess funds while providing a great deal of liquidity and flexibility as United Community pursues other investment opportunities.

Nonaccrual and restructured loans decreased approximately $3.6 million to $6.2 million at March 31, 2001 from $9.8 million at December 31, 2000, primarily due to a $2.8 million nonresidential real estate loan that was paid off. At March 31, 2001, total nonaccrual and restructured loans accounted for 0.66% of net loans receivable, compared to 1.10% at December 31, 2000. Total nonperforming assets, which include nonaccrual and restructured loans and real estate owned, were 0.48% of total assets as of March 31, 2001 and 0.77% as of December 31, 2000.

Total deposits increased $39.3 million from $900.4 million at December 31, 2000 to $939.7 million at March 31, 2001. The increase was primarily due to a $33.5 million increase in certificates of deposit, resulting from competitive interest rates offered by Home Savings.

Other borrowed funds increased $24.2 million to $138.5 million at March 31, 2001 compared to $114.3 million at December 31, 2000. This increase is due to additional borrowings from the Federal Home Loan Bank (FHLB) which will be used to fund asset growth. As of March 31, 2001, $105.0 million of the other borrowed funds consisted of FHLB advances. The remaining funds consist of a revolving line of credit utilized by Butler Wick and other short-term borrowings.

Shareholders' equity decreased $4.3 million, or 1.7%, to $257.6 million at March 31, 2001 from $261.9 million at December 31, 2000. The decrease was primarily due to quarterly dividends of $0.075 per share paid in March 2001 and treasury stock purchases, partially offset by earnings for the three months. Book value per share was $7.86 as of March 31, 2001.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                        MARCH 31, 2001 AND MARCH 31, 2000


NET INCOME. Net income for the three months ended March 31, 2001 was $3.2 million, or $0.10 per diluted share. Net income for the comparable period in 2000 was $3.1 million, or $0.09 per diluted share. The primary reason for the increase in net income of $100,000 for the three months ended March 31, 2001, compared to the same period in 2000, was a decrease of $1.7 million in noninterest expense and an increase of $561,000 in net interest income, which were substantially offset by a $1.5 million decrease in noninterest income, a $330,000 increase in the provision for loan loss allowances and a $326,000 increase in income taxes. United Community's annualized return on average assets and return on average equity were 0.98% and 4.89%, respectively, for the three months ended March 31, 2001. The annualized return on average assets and return on average equity for the comparable period in 2000 were 1.00% and 4.81%, respectively.

NET INTEREST INCOME. Net interest income increased $561,000, or 4.8%, for the three months ended March 31, 2001, compared to the first quarter of 2000, primarily due to an increase in interest income of $2.2 million, partially offset by an increase in interest expense of $1.6 million. The increase in interest income, which was primarily due to an increase in interest on loans of $3.8 million as a result of higher volume, was partially offset by a decrease in interest earned on securities of $1.8 million. The increase in interest expense was primarily due to an increase in the average balance of interest-bearing liabilities along with an increase in rates for the three months ended March 31, 2001 compared to the same period in 2000. Due to the decline in market interest rates beginning in January 2001, Home Savings should see a declining cost of funds as certificates of deposit issued during the higher rate environment of 2000 begin to reprice. Please refer to the rate/volume analysis on page 11 for a more in depth analysis of the change in net interest income.

PROVISION FOR LOAN LOSS ALLOWANCES. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Due to growth in the loan portfolio and increases in nonperforming loans and delinquency rates, the provision for loan loss allowance was $330,000 for the first quarter of 2001 compared to no additional provision being booked in the first quarter of 2000. Home Savings anticipates further growth in the loan portfolio which may have further impact on the loan loss provision in the future. Home Savings' allowance for loan losses totaled $6.9 million at March 31, 2001, which was 0.73% of total loans, compared to 0.86% at March 31, 2000.

NONINTEREST INCOME. Noninterest income declined $1.5 million, or 20.2%, from $7.3 million for the three months ended March 31, 2000, to $5.8 million for the three months ended March 31, 2001. The primary reason for the decline was a $1.8 million decrease in commissions earned by Butler Wick due to a decrease in volume of brokerage transactions and a $782,000 decline in trading account gains, partially offset by increases of $664,000 in service charges and other fees and $327,000 of gains on the sale of investments and mortgage-backed securities.

NONINTEREST EXPENSE. Total noninterest expense decreased $1.6 million, or 11.5%, to $12.8 million for the three months ended March 31, 2001, from $14.4 million for the three months ended March 31, 2000. The decrease was due to a decrease in salaries and employee benefits of $1.8 million, primarily due to the lower commissions at Butler Wick, and a decrease in franchise tax expense of $424,000, partially offset by an increase of $319,000 in equipment and data processing expenses.

FEDERAL INCOME TAXES. The provision for federal income taxes increased
$326,000 for the three months ended March 31, 2001, compared to the three months ended March 31, 2000, primarily due to the higher pre-tax income for the first quarter of 2001 compared to the first quarter of 2000. The effective tax rates were 36.4% and 32.7% for the three months ended March 31, 2001 and 2000, respectively.

                        UNITED COMMUNITY FINANCIAL CORP.
                             AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended March 31, 2001 and 2000. Average balance calculations were based on daily balances.

                                                                    THREE MONTHS ENDED MARCH 31,
                                                       --------------------------------------------------
                                                                                2001
                                                       --------------------------------------------------

                                                            AVERAGE           INTEREST
                                                          OUTSTANDING          EARNED/         YIELD/
                                                            BALANCE             PAID            RATE
                                                       ------------------   --------------   ------------
                                                                           (IN THOUSANDS)
Interest-earning assets:
  Net loans (1)                                                $ 895,727         $ 18,074          8.07%
  Mortgage-backed securities:
     Available for sale                                           93,259            1,464          6.28%
     Held to maturity                                            104,674            1,782          6.81%
  Investment securities:
     Trading                                                       6,160               31          2.01%
     Available for sale                                           89,048            1,332          5.98%
     Held to maturity                                                880               13          5.91%
  Margin accounts                                                 32,874              668          8.13%
  Other interest-earning assets                                   45,586              674          5.91%
                                                       -----------------    -------------    -----------

Total interest-earning assets                                  1,268,208           24,038          7.58%

Noninterest-earning assets                                        40,544
                                                       -----------------
Total assets                                                  $1,308,752
                                                       =================
Interest-bearing liabilities:
     Checking and demand accounts                              $ 146,197          $ 1,077          2.95%
     Savings accounts                                            198,712            1,111          2.24%
     Certificates of deposit                                     553,389            8,096          5.85%
     Other borrowed funds                                        104,430            1,397          5.35%
                                                       -----------------    -------------    -----------
Total interest-bearing liabilities                             1,002,728           11,681          4.66%
                                                                            -------------    -----------
Noninterest-bearing liabilities                                   43,920
                                                       -----------------
Total liabilities                                              1,046,648

Equity                                                           262,104
                                                       -----------------
Total liabilities and equity                                  $1,308,752
                                                       =================
Net interest income and
interest rate spread                                                             $ 12,357          2.92%
                                                                            =============    ===========
Net interest margin                                                                                3.90%
                                                                                             ===========
Average interest-earning assets to average
    interest-bearing liabilities                                                                 126.48%
                                                                                             ============


                                                                 THREE MONTHS ENDED MARCH 31,
                                                       --------------------------------------------------
                                                                              2000
                                                       --------------------------------------------------

                                                            AVERAGE           INTEREST
                                                          OUTSTANDING         EARNED/          YIELD/
                                                            BALANCE             PAID            RATE
                                                       ------------------   -------------    ------------
                                                                           (IN THOUSANDS)

Interest-earning assets:
  Net loans (1)                                                $ 728,755        $ 14,314           7.86%
  Mortgage-backed securities:
     Available for sale                                          111,576           1,814           6.50%
     Held to maturity                                            135,137           2,353           6.96%
  Investment securities:
     Trading                                                       6,715              41           2.44%
     Available for sale                                          154,488           2,230           5.77%
     Held to maturity                                              1,161              17           5.86%
  Margin accounts                                                 36,295             746           8.22%
  Other interest-earning assets                                   23,203             364           6.28%
                                                       -----------------    ------------     -----------

Total interest-earning assets                                  1,197,330          21,879           7.31%

Noninterest-earning assets                                        39,586
                                                       -----------------
Total assets                                                  $1,236,916
                                                       =================
Interest-bearing liabilities:
     Checking and demand accounts                             $  143,528        $    941           2.62%
     Savings accounts                                            221,884           1,369           2.47%
     Certificates of deposit                                     448,488           5,851           5.22%
     Other borrowed funds                                        127,320           1,922           6.04%
                                                       ------------------   ------------     -----------
Total interest-bearing liabilities                               941,220          10,083           4.29%
                                                                            ------------     ------------
Noninterest-bearing liabilities                                   37,925
                                                       ------------------
Total liabilities                                                979,145

Equity                                                           257,771
                                                       ------------------
Total liabilities and equity                                  $1,236,916
                                                       ==================
Net interest income and
interest rate spread                                                            $ 11,796           3.02%
                                                                            =============    ===========
Net interest margin                                                                                3.94%
                                                                                             ===========
Average interest-earning assets to average
    interest-bearing liabilities                                                                 127.21%
                                                                                             ============

----------------------

(1)   Nonaccrual loans are included in the average balance.

                        UNITED COMMUNITY FINANCIAL CORP.
                              RATE/VOLUME ANALYSIS

                                                                  For the Three Months Ended March 31
                                                             -----------------------------------------------
                                                                              2001 vs. 2000
                                                             -----------------------------------------------
                                                                     Increase
                                                                 (decrease) due to                 Total
                                                             ---------------------------          increase
                                                               Rate             Volume            (decrease)
                                                               ----             ------            ----------
                                                                             (In thousands)
Interest-earning assets:
  Loans                                                        $ 400            $ 3,360           $ 3,760
  Mortgage-backed securities:
    Available for sale                                           (61)              (289)             (350)
    Held to maturity                                             (51)              (520)             (571)
  Investment securities:
    Trading securities                                            (7)                (3)              (10)
    Available for sale                                            84               (982)             (898)
    Held to maturity                                               -                 (4)               (4)
  Margin accounts                                                 (8)               (70)              (78)
  Other interest-earning assets                                  (20)               330               310
                                                               -----            -------             -----
    Total interest-earning assets                              $ 337            $ 1,822             2,159
                                                               =====            =======             -----
Interest-bearing liabilities:
  Savings accounts                                              (122)              (136)             (258)
  Checking accounts                                              118                 18               136
  Certificates of deposit                                        768              1,477             2,245
  Other borrowed funds                                          (205)              (320)             (525)
                                                               -----            -------             -----
    Total interest-bearing liabilities                         $ 559            $ 1,039             1,598
                                                               =====            =======             -----

Change in net interest income                                                                       $ 561
                                                                                                    =====



ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding Home Savings' market risk was disclosed in United Community's 2000 Annual Report under the caption "Asset and Liability Management and Market Risk." No material change in the methodology or results has occurred. Home Savings continues to fall under the criteria of being well capitalized under all interest rate shock scenarios required by the Office of Thrift Supervision's Thrift Bulletin 13a.

                           PART II. OTHER INFORMATION

                        UNITED COMMUNITY FINANCIAL CORP.



ITEMS 1, 2, 3, 4 AND 5 - NOT APPLICABLE

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


a.  Exhibits

    Exhibit
    Number                      Description
 -------------              ----------------------

     3.1                    Articles of Incorporation
     3.2                    Amended Code of Regulations
    11                      Statement regarding computation
                            of earnings per share

b.  Reports on Form 8-K

On January 24, 2001, United Community filed a Form 8-K disclosing operating results for the quarter and year ended December 31, 2000.

On February 27, 2001 and March 30, 2001, United Community filed
Forms 8-K for Item 4 regarding a change in registrant's certifying accountant.

                        UNITED COMMUNITY FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             UNITED COMMUNITY FINANCIAL CORP.



Date:         May 11, 2001                  /s/ Douglas M. McKay
                                            ---------------------------------
                                            Douglas M. McKay, President


Date:         May 11, 2001                  /s/ Patrick A. Kelly
                                            ---------------------------------
                                            Patrick A. Kelly, Treasurer

                        UNITED COMMUNITY FINANCIAL CORP.

                                   EXHIBIT 3.1
                                   -----------

Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission
(SEC), Exhibit 3.1.

                                   EXHIBIT 3.2
                                   -----------

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, Exhibit 3.2.


                                   EXHIBIT 11
                                   ----------




COMPUTATIONS OF EARNINGS PER COMMON SHARE

                                                                         Three Months Ended
                                                                             March 31,
                                                                     -------------------------
                                                                      2001              2000
                                                                     -------            -------
                                                                          (In thousands,
                                                                        except per share data)
               BASIC EARNINGS PER SHARE:
               Net income applicable to common stock                 $ 3,202            $ 3,102
               Weighted average common shares outstanding             32,671             32,923
               Basic earnings per share                              $  0.10            $  0.09

               DILUTED EARNINGS PER SHARE:
               Net income applicable to common stock                 $ 3,202            $ 3,102
               Weighted average common shares outstanding             32,671             32,923
               Dilutive effect of restricted stock                       143                515
               Dilutive effect of stock options                            1               --
                                                                     -------            -------
               Weighted average common shares outstanding
                    for dilutive computation                          32,815             33,438
                                                                     =======            =======
               Diluted earnings per share                            $  0.10            $  0.09