Form 10-Q
period 2001-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2001-08-13
CIK 707886

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

                         Commission File Number 0-24399

                        UNITED COMMUNITY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

Ohio                                                               34-1856319
-----------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)


        275 Federal Plaza West
           Youngstown, Ohio                                        44503-1203
           ----------------                                        ----------
(Address of principal executive offices)                           (Zip Code)


                                 (330) 742-0500
                                 ---------------
              (Registrant's telephone number, including area code)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  35,913,842 common shares as of July 31, 2001

                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION                                                                          PAGE
     Item 1.  Financial Statements  (Unaudited)

              Consolidated Statements of Financial Condition as of June 30, 2001 and
              December 31, 2000........................................................................   1

              Consolidated Statements of Income for the Three Months and Six Months Ended
              June 30, 2001 and 2000 ..................................................................   2

              Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2001 and 2000 ..................................................................   3

              Notes to Consolidated Financial Statements ..............................................   4 - 7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................   8-14

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................   14

PART II. OTHER INFORMATION.............................................................................   15

Signatures.............................................................................................   16

EXHIBITS...............................................................................................   17

                        UNITED COMMUNITY FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)


                                                                                                      June 30,         December 31,
                                                                                                        2001               2000
                                                                                                     -----------       ------------
                                                                                                         (dollars in thousands)

ASSETS:
Cash and deposits with banks                                                                         $   113,194        $    23,479
Federal funds sold and other                                                                              16,322             22,493
                                                                                                     -----------        -----------
     Total cash and cash equivalents                                                                     129,516             45,972
                                                                                                     -----------        -----------
Investment securities:
  Trading (amortized cost of $6,759 and $5,927, respectively)                                              6,763              5,933
  Available for sale (amortized cost of $48,936 and $98,267, respectively)                                49,883             98,445
  Held to maturity (fair value of $996 and $900, respectively)                                               985                876
Mortgage-related securities:
  Available for sale (amortized cost of $87,737 and $92,059, respectively)                                88,443             91,731
  Held to maturity (fair value of $95,795 and $108,229, respectively)                                     93,712            107,684
Loans, net (including allowance for loan losses of $7,063 and $6,553, respectively)                    1,047,698            876,653
Margin accounts                                                                                           26,572             33,361
Federal Home Loan Bank stock                                                                              14,293             13,793
Premises and equipment                                                                                    12,042             11,939
Accrued interest receivable                                                                                7,900              7,701
Real estate owned                                                                                            337                359
Other assets                                                                                               7,082              5,752
                                                                                                     -----------        -----------
     TOTAL ASSETS                                                                                    $ 1,485,226        $ 1,300,199
                                                                                                     ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                                             $   967,468        $   900,413
Other borrowed funds                                                                                     237,463            114,317
Advance payments by borrowers for taxes and insurance                                                      4,035              4,152
Accrued interest payable                                                                                   4,316              2,933
Accrued expenses and other liabilities                                                                    15,324             16,485
                                                                                                     -----------        -----------
     TOTAL LIABILITIES                                                                                 1,228,606          1,038,300
                                                                                                     -----------        -----------

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
Preferred stock-no par value; 1,000,000 shares authorized and unissued
  at June 30, 2001                                                                                            --                 --
Common stock-no par value; 499,000,000 shares authorized; 37,799,309
   and 37,800,497 shares issued, respectively                                                            137,020            136,967
Retained earnings                                                                                        156,207            155,026
Accumulated other comprehensive income (loss)                                                              1,074                (98)
Unearned stock compensation                                                                              (24,922)           (26,674)
Treasury stock, at cost; 1,858,500 and 483,500 shares, respectively                                      (12,759)            (3,322)
                                                                                                     -----------        -----------
     TOTAL SHAREHOLDERS' EQUITY                                                                          256,620            261,899
                                                                                                     -----------        -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                      $ 1,485,226        $ 1,300,199
                                                                                                     ===========        ===========


See Notes to Consolidated Financial Statements

                        UNITED COMMUNITY FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                              For the Three Months Ended               For the Six Months Ended
                                                                       June 30,                                June 30,
                                                            -------------------------------        ---------------------------------
                                                               2001               2000                2001                 2000
                                                            ------------       ------------        -----------         -------------
                                                                 (dollars in thousands                  (dollars in thousands
                                                                 except per share data)                  except per share data)

INTEREST INCOME
    Loans                                                   $     19,399       $     15,050        $     37,472        $     29,364
    Mortgage-related securities:
      Available for sale                                           1,412              1,727               2,876               3,540
      Held to maturity                                             1,652              2,236               3,434               4,589
    Investment securities:
      Trading                                                         34                 30                  65                  71
      Available for sale                                           1,022              2,104               2,355               4,335
      Held to maturity                                                13                 17                  26                  34
    Margin accounts                                                  455                926               1,123               1,671
    FHLB stock dividend                                              254                239                 500                 463
    Other interest-earning assets                                    404                 91                 832                 232
                                                            ------------       ------------        ------------        ------------
        Total interest income                                     24,645             22,420              48,683              44,299

INTEREST EXPENSE
    Deposits                                                      10,717              8,268              21,001              16,429
    Other borrowed funds                                           1,527              2,103               2,923               4,025
                                                            ------------       ------------        ------------        ------------
        Total interest expense                                    12,244             10,371              23,924              20,454
                                                            ------------       ------------        ------------        ------------
NET INTEREST INCOME                                               12,401             12,049              24,759              23,845
PROVISION FOR LOAN LOSS ALLOWANCES                                   250                 --                 580                  --
                                                            ------------       ------------        ------------        ------------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSS ALLOWANCES                                          12,151             12,049              24,179              23,845
                                                            ------------       ------------        ------------        ------------
NONINTEREST INCOME
    Commissions                                                    3,421              4,238               7,012               9,622
    Service fees and other charges                                 1,848              1,385               3,767               2,640
    Underwriting and investment banking fees                         321                192                 383                 214
    Net gains (losses):
      Mortgage-related securities                                     48                 --                 140                  --
      Investment securities                                           --                (14)                246                  (4)
      Trading securities                                             216               (144)               (195)                227
      Loans sold                                                      55                 --                  81                  --
      Other                                                           14                 (4)                  5                  (3)
    Other income                                                     195                204                 468                 416
                                                            ------------       ------------        ------------        ------------
        Total noninterest income                                   6,118              5,857              11,907              13,112
                                                            ------------       ------------        ------------        ------------
NONINTEREST EXPENSES
    Salaries and employee benefits                                 8,534              8,470              16,399              18,098
    Occupancy                                                        621                532               1,194                 988
    Equipment and data processing                                  1,775              1,446               3,394               2,746
    Deposit insurance premiums                                        43                 43                  84                  84
    Franchise tax                                                    504                932               1,014               1,865
    Advertising                                                      436                316                 987                 817
    Other expenses                                                 1,639              1,488               3,259               3,070
                                                            ------------       ------------        ------------        ------------
        Total noninterest expenses                                13,552             13,227              26,331              27,668
                                                            ------------       ------------        ------------        ------------
INCOME BEFORE INCOME TAXES                                         4,717              4,679               9,755               9,289
INCOME TAXES                                                       1,779              1,709               3,614               3,217
                                                            ------------       ------------        ------------        ------------
NET INCOME                                                  $      2,938       $      2,970        $      6,141        $      6,072
                                                            ============       ============        ============        ============


EARNINGS PER SHARE:
    Basic and diluted                                       $       0.09       $       0.09        $       0.19        $       0.18
    Average basic shares outstanding                          31,824,605         32,903,672          32,245,620          32,913,530
    Average diluted shares outstanding                        32,048,424         33,442,391          32,429,561          33,438,734



See Notes to Consolidated Financial Statements.

                        UNITED COMMUNITY FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                        Six Months Ended June 30,
                                                                                                      -----------------------------
                                                                                                        2001                2000
                                                                                                      ---------           ---------
                                                                                                         (dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                                        $   6,141           $   6,072
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Provision for loan loss allowances                                                                 580                  --
         Net (gains) losses                                                                                (472)                  7
         Accretion of discounts and amortization of premiums                                               (492)               (186)
         Depreciation                                                                                     1,070                 713
         ESOP compensation                                                                                  972               1,019
         Amortization of restricted stock compensation                                                      834                 839
         FHLB stock dividends                                                                              (500)               (462)
         (Increase) decrease in trading securities                                                         (830)              2,496
         Decrease (increase) in margin accounts                                                           6,789              (9,711)
         Increase in interest receivable                                                                   (199)               (310)
         Increase in prepaid and other assets                                                            (1,959)             (3,626)
         Increase (decrease) in interest payable                                                          1,383              (2,171)
         (Decrease) increase in other liabilities                                                        (1,161)              7,877
                                                                                                      ---------           ---------
              Net cash provided by operating activities                                                  12,156               2,557
                                                                                                      ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from principal repayments and maturities of:
         Mortgage-related securities held to maturity                                                    12,488              13,015
         Mortgage-related securities available for sale                                                  16,106              10,198
         Investment securities held to maturity                                                             500                 693
         Investment securities available for sale                                                        51,744              24,066
    Proceeds from sale of:
         Mortgage-related securities held to maturity                                                     1,454                  --
         Mortgage-related securities available for sale                                                  15,839                  --
         Investment securities available for sale                                                         6,438               8,502
         Loans                                                                                            6,370                  --
    Purchases of:
         Investment securities available for sale                                                        (8,581)            (14,729)
         Investment securities held to maturity                                                            (585)               (476)
         Mortgage-related securities available for sale                                                 (27,555)                 --
    Net principal disbursed on loans                                                                   (176,354)            (53,572)
    Loans purchased                                                                                      (1,350)             (4,603)
    Purchases of premises and equipment                                                                  (1,173)             (1,456)
    Other                                                                                                   360                  30
                                                                                                      ---------           ---------
              Net cash used in investing activities                                                    (104,299)            (18,332)
                                                                                                      ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in NOW, savings and money market accounts                                17,726              (3,481)
        Net increase (decrease) in certificates of deposit                                               49,329                (587)
        Net decrease in advance payments by borrowers
          for taxes and insurance                                                                          (117)                (78)
        Proceeds from FHLB advances                                                                     100,000                  --
        Net increase (decrease) in other borrowed funds                                                  23,146             (62,168)
        Dividends paid                                                                                   (4,960)             (5,080)
        Purchase of treasury stock                                                                       (9,437)                 --
                                                                                                      ---------           ---------
              Net cash provided by (used in) financing activities                                       175,687             (71,394)
                                                                                                      ---------           ---------
Increase (decrease) in cash and cash equivalents                                                         83,544             (87,169)
Cash and cash equivalents, beginning of period                                                           45,972             111,445
                                                                                                      ---------           ---------
Cash and cash equivalents, end of period                                                              $ 129,516           $  24,276
                                                                                                      =========           =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest on deposits and borrowings                                                             $  22,541           $  22,625
      Income taxes                                                                                        3,105                 885
Supplemental schedule of noncash activities:
    Transfers from loans to real estate owned                                                               336                 178


See Notes to Consolidated Financial Statements

                        UNITED COMMUNITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. Home Savings has 17 full service offices located throughout Mahoning, Columbiana and Trumbull Counties and four loan production offices in the Cleveland, Canton, Stow and Mentor areas in northeastern Ohio. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for three wholly owned subsidiaries:
Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Through these subsidiaries, Butler Wick's business includes investment brokerage services, which it has conducted for over 70 years, and a network of integrated financial services, including asset management, trust and estate services, public finance and insurance. Butler Wick and its subsidiaries have 11 full service offices and one trust office throughout northeastern Ohio and western Pennsylvania.

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

The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, contained in United Community's Form 10-K for the year ended December 31, 2000.


2. COMPREHENSIVE INCOME

United Community's comprehensive income for the three and six months ended June 30, 2001 and 2000 are as follows:

                                                     Three months ended June 30,
                                                     ---------------------------
                                                      2001                2000
                                                     -------             -------
                                                           (In thousands)

     Net income                                      $ 2,938            $ 2,970
     Unrealized holding gains arising
       during the period, net of tax effect of
       $34 and $169, respectively                         96                324
     Reclassification adjustment for gains
        included in net income, net of tax effect
        of ($17) and ($5), respectively                  (31)                (9)

                                                     -------            -------
     Comprehensive income                            $ 3,003            $ 3,285
                                                     =======            =======

                                                      Six months ended June 30,
                                                      -------------------------
                                                         2001             2000
                                                      ---------          -------
                                                           (In thousands)

     Net income                                         $ 6,141         $ 6,072
     Unrealized holding gains (losses) arising
       during the period, net of tax effect of
       $631 and ($86), respectively                       1,383            (162)
     Reclassification adjustment for gains (losses)
        included in net income, net of tax effect
        of ($114) and $1, respectively                     (211)              2

                                                        -------         -------
     Comprehensive income                               $ 7,313         $ 5,912
                                                        =======         =======


3. SALE OF MORTGAGE-RELATED SECURITIES

During the six months ended June 30, 2001, Home Savings sold approximately $1.5 million of mortgage-related securities held to maturity with outstanding balances of less than 15% of the principal outstanding at acquisition. A gain of approximately $61,000 was recorded on the sale. There were no sales of mortgage-related securities held to maturity during the six months ended June 30, 2000.


4. SEGMENT INFORMATION

Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires financial disclosure and descriptive information about reportable operating segments, based on how chief decision-makers manage the business. United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and corporate banking services. Investment advisory services provide an investment brokerage and a network of integrated financial services. Condensed statements of income and selected financial information by operating segment for the three and six months ended June 30, 2001 and 2000 are as follows:

                        THREE MONTHS ENDED JUNE 30, 2001

                                                                    Investment
                                             Retail Banking       Advisory Services         Eliminations            Total
----------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)

Interest income                                  $ 24,741              $     510                  $606             $ 24,645
Interest expense                                   12,645                    205                   606               12,244
Provision for loan loss                               250                      -                     -                  250
                                             -------------          -------------            -----------        ------------
Net interest income after
   provision for loan loss                         11,846                    305                     -               12,151
Non-interest income                                 1,137                  4,981                     -                6,118
Non-interest expense                                8,023                  5,529                     -               13,552
                                             -------------          -------------            -----------        ------------
Income before tax                                   4,960                  (243)                     -                4,717
Income tax expense (benefit)                        1,858                   (79)                     -                1,779
                                             -------------          -------------            -----------        ------------
Net income (loss)                                $  3,102               $  (164)                   $ -              $ 2,938
                                             =============          =============            ===========        ============

                        THREE MONTHS ENDED JUNE 30, 2000


                                                                     Investment
                                           Retail Banking         Advisory Services         Eliminations             Total
-----------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)

Interest income                                 $ 21,936                  $  983                  $499             $ 22,420
Interest expense                                  10,315                     555                   499               10,371
Provision for loan loss                                -                       -                     -                    -
                                           ---------------          -------------            -----------       -------------
Net interest income after
   provision for loan loss                        11,621                     428                     -               12,049
Non-interest income                                  374                   5,483                     -                5,857
Non-interest expense                               7,815                   5,412                     -               13,227
                                           ---------------          -------------            -----------       -------------
Income before tax                                  4,180                     499                     -                4,679
Income tax expense                                 1,529                     180                     -                1,709
                                           ---------------          -------------            -----------       -------------
Net income                                      $  2,651                  $  319                  $  -             $  2,970
                                           ===============          =============            ===========       =============

                         SIX MONTHS ENDED JUNE 30, 2001

                                                                      Investment
                                           Retail Banking         Advisory Services         Eliminations             Total
------------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)

Interest income                                  $ 48,789                $ 1,231                $1,337             $ 48,683
Interest expense                                   24,707                    554                 1,337               23,924
Provision for loan loss                               580                      -                     -                  580
                                             -------------          -------------            -----------        ------------
Net interest income after
   provision for loan loss                         23,502                    677                     -               24,179
Non-interest income                                 1,901                 10,006                     -               11,907
Non-interest expense                               15,928                 10,403                     -               26,331
                                             -------------          -------------            -----------        ------------
Income before tax                                   9,475                    280                     -                9,755
Income tax expense                                  3,507                    107                     -                3,614
                                             -------------          -------------            -----------        ------------
Net income                                        $ 5,968                 $  173                  $  -              $ 6,141
                                             =============          =============            ===========        ============


                         SIX MONTHS ENDED JUNE 30, 2000

                                                                      Investment
                                           Retail Banking         Advisory Services         Eliminations             Total
-----------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)

Interest income                                  $ 43,507                $ 1,791                  $999             $ 44,299
Interest expense                                   20,457                    996                   999               20,454
Provision for loan loss                                 -                      -                     -                    -
                                             -------------          -------------            -----------        ------------
Net interest income after
   provision for loan loss                         23,050                    795                     -               23,845
Non-interest income                                 1,210                 11,902                     -               13,112
Non-interest expense                               15,802                 11,866                     -               27,668
                                             -------------          -------------            -----------        ------------
Income before tax                                   8,458                    831                     -                9,289
Income tax expense                                  2,918                    299                     -                3,217
                                             -------------          -------------            -----------        ------------
Net income                                        $ 5,540                $   532                  $  -              $ 6,072
                                             =============          =============            ===========        ============

5. NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The FASB delayed the effective date of SFAS No. 133 for one year, to fiscal years beginning after June 15, 2000. SFAS No. 138 amends the accounting and reporting standards of SFAS No. 133 for certain derivative instruments and certain hedging activities. United Community adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001, which adoption did not have a material impact on United Community's financial position or results of operations.

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

In June 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact United Community's financial statements if it enters into a business combination.

Also in June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. United Community is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. United Community had no intangible assets as of June 30, 2001, however, as a result of this Statement, goodwill resulting from the acquisition of Industrial Bancorp, Inc. on July 1, 2001 (see Note 6) will not be amortized.


6. SUBSEQUENT EVENT

On July 1, 2001, United Community acquired all of the capital stock of Industrial Bancorp, Inc., the holding company for The Industrial Savings and Loan Association (Industrial Savings), an Ohio-chartered savings and loan association, through the merger of Home Savings' subsidiary, UCFC Acquisition Subsidiary, Inc. into Industrial Bancorp, Inc. Industrial Savings was then merged into Home Savings. Home Savings will account for the acquisition as a purchase and will include Industrial Bancorp's results of operations from the effective date of the acquisition in its 2001 financial statements. At June 30, 2001, Industrial Bancorp had total assets of $424.1 million and total deposits of $313.6 million. Based on Industrial Bancorp's 4,284,751 outstanding shares, the acquisition was valued at $87.3 million, which was paid in cash.

                  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        UNITED COMMUNITY FINANCIAL CORP.


                                                                                    At or For the               At or For the
                                                                                 Three Months Ended           Six Months Ended
                                                                              June 30,       June 30,      June 30,       June 30,
SELECTED FINANCIAL RATIOS AND OTHER DATA: (1)                                  2001           2000          2001           2000
                                                                            -------------  ------------   -----------    ----------
Performance ratios:
        Return on average assets (2)                                               0.86%          0.96%         0.92%         0.98%
        Return on average equity (3)                                               4.55%          4.59%         4.72%         4.70%
        Interest rate spread (4)                                                   2.83%          3.07%         2.87%         3.05%
        Net interest margin (5)                                                    3.73%          4.02%         3.81%         3.98%
        Noninterest expense to average assets                                      3.95%          4.26%         3.93%         4.47%
        Efficiency ratio (6)                                                      73.18%         73.87%        72.36%        74.87%
        Average interest-earning assets to average interest-
            bearing liabilities                                                  124.55%        127.41%       125.48%       127.31%
Capital ratios:
        Average equity to average assets                                          18.79%         20.88%        19.39%        20.86%
        Equity to assets, end of period                                           17.28%         20.44%        17.28%        20.44%
        Tangible capital (7)                                                      12.89%         13.53%        12.89%        13.53%
        Core capital (7)                                                          12.89%         13.53%        12.89%        13.53%
        Risk-based capital (7)                                                    21.46%         23.86%        21.46%        23.86%
Asset quality ratios:
        Nonperforming loans to total loans at end of period (8)                    0.62%          0.51%         0.62%         0.51%
        Nonperforming assets to average assets (9)                                 0.50%          0.34%         0.51%         0.34%
        Nonperforming assets to total assets at end of period                      0.46%          0.34%         0.46%         0.34%
        Allowance for loan losses as a percent of loans                            0.67%          0.80%         0.67%         0.80%
        Allowance for loan losses as a percent of
            nonperforming loans (8)                                              108.38%        159.25%       108.38%       159.25%
Per share data:
        Basic earnings per share (10)                                       $      0.09    $      0.09    $     0.19    $     0.18
        Diluted earnings per share (10)                                     $      0.09    $      0.09    $     0.19    $     0.18
        Dividends per share                                                 $     0.075    $     0.075    $     0.15    $     0.15
        Book value per share (11)                                           $      7.90    $      7.63    $     7.90    $     7.63
Number of full service banking offices                                               17             14            17            14
Number of loan production offices                                                     4             --             4            --
Number of full service brokerage offices                                             11             10            11            10
Number of trust offices                                                               1             --             1            --

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

                           FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to United Community or its management are intended to identify such forward looking statements. United Community's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.


    COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

Total assets were $1.5 billion at June 30, 2001, a $185.0 million, or 14.2%, increase compared to December 31, 2000. The primary reasons for the increase in total assets were increases in cash and cash equivalents and loans of $83.5 million and $171.0 million, respectively. Increases in deposits of $67.1 million and other borrowed funds of $123.1 million and a reduction of $48.6 million in investment securities available for sale funded these increases.

Cash and cash equivalents increased primarily as a result of funds borrowed from the Federal Home Loan Bank in anticipation of the Industrial Bancorp acquisition.

Net loans increased $171.0 million, or 19.5%, to $1.0 billion at June 30, 2001, compared to $876.7 million at December 31, 2000. The most significant increase was in one-to-four family residential loans, which increased $83.1 million, or 13.6%. Commercial loans increased $58.1 million, or 41.8%, and consumer loans increased $16.3 million, or 28.0%. Home Savings is expecting continual growth in all loan categories, which will increase the risk of loan losses. Non-residential real estate lending is generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties.

Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds and investment and mortgage-related securities available for sale. Federal funds sold and other overnight funds decreased $6.2 million, or 27.4%, to $16.3 million at June 30, 2001 from $22.5 million at December 31, 2000. Securities available for sale, which include both investment and mortgage-related securities, decreased $51.9 million, or 27.3%, since December 31, 2000. Securities held to maturity, which also consist of both investment securities and mortgage-related securities, decreased $13.9 million, or 12.8%, since December 31, 2000. Trading securities, which consist of investment securities, increased $830,000, or 14.0%, to $6.8 million at June 30, 2001. The net decrease in overnight funds and securities, along with increases in deposits and other borrowed funds, was primarily used to fund increases in net loans of $171.0 million. Securities available for sale, in conjunction with overnight funds, enable United Community to utilize excess funds while providing a great deal of liquidity and flexibility as United Community pursues other investment opportunities.

Nonaccrual and restructured loans decreased approximately $3.3 million to $6.5 million at June 30, 2001 from $9.8 million at December 31, 2000, primarily due to a $2.8 million nonresidential real estate loan that was paid off. At June 30, 2001, total nonaccrual and restructured loans accounted for 0.62% of net loans receivable, compared to 1.10% at December 31, 2000. Total nonperforming assets, which include nonaccrual and restructured loans and real estate owned, were 0.46% of total assets as of June 30, 2001 and 0.77% as of December 31, 2000.

Total deposits increased $67.1 million from $900.4 million at December 31, 2000 to $967.5 million at June 30, 2001. The increase was due to a $49.3 million increase in certificates of deposit and a $16.4 million increase in checking accounts. The increases in certificates of deposit and checking accounts were primarily due to Home Savings competitively pricing these products.

Other borrowed funds increased $123.1 million to $237.5 million at June 30, 2001 compared to $114.3 million at December 31, 2000. This increase was due to $87.0 million borrowed from the Federal Home Loan Bank in anticipation of the Industrial Bancorp acquisition and other borrowings to fund loan growth. As of June 30, 2001, $101.5 million and $105.0 million of the other borrowed funds consisted of short-term and long-term Federal Home Loan Bank advances, respectively. The remaining funds consist of a revolving line of credit and other short-term borrowings.

Shareholders' equity decreased $5.3 million, or 2.0%, to $256.6 million at June 30, 2001 from $261.9 million at December 31, 2000. The decrease was primarily due to the quarterly dividends of $0.075 per share paid in March and June 2001 and treasury stock purchases, offset by earnings for the six months and an increase in other comprehensive income. Book value per share was $7.90 as of June 30, 2001.


           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                         JUNE 30, 2001 AND JUNE 30, 2000


NET INCOME. Net income for the three months ended June 30, 2001 was $2.9 million, or $0.09 per diluted share, compared to net income of $3.0 million, or $0.09 per diluted share, for the three months ended June 30, 2000. Net interest income increased $352,000 and noninterest income increased $261,000, which increases were substantially offset by a $250,000 increase in provision for loan losses and a $325,000 increase in noninterest expense. United Community's annualized return on average assets and return on average equity were 0.86% and 4.55%, respectively, for the three months ended June 30, 2001. The annualized return on average assets and return on average equity for the comparable period in 2000 were 0.96% and 4.59%, respectively.

NET INTEREST INCOME. Net interest income increased $352,000, or 2.9%, for the three months ended June 30, 2001, compared to the second quarter of 2000, primarily due to an increase in interest income on loans as a result of a higher loan volume, and a decrease in interest expense on borrowed funds, partially offset by lower interest income on mortgage-related and investment securities and margin accounts and an increase in interest expense on deposits.

PROVISION FOR LOAN LOSS ALLOWANCES. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Due to growth in the loan portfolio, the provision for loan loss allowances was $250,000 for the second quarter of 2001 compared to no additional provision being booked in the second quarter of 2000. Home Savings anticipates additional growth in the loan portfolio which may have further impact on the loan loss provision in the future. Home Savings' allowance for loan losses totaled $7.1 million at June 30, 2001, which was 0.67% of total loans, compared to 0.80% at June 30, 2000.

NONINTEREST INCOME. Noninterest income increased $261,000, or 4.5%, from $5.9 million for the three months ended June 30, 2000, to $6.1 million for the three months ended June 30, 2001. Increases in service fees and other charges, underwriting and investment banking fees and gains on trading securities, offset by a decline in commission income, resulted in the increase.

NONINTEREST EXPENSE. Total noninterest expense increased $325,000, or 2.5%, to $13.6 million for the three months ended June 30, 2001, from $13.2 million for the three months ended June 30, 2000. The increase was primarily due to an increase in equipment and data processing expenses, as lower franchise taxes offset increases in advertising and other expenses.

FEDERAL INCOME TAXES. The provision for federal income taxes increased $70,000 for the three months ended June 30, 2001, compared to the three months ended June 30, 2000. The effective tax rates were 37.7% and 36.5% for the three months ended June 30, 2001 and 2000, respectively.


            COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED
                         JUNE 30, 2001 AND JUNE 30, 2000

NET INCOME. Net income for the six months ended June 30, 2001 was $6.1 million, or $0.19 per diluted share. Net income for the comparable period in 2000 was $6.1 million, or $0.18 per diluted share. Net interest income for the six months ended June 30, 2001 increased $914,000 and noninterest expenses declined $1.3 million, while the provision for loan losses and income taxes increased $580,000 and $397,000, respectively, and noninterest income declined $1.2 million. United Community's annualized return on average assets and return on average equity were 0.92% and 4.72%, respectively, for the six months ended June 30, 2001. The annualized return on average assets and return on average equity for the comparable period in 2000 were 0.98% and 4.70%, respectively.

NET INTEREST INCOME. Net interest income increased $914,000 for the six months ended June 30, 2001, compared to the same period of 2000, primarily due to an increase in loan interest income of $8.1 million and a decrease of $1.1 million in interest expense on other borrowed funds, substantially offset by an increase of $4.6 million in interest expense on deposits and decreases of $1.8 million in interest income on mortgage-related securities and $2.0 million in interest income on investment securities available for sale.

PROVISION FOR LOAN LOSS ALLOWANCES. Due to growth in the loan portfolio, the provision for loan loss allowances was $580,000 for the first six months of 2001 compared to no additional provision being booked in the comparable period of 2000. Home Savings anticipates further growth in the loan portfolio, which may have further impact on the loan loss provision in the future. Home Savings' allowance for loan losses totaled $7.1 million at June 30, 2001, which was 0.67% of total loans, compared to 0.80% at June 30, 2000.

NONINTEREST INCOME. Noninterest income declined $1.2 million, or 9.2%, from $13.1 million for the six months ended June 30, 2000, to $11.9 million for the six months ended June 30, 2001. Declines of $2.6 million in commission income at Butler Wick and $422,000 in trading securities gains were partially offset by increases of $1.1 million in service fees and other charges and higher gains on the sale of mortgage-related and investment securities and loans. The lower commission income is attributable to the overall volatility of the stock market, which has led to fewer transactions throughout the brokerage industry.

NONINTEREST EXPENSE. Total noninterest expense declined $1.3 million, or 4.8%, to $26.3 million for the six months ended June 30, 2001, from $27.7 million for the six months ended June 30, 2000. The decrease was primarily due to decreases of $1.7 million in salaries and employee benefits and $851,000 in franchise taxes. These decreases were partially offset by increases in equipment and data processing, occupancy, advertising and other expenses. The decline in salaries and employee benefits for the six months ended June 30, 2001 was primarily due to the decline in commission income and lower expenses related to the Butler Wick Retention Plan.

FEDERAL INCOME TAXES. The provision for federal income taxes increased $397,000, or 12.3%, for the six months ended June 30, 2001, compared to the six months ended June 30, 2000. The effective tax rates were 37.0% and 34.6% for the six months ended June 30, 2001 and 2000, respectively.

                        UNITED COMMUNITY FINANCIAL CORP.
                              AVERAGE BALANCE SHEET

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three month periods ended June 30, 2001 and 2000. Average balance calculations were based on daily balances.

                                                                              THREE MONTHS ENDED JUNE 30,
                                                       ----------------------------------------------------------------------------
                                                                          2001                                  2000
                                                       ----------------------------------------------------------------------------

                                                            AVERAGE     INTEREST                    AVERAGE    INTEREST
                                                          OUTSTANDING    EARNED/          YIELD/  OUTSTANDING   EARNED/      YIELD/
                                                            BALANCE       PAID             RATE     BALANCE      PAID         RATE
                                                          ----------    ----------        ------   ----------  ----------    ------
                                                                             (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Net loans (1)                                           $  984,995    $   19,399         7.88%  $ 750,572    $   15,050     8.02%
  Mortgage-related securities:
     Available for sale                                       94,068         1,412         6.00%    106,130         1,727     6.51%
     Held to maturity                                         97,512         1,652         6.78%    128,597         2,236     6.96%
  Investment securities:
     Trading                                                   6,366            34         2.14%      6,517            30     1.84%
     Available for sale                                       66,400         1,022         6.16%    144,228         2,104     5.84%
     Held to maturity                                            901            13         5.77%      1,125            17     6.04%
  Margin accounts                                             26,902           455         6.77%     42,881           926     8.64%
  Other interest-earning assets                               51,287           658         5.13%     19,107           330     6.91%
                                                          ----------    ----------       ------   ----------    ----------    ------
Total interest-earning assets                              1,328,431        24,645         7.42%  1,199,157        22,420     7.48%

Noninterest-earning assets                                    45,083                                 41,680
                                                          ----------                             ----------
Total assets                                              $1,373,514                             $1,240,837
                                                          ==========                             ==========


Interest-bearing liabilities:
     Checking and demand accounts                         $  151,829    $    1,113         2.93% $  147,288    $    1,022     2.78%
     Savings accounts                                        199,758         1,136         2.27%    218,833         1,353     2.47%
     Certificates of deposit                                 579,160         8,468         5.85%    443,474         5,893     5.32%
     Other borrowed funds                                    135,841         1,527         4.50%    131,566         2,103     6.39%
                                                          ----------    ----------       ------   ----------    ----------    ------

Total interest-bearing liabilities                         1,066,588        12,244         4.59%    941,161        10,371     4.41%
                                                                        ----------       ------                 ----------    ------

Noninterest-bearing liabilities                               48,787                                 40,595
                                                          ----------                              ----------

Total liabilities                                          1,115,375                                981,756

Equity                                                       258,139                                259,081
                                                          ----------                              ----------
Total liabilities and equity                              $1,373,514                             $1,240,837
                                                          ==========                             ===========

Net interest income and
    interest rate spread                                                $   12,401         2.83%               $   12,049     3.07%
                                                                        ==========       =======               ==========    ======

Net interest margin                                                                        3.73%                              4.02%
                                                                                         =======                             ======

Average interest-earning assets to average
    interest-bearing liabilities                                                         124.55%                            127.41%
                                                                                         =======                            =======

---------------------------------
(1) Nonaccrual loans are included in the average balance.

                        UNITED COMMUNITY FINANCIAL CORP.
                              AVERAGE BALANCE SHEET


The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the six month periods ended June 30, 2001 and 2000. Average balance calculations were based on daily balances.

                                                                                   Six Months Ended June 30,
                                                           ------------------------------------------------------------------------
                                                                         2001                                 2000
                                                           ------------------------------------------------------------------------

                                                            Average     Interest             Average    Interest
                                                          outstanding   earned/   Yield/   outstanding   earned/  Annualized  Yield/
                                                            balance      paid      rate      balance      paid     interest   rate
                                                           ----------   -------   ------    ----------   -------   -------   ------
                                                                                       (Dollars in thousands)
Interest-earning assets:
  Net loans (1)                                            $  940,607   $37,472     7.97%     $739,663   $29,364   $57,256    7.94%
  Mortgage-related securities:
     Available for sale                                        93,665     2,876     6.14%      108,853     3,540     7,256    6.50%
     Held to maturity                                         101,073     3,434     6.80%      131,867     4,589     9,412    6.96%
  Investment securities:
     Trading                                                    6,262        65     2.08%        6,616        71       164    2.15%
     Available for sale                                        77,662     2,355     6.06%      149,357     4,335     8,920    5.80%
     Held to maturity                                             890        26     5.84%        1,143        35        68    6.12%
  Margin accounts                                              29,888     1,123     7.51%       39,588     1,671     2,984    8.44%
  Other interest-earning assets                                48,451     1,332     5.50%       21,155       694     1,456    6.56%
                                                           ----------   -------   ------    ----------   -------   -------   ------

Total interest-earning assets                               1,298,498    48,683     7.50%    1,198,242    44,299    87,516    7.39%

Noninterest-earning assets                                     42,825                           40,631
                                                           ----------                       ----------
Total assets                                               $1,341,323                       $1,238,873
                                                           ==========                       ==========


Interest-bearing liabilities:
     Checking and demand accounts                          $  149,031   $ 2,191     2.94%   $  145,406   $ 1,963   $ 3,764    2.70%
     Savings accounts                                         199,238     2,247     2.26%      220,358     2,722     5,476    2.47%
     Certificates of deposit                                  566,345    16,564     5.85%      445,982    11,744    23,404    5.27%
     Other borrowed funds                                     120,236     2,923     4.86%      129,443     4,025     7,688    6.22%
                                                           ----------   -------   ------    ----------   -------   -------   ------

Total interest-bearing liabilities                          1,034,850    23,925     4.62%      941,189    20,454    40,332    4.35%
                                                                        -------   ------                 -------   -------   ------

Noninterest-bearing liabilities                                46,364                           39,257
                                                           ----------                       ----------

Total liabilities                                           1,081,214                          980,446

Equity                                                        260,109                          258,427

                                                           ----------                       ----------
Total liabilities and equity                               $1,341,323                       $1,238,873
                                                           ==========                       ==========

Net interest income and
    interest rate spread                                                $24,758    2.87%                 $28,845   $47,184    3.05%
                                                                        =======   ======                 =======   =======   ======

Net interest margin                                                                3.81%                                      3.98%
                                                                                  ======                                      =====

Average interest-earning assets to average
    interest-bearing liabilities                                                  125.48%                                    127.31%
                                                                                  ======                                     ======

-----------------------------------------
(1) Nonaccrual loans are included in the average balance.

                        UNITED COMMUNITY FINANCIAL CORP.
                              RATE/VOLUME ANALYSIS


                                                    For the three months ended June 30,         For the six months ended June 30,
                                                 -----------------------------------------  ---------------------------------------
                                                                2001 vs. 2000                             2001 vs. 2000
                                                 -----------------------------------------  ---------------------------------------
                                                    Increase                                    Increase
                                                 (decrease) due to                Total     (decrease) due to              Total
                                                 --------------------------      increase   -------------------------     increase
                                                        Rate        Volume      (decrease)       Rate         Volume     (decrease)
                                                        -----       -------       -------       -------       -------     -------
                                                                 (In thousands)                           (In thousands)
Interest-earning assets:
  Loans                                                 $(263)      $ 4,612       $ 4,349       $   103       $ 8,005       $ 8,108
  Mortgage-related securities:
    Available for sale                                   (128)         (187)         (315)         (190)         (474)         (664)
    Held to maturity                                      (56)         (528)         (584)         (106)       (1,049)       (1,155)
  Investment securities:
    Trading securities                                      5            (1)            4            (2)           (4)           (6)
    Available for sale                                    123        (1,205)       (1,082)          204        (2,184)       (1,980)
    Held to maturity                                       (1)           (3)           (4)           (2)           (6)           (8)
  Margin accounts                                        (173)         (298)         (471)         (170)         (378)         (548)
  Other interest-earning assets                           (59)          387           328           (92)          729           637
                                                        -----       -------       -------       -------       -------       -------
    Total interest-earning assets                       $(552)      $ 2,777         2,225       $  (255)      $ 4,639         4,384
                                                        =====       =======       -------       =======       =======       -------

Interest-bearing liabilities:
  Savings accounts                                       (104)         (113)         (217)         (226)         (249)         (475)
  Checking accounts                                        59            32            91           178            50           228
  Certificates of deposit                                 636         1,939         2,575         1,402         3,418         4,820
  Other borrowed funds                                   (647)           71          (576)         (831)         (271)       (1,102)
                                                        -----       -------       -------       -------       -------       -------
    Total interest-bearing liabilities                  $ (56)      $ 1,929         1,873       $   523       $ 2,948         3,471
                                                        =====       =======       -------       =======       =======       -------

Change in net interest income                                                       $ 352                                   $   913
                                                                                  =======                                   =======


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



ITEMS 1, 2, 3, AND 5 - NOT APPLICABLE

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 26, 2001, United Community held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to shareholders for a vote. First, shareholders elected three directors to terms expiring in 2003 by the following votes:

             Director                         For                    Withheld
             --------                         ---                    --------
       Herbert F. Schuler, Sr.             32,272,930                1,173,762
       Donald J. Varner                    31,252,993                2,193,699
       John F. Zimmerman, Jr.              32,262,221                1,184,471

Directors continuing in office with terms expiring after 2001 are Richard M. Barrett, Thomas J. Cavalier and Douglas M. McKay.


The shareholders also ratified the selection of Crowe, Chizek and Company LLP as auditors for the 2001 fiscal year by the following vote:

             For                            Against                    Abstain
             ---                            -------                    -------
         32,462,956                         569,777                    413,959


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


a. Exhibits

   Exhibit
    Number                                 Description
   ........               ......................................................

      3.1                 Articles of Incorporation
      3.2                 Amended Code of Regulations
     11                   Statement regarding computation of earnings per share


b. Reports on Form 8-K

On April 18, 2001, United Community filed a Form 8-K disclosing operating results for the quarter ended March 31, 2001.

                        UNITED COMMUNITY FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     UNITED COMMUNITY FINANCIAL CORP.



Date:  August 13, 2001               /s/ Douglas M. McKay
                                     -------------------------------------------
                                     Douglas M. McKay, President


Date:  August 13, 2001               /s/ Patrick A. Kelly
                                     -------------------------------------------
                                     Patrick A. Kelly, Treasurer

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