Form 10-Q
period 2001-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2001-11-14
CIK 707886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

                         Commission File Number 0-24399

                        UNITED COMMUNITY FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

              Ohio                                        34-1856319
   -------------------------------------------------------------------
   (State or other jurisdiction of                     (IRS Employer
    incorporation or organization)                     Identification Number)

     275 Federal Plaza West
        Youngstown, Ohio                                  44503-1203
        ----------------                                  ----------
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                35,667,586 common shares as of November 9, 2001

                                TABLE OF CONTENTS
                                -----------------


PART I.  FINANCIAL INFORMATION                                                                          PAGE

     Item 1.  Financial Statements  (Unaudited)

              Consolidated Statements of Financial Condition as of September 30, 2001 and
              December 31, 2000........................................................................   1

              Consolidated Statements of Income for the Three Months and Nine Months Ended
              September 30, 2001 and 2000 .............................................................   2

              Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2001 and 2000 .............................................................   3

              Consolidated Statement of Comprehensive Income for the Three Months
              and Nine Months Ended September 30, 2001.................................................   4

              Notes to Consolidated Financial Statements ..............................................   5 - 10

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................   11-16

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................   17

PART II. OTHER INFORMATION.............................................................................   18

Signatures.............................................................................................   19

EXHIBITS...............................................................................................   20

                         UNITED COMMUNITY FINANCIAL CORP.
                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                                                         September 30,      December 31,
                                                                                              2001             2000
                                                                                          -----------       -----------
                                                                                          (Dollars in thousands)
ASSETS:
Cash and deposits with banks                                                              $    30,894       $    23,479
Federal funds sold and other                                                                   44,846            22,493
                                                                                          -----------       -----------
     Total cash and cash equivalents                                                           75,740            45,972
                                                                                          -----------       -----------
Marketable securities:
  Trading (amortized cost of $6,119 and $5,927, respectively)                                   6,126             5,933
  Available for sale (amortized cost of $53,143 and $98,267, respectively)                     54,232            98,445
  Held to maturity (fair value of $604 and $900, respectively)                                    584               876
Mortgage-related securities:
  Available for sale (amortized cost of $77,995 and $92,059, respectively)                     79,496            91,731
  Held to maturity (fair value of $88,634 and $108,229, respectively)                          86,102           107,684
Loans, net (including allowance for loan losses of $10,197 and $6,553, respectively)        1,379,394           876,653
Loans held for sale, net                                                                      120,981                 -
Margin accounts                                                                                22,044            33,361
Federal Home Loan Bank stock                                                                   18,503            13,793
Premises and equipment                                                                         16,884            11,939
Accrued interest receivable                                                                    10,729             7,701
Real estate owned                                                                                 410               359
Goodwill                                                                                       19,650                 -
Identified intangible assets                                                                    7,068                 -
Other assets                                                                                    5,276             5,752
                                                                                          -----------       -----------
     TOTAL ASSETS                                                                         $ 1,903,219       $ 1,300,199
                                                                                          ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                                  $ 1,342,997       $   900,413
Other borrowed funds                                                                          275,572           114,317
Advance payments by borrowers for taxes and insurance                                           3,649             4,152
Accrued interest payable                                                                        5,041             2,933
Accrued expenses and other liabilities                                                         16,959            16,485
                                                                                          -----------       -----------
     TOTAL LIABILITIES                                                                      1,644,218         1,038,300
                                                                                          -----------       -----------

SHAREHOLDERS' EQUITY:
Preferred stock-no par value; 1,000,000 shares authorized and unissued
  at September 30, 2001                                                                             -                 -
Common stock-no par value; 499,000,000 shares authorized; 37,754,086
   and 37,800,497 shares issued, respectively                                                 136,859           136,967
Retained earnings                                                                             157,748           155,026
Accumulated other comprehensive income (loss)                                                   1,683               (98)
Unearned stock compensation                                                                   (23,832)          (26,674)
Treasury stock, at cost; 1,958,500 and 483,500 shares, respectively                           (13,457)           (3,322)
                                                                                          -----------       -----------
     TOTAL SHAREHOLDERS' EQUITY                                                               259,001           261,899
                                                                                          -----------       -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                           $ 1,903,219       $ 1,300,199
                                                                                          ===========       ===========


See Notes to Consolidated Financial Statements.

                        UNITED COMMUNITY FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                For the Three Months Ended     For the Nine Months Ended
                                                        September 30,                September 30,
                                                  -----------------------       -----------------------
                                                    2001           2000          2001           2000
                                                  --------       --------       --------       --------
                                                   (Dollars in thousands,       (Dollars in thousands,
                                                   except per share data)       except per share data)
INTEREST INCOME
    Loans                                         $ 28,242       $ 16,159       $ 65,714       $ 45,523
    Loans held for sale                                 69              -             69              -
    Mortgage-related securities:
      Available for sale                             1,236          1,640          4,112          5,180
      Held to maturity                               1,523          2,095          4,957          6,683
    Marketable securities:
      Trading                                           15             12             80             84
      Available for sale                               698          1,982          3,053          6,316
      Held to maturity                                   8             13             33             48
    Margin accounts                                    389            967          1,512          2,638
    FHLB stock dividend                                321            250            821            713
    Other interest-earning assets                      371            118          1,204            350
                                                  --------       --------       --------       --------
        Total interest income                       32,872         23,236         81,555         67,535
INTEREST EXPENSE
    Deposits                                        13,735          9,124         34,736         25,554
    Other borrowed funds                             3,084          2,319          6,008          6,343
                                                  --------       --------       --------       --------
        Total interest expense                      16,819         11,443         40,744         31,897
                                                  --------       --------       --------       --------
NET INTEREST INCOME                                 16,053         11,793         40,811         35,638
PROVISION FOR LOAN LOSS ALLOWANCES                     465            150          1,045            150
                                                  --------       --------       --------       --------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSS ALLOWANCES                            15,588         11,643         39,766         35,488
                                                  --------       --------       --------       --------
NONINTEREST INCOME
    Brokerage commissions                            3,019          3,910         10,031         13,532
    Service fees and other charges                   2,156          1,404          5,923          4,017
    Underwriting and investment banking fees           127            113            511            327
    Net gains (losses):
      Mortgage-related securities                        -              -            140              -
      Marketable securities                              -             50            245             46
      Trading securities                              (655)           (49)          (850)           178
      Loans sold                                       258              -            339              -
      Other                                             46              8             52              5
    Other income                                       285            278            753            694
                                                  --------       --------       --------       --------
        Total noninterest income                     5,236          5,714         17,144         18,799
                                                  --------       --------       --------       --------
NONINTEREST EXPENSES
    Salaries and employee benefits                   8,097          9,483         24,496         27,554
    Gain on postretirement curtailment                   -         (2,928)             -         (2,928)
    Loss on pension termination                          -          1,008              -          1,008
    Occupancy                                          702            552          1,896          1,540
    Equipment and data processing                    1,930          1,477          5,324          4,222
    Franchise tax                                      500            927          1,514          2,793
    Advertising                                        428            526          1,416          1,343
    Other expenses                                   2,861          1,695          6,204          4,849
                                                  --------       --------       --------       --------
        Total noninterest expenses                  14,518         12,740         40,850         40,381
                                                  --------       --------       --------       --------
INCOME BEFORE INCOME TAXES                           6,306          4,617         16,060         13,906
INCOME TAXES                                         2,341          1,528          5,954          4,745
                                                  --------       --------       --------       --------
NET INCOME                                        $  3,965       $  3,089       $ 10,106       $  9,161
                                                  ========       ========       ========       ========


EARNINGS PER SHARE:
    Basic and diluted                             $   0.12       $   0.09       $   0.31       $   0.27


See Notes to Consolidated Financial Statements.

                        UNITED COMMUNITY FINANCIAL CORP.
                        STATEMENT OF COMPREHENSIVE INCOME


                                                                Three Months Ended September 30,
                                                           -------------------------------------------
                                                                  2001                     2000
                                                           ------------------        -----------------
                                                             (In thousands)
 Net income                                                          $ 3,965                  $ 3,089
 Unrealized holding gains arising
        during the period, net of tax effect
        of $328 and $789, respectively                                   610                    1,440
 Reclassification adjustment for gains
        included in net income, net of tax effect
        of $13                                                             -                       25

                                                           ------------------        -----------------
 Comprehensive income                                                $ 4,575                  $ 4,554
                                                           ==================        =================




                                                                Nine Months Ended September 30,
                                                           -------------------------------------------
                                                                  2001                     2000
                                                           ------------------        -----------------
                                                             (In thousands)
 Net income
 Unrealized holding gains arising                                   $ 10,106                  $ 9,161
        during the period, net of tax effect
        of $959 and $703, respectively                                 1,570                    1,283
 Reclassification adjustment for gains
        included in net income, net of tax effect
        of $(114) and $12, respectively                                 (211)                      22

                                                           ------------------        -----------------
 Comprehensive income                                               $ 11,465                 $ 10,466
                                                           ==================        =================




 See Notes to Consolidated Financial Statements.

                        UNITED COMMUNITY FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended September 30,
                                                                                   -------------------------------
                                                                                     2001                 2000
                                                                                   ---------           ---------
                                                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                                     $  10,106           $   9,161
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
         Provision for loan loss allowances                                            1,045                 150
         Net (gains) losses                                                             (776)                (51)
         Accretion of discounts and amortization of premiums                          (1,846)               (286)
         Depreciation                                                                  1,664               1,103
         ESOP compensation                                                             1,486               1,476
         Amortization of restricted stock compensation                                 1,248               1,379
         FHLB stock dividends                                                           (821)               (713)
         (Increase) decrease in trading securities                                      (193)              1,845
         Decrease (increase) in margin accounts                                       11,317             (13,764)
         (Increase) decrease in interest receivable                                     (533)                498
         Decrease (Increase) in prepaid and other assets                               1,189              (1,069)
         Increase (decrease) in interest payable                                       1,324              (1,812)
         Increase in other liabilities                                                 1,269                 532
                                                                                   ---------           ---------
              Net cash provided by (used in) operating activities                     26,479              (1,551)
                                                                                   ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from principal repayments and maturities of:
         Mortgage-related securities held to maturity                                 20,112              20,241
         Mortgage-related securities available for sale                               25,754              16,645
         Marketable securities held to maturity                                          900                 693
         Marketable securities available for sale                                     65,575              62,096
    Proceeds from sale of:
         Mortgage-related securities held to maturity                                  1,454                   -
         Mortgage-related securities available for sale                               15,839                   -
         Marketable securities available for sale                                      6,438              17,672
         Loans                                                                        31,335                   -
         Real estate owned                                                               589                   -
    Purchases of:
         Marketable securities available for sale                                    (14,553)            (30,038)
         Marketable securities held to maturity                                         (585)               (476)
         Mortgage-related securities available for sale                              (27,555)             (1,195)
    Net cash paid for acquisiton                                                     (69,844)                  -
    Net principal disbursed on loans                                                (265,676)           (104,926)
    Loans purchased                                                                   (2,576)             (7,865)
    Purchases of premises and equipment                                               (1,613)             (2,891)
    Other                                                                                  -                 225
                                                                                   ---------           ---------
              Net cash used in investing activities                                 (214,406)            (29,819)
                                                                                   ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase (decrease) in NOW, savings and money market accounts             50,392             (11,298)
        Net increase in certificates of deposit                                       75,788              31,601
        Net decrease in advance payments by borrowers
          for taxes and insurance                                                     (1,792)             (1,811)
        Proceeds from FHLB advances                                                  193,000                   -
        Repayment of FHLB advances                                                    (8,000)                  -
        Net increase in other borrowed funds                                         (74,175)            (50,939)
        Dividends paid                                                                (7,383)             (7,623)
        Purchase of treasury stock                                                   (10,135)                  -
                                                                                   ---------           ---------
              Net cash provided by (used in) financing activities                    217,695             (40,070)
                                                                                   ---------           ---------
Increase (decrease) in cash and cash equivalents                                      29,768             (71,440)
Cash and cash equivalents, beginning of period                                        45,972             111,445
                                                                                   ---------           ---------
Cash and cash equivalents, end of period                                           $  75,740           $  40,005
                                                                                   =========           =========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
      Interest on deposits and borrowings                                          $  38,636           $  33,763
      Income taxes                                                                     5,530               4,428
Supplemental schedule of noncash activities:
    Loans transferred to held for sale                                               120,981                   -
    Transfers from loans to real estate owned                                            534                 371

See Notes to Consolidated Financial Statements.

                        UNITED COMMUNITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1. BASIS OF PRESENTATION

United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. Home Savings has 29 full service offices located throughout Mahoning, Columbiana, Trumbull, Huron, Sandusky, Ashland, Seneca, Erie, Hancock and Richland Counties and four loan production offices in the Cleveland, Canton, Stow and Mentor areas in northeastern Ohio. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for three wholly owned subsidiaries: Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Through these subsidiaries, Butler Wick's business includes investment brokerage services, which it has conducted for over 70 years, and a network of integrated financial services, including asset management, trust and estate services, public finance and insurance. Butler Wick and its subsidiaries have 10 full service offices and two trust office throughout northeastern Ohio and western Pennsylvania.

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

The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, contained in United Community's Form 10-K for the year ended December 31, 2000.



2. SALE OF MORTGAGE-RELATED SECURITIES

During the nine months ended September 30, 2001, Home Savings sold approximately $15.8 million of mortgage-related securities available for sale. A gain of approximately $79,000 was recorded on the sale. During the nine months ended September 30, 2001, Home Savings sold approximately $1.5 million of mortgage-related securities held to maturity with outstanding balances of less than 15% of the principal outstanding at acquisition. A gain of approximately $61,000 was recorded on the sale. There were no sales of mortgage-related securities available for sale or held to maturity during the nine months ended September 30, 2000.

3. LOANS

     Loans consist of the following:

                                                                                                 September 30,         December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                      2001                 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            (In thousands)
Real Estate:
Permanent:
    One- to four-family                                                                           $1,062,236              $618,112
    Multifamily                                                                                       56,956                24,085
    Non-residential                                                                                  156,850               137,976
    Land                                                                                              12,063                 5,172
Construction:
    One- to four-family                                                                              137,256                57,955
    Multifamily and non-residential                                                                   24,350                11,389
-----------------------------------------------------------------------------------------------------------------------------------
      Total real estate                                                                            1,449,711               854,689
Consumer                                                                                             114,351                58,345
Commercial                                                                                            44,360                34,657
-----------------------------------------------------------------------------------------------------------------------------------
      Total loans                                                                                  1,608,422               947,691
-----------------------------------------------------------------------------------------------------------------------------------
Less:
    Loans in process                                                                                  88,748                59,273
    Allowance for loan losses                                                                         10,197                 6,553
    Deferred loan fees, net                                                                            9,102                 5,212
-----------------------------------------------------------------------------------------------------------------------------------
      Total                                                                                          108,047                71,038
-----------------------------------------------------------------------------------------------------------------------------------
        Loans, net                                                                                $1,500,375             $ 876,653
-----------------------------------------------------------------------------------------------------------------------------------


     Changes in the allowance for loan losses are as follows:

                                                                            Nine Months Ended                         Year Ended
-----------------------------------------------------------------------------------------------------------------------------------
                                                                            September 30, 2001                    December 31, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                (In thousands)
Balance, beginning of year                                                          $ 6,553                               $ 6,405
  Acquired from Industrial Bancorp                                                    2,795                                     -
  Provision for loan loss allowances                                                  1,045                                   300
  Amounts charged off                                                                  (222)                                 (201)
  Recoveries                                                                             26                                    49
-----------------------------------------------------------------------------------------------------------------------------------
Balance, end of year                                                                $10,197                               $ 6,553
-----------------------------------------------------------------------------------------------------------------------------------


4.       DEPOSITS

     Deposits consist of the following:
                                                                   September 30,                              December 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                       2001                                       2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                 Weighted                                 Weighted
                                                           Amount              Average Rate            Amount          Average Rate
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (Dollars in thousands)
Checking accounts:
  Interest-bearing                                        $  84,492                 1.69%              $ 65,988               1.05%
  Noninterest-bearing                                        30,219                                      17,573
Savings accounts                                            259,849                 2.37                199,680               2.28
Money market accounts                                       130,029                 3.89                 80,004               4.35
Certificates of deposit                                     838,408                 5.47                537,168               6.07
-----------------------------------------------------------------------------------------------------------------------------------
  Total deposits                                         $1,342,997                 4.36%             $ 900,413              4.61%
-----------------------------------------------------------------------------------------------------------------------------------

5. OTHER BORROWED FUNDS

     The following is a summary of FHLB borrowings:

                                          September 30,                           December 31,
                                              2001                                    2000
-------------------------------------------------------------------------------------------------------
                                                         (Dollars in thousands)
                                                      Weighted                               Weighted
       Year of Maturity                Amount       average rate             Amount        average rate
-------------------------------------------------------------------------------------------------------
             2001                    $ 12,000            5.23%                $ 76,500           6.25%
             2002                      35,000            5.40                    5,000           7.02
             2003                      20,000            5.40                        -              -
             2004                      43,000            4.56                        -              -
             2005                      18,000            5.19                        -              -
             2006                     112,000            4.73                        -              -
-------------------------------------------------------------------------------------------------------
     Total                          $ 240,000                                 $ 81,500
-------------------------------------------------------------------------------------------------------


In addition to the FHLB advances, United Community has a variable interest revolving line of credit and securities sold under repurchase agreements. At September 30, 2001, the revolving line of credit was $18.2 million compared to $25.3 million at December 31, 2000. The repurchase agreements were $17.0 million and $7.5 million at September 30, 2001 and December 31, 2000, respectively.


6. SEGMENT INFORMATION

Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires financial disclosure and descriptive information about reportable operating segments based on how chief decision-makers manage the business. United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and corporate banking services. Investment advisory services provide an investment brokerage and a network of integrated financial services. Condensed statements of income and selected financial information by operating segment for the three and nine months ended September 30, 2001 and 2000 are as follows:

                      THREE MONTHS ENDED SEPTEMBER 30, 2001


                                                                 Investment Advisory
                                             Retail Banking            Services            Eliminations             Total
---------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)
Interest income                                  $ 32,915                  $ 433                  $476             $ 32,872
Interest expense                                   17,125                    170                   476               16,819
Provision for loan loss                               465                      -                     -                  465
                                             -------------          -------------            -----------        ------------
Net interest income after
   provision for loan loss                         15,325                    263                     -               15,588
Non-interest income                                   874                  4,362                     -                5,236
Non-interest expense                               10,298                  4,220                     -               14,518
                                             -------------          -------------            -----------        ------------
Income before tax                                   5,901                    405                     -                6,306
Income tax expense                                  2,200                    141                     -                2,341
                                             -------------          -------------            -----------        ------------
Net income                                        $ 3,701                  $ 264                   $ -              $ 3,965
                                             =============          =============            ===========        ============

                      THREE MONTHS ENDED SEPTEMBER 30, 2000

                                                                 Investment Advisory
                                             Retail Banking            Services            Eliminations             Total
---------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)
Interest income                                 $ 22,718                 $ 1,017                  $499             $ 23,236
Interest expense                                  11,382                     560                   499               11,443
Provision for loan loss                              150                       -                     -                  150
                                           ---------------          -------------            -----------       -------------
Net interest income after
   provision for loan loss                        11,186                     457                     -               11,643
Non-interest income                                  617                   5,097                     -                5,714
Non-interest expense                               7,399                   5,341                     -               12,740
                                           ---------------          -------------            -----------       -------------
Income before tax                                  4,404                     213                     -                4,617
Income tax expense                                 1,452                      76                     -                1,528
                                           ---------------          -------------            -----------       -------------
Net income                                       $ 2,952                  $  137                   $ -              $ 3,089
                                           ===============          =============            ===========       =============


                      NINE MONTHS ENDED SEPTEMBER 30, 2001

                                                                 Investment Advisory
                                             Retail Banking            Services            Eliminations             Total
---------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)
Interest income                                  $ 81,704                $ 1,664                $1,813             $ 81,555
Interest expense                                   41,832                    725                 1,813               40,744
Provision for loan loss                             1,045                      -                     -                1,045
                                             -------------          -------------            -----------        ------------
Net interest income after
   provision for loan loss                         38,827                    939                     -               39,766
Non-interest income                                 2,776                 14,368                     -               17,144
Non-interest expense                               26,228                 14,622                     -               40,850
                                             -------------          -------------            -----------        ------------
Income before tax                                  15,375                    685                     -               16,060
Income tax expense                                  5,707                    247                     -                5,954
                                             -------------          -------------            -----------        ------------
Net income                                        $ 9,668                 $  438                  $  -              $10,106
                                             =============          =============            ===========        ============


                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                                                 Investment Advisory
                                             Retail Banking            Services            Eliminations             Total
----------------------------------------------------------------------------------------------------------------------------
                                                                            (In thousands)
Interest income                                  $ 66,226                $ 2,807                $1,498             $ 67,535
Interest expense                                   31,840                  1,555                 1,498               31,897
Provision for loan loss                               150                      -                     -                  150
                                             -------------          -------------            -----------        ------------
Net interest income after
   provision for loan loss                         34,236                  1,252                     -               35,488
Non-interest income                                 1,826                 16,973                     -               18,799
Non-interest expense                               23,200                 17,181                     -               40,381
                                             -------------          -------------            -----------        ------------
Income before tax                                  12,862                  1,044                     -               13,906
Income tax expense                                  4,370                    375                     -                4,745
                                             -------------          -------------            -----------        ------------
Net income                                        $ 8,492                 $  669                  $  -              $ 9,161
                                             =============          =============            ===========        ============

7. EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and the Recognition and Retention Plan. No shares of common stock were anti-dilutive for the periods ended September 30, 2001. 638,483 shares of common stock were excluded from the diluted earnings per share calculation for the periods ended September 30, 2000, as they were anti-dilutive.

                                                       Three Months Ended                      Nine Months Ended
                                                         September 30,                           September 30,
                                                 -------------------------------           ---------------------------
                                                     2001              2000                   2001            2000
                                                 -------------      ------------           -----------     -----------
                                                         (In thousands,                          (In thousands,
                                                     except per share data)                  except per share data)

BASIC EARNINGS PER SHARE:
Net income applicable to common stock                 $ 3,964           $ 3,089            $                   $9,161
                                                                                               10,106
Weighted average common shares outstanding             31,921            33,252                32,307          33,205
                                                 -------------      ------------           -----------     -----------
Basic earnings per share                              $  0.12           $  0.09               $  0.31          $ 0.27
                                                 =============      ============           ===========     ===========

DILUTED EARNINGS PER SHARE:
Net income applicable to common stock                 $ 3,964           $ 3,089               $10,106          $9,161
Weighted average common shares outstanding             31,921            33,252                32,307          33,205
Dilutive effect of restricted stock                       185               841                   181             859
Dilutive effect of stock options                           91                 -                    29               -
                                                 -------------      ------------           -----------     -----------
Weighted average common shares outstanding
     for dilutive computation                          32,197            34,093                32,517          34,064
                                                 -------------      ------------           -----------     -----------
Diluted earnings per share                             $ 0.12            $ 0.09                $ 0.31           $0.27
                                                 =============      ============           ===========     ===========


8. NEW ACCOUNTING STANDARDS

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

In June 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. United Community completed the acquisition of Industrial Bancorp on July 1, 2001, which it accounted for using the purchase method.

Also in June 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. United Community is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. United Community had goodwill of $19.7 million and core deposit intangible assets of $7.1 million as of September 30, 2001.

9. ACQUISITIONS

On July 1, 2001, United Community acquired all of the capital stock of Industrial Bancorp, Inc., the holding company for The Industrial Savings and Loan Association (Industrial Savings), an Ohio-chartered savings and loan association, through the merger of Home Savings' subsidiary, UCFC Acquisition Subsidiary, Inc. into Industrial Bancorp, Inc. Industrial Savings was then merged into Home Savings. The assets acquired consisted principally of loans and securities.

Home Savings accounted for the acquisition as a purchase and has included Industrial Bancorp's results of operations from the effective date of the acquisition in its 2001 financial statements. Based on Industrial Bancorp's 4,284,751 outstanding shares, the acquisition was valued at $87.3 million, which was paid in cash. The excess of the aggregate purchase price over the fair market value of net assets acquired of approximately $19.7 million will not be amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."

In connection with the acquisition, Home Savings acquired all of the equipment and other physical property of Industrial Bancorp. Home Savings intends to continue to use the assets acquired in this transaction in the manner utilized by Industrial Bancorp prior to the acquisition.

The following summarized unaudited pro forma financial information for the periods ended September 30, 2001 and 2000 assume the Industrial Bancorp merger occurred as of January 1, 2000:

                                                            September 30, 2001           September 30, 2000
                                                            ------------------           ------------------
                                                                 (In thousands, except per share data)
Net interest income after provision for loan losses                 $44,441                     $43,906
Net income                                                            5,427                       9,423

Diluted earnings per share                                           $ 0.17                      $ 0.28



As previously announced on September 6, 2001, United Community Financial Corp. executed a definitive agreement for Home Savings to acquire Potters Financial Corporation (Potters), the holding company for Potters Bank in East Liverpool, Ohio. Subject to approval of regulatory authorities and Potters' shareholders, Home Savings will pay $22.00 in cash for each Potters common share. The transaction is anticipated to be completed in the first quarter of 2002. Home Savings will account for the acquisition as a purchase and will include Potters' results of operations from the effective date of the acquisition in its 2001 financial statements. At September 30, 2001, Potters had total assets of $147.0 million and total deposits of $115.0 million. Based on Potters' 997,989 outstanding shares and 105,282 stock options, the acquisition is valued at $23.6 million.

              ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    UNITED COMMUNITY FINANCIAL CORP.



                                                                 At or For the                                      At or For the
                                                                Three Months Ended                                 Nine Months Ended
                                                                  September 30,    September 30,    September 30,      September 30,
SELECTED FINANCIAL RATIOS AND OTHER DATA:(1)                          2001             2000             2001                2000
                                                                    --------         --------         --------           --------

Performance ratios:
        Return on average assets(2)                                  0.84%            0.97%            0.86%              0.98%
        Return on average equity(3)                                  6.13%            4.74%            5.19%              4.71%
        Interest rate spread(4)                                      2.99%            2.82%            2.86%              2.97%
        Net interest margin(5)                                       3.57%            3.83%            3.60%              3.93%
        Noninterest expense to average assets                        3.09%            4.00%            3.49%              4.30%
        Efficiency ratio(6)                                         68.19%           72.77%           70.40%             74.18%
        Average interest-earning assets to average interest-
            bearing liabilities                                    115.41%          127.14%          120.69%            127.25%
Capital ratios:
        Average equity to average assets                            13.76%           20.42%          16.65%              20.71%
        Equity to assets, end of period                             13.61%           20.19%           13.61%             20.19%
        Tangible capital(7)                                          8.90%           13.50%            8.90%             13.50%
        Core capital(7)                                              8.90%           13.50%            8.90%             13.50%
        Risk-based capital(7)                                       14.01%           23.36%           14.01%             23.36%
Asset quality ratios:
        Nonperforming loans to total loans at end of period(8)       0.88%            0.43%            0.88%              0.43%
        Nonperforming assets to average assets(9)                    0.72%            0.31%            0.87%              0.31%
        Nonperforming assets to total assets at end of period        0.71%            0.30%            0.71%              0.30%
        Allowance for loan losses as a percent of loans              0.68%            0.77%            0.68%              0.77%
        Allowance for loan losses as a percent of
            nonperforming loans(8)                                  77.46%          178.43%           77.46%            178.43%
Per share data:
        Basic earnings per share 10)                             $   0.12         $   0.09         $   0.31           $   0.27
        Diluted earnings per share(10)                           $   0.12         $   0.09         $   0.31           $   0.27
        Dividends per share                                      $  0.075         $  0.075         $  0.225           $  0.225
        Book value per share(11)                                 $   7.99         $   7.69         $   7.99           $   7.69
Office Data
        Number of full service banking offices                         29               15               29                 15
        Number of loan production offices                               4                -                4                  -
        Number of full service brokerage offices                       10               10               10                 10
        Number of trust offices                                         2                1                2                  1

----------

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

  COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000


Total assets were $1.9 billion at September 30, 2001, a $603.0 million, or 46.4%, increase compared to December 31, 2000. The primary reason for the increase in total assets was the purchase of Industrial Bancorp (Industrial) assets totaling $424.1 million, which resulted in $19.7 million in goodwill and core deposit intangible assets of $7.1 million as of September 30, 2001. During the year, there have been increases in cash and cash equivalents of $29.8 million and loans and loans held for sale of $502.7 million and $121.0 million, respectively. Increases in deposits of $442.6 million and other borrowed funds of $161.3 million and a net reduction of $79.1 million in securities funded these increases.

Cash and cash equivalents increased $29.8 million, of which approximately $17.5 million was acquired from Industrial. The remaining increase is primarily as a result of funds borrowed from the Federal Home Loan Bank, which are available for increased loan activity and daily operations.

Net loans increased $502.7 million, or 57.3%, to $1.4 billion at September 30, 2001, compared to $876.7 million at December 31, 2000. Approximately $380.1 million of the increase was acquired from Industrial. Real estate loans increased $502.8 million, consumer loans increased $56.0 million and commercial loans increased $9.7 million. Home Savings is expecting growth in all loan categories, which will increase the risk of loan losses. Non-residential real estate lending is generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Refer to Note 3 for a more detailed breakout of loans.

United Community has become active in the secondary market through it subsidiary Home Savings. During 2001, Home Savings has identified $121.0 million in loans that it has classified as held for sale. Home Savings anticipates selling a majority of these loans in the fourth quarter of 2001.

Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds and marketable and mortgage-related securities available for sale. Federal funds sold and other overnight funds increased $22.3 million, or 99.4%, to $44.8 million at September 30, 2001 from $22.5 million at December 31, 2000. Securities available for sale, which include both marketable and mortgage-related securities, decreased $56.4 million, or 29.7%, since December 31, 2000. Securities held to maturity, which also consist of both marketable securities and mortgage-related securities, decreased $21.9 million, or 20.0%, since December 31, 2000. Trading securities, which consist of marketable securities, increased $193,000, or 3.3%, to $6.1 million at September 30, 2001. The net decrease in overnight funds and securities, along with increases in deposits and other borrowed funds was primarily used to fund increases in net loans of $502.7 million. Securities available for sale, in conjunction with overnight funds, enable United Community to utilize excess funds while providing a great deal of liquidity and flexibility as United Community pursues other investment opportunities.

Nonaccrual and restructured loans increased approximately $3.4 million to $13.2 million at September 30, 2001 from $9.8 million at December 31, 2000, primarily due to $3.6 million being acquired from Industrial. At September 30, 2001, total nonaccrual and restructured loans accounted for 0.88% of net loans receivable, compared to 1.10% at December 31, 2000. Total nonperforming assets, which include nonaccrual and restructured loans and real estate owned, were 0.71% of total assets as of September 30, 2001 and 0.77% as of December 31, 2000.

Total deposits increased $442.6 million from $900.4 million at December 31, 2000 to $1.3 billion at September 30, 2001, of which $313.6 million was purchased from Industrial. The increase was due to a $61.0 million increase in certificates of deposit and a $39.2 million increase in checking accounts. The increases in certificates of deposit and checking accounts were primarily due to Home Savings competitively pricing these products. Refer to Note 4 for a more detailed breakdown of deposits.

Other borrowed funds increased $161.3 million to $275.6 million at September 30, 2001 compared to $114.3 million at December 31, 2000. This increase was primarily due to Federal Home Loan Bank advances of $50.0 million acquired from Industrial, $87.0 million borrowed from the Federal Home Loan Bank for the Industrial acquisition and other borrowings to fund loan growth. As of September 30, 2001, $41.0 million and $199.0 million of the other borrowed funds consisted of short-term and long-term Federal Home Loan Bank advances, respectively. The remaining funds consist of a revolving line of credit and other short-term borrowings. Refer to Note 5 for a more detailed breakout of borrowed funds.

Shareholders' equity decreased $2.9 million, or 1.1%, to $259.0 million at September 30, 2001 from $261.9 million at December 31, 2000. The decrease was primarily due to the quarterly dividends of $0.075 per share and treasury stock purchases, offset by earnings for the nine months and an increase in other comprehensive income. Book value per share was $7.99 as of September 30, 2001.


           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                    SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000


NET INCOME. Net income for the three months ended September 30, 2001 was $4.0 million, or $0.12 per diluted share, compared to net income of $3.1 million, or $0.09 per diluted share, for the three months ended September 30, 2000. Net interest income increased $4.3 million, which was offset by a $1.8 million increase in noninterest expense, a $315,000 increase in provision for loan losses and a $478,000 reduction in noninterest income. United Community's annualized return on average assets and return on average equity were 0.84% and 6.13%, respectively, for the three months ended September 30, 2001. The annualized return on average assets and return on average equity for the comparable period in 2000 were 0.97% and 4.74%, respectively.

NET INTEREST INCOME. Net interest income increased $4.3 million, or 36.1%, for the three months ended September 30, 2001, compared to the third quarter of 2000. The increase is primarily due to an increase in interest income on loans of $12.1 million as a result of a higher loan volume and loans acquired from Industrial. This increase was partially offset by increases of $4.6 million and $765,000 in interest expense on deposits and other borrowed funds, respectively, and decreases of $2.3 million and $578,000 in interest earned on securities and margin accounts, respectively.

PROVISION FOR LOAN LOSS ALLOWANCES. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Due to growth in the loan portfolio, the provision for loan loss allowances was $465,000 for the third quarter of 2001 compared to a $150,000 provision being booked in the third quarter of 2000. Home Savings anticipates additional growth in the loan portfolio which may have further impact on the loan loss provision in the future. Home Savings' allowance for loan losses totaled $10.2 million at September 30, 2001, which was 0.68% of total loans, compared to 0.77% at September 30, 2000.

NONINTEREST INCOME. Noninterest income decreased $478,000, or 8.4%, from $5.7 million for the three months ended September 30, 2000, to $5.2 million for the three months ended September 30, 2001. Decreases of $891,000 in brokerage commissions and a $606,000 loss on trading securities primarily within the Butter Wick Retention Plan due to current market conditions were the primary reasons for the decline. These decreases were partially offset by an increase in service fees and other charges of $752,000.

NONINTEREST EXPENSE. Total noninterest expense increased $1.8 million, or 14.0%, to $14.5 million for the three months ended September 30, 2001, from $12.7 million for the three months ended September 30, 2000. The increase was primarily due to the gain on postretirement curtailment of $2.9 million and the loss on pension termination of $1.0 million, which were recognized in 2000. The $1.1 million increase in other expenses, primarily due to $915,000 in amortization of the core deposit intangible assets, along with increases in occupancy, equipment and data processing offset the $1.4 million decline in salaries and employee benefits. The primary reason for the decline in salaries and employee benefits is the decline in commission income and lower expenses related to the Butler Wick retention plan.

FEDERAL INCOME TAXES. The provision for federal income taxes increased $813,000 for the three months ended September 30, 2001, compared to the three months ended September 30, 2000 due to higher pre-tax income in 2001. The effective tax rates were 37.1% and 33.1% for the three months ended September 30, 2001 and 2000, respectively.


            COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED
                    SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000


NET INCOME. Net income for the nine months ended September 30, 2001 was $10.1 million, or $0.31 per diluted share. Net income for the comparable period in 2000 was $9.2 million, or $0.27 per diluted share. Net interest income for the nine months ended September 30, 2001 increased $5.2 million. Noninterest income declined $1.7 million, while the provisions for income taxes and loan losses increased $1.2 million and $895,000, respectively, and noninterest expense increased $469,000. United Community's annualized return on average assets and return on average equity were 0.86% and 5.19%, respectively, for the nine months ended September 30, 2001. The annualized return on average assets and return on average equity for the comparable period in 2000 were 0.98% and 4.71%, respectively.

NET INTEREST INCOME. Net interest income increased $5.2 million for the nine months ended September 30, 2001, compared to the same period of 2000. The increase was primarily due to an increase in loan interest income of $20.2 million, which was substantially offset by an increase of $9.2 million in interest expense on deposits and decreases of $6.1 million in interest income on securities.

PROVISION FOR LOAN LOSS ALLOWANCES. Due to growth in the loan portfolio, the provision for loan loss allowances was $1.0 million for the first nine months of 2001 compared to the $150,000 provision booked in the comparable period of 2000. Home Savings anticipates further growth in the loan portfolio, which may have further impact on the loan loss provision in the future. Home Savings' allowance for loan losses totaled $10.2 million at September 30, 2001, which was 0.68% of total loans, compared to 0.77% at September 30, 2000.

NONINTEREST INCOME. Noninterest income declined $1.7 million, or 8.8%, from $18.8 million for the nine months ended September 30, 2000, to $17.1 million for the nine months ended September 30, 2001. Declines of $3.5 million in commission income and $1.0 million in trading securities losses were partially offset by increases of $1.9 million in service fees and other charges and higher gains on the sale of mortgage-related and marketable securities and loans. The lower commission income is attributable to the overall volatility of the stock market, which has led to fewer transactions throughout the brokerage industry.

NONINTEREST EXPENSE. Total noninterest expense increased $469,000, or 1.2%, to $40.9 million for the nine months ended September 30, 2001, from $40.4 million for the nine months ended September 30, 2000. The increase was primarily due to increases in equipment and data processing, occupancy, advertising and other expenses. These increases were partially offset by decreases of $3.1 million in salaries and employee benefits and $1.3 million in franchise taxes. The decline in salaries and employee benefits for the nine months ended September 30, 2001 was primarily due to the decline in commission income and lower expenses related to the Butler Wick retention plan. The increase in noninterest expense was also affected by a $2.9 million gain on postretirement curtailment and a $1.0 million loss on the termination of Home Savings' pension plan, both of which were recognized in 2000.

FEDERAL INCOME TAXES. The provision for federal income taxes increased $1.2 million, or 25.5%, for the nine months ended September 30, 2001, compared to the nine months ended September 30, 2000. The effective tax rates were 37.1% and 34.1% for the nine months ended September 30, 2001 and 2000, respectively.

                        UNITED COMMUNITY FINANCIAL CORP.
                              AVERAGE BALANCE SHEET


The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three month periods ended September 30, 2001 and 2000. Average balance calculations were based on daily balances.

                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                              ------------------------------------------------------------------------------------
                                                                2001                                          2000
                                              ------------------------------------------------------------------------------------

                                                 AVERAGE       INTEREST                        AVERAGE       INTEREST
                                               OUTSTANDING      EARNED/       YIELD/         OUTSTANDING      EARNED/     YIELD/
                                                 BALANCE         PAID          RATE            BALANCE         PAID        RATE
                                              ------------    ----------    ----------      -------------   ---------   ----------
                                                                                (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Net loans(1)                                 $ 1,462,232       $28,242        7.73%        $   804,693    $ 16,159        8.03%
  Net loans held for sale                            3,945            69        7.00%                  -           -            -
  Mortgage-related securities:
     Available for sale                             84,497         1,236        5.85%            100,504       1,640        6.53%
     Held to maturity                               90,081         1,523        6.76%            121,604       2,095        6.89%
  Marketable securities:
     Trading                                         5,634            15        1.06%              5,550          12        0.86%
     Available for sale                             57,996           698        4.81%            135,057       1,982        5.87%
     Held to maturity                                  652             8        4.91%                875          13        5.94%
  Margin accounts                                   25,568           389        6.09%             43,702         967        8.85%
  Other interest-earning assets                     68,144           692        4.06%             20,630         368        7.14%
                                              ------------    ----------    ----------      -------------   ---------   ----------

Total interest-earning assets                    1,798,749        32,872        7.31%          1,232,615      23,236        7.54%

Noninterest-earning assets                          81,385                                        42,739
                                              ------------                                  -------------
Total assets                                   $ 1,880,134                                   $ 1,275,354
                                              ============                                  =============


Interest-bearing liabilities:
     NOW and money market accounts             $   200,136       $ 1,518        3.03%        $   147,054     $ 1,111        3.02%
     Savings accounts                              259,623         1,545        2.38%            211,244       1,323        2.51%
     Certificates of deposit                       821,786        10,672        5.19%            471,751       6,690        5.67%
     Other borrowed funds                          276,963         3,084        4.45%            139,447       2,319        6.65%
                                              ------------    ----------    ----------      -------------   ---------   ----------

Total interest-bearing liabilities               1,558,508        16,819        4.32%            969,496      11,443        4.72%
                                                              ----------    ----------                      ---------   ----------

Noninterest-bearing liabilities                     62,920                                        45,401
                                              ------------                                  -------------

Total liabilities                                1,621,428                                     1,014,897

Equity                                             258,706                                       260,457

                                              ------------                                  -------------
Total liabilities and equity                   $ 1,880,134                                   $ 1,275,354
                                              ============                                  =============

Net interest income and
    interest rate spread                                         $16,053        2.99%                       $ 11,793        2.82%
                                                              ==========    ==========                      =========   ==========

Net interest margin                                                             3.57%                                       3.83%
                                                                            ==========                                  ==========

Average interest-earning assets to average
    interest-bearing liabilities                                              115.41%                                     127.14%
                                                                            ==========                                  ==========

----------
(1) Nonaccrual loans are included in the average balance.

                        UNITED COMMUNITY FINANCIAL CORP.
                             AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the nine month periods ended September 30, 2001 and 2000. Average balance calculations were based on daily balances.

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                             ---------------------------------------------------------------------------------------
                                                                2001                                          2000
                                             ---------------------------------------------------------------------------------------

                                                AVERAGE       INTEREST                        AVERAGE       INTEREST
                                              OUTSTANDING      EARNED/       YIELD/         OUTSTANDING       EARNED/       YIELD/
                                                BALANCE         PAID          RATE            BALANCE          PAID         RATE
                                             -------------    ---------    ---------       -------------    ----------    ---------
                                                           (DOLLARS IN THOUSANDS)

Interest-earning assets:
  Net loans(1)                                $ 1,157,182      $65,714        7.57%           $ 761,498      $ 45,523        7.97%
  Net loans held for sale                           1,329           69        6.92%                   -             -            -
  Mortgage-related securities:
     Available for sale                            90,576        4,112        6.05%             106,049         5,180        6.51%
     Held to maturity                              97,369        4,957        6.79%             128,421         6,683        6.94%
  Marketable securities:
     Trading                                        6,053           80        1.76%               6,261            84        1.79%
     Available for sale                            71,438        3,053        5.70%             144,556         6,316        5.83%
     Held to maturity                                 811           33        5.43%               1,053            48        6.08%
  Margin accounts                                  28,448        1,512        7.09%              40,959         2,638        8.59%
  Other interest-earning assets                    56,993        2,025        4.74%              20,923         1,063        6.77%
                                             -------------    ---------    ---------       -------------    ----------    ---------

Total interest-earning assets                   1,510,199       81,555        7.20%           1,209,720        67,535        7.44%

Noninterest-earning assets                         49,527                                        41,397
                                             -------------                                 -------------
Total assets                                  $ 1,559,726                                   $ 1,251,117
                                             =============                                 =============


Interest-bearing liabilities:
     NOW and money market accounts              $ 169,834       $3,708        2.91%           $ 145,959       $ 3,074        2.81%
     Savings accounts                             226,005        3,792        2.24%             217,298         4,045        2.48%
     Certificates of deposit                      677,410       27,236        5.36%             454,634        18,435        5.41%
     Other borrowed funds                         178,068        6,008        4.50%             132,797         6,343        6.37%
                                             -------------    ---------    ---------       -------------    ----------    ---------

Total interest-bearing liabilities              1,251,317       40,744        4.34%             950,688        31,897        4.47%
                                                              ---------    ---------                        ----------    ---------

Noninterest-bearing liabilities                    48,774                                        41,323
                                             -------------                                 -------------

Total liabilities                               1,300,091                                       992,011

Equity                                            259,635                                       259,106

                                             -------------                                 -------------
Total liabilities and equity                  $ 1,559,726                                   $ 1,251,117
                                             =============                                 =============

Net interest income and
    interest rate spread                                       $40,811        2.86%                          $ 35,638        2.97%
                                                              =========    =========                        ==========    =========

Net interest margin                                                           3.60%                                          3.93%
                                                                           =========                                      =========

Average interest-earning assets to average
    interest-bearing liabilities                                            120.69%                                        127.25%
                                                                           =========                                      =========

----------
(1) Nonaccrual loans are included in the average balance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     QUALITATIVE ASPECTS OF MARKET RISK. The principal market risk affecting United Community is interest rate risk. United Community is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. Interest rate risk is defined as the sensitivity of a company's earnings and net asset values to changes in interest rates. As part of its efforts to monitor and manage the interest rate risk, the Board of Directors of Home Savings, which accounts for most of the assets and liabilities of United Community, has adopted an interest rate risk policy which requires the Home Savings Board to review quarterly reports related to interest rate risk and to set exposure limits for Home Savings as a guide to senior management in setting and implementing day to day operating strategies.

United Community is subject to minimal equity price risk because its investment in equity securities, other than stock in the FHLB of Cincinnati, is 0.54% of total assets. United Community is not affected by foreign currency exchange rate risk or commodity price risk.

QUANTITATIVE ASPECTS OF MARKET RISK. As part of its interest rate risk analysis, Home Savings uses the "net portfolio value" ("NPV") methodology adopted by the OTS as part of its capital regulations and also considers the OTS methodology in light of the rate shock estimates contained in the quarterly rate shock risk reports prepared by an outside consulting firm that specializes in interest rate risk assessments as well as the sensitivity of earnings to changes in interest rates and the corresponding impact on net interest income. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV and net interest income that would result from various levels of theoretical basis point changes in market interest rates.

      Home Savings uses a net portfolio value and earnings simulation model prepared by a third party as its primary method to identify and manage its interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on future volumes and the prepayment rate of applicable financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates are also incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot precisely measure NPV or net interest income or precisely predict the impact of fluctuations in interest rates on net interest rate changes as well as changes in market conditions and management strategies.

Presented below are analyses of Home Savings' interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. The percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income that the Home Savings Board of Directors deems advisable in the event of various changes in interest rates.

                                            Nine Months Ended September 30, 2001
     -------------------------------------------------------------------------------------------------------------------------
                                                                         NPV as % of portfolio            Next 12 months
           Change                     Net portfolio value                   value of assets             Net interest income
          in rates               ---------------------------------------------------------------------------------------------
       (Basis points)       $ Amount       $ Change      % Change      NPV Ratio       Change in %      $ Change      % Change
     -------------------------------------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
            +300            $ 88,450       $ (74,028)     (45.56)%          5.19%        (3.53)%        $(7,653)      (13.07)%
            +200             129,927         (32,551)     (20.03)           7.33         (1.38)          (4,924)       (8.41)
            +100             168,666           6,188        3.81            9.18          0.47           (2,235)       (3.82)
           Static            162,478               -          -             8.71             -                -             -
           (100)             144,659         (17,819)     (10.97)           7.69         (1.02)            (204)       (0.35)
           (200)             117,325         (45,153)     (27.79)           6.22         (2.49)          (2,478)       (4.23)
           (300)             103,965         (58,513)     (36.01)           5.53         (3.18)          (7,557)      (12.91)

                                               Year Ended December 31, 2000
     -------------------------------------------------------------------------------------------------------------------------
           Change                                                         NPV as % of portfolio             Next 12 months
          in rates              Net portfolio value                          value of assets              Net interest income
                         ---------------------------------------------------------------------------- ------------------------
       (Basis points)       $ Amount       $ Change      % Change      NPV Ratio       Change in %      $ Change      % Change
     -------------------------------------------------------------------------------------------------------------------------
                                                       (Dollars in thousands)
            +300          $  149,982      $  (64,325)    (30.02)%         13.55%          (4.14)%      $  (6,135)     (14.40)%
            +200             171,431         (42,876)    (20.01)          15.02           (2.67)          (3,997)      (9.38)
            +100             193,800         (20,507)     (9.57)          16.46           (1.23)          (1,928)      (4.52)
           Static            214,307               -          -           17.69              -                 -          -
           (100)             221,943           7,636       3.56           17.99            0.30            1,013        2.38
           (200)             216,714           2,407       1.12           17.42           (0.27)             274        0.64
           (300)             214,534             227       0.11           17.06           (0.63)            (563)      (1.32)

                           PART II. OTHER INFORMATION

                        UNITED COMMUNITY FINANCIAL CORP.



              ITEMS 1, 2, 3, 4 AND 5 - NOT APPLICABLE


              ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


              a.  Exhibits

                Exhibit
                 Number                 Description
              ---------   ------------------------------------------
                  3.1    Articles of Incorporation
                  3.2    Amended Code of Regulations
                  10     Agreement and Plan of Merger dated September 5, 2001
                  11     Statement regarding computation of earnings per share


              b.  Reports on Form 8-K

              On July 13, 2001, United Community filed an 8-K under Item 2, Acquisition or Disposition of Assets, to announce the acquisition of all of the outstanding shares of Industrial Bancorp, Inc.

              A Form 8-K/A was filed on August 10, 2001 amending the 8-K filed on July 13, 2001 to include required financial statements and proforma financial statements.

              On July 18, 2001, United Community filed a Form 8-K under Item 5, Other Events, disclosing operating results for the quarter ended June 30, 2001.

              United Community filed a Form 8-K on September 12, 2001 under Item 5, Other Events, disclosing the signing of a definitive agreement to acquire Potters Financial Corporation.

                        UNITED COMMUNITY FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       UNITED COMMUNITY FINANCIAL CORP.



Date:   November 13, 2001             /s/ Douglas M. McKay
                                      -----------------------------------------
                                      Douglas M. McKay, President


Date:   November 13, 2001             /s/ Patrick A. Kelly
                                      -----------------------------------------
                                      Patrick A. Kelly, Treasurer

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

                                   EXHIBIT 3.2
                                   -----------

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, Exhibit 3.2.


                                   EXHIBIT 10
                                   ----------

Incorporated by reference to the Form 8-K disclosing other events filed by United Community on September 12, 2001 with the SEC, Exhibit 2.