Form 10-K405
period 2001-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2002-03-29
CIK 707886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2001
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from______________to___________________

                        Commission File Number: 0-024399

                        UNITED COMMUNITY FINANCIAL CORP.
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                              34-1856319
-------------------------------                        ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


       275 Federal Plaza West, Youngstown, Ohio             44503
       -------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)

                  Registrant's telephone number: (330) 742-0500
                                                 --------------

           Securities registered pursuant to Section 12(b) of the Act:

       None                                            None
------------------------            -------------------------------------------
  (Title of Class)                  (Name of each exchange on which registered)


           Securities registered pursuant to Section 12(g) of the Act:

                      Common shares, no par value per share
                   ------------------------------------------
                                (Title of Class)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days.
Yes   X    No
    -----     -----

        Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

        The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sale on March 25, 2002 was $255.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

        As of March 25, 2002, there were 35,567,586 of the Registrant's Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II of Form 10-K - Portions of 2001 Annual Report to Shareholders
        Part III of Form 10-K - Portions of Proxy Statement for the 2002
                         Annual Meeting of Shareholders


                                                 TABLE OF CONTENTS


Item
Number                                                                                                         Page
------                                                                                                         ----
                                                       PART I

    1.       Description of Business
                    General---------------------------------------------------------------------------------------1
                    Discussion of Forward-Looking Statements------------------------------------------------------1
                    Lending Activities----------------------------------------------------------------------------2
                    Investment Activities-------------------------------------------------------------------------11
                    Sources of Funds------------------------------------------------------------------------------15
                    Competition-----------------------------------------------------------------------------------17
                    Employees-------------------------------------------------------------------------------------17
                    Regulation------------------------------------------------------------------------------------18
    2.       Description of Property------------------------------------------------------------------------------19
    3.       Legal Proceedings------------------------------------------------------------------------------------21
    4.       Submission of Matters to a Vote of Security Holders--------------------------------------------------21

                                                      PART II

    5.       Market for Registrant's Common Equity and Related Shareholder Matters--------------------------------22
    6.       Selected Financial Data------------------------------------------------------------------------------22
    7.       Management's Discussion and Analysis of Financial Condition and Results of Operations----------------22
    7A.      Quantitative and Qualitative Disclosures About Market Risk-------------------------------------------22
    8.       Financial Statements and Supplemental Data-----------------------------------------------------------22
    9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure-----------------22

                                                      PART III

   10.      Directors and Executive Officers of the Registrant----------------------------------------------------22
   11.      Executive Compensation--------------------------------------------------------------------------------22
   12.      Security Ownership of Certain Beneficial Owners and Management----------------------------------------22
   13.      Certain Relationships and Related Transactions--------------------------------------------------------23

                                                      PART IV

   14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K---------------------------------------23

Signatures--------------------------------------------------------------------------------------------------------24
Exhibit Index-----------------------------------------------------------------------------------------------------25

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

         Home Savings conducts business from its main office located in Youngstown, Ohio, 28 full-service branches, located in the Northern Ohio communities of Austintown, Boardman, Canfield, Columbiana, East Palestine, Howland, Liberty, Lisbon, Niles, Poland, Salem, Struthers, Youngstown, Ashland, Bellevue, Clyde, Findlay, Fremont, Lexington, Norwalk, Sandusky, Tiffin, and Willard and four loan production offices located in Canton, Cleveland, Mentor and Stow. The principal business of Home Savings is the origination of mortgage loans on one- to four-family residential real estate located in Home Savings' primary market area, which consists of Ashland, Columbiana, Erie, Hancock, Huron, Mahoning, Richland, Sandusky, Seneca and Trumbull Counties. Home Savings also originates loans secured by nonresidential real estate. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans, including home equity loans, education loans, loans secured by savings accounts, motor vehicles, boats and recreational vehicles and unsecured loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments discussed in the investment section. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans and maturities of securities.

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

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of United Community's loan portfolio at the dates indicated:


                                                                                                      At December 31,
                                              2001                           2000                                1999
                                                     Percent of                    Percent of                   Percent of
                                     Amount          Total loans      Amount      Total loans      Amount      Total loans
                                    ---------        -----------    ---------     -----------      ------      -----------

                                                                   (Dollars in thousands)
  Real estate loans:
   Permanent
     One- to four-family            $ 978,468          65.38%       $ 618,112         65.22%      $546,888        70.92%
     Multifamily                       60,691           4.06           24,085          2.54          7,838         1.02
     Nonresidential                   153,368          10.25          137,976         14.56        116,690        15.13
     Land                              11,432           0.76            5,172          0.55            299         0.04
                                   -----------        ------        ---------        ------       --------       ------
       Total permanent              1,203,959          80.44          785,345         82.87        671,715        87.11

   Construction loans:
     One- to four-family              115,853           7.74           57,955          6.11         27,486         3.57
     Multifamily and nonresidential    26,883           1.80           11,389          1.20          1,637         0.21
                                   -----------        ------        ---------        ------       --------       ------
       Total construction             142,736           9.54           69,344          7.31         29,123         3.78
                                   -----------        ------        ---------        ------       --------       ------

  Total real estate loans           1,346,695          89.98          854,689         90.18        700,838        90.89

  Consumer loans
   Home equity                         48,671           3.25           20,147          2.13         19,151         2.48
   Auto                                21,703           1.45            5,171          0.55          1,130         0.15
   Education                            5,280           0.35            3,850          0.40          3,860         0.50
   Other (1)                           35,095           2.34           29,177          3.08         18,998         2.46
                                   -----------        ------        ---------        ------       --------       ------
    Total consumer                    110,749           7.40           58,345          6.16         43,139         5.59

  Commercial loans                     39,226           2.62           34,657          3.66         27,119         3.52
                                   -----------        ------        ---------        ------       --------       ------

  Total loans                      1,496,670          100.00%         947,691        100.00%       771,096       100.00%
                                                      ======                         ======                      ======

  Less net items                       90,191                          71,038                       48,009
                                  -----------                       ---------                     --------

     Total loans, net             $ 1,406,479                       $ 876,653                     $723,087
                                  ===========                       =========                     ========




                                                    1998                       1997
                                                  Percent of                 Percent of
                                      Amount     total loans      Amount     Total loans
                                      ------     -----------      ------     -----------

                                                   (Dollars in thousands)

  Real estate loans:
   Permanent
     One- to four-family             $516,767        73.84%       $489,677      74.19%
     Multifamily                        8,172         1.17           8,944       1.36
     Nonresidential                    65,756         9.39          51,105       7.74
     Land                                 190         0.03             285       0.04
                                     --------       ------        --------     ------
       Total permanent                590,885        84.43         550,011      83.33

   Construction loans:
     One- to four-family               25,691         3.67          24,044       3.64
     Multifamily and nonresidential       833         0.12             325       0.05
                                     --------       ------        --------     ------
       Total construction              26,524         3.79          24,369       3.69
                                     --------       ------        --------     ------

  Total real estate loans             617,409        88.22         574,380      87.02

  Consumer loans
   Home equity                         18,321         2.62          17,097       2.59
   Auto                                 1,603         0.23           2,457       0.37
   Education                            3,993         0.57           3,479       0.53
   Other (1)                           17,856         2.55          20,355       3.08
                                     --------       ------        --------     ------
    Total consumer                     41,773         5.97          43,388       6.57

  Commercial loans                     40,637         5.81          42,271       6.41
                                     --------       ------        --------     ------

  Total loans                         699,819       100.00%        660,039     100.00%
                                                    ======                     ======

  Less net items                       42,321                       26,803
                                     --------                     --------

     Total loans, net                $657,498                     $633,236
                                     ========                     ========

----------------------------

(1) Consists of overdraft protection loans and loans to individuals secured by demand accounts, deposits, boats and one- to four-family residences.

         LOAN MATURITY. The following table sets forth certain information as of December 31, 2001, regarding the dollar amount of loans maturing in Home Savings' portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings' consent. The table does not include the effects of possible prepayments or scheduled repayments.


                                            Principal repayments contractually due in the years ended December 31,
                                 ------------------------------------------------------------------------------------------
                                                                     2005-      2007 -     2012 -    2017 and
                                                                     -----      ----       ----      --------
                                   2002       2003       2004       2006        2011       2016    thereafter    Total
                                   ----       ----       ----       ----        ----       ----    ----------    -----
                                                                      (In thousands)

Residential real estate loans(1)   $78,877    $50,092   $44,869    $ 90,403   $ 224,824   $197,285  $ 480,094    $1,166,444

Nonresidential real estate loans    56,674      6,818     7,258      15,085      38,346     33,065     23,005       180,251
Commercial loans                    18,268      7,694     5,954       4,103       2,212        892        103        39,226
Consumer loans                      24,728     18,985    18,398      32,143       7,121      1,049      8,325       110,749
                                 --------- ---------- ---------- -----------  ---------- ---------- -----------  ----------
    Total                        $ 178,547 $   83,589 $  76,479  $  141,734   $ 272,503  $ 232,291  $ 511,528    $1,496,670
                                 ========= ========== ========== ============ ========== ========== ===========  ==========


(1) Includes permanent and construction loans for one- to four-family and multifamily properties and land loans.

         The next table sets forth the dollar amount of all loans due after December 31, 2002, which have fixed or adjustable interest rates:

                                                Due after December 31, 2002
                                                ---------------------------
                                                      (In thousands)

                          Fixed rate                 $    975,411
                          Adjustable rate                 342,712
                                                    -------------
                                                      $ 1,318,123
                                                    =============


         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of Home Savings is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family homes, located within Home Savings' primary market area. At December 31, 2001, Home Savings' one- to four-family residential real estate loans totaled approximately $978.5 million, or 65.4% of total loans. At December 31, 2001, $5.8 million, or 0.6%, of Home Savings' one-to four-family loans were nonperforming.

         OTS regulations and Ohio law limit the amount which Home Savings may lend in relationship to the appraised value of the real estate and improvements which will secure the loan at the time of loan origination. In accordance with such regulations, Home Savings makes loans on one- to four-family residences of up to 97% of the value of the real estate and improvements thereon (LTV), although the majority of such loans have LTVs of 80% or less. Loans on single-family, owner-occupied residences located in low-income or moderate-income census tracts are granted up to a 97% LTV, although Home Savings requires private mortgage insurance on the portion of the principal amount that exceeds 85% of the appraised value of the property securing the loan.

         Home Savings currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans (ARMs) for terms of up to 30 years. Although Home Savings' loan portfolio includes a significant amount of 30-year fixed-rate loans, most loans currently originated by Home Savings are 15-year fixed-rate loans. The interest rate adjustment periods on ARMs are typically one or three years. The maximum interest rate adjustment on most of the ARMs is 2.0% on any adjustment date and a total of 6.0% over the life of the loan. The interest rate adjustments on one-year and three-year ARMs presently offered by Home Savings are indexed to the weekly average rate on the one-year and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin to the index. Home Savings does not offer ARMs to borrowers on one- to four-family residences with LTVs in excess of 95%.

         Home Savings issues standby loan origination commitments to qualified borrowers primarily for the purchase of single-family residential real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked in.

         LOANS SECURED BY MULTIFAMILY RESIDENCES. Home Savings originates loans secured by multifamily properties which contain more than four units. Multifamily loans are offered with adjustable rates of interest, which adjust according to a specified index, and typically have terms ranging from five to ten years and LTVs of up to 75%.

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

         At December 31, 2001, loans secured by multifamily properties totaled approximately $60.7 million, or 4.1% of total loans. The largest loan had a principal balance of $1.8 million and was performing according to its terms. There was approximately $165,000 in multifamily loans that were considered nonperforming at December 31, 2001.

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

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation. At December 31, 2001, Home Savings' largest loan secured by nonresidential real estate had a balance of $6.9 million and was performing according to its terms.

         At December 31, 2001, approximately $153.4 million, or 10.2%, of Home Savings' total loans were secured by mortgages on nonresidential real estate, of which $610,000 was considered nonperforming at December 31, 2001.

         CONSTRUCTION LOANS. Home Savings makes loans for the construction of one- to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a speculative (unsold) basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. Construction loans for one- to four-family residences have LTVs of up to 95%, and construction loans for commercial, multifamily and nonresidential properties have LTVs of up to 75%, with the value of the land included as part of the owner's equity. At December 31, 2001, Home Savings had approximately $142.7 million, or 9.5% of its total loans, invested in construction loans, including $115.8 million in one- to four-family residential construction and approximately $26.9 in multifamily and nonresidential construction loans.

         Approximately 30% of Home Savings' construction loans to builders are made for homes for which the builder does not have a contract with a buyer. Home Savings, however, generally limits speculative loans to builders with whom Home Savings has a long-standing relationship and limits the number of outstanding loans on unsold homes under construction within a specific area.

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

         Nonperforming construction loans at December 31, 2001 amounted to $3.4 million.

         Home Savings also originates a limited number of loans secured by vacant land for the construction of single-family houses. Home Savings' land loans are generally fixed-rate loans for terms up to five years and require a LTV of 75% or less. At December 31, 2001, approximately $11.4 million, or 0.8%, of Home Savings' total loans were secured by land loans made to individuals intending to construct and occupy single-family residences on the properties.

         COMMERCIAL LOANS. Home Savings makes commercial loans to businesses in its primary market area, including traditional lines of credit, revolving lines of credit, term loans and acquisition and development loans. The LTV ratios for commercial loans depend upon the nature of the underlying collateral, but generally commercial loans are made with LTVs of 50 to 85% and have adjustable interest rates. Lines of credit and revolving credits are generally priced on a floating rate basis, which is tied to the prime rate or U.S. Treasury bill rate. Term and time loans are usually adjustable, but can have fixed rates of interest, and have terms of one to five years.

         At December 31, 2001, Home Savings had approximately $39.2 million, or 2.6% of total loans, invested in commercial loans. The majority of these loans are secured by a security interest in inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings also originates unsecured commercial loans including lines of credit for periods of less than 12 months, short-term loans and, occasionally, term loans for periods of up to 36 months. These loans are underwritten based on the creditworthiness of the borrowers and the guarantors. As a result of the addition of experienced loan personnel and the implementation of enhanced underwriting procedures, Home Savings intends to increase its unsecured commercial loan volume in the future.

         Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

         Nonperforming commercial loans at December 31, 2001 amounted to $469,000.

         CONSUMER LOANS. Home Savings originates various types of consumer loans, including home equity loans, education loans, loans secured by savings accounts, vehicle loans and unsecured loans. Consumer loans are made at fixed and adjustable rates of interest and for varying terms based on the type of loan. Consumer loans secured by a deposit or savings account are made for up to 100% of the principal balance of the account and generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

         For new automobiles, loans are originated for up to 100% of the MSRP value of the car with terms of up to 66 months, and for used automobiles, loans are made for up to the average trade value of the car model and a term of up to five years. All automobile loans are originated indirectly by approved auto dealerships. At December 31, 2001, automobile loans amounted to $21.7 million, or 19.6 %, of Home Savings' consumer loan portfolio.

         Home Savings makes closed-end home equity loans in an amount which, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans are typically secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable and fixed rates of interest. Fixed-rate home equity loans have terms of ten years but can be called after five years. Rate adjustments on adjustable home equity loans are determined by adding a 3.0% margin for loans on one- to four-family residences of up to 80% LTV or by adding a 4.0% margin for loans on one- to four-family residences of up to 90% LTV to the one-year U.S. Treasury index. At December 31, 2001, approximately $48.7 million, or 43.9%, of Home Savings' consumer loan portfolio consisted of home equity loans.

         Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment, and other adverse economic conditions. Although Home Savings has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase. Nonperforming consumer loans as a percentage of outstanding consumer loans amounted to 0.39%, 0.79% and 0.31% at December 31, 2001, 2000 and 1999,
respectively.

         At December 31, 2001, Home Savings had approximately $110.7 million, or 7.4% of its total loans, invested in consumer loans. Home Savings anticipates a moderate increase in its consumer loan portfolio in the future as a result of increased cross-selling efforts to existing customers.

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

         Each of Home Savings' 29 offices and 4 loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings' Underwriting Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by one of Home Savings' in-house licensed appraisers or an approved fee appraiser. For certain large nonresidential real estate loans, the appraisal will be conducted by an outside fee appraiser whose report is reviewed by Home Savings' chief appraiser. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review to the appropriate persons. Commercial, residential and nonresidential real estate loans up to $1.0 million may be approved by an authorized executive officer. Loan requests of $1.0 million to $15.0 million require the approval of the Loan Committee. All loans of $15.0 million or more require approval by three executive officers and a majority of the Board of Directors.

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

         LOAN ORIGINATIONS AND PURCHASES AND SALE OF MORTGAGE LOANS. Historically, Home Savings has originated substantially all of the loans in its portfolio and has held them until maturity. Nevertheless, Home Savings' residential loans are generally made on terms and conditions and documentation which conform to the secondary market guidelines for sale to the Federal Home Loan Mortgage Company (FHLMC) and other institutional investors in the secondary market. Education loans are sold, once the borrower leaves school, to the Student Loan Marketing Association. Home Savings does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration, but it has purchased such loans as well as participation interests in such loans.

         During 2001, Home Savings became active in the secondary market. In October, 2001, $110.9 million in fixed rate one- to- four family residential mortgage loans held in the portfolio were securitized and sold to reduce interest rate risk and provide liquidity. In addition to the $110.9 million securitization and sale of portfolio loans, an additional $57.9 million of mortgages originated during 2001 were sold. Home Savings' loan production offices are expected to provide high levels of salable loans in 2002. Home Savings generally retains servicing on the sale of loans originated in its primary market area and sells loans servicing released on loans originated out of the primary market area.

         At December 31, 2001, Home Savings had $46.6 million of outstanding commitments to originate loans and $45.5 million available to borrowers under consumer and commercial lines of credit. At December 31, 2001, Home Savings had $66.0 million in undisbursed funds related to construction loans in process.

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

         Based on such limits, Home Savings could lend approximately $26.7 million to one borrower at December 31, 2001. The largest amount Home Savings had outstanding to one borrower at December 31, 2001, was $11.0 million, which consisted of several loans secured by first mortgages on commercial buildings. At December 31, 2001, these loans were performing in accordance with their terms.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. Home Savings attempts to maintain a high level of asset quality through sound underwriting policies and aggressive collection practices.

         At the beginning of each month, the Collections Department of Home Savings receives a report on all delinquent loans. When a loan payment has not been made by the fifteenth of the month, a late notice is sent and a penalty of up to five percent of the payment due is assessed. Once a loan is 60 days delinquent, a second notice is sent and the Collections Department contacts the borrower by telephone. The Collections Department will generally continue to attempt to bring the loan current through telephone calls or personal visits until the loan has been delinquent 90 to 120 days. If the loan has not been brought current by the 120th day, a member of the Collections Department will present the loan to Home Savings' Pre-Foreclosure Committee which meets weekly. If the Pre-Foreclosure Committee agrees to recommend the commencement of foreclosure proceedings, the loan is presented to the Executive Committee of the Board of Home Savings (Executive Committee) which normally refers the loan to Home Savings' in-house legal staff. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding balance in relation to the original indebtedness, the extent of the delinquency, the borrower's ability and willingness to cooperate in curing the delinquency and any environmental issues that may need to be addressed.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                                                                          At December 31,
                                            ----------------------------------------------------------------------------
                                                          2001                                     2000
                                            -----------------------------------      -----------------------------------
                                                                     Percent of                               Percent of
                                                                        total                                   total
                                            Number       Amount         loans        Number       Amount        loans
                                            ------      ---------    ----------      ------       ------      ----------
                                                                          (Dollars in thousands)
  Loans delinquent for:
     30-59 days                              348        $  18,450        1.22%        240         $  10,423      1.19%
     60-89 days                              127            4,848        0.32         113             4,420      0.50
     90 days or over                         237           10,889        0.72         151             9,543      1.09
                                             ---       ----------        ----         ---         ---------      ----

       Total delinquent loans                712        $  34,187        2.26%        504         $  24,386      2.78%
                                             ===       ==========        ====         ===         =========      ====

         Nonperforming assets include nonaccruing loans, restructured loans, real estate acquired by foreclosure or by deed-in-lieu thereof, in-substance foreclosures and repossessed assets.

         Loans are reviewed through monthly reports to the Board and weekly reports to senior management and are placed on nonaccrual status when collection in full is considered doubtful by management. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent cash payments are generally applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments are applied to principal.

         The following table sets forth information with respect to Home Savings' nonperforming loans and other assets at the dates indicated:


                                                                                    At December 31,
                                                        ------------------------------------------------------------------
                                                             2001           2000          1999         1998          1997
                                                             ----           ----          ----         ----          ----
                                                                               (Dollars in thousands)
Nonperforming loans:
  Nonaccrual loans
    Real estate loans:
      One- to four-family                               $   5,813        $  2,966       $ 2,923      $ 3,655       $ 5,540
      Multifamily and nonresidential                          775           3,019            82          378           649
      Construction (net of loans in process) and land       3,398           1,741           272          233           769
                                                        ---------      ----------      --------     --------     ---------
        Total real estate loans                             9,986           7,726         3,277        4,266         6,958
    Consumer                                                  434             457           132          317           404
    Commercial                                                469           1,360           206        1,146         2,129
                                                       ----------      ----------      --------      -------      --------
        Total nonaccrual loans                             10,889           9,543         3,615        5,729         9,491
  Restructured real estate loans                            1,572             208           317        1,832           644
                                                        ---------     -----------      --------      -------     ---------
        Total nonperforming loans                          12,461           9,751         3,932        7,561        10,135
Real estate acquired through foreclosure and other
   repossessed assets                                         477             359           157           78            55
                                                       ----------     -----------       -------    ---------    -----------
        Total nonperforming assets                       $ 12,938        $ 10,110       $ 4,089      $ 7,639       $10,190
                                                         ========        ========       =======      =======       =======

Nonperforming loans as a percent of total loans              0.89%           1.10%         0.54%        1.15%         1.60%
Nonperforming assets as a percent of total assets            0.67            0.77          0.30         0.59          0.95
Allowance for loan losses as a percent of
   nonperforming loans                                      92.13           67.79        164.86        84.62         59.02
Allowance for loan losses as a percent of total loans
   before allowance                                          0.81            0.74          0.88         0.96          0.94

         For 2001, approximately $523,000 in interest income would have been recorded had nonaccruing and restructured loans been accruing pursuant to contractual terms. During 2001 interest collected on such loans and included in net income was approximately $412,000.

         Nonperforming assets increased approximately $2.8 million, or 28.0%, to $12.9 million at December 31, 2001, from $10.1 million at December 31, 2000. The primary reasons for the increase are the restructuring of a relationship with one borrower, the delinquency of several loans to one borrower, and the acquisition of Industrial in 2001. At December 31, 2001, total nonaccrual and restructured loans accounted for 0.89% of net loans receivable, compared to 1.10% at December 31, 2000. Total nonperforming assets were 0.67% of total assets as of December 31, 2001, a decrease of 0.10% from 0.77% as of December 31, 2000.

         Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of cost or fair value as of the date of acquisition. After foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 2001, the carrying value of real estate acquired in settlement of loans was $477 and consisted of seven single-family properties.

         Home Savings classifies its assets in accordance with federal regulations. Problem assets are classified as "special mention," "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that Home Savings will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable and (ii) there is a high possibility of loss. An asset classified as "loss" is considered uncollectible and of such little value that its continuance as an asset of Home Savings is not warranted. Federal regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

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

         The aggregate amounts of Home Savings' classified assets at the dates indicated were as follows:

                                             At December 31,
                                        -------------------------
                                        2001                2000
                                        ----                -----
                                             (In thousands)

Classified assets:
   Substandard                          $  9,515           $ 10,259
   Doubtful                                  100                  -
   Loss                                    1,517                433
                                        --------           --------
    Total classified assets             $ 11,132           $ 10,692
                                        ========           ========

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

         In determining the adequacy of the allowance for loan loss, management reviews and evaluates on a quarterly basis the necessity of a reserve for individual loans classified by management. The specifically allocated reserve for a classified loan is determined based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to Home Savings. Once a review is completed, the need for a specific reserve is determined by the Home Savings Asset Review Committee and allocated to the loan. Other loans not specifically reviewed by management are evaluated using the historical charge-off experience ratio calculated by type of loan. The historical charge-off experience ratio factors into account the homogeneous nature of the loans, the geographical lending areas involved, regulatory examination findings, specific grading systems applied and any other known factors which may impact the ratios used. Specific reserves on individual loans and historical ratios are reviewed quarterly and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends or actual principal charge-off. When evaluating the adequacy of the allowance for loan losses, consideration is given to geographic concentration and the effect changing economic conditions have on Home Savings.

         The following table sets forth an analysis of Home Savings' allowance for loan losses for the periods indicated:


                                                                        Year ended December 31,
                                                      2001          2000          1999          1998           1997
                                                      ----          ----          ----          ----           ----
                                                                          (Dollars in thousands)

Balance at beginning of period                      $  6,553      $ 6,405      $  6,398      $  5,982       $  5,040

Provision for (recovery of) loan loss allowances       2,495          300           100           650         (1,546)

Charge-offs:
   Real estate                                           (89)         (83)          (60)          (47)          (403)
   Consumer                                             (283)         (38)          (65)          (72)           (43)
   Commercial                                            (55)         (80)            -          (151)             -
                                                   ----------     -------      ---------     --------       --------
     Total charge-offs                                  (427)        (201)         (125)         (270)          (446)
                                                   ----------     -------      ---------     --------       --------

Recoveries:
   Real estate                                            13           17            21            25          2,930
   Consumer                                               10            9             9            10              4
   Commercial                                              9           23             2             1              -
                                                   ----------     -------      ---------     --------       --------
     Total recoveries                                     32           49            32            36          2,934
                                                   ----------     -------      ---------     --------       --------

Net recoveries (charge-offs)                            (395)        (152)          (93)         (234)         2,488

Acquisition of Industrial                              2,795            -             -             -              -
                                                   ----------     -------      ---------     --------       --------

Balance at end of year                              $ 11,480      $ 6,553       $ 6,405       $ 6,398       $  5,982
                                                   =========      =======      =========     ========       ========

Ratio of net recoveries (charge-offs)
   to average net loans                                (0.03)%      (0.02)%       (0.01)%       (0.04)%         0.40%

Ratio of net recoveries  (charge-offs) to
   provision for (recovery of) loan loss              (14.55)%     (50.67)%      (93.00)%      (36.00)%       160.93%
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


                                                     At December 31,

                           2001                 2000                 1999               1998                 1997
                          ------               ------               ------             ------               -------
                             Percent of           Percent of          Percent of         Percent of             Percent of
                              loans in             loans in            loans in           loans in               loans in
                                each                 each                each               each                    each
                              category             category            category           category                category
                              to total             to total            to total           to total                to total
                              --------             --------            --------           --------                --------
                   Amount       Loans    Amount      Loans    Amount    Loans    Amount     Loans     Amount        Loans
                   ------       -----    ------      -----    ------    -----    ------     -----     ------        -----
                                                            (Dollars in thousands)
Real estate loans  $ 8,339      72.64%  $ 4,117      62.83%   $4,182    65.29%   $4,220     65.96%    $4,242        70.91%
Consumer loans         975       8.49       566       8.64       555     8.67       611      9.55        673        11.25
Commercial loans     2,166      18.87     1,870      28.54     1,668    26.04     1,567     24.49      1,067        17.84
                   -------     ------   -------     ------    ------   ------   -------    ------     ------       ------
      Total        $11,480     100.00%  $ 6,553     100.00%   $6,405   100.00%   $6,398    100.00%    $5,982       100.00%
                   =======     ======   =======     ======    ======   ======    ======    ======     ======       ======


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

         HOME SAVINGS INVESTMENT ACTIVITY. Federal regulations and Ohio law permit Home Savings to invest in various types of marketable securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities, and certain other specified investments. The Board has adopted an investment policy which authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Federal National Mortgage Association (FNMA), FHLMC, Government National Mortgage Association (GNMA), as well as private issuers, investment-grade municipal obligations, creditworthy, unrated securities issued by municipalities in which an office of Home Savings is located, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers' acceptances, federal funds and money market funds. Home Savings' investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety. The investment activities of Home Savings are supervised by Home Savings' Investment Committee and investment purchases are monitored weekly by the Executive Committee.

         Home Savings maintains a significant portfolio of mortgage-related securities and CMOs, which are rated the highest credit quality by a nationally recognized rating agency. Mortgage-related securities are issued by FNMA, GNMA and FHLMC. Mortgage-related securities generally entitle Home Savings to receive a portion of the cash flows from an identified pool of mortgages. GNMA securities, FNMA securities and a majority of Home Savings' FHLMC securities are guaranteed by the issuing agency as to timely payment of principal and interest. The balance of Home Savings' FHLMC securities are guaranteed as to timely payment of interest and eventual payment of principal. The CMOs are a type of debt security issued by a special-purpose entity that aggregrates pools of mortgages and mortgage-related securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into tranches or classes which have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages, as opposed to pass through mortgage-related securities where cash flows are distributed pro rata to all security holders. In contrast to mortgage-related securities from which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-related securities resulting from unexpected prepayment activity.

         Home Savings is exposed to prepayment risk and reinvestment risk to the extent that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Mortgage-related securities enable Home Savings to generate positive interest rate spreads with minimal administrative expense and reduce credit risk due to either guarantees provided by the issuer or the high credit rating by the rating agency. Mortgage-related securities classified as available for sale also provide Home Savings with an additional source of liquid funds. Home Savings also invests in investment grade corporate notes which mature within three years or less. The notes, which include debentures and collateralized notes, generally provide a spread above the risk-free rate afforded by comparable maturity U.S. Treasury securities.

         BUTLER WICK INVESTMENT ACTIVITY. Butler Wick holds securities in three subsidiaries, Butler Wick & Co., Inc., Butler Wick Trust Company and Butler Wick Asset Management. Butler Wick & Co., Inc. invests in municipal securities and to a lesser extent government agency securities for sale to clients. These securities are held as available for sale. Butler Wick & Co., Inc. does not make markets in equity securities.

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

The maturities of United Community's consolidated available for sale and held to maturity marketable securities at December 31, 2001, excluding FHLB stock, and equity securities, are indicated in the following table:


                                                              At December 31, 2001
                                    -----------------------------------------------------------------------
                                                          After one through
                                      One year or less        Five years                Total
                                    -------------------   ----------------- -------------------------------
                                     Amortized  Average   Amortized  Average Amortized    Fair       Average
                                        cost     yield       cost     Yield    cost       value       Yield
                                     --------   ------    --------   ------  --------    --------    ------

                                                             (Dollars in thousands)
Short-term investments:
  Federal funds                      $148,111     1.75%        -       -    $148,111    $148,111      1.75%
  Eurodollars                          20,710     1.75         -       -      20,710      20,710      1.75
  Money market funds                    1,238     1.25         -       -       1,238       1,238      1.25
  Liquid cash                             237     1.74         -       -         237         237      1.74
                                     --------     ----                      --------    --------      ----
      Total short-term investments   $170,296     1.75%        -       -    $170,296    $170,296      1.75%
                                     ========     ====                      ========    ========      ====

Marketable securities:
   Available for sale                $ 15,089     4.72%  $ 23,408    5.46%  $ 38,497    $ 39,253      5.17%
   Held to maturity                       101     3.61      1,597    3.52      1,698       1,695      3.54
                                     --------     ----   --------    ----   --------    --------      ----

    Total marketable securities       $15,190     4.71%  $ 25,005    5.34%  $ 40,195    $ 40,948      5.10%
                                     ========     ====   ========    ====   ========    ========      ====

The following table sets forth the amortized cost and fair value of United Community's consolidated available for sale and held to maturity marketable securities, FHLB stock, and mortgage-related securities at the dates indicated.


                                                                                                 At December 31
                                       ------------------------------------------------------------------------------------------
                                                            2001                                        2000
                                       --------------------------------------------  -----------------------------------------
                                        Amortized       % of      Fair       % of     Amortized     % of      Fair       % of
                                           Cost         Total      Value      Total      Cost        Total     Value     Total
                                       ----------       -----   --------     -----   --------       -----   --------     -----
                                                                                               (Dollars in thousands)
Available for sale:
   Short-term investments:
     Federal funds                      $  148,111       38.41%  $148,111     38.01%  $  2,442        0.73%   $ 2,442      0.73%
     Money market funds                      1,238        0.32      1,238      0.32        180        0.05        180      0.05

     Eurodollars                            20,710        5.37     20,710      5.32     19,643        5.86     19,643      5.85

     Other                                     237        0.06        237      0.06        228        0.06        228      0.06

   FHLB stock                               18,760        4.87     18,760      4.82     13,793        4.12     13,793      4.11
   Equity investments                       11,463        2.97     11,828      3.04      7,296        2.18      7,411      2.21
   Marketable securities:
     U.S. Treasury obligations               4,045        1.05      4,093      1.05      7,511        2.24      7,526      2.24
     U.S. Government agency obligations     20,647        5.36     21,067      5.41     37,737       11.26     37,916     11.30
     Corporate notes                        13,805        3.58     14,093      3.62     45,723       13.64     45,592     13.59
     Tax exempt municipal bonds                  -        -             -      -             -           -          -      -
   Mortgage-related securities:
     FHLMC                                   9,767        2.53      9,965      2.56     16,608        4.96     16,669      4.97
     FNMA                                   16,121        4.18     16,155      4.15     20,502        6.12     20,282      6.04
     GNMA                                        4        -             4      -             -           -          -      -
     Private issues                            307        0.08        292      0.07        380        0.11        361      0.11
   Collateralized mortgage obligations:
     FHLMC                                   5,097        1.32      5,237      1.34          -           -          -         -
     FNMA                                   13,091        3.40     13,226      3.40     21,295        6.35     21,141      6.30
     GNMA                                    2,616        0.68      2,697      0.69          -        -             -      -
     Private issues                         19,030        4.94     19,493      5.00     33,274        9.93     33,278      9.92
                                        ----------       -----   --------     -----   --------       -----   --------     -----
       Total available for sale            305,049       79.12    307,206     78.86     226,612      67.61%   226,462     67.48
                                        ----------       -----   --------     -----   --------       -----   --------     -----

Held to maturity:
   Marketable securities:
     U.S. Treasury obligations               1,197        0.31      1,202      0.31        876        0.26        900      0.27

     U.S. Government agency obligations        501        0.13        493      0.13          -           -          -         -
   Mortgage-related securities:
     GNMA                                    2,391        0.62      2,532      0.65      3,599        1.07      3,703      1.10
     FHLMC                                  50,896       13.20     51,810     13.30     69,375       20.70     69,560     20.73
     FNMA                                   25,511        6.62     26,302      6.75     34,710       10.36     34,966     10.42
                                        ----------       -----   --------     -----   --------       -----   --------     -----
       Total held to maturity               80,496       20.88     82,339     21.14    108,560       32.39    109,129     32.52
                                        ----------       -----   --------     -----   --------       -----   --------     -----

       Total investment portfolio       $  385,545      100.00%  $389,545    100.00%  $335,172      100.00% $ 335,591    100.00%
                                        ==========      ======   ========    ======   =========     ======  =========    ======





                                       -------------------------------------------
                                                           1999
                                       -------------------------------------------
                                        Amortized     % of       Fair       % of
                                           Cost         Total      Value     Total
                                       ---------      -----   --------      -----

Available for sale:
   Short-term investments:
     Federal funds                       $ 58,118      11.33%  $  58,118     11.48%
        Money market funds                 22,224       4.33      22,224      4.39

     Eurodollars                              129       0.03        129       0.03

     Other                                    215       0.04        215       0.04

   FHLB stock                              12,825       2.50     12,825       2.53
   Equity investments                       1,864       0.36      1,715       0.34
   Marketable securities:
     U.S. Treasury obligations             10,026       1.96     10,024       1.98
     U.S. Government agency obligations    47,879       9.34     47,316       9.35
     Corporate notes                      102,341      19.96    101,444      20.05
     Tax exempt municipal bonds             1,405       0.27      1,405       0.28
   Mortgage-related securities:
     FHLMC                                 24,992       4.87     24,667       4.87
     FNMA                                  23,920       4.66     22,869       4.52
     GNMA                                       -          -          -          -
     Private issues                           439       0.09        429       0.08
   Collateralized mortgage obligations:
     FHLMC                                      -          -          -          -
     FNMA                                  26,350       5.14     25,832       5.10
     GNMA                                       -          -          -          -
     Private issues                        40,868       7.98     39,762       7.86
                                         --------      -----   --------      -----
       Total available for sale           373,595      72.86    368,974      72.90
                                         --------      -----   --------      -----

Held to maturity:
   Marketable securities:
     U.S. Treasury obligations              1,091       0.21       1,098      0.22

     U.S. Government agency obligations         -          -           -         -
   Mortgage-related securities:
     GNMA                                   5,191       1.02       5,262       1.04
     FHLMC                                 87,245      17.01      85,604      16.92
     FNMA                                  45,643       8.90      45,127       8.92
                                         --------      -----   --------      -----
       Total held to maturity             139,170      27.14     137,091      27.10
                                         --------      -----   --------      -----

       Total investment portfolio        $512,765     100.00%   $506,065     100.00%
                                         ========     ======    ========    =======

                                SOURCES OF FUNDS

         GENERAL. Deposits have traditionally been the primary source of Home Savings' funds for use in lending and other investment activities. In addition to deposits, Home Savings derives funds from interest payments and principal repayments on loans and income on other earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions. Home Savings may also borrow from the FHLB, as well as other suitable lenders, as a source of funds.

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

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:


                                                                        At December 31,
                                  ---------------------------------------------------------------------------------------
                                                    2001                                          2000
                                  -----------------------------------------      ----------------------------------------
                                                    Percent        Weighted                       Percent        Weighted
                                                    of total       average                        of total       average
                                     Amount         deposits         rate          Amount         deposits         rate
                                  -----------      ---------        ----          ---------     ----------         ----
                                                                   (Dollars in thousands)
Checking accounts:
     Interest-bearing              $  106,631         7.71%          1.98%        $  65,988         7.33%          1.05%
     Noninterest-bearing               36,176         2.61             -             17,573         1.95             -
Savings accounts                      257,417        18.61           2.22           199,680        22.18           2.28
Money market accounts                 151,251        10.93           3.50            80,004         8.89           4.35
                                  -----------      -------                        ---------     --------

Total transaction accounts            551,475        39.86             -            363,245        40.35              -

Certificates of deposit:
   4.00% or less                      212,067        15.33             -              1,594         0.18              -
   4.01% - 6.00%                      418,024        30.22             -            201,458        22.37              -
   6.01% - 8.00%                      201,852        14.59             -            333,893        37.08              -
   8.01% - 10.00%                           -            -             -                223         0.02              -
                                  -----------      -------          ----          ---------     --------            ---


Total certificates of deposit         831,943        60.14          4.99            537,168        59.65           6.07
                                  -----------      -------          ----          ---------     --------           ----

   Total deposits                  $1,383,418       100.00%        3.95%          $ 900,413       100.00%          4.61%
                                  ===========      =======         ====           =========       ======           ====


         Total deposits increased by $483.0 million, or 53.6%, from December 31, 2000, to December 31, 2001.

         The following table shows rate and maturity information for Home Savings' certificates of deposit at December 31, 2001:


                                                           At December 31, 2001
                                      ------------------------------------------------------------
                                                      Over          Over
                                        Up to      1 year to     2 years to
     Rate                             one year      2 years       3 years     Thereafter     Total
     ----                             --------   -- ---------  -- ---------   ----------     -----
                                                               (In thousands)

4.00% or less                        $  127,705     $  77,937    $  4,490      $   1,935   $ 212,067
4.01% to 6.00%                          302,558        77,592      20,651         17,223     418,024
6.01% to 8.00%                          110,596        52,937       5,335         32,984     201,852
8.01% to 10.00%                               -             -           -              -           -
Total certificates of deposit        $  540,859    $  208,466    $ 30,476       $ 52,142   $ 831,943
                                     ==========    ==========    ========       ========   =========
   Percent of total certificates
         of deposit                      65.01%       25.06%        3.66%         6.27%     100.00%

         At December 31, 2001, approximately $540.9 million of Home Savings' certificates of deposit mature within one year. Based on past experience and Home Savings' prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $528.0 million are available from the FHLB of Cincinnati.

         The following table presents the amount of Home Savings' certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2001:

                   Maturity                             Amount
                   --------                             ------
                                                    (In thousands)

         Three months or less                          $32,987
         Over 3 months to 6  months                      20,492
         Over 6 months to 12 months                      59,432
         Over 12 months                                  52,917
                                                    -----------

             Total                                    $ 165,828
                                                    ===========

Based on past experience, management believes that a substantial percentage of the above certificates will be renewed with Home Savings at maturity.

         The following table sets forth Home Savings' deposit account balance activity for the periods indicated:

                                                    Year ended December 31,
                                                2001                   2000
                                            -----------            ------------
                                                   (Dollars in thousands)

         Beginning balance                  $   900,413              $ 834,087
         Net increase in deposits               434,233                 32,301
                                            -----------              ---------
         Net deposits before interest
            credited                          1,334,646                866,388
         Interest credited                       48,772                 34,025
                                            -----------              ---------
         Ending balance                     $ 1,383,418              $ 900,413
                                            ===========              =========

           Net increase                     $   483,005              $  66,326
                                            ===========              =========

           Percent increase                     53.64%                  7.95%

         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, the association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2001, Home Savings was in compliance with the QTL test. Home Savings may borrow up to $528.0 million from the FHLB, and had $228.0 million outstanding advances at December 31, 2001.

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

                                    EMPLOYEES

         At December 31, 2001, Home Savings and Butler Wick had 553 and 170 full-time equivalent employees, respectively. Home Savings and Butler Wick believe that relations with their employees are good. Home Savings offers health, life and disability benefits to all employees, a 401(k) plan and an employee stock ownership plan for its eligible employees. Home Savings had a defined benefit pension plan, which was terminated effective July 31, 1999. Home Savings offered a post-retirement health plan for its eligible employees. The benefits of this plan were curtailed in 2000. Butler Wick offers health, life and disability benefits to all employees, a 401(k) plan, a profit sharing plan and a retention plan for its eligible employees. None of the employees of Home Savings or Butler Wick are represented by a collective bargaining unit.

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

         The OTS, the FDIC, the Division, the SEC and the NASD each have various powers to initiate supervisory measures or formal enforcement actions if United Community or the subsidiary they regulate does not comply with applicable regulations. If the grounds provided by law exist, the OTS, the FDIC or the Division may place Home Savings in conservatorship or receivership. Home Savings is also subject to regulatory oversight under various consumer protection and fair lending laws which govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of Home Savings to open a new branch or engage in a merger.

         Federal law prohibits Home Savings from making a capital distribution to anyone or paying management fees to any person having control of Home Savings if, after such distribution or payment, Home Savings would be undercapitalized. In addition, Home Savings may not pay any dividends if, as a result, its net worth would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. Home Savings must file an application with, and obtain approval from, the OTS (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus Home Savings' retained net income for that year to date plus the retained net income for the preceding two years; (ii) if Home Savings would not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the OTS or the FDIC, or any condition imposed on Home Savings in an OTS-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. Home Savings did not pay any dividends to United Community in 2001. In January, 2000, Home Savings paid a dividend to United Community of $158.0 million, which was used to pay a portion of a $185.0 million loan related to the $6.00 per share special capital distribution in 1999.

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

ITEM 2.           DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 2001, regarding the properties on which the main office, the branch offices and the loan production offices of Home Savings are located:


                                           Owned or             Year          Net book
Location                                    Leased             opened            value         Deposits
--------                                   --------            ------         --------         --------
                                                                                   (In thousands)

275 Federal Plaza West                      Owned               1919             $ 1,294         $ 81,681
Youngstown, Ohio

32 State Street                             Owned               1916                 270           96,690
Struthers, Ohio

4005 Hillman Way                            Owned               1958                 423           97,268
Boardman, Ohio

650 East State Street                       Owned               1925                 149           82,733
Salem, Ohio

6000 Mahoning Avenue                        Leased              1959                   7           86,713
Austintown, Ohio

7525 Market Street                          Owned               1971                 478          128,029
Boardman, Ohio

4259 Kirk Road                              Owned               1975                 528          102,909
Austintown, Ohio

202 South Main Street                       Owned               1975                 411           94,046
Poland, Ohio

3500 Belmont Avenue                         Owned               1976                 279           82,831
Youngstown, Ohio

29 North Broad Street                       Owned               1977                 253           48,483
Canfield, Ohio

980 Great East Plaza                        Leased              1980                   8           29,489
Niles, Ohio

One University Plaza                        Leased              2000                  14            1,010
1059-1060 Kilcawley Center
Youngstown, Ohio

127 North Market Street                     Owned               1987                  97           33,405
East Palestine, Ohio

210 West Lincoln Way                        Owned               1987                 296           20,447
Lisbon, Ohio

2996 McCartney Road                         Leased              2000                  97            3,452
Youngstown, Ohio

14825 South Avenue Ext.                     Owned               1997                 728           29,573
Columbiana, Ohio

4625 North River Road                       Owned               2000               1,133           23,460
Warren, Ohio


                                           Owned or             Year           Net book
Location                                    Leased             Opened            value          Deposits
--------                                   --------            ------          --------         --------
                                                                                    (In thousands)
30 East Main Street                         Owned               1994               1,050         35,905
Ashland, Ohio

203 North Sandusky Street (1)               Owned               1993                  87          N/A
Bellevue, Ohio

211 North Sandusky Street                   Owned               1972                 525         62,462
Bellevue, Ohio

255 North Main Street                       Owned               1975                  89         12,777
Clyde, Ohio

1500 Bright Road                            Owned               1993                 926         19,234
Findlay, Ohio

321 West State Street                       Owned               1987                 159         19,505
Fremont, Ohio

40 East Main Street                         Owned               1999                 329         14,751
Lexington, Ohio

50 West Main Street (3)                     Owned               1976                 594         51,561
Norwalk, Ohio

51 West Main Street (2)(3)                  Owned               1992
Norwalk, Ohio

4112 Milan Road                             Owned               1988                 385         20,238
Sandusky, Ohio

48 East Market Street                       Owned               1983                 293         57,299
Tiffin, Ohio

796 West Market Street                      Owned               1990                 193         9,091
Tiffin, Ohio

301 Myrtle Avenue                           Owned               1977                 128         38,004
Willard, Ohio

121 Blossom Centre                          Leased                -                    -          720
Willard, Ohio

3690 Orange Place                           Leased              2000                   3          N/A
Beachwood, Ohio

6011 Navarre Road, S.W.                     Leased              2000                   -          N/A
Canton, Ohio

8500 Station St., #250                      Leased              2000                   -          N/A
Mentor, Ohio

Pointe View Professional Park               Leased              2000                   -          N/A
4831 Darrow Rd. #106
Stow, Ohio


(1)      Office facility of appraisal staff.
(2)      Drive-up facility only.
(3)      Book value and deposit totals are combined for the two Norwalk offices.

         The following table sets forth certain information at December 31, 2001, regarding the properties on which the main office and the branch offices of Butler Wick are located:
                                           Owned or             Year
Location                                    Leased             opened
--------                                    ------             ------

City Center One Bldg., Suite 700            Leased              1926
Youngstown, OH 44503

960 W. State Street                         Leased              1959
Alliance, OH 44601

1284 Liberty Street                         Leased              1932
Franklin, PA 16322

1 E. State Street                           Leased              1932
Sharon, PA 16146

25651 Detroit Road                          Leased              1990
Cleveland, OH 44145

3685 Stutz Drive, Suite 201                 Leased              1999
Canfield, OH 44406

149 N Water Street                          Leased              1981
Kent, OH 44240

Howland Professional Centre                 Leased              1932
425 Niles-Cortland Road SE
Bldg. A, Suite 201
Warren, Ohio

Howland Professional Centre                 Leased              2000
425 Niles-Cortland Road SE
Bldg. A, Suite 202
Warren, Ohio

4522 Fulton Drive NW                        Leased              1990
Canton, OH 44718

100 S. Broadway, 2nd Floor                  Leased              1956
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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information contained in the 2001 Annual Report to Shareholders of United Community (Annual Report) under the caption "Market Price and Dividends" is incorporated herein by reference and attached hereto as part of Exhibit 13.

As of March 19, 2002, there were approximately 14,022 registered holders of United Community stock.

ITEM 6. SELECTED FINANCIAL DATA

         The information contained in the Annual Report under the caption "Selected Financial Data and Other Data" is incorporated herein by reference and attached hereto as part of Exhibit 13.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe Chizek and Company LLP dated February 8, 2002, are incorporated herein by reference and attached hereto as part of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Proxy Statement for the 2002 Annual Meeting of Shareholders of United Community (Proxy Statement), filed with the Securities and Exchange Commission (Commission) on March 26, 2002, under the captions "Proposal One - Election of Directors" and "Executive Officers," is incorporated herein by reference.


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

        13       Portions of the 2001 Annual Report to Shareholders

        16       Letter regarding change in certifying accountants

        20       Proxy Statement for 2002 Annual Meeting of Shareholders

        21       Subsidiaries of Registrant

        23.1     Crowe, Chizek and Company LLP Consent

        23.2     Deloitte and Touche LLP Consent

        99       Independent Auditors' Report from Deloitte and Touche LLP

(b) FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(c) REPORTS ON FORM 8-K. On October 17, 2001 form 8-K was filed for Item 5, Other Events, providing the third quarter financial information news release.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      UNITED COMMUNITY FINANCIAL CORP.

                                      By:  /S/  Douglas M. McKay
                                           ------------------------------
                                           Douglas M. McKay, President
                                           (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

   /S/ Douglas M. McKay                                     /S/ Richard M. Barrett
   ------------------------------------------------         ---------------------------------------------------
   Douglas M. McKay, President and Director                 Richard M. Barrett, Director

   Date:  March 29, 2002                                    Date:  March 29, 2002



   /S/ John F. Zimmerman, Jr.                               /S/ Donald J. Varner
   ------------------------------------------------         ---------------------------------------------------
   John F. Zimmerman, Jr., Director                         Donald J. Varner, Director

   Date  March 29, 2002                                     Date:  March 29, 2002



   /S/ Herbert F. Schuler, Sr.                              /S/ Patrick A. Kelly
   ------------------------------------------------         ---------------------------------------------------
   Herbert F. Schuler, Sr., Director                        Patrick A. Kelly, Treasurer (Principal Financial
                                                            Officer)

   Date:  March 29, 2002                                    Date:  March 29, 2002



   /S/ Thomas J. Cavalier
   ------------------------------------------------
   Thomas J. Cavalier, Director

   Date:  March 29, 2002


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

3.2  Amended Code of Regulations                                 Incorporated  by  reference  to the 1998 10-K filed by United
                                                                 Community on March 31, 1999, Exhibit 3.2

10.1  The Home Savings and Loan Company of Youngstown,
      Ohio Employee Stock Ownership Plan

10.2  Employment Agreement between The Home Savings             Incorporated by reference to the 2000 10-K filed by United
      and Loan Company of Youngstown, Ohio and Douglas          Community on March 30, 2001, Exhibit 10.2
      M. McKay, dated December 29, 2000.

10.3  Employment Agreement between The Home Savings             Incorporated by reference to the 2000 10-K filed by United
      and Loan Company of Youngstown, Ohio and Donald           Community on March 30, 2001, Exhibit 10.3
      J. Varner, dated December 29, 2000.

10.4  Employment Agreement between The Home Savings             Incorporated by reference to the 2000 10-K filed by United
      and Loan Company of Youngstown, Ohio and Patrick A.       Community on March 30, 2001, Exhibit 10.4
      Kelly, dated December 29, 2000.

10.5  Employment Agreement between Butler Wick Corp.             Incorporated  by  reference  to the 1999 10-K filed by United
      and Thomas J. Cavalier, dated August 12, 1999              Community on March 29, 2000, Exhibit 10.5

10.6  Employment Agreement between The Home Savings              Incorporated by reference to the 2000 10-K filed by United
      and Loan Company of Youngstown, Ohio and David G. Lodge,   Community on March 30, 2001, Exhibit 10.6
      dated December 29, 2000.

10.7  Employment Agreement between The Home Savings              Incorporated by reference to the 2000 10-K filed by United
      and Loan Company of Youngstown, Ohio and Patrick W.        Community on March 30, 2001, Exhibit 10.7
      Bevack, dated December 29, 2000.

11    Statement Regarding Computation of Per Share Earnings      Incorporated by reference to Note 19 to the Financial
                                                                 Statements included in the Annual Report in Exhibit 13

13     Portions of the 2001 Annual Report to Shareholders

20     Proxy Statement for 2002 Annual Meeting of                Incorporated by reference to the Proxy Statement, filed with
       Shareholders                                              the Securities and Exchange Commission on March 26, 2002.

21     Subsidiaries of Registrant

23.1   Crowe, Chizek and Company LLP Consent

23.2   Deloitte and Touche LLP Consent

99     Independent Auditors' Report from Deloitte and Touche LLP