Form 10-Q
period 2002-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2002-05-14
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes    X             No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

35,567,794 common shares as of April 30, 2002

Part I.	FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements (Unaudited)

Consolidated Statements of Financial Condition as of March 31, 2002 and December 31, 2001	1

Consolidated Statements of Income for the Three Months Ended March 31, 2002 and 2001	2

Consolidated Statement of Comprehensive Income for the Three Months Ended March 31, 2002	3

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2001	4

Notes to Consolidated Financial Statements	5–7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	8-12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Part II	OTHER INFORMATION	13

Signatures	14

Exhibits	15

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	March 31,	December 31,
	2002	2001

	(Dollars in thousands)
Assets:

Cash and deposits with banks	$52,875	$35,588

Federal funds sold and other	103,805	170,296

Total cash and cash equivalents	156,680	205,884

Marketable securities:

Trading (amortized cost of $6,515 and $8,352, respectively)	6,514	8,352

Available for sale (amortized cost of $89,979 and $49,960, respectively)	90,301	51,081

Held to maturity (fair value of $2,152 and $1,695, respectively)	2,197	1,698

Mortgage-related securities:

Available for sale (amortized cost of $53,784 and $66,033, respectively)	54,533	67,069

Held to maturity (fair value of $71,502 and $80,644, respectively)	70,227	78,798

Loans, net (including allowance for loan losses of $12,022 and $11,480, respectively)	1,446,941	1,406,479

Loans held for sale, net	6,810	20,192

Margin accounts	20,307	20,979

Federal Home Loan Bank stock	18,968	18,760

Premises and equipment	17,558	17,481

Accrued interest receivable	10,421	9,575

Real estate owned	1,186	477

Goodwill	21,873	19,664

Identified intangible assets	5,674	6,312

Other assets	5,751	11,979

Total assets	$1,935,941	$1,944,780

Liabilities and Shareholders’ Equity
Liabilities:

Deposits	$1,419,134	$1,383,418

Other borrowed funds	226,754	271,631

Advance payments by borrowers for taxes and insurance	3,367	5,760

Accrued interest payable	2,955	2,983

Accrued expenses and other liabilities	20,423	19,108

Total liabilities	1,672,633	1,682,900

Shareholders’ Equity:

Preferred stock-no par value; 1,000,000 shares authorized and unissued at March 31, 2002	—	—

Common stock-no par value; 499,000,000 shares authorized; 37,753,294 and 37,754,086 shares issued, respectively	136,996	136,903

Retained earnings	162,751	160,915

Accumulated other comprehensive income	696	1,402

Unearned stock compensation	(22,058)	(22,988)

Treasury stock, at cost; 2,186,500 and 2,086,500 shares, respectively	(15,077)	(14,352)

Total shareholders’ equity	263,308	261,880

Total liabilities and shareholders’ equity	$1,935,941	$1,944,780

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended
	March 31,

	2002	2001

	(Dollars in thousands, except per share data)

Interest income
Loans	$26,974	$18,074

Loans held for sale	114	—

Mortgage-related securities:

Available for sale	889	1,464

Held to maturity	1,250	1,782

Marketable securities:

Trading	33	31

Available for sale	951	1,332

Held to maturity	17	13

Margin accounts	220	668

FHLB stock dividend	208	246

Other interest-earning assets	607	428

Total interest income	31,263	24,038

Interest expense

Deposits	12,108	10,284

Other borrowed funds	2,785	1,397

Total interest expense	14,893	11,681

Net interest income	16,370	12,357

Provision for loan losses	696	330

Net interest income after provision for loan losses	15,674	12,027

Noninterest income

Brokerage commissions	3,382	3,591

Service fees and other charges	1,898	1,919

Underwriting and investment banking fees	33	63

Net gains (losses):

Mortgage-related securities	—	92

Marketable securities	582	245

Trading securities	23	(411)

Loans sold	776	25

Other	(1)	(9)

Other income	1,065	273

Total noninterest income	7,758	5,788

Noninterest expenses

Salaries and employee benefits	9,723	7,864

Occupancy	673	573

Equipment and data processing	1,819	1,619

Franchise tax	506	510

Advertising	393	551

Amortization of core deposit intangible	638	—

Other expenses	1,735	1,662

Total noninterest expenses	15,487	12,779

Income before income taxes	7,945	5,036

Income taxes	2,868	1,834

Net income before extraordinary items	5,077	3,202

Extraordinary items

Early extinguishment of debt (net of tax of $443)	822	—

Net income	$4,255	$3,202

Earnings per share:

Basic and diluted before extraordinary items	$0.16	$0.10

Basic and diluted	$0.13	$0.10

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,

	2002	2001

	(In thousands)
Net income	$4,255	$3,202

Unrealized holding (losses) gains arising during the period, net of tax effect of $(176) and $596, respectively	(328)	1,286

Reclassification adjustment for (gains) included in net income, net of tax effect of $(204) and $(97), respectively	(378)	(180)

Comprehensive income	$3,549	$4,308

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,

	2002	2001

	(Dollars in thousands)

Cash Flows from Operating Activities:

Net income	$4,255	$3,202

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Provision for loan loss allowances	696	330

Net gains	(1,358)	(353)

Accretion of discounts	(25)	(241)

Depreciation	529	513

ESOP compensation	553	486

Amortization of restricted stock compensation	469	416

FHLB stock dividends	(208)	(246)

Decrease (increase) in trading securities	1,838	(35)

Decrease in margin accounts	672	4,011

Increase in interest receivable	(846)	(521)

Decrease (increase) in prepaid and other assets	7,285	(3,645)

(Decrease) increase in interest payable	(28)	679

Decrease in loans held for sale	13,382	—

Increase in other liabilities	(2,572)	(1,663)

Net cash provided by operating activities	24,642	2,933

Cash Flows from Investing Activities:

Proceeds from principal repayments and maturities of:

Mortgage-related securities held to maturity	8,661	5,584

Mortgage-related securities available for sale	12,118	6,833

Marketable securities held to maturity	—	400

Marketable securities available for sale	11,000	18,503

Proceeds from sale of:

Mortgage-related securities held to maturity	—	1,454

Mortgage-related securities available for sale	—	7,784

Marketable securities available for sale	4,571	6,438

Loans	53,278	1,330

Real estate owned	152	—

Fixed assets	18	—

Purchases of:

Marketable securities available for sale	(54,296)	(5,023)

Marketable securities held to maturity	(500)	(382)

Mortgage-related securities available for sale	—	(19,505)

Net principal disbursed on loans	(88,950)	(51,326)

Loans purchased	(5,450)	(900)

Purchases of premises and equipment	(606)	(538)

Other	—	87

Net cash used in investing activities	(60,004)	(29,261)

Cash Flows from Financing Activities:

Net increase in NOW, savings and money market accounts	23,220	5,738

Net increase in certificates of deposit	13,046	33,542

Net decrease in advance payments by borrowers for taxes and insurance	(2,393)	(1,588)

Proceeds from FHLB advances	1,239	—

Repayment of FHLB advances	(40,001)	—

Net change in other borrowed funds	(5,808)	24,199

Dividends paid	(2,419)	(2,522)

Purchase of treasury stock	(725)	(7,036)

Net cash (used in) provided by financing activities	(13,841)	52,333

(Decrease) increase in cash and cash equivalents	(49,203)	26,005

Cash and cash equivalents, beginning of period	205,883	45,972

Cash and cash equivalents, end of period	$156,680	$71,977

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest on deposits and borrowings	$14,921	$11,159

Income taxes	380	101

Supplemental schedule of noncash activities:

Transfers from loans to real estate owned	879	87

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. Home Savings has 29 full service offices located throughout Mahoning, Columbiana, Trumbull, Huron, Sandusky, Ashland, Seneca, Erie, Hancock and Richland Counties and four loan production offices in the Cleveland, Canton, Stow and Mentor areas in northeastern Ohio. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for three wholly owned subsidiaries: Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Through these subsidiaries, Butler Wick’s business includes investment brokerage services, which it has conducted for over 70 years, and a network of integrated financial services, including asset management, trust and estate services, public finance and insurance. Butler Wick and its subsidiaries have ten full service offices and two trust offices throughout northeastern Ohio and western Pennsylvania.

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

The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, contained in United Community’s Form 10-K for the year ended December 31, 2001.

2. SALE OF MORTGAGE-RELATED SECURITIES

There were no sales of mortgage-related securities held to maturity during the three months ended March 31, 2002. During the three months ended March 31, 2001, Home Savings sold approximately $1.5 million of mortgage-related securities held to maturity with outstanding balances less than 15% of the principal outstanding at acquisition. A gain of approximately $61,000 was recorded on the sale.

3. SEGMENT INFORMATION

Statement of Financial Accounting Standard (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires financial disclosure and descriptive information about reportable operating segments based on how chief decision-makers manage the business. United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and corporate banking services. Investment advisory services provide investment brokerage and a network of integrated financial services. Condensed statements of income and selected financial information by operating segment for the three months ended March 31, 2002 and 2001 are as follows:

Three Months Ended March 31, 2002

	Retail	Investment
	Banking	Advisory Services	Eliminations	Total

		(In thousands)

Interest income	$31,448	$266	$(451)	$31,263

Interest expense	15,283	61	(451)	14,893

Provision for loan loss	696	—	—	696

Net interest income after provision for loan loss	15,469	205	—	15,674

Non-interest income	3,011	4,747	—	7,758

Non-interest expense	10,366	5,121	—	15,487

Income before tax	8,114	(169)	—	7,945

Income tax expense	2,926	(58)	—	2,868

Net income before extraordinary items	5,188	(111)	—	5,077

Extraordinary items:

Early extinguishment of debt (net of tax of $443)	822	—	—	822

Net income	$4,366	$(111)	$—	$4,255

Three months ended March 31, 2001

	Retail	Investment
	Banking	Advisory Services	Eliminations	Total

		(In thousands)

Interest income	$24,048	$721	$(731)	$24,038

Interest expense	12,062	350	(731)	11,681

Provision for loan loss	330	—	—	330

Net interest income after provision for loan loss	11,656	371	—	12,027

Non-interest income	763	5,025	—	5,788

Non-interest expense	7,906	4,873	—	12,779

Income before tax	4,513	523	—	5,036

Income tax	1,648	186	—	1,834

Net income	$2,865	$337	$—	$3,202

4. EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and restricted stock awards. No shares of common stock were anti-dilutive for the period ended March 31, 2002. 638,483 shares of common stock were excluded from the diluted earnings per share calculation for the period ended March 31, 2001, as they were anti-dilutive.

	Three Months Ended
	March 31,
	2002	2001

	(In thousands,
	except per share data)

Income before extraordinary item	$5,077	$3,202

Extraordinary item, net of tax	822	—

Net income applicable to common stock	$4,255	$3,202

Weighted average common shares outstanding	31,951	32,671

Dilutive effect of restricted stock	141	143

Dilutive effect of stock options	120	1

Weighted average common shares outstanding for diluted earnings computation	32,212	32,815

Earnings per share before extraordinary item

Basic	$0.16	$0.10

Diluted	$0.16	$0.10

Earnings per share

Basic	$0.13	$0.10

Diluted	$0.13	$0.10

5. NEW ACCOUNTING STANDARDS

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting for such assets arising from prior and future business combinations. Upon adopting this Statement, goodwill arising from business combinations is no longer amortized, but assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other intangible assets, such as core deposit intangible assets, continue to be amortized over their estimated useful lives. United Community adopted this Statement on January 1, 2002. Management evaluated goodwill for impairment in the first quarter of 2002 and determined that it was not impaired. United Community had goodwill of $21.9 million and core deposit intangible assets of $5.7 million as of March 31, 2002.

6. ACQUISITIONS

On April 1, 2002, United Community acquired all of the capital stock of Potters Financial Corporation, the holding company for Potters Bank, an Ohio-chartered state savings bank. Potters Bank was merged into Home Savings. Home Savings will account for the acquisition as a purchase and will include Potters’ results of operations from the effective date of the acquisition in its 2002 financial statements. At March 31, 2002, Potters had total assets of $126.9 million and total deposits of $113.0 million. Based on Potters 991,546 outstanding shares, the acquisition was valued at $23.6 million, which was paid in cash.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the
	Three Months Ended
	March 31,	March 31,
Selected financial ratios and other data: (1)	2002	2001

Performance ratios:

Return on average assets (2)	0.87%	0.98%

Return on average equity (3)	6.42%	4.89%

Interest rate spread (4)	3.01%	2.92%

Net interest margin (5)	3.50%	3.90%

Noninterest expense to average assets	3.17%	3.91%

Efficiency ratio (6)	63.13%	70.20%

Average interest-earning assets to average interest-bearing liabilities	115.55%	126.48%

Capital ratios:

Average equity to average assets	13.58%	20.03%

Equity to assets, end of period	13.60%	18.98%

Tangible capital (7)	9.28%	14.05%

Core capital (7)	9.28%	14.05%

Risk-based capital (7)	14.84%	23.60%

Asset quality ratios:

Nonperforming loans to total loans at end of period (8)	0.76%	0.66%

Nonperforming assets to average assets (9)	0.62%	0.50%

Nonperforming assets to total assets at end of period	0.63%	0.48%

Allowance for loan losses as a percent of loans	0.82%	0.73%

Allowance for loan losses as a percent of nonperforming loans (8)	109.91%	111.59%

Per share data:

Basic earnings per share before extraordinary item (10)	$0.16	$0.10

Diluted earnings per share before extraordinary item (10)	$0.16	$0.10

Basic earnings per share (10)	$0.13	$0.10

Diluted earnings per share (10)	$0.13	$0.10

Dividends per share	$0.075	$0.075

Book value per share (11)	$7.40	$7.10

Office data

Number of full service banking offices	29	17

Number of loan production offices	4	4

Number of full service brokerage offices	10	10

Number of trust offices	2	2

(1)	Ratios for the three month period are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Home Savings only.

(8)	Nonperforming loans consist of nonaccrual loans and restructured loans.

(9)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

(10)	Net income divided by average number of shares outstanding.

(11)	Equity divided by number of shares outstanding.

Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to United Community or its management are intended to identify such forward looking statements. United Community’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Total assets decreased $8.8 million, or 0.5%, to $1.9 billion at March 31, 2002 compared to December 31, 2001. The primary reason for the decrease in total assets consisted of decreases in cash and cash equivalents of $49.2 million, loans held for sale of $13.4 million and other assets of $6.2 million. These decreases, along with an increase in deposits, were used to fund increases in loans and securities and a decrease in borrowed funds.

Net loans increased $40.5 million, or 2.9%, to $1.45 billion at March 31, 2002, compared to $1.41 billion at December 31, 2001. Real estate loans increased $24.3 million and commercial loans increased $16.3 million. These increases were partially offset by a $1.2 million decrease in consumer loans. Home Savings is expecting growth in all loan categories, which will increase the risk of loan losses. Non-residential real estate lending and commercial lending are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of businesses and income-producing properties.

United Community has become active in the secondary market for mortgage loans through it subsidiary Home Savings. Loans held for sale decreased $13.4 million, or 66.3%, to $6.8 million at March 31, 2002 compared to $20.2 million at December 31, 2001. Home Savings will continue to sell loans going forward as a part of its strategic plan.

Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds and marketable and mortgage-related securities available for sale. Cash and deposits with banks increased $17.3 million, or 48.6%, to $52.9 million at March 31, 2002 compared to $35.6 million at December 31, 2001, primarily as a result of an increase of funds to fund the purchase of Potters Financial Corporation. Federal funds sold and other overnight funds decreased $66.5 million, or 39.0%, to $103.8 million at March 31, 2002 from $170.3 million at December 31, 2001. Securities available for sale, which include both marketable and mortgage-related securities, increased $26.7 million, or 22.6%, since December 31, 2001. Securities held to maturity, which also consist of both marketable securities and mortgage-related securities, decreased $8.1 million, or 10.0%, since December 31, 2001. Trading securities, which consist of marketable securities, decreased $1.8 million, or 22.0%, to $6.5 million at March 31, 2002. The net decrease in overnight funds, along with an increase in deposits, was primarily used to fund increases in net loans, securities and the decrease in other borrowed funds. Securities available for sale, in conjunction with overnight funds, enable United Community to utilize excess funds while providing a great deal of liquidity and flexibility as United Community pursues other investment opportunities.

Nonperforming assets, which include nonaccrual and restructured loans and real estate owned, decreased approximately $814,000, or 6.3%, to $12.1 million at March 31, 2002 from $12.9 million at December 31, 2001, primarily due to loans either becoming current or being paid off. At March 31, 2002, total nonaccrual and restructured loans accounted for 0.76% of net loans receivable, compared to 0.89% at December 31, 2001. Total nonperforming assets were 0.63% of total assets as of March 31, 2002 and 0.67% as of December 31, 2001.

Other assets declined $6.2 million, or 52.0%, to $5.8 million at March 31, 2002 compared to $12.0 million at December 31, 2001. The primary reason for the decrease is a receipt of funds from Freddie Mac in the first quarter of 2002 as a result of a receivable from Freddie Mac at year end.

Total deposits increased $35.7 million from $1.38 billion at December 31, 2001 to $1.42 billion at March 31, 2002. The increase was due to a $14.2 million increase in checking accounts, a $13.0 million increase in certificates of deposit and a $8.9 million increase in savings accounts. The increases in certificates of deposit and checking accounts were primarily due to Home Savings competitively pricing these products.

Other borrowed funds decreased $44.9 million to $226.7 million at March 31, 2002 compared to $271.6 million at December 31, 2001. The decrease was primarily due to the maturity of borrowings from the Federal Home Loan Bank (FHLB) and early extinguishment of FHLB debt. As of March 31, 2002, $188.0 million of the other borrowed funds consisted of long-term FHLB advances. The remaining funds consist of a revolving line of credit and other short-term borrowings.

Shareholders’ equity increased $1.4 million, or 0.5%, to $263.3 million at March 31, 2002 from $261.9 million at December 31, 2001. The increase was primarily due to earnings for the quarter, which was offset by quarterly dividends of $0.075 per share and treasury stock purchases. Book value per share was $7.40 as of March 31, 2002.

Comparison of Operating Results for the Three Months Ended
March 31, 2002 and March 31, 2001

Net Income. Net income for the three months ended March 31, 2002 was $4.3 million, or $0.13 per diluted share, compared to net income of $3.2 million, or $0.10 per diluted share, for the three months ended March 31, 2001. Net interest income increased $4.0 million and noninterest income increased $2.0 million, which were offset by a $2.7 million increase in noninterest expense and a $366,000 increase in the provision for loan losses. United Community acquired Industrial Bancorp in the third quarter of 2001, which is partially attributable to the increases in 2002. United Community’s annualized return on average assets and return on average equity were 0.87% and 6.42%, respectively, for the three months ended March 31, 2002. The annualized return on average assets and return on average equity for the comparable period in 2001 were 0.98% and 4.89%, respectively.

Net Interest Income. Net interest income increased $4.0 million, or 32.5%, for the three months ended March 31, 2002, compared to the first quarter of 2001. The increase is primarily due to an increase in interest income on loans of $8.9 million as a result of a higher loan volume and loans acquired from Industrial. This increase was partially offset by increases of $1.8 million and $1.4 million in interest expense on deposits and other borrowed funds, respectively, and decreases of $1.5 million and $448,000 in interest earned on securities and margin accounts, respectively.

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Due to growth in the loan portfolio, the acquisition of Industrial Bancorp, the current economic conditions and loans being originated in new market areas, the provision for loan loss allowances was $696,000 for the first quarter of 2002 compared to a $330,000 provision booked in the first quarter of 2001. Home Savings anticipates additional growth in the loan portfolio which may have further impact on the loan loss provision in the future. Home Savings’ allowance for loan losses totaled $12.0 million at March 31, 2002, which was 0.82% of total loans, compared to 0.73% at March 31, 2001.

Noninterest Income. Noninterest income increased $2.0 million, or 34.0%, from $5.8 million for the three months ended March 31, 2001, to $7.8 million for the three months ended March 31, 2002. Since Anthem is Home Savings’ health care provider, Home Savings received shares of Anthem stock through the demutualization of Anthem, Inc. and subsequently sold the stock. To recognize the receipt, other income was increased by $847,000. To recognize the subsequent sale of the stock, a gain of $476,000 was recognized on the sale of marketable securities. In addition to these transactions, increases in the gains recognized on loans sold and trading securities of $751,000 and $434,000, respectively, also contributed to the increase in noninterest income. A decrease in brokerage commissions of $209,000 partially offset these increases.

Noninterest Expense. Total noninterest expense increased $2.7 million, or 21.2%, to $15.5 million for the three months ended March 31, 2002, from $12.8 million for the three months ended March 31, 2001. The primary reasons for the increase are increases of $1.9 million in salaries and employee benefits primarily as a result of the acquisition of Industrial and $638,000 in the amortization of the core deposit intangible from the acquisition of Industrial.

Federal Income Taxes. The provision for federal income taxes increased $1.0 million for the three months ended March 31, 2002, compared to the three months ended March 31, 2001 due to higher pre-tax income in 2002. The effective tax rates were 36.1% and 36.4% for the three months ended March 31, 2002 and 2001, respectively.

Extraordinary Items. Extraordinary items increased $822,000, net of tax, from December 31, 2001 to March 31, 2002. In 2002, United Community established that it was advantageous to extinguish debt early and incur associated fees due to current economic conditions and cash inflow from loans sold. In accordance with generally accepted accounting principles, United Community recognized the associated fees, net of tax, as an extraordinary item.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEET

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the months ended March 31, 2002 and March 31, 2001. Average balance calculations were based on daily balances.

			Three Months Ended March 31,

		2002			2001

	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate

			(In thousands)

Interest-earning assets:

Net loans (1)	$1,428,867	$26,974	7.55%	$895,727	$18,074	8.07%

Net loans held for sale	15,852	114	2.88%	0	0	0.00%

Mortgage-related securities:

Available for sale	61,547	889	5.78%	93,259	1,464	6.28%

Held to maturity	74,616	1,250	6.70%	104,674	1,782	6.81%

Marketable securities:

Trading	7,726	33	1.71%	6,160	31	2.01%

Available for sale	92,278	951	4.12%	89,048	1,332	5.98%

Held to maturity	1,726	17	3.94%	880	13	5.91%

Margin accounts	20,440	220	4.31%	32,874	668	8.13%

FHLB stock	18,767	208	4.43%	13,798	247	7.16%

Other interest-earning assets	146,902	607	1.65%	31,788	427	5.37%

Total interest-earning assets	1,868,721	31,263	6.69%	1,268,208	24,038	7.58%

Noninterest-earning assets	83,909			40,544

Total assets	$1,952,630			$1,308,752

Interest-bearing liabilities:

NOW and money market accounts	$262,795	$1,633	2.49%	$146,197	$1,077	2.95%

Savings accounts	260,936	1,345	2.06%	198,712	1,111	2.24%

Certificates of deposit	839,288	9,130	4.35%	553,389	8,096	5.85%

Other borrowed funds	254,272	2,785	4.38%	104,430	1,397	5.35%

Total interest-bearing liabilities	1,617,291	14,893	3.68%	1,002,728	11,681	4.66%

Noninterest-bearing liabilities	70,254			43,920

Total liabilities	1,687,545			1,046,648

Equity	265,085			262,104

Total liabilities and equity	$1,952,630			$1,308,752

Net interest income and Interest rate spread		$16,370	3.01%		$12,357	2.92%

Net interest margin			3.50%			3.90%

Average interest-earning assets to average interest-bearing liabilities			115.55%			126.48%

(1)	Nonaccrual loans are included in the average balance.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

A comprehensive qualitative and quantitative analysis regarding Home Savings’ market risk was disclosed in United Community’s 2001 Annual Report under the caption “Asset and Liability Management and Market Risk.” No material change in the methodology or results has occurred.

PART II. OTHER INFORMATION

UNITED COMMUNITY FINANCIAL CORP.

Items 1, 2, 3, 4 and 5 — Not applicable

Item 6 — Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit
Number	Description

3.1 3.2	Articles of Incorporation Amended Code of Regulations

b. Reports on Form 8-K

On January 23, 2002, United Community filed an 8-K under Item 5, Other Events, disclosing operating results for the quarter ended December 31, 2001.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date:	May 13, 2002	/s/ Douglas M. McKay

Douglas M. McKay, President

Date:	May 13, 2002	/s/ Patrick A. Kelly

Patrick A. Kelly, Treasurer

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.1

Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission (SEC), Exhibit 3.1.

Exhibit 3.2

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, Exhibit 3.2.