Form 10-Q
period 2002-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2002-08-14
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number 0-24399

UNITED COMMUNITY FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1856319 (IRS Employer Identification Number)

275 Federal Plaza West Youngstown, Ohio (Address of principal executive offices)	44503-1203 (Zip Code)

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

35,362,842 common shares as of July 31, 2002

		PAGE

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

	Consolidated Statements of Financial Condition as of June 30, 2002 and December 31, 2001	1

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2002 and 2001	2

	Consolidated Statement of Comprehensive Income for the Three and Six Months Ended June 30, 2002	3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2001	4

	Notes to Consolidated Financial Statements	5 - 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Part II. OTHER INFORMATION		18

Signatures		19

Exhibits		20

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(unaudited)

	June 30,	December 31,
	2002	2001

	(Dollars in thousands)
Assets:

Cash and deposits with banks	$38,154	$35,588

Federal funds sold and other	104,187	170,296

Total cash and cash equivalents	142,341	205,884

Marketable securities:

Trading (amortized cost of $5,032 and $8,352, respectively)	5,033	8,352

Available for sale (amortized cost of $85,893 and $49,960, respectively)	86,698	51,081

Held to maturity (fair value of $2,105 and $1,695, respectively)	2,096	1,698

Mortgage-related securities:

Available for sale (amortized cost of $72,776 and $66,033, respectively)	73,992	67,069

Held to maturity (fair value of $65,267 and $80,644, respectively)	62,983	78,798

Loans, net (including allowance for loan losses of $14,365 and $11,480, respectively)	1,506,212	1,406,479

Loans held for sale, net	6,417	20,192

Margin accounts	17,228	20,979

Federal Home Loan Bank stock	20,586	18,760

Premises and equipment	19,349	17,481

Accrued interest receivable	10,430	9,575

Real estate owned	1,167	477

Goodwill	33,583	19,664

Identified intangible assets	6,041	6,312

Other assets	12,504	11,979

Total assets	$2,006,660	$1,944,780

Liabilities and Shareholders’ Equity

Liabilities:

Deposits	$1,518,992	$1,383,418

Other borrowed funds	195,354	271,631

Advance payments by borrowers for taxes and insurance	4,548	5,760

Accrued interest payable	1,937	2,983

Accrued expenses and other liabilities	19,057	19,108

Total liabilities	1,739,888	1,682,900

Shareholders’ Equity:

Preferred stock-no par value; 1,000,000 shares authorized and unissued at June 30, 2002	—	—

Common stock-no par value; 499,000,000 shares authorized; 37,734,780 and 37,754,086 shares issued, respectively	137,038	136,903

Retained earnings	166,335	160,915

Accumulated other comprehensive income	1,313	1,402

Unearned stock compensation	(21,162)	(22,988)

Treasury stock, at cost; 2,381,938 and 2,086,500 shares, respectively	(16,752)	(14,352)

Total shareholders’ equity	266,772	261,880

Total liabilities and shareholders’ equity	$2,006,660	$1,944,780

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)

Interest income

Loans	$28,984	$19,399	$55,958	$37,472

Loans held for sale	95	—	209	—

Mortgage-related securities:

Available for sale	854	1,412	1,743	2,876

Held to maturity	1,118	1,652	2,369	3,434

Marketable securities:

Trading	28	34	61	65

Available for sale	792	1,022	1,743	2,355

Held to maturity	20	13	36	26

Margin accounts	214	455	433	1,123

FHLB stock dividend	241	254	449	500

Other interest-earning assets	252	404	859	832

Total interest income	32,598	24,645	63,860	48,683

Interest expense

Deposits	11,601	10,717	23,709	21,001

Other borrowed funds	2,125	1,527	4,910	2,923

Total interest expense	13,726	12,244	28,619	23,924

Net interest income	18,872	12,401	35,241	24,759

Provision for loan losses	532	250	1,228	580

Net interest income after provision for loan losses	18,340	12,151	34,013	24,179

Noninterest income

Brokerage commissions	3,677	3,421	7,059	7,012

Service fees and other charges	2,016	1,848	3,914	3,767

Underwriting and investment banking fees	138	321	171	383

Net gains (losses):

Mortgage-related securities	45	48	45	140

Marketable securities	22	—	604	246

Trading securities	(361)	216	(338)	(195)

Loans sold	2,673	55	3,449	81

Other	(165)	14	(165)	5

Other income	327	195	1,391	468

Total noninterest income	8,372	6,118	16,130	11,907

Noninterest expenses

Salaries and employee benefits	9,947	8,534	19,670	16,399

Occupancy	878	621	1,550	1,194

Equipment and data processing	2,165	1,775	3,984	3,394

Franchise tax	493	504	999	1,014

Advertising	886	436	1,280	987

Amortization of core deposit intangible	601	—	1,239	—

Other expenses	2,395	1,682	5,394	3,343

Total noninterest expenses	17,365	13,552	34,116	26,331

Income before income taxes	9,347	4,717	16,027	9,755

Income taxes	3,350	1,779	5,775	3,614

Net income	$5,997	$2,938	$10,252	$6,141

Earnings per share:

Basic and diluted	$0.19	$0.09	$0.32	$0.19

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,

	2002	2001

	(In thousands)
Net income	$5,997	$2,938

Unrealized holding gains arising during the period, net of tax effect of $341 and $34, respectively	631	96

Reclassification adjustment for gains included in net income, net of tax effect of $(8) and $(17), respectively	(14)	(31)

Comprehensive income	$6,614	$3,003

	Six Months Ended June 30,

	2002	2001

	(In thousands)
Net income	$10,252	$6,141

Unrealized holding gains arising during the period, net of tax effect of $164 and $631, respectively	304	1,383

Reclassification adjustment for gains included in net income, net of tax effect of $(211) and $(114), respectively	(393)	(211)

Comprehensive income	$10,163	$7,313

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2002	2001

	(Dollars in thousands)
Cash Flows from Operating Activities:

Net income	$10,252	$6,141

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Provision for loan loss allowances	1,228	580

Net gains	(3,933)	(472)

Amortization of premiums (accretion of discounts)	469	(492)

Depreciation	1,304	1,070

ESOP compensation	1,166	972

Amortization of restricted stock compensation	795	834

FHLB stock dividends	(449)	(500)

Decrease (increase) in trading securities	3,319	(830)

Decrease in margin accounts	3,751	6,789

Increase in interest receivable	(88)	(199)

Decrease (increase) in prepaid and other assets	396	(1,959)

(Decrease) increase in interest payable	(1,140)	1,383

Decrease in loans held for sale	13,775	—

Decrease in other liabilities	(5,303)	(1,161)

Net cash provided by operating activities	25,542	12,156

Cash Flows from Investing Activities:

Proceeds from principal repayments and maturities of:

Mortgage-related securities held to maturity	15,001	12,488

Mortgage-related securities available for sale	19,131	16,106

Marketable securities held to maturity	100	500

Marketable securities available for sale	14,000	51,744

Proceeds from sale of:

Mortgage-related securities held to maturity	932	1,454

Mortgage-related securities available for sale	—	15,839

Marketable securities available for sale	7,550	6,438

Loans	191,394	6,370

Real estate owned	814	—

Fixed assets	17	—

Purchases of:

Marketable securities available for sale	(54,410)	(8,581)

Marketable securities held to maturity	(500)	(585)

Mortgage-related securities available for sale	(26,003)	(27,555)

Net cash paid for acquisition	(13,729)	—

Net principal disbursed on loans	(164,643)	(176,354)

Loans purchased	(13,568)	(1,350)

Purchases of premises and equipment	(1,492)	(1,173)

Other	—	360

Net cash used in investing activities	(25,406)	(104,299)

Cash Flows from Financing Activities:

Net (decrease) increase in NOW, savings and money market accounts	(7,478)	17,726

Net increase in certificates of deposit	30,449	49,329

Net decrease in advance payments by borrowers for taxes and insurance	(1,446)	(117)

Proceeds from FHLB advances and other long term debt	1,239	100,000

Repayment of FHLB advances and other long term debt	(65,013)	—

Net change in other borrowed funds	(14,197)	23,146

Dividends paid	(4,831)	(4,960)

Proceeds from the exercise of stock options	163	—

Purchase of treasury stock	(2,565)	(9,437)

Net cash (used in) provided by financing activities	(63,679)	175,687

(Decrease) increase in cash and cash equivalents	(63,543)	83,544

Cash and cash equivalents, beginning of period	205,884	45,972

Cash and cash equivalents, end of period	$142,341	$129,516

Supplemental disclosures of cash flow information:

Cash paid during the period for:

Interest on deposits and borrowings	$29,665	$22,541

Income taxes	2,423	3,105

Supplemental schedule of noncash activities:

Transfers from loans to real estate owned	1,388	336

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. Home Savings has 33 full service offices and five loan production offices throughout northern Ohio and western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for three wholly owned subsidiaries: Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Through these subsidiaries, Butler Wick’s business includes investment brokerage services, which it has conducted for over 70 years, and a network of integrated financial services, including asset management, trust and estate services, public finance and insurance. Butler Wick and its subsidiaries have ten full service offices and two trust offices throughout northeastern Ohio and western Pennsylvania.

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

The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, contained in United Community’s Form 10-K for the year ended December 31, 2001.

2. SALE OF MORTGAGE-RELATED SECURITIES

During the six months ended June 30, 2002, Home Savings sold approximately $932,000 of mortgage-related securities held to maturity with outstanding balances less than 15% of the principal outstanding at acquisition. A gain of approximately $45,000 was recorded on the sale. During the six months ended June 30, 2001, Home Savings sold approximately $1.5 million of mortgage-related securities held to maturity with outstanding balances less than 15% of the principal outstanding at acquisition. A gain of approximately $61,000 was recorded on the sale.

3. MORTGAGE BANKING ACTIVITIES

Loans serviced for others, which are not reported as assets, totaled $332.4 million at June 30, 2002.

There were no capitalized mortgage servicing rights as of June 30, 2001. Activity for capitalized mortgage servicing rights in 2002 was as follows:

(In thousands)
Balance, beginning of year	$1,605

Additions	1,738

Amortized to expense	(299)

Recovery of impairment	22

Balance, end of period	$3,066

4. SECURITIZATIONS

During 2002, $107.9 million in residential mortgage loans were sold in securitization transactions. The securities received in these transactions were then immediately sold. A gain of $2.0 million was recorded on the sale. Home Savings retained servicing responsibilities for the loans, for which it receives annual servicing fees approximating 0.25% of the outstanding balance of the loans.

Approximately $33.9 million of the loans sold had loan to value ratios greater than 80 percent and did not have mortgage insurance coverage on the delivery date. These loans were sold with recourse to Home Savings. The recourse obligation will terminate for each loan on June 30, 2004, provided that on that date, the loan is not 30 days or more delinquent. If this criteria is not met, the recourse obligation on that loan will continue until such time as the loan becomes and remains current for a period of 12 consecutive scheduled monthly payments from the date of the last delinquency. Home Savings reduced the recorded gain from the securitization by the fair value of the recourse obligation.

During 2002, Home Savings securitized one-to-four family residential mortgage loans and retained the rights to service those loans. An analysis of the activity in securitizations serviced by Home Savings during 2002 follows:

(Dollars in 000's)
Balance at December 31, 2001

Principal balance of loans	$102,487

Amortized cost of servicing rights	929

Servicing rights as a % of principal	0.91%

New securitizations during the year

Principal balance of loans	$107,897

Fair value of servicing rights	1,215

Servicing rights as a % of principal	1.14%

Principal payments received on loans securitized	14,986

Balance at June 30, 2002

Principal balance of loans	$195,398

Amortized cost of servicing rights	1,772

Servicing rights as a % of principal	0.91%

Other information at end of period

Weighted average rate	7.02%

Weighted average maturity in months	296

Fair value assumptions

Discount rate	8.00%

Weighted average prepayment assumptions	216 PSA

Anticipated delinquency	1.00%

Cash flows from all securitizations of mortgage loans were as follows in 2002:

Securitization proceeds	$108,895

Servicing fees received	122

In the securitization transactions, Home Savings retained residual interests in the form of servicing assets. The servicing assets represent the allocated value of retained servicing rights on the loans securitized. The following table indicates how fair value might decline if the assumptions changed unfavorably in two different magnitudes:

Fair value at June 30, 2002	$2,012

Weighted average life (in months)	80

Projected fair value based on:

Increase in PSA of 50	$1,835

Increase in PSA of 100	1,691

The effect of adverse changes is hypothetical and should not be extrapolated to other changes as the effects are not linear.

5. SEGMENT INFORMATION

Statement of Financial Accounting Standard (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires financial disclosure and descriptive information about reportable operating segments based on how chief decision-makers manage the business. United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and corporate banking services. Investment advisory services provide investment brokerage and a network of integrated financial services. Condensed statements of income and selected financial information by operating segment for the three and six months ended June 30, 2002 and 2001 are as follows:

Three Months Ended June 30, 2002

		Investment Advisory
	Retail Banking	Services	Eliminations	Total

	(In thousands)
Interest income	$32,793	$256	$(451)	$32,598

Interest expense	14,133	44	(451)	13,726

Provision for loan loss	532	—	—	532

Net interest income after provision for loan loss	18,128	212	—	18,340

Non-interest income	3,201	5,171	—	8,372

Non-interest expense	12,462	4,903	—	17,365

Income before tax	8,867	480	—	9,347

Income tax expense	3,181	169	—	3,350

Net income	$5,686	$311	$—	$5,997

Three months ended June 30, 2001

		Investment Advisory
	Retail Banking	Services	Eliminations	Total

	(In thousands)
Interest income	$24,741	$510	$(606)	$24,645

Interest expense	12,645	205	(606)	12,244

Provision for loan loss	250	—	—	250

Net interest income after provision for loan loss	11,846	305	—	12,151

Non-interest income	1,137	4,981	—	6,118

Non-interest expense	8,023	5,529	—	13,552

Income before tax	4,960	(243)	—	4,717

Income tax expense (benefit)	1,858	(79)	—	1,779

Net income (loss)	$3,102	$(164)	$—	$2,938

Six Months Ended June 30, 2002

		Investment Advisory
	Retail Banking	Services	Eliminations	Total

	(In thousands)
Interest income	$64,240	$521	$(901)	$63,860

Interest expense	29,415	105	(901)	28,619

Provision for loan loss	1,228	—	—	1,228

Net interest income after provision for loan loss	33,597	416	—	34,013

Non-interest income	6,212	9,918	—	16,130

Non-interest expense	24,093	10,023	—	34,116

Income before tax	15,716	311	—	16,027

Income tax expense	5,664	111	—	5,775

Net income	$10,052	$200	$—	$10,252

Six months ended June 30, 2001

		Investment Advisory
	Retail Banking	Services	Eliminations	Total

	(In thousands)
Interest income	$48,789	$1,231	$(1,337)	$48,683

Interest expense	24,707	554	(1,337)	23,924

Provision for loan loss	580	—	—	580

Net interest income after provision for loan loss	23,502	677	—	24,179

Non-interest income	1,901	10,006	—	11,907

Non-interest expense	15,928	10,403	—	26,331

Income before tax	9,475	280	—	9,755

Income tax expense	3,507	107	—	3,614

Net income	$5,968	$173	$—	$6,141

6. EARNINGS PER SHARE

         Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and restricted stock awards. No shares of common stock were anti-dilutive for the period ended June 30, 2002. There were 638,483 shares of common stock excluded from the diluted earnings per share calculation for the period ended June 30, 2001, as they were anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

	(In thousands,		(In thousands,
	except per share data)		except per share data)
Net income applicable to common stock	$5,997	$2,938	$10,252	$6,141

Weighted average common shares outstanding	31,822	31,825	31,835	32,246

Dilutive effect of restricted stock	193	207	168	175

Dilutive effect of stock options	331	16	245	9

Weighted average common shares outstanding for dilutive computation	32,346	32,048	32,248	32,430

Earnings per share:

Basic	$0.19	$0.09	$0.32	$0.19

Diluted	$0.19	$0.09	$0.32	$0.19

7. NEW ACCOUNTING STANDARDS

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting for such assets arising from prior and future business combinations. Upon adopting this Statement, goodwill arising from business combinations is no longer amortized, but assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other intangible assets, such as core deposit intangible assets, continue to be amortized over their estimated useful lives. United Community adopted this Statement on January 1, 2002. Management evaluated goodwill for impairment in the first quarter of 2002 and determined that it was not impaired. United Community had goodwill of $33.6 million and core deposit intangible assets of $6.0 million as of June 30, 2002.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which amends SFAS No. 121 by addressing business segments accounted for as a discontinued operation under Accounting Principles Board Opinion No. 30. This Statement is effective for fiscal years beginning after December 15, 2001. The effect of this Statement on the financial position and results of operations of United Community is not expected to be material.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” which addresses the accounting for early extinguishment of debt. Upon adopting this Statement, any gains or losses from the early extinguishment of debt that do not meet specific criteria for classification as an extraordinary item are no longer classified as an extraordinary item and should be reclassified. United Community adopted this statement on April 1, 2002 and subsequently reclassified the loss on early extinguishment of debt, previously recognized as an extraordinary item, as an ordinary expense.

In July 2002, FASB issued SFAS No.146, “Obligations Associated with Disposal Activities.” This standard covers accounting for costs associated with exit or disposal activities, such as lease termination costs or employee severance costs. The Statement replaces EITF 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. It requires these costs to be recognized when they are incurred rather than at date of commitment to an exit or disposal plan. Management has not yet determined the impact of adopting this standard.

8. ACQUISITIONS

On April 1, 2002, United Community acquired all of the capital stock of Potters Financial Corporation, the holding company for Potters Bank, an Ohio-chartered state savings bank. Potters Bank was merged into Home Savings. The assets acquired consisted principally of loans and securities.

Home Savings accounted for the acquisition as a purchase and has included Potters’ results of operations from the effective date of the acquisition in its 2002 financial statements. Based on Potters 991,546 outstanding shares, the acquisition was valued at $22.2 million, which was paid in cash. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $11.7 million will be assessed for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

In connection with the acquisition, Home Savings acquired all of the equipment and other physical property of Potters Financial Corporation. Home Savings intends to continue to use the assets acquired in this transaction in the manner utilized by Potters Financial Corporation prior to the acquisition. Management believes the acquisition of Potters helped accomplish its strategic goal of geographic expansion by strengthening Home Savings presence in Columbiana County in Ohio and by venturing into Pennsylvania. Home Savings will be able to enhance the ability to compete in these markets by offering a new array of products, such as Internet banking, to Potters’ customers. The transaction is expected to be accretive to earnings.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

At April 1, 2002

(Dollars in thousands)
Cash and securities	$11,474

Loans, net	112,071

Premises and equipment	1,787

Goodwill	11,707

Core deposit intangible	968

Other assets	1,552

Total assets acquired	$139,559

Deposits	$113,791

Other borrowed funds	2,000

Other liabilities	1,534

Total liabilities assumed	$117,325

Net assets acquired	$22,234

The following summarized unaudited pro forma financial information for the six months ended June 30, 2002 and 2001 assumes the Potters Financial Corporation merger occurred as of January 1, 2001:

	June 30, 2002	June 30, 2001

	(In thousands, except per share data)
Net interest income after provision for loan losses	$34,544	$26,148

Net income	9,864	6,499

Diluted earnings per share	$0.31	$0.20

Pro forma excludes acquisition related charges.

RATIOS

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the		At or For the
	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
Selected financial ratios and other data: (1)	2002	2001	2002	2001

Performance ratios:

Return on average assets (2)	1.19%	0.86%	1.00%	0.92%

Return on average equity (3)	9.00%	4.55%	7.71%	4.72%

Interest rate spread (4)	3.54%	2.83%	3.21%	2.87%

Net interest margin (5)	3.95%	3.73%	3.63%	3.81%

Noninterest expense to average assets	3.43%	3.95%	3.34%	3.93%

Efficiency ratio (6)	60.51%	74.29%	64.18%	72.20%

Average interest-earning assets to average interest-bearing liabilities	114.10%	124.55%	114.25%	125.48%

Capital ratios:

Average equity to average assets	13.18%	18.79%	13.03%	19.39%

Equity to assets, end of period	13.29%	17.28%	13.29%	17.28%

Tangible capital (7)	8.67%	12.89%	8.67%	12.89%

Core capital (7)	8.67%	12.89%	8.67%	12.89%

Risk-based capital (7)	13.11%	21.46%	13.11%	21.46%

Asset quality ratios:

Nonperforming loans to total loans at end of period (8)	0.89%	0.62%	0.89%	0.62%

Nonperforming assets to average assets (9)	0.72%	0.50%	0.72%	0.51%

Nonperforming assets to total assets at end of period	0.73%	0.46%	0.73%	0.46%

Allowance for loan losses as a percent of loans	0.94%	0.67%	0.94%	0.67%

Allowance for loan losses as a percent of nonperforming loans (8)	106.64%	108.38%	106.64%	108.38%

Per share data:

Basic earnings per share (10)	$0.19	$0.09	$0.32	$0.19

Diluted earnings per share (10)	$0.19	$0.09	$0.32	$0.19

Dividends per share	$0.075	$0.075	$0.150	$0.150

Book value per share (11)	$7.55	$7.14	$7.55	$7.14

Office data

Number of full service banking offices	33	17	33	17

Number of loan production offices	5	4	5	4

Number of full service brokerage offices	10	10	10	10

Number of trust offices	2	2	2	2

(1)	Ratios for the three and six month periods are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Home Savings only.

(8)	Nonperforming loans consist of nonaccrual loans and restructured loans.

(9)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

(10)	Net income divided by average number of shares outstanding.

(11)	Equity divided by number of shares outstanding.

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

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets increased $61.9 million, or 3.2%, to $2.0 billion at June 30, 2002 compared to December 31, 2001, primarily as a result of acquiring $127.0 million from Potters Financial Corp. (Potters). United Community had increases of $99.7 million in net loans, $23.8 million in securities and $13.9 million in goodwill, which were partially offset by a $63.5 million decrease in cash and cash equivalents and a $13.8 million decline in loans held for sale. The asset growth was funded by a $135.6 million increase in deposits, which was partially offset by a $76.3 million decline in borrowed funds.

Net loans increased $99.7 million, or 7.1%, to $1.5 billion at June 30, 2002, compared to $1.4 billion at December 31, 2001, as a result of the Potters acquisition. Nonresidential and multifamily real estate loans increased $69.1 million, consumer loans increased $41.1 million, commercial loans increased $25.2 million and construction loans increased $18.2 million. These increases were partially offset by a $41.4 million decline in one-to four family real estate loans. The decline in one-to four family loans is due to the sale of approximately $107.9 million in fixed rate loans out of the portfolio, during the second quarter of 2002, to help reduce interest rate risk. The allowance for loan losses increased to $14.4 million at June 30, 2002 from $11.5 million at December 31, 2001, which includes a $1.9 million allowance as a result of the Potters acquisition. Home Savings is expecting growth in all loan categories, which will increase the risk of loan losses. Non-residential real estate lending and commercial lending are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of businesses and income-producing properties.

United Community has become active in the secondary market for mortgage loans through its subsidiary Home Savings. Loans held for sale decreased $13.8 million, or 68.2%, to $6.4 million at June 30, 2002 compared to $20.2 million at December 31, 2001. Home Savings will continue to sell loans going forward as a part of its strategic plan.

Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds and marketable and mortgage-related securities available for sale. Cash and deposits with banks increased $2.6 million, or 7.2%, to $38.2 million at June 30, 2002 compared to $35.6 million at December 31, 2001. Federal funds sold and other overnight funds decreased $66.1 million, or 38.8%, to $104.2 million at June 30, 2002 from $170.3 million at December 31, 2001. Securities available for sale, which include both marketable and mortgage-related securities, increased $42.5 million, or 36.0%, since December 31, 2001. Securities held to maturity, which also consist of both marketable securities and mortgage-related securities, decreased $15.4 million, or 19.2%, since December 31, 2001. Trading securities, which consist of marketable securities, decreased $3.3 million, or 39.7%, to $5.0 million at June 30, 2002. The net decrease in overnight funds, along with an increase in deposits, was primarily used to fund increases in net loans and securities and the decrease in other borrowed funds. Securities available for sale, in conjunction with overnight funds, enable United Community to utilize excess funds while providing a great deal of liquidity and flexibility as United Community pursues other investment opportunities.

Nonperforming assets, which include nonaccrual and restructured loans and real estate owned, increased approximately $1.7 million, or 13.1%, to $14.6 million at June 30, 2002 from $12.9 million at December 31, 2001, primarily due to loans being foreclosed and restructured. At June 30, 2002 and December 31, 2001, total nonaccrual and restructured loans accounted for 0.89% of net loans receivable. Total nonperforming assets were 0.72% of total assets as of June 30, 2002 and 0.67% as of December 31, 2001.

Total deposits increased $135.6 million from $1.4 billion at December 31, 2001 to $1.5 billion at June 30, 2002, primarily as a result of acquiring $113.0 million as a result of the Potters acquisition. The increase consisted of a $59.7 million increase in savings accounts, a $44.0 million increase in certificates of deposits and a $32.2 million increase in checking accounts.

Other borrowed funds decreased $76.3 million to $195.4 million at June 30, 2002 compared to $271.6 million at December 31, 2001. The decrease was primarily due to the maturity of borrowings from the Federal Home Loan Bank (FHLB) and early extinguishment of FHLB debt. As of June 30, 2002, $163.0 million of the other borrowed funds consisted of FHLB advances. The remaining funds consist of a revolving line of credit and other short-term borrowings.

Shareholders’ equity increased $4.9 million, or 1.9%, to $266.8 million at June 30, 2002 from $261.9 million at December 31, 2001. The increase was primarily due to earnings for the year, which were offset by quarterly dividends of $0.075 per share and treasury stock purchases. Book value per share was $7.55 as of June 30, 2002.

Comparison of Operating Results for the Three Months Ended
June 30, 2002 and June 30, 2001

Net Income. Net income for the three months ended June 30, 2002 was $6.0 million, or $0.19 per diluted share, compared to net income of $2.9 million, or $0.09 per diluted share, for the three months ended June 30, 2001. Net interest income increased $6.5 million and noninterest income increased $2.3 million and were partially offset by a $3.8 million increase in noninterest expense and a $282,000 increase in the provision for loan losses. United Community acquired Industrial Bancorp in the third quarter of 2001 and Potters in the second quarter of 2002, which partially account for the increases in 2002. United Community’s annualized return on average assets and return on average equity were 1.19% and 9.00%, respectively, for the three months ended June 30, 2002. The annualized return on average assets and return on average equity for the comparable period in 2001 were 0.86% and 4.55%, respectively.

Net Interest Income. Net interest income increased $6.5 million, or 52.2%, for the three months ended June 30, 2002, compared to the second quarter of 2001. The increase is primarily due to an increase in interest income on loans of $9.6 million as a result of higher loan volume and loans acquired from Industrial and Potters. This increase was partially offset by increases of $884,000 and $598,000 in interest expense on deposits and other borrowed funds, respectively, and decreases of $1.3 million and $241,000 in interest earned on securities and margin accounts, respectively. The interest rate spread for the three months ended June 30, 2002 was 3.54%. United Community anticipates some compression of the spread in the third quarter of 2002 due to the sale of fixed rate loans from the portfolio. As United Community invests the money received from the loan sale in higher yielding products, it anticipates that the yield will return to current levels.

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Due to growth in the loan portfolio, an increase in nonperforming assets, the acquisitions of Industrial and Potters and current economic conditions, the provision for loan loss allowances was $532,000 for the second quarter of 2002 compared to a $250,000 provision booked in the second quarter of 2001. Home Savings anticipates additional growth in the loan portfolio which may have further impact on the loan loss provision in the future. Home Savings’ allowance for loan losses totaled $14.4 million at June 30, 2002, which was 0.94% of total loans, compared to 0.67% at June 30, 2001.

Noninterest Income. Noninterest income increased $2.3 million, or 36.8%, from $6.1 million for the three months ended June 30, 2001, to $8.4 million for the three months ended June 30, 2002. The primary reason for the increase is a $2.6 million increase in gains recognized on the sale of loans, of which approximately $2.0 million was recognized on the sale of fixed rate loans out of the portfolio. Increases in commissions of $256,000 and in service fees and other charges of $168,000 also contributed to the increases in noninterest income. These increases were partially offset by a $577,000 decline in gains recognized on trading securities, a $179,000 decline in other recognized gains and a $183,000 decrease in underwriting and investment banking income. The decline in recognized gains on trading securities is related to the market valuation of the trading portfolio, which has declined due to current economic conditions, and the decrease in other recognized gains is primarily related to the disposal of fixed assets.

Noninterest Expense. Total noninterest expense increased $3.8 million, or 28.1%, to $17.4 million for the three months ended June 30, 2002, from $13.6 million for the three months ended June 30, 2001. The increase is partially due to an increase of $1.4 million in salaries and employee benefits primarily as a result of the acquisitions of Industrial and Potters. Other factors that contributed to the increase in noninterest expense include increases of $601,000 in amortization of core deposit intangibles, $450,000 in advertising, $390,000 in equipment and data processing and $257,000 in occupancy, which are related to increased costs as a result of the acquisitions. Other expenses increased $713,000, which consists of increases in postage, courier fees, telephone expense, and professional fees.

Federal Income Taxes. The provision for federal income taxes increased $1.6 million for the three months ended June 30, 2002, compared to the three months ended June 30, 2001 due to higher pre-tax income in 2002. The effective tax rates were 35.8% and 37.7% for the three months ended June 30, 2002 and 2001, respectively.

Comparison of Operating Results for the Six Months Ended
June 30, 2002 and June 30, 2001

Net Income. Net income for the six months ended June 30, 2002 was $10.3 million, or $0.32 per diluted share, compared to net income of $6.1 million, or $0.19 per diluted share, for the six months ended June 30, 2001. Net interest income increased $10.5 million and noninterest income increased $4.2 million, and were offset by a $7.8 million increase in noninterest expense and a $648,000 increase in the provision for loan losses. United Community acquired Industrial Bancorp in the third quarter of 2001 and Potters Financial Corporation in the second quarter of 2002, which partially account for the increases in 2002. United Community’s annualized return on average assets and return on average equity were 1.00% and 7.71%, respectively, for the six months ended June 30, 2002. The annualized return on average assets and return on average equity for the comparable period in 2001 were 0.92% and 4.72%, respectively.

Net Interest Income. Net interest income increased $10.5 million, or 42.3%, for the six months ended June 30, 2002, compared to the first six months of 2001. The increase is primarily due to an increase in interest income on loans of $18.5 million as a result of higher loan volume and loans acquired from Industrial and Potters. This increase was partially offset by increases of $2.7 million and $2.0 million in interest expense on deposits and other borrowed funds, respectively, and decreases of $2.8 million and $690,000 in interest earned on securities and margin accounts, respectively. Interest rate spread for the six months ended June 30, 2002 was 3.21%.

Provision for Loan Losses. Due to growth in the loan portfolio, the increase in nonperforming assets, the acquisitions of Industrial and Potters and the current economic conditions, the provision for loan loss allowances was $1.2 million for the first six months of 2002 compared to $580,000 for the first six months of 2001.

Noninterest Income. Noninterest income increased $4.2 million, or 35.5%, from $11.9 million for the six months ended June 30, 2001, to $16.1 million for the six months ended June 30, 2002. The primary reason for the increase in noninterest income is a $3.4 million increase in gains on loans sold, of which approximately $2.0 million was related to the sale of fixed rate loans from the portfolio. Increases in other income of $923,000 and gains recognized on marketable securities of $358,000 also contributed to the increase in noninterest income. Since Anthem is Home Savings’ health care provider, Home Savings received shares of Anthem stock through the demutualization of Anthem, Inc. and subsequently sold the stock in March 2002. To recognize the receipt, other income was increased by $847,000. To recognize the subsequent sale of the stock, a gain of $476,000 was recognized on the sale of marketable securities. These increases were partially offset by a $212,000 decrease in underwriting and investment banking fees, a $170,000 decline in other recognized gains primarily related to the disposal of fixed assets and a $143,000 decline in the loss recognized on trading securities as a result of current economic conditions.

Noninterest Expense. Total noninterest expense increased $7.8 million, or 29.6%, to $34.1 million for the six months ended June 30, 2002, from $26.3 million for the six months ended June 30, 2001. The primary reasons for the increase are increases of $3.3 million in salaries and employee benefits, $2.0 million in other expense, $1.2 million in the amortization of the core deposit intangible from the two acquisitions, $590,000 in equipment and data processing expense, $356,000 in occupancy expense and $293,000 in advertising expense. The increases in salaries and benefits, equipment and data processing, occupancy and advertising are primarily related to increased costs associated with the two mergers. The increase in other expense is primarily related to $1.3 million in costs associated with the early extinguishment of debt, previously recognized as an extraordinary item, which has been reclassified to other expense in accordance with FAS No. 145, adopted on April 1, 2002. The remaining increase in other expense is related to increases in telephone, postage, courier fees, insurance and professional fees as a result of the two acquisitions.

Federal Income Taxes. The provision for federal income taxes increased $2.2 million for the six months ended June 30, 2002, compared to the six months ended June 30, 2001 due to higher pre-tax income in 2002. The effective tax rates were 36.0% and 37.0% for the six months ended June 30, 2002 and 2001, respectively.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEET

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 2002 and 2001. Average balance calculations were based on daily balances.

	Three Months Ended June 30,

	2002			2001

	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost

			(In thousands)
Interest-earning assets:

Net loans (1)	$1,582,747	$28,984	7.32%	$984,995	$19,399	7.88%

Net loans held for sale	6,486	95	5.86%	0	0	0.00%

Mortgage-related securities:

Available for sale	58,763	854	5.81%	94,068	1,412	6.00%

Held to maturity	66,376	1,118	6.74%	97,512	1,652	6.78%

Marketable securities:

Trading	6,822	28	1.64%	6,366	34	2.14%

Available for sale	89,381	792	3.54%	66,400	1,022	6.16%

Held to maturity	2,146	20	3.73%	901	13	5.77%

Margin accounts	18,430	214	4.64%	26,902	455	6.77%

FHLB stock	20,353	241	4.74%	14,045	254	7.23%

Other interest-earning assets	60,288	252	1.67%	37,242	404	4.34%

Total interest-earning assets	1,911,792	32,598	6.82%	1,328,431	24,645	7.42%

Noninterest-earning assets	111,445			45,083

Total assets	$2,023,237			$1,373,514

Interest-bearing liabilities:

NOW and money market accounts	$283,972	$1,263	1.78%	$151,829	$1,113	2.93%

Savings accounts	313,172	1,289	1.65%	199,758	1,136	2.27%

Certificates of deposit	880,608	9,049	4.11%	579,160	8,468	5.85%

Other borrowed funds	197,727	2,125	4.30%	135,841	1,527	4.50%

Total interest-bearing liabilities	1,675,479	13,726	3.28%	1,066,588	12,244	4.59%

Noninterest-bearing liabilities	81,175			48,787

Total liabilities	1,756,654			1,115,375

Equity	266,583			258,139

Total liabilities and equity	$2,023,237			$1,373,514

Net interest income and		$18,872	3.54%		$12,401	2.83%

Interest rate spread

Net interest margin			3.95%			3.73%

Average interest-earning assets to average interest- bearing liabilities			114.10%			124.55%

(1)	Nonaccrual loans are included in the average balance.

AVERAGE BALANCE SHEET
UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six months ended June 30, 2002 and June 30, 2001. Average balance calculations were based on daily balances.

	Six Months Ended June 30,

	2002			2001

	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate

			(In thousands)
Interest-earning assets:

Net loans (1)	$1,557,999	$55,958	7.18%	$940,607	$37,472	7.97%

Net loans held for sale	11,145	209	3.75%	0	0	0.00%

Mortgage-related securities:

Available for sale	60,154	1,743	5.80%	93,665	2,876	6.14%

Held to maturity	70,473	2,369	6.72%	101,073	3,434	6.80%

Marketable securities:

Trading	7,274	61	1.68%	6,262	65	2.08%

Available for sale	90,822	1,743	3.84%	77,662	2,355	6.06%

Held to maturity	1,936	36	3.72%	890	26	5.84%

Margin accounts	19,435	433	4.46%	29,888	1,123	7.51%

FHLB stock	19,564	449	4.59%	13,922	500	7.18%

Other interest-earning assets	105,082	859	1.63%	34,529	832	4.82%

Total interest-earning assets	1,943,884	63,860	6.57%	1,298,498	48,683	7.50%

Noninterest-earning assets	97,106			42,825

Total assets	$2,040,990			$1,341,323

Interest-bearing liabilities:

NOW and money market accounts	$281,788	$2,895	2.05%	$149,031	$2,191	2.94%

Savings accounts	309,113	2,634	1.70%	199,238	2,247	2.26%

Certificates of deposit	884,578	18,180	4.11%	566,345	16,564	5.85%

Other borrowed funds	225,934	4,910	4.35%	120,236	2,923	4.86%

Total interest-bearing liabilities	1,701,413	28,619	3.36%	1,034,850	23,925	4.62%

Noninterest-bearing liabilities	73,737			46,364

Total liabilities	1,775,150			1,081,214

Equity	265,840			260,109

Total liabilities and equity	$2,040,990			$1,341,323

Net interest income and

Interest rate spread		$35,241	3.21%		$24,758	2.87%

Net interest margin			3.63%			3.81%

Average interest-earning assets to average interest-bearing liabilities			114.25%			125.48%

(1)	Nonaccrual loans are included in the average balance.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

United Community sold fixed rate mortgages during the last six months to help mitigate interest rate risk. This was the only material change in information about market risk from that provided in the 2001 Annual Report to Shareholder’s, which was incorporated by reference into United Community’s 2001 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

UNITED COMMUNITY FINANCIAL CORP.

Items 1, 2, 3 and 5 — Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

On April 25, 2002, United Community held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to shareholders for a vote. First, shareholders elected three directors to terms expiring in 2004 by the following votes:

Director	For	Withheld

Richard M. Barrett	26,965,647	734,795

Thomas J. Cavalier	26,124,983	1,575,459

Douglas M. McKay	26,832,757	867,685

The shareholders also ratified the selection of Crowe, Chizek and Company LLP as auditors for the 2002 fiscal year by the following vote:

For	Against	Abstain

27,173,834	236,549	290,059

Item 6 — Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

99.1	Certification of Financial Statements by Chief Executive Officer

99.2	Certification of Financial Statements by Chief Financial Officer

b. Reports on Form 8-K

On April 10, 2002, United Community filed an 8-K under Item 5, Other Events, to announce the acquisition of all of the outstanding shares of Potters Financial Corporation.

On April 17, 2002, United Community filed an 8-K under Item 5, Other Events, disclosing operating results for the quarter ended March 31, 2002.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date:	August 13, 2002	/s/ Douglas M. McKay

Douglas M. McKay, President

Date:	August 13, 2002	/s/ Patrick A. Kelly

Patrick A. Kelly, Treasurer

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.1

Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission (SEC), Exhibit 3.1.

Exhibit 3.2

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, Exhibit 3.2.