Form 10-Q
period 2002-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2002-11-08
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

35,261,588 common shares as of October 31, 2002

PAGE

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Statements of Financial Condition as of September 30, 2002 (Unaudited) and December 31, 2001	1

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2002 and 2001 (Unaudited)	2

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)	3

Notes to Consolidated Financial Statements	4 - 9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	16

Item 4. Controls and Procedures	16

Part II. OTHER INFORMATION	17

Signatures	18

Certifications	19-20

Exhibits	21-23

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31,
	2002	2001
	(unaudited)

	(Dollars in thousands)
Assets:
Cash and deposits with banks	$33,434	$35,588
Federal funds sold and other	24,346	170,296

Total cash and cash equivalents	57,780	205,884

Marketable securities:
Trading, at fair value	44,401	8,352
Available for sale, at fair value	82,437	51,081
Held to maturity (fair value of $2,670 and $1,695, respectively)	2,596	1,698
Mortgage-related securities:
Available for sale, at fair value	114,372	67,069
Held to maturity (fair value of $60,244 and $80,644, respectively)	57,321	78,798
Loans, net (including allowance for loan losses of $14,865 and $11,480, respectively)	1,529,847	1,406,479
Loans held for sale, net	22,124	20,192
Margin accounts	17,360	20,979
Federal Home Loan Bank stock	20,832	18,760
Premises and equipment	19,667	17,481
Accrued interest receivable	10,182	9,575
Real estate owned	1,622	477
Goodwill	33,593	19,664
Identified intangible assets	5,534	6,312
Other assets	9,603	11,979

Total assets	$2,029,271	$1,944,780

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$1,485,174	$1,383,418
Other borrowed funds	252,751	271,631
Advance payments by borrowers for taxes and insurance	3,367	5,760
Accrued interest payable	1,515	2,983
Accrued expenses and other liabilities	16,102	19,108

Total liabilities	1,758,909	1,682,900

Shareholders’ Equity:
Preferred stock-no par value; 1,000,000 shares authorized and unissued at September 30, 2002	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 and 37,754,086 shares issued, respectively	137,953	136,903
Retained earnings	169,126	160,915
Accumulated other comprehensive income	1,401	1,402
Unearned stock compensation	(20,616)	(22,988)
Treasury stock, at cost; 2,465,742 and 2,086,500 shares, respectively	(17,502)	(14,352)

Total shareholders’ equity	270,362	261,880

Total liabilities and shareholders’ equity	$2,029,271	$1,944,780

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Interest Income
Loans	$27,745	$28,242	$83,661	$65,714
Loans held for sale	223	69	474	69
Mortgage-related securities:
Available for sale	1,230	1,236	2,974	4,112
Held to maturity	1,015	1,523	3,384	4,957
Marketable securities:
Trading	45	15	106	80
Available for sale	765	698	2,508	3,053
Held to maturity	21	8	57	33
Margin accounts	204	389	638	1,512
FHLB stock dividend	246	321	696	821
Other interest-earning assets	276	371	1,135	1,204

Total interest income	31,770	32,872	95,633	81,555
Interest expense
Deposits	11,040	13,735	34,749	34,736
Other borrowed funds	2,112	3,084	7,023	6,008

Total interest expense	13,152	16,819	41,772	40,744

Net interest income	18,618	16,053	53,861	40,811
Provision for loan losses	750	465	1,978	1,045

Net interest income after provision for loan losses	17,868	15,588	51,883	39,766

Noninterest income
Brokerage commissions	3,189	3,019	10,248	10,031
Service fees and other charges	2,209	2,156	6,123	5,923
Underwriting and investment banking fees	22	127	193	511
Net gains (losses):
Mortgage-related securities	—	—	45	140
Marketable securities	—	—	604	245
Loans sold	1,309	258	4,758	339
Trading securities	(490)	(655)	(829)	(850)
Other	(89)	46	(254)	52
Other income	124	285	1,515	753

Total noninterest income	6,274	5,236	22,403	17,144

Noninterest expenses
Salaries and employee benefits	9,568	8,097	29,238	24,496
Occupancy	818	702	2,369	1,896
Equipment and data processing	2,048	1,930	6,033	5,324
Franchise tax	522	500	1,521	1,514
Advertising	372	428	1,651	1,416
Amortization of core deposit intangible	507	915	1,746	915
Other expenses	2,138	1,946	7,532	5,289

Total noninterest expenses	15,973	14,518	50,090	40,850

Income before income taxes	8,169	6,306	24,196	16,060
Income taxes	2,964	2,341	8,739	5,954

Net income	$5,205	$3,965	$15,457	$10,106

Comprehensive income	$5,293	$4,575	$15,368	$11,465
Earnings per share:
Basic and diluted	$0.16	$0.12	$0.48	$0.31

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,

	2002	2001

	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$15,457	$10,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan loss allowances	1,978	1,045
Net gains	(5,153)	(776)
Amortization of premiums (accretion of discounts)	1,128	(1,846)
Depreciation	2,082	1,664
ESOP compensation	1,804	1,486
Amortization of restricted stock compensation	1,618	1,248
FHLB stock dividends	(696)	(821)
Increase in trading securities	(36,049)	(193)
Decrease in margin accounts	3,619	11,317
Decrease (increase) in interest receivable	160	(533)
Decrease in prepaid and other assets	3,123	1,189
(Decrease) increase in interest payable	(1,563)	1,324
Increase in loans held for sale	(1,932)	—
Proceeds from sale of loans held for sale	122,517	—
(Decrease) increase in other liabilities	(8,398)	1,269

Net cash provided by operating activities	99,695	26,479

Cash Flows from Investing Activities:
Proceeds from principal repayments and maturities of:
Mortgage-related securities held to maturity	20,620	20,112
Mortgage-related securities available for sale	28,728	25,754
Marketable securities held to maturity	100	900
Marketable securities available for sale	18,000	65,575
Proceeds from sale of:
Mortgage-related securities held to maturity	932	1,454
Mortgage-related securities available for sale	—	15,839
Marketable securities available for sale	7,551	6,438
Loans	112,620	31,335
Real estate owned	972	589
Fixed assets	17	—
Purchases of:
Marketable securities available for sale	(54,523)	(14,553)
Marketable securities held to maturity	(999)	(585)
Mortgage-related securities available for sale	(75,816)	(27,555)
Net cash paid for acquisition	(13,729)	(69,844)
Net principal disbursed on loans	(219,363)	(265,676)
Loans purchased	(26,335)	(2,576)
Purchases of premises and equipment	(2,636)	(1,613)

Net cash used in investing activities	(203,861)	(214,406)

Cash Flows from Financing Activities:
Net increase in NOW, savings and money market accounts	30,962	50,392
Net (decrease) increase in certificates of deposit	(41,303)	75,788
Net decrease in advance payments by borrowers for taxes and insurance	(2,627)	(1,792)
Proceeds from FHLB advances and other long term debt	23,239	193,000
Repayment of FHLB advances and other long term debt	(70,017)	(8,000)
Net change in other borrowed funds	26,205	(74,175)
Dividends paid	(7,241)	(7,383)
Proceeds from the exercise of stock options	107	—
Purchase of treasury stock	(3,263)	(10,135)

Net cash (used in) provided by financing activities	(43,938)	217,695

(Decrease) increase in cash and cash equivalents	(148,104)	29,768
Cash and cash equivalents, beginning of period	205,884	45,972

Cash and cash equivalents, end of period	$57,780	$75,740

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$43,240	$38,636
Income taxes	7,053	5,530
Supplemental schedule of noncash activities:
Transfers from loans to loans held for sale	—	120,981
Transfers from loans to real estate owned	2,035	534

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

The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, contained in United Community’s Form 10-K for the year ended December 31, 2001.

2. SALE OF MORTGAGE-RELATED SECURITIES

During the nine months ended September 30, 2002, Home Savings sold approximately $932,000 of mortgage-related securities held to maturity with outstanding balances less than 15% of the principal outstanding at acquisition. A gain of approximately $45,000 was recorded on the sale. During the nine months ended September 30, 2001, Home Savings sold approximately $15.8 million of mortgage-related securities available for sale. A gain of approximately $79,000 was recorded on the sale. During the nine months ended September 30, 2001, Home Savings sold approximately $1.5 million of mortgage-related securities held to maturity with outstanding balances of less than 15% of the principal outstanding at acquisition. A gain of approximately $61,000 was recorded on the sale.

3. MORTGAGE BANKING ACTIVITIES

Loans serviced for others, which are not reported as assets, totaled $332.4 million at September 30, 2002.

Activity for capitalized mortgage servicing rights in 2002 was as follows:

(In thousands)
Balance, beginning of year	$1,605
Additions	2,056
Amortized to expense	(556)
Impairment	(78)

Balance, end of period	$3,027

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

During 2002, Home Savings securitized one- to four-family residential mortgage loans and retained the rights to service those loans. An analysis of the activity in securitizations serviced by Home Savings during 2002 follows:

	(Dollars in 000's)
Balance at December 31, 2001
Principal balance of loans	$102,487
Amortized cost of servicing rights	929
Servicing rights as a % of principal	0.91%

New securitizations during the year
Principal balance of loans	107,897
Fair value of servicing rights	1,215
Servicing rights as a % of principal	1.14%

Principal payments received in 2002 on loans securitized	28,458

Balance at September 30, 2002
Principal balance of loans	$181,926
Amortized cost of servicing rights	1,610
Servicing rights as a % of principal	0.88%

Other information at end of period
Weighted average rate of securitized loans	7.01%
Weighted average maturity in months of securitized loans	293
Fair value assumptions pertaining to mortgage servicing rights
Discount rate	8.00%
Weighted average prepayment assumptions	248	PSA
Anticipated delinquency	1.00%

Cash flows from all securitizations of mortgage loans were as follows in 2002:

Securitization proceeds	$108,895
Servicing fees received	247

In the securitization transactions, Home Savings retained residual interests in the form of servicing assets. The servicing assets represent the allocated value of retained servicing rights on the loans securitized. The following table indicates how fair value might decline if the assumptions changed unfavorably in two different magnitudes:

Fair value at September 30, 2002	$1,676
Weighted average life (in months)	77
Projected fair value based on:
Increase in PSA of 50	$1,535
Increase in PSA of 100	1,418

The effect of adverse changes is hypothetical and should not be extrapolated to other changes as the effects are not linear.

5. SEGMENT INFORMATION

United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and corporate banking services. Investment advisory services provide investment brokerage and a network of integrated financial services. Condensed statements of income and selected financial information by operating segment for the three and nine months ended September 30, 2002 and 2001 are as follows:

Three Months Ended September 30, 2002

	Retail	Investment
	Banking	Advisory Services	Eliminations	Total

	(In thousands)
Interest income	$31,955	$266	$(451)	$31,770
Interest expense	13,549	54	(451)	13,152
Provision for loan loss	750	—	—	750

Net interest income after provision for loan loss	17,656	212	—	17,868
Non-interest income	1,735	4,539	—	6,274
Non-interest expense	11,678	4,295	—	15,973

Income before tax	7,713	456	—	8,169
Income tax expense	2,804	160	—	2,964

Net income	$4,909	$296	$—	$5,205

Three Months Ended September 30, 2001

	Retail	Investment
	Banking	Advisory Services	Eliminations	Total

	(In thousands)
Interest income	$32,915	$433	$(476)	$32,872
Interest expense	17,125	170	(476)	16,819
Provision for loan loss	465	—	—	465

Net interest income after provision for loan loss	15,325	263	—	15,588
Non-interest income	874	4,362	—	5,236
Non-interest expense	10,298	4,220	—	14,518

Income before tax	5,901	405	—	6,306
Income tax expense	2,200	141	—	2,341

Net income	$3,701	$264	$—	$3,965

Nine Months Ended September 30, 2002

	Retail	Investment
	Banking	Advisory Services	Eliminations	Total

	(In thousands)
Interest income	$96,197	$788	$(1,352)	$95,633
Interest expense	42,964	160	(1,352)	41,772
Provision for loan loss	1,978	—	—	1,978

Net interest income after provision for loan loss	51,255	628	—	51,883
Non-interest income	7,946	14,457	—	22,403
Non-interest expense	35,771	14,319	—	50,090

Income before tax	23,430	766	—	24,196
Income tax expense	8,468	271	—	8,739

Net income	$14,962	$495	$—	$15,457

Nine Months Ended September 30, 2001

	Retail	Investment
	Banking	Advisory Services	Eliminations	Total

	(In thousands)
Interest income	$81,704	$1,664	$(1,813)	$81,555
Interest expense	41,832	725	(1,813)	40,744
Provision for loan loss	1,045	—	—	1,045

Net interest income after provision for loan loss	38,827	939	—	39,766
Non-interest income	2,776	14,368	—	17,144
Non-interest expense	26,228	14,622	—	40,850

Income before tax	15,375	685	—	16,060
Income tax expense	5,707	247	—	5,954

Net income	$9,668	$438	$—	$10,106

6. EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and restricted stock awards. No shares of common stock were anti-dilutive for the periods ended September 30, 2002 and September 30, 2001.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands,		(In thousands,
	except per share data)		except per share data)

Net income applicable to common stock	$5,205	$3,965	$15,457	$10,106

Weighted average common shares outstanding	31,773	31,921	31,801	32,307
Dilutive effect of restricted stock	146	185	162	181
Dilutive effect of stock options	399	91	309	29

Weighted average common shares outstanding for dilutive computation	32,318	32,197	32,272	32,517

Earnings per share:
Basic	$0.16	$0.12	$0.48	$0.31
Diluted	$0.16	$0.12	$0.48	$0.31

7. NEW ACCOUNTING STANDARDS

In June 2001, FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets,” which addresses the accounting for such assets arising from prior and future business combinations. Upon adopting this Statement, goodwill arising from business combinations is no longer amortized, but assessed annually for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other intangible assets, such as core deposit intangible assets, continue to be amortized over their estimated useful lives. United Community adopted this Statement on January 1, 2002. Management evaluated goodwill for impairment in the first quarter of 2002 and determined that it was not impaired. United Community had goodwill of $33.6 million and core deposit intangible assets of $5.5 million as of September 30, 2002.

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

8. ACQUISITIONS

On April 1, 2002, United Community acquired all of the capital stock of Potters Financial Corporation (Potter’s), the holding company for Potters Bank, an Ohio-chartered state savings bank. Potters Bank was merged into Home Savings. The assets acquired consisted principally of loans and securities.

United Community accounted for the acquisition as a purchase and has included Potters’ results of operations from the effective date of the acquisition in its 2002 financial statements. Based on Potters 991,546 outstanding shares, the acquisition was valued at $22.2 million, which was paid in cash. The excess of the aggregate purchase price over the fair value of net assets acquired of approximately $11.7 million will be assessed annually for impairment.

In connection with the acquisition, United Community acquired all of the equipment and other physical property of Potters. United Community intends to continue to use the assets acquired in this transaction in the manner utilized by Potters prior to the acquisition. Management believes the acquisition of Potters helped accomplish its strategic goal of geographic expansion by strengthening Home Savings presence in Columbiana County in Ohio and by giving it a presence in Pennsylvania. Home Savings will be able to enhance the ability to compete in these markets by offering a new array of products, such as Internet banking, to Potters’ customers.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition.

At April 1, 2002

(Dollars in thousands)

Cash and securities	$11,474
Loans, net	112,071
Premises and equipment	1,787
Goodwill	11,719
Core deposit intangible	968
Other assets	1,552

Total assets acquired	$139,571

Deposits	$113,791
Other borrowed funds	2,000
Other liabilities	1,534

Total liabilities assumed	$117,325

Net assets acquired	$22,246

The following summarized unaudited pro forma financial information for the nine months ended September 30, 2002 and 2001 assumes the Potters Financial Corporation merger occurred as of January 1, 2001:

	September 30, 2002	September 30, 2001

	(In thousands, except per share data)

Net interest income after provision for loan losses	$52,048	$42,547
Net income	14,745	10,362
Diluted earnings per share	$0.46	$0.32

Pro forma excludes acquisition related charges.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
Selected financial ratios and other data: (1)	2002	2001	2002	2001

Performance ratios:
Return on average assets (2)	1.04%	0.84%	1.02%	0.86%
Return on average equity (3)	7.70%	6.13%	7.71%	5.19%
Interest rate spread (4)	3.52%	2.99%	3.31%	2.86%
Net interest margin (5)	3.93%	3.57%	3.73%	3.60%
Noninterest expense to average assets	3.19%	3.09%	3.29%	3.49%
Efficiency ratio (6)	60.72%	66.26%	63.03%	69.97%
Average interest-earning assets to average interest- bearing liabilities	114.77%	115.41%	114.39%	120.69%
Capital ratios:
Average equity to average assets	13.49%	13.76%	13.19%	16.65%
Equity to assets, end of period	13.32%	13.61%	13.32%	13.61%
Tangible capital (7)	9.11%	8.90%	9.11%	8.90%
Core capital (7)	9.11%	8.90%	9.11%	8.90%
Risk-based capital (7)	14.03%	14.01%	14.03%	14.01%
Asset quality ratios:
Nonperforming loans to total loans at end of period (8)	0.95%	0.88%	0.95%	0.88%
Nonperforming assets to average assets (9)	0.81%	0.72%	0.81%	0.87%
Nonperforming assets to total assets at end of period	0.81%	0.71%	0.81%	0.71%
Allowance for loan losses as a percent of loans	0.96%	0.68%	0.96%	0.68%
Allowance for loan losses as a percent of nonperforming loans (8)	100.98%	77.46%	100.98%	77.46%
Per share data:
Basic earnings per share (10)	$0.16	$0.12	$0.48	$0.31
Diluted earnings per share (10)	$0.16	$0.12	$0.48	$0.31
Dividends per share	$0.075	$0.075	$0.225	$0.225
Book value per share (11)	$7.65	$7.24	$7.65	$7.24
Office data
Number of full service banking offices	33	29	33	29
Number of loan production offices	5	4	5	4
Number of full service brokerage offices	10	11	10	11
Number of trust offices	2	2	2	2

(1)	Ratios for the three and nine month periods are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Home Savings only.

(8)	Nonperforming loans consist of nonaccrual loans and restructured loans.

(9)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

(10)	Net income divided by average number of shares outstanding.

(11)	Equity divided by number of shares outstanding.

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

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

Total assets increased $84.5 million, or 4.3%, to $2.0 billion at September 30, 2002 compared to December 31, 2001, primarily as a result of acquiring $127.0 million from Potters Financial Corporation (Potters). United Community had increases of $123.4 million in net loans, $94.1 million in securities and $13.9 million in goodwill, which were partially offset by a $148.1 million decrease in cash and cash equivalents. The asset growth was funded by a $101.8 million increase in deposits, which was partially offset by a $18.9 million decline in borrowed funds.

Net loans increased $123.4 million, or 8.8%, to $1.5 billion at September 30, 2002, compared to $1.4 billion at December 31, 2001, primarily as a result of the Potters acquisition. Nonresidential and multifamily real estate loans increased $93.5 million, consumer loans increased $54.5 million, construction loans increased $15.1 million, and commercial loans increased $12.0 million. These increases were partially offset by a $39.0 million decline in one- to -four-family real estate loans and a $5.2 million decline in land loans. The decline in one- to -four-family loans is due to the sale of approximately $107.9 million in fixed-rate loans out of the portfolio during the second quarter of 2002 to help reduce interest rate risk. The allowance for loan losses increased to $14.9 million at September 30, 2002 from $11.5 million at December 31, 2001, which includes a $1.9 million allowance as a result of the Potters acquisition. Home Savings is expecting growth in all loan categories, which will increase the risk of loan losses. Nonresidential real estate lending and commercial lending are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of businesses and income-producing properties.

United Community has become active in the secondary market for mortgage loans through its subsidiary Home Savings. Loans held for sale increased $1.9 million, or 9.6%, to $22.1 million at September 30, 2002 compared to $20.2 million at December 31, 2001. Home Savings will continue to sell loans going forward as a part of its strategic plan to reduce interest rate risk.

Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds and marketable and mortgage-related securities available for sale. Cash and deposits with banks decreased $2.2 million, or 6.1%, to $33.4 million at September 30, 2002 compared to $35.6 million at December 31, 2001. Federal funds sold and other overnight funds decreased $146.0 million, or 85.7%, to $24.3 million at September 30, 2002 from $170.3 million at December 31, 2001. Securities available for sale, which include both marketable and mortgage-related securities, increased $78.7 million, or 66.6%, since December 31, 2001. Securities held to maturity, which also consist of both marketable securities and mortgage-related securities, decreased $20.6 million, or 25.6%, since December 31, 2001. Trading securities, which consist of marketable securities, increased $36.0 million to $44.4 million at September 30, 2002. The net decrease in cash and deposits and overnight funds, along with an increase in deposits, was primarily used to fund increases in higher yielding net loans and securities and the decrease in other borrowed funds.

Nonperforming assets, which include nonaccrual and restructured loans and real estate owned, increased approximately $3.4 million, or 26.3%, to $16.3 million at September 30, 2002 from $12.9 million at December 31, 2001, primarily due to the acquisition of Potters, an increase in nonperforming commercial loans and loans being foreclosed. Total nonaccrual and restructured loans accounted for 0.95% of net loans receivable at September 30, 2002 and 0.89% of net loans receivable at December 31, 2001. Total nonperforming assets were 0.81% of total assets as of September 30, 2002 and 0.67% as of December 31, 2001.

Total deposits increased $101.8 million from $1.4 billion at December 31, 2001 to $1.5 billion at September 30, 2002, primarily as a result of acquiring $113.0 million from the acquisition of Potters. The increase consisted of a $58.6 million increase in savings accounts, a $33.9 million increase in checking accounts and a $10.2 million increase in certificates of deposits.

Other borrowed funds decreased $18.8 million to $252.8 million at September 30, 2002 compared to $271.6 million at December 31, 2001. The decrease was primarily due to the maturity of borrowings from the Federal Home Loan Bank (FHLB) and early extinguishment of FHLB debt. As of September 30, 2002, $180.0 million of the other borrowed funds consisted of FHLB advances. The remaining funds consist of a revolving line of credit and other short-term borrowings.

Shareholders’ equity increased $8.4 million, or 3.2%, to $270.4 million at September 30, 2002 from $261.9 million at December 31, 2001. The increase was primarily due to earnings for the year, which were offset by quarterly dividends of $0.075 per share and treasury stock purchases. Book value per share was $7.65 as of September 30, 2002.

Comparison of Operating Results for the Three Months Ended
September 30, 2002 and September 30, 2001

Net Income. Net income for the three months ended September 30, 2002 was $5.2 million, or $0.16 per diluted share, compared to net income of $4.0 million, or $0.12 per diluted share, for the three months ended September 30, 2001. Net interest income increased $2.6 million and noninterest income increased $1.0 million, which were partially offset by a $1.5 million increase in noninterest expense and a $285,000 increase in the provision for loan losses. United Community acquired Potters Financial Corporation in the second quarter of 2002, which contributed to the increases in 2002. United Community’s annualized return on average assets and return on average equity were 1.04% and 7.70%, respectively, for the three months ended September 30, 2002. The annualized return on average assets and return on average equity for the comparable period in 2001 were 0.84% and 6.13%, respectively.

Net Interest Income. Net interest income increased $2.6 million, or 16.0%, for the three months ended September 30, 2002, compared to the third quarter of 2001. The increase is primarily due to a $2.7 million decrease in interest expense on deposits and a $972,000 decrease in interest expense on other borrowed funds as a result of the current interest rate environment. These decreases were partially offset by decreases in interest income of $497,000 on loans and $508,000 on mortgage-related securities held to maturity. The interest rate spread for the three months ended September 30, 2002 was 3.52%.

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Due to growth in the loan portfolio, an increase in nonperforming assets and current economic conditions, the provision for loan losses was $750,000 for the third quarter of 2002 compared to a $465,000 provision booked in the third quarter of 2001. Home Savings anticipates additional growth in the loan portfolio which may have further impact on the loan loss provision in the future. Home Savings’ allowance for loan losses totaled $14.9 million at September 30, 2002, which was 0.96% of total loans, compared to 0.68% at September 30, 2001.

Noninterest Income. Noninterest income increased $1.0 million, or 19.8%, from $5.2 million for the three months ended September 30, 2001, to $6.3 million for the three months ended September 30, 2002. The primary reason for the increase is a $1.1 million increase in gains recognized on the sale of loans. Increases of $170,000 in commissions, $165,000 in gains on trading securities and $53,000 in service fees and other charges also contributed to the increases in noninterest income. These increases were partially offset by a $161,000 decrease in other income, a $135,000 decline in other recognized gains and a $105,000 decrease in underwriting and investment banking income. The increase in recognized gains on trading securities is related to the market valuation of the trading portfolio. The decrease in other income is primarily related to a $100,000 impairment charge related to mortgage loan servicing as a result of the current interest rate environment and the decrease in other recognized gains is primarily related to the disposal of fixed assets.

Noninterest Expense. Total noninterest expense increased $1.5 million, or 10.0%, to $16.0 million for the three months ended September 30, 2002, from $14.5 million for the three months ended September 30, 2001. The increase is partially due to an increase of $1.5 million in salaries and employee benefits primarily as a result of the acquisition of Potters and increased costs associated with new grants of Recognition and Retention Plan (RRP) shares. Other factors that contributed to the increase in noninterest expense include increases of $118,000 in equipment and data processing and $116,000 in occupancy, which are related to increased costs as a result of the acquisition. Other expenses increased $192,000, which consists of increases in postage, courier fees, telephone expense, and professional fees.

Federal Income Taxes. The provision for federal income taxes increased $623,000 for the three months ended September 30, 2002, compared to the three months ended September 30, 2001 due to higher pre-tax income in 2002. The effective tax rates were 36.3% and 37.1% for the three months ended September 30, 2002 and 2001, respectively.

Comparison of Operating Results for the Nine Months Ended
September 30, 2002 and September 30, 2001

Net Income. Net income for the nine months ended September 30, 2002 was $15.5 million, or $0.48 per diluted share, compared to net income of $10.1 million, or $0.31 per diluted share, for the nine months ended September 30, 2001. Net interest income increased $13.1 million and noninterest income increased $5.3 million, which were offset by a $9.2 million increase in noninterest expense and a $933,000 increase in the provision for loan losses. United Community acquired Industrial Bancorp in the third quarter of 2001 and Potters Financial Corporation in the second quarter of 2002, which partially account for the increases in 2002. United Community’s annualized return on average assets and return on average equity were 1.02% and 7.71%, respectively, for the nine months ended September 30, 2002. The annualized return on average assets and return on average equity for the comparable period in 2001 were 0.86% and 5.19%, respectively.

Net Interest Income. Net interest income increased $13.1 million, or 32.0%, for the nine months ended September 30, 2002, compared to the first nine months of 2001. The increase is primarily due to an increase in interest income on loans of $17.9 million as a result of higher loan volume and loans acquired from Industrial and Potters. This increase was partially offset by an increase of $1.0 million in other borrowed funds and decreases of $3.2 million and $874,000 in interest earned on securities and margin accounts, respectively. Interest rate spread for the nine months ended September 30, 2002 was 3.31%.

Provision for Loan Losses. Due to growth in the loan portfolio, the increase in nonperforming assets and the current economic conditions, the provision for loan loss allowances was $2.0 million for the first nine months of 2002 compared to $1.0 million for the first nine months of 2001.

Noninterest Income. Noninterest income increased $5.3 million, or 30.7%, from $17.1 million for the nine months ended September 30, 2001, to $22.4 million for the nine months ended September 30, 2002. The primary reasons for the increase in noninterest income are a $4.4 million increase in gains on loans sold, an increase in commission of $217,000 and an increase in service fees and other charges of $200,000. Increases in other income of $762,000 and gains recognized on marketable securities of $359,000 also contributed to the increase in noninterest income. Since Anthem is Home Savings’ health care provider, Home Savings received shares of Anthem stock through the demutualization of Anthem, Inc. and subsequently sold the stock in March 2002. To recognize the receipt, other income was increased by $847,000. To recognize the subsequent sale of the stock, a gain of $476,000 was recognized on the sale of marketable securities. These increases were partially offset by a $318,000 decrease in underwriting and investment banking fees and a $306,000 decline in other recognized gains primarily related to the disposal of fixed assets.

Noninterest Expense. Total noninterest expense increased $9.2 million, or 22.6%, to $50.1 million for the nine months ended September 30, 2002, from $40.9 million for the nine months ended September 30, 2001. The primary reasons for the increase are increases of $4.7 million in salaries and employee benefits, $2.2 million in other expense, $831,000 in the amortization of the core deposit intangible from the two acquisitions, $709,000 in equipment and data processing expense, $473,000 in occupancy expense and $235,000 in advertising expense. Approximately $3.2 million of the increase in salaries and benefits is related to the two acquisitions. In addition to the acquisitions, ESOP expense increased due to the increase in United Community’s stock price, RRP expense increased as a result of additional grants that vested in 2002 and commissions paid to loan originators increased as a result of increased loan volume. The increases in equipment and data processing, occupancy and advertising are primarily related to increased costs associated with the two acquisitions. The increase in other expense is primarily related to $1.3 million in costs associated with the early extinguishment of debt, previously recognized as an extraordinary item, which has been reclassified to other expense in accordance with FAS No. 145, adopted on April 1, 2002. The remaining increase in other expense is related to increases in telephone, postage, courier fees, insurance and professional fees as a result of the two acquisitions.

Federal Income Taxes. The provision for federal income taxes increased $2.8 million for the nine months ended September 30, 2002, compared to the nine months ended September 30, 2001 due to higher pre-tax income in 2002. The effective tax rates were 36.1% and 37.1% for the nine months ended September 30, 2002 and 2001, respectively.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 2002 and 2001. Average balance calculations were based on daily balances.

	Three Months Ended September 30,

	2002			2001

	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost

	(In thousands)
Interest-earning assets:
Net loans (1)	$1,518,533	$27,745	7.31%	$1,462,232	$28,242	7.73%
Net loans held for sale	14,922	223	5.98%	3,945	69	7.00%
Mortgage-related securities:
Available for sale	96,738	1,230	5.09%	84,497	1,236	5.85%
Held to maturity	60,354	1,015	6.73%	90,081	1,523	6.76%

Marketable securities:
Trading	10,944	46	1.68%	5,634	15	1.06%
Available for sale	87,177	765	3.51%	57,996	698	4.81%
Held to maturity	2,512	21	3.34%	652	8	4.91%
Margin accounts	16,980	204	4.81%	25,568	389	6.09%
FHLB stock	20,589	246	4.78%	16,875	321	7.61%
Other interest-earning assets	64,734	276	1.71%	51,269	371	2.89%

Total interest-earning assets	1,893,483	31,771	6.71%	1,798,749	32,872	7.31%

Noninterest-earning assets	110,091			81,385

Total assets	$2,003,574			$1,880,134

Interest-bearing liabilities:
NOW and money market accounts	$279,821	$1,224	1.75%	$200,136	$1,518	3.03%
Savings accounts	316,045	1,233	1.56%	259,623	1,545	2.38%
Certificates of deposit	855,939	8,583	4.01%	821,786	10,672	5.19%
Other borrowed funds	198,047	2,112	4.27%	276,963	3,084	4.45%

Total interest-bearing liabilities	1,649,852	13,152	3.19%	1,558,508	16,819	4.32%

Noninterest-bearing liabilities	83,463			62,920

Total liabilities	1,733,315			1,621,428
Equity	270,259			258,706

Total liabilities and equity	$2,003,574			$1,880,134

Net interest income and Interest rate spread		$18,619	3.52%		$16,053	2.99%

Net interest margin			3.93%			3.57%

Average interest-earning assets to average interest- bearing liabilities			114.77%			115.41%

(1)	Nonaccrual loans are included in the average balance.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine months ended September 30, 2002 and September 30, 2001. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,

	2002			2001

	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate

	(In thousands)
Interest-earning assets:
Net loans (1)	$1,543,520	$83,661	7.23%	$1,157,182	$65,714	7.57%
Net loans held for sale	12,417	474	5.09%	1,329	69	6.92%
Mortgage-related securities:
Available for sale	72,479	2,974	5.47%	90,576	4,112	6.05%
Held to maturity	67,063	3,384	6.73%	97,369	4,957	6.79%

Marketable securities:
Trading	8,496	106	1.66%	6,053	80	1.76%
Available for sale	89,586	2,508	3.73%	71,438	3,053	5.70%
Held to maturity	2,147	57	3.54%	811	33	5.43%
Margin accounts	18,616	638	4.57%	28,448	1,512	7.09%
FHLB stock	19,909	696	4.66%	14,917	821	7.34%
Other interest-earning assets	91,950	1,135	1.65%	42,076	1,204	3.82%

Total interest-earning assets	1,926,183	95,633	6.62%	1,510,199	81,555	7.20%

Noninterest-earning assets	100,821			49,527

Total assets	$2,027,004			$1,559,726

Interest-bearing liabilities:
NOW and money market accounts	$281,116	$4,118	1.95%	$169,834	$3,708	2.91%
Savings accounts	311,784	3,868	1.65%	226,005	3,792	2.24%
Certificates of deposit	874,503	26,763	4.08%	677,410	27,236	5.36%
Other borrowed funds	216,494	7,023	4.33%	178,068	6,008	4.50%

Total interest-bearing liabilities	1,683,897	41,772	3.31%	1,251,317	40,744	4.34%

Noninterest-bearing liabilities	75,779			48,774

Total liabilities	1,759,676			1,300,091

Equity	267,328			259,635

Total liabilities and equity	$2,027,004			$1,559,726

Net interest income and Interest rate spread		$53,861	3.31%		$40,811	2.86%

Net interest margin			3.73%			3.60%

Average interest-earning assets to average interest-bearing liabilities			114.39%			120.69%

(1)	Nonaccrual loans are included in the average balance.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

United Community sold fixed rate mortgages during the last nine months to help mitigate interest rate risk. This was the only material change in information about market risk from that provided in the 2001 Annual Report to Shareholder’s, which was incorporated by reference into United Community’s 2001 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there were no significant changes in United Community’s internal controls or in other factors that could significantly affect these controls.

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

On July 17, 2002, United Community filed an 8-K under Item 5, Other Events, disclosing operating results for the quarter ended June 30, 2002.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: November 7, 2002	/s/ Douglas M. McKay Douglas M. McKay, President

Date: November 7, 2002	/s/ Patrick A. Kelly Patrick A. Kelly, Treasurer

UNITED COMMUNITY FINANCIAL CORP.

CERTIFICATION

I, Douglas M. McKay, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of United Community Financial Corp.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period by this quarterly report;

3)	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Douglas M. McKay
Douglas M. McKay
Chief Executive Officer
November 7, 2002

UNITED COMMUNITY FINANCIAL CORP.

CERTIFICATION

I, Patrick A. Kelly, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of United Community Financial Corp.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period by this quarterly report;

3)	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Patrick A. Kelly
Patrick A. Kelly
Chief Financial Officer
November 7, 2002

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.1

Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission (SEC), Exhibit 3.1.

Exhibit 3.2

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, Exhibit 3.2.