Form 10-K
period 2002-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2003-03-28
CIK 707886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2002
                                                  OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
       For the transition period from______________to___________________

                        Commission File Number: 0-024399

                        UNITED COMMUNITY FINANCIAL CORP.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Ohio                                                 34-1856319
           --------------------------------                         ----------------------
           (State or other jurisdiction of                            (I.R.S. Employer
            incorporation or organization)                          Identification Number)


             275 Federal Plaza West, Youngstown, Ohio                       44503
           -------------------------------------------------------------------------------
            (Address of principal executive offices)                     (Zip Code)

                  Registrant's telephone number: (330) 742-0500

           Securities registered pursuant to Section 12(b) of the Act:

             None                                         None
       -----------------            -------------------------------------------
       (Title of Class)             (Name of each exchange on which registered)


           Securities registered pursuant to Section 12(g) of the Act:

                      Common shares, no par value per share
                     --------------------------------------
                                (Title of Class)

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes   X     No
                                        ---      ---

       The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sale on June 28, 2002 was approximately $309.3 million and on March 24, 2003 was approximately $295.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

       As of March 24, 2003, there were 34,514,965 of the Registrant's Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II of Form 10-K - Portions of 2002 Annual Report to Shareholders

 Part III of Form 10-K - Portions of Proxy Statement for the 2003 Annual Meeting
                                 of Shareholders

                                TABLE OF CONTENTS

  Item
 Number                                                                                     Page
 ------                                                                                     ----
                                     PART I

   1.   Description of Business
          General..........................................................................1
          Discussion of Forward-Looking Statements.........................................1
          Lending Activities...............................................................2
          Investment Activities............................................................11
          Sources of Funds.................................................................15
          Competition......................................................................17
          Employees........................................................................17
          Regulation.......................................................................18
   2.   Description of Property............................................................19
   3.   Legal Proceedings..................................................................22
   4.   Submission of Matters to a Vote of Security Holders................................22

                                     PART II

   5.   Market for Registrant's Common Equity and Related Shareholder Matters..............22
   6.   Selected Financial Data............................................................22
   7.   Management's Discussion and Analysis of Financial Condition and Results of
          Operations.......................................................................22
   7A.  Quantitative and Qualitative Disclosures About Market Risk.........................22
   8.   Financial Statements and Supplemental Data.........................................22
   9.   Changes in and Disagreements with Accountants on Accounting and Financial
          Disclosure.......................................................................22

                                    PART III

   10.  Directors and Executive Officers of the Registrant.................................22
   11.  Executive Compensation.............................................................23
   12.  Security Ownership of Certain Beneficial Owners and Management and Related
        Shareholder Matters................................................................23
   13.  Certain Relationships and Related Transactions.....................................23
   14.  Controls and Procedures............................................................23

                                     PART IV

   15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................24

Signatures.................................................................................25
Certifications.............................................................................26
Exhibit Index..............................................................................28

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

        United Community's Internet site, http://www.ucfconline.com, contains a hyperlink to NASDAQ where United Community's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after United Community has filed the report with the SEC.

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

        Home Savings conducts business from its main office located in Youngstown, Ohio, 34 full-service branches and five loan production offices located in northcentral and northeastern Ohio. The principal business of Home Savings is the origination of mortgage loans on one- to four-family residential real estate located in Home Savings' primary market area, which consists of Ashland, Columbiana, Erie, Hancock, Huron, Mahoning, Richland, Sandusky, Seneca and Trumbull Counties. Home Savings also originates loans secured by nonresidential real estate. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans, including home equity loans, education loans, loans secured by savings accounts, motor vehicles, boats and recreational vehicles and unsecured loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments discussed in the investment section. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans and maturities of securities.

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

        Butler Wick is the parent company for three wholly-owned subsidiaries:
Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Butler Wick conducts business from its main office located in Youngstown, Ohio, eight offices located in the northeastern Ohio and two offices in the western Pennsylvania. Butler Wick primarily sells common and preferred stocks, but also offers an array of government, corporate and municipal bonds, unit trusts, mutual funds, IRA's, money market accounts and certificates of deposit. Butler Wick also offers investments in precious metals and a full line of life insurance and annuity products, personal and corporate financial planning, estate planning, pension and profit sharing.

                    DISCUSSION OF FORWARD-LOOKING STATEMENTS

        When used in this Form 10-K the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in United Community's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings' market area, demand for investments in Butler Wick's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above could affect United Community's financial performance and could cause United Community's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

        LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of United Community's loan portfolio at the dates indicated:

                                                                                                           At December 31,
                                                    2002                           2001                          2000
                                                          Percent of                    Percent of                    Percent of
                                            Amount        Total loans     Amount       Total loans      Amount       Total loans
                                            ------        -----------     ------       -----------      ------       -----------
                                                                          (Dollars in thousands)

  Real estate loans:
   Permanent
      One- to four-family                $  889,199          56.02%    $  984,141          65.38%    $  618,112          65.22%
      Multifamily                            79,760           5.05         60,691           4.06         24,085           2.54
      Nonresidential                        236,581          14.99        153,368          10.25        137,976          14.56
      Land                                    5,812           0.37         11,432           0.76          5,172           0.55
                                         ----------     ----------     ----------     ----------     ----------     ----------
         Total permanent                  1,211,352          76.43      1,209,632          80.44        785,345          82.87

   Construction loans:
      One- to four-family                   122,234           7.74        115,853           7.74         57,955           6.11
      Multifamily and nonresidential         35,600           2.26         26,883           1.80         11,389           1.20
                                         ----------     ----------     ----------     ----------     ----------     ----------
         Total construction                 157,834          10.00        142,736           9.54         69,344           7.31
                                         ----------     ----------     ----------     ----------     ----------     ----------

  Total real estate loans                 1,369,186          86.43      1,352,368          89.98        854,689          90.18

  Consumer loans
   Home equity                              109,671           6.94         48,671           3.25         20,147           2.13
   Auto                                      36,052           2.28         21,703           1.45          5,171           0.55
   Education                                     --             --          5,280           0.35          3,850           0.40
   Other (1)                                  9,797           0.63         35,095           2.34         29,177           3.08
                                         ----------     ----------     ----------     ----------     ----------     ----------
     Total consumer                         155,520           9.85        110,749           7.40         58,345           6.16

  Commercial loans                           58,639           3.72         39,226           2.62         34,657           3.66
                                         ----------     ----------     ----------     ----------     ----------     ----------

  Total loans                             1,583,345         100.00%     1,502,343         100.00%       947,691         100.00%
                                                        ==========                    ==========                    ==========

  Less net items                            105,132                        95,864                        71,038
                                         ----------                    ----------                    ----------

      Total loans, net                   $1,478,213                    $1,406,479                    $  876,653
                                         ==========                    ==========                    ==========


                                                     1999                         1998
                                                        Percent of                     Percent of
                                             Amount     total loans       Amount      Total loans
                                            -------     -----------       ------      -----------
                                                           (Dollars in thousands)
  Real estate loans:
   Permanent
      One- to four-family                 $  546,888          70.92%    $  516,767          73.84%
      Multifamily                              7,838           1.02          8,172           1.17
      Nonresidential                         116,690          15.13         65,756           9.39
      Land                                       299           0.04            190           0.03
                                          ----------     ----------     ----------     ----------
         Total permanent                     671,715          87.11        590,885          84.43

   Construction loans:
      One- to four-family                     27,486           3.57         25,691           3.67
      Multifamily and nonresidential           1,637           0.21            833           0.12
                                          ----------     ----------     ----------     ----------
         Total construction                   29,123           3.78         26,524           3.79
                                          ----------     ----------     ----------     ----------

  Total real estate loans                    700,838          90.89        617,409          88.22

  Consumer loans
   Home equity                                19,151           2.48         18,321           2.62
   Auto                                        1,130           0.15          1,603           0.23
   Education                                   3,860           0.50          3,993           0.57
   Other (1)                                  18,998           2.46         17,856           2.55
                                          ----------     ----------     ----------     ----------
     Total consumer                           43,139           5.59         41,773           5.97

  Commercial loans                            27,119           3.52         40,637           5.81
                                          ----------     ----------     ----------     ----------

  Total loans                                771,096         100.00%       699,819         100.00%
                                                         ==========                    ==========

  Less net items                              48,009                        42,321
                                          ----------                    ----------

      Total loans, net                    $  723,087                    $  657,498
                                          ==========                    ==========

----------------------------

(1) Consists of overdraft protection loans and loans to individuals secured by demand accounts, deposits, boats and one- to four-family residences.

            LOAN MATURITY. The following table sets forth certain information as of December 31, 2002, regarding the dollar amount of loans maturing in Home Savings' portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings' consent. The table does not include the effects of possible prepayments or scheduled repayments.


                                             Principal repayments contractually due in the
                                             ---------------------------------------------
                                                        years ended December 31,
                                                        ------------------------
                                                                           2008 and
                                            2003         2004-2007        thereafter     Total
                                            ----         ---------       ------------    -----
                                                               (In thousands)
Construction loans:
     One-to-four family                   $ 26,259       $ 23,615       $ 72,360       $122,234
     Multifamily and nonresidential          1,287          9,870         24,443         35,600

Commercial loans                            28,029         25,436          5,174         58,639

        The next table sets forth the dollar amount of all loans due after December 31, 2003, which have fixed or adjustable interest rates:

                                       Due after December 31, 2003
                                       ---------------------------
                                             (In thousands)
                                             --------------
Fixed rate                                    $   83,412
Adjustable rate                                   77,486
                                                --------
                                               $ 160,898

        LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of Home Savings is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family homes, located within Home Savings' primary market area. At December 31, 2002, Home Savings' one- to four-family residential real estate loans totaled approximately $889.2 million, or 56.0% of total loans. At December 31, 2002, $7.5 million, or 0.85%, of Home Savings' one-to four-family loans were nonperforming.

        OTS regulations and Ohio law limit the amount which Home Savings may lend in relationship to the appraised value of the real estate and improvements that secure the loan at the time of loan origination. In accordance with such regulations, Home Savings makes loans on one- to four-family residences of up to 97% of the value of the real estate and improvements thereon (LTV), although the majority of such loans have LTVs of 80% or less. Loans on single-family, owner-occupied residences located in low-income or moderate-income census tracts are granted up to a 97% LTV, although Home Savings requires private mortgage insurance on the portion of the principal amount that exceeds 85% of the appraised value of the property securing the loan.

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

        At December 31, 2002, loans secured by multifamily properties totaled approximately $79.8 million, or 5.1% of total loans. The largest loan had a principal balance of $4.9 million and was performing according to its terms. There was approximately $138,000 in multifamily loans that were considered nonperforming at December 31, 2002.

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

At December 31, 2002, Home Savings' largest loan secured by nonresidential real estate had a balance of $11.4 million and was performing according to its terms. At December 31, 2002, approximately $236.6 million, or 15.0%, of Home Savings' total loans were secured by mortgages on nonresidential real estate, of which $1.6 million was considered nonperforming at December 31, 2002.

        CONSTRUCTION LOANS. Home Savings makes loans for the construction of one- to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a speculative (unsold) basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. Construction loans for one- to four-family residences have LTVs of up to 95%, and construction loans for commercial, multifamily and nonresidential properties have LTVs of up to 75%, with the value of the land included as part of the owner's equity. At December 31, 2002, Home Savings had approximately $157.8 million, or 10.0% of its total loans, invested in construction loans, including $122.2 million in one- to four-family residential construction and approximately $35.6 million in multifamily and nonresidential construction loans.

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

        Nonperforming construction loans at December 31, 2002 amounted to $3.1 million.

        Home Savings also originates a limited number of loans secured by vacant land for the construction of single-family houses. Home Savings' land loans are generally fixed-rate loans for terms up to five years and require a LTV of 75% or less. At December 31, 2002, approximately $5.8 million, or 0.37%, of Home Savings' total loans were secured by land loans made to individuals intending primarily to construct and occupy single-family residences on the properties.

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

        At December 31, 2002, Home Savings had approximately $58.6 million, or 3.7% of total loans, invested in commercial loans. The majority of these loans are secured by a security interest in inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings also originates unsecured commercial loans including lines of credit for periods of less than 12 months, short-term loans and, occasionally, term loans for periods of up to 36 months. These loans are underwritten based on the creditworthiness of the borrowers and the guarantors. As a result of the addition of experienced loan personnel and the implementation of enhanced underwriting procedures, Home Savings intends to increase its unsecured commercial loan volume in the future.

        Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

        Nonperforming commercial loans at December 31, 2002 amounted to $952,000.

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

        For new automobiles, loans are originated for up to 100% of the MSRP value of the car with terms of up to 66 months, and for used automobiles, loans are made for up to the average trade value of the car model and a term of up to five years. All automobile loans are originated indirectly by approved auto dealerships. At December 31, 2002, automobile loans amounted to $36.1 million, or 23.2%, of Home Savings' consumer loan portfolio.

        Home Savings makes closed-end home equity loans in an amount which, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans are typically secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable and fixed rates of interest. Fixed-rate home equity loans have terms of ten years but can be called after five years. Rate adjustments on adjustable home equity loans are determined by adding a 3.0% margin for loans on one- to four-family residences of up to 80% LTV or by adding a 4.0% margin for loans on one- to four-family residences of up to 90% LTV to the one-year U.S. Treasury index. At December 31, 2002, approximately $109.7 million, or 70.6%, of Home Savings' consumer loan portfolio consisted of home equity loans.

        Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment, and other adverse economic conditions. Although Home Savings has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase. Nonperforming consumer loans as a percentage of outstanding consumer loans amounted to 0.46%, 0.39% and 0.79% at December 31, 2002, 2001 and 2000,
respectively.

        At December 31, 2002, Home Savings had approximately $155.5 million, or 9.85% of its total loans, invested in consumer loans. Home Savings anticipates a moderate increase in its consumer loan portfolio in the future as a result of increased cross-selling efforts to existing customers.

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

        Each of Home Savings' 34 offices and 4 loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings' Underwriting Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by one of Home Savings' in-house licensed appraisers or an approved fee appraiser. For certain large nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by Home Savings' chief appraiser. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Commercial, residential and nonresidential real estate loans up to $1.0 million may be approved by an authorized executive officer. Loan requests of $1.0 million to $15.0 million require the approval of the Loan Committee. All loans of $15.0 million or more require approval by three executive officers and a majority of the Board.

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


        LOAN ORIGINATIONS AND PURCHASES AND SALE OF MORTGAGE LOANS. Historically, Home Savings has originated substantially all of the loans in its portfolio and has held them until maturity. Nevertheless, Home Savings' residential loans are generally made on terms and conditions and documented to conform to the secondary market guidelines for sale to the Federal Home Loan Mortgage Company (FHLMC) and other institutional investors in the secondary market. Education loans are sold, once the borrower leaves school, to the Student Loan Marketing Association. Home Savings does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration, but it has purchased such loans as well as participation interests in such loans.

        In June 2002, Home Savings securitized and sold $107.9 million in fixed rate single family mortgage loans, and sold an additional $226.6 million of fixed rate mortgage loans during 2002. Home Savings generally retains the servicing rights on the sale of loans originated in the geographic area surrounding its full service branches, and sells loans generated by its loan production offices servicing released. Home Savings anticipates continued participation in the secondary mortgage loan market to maintain its desired risk profile.

        At December 31, 2002, Home Savings had $31.3 million of outstanding commitments to originate loans and $130.5 million available to borrowers under consumer and commercial lines of credit. At December 31, 2002, Home Savings had $54.5 million in undisbursed funds related to construction loans in process.

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

        Based on such limits, Home Savings could lend approximately $24.5 million to one borrower at December 31, 2002. The largest amount Home Savings had outstanding to one borrower at December 31, 2002, was $17.5 million, which consisted of two loans secured by first mortgages on commercial buildings. At December 31, 2002, these loans were performing in accordance with their terms.

        DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. Home Savings attempts to maintain a high level of asset quality through sound underwriting policies and aggressive collection practices.

        The Collections Department of Home Savings uses a collection program to monitor and review the status of loans. When a loan payment has not been made by the sixteenth of the month, a past due notice is sent to the customer. Once a loan is 20 days delinquent, the account is turned over to a collector, who will continue to try to bring the loan current through telephone calls, personal visits and letters until the loan has been delinquent 60 to 75 days. If the loan has not been brought current by the 75th day, the loan will be reviewed for foreclosure consideration. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding balance in relation to the original indebtedness, the extent of the delinquency, the borrower's ability and willingness to cooperate in curing the delinquency and any environmental issues that may need to be addressed. Once the foreclosure is approved by the Collection Manager, the Vice President of Loan Administration and the Executive Committee, it is turned over to outside legal counsel.

        The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                   At December 31,
                                     ----------------------------------------------------------------------------
                                                     2002                                    2001
                                                     ----                                    ----
                                                               Percent of                              Percent of
                                                                 total                                   total
                                      Number        Amount       loans        Number        Amount       loans
                                      ------        ------       ------       ------        ------       -----
                                                                 (Dollars in thousands)
  Loans delinquent for:
     30-59 days                          364       $21,757       1.38%           348       $18,450       1.22%
     60-89 days                          126         5,852       0.37            127         4,848       0.32
     90 days or over                     207        14,424       0.91            237        10,889       0.72
                                     -------       -------       ----        -------       -------       ----
        Total delinquent loans           697       $42,033       2.66%           712       $34,187       2.26%
                                     =======       =======       ====        =======       =======       ====

        Nonperforming assets include nonaccruing loans, restructured loans, real estate acquired by foreclosure or by deed-in-lieu thereof and repossessed assets.

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

        The following table sets forth information with respect to Home Savings' nonperforming loans and other assets at the dates indicated:

                                                                                             At December 31,
                                                                               ---------------------------------------------
                                                                                 2002             2001            2000
                                                                                 ----             ----            ----
                                                                                         (Dollars in thousands)
Nonperforming loans:
  Nonaccrual loans
     Real estate loans:
        One- to four-family                                                    $ 7,567          $ 5,813          $ 2,966
        Multifamily and nonresidential                                           2,049              775            3,019
        Construction (net of loans in process) and land                          3,141            3,398            1,741
                                                                               -------          -------          -------
           Total real estate loans                                              12,757            9,986            7,726
     Consumer                                                                      715              434              457
     Commercial                                                                    952              469            1,360
                                                                               -------          -------          -------
           Total nonaccrual loans                                               14,424           10,889            9,543
  Restructured real estate loans                                                 1,271            1,572              208
                                                                               -------          -------          -------
           Total nonperforming loans                                            15,695           12,461            9,751

Real estate acquired through foreclosure and other repossessed assets            1,150              477              359
                                                                               -------          -------          -------
           Total nonperforming assets                                          $16,845          $12,938          $10,110
                                                                               =======          =======          =======

Nonperforming loans as a percent of total loans                                   1.01%            0.89%            1.10%
Nonperforming assets as a percent of total assets                                 0.83             0.67             0.77

Allowance for loan losses as a percent of nonperforming loans                    97.62            92.13            67.79

Allowance for loan losses as a percent of total loans before allowance            1.01             0.81             0.74

                                                                                         At December 31,
                                                                                    ------------------------
                                                                                      1999            1998
                                                                                      ----            ----
                                                                                     (Dollars in thousands)
Nonperforming loans:
  Nonaccrual loans
     Real estate loans:
        One- to four-family                                                         $ 2,923          $ 3,655
        Multifamily and nonresidential                                                   82              378
        Construction (net of loans in process) and land                                 272              233
                                                                                    -------          -------
           Total real estate loans                                                    3,277            4,266
     Consumer                                                                           132              317
     Commercial                                                                         206            1,146
                                                                                    -------          -------
           Total nonaccrual loans                                                     3,615            5,729
  Restructured real estate loans                                                        317            1,832
                                                                                    -------          -------
           Total nonperforming loans                                                  3,932            7,561

Real estate acquired through foreclosure and other repossessed assets                   157               78
                                                                                    -------          -------
           Total nonperforming assets                                               $ 4,089          $ 7,639
                                                                                    =======          =======

Nonperforming loans as a percent of total loans                                        0.54%            1.15%
Nonperforming assets as a percent of total assets                                      0.30             0.59

Allowance for loan losses as a percent of nonperforming loans                        164.86            84.62

Allowance for loan losses as a percent of total loans before allowance                 0.88             0.96

        For 2002, approximately $597,000 in additional interest income would have been recorded had nonaccrual and restructured loans been accruing pursuant to contractual terms. During 2002, interest collected on such loans and included in net income was approximately $386,000.

        Nonperforming assets increased approximately $3.9 million, or 30.2%, to $16.8 million at December 31, 2002, from $12.9 million at December 31, 2001. This increase is due to a variety of factors, including loans acquired from Potters in 2002, and is not due to a single relationship. At December 31, 2002, total nonaccrual and restructured loans accounted for 1.01% of net loans receivable, compared to 0.89% at December 31, 2001. Total nonperforming assets were 0.83% of total assets as of December 31, 2002, an increase of 0.16% from 0.67% as of December 31, 2001.

        Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of cost or fair value as of the date of acquisition. After foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 2002, the carrying value of real estate acquired in settlement of loans was $972,000 and consisted of thirteen single-family properties, one non-residential property and one property secured by land.

        In addition to the nonperforming loans identified above, other loans may be identified as having potential credit problems that result in those loans being classified by our internal loan review function. These potential problem loans, which have not exhibited the more severe weaknesses generally present in nonperforming loans, amounted to $3.5 million, net of applicable reserves, at December 31, 2002.

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

            The following table sets forth an analysis of Home Savings' allowance for loan losses for the periods indicated:

                                                                                    Year ended December 31,
                                                                -------------------------------------------------------------
                                                                   2002         2001         2000         1999        1998
                                                                   ----         ----         ----         ----        ----
                                                                                       (Dollars in thousands)
Balance at beginning of period                                  $ 11,480     $  6,553     $  6,405     $  6,398     $  5,982
Provision for loan losses                                          3,578        2,495          300          100          650
Charge-offs:
   Real estate                                                      (347)         (89)         (83)         (60)         (47)
   Consumer                                                         (410)        (283)         (38)         (65)         (72)
   Commercial                                                     (1,210)         (55)         (80)          --         (151)
                                                                --------     --------     --------     --------     --------
      Total charge-offs                                           (1,967)        (427)        (201)        (125)        (270)
                                                                --------     --------     --------     --------     --------

Recoveries:
   Real estate                                                        71           13           17           21           25
   Consumer                                                           65           10            9            9           10
   Commercial                                                          3            9           23            2            1
                                                                --------     --------     --------     --------     --------
      Total recoveries                                               139           32           49           32           36
                                                                --------     --------     --------     --------     --------


Net recoveries (charge-offs)                                      (1,828)        (395)        (152)         (93)        (234)

Acquisition of Industrial                                             --        2,795           --           --           --

Acquisition of Potters                                             1,869           --           --           --           --
                                                                --------     --------     --------     --------     --------

Balance at end of year                                          $ 15,099     $ 11,480     $  6,553     $  6,405     $  6,398
                                                                ========     ========     ========     ========     ========
Ratio of net charge-offs
   to average net loans                                            (0.12)%      (0.03)%      (0.02)%      (0.01)%      (0.04)%

Ratio of net charge-offs to  recovery of loan loss allowances     (12.11)%     (14.55)%     (50.67)%     (93.00)%     (36.00)%

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


                                                                        At December 31,
                              ---------------------------------------------------------------------------------------------------
                                         2002                            2001                             2000
                                         ----                            ----                             ----

                                          Percent of loans in               Percent of loans in              Percent of loans in
                                             each category                     each category                    each category
                                Amount       to total loans       Amount       to total loans      Amount       to total loans
                                ------    -------------------     ------    -------------------    ------    ------------------
                                                                     (Dollars in thousands)
Real estate loans              $11,017            72.97%         $ 8,339           72.64%         $ 4,117           62.83%
Consumer loans                   1,947            12.89              975            8.49              566            8.64
Commercial loans                 2,135            14.14            2,166           18.87            1,870           28.54
                               -------          -------          -------         -------          -------         -------
         Total                 $15,099           100.00%         $11,480          100.00%         $ 6,553          100.00%
                               =======          =======          =======         =======          =======         =======

                                                           At December 31,
                              --------------------------------------------------------------------------
                                         1999                                   1998
                                         ----                                   ----

                                             Percent of loans in                     Percent of loans in
                                                each category                           each category
                                  Amount        to total loans         Amount          to total loans
                                  ------     -------------------       ------       --------------------
                                                         (Dollars in thousands)
Real estate loans                 $4,182             65.29%            $4,220               65.96%
Consumer loans                       555              8.67                611                9.55
Commercial loans                   1,668             26.04              1,567               24.49
                                  ------            ------             ------              ------
         Total                    $6,405            100.00%            $6,398              100.00%
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

        HOME SAVINGS INVESTMENT ACTIVITY. Federal regulations and Ohio law permit Home Savings to invest in various types of marketable securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities, and certain other specified investments. The Board has adopted an investment policy which authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Federal National Mortgage Association (FNMA), FHLMC, Government National Mortgage Association (GNMA), as well as private issuers, investment-grade municipal obligations, creditworthy, unrated securities issued by municipalities in which an office of Home Savings is located, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers' acceptances, federal funds and money market funds. Home Savings' investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety. The investment activities of Home Savings are supervised by Home Savings' Asset/Liability Committee and investment purchases are monitored weekly by the Executive Committee.

        Home Savings maintains a significant portfolio of mortgage-related securities and CMOs, which are rated the highest credit quality by a nationally recognized rating agency. Mortgage-related securities are issued by FNMA, GNMA and FHLMC. Mortgage-related securities generally entitle Home Savings to receive a portion of the cash flows from an identified pool of mortgages. GNMA securities, FNMA securities and a majority of Home Savings' FHLMC securities are guaranteed by the issuing agency as to timely payment of principal and interest. The balance of Home Savings' FHLMC securities are guaranteed as to timely payment of interest and eventual payment of principal. The CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage-related securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral are generally divided into tranches or classes which have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages, as opposed to pass through mortgage-related securities where cash flows are distributed pro rata to all security holders. In contrast to mortgage-related securities from which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-related securities resulting from unexpected prepayment activity.

        Home Savings is exposed to prepayment risk and reinvestment risk to the extent that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Mortgage- related securities enable Home Savings to generate positive interest rate spreads with minimal administrative expense and reduce credit risk due to either guarantees provided by the issuer or the high credit rating by the rating agency. Mortgage- related securities classified as available for sale also provide Home Savings with an additional source of liquid funds. Home Savings also invests in investment grade corporate notes which mature within three years or less. The notes, which include debentures and collateralized notes, generally provide a spread above the risk-free rate afforded by comparable maturity U.S. Treasury securities.

        BUTLER WICK INVESTMENT ACTIVITY. Butler Wick holds securities through three subsidiaries, Butler Wick & Co., Inc., Butler Wick Trust Company and Butler Wick Asset Management. Butler Wick & Co., Inc. invests in municipal securities and, to a lesser extent, government agency securities for sale to clients. These securities are held as available for sale. Butler Wick & Co., Inc. does not make markets in equity securities.

        In order to qualify as a fiduciary in both the State of Ohio and in the Commonwealth of Pennsylvania, Butler Wick Trust Company deposited United States Government obligations having a principal value of $100,000 with the Federal Reserve Bank for each state. In addition to these deposits, U.S. Government obligations are owned by Butler Wick Trust Company. All of these securities are classified as held to maturity.

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

The maturities of United Community's consolidated available for sale and held to maturity marketable securities at December 31, 2002 excluding FHLB stock, and equity securities, are indicated in the following table:

                                                                         At December 31, 2002
                                                ---------------------------------------------------------------------

                                                                     After one through
                                           One year or less              Five years                         Total
                                         --------------------      --------------------    -----------------------------------
                                         Amortized    Average      Amortized    Average    Amortized         Fair      Average
                                           cost        yield         cost        Yield        cost          value       Yield
                                         ---------   --------      ---------    -------    ---------       -------     -------
                                                                          (Dollars in thousands)
Short-term investments:
  Federal funds                          $12,105       1.16%            --         --        $12,105       $12,105       1.16%
  Eurodollars                             42,774       1.16             --         --         42,774        42,774       1.16
  Money market funds                      21,157       1.27             --         --         21,157        21,157       1.27
  Travelers cash                           1,481       1.33             --         --          1,481         1,481       1.33
  Liquid cash                                241       1.15             --         --            241           241       1.15
                                         -------       ----                                  -------       -------       ----
      Total short-term investments       $77,758       1.19%            --         --        $77,758       $77,758       1.19%
                                         =======       ====                                  =======       =======       ====

Investment securities:
   Available for sale                    $51,032       3.60%       $18,790       3.45%       $69,822       $70,572       3.56%
      Total investment securities        $51,032       3.60%       $18,790       3.45%       $69,822       $70,572       3.56%
                                         =======       ====        =======       ====        =======       =======       ====


The following table sets forth the amortized cost and fair value of United Community's consolidated available for sale and held to maturity marketable securities, FHLB stock, and mortgage-related securities at the dates indicated.

                                                                                  At December 31,
                                                ------------------------------------------------------------------------------------
                                                          2002                                         2001
                                                ------------------------    --------------------------------------------------------
                                                   Fair           % of      Amortized         % of             Fair            % of
                                                  Value          Total         Cost           Total           Value           Total
                                                ---------      ---------    ---------       ----------      ---------        -------
                                                                               (Dollars in thousands)
Available for sale:
    Short-term investments:
        Federal funds                           $ 12,105           3.60%                                    $148,111          38.01%
        Money market funds                        21,157           6.29                                        1,238           0.32
        Eurodollars                               42,774          12.73                                       20,710           5.32
        Other                                      1,722           0.51                                          237           0.06
    FHLB stock                                    21,069           6.27                                       18,760           4.82
    Equity investments                             7,994           2.38                                       11,828           3.04
    Marketable securities:
        U.S. Treasury obligations                  1,636           0.49                                        4,093           1.05
        U.S. Government agency obligations        51,331          15.27                                       21,067           5.41
        Corporate notes                           17,592           5.23                                       14,093           3.62
       Tax exempt municipal bonds                     13           0.01                                           --             --
    Mortgage-related securities:
        FHLMC                                     62,596          18.62                                       15,202           3.90
        FNMA                                      60,322          17.95                                       29,381           7.54
        GNMA                                      14,054           4.18                                        2,701           0.69
        Private issues                            21,730           6.47                                       19,785           5.08
           Total available for sale              336,095         100.00                                      307,206          78.86
                                                --------       --------                                     --------       --------

Held to maturity:
    Mortgage-related securities:
        U.S. Treasury obligations                     --             --         1,197           0.31           1,202           0.31
        U.S. Government agency obligations            --             --           501           0.13             493           0.13
        GNMA                                          --             --         2,391           0.62           2,532           0.65
        FHLMC                                         --             --        50,896          13.20          51,810          13.30
        FNMA                                          --             --        25,511           6.62          26,302           6.75
                                                --------       --------      --------       --------        --------       --------
           Total held to maturity                     --             --        80,496          20.88          82,339          21.14
                                                --------       --------      --------       --------        --------       --------


           Total investment portfolio           $336,095         100.00%     $385,545         100.00%       $389,545         100.00%
                                                ========       ========      ========       ========        ========       ========


                                                                   At December 31,
                                               --------------------------------------------------------
                                                                          2000
                                                -------------------------------------------------------
                                                Amortized        % of             Fair           % of
                                                   Cost          Total           Value           Total
                                                ---------      ---------       ---------        -------
                                                                 (Dollars in thousands)
Available for sale:
    Short-term investments:
        Federal funds                                                          $  2,442           0.73%
        Money market funds                                                          180           0.05
        Eurodollars                                                              19,643           5.85
        Other                                                                       228           0.06
    FHLB stock                                                                   13,793           4.11
    Equity investments                                                            7,411           2.21
    Marketable securities:
        U.S. Treasury obligations                                                 7,526           2.24
        U.S. Government agency obligations                                       37,916          11.30
        Corporate notes                                                          45,592          13.59
       Tax exempt municipal bonds                                                    --             --
    Mortgage-related securities:
        FHLMC                                                                    16,669           4.97
        FNMA                                                                     41,423          12.34
        GNMA                                                                         --             --
        Private issues                                                           33,639          10.02
           Total available for sale                                             226,462          67.48
                                                                               --------       --------

Held to maturity:
    Mortgage-related securities:
        U.S. Treasury obligations                    876           0.26             900           0.27
        U.S. Government agency obligations            --             --              --             --
        GNMA                                       3,599           1.07           3,703           1.10
        FHLMC                                     69,375          20.70          69,560          20.73
        FNMA                                      34,710          10.36          34,966          10.42
                                                --------       --------        --------       --------
           Total held to maturity                108,560          32.39         109,129          32.52
                                                --------       --------        --------       --------


           Total investment portfolio           $335,172         100.00%       $335,591         100.00%
                                                ========       ========        ========       ========

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

        The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

                                               At December 31,2002                For the Year Ended December 31, 2002
                                               -------------------               ---------------------------------------
                                                       Percent       Weighted                      Percent    Weighted
                                                       of total      average       Average        of average   average
                                       Amount          deposits        rate        balance         deposits      rate
                                       ------          --------     ---------      -------        --------    ---------
                                                                   (Dollars in   thousands)

Noninterest bearing demand          $   56,452             3.81%            -%   $   80,969           5.36%            -%
NOW and money market accounts          304,830            20.57          1.57       279,894          18.54          1.9
Savings accounts                       302,276            20.40          1.26       299,048          19.80          1.65
Certificates of deposit                818,343            55.22          3.88       850,054          56.30          4.08
                                    ----------       ----------    ----------    ----------     ----------    ----------

    Total deposits                  $1,481,901           100.00%         2.72%   $1,509,965         100.00%         2.98%
                                    ==========       ==========    ==========    ==========     ==========    ==========



                                      For the Year Ended December 31, 2001        For the Year Ended December 31, 2000
                                    ----------------------------------------     ---------------------------------------
                                                      Percent       Weighted                      Percent      Weighted
                                      Average        of average     average       Average        of average    average
                                      balance         deposits        rate        balance         deposits       rate
                                      --------        --------      --------      --------        --------      ------
                                                                   (Dollars in   thousands)

Noninterest bearing demand          $   55,088             4.73%            -%   $   41,699           4.80%            -%
NOW and money market accounts          184,120            15.81          2.96       145,649          16.77          2.86
Savings accounts                       228,485            19.62          2.28       213,342          24.56          2.47
Certificates of deposit                696,633            59.84          5.36       467,823          53.86          5.55
                                    ----------       ----------    ----------    ----------     ----------    ----------

    Total deposits                  $1,164,326           100.00%         4.12%   $  868,513         100.00%         4.08%
                                    ==========       ==========    ==========    ==========     ==========    ==========

        Total deposits increased by $98.5 million, or 7.12%, from December 31, 2001, to December 31, 2002.

        The following table shows rate and maturity information for Home Savings' certificates of deposit at December 31, 2002:

                                                                     Over            Over
                                                    Up to         1 year to       2 years to
      Rate                                         one year        2 years         3 years        Thereafter         Total
      ----                                         --------        --------        --------       ----------         -----
                                                                         (In thousands)
4.00% or less                                      $340,015        $103,279        $ 37,967        $ 11,492        $492,771
4.01% to 6.00%                                       86,782          22,735          23,488          93,305         226,310
6.01% to 8.00%                                       58,682           5,943          33,103           1,534          99,262
8.01% to 10.00%                                          --              --              --              --              --
                                                   --------        --------        --------        --------        --------
Total certificates of deposit                      $485,479        $131,975        $ 94,558        $106,331        $818,343
                                                   ========        ========        ========        ========        ========
    Percent of total certificates of deposit          59.32%          16.13%          11.56%          12.99%         100.00%

        At December 31, 2002, approximately $485.5 million of Home Savings' certificates of deposit mature within one year. Based on past experience and Home Savings' prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $681.7 million are available from the FHLB of Cincinnati.

        The following table presents the amount of Home Savings' certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2002:

           Maturity                      Amount
           --------                      ------
                                     (In thousands)
Three months or less                    $ 36,778
Over 3 months to 6  months                34,551
Over 6 months to 12 months                30,642
Over 12 months                            65,748
                                        --------
    Total                               $167,719
                                        ========


Based on past experience, management believes that a substantial percentage of the above certificates will be renewed with Home Savings at maturity.

        The following table sets forth Home Savings' deposit account balance activity for the periods indicated:

                                                         Year ended December 31,
                                                   -----------------------------------
                                                      2002                    2001
                                                      -----                    ----
                                                          (Dollars in thousands)
Beginning balance                                  $1,383,418               $  900,413
Net increase in deposits                               53,919                  434,233
                                                   ----------               ----------

Net deposits before interest credited               1,437,337                1,334,646
Interest credited                                      44,564                   48,772
                                                   ----------               ----------

Ending balance                                     $1,481,901               $1,383,418
                                                   ==========               ==========
  Net increase                                     $   98,483               $  483,005
                                                   ==========               ==========

  Percent increase                                       7.12%                   53.64%

        BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, the association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2002, Home Savings was in compliance with the QTL test. Home Savings may borrow up to $681.7 million from the FHLB, and had $183.0 million outstanding advances at December 31, 2002.

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

        Butler Wick offers retail brokerage, asset management, and trust services to clients primarily in northeastern Ohio and western Pennsylvania. In each of these businesses, Butler Wick competes with both regional and national firms. As a full service broker, Butler Wick competes based on personal service rather than price. Butler Wick Asset Management Company and Butler Wick Trust Company are the only such locally owned and managed financial services providers.

                                    EMPLOYEES

        At December 31, 2002, Home Savings and Butler Wick had 605 and 169 full-time equivalent employees, respectively. Home Savings and Butler Wick believe that relations with their employees are good. Home Savings offers health, life and disability benefits to all employees, a 401(k) plan and an employee stock ownership plan for its eligible employees. Home Savings had a defined benefit pension plan, which was terminated effective July 31, 1999. Home Savings offered a post-retirement health plan for its eligible employees. The benefits of this plan were curtailed in 2000. Butler Wick offers health, life and disability benefits to all employees, a 401(k) plan, a profit sharing plan and a retention plan for its eligible employees. None of the employees of Home Savings or Butler Wick are represented by a collective bargaining unit.

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

        Federal law prohibits Home Savings from making a capital distribution to anyone or paying management fees to any person having control of Home Savings if, after such distribution or payment, Home Savings would be undercapitalized. In addition, Home Savings may not pay any dividends if, as a result, its net worth would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. Home Savings must file an application with, and obtain approval from, the OTS (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus Home Savings' retained net income for the preceding two years; (ii) if Home Savings would not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the OTS or the FDIC, or any condition imposed on Home Savings in an OTS-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. In December 2002, Home Savings paid a dividend to United Community of
$30.0 million.

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

        Under federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Home Savings or United Community without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquirer must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company. In addition, any merger of Home Savings must be approved by the OTS as well as the Division. Further, any merger of United Community in which United Community is not the resulting company must also be approved by both the OTS and the Division.

ITEM 2.   DESCRIPTION OF PROPERTY

        The following table sets forth certain information at December 31, 2002, regarding the properties on which the main office, the branch offices and the loan production offices of Home Savings are located:

                                        Owned or              Year           Net book
Location                                leased               opened           value                Deposits
--------                               ---------             ------           ------               --------
                                                                                      (In thousands)
275 Federal Plaza West                  Owned                 1919            $  4,374              $ 81,147
Youngstown, Ohio

32 State Street                         Owned                 1916                 288               101,301
Struthers, Ohio

4005 Hillman Way                        Owned                 1958                 434                96,502
Boardman, Ohio

650 East State Street                   Owned                 1925                 166                85,480
Salem, Ohio

6000 Mahoning Avenue                    Leased                1959                  19                90,259
Austintown, Ohio

7525 Market Street                      Owned                 1971                 583               132,699
Boardman, Ohio

4259 Kirk Road                          Owned                 1975                 528               103,933
Austintown, Ohio

202 South Main Street                   Owned                 1975                 449                94,857
Poland, Ohio

3500 Belmont Avenue                     Owned                 1976                 283                79,864
Youngstown, Ohio

29 North Broad Street                   Owned                 1977                 255                46,563
Canfield, Ohio

980 Great East Plaza                    Leased                1980                  10                30,911
Niles, Ohio

One University Plaza                    Leased                2000                  36                 1,592
1059-1060 Kilcawley Center
Youngstown, Ohio

127 North Market Street                 Owned                 1987                 117                33,365
East Palestine, Ohio

210 West Lincoln Way                    Owned                 1987                 301                20,923
Lisbon, Ohio

2996 McCartney Road                     Leased                2000                 136                 4,947
Youngstown, Ohio

14825 South Avenue Ext                  Owned                 1997                 727                30,045
Columbiana, Ohio

4625 North River Road                   Owned                 2000               1,199                17,298
Warren, Ohio

                                        Owned or              Year           Net book
Location                                leased               opened           value                Deposits
--------                               ---------             ------           ------               --------
                                                                                      (In thousands)
30 East Main Street                        Owned                 1994             1,064              31,683
Ashland, Ohio

203 North Sandusky Street (1)              Owned                 1993                --                 N/A
Bellevue, Ohio

211 North Sandusky Street                  Owned                 1972               728              56,669
Bellevue, Ohio

255 North Main Street                      Owned                 1975               104              15,141
Clyde, Ohio

1500 Bright Road                           Owned                 1993               932              17,077
Findlay, Ohio

321 West State Street                      Owned                 1987               171              17,024
Fremont, Ohio

40 East Main Street                        Owned                 1999               400              11,246
Lexington, Ohio

50 West Main Street (2)                    Owned                 1976               677              49,012
Norwalk, Ohio

51 West Main Street (2)(3)                 Owned                 1992                --                 N/A
Norwalk, Ohio

4112 Milan Road                            Owned                 1988               409              17,536
Sandusky, Ohio

48 East Market Street                      Owned                 1983               342              51,428
Tiffin, Ohio

796 West Market Street                     Owned                 1990               217              10,867
Tiffin, Ohio

301 Myrtle Avenue                          Owned                 1977               200              36,120
Willard, Ohio

121 Blossom Centre                         Leased                                    22               1,080
Willard, Ohio

519 Broadway (4)                           Owned                 1903               466                 N/A
East Liverpool, Ohio

530 Broadway                               Owned                 1982               621              64,084
East Liverpool, Ohio

15575 ST RT 170                            Leased                1983               329              32,359
Calcutta, Ohio

46635 Y & O Road                           Owned                 1975               245              10,324
Glenmoor, Ohio

998 Third Street                           Owned                 2001             1,134               3,281
Beaver, Pennsylvania

7707 Mentor Ave                            Leased                2002               285                 533
Mentor, Ohio

3690 Orange Place                          Leased                2000               181                 N/A
Beachwood, Ohio


6011 Navarre Road, S.W                     Leased                2000                21                 N/A
Canton, Ohio

Pointe View Professional Park              Leased                2000                16                 N/A
4831 Darrow Rd. #106
Stow, Ohio

7330 Southern Blvd                         Leased                1998                52                 N/A
Boardman, Ohio


(1)     Office facility of appraisal staff.
(2)     Book value and deposit totals are combined for the two Norwalk offices.
(3)     Drive-up facility only.
(4)     Office facility for East Liverpool staff.

               The following table sets forth certain information at December 31, 2002, regarding the properties on which the main office and the branch offices of Butler Wick are located:

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


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The information contained in the 2002 Annual Report to Shareholders of United Community (Annual Report) under the caption "Market Price and Dividends" is incorporated herein by reference and attached hereto as part of Exhibit 13.

ITEM 6.   SELECTED FINANCIAL DATA

        The information contained in the Annual Report under the caption "Selected Financial Ratios and Other Data" is incorporated herein by reference and attached hereto as part of Exhibit 13.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe Chizek and Company LLP dated February 7, 2003, are incorporated herein by reference and attached hereto as part of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information contained in the Proxy Statement for the 2003 Annual Meeting of Shareholders of United Community (Proxy Statement), filed with the Securities and Exchange Commission (Commission) on March 25, 2003, under the captions "Election of Directors," "Incumbent Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        The information contained in the Proxy Statement under the captions "Board Meetings, Committees and compensation" and "Compensation of Executive Officers," is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The information contained in the Proxy Statement under the caption "Ownership of UCFC Shares" is incorporated herein by reference.

United Community maintains the United Community Financial Corp. 1999 Long-Term Incentive Plan ("Incentive Plan") and the United Community Financial Corp. Recognition and Retention Plan and Trust Agreement ("RRP") under which it may issue equity securities to its directors, officers and employees in exchange for goods or services. The Incentive Plan and the RRP were approved by United Community's shareholders at the 1999 Special Meeting of Shareholders.

The following table shows, as of December 31, 2002, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Incentive Plan and the RRP, excluding shares issuable upon exercise of outstanding stock options.

                      EQUITY COMPENSATION PLAN INFORMATION

                                        (a)                      (b)                                (c)
-------------------------------------------------------------------------------------------------------------------------------
                               NUMBER OF SECURITIES                             NUMBER OF SECURITIES REMAINING AVAILABLE FOR
                                 TO BE ISSUED UPON         WEIGHTED-AVERAGE                FUTURE ISSUANCE UNDER
                                    EXERCISE OF           EXERCISE PRICE OF   EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES
         PLAN CATEGORY        OUTSTANDING OPTIONS      OUTSTANDING OPTIONS              REFLECTED IN COLUMN (a))
-------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security
holders....................              1,909,615                  $7.01                             1,188 (1)
-------------------------------------------------------------------------------------------------------------------------------


(1)  All of these shares are available for future issuance under the RRP.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained in the Proxy Statement under the caption "Compensation of Executive Officers --Certain Transactions" is incorporated herein by reference.


ITEM 14.  CONTROLS AND PROCEDURES

        Within the 90-day period prior to the filing of this report, an evaluation was carried out by United Community's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community's disclosure controls and procedures are effective. Subsequent to the date of their evaluation, there were no significant changes in United Community's internal controls or in other factors that could significantly affect these controls.


                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c)       EXHIBITS

          3.1        Articles of Incorporation

          3.2        Amended Code of Regulations

          10         Material Contracts

          11         Statement Regarding Computation of Per Share Earnings

          13         Portions of the 2002 Annual Report to Shareholders

          16         Letter regarding change in certifying accountants

          20         Proxy Statement for 2003 Annual Meeting of Shareholders

          21         Subsidiaries of Registrant

          23.1       Crowe, Chizek and Company LLP Consent

          23.2       Deloitte and Touche LLP Consent

          99.1       Independent Auditors' Report from Deloitte and Touche LLP

          99.2       Certification of Financial Statements by Chief Executive
                     Officer

          99.3       Certification of Financial Statements by Chief Financial
                     Officer

(a) FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(b)       REPORTS ON FORM 8-K.  On October 16, 2002, a Form 8-K was filed for
Item 5, Other Events, providing the third quarter financial information news release.

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

    /S/ Douglas M. McKay                                     /S/ Richard M. Barrett
    ----------------------------------------------------     --------------------------------------------------------------------
    Douglas M. McKay, President and Director                 Richard M. Barrett, Director

    Date:  March 19, 2003                                    Date:  March 19, 2003



    /S/ Richard J. Schiraldi                                 /S/ Donald J. Varner
    ----------------------------------------------------     --------------------------------------------------------------------
    Richard J. Schiraldi, Director                           Donald J. Varner, Director

    Date  March 19, 2003                                     Date:  March 19, 2003



    /S/ Herbert F. Schuler, Sr.                              /S/ Patrick A. Kelly
    ----------------------------------------------------     --------------------------------------------------------------------
    Herbert F. Schuler, Sr., Director                        Patrick A. Kelly, Treasurer (Principal Financial Officer)

    Date:  March 19, 2003                                    Date:  March 19, 2003



    /S/ Thomas J. Cavalier
    ----------------------------------------------------
    Thomas J. Cavalier, Director

    Date:  March 19, 2003

                        UNITED COMMUNITY FINANCIAL CORP.



                                  CERTIFICATION

I, Douglas M. McKay, certify that:

1) I have reviewed this annual report on Form 10-K of United Community Financial Corp.

2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period by this annual report;

3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent functions):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Douglas M. McKay
--------------------
Douglas M. McKay
Chief Executive Officer
March 28, 2003

                        UNITED COMMUNITY FINANCIAL CORP.



                                  CERTIFICATION

I, Patrick A. Kelly, certify that:

1) I have reviewed this annual report on Form 10-K of United Community Financial Corp.

2) Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period by this annual report;

3) Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the annual report;

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and
        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

5) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Patrick A. Kelly
--------------------------------------------
Patrick A. Kelly
Chief Financial Officer
March 28, 2003

                                INDEX TO EXHIBITS






Exhibit Number
----------------
3.1   Articles of Incorporation                             Incorporated by reference to the Registration
                                                            Statement on Form S-1 filed by United Community
                                                            on March 13, 1998 (S-1) with the Securities and
                                                            Exchange Commission (SEC), Exhibit 3.1

3.2   Amended Code of Regulations                           Incorporated by reference to the 1998 10-K filed
                                                            by United Community on March 31, 1999, Exhibit 3.2


10.1  The Home Savings and Loan Company of                  Incorporated by reference to the 2001 10-K filed
      Youngstown, Ohio Employee Stock Ownership Plan        by United Community on March 29, 2002, Exhibit 10.1

10.2  Employment Agreement between The Home Savings         Incorporated by reference to the 2000 10-K filed
      and Loan Company of Youngstown, Ohio and              by United Community on March 30, 2001, Exhibit 10.2
      Douglas M. McKay, dated December 29, 2000.


10.3  Employment Agreement between The Home Savings         Incorporated by reference to the 2000 10-K filed
      and Loan Company of Youngstown, Ohio and              by United Community on March 30, 2001, Exhibit 10.3
      Donald J. Varner, dated December 29, 2000.


10.4  Employment Agreement between The Home Savings         Incorporated by reference to the 2000 10-K filed
      and Loan Company of Youngstown, Ohio and              by United Community on March 30, 2001, Exhibit 10.4
      Patrick A. Kelly, dated December 29, 2000.

10.5  Employment Agreement between Butler Wick Corp.        Incorporated by reference to the 1999 10-K filed
      and Thomas J. Cavalier, dated August 12, 1999         by United Community on March 29, 2000, Exhibit 10.5


10.6  Employment Agreement between The Home Savings         Incorporated by reference to the 2000 10-K filed
      and Loan Company of Youngstown, Ohio and David        by United Community on March 30, 2001, Exhibit 10.6
      G. Lodge, dated December 29, 2000.

10.7  Employment Agreement between The Home Savings         Incorporated by reference to the 2000 10-K filed
      and Loan Company of Youngstown, Ohio and              by United Community on March 30, 2001, Exhibit 10.7
      Patrick W. Bevack, dated December 29, 2000.

11    Statement Regarding Computation of Per Share          Incorporated by reference to Note 20 to the
      Earnings                                              Financial Statements included in the Annual
                                                            Report in Exhibit 13

13    Portions of the 2002 Annual Report to Shareholders

20    Proxy Statement for 2003 Annual Meeting of            Incorporated by reference to the Proxy
      Shareholders                                          Statement, filed with the Securities and
                                                            Exchange Commission on March 25, 2003.

21    Subsidiaries of Registrant

23.1  Crowe, Chizek and Company LLP Consent

23.2  Deloitte and Touche LLP Consent

99.1 Independent Auditors' Report from Deloitte and Touche LLP

99.2  Certification of Financial Statements by Chief
      Executive Officer

99.3  Certification of Financial Statements by Chief
      Financial Officer