Form 10-Q
period 2003-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2003-05-14
CIK 707886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003


[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934


                  For the transition period from _____ to _____

                         Commission File Number 0-24399

                        UNITED COMMUNITY FINANCIAL CORP.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                 34-1856319
              ------------------------------------------------
   (State or other jurisdiction of               (IRS Employer
   incorporation or organization)            Identification Number)

         275 Federal Plaza West
            Youngstown, Ohio                       44503-1203
            ----------------                       ----------
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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
                     Yes    X              No
                         --------             ------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                  34,420,265 common shares as of April 30, 2003

                                TABLE OF CONTENTS



PART I.  FINANCIAL INFORMATION                                                                          PAGE

     Item 1.  Financial Statements

              Consolidated Statements of Financial Condition as of March 31, 2003 (Unaudited)
              and December 31, 2002....................................................................   1

              Consolidated Statements of Income for the Three Months Ended
              March 31, 2003 and 2002 (Unaudited)......................................................   2

              Consolidated Statements of Cash Flows for the Three Months Ended
              March 31, 2003 and 2002 (Unaudited)......................................................   3

              Notes to Consolidated Financial Statements ..............................................   4 - 6

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations............................................   7-10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk...............................   11

     Item 4.  Controls and Procedures..................................................................   11

PART II. OTHER INFORMATION.............................................................................   12

Signatures.............................................................................................   13

Certifications.........................................................................................   14-15

EXHIBITS...............................................................................................   16-18

                        UNITED COMMUNITY FINANCIAL CORP.
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                          March 31,      December 31,
                                                                                            2003             2002
                                                                                         (unaudited)
                                                                                         -----------     -----------
                                                                                                (In thousands)
ASSETS:
Cash and deposits with banks                                                             $    36,404     $    33,178
Federal funds sold and other                                                                  17,985          77,758
                                                                                         -----------     -----------
     Total cash and cash equivalents                                                          54,389         110,936
                                                                                         -----------     -----------
Securities:
  Trading, at fair value                                                                      19,938           5,060
  Available for sale, at fair value                                                          290,101         237,268
Loans, net (including allowance for loan losses of $15,584 and $15,099, respectively)      1,478,930       1,478,213
Loans held for sale, net                                                                      36,550          45,825
Margin accounts                                                                               13,961          14,809
Federal Home Loan Bank stock                                                                  21,276          21,069
Premises and equipment                                                                        20,537          20,002
Accrued interest receivable                                                                    9,472           9,558
Real estate owned                                                                              1,236             994
Goodwill                                                                                      33,593          33,593
Core deposit intangible                                                                        4,711           5,101
Other assets                                                                                   9,139           7,703
                                                                                         -----------     -----------
     TOTAL ASSETS                                                                        $ 1,993,833     $ 1,990,131
                                                                                         ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Deposits                                                                                 $ 1,468,929     $ 1,481,901
Other borrowed funds                                                                         228,301         210,024
Advance payments by borrowers for taxes and insurance                                          7,851           5,996
Accrued interest payable                                                                       1,290           1,126
Accrued expenses and other liabilities                                                        17,266          16,515
                                                                                         -----------     -----------
     TOTAL LIABILITIES                                                                     1,723,637       1,715,562
                                                                                         -----------     -----------

SHAREHOLDERS' EQUITY:
Preferred stock-no par value; 1,000,000 shares authorized and unissued
  at March 31, 2003                                                                                -               -
Common stock-no par value; 499,000,000 shares authorized; 37,802,081
   and 37,803,269 shares issued, respectively                                                138,391         138,207
Retained earnings                                                                            174,637         172,080
Other comprehensive income                                                                     1,879           2,363
Unearned stock compensation                                                                  (18,834)        (19,724)
Treasury stock, at cost, 3,387,116 and 2,558,214 shares, respectively                        (25,877)        (18,357)
                                                                                         -----------     -----------
     TOTAL SHAREHOLDERS' EQUITY                                                              270,196         274,569
                                                                                         -----------     -----------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $ 1,993,833     $ 1,990,131
                                                                                         ===========     ===========

See Notes to Consolidated Financial Statements.

            UNITED COMMUNITY FINANCIAL CORP.
            CONSOLIDATED STATEMENTS OF INCOME
                       (unaudited)


                                                         For the Three Months Ended
                                                        March 31,            March 31,
                                                          2003                 2002
                                                        --------             --------
                                                 (Dollars in thousands, except per share data)
INTEREST INCOME
    Loans                                               $ 25,914             $ 26,974
    Loans held for sale                                      496                  114
    Securities:
      Trading                                                 72                   33
      Available for sale                                   2,694                1,840
      Held to maturity                                         -                1,267
    Margin accounts                                          171                  220
    FHLB stock dividend                                      208                  208
    Other interest-earning assets                            186                  607
                                                        --------             --------
         Total interest income                            29,741               31,263
INTEREST EXPENSE
    Interest expense on deposits                           9,029               12,108
    Interest expense on other borrowed funds               2,203                2,785
                                                        --------             --------
         Total interest expense                           11,232               14,893
                                                        --------             --------
NET INTEREST INCOME                                       18,509               16,370
PROVISION FOR LOAN LOSS ALLOWANCES                           696                  696
                                                        --------             --------
NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSS ALLOWANCES                                  17,813               15,674
                                                        --------             --------
NONINTEREST INCOME
    Commissions                                            3,175                3,382
    Service fees and other charges                         1,800                1,898
    Underwriting and investment banking                      118                   33
    Net gains (losses):
      Securities                                             496                  582
      Trading securities                                    (148)                  23
      Loans sold                                           2,010                  776
      Other                                                  (59)                  (1)
    Other income                                             583                1,065
                                                        --------             --------
         Total noninterest income                          7,975                7,758
                                                        --------             --------
NONINTEREST EXPENSES
    Salaries and employee benefits                        10,901                9,723
    Occupancy                                                829                  673
    Equipment and data processing                          2,344                1,819
    Franchise tax                                            488                  506
    Advertising                                              587                  393
    Amortization of core deposit intangible                  389                  638
    Other expenses                                         2,617                3,000
                                                        --------             --------
         Total noninterest expenses                       18,155               16,752
                                                        --------             --------
INCOME BEFORE INCOME TAXES                                 7,633                6,680
INCOME TAXES                                               2,653                2,425
                                                        --------             --------
NET INCOME                                              $  4,980             $  4,255
                                                        ========             ========
COMPREHENSIVE INCOME                                    $  4,174             $  3,549

EARNINGS PER SHARE:
   Basic and diluted                                    $   0.16             $   0.13

See Notes to Consolidated Financial Statements.

                        UNITED COMMUNITY FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended March 31,
                                                                            -------------------------------
                                                                               2003                  2002
                                                                            ---------             ---------
                                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $   4,980             $   4,255
    Adjustments to reconcile net income to net cash
     from operating activities:
         Provision for loan loss allowances                                       696                   696
         Net gains                                                             (2,447)               (1,358)
         Amortization of premiums (accretion of discounts)                      1,250                   (25)
         Depreciation                                                             948                   529
         ESOP compensation                                                        647                   553
         Amortization of restricted stock compensation                            427                   469
         FHLB stock dividends                                                    (208)                 (208)
         (Increase) decrease in trading securities                            (14,878)                1,838
         Decrease in margin accounts                                              848                   672
         Decrease (increase) in interest receivable                                86                  (846)
         (Increase) decrease in prepaid and other assets                       (1,906)                7,285
         Increase (decrease) in interest payable                                  164                   (28)
         Decrease in loans held for sale                                        9,275                13,382
         Proceeds from sale of loans held for sale                            115,659                53,278
         Increase (decrease) in other liabilities                               1,012                (2,572)
                                                                            ---------             ---------
              Net cash from operating activities                              116,553                77,920
                                                                            ---------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from principal repayments and maturities of:
         Securities held to maturity                                                -                 8,661
         Securities available for sale                                         42,720                23,118
    Proceeds from sale of:
         Securities available for sale                                          8,242                 4,571
         Real estate owned                                                         18                   152
         Fixed assets                                                               -                    18
    Purchases of:
         Securities available for sale                                       (104,859)              (54,296)
         Securities held to maturity                                                -                  (500)
    Net principal disbursed on loans                                          (77,509)              (88,950)
    Loans purchased                                                           (37,726)               (5,450)
    Purchases of premises and equipment                                        (1,477)                 (606)
                                                                            ---------             ---------
              Net cash from investing activities                             (170,591)             (113,282)
                                                                            ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Net increase in NOW, savings and money market accounts                 13,488                23,220
        Net (decrease) increase in certificates of deposit                    (26,186)               13,046
        Net increase (decrease) in advance payments by borrowers
          for taxes and insurance                                               1,855                (2,393)
        Proceeds from FHLB advances and other long term debt                        -                 1,239
        Repayment of FHLB advances and other long term debt                       (48)              (40,001)
        Net change in other borrowed funds                                     18,325                (5,808)
        Dividends paid                                                         (2,382)               (2,419)
        Proceeds from the exercise of stock options                               335                     -
        Purchase of treasury stock                                             (7,896)                 (725)
                                                                            ---------             ---------
              Net cash from financing activities                               (2,509)              (13,841)
                                                                            ---------             ---------
(Decrease) increase in cash and cash equivalents                              (56,547)              (49,203)
Cash and cash equivalents, beginning of period                                110,936               205,883
                                                                            ---------             ---------
Cash and cash equivalents, end of period                                    $  54,389             $ 156,680
                                                                            =========             =========

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
      Interest on deposits and borrowings                                   $  11,395             $  14,921
      Income taxes                                                                720                   380
Supplemental schedule of noncash activities:
    Transfers from loans to real estate owned                                     317                   879

See Notes to Consolidated Financial Statements.

                        UNITED COMMUNITY FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   STOCK COMPENSATION

      Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of FASB Statement No. 123 to measure expense for options granted after 1994, using an option pricing model to estimate fair value.

    Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                                 For the Three Months
                                                                   Ended March 31,
                                                                 2003           2002
-----------------------------------------------------------------------------------------
                                                                  (In thousands)
Net income as reported                                          $ 4,980           $4,255
Deduct: Stock-based compensation expense
   determined under fair value method                             2,201            1,411
-----------------------------------------------------------------------------------------
Pro Forma net income                                            $ 2,779           $2,844
-----------------------------------------------------------------------------------------

Basic earnings per share as reported                            $  0.16           $ 0.13
Pro Forma basic earnings per share                              $  0.09           $ 0.09

Diluted earnings per share as reported                          $  0.16           $ 0.13
Pro forma diluted earnings per share                            $  0.09           $ 0.09
-----------------------------------------------------------------------------------------


    The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                              2003            2002
-----------------------------------------------------------------------------------------
Dividend yield                                                3.34%          4.00%
Expected stock price volatility                              48.31%         38.31%
Risk-free interest rate                                       3.98%          5.01%
Expected option life (In years)                                 10             10
-----------------------------------------------------------------------------------------



2.   BASIS OF PRESENTATION

United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. Home Savings has 34 full service offices and four loan production offices throughout northern Ohio and western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for three wholly owned subsidiaries:
Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Through these subsidiaries, Butler Wick's business includes investment brokerage services, which it has conducted for over 70 years, and a network of integrated financial services, including asset management, trust and estate services, public finance and insurance. Butler Wick and its subsidiaries have eleven full service offices and two trust offices throughout northern Ohio and western Pennsylvania.

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

The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, contained in United Community's Form 10-K for the year ended December 31, 2002.


3.   SEGMENT INFORMATION

United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and corporate banking services. Investment advisory services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three months ended March 31, 2003 and 2002 are as follows:

                        THREE MONTHS ENDED MARCH 31, 2003

                                                             Retail            Investment
                                                             Banking        Advisory Services        Eliminations          Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
Interest income                                             $ 29,906                 $ 258              $(423)            $ 29,741
Interest expense                                              11,611                    44               (423)              11,232
Provision for loan loss                                          696                     -                                     696
                                                         ------------          ------------         ------------       ------------
Net interest income after
   provision for loan loss                                    17,599                   214                                  17,813
Non-interest income                                            3,318                 4,657                                   7,975
Non-interest expense                                          13,221                 4,934                                  18,155
                                                         ------------          ------------         ------------       ------------
Income before tax                                              7,696                   (63)                                  7,633
Income tax expense                                             2,675                   (22)                                  2,653
                                                         ------------          ------------         ------------       ------------
Net income                                                   $ 5,021                 $ (41)             $   -             $  4,980
                                                         ============          ============         ============       ============


                        THREE MONTHS ENDED MARCH 31, 2002

                                                             Retail            Investment
                                                             Banking        Advisory Services        Eliminations          Total
----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
Interest income                                             $ 31,448                 $ 266              $(451)            $31,263
Interest expense                                              15,283                    61               (451)             14,893
Provision for loan loss                                          696                     -                  -                 696
                                                         ------------          ------------         ------------       ------------
Net interest income after
   provision for loan loss                                    15,469                   205                  -              15,674
Non-interest income                                            3,011                 4,747                  -               7,758
Non-interest expense                                          11,631                 5,121                  -              16,752
                                                         ------------          ------------         ------------       ------------
Income before tax                                              6,849                  (169)                 -               6,680
Income tax expense                                             2,483                   (58)                 -               2,425
                                                         ------------          ------------         ------------       ------------
Net income before extraordinary items                        $ 4,366                 $(111)             $   -             $ 4,255
                                                         ============          ============         ============       ============


4.   LONG-TERM INCENTIVE

     On July 12, 1999, shareholders approved the United Community Financial Corp. Long-Term Incentive Plan (Incentive Plan). The purpose of the Incentive Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings and Butler Wick, by facilitating their purchase of an ownership interest in United Community.

    The Incentive Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The incentive plan provides that option prices will not be less than the fair market value of the stock at the grant date. The maximum number of common shares that may be issued under the plan is 3,471,562. All of the options awarded become exercisable on the date of grant. The option period expires 10 years from the date of grant. A summary of activity in the plan is as follows:

                                                        For the three months ended March 31,
                                              ----------------------------------------------------------
                                                         2003                           2002
                                              ---------------------------    ---------------------------
                                                               Weighted                        Weighted
                                                               average                         average
                                                               exercise                        exercise
                                                Shares           price          Shares           price
--------------------------------------------------------------------------------------------------------
Outstanding at beginning of year               1,909,615         $ 7.01       1,307,496          $ 6.79
Granted                                          742,654           8.97         715,710            7.40
Exercised                                         72,760           6.91               -               -
Forfeited                                              -              -               -               -
--------------------------------------------------------------------------------------------------------
Outstanding at end of period                   2,579,509           7.58       2,023,198            7.01
--------------------------------------------------------------------------------------------------------

Options exercisable at end of period           2,579,509         $ 7.58       2,023,198          $ 7.01
--------------------------------------------------------------------------------------------------------

Weighted-average fair value of options granted during year       $ 3.65                          $ 2.44
--------------------------------------------------------------------------------------------------------



5.   EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and restricted stock awards. For the period ending March 31, 2003, there were 742,654 anti-dilutive shares that were not taken into consideration for the dilutive earnings per share calculation. There were no anti-dilutive shares for the period ended March 31, 2002.

-------------------------------------------------------------------------------
                                                    Three Months Ended
                                                        March 31,
                                                  2003              2002
                                                      (In thousands,
                                                  except per share data)
                                              -------------      ------------
Net income applicable to common stock               $4,980            $4,255
                                              =============      ============

Weighted average common shares outstanding          31,669            31,951
Dilutive effect of restricted stock                     25               141
Dilutive effect of stock options                       317               120
                                              -------------      ------------
Weighted average common shares outstanding
     for diluted computation                        32,011            32,212
                                              =============      ============

Earnings per share
     Basic                                          $ 0.16            $ 0.13
     Diluted                                        $ 0.16            $ 0.13

-------------------------------------------------------------------------------

6.       SUBSEQUENT EVENT

On April 21, 2003, United Community announced that its Board of Directors approved a plan to repurchase an additional 1,000,000 shares of United Community's common stock. The shares will be purchased through open market transactions. As of March 31, 2003, there are 276,247 shares remaining to be purchased from the repurchase program previously announced on October 23, 2000.

             ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   UNITED COMMUNITY FINANCIAL CORP.


                                                                          At or For the
                                                                        Three Months Ended
                                                                      March 31,      March 31,
SELECTED FINANCIAL RATIOS AND OTHER DATA: (1)                           2003           2002
                                                                       ------         ------

Performance ratios:
        Return on average assets (2)                                     1.00%          0.87%
        Return on average equity (3)                                     7.25%          6.42%
        Interest rate spread (4)                                         3.59%          3.01%
        Net interest margin (5)                                          3.92%          3.50%
        Noninterest expense to average assets                            3.63%          3.17%
        Efficiency ratio (6)                                            67.82%         63.12%
        Average interest-earning assets to average interest-
            bearing liabilities                                        113.80%        115.55%
Capital ratios:
        Average equity to average assets                                13.75%         13.58%
        Equity to assets, end of period                                 13.55%         13.60%
        Tangible capital                                                 8.23%          9.28%
        Core capital                                                     8.23%          9.28%
        Risk-based capital                                              12.62%         14.84%
Asset quality ratio:
        Nonperforming loans to total loans at end of period (7)          0.97%          0.76%
        Nonperforming assets to average assets (8)                       0.80%          0.62%
        Nonperforming assets to total assets at end of period            0.80%          0.63%
        Allowance for loan losses as a percent of loans                  1.04%          0.82%
        Allowance for loan losses as a percent of
            nonperforming loans (7)                                    105.78%        109.91%
Office data:
        Number of full service banking offices                             34             29
        Number of loan production offices                                   4              4
        Number of full service brokerage offices                           11             10
        Number of trust offices                                             2              2
Per share data:
        Basic earnings per share (9)                                     0.16           0.13
        Diluted earnings per share (9)                                   0.16           0.13
        Tangible book value (10)                                         6.74           6.63
        Book value (11)                                                  7.86           7.40
Market value as a multiple of book value (12)                            1.11           1.00

     (1)  Ratios for the three month period are annualized where appropriate.
     (2)  Net income divided by average total assets.
     (3)  Net income divided by average total equity.
     (4) Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
     (5) Net interest income as a percentage of average interest-earning assets.
     (6) Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.
     (7) Nonperforming loans consist of nonaccrual loans and restructured loans.
     (8) Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.
     (9)  Net income divided by average number of shares outstanding.
     (10) Equity minus goodwill and core deposit intangible, divided by number of shares outstanding.
     (11) Equity divided by number of shares outstanding.
     (12) Market value divided by book value.

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

    COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002

Total assets increased $3.7 million, or 0.2%, to $2.0 billion at March 31, 2003 compared to December 31, 2002. United Community had increases of $67.7 million in securities, $717,000 in net loans, and $1.4 million in other assets, which were partially offset by a $56.5 million decrease in cash and cash equivalents and a $9.3 million decline in loans held for sale. The asset growth was funded by an $18.3 million increase in borrowed funds, which was partially offset by a $13.0 million decrease in deposits.

Net loans increased $717,000, or 0.05%, to $1.5 billion at March 31, 2003, compared to December 31, 2002. Construction loans increased $55.9 million, nonresidential and multifamily real estate loans increased $10.0 million, consumer loans increased $5.7 million, and commercial loans increased $348,000. These increases were substantially offset by a $79.7 million decline in one- to -four-family real estate loans. The decline in one- to -four-family loans is due primarily to the repayment of loans as consumers take advantage of the current interest rate environment. Loans held for sale decreased $9.3 million, or 20.2%, to $36.6 million at March 31, 2003 compared to $45.8 million at December 31, 2002. During the first quarter of 2003, Home savings sold approximately $112.7 million in newly originated fixed-rate loans to help reduce interest rate risk. Home Savings will continue to sell loans as a part of its strategic plan to reduce interest rate risk.

The allowance for loan losses increased to $15.6 million at March 31, 2003 from $15.1 million at December 31, 2002. Home Savings is expecting continued growth in the nonresidential real estate and commercial loan categories, which could increase the risk of loan losses. Nonresidential real estate lending and commercial lending are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of businesses and income-producing properties.


Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds and marketable and mortgage-related securities available for sale. Cash and deposits with banks increased $3.2 million, or 9.7%, to $36.4 million at March 31, 2003 compared to $33.2 million at December 31, 2002. Federal funds sold and other overnight funds decreased $59.8 million, or 76.9%, to $18.0 million at March 31, 2003 from $77.8 million at December 31, 2002. Securities available for sale, which include both marketable and mortgage-related securities, increased $52.8 million, or 22.3%, since December 31, 2002. Trading securities, which consist of marketable securities, increased $14.9 million to $19.9 million at March 31, 2003. The net decrease in cash and deposits and overnight funds, along with the decrease in loans held for sale and an increase in other borrowed funds, was primarily used to fund increases in securities and the decrease in deposits.

Nonperforming assets, which include nonaccrual and restructured loans and real estate owned, increased approximately $1.4 million, or 8.4%, to $17.8 million at March 31, 2003 from $16.5 million at December 31, 2002, primarily due to an increase in nonperforming consumer loans. Total nonaccrual and restructured loans accounted for 0.97% of net loans receivable at March 31, 2003 and 1.01% of net loans receivable at December 31, 2002. Total nonperforming assets were 0.80% of total assets as of March 31, 2003 and 0.83% as of December 31, 2002.

Total deposits decreased $13.0 million from $1.48 billion at December 31, 2002 to $1.47 billion at March 31, 2003. The decrease consisted of a $28.1 million decline in checking accounts and a $26.5 million decrease in certificates of deposits, which was partially offset by a $41.6 million increase in savings accounts. Assuming the interest rate environment remains the same, United Community anticipates the deposit runoff to begin stabilizing as core deposit pricing reaches its low.

Other borrowed funds increased $18.3 million to $228.3 million at March 31, 2003 compared to $210.0 million at December 31, 2002, primarily due to a $15.1 million repurchase agreement entered into by Butler Wick. As of March 31, 2003, $182.9 million of the other borrowed funds consisted of FHLB advances. The remaining funds consist of a revolving line of credit and other short-term borrowings.

Shareholders' equity decreased $4.4 million, or 1.6%, to $270.2 million at March 31, 2003 from $274.6 million at December 31, 2002. The decrease was primarily due to treasury stock purchases and quarterly dividends of $0.075 per share which were partially offset by earnings for the year. During the first quarter of 2003, United Community repurchased 882,585 shares of its stock. As United Community completes its first buy back program, it anticipates continued share repurchases through the newly approved buy back program. Tangible book value and book value per share were $6.74 and $7.85 as of March 31, 2003.

           COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED
                        MARCH 31, 2003 AND MARCH 31, 2002

NET INCOME. Net income for the three months ended March 31, 2003 was $5.0 million, or $0.16 per diluted share, compared to net income of $4.3 million, or $0.13 per diluted share, for the three months ended March 31, 2002. Net interest income increased $2.1 million and noninterest income increased $217,000, and were partially offset by a $1.4 million increase in noninterest expense. United Community's annualized return on average assets and return on average equity were 1.00% and 7.25%, respectively, for the three months ended March 31, 2003. The annualized return on average assets and return on average equity for the comparable period in 2002 were 0.87% and 6.42%, respectively.

NET INTEREST INCOME. Net interest income increased $2.1 million, or 13.1%, for the three months ended March 31, 2003, compared to the first quarter of 2002. The increase is primarily due to a $3.1 million decrease in interest expense on deposits and a $582,000 decrease in interest expense on other borrowed funds as a result of the current interest rate environment and an $854,000 increase in interest earned on available for sale securities. These decreases were partially offset by decreases in interest income of $1.1 million on loans and $1.3 million on mortgage-related securities held to maturity. The interest rate spread for the three months ended March 31, 2003 was 3.59% compared to 3.01% for the quarter ended March 31, 2002. Assuming the interest rate environment remains steady, United Community anticipates some compression of the interest rate margin as core deposit pricing reaches its low and loans continue to prepay.

PROVISION FOR LOAN LOSSES. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable losses based on management's evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Due to growth in the construction and consumer loan portfolios, an increase in nonperforming assets and current economic conditions, a $696,000 provision for loan losses was recorded for the first quarter of 2003. Home Savings anticipates additional growth in the loan portfolio which may have further impact on the loan loss provision in the future. Home Savings' allowance for loan losses totaled $15.6 million at March 31, 2003, which was 1.04% of total loans, compared to 0.82% at March 31, 2002.

NONINTEREST INCOME. Noninterest income increased $217,000, or 2.8%, from $7.8 million for the three months ended March 31, 2002, to $8.0 million for the three months ended March 31, 2003. The primary reason for the increase is a $1.2 million increase in gains recognized on the sale of loans, which was partially offset by a $482,000 decrease in other income and a $207,000 decline in commission income. The decrease in other income was primarily due to the acquisition of stock through the demutualization of Anthem, Inc. in 2002, which Home Savings received since Anthem is the health care provider for its employees.

NONINTEREST EXPENSE. Total noninterest expense increased $1.4 million, or 8.4%, to $18.2 million for the three months ended March 31, 2003, from $16.8 million for the three months ended March 31 2002. The increase is primarily due to a $1.2 million increase in salaries and employee benefits, a $525,000 increase in equipment and data processing, a $194,000 increase in advertising and a $156,000 increase in occupancy. The increase in salaries and employee benefits is primarily related to a $500,000 charge for postretirement benefits, as a result of increased health care costs, and salaries from the acquisition of Potters Financial Corp. (Potters). These increases were partially offset by decreases of $383,000 in other expenses and $249,000 in the amortization of the core deposit intangible related to the acquisitions of Potters and Industrial Bancorp. The decline in other expenses is primarily due to charges recognized in the first quarter of 2002 as a result of the early extinguishment of debt that did not reoccur in 2003.

FEDERAL INCOME TAXES. The provision for federal income taxes increased $228,000 for the three months ended March 31, 2003, compared to the three months ended March 31, 2002 due to higher pre-tax income in 2003. The effective tax rates were 34.8% and 36.3% for the three months ended March 31, 2003 and 2002, respectively.

                        UNITED COMMUNITY FINANCIAL CORP.
                              AVERAGE BALANCE SHEET


The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three months ended March 31, 2003 and March 31, 2002. Average balance calculations were based on daily balances.


                                                                             THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------------------------------------------------------------
                                                                  2003                                          2002
                                                 -----------------------------------------------------------------------------------

                                                    AVERAGE       INTEREST                       AVERAGE       INTEREST
                                                  OUTSTANDING      EARNED/       YIELD/        OUTSTANDING      EARNED/      YIELD/
                                                    BALANCE         PAID          RATE           BALANCE         PAID         RATE
                                                 -------------  ------------   ----------     -------------   ----------   ---------
                                                                              (DOLLARS IN THOUSANDS)
Interest-earning assets:
Net loans (1)                                      $1,459,191      $ 25,914        7.10%        $1,428,867     $ 26,974       7.55%
Net loans held for sale                                41,142           496        4.82%            15,852          114       2.88%
Investment securities:
   Trading                                             11,848            72        2.43%             7,726           33       1.71%
   Available for sale                                 283,134         2,694        3.81%           153,825        1,840       4.78%
   Held to maturity                                         0             0        0.00%            76,342        1,267       6.64%

Margin accounts                                        14,382           171        4.76%            20,440          220       4.31%
FHLB stock                                             21,071           208        3.95%            18,767          208       4.43%
Other interest-earning assets                          58,427           186        1.27%           146,902          607       1.65%
                                                 -------------  ------------   ----------     -------------   ----------   ---------

Total interest-earning assets                       1,889,195        29,741        6.30%         1,868,721       31,263       6.69%

Noninterest-earning assets                            108,699                                       83,909
                                                 -------------                                -------------
Total assets                                       $1,997,894                                   $1,952,630
                                                 =============                                =============


Interest-bearing liabilities:
NOW and money market accounts                       $ 309,972       $ 1,047        1.35%         $ 262,795      $ 1,633       2.49%
Savings accounts                                      334,298           865        1.04%           260,936        1,345       2.06%
Certificates of deposit                               805,590         7,117        3.53%           839,288        9,130       4.35%
Other borrowed funds                                  210,250         2,203        4.19%           254,272        2,785       4.38%
                                                 -------------  ------------   ----------     -------------   ----------   ---------

Total interest-bearing liabilities                  1,660,110        11,232        2.71%         1,617,291       14,893       3.68%
                                                                ------------   ----------                     ----------   ---------

Noninterest-bearing liabilities                        63,073                                       70,254
                                                 -------------                                -------------

Total liabilities                                   1,723,183                                    1,687,545

Equity                                                274,711                                      265,085

                                                 -------------                                -------------
Total liabilities and equity                       $1,997,894                                   $1,952,630
                                                 =============                                =============

Net interest income and
Interest rate spread                                               $ 18,509        3.59%                       $ 16,370       3.01%
                                                                ============   ==========                     ==========   =========

Net interest margin                                                                3.92%                                      3.50%
                                                                               ==========                                  =========

Average interest-earning assets to average
    interest-bearing liabilities                                                 113.80%                                    115.55%
                                                                               ==========                                  =========

-------------
(1)   Nonaccrual loans are included in the average balance.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A comprehensive qualitative and quantitative analysis regarding Home Savings' market risk was disclosed in United Community's 2002 Annual Report under the caption "Asset and Liability Management and Market Risk." No material change in the methodology or results has occurred.


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


a.  Exhibits

  Exhibit
  Number           Description
  -------  -----------------------------

   3.1     Articles of Incorporation
   3.2     Amended Code of Regulations
  99.1     Certification of Financial Statements by Chief Executive Officer
  99.2     Certification of Financial Statements by Chief Financial Officer


b.  Reports on Form 8-K

On January 29, 2003, United Community filed an 8-K under Item 5, Other Events, disclosing operating results for the quarter ended December 31, 2002.

                        UNITED COMMUNITY FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        UNITED COMMUNITY FINANCIAL CORP.



Date:    May 14, 2003             /s/ Douglas M. McKay
                                 ---------------------------------------------
                                 Douglas M. McKay, Chief Executive Officer


Date:    May 14, 2003            /s/ Patrick A. Kelly
                                 ---------------------------------------------
                                 Patrick A. Kelly, Chief Financial Officer

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Douglas M. McKay
--------------------
Douglas M. McKay
Chief Executive Officer
May 14, 2003

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

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weakness in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Patrick A. Kelly
---------------------------
Patrick A. Kelly
Chief Financial Officer
May 14, 2003

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