Form 10-Q
period 2003-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2003-08-13
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

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

Yes  X   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 34,438,604 common shares as of July 31, 2003

Part I.	FINANCIAL INFORMATION		PAGE

	Item 1.	Financial Statements

		Consolidated Statements of Financial Condition as of June 30, 2003 (Unaudited) and December 31, 2002.	1

		Consolidated Statements of Income for the Three and Six Months Ended June 30, 2003 and 2002 (Unaudited)	2

		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2002 (Unaudited)	3

		Notes to Consolidated Financial Statements	4-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

	Item 4.	Controls and Procedures	16

Part II.	OTHER INFORMATION		17

Signatures			18

Exhibits			19-22

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2003	2002
	(Unaudited)

	(In thousands)
Assets:
Cash and deposits with banks	$35,170	$33,178
Federal funds sold and other	27,509	77,758

Total cash and cash equivalents	62,679	110,936

Securities:
Trading, at fair value	13,170	5,060
Available for sale, at fair value	274,709	237,268
Loans, net (including allowance for loan losses of $16,278 and $15,099, respectively)	1,460,910	1,478,213
Loans held for sale, net	34,640	45,825
Margin accounts	13,808	14,809
Federal Home Loan Bank stock	21,488	21,069
Premises and equipment	20,145	20,002
Accrued interest receivable	8,610	9,558
Real estate owned	519	994
Goodwill	33,593	33,593
Core deposit intangible	4,372	5,101
Bank owned life insurance	20,011	—
Other assets	10,830	7,703

Total assets	$1,979,484	$1,990,131

Liabilities and Shareholders’ Equity
Liabilities:
Deposits	$1,426,744	$1,481,901
Other borrowed funds	245,228	210,024
Advance payments by borrowers for taxes and insurance	11,048	5,996
Accrued interest payable	1,260	1,126
Accrued expenses and other liabilities	19,133	16,515

Total liabilities	1,703,413	1,715,562

Shareholders’ Equity:
Preferred stock-no par value; 1,000,000 shares authorized and unissued at June 30, 2003	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,802,081 and 37,803,269 shares issued, respectively	138,607	138,207
Retained earnings	179,296	172,080
Other comprehensive income	1,898	2,363
Unearned stock compensation	(17,949)	(19,724)
Treasury stock, at cost, 3,373,697 and 2,558,214 shares, respectively	(25,781)	(18,357)

Total shareholders’ equity	276,071	274,569

Total liabilities and shareholders’ equity	$1,979,484	$1,990,131

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)

Interest income
Loans	$24,809	$28,718	$50,723	$55,453
Loans available for sale	528	221	1,024	437
Securities
Trading	113	28	186	61
Available for sale	2,437	1,646	5,132	3,486
Held to maturity	—	1,138	—	2,405
Margin accounts	171	214	342	434
FHLB stock dividend	212	241	420	449
Other interest-earning assets	34	252	220	859

Total interest income	28,304	32,458	58,047	63,584
Interest expense
Interest expense on deposits	7,779	11,601	16,808	23,709
Interest expense on other borrowed funds	2,398	2,125	4,600	4,910

Total Interest Expense	10,177	13,726	21,408	28,619

Net interest income	18,127	18,732	36,639	34,965
Provision for loan loss allowances	1,702	532	2,398	1,228

Net interest income after provision for loan loss allowances	16,425	18,200	34,241	33,737

Noninterest income
Commissions	3,914	3,677	7,089	7,059
Service fees and other charges	1,632	2,011	3,432	3,913
Underwriting & investment banking	188	138	305	171
Net gains (losses):
Securities	—	67	496	649
Loans sold	6,430	2,673	8,440	3,449
Trading securities	456	(361)	308	(338)
Other	15	(165)	(44)	(165)
Other income	534	471	1,116	1,668

Total noninterest income	13,169	8,511	21,142	16,406

Noninterest expenses
Salaries and employee benefits	11,938	9,947	22,840	19,670
Occupancy	916	878	1,745	1,550
Equipment and data processing	2,474	2,165	4,818	3,984
Franchise tax	379	492	867	999
Advertising	612	886	1,200	1,280
Amortization of core deposit intangible	340	601	729	1,239
Other expenses	2,070	2,395	4,687	5,394

Total noninterest expenses	18,729	17,364	36,886	34,116

Income before income taxes	10,865	9,347	18,497	16,027
Income taxes	3,837	3,350	6,490	5,775

Net income	$7,028	$5,997	$12,007	$10,252

Comprehensive income	$7,363	$6,614	$10,839	$10,163
Earnings per share:
Basic and diluted	$0.22	$0.19	$0.38	$0.32

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2003	2002

	(Dollars in thousands)
Cash Flows from Operating Activities:
Net income	$12,007	$10,252
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan loss allowances	2,398	1,228
Net gains	(8,892)	(3,933)
Amortization of premiums (accretion of discounts)	3,081	469
Depreciation	1,851	1,304
ESOP compensation	1,318	1,166
Amortization of restricted stock compensation	857	795
FHLB stock dividends	(420)	(449)
(Increase) decrease in trading securities	(8,110)	3,319
Decrease in margin accounts	1,001	3,751
Decrease (increase) in interest receivable	948	(88)
(Increase) decrease in prepaid and other assets	(3,929)	396
Increase (decrease) in interest payable	134	(1,140)
Decrease in loans held for sale	11,185	13,775
Proceeds from sale of loans held for sale	241,738	78,774
Increase (decrease) in other liabilities	2,391	(5,303)

Net cash from operating activities	257,558	104,316

Cash Flows from Investing Activities:
Proceeds from principal repayments and maturities of:
Securities held to maturity	—	15,101
Securities available for sale	84,553	33,131
Proceeds from sale of:
Securities held to maturity	—	932
Securities available for sale	8,242	7,550
Real estate owned	939	814
Loans	93,983	112,620
Fixed assets	—	17
Purchases of:
Securities available for sale	(132,075)	(80,413)
Securities held to maturity	—	(500)
Bank owned life insurance	(20,000)	—
Net cash paid for acquisiton	—	(13,729)
Net principal disbursed on loans	(206,273)	(164,643)
Loans purchased	(106,544)	(13,568)
Purchases of premises and equipment	(1,980)	(1,492)

Net cash from investing activities	(279,155)	(104,180)

Cash Flows from Financing Activities:
Net increase (decrease) in NOW, savings and money market accounts	23,102	(7,478)
Net (decrease) increase in certificates of deposit	(77,802)	30,449
Net increase (decrease) in advance payments by borrowers for taxes and insurance	5,052	(1,446)
Proceeds from FHLB advances and other long term debt	22,500	1,239
Repayment of FHLB advances and other long term debt	(96)	(65,013)
Net change in other borrowed funds	12,800	(14,197)
Dividends paid	(4,738)	(4,831)
Proceeds from the exercise of stock options	418	163
Purchase of treasury stock	(7,896)	(2,565)

Net cash from financing activities	(26,660)	(63,679)

(Decrease) increase in cash and cash equivalents	(48,257)	(63,543)
Cash and cash equivalents, beginning of period	110,936	205,884

Cash and cash equivalents, end of period	$62,679	$142,341

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest on deposits and borrowings	$21,543	$29,665
Income taxes	7,520	2,423
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned	505	1,388

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

	For the Six Months
	Ended June 30,

	2003	2002

	(In thousands)
Net income as reported	$12,007	$10,252
Deduct: Stock-based compensation expense determined under fair value method	2,201	1,329

Pro Forma net income	$9,808	$8,923

Basic earnings per share as reported	$0.38	$0.32
Pro Forma basic earnings per share	$0.31	$0.28

Diluted earnings per share as reported	$0.38	$0.32
Pro forma diluted earnings per share	$0.31	$0.28

     The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2003	2002

Dividend yield	3.34%	4.00%
Expected stock price volatility	48.31%	38.31%
Risk-free interest rate	3.98%	5.01%
Expected option life (In years)	10	10

2.  BASIS OF PRESENTATION

United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. Home Savings has 34 full service offices and five loan production offices throughout northern Ohio and western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for three wholly owned subsidiaries: Butler Wick & Co., Inc., Butler Wick Asset Management Company and Butler Wick Trust Company. Through these subsidiaries, Butler Wick’s business includes investment brokerage services, which it has conducted for over 70 years, and a network of integrated financial services, including asset management, trust and estate services, public finance and insurance. Butler Wick and its subsidiaries have eleven full service offices and two trust offices throughout northern Ohio and western Pennsylvania.

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

The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, contained in United Community’s Form 10-K for the year ended December 31, 2002.

3.  MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported as assets, totaled $577.8 million at June 30, 2003.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows in 2003:

(In thousands)
Balance, beginning of year	$3,603
Additions	2,745
Amortized to expense	(1,108)

Balance, end of period	$5,240

Activity in the valuation allowance for mortgage servicing rights was as follows in 2003:

(In thousands)
Balance, beginning of year	$—
Additions	(415)
Recoveries	—

Balance, end of period	$(415)

4.  SECURITIZATIONS

During the six months ended June 30, 2003, $90.4 million in residential mortgage loans were sold in securitization transactions. The securities received in these transactions were then immediately sold. A gain of $4.2 million was recorded on the sale. Home Savings retained servicing responsibilities for the loans, for which it receives annual servicing fees approximating 0.25% of the outstanding balance of the loans.

Approximately $30.5 million of the loans sold had loan to value ratios greater than 80% and did not have mortgage insurance coverage on the delivery date. These loans were sold with recourse to Home Savings. The recourse obligation will terminate for each loan on June 30, 2005, provided that on that date, the loan is not 30 days or more delinquent. If this criteria is not met, the recourse obligation on that loan will continue until such time as the loan becomes and remains current for a period of 12 consecutive scheduled monthly payments from the date of the last delinquency. Home Savings reduced the recorded gain from the securitization by the fair value of the recourse obligation.

An analysis of the activity in securitizations serviced by Home Savings during this period follows:

Balance at December 31, 2002	(In thousands)
Principal balance of loans	$156,995
Amortized cost of servicing rights	1,350
Servicing rights as a % of principal	0.86%

New securitizations during 2003
Principal balance of loans	$90,413
Fair value of servicing rights	741
Servicing rights as a % of principal	0.82%

Principal payments received on loans securitized	56,795

Balance at June 30, 2003	(In thousands)
Principal balance of loans	$190,613
Amortized cost of servicing rights	1,559
Servicing rights as a % of principal	0.82%

Other information at end of period
Weighted average rate	6.76%
Weighted average maturity in months	295
Fair value assumptions
Discount rate	8%
Weighted average prepayment assumptions	411PSA

Cash flows from all securitizations of mortgage loans were as follows in 2003:

(In thousands)
Securitization proceeds	$93,983
Servicing fees received	171

In the securitization transactions, Home Savings retained residual interests in the form of servicing assets. The servicing assets represent the allocated value of retained servicing rights on the loans securitized. The following table indicates how fair value might decline if the assumptions changed unfavorably in two different magnitudes:

Fair value at June 30, 2003	$1,922
Weighted average life (in months)	75

Projected fair value based on:
Increase in PSA of 50	$1,759
Increase in PSA of 100	$1,625

The effect of adverse changes is hypothetical and should not be extrapolated to other changes as the effects are not linear.

5.  SEGMENT INFORMATION

United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and corporate banking services. Investment advisory services provides investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three and six months ended June 30, 2003 and 2002 are as follows:

Three Months Ended June 30, 2003

	Retail	Investment
	Banking	Advisory Services	Eliminations	Total

		(In thousands)
Interest income	$28,428	$299	$(423)	$28,304
Interest expense	10,517	83	(423)	10,177
Provision for loan loss	1,702	—		1,702

Net interest income after provision for loan loss	16,209	216		16,425
Non-interest income	7,734	5,435		13,169
Non-interest expense	12,718	6,011		18,729

Income before tax	11,225	(360)		10,865
Income tax expense	3,963	(126)		3,837

Net income	$7,262	$(234)	$—	$7,028

Three Months Ended June 30, 2002

	Retail	Investment
	Banking	Advisory Services	Eliminations	Total

		(In thousands)
Interest income	$32,793	$256	$(451)	$32,598
Interest expense	14,133	44	(451)	13,726
Provision for loan loss	532	—	—	532

Net interest income after provision for loan loss	18,128	212	—	18,340
Non-interest income	3,201	5,171	—	8,372
Non-interest expense	12,462	4,903	—	17,365

Income before tax	8,867	480	—	9,347
Income tax expense	3,181	169	—	3,350

Net income	$5,686	$311	$—	$5,997

Six Months Ended June 30, 2003

	Retail	Investment
	Banking	Advisory Services	Eliminations	Total

		(In thousands)
Interest income	$58,335	$558	$(846)	$58,047
Interest expense	22,128	126	(846)	21,408
Provision for loan loss	2,398	—	—	2,398

Net interest income after provision for loan loss	33,809	432	—	34,241
Non-interest income	11,050	10,092	—	21,142
Non-interest expense	25,940	10,946	—	36,886

Income before tax	18,919	(422)	—	18,497
Income tax expense	6,638	(148)	—	6,490

Net income	$12,281	$(274)	$—	$12,007

Six Months Ended June 30, 2002

	Retail	Investment
	Banking	Advisory Services	Eliminations	Total

		(In thousands)
Interest income	$64,240	$521	$(901)	$63,860
Interest expense	29,415	105	(901)	28,619
Provision for loan loss	1,228	—	—	1,228

Net interest income after provision for loan loss	33,597	416	—	34,013
Non-interest income	6,212	9,918	—	16,130
Non-interest expense	24,093	10,023	—	34,116

Income before tax	15,716	311	—	16,027
Income tax expense	5,664	111	—	5,775

Net income	$10,052	$200	$—	$10,252

6.  LONG-TERM INCENTIVE

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

     The Incentive Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The Incentive Plan provides that option prices will not be less than the fair market value of the stock at the grant date. The maximum number of common shares that may be issued under the Incentive Plan is 3,471,562. All of the options awarded become exercisable on the date of grant. The option period expires 10 years from the date of grant. A summary of activity in the Incentive Plan is as follows:

	For the six months ended June 30,

	2003		2002

		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of year	1,909,615	$7.01	1,307,496	$6.79
Granted	742,654	8.97	715,710	7.40
Exercised	89,734	6.90	23,814	6.84
Forfeited	—	—	20,595	6.83

Outstanding at end of period	2,562,535	7.59	1,978,797	7.01

Options exercisable at end of period	2,562,535	$7.59	1,978,797	$7.01

Weighted-average fair value of options granted during year		$3.65		$2.44

7.  EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and restricted stock awards. There were no anti-dilutive shares for the periods ended June 30, 2003 or 2002.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2002	2002

	(In thousands,		(In thousands,
	except per share data)		except per share data)

Net income applicable to common stock	$7,028	$5,997	$12,007	$10,252

Weighted average common shares outstanding	31,253	31,822	31,458	31,835
Dilutive effect of restricted stock	15	193	21	168
Dilutive effect of stock options	579	331	343	245

Weighted average common shares outstanding for dilutive computation	31,847	32,346	31,822	32,248

Earnings per share:
Basic	$0.22	$0.19	$0.38	$0.32
Diluted	$0.22	$0.19	$0.38	$0.32

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Six
	Months Ended		Months Ended
	June 30,		June 30,

Selected financial ratios and other data: (1)	2003	2002	2003	2002

Performance ratios:
Return on average assets (2)	1.41%	1.19%	1.20%	1.00%
Return on average equity (3)	10.23%	9.00%	8.74%	7.71%
Interest rate spread (4)	3.54%	3.51%	3.56%	3.18%
Net interest margin (5)	3.84%	3.92%	3.88%	3.60%
Noninterest expense to average assets	3.76%	3.43%	3.70%	3.34%
Efficiency ratio (6)	59.66%	60.51%	63.41%	64.18%
Average interest-earning assets to average interest- bearing liabilities	114.28%	114.10%	114.04%	114.25%
Capital ratios:
Average equity to average assets	13.80%	13.18%	13.77%	13.03%
Equity to assets, end of period	13.95%	13.29%	13.95%	13.29%
Tangible capital	8.78%	8.67%	8.78%	8.67%
Core capital	8.78%	8.67%	8.78%	8.67%
Risk-based capital	12.16%	13.11%	12.16%	13.11%
Asset quality ratio:
Nonperforming loans to total loans at end of period (7)	1.18%	0.89%	1.18%	0.89%
Nonperforming assets to average assets (8)	0.91%	0.72%	0.91%	0.72%
Nonperforming assets to total assets at end of period	0.91%	0.73%	0.91%	0.73%
Allowance for loan losses as a percent of loans	1.10%	0.95%	1.10%	0.95%
Allowance for loan losses as a percent of nonperforming loans (7)	92.61%	106.64%	92.61%	106.64%
Office data:
Number of full service banking offices	34	33	34	33
Number of loan production offices	5	5	5	5
Number of brokerage offices	11	10	11	10
Number of trust offices	2	2	2	2
Per share data:
Basic earnings per share (9)	0.22	0.19	0.38	0.32
Diluted earnings per share (9)	0.22	0.19	0.38	0.32
Book value (10)	8.02	7.55	8.02	7.55
Tangible book value (11)	6.92	6.43	6.92	6.43
Market value as a percent of book value (12)	1.15	1.24	1.15	1.24

(1)	Ratios for the three and six month periods are annualized where appropriate.
(2)	Net income divided by average total assets.
(3)	Net income divided by average total equity.
(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.
(7)	Nonperforming loans consist of nonaccrual loans and restructured loans.
(8)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.
(9)	Net income divided by average number of shares outstanding (no dilutive effect).
(10)	Equity divided by number of shares outstanding.
(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.
(12)	Market value divided by book value.

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

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets decreased $10.6 million, or 0.5%, to $2.0 billion at June 30, 2003, compared to December 31, 2002. United Community had decreases of $48.3 million in cash and cash equivalents, $17.3 million in net loans, $11.2 million in loans held for sale and $1.0 million in margin accounts and an increase of $35.2 million in other borrowed funds. These changes were used to fund increases of $45.6 million in securities, $20.0 million in bank owned life insurance and $3.1 million in other assets and a decrease of $55.2 million in deposits.

Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds and marketable and mortgage-related securities available for sale. Cash and deposits with banks increased $2.0 million, or 6.0%, to $35.2 million at June 30, 2003, compared to $33.2 million at December 31, 2002. Federal funds sold and other overnight funds decreased $50.2 million, or 64.6%, to $27.5 million at June 30, 2003, from $77.8 million at December 31, 2002. Securities available for sale, which includes both marketable and mortgage-related securities, increased $37.4 million, or 15.8%, since December 31, 2002. Trading securities, which consist of marketable securities, increased $8.1 million to $13.2 million at June 30, 2003. The net decrease in cash and deposits and overnight funds, along with decreases in loans and loans held for sale and an increase in other borrowed funds, was primarily used to fund increases in securities and bank owned life insurance and the decrease in deposits.

Net loans decreased $17.3 million, or 1.17%, to $1.5 billion at June 30, 2003, compared to December 31, 2002. Home Savings had a $236.3 million decline in one- to four-family and land loans, which was partially offset by a $76.2 million increase in multifamily and nonresidential loans, resulting in a net decrease of $160.1 million in real estate loans, mainly as a result of the securitization of approximately $90.4 million of fixed rate loans from the portfolio to help manage interest rate risk and continued refinancing activity in the portfolio as a result of the current interest rate environment. This decrease was partially offset by increases of $78.1 million in construction loans, $20.8 million in consumer loans and $2.4 million in commercial loans. Loans held for sale decreased $11.2 million, or 24.4%, to $34.6 million at June 30, 2003 compared to $45.8 million at December 31, 2002. During the first half of 2003, Home Savings sold approximately $238.3 million in newly originated fixed-rate loans to help manage interest rate risk, and anticipates continued sales as a part of its strategic plan to manage interest rate risk.

The allowance for loan losses increased to $16.3 million at June 30, 2003, from $15.1 million at December 31, 2002. Due to the refinancing and sales of loans mentioned above, Home Savings has been experiencing a shift in the loan portfolio from one- to four-family residential loans to other portfolios, such as nonresidential real estate lending and commercial lending, which are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of businesses and income-producing properties. This shift, along with a $2.1 million increase in nonperforming loans and current economic conditions, are all factors that affected management’s decision to increase the allowance. This allowance is monitored by management on a regular basis and may be increased or decreased at any time as dictated by the underlying data. The allowance for loan losses as a percentage of total loans increased to 1.10% at June 30, 2003 compared to 1.01% at December 31, 2002. The allowance for loan losses as a percent of non-performing loans increased to 1.10% at June 30, 2003 compared to 0.95% at June 30, 2002.

Nonperforming assets, which include nonaccrual and restructured loans and real estate owned, increased approximately $1.6 million, or 9.9%, to $18.1 million at June 30, 2003, from $16.5 million at December 31, 2002, primarily due to an increase in nonperforming commercial loans. Total nonaccrual and restructured loans accounted for 1.18% of net loans receivable at June 30, 2003 and 1.01% of net loans receivable at December 31, 2002. Total nonperforming assets were 0.91% of total assets as of June 30, 2003 and 0.83% as of December 31, 2002.

During the second quarter of 2003, Home Savings invested $20.0 million in bank owned life insurance, which represents insurance on the lives of certain employees where Home Savings is the beneficiary. The purpose of this investment is to partially cover the cost of Home Savings’ existing benefit plans. Bank owned life insurance provides a long-term asset to offset long-term benefit liabilities, while generating competitive investment yields. Increases in the Home Savings’ policy cash surrender value are tax-deferred and death benefit proceeds received by Home Savings are tax-free.

Total deposits decreased $55.2 million from $1.5 billion at December 31, 2002, to $1.4 billion at June 30, 2003. This decrease is mainly due to a $78.3 million decrease in certificates of deposit, which was partially offset by a $16.0 million increase in savings accounts and $7.1 million increase in checking accounts. Assuming the interest rate environment remains the same, United Community anticipates the deposit runoff to begin stabilizing as pricing reaches its low.

Other borrowed funds increased $35.2 million to $245.2 million at June 30, 2003 compared to $210.0 million at December 31, 2002. The increase consisted of an increase in long term advances from the Federal Home Loan Bank (FHLB) of $22.4 million, short term FHLB advances of $9.4 million and other short term borrowing as a result of bond positions entered into by Butler Wick

Shareholders’ equity increased $1.5 million, or 0.5%, to $276.1 million at June 30, 2003 from $274.6 million at December 31, 2002. The increase was primarily due to income for the first half of the year, which was partially offset by treasury stock purchases and quarterly dividends of $0.075 per share. During the first half of 2003, United Community repurchased 882,585 shares of its stock. As United Community completes its first buy back program, it anticipates continued share repurchases through the new buy back program approved in April 2003. Tangible book value and book value per share were $6.92 and $8.02 as of June 30, 2003.

Comparison of Operating Results for the Three Months Ended
June 30, 2003 and June 30, 2002

Net Income. Net income for the three months ended June 30, 2003 was $7.0 million, or $0.22 per diluted share, compared to net income of $6.0 million, or $0.19 per diluted share, for the three months ended June 30, 2002. Net interest income decreased by $605,000, while the provision for loan losses increased by $1.2 million. Noninterest income increased $4.7 million, which can mainly be attributed to an increase of $3.8 million in gains recognized from the sale of loans. The increase in noninterest income was partially offset by increased noninterest expense. United Community’s annualized return on average assets and return on average equity were 1.41% and 10.23%, respectively, for the three months ended June 30, 2003. The annualized return on average assets and return on average equity for the comparable period in 2002 were 1.19% and 9.00%, respectively.

Net Interest Income. Net interest income decreased $605,000, or 3.2%, for the three months ended June 30, 2003, compared to the second quarter of 2002. The decline is primarily due to decreases in interest earned on loans of $3.9 million and net securities of $262,000, realized as a result of decreases in interest rates. The level of refinancing activity during the second quarter of 2003, which caused an $88.7 million decline in the average loan balance, also contributed to the lower interest income levels on loans. These decreases were partially offset by a $3.8 million decline in interest expense on deposits, which was a result of declining interest rates and a $124.0 million decrease in the average balance of certificates of deposit. The interest rate spread for the three months ended June 30, 2003 was 3.54% compared to 3.51% for the quarter ended June 30, 2002. Net interest margin declined 8 basis points to 3.84% for the three months ended June 30, 2003 compared to 3.92% for the same quarter in 2002. Assuming the interest rate environment remains steady, United Community anticipates some compression of the interest rate margin as deposit pricing reaches its low and loans continue to prepay.

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Due to the shift in the loan portfolio from one- to four-family residential loans to other portfolios, a $968,000 increase in nonperforming loans and current economic conditions, a $1.7 million provision for loan losses was recorded for the second quarter of 2003. Home Savings’ allowance for loan losses totaled $16.3 million at June 30, 2003, which was 1.10% of total loans, compared to 0.95% at June 30, 2002. The allowance for loan losses as a percent of non-performing loans increased to 1.10% at June 30, 2003 compared to 0.95% at June 30, 2002.

Noninterest Income. Noninterest income increased $4.7 million, or 54.7%, from $8.5 million for the three months ended June 30, 2002, to $13.2 million for the three months ended June 30, 2003, primarily due to the increase of $3.8 million in gains recognized on the sale of loans. During the second quarter of 2003, United Community sold newly originated loans and securitized fixed rate loans from the portfolio to help manage interest rate risk. These sales resulted in gains of approximately $2.2 million and $4.2 million, respectively. In comparison, during the three months ended June 30, 2002, United Community sold newly originated loans that resulted in $673,000 in gains and securitized loans out of the portfolio that resulted in $2.2 million in gains. A change in future interest rates could cause the gains on the sale of loans to be effected. Increases in gains on trading securities of $817,000, which are largely related to the market valuation of the trading securities portfolio, and $237,000 in commission income also contributed to the increase in noninterest income. These increases were partially offset by a $379,000 decline in service fees and other charges, which are principally a result of an impairment charge on mortgage servicing rights.

Noninterest Expense. Total noninterest expense increased $1.4 million, or 7.9%, to $18.7 million for the three months ended June 30, 2003, from $17.4 million for the three months ended June 30 2002. The increase is primarily due to a $2.0 million increase in salaries and employee benefits and a $309,000 increase in equipment and data processing. The increase in salaries and employee benefits is primarily due to a $977,000 charge for post retirement benefits as a result of increased health care costs and an $806,000 increase in the market valuation of the Butler Wick retention plan. These increases were partially offset by decreases of $325,000 in other noninterest expense, $274,000 in advertising expense, $261,000 in the amortization of the core deposit intangible related to the acquisitions of Potters Financial Corporation (Potters) and Industrial Bancorp (Industrial) and $113,000 in franchise tax expense. The decline in other expense is primarily due to decreases in telephone expense, supervisory fees, professional fees and sales tax.

Federal Income Taxes. The provision for federal income taxes increased $487,000 for the three months ended June 30, 2003, compared to the three months ended June 30, 2002 due to higher pre-tax income in 2003. The effective tax rates were 35.3% and 35.8% for the three months ended June 30, 2003 and 2002, respectively.

Comparison of Operating Results for the Six Months Ended
June 30, 2003 and June 30, 2002

Net Income. Net income for the six months ended June 30, 2003 was $12.0 million, or $0.38 per diluted share, compared to net income of $10.3 million, or $0.32 per diluted share, for the six months ended June 30, 2002. Net interest income increased $1.7 million and noninterest income increased $4.7 million, and were offset by a $2.8 million increase in noninterest expense and a $1.2 million increase in the provision for loan losses. United Community acquired Potters in the second quarter of 2002, which partially accounts for the increases in 2003. United Community’s annualized return on average assets and return on average equity were 1.20% and 8.74%, respectively, for the six months ended June 30, 2003. The annualized return on average assets and return on average equity for the comparable period in 2002 were 1.00% and 7.71%, respectively.

Net Interest Income. Net interest income increased $1.7 million, or 4.8%, for the six months ended June 30, 2003, compared to the first six months of 2002, primarily due to a decrease of $6.9 million in interest expense on deposits, which is mostly related to a decrease in interest rates and a $103.6 million decline in the average balance of certificates of deposit. A decline in interest expense on other borrowed funds of $310,000 as a result of a decline in interest rates also contributed to the higher net interest income. These decreases were partially offset by a decrease of $4.7 million in interest earned on loans as a result of an $81.2 million decline in the average loan balance and falling interest rates. During the fourth quarter of 2002, United Community transferred securities from the held to maturity category to the available for sale category to provide more flexibility for managing interest rate risk. This transfer, along with a decrease in rates caused held to maturity income to decrease $2.4 million for the six months ended June 30, 2003 compared to the same period in 2002. A decrease in income on other interest-earning assets of $639,000 as a result of a decrease of $70.9 million in the average balance of other interest earning assets also contributed to the decrease in interest income. These decreases were partially offset by a $1.6 million increase in interest earned on available for sale securities as a result of a $135.2 million increase in the average balance of available for sale securities which is related to the transfer from the held to maturity category as well as additional securities that have been purchased in the past year. Interest rate spread and net interest margin for the six months ended June 30, 2003 were 3.56% and 3.88%, respectively. Interest rate spread and net interest margin were 3.18% and 3.60%, respectively, for the same period in 2002.

Provision for Loan Losses. Due to the shift in the loan portfolio, an increase in nonperforming loans of $4.1 million and current economic conditions, the provision for loan loss allowances was $2.4 million for the first six months of 2003 compared to $1.2 million for the first six months of 2002.

Noninterest Income. Noninterest income increased $4.7 million, or 28.9%, from $16.4 million for the six months ended June 30, 2002, to $21.1 million for the six months ended June 30, 2003, primarily due to an increase of $5.0 million in gains on loans sold. During 2003, United Community sold newly originated loans and securitized fixed rate loans from the portfolio to help manage interest rate risk, resulting in gains of approximately $4.2 million for both newly originated and portfolio loans. In comparison, during the six months ended June 30, 2002, United Community sold newly originated loans that resulted in $1.2 million in gains and securitized loans out of the portfolio that resulted in $2.2 million in gains. Gains recognized on trading securities increased $646,000 as a result of market valuation changes, underwriting and investment banking income increased $134,000 and other recognized losses decreased $121,000 mainly as a result of fixed asset disposals in 2002. These changes were partially offset by decreases of $552,000 in other income and $153,000 in gains on securities. Since Anthem is Home Savings’ health care provider, Home Savings received shares of Anthem stock through the demutualization of Anthem, Inc. and subsequently sold the stock in March 2002. To recognize the receipt, other income was increased by $847,000 in the first quarter of 2002. To recognize the subsequent sale of the stock, a gain of $476,000 was recognized on the sale of marketable securities in the first quarter of 2002. A decrease of $481,000 in service fees and other charges, primarily as a result of an impairment charge on mortgage servicing rights, contributed to offsetting the increases in noninterest income.

Noninterest Expense. Total noninterest expense increased $2.8 million, or 8.1%, to $36.9 million for the six months ended June 30, 2003, from $34.1 million for the six months ended June 30, 2002, primarily as a result of a $3.2 million increase in salaries and employee benefits and $834,000 in equipment and data processing. The increase in salaries and employee benefits is mainly related to a $1.8 million charge for post retirement benefits as a result of increased health care costs, increased salaries from the acquisition of Potters that occurred in the second quarter of 2002 and an increase in the valuation of the Butler Wick retention plan. The increase in equipment and data processing is a result of having six months of depreciation recorded from the Potters acquisition as opposed to three months in the same period last year. In addition, depreciation has increased for software upgrades to the teller platform system, computer equipment to run the updated software and a new telephone system. These increases were offset by decreases of $510,000 in the amortization of core deposit intangibles related to the acquisitions of Industrial and Potters, $132,000 in franchise tax and $707,000 in other expense. The decline in other expense is predominately due to charges recognized in the first quarter of 2002 as a result of the early extinguishments of debt that did not reoccur in 2003. During 2002, United Community determined that it was advantageous to extinguish debt early and incur associated fees due to economic conditions and cash inflows from sales of loans.

Federal Income Taxes. The provision for federal income taxes increased $715,000 for the six months ended June 30, 2003, compared to the six months ended June 30, 2002 due to higher pre-tax income in 2003. The effective tax rates were 35.1% and 36.0% for the six months ended June 30, 2003 and 2002, respectively.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three months ended June 30, 2003 and June 30, 2002. Average balance calculations were based on daily balances.

	Three Months Ended June 30,

	2003			2002

	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost

			(In thousands)
Interest-earning assets:
Net loans (1)	$1,494,086	$24,809	6.64%	$1,582,747	$28,718	7.26%
Net loans held for sale	40,496	528	5.22%	6,486	221	13.63%
Investment securities:
Trading	17,067	113	2.65%	6,822	28	1.64%
Available for sale	289,193	2,437	3.37%	148,144	1,646	4.44%
Held to maturity	—	—	—%	68,522	1,138	6.64%
Margin accounts	14,255	171	4.80%	18,430	214	4.64%
FHLB stock	21,279	212	3.99%	20,353	241	4.74%
Other interest-earning assets	10,283	34	1.32%	60,288	252	1.67%

Total interest-earning assets	1,886,659	28,304	6.00%	1,911,792	32,458	6.79%
Noninterest-earning assets	105,324			111,445

Total assets	$1,991,983			$2,023,237

Interest-bearing liabilities:
NOW and money market accounts	$315,081	$830	1.05%	$283,972	$1,263	1.78%
Savings accounts	343,919	622	0.72%	313,172	1,289	1.65%
Certificates of deposit	756,609	6,327	3.34%	880,608	9,049	4.11%
Other borrowed funds	235,362	2,398	4.08%	197,727	2,125	4.30%

Total interest-bearing liabilities	1,650,971	10,177	2.47%	1,675,479	13,726	3.28%

Noninterest-bearing liabilities	66,165			81,175

Total liabilities	1,717,136			1,756,654
Equity	274,847			266,583

Total liabilities and equity	$1,991,983			$2,023,237

Net interest income and Interest rate spread		$18,127	3.54%		$18,732	3.51%

Net interest margin			3.84%			3.92%

Average interest-earning assets to average interest- bearing liabilities			114.28%			114.10%

(1)	Nonaccrual loans are included in the average balance.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six months ended June 30, 2003 and June 30, 2002. Average balance calculations were based on daily balances.

	Six Months Ended June 30,

	2003			2002

	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate

			(In thousands)
Interest-earning assets:
Net loans (1)	$1,476,760	$50,723	6.87%	$1,557,999	$55,453	7.12%
Net loans held for sale	40,817	1,024	5.02%	11,145	437	7.84%
Investment securities:
Trading	14,458	186	2.57%	7,274	61	1.68%
Available for sale	286,182	5,132	3.59%	150,976	3,486	4.62%
Held to maturity	—	—	—%	72,409	2,405	6.64%
Margin accounts	14,318	342	4.78%	19,435	434	4.47%
FHLB stock	21,175	420	3.97%	19,564	449	4.59%
Other interest-earning assets	34,222	220	1.29%	105,082	859	1.63%

Total interest-earning assets	1,887,932	58,047	6.15%	1,943,884	63,584	6.54%
Noninterest-earning assets	106,978			97,106

Total assets	$1,994,910			$2,040,990

Interest-bearing liabilities:
NOW and money market accounts	$312,541	$1,877	1.20%	$281,788	$2,895	2.05%
Savings accounts	339,135	1,487	0.88%	309,113	2,634	1.70%
Certificates of deposit	780,964	13,444	3.44%	884,578	18,180	4.11%
Other borrowed funds	222,866	4,600	4.13%	225,934	4,910	4.35%

Total interest-bearing liabilities	1,655,506	21,408	2.59%	1,701,413	28,619	3.36%

Noninterest-bearing liabilities	64,625			73,737

Total liabilities	1,720,131			1,775,150
Equity	274,779			265,840

Total liabilities and equity	$1,994,910			$2,040,990

Net interest income and Interest rate spread		$36,639	3.56%		$34,965	3.18%

Net interest margin			3.88%			3.60%

Average interest-earning assets to average interest-bearing liabilities			114.04%			114.25%

(1)	Nonaccrual loans are included in the average balance.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

United Community sold fixed rate mortgages during the last six months to help mitigate interest rate risk. This was the only material change in information about market risk from that provided in the 2002 Annual Report to Shareholders’, which was incorporated by reference into United Community’s 2002 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

     An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the period covered by this report, there were no changes in United Community’s internal controls or in other factors that materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

UNITED COMMUNITY FINANCIAL CORP.

Items 1, 2, 3 and 5 — Not applicable

Item 4 — Submission of Matters to a Vote of Security Holders

On April 24, 2003, United Community held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to shareholders for a vote. First, shareholders elected three directors to terms expiring in 2005 by the following votes:

Director	For	Withheld

Richard J. Schiraldi	27,112,932	401,143
Herbert F. Schuler, Sr.	27,107,625	406,450
Donald J. Varner	27,032,587	481,488

The shareholders also ratified the selection of Crowe Chizek and Company LLC as auditors for the 2003 fiscal year by the following vote:

For	Against	Abstain

27,082,450	254,488	177,136

Item 6 - Exhibits and Reports on Form 8-K

a.  Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation
3.2	Amended Code of Regulations
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

b.  Reports on Form 8-K

On April 17, 2003, United Community filed an 8-K under Items 9 and 12, disclosing operating results for the quarter ended March 31, 2003.

On April 21, 2003, United Community filed an 8-K under Item 5, Other Events, announcing Board approval to repurchase United Community stock.

On June 3, 2003, United Community filed and 8-K under Item 11, Temporary Suspension of Trading Under Registrant’s Employee Benefit Plans.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date:	August 13, 2003	/s/ Douglas M. McKay Douglas M. McKay, Chief Executive Officer

Date:	August 13, 2003	/s/ Patrick A. Kelly Patrick A. Kelly, Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.1

Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission (SEC), Exhibit 3.1.

Exhibit 3.2

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, Exhibit 3.2.