Form 10-Q
period 2003-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2003-11-13
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

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

Yes  X                                           No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 34,165,537 common shares as of October 31, 2003

UNITED COMMUNITY FINANCIAL CORP. CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNITED COMMUNITY FINANCIAL CORP. CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED COMMUNITY FINANCIAL CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
ITEM 4. Controls and Procedures
PART II. OTHER INFORMATION
EX-31.1 SECTION 302 CERTIFICATION BY CEO
EX-31.2 SECTION 302 CERTIFICATION BY CFO
EX-32 SECTION 906 CERTIFICATIONS

Part I. FINANCIAL INFORMATION		PAGE

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2003 (Unaudited) and December 31, 2002	1

	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2003 and 2002 (Unaudited)	2

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2002 (Unaudited)	3

	Notes to Consolidated Financial Statements	4-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

Part II. OTHER INFORMATION		17

Signatures		18

Exhibits		19-22

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,
	2003	December 31,
	(unaudited)	2002

	(In thousands)
Assets:

Cash and deposits with banks	$30,061	$33,178

Federal funds sold and other	2,673	77,758

Total cash and cash equivalents	32,734	110,936

Securities:

Trading, at fair value	12,735	5,060

Available for sale, at fair value	234,649	237,268

Loans held for sale, net	42,470	45,825

Loans, net (including allowance for loan losses of $15,973 and $15,099, respectively)	1,521,762	1,478,213

Margin accounts	14,224	14,809

Federal Home Loan Bank stock	21,705	21,069

Premises and equipment	19,751	20,002

Accrued interest receivable	9,044	9,558

Real estate owned	546	994

Goodwill	33,593	33,593

Core deposit intangible	4,065	5,101

Bank owned life insurance	20,253	—

Other assets	12,050	7,703

Total assets	$1,979,581	$1,990,131

Liabilities and Shareholders’ Equity Liabilities:

Deposits	$1,427,882	$1,481,901

Other borrowed funds	243,434	210,024

Advance payments by borrowers for taxes and insurance	8,369	5,996

Accrued interest payable	1,099	1,126

Accrued expenses and other liabilities	19,855	16,515

Total liabilities	1,700,639	1,715,562

Shareholders’ Equity:

Preferred stock-no par value; 1,000,000 shares authorized and unissued at September 30, 2003	—	—

Common stock-no par value; 499,000,000 shares authorized; 37,804,457 and 37,803,269 shares issued, respectively	139,086	138,207

Retained earnings	182,700	172,080

Other comprehensive income	1,127	2,363

Unearned stock compensation	(17,207)	(19,724)

Treasury stock, at cost, 3,462,770 and 2,558,214 shares, respectively	(26,764)	(18,357)

Total shareholders’ equity	278,942	274,569

Total liabilities and shareholders’ equity	$1,979,581	$1,990,131

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands)		(In thousands)
Interest income

Loans	$24,053	$27,452	$74,776	$82,905

Loans available for sale	621	293	1,645	730

Securities

Trading	130	45	316	106

Available for sale	1,833	1,995	6,964	5,483

Held to maturity	—	1,036	—	3,441

Margin accounts	171	204	513	638

FHLB stock dividend	217	246	637	696

Other interest-earning assets	20	276	240	1,135

Total interest income	27,045	31,547	85,091	95,134

Interest expense

Interest expense on deposits	7,115	11,040	23,923	34,749

Interest expense on other borrowed funds	2,400	2,112	7,000	7,023

Total Interest Expense	9,515	13,152	30,923	41,772

Net interest income	17,530	18,395	54,168	53,362

Provision for loan loss allowances	571	750	2,969	1,978

Net interest income after provision for loan loss allowances	16,959	17,645	51,199	51,384

Noninterest income

Commissions	3,923	3,189	11,012	10,248

Service fees and other charges	2,234	2,075	5,666	5,988

Underwriting & investment banking	720	22	1,025	193

Net gains (losses):

Securities	—	—	496	649

Loans sold	2,449	1,309	10,888	4,758

Trading securities	128	(490)	437	(829)

Other	—	(89)	(45)	(254)

Other income	849	481	1,965	2,149

Total noninterest income	10,303	6,497	31,444	22,902

Noninterest expenses

Salaries and employee benefits	11,679	9,568	34,519	29,238

Occupancy	968	818	2,713	2,369

Equipment and data processing	2,401	2,048	7,219	6,033

Franchise tax	372	522	1,238	1,521

Advertising	556	372	1,755	1,651

Amortization of core deposit intangible	307	507	1,035	1,746

Other expenses	2,086	2,138	6,773	7,532

Total noninterest expenses	18,369	15,973	55,252	50,090

Income before income taxes	8,893	8,169	27,391	24,196

Income taxes	3,110	2,964	9,600	8,739

Net income	$5,783	$5,205	$17,791	$15,457

Comprehensive income	$5,012	$5,293	$16,555	$15,368

Earnings per share:

Basic	$0.18	$0.16	$0.56	$0.48

Diluted	$0.17	$0.16	$0.55	$0.48

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

	(Dollars in thousands)
Cash Flows from Operating Activities:

Net income	$17,791	$15,457

Adjustments to reconcile net income to net cash from operating activities:

Provision for loan loss allowances	2,969	1,978

Net gains	(11,339)	(5,153)

Amortization of premiums	4,973	1,128

Depreciation	2,736	2,082

ESOP compensation	2,033	1,804

Amortization of restricted stock compensation	1,363	1,618

FHLB stock dividends	(636)	(696)

Increase in trading securities	(7,675)	(36,049)

Decrease in margin accounts	585	3,619

Decrease in interest receivable	514	160

(Increase) decrease in prepaid and other assets	(6,487)	3,123

Decrease in interest payable	(27)	(1,563)

Decrease (increase) in loans held for sale	3,355	(1,932)

Proceeds from sale of loans held for sale	403,478	122,517

Increase (decrease) in other liabilities	3,524	(8,398)

Net cash from operating activities	417,157	99,695

Cash Flows from Investing Activities:

Proceeds from principal repayments and maturities of:

Securities held to maturity	—	20,720

Securities available for sale	125,687	46,728

Proceeds from sale of:

Securities held to maturity	—	932

Securities available for sale	8,242	7,551

Real estate owned	1,262	972

Loans	97,983	112,620

Fixed assets	—	17

Purchases of:

Securities available for sale	(135,367)	(130,339)

Securities held to maturity	—	(999)

Bank owned life insurance	(20,000)	—

Net cash paid for acquisition	—	(13,729)

Net principal disbursed on loans	(378,488)	(219,363)

Loans purchased	(158,972)	(26,335)

Purchases of premises and equipment	(2,467)	(2,636)

Net cash from investing activities	(462,120)	(203,861)

Cash Flows from Financing Activities:

Net increase in NOW, savings and money market accounts	7,238	30,962

Net decrease in certificates of deposit	(60,682)	(41,303)

Net increase (decrease) in advance payments by borrowers for taxes and insurance	2,373	(2,627)

Proceeds from FHLB advances and other long term debt	22,500	23,239

Repayment of FHLB advances and other long term debt	(10,269)	(70,017)

Net change in other borrowed funds	21,179	26,205

Dividends paid	(7,098)	(7,241)

Proceeds from the exercise of stock options	698	107

Purchase of treasury stock	(9,178)	(3,263)

Net cash from financing activities	(33,239)	(43,938)

Decrease in cash and cash equivalents	(78,202)	(148,104)

Cash and cash equivalents, beginning of period	110,936	205,884

Cash and cash equivalents, end of period	$32,734	$57,780

Supplemental disclosures of cash flow information: Cash paid during the period for:

Interest on deposits and borrowings	$30,950	$43,240

Income taxes	10,595	7,053

Supplemental schedule of noncash activities:

Transfers from loans to real estate owned	853	2,035

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

	For the Nine Months
	Ended September 30,

	2003	2002

	(In thousands)
Net income as reported	$17,791	$15,457
Deduct: Stock-based compensation expense determined under fair value method	2,196	1,420

Pro Forma net income	$15,595	$14,037

Basic earnings per share as reported	$0.56	$0.48
Pro forma basic earnings per share	$0.49	$0.44
Diluted earnings per share as reported	$0.55	$0.48
Pro forma diluted earnings per share	$0.49	$0.44

      The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2003	2002

Dividend yield	3.34%	4.00%
Expected stock price volatility	48.31%	38.31%
Risk-free interest rate	3.98%	5.01%
Expected option life (In years)	10	10

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

The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, contained in United Community’s Form 10-K for the year ended December 31, 2002.

      3.     MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported as assets, totaled $615.4 million at September 30, 2003.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows in 2003:

(In thousands)
Balance, beginning of year	$3,603
Additions	3,998
Amortized to expense	(2,085)
Balance, end of period	$5,516

Activity in the valuation allowance for mortgage servicing rights was as follows in 2003:

(In thousands)
Balance, beginning of year	$—
Additions	(415)
Recoveries	150

Balance, end of period	$(265)

      4.     SECURITIZATIONS

During the nine months ended September 30, 2003, $90.4 million in residential mortgage loans were sold in securitization transactions. The securities received in these transactions were then immediately sold. A gain of $4.2 million was recorded on the sale. Home Savings retained servicing responsibilities for the loans, for which it receives annual servicing fees approximating 0.40% of the outstanding balance of the loans.

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

An analysis of the activity in securitizations serviced by Home Savings during this period follows:

Balance at December 31, 2002	(In thousands)

Principal balance of loans	$156,995
Amortized cost of servicing rights	1,350
Servicing rights as a % of principal	0.86%
New securitizations during 2003
Principal balance of loans	$90,413
Fair value of servicing rights	741
Servicing rights as a % of principal	0.82%
Principal payments received on loans securitized	106,500

Balance at September 30, 2003	(In thousands)
Principal balance of loans	$140,908
Amortized cost of servicing rights	1,124
Servicing rights as a % of principal	0.80%

Other information at end of period
Weighted average rate	6.75%
Weighted average maturity in months	287
Fair value assumptions
Discount rate	8%
Weighted average prepayment assumptions	380 PSA

Cash flows from all securitizations of mortgage loans were as follows in 2003:

(In thousands)
Securitization proceeds	$93,983
Servicing fees received	346

In the securitization transactions, Home Savings retained residual interests in the form of servicing assets. The servicing assets represent the allocated value of retained servicing rights on the loans securitized. The following table indicates how fair value might decline if the assumptions changed unfavorably in two different magnitudes:

Fair value at September 30, 2003	$1,459
Weighted average life (in months)	72
Projected fair value based on:
Increase in PSA of 50	$1,333
Increase in PSA of 100	$1,229

The effect of adverse changes is hypothetical and should not be extrapolated to other changes as the effects are not linear.

      5.     SEGMENT INFORMATION

United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and corporate banking services. Investment advisory services provides investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three and nine months ended September 30, 2003 and 2002 are as follows:

Three Months Ended September 30, 2003

		Investment
	Retail Banking	Advisory Services	Eliminations	Total

		(In thousands)
Interest income	$27,152	$316	$(423)	$27,045
Interest expense	9,881	57	(423)	9,515
Provision for loan loss	571	-	-	571

Net interest income after provision for loan loss	16,700	259	-	16,959
Non-interest income	4,120	6,183	-	10,303
Non-interest expense	12,141	6,228	-	18,369

Income before tax	8,679	214	-	8,893
Income tax expense	3,034	76	-	3,110

Net income	$5,645	$138	$-	$5,783

Three Months Ended September 30, 2002

		Investment
	Retail Banking	Advisory Services	Eliminations	Total

		(In thousands)
Interest income	$31,732	$266	$(451)	$31,547
Interest expense	13,549	54	(451)	13,152
Provision for loan loss	750	-	-	750

Net interest income after provision for loan loss	17,433	212	-	17,645
Non-interest income	1,958	4,539	-	6,497
Non-interest expense	11,678	4,295	-	15,973

Income before tax	7,713	456	-	8,169
Income tax expense	2,804	160	-	2,964

Net income	$4,909	$296	$-	$5,205

Nine Months Ended September 30, 2003

		Investment
	Retail Banking	Advisory Services	Eliminations	Total

		(In thousands)
Interest income	$85,485	$875	$(1,269)	$85,091
Interest expense	32,009	183	(1,269)	30,923
Provision for loan loss	2,969	-	-	2,969

Net interest income after provision for loan loss	50,507	692	-	51,199
Non-interest income	15,169	16,275	-	31,444
Non-interest expense	38,077	17,175	-	55,252

Income before tax	27,599	(208)	-	27,391
Income tax expense	9,672	(72)	-	9,600

Net income	$17,927	$(136)	$-	$17,791

Nine Months Ended September 30, 2002

		Investment
	Retail Banking	Advisory Services	Eliminations	Total

		(In thousands)
Interest income	$95,698	$788	$(1,352)	$95,134
Interest expense	42,964	160	(1,352)	41,772
Provision for loan loss	1,978	-	-	1,978

Net interest income after provision for loan loss	50,756	628	-	51,384
Non-interest income	8,445	14,457	-	22,902
Non-interest expense	35,771	14,319	-	50,090

Income before tax	23,430	766	-	24,196
Income tax expense	8,468	271	-	8,739

Net income	$14,962	$495	$-	$15,457

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

	For the nine months ended September 30,

	2003		2002

		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of year	1,909,615	$7.01	1,307,496	$6.79
Granted	742,654	8.97	715,710	7.40
Exercised	136,786	7.02	38,010	6.81
Forfeited	—	—	25,929	6.94

Outstanding at end of period	2,515,483	7.59	1,959,259	7.01

Options exercisable at end of period	2,515,483	$7.59	1,959,259	$7.01

Weighted-average fair value of options granted during year		$3.65		$2.44

      7.     EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and restricted stock awards. There were no anti-dilutive shares for the periods ended September 30, 2003 or 2002.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

	(In thousands,		(In thousands,
	except per share data)		except per share data)

Net income applicable to common stock	$5,783	$5,205	$17,791	$15,457

Weighted average common shares outstanding	31,440	31,773	31,715	31,801
Dilutive effect of restricted stock	—	146	—	162
Dilutive effect of stock options	444	399	362	309

Weighted average common shares outstanding for dilutive computation	31,884	32,318	32,077	32,272

Earnings per share:
Basic	$0.18	$0.16	$0.56	$0.48
Diluted	$0.17	$0.16	$0.55	$0.48

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

Selected financial ratios and other data: (1)	2003	2002	2003	2002

Performance ratios:
Return on average assets (2)	1.17%	1.04%	1.19%	1.02%
Return on average equity (3)	8.28%	7.70%	8.58%	7.71%
Interest rate spread (4)	3.50%	3.48%	3.54%	3.28%
Net interest margin (5)	3.79%	3.89%	3.85%	3.69%
Noninterest expense to average assets	3.72%	3.19%	3.71%	3.29%
Efficiency ratio (6)	65.19%	60.72%	63.99%	63.03%
Average interest-earning assets to average interest- bearing liabilities	114.02%	114.77%	114.03%	114.39%

Capital ratios:
Average equity to average assets	14.15%	13.49%	13.90%	13.19%
Equity to assets, end of period	14.09%	13.32%	14.09%	13.32%
Tier 1 leverage ratio	9.08%	9.11%	9.08%	9.11%
Tier 1 risk-based capital ratio	10.96%	13.19%	10.96%	13.19%
Total risk-based capital ratio	11.98%	14.03%	11.98%	14.03%

Asset quality ratio:
Nonperforming loans to total loans at end of period (7)	1.04%	0.95%	1.04%	0.95%
Nonperforming assets to average assets (8)	0.86%	0.81%	0.85%	0.81%
Nonperforming assets to total assets at end of period	0.85%	0.81%	0.85%	0.81%
Allowance for loan losses as a percent of loans	1.04%	0.96%	1.04%	0.96%
Allowance for loan losses as a percent of nonperforming loans (7)	97.72%	100.98%	97.72%	100.98%

Office data:
Number of full service banking offices	34	33	34	33
Number of loan production offices	5	5	5	5
Number of brokerage offices	11	10	11	10
Number of trust offices	2	2	2	2

Per share data:
Basic earnings per share (9)	0.18	0.16	0.56	0.48
Diluted earnings per share (9)	0.17	0.16	0.55	0.48
Book value (10)	8.12	7.65	8.12	7.65
Tangible book value (11)	7.03	6.54	7.03	6.54

Market value as a percent of book value (12)	1.22	1.16	1.22	1.16

(1)	Ratios for the three and nine month periods are annualized where appropriate.
(2)	Net income divided by average total assets.
(3)	Net income divided by average total equity.
(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.
(7)	Nonperforming loans consist of nonaccrual loans and restructured loans.
(8)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.
(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and the RRP.
(10)	Equity divided by number of shares outstanding.
(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.
(12)	Market value divided by book value.

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets decreased $10.6 million, or 0.5%, to $2.0 billion at September 30, 2003, compared to December 31, 2002. United Community had decreases of $78.2 million in cash and cash equivalents, $3.4 million in loans held for sale and $1.0 million in the core deposit intangible and an increase of $33.4 million in other borrowed funds. These changes were used to fund increases of $43.5 million in net loans, $20.3 million in bank owned life insurance, $5.1 million in securities and $4.3 million in other assets and a decrease of $54.0 million in deposits.

Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds and marketable and mortgage-related securities available for sale. Cash and deposits with banks decreased $3.1 million, or 9.4%, to $30.1 million at September 30, 2003, compared to $33.2 million at December 31, 2002. Federal funds sold and other overnight funds decreased $75.1 million, or 96.6%, to $2.7 million at September 30, 2003, from $77.8 million at December 31, 2002. Securities available for sale, which includes both marketable and mortgage-related securities, decreased $2.6 million, or 1.1%, since December 31, 2002. Trading securities, which consist of marketable securities, increased $7.7 million to $12.7 million at September 30, 2003. The net decrease in cash and deposits and overnight funds, along with the decrease in loans held for sale and an increase in other borrowed funds, was primarily used to fund increases in securities and bank owned life insurance and the decrease in deposits.

Net loans increased $43.5 million, or 2.9%, from December 31, 2002 to September 30, 2003. Home Savings had increases of $135.8 million in commercial real estate loans, $137.4 million in construction loans, $39.7 million in consumer loans and $796,000 in commercial loans. These increases were partially offset by a decrease of $276.3 million in one- to four-family real estate loans mainly as a result of the sale of approximately $90.4 million of fixed rate loans from the portfolio to help manage interest rate risk and continued refinancing activity in the portfolio as a result of the recent interest rate environment. Loans held for sale decreased $3.4 million, or 7.3%, to $42.5 million at September 30, 2003 compared to $45.8 million at December 31, 2002. During the first nine months of 2003, Home Savings sold approximately $397.6 million in newly originated fixed-rate loans to help manage interest rate risk, and anticipates continued sales as a part of its strategic plan to manage interest rate risk.

The allowance for loan losses increased to $16.0 million at September 30, 2003, from $15.1 million at December 31, 2002. Due to the refinancing and sales of loans mentioned above, Home Savings has been experiencing a shift in the loan portfolio from one- to four-family residential loans to other portfolios, such as nonresidential real estate lending and commercial lending, which are generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of businesses and income-producing properties. This shift, along with an $879,000 increase in nonperforming loans and current economic conditions, are all factors that affected management’s decision to increase the allowance. This allowance is monitored by management on a regular basis and may be increased or decreased at any time as dictated by the underlying data. The allowance for loan losses as a percentage of total loans increased to 1.04% at September 30, 2003 compared to 1.01% at December 31, 2002. The allowance for loan losses as a percent of non-performing loans increased to 97.72% at September 30, 2003 compared to 97.62% at December 31, 2002.

Nonperforming assets, which include nonaccrual and restructured loans and real estate owned, increased approximately $431,000, or 2.6%, to $16.9 million at September 30, 2003, from $16.5 million at December 31, 2002, primarily due to an increase in nonperforming commercial loans. Total nonaccrual and restructured loans accounted for 1.04% of net loans receivable at September 30, 2003 and 1.01% of net loans receivable at December 31, 2002. Total nonperforming assets were 0.85% of total assets as of September 30, 2003 and 0.83% as of December 31, 2002.

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

Total deposits decreased $54.0 million from $1.5 billion at December 31, 2002, to $1.4 billion at September 30, 2003. This decrease is mainly due to a $61.3 million decrease in certificates of deposit and a $20.3 million decline in NOW accounts, which was partially offset by a $27.6 million increase in savings accounts. Assuming the interest rate environment remains the same, United Community anticipates the deposit runoff to begin stabilizing.

Other borrowed funds increased $33.4 million to $243.4 million at September 30, 2003 compared to $210.0 million at December 31, 2002. The increase consisted of an increase in long term advances from the Federal Home Loan Bank (FHLB) of $12.2 million, short term FHLB advances of $8.7 million, $8.3 million in repurchase agreements and other short term borrowing as a result of bond positions entered into by Butler Wick

Shareholders’ equity increased $4.4 million, or 1.6%, to $278.9 million at September 30, 2003 from $274.6 million at December 31, 2002. The increase was primarily due to income for the first nine months of the year, which was partially offset by treasury stock purchases and quarterly dividends of $0.075 per share. During the first nine months of 2003, United Community repurchased 1,012,585 shares of its stock. As United Community completes its first buy back program, it anticipates continued share repurchases through the new buy back program approved in April 2003. Tangible book value and book value per share were $7.03 and $8.12 as of September 30, 2003.

Comparison of Operating Results for the Three Months Ended
September 30, 2003 and September 30, 2002

Net Income.      Net income for the three months ended September 30, 2003 was $5.8 million, or $0.17 per diluted share, compared to net income of $5.2 million, or $0.16 per diluted share, for the three months ended September 30, 2002. Net interest income decreased by $865,000 and the provision for loan losses decreased by $179,000. Noninterest income increased $3.8 million, which was partially offset by a $2.4 million increase in noninterest expense. United Community’s annualized return on average assets and return on average equity were 1.17% and 8.28%, respectively, for the three months ended September 30, 2003. The annualized return on average assets and return on average equity for the comparable period in 2002 were 1.04% and 7.70%, respectively.

Net Interest Income.      Net interest income decreased $865,000, or 4.7%, for the three months ended September 30, 2003, compared to the third quarter of 2002. The decline is primarily due to decreases in interest earned on loans of $3.4 million and net securities of $1.1 million, realized as a result of decreases in interest rates. The level of refinancing activity during the third quarter of 2003, which caused a $35.5 million decline in the average loan balance, also contributed to the lower interest income levels on loans. These decreases were partially offset by a $3.9 million decline in interest expense on deposits, which was a result of declining interest rates and a $114.5 million decrease in the average balance of certificates of deposit. The interest rate spread for the three months ended September 30, 2003 was 3.50% compared to 3.48% for the quarter ended September 30, 2002. Net interest margin declined 10 basis points to 3.79% for the three months ended September 30, 2003 compared to 3.89% for the same quarter in 2002. Assuming the interest rate environment remains steady, United Community anticipates some compression of the interest rate margin as deposit pricing reaches its low and loans continue to prepay.

Provision for Loan Losses.      A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Due to the shift in the loan portfolio from one- to four-family residential loans to other portfolios, an $897,000 increase in nonperforming loans during the year and current economic conditions, a $571,000 provision for loan losses was recorded for the third quarter of 2003. Home Savings’ allowance for loan losses totaled $16.0 million at September 30, 2003, which was 1.04% of total loans, compared to 0.95% at September 30, 2002. The allowance for loan losses as a percent of non-performing loans decreased to 97.72% at September 30, 2003 compared to 100.98% at September 30, 2002.

Noninterest Income.      Noninterest income increased $3.8 million, or 58.6%, from $6.5 million for the three months ended September 30, 2002, to $10.3 million for the three months ended September 30, 2003, primarily due to increases of $1.1 million in gains recognized on the sale of loans, which could be affected in the future by a change in interest rates, $734,000 in commission income and $698,000 in underwriting and investment banking income. An increase of $618,000 in gain recognized on the trading securities portfolio, which is largely related to the market valuation of the securities, and a $368,000 increase in other income primarily as a result of an investment in bank owned life insurance also contributed to the increase in noninterest income.

Noninterest Expense.      Total noninterest expense increased $2.4 million, or 15.0%, to $18.4 million for the three months ended September 30, 2003, from $16.0 million for the three months ended September 30 2002. The increase is primarily due to a $2.1 million increase in salaries and employee benefits, a $353,000 increase in equipment and data processing, a $184,000 increase in advertising and a $150,000 increase in occupancy. The increase in salaries and employee benefits are mainly related to an increase of $628,000 in connection with the market valuation of retention plan assets, a $364,000 charge for post retirement medical benefits as a result of rising health care costs and increased provisions for bonuses of $457,000 and commissions earned of $289,000 as a result of increased underwriting and investment banking activity in the third quarter of 2003. These increases were partially offset by decreases of $200,000 in the amortization of the core deposit intangible related to the acquisitions of Potters Financial Corporation (Potters) and Industrial Bancorp (Industrial) and $150,000 in franchise tax expense.

Federal Income Taxes.      The provision for federal income taxes increased $146,000 for the three months ended September 30, 2003, compared to the three months ended September 30, 2002 due to higher pre-tax income in 2003. The effective tax rates were 35.0% and 36.3% for the three months ended September 30, 2003 and 2002, respectively.

Comparison of Operating Results for the Nine Months Ended
September 30, 2003 and September 30, 2002

Net Income.      Net income for the nine months ended September 30, 2003 was $17.8 million, or $0.55 per diluted share, compared to net income of $15.5 million, or $0.48 per diluted share, for the nine months ended September 30, 2002. Net interest income increased $806,000 and noninterest income increased $8.5 million, and were offset by a $5.2 million increase in noninterest expense and a $991,000 increase in the provision for loan losses. United Community acquired Potters in the second quarter of 2002, which partially accounts for the increases in 2003. United Community’s annualized return on average assets and return on average equity were 1.19% and 8.58%, respectively, for the nine months ended September 30, 2003. The annualized return on average assets and return on average equity for the comparable period in 2002 were 1.02% and 7.71%, respectively.

Net Interest Income.      Net interest income increased $806,000, or 1.5%, for the nine months ended September 30, 2003, compared to the first nine months of 2002, primarily due to a decrease of $10.8 million in interest expense on deposits, which is mostly related to a decline in interest rates and a $106.9 million decline in the average balance of certificates of deposit. In addition, a $1.5 million increase in income earned on securities available for sale, resulting from a $114.0 million increase in the average balance of the securities, also contributed to the increase in net interest income. During the fourth quarter of 2002, United Community transferred securities from the held to maturity category to the available for sale category to provide more flexibility for managing interest rate risk. These changes were partially offset by a decrease of $8.1 million in interest earned on loans as a result of a $64.7 million decline in the average loan balance and falling interest rates. The transfer of securities to available for sale, along with a decrease in rates, caused held to maturity income to decrease $3.4 million for the nine months ended September 30, 2003 compared to the same period in 2002. A decrease in income on other interest-earning assets of $895,000 as a result of a decrease of $66.1 million in the average balance of other interest earning assets also contributed to the decrease in interest income. Interest rate spread and net interest margin for the nine months ended September 30, 2003 were 3.54% and 3.85%, respectively. Interest rate spread and net interest margin were 3.28% and 3.69%, respectively, for the same period in 2002.

Provision for Loan Losses.      Due to the shift in the loan portfolio, an increase in nonperforming loans of $1.6 million and current economic conditions, the provision for loan loss allowances was $3.0 million for the first nine months of 2003 compared to $2.0 million for the first nine months of 2002.

Noninterest Income.      Noninterest income increased $8.5 million, or 37.3%, from $22.9 million for the nine months ended September 30, 2002, to $31.4 million for the nine months ended September 30, 2003, primarily due to an increase of $6.1 million in gains on loans sold. During 2003, United Community sold newly originated loans and securitized fixed rate loans from the portfolio to help manage interest rate risk, resulting in gains of approximately $10.9 million for both newly originated and portfolio loans. In comparison, during the nine months ended September 30, 2002, United Community sold newly originated loans that resulted in $1.2 million in gains and securitized loans out of the portfolio that resulted in $2.2 million in gains. Gains recognized on trading securities increased $1.3 million as a result of market valuation changes, underwriting and investment banking income increased $832,000 and other recognized losses decreased $209,000 mainly as a result of fixed asset disposals in 2002. These changes were partially offset by decreases of $184,000 in other income and $153,000 in gains on securities. Since Anthem is Home Savings’ health care provider, Home Savings received shares of Anthem stock through the demutualization of Anthem, Inc. and subsequently sold the stock in March 2002. To recognize the receipt, other income was increased by $847,000 in the first quarter of 2002. To recognize the subsequent sale of the stock, a gain of $476,000 was recognized on the sale of marketable securities in the first quarter of 2002. A decrease of $322,000 in service fees and other charges, primarily as a result of an impairment charge on mortgage servicing rights, contributed to offsetting the increases in noninterest income.

Noninterest Expense.      Total noninterest expense increased $5.2 million, or 10.3%, to $55.3 million for the nine months ended September 30, 2003, from $50.1 million for the nine months ended September 30, 2002, primarily as a result of a $5.3 million increase in salaries and employee benefits and a $1.2 million increase in equipment and data processing. The increase in salaries and employee benefits is mainly related to a $2.2 million charge for post retirement benefits as a result of increased health care costs and an increase of $1.4 million in the valuation of the Butler Wick retention plan. In addition, increased salaries from the acquisition of Potters that occurred in the second quarter of 2002, increased commissions for loan originators and investment banking and increased provisions for bonuses also contributed to the increase in salary expense. The increase in equipment and data processing is a result of having nine months of depreciation recorded from the Potters acquisition as opposed to six months in the same period last year. In addition, depreciation has increased for software upgrades to the teller platform system, computer equipment to run the updated software and a new telephone system. These increases were offset by decreases of $711,000 in the amortization of core deposit intangibles related to the acquisitions of Industrial and Potters, $283,000 in franchise tax and $759,000 in other expense. The decline in other expense is predominately due to charges recognized in the first quarter of 2002 as a result of the early extinguishments of debt that did not reoccur in 2003. During 2002, United Community determined that it was advantageous to extinguish debt early and incur associated fees due to economic conditions and cash inflows from sales of loans.

Federal Income Taxes.      The provision for federal income taxes increased $861,000 for the nine months ended September 30, 2003, compared to the nine months ended September 30, 2002 due to higher pre-tax income in 2003. The effective tax rates were 35.0% and 36.1% for the nine months ended September 30, 2003 and 2002, respectively.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 2003 and 2002. Average balance calculations were based on daily balances.

	Three Months Ended September 30,

	2003			2002

	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost

			(In thousands)
Interest-earning assets:
Net loans (1)	$1,483,019	$24,053	6.49%	$1,518,533	$27,452	7.23%
Net loans held for sale	51,796	621	4.80%	14,922	293	7.85%
Investment securities:
Trading	13,845	130	3.76%	10,944	45	1.64%
Available for sale	256,045	1,833	2.86%	183,915	1,995	4.34%
Held to maturity	—	—	—	62,866	1,036	6.59%
Margin accounts	14,106	171	4.85%	16,980	204	4.81%
FHLB stock	21,491	217	4.04%	20,589	246	4.78%
Other interest-earning assets	9,237	20	0.87%	64,734	276	1.71%

Noninterest-earning assets	125,410			110,091

Total assets	$1,974,949			$2,003,574

Interest-bearing liabilities:
NOW and money market accounts	$306,771	$646	0.84%	$279,821	$1,224	1.75%
Savings accounts	338,442	449	0.53%	316,045	1,233	1.56%
Certificates of deposit	741,432	6,020	3.25%	855,939	8,583	4.01%
Other borrowed funds	235,520	2,400	4.08%	198,047	2,112	4.27%

Total interest-bearing liabilities	1,622,165	9,515	2.35%	1,649,852	13,152	3.19%

Noninterest-bearing liabilities	73,255			83,463

Total liabilities	1,695,420			1,733,315
Equity	279,529			270,259

Total liabilities and equity	$1,974,949			$2,003,574

Net interest income and interest rate spread		$17,530	3.50%		$18,395	3.48%

Net interest margin			3.79%			3.89%

Average interest-earning assets to average interest- bearing liabilities			114.02%			114.77%

(1)	Nonaccrual loans are included in the average balance.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine months ended September 30, 2003 and September 30, 2002. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,

	2003			2002

	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost

			(In thousands)
Interest-earning assets:
Net loans (1)	$1,478,870	$74,776	6.74%	$1,543,520	$82,905	7.16%
Net loans held for sale	44,517	1,645	4.93%	12,417	730	7.84%
Investment securities:
Trading	14,254	316	2.96%	8,496	106	1.66%
Available for sale	276,025	6,964	3.36%	162,065	5,483	4.51%
Held to maturity	—	—	—	69,210	3,441	6.63%
Margin accounts	14,247	513	4.80%	18,616	638	4.57%
FHLB stock	21,282	637	3.99%	19,909	696	4.66%
Other interest-earning assets	25,802	240	1.24%	91,950	1,135	1.65%

Total interest-earning assets	1,874,997	85,091	6.05%	1,926,183	95,134	6.59%
Noninterest-earning assets	113,191			100,821

Total assets	$1,988,188			$2,027,004

Interest-bearing liabilities:
NOW and money market accounts	$310,599	$2,523	1.08%	$281,116	$4,118	1.95%
Savings accounts	338,902	1,936	0.76%	311,784	3,868	1.65%
Certificates of deposit	767,642	19,464	3.38%	874,503	26,763	4.08%
Other borrowed funds	227,134	7,000	4.11%	216,494	7,023	4.33%

Total interest-bearing liabilities	1,644,277	30,923	2.51%	1,683,897	41,772	3.31%

Noninterest-bearing liabilities	67,533			75,779

Total liabilities	1,711,810			1,759,676
Equity	276,378			267,328

Total liabilities and equity	$1,988,188			$2,027,004

Net interest income and Interest rate spread		$54,168	3.54%		$53,362	3.28%

Net interest margin			3.85%			3.69%

Average interest-earning assets to average interest-bearing liabilities			114.03%			114.39%

(1)	Nonaccrual loans are included in the average balance.

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

b.  Reports on Form 8-K

On July 14, 2003, United Community filed an 8-K under Item 5, announcing Home Savings’ charter change from a state-chartered savings and loan to a state-chartered savings bank.

On July 16, 2003, United Community filed an 8-K under Items 9 and 12, disclosing operating results for the quarter ended June 30, 2003.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: November 13, 2003	/s/ Douglas M. McKay Douglas M. McKay, Chief Executive Officer

Date: November 13, 2003	/s/ Patrick A. Kelly Patrick A. Kelly, Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.1

Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission (SEC), Exhibit 3.1.

Exhibit 3.2

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, Exhibit 3.2.