Form 10-K
period 2003-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2004-03-12
CIK 707886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from______________to___________________

                        Commission File Number: 0-024399

                        UNITED COMMUNITY FINANCIAL CORP.
         -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                        34-1856319
      -------------------------------                   ----------------------
      (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                    Identification Number)

      275 Federal Plaza West, Youngstown, Ohio                   44503
    -----------------------------------------                  ----------
    (Address of principal executive offices)                   (Zip Code)

                 Registrant's telephone number: (330) 742-0500

          Securities registered pursuant to Section 12(b) of the Act:

                None                                   None
          ----------------           ------------------------------------------
          (Title of Class)          (Name of each exchange on which registered)

          Securities registered pursuant to Section 12(g) of the Act:

                      Common shares, no par value per share
                     --------------------------------------
                                (Title of Class)

         Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sale on June 30, 2003 was approximately $304.9 million and on March 8, 2004 was approximately $416.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

         As of March 8, 2004, there were 31,100,670 of the Registrant's Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-K - Portions of 2003 Annual Report to Shareholders
Part III of Form 10-K - Portions of Proxy Statement for the 2004 Annual Meeting
                                of Shareholders

                                TABLE OF CONTENTS

 Item
Number                                                                                                           Page
------                                                                                                           ----
                                     PART I

1.    Description of Business
        General ......................................................................................             1
        Discussion of Forward-Looking Statements .....................................................             2
        Lending Activities ...........................................................................             2
        Investment Activities ........................................................................            11
        Sources of Funds .............................................................................            13
        Competition ..................................................................................            15
        Employees ....................................................................................            16
        Regulation ...................................................................................            16
2.    Description of Property ........................................................................            18
3.    Legal Proceedings ..............................................................................            21
4.    Submission of Matters to a Vote of Security Holders ............................................            21

                                     PART II

5.    Market for Registrant's Common Equity and Related Shareholder Matters ..........................            21
6.    Selected Financial Data ........................................................................            21
7.    Management's Discussion and Analysis of Financial Condition and Results of Operations ..........            21
7A.   Quantitative and Qualitative Disclosures About Market Risk .....................................            21
8.    Financial Statements and Supplemental Data .....................................................            21
9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ...........            21
9A.   Controls and Procedures ........................................................................            21

                                    PART III

10.   Directors and Executive Officers of the Registrant .............................................            22
11.   Executive Compensation .........................................................................            22
12.   Security Ownership of Certain Beneficial Owners and Management and Related
      Shareholder Matters ............................................................................            22
13.   Certain Relationships and Related Transactions .................................................            23
14.   Principal Accountant Fees and Services .........................................................            23

                                     PART IV

15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ................................            23

Signatures ...........................................................................................            24
Exhibit Index ........................................................................................            25

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

         United Community's Internet site, http://www.ucfconline.com, contains a hyperlink to the Securities and Exchange commission (SEC) where United Community's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 Insider Reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after United Community has filed the report with the SEC.

         As a savings and loan holding company, United Community is subject to regulation, supervision and examination by the OTS, the Division of Financial Institutions of the Ohio Department of Commerce (Division) and the SEC. United Community's primary activity is holding the common stock of Home Savings and Butler Wick. Consequently, the following discussion focuses primarily on the business of Home Savings and Butler Wick.

         Home Savings was organized as a mutual savings association under Ohio law in 1889. During 2003, Home Savings changed its charter from a state-chartered savings and loan association to a state-chartered savings bank. Home Savings is subject to supervision and regulation by the Federal Deposit Insurance Corporation (FDIC), and the Division. Home Savings is a member of the Federal Home Loan Bank (FHLB) of Cincinnati and the deposits of Home Savings are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (SAIF).

         Home Savings conducts business from its main office located in Youngstown, Ohio, 35 full-service branches and six loan production offices located throughout Ohio and western Pennsylvania. The principal business of Home Savings is the origination of mortgage loans on one- to four-family residential real estate located in Home Savings' primary market area, which consists of Ashland, Columbiana, Cuyahoga, Erie, Geauga, Hancock, Huron, Lake, Mahoning, Montgomery, Richland, Sandusky, Seneca, Summit and Trumbull counties in Ohio and Beaver County in Pennsylvania. Home Savings also originates loans secured by nonresidential real estate. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under "Investment Activities." Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB and maturities of securities.

         Interest on loans and other investments is Home Savings' primary source of income. Home Savings' principal expense is interest paid on deposit accounts and other borrowings and salaries and benefits paid to our employees. Operating results are dependent to a significant degree on the net interest income of Home Savings, which is the difference between interest earned on loans and other investments and interest paid on deposits and borrowed funds. Like most thrift institutions, Home Savings' interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

         Butler Wick is the parent company for two wholly-owned subsidiaries:
Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick conducts business from its main office located in Youngstown, Ohio and 12 offices located in northeastern Ohio and western Pennsylvania. Butler Wick primarily sells common and preferred stocks, but also offers an array of government, corporate and municipal bonds, unit trusts, mutual funds, IRAs, money market accounts and certificates of deposit. Butler Wick also offers investments in precious metals and a full line of life insurance and annuity products, personal and corporate financial planning, estate planning, pension and profit sharing.

                    DISCUSSION OF FORWARD-LOOKING STATEMENTS

         When used in this Form 10-K the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in United Community's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings' market area, demand for investments in Butler Wick's market area and competition, which could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above could affect United Community's financial performance and could cause United Community's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

         United Community does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of United Community's loan portfolio at the dates indicated:

                                                                             At December 31,
                                                  2003                            2002                           2001
                                                     Percent of                       Percent of                       Percent of
                                         Amount      Total loans         Amount      Total loans       Amount         Total loans
                                     -------------  -------------    -------------   ------------  -------------     -------------
                                                                        (Dollars in thousands)
Real estate loans:
 Permanent
    One- to four-family              $     602,480          34.10%   $     889,199          56.02% $     984,141             65.38%
    Multifamily                            149,547           8.47           79,760           5.05         60,691              4.06
    Nonresidential                         309,467          17.52          236,581          14.99        153,368             10.25
    Land                                    14,511           0.82            5,812           0.37         11,432              0.76
                                     -------------  -------------    -------------   ------------  -------------     -------------
       Total permanent                   1,076,005          60.91        1,211,352          76.43      1,209,632             80.44

 Construction loans:

    One- to four-family                    358,890          20.32          122,234           7.74        115,853              7.74
    Multifamily and nonresidential          46,165           2.61           35,600           2.26         26,883              1.80
                                     -------------  -------------    -------------   ------------  -------------     -------------
       Total construction                  405,055          22.93          157,834          10.00        142,736              9.54
                                     -------------  -------------    -------------   ------------  -------------     -------------

Total real estate loans                  1,481,060          83.84        1,369,186          86.43      1,352,368             89.98

Consumer loans:
 Home equity                               134,053           7.59          109,671           6.94         48,671              3.25
 Auto                                       48,219           2.73           36,052           2.28         21,703              1.45
 Education                                       -              -                -              -          5,280              0.35
 Other (1)                                  36,491           2.06            9,797           0.63         35,095              2.34
                                     -------------  -------------    -------------   ------------  -------------     -------------

   Total consumer                          218,763          12.38          155,520           9.85        110,749              7.40

Commercial loans                            66,835           3.78           58,639           3.72         39,226              2.62
                                     -------------  -------------    -------------   ------------  -------------     -------------

Total loans                              1,766,658         100.00%       1,583,345         100.00%     1,502,343            100.00%
                                                    =============                    ============                    =============

Less net items                             190,164                         105,132                        95,864
                                     -------------                   -------------                 -------------

    Total loans, net                 $   1,576,494                   $   1,478,213                 $   1,406,479
                                     =============                   =============                 =============

                                                                   At December 31,
                                                       2000                             1999
                                                            Percent of                       Percent of
                                             Amount         total loans        Amount        Total loans
                                         -------------     -------------      ----------     -----------
                                                                (Dollars in thousands)
Real estate loans:
 Permanent
    One- to four-family                  $     618,112             65.22%     $  546,888           70.92%
    Multifamily                                 24,085              2.54           7,838            1.02
    Nonresidential                             137,976             14.56         116,690           15.13
    Land                                         5,172              0.55             299            0.04
                                         -------------     -------------      ----------     -----------
       Total permanent                         785,345             82.87         671,715           87.11

 Construction loans:

    One- to four-family                         57,955              6.11          27,486            3.57
    Multifamily and nonresidential              11,389              1.20           1,637            0.21
                                         -------------     -------------      ----------     -----------
       Total construction                       69,344              7.31          29,123            3.78
                                         -------------     -------------      ----------     -----------

Total real estate loans                        854,689             90.18         700,838           90.89

Consumer loans:
 Home equity                                    20,147              2.13          19,151            2.48
 Auto                                            5,171              0.55           1,130            0.15
 Education                                       3,850              0.40           3,860            0.50
 Other (1)                                      29,177              3.08          18,998            2.46
                                         -------------     -------------      ----------     -----------
   Total consumer                               58,345              6.16          43,139            5.59

Commercial loans                                34,657              3.66          27,119            3.52
                                         -------------     -------------      ----------     -----------

Total loans                                    947,691            100.00%        771,096          100.00%
                                                           =============                     ===========

Less net items                                  71,038                            48,009
                                         -------------                        ----------

    Total loans, net                     $     876,653                        $  723,087
                                         =============                        ==========

--------
(1) Consists of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

         LOAN MATURITY. The following table sets forth certain information as of December 31, 2003, regarding the dollar amount of loans maturing in Home Savings' portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings' consent. The table does not include the effects of possible prepayments or scheduled repayments.

                                              Principal repayments contractually due in the years ended
                                              ---------------------------------------------------------
                                                                     December 31,
                                                                     ------------
                                                                                2009 and
                                          2004              2005-2008          thereafter                 Total
                                        --------            ---------          ----------                -------
                                                                     (In thousands)
Construction loans:
     One-to-four family                 $ 85,712             $196,834           $ 76,344                 $358,890
     Multifamily and nonresidential          497               16,249             29,419                   46,165

Commercial loans                          34,345               28,142              4,348                   66,835

         The next table sets forth the dollar amount of all loans reported above as due after December 31, 2004, which have fixed or adjustable interest rates:

                                      Due after December 31, 2004
                                      ---------------------------
                                            (In thousands)
Fixed rate                                   $    68,758
Adjustable rate                                  282,578
                                              ----------
                                             $   351,336
                                             ===========

         LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. The principal lending activity of Home Savings is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family homes, located within Home Savings' primary market area. At December 31, 2003, Home Savings' one- to four-family residential real estate loans totaled approximately $602.5 million, or 34.1% of total loans. At December 31, 2003, $7.1 million, or 1.2%, of Home Savings' one- to four-family loans were nonperforming.

         FDIC regulations and Ohio law limit the amount which Home Savings may lend in relationship to the appraised value of the real estate and improvements that secure the loan at the time of loan origination. In accordance with such regulations, Home Savings makes loans on one- to four-family residences of up to 97% of the value of the real estate and improvements thereon (LTV), although the majority of such loans have LTVs of 80% or less. Loans on single-family, owner-occupied residences located in low-income or moderate-income census tracts are granted up to a 97% LTV, although Home Savings requires private mortgage insurance on the portion of the principal amount that exceeds 85% of the appraised value of the property securing the loan.

         Home Savings currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans (ARMs) for terms of up to 30 years. Although Home Savings' loan portfolio includes a significant amount of 30-year fixed-rate loans, most loans currently originated for investment. The interest rate adjustment periods on ARMs are typically one or three years. The maximum interest rate adjustment on most of the ARMs is 2.0% on any adjustment date and a total of 6.0% over the life of the loan. The interest rate adjustments on one-year and three-year ARMs presently offered by Home Savings are indexed to the weekly average rate on the one-year and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin to the index. Home Savings does not offer ARMs to borrowers on one- to four-family residences with LTVs in excess of 95%.

         Home Savings issues standby loan origination commitments to qualified borrowers primarily for the purchase of single-family residential real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked in.

         LOANS SECURED BY MULTIFAMILY RESIDENCES. Home Savings originates loans secured by multifamily properties, which contain more than four units. Multifamily loans are offered with adjustable rates of interest, which adjust according to a specified index, and typically have terms ranging from five to ten years and LTVs of up to 75%.

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

         At December 31, 2003, loans secured by multifamily properties totaled approximately $149.5 million, or 8.5% of total loans. The largest loan had a principal balance of $13.3 million and was performing according to its terms. There was approximately $59,000 in multifamily loans that were considered nonperforming at December 31, 2003.

         LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Home Savings originates loans secured by nonresidential real estate. Home Savings' nonresidential real estate loans have adjustable rates, terms of up to 25 years and, generally, LTVs of up to 80%. Among the properties securing Home Savings' nonresidential real estate loans are shopping centers, office buildings, hotels and motels. The majority of such properties are located within Home Savings' primary lending area.

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

         At December 31, 2003, Home Savings' largest loan secured by nonresidential real estate had a balance of $11.5 million and was performing according to its terms. At December 31, 2003, approximately $309.5 million, or 17.5%, of Home Savings' total loans were secured by mortgages on nonresidential real estate, of which $1.3 million was considered nonperforming at December 31, 2003.

         Home Savings also originates a limited number of loans secured by vacant land for the construction of single-family houses. Home Savings' land loans are generally fixed-rate loans for terms up to five years and require a LTV of 75% or less. At December 31, 2003, approximately $14.5 million, or 0.82%, of Home Savings' total loans were secured by land loans made to individuals intending primarily to construct and occupy single-family residences on the properties.

         CONSTRUCTION LOANS. Home Savings makes loans for the construction of one- to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a speculative (unsold) basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. Construction loans for one- to four-family residences have LTVs of up to 95%, and construction loans for multifamily and nonresidential properties have LTVs of up to 75%, with the value of the land included as part of the owner's equity. At December 31, 2003, Home Savings had approximately $405.0 million, or 22.9% of its total loans, invested in construction loans, including $358.9 million in one- to four-family residential construction and approximately $46.2 million in multifamily and nonresidential construction loans.

         Approximately 75% of Home Savings' construction loans to builders are made for homes for which the builder does not have a contract with a buyer. Home Savings, however, generally limits speculative loans to builders with whom Home Savings has a long-standing relationship and limits the number of outstanding loans on unsold homes under construction within a specific area.

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

         Nonperforming construction loans at December 31, 2003 amounted to $1.7 million.

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

         For new automobiles, loans are originated for up to 100% of the MSRP value of the car with terms of up to 66 months, and for used automobiles, loans are made for up to the average trade value of the car model and a term of up to five years. All automobile loans are originated indirectly by approved auto dealerships. At December 31, 2003, automobile loans amounted to $48.2 million, or 22.0%, of Home Savings' consumer loan portfolio.

         Home Savings makes closed-end home equity loans in an amount which, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans are typically secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable and fixed rates of interest. Fixed-rate home equity loans have terms of ten years but can be called after five years. Rate adjustments on adjustable home equity loans are determined by adding a 3.0% margin for loans on one- to four-family residences of up to 80% LTV or by adding a 4.0% margin for loans on one- to four-family residences of up to 90% LTV to the one-year U.S. Treasury index. At December 31, 2003, approximately $134.1 million, or 61.3%, of Home Savings' consumer loan portfolio consisted of home equity loans.

         Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment, and other adverse economic conditions. Although Home Savings has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase. Nonperforming consumer loans as a percentage of outstanding consumer loans amounted to 0.41% at December 31, 2003.

         At December 31, 2003, Home Savings had approximately $218.8 million, or 12.4% of its total loans, invested in consumer loans. Home Savings anticipates a moderate increase in its consumer loan portfolio in the future as a result of increased cross-selling efforts to existing customers.

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

         At December 31, 2003, Home Savings had approximately $66.8 million, or 3.8% of total loans, invested in commercial loans. The majority of these loans are secured by a security interest in inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings also originates unsecured commercial loans including lines of credit for periods of less than 12 months, short-term loans and, occasionally, term loans for periods of up to 36 months. These loans are underwritten based on the creditworthiness of the borrowers and the guarantors. Home savings had $25.3 million in unsecured commercial loans as of December 31, 2003. As a result of the addition of experienced loan personnel and the implementation of enhanced underwriting procedures, Home Savings intends to increase its unsecured commercial loan volume in the future.

         Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

         Nonperforming commercial loans at December 31, 2003 amounted to $1.9 million.

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

         Each of Home Savings' 35 offices and six loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings' Underwriting Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by one of Home Savings' in-house licensed appraisers or an approved fee appraiser. For certain large nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by Home Savings' chief appraiser. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Commercial, residential and nonresidential real estate loans up to $1.0 million may be approved by an authorized executive officer. Loan requests of $1.0 million to $15.0 million require the approval of the Loan Committee. All loans of $15.0 million or more require approval by three executive officers and a majority of the Board.

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

         LOAN ORIGINATIONS, PURCHASES AND SALES. Home Savings' residential loans are generally made on terms and conditions and documented to conform to the secondary market guidelines for sale to the Federal Home Loan Mortgage Company (FHLMC) and other institutional investors in the secondary market. Education loans are sold, once the borrower leaves school, to the Student Loan Marketing Association. Home Savings does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration, but it has purchased such loans as well as participation interests in such loans.

         In 2003, Home Savings securitized and sold $90.4 million in fixed rate single family mortgage loans, and sold an additional $443.2 million of fixed rate mortgage loans during 2003 as part of its ongoing mortgage banking operations. Home Savings generally retains the servicing rights on the sale of loans originated in the geographic area surrounding its full service branches, and sells loans generated by its loan production offices servicing released. Home Savings anticipates continued participation in the secondary mortgage loan market to maintain its desired risk profile.

         At December 31, 2003, Home Savings had $24.5 million of outstanding commitments to originate loans and $231.5 million available to borrowers under consumer and commercial lines of credit. At December 31, 2003, Home Savings had $132.8 million in undisbursed funds related to construction loans in process.

         During 2003, Home Savings entered into an agreement to purchase one- to four-family construction loans from another institution. Loans purchased under this agreement earn a floating rate of interest, are guaranteed as to principal and interest by a third party and may be for the purpose of constructing either pre-sold or speculative homes. At December 31,

2003, approximately $101.9 million was outstanding under this program. Home Savings anticipates continuing purchases of loans under this program in 2004.

         LOANS TO ONE BORROWER LIMITS. Regulations generally limit the aggregate amount that Home Savings may lend to any one borrower to an amount equal to 15.0% of Home Savings' unimpaired capital and unimpaired surplus (Lending Limit Capital). A savings association may lend to one borrower an additional amount not to exceed 10.0% of Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated.

         Based on such limits, Home Savings could lend approximately $25.8 million to one borrower at December 31, 2003. The largest amount Home Savings had outstanding to one borrower at December 31, 2003, was $21.4 million, which consisted of four loans secured by first mortgages on commercial buildings. At December 31, 2003, these loans were performing in accordance with their terms.

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

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                                                               At December 31,
                                      ----------------------------------------------------------------------------------------------
                                                        2003                                                2002
                                      ------------------------------------------          ------------------------------------------
                                                                       Percent of                                         Percent of
                                                                         total                                               total
                                      Number           Amount            loans            Number           Amount           loans
                                      ------           ------          ----------         ------           ------         ----------
                                                                           (Dollars in thousands)
Loans delinquent for:
   30-59 days                             250          $ 8,478             0.48%              364          $21,757             1.38%
   60-89 days                              75            2,877             0.16               126            5,852             0.37
   90 days or over                        211           12,981             0.73               207           14,424             0.91
                                      -------          -------          -------           -------          -------          -------
      Total delinquent loans              536          $24,336             1.37%              697          $42,033             2.66%
                                      =======          =======          =======           =======          =======          =======

         Nonperforming assets include nonaccruing loans, restructured loans, real estate acquired by foreclosure or by deed-in-lieu thereof and repossessed assets. Once a loan becomes 90 days delinquent, it is placed on non-accrual status.

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

         The following table sets forth information with respect to Home Savings' nonperforming loans and other assets at the dates indicated:

                                                                                             At December 31,
                                                                         ---------------------------------------------------
                                                                           2003      2002       2001        2000       1999
                                                                         -------    -------    -------    -------    -------
                                                                                         (Dollars in thousands)
Nonperforming loans:
  Nonaccrual loans
     Real estate loans:
        One- to four-family                                              $ 7,121    $ 7,567    $ 5,813    $ 2,966    $ 2,923
        Multifamily and nonresidential                                     1,315      2,049        775      3,019         82
        Construction (net of loans in process) and land                    1,724      3,141      3,398      1,741        272
                                                                         -------    -------    -------    -------    -------
           Total real estate loans                                        10,160     12,757      9,986      7,726      3,277
     Consumer                                                                888        715        434        457        132
     Commercial                                                            1,933        952        469      1,360        206
                                                                         -------    -------    -------    -------    -------
           Total nonaccrual loans                                         12,981     14,424     10,889      9,543      3,615
  Restructured real estate loans                                           1,853      1,271      1,572        208        317
                                                                         -------    -------    -------    -------    -------
           Total nonperforming loans                                      14,834     15,695     12,461      9,751      3,932
Real estate acquired through foreclosure and other
  repossessed assets
                                                                           1,299      1,150        477        359        157
                                                                         -------    -------    -------    -------    -------
           Total nonperforming assets                                    $16,133    $16,845    $12,938    $10,110    $ 4,089
                                                                         =======    =======    =======    =======    =======

Nonperforming loans as a percent of total loans                             0.93%      0.95%      0.89%      1.10%      0.54%
Nonperforming assets as a percent of total assets                           0.82       0.81       0.67       0.77       0.30
Allowance for loan losses as a percent of nonperforming loans             100.70     100.98      92.13      67.79     164.86
Allowance for loan losses as a percent of total loans before allowance      0.94       0.94       0.81       0.74       0.88

         For 2003, approximately $1.1 million in additional interest income would have been recorded had nonaccrual and restructured loans been accruing pursuant to contractual terms. During 2003, interest collected on such loans and included in net income was approximately $575,000.

         Nonperforming assets decreased approximately $712,000, or 4.2%, to $16.1 million at December 31, 2003, from $16.8 million at December 31, 2002. This decrease is due to a variety of factors, including more aggressive collection procedures and an accelerated foreclosure process, and is not due to a single relationship. At December 31, 2003, total nonaccrual and restructured loans accounted for 0.93% of net loans receivable, compared to 0.95% at December 31, 2002. Total nonperforming assets were 0.82% of total assets as of December 31, 2003, a decrease of 0.01% from 0.81% as of December 31, 2002.

         Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of cost or fair value as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 2003, the carrying value of real estate acquired in settlement of loans was $1.3 million and consisted of $1.28 million in single-family properties and $16,000 in property secured by land.

         In addition to the nonperforming loans identified above, other loans may be identified as having potential credit problems that result in those loans being classified by our internal loan review function. These potential problem loans, which have not exhibited the more severe weaknesses generally present in nonperforming loans, amounted to $14.2 million, net of applicable reserves, at December 31, 2003.

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

         ALLOWANCE FOR LOAN LOSSES. Management establishes the allowance for loan losses at a level it believes adequate to absorb probable losses incurred in the loan portfolio. Management bases its determination of the adequacy of the allowance upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio and current economic conditions. Consequently, these estimates are particularly susceptible to changes that could result in a material adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

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

         The following table sets forth an analysis of Home Savings' allowance for loan losses for the periods indicated:

                                                         Year ended December 31,
                                   --------------------------------------------------------------------
                                     2003           2002           2001           2000           1999
                                   --------       --------       --------       --------       --------
                                                          (Dollars in thousands)
Balance at beginning of period     $ 15,099       $ 11,480       $  6,553       $  6,405       $  6,398

Provision for loan losses             3,179          3,578          2,495            300            100
Charge-offs:
   Real estate                       (2,111)          (347)           (89)           (83)           (60)
   Consumer                            (650)          (410)          (283)           (38)           (65)
   Commercial                          (579)        (1,210)           (55)           (80)             -
                                   --------       --------       --------       --------       --------
      Total charge-offs              (3,340)        (1,967)          (427)          (201)          (125)
                                   --------       --------       --------       --------       --------

Recoveries:
   Real estate                           94             71             13             17             21
   Consumer                              41             65             10              9              9
   Commercial                            38              3              9             23              2
                                   --------       --------       --------       --------       --------
      Total recoveries                  173            139             32             49             32
                                   --------       --------       --------       --------       --------

Net recoveries (charge-offs)         (3,167)        (1,828)          (395)          (152)           (93)

Acquisition of Industrial                 -              -          2,795              -              -

Acquisition of Potters                    -          1,869              -              -              -
                                   --------       --------       --------       --------       --------

Balance at end of year             $ 15,111       $ 15,099       $ 11,480       $  6,553       $  6,405
                                   ========       ========       ========       ========       ========

Ratio of net charge-offs
   to average net loans               (0.21)%        (0.12)%        (0.03)%        (0.02)%        (0.01)%

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

                                                                     At December 31,
                           --------------------------------------------------------------------------------------------------
                                       2003                               2002                               2001
                           ----------------------------       ------------------------------     ----------------------------
                                           Percent of                          Percent of                        Percent of
                                         loans in each                       loans in each                     loans in each
                                            category                            category                          category
                            Amount       to total loans        Amount        to total loans      Amount        to total loans
                           -------       --------------       -------       ----------------     -------       --------------
                                                                (Dollars in thousands)
Real estate loans          $10,796            71.44%          $11,017            72.97%          $ 8,339            72.64%
Consumer loans               2,670            17.67             1,947            12.89               975             8.49
Commercial loans             1,645            10.89             2,135            14.14             2,166            18.87
                           -------          -------           -------          -------           -------          -------
        Total              $15,111           100.00%          $15,099           100.00%          $11,480           100.00%
                           =======          =======           =======          =======           =======          =======

                                                      At December 31,
                               --------------------------------------------------------------
                                            2000                            1999
                               -----------------------------     ----------------------------

                                            Percent of loans                Percent of loans
                                            in each category                in each category
                                Amount       to total loans      Amount      to total loans
                               -------      ----------------     -------    ----------------
                                               (Dollars in thousands)
Real estate loans              $ 4,117           62.83%          $ 4,182           65.29%
Consumer loans                     566            8.64               555            8.67
Commercial loans                 1,870           28.54             1,668           26.04
                               -------          ------           -------          ------
        Total                  $ 6,553          100.00%          $ 6,405          100.00%
                               =======          ======           =======          ======

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

         HOME SAVINGS INVESTMENT ACTIVITIES. Federal regulations and Ohio law permit Home Savings to invest in various types of marketable securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities, and certain other specified investments. The Board has adopted an investment policy which authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Federal National Mortgage Association (FNMA), FHLMC, Government National Mortgage Association (GNMA), as well as private issuers, investment-grade municipal obligations, creditworthy, unrated securities issued by municipalities in which an office of Home Savings is located, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers' acceptances, federal funds and money market funds. Home Savings' investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety. The investment activities of Home Savings are supervised by Home Savings' Asset/Liability Committee and investment purchases are monitored weekly by the Executive Committee.

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

         Home Savings is exposed to prepayment risk and reinvestment risk to the extent that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Mortgage- related securities enable Home Savings to generate positive interest rate spreads with minimal administrative expense and reduce credit risk due to either guarantees provided by the issuer or the high credit rating of the issuer. Mortgage- related securities classified as available for sale also provide Home Savings with an additional source of liquid funds. Home Savings also invests in investment grade corporate notes, which mature within three years or less. The notes, which include debentures and collateralized notes, generally provide a spread above the risk-free rate afforded by comparable maturity U.S. Treasury securities.

         BUTLER WICK INVESTMENT ACTIVITIES. Butler Wick holds securities through two subsidiaries, Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick & Co., Inc. invests in municipal securities and, to a lesser extent, government agency securities for sale to clients. Butler Wick's securities are carried at fair value with gains and losses recognized currently. Butler Wick & Co., Inc. does not make markets in equity securities.

         In order to qualify as a fiduciary in both the State of Ohio and in the Commonwealth of Pennsylvania, Butler Wick Trust Company deposited United States Government obligations having a principal value of $100,000 with the Federal Reserve Bank for each state. In addition to these deposits, U.S. Government obligations are owned by Butler Wick Trust Company.

         UNITED COMMUNITY INVESTMENT ACTIVITIES. Funds maintained by United Community for general corporate purposes, including possible acquisitions, are invested in investment grade corporate notes, federally sponsored corporate obligations, and equity securities. In addition, United Community invests in Eurodollars, which is a short-term investment. These types of investments provide a great deal of liquidity and flexibility.

         The following table presents the amortized cost, fair value and weighted average yield of securities at December 31, 2003 by maturity:

                                                                           At December 31, 2003
                                       ---------------------------------------------------------------------------------------------
                                            No stated                                  After one year through     Five years through
                                            maturity            One year or less             five years                ten years
                                       -------------------   ---------------------   -------------------------     -----------------
                                       Amortized   Average   Amortized     Average   Amortized         Average   Amortized   Average
                                          cost      yield       cost        yield      cost             yield      cost       yield
                                       ---------   -------   ---------     -------   ---------         -------   ---------   -------
                                                                         (Dollars in thousands)
Securities:
   US government agencies
   and corporations                     $     -          -%   $28,106         2.66%   $45,487             2.55%   $     -         -%
   States and political subdivisions          -          -         29         5.25          9            10.45         34      5.50
   Mortgage related securities                -          -         47         7.31      3,841             8.05      1,616      8.31
   Other securities (a)                  12,450       1.99          -            -          -                -          -         -
                                        -------               -------                 -------                     -------
Total securities                        $12,450       1.99%   $28,182         2.67%   $49,337             2.98%   $ 1,650      8.25%
                                        =======               =======                 =======                     =======

                                                                 At December 31, 2003
                                             -----------------------------------------------------------
                                                 After ten years                      Total
                                             -----------------------     -------------------------------
                                              Amortized      Average     Amortized   Average      Fair
                                                cost         yield          cost      yield      value
                                                ----         -----          ----      -----      -----
                                                               (Dollars in thousands)
Securities:
   US government agencies
   and corporations                           $      -           -%      $ 73,593      2.59%    $ 73,788
   States and political subdivisions               997        4.90          1,069      4.98        1,071
   Mortgage related securities                 148,874        4.24        154,375      4.38      155,266
   Other securities (a)                              -           -         12,450      2.00       13,000
                                              --------                   --------               --------
Total securities                              $149,871        4.24%      $241,490      3.74%    $243,125
                                              ========                   ========               ========

(a)      Yield on equity securities only; mutual funds excluded

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

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

                                             At December 31, 2003                      For the Year Ended December 31, 2003
                                -------------------------------------------       --------------------------------------------
                                                   Percent          Weighted                        Percent          Weighted
                                                   of total         average        Average        of average         average
                                  Amount           deposits           rate         balance         deposits            rate
                                  ------           --------           ----         -------         --------            ----
                                                                   (Dollars in thousands)
Noninterest bearing demand      $   63,442            4.46%               -%      $   61,273            4.17%               -%
NOW and money market accounts      305,841           21.48             0.81          308,816           21.01             1.01
Savings accounts                   312,210           21.93             0.52          335,843           22.85             0.70
Certificates of deposit            742,205           52.13             3.16          763,704           51.97             3.33
                                ----------          ------                        ----------          ------
   Total deposits               $1,423,698          100.00%            1.72%      $1,469,636          100.00%            2.10%
                                ==========          ======                        ==========          ======

                                       For the Year Ended December 31, 2002                For the Year Ended December 31, 2001
                                    -----------------------------------------         --------------------------------------------
                                                     Percent         Weighted                         Percent             Weighted
                                    Average        of average        average          Average        of average           average
                                    balance         deposits           rate           balance         deposits             rate
                                    -------         --------           ----           -------         --------             ----
                                                                        (Dollars in thousands)
Noninterest bearing demand         $   45,806          3.10%               -%        $   25,585          2.25%                 -%
NOW and money market accounts         279,894         18.98             1.90            184,120         16.23               2.96
Savings accounts                      299,048         20.28             1.65            228,485         20.13               2.28
Certificates of deposit               850,054         57.64             4.08            696,633         61.39               5.36
                                   ----------        ------                          ----------        ------
   Total deposits                  $1,474,802        100.00%            3.05%        $1,134,823        100.00%              4.23%
                                   ==========        ======                          ==========        ======

         Total deposits decreased by $58.2 million, or 3.9%, from December 31, 2002, to December 31, 2003.

         The following table shows rate and maturity information for Home Savings' certificates of deposit at December 31, 2003:

                                                               Over               Over
                                           Up to            1 year to          2 years to
             Rate                         one year           2 years             3 years         Thereafter            Total
             ----                         --------          ----------         -----------       ----------            -----
                                                                            (In thousands)
4.00% or less                             $310,540           $ 93,072           $ 22,692           $ 71,992           $498,296
4.01% to 6.00%                              25,804             44,220             15,404            116,781            202,209
Greater than 6.01%                           6,050             34,112              1,496                 42             41,700
                                          --------           --------           --------           --------           --------
Total certificates of deposit             $342,394           $171,404           $ 39,592           $188,815           $742,205
                                          ========           ========           ========           ========           ========
   Percent of total certificates
            of deposit                       46.13%             23.09%              5.33%             25.44%            100.00%

         At December 31, 2003, approximately $342.4 million of Home Savings' certificates of deposit mature within one year. Based on past experience and Home Savings' prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $434.2 million are available from the FHLB of Cincinnati.

         The following table presents the amount of Home Savings' certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2003:

        Maturity                     Amount
        --------                     ------
                                 (In thousands)
Three months or less                $ 29,027
Over 3 months to 6 months             11,986
Over 6 months to 12 months            23,711
Over 12 months                        83,686
                                    --------

    Total                           $148,410
                                    ========

Based on past experience, management believes that a substantial percentage of the above certificates will be renewed with Home Savings at maturity.

         The following table sets forth Home Savings' deposit account balance activity for the periods indicated:

                                                     Year ended December 31,
                                               ----------------------------------
                                                   2003                  2002
                                               -----------            -----------
                                                     (Dollars in thousands)
Beginning balance                              $ 1,481,901            $ 1,383,418
Net (decrease)increase in deposits                 (90,117)                53,919
                                               -----------            -----------
Net deposits before interest credited            1,391,784              1,437,337
Interest credited                                   31,914                 44,564
                                               -----------            -----------
Ending balance                                 $ 1,423,698            $ 1,481,901
                                               ===========            ===========

  Net (decrease)/increase                      $   (58,203)           $    98,483
                                               ===========            ===========

  Percent (decrease)/increase                        (3.93)%                 7.12%

         BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB of Cincinnati, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, the association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2003, Home Savings was in compliance with the QTL test. Home Savings may borrow up to $434.2 million from the FHLB, and had $298.6 million outstanding advances at December 31, 2003.

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

                                   COMPETITION

         Home Savings faces competition for deposits and loans from other savings and loan associations, credit unions, banks and mortgage originators in Home Savings' primary market area. The primary factors in competition for deposits are customer service, convenience of office location and interest rates. Home Savings competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors, which are not readily predictable.

         Butler Wick offers retail brokerage, asset management, and trust services to clients primarily in northeastern Ohio and western Pennsylvania. In each of these businesses, Butler Wick competes with both regional and national firms. As a full service broker, Butler Wick competes based on personal service rather than price. Butler Wick Trust Company is the only such locally owned and managed financial services providers.

                                    EMPLOYEES

         At December 31, 2003, Home Savings and Butler Wick had 604 and 175 full-time equivalent employees, respectively. Home Savings and Butler Wick believe that relations with their employees are good. Home Savings offers health, life and disability benefits to all employees, a 401(k) plan and an employee stock ownership plan for its eligible employees. Butler Wick offers health, life and disability benefits to all employees, a 401(k) plan, a profit sharing plan and a retention plan for its eligible employees. None of the employees of Home Savings or Butler Wick are represented by a collective bargaining unit.

                                   REGULATION

         United Community is a unitary savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (HOLA), and is subject to regulation, examination, and oversight by the OTS, although there are generally no restrictions on the activities of United Community unless the OTS determines that there is reasonable cause to believe that an activity constitutes a serious risk to the financial safety, soundness, or stability of Home Savings. Home Savings is subject to regulation, examination, and oversight by the Division and the FDIC, and is also subject to certain provisions of the Federal Reserve Act. Butler Wick is subject to regulation by the SEC and NASD Regulation, Inc. United Community, Home Savings and Butler Wick are also subject to the provisions of the Ohio Revised Code applicable to corporations generally, including laws which restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

         The OTS, the FDIC, the Division, the SEC and the NASD each have various powers to initiate supervisory measures or formal enforcement actions if United Community or the subsidiary they regulate does not comply with applicable regulations. If the grounds provided by law exist, the FDIC or the Division may place Home Savings in conservatorship or receivership. Home Savings is also subject to regulatory oversight under various consumer protection and fair lending laws which govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of Home Savings to open a new branch or engage in a merger.

         Federal law prohibits Home Savings from making a capital distribution to anyone or paying management fees to any person having control of Home Savings if, after such distribution or payment, Home Savings would be undercapitalized. In addition, each company controlling an undercapitalized institution will comply with its capital restoration plan until the institution has been adequately capitalized on average during each of the four preceding calendar quarters and must provide adequate assurances of performance.

         Federal Reserve Board regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $45.4 million (subject to an exemption of up to $6.6 million), and of 10% of net transaction accounts in excess of $45.4 million. At December 31, 2003, Home Savings was in compliance with its reserve requirements.

         Loans by Home Savings to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed specified limits. Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the "disinterested" members of the Board with any "interested" director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. All other transactions between Home Savings and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act. United Community and Butler Wick are affiliates of Home Savings for this purpose.

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

         In addition, a statutory limitation on the acquisition of control of an Ohio savings bank requires the written approval of the Division prior to the acquisition by any person or entity of a controlling interest in an Ohio association. Control exists, for purposes of Ohio law, when any person or entity which, either directly or indirectly, or acting in concert with one or more other persons or entities, owns, controls, holds with power to vote, or holds proxies representing, 15% or more of the voting shares or rights of an association, or controls in any manner the election or appointment of a majority of the directors. Ohio law also requires that certain acquisitions of voting securities that would result in the acquiring shareholder owning 20%, 33 1/3% or 50% of the outstanding voting securities of United Community must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares by the acquiring shareholder.

         Federal law generally prohibits a savings and loan holding company, such as United Community, from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

ITEM 2. DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 2003, regarding the properties on which offices of Home Savings are located:

                                      Owned or                  Year           Net book
         Location                      leased                  opened            value            Deposits
         --------                      ------                  ------          --------            --------
                                                                                      (In thousands)
275 Federal Plaza West                 Owned                     1919          $   4,423          $  71,208
Youngstown, Ohio

32 State Street                        Owned                     1916                288            100,342
Struthers, Ohio

4005 Hillman Way                       Owned                     1958                405             89,902
Boardman, Ohio

650 East State Street                  Owned                     1925                184             83,873
Salem, Ohio

6000 Mahoning Avenue                   Leased                    1959                 60             85,970
Austintown, Ohio

7525 Market Street                     Owned                     1971                546            128,405
Boardman, Ohio

4259 Kirk Road                         Owned                     1975                554            101,923
Austintown, Ohio

202 South Main Street                  Owned                     1975                432             91,126
Poland, Ohio

3500 Belmont Avenue                    Owned                     1976                280             70,016
Youngstown, Ohio

29 North Broad Street                  Owned                     1977                246             46,226
Canfield, Ohio

980 Great East Plaza                   Leased                    1980                  7             28,700
Niles, Ohio

One University Plaza                   Leased                    2000                 43              1,776
1059-1060 Kilcawley Center
Youngstown, Ohio

127 North Market Street                Owned                     1987                116             32,217
East Palestine, Ohio

210 West Lincoln Way                   Owned                     1987                288             20,752
Lisbon, Ohio

2996 McCartney Road                    Leased                    2000                119              4,597
Youngstown, Ohio

14825 South Avenue Ext.                Owned                     1997                698             30,520
Columbiana, Ohio

4625 North River Road                  Owned                     2000              1,142             16,890
Warren, Ohio

                                      Owned or                  Year           Net book
         Location                      Leased                  Opened            Value             Deposits
         --------                      ------                  ------          --------           ---------
                                                                                      (In thousands)
30 East Main Street                    Owned                     1994          $   1,031          $  27,831
Ashland, Ohio

203 North Sandusky Street              Owned                     1993                  -                N/A
Bellevue, Ohio

211 North Sandusky Street              Owned                     1972                613             53,021
Bellevue, Ohio

255 North Main Street                  Owned                     1975                 99             10,281
Clyde, Ohio

1500 Bright Road                       Owned                     1993                900             18,146
Findlay, Ohio

321 West State Street                  Owned                     1987                579             16,433
Fremont, Ohio

40 East Main Street                    Owned                     1999                369             12,190
Lexington, Ohio

50 West Main Street (1)                Owned                     1976                660             46,079
Norwalk, Ohio

51 West Main Street (1)(2)             Owned                     1992                  -                N/A
Norwalk, Ohio

4112 Milan Road                        Owned                     1988                392             17,419
Sandusky, Ohio

48 East Market Street                  Owned                     1983                302             46,167
Tiffin, Ohio

796 West Market Street                 Owned                     1990                196             10,950
Tiffin, Ohio

301 Myrtle Avenue                      Owned                     1977                179             35,314
Willard, Ohio

121 Blossom Centre, Suite A            Leased                                         93              1,408
Willard, Ohio

530 Broadway Street                    Owned                     1982                566             57,363
East Liverpool, Ohio

15575 ST RT 170                        Leased                    1983                278             32,438
Calcutta, Ohio

46635 Y & O Road                       Owned                     1975                201              9,555
Glenmoor, Ohio

998 Third Street                       Owned                     2001              1,082              6,963
Beaver, Pennsylvania

7707 Mentor Ave                        Leased                    2002                221             16,361
Mentor, Ohio

7075 North Aurora Rd.                  Owned                     2003              1,848              1,047
Aurora, Ohio

250 E Wilson Bridge Rd.                Leased                    2003                 45                N/A
Columbus, Ohio

3690 Orange Place, Suite 250           Leased                    2000          $     191                N/A
Beachwood, Ohio

2211 South Dixie Dr                                              2003                  -                N/A
Dayton, Ohio

Pointe View Professional Park          Leased                    2000                 11                N/A
4831 Darrow Rd. #106
Stow, Ohio

7330 Southern Blvd                     Leased                    1998                 38                N/A
Boardman, Ohio

(1)      Book value and deposit totals are combined for the two Norwalk offices.

(2)      Drive-up facility only.

         The following table sets forth certain information at December 31, 2003, regarding the properties on which the main office and the branch offices of Butler Wick are located:

                                                           Owned or                      Year
            Location                                        Leased                      opened
--------------------------------                           -------                      ------
City Center One Bldg., Suite 700                            Leased                      1926
Youngstown, Ohio

960 W. State Street                                         Leased                      1959
Alliance, Ohio

1284 Liberty Street                                         Leased                      1932
Franklin, Pennsylvania

1 E. State Street                                           Leased                      1932
Sharon, Pennsylvania

25651 Detroit Road                                          Leased                      1990
Cleveland, Ohio

3685 Stutz Drive, Suite 201                                 Leased                      1999
Canfield, Ohio

265 West Main Street, Suite 101                             Leased                      1980
Kent, Ohio

425 Niles-Cortland Road SE                                  Leased                      1932
Bldg. A, Suite 201
Warren, Ohio

4522 Fulton Drive NW                                        Leased                      1990
Canton, Ohio

100 S. Broadway, 2nd Floor                                  Leased                      1956
Salem, Ohio

3637 Medina Road                                            Leased                      1997
Medina, Ohio

3690 Orange Place, Suite 350                                Leased                      2003
Beachwood, Ohio

175 South Third Street, Suite 230                           Leased                      2000
Columbus, Ohio

Two Nationwide Plaza, Suite 770                             Leased                      2003
280 N. High Street
Columbus, Ohio

11 W Monument Ave., Suite 100                               Leased                      2002
Dayton, Ohio

ITEM 3. LEGAL PROCEEDINGS

         United Community is not presently involved in any material legal proceedings. From time to time, United Community is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by Home Savings and incidental to its securities business conducted by Butler Wick.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The information contained in the 2003 Annual Report to Shareholders of United Community (Annual Report) under the caption "Market Price and Dividends" is incorporated herein by reference and attached hereto as part of Exhibit 13.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe Chizek and Company LLC dated January 28, 2004, are incorporated herein by reference and attached hereto as part of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

         An evaluation was carried out by United Community's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934) as of December 31, 2003. Based on their evaluation, the Chief Executive Officer and

Chief Financial Officer have concluded that United Community's disclosure controls and procedures are effective. During the last quarter of fiscal 2003, there were no changes in United Community's internal controls over financial reporting that materially affected , or is likely to materially affect, these controls as of December 31, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained in the Proxy Statement for the 2004 Annual Meeting of Shareholders of United Community (Proxy Statement), to be filed with the Securities and Exchange Commission (Commission) on or about March 24, 2004, under the captions "Election of Directors," "Incumbent Directors," "Board Meeting and Compensation," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Report" is incorporated herein by reference.

         United Community has adopted a code of ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of the code may be obtained upon written request to Patrick A. Kelly, Chief Financial Officer, United Community Financial Corp., 275 Federal Plaza W, Youngstown, Ohio 44503.

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

         The following table shows, as of December 31, 2003, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Incentive Plan and the RRP, excluding shares issuable upon exercise of outstanding stock options.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                    (a)                          (b)                               (c)
                                                                                                        NUMBER OF SECURITIES
                                                                                                       REMAINING AVAILABLE FOR
                                            NUMBER OF SECURITIES                                       FUTURE ISSUANCE UNDER
                                             TO BE ISSUED UPON             WEIGHTED-AVERAGE          EQUITY COMPENSATION PLANS
                                                EXERCISE OF               EXERCISE PRICE OF            (EXCLUDING SECURITIES
              PLAN CATEGORY                 OUTSTANDING OPTIONS          OUTSTANDING OPTIONS          REFLECTED IN COLUMN (a))
------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
security holders..........................       2,468,622                      $7.60                          754,403
------------------------------------------------------------------------------------------------------------------------------

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained in the Proxy Statement under the caption "Compensation of Executive Officers --Certain Transactions" is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information contained in the Proxy Statement under the caption "Audit Fees" is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(c)     EXHIBITS
        --------
           3.1          Articles of Incorporation

           3.2          Amended Code of Regulations

            10          Material Contracts

            11          Statement Regarding Computation of Per Share Earnings

            13          Portions of the 2003 Annual Report to Shareholders

            20          Proxy Statement for 2004 Annual Meeting of Shareholders

            21          Subsidiaries of Registrant

            23          Crowe, Chizek and Company LLC Consent

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

(b) REPORTS ON FORM 8-K. On October 15, 2003, United Community filed an 8-K under disclosing operating results for the quarter ended September 30, 2003 under Item 12.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     UNITED COMMUNITY FINANCIAL CORP.

                                     By:  /S/  Douglas M. McKay
                                          ------------------------------------
                                          Douglas M. McKay, President
                                          (Duly Authorized Representative)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/S/ Douglas M. McKay                                     /S/ Richard M. Barrett
--------------------------------------------------       ----------------------------------------------------------
Douglas M. McKay, President and Director                 Richard M. Barrett, Director

Date: March 12, 2004                                     Date: March 12, 2004

/S/ Richard J. Schiraldi                                 /S/ David C. Sweet
--------------------------------------------------       ----------------------------------------------------------
Richard J. Schiraldi, Director                           David C. Sweet, Director

Date: March 12, 2004                                     Date: March 12, 2004

/S/ Herbert F. Schuler, Sr.                              /S/ Patrick A. Kelly
--------------------------------------------------       ----------------------------------------------------------
Herbert F. Schuler, Sr., Director                        Patrick A. Kelly, Treasurer (Principal Financial Officer)

Date: March 12, 2004                                     Date: March 12, 2004

/S/ Thomas J. Cavalier
--------------------------------------------------
Thomas J. Cavalier, Director

Date: March 12, 2004

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

3.2  Amended Code of Regulations                                     Incorporated by reference to the 1998 10-K filed by United
                                                                     Community on March 31, 1999 via Edgar, film number
                                                                     99582343, Exhibit 3.2

10.1 The Home Savings and Loan Company of Youngstown,                Incorporated by reference to the 2001 10-K filed by United
     Ohio Employee Stock Ownership Plan                              Community on March 29, 2002 via Edgar, film number
                                                                     02593161, Exhibit 10.1
10.2 Employment Agreement between The Home Savings
     and Loan Company of Youngstown, Ohio and Douglas
     M. McKay, dated December 29, 2000.

10.3 Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W.
     Bevack, dated December 29, 2000.

10.4 Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick
     A. Kelly, dated December 29, 2000.

10.5 Employment Agreement between Butler Wick Corp.                  Incorporated by reference to the 1999 10-K filed by United
     and Thomas J. Cavalier, dated August 12, 1999                   Community on March 29, 2000 via Edgar, film number 582478,
                                                                     Exhibit 10.5
10.6 Employment Agreement between The Home Savings
     and Loan Company of Youngstown, Ohio and David G.
     Lodge, dated December 29, 2000.

10.7 United Community 1999 Long-Term Incentive Plan                  Incorporated by reference to the Proxy Statement filed by
                                                                     United community via Edgar on June 7, 1999, file number
                                                                     9964170 (1999 Proxy), Exhibit A

10.8 United Community Recognition and Retention Plan and             Incorporated by reference to the 1999 Proxy, Exhibit B
     Trust Agreement

11   Statement Regarding Computation of Per Share Earnings           Incorporated by reference to Note 22 to the Financial
                                                                     Statements included in the Annual Report in Exhibit 13

13   Portions of the 2003 Annual Report to Shareholders

20   Proxy Statement for 2004 Annual Meeting of                      Incorporated by reference to the Proxy Statement, to be filed
     Shareholders                                                    with the Securities and Exchange Commission on or about
                                                                     March 24, 2004.

21   Subsidiaries of Registrant

23   Crowe Chizek and Company LLC Consent

31.1 Section 302 Certification by Chief Executive Officer

31.2 Section 302 Certification by Chief Financial Officer

32   Certification of Financial Statements by Chief Executive
     Officer and Chief Financial Officer