Form 10-Q
period 2004-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2004-05-07
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

31,145,230 common shares as of April 30, 2004.

     PART 1 — FINANCIAL INFORMATION

     ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2004	2003
	(unaudited)
	(In thousands)
Assets
Cash and deposits with banks	$31,123	$36,334
Federal funds sold and other	2,757	44,821

Total cash and cash equivalents	33,880	81,155

Securities:
Trading, at fair value	28,159	15,600
Available for sale, at fair value	190,179	227,525
Loans held for sale, net	20,771	37,715
Loans, net (including allowance for loan losses of $15,253 and $15,111, respectively)	1,670,314	1,576,494
Margin accounts	13,869	14,388
Federal Home Loan Bank stock	22,142	21,924
Premises and equipment	20,874	20,510
Accrued interest receivable	8,518	8,443
Real estate owned	1,449	1,299
Goodwill	33,593	33,593
Core deposit intangible	3,530	3,787
Cash surrender value of life insurance	20,735	20,496
Other assets	15,322	10,904

Total assets	$2,083,335	$2,073,833

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Interest bearing	$1,358,779	$1,360,256
Noninterest bearing	69,550	63,442
Borrowed funds:
Short-term	172,242	159,135
Long-term	177,850	179,328
Advance payments by borrowers for taxes and insurance	8,284	10,721
Accrued interest payable	1,009	970
Accrued expenses and other liabilities	52,812	20,145

Total liabilities	1,840,526	1,793,997

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued at March 31, 2004	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 and 37,804,457 shares issued, respectively	140,076	139,526
Retained earnings	187,910	185,495
Other comprehensive income	1,639	1,124
Unearned stock compensation	(16,296)	(16,752)
Treasury stock, at cost, 6,670,900 and 3,718,542 shares, respectively	(70,520)	(29,557)

Total shareholders’ equity	242,809	279,836

Total liabilities and shareholders’ equity	$2,083,335	$2,073,833

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Interest income
Loans	$24,341	$25,914
Loans available for sale	224	496
Securities:
Trading	105	72
Available for sale	2,011	2,694
Margin accounts	165	171
FHLB stock dividend	218	208
Other interest-earning assets	11	186

Total interest income	27,075	29,741
Interest expense
Interest expense on deposits	6,544	9,029
Interest expense on other borrowed funds	2,523	2,203

Total interest expense	9,067	11,232

Net interest income	18,008	18,509
Provision for loan losses	459	696

Net interest income after provision for loan losses	17,549	17,813

Noninterest income
Brokerage commissions	4,652	3,175
Service fees and other charges	2,890	1,800
Underwriting and investment banking	372	118
Net gains (losses):
Securities	688	496
Loans sold	901	2,010
Trading securities	149	(148)
Other	(9)	(59)
Other income	688	583

Total noninterest income	10,331	7,975

Noninterest expenses
Salaries and employee benefits	12,665	10,901
Occupancy	914	829
Equipment and data processing	2,335	2,344
Franchise tax	431	488
Advertising	619	587
Amortization of core deposit intangible	257	389
Other expenses	2,293	2,617

Total noninterest expenses	19,514	18,155

Income before income taxes	8,366	7,633
Income taxes	2,893	2,653

Net income	$5,473	$4,980

Comprehensive income	$5,988	$4,496
Earnings per share:
Basic	$0.18	$0.16
Diluted	$0.18	$0.16

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$5,473	$4,980
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	459	696
Net gains	(1,580)	(2,447)
Amortization of premiums and accretion of discounts	1,294	1,250
Depreciation	781	948
ESOP compensation	896	647
Amortization of restricted stock compensation	—	427
FHLB stock dividends	(218)	(208)
Increase in trading securities	(12,559)	(14,878)
Decrease in margin accounts	519	848
(Increase) decrease in interest receivable	(75)	86
Increase in prepaid and other assets	(5,049)	(1,906)
Increase in interest payable	39	164
Net principal disbursed on loans held for sale	(24,747)	(104,329)
Proceeds from sale of loans held for sale	42,572	115,659
Increase in other liabilities	22,390	1,012

Net cash from operating activities	30,195	2,949

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	7,018	42,720
Proceeds from sale of:
Securities available for sale	42,597	8,242
Real estate owned	539	18
Commercial loan participations	4,868	—
Purchases of:
Securities available for sale	(1,200)	(104,859)
Net principal (disbursed) repaid on loans	(53,984)	36,095
Loans purchased	(46,135)	(37,726)
Purchases of premises and equipment	(1,137)	(1,477)

Net cash from investing activities	(47,434)	(56,987)

Cash Flows from Financing Activities
Net increase in NOW, savings and money market accounts	8,153	13,488
Net decrease in certificates of deposit	(3,470)	(26,186)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(2,437)	1,855
Repayment of FHLB advances and other long term debt	(165)	(48)
Net change in other borrowed funds	11,795	18,325
Dividends paid	(2,130)	(2,382)
Proceeds from the exercise of stock options	4,410	335
Purchase of treasury stock	(46,192)	(7,896)

Net cash from financing activities	(30,036)	(2,509)

Decrease in cash and cash equivalents	(47,275)	(56,547)
Cash and cash equivalents, beginning of period	81,155	110,936

Cash and cash equivalents, end of period	$33,880	$54,389

Supplemental disclosures of cash flow information Cash paid during the period for:
Interest on deposits and borrowings	$9,027	$11,395
Income taxes	2,935	720
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned	698	317

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated Other
	Shares	Common	Retained	Comprehensive	Unearned	Treasury
	Outstanding	Stock	Earnings	Income	Compensation	Stock	Total
				(In thousands, except per share data)
Balance December 31, 2003	34,086	$139,526	$185,495	$1,124	$(16,752)	$(29,557)	$279,836

Comprehensive income:
Net income			5,473				5,473
Change in net unrealized gain on securities, net of taxes of $277				515			515

Comprehensive income			5,473	515			5,988
Shares allocated to ESOP participants	—	441	—	—	456	—	897
Purchase of treasury stock	(3,667)	—	—	—	—	(46,192)	(46,192)
Exercise of stock options	715	109	(928)	—	—	5,229	4,410
Dividends paid, $0.075 per share	—	—	(2,130)	—	—	—	(2,130)

Balance March 31, 2004	31,134	$140,076	$187,910	$1,639	$(16,296)	$(70,520)	$242,809

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

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands)
Net income as reported	$5,473	$4,980
Deduct: Stock-based compensation expense determined under fair value method	1,855	2,201

Pro Forma net income	$3,618	$2,779

Basic earnings per share as reported	$0.18	$0.16
Pro forma basic earnings per share	$0.12	$0.09
Diluted earnings per share as reported	$0.18	$0.16
Pro forma diluted earnings per share	$0.12	$0.09

     The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date:

	2004	2003
Dividend yield	2.27%	3.34%
Expected stock price volatility	22.73%	48.31%
Risk-free interest rate	3.18%	3.98%
Expected option life (In years)	7	10

2. BASIS OF PRESENTATION

     United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. Home Savings has 35 full service offices and six loan production offices throughout Ohio and western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick has thirteen office locations providing a full range of investment alternatives for individuals, companies and not-for-profit organizations throughout Ohio and western Pennsylvania.

     The accompanying consolidated financial statements of United Community have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments), which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, contained in United Community’s Form 10-K for the year ended December 31, 2003.

3. MORTGAGE BANKING ACTIVITIES

     Mortgage loans serviced for others, which are not reported as assets, totaled $633.8 million at March 31, 2004.

     Activity for capitalized mortgage servicing rights, included in other assets, was as follows in 2004:

(In thousands)
Balance, beginning of year	$5,557
Additions	263
Amortized to expense	(393)

Balance, end of period	$5,427

     Activity in the valuation allowance for mortgage servicing rights was as follows in 2004:

(In thousands)
Balance, beginning of year	$(76)
Additions	—
Recoveries	76

Balance, end of period	$—

4. SEGMENT INFORMATION

United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and corporate banking services. Investment advisory services provides investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three months ended March 31, 2004 and 2003 are as follows:

Three Months Ended March 31, 2004

	Retail Banking	Investment Advisory Services	Eliminations	Total
		(In thousands)
Interest income	$27,183	$287	$(395)	$27,075
Interest expense	9,422	40	(395)	9,067
Provision for loan loss	459	—	—	459

Net interest income after provision for loan loss	17,302	247	—	17,549
Non-interest income	3,604	6,727	—	10,331
Non-interest expense	12,935	6,579	—	19,514

Income before tax	7,971	395	—	8,366
Income tax expense	2,774	119	—	2,893

Net income	$5,197	$276	$—	$5,473

Three Months Ended March 31, 2003

	Retail Banking	Investment Advisory Services	Eliminations	Total
		(In thousands)
Interest income	$29,906	$258	$(423)	$29,741
Interest expense	11,611	44	(423)	11,232
Provision for loan loss	696	—	—	696

Net interest income after provision for loan loss	17,599	214	—	17,813
Non-interest income	3,318	4,657	—	7,975
Non-interest expense	13,221	4,934	—	18,155

Income before tax	7,696	(63)	—	7,633
Income tax expense	2,675	(22)	—	2,653

Net income	$5,021	$(41)	$—	$4,980

5. LONG-TERM INCENTIVE

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

     The Incentive Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The Incentive Plan provides that option prices will not be less than the fair market value of the stock at the grant date. The maximum number of common shares that may be issued under the Incentive Plan is 3,471,562, all of which have been granted. All of the options awarded become exercisable on the date of grant. The option period expires 10 years from the date of grant. A summary of activity in the Incentive Plan is as follows:

	For the three months ended March 31,
	2004		2003
		Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price
Outstanding at beginning of year	2,468,622	$7.60	1,909,615	$7.01
Granted	754,403	12.73	742,654	8.97
Exercised	843,973	6.99	72,760	6.91
Forfeited	—	—	—	—

Outstanding at end of period	2,379,052	9.44	2,579,509	7.58

Options exercisable at end of period	2,379,052	$9.44	2,579,509	$7.58

Weighted-average fair value of options granted during year		$3.13		$3.65

6. EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and restricted stock awards.

	Three Months Ended
	March 31,
	2004	2003
	(In thousands,
	except per share data)
Net income applicable to common stock	$5,473	$4,980

Weighted average common shares outstanding	30,861	31,669
Dilutive effect of restricted stock	—	25
Dilutive effect of stock options	467	317

Weighted average common shares outstanding for dilutive computation	31,328	32,011

Earnings per share:
Basic	$0.18	$0.16
Diluted	$0.18	$0.16

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three
	Months Ended
	March 31,
Selected financial ratios and other data: (1)	2004	2003
Performance ratios:
Return on average assets (2)	1.07%	1.00%
Return on average equity (3)	8.02%	7.25%
Interest rate spread (4)	3.47%	3.59%
Net interest margin (5)	3.76%	3.92%
Noninterest expense to average assets	3.82%	3.63%
Efficiency ratio (6)	70.00%	67.82%
Average interest-earning assets to average interest-bearing liabilities	115.18%	113.80%
Capital ratios:
Average equity to average assets	13.35%	13.75%
Equity to assets, end of period	11.65%	13.55%
Tier 1 leverage ratio	8.35%	8.23%
Tier 1 risk-based capital ratio	9.68%	8.23%
Total risk-based capital ratio	10.58%	12.62%
Asset quality ratio:
Nonperforming loans to total loans at end of period (7)	0.78%	0.97%
Nonperforming assets to average assets (8)	0.71%	0.80%
Nonperforming assets to total assets at end of period	0.70%	0.80%
Allowance for loan losses as a percent of loans	0.90%	1.04%
Allowance for loan losses as a percent of nonperforming loans (7)	116.24%	105.78%
Office data:
Number of full service banking offices	35	34
Number of loan production offices	6	4
Number of brokerage offices	11	11
Number of trust offices	2	2
Per share data:
Basic earnings per share (9)	$0.18	$0.16
Diluted earnings per share (9)	$0.18	$0.16
Book value (10)	$7.80	$7.86
Tangible book value (11)	$6.61	$6.74
Market value as a percent of book value (12)	169.74%	111.45%

(1)	Ratios for the three month periods are annualized where appropriate.
(2)	Net income divided by average total assets.
(3)	Net income divided by average total equity.
(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.
(5)	Net interest income as a percentage of average interest-earning assets.
(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.
(7)	Nonperforming loans consist of nonaccrual loans and restructured loans.
(8)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.
(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and the recognition and retention plan.
(10)	Equity divided by number of shares outstanding.
(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.
(12)	Market value divided by book value.

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

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets increased by $9.5 million, or 0.46%, to $2.1 billion at March 31, 2004, compared to December 31, 2003. The net change in assets was a result of increases of $93.8 million in loans, $12.6 million in trading securities and $4.4 million in other assets that were partially offset by decreases of $47.3 million in cash and cash equivalents, $37.3 million in available for sale securities and $16.9 million in loans held for sale. Total liabilities increased $46.5 million primarily as a result of a $6.1 million increase in non-interest bearing deposits, a $13.1 million increase in short-term borrowings and a $32.7 million increase in accrued other expenses and other liabilities.

Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds and marketable and mortgage-related securities available for sale. Cash and deposits with banks decreased $5.2 million, or 14.3%, to $31.1 million at March 31, 2004, compared to $36.3 million at December 31, 2003. Federal funds sold and other overnight funds decreased $42.1 million or 93.8% to $2.8 million at March 31, 2004 from $44.8 million at December 31, 2003. The decrease is primarily as a result of the completion of the self-tender offer whereby United Community purchased 3,667,227 shares of its stock at an average per share price of $12.50 per share.

Available for sale securities decreased $37.4 million or 16.4% from December 31, 2003 to March 31, 2004 primarily as a result of sales of $41.9 million and paydowns and maturities of $7.0 million. Purchases of $11.2 million partially offset the decrease. Trading securities increased $12.6 million or 80.5% to $28.2 million at March 31, 2004 from $15.6 million at December 31, 2003. The primary reason for the change is an increase in trading securities held in Butler Wick’s portfolio of $12.5 million, most of which relate to short sales entered into at March 31, 2004.

Net loans increased $93.8 million, or 5.6%, from December 31, 2003 to March 31, 2004. Home Savings had increases of $26.7 million in real estate loans, $37.6 million in construction loans, $32.2 million in consumer loans and $17.8 million in commercial loans. Loans held for sale decreased $16.9 million, or 44.9%, to $20.8 million at March 31, 2004 compared to $37.7 million at December 31, 2003. During the first three months of 2004, Home Savings sold approximately $40.5 million in fixed-rate loans to help manage interest rate risk, and anticipates continued sales as a part of its strategic plan to manage interest rate risk.

The allowance for loan losses increased to $15.3 million at March 31, 2004, from $15.1 million at December 31, 2003. The change in the allowance for loan losses is based on an analytical review giving consideration to levels and trends of delinquencies, reserve coverage ratios and other factors in the portfolio. The allowance for loan losses as a percentage of total loans decreased four basis points to 0.90% at March 31, 2004 compared to December 31, 2003. The allowance for loan losses as a percent of non-performing loans increased to 116.2% at March 31, 2004 compared to 100.7% at December 31, 2003.

Nonperforming assets, which include nonaccrual and restructured loans and real estate owned, decreased approximately $1.7 million, or 10.6%, to $14.6 million at March 31, 2004, from $16.3 million at December 31, 2003, primarily due to a decrease in restructured loans. Total nonaccrual and restructured loans accounted for 0.78% of net loans receivable at March 31, 2004 and 0.94% of net loans receivable at December 31, 2003. Total nonperforming assets were 0.70% of total assets as of March 31, 2004 and 0.79% as of December 31, 2003.

Total deposits increased $4.6 million, or 0.33% from December 31, 2003 to March 31, 2004. This increase is mainly due to a $5.1 million increase in savings accounts and a $3.0 million increase in NOW accounts, which were partially offset by a $3.5 million decrease in certificates of deposit. Assuming the current interest rate environment remains the same, United Community anticipates the change in deposits to continue to stabilize.

Other borrowed funds increased $11.6 million to $350.1 million at March 31, 2004 compared to $338.5 million at December 31, 2003. The increase consisted of an increase in short-term advances from the Federal Home Loan Bank (FHLB) of $12.7 million and $5.9 million in repurchase agreements. These increases were partially offset by declines in long-term FHLB advances and other short-term borrowings of Butler Wick.

Accrued expenses and other liabilities increased $32.7 million, or 162.2%, to $52.8 million at March 31, 2004 compared to $20.1 million at December 31, 2003. The reason for the change is unsettled security transactions at both Home Savings and Butler Wick. At March 31, 2004, Home Savings had an unsettled security purchase of $10.0 million and Butler Wick had unsettled transactions approximating $19.0 million.

Shareholders’ equity decreased $37.0 million, or 13.2%, to $242.8 million at March 31, 2004 from $279.8 million at December 31, 2003 primarily due to the self-tender offer. United Community repurchased 3,667,227 shares, or 10.4% of the shares outstanding, at a total price of $45.9 million. Tangible book value and book value per share were $6.61 and $7.80 as of March 31, 2004.

     Comparison of Operating Results for the Three Months Ended
     March 31, 2004 and March 31, 2003

Net Income. Net income for the three months ended March 31, 2004 was $5.5 million, or $0.18 per diluted share, compared to net income of $5.0 million, or $0.16 per diluted share, for the three months ended March 31, 2003. Net interest income decreased by $501,000. The provision for loan losses declined by $237,000. Noninterest income increased $2.4 million, which was partially offset by a $1.4 million increase in noninterest expense. United Community’s annualized return on average assets and return on average equity were 1.07% and 8.02%, respectively, for the three months ended March 31, 2004. The annualized return on average assets and return on average equity for the comparable period in 2003 were 1.00% and 7.25%, respectively.

Net Interest Income. Net interest income for the quarter ended March 31, 2004 was $18.0 million compared to $18.5 million for the same period last year. The decline in net interest income occurred as interest earned on loans and securities declined more than interest paid on deposits and other borrowings. Specifically, interest income decreased by $2.7 million, compared to the same quarter on 2003 while interest expense dropped $2.2 million. The decrease in interest income was primarily rate driven as lower yields earned on loans and investment securities lowered interest income by $5.7 million. The decline in interest expense was primarily rate driven also and affected all deposit categories. Lower interest rates paid on savings, certificates of deposit and money market accounts along with borrowings decreased interest expense by $2.1 million. The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended March 31, 2004 was 3.47% compared to 3.59% for the quarter ended March 31, 2003. Net interest margin declined 16 basis points to 3.76% for the three months ended March 31, 2004 compared to 3.92% for the same quarter in 2003.

	For The Three Months Ended March 31,
	2004 vs. 2003
	Increase
	(decrease) due to		Total
			increase
	Rate	Volume	(decrease)
		(In thousands)
Interest-earning assets:
Loans	$(5,505)	$3,932	$(1,573)
Loans held for sale	(5)	(267)	(272)
Investment securities:
Trading	3	30	33
Available for sale	(99)	(584)	(683)
Margin accounts	1	(7)	(6)
FHLB stock	2	8	10
Other interest-earning assets	(57)	(118)	(175)

Total interest-earning assets	$(5,660)	$2,994	(2,666)

Interest-bearing liabilities:
Savings accounts	(434)	(50)	(484)
NOW and money market accounts	(463)	(16)	(479)
Certificates of deposit	(892)	(630)	(1,522)
Other borrowed funds	(287)	607	320

Total interest-bearing liabilities	$(2,076)	$(89)	(2,165)

Change in net interest income			$(501)

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Based on the aforementioned factors, a $459,000 provision for loan losses was recorded for the first quarter of 2004. Home Savings’ allowance for loan losses totaled $15.2 million at March 31, 2004, which was 0.90% of total loans, compared to 1.04% at March 31, 2003. The allowance for loan losses as a percent of non-performing loans increased to 116.24% at March 31, 2004 compared to 105.78% at March 31, 2003.

Noninterest Income. Noninterest income increased $2.3 million, or 29.5%, from $8.0 million for the three months ended March 31, 2003, to $10.3 million for the three months ended March 31, 2004, primarily due to increases of $1.5 million in commission income and $1.1 million in service fees and other charges. Commissions increased $1.4 million, or 46.5% to $4.7 million for the first three months of 2004 compared to $3.1 million for the same period in 2003 primarily as a result of increased brokerage activity resulting from improved market conditions compared to last year as well as increases in securities and options trading and increases in inventory trading. Service fees and other charges increased $1.1 million from $1.8 million at March 31, 2003 to $2.9 million at March 31, 2004. Home Savings had increases in overdraft honors fees of $602,000, and mortgage loan servicing fee income of $168,000. In addition, Home Savings benefited from reduced amortization of mortgage servicing rights, which decreased $313,000. Butler Wick’s increase of $231,000 in service fees and other charges was partially offset by a decrease in NOW NSF charges of $277,000 at Home Savings. These increases were partially offset by a decline in gains on loans sold of $1.1 million during the first quarter. It is anticipated that the level of loan sales will be significantly lower during 2004 as compared to the previous year.

Noninterest Expense. Total noninterest expense increased $1.4 million, or 7.5%, to $19.5 million for the three months ended March 31, 2004, from $18.2 million for the three months ended March 31, 2003. The increase is primarily due to a $1.8 million increase in salaries and employee benefits. The increase in salaries and employee benefits is primarily due to the change in market value of retention plan assets and increased provisions for commissions earned as a result of increased brokerage activity. These increases were partially offset by a decrease of $324,000 in other expenses.

Federal Income Taxes. The provision for federal income taxes increased $240,000 for the three months ended March 31, 2004, compared to the three months ended March 31, 2003 due to higher pre-tax income in 2004. The effective tax rates were 34.6% and 34.8% for the three months ended March 31, 2004 and 2003, respectively.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS

     The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three months ended March 31, 2004 and March 31, 2003. Average balance calculations were based on daily balances.

	Three Months Ended March 31,
	2004			2003
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(In thousands)
Interest-earning assets:
Net loans (1)	$1,619,186	$24,341	6.01%	$1,459,191	$25,914	7.10%
Net loans held for sale	18,756	224	4.78%	41,142	496	4.82%
Investment securities:
Trading	16,643	105	2.52%	11,848	72	2.43%
Available for sale	219,687	2,011	3.66%	283,134	2,694	3.81%
Margin accounts	13,783	165	4.79%	14,382	171	4.76%
FHLB stock	21,926	218	3.98%	21,071	208	3.95%
Other interest-earning assets	6,104	11	0.72%	58,427	186	1.27%

Total interest-earning assets	1,916,085	27,075	5.65%	1,889,195	29,741	6.30%
Noninterest-earning assets	129,907			108,699

Total assets	$2,045,992			$1,997,894

Interest-bearing liabilities:
NOW and money market accounts	$305,034	$568	0.74%	$309,972	$1,047	1.35%
Savings accounts	314,068	381	0.49%	334,298	865	1.04%
Certificates of deposit	730,139	5,595	3.07%	805,590	7,117	3.53%
Other borrowed funds	314,336	2,523	3.21%	210,250	2,203	4.19%

Total interest-bearing liabilities	1,663,577	9,067	2.18%	1,660,110	11,232	2.71%

Noninterest-bearing liabilities	109,358			63,073

Total liabilities	1,772,935			1,723,183
Equity	273,057			274,711

Total liabilities and equity	$2,045,992			$1,997,894

Net interest income and Interest rate spread		$18,008	3.47%		$18,509	3.59%

Net interest margin			3.76%			3.92%

Average interest-earning assets to average interest-bearing liabilities			115.18%			113.80%

(1)	Nonaccrual loans are included in the average balance.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

United Community sold fixed rate mortgages during the last three months to help mitigate interest rate risk. This was the only material change in information about market risk from that provided in the 2003 Annual Report to Shareholders, which was incorporated by reference into United Community’s 2003 Annual Report on Form 10-K.

ITEM 4. Controls and Procedures

     An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934) as of March 31, 2004. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the three months ended March 31, 2004, there were no changes in United Community’s internal controls over financial reporting that materially affected, or were reasonably likely to materially affect United Community’s internal control over financial reporting.

PART II. OTHER INFORMATION

UNITED COMMUNITY FINANCIAL CORP.

     Item 1 – Not applicable

     Item 2 – Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

			Total Number of Shares	Maximum Number of
			Purchased as part of	Shares that May Be
	Total Number of Shares	Average Price Paid per	Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
1/1 to 1/31/2004	—	$—	—	—
2/1 to 2/29/2004	—	—	—	—
3/1 to 3/31/2004	3,667,227	12.50	3,667,227 (1)	856,747

Total	3,667,227	$12.50	3,667,227	856,747

(1)	These shares were repurchased pursuant to a self-tender offer that was announced on January 28, 2004. The Board of Directors of United Community authorized a repurchase of up to 4,000,000 shares of stock at $12.50 per share. The offer expired on March 1, 2004, and shortly thereafter these shares were repurchased.

(2)	On April 21, 2003, United Community announced that its Board of Directors had approved a plan to repurchase 1,000,000 shares of stock. United Community has 856,747 shares remaining to be purchased pursuant to that program.

     Item 3, 4 and 5 – Not Applicable

     Item 6 – Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation
3.2	Amended Code of Regulations
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

b. Reports on Form 8-K

On January 21, 2004 United Community filed an 8-K under Items 9 and 12, disclosing operating results for the quarter ended December 31, 2003.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: May 7, 2004	/s/ Douglas M. McKay
Douglas M. McKay, Chief Executive Officer

Date:May 7, 2004	/s/ Patrick A. Kelly
Patrick A. Kelly, Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.1

Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission (SEC), Exhibit 3.1.

Exhibit 3.2

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, Exhibit 3.2.