Form 10-Q
period 2004-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2004-08-06
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

31,164,931 common shares as of July 30, 2004.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2004	2003
	(unaudited)
	(In thousands)
Assets
Cash and deposits with banks	$40,536	$36,334
Federal funds sold and other	1,587	44,821

Total cash and cash equivalents	42,123	81,155

Securities:
Trading, at fair value	29,568	15,600
Available for sale, at fair value	198,506	227,525
Loans held for sale, net	18,097	37,715
Loans, net (including allowance for loan losses of $16,306 and $15,111, respectively)	1,753,998	1,576,494
Margin accounts	14,199	14,388
Federal Home Loan Bank stock, at cost	22,362	21,924
Premises and equipment, net	20,648	20,510
Accrued interest receivable	8,871	8,443
Real estate owned	637	1,299
Goodwill	33,593	33,593
Core deposit intangible	3,301	3,787
Cash surrender value of life insurance	20,981	20,496
Other assets	16,693	10,904

Total assets	$2,183,577	$2,073,833

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Interest bearing	$1,377,644	$1,360,256
Noninterest bearing	72,530	63,442
Borrowed funds:
Short-term	266,819	159,135
Long-term	191,683	179,328
Advance payments by borrowers for taxes and insurance	9,221	10,721
Accrued interest payable	1,046	970
Accrued expenses and other liabilities	20,355	20,145

Total liabilities	1,939,298	1,793,997

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued at June 30, 2004	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 and 37,804,457 shares issued, respectively	140,534	139,526
Retained earnings	190,689	185,495
Other comprehensive income	(903)	1,124
Unearned stock compensation	(15,841)	(16,752)
Treasury stock, at cost, 6,639,526 and 3,718,542 shares, respectively	(70,200)	(29,557)

Total shareholders’ equity	244,279	279,836

Total liabilities and shareholders’ equity	$2,183,577	$2,073,833

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands)		(In thousands)
Interest income
Loans	$25,273	$24,809	$49,614	$50,723
Loans available for sale	220	528	444	1,024
Securities:
Trading	162	113	267	186
Available for sale	1,581	2,437	3,592	5,132
Margin accounts	173	171	338	342
FHLB stock dividend	220	212	438	420
Other interest-earning assets	10	34	21	220

Total interest income	27,639	28,304	54,714	58,047
Interest expense
Interest expense on deposits	6,689	7,779	13,233	16,808
Interest expense on other borrowed funds	2,799	2,398	5,321	4,600

Total interest expense	9,488	10,177	18,554	21,408

Net interest income	18,151	18,127	36,160	36,639
Provision for loan losses	1,369	1,702	1,828	2,398

Net interest income after provision for loan losses	16,782	16,425	34,332	34,241

Noninterest income
Brokerage commissions	3,895	3,914	8,547	7,089
Service fees and other charges	2,699	1,632	5,589	3,432
Underwriting and investment banking	202	188	574	305
Net gains (losses):
Securities	385	—	1,073	496
Loans sold	788	6,430	1,689	8,440
Trading securities	(76)	456	73	308
Other	12	15	3	(44)
Other income	761	534	1,449	1,116

Total noninterest income	8,666	13,169	18,997	21,142

Noninterest expense
Salaries and employee benefits	11,153	11,938	23,819	22,840
Occupancy	919	916	1,834	1,745
Equipment and data processing	2,201	2,474	4,535	4,818
Franchise tax	429	379	860	867
Advertising	600	612	1,219	1,200
Amortization of core deposit intangible	229	340	486	729
Other expenses	2,239	2,070	4,532	4,687

Total noninterest expenses	17,770	18,729	37,285	36,886

Income before income taxes	7,678	10,865	16,044	18,497
Income taxes	2,676	3,837	5,569	6,490

Net income	$5,002	$7,028	$10,475	$12,007

Comprehensive income	$2,460	$7,047	$8,448	$11,542
Earnings per share
Basic	$0.17	$0.22	$0.35	$0.38
Diluted	$0.17	$0.22	$0.35	$0.38

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$10,475	$12,007
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,828	2,398
Net gains	(2,765)	(8,892)
Amortization of premiums and accretion of discounts	2,523	3,081
Depreciation	1,536	1,851
ESOP compensation	1,810	1,318
Amortization of restricted stock compensation	—	857
FHLB stock dividends	(438)	(420)
Increase in trading securities	(13,968)	(8,110)
Decrease in margin accounts	189	1,001
(Increase) decrease in interest receivable	(428)	948
Increase in prepaid and other assets	(7,186)	(3,929)
Increase in interest payable	76	134
Net principal disbursed on loans held for sale	(77,160)	(226,234)
Proceeds from sale of loans held for sale	98,385	241,738
Increase in other liabilities	1,302	2,389

Net cash from operating activities	16,179	20,137

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	29,575	84,553
Proceeds from sale of:
Securities available for sale	48,324	8,242
Real estate owned	1,643	939
Commercial loan participations	20,976	—
Fixed assets	1	—
Purchases of:
Securities available for sale	(51,771)	(132,075)
Bank owned life insurance	—	(20,000)
Net principal (disbursed) repaid on loans	(111,641)	125,131
Loans purchased	(89,945)	(106,544)
Purchases of premises and equipment	(1,658)	(1,980)

Net cash from investing activities	(154,496)	(41,734)

Cash Flows from Financing Activities
Net increase in NOW, savings and money market accounts	5,636	23,102
Net increase (decrease) in certificates of deposit	20,925	(77,802)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(1,500)	5,052
Proceeds from FHLB advances and other long term debt	15,000	22,500
Repayment of FHLB advances and other long term debt	(331)	(96)
Net change in other borrowed funds	105,370	12,800
Dividends paid	(4,262)	(4,738)
Proceeds from the exercise of stock options	4,639	418
Purchase of treasury stock	(46,192)	(7,896)

Net cash from financing activities	99,285	(26,660)

Decrease in cash and cash equivalents	(39,032)	(48,257)
Cash and cash equivalents, beginning of period	81,155	110,936

Cash and cash equivalents, end of period	$42,123	$62,679

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$18,478	$21,543
Income taxes	5,620	7,520
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned	979	505

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Shares	Common	Retained	Comprehensive	Unearned	Treasury
	Outstanding	Stock	Earnings	Income	Compensation	Stock	Total
			(In thousands, except per share data)
Balance December 31, 2003	34,086	$139,526	$185,495	$1,124	$(16,752)	$(29,557)	$279,836

Comprehensive income:
Net income			10,475				10,475
Change in net unrealized gain on securities, net of taxes of $(1,091)				(2,027)			(2,027)

Comprehensive income			10,475	(2,027)			8,448
Shares allocated to ESOP participants	—	899	—	—	911	—	1,810
Purchase of treasury stock	(3,667)	—	—	—	—	(46,192)	(46,192)
Exercise of stock options, net	745	109	(1,019)	—	—	5,549	4,639
Dividends paid, $0.150 per share	—	—	(4,262)	—	—	—	(4,262)

Balance June 30, 2004	31,164	$140,534	$190,689	$(903)	$(15,841)	$(70,200)	$244,279

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

	For the Six Months
	Ended June 30,
	2004	2003
	(In thousands)
Net income as reported	$10,475	$12,007
Deduct: Stock-based compensation expense determined under fair value method	1,855	2,201

Pro Forma net income	$8,620	$9,806

Basic earnings per share as reported	$0.35	$0.38
Pro forma basic earnings per share	$0.29	$0.31
Diluted earnings per share as reported	$0.35	$0.38
Pro forma diluted earnings per share	$0.29	$0.31

     The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date:

	2004	2003
Dividend yield	2.27%	3.34%
Expected stock price volatility	22.73%	48.31%
Risk-free interest rate	3.18%	3.98%
Expected option life (In years)	7	10

     2. BASIS OF PRESENTATION

United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. Home Savings has 35 full service offices and five loan production offices throughout northern and central Ohio and western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick has twelve office locations providing a full range of investment alternatives for individuals, companies and not-for-profit organizations throughout Ohio and western Pennsylvania.

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

The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, contained in United Community’s Form 10-K for the year ended December 31, 2003.

     3. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported as assets, totaled $642.9 million at June 30, 2004.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows in 2004:

(In thousands)
Balance, beginning of year	$5,557
Additions	774
Amortized to expense	(912)

Balance, end of period	$5,419

Activity in the valuation allowance for mortgage servicing rights was as follows in 2004:

(In thousands)
Balance, beginning of year	$(76)
Additions	—
Recoveries	76

Balance, end of period	$—

     4. SEGMENT INFORMATION

United Community has two principal segments, retail banking and investment advisory services. Retail banking provides consumer and corporate banking services. Investment advisory services provides investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three and six months ended June 30, 2004 and 2003 are as follows:

Three Months Ended June 30, 2004

		Investment Advisory
	Retail Banking	Services	Eliminations	Total
		(In thousands)
Interest income	$27,678	$356	$(395)	$27,639
Interest expense	9,804	79	(395)	9,488
Provision for loan loss	1,369	—	—	1,369

Net interest income after provision for loan loss	16,505	277	—	16,782
Non-interest income	3,125	5,541	—	8,666
Non-interest expense	11,992	5,778	—	17,770

Income before tax	7,638	40	—	7,678
Income tax expense	2,661	15	—	2,676

Net income	$4,977	$25	$—	$5,002

Three Months Ended June 30, 2003

		Investment Advisory
	Retail Banking	Services	Eliminations	Total
		(In thousands)
Interest income	$28,428	$299	$(423)	$28,304
Interest expense	10,517	83	(423)	10,177
Provision for loan loss	1,702	—		1,702

Net interest income after provision for loan loss	16,209	216		16,425
Non-interest income	7,734	5,435		13,169
Non-interest expense	12,718	6,011		18,729

Income before tax	11,225	(360)		10,865
Income tax expense	3,963	(126)		3,837

Net income	$7,262	$(234)	$—	$7,028

Six Months Ended June 30, 2004

		Investment Advisory
	Retail Banking	Services	Eliminations	Total
		(In thousands)
Interest income	$54,861	$643	$(790)	$54,714
Interest expense	19,225	119	(790)	18,554
Provision for loan loss	1,828	—	—	1,828

Net interest income after provision for loan loss	33,808	524	—	34,332
Non-interest income	6,729	12,268	—	18,997
Non-interest expense	24,928	12,357	—	37,285

Income before tax	15,609	435	—	16,044
Income tax expense	5,435	134	—	5,569

Net income	$10,174	$301	$—	$10,475

Six Months Ended June 30, 2003

		Investment Advisory
	Retail Banking	Services	Eliminations	Total
		(In thousands)
Interest income	$58,335	$558	$(846)	$58,047
Interest expense	22,128	126	(846)	21,408
Provision for loan loss	2,398	—	—	2,398

Net interest income after provision for loan loss	33,809	432	—	34,241
Non-interest income	11,050	10,092	—	21,142
Non-interest expense	25,940	10,946	—	36,886

Income before tax	18,919	(422)	—	18,497
Income tax expense	6,638	(148)	—	6,490

Net income	$12,281	$(274)	$—	$12,007

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

	For the six months ended June 30,
	2004		2003
		Weighted average		Weighted average
	Shares	exercise price	Shares	exercise price
Outstanding at beginning of year	2,468,622	$7.60	1,909,615	$7.01
Granted	754,403	12.73	742,654	8.97
Exercised	875,228	7.01	89,734	6.90
Forfeited	—	—	—	—

Outstanding at end of period	2,347,797	$9.46	2,562,535	$7.59

Options exercisable at end of period	2,347,797	$9.46	2,562,535	$7.59

Weighted-average fair value of options granted during year		$3.13		$3.65

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands,		(In thousands,
	except per share data)		except per share data)
Net income applicable to common stock	$5,002	$7,028	$10,475	$12,007

Weighted average common shares outstanding	28,537	31,253	29,699	31,458
Dilutive effect of restricted stock	—	15	—	21
Dilutive effect of stock options	470	579	463	343

Weighted average common shares outstanding for dilutive computation	29,007	31,847	30,162	31,822

Earnings per share:
Basic	$0.17	$0.22	$0.35	$0.38
Diluted	$0.17	$0.22	$0.35	$0.38

     7. OTHER POSTRETIREMENT BENEFIT PLANS

Home Savings sponsors a defined benefit health care plan that was curtailed in 2000 to provide postretirement medical benefits for employees who had worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. The plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding.

Components of net periodic benefit cost/(gain) are as follows:

	Three Months Ended June 30,
	2004	2003
	(In thousands)
Service cost	$2	$2
Interest cost	57	57
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	—	(4)

Net periodic benefit cost/(gain)	$59	$55

Assumptions used in the valuations were as follows:
Weighted average discount rate	6.00%	6.00%

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Service cost	$4	$3
Interest cost	114	114
Expected return on plan assets	—	—
Net amortization of prior service cost	—	(1)
Recognized net actuarial gain	—	(8)

Net periodic benefit cost/(gain)	$118	$108

Assumptions used in the valuations were as follows:
Weighted average discount rate	6.00%	6.00%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	0.94%	1.41%	1.00%	1.20%
Return on average equity (3)	8.12%	10.23%	8.06%	8.74%
Interest rate spread (4)	3.39%	3.54%	3.43%	3.56%
Net interest margin (5)	3.64%	3.84%	3.70%	3.88%
Noninterest expense to average assets	3.34%	3.76%	3.57%	3.70%
Efficiency ratio (6)	66.20%	59.66%	68.14%	63.41%
Average interest-earning assets to average interest-bearing liabilities	113.04%	114.28%	114.10%	114.04%
Capital ratios:
Average equity to average assets	11.59%	13.80%	12.45%	13.77%
Equity to assets, end of period	11.19%	13.95%	11.19%	13.95%
Tier 1 leverage ratio	8.33%	8.78%	8.33%	8.78%
Tier 1 risk-based capital ratio	9.49%	11.13%	9.49%	11.13%
Total risk-based capital ratio	10.40%	12.13%	10.40%	12.13%
Asset quality ratio:
Nonperforming loans to total loans at end of period (7)	0.77%	1.18%	0.77%	1.18%
Nonperforming assets to average assets (8)	0.66%	0.91%	0.69%	0.91%
Nonperforming assets to total assets at end of period	0.66%	0.91%	0.66%	0.91%
Allowance for loan losses as a percent of loans	0.92%	1.10%	0.92%	1.10%
Allowance for loan losses as a percent of nonperforming loans (7)	118.81%	92.61%	118.81%	92.61%
Office data:
Number of full service banking offices	35	34	35	34
Number of loan production offices	5	5	5	5
Number of brokerage offices	12	11	12	11
Per share data:
Basic earnings per share (9)	$0.17	$0.22	$0.35	$0.38
Diluted earnings per share (9)	$0.17	$0.22	$0.35	$0.38
Book value (10)	$7.84	$8.02	$7.84	$8.02
Tangible book value (11)	$6.65	$6.92	$6.65	$6.92
Market value as a percent of book value (12)	1.66%	1.15%	1.66%	1.15%

(1)	Ratios for the three and six month periods are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Nonperforming loans consist of nonaccrual loans and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and the recognition and retention plan.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Market value divided by book value.

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

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets increased by $109.7 million, or 5.3%, to $2.2 billion at June 30, 2004, compared to December 31, 2003. The net change in assets was a result of increases of $177.5 million in loans, $14.0 million in trading securities and $5.8 million in other assets. These increases were partially offset by decreases of $39.0 million in cash and cash equivalents, $29.0 million in available for sale securities and $19.6 million in loans held for sale. Total liabilities increased $145.3 million primarily as a result of a $17.4 million increase in interest-bearing deposits, a $9.1 million increase in non-interest bearing deposits, a $107.7 million increase in short-term borrowings and an increase of $12.4 million in long-term borrowed funds.

Funds that are available for general corporate purposes, such as loan originations, enhanced customer services and possible acquisitions, are invested in overnight funds and marketable and mortgage-related securities available for sale. Cash and deposits with banks increased $4.2 million, or 11.6%, to $40.5 million at June 30, 2004, compared to $36.3 million at December 31, 2003. Federal funds sold and other overnight funds decreased $43.2 million or 96.5% to $1.6 million at June 30, 2004 from $44.8 million at December 31, 2003. The decrease is primarily as a result of the completion of the self-tender offer whereby United Community purchased 3,667,227 shares of its stock at an average per share price of $12.50.

Available for sale securities decreased $29.0 million or 12.8% from December 31, 2003 to June 30, 2004 as a result of sales aggregating $40.8 million and paydowns and maturities of $29.5 million. Purchases of $44.0 million in securities partially offset the decrease. Trading securities increased $14.0 million or 89.5% to $29.6 million at June 30, 2004, from $15.6 million at December 31, 2003. The primary reason for the change is an increase in trading securities held in Butler Wick’s portfolio of $13.9 million, most of which relate to short sales entered into at June 30, 2004.

Net loans increased $177.5 million, or 11.3%, from December 31, 2003 to June 30, 2004. Home Savings had increases of $12.7 million in real estate loans, $50.0 million in construction loans, $74.3 million in consumer loans and $30.0 million in commercial loans. Loans held for sale decreased $19.6 million, or 52.0%, to $18.1 million at June 30, 2004 compared to $37.7 million at December 31, 2003. During the first six months of 2004, Home Savings sold approximately $94.1 million in fixed-rate loans to help manage interest rate risk. Home Savings anticipates continued sales as a part of its strategic plan to manage interest rate risk.

The allowance for loan losses increased to $16.3 million at June 30, 2004, from $15.1 million at December 31, 2003. The change in the allowance for loan losses is based on an analytical review giving consideration to levels and trends of delinquencies, charge-offs and recoveries, volume, terms of loans, reserve coverage ratios and other factors in the portfolio. The allowance for loan losses as a percentage of total loans decreased two basis points to 0.92% at June 30, 2004 compared to December 31, 2003. The allowance for loan losses as a percent of non-performing loans increased to 118.8% at June 30, 2004 compared to 100.7% at December 31, 2003.

Nonperforming assets, which include nonaccrual and restructured loans and real estate owned, decreased approximately $1.9 million, or 11.9%, to $14.4 million at June 30, 2004, from $16.3 million at December 31, 2003, primarily due to a decrease in all nonperforming asset categories. Total nonaccrual and restructured loans accounted for 0.77% of net loans receivable at June 30, 2004 and 0.94% of net loans receivable at December 31, 2003. Total nonperforming assets were 0.66% of total assets as of June 30, 2004 and 0.79% as of December 31, 2003.

Other assets increased by $5.8 million, or 53.1%, to $16.7 million at June 30, 2004 from $10.9 million at December 31, 2003. The primary reason for the change is an increase of $2.5 million in accounts receivable at Butler Wick as a result of an increase in receivables from brokers and dealers of $1.7 million and an increase of $817,000 due from customers. An increase in prepaid Ohio franchise tax of $855,000 also contributed to the change.

Total deposits increased $26.5 million, or 1.9% from December 31, 2003 to June 30, 2004. This increase is mainly due to a $7.8 million increase in savings accounts and a $20.8 million increase in certificates of deposit, which were partially offset by a $2.2 million decrease in NOW accounts.

Other borrowed funds, consisting of both long and short term debt, increased $120.1 million to $458.5 million at June 30, 2004 compared to $338.5 million at December 31, 2003. The increase is due to an increase in overnight advances from the Federal Home Loan Bank (FHLB) by Home Savings of $88.2 million, an increase in long-term advances from the FHLB by Home Savings of $9.1 million, sweep repurchase agreements by Home Savings of $2.1 million and $15.1 million in short term borrowings at Butler Wick. The borrowings were used to fund loan growth in excess of deposit growth, to complete the self-tender offer and to fund security purchases at Butler Wick.

Shareholders’ equity decreased $35.6 million, or 12.7%, to $244.3 million at June 30, 2004 from $279.8 million at December 31, 2003 primarily due to the self-tender offer. United Community repurchased 3,667,227 shares, or 10.4% of the shares outstanding, at a total price of $45.9 million. Also contributing to the decrease was a decrease in other comprehensive income of $2.0 million caused by unrealized losses on the available for sale securities portfolio. Tangible book value and book value per share were $6.65 and $7.84, respectively as of June 30, 2004.

Comparison of Operating Results for the Three Months Ended
June 30, 2004 and June 30, 2003

Net Income. Net income for the three months ended June 30, 2004 was $5.0 million, or $0.17 per diluted share, compared to net income of $7.0 million, or $0.22 per diluted share, for the three months ended June 30, 2003. Net interest income increased $24,000 and the provision for loan losses declined by $333,000. Noninterest income decreased $4.5 million and noninterest expense decreased $959,000. United Community’s annualized return on average assets and return on average equity were 0.94% and 8.12%, respectively, for the three months ended June 30, 2004. The annualized return on average assets and return on average equity for the comparable period in 2003 were 1.41% and 10.23%, respectively.

Net Interest Income. Net interest income for the quarter ended June 30, 2004 was $18.2 million compared to $18.1 million for the same period last year. Interest income decreased $665,000 for the second quarter as compared to the second quarter of 2003. The decrease was driven by decreases in interest earned on available for sale securities of $856,000 as a result of a decrease in the average balance of available for sale securities and a 14 basis point reduction in yield on those assets. Additionally, contributing to the change was a decrease in interest earned on loans held for sale of $308,000 driven by a decrease in the average balance of loans held for sale of $20.2 million and an 89 basis point reduction in the yield on those assets. These decreases were offset by an increase in interest income on net loans of $464,000. This increase was fueled by an increase in the average balance of net loans of $213.9 million.

Interest expense on deposits decreased $1.1 million as a result of a 24 basis point decrease in interest rates and a $24.3 million decrease in the average balance of savings accounts, a $14.1 million decrease in the average balance of NOW and money market accounts and a decrease of $8.2 million in the average balance of certificates of deposit. These decreases were offset by an increase in interest expense on other borrowed funds of $401,000. The increase in other borrowed funds was caused by an increase in the average balance of other borrowed funds of $160.6 million.

The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the second quarter of last year. The interest rate spread for the three months ended June 30, 2004 was 3.39% compared to 3.54% for the quarter ended June 30, 2003. Net interest margin declined 20 basis points to 3.64% for the three months ended June 30, 2004 compared to 3.84% for the same quarter in 2003.

	For The Three Months Ended June 30,
	2004 vs. 2003
	Increase
	(decrease) due to		Total increase
	Rate	Volume	(decrease)
	(In thousands)
Interest-earning assets:
Loans	$(1,473)	$1,937	$464
Loans held for sale	(79)	(229)	(308)
Investment securities:
Trading	(14)	63	49
Available for sale	(100)	(756)	(856)
Margin accounts	5	(3)	2
FHLB stock	(1)	9	8
Other interest-earning assets	(13)	(11)	(24)

Total interest-earning assets	$(1,675)	$1,010	(665)

Interest-bearing liabilities:
Savings accounts	(251)	(41)	(292)
NOW and money market accounts	(262)	(36)	(298)
Certificates of deposit	(432)	(68)	(500)
Other borrowed funds	(326)	727	401

Total interest-bearing liabilities	$(1,271)	$582	(689)

Change in net interest income			$24

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Based on the aforementioned factors, a $1.4 million provision for loan losses was recorded for the second quarter of 2004 compared to $1.7 million during the same period in 2003. Home Savings’ allowance for loan losses totaled $16.3 million at June 30, 2004, which was 0.92% of total loans, compared to 1.10% at June 30, 2003. The allowance for loan losses as a percent of non-performing loans increased to 118.81% at June 30, 2004 compared to 92.61% at June 30, 2003.

Noninterest Income. Noninterest income decreased $4.5 million, or 34.2%, from $13.2 million for the three months ended June 30, 2003, to $8.7 million for the three months ended June 30, 2004, primarily due to decreases of $5.6 million in gains on loans sold and $532,000 in gains on trading securities. Gains on loans sold decreased $5.6 million, or 87.7% as a result of less activity in the secondary market in the second quarter of 2004 compared to the same period in 2003. During the second quarter of 2003, Home Savings sold newly originated loans and fixed rate loans from the portfolio to help manage interest rate risk. These sales resulted in gains of approximately $6.4 million compared to $788,000 in gains on newly originated loans during the same period in 2004. The decrease in gains on trading securities of $532,000, or 116.7% is related to the market valuation adjustment of retention plan assets. Partially offsetting these decreases were increases in service fees and other charges of $1.1 million from $1.6 million at June 30, 2003 to $2.7 million at June 30, 2004. Home Savings had increases in overdraft honors fees of $605,000 and mortgage loan servicing fee income of $136,000. In addition, Home Savings benefited from reduced amortization of mortgage servicing rights, which decreased $297,000. Butler Wick’s increase of $174,000 in service fees also contributed to the rise in service fees and other charges.

Noninterest Expense. Total noninterest expense decreased $959,000, or 5.1%, to $17.8 million for the three months ended June 30, 2004, from $18.7 million for the three months ended June 30, 2003. The decrease is primarily due to a $785,000 decrease in salaries and employee benefits and a decrease in equipment and data processing expense of $273,000. The decrease in salaries and employee benefits is primarily due to lower expenses incurred in connection with the recognition and retention plan as well as the change in market value of retention plan assets and increased provisions for commissions earned as a result of increased brokerage activity. These decreases were partially offset by an increase of $169,000 in other expenses.

Federal Income Taxes. The provision for income taxes decreased $1.2 million, or 30.3% as a result of lower pretax income for the second quarter of 2004 compared to the second quarter of 2003. The effective tax rate for the quarter ending June 30, 2004 was 34.9% compared to 35.3% for the quarter ending June 30, 2003.

Comparison of Operating Results for the Six Months Ended
June 30, 2004 and June 30, 2003

Net Income. Net income for the six months ended June 30, 2004 was $10.5 million, or $0.35 per diluted share, compared to net income of $12.0 million, or $0.38 per diluted share, for the six months ended June 30, 2003. Net interest income decreased $479,000 and the provision for loan losses declined by $570,000. Noninterest income decreased $2.1 million and noninterest expense increased $399,000. United Community’s annualized return on average assets and return on average equity were 1.00% and 8.06%, respectively, for the six months ended June 30, 2004. The annualized return on average assets and return on average equity for the comparable period in 2003 were 1.20% and 8.74%, respectively.

Net Interest Income. Net interest income for the six months ended June 30, 2004 was $36.2 million compared to $36.6 million for the same period last year. Interest income decreased $3.3 million for the first six months of 2004 as compared to the first six months of 2003. The decrease was caused by decreases in interest earned on available for sale securities of $1.5 million driven by a decrease in the average balance of available for sale securities at Home Savings of $80.6 million, partially offset by an increase in the average balance in Butler Wick’s portfolio of $2.4 million. A 14 basis point reduction in yield on the entire available for sale portfolio was also a factor. Additionally, contributing to the change was a decrease in interest earned on net loans of $1.1 million as a result of a 91 basis point reduction in yield on those assets and a decrease in interest earned on loans held for sale of $580,000 driven by a decrease in the average balance of loans held for sale of $21.3 million and a 48 point reduction in the yield on those assets.

Interest expense on deposits decreased $3.6 million as a result of a 40 basis point decrease in interest rates and a $41.7 million decrease in the average balance of certificates of deposit, a decrease of $22.3 million in the average balance of savings accounts and a decrease of $9.5 million in the average balance of NOW and money market accounts. These decreases were offset by an increase in interest expense on other borrowed funds of $721,000. The increase is primarily a result of an increase in the average balance of other borrowed funds at Home Savings of $123.1 million and an increase in the average balance of other borrowed funds at Butler Wick of $9.2 million. This increase was partially offset by a decrease of 113 basis points in the cost of funds for the period ending June 30, 2004 as compared to the same period in 2003.

The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the first six months of last year. The interest rate spread for the six months ended June 30, 2004 was 3.43% compared to 3.56% for the six months ended June 30, 2003. Net interest margin declined 18 basis points to 3.70% for the six months ended June 30, 2004 compared to 3.88% for the same period in 2003.

	For The Six Months Ended June 30,
	2004 vs. 2003
	Increase
	(decrease) due to		Total increase
	Rate	Volume	(decrease)
	(In thousands)
Interest-earning assets:
Loans	$(28,107)	$26,998	$(1,109)
Loans held for sale	(89)	(491)	(580)
Investment securities:
Trading	(14)	95	81
Available for sale	(188)	(1,352)	(1,540)
Margin accounts	7	(11)	(4)
FHLB stock	1	17	18
Other interest-earning assets	(71)	(128)	(199)

Total interest-earning assets	$(28,461)	$25,128	(3,333)

Interest-bearing liabilities:
Savings accounts	(684)	(92)	(776)
NOW and money market accounts	(720)	(56)	(776)
Certificates of deposit	(1,330)	(693)	(2,023)
Other borrowed funds	(619)	1,340	721

Total interest-bearing liabilities	$(3,353)	$499	(2,854)

Change in net interest income			$(479)

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Based on the aforementioned factors, a $1.8 million provision for loan losses was recorded for the first six months of 2004 compared to $2.4 million during the first six months of 2003. Home Savings’ allowance for loan losses totaled $16.3 million at June 30, 2004, which was 0.92% of total loans, compared to 1.10% at June 30, 2003. The allowance for loan losses as a percent of non-performing loans increased to 118.81% at June 30, 2004 compared to 92.61% at June 30, 2003.

Noninterest Income. Noninterest income decreased $2.1 million, or 10.1%, from $21.1 million for the six months ended June 30, 2003, to $19.0 million for the six months ended June 30, 2004, due to decreases of $6.8 million in gains on loans sold and $235,000 in gains on trading securities. Gains on loans sold decreased $6.8 million, or 80.0% as a result of less activity in the secondary market during the first six months of 2004 compared to the same period in 2003. During the first six months of 2003, Home Savings sold newly originated loans and fixed rate loans from the portfolio to help manage interest rate risk. These sales resulted in gains of approximately $8.4 million compared to $1.7 million in gains on newly originated loans during the same period in 2004. The decrease in gains on trading securities of $235,000, or 76.3% is related to the market valuation adjustment of retention plan assets. Partially offsetting these decreases were increases in service fees and other charges of $2.2 million and brokerage commissions of $1.5 million.

Service fees and other charges increased $2.2 million, or 62.9% for the first six months of 2004 as compared to the first six months of 2003. Factors contributing to the increase include an increase in overdraft honors of $1.2 million at Home Savings as well as an increase at Home Savings of $305,000 in collection fee income and a $610,000 decrease in mortgage servicing rights amortization. Butler Wick’s increase in service fees of $405,000 also contributed to the increase. Brokerage commissions increased $1.5 million, or 20.6% when comparing June 30, 2004 to the same period in 2003. The increase is due to higher commissions paid as a result of increased trading activity at Butler Wick.

Noninterest Expense. Total noninterest expense increased $399,000, or 1.1%, to $37.3 million for the six months ended June 30, 2004, from $36.9 million for the six months ended June 30, 2003. The increase is primarily due to a $979,000 increase in salaries and employee benefits. The increase in salaries and employee benefits is primarily due to lower expenses recognized in the recognition and retention plan as well as the change in market value of retention plan assets and increased provisions for commissions earned as a result of increased brokerage activity. This increase was partially offset by a decrease of $283,000 in equipment and data processing as well as a decrease in expenses related to the amortization of the core deposit intangible of $243,000.

Federal Income Taxes. The provision for income taxes decreased $921,000, or 14.2%, during the first six months of 2004 compared to the same period in 2003 as a result of lower pretax income in 2004 than in 2003. The effective tax rate for the six months ended June 30, 2004 was 34.7% as compared to 35.1% for the same period in 2003.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 2004 and 2003. Average balance calculations were based on daily balances.

	Three Months Ended June 30,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(In thousands)
Interest-earning assets:
Net loans(1)	$1,708,032	$25,273	5.92%	$1,494,086	$24,809	6.64%
Net loans held for sale	20,345	220	4.33%	40,496	528	5.22%
Investment securities:
Trading	28,807	162	2.25%	17,067	113	2.65%
Available for sale	195,930	1,581	3.23%	289,193	2,437	3.37%
Margin accounts	13,950	173	4.96%	14,255	171	4.80%
FHLB stock	22,144	220	3.97%	21,279	212	3.99%
Other interest-earning assets	5,887	10	0.68%	10,283	34	1.32%

Total interest-earning assets	1,995,095	27,639	5.54%	1,886,659	28,304	6.00%
Noninterest-earning assets	132,463			105,324

Total assets	$2,127,558			$1,991,983

Interest-bearing liabilities:
NOW and money market accounts	$300,957	$532	0.71%	$315,081	$830	1.05%
Savings accounts	319,651	330	0.41%	343,919	622	0.72%
Certificates of deposit	748,365	5,827	3.11%	756,609	6,327	3.34%
Other borrowed funds	395,917	2,799	2.83%	235,362	2,398	4.08%

Total interest-bearing liabilities	1,764,890	9,488	2.15%	1,650,971	10,177	2.47%

Noninterest-bearing liabilities	116,177			66,165

Total liabilities	1,881,067			1,717,136
Equity	246,491			274,847

Total liabilities and equity	$2,127,558			$1,991,983

Net interest income and Interest rate spread		$18,151	3.39%		$18,127	3.54%

Net interest margin			3.64%			3.84%

Average interest-earning assets to average interest-bearing liabilities			113.04%			114.28%

(1) Nonaccrual loans are included in the average balance.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six months ended June 30, 2004 and June 30, 2003. Average balance calculations were based on daily balances.

	Six Months Ended June 30,
	2004			2003
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(In thousands)
Interest-earning assets:
Net loans(1)	$1,663,609	$49,614	5.96%	$1,476,760	$50,723	6.87%
Net loans held for sale	19,550	444	4.54%	40,817	1,024	5.02%
Investment securities:
Trading	22,725	267	2.35%	14,458	186	2.57%
Available for sale	208,211	3,592	3.45%	286,182	5,132	3.59%
Margin accounts	13,866	338	4.88%	14,318	342	4.78%
FHLB stock	22,035	438	3.98%	21,175	420	3.97%
Other interest-earning assets	5,996	21	0.70%	34,222	220	1.29%

Total interest-earning assets	1,955,992	54,714	5.59%	1,887,932	58,047	6.15%
Noninterest-earning assets	130,783			106,978

Total assets	$2,086,775			$1,994,910

Interest-bearing liabilities:
NOW and money market accounts	$302,999	$1,101	0.73%	$312,541	$1,877	1.20%
Savings accounts	316,859	711	0.45%	339,135	1,487	0.88%
Certificates of deposit	739,253	11,421	3.09%	780,964	13,444	3.44%
Other borrowed funds	355,126	5,321	3.00%	222,866	4,600	4.13%

Total interest-bearing liabilities	1,714,237	18,554	2.16%	1,655,506	21,408	2.59%

Noninterest-bearing liabilities	112,764			64,625

Total liabilities	1,827,001			1,720,131
Equity	259,774			274,779

Total liabilities and equity	$2,086,775			$1,994,910

Net interest income and Interest rate spread		$36,160	3.43%		$36,639	3.56%

Net interest margin			3.70%			3.88%

Average interest-earning assets to average interest-bearing liabilities			114.10%			114.04%

(1) Nonaccrual loans are included in the average balance.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

United Community’s ability to maximize net income is dependent, in part, on management’s ability to plan and control net interest income through management of the pricing and mix of assets and liabilities. Because a large portion of assets and liabilities of United Community are monetary in nature, changes in interest rates and monetary or fiscal policy affect its financial condition and can have a significant impact on the net income of United Community. Included in United Community’s annual report on Form 10-K is information summarizing the exposure to United Community of a change in interest rates. United Community believes there has been no material change in the information previously presented.

ITEM 4. Controls and Procedures

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934) as of June 30, 2004. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the period covered in this report, there were no changes in United Community’s internal controls over financial reporting that materially affect or were reasonably likely to materially affect United Community’s internal control over financial reporting.

PART II. OTHER INFORMATION

UNITED COMMUNITY FINANCIAL CORP.

     Item 1 - Legal Proceedings

United Community and its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. Management believes that the financial position, results of operations, and cash flows would not be materially affected by the outcome of any pending or threatened legal proceedings, commitments, or claims.

     Item 4- Submission of Matters to a Vote of Security Holders

On April 29, 2004, United Community held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to shareholders for a vote. First, shareholders elected three directors to terms expiring in 2006 by the following votes:

Director	For	Withheld
Richard M. Barrett	24,378,777	423,925
Thomas J. Cavalier	24,433,108	369,594
Douglas M. McKay	24,413,326	389,376

The shareholders also ratified the selection of Crowe Chizek and Company LLC as auditors for the 2004 fiscal year by the following vote:

For	Against	Abstain
24,513,021	117,845	171,836

     Item 6 - Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation

3.2	Amended Code of Regulations

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

b. Reports on Form 8-K

On April 14, 2004 United Community filed an 8-K under Item 12, disclosing operating results for the quarter ended March 31, 2004.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: August 6, 2004	/s/ Douglas M. McKay
Douglas M. McKay, Chief Executive Officer

Date: August 6, 2004	/s/ Patrick A. Kelly
Patrick A. Kelly, Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.1

Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission (SEC), Exhibit 3.1.

Exhibit 3.2

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.