Form 10-Q
period 2004-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2004-11-09
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

31,190,325 common shares as of October 29, 2004.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2004	2003
	(Dollars in thousands,
	except share data)
Assets:
Cash and deposits with banks	$33,595	$36,334
Federal funds sold and other	1,586	44,821

Total cash and cash equivalents	35,181	81,155

Securities:
Trading, at fair value	28,827	15,600
Available for sale, at fair value	189,863	227,525
Loans, net (including allowance for loan losses of $25,128 and $15,111, respectively)	1,772,411	1,576,494
Loans held for sale, net	58,837	37,715
Margin accounts	14,055	14,388
Federal Home Loan Bank stock, at cost	22,601	21,924
Premises and equipment, net	20,668	20,510
Accrued interest receivable	9,456	8,443
Real estate owned	699	1,299
Goodwill	33,593	33,593
Core deposit intangible	3,087	3,787
Cash surrender value of life insurance	21,193	20,496
Other assets	13,787	10,904

Total assets	$2,224,258	$2,073,833

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest-bearing	$1,429,373	$1,360,256
Noninterest-bearing	75,522	63,442
Other borrowed funds:
Short-term	265,325	159,135
Long-term	186,626	179,328
Advance payments by borrowers for taxes and insurance	6,525	10,721
Accrued interest payable	1,067	970
Accrued expenses and other liabilities	14,820	20,145

Total liabilities	1,979,258	1,793,997

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued at September 30, 2004	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 and 37,804,457 shares issued, respectively	140,928	139,526
Retained earnings	188,703	185,495
Other comprehensive income	821	1,124
Unearned stock compensation	(15,386)	(16,752)
Treasury stock, at cost, 6,627,870 and 3,718,542 shares, respectively	(70,066)	(29,557)

Total shareholders’ equity	245,000	279,836

Total liabilities and shareholders’ equity	$2,224,258	$2,073,833

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
Interest income
Loans	$26,411	$24,053	$76,025	$74,776
Loans held for sale	161	621	605	1,645
Securities:
Trading	207	130	484	316
Available for sale	1,739	1,833	5,331	6,964
Margin accounts	218	171	556	513
FHLB stock dividend	239	217	677	637
Other interest-earning assets	11	20	32	240

Total interest income	28,986	27,045	83,710	85,091
Interest expense
Interest expense on deposits	7,298	7,115	20,531	23,923
Interest expense on other borrowed funds	3,199	2,400	8,521	7,000

Total interest expense	10,497	9,515	29,052	30,923

Net interest income	18,489	17,530	54,658	54,168
Provision for loan losses	9,226	571	11,053	2,969

Net interest income after provision for loan losses	9,263	16,959	43,605	51,199

Noninterest income
Brokerage commissions	4,001	3,923	12,548	11,012
Service fees and other charges	3,052	2,234	8,642	5,666
Underwriting and investment banking	229	720	802	1,025
Net gains (losses):
Available for sale securities	16	—	1,089	496
Trading securities	(115)	128	(52)	437
Loans sold	807	2,449	2,496	10,888
Other	(25)	—	(22)	(45)
Other income	713	849	2,162	1,965

Total noninterest income	8,678	10,303	27,665	31,444

Noninterest expense
Salaries and employee benefits	11,227	11,679	35,045	34,519
Occupancy	924	968	2,758	2,713
Equipment and data processing	2,276	2,401	6,811	7,219
Franchise tax	428	372	1,288	1,238
Advertising	225	556	1,444	1,755
Amortization of core deposit intangible	213	307	700	1,035
Other expenses	2,425	2,086	6,956	6,773

Total noninterest expenses	17,718	18,369	55,002	55,252

Income before income taxes	223	8,893	16,268	27,391
Income taxes	29	3,110	5,599	9,600

Net income	$194	$5,783	$10,669	$17,791

Comprehensive income	$1,918	$5,012	$10,366	$16,555
Earnings per share
Basic	$0.01	$0.18	$0.36	$0.56
Diluted	$0.01	$0.17	$0.36	$0.55

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Shares	Common	Retained	Comprehensive	Unearned	Treasury
	Outstanding	Stock	Earnings	Income	Compensation	Stock	Total
	(In thousands, except per share data)
Balance December 31, 2003	34,086	$139,526	$185,495	$1,124	$(16,752)	$(29,557)	$279,836

Comprehensive income:
Net income			10,669				10,669
Change in net unrealized gain on securities, net of taxes of $(163)				(303)			(303)

Comprehensive income			10,669	(303)			10,366
Shares allocated to ESOP participants		1,293			1,366		2,659
Purchase of treasury stock	(3,667)					(46,192)	(46,192)
Exercise of stock options, net	758	109	(1,064)			5,683	4,728
Dividends paid, $0.225 per share			(6,397)				(6,397)

Balance September 30, 2004	31,177	$140,928	$188,703	$821	$(15,386)	$(70,066)	$245,000

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$10,669	$17,791
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	11,053	2,969
Net gains	(3,563)	(11,339)
Amortization of premiums and accretion of discounts	3,530	4,973
Depreciation	2,329	2,736
ESOP compensation	2,659	2,033
Amortization of restricted stock compensation	—	1,363
FHLB stock dividends	(677)	(637)
Increase in trading securities	(13,227)	(7,675)
Decrease in margin accounts	333	585
(Increase) decrease in interest receivable	(1,013)	514
(Increase) in prepaid and other assets	(4,847)	(6,502)
Increase (decrease) in interest payable	97	(27)
Net principal disbursed on loans held for sale	(105,647)	(393,303)
Proceeds from sale of loans held for sale	126,163	403,478
(Decrease) increase in other liabilities	(5,163)	3,539

Net cash from operating activities	22,696	20,498

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	40,664	125,687
Proceeds from sale of:
Securities available for sale	52,696	8,242
Real estate owned	2,002	1,262
Commercial loan participations	43,156	—
Fixed assets	1	—
Purchases of:
Securities available for sale	(56,231)	(135,367)
Bank owned life insurance	—	(20,000)
Net principal (disbursed) repaid on loans	(152,384)	116,153
Loans purchased	(138,855)	(158,972)
Purchases of premises and equipment	(2,463)	(2,467)

Net cash from investing activities	(211,414)	(65,462)

Cash Flows from Financing Activities
Net increase in NOW, savings and money market accounts	10,357	7,238
Net increase (decrease) in certificates of deposit	70,956	(60,682)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(4,196)	2,373
Proceeds from FHLB advances and other long term debt	35,000	22,500
Repayment of FHLB advances and other long term debt	(18,499)	(10,269)
Net change in other borrowed funds	96,987	21,180
Dividends paid	(6,397)	(7,098)
Proceeds from the exercise of stock options	4,728	698
Purchase of treasury stock	(46,192)	(9,178)

Net cash from financing activities	142,744	(33,238)

Decrease in cash and cash equivalents	(45,974)	(78,202)
Cash and cash equivalents, beginning of period	81,155	110,936

Cash and cash equivalents, end of period	$35,181	$32,734

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$28,955	$30,950
Interest capitalized on borrowings	11	—
Income taxes	9,538	10,595
Supplemental schedule of noncash activities:
Transfers from loans to loans held for sale	39,479	—
Transfers from loans to real estate owned	1,426	853

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     1. BASIS OF PRESENTATION

United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. During 2003, Home Savings changed its charter to a state savings bank charter. Home Savings has 36 full service offices and five loan production offices throughout northern and central Ohio and western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick has 15 office locations providing a full range of investment alternatives for individuals, companies and not-for-profit organizations throughout Ohio and western Pennsylvania.

The accompanying consolidated financial statements of United Community have been prepared in accordance with instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, contained in United Community’s Form 10-K for the year ended December 31, 2003.

     2. STOCK COMPENSATION

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

	For the Nine Months
	Ended September 30,
	2004	2003
	(Dollars in thousands,
	except per share data)
Net income as reported	$10,669	$17,791
Deduct: Stock-based compensation expense determined under fair value method	1,855	2,196

Pro Forma net income	$8,814	$15,595

Basic earnings per share as reported	$0.36	$0.56
Pro forma basic earnings per share	$0.30	$0.49
Diluted earnings per share as reported	$0.36	$0.55
Pro forma diluted earnings per share	$0.30	$0.49

The pro forma effects are computed using option pricing models, employing the following weighted-average assumptions as of grant date:

	2004	2003
Dividend yield	2.27%	3.34%
Expected stock price volatility	22.73%	48.31%
Risk-free interest rate	3.18%	3.98%
Expected option life (In years)	7	10

     3. IMPAIRED LOANS

     Impaired loans consist of the following:

	As of or For the	As of or For the
	Nine Months Ended	Twelve Months Ended
	September 30, 2004	December 31, 2003
	(In thousands)
Impaired loans on which no specific valuation allowance was provided	$4,568	$4,366
Impaired loans on which specific valuation allowance was provided	16,232	1,514

Total impaired loans at period-end	$20,800	$5,880

Specific valuation allowances on impaired loans at period-end	$8,924	$277
Average impaired loans during year	$9,549	$6,628
Interest income recognized on impaired loans during the year	$273	$145
Interest income received on impaired loans during the year	$196	$288
Interest income potential based on original contract terms of impaired loans	$383	$539

     4. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported as assets, totaled $646.7 million at September 30, 2004 and $633.2 million at December 31, 2003.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Balance, beginning of year	$5,557	$3,603
Additions	1,081	4,448
Amortized to expense	(1,269)	(2,494)

Balance, end of period	$5,369	$5,557

Activity in the valuation allowance for mortgage servicing rights was as follows:

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Balance, beginning of year	$(76)	$—
Additions	—	(415)
Recoveries	76	339

Balance, end of period	$—	$(76)

     5. OTHER POSTRETIREMENT BENEFIT PLANS

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

Components of net periodic benefit cost/(gain) are as follows:

	For the Three Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Service cost	$2	$2
Interest cost	57	57
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	—	(4)

Net periodic benefit cost	$59	$55

Assumptions used in the valuations were as follows:
Weighted average discount rate	6.00%	6.00%

	For the Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Service cost	$6	$5
Interest cost	171	171
Expected return on plan assets	—	—
Net amortization of prior service cost	—	(1)
Recognized net actuarial gain	—	(12)

Net periodic benefit cost	$177	$163

Assumptions used in the valuations were as follows:
Weighted average discount rate	6.00%	6.00%

     6. LONG-TERM INCENTIVE PLAN

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

The Incentive Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The Incentive Plan provides that option prices will not be less than the fair market value of the shares at the grant date. The maximum number of common shares that may be issued under the Incentive Plan is 3,471,562, all of which have been granted. All of the options awarded become exercisable on the date of grant. The option period expires 10 years from the date of grant. A summary of activity in the Incentive Plan is as follows:

	For the Nine Months Ended September 30,
	2004		2003
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of year	2,468,622	$7.60	1,909,615	$7.01
Granted	754,403	12.73	742,654	8.97
Exercised	887,884	7.01	136,786	7.02
Forfeited	—	—	5,934	6.97

Outstanding at end of period	2,335,141	$9.47	2,509,549	$7.59

Options exercisable at end of period	2,335,141	$9.47	2,509,549	$7.59
Weighted-average fair value of options granted during year		$3.13		$3.65

     7. SEGMENT INFORMATION

United Community has two principal segments, banking and investment services. Banking provides consumer and corporate banking services. Investment services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three and nine months ended September 30, 2004 and 2003 are as follows:

	For the Three Months Ended September 30, 2004
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$28,526	$460	$28,986
Interest expense	10,380	117	10,497
Provision for loan loss	9,226	—	9,226

Net interest income after provision for loan loss	8,920	343	9,263
Non-interest income	2,910	5,768	8,678
Non-interest expense	11,923	5,795	17,718

Income before tax	(93)	316	223
Income tax expense	(82)	111	29

Net income	$(11)	$205	$194

	For the Three Months Ended September 30, 2003
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$26,729	$316	$27,045
Interest expense	9,458	57	9,515
Provision for loan loss	571	—	571

Net interest income after provision for loan loss	16,700	259	16,959
Non-interest income	4,120	6,183	10,303
Non-interest expense	12,141	6,228	18,369

Income before tax	8,679	214	8,893
Income tax expense	3,034	76	3,110

Net income	$5,645	$138	$5,783

	For the Nine Months Ended September 30, 2004
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$82,607	$1,103	$83,710
Interest expense	28,815	237	29,052
Provision for loan loss	11,053	—	11,053

Net interest income after provision for loan loss	42,739	866	43,605
Non-interest income	9,628	18,037	27,665
Non-interest expense	36,850	18,152	55,002

Income before tax	15,517	751	16,268
Income tax expense	5,354	245	5,599

Net income	$10,163	$506	$10,669

	For the Nine Months Ended September 30, 2003
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$84,216	$875	$85,091
Interest expense	30,740	183	30,923
Provision for loan loss	2,969	—	2,969

Net interest income after provision for loan loss	50,507	692	51,199
Non-interest income	15,169	16,275	31,444
Non-interest expense	38,077	17,175	55,252

Income before tax	27,599	(208)	27,391
Income tax expense	9,672	(72)	9,600

Net income	$17,927	$(136)	$17,791

     8. EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and restricted stock awards. There were stock options for 754,403 shares that were antidilutive for the quarter ended September 30, 2004. There were no stock options that were antidilutive for the quarter ended September 30, 2003. Antidilutive options are not considered in computing earnings per share.

	As of or For the Three		As of or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Net income applicable to common stock	$194	$5,783	$13,506	$17,791

Weighted average common shares outstanding	28,629	31,440	29,340	31,715
Dilutive effect of stock options	402	444	439	362

Weighted average common shares outstanding for dilutive computation	29,031	31,884	29,779	32,077

Earnings per share:
Basic	$0.01	$0.18	$0.36	$0.56
Diluted	$0.01	$0.17	$0.36	$0.55

     9. LOSS CONTINGENCY

In September 2003, an arbitration proceeding was initiated against Butler Wick and a broker employed by Butler Wick asserting certain claims. The claimants seek compensatory damages of $6.9 million, interest of 10% per annum, litigation costs, including attorneys’ fees, and punitive damages of at least $7.0 million in connection with alleged losses experienced in their securities brokerage account. Butler Wick and the broker responded in November 2003 by filing a Statement of Answer in which they denied the claims. A panel of three arbitrators has been appointed, the parties are exchanging documents and the matter has been set for arbitration on January 10, 2005. Butler Wick intends to vigorously defend the claims.

The Company is party to litigation regarding a group of loans consisting of two commercial loans and 85 consumer loans made to parties who purchased boats from the same dealer.

It is not possible to make a reasonable estimate of financial exposure, if any, at this time, and no loss accruals have been recorded in connection with these matters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	0.03%	1.17%	0.67%	1.19%
Return on average equity (3)	0.31%	8.28%	5.55%	8.58%
Interest rate spread (4)	3.30%	3.50%	3.39%	3.54%
Net interest margin (5)	3.55%	3.79%	3.65%	3.85%
Noninterest expense to average assets	3.20%	3.72%	3.44%	3.71%
Efficiency ratio (6)	64.14%	65.19%	66.79%	63.99%
Average interest-earning assets to average interest-bearing liabilities	112.33%	114.02%	113.48%	114.03%
Capital ratios:
Average equity to average assets	11.25%	14.15%	12.03%	13.90%
Equity to assets, end of period	11.01%	14.09%	11.01%	14.09%
Tier 1 leverage ratio	8.05%	9.08%	8.05%	9.08%
Tier 1 risk-based capital ratio	9.41%	10.96%	9.41%	10.96%
Total risk-based capital ratio	10.66%	11.98%	10.66%	11.98%
Asset quality ratios:
Nonperforming loans to total loans at end of period (7)	0.85%	1.04%	0.85%	1.04%
Nonperforming assets to average assets (8)	0.73%	0.86%	0.77%	0.85%
Nonperforming assets to total assets at end of period	0.73%	0.85%	0.73%	0.85%
Allowance for loan losses as a percent of loans	1.40%	1.04%	1.40%	1.04%
Allowance for loan losses as a percent of nonperforming loans (7)	160.92%	97.72%	160.92%	97.72%
Office data:
Number of full service banking offices	36	34	36	34
Number of loan production offices	5	5	5	5
Number of brokerage offices	15	13	15	13
Per share data:
Basic earnings per share (9)	$0.01	$0.18	$0.36	$0.56
Diluted earnings per share (9)	$0.01	$0.17	$0.36	$0.55
Book value (10)	$7.86	$8.12	$7.86	$8.12
Tangible book value (11)	$6.68	$7.03	$6.68	$7.03
Market value as a percent of book value (12)	145%	122%	145%	122%

(1)	Ratios for the three and nine month periods are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Nonperforming loans consist of nonaccrual loans and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans.

(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and the recognition and retention plan.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Market value divided by book value.

Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used in this report, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to United Community or its management are intended to identify such forward looking statements. United Community’s actual results, performance or achievements materially may differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Comparison of Financial Condition at September 30, 2004 and December 31, 2003

Total assets increased by $150.4 million, or 7.3%, to $2.2 billion at September 30, 2004, compared to December 31, 2003. The net change in assets was a result of increases of $195.9 million in net loans, $21.1 million in loans held for sale, $13.2 million in trading securities and $2.9 million in other assets. These increases were partially offset by decreases of $46.0 million in cash and cash equivalents and $37.7 million in available for sale securities. Total liabilities increased $185.3 million primarily as a result of a $69.1 million increase in interest-bearing deposits, $12.1 million increase in non-interest bearing deposits, $106.2 million increase in short-term borrowed funds and an increase of $7.3 million in long-term borrowed funds.

Cash and deposits with banks decreased $2.7 million, or 7.5%, to $33.6 million at September 30, 2004, compared to $36.3 million at December 31, 2003. Federal funds sold and other overnight funds decreased $43.2 million, or 96.5%, to $1.6 million at September 30, 2004, from $44.8 million at December 31, 2003. The decrease is primarily as a result of the completion of the self-tender offer in March 2004 in which United Community purchased 3,667,227 common shares at $12.50 per share.

Trading securities increased $13.2 million or 84.8% to $28.8 million at September 30, 2004, from $15.6 million at December 31, 2003. The primary reason for the change is an increase in trading securities held in Butler Wick’s portfolio of $15.5 million, most of which relate to repurchase agreements existing at September 30, 2004. Partially offsetting this increase was a decrease in retention plan assets of $2.2 million as a result of payouts to participants.

Available for sale securities decreased $37.7 million or 16.6% from December 31, 2003, to September 30, 2004, as a result of sales aggregating $51.7 million coupled with paydowns and maturities of $40.7 million. Purchases of $56.2 million in securities partially offset the decrease.

Net loans increased $195.9 million, or 12.4%, from December 31, 2003, to September 30, 2004. Home Savings had increases of $73.3 million in real estate loans, $48.7 million in construction loans, $57.1 million in consumer loans and $25.9 million in commercial loans. Loans held for sale also increased $21.1 million, or 56.0%, to $58.8 million at September 30, 2004, compared to $37.7 million at December 31, 2003. In the third quarter of 2004, Home Savings transferred $39.3 million in fixed rate, fixed term second mortgage loans originated by the bank from the portfolio to loans held for sale. Additionally, during the first nine months of 2004, Home Savings sold approximately $120.4 million newly originated fixed-rate loans to help manage interest rate risk. Home Savings anticipates continued sales as a part of its strategic plan to manage interest rate risk.

The allowance for loan losses increased to $25.1 million at September 30, 2004, from $15.1 million at December 31, 2003. The increase in the allowance was primarily a result of a determination that impairment charges were necessary for 25 consumer loans and two commercial loans. Those loans are part of a group of 87 loans, consisting of a $5 million commercial line of credit to a boat dealer, with a current principal balance of approximately $4.8 million, a $500,000 standby letter of credit issued on behalf of that dealer (and fully drawn upon), and 85 consumer loans made to purchasers of boats from that dealer with an unpaid principal balance of $33.4 million at September 30, 2004.

In August 2004 and October 2004, the Company recorded and announced impairment charges totaling $4.0 million in the third quarter for the two commercial and 21 of the consumer loans in this group. Based on current information regarding the collateral securing, and/or the collectability, of these 87 loans which became known to the Company after the end of the quarter, the Company determined an additional impairment charge of $4.4 million was required, bringing the total impairment charges on these loans to $8.4 million. At September 30, 2004, the outstanding principal balance of these impaired loans was $15.2 million, which includes $9.9 million of consumer loans and $5.3 million of commercial loans. The Company has reviewed these 87 loans based upon the facts and circumstances existing as of the date of this report. No assurance can be made at this time that additional impairment charges may not be required on these 87 loans if the facts and circumstances change or if one or more adverse court judgments against Home Savings occur. See Note 9 to the financial statements for a complete summary of loss contingencies.

The total outstanding balance of all impaired loans was $20.8 million at September 30, 2004. See Note 3 to the financial statements for a complete summary of impaired loans. The allowance for loan losses as a percentage of total loans increased 46 basis points to 1.40% at September 30, 2004, compared to December 31, 2003. The allowance for loan losses as a percentage of non-performing loans increased to 160.9% at September 30, 2004, compared to 100.7% at December 31, 2003.

Nonperforming assets include nonaccrual and restructured loans as well as real estate owned. Nonaccrual loans increase $1.5 million during the first nine months of 2004. Restructured loans decreased $842,000 while real estate owned decreased $600,000 to offset the change in nonaccrual loans. Total nonaccrual and restructured loans accounted for 0.85% of net loans receivable at September 30, 2004, and 0.94% of net loans receivable at December 31, 2003. Total nonperforming assets were 0.73% of total assets at September 30, 2004, compared to 0.79% at December 31, 2003.

The Company regularly reviews its allowance for loan losses at the end of each month to determine the adequacy of the allowance. No assurance can be given that additional impairment charges may not be required in future periods, which could adversely affect earnings.

Accrued interest receivable increased $1.0 million or 12.0% to $9.5 million at September 30, 2004, compared to $8.4 million at December 31, 2003. The increase is primarily due to increases in the accruals for interest due from mortgage loans of $168,000, installment loans of $258,000, education loans of $105,000 and commercial loans of $499,000.

Other assets increased by $2.9 million, or 26.4%, to $13.8 million at September 30, 2004, from $10.9 million at December 31, 2003. The primary reason for the change is an increase of $1.4 million in accounts receivable at Butler Wick as a result of an increase in receivables from brokers and dealers. Increases in prepaid Ohio franchise tax of $428,000 and deferred taxes of $367,000 also contributed to the change.

Total deposits increased $81.2 million, or 5.7% from December 31, 2003, to September 30, 2004. This increase mainly is due to a $1.4 million increase in savings accounts, a $12.3 million increase in NOW accounts and a $70.8 million increase in certificates of deposit.

Other borrowed funds, consisting of both long and short term debt, increased $113.5 million to $452.0 million at September 30, 2004, compared to $338.5 million at December 31, 2003. The increase is due to an increase in overnight advances from the Federal Home Loan Bank (FHLB) by Home Savings of $77.2 million, an increase in long-term advances from the FHLB by Home Savings of $16.5 million, sweep repurchase agreements by Home Savings of $3.9 million and $14.9 million in short term borrowings at Butler Wick. The borrowings were used to fund loan growth in excess of deposit growth, to complete the self-tender offer and to fund security purchases at Butler Wick.

Shareholders’ equity decreased $34.8 million, or 12.4%, to $245.0 million at September 30, 2004, from $279.8 million at December 31, 2003, primarily due to the self-tender offer. United Community repurchased 3,667,227 shares, or 10.4% of the shares outstanding, at a total price of $45.9 million. Also contributing to the decrease was a decrease in other comprehensive income of $303,000 caused by unrealized losses on the available for sale securities portfolio. Tangible book value and book value per share were $6.68 and $7.86, respectively as of September 30, 2004, and $7.11 and $8.21, respectively, at December 31, 2003.

Comparison of Operating Results for the Three Months Ended
September 30, 2004 and September 30, 2003

Net Income. Net income for the three months ended September 30, 2004 was $194,000, or $0.01 per diluted share, compared to net income of $5.8 million, or $0.17 per diluted share, for the three months ended September 30, 2003. Net interest income increased $959,000 and the provision for loan losses increased $8.7 million. Noninterest income decreased $1.6 million and noninterest expense decreased $651,000. United Community’s annualized return on average assets and return on average equity were 0.03% and 0.31%, respectively, for the three months ended September 30, 2004. The annualized return on average assets and return on average equity for the comparable period in 2003 were 1.17% and 8.28%, respectively.

Net Interest Income. Net interest income for the quarter ended September 30, 2004 was $18.5 million compared to $17.5 million for the same period last year. Interest income increased $1.9 million for the third quarter as compared to the third quarter of 2003. The increase was caused by an increase in income on net loans of $2.4 million as a result of an increase in the average balance of $311.6 million. Also contributing to the increase was the increase in the average balance of trading securities of $19.3 million, causing an increase in interest earned of $77,000. These increases were partially offset by decreases in interest earned on loans held for sale of $460,000 and interest earned on securities available for sale of $94,000. The decrease in interest on loans held for sale is a result of a decrease in the average balance of $33.9 million along with a 119 basis point reduction in yield on those assets. The decrease in income earned on securities available for sale is a result of a $59.7 million decrease in the average balance of those assets.

Total interest expense increased $982,000 for the quarter ended September 30, 2004, as compared to the same quarter last year. The increase was due to increases in interest expense on other borrowed funds of $799,000 and deposits of $183,000. The increase in interest expense on other borrowed funds was due to an increase in the average balance of those liabilities of $216.4 million, partially offset by a 124 basis point decline in the cost of those funds. An increase in the average balance of certificates of deposit of $50.2 million drove the increase in interest expense on deposits.

The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the third quarter of last year. The interest rate spread for the three months ended September 30, 2004 was 3.30% compared to 3.50%

for the quarter ended September 30, 2003. Net interest margin declined 24 basis points to 3.55% for the three months ended September 30, 2004 compared to 3.79% for the same quarter in 2003.

	For the Three Months Ended September 30,
	2004 vs. 2003
	Increase
	(decrease) due to		Total
			increase
	Rate	Volume	(decrease)
	(In thousands)
Interest-earning assets:
Loans	$(1,859)	$4,217	$2,358
Loans held for sale	(126)	(334)	(460)
Investment securities:
Trading	(24)	101	77
Available for sale	(5,636)	5,542	(94)
Margin accounts	43	4	47
FHLB stock	13	9	22
Other interest-earning assets	8	(17)	(9)

Total interest-earning assets	$(7,581)	$9,522	1,941

Interest-bearing liabilities:
Savings accounts	(92)	(29)	(121)
NOW and money market accounts	(58)	(24)	(82)
Certificates of deposit	(20)	406	386
Other borrowed funds	(398)	1,197	799

Total interest-bearing liabilities	$(568)	$1,550	982

Change in net interest income			$959

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Based on those factors, a $9.2 million provision for loan losses was recorded during the third quarter of 2004 compared to $571,000 for the same period in 2003. The increase in the provision for loan losses was primarily a result of a determination during the quarter that impairment charges were necessary for 25 consumer loans and two commercial loans. At September 30, 2004, the outstanding principal balance of these loans was $15.2 million, which includes $9.9 million of consumer loans and $5.3 million of commercial loans. Home Savings’ allowance for loan losses totaled $25.1 million at September 30, 2004, which was 1.40% of total loans, compared to 1.04% at September 30, 2003. The allowance for loan losses as a percent of non-performing loans increased to 160.92% at September 30, 2004 compared to 97.72% at September 30, 2003.

Noninterest Income. Noninterest income decreased $1.6 million, or 15.8%, from $10.3 million for the three months ended September 30, 2003, to $8.7 million for the three months ended September 30, 2004, primarily due to decreases of $1.6 million in gains on loans sold and $243,000 in gains on trading securities. Gains on loans sold decreased $1.6 million, or 67.0% as a result of less activity in the secondary market in the third quarter of 2004 compared to the same period in 2003. During the third quarter of 2003, Home Savings sold newly originated loans to help manage interest rate risk. These sales resulted in gains of approximately $2.4 million compared to $807,000 in gains on newly originated loans during the same period in 2004. The decrease in gains on trading securities of $243,000 is related to the market valuation adjustment of retention plan assets as well as larger losses recognized in Butter Wick’s trading portfolio during the third quarter of 2004 compared to the same period of 2003. Also contributing to the decrease in noninterest income is a decline in fee income of $491,000 for underwriting and investment banking activity in the third quarter of 2004 compared to 2003. Increases in service fees and other charges of $818,000 from $2.2 million at September 30, 2003 to $3.1 million at September 30, 2004 helped to offset these decreases. Home Savings had increases in OverdraftHonor™ fees of $136,000, non-sufficient funds and stop payment fees of $108,000 and collection fees on loans serviced for others of $68,000. In addition, Home Savings benefited from reduced amortization of mortgage servicing rights, which decreased $470,000.

Noninterest Expense. Total noninterest expense decreased $651,000, or 3.5%, to $17.7 million for the three months ended September 30, 2004, from $18.4 million for the three months ended September 30, 2003. The decrease primarily is due to a $452,000 decrease in salaries and employee benefits, a decrease in advertising expense of $331,000, and a decrease in equipment and data processing expense of $125,000. The decrease in salaries and employee benefits is primarily due to lower expenses incurred in connection with the recognition and retention plan as well as the change in market value of retention plan assets and decreased provisions for incentives. These decreases were partially offset by an increase of $339,000 in other expenses.

Federal Income Taxes. The provision for income taxes decreased $3.1 million, or 99.1% as a result of lower pretax income for the third quarter of 2004 compared to the third quarter of 2003. The effective tax rate for the quarter ending September 30, 2004 was 13.0% compared to 35.0% for the quarter ending September 30, 2003.

Comparison of Operating Results for the Nine Months Ended
September 30, 2004 and September 30, 2003

Net Income. Net income for the nine months ended September 30, 2004 was $10.7 million, or $0.36 per diluted share, compared to net income of $17.8 million, or $0.55 per diluted share, for the nine months ended September 30, 2003. Net interest income increased $490,000 and the provision for loan losses increased by $8.1 million. Noninterest income decreased $3.8 million and noninterest expense decreased $250,000. United Community’s annualized return on average assets and return on average equity were 0.67% and 5.55%, respectively, for the nine months ended September 30, 2004. The annualized return on average assets and return on average equity for the comparable period in 2003 were 1.19% and 8.58%, respectively.

Net Interest Income. Net interest income for the nine months ended September 30, 2004 was $54.7 million compared to $54.2 million for the same period last year. Interest income decreased $1.4 million for the first nine months of 2004 as compared to the first nine months of 2003. The decrease was caused by decreases in interest earned on available for sale securities of $1.6 million driven by a decrease in the average balance of available for sale securities at Home Savings of $73.8 million, partially offset by an increase in the average balance in Butler Wick’s portfolio of $2.3 million. Also contributing to the change in interest income was a decrease in interest earned on loans held for sale of $1.0 million as a result of a $25.5 million decrease in the average balance and a 68 basis point reduction in yield earned on those assets. Partially offsetting the reduction was an increase in interest earned on net loans of $1.2 million attributable to the increase in the average balance of net loans of $228.7 million.

Interest expense on deposits decreased $3.4 million as a result of a 26 basis point decrease in interest paid on deposits and a $10.8 million decrease in the average balance of certificates of deposit, a decrease of $22.5 million in the average balance of savings accounts and a decrease of $10.2 million in the average balance of interest bearing NOW and money market accounts. These decreases were offset by an increase in interest expense on other borrowed funds of $1.5 million. The increase is primarily a result of an increase in the average balance of other borrowed funds at Home Savings of $147.1 million and an increase in the average balance of other borrowed funds at Butler Wick of $13.3 million. This increase partially was offset by a decrease of 118 basis points in the cost of those funds for the period ending September 30, 2004 as compared to the same period in 2003.

The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the first nine months of last year. The interest rate spread for the nine months ended September 30, 2004 was 3.39% compared to 3.54% for the nine months ended September 30, 2003. Net interest margin declined 20 basis points to 3.65% for the nine months ended September 30, 2004, compared to 3.85% for the same period in 2003.

	For the Nine Months Ended September 30,
	2004 vs. 2003
	Increase
	(decrease) due to		Total
			increase
	Rate	Volume	(decrease)
	(In thousands)
Interest-earning assets:
Loans	$(4,242)	$5,491	$1,249
Loans held for sale	(201)	(839)	(1,040)
Investment securities:
Trading	(42)	210	168
Available for sale	249	(1,882)	(1,633)
Margin accounts	50	(7)	43
FHLB stock	14	26	40
Other interest-earning assets	(64)	(144)	(208)

Total interest-earning assets	$(4,236)	$2,855	(1,381)

Interest-bearing liabilities:
Savings accounts	(776)	(121)	(897)
NOW and money market accounts	(777)	(81)	(858)
Certificates of deposit	(1,366)	(271)	(1,637)
Other borrowed funds	(1,039)	2,560	1,521

Total interest-bearing liabilities	$(3,958)	$2,087	(1,871)

Change in net interest income			$490

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Based on those factors, an $11.1 million provision for loan losses was recorded for the first nine months of 2004 compared to $3.0 million during the first nine months of 2003. The increase was due largely to the impairment charges in the third quarter of 2004 discussed above. Home Savings’ allowance for loan losses totaled $25.1 million at September 30, 2004, which was 1.40% of total loans, compared to 1.04% at September 30, 2003. The allowance for loan losses as a percent of non-performing loans increased to 160.92% at September 30, 2004 compared to 97.72% at September 30, 2003.

Noninterest Income. Noninterest income decreased $3.8 million, or 12.0%, from $31.4 million for the nine months ended September 30, 2003, to $27.7 million for the nine months ended September 30, 2004, due to decreases of $8.4 million in gains on loans sold and $489,000 in gains on trading securities. Gains on loans sold decreased as a result of less activity in the secondary market during the first nine months of 2004 compared to the same period in 2003. During the first nine months of 2003, Home Savings sold newly originated loans and fixed rate loans from the portfolio to help manage interest rate risk. These sales resulted in gains of approximately $10.9 million compared to $2.5 million in gains on newly originated loans sold during the same period in 2004. The decrease in gains on trading securities of $489,000 is related to lower gains realized on retention plan assets for the first nine months of 2004 compared to 2003. Partially offsetting these decreases were increases in service fees and other charges of $3.0 million, brokerage commissions of $1.5 million and gains on sales of available for sale securities of $593,000.

Service fees and other charges increased $3.0 million, or 52.5% for the first nine months of 2004 as compared to the first nine months of 2003. Factors contributing to the increase include an increase in OverdraftHonor™ fees of $1.3 million at Home Savings as well an increase at Home Savings of $298,000 in loan servicing fee income and a $1.1 million decrease in mortgage servicing rights amortization. Butler Wick’s increase in service fees of $397,000 also contributed to the increase. Brokerage commissions increased $1.5 million, or 13.9% when comparing September 30, 2004 to the same period in 2003. The increase is due to higher commissions earned as a result of increased trading activity at Butler Wick. The increase in gains on sales of available for sale securities in 2004 of $593,000 was a result of more security sales in 2004 versus 2003.

Noninterest Expense. Total noninterest expense decreased $250,000 for the first nine months of 2004 when compared to the first nine months of 2003. The decrease can be attributable to decreases in equipment and data processing expense of $408,000, advertising expense of $311,000 and amortization expense related to the core deposit intangible asset of $336,000. Partially offsetting the decrease in these expenses was an increase in salaries and employee benefits expense of $526,000 in 2004 compared to 2003.

Federal Income Taxes. The provision for income taxes decreased $4.0 million, or 41.7%, during the first nine months of 2004 compared to the same period in 2003 as a result of lower pretax income in 2004 than in 2003. The effective tax rate for the nine months ended September 30, 2004 was 34.4% as compared to 35.0% for the same period in 2003.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 2004 and 2003. Average balance calculations were based on daily balances.

	Three Months Ended September 30,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,794,576	$26,411	5.89%	$1,483,019	$24,053	6.49%
Net loans held for sale	17,852	161	3.61%	51,796	621	4.80%
Investment securities:
Trading	33,152	207	2.50%	13,845	130	3.76%
Available for sale	196,372	1,739	3.54%	256,045	1,833	2.86%
Margin accounts	14,427	218	6.04%	14,106	171	4.85%
FHLB stock	22,364	239	4.27%	21,491	217	4.04%
Other interest-earning assets	4,004	11	1.10%	9,237	20	0.87%

Total interest-earning assets	2,082,747	28,986	5.57%	1,849,539	27,045	5.85%
Noninterest-earning assets	133,606			125,410

Total assets	$2,216,353			$1,974,949

Interest-bearing liabilities:
NOW and money market accounts	$295,168	$564	0.76%	$306,771	$646	0.84%
Savings accounts	315,435	328	0.42%	338,442	449	0.53%
Certificates of deposit	791,591	6,406	3.24%	741,432	6,020	3.25%
Other borrowed funds	451,931	3,199	2.83%	235,520	2,400	4.08%

Total interest-bearing liabilities	1,854,125	10,497	2.26%	1,622,165	9,515	2.35%

Noninterest-bearing liabilities	112,773			73,255

Total liabilities	1,966,898			1,695,420
Equity	249,455			279,529

Total liabilities and equity	$2,216,353			$1,974,949

Net interest income and Interest rate spread		$18,489	3.30%		$17,530	3.50%

Net interest margin			3.55%			3.79%

Average interest-earning assets to average interest- bearing liabilities			112.33%			114.02%

(1)	Nonaccrual loans are included in the average balance.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine months ended September 30, 2004 and September 30, 2003. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,
	2004			2003
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,707,583	$76,025	5.94%	$1,478,870	$74,776	6.74%
Net loans held for sale	18,980	605	4.25%	44,517	1,645	4.93%
Investment securities:
Trading	26,197	484	2.46%	14,254	316	2.96%
Available for sale	204,283	5,331	3.48%	276,025	6,964	3.36%
Margin accounts	14,053	556	5.28%	14,247	513	4.80%
FHLB stock	22,146	677	4.08%	21,282	637	3.99%
Other interest-earning assets	5,331	32	0.80%	25,802	240	1.24%

Total interest-earning assets	1,998,573	83,710	5.58%	1,874,997	85,091	6.05%
Noninterest-earning assets	131,684			113,191

Total assets	$2,130,257			$1,988,188

Interest-bearing liabilities:
NOW and money market accounts	$300,363	$1,665	0.74%	$310,599	$2,523	1.08%
Savings accounts	316,382	1,039	0.44%	338,902	1,936	0.76%
Certificates of deposit	756,825	17,827	3.14%	767,642	19,464	3.38%
Other borrowed funds	387,604	8,521	2.93%	227,134	7,000	4.11%

Total interest-bearing liabilities	1,761,174	29,052	2.20%	1,644,277	30,923	2.51%

Noninterest-bearing liabilities	112,776			67,533

Total liabilities	1,873,950			1,711,810
Equity	256,307			276,378

Total liabilities and equity	$2,130,257			$1,988,188

Net interest income and Interest rate spread		$54,658	3.39%		$54,168	3.54%

Net interest margin			3.65%			3.85%

Average interest-earning assets to average interest-bearing liabilities			113.48%			114.03%

(1)	Nonaccrual loans are included in the average balance.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Qualitative Aspects of Market Risk. The principal market risk affecting United Community is interest rate risk. United Community is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. Interest rate risk is defined as the sensitivity of a company’s earnings and net asset values to changes in interest rates. As part of its efforts to monitor and manage the interest rate risk, the Board of Directors of Home Savings, which accounts for most of the assets and liabilities of United Community, has adopted an interest rate risk policy that requires the Home Savings Board to review quarterly reports related to interest rate risk and to set exposure limits for Home Savings as a guide to senior management in setting and implementing day to day operating strategies.

Quantitative Aspects of Market Risk. As part of its interest rate risk analysis, Home Savings uses the “net portfolio value” (NPV) methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV and net interest income that would result from various levels of theoretical basis point changes in market interest rates.

Home Savings uses an NPV and earnings simulation model prepared internally as its primary method to identify and manage its interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on future volumes and the prepayment rate of applicable financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates also are incorporated into the model. These assumptions inherently are uncertain and, as a result, the model cannot measure precisely NPV or net interest income or precisely predict the impact of fluctuations in interest rates on net interest rate changes as well as changes in market conditions and management strategies.

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. The percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income that the Home Savings Board deems advisable in the event of various changes in interest rates.

		Quarter ended September 30, 2004
				NPV as % of portfolio		Next 12 months net
	Net portfolio value			value of assets		interest income
Change in rates
(basis points)	$ Amount	$ Change	% Change	NPV Ratio	Change in %	$ Change	% Change
			(Dollars in thousands)
300	$264,259	($28,591)	-9.76%	13.23%	-0.38%	$2,911	4.16%
200	278,007	(14,843)	-5.07%	13.57%	-0.04%	2,189	3.13%
100	288,263	(4,587)	-1.57%	13.72%	0.11%	1,347	1.93%
Static	292,850	—	—	13.61%	—	—	—
-100	282,403	(10,447)	-3.70%	12.88%	-0.73%	(2,380)	-3.40%
-200	N/A	N/A	N/A	N/A	N/A	N/A	N/A
-300	N/A	N/A	N/A	N/A	N/A	N/A	N/A

N/A – Due to a continued low interest rate environment, it is not possible to calculate results for these scenarios.

		Year Ended December 31, 2003
				NPV as % of portfolio		Next 12 months net
	Net portfolio value			value of assets		interest income
Change in rates
(basis points)	$ Amount	$ Change	% Change	NPV Ratio	Change in %	$ Change	% Change
			(Dollars in thousands)
300	$248,137	($28,816)	-10.14%	13.54%	-0.05%	$658	1.00%
200	266,586	(10,367)	-3.74%	14.14%	0.10%	1,057	1.60%
100	276,775	(178)	-0.06%	14.32%	0.28%	1,097	1.66%
Static	276,953	—	—	14.04%	—	—	—
-100	243,845	(33,108)	-11.95%	12.29%	-1.75%	(1,703)	-2.58%
-200	N/A	N/A	N/A	N/A	N/A	N/A	N/A
-300	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Due to changes in the composition of Home Savings’ loan portfolio and with the prolonged period of low interest rates, Home Savings continues to be more sensitive to falling rates than rising rates. This increased sensitivity has occurred because a greater proportion of Home Savings’ loans can reprice immediately and the prepayments on fixed-rate loans dramatically increase. In addition, the value of core deposits is diminished in a falling rate environment.

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and early withdrawal levels from certificates of deposit may deviate significantly from those assumed in making risk calculations.

Potential Impact of Changes in Interest Rates. Home Savings’ profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and securities and interest expense on deposits and borrowings. Like most financial institutions, Home Savings’ short-term interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. Accordingly, Home Savings’ earnings could be adversely affected during a continued period of falling interest rates.

ITEM 4. Controls and Procedures

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934) as of September 30, 2004. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended September 30, 2004, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal control over financial reporting.

PART II. OTHER INFORMATION

UNITED COMMUNITY FINANCIAL CORP.

ITEM 1 — Legal Proceedings

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

ITEM 6 — Exhibits

Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation

3.2	Amended Code of Regulations

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: November 9, 2004	/s/ Douglas M. McKay
Douglas M. McKay, Chief Executive Officer

Date: November 9, 2004	/s/ Patrick A. Kelly
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