Form 10-K
period 2004-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2005-03-16
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-024399

UNITED COMMUNITY FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Ohio	34-1856319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

275 Federal Plaza West, Youngstown, Ohio	44503

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (330) 742-0500

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common shares, no par value per share

(Title of Class)

     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last reported sale on June 30, 2004 was approximately $396.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 11, 2005, there were 31,220,906 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Portions of 2004 Annual Report to Shareholders
Part III of Form 10-K - Portions of Proxy Statement for the 2005 Annual Meeting of Shareholders

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

     United Community’s Internet site, http://www.ucfconline.com, contains a hyperlink to the Securities and Exchange Commission (SEC) where United Community’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 Insider Reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after United Community has filed the report with the SEC.

     As a savings and loan holding company, United Community is subject to regulation, supervision and examination by the Office of Thrift Supervision (OTS), the Division of Financial Institutions of the Ohio Department of Commerce (Division) and the SEC. United Community’s primary activity is holding the common shares of Home Savings and Butler Wick. Consequently, the following discussion focuses primarily on the business of Home Savings and Butler Wick.

     Home Savings was organized as a mutual savings association under Ohio law in 1889. During 2003, Home Savings changed its charter from a state-chartered savings and loan association to a state-chartered savings bank. Home Savings is subject to supervision and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Division. Home Savings is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and the deposits of Home Savings are insured up to applicable limits by the FDIC in the Savings Association Insurance Fund (SAIF).

     Home Savings conducts business from its main office located in Youngstown, Ohio, 36 full-service branches and five loan production offices located throughout Ohio and western Pennsylvania. The principal business of Home Savings is the origination of mortgage loans on one to four-family residential real estate located in Home Savings’ primary market area, which consists of Ashland, Columbiana, Cuyahoga, Erie, Geauga, Hancock, Huron, Lake, Mahoning, Montgomery, Richland, Sandusky, Seneca, Summit and Trumbull Counties in Ohio and Beaver County in Pennsylvania. Home Savings also originates loans secured by nonresidential real estate. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under “Investment Activities.” Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB and maturities of securities.

     Interest on loans and other investments is Home Savings’ primary source of income. Home Savings’ principal expense is interest paid on deposit accounts and other borrowings and salaries and benefits paid to our employees. Operating results are dependent to a significant degree on the net interest income of Home Savings, which is the difference between interest earned on loans and other investments and interest paid on deposits and borrowed funds. Like most thrift institutions, Home Savings’ interest income and interest expense are affected significantly by general economic conditions and by the policies of various regulatory authorities.

     Butler Wick is the parent company for two wholly-owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick conducts business from its main office located in Youngstown, Ohio and 14 offices located in northeastern Ohio and western Pennsylvania. The principal business of Butler Wick is to sell common and preferred stocks, an array of government, corporate and municipal bonds, unit trusts, mutual funds, IRAs, money market accounts and certificates of deposit. Butler Wick also offers investments in precious metals and a full line of life insurance and annuity products, personal and corporate financial planning, fiduciary services, estate planning, pension and profit sharing.

     Butler Wick’s primary source of income is commissions earned on trades initiated by customers and its primary expense is salaries and employee benefits. Commissions earned by Butler Wick, which are a component of non-interest income, may be affected by general economic conditions in its market area as well as policy changes by various regulatory agencies.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

     When used in this Form 10-K the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in United Community’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings’ market area, demand for investments in Butler Wick’s market area and competition, that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above could affect United Community’s financial performance and could cause United Community’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     United Community does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

LENDING ACTIVITIES

     General. Home Savings’ principal lending activity is the origination of conventional real estate loans secured by one- to four-family residences located in Home Savings’ primary market area. Home Savings also originates loans secured by multifamily and nonresidential real estate and originates loans for the construction of one- to four-family residences, multifamily properties and nonresidential real estate projects. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer credits, including home equity loans, education loans, loans secured by savings accounts, motor vehicles, boats and recreational vehicles and unsecured loans.

     Loan Portfolio Composition. The following table presents certain information regarding the composition of United Community’s loan portfolio at the dates indicated:

	At December 31,
	2004		2003		2002		2001		2000
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One- to four-family residential	$690,413	37.68%	$599,370	37.62%	$884,950	59.13%	$1,011,701	69.97%	$618,112	65.22%
Multifamily residential	153,011	8.35	148,362	9.31	78,298	5.23	54,321	3.76	24,085	2.54
Nonresidential	289,755	15.81	291,588	18.30	226,399	15.13	132,936	9.19	137,976	14.56
Land	14,701	0.80	14,147	0.89	5,812	0.39	10,368	0.72	5,172	0.55

Total permanent	1,147,880	62.64	1,053,467	66.12	1,195,459	79.88	1,209,326	83.64	785,345	82.87

Construction loans:
One- to four-family residential	301,193	16.44	244,837	15.37	73,047	4.88	71,221	4.93	57,955	6.12
Multifamily and non-residential	47,230	2.58	27,586	1.73	27,625	1.85	23,344	1.61	11,389	1.20

Total construction	348,423	19.01	272,423	17.10	100,672	6.73	94,565	6.54	69,344	7.32

Total real estate loans	1,496,303	81.65	1,325,890	83.22	1,296,131	86.61	1,303,891	90.18	854,689	90.19

Consumer loans:
Home equity	133,441	7.28	134,053	8.41	109,671	7.33	48,671	3.37	20,147	2.13
Auto	58,148	3.17	48,219	3.03	36,052	2.41	21,703	1.50	5,171	0.55
Education	—	—	—	—	—	—	5,280	0.37	3,850	0.41
Other (1)	76,057	4.15	36,490	2.29	10,173	0.68	35,358	2.45	29,177	3.08

Total consumer	267,646	14.61	218,762	13.73	155,896	10.42	111,012	7.68	58,345	6.16

Commercial loans	68,523	3.74	48,570	3.05	44,470	2.97	30,906	2.14	34,657	3.66

Total loans	1,832,472	100.00%	1,593,222	100.00%	1,496,497	100.00%	1,445,809	100.00%	947,691	100.00%

Less net items	16,496		16,728		18,284		19,138		71,038

Total loans, net	$1,815,976		$1,576,494		$1,478,213		$1,426,671		$876,653

(1)	Consists primarily of recreational vehicle loans, marine loans, overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

     Loan Maturity. The following table sets forth certain information as of December 31, 2004, regarding the dollar amount of loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments or scheduled repayments.

	Principal repayments contractually due in the years ended
	December 31,
			2010 and
	2005	2006-2009	thereafter	Total
	(Dollars in thousands)
Construction loans:
One- to four-family residential	$140,147	$86,700	$74,346	$301,193
Multifamily and non-residential	12,458	11,893	22,879	47,230

	152,605	98,593	97,225	348,423
Commercial loans	22,392	37,101	9,030	68,523

Total	$174,997	$135,694	$106,255	$416,946

     The next table sets forth the dollar amount of all loans reported above as due after December 31, 2005, which have fixed or adjustable interest rates:

Due after December 31, 2005
(Dollars in thousands)
Fixed rate	$29,431
Adjustable rate	212,518

$241,949

     Loans Secured by One- to Four-Family Real Estate. The principal lending activity of Home Savings is the origination of conventional loans secured by first mortgages on one- to four-family residences, primarily single-family homes, located within Home Savings’ primary market area. At December 31, 2004, Home Savings’ one- to four-family residential real estate loans totaled approximately $690.4 million, or 37.7% of total loans. At December 31, 2004, $7.1 million, or 1.0%, of Home Savings’ one- to four-family loans, were nonperforming.

     FDIC regulations and Ohio law limit the amount that Home Savings may lend in relationship to the appraised value of the real estate and improvements that secure the loan at the time of loan origination. In accordance with such regulations, Home Savings makes loans on one- to four-family residences of up to 97% of the value of the real estate and improvements thereon (LTV), although the majority of such loans have LTVs of 80% or less. Home Savings requires private mortgage insurance on the portion of the principal amount of any loan that exceeds 85% of the appraised value of the property securing the loan.

     Home Savings currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans (ARMs) for terms of up to 30 years. Although Home Savings’ loan portfolio includes a significant amount of 30-year fixed-rate loans, most fixed rate loans are currently originated for sale. The interest rate adjustment periods on ARMs are typically one or three years. The maximum interest rate adjustment on most of the ARMs is 2.0% on any adjustment date and a total of 6.0% over the life of the loan. The interest rate adjustments on one-year and three-year ARMs presently offered by Home Savings are indexed to the weekly average rate on the one-year and three-year U.S. Treasury securities, respectively. Rate adjustments are computed by adding a stated margin to the index.

     Home Savings issues loan origination commitments to qualified borrowers primarily for the purchase of single-family residential real estate. Such commitments are made on specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked in.

     Loans Secured by Multifamily Residences. Home Savings originates loans secured by multifamily properties that contain more than four units. Multifamily loans are offered with adjustable rates of interest, which adjust according to a specified index, and typically have terms ranging from five to ten years and LTVs of up to 75%.

     Multifamily lending generally is considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home Savings attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guaranties on loans made to corporations and partnerships. Home Savings requires borrowers to submit financial statements annually to enable Home Savings to monitor the loan and requires an assignment of rents from borrowers.

     At December 31, 2004, loans secured by multifamily properties totaled approximately $153.0 million, or 8.4% of total loans. The largest loan had a principal balance of $12.7 million and was performing according to its terms. There was approximately $598,000 in multifamily loans that were considered nonperforming at December 31, 2004.

     Loans Secured by Nonresidential Real Estate. Home Savings originates loans secured by nonresidential real estate. Home Savings’ nonresidential real estate loans have adjustable rates, terms of up to 25 years and, generally, LTVs of up to 80%. Among the properties securing Home Savings’ nonresidential real estate loans are shopping centers, office buildings, hotels and motels. The majority of such properties are located within Home Savings’ primary lending area.

     Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property’s valuation.

     At December 31, 2004, Home Savings’ largest loan secured by nonresidential real estate had a balance of $11.3 million and was performing according to its terms. At December 31, 2004, approximately $289.8 million, or 15.8%, of Home Savings’ total loans were secured by mortgages on nonresidential real estate, of which $2.7 million was considered nonperforming at December 31, 2004.

     Home Savings also originates a limited number of loans secured by vacant land for the construction of single-family houses. Home Savings’ land loans generally are fixed-rate loans for terms up to five years and require a LTV of 75% or less. At December 31, 2004, approximately $14.7 million, or 0.80%, of Home Savings’ total loans were land loans, a majority of which were loans to individuals intending to construct and occupy single-family residences on the properties. Nonperforming land loans amounted to $130,000 at December 31, 2004.

     Construction Loans. Home Savings makes loans for the construction of one- to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a speculative (unsold) basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. Construction loans for one- to four-family residences have LTVs of up to 95%, and construction loans for multifamily and nonresidential properties have LTVs of up to 80%, with the value of the land included as part of the owner’s equity.

     At December 31, 2004, Home Savings had approximately $348.4 million, or 19.0% of its total loans, invested in construction loans, including $301.2 million in one- to four-family residential construction and approximately $47.2 million in multifamily and nonresidential construction loans. Approximately 70% of Home Savings’ construction loans are made to builders for homes for which the builder does not have a contract with a buyer. Home Savings, however, limits the number of outstanding loans to each builder on unsold homes under construction.

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

     Nonperforming construction loans at December 31, 2004 amounted to $1.2 million.

     Consumer Loans. Home Savings originates various types of consumer loans, including home equity loans, vehicle loans, education loans, recreational vehicle loans, marine loans, overdraft protection loans, loans to individuals secured by demand accounts, deposits and other consumer assets and unsecured loans. Consumer loans are made at fixed and adjustable rates of interest and for varying terms based on the type of loan. At December 31, 2004, Home Savings had approximately $267.6 million, or 14.6% of its total loans, invested in consumer loans.

     For new automobiles, loans are originated for up to 110% of the MSRP value of the car with terms of up to 72 months, and for used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A) retail value of the car model and a term of up to 66 months. Most automobile loans are originated indirectly by approved auto dealerships. At December 31, 2004, automobile loans amounted to $58.1 million, or 21.7%, of Home Savings’ consumer loan portfolio.

     Home Savings makes closed-end home equity loans in an amount which, when added to the prior indebtedness secured by the real estate, does not exceed 95% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable and fixed rates of interest. Fixed-rate home equity loans have terms of ten years but can be called after five years. Rate adjustments on adjustable home equity loans are determined by adding a 1.25% margin for loans on one- to four-family residences of up to 80% LTV or by adding a 1.50% margin for loans on one- to four-family residences of up to 90% LTV to the one-year U.S. Treasury index. At December 31, 2004, approximately $133.4 million, or 49.9%, of Home Savings’ consumer loan portfolio consisted of home equity loans. Consumer loans secured by a deposit or savings account are made for up to 100% of the principal balance of the account and generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

     Nonperforming consumer loans at December 31, 2004 amounted to $5.4 million.

     Commercial Loans. Home Savings makes commercial loans to businesses in its primary market area, including traditional lines of credit, revolving lines of credit, term loans and acquisition and development loans. The LTV ratios for commercial loans depend upon the nature of the underlying collateral, but generally commercial loans are made with LTVs of 50% to 90% and have adjustable interest rates. Lines of credit and revolving credits generally are priced on a floating rate basis, which is tied to the prime rate or U.S. Treasury bill rate. Term loans usually have adjustable rates, but can have fixed rates of interest, and have terms of one to five years.

     At December 31, 2004, Home Savings had approximately $68.5 million, or 3.7% of total loans, invested in commercial loans. The majority of these loans are secured by a security interest in inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings also originates unsecured commercial loans including lines of credit for periods of less than 12 months, short-term loans and, occasionally, term loans for periods of up to 36 months. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, if any. Home Savings had $27.4 million in unsecured commercial loans as of December 31, 2004.

     Commercial loans generally are deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans typically is dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

     Nonperforming commercial loans at December 31, 2004 amounted to $5.0 million.

     Loan Solicitation and Processing. The lending activities of Home Savings are subject to the written, non-discriminatory underwriting standards and loan origination procedures approved by Home Savings’ Board of Directors (Board). Loan originations generally are obtained from existing customers and members of the local community and from referrals by real estate brokers, lawyers, accountants and current and former customers. Home Savings also advertises in the local print media, radio and television.

     Each of Home Savings’ 36 offices and five loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings’ Underwriting Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by one of Home Savings’ in-house licensed appraisers or an approved independent fee appraiser. For certain large nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by Home Savings’ chief appraiser. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Commercial, residential and nonresidential real estate loans up to $1.0 million may be approved by an authorized executive officer. Loan requests of $1.0 million to $15.0 million require the approval of the Loan Committee. All loans of $15.0 million or more require approval by three executive officers and a majority of the Board.

     Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Home Savings as an insured mortgagee. Home Savings generally obtains a title guarantee or title insurance on real estate loans.

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

     Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral, if any.

     Loan Originations, Purchases and Sales. Home Savings’ residential loans generally are made on terms and conditions and documented to conform to the secondary market guidelines for sale to the Federal Home Loan Mortgage Company (FHLMC) and other institutional investors in the secondary market. Education loans are sold, once the borrower leaves school, to the Student Loan Marketing Association. Home Savings does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration, but it has purchased such loans as well as participation interests in such loans.

     Home Savings generally retains the servicing rights on the sale of loans originated in the geographic area surrounding its full service branches and loan production offices. Home Savings anticipates continued participation in the secondary mortgage loan market to maintain its desired risk profile.

     At December 31, 2004, Home Savings had $76.0 million of outstanding commitments to originate loans, $4.5 million of outstanding commitments to purchase loans and $133.9 million available to borrowers under consumer and commercial lines of credit. At December 31, 2004, Home Savings had $284.6 million in undisbursed funds related to construction loans in process.

     During 2003, Home Savings entered into an agreement to purchase one- to four-family construction loans from another institution. Loans purchased under this agreement earn a floating rate of interest, are guaranteed as to principal and interest by a third party and are for the purpose of constructing either pre-sold or speculative homes. At December 31, 2004, approximately $85.5 million was outstanding under this program. Home Savings anticipates continuing purchases of loans under this program in 2005.

     Loans to One Borrower Limits. Regulations generally limit the aggregate amount that Home Savings may lend to any one borrower to an amount equal to 15.0% of Home Savings’ unimpaired capital and unimpaired surplus (Lending Limit Capital). A savings association may lend to one borrower an additional amount not to exceed 10.0% of Lending Limit Capital if the additional amount is fully secured by certain forms of “readily marketable collateral.” Real estate is not considered “readily marketable collateral.” In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated.

     Based on such limits, Home Savings could lend approximately $29.4 million to one borrower at December 31, 2004. The largest amount Home Savings had outstanding to one borrower at December 31, 2004, was $20.7 million, which consisted of nine loans secured primarily by mortgages on non-residential property. At December 31, 2004, these loans were performing in accordance with their terms.

     Delinquent Loans, Nonperforming Assets and Classified Assets. Home Savings attempts to maintain a high level of asset quality through sound underwriting policies and aggressive collection practices.

     The Collections Department of Home Savings uses a collection program to monitor and review the status of loans. When a loan payment has not been made by the sixteenth of the month, a past due notice is sent to the customer. Once a loan is 20 days delinquent, the account is turned over to a collector, who will continue to try to bring the loan current through telephone calls, personal visits and letters. If the loan has not been brought current by the 75th day, the loan will be reviewed for foreclosure consideration. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding balance in relation to the original indebtedness, the extent of the delinquency, the borrower’s ability and willingness to cooperate in curing the delinquency and any environmental issues that may need to be addressed. Once the foreclosure is approved by the Default Servicing Manager, the Vice President of Mortgage Loan Servicing and reviewed by the Executive Committee, it is turned over to legal counsel.

     The following table reflects the amount of loans in a delinquent status as of the dates indicated:

	At December 31,
	2004			2003
			Percent of			Percent of
			net			net
	Number	Amount	loans	Number	Amount	loans
	(Dollars in thousands)
Loans delinquent for:
30-59 days	258	$9,634	0.53%	250	$8,478	0.53%
60-89 days	73	4,464	0.24	75	2,877	0.18
90 days or over	221	19,225	1.05	211	12,981	0.82

Total delinquent loans	552	$33,323	1.82%	536	$24,336	1.53%

     Nonperforming assets include nonaccruing loans, restructured loans, real estate acquired by foreclosure or by deed-in-lieu of foreclosure and repossessed assets. Once a loan becomes 90 days delinquent, it generally is placed on non-accrual status.

     Loans are reviewed through monthly reports to the Board and management and are placed on nonaccrual status when collection in full is considered doubtful by management. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent cash payments generally are applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments are applied to principal.

     The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets at the dates indicated:

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans
Real estate loans:
One- to four-family residential	$6,511	$7,121	$7,567	$5,813	$2,966
Multifamily and non-residential	2,880	1,315	2,049	775	3,019
Construction (net of loans in process) and land	1,350	1,724	3,141	3,398	1,741

Total real estate loans	10,741	10,160	12,757	9,986	7,726
Consumer	5,152	888	715	434	457
Commercial	4,960	1,933	952	469	1,360

Total nonaccrual loans	20,853	12,981	14,424	10,889	9,543
Restructured loans	1,329	1,853	1,271	1,572	208

Total nonperforming loans	22,182	14,834	15,695	12,461	9,751
Real estate acquired through foreclosure and other repossessed assets	1,682	1,299	1,150	477	359

Total nonperforming assets	$23,864	$16,133	$16,845	$12,938	$10,110

Nonperforming loans as a percent of loans, net	1.22%	0.94%	1.06%	0.89%	1.11%
Nonperforming assets as a percent of total assets	1.04	0.78	0.85	0.67	0.78
Allowance for loan losses as a percent of nonperforming loans	71.57	101.87	96.20	92.13	67.20
Allowance for loan losses as a percent of loans, net	0.87	0.96	1.02	0.82	0.75

     Loans that are ninety days past due and still accruing were $377,000 at December 31, 2004 and $1.3 million at December 31, 2003. There were no loans ninety days past due and still accruing as of December 31, 2002, 2001 or 2000.

     For 2004, approximately $1.5 million in additional interest income would have been recorded had nonaccrual and restructured loans been accruing pursuant to contractual terms. During 2004, interest collected on such loans and included in net income was approximately $761,000.

     Nonperforming assets increased approximately $7.7 million, or 47.9%, to $23.9 million at December 31, 2004, from $16.1 million at December 31, 2003. This increase is a result of management’s decision to place on nonaccrual status loans made to a boat dealer and a number of loans to purchasers of boats from that dealer. See “Provision for Loan Losses” in Management’s Discussion and Analysis in Exhibit 13 for a further discussion of these loans. At December 31, 2004, total nonaccrual and restructured loans accounted for 1.22% of net loans receivable, compared to 0.94% at December 31, 2003. Total nonperforming assets were 1.04% of total assets as of December 31, 2004 from 0.78% as of December 31, 2003.

     Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of cost or net realizable value as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 2004, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $1.7 million and consisted of $1.3 million in single-family properties and $438,000 in boats and automobiles.

     In addition to the nonperforming loans identified above, other loans may be identified as having potential credit problems that result in those loans being classified by our internal loan review function. These potential problem loans, which have not exhibited the more severe weaknesses generally present in nonperforming loans, amounted to $7.6 million, net of applicable allowances, at December 31, 2004.

     Home Savings classifies its assets in accordance with federal regulations. Problem assets are classified as “special mention,” “substandard,” “doubtful” or “loss.” “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that Home Savings will sustain some loss if the deficiencies are not corrected.

“Doubtful” assets have the same weaknesses as “substandard” assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable and (ii) there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that its continuance as an asset of Home Savings is not warranted. Federal regulations also contain a “special mention” category, consisting of assets that currently do not expose an institution to a sufficient degree of risk to warrant classification but that possess credit deficiencies or potential weaknesses deserving management’s close attention.

     Home Savings classifies its commercial loans on a periodic basis, not less often than annually, according to a nine-level risk rating system that includes, in addition to the “substandard,” “doubtful” and “loss,” categories discussed above, further classifications of “prime,” “good,” “satisfactory,” “fair,” “watch” and “uncertain.”

     Commercial loans that are classified “prime,” “good,” “satisfactory” or “fair” possess levels of risk that generally are acceptable to Home Savings. A loan that is classified as “uncertain” represents a loan for which there is insufficient current information on the borrower to evaluate the primary source of payment. A loan may only be maintained as “uncertain” for 90 days while additional information is obtained, subject to one 90-day extension by the Commercial Loan Manager or a higher level officer.

     Home Savings analyzes each classified asset monthly to determine whether changes in the classifications are appropriate under the circumstances. Such analysis focuses on a variety of factors, including the amount of, and the reasons for, any delinquency, the use of the real estate securing the loan, the financial condition of the borrower, and the appraised value of the real estate. As such factors change, the classification of the asset will change accordingly.

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

     In determining the adequacy of the allowance for loan loss, management reviews and evaluates on a monthly basis the necessity of a reserve for individual loans classified by management. The specifically allocated reserve for a classified loan is determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Home Savings. Once a review is completed, the need for a specific reserve is determined by the Home Savings Asset Review Committee and allocated to the loan. Other loans not reviewed specifically by management are evaluated as a homogeneous group of loans (single-family residential mortgage loans and all consumer credit except marine loans) using the historical charge-off experience ratio calculated by type of loan. The historical charge-off experience ratio factors into account the homogeneous nature of the loans, the geographical lending areas involved, regulatory examination findings, specific grading systems applied and any other known factors that may impact the ratios used. Specific reserves on individual loans and historical ratios are reviewed quarterly and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends or actual principal charge-offs. When evaluating the adequacy of the allowance for loan losses, consideration is given to geographic concentration and the effect changing economic conditions have on Home Savings.

     The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	Year ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance at beginning of period	$15,111	$15,099	$11,480	$6,553	$6,405

Provision for loan losses	9,370	3,179	3,578	2,495	300
Charge-offs:
Real estate	(1,016)	(2,111)	(347)	(89)	(83)
Consumer	(6,177)	(650)	(410)	(283)	(38)
Commercial	(1,867)	(579)	(1,210)	(55)	(80)

Total charge-offs	(9,060)	(3,340)	(1,967)	(427)	(201)

Recoveries:
Real estate	325	94	71	13	17
Consumer	72	41	65	10	9
Commercial	59	38	3	9	23

Total recoveries	456	173	139	32	49

Net charge-offs	(8,604)	(3,167)	(1,828)	(395)	(152)

Acquisition of Industrial	—	—	—	2,795	—

Acquisition of Potters	—	—	1,869	—	—

Balance at end of year	$15,877	$15,111	$15,099	$11,480	$6,553

Ratio of net charge-offs to average net loans	(0.50)%	(0.21)%	(0.12)%	(0.03)%	(0.02)%

     The following table sets forth the allocation of the allowance for loan losses by category. The allocations are based on management’s assessment of the risk characteristics of each of the components of the total loan portfolio and are subject to change as and when the risk factors of each component change. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category is not indicative necessarily of future loss in any particular category and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2004		2003		2002		2001		2000
		Percent of		Percent of		Percent of		Percent of		Percent of
		loans in each		loans in each		loans in each		loans in each		loans in each
		category		category		category		category		category
	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans	Amount	to total loans
	(Dollars in thousands)
Real estate loans	$10,559	81.65%	$10,796	83.22%	$11,017	86.61%	$8,339	90.18%	$4,117	90.19%
Consumer loans	3,615	14.61	2,670	13.73	1,947	10.42	975	7.68	566	6.16
Commercial loans	1,703	3.74	1,645	3.05	2,135	2.97	2,166	2.14	1,870	3.66

Total	$15,877	100.00%	$15,111	100.00%	$15,099	100.00%	$11,480	100.00%	$6,553	100.00%

INVESTMENT ACTIVITIES

     General. Investment and mortgage-related securities are classified upon acquisition as available for sale, held to maturity or trading. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss, net of taxes, reflected as a component of retained earnings. Securities classified as held to maturity are carried at amortized cost. Securities classified as trading are carried at estimated fair value with the unrealized holding gain or loss reflected as a component of income. United Community, Home Savings and Butler Wick recognize premiums and discounts in interest income over the period to maturity or call by the level yield method and realized gains or losses on the sale of debt securities based on the amortized cost of the specific securities sold.

     Home Savings Investment Activities. Federal regulations and Ohio law permit Home Savings to invest in various types of marketable securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities, and certain other specified investments. The Board has adopted an investment policy that authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Federal National Mortgage Association (FNMA), FHLMC, Government National Mortgage Association (GNMA), as well as private issuers, investment-grade municipal obligations, creditworthy, unrated securities issued by municipalities in which an office of Home Savings is located, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers’ acceptances, federal funds and money market funds. Home Savings’ investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity and safety. The investment activities of Home Savings are supervised by Home Savings’ Investment Committee.

     Home Savings maintains a significant portfolio of mortgage-backed securities and collateralized mortgage obligations (CMOs) that are rated the highest credit quality by a nationally recognized rating agency. Both types of securities are issued by FNMA, GNMA and FHLMC. Mortgage-backed securities generally entitle Home Savings to receive a portion of the cash flows from an identified pool of mortgages. CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral generally are divided into tranches or classes that have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages, as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. In contrast to mortgage-backed securities from which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may therefore carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

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

     Butler Wick Investment Activities. Butler Wick holds securities through two subsidiaries, Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick & Co., Inc. invests in municipal securities and government agency securities for sale to clients. Butler Wick & Co., Inc.’s securities are carried at fair value with gains and losses recognized currently. Butler Wick & Co., Inc. does not make markets in equity securities.

     In order to qualify as a fiduciary in the State of Ohio, Butler Wick Trust Company deposited United States Government obligations having a principal value of $100,000 with the Federal Reserve Bank for the state. In addition to these deposits, Butler Wick Trust Company owns U.S. Government obligations.

     United Community Investment Activities. Funds maintained by United Community for general corporate purposes, including possible acquisitions, primarily are invested in an account with Home Savings. United Community also owns a small portfolio of bank equities.

     The following table presents the amortized cost, fair value and weighted average yield of securities at December 31, 2004 by maturity:

	At December 31, 2004
	No stated				After one year through		Five years through
	maturity		One year or less		five years		ten years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	cost	yield	cost	yield	cost	yield	cost	yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$—	—%	$21,052	1.96%	$67,675	3.08%	$—	—%
States and political subdivisions	—	—	3	12.74	3	13.25	—	—
Mortgage-related securities	—	—	2	9.69	2,595	8.22	2,519	6.45
Other securities (a)	5,709	3.36	—	—	—	—	—	—

Total securities	$5,709	3.36%	$21,057	1.96%	$70,273	3.27%	$2,519	6.45%

	At December 31, 2004
	After ten years		Total
	Amortized	Average	Amortized	Average	Fair
	cost	yield	cost	yield	value
	(Dollars in thousands)
Securities:
U.S. Government agencies and corporations	$—	—%	$88,727	2.81%	$88,317
States and political subdivisions	—	—	6	13.00	7
Mortgage-related securities	97,291	4.42	102,407	4.57	102,911
Other securities (a)	—	—	5,709	3.36	7,169

Total securities	$97,291	4.42%	$196,849	3.74%	$198,404

(a)	Yield on equity securities only; mutual funds excluded

SOURCES OF FUNDS

     General. Deposits traditionally have been the primary source of Home Savings’ funds for use in lending and other investment activities. In addition to deposits, Home Savings derives funds from interest payments and principal repayments on loans and income on other earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions. Home Savings may also borrow from the FHLB, as well as other suitable lenders, as a source of funds.

     Deposits. Deposits are attracted principally from within Home Savings’ primary market area through the offering of a selection of deposit instruments, including regular passbook savings accounts, demand deposits, individual retirement accounts (IRAs), NOW accounts, money market accounts, and certificates of deposit. Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are monitored weekly by management. Home Savings does not use brokers to attract deposits. The amount of deposits from outside Home Savings’ primary market area is not significant.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

	At December 31, 2004			For the Year Ended December 31, 2004
		Percent	Weighted		Percent	Weighted
		of total	average	Average	of average	average
	Amount	deposits	rate	balance	deposits	rate
	(Dollars in thousands)
Noninterest bearing demand	$84,965	5.58%	—%	$75,157	5.13%	—%
NOW and money market accounts	305,515	20.06	0.93	302,936	20.67	0.79
Savings accounts	308,187	20.24	0.41	314,588	21.46	0.43
Certificates of deposit	824,285	54.12	3.35	773,019	52.74	3.18

Total deposits	$1,522,952	100.00%	2.08%	$1,465,700	100.00%	1.93%

	For the Year Ended December 31, 2003			For the Year Ended December 31, 2002
		Percent	Weighted		Percent	Weighted
	Average	of average	average	Average	of average	average
	balance	deposits	rate	balance	deposits	rate
	(Dollars in thousands)
Noninterest bearing demand	$61,273	4.17%	—%	$45,806	3.10%	—%
NOW and money market accounts	308,816	21.01	1.01	279,894	18.98	1.90
Savings accounts	335,843	22.85	0.70	299,048	20.28	1.65
Certificates of deposit	763,704	51.97	3.33	850,054	57.64	4.08

Total deposits	$1,469,636	100.00%	2.10%	$1,474,802	100.00%	3.05%

     The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2004:

		Over	Over
	Up to	1 year to	2 years to
Rate	one year	2 years	3 years	Thereafter	Total
	(Dollars in thousands)
2.00% or less	$153,398	$10,668	$291	$556	$164,913
2.01% to 4.00%	114,195	140,383	50,957	72,523	378,058
4.01% to 6.00%	44,319	15,038	77,341	107,886	244,584
Greater than 6.00%	35,151	1,534	30	15	36,730

Total certificates of deposit	$347,063	$167,623	$128,619	$180,980	$824,285

Percent of total certificates of deposit	42.10%	20.34%	15.60%	21.96%	100.00%

     At December 31, 2004, approximately $347.1 million of Home Savings’ certificates of deposit mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $208.9 million are available from the FHLB.

     The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2004:

Amount
Maturity	(Dollars in thousands)
Three months or less	$14,957
Over 3 months to 6 months	17,954
Over 6 months to 12 months	33,132
Over 12 months	113,339

Total	$179,382

     Based on past experience, management believes that a substantial percentage of the above certificates will be renewed with Home Savings at maturity.

     The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	Year ended December 31,
	2004	2003
	(Dollars in thousands)
Beginning balance	$1,423,698	$1,481,901
Net increase (decrease) in deposits	71,060	(90,117)

Net deposits before interest credited	1,494,758	1,391,784
Interest credited	28,194	31,914

Ending balance	$1,522,952	$1,423,698

Net increase (decrease)	$99,254	$(58,203)

Percent increase (decrease)	6.97%	(3.93)%

     Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, the association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2004, Home Savings was in compliance with the QTL test. Home Savings may borrow up to $632.3 million from the FHLB, and had $423.4 million in outstanding advances at December 31, 2004.

     Butler Wick borrows on a secured basis to fund client receivables. Short-term bank loans bear interest at the federal funds rate plus 1% and are payable on demand. The loans are collateralized fully by marketable securities from both customers’ margin accounts and securities owned by Butler Wick. Short-term borrowings also take the form of securities loaned to other broker/dealers. Short-term borrowings are available to Butler Wick to the extent of the loan value of the marketable securities.

COMPETITION

     Home Savings faces competition for deposits and loans from other savings and loan associations, credit unions, banks and mortgage originators in Home Savings’ primary market area. The primary factors in competition for deposits are customer service, convenience of office location and interest rates. Home Savings competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of service it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors, which are not readily predictable.

     Butler Wick offers retail brokerage, asset management, and trust services to clients primarily in northeastern Ohio and western Pennsylvania. In each of these businesses, Butler Wick competes with both regional and national firms. As a full service broker, Butler Wick competes based on personal service rather than price. Butler Wick Trust Company is the only such locally owned and managed financial services provider.

EMPLOYEES

     At December 31, 2004, Home Savings and Butler Wick had 608 and 181 full-time equivalent employees, respectively. Home Savings and Butler Wick believe that relations with their employees are good. Home Savings offers health, life and disability benefits to all employees, a 401(k) plan and an employee stock ownership plan for its eligible employees. Butler Wick offers health, life and disability benefits to all employees, a 401(k) plan, a profit sharing plan and a retention plan for its eligible employees. One Home Savings employee and no Butler Wick employees are represented by a collective bargaining unit.

REGULATION

     United Community is a unitary savings and loan holding company within the meaning of the Home Owners Loan Act, as amended (HOLA), and is subject to regulation, examination, and oversight by the OTS, although there generally are no restrictions on the activities of United Community unless the OTS determines that there is reasonable cause to believe that an activity constitutes a serious risk to the financial safety, soundness, or stability of Home Savings. Home Savings is subject to regulation, examination, and oversight by the Division and the FDIC, and it also is subject to certain provisions of the Federal Reserve Act. Butler Wick is subject to regulation, examination and oversight by the SEC and NASD and the Division. United Community, Home Savings and Butler Wick are also subject to the provisions of the Ohio Revised Code applicable to corporations generally, including laws that restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

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

     Federal Reserve Board regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.6 million (subject to an exemption of up to $7.0 million), and of 10% of net transaction accounts in excess of $47.6 million. At December 31, 2004, Home Savings was in compliance with its reserve requirements.

     Loans by Home Savings to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed specified limits. Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the “disinterested” members of the Board with any “interested” director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. All other transactions between Home Savings and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act. United Community and Butler Wick are affiliates of Home Savings for this purpose.

     Under federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Home Savings or United Community without 60 days’ prior notice to the OTS. “Control” is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed “control” if certain factors are in place. If the acquisition of control is by a company, the acquirer must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

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

     Federal law generally prohibits a savings and loan holding company, such as United Community, from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company’s stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

Item 2. Description of Property

     The following table sets forth certain information at December 31, 2004, regarding the properties on which offices of Home Savings are located:

Owned or
Location	Leased
275 Federal Plaza West	Owned
Youngstown, Ohio

32 State Street	Owned
Struthers, Ohio

4005 Hillman Way	Owned
Boardman, Ohio

650 East State Street	Owned
Salem, Ohio

6000 Mahoning Avenue (1)	Leased
Austintown, Ohio

7525 Market Street	Owned
Boardman, Ohio

4259 Kirk Road	Owned
Austintown, Ohio

202 South Main Street	Owned
Poland, Ohio

3500 Belmont Avenue	Owned
Youngstown, Ohio

29 North Broad Street	Owned
Canfield, Ohio

980 Great East Plaza	Leased
Niles, Ohio

One University Plaza	Leased
1059-1060 Kilcawley Center
Youngstown, Ohio

127 North Market Street	Owned
East Palestine, Ohio

210 West Lincoln Way	Owned
Lisbon, Ohio

30 East Main Street	Owned
Ashland, Ohio

203 North Sandusky Street	Owned
Bellevue, Ohio

211 North Sandusky Street	Owned
Bellevue, Ohio

225 North Main Street	Owned
Clyde, Ohio

1500 Bright Road	Owned
Findlay, Ohio

321 West State Street	Owned
Fremont, Ohio

40 East Main Street	Owned
Lexington, Ohio

50 West Main Street	Owned
Norwalk, Ohio

51 West Main Street (2)	Owned
Norwalk, Ohio

4112 Milan Road	Owned
Sandusky, Ohio

48 East Market Street	Owned
Tiffin, Ohio

796 West Market Street	Owned
Tiffin, Ohio

301 Myrtle Avenue	Owned
Willard, Ohio

121 Blossom Centre, Suite A	Leased
Willard, Ohio

Owned or
Location	Leased
2996 McCartney Road	Leased
Youngstown, Ohio

14825 South Avenue Ext.	Owned
Columbiana, Ohio

4625 North River Road	Owned
Warren, Ohio

427 Ohio Ave.	Leased
McDonald, Ohio

7075 North Aurora Rd.	Owned
Aurora, Ohio

250 E Wilson Bridge Rd.	Leased
Columbus, Ohio

2211 South Dixie Dr	Leased
Dayton, Ohio

7326 Southern Blvd Unit A	Leased
Boardman, Ohio

530 Broadway Street	Owned
East Liverpool, Ohio

15575 ST RT 170	Leased
Calcutta, Ohio

46635 Y & O Road	Owned
Glenmoor, Ohio

998 Third Street	Owned
Beaver, Pennsylvania

7707 Mentor Ave	Leased
Mentor, Ohio

3690 Orange Place, Suite 250	Leased
Beachwood, Ohio

Pointe View Professional Park	Leased
4831 Darrow Rd. #106
Stow, Ohio

(1)	Office location moved to 6030 Mahoning Ave, Austintown, Ohio in February 2005, and is owned by Home Savings.

(2)	Drive-up facility only.

     The following table sets forth certain information at December 31, 2004, regarding the properties on which the main office and the branch offices of Butler Wick are located:

Owned or
Location	Leased
City Center One Bldg.	Leased
Suite 700
Youngstown, Ohio

960 W. State Street	Leased
Alliance, Ohio

1 E. State Street	Leased
Sharon, Pennsylvania

3685 Stutz Drive, Suite 201	Leased
Canfield, Ohio

265 West Main Street,	Leased
Suite101
Kent, Ohio

425 Niles-Cortland Road SE	Leased
Bldg. A, Suite 201
Warren, Ohio

1284 Liberty Street	Leased
Franklin, Pennsylvania

25651 Detroit Road	Leased
Westlake, Ohio

4522 Fulton Drive NW	Leased
Canton, Ohio

100 S. Broadway,	Leased
2nd Floor
Salem, Ohio

Owned or
Location	Leased
3637 Medina Road	Leased
Medina, Ohio

175 South Third Street,	Leased
Suite 230
Columbus, Ohio

Two Nationwide Plaza,	Leased
Suite 770
280 N. High Street
Columbus, Ohio

3690 Orange Place, Suite 350	Leased
Beachwood, Ohio

11 W Monument Ave.,	Leased
Suite 100
Dayton, Ohio

8286-1 South Avenue	Leased
Boardman, Ohio

Item 3. Legal Proceedings

     United Community and its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims that ultimately may result in litigation. These legal proceedings often include claims in which United Community seeks to enforce or defend its security interest in collateral pledged to secure loans made by Home Savings and incidental to its securities business conducted by Butler Wick. Management believes that the financial position, results of operations, and cash flows would not be materially affected by the outcome of any pending or threatened legal proceedings, commitments, or claims.

Item 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

     The information contained in the 2004 Annual Report to Shareholders of United Community (Annual Report) under the caption “Market Price and Dividends” is incorporated herein by reference and attached hereto as part of Exhibit 13.

Item 6. Selected Financial Data

     The information contained in the Annual Report under the caption “Selected Financial and Other Data” is incorporated herein by reference and attached hereto as part of Exhibit 13.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference and attached hereto as part of Exhibit 13.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the Annual Report under the caption “Asset and Liability Management and Market Risk” is incorporated herein by reference and attached hereto as part of Exhibit 13.

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe Chizek and Company LLC dated February 17, 2005, are incorporated herein by reference and attached hereto as part of Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 9A. Controls and Procedures

     An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934) as of December 31, 2004. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the last quarter of fiscal 2004, there were no changes in United Community’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, these controls as of December 31, 2004.

Item 9B. Other Information

     Pursuant to the SEC’s Exemptive Order in Release No. 34-50154, United Community will file management’s annual report on internal control over financial reporting and the related attestation report of the registered public accounting firm by an amendment to this form 10-K not later than 45 days after the date this form 10-K was due.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information contained in the Proxy Statement for the 2005 Annual Meeting of Shareholders of United Community (Proxy Statement), to be filed with the Securities and Exchange Commission (Commission) on or about March 30, 2005, under the captions “Election of Directors,” “Incumbent Directors,” “Board Meeting and Compensation,” “Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Audit Committee Report” is incorporated herein by reference.

     United Community has adopted a code of ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of the code may be obtained upon written request to Patrick A. Kelly, Chief Financial Officer, United Community Financial Corp., 275 Federal Plaza W, Youngstown, Ohio 44503.

Item 11. Executive Compensation

     The information contained in the Proxy Statement under the captions “Board Meetings, Committees and Compensation” and “Compensation of Executive Officers,” is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information contained in the Proxy Statement under the caption “Ownership of UCFC Shares” is incorporated herein by reference.

     United Community maintains the United Community Financial Corp. 1999 Long-Term Incentive Plan (“Incentive Plan”) and the United Community Financial Corp. Recognition and Retention Plan and Trust Agreement (“RRP”) under which it may issue equity securities to its directors, officers and employees in exchange for goods or services. The Incentive Plan and the RRP were approved by United Community’s shareholders at the 1999 Special Meeting of Shareholders.

     The following table shows, as of December 31, 2004, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Incentive Plan and the RRP, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of securities
remaining available for
	Number of securities		future issuance under
	to be issued upon	Weighted-average	equity compensation plans
	exercise of	exercise price of	(excluding securities
Plan Category	outstanding options	outstanding options	reflected in column (a))
Equity compensation plans approved by security holders	2,309,748	$9.49	None

Item 13. Certain Relationships and Related Transactions

     The information contained in the Proxy Statement under the caption “Compensation of Executive Officers —Certain Transactions” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

     The information contained in the Proxy Statement under the caption “Audit Fees” is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(c) Exhibits

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

10	Material Contracts

11	Statement Regarding Computation of Per Share Earnings

13	Portions of the 2004 Annual Report to Shareholders

20	Proxy Statement for 2005 Annual Meeting of Shareholders

21	Subsidiaries of Registrant

23	Crowe Chizek and Company LLC Consent

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

(a)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

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

/S/ Douglas M. McKay	/S/ Richard M. Barrett

Douglas M. McKay, President and Director	Richard M. Barrett, Director

Date: March 15, 2005	Date: March 15, 2005

/S/ Richard J. Schiraldi	/S/ David C. Sweet

Richard J. Schiraldi, Director	David C. Sweet, Director

Date: March 15, 2005	Date: March 15, 2005

/S/ Herbert F. Schuler, Sr.	/S/ Patrick A. Kelly

Herbert F. Schuler, Sr., Director	Patrick A. Kelly, Treasurer (Principal Financial Officer)

Date: March 15, 2005	Date: March 15, 2005

/S/ Thomas J. Cavalier

Thomas J. Cavalier, Director

Date: March 15, 2005

INDEX TO EXHIBITS

Exhibit Number

3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) with the Securities and Exchange Commission (SEC), Exhibit 3.1

3.2	Amended Code of Regulations	Incorporated by reference to the 1998 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2

10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1

10.2	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Douglas M. McKay, dated December 31, 2003.	Incorporated by reference to the 2003 10-K filed by United Community on March 12, 2004 via Edgar, film number 04666159 (2003 10K), Exhibit 10.2

10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack, dated December 31, 2003.	Incorporated by reference to the 2003 10-K, Exhibit 10.3

10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick A. Kelly, dated December 31, 2003.	Incorporated by reference to the 2003 10-K, Exhibit 10.4

10.5	Employment Agreement between Butler Wick Corp. and Thomas J. Cavalier, dated August 12, 1999.	Incorporated by reference to the 1999 10-K filed by United Community on March 29, 2000 via Edgar, film number 582478, Exhibit 10.5

10.6	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and David G. Lodge, dated December 31, 2003.	Incorporated by reference to the 2003 10-K, Exhibit 10.6

10.7	United Community 1999 Long -Term Incentive Plan	Incorporated by reference to the Proxy Statement filed by United Community via Edgar on June 7, 1999, file number 9964170 (1999 Proxy), Exhibit

10.8	United Community Recognition and Retention Plan and Trust Agreement	Incorporated by reference to the 1999 Proxy, Exhibit B

11	Statement Regarding Computation of Per Share Earnings	Incorporated by reference to Note 21 to the Financial Statements included in the Annual Report in Exhibit 13.

13	Portions of the 2004 Annual Report to Shareholders

20	Proxy Statement for 2005 Annual Meeting of Shareholders	Incorporated by reference to the Proxy Statement, to be filed with the Securities and Exchange Commission on or about March 30, 2005.

21	Subsidiaries of Registrant

23	Crowe Chizek and Company, LLC Consent

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer