Form 10-K/A
period 2004-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2005-05-02
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Common shares, no par value per share

(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-K (section 229.405 of this chapter) is not contained herein, will not be contained, to the best of the registrants knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐.

     The aggregate market value of the registrant’s common shares held by non-affiliates of the registrant, computed by reference to the price at which the common shares were last sold, as of June 30, 2004 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $396.3 million.

     As of March 31, 2005, there were outstanding 31,149,506 common shares, no par value, of the registrant.

Item 9A. Controls and Procedures (Amended)
PART IV
Item 15. Exhibits and Financial Statement Schedules.
SIGNATURES
INDEX TO EXHIBITS
EX-10.2 Employment Agreement Between Home Savings - McKay
EX-10.3 Employment Agreement Between Home Savings - Bevack
EX-10.4 Employment Agreement Between Home Savings - Kelly
EX-10.6 Employment Agreement Between Home Savings - Lodge
EX-23 Crowe Chizek and Company, LLC Consent
EX-31.1 302 CEO Certification
EX-31.2 302 CFO Certification
EX-32 906 CEO and CFO Certification

EXPLANATORY NOTE

     In reliance upon the Exemptive Order of the Securities and Exchange Commission issued under Section 36 of the Securities Exchange Act of 1934 (Release No. 50754, November 30, 2004), United Community Financial Corp. (the “Company”) omitted from Item 9A of its Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Original Report”) both the annual report of its management on internal control over financial reporting, as required by Item 308(a) of Regulation S-K, as well as the related attestation report of a registered public accounting firm, as required by Item 308(b) of Regulation S-K. The Company is filing this Amendment No. 1 to Annual Report on Form 10-K (this “Amendment”) to provide the information that was omitted from Item 9A of the Original Report. The Company is also filing this Amendment to restate Part IV, Item 15 in order to file Exhibits 10.2, 10.3, 10.4 and 10.6 and to update the Exhibit Index accordingly.

     No other information in the Original Report is being amended by this Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company’s filing of the Original Report.

Item 9A. Controls and Procedures (Amended).

Disclosure Controls and Procedures.

     As of December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic reports filed with the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting in Most Recent Fiscal Quarter.

     There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fourth fiscal quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting.

     The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004.

     The Company’s independent registered public accounting firm has issued their report on management’s assessment of the Company’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that United Community Financial Corp. (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Community Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that United Community Financial Corp. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, United Community Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of United Community Financial Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 17, 2005 expressed an unqualified opinion on those consolidated financial statements.

/S/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC
Columbus, Ohio April 22, 2005

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements.

None.

(b) Exhibits.

The Exhibits described in the Exhibit List immediately following the “Signatures” pages of this report (which Exhibit List is incorporated herein by reference) are hereby filed as part of this report.

(c) Financial Statement Schedules.

None.

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

/S/ Douglas M. McKay Douglas M. McKay, President and Director	/S/ Eugenia C. Atkinson Eugenia C. Atkinson, Director

Date: May 2, 2005	Date: May 2, 2005

/S/ Richard M. Barrett Richard M. Barrett, Director	/S/ Thomas J. Cavalier Thomas J. Cavalier, Director

Date: May 2, 2005	Date: May 2, 2005

/S/ David G. Lodge David G. Lodge, Director	/S/ Richard J. Schiraldi Richard J. Schiraldi, Director

Date: May 2, 2005	Date: May 2, 2005

/S/ Herbert F. Schuler, Sr. Herbert F. Schuler, Sr., Director	/S/ Clarence R. Smith, Jr. Clarence R. Smith, Jr, Director

Date: May 2, 2005	Date: May 2, 2005

/S/ David C. Sweet David C. Sweet, Director	/S/ Patrick A. Kelly Patrick A. Kelly, Treasurer (Principal Financial Officer)

Date: May 2, 2005	Date: May 2, 2005

INDEX TO EXHIBITS

	Exhibit Number
*	3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) with the Securities and Exchange Commission (SEC), Exhibit 3.1

*	3.2	Amended Code of Regulations	Incorporated by reference to the 1998 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2

*	10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1

	10.2	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Douglas M. McKay, dated December 31, 2004.

	10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack, dated December 31, 2004.

	10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick A. Kelly, dated December 31, 2004.

*	10.5	Employment Agreement between Butler Wick Corp. and Thomas J. Cavalier, dated August 12, 1999.	Incorporated by reference to the 1999 10-K filed by United Community on March 29, 2000 via Edgar, film number 582478, Exhibit 10.5

	10.6	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and David G. Lodge, dated December 31, 2004.

*	10.7	United Community 1999 Long -Term Incentive Plan	Incorporated by reference to the Proxy Statement filed by United Community via Edgar on June 7, 1999, file number 9964170 (1999 Proxy), Exhibit

*	10.8	United Community Recognition and Retention Plan and Trust Agreement	Incorporated by reference to the 1999 Proxy, Exhibit B

*	11	Statement Regarding Computation of Per Share Earnings	Incorporated by reference to Note 21 to the Financial Statements included in the Annual Report in Exhibit 13.

*	13	Portions of the 2004 Annual Report to Shareholders

*	20	Proxy Statement for 2005 Annual Meeting of Shareholders	Incorporated by reference to the Proxy Statement, to be filed with the Securities and Exchange Commission on or about March 30, 2005.

*	21	Subsidiaries of Registrant

	23	Crowe Chizek and Company, LLC Consent

	31.1	Section 302 Certification by Chief Executive Officer

	31.2	Section 302 Certification by Chief Financial Officer

	32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

* Previously filed.