Form 10-Q
period 2005-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2005-05-09
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑                     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

31,150,526 common shares as of April 29, 2005.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2005	2004
	(Dollars in thousands, except per share data)
Assets:
Cash and deposits with banks	$38,730	$36,886
Federal funds sold and other	1,580	3,395

Total cash and cash equivalents	40,310	40,281

Securities:
Trading, at fair value	37,419	32,316
Available for sale, at fair value	184,283	198,404
Loans, net of allowance for loan losses of $15,773 and $15,877, respectively	1,918,864	1,815,976
Loans held for sale	20,438	59,099
Margin accounts	14,938	14,851
Federal Home Loan Bank stock, at cost	23,096	22,842
Premises and equipment, net	21,987	20,793
Accrued interest receivable	10,241	9,445
Real estate owned and other repossessed assets	2,980	1,682
Goodwill	33,593	33,593
Core deposit intangible	2,701	2,887
Cash surrender value of life insurance	21,616	21,406
Other assets	12,710	14,213

Total assets	$2,345,176	$2,287,788

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,462,421	$1,437,987
Non-interest bearing	84,559	84,965

Total deposits	1,546,980	1,522,952
Borrowed funds:
Short-term	309,826	275,583
Long-term	207,755	207,920

Total borrowed funds	517,581	483,503
Advance payments by borrowers for taxes and insurance	8,573	12,048
Accrued interest payable	1,275	1,089
Accrued expenses and other liabilities	17,855	15,844

Total liabilities	2,092,264	2,035,436

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued at March 31, 2005	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued	142,675	142,337
Retained earnings	196,064	193,690
Accumulated other comprehensive income	(963)	1,063
Unearned stock compensation	(14,475)	(14,930)
Treasury stock, at cost, 6,654,951 and 6,602,477 shares, respectively	(70,389)	(69,808)

Total shareholders’ equity	252,912	252,352

Total liabilities and shareholders’ equity	$2,345,176	$2,287,788

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Interest income
Loans	$27,718	$24,341
Loans held for sale	508	224
Securities:
Trading	246	105
Available for sale	1,753	2,011
Margin accounts	271	165
Federal Home Loan Bank stock dividends	253	218
Other interest earning assets	14	11

Total interest income	30,763	27,075
Interest expense
Interest expense on deposits	8,029	6,544
Interest expense on borrowed funds	3,982	2,523

Total interest expense	12,011	9,067

Net interest income	18,752	18,008
Provision for loan losses	633	459

Net interest income after provision for loan losses	18,119	17,549

Non-interest income
Brokerage commissions	4,624	4,652
Service fees and other charges	3,118	2,890
Underwriting and investment banking	121	372
Net gains (losses):
Available for sale securities	239	688
Trading securities	(218)	149
Loans sold	248	901
Other	5	(9)
Other income	731	688

Total non-interest income	8,868	10,331

Non-interest expense
Salaries and employee benefits	12,612	12,665
Occupancy	1,048	914
Equipment and data processing	2,329	2,335
Franchise tax	526	431
Advertising	304	619
Amortization of core deposit intangible	186	257
Other expenses	2,652	2,293

Total non-interest expenses	19,657	19,514

Income before income taxes	7,330	8,366
Income taxes	2,449	2,893

Net income	$4,881	$5,473

Comprehensive income	$2,855	$5,988

Earnings per share
Basic	$0.17	$0.18
Diluted	$0.17	$0.18

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Shares	Common	Retained	Comprehensive	Unearned	Treasury
	Outstanding	Stock	Earnings	Income/(Loss)	Compensation	Stock	Total
	(In thousands, except per share data)
Balance December 31, 2004	31,202	$142,337	$193,690	$1,063	$(14,930)	$(69,808)	$252,352

Comprehensive income:
Net income			4,881				4,881
Change in net unrealized gain/(loss) on securities, net of taxes of $(1,091)				(2,026)			(2,026)

Comprehensive income			4,881	(2,026)			2,855
Shares allocated to ESOP participants		338			455		793
Purchase of treasury stock	(91)					(989)	(989)
Exercise of stock options	38		(130)			408	278
Dividends paid, $0.0825 per share			(2,377)				(2,377)

Balance March 31, 2005	31,149	$142,675	$196,064	$(963)	$(14,475)	$(70,389)	$252,912

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$4,881	$5,473
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	633	459
Net gains	(492)	(1,580)
Amortization of premiums and accretion of discounts	992	1,294
Depreciation and amortization	594	781
ESOP compensation	793	896
FHLB stock dividends	(253)	(218)
Increase in trading securities	(5,103)	(12,559)
(Increase) decrease in margin accounts	(87)	519
Increase in interest receivable	(796)	(75)
Decrease (increase) in prepaid and other assets	935	(5,049)
Increase in interest payable	186	39
Net principal disbursed on loans held for sale	(37,220)	(24,747)
Proceeds from sale of loans held for sale	39,061	42,572
Increase in other liabilities	3,102	22,390

Net cash from operating activities	7,226	30,195

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	18,100	7,018
Proceeds from sale of:
Securities available for sale	17,328	42,597
Real estate owned and other repossessed assets	633	539
Commercial loan participations	—	4,868
Non-performing loans	5,953	—
Purchases of:
Securities available for sale	(24,386)	(1,200)
Net principal disbursed on loans	(18,039)	(53,984)
Loans purchased	(56,568)	(46,135)
Purchases of premises and equipment	(1,780)	(1,137)

Net cash from investing activities	(58,759)	(47,434)

Cash Flows from Financing Activities
Net (decrease) increase in NOW, savings and money market accounts	(30,425)	8,153
Net increase (decrease) in certificates of deposit	54,472	(3,470)
Net decrease in advance payments by borrowers for taxes and insurance	(3,475)	(2,437)
Repayment of FHLB advances and other long term debt	(165)	(165)
Net change in other borrowed funds	34,243	11,795
Dividends paid	(2,377)	(2,130)
Proceeds from the exercise of stock options	278	6,011
Purchase of treasury stock	(989)	(47,793)

Net cash from financing activities	51,562	(30,036)

Decrease in cash and cash equivalents	29	(47,275)
Cash and cash equivalents, beginning of period	40,281	81,155

Cash and cash equivalents, end of period	$40,310	$33,880

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings, net of amounts capitalized	$11,824	$9,027
Interest capitalized on borrowings	10	—
Income taxes	10	2,935
Supplemental schedule of noncash activities:
Loans transferred to the portfolio from held for sale	37,075	—
Transfers from loans to real estate owned and other repossessed assets	1,927	698

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

     1. BASIS OF PRESENTATION

United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings & Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. During 2003, Home Savings changed its charter to a state savings bank. Home Savings has 36 full service offices and five loan production offices throughout northern and central Ohio and western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick has 14 office locations providing a full range of investment alternatives for individuals, companies and not-for-profit organizations throughout Ohio and western Pennsylvania.

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

The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, contained in United Community’s Form 10-K for the year ended December 31, 2004.

     2. STOCK COMPENSATION

Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to measure expense for options granted after 1994, using an option pricing model to estimate fair value.

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123.

	For the Three Months
	Ended March 31,
	2005	2004
	(Dollars in thousands,
	except per share data)
Net income as reported	$4,881	$5,473
Deduct: Stock-based compensation expense determined under fair value method	—	1,855

Pro Forma net income	$4,881	$3,618

Basic earnings per share as reported	$0.17	$0.18
Pro forma basic earnings per share	$0.17	$0.12

Diluted earnings per share as reported	$0.17	$0.18
Pro forma diluted earnings per share	$0.17	$0.12

The pro forma effects are computed using option pricing models, employing the following weighted-average assumptions as of grant date:

	2005	2004
Dividend yield	n/a	2.27%
Expected stock price volatility	n/a	22.73%
Risk-free interest rate	n/a	3.18%
Expected option life (In years)	n/a	7

     3. SECURITIES

United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	March 31, 2005			December 31, 2004
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
U.S. Treasury and agency securities	$78,122	$—	$(1,323)	$88,317	$7	$(417)
Corporate notes	7	1	—	—	—	—
Tax exempt municipal obligation	—	—	—	7	1	—
Equity securities	6,858	1,059	—	7,169	1,459	—
Mortgage-related securities	99,296	266	(1,562)	102,911	869	(364)

Total	$184,283	$1,326	$(2,885)	$198,404	$2,336	$(781)

United Community’s trading securities are carried at fair value and consist of the following:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Debt Securities:
Obligations of U.S. government	$30,779	$28,587
State and municipal obligations	725	1,657
Corporate bonds, debentures and notes	119	60
CMOs and mortgage backed securities	3,820	—
Mutual funds	1,976	2,012

Total trading securities	$37,419	$32,316

     4. LOANS

Portfolio loans consist of the following:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$719,251	$690,413
Multifamily residential	150,730	153,011
Nonresidential	313,263	289,755
Land	14,374	14,701
Construction:
One- to four-family residential	325,769	301,193
Multifamily and non-residential	46,789	47,230

Total real estate	1,570,176	1,496,303
Consumer	295,594	267,646
Commercial	69,925	68,523

Total loans	1,935,695	1,832,472
Less:
Allowance for loan losses	15,773	15,877
Deferred loan fees (expenses), net	1,058	619

Total	16,831	16,496

Loans, net	$1,918,864	$1,815,976

Changes in the allowance for loan loss are as follows:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$15,877	$15,111
Provision for loan losses	633	9,370
Amounts charged off	(762)	(9,060)
Recoveries	25	456

Balance, end of period	$15,773	$15,877

Nonaccrual loans were $27.2 million and $20.9 million at March 31, 2005 and December 31, 2004, respectively. Restructured loans were $1.7 million and $1.3 million at March 31, 2005 and December 31, 2004, respectively. Loans greater than ninety days past due and still accruing were $225,000 and $377,000 at March 31, 2005 and December 31, 2004, respectively.

Impaired loans consist of the following:

	As of or For	As of or For
	the Three	the Twelve
	Months Ended	Months Ended
	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$6,468	$7,898
Impaired loans on which a specific valuation allowance was provided	7,196	7,320

Total impaired loans at period-end	$13,664	$15,218

Specific valuation allowances on impaired loans at period-end	$1,583	$1,691
Average impaired loans during the period	14,441	10,683
Interest income recognized on impaired loans during the period	97	134
Interest income received on impaired loans during the period	89	307
Interest income potential based on original contract terms of impaired loans	289	685

     5. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $677.8 million at March 31, 2005 and $667.0 million at December 31, 2004.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$5,533	$5,557
Originations	383	1,629
Amortized to expense	(358)	(1,653)

Balance, end of period	$5,558	$5,533

Activity in the valuation allowance for mortgage servicing rights was as follows:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$—	$(76)
Impairment charges	—	—
Recoveries	—	76

Balance, end of period	$—	$—

Key economic assumptions used in measuring the value of mortgage servicing rights at March 31, 2005 and December 31, 2004 were as follows:

	March 31, 2005	December 31, 2004
Weighted average prepayment rate	287.40 PSA	281.39 PSA
Weighted average life (in years)	5.29	5.41
Weighted average discount rate	8%	8%

     6. OTHER POSTRETIREMENT BENEFIT PLANS

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

Components of net periodic benefit cost are as follows:

	For the Three Months Ended
	March 31,
	2005	2004
	(Dollars in thousands)
Service cost	$1	$2
Interest cost	50	61
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	—	—

Net periodic benefit cost	$51	$63

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.75%	5.75%

     7. LONG-TERM INCENTIVE PLAN

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

	For the Three Months Ended March 31,
	2005		2004
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of year	2,309,748	$9.49	2,468,622	$7.60
Granted	—	—	754,403	12.73
Exercised	(38,626)	7.19	(843,973)	6.99
Forfeited	—	—	—	—

Outstanding at end of period	2,271,122	$9.53	2,379,052	$9.44

Options exercisable at end of period	2,271,122	$9.53	2,379,052	$9.44

Weighted-average fair value of options granted during year		$—		$3.13

     8. SEGMENT INFORMATION

United Community has two principal segments, banking and investment services. Banking provides consumer and corporate banking services. Investment services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three months ended March 31, 2005 and 2004 are as follows:

	For the Three Months Ended March 31, 2005
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$30,221	$542	$30,763
Interest expense	11,767	244	12,011
Provision for loan loss	633	—	633

Net interest income after provision for loan loss	17,821	298	18,119
Non-interest income	2,557	6,311	8,868
Non-interest expense	13,305	6,352	19,657

Income before tax	7,073	257	7,330
Income tax expense	2,357	92	2,449

Net income	$4,716	$165	$4,881

	For the Three Months Ended March 31, 2004
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$26,788	$287	$27,075
Interest expense	9,027	40	9,067
Provision for loan loss	459	—	459

Net interest income after provision for loan loss	17,302	247	17,549
Non-interest income	3,604	6,727	10,331
Non-interest expense	12,935	6,579	19,514

Income before tax	7,971	395	8,366
Income tax expense	2,774	119	2,893

Net income	$5,197	$276	$5,473

     9. EARNINGS PER SHARE

Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and restricted stock awards. There were stock options for 754,403 shares that were antidilutive for the quarters ended March 31, 2005 and 2004. Antidilutive options are not considered in computing earnings per share.

	As of or For the Three
	Months Ended
	March 31,
	2005	2004
	(Dollars in thousands,
	except per share data)
Net income applicable to common stock	$4,881	$5,473

Weighted average common shares outstanding	28,815	30,861
Dilutive effect of stock options	325	467

Weighted average common shares outstanding for dilutive computation	29,140	31,328

Earnings per share:
Basic	$0.17	$0.18
Diluted	$0.17	$0.18

     10. LOSS CONTINGENCY

From time to time, the Company is involved in various lawsuits and claims which arise in the normal course of business. Some of these proceedings seek relief or damages that are substantial. Nonetheless, based upon the advice of counsel, management is of the opinion that any liabilities that may result from these lawsuits and claims will not have a material effect on the financial statements of United Community.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three
	Months Ended
	March 31,
	2005	2004
Selected financial ratios and other data:(1)

Performance ratios:
Return on average assets (2)	0.85%	1.07%
Return on average equity (3)	7.62%	8.02%
Interest rate spread (4)	3.19%	3.47%
Net interest margin (5)	3.46%	3.76%
Non-interest expense to average assets	3.41%	3.82%
Efficiency ratio (6)	70.56%	70.00%
Average interest-earning assets to average interest- bearing liabilities	112.26%	115.18%
Capital ratios:
Average equity to average assets	11.11%	13.35%
Equity to assets, end of period	10.78%	11.65%
Tier 1 leverage ratio	8.43%	8.35%
Tier 1 risk-based capital ratio	10.02%	9.68%
Total risk-based capital ratio	10.87%	10.58%
Asset quality ratio:
Non-performing loans to total loans at end of period (7)	1.52%	0.79%
Non-performing assets to average assets (8)	1.39%	0.71%
Non-performing assets to total assets at end of period	1.37%	0.70%
Allowance for loan losses as a percent of loans	0.82%	0.90%
Allowance for loan losses as a percent of non-performing loans (7)	54.10%	116.24%
Office data:
Number of full service banking offices	36	35
Number of loan production offices	5	5
Number of brokerage offices	14	13
Per share data:
Basic earnings per share (9)	$0.17	$0.18
Diluted earnings per share (9)	$0.17	$0.18
Book value (10)	$8.12	$7.80
Tangible book value (11)	$6.95	$6.61

Market value as a percent of book value (12)	137%	170%

(1)	Ratios for the three month period are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Nonperforming loans consist of loans ninety days past due, loans less than ninety days past due and not accruing and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate and other assets acquired in settlement of loans.

(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and the recognition and retention plan.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Market value divided by book value.

Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used in this report, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to United Community or its management are intended to identify such forward looking statements. United Community’s actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets increased by $57.4 million, or 2.5%, to $2.3 billion at March 31 2005, compared to December 31, 2004. The net change in assets was a result of increases of $102.9 million in net loans, $5.1 million in trading securities, $1.3 million in real estate owned and other repossessed assets and $1.2 million in premises and equipment. These increases were offset partially by decreases of $38.7 in loans held for sale, $14.1 million in available for sale securities and $1.5 million in other assets. Total liabilities increased $56.8 million primarily as a result of $34.2 million in short-term borrowings, a $24.4 million increase in interest-bearing deposits and $2.0 million in accrued expenses and other liabilities.

Trading securities increased $5.1 million or 15.8% to $37.4 million at March 31, 2005, from $32.3 million at December 31, 2004. The reason for the change was an increase in trading securities held in Butler Wick’s portfolio of $5.1 million, the bulk of which relate to repurchase agreements existing at March 31, 2005.

Available for sale securities decreased $14.1 million or 7.1% from December 31, 2004, to March 31, 2005, as a result of sales aggregating $17.3 million coupled with paydowns and maturities of $18.1 million. Purchases of $24.4 million in securities partially offset the decrease.

During the first quarter of 2005, Home Savings reclassified approximately $37.1 million in fixed rate, fixed-term second mortgage loans from held for sale to the loan portfolio. In connection with the reclassification, a charge of $244,000 was recorded to write the loans down to their fair market value. This transfer, along with loan originations, purchases and repayments, and the sale of $6.0 million in non-performing loans, resulted in net loans increasing by $102.9 million, or 5.7%, from December 31, 2004 to March 31, 2005. No gains or losses were recorded on the sale of non-performing loans. Home Savings had increases of $49.7 million in real estate loans, $24.1 million in construction loans, $28.0 million in consumer loans and $1.4 million in commercial loans.

Loans held for sale decreased $38.7 million, or 65.4%, to $20.4 million at March 31, 2005, compared to $59.1 million at December 31, 2004. This change is due to the reclassification discussed above, along with the net impact of loan originations, purchases and sales. Home Savings sells loans as part of its risk management strategy and anticipates continuing to do so in the future. Home Savings also purchases loans, both for its portfolio and to be sold in the secondary market. As interest rates continue to rise, management anticipates lower originations, resulting in fewer loan sales and reduced gains from those sales.

The allowance for loan losses decreased to $15.8 million at March 31, 2005, from $15.9 million at December 31, 2004. The allowance for loan losses is monitored closely and may increase or decrease depending on a variety of factors such as levels and trends of delinquencies, chargeoffs and recoveries, non-performing loans, and potential risk in the portfolios. The allowance for loan losses as a percentage of total loans decreased to 0.82% at March 31, 2005, compared to 0.87% at December 31, 2004.

The total outstanding balance of all impaired loans was $13.7 million at March 31, 2005. See Note 3 to the financial statements for a complete summary of impaired loans.

Non-performing assets include non-performing loans as well as real estate owned and other repossessed assets. Non-performing loans increased $7.0 million to $29.2 million during the first three months of 2005. This increase is primarily attributable to loans to a single commercial borrower secured by commercial real estate, which Home Savings is actively working to resolve. At the end of the first quarter, the value of the collateral exceeded the indebtedness. Real estate owned increased $478,000 and repossessed assets also increased $820,000. Total non-performing loans were 1.52% of net loans at March 31, 2005, up from 1.22% of net loans at December 31, 2004. The allowance for loan losses as a percentage of non-performing loans was 54.1% at March 31, 2005, compared to 71.6% at December 31, 2004. Total non-performing assets were 1.37% of total assets at March 31, 2005, compared to 1.04% at December 31, 2004.

Premises and equipment increased $1.2 million from December 31, 2004 to March 31, 2005. The increase was due to capitalization of additional expenses related to the construction of a new branch, which opened in the first quarter of 2005. Land purchased for possible branch expansion also contributed to the increase. Accumulated depreciation decreased as older assets were replaced with newer ones at the new branch.

Accrued interest receivable increased $796,000 or 8.4% to $10.2 million at March 31, 2005, compared to $9.4 million at December 31, 2004. The increase was primarily due to increases in the accrued interest due from mortgage loans of $607,000, installment loans of $23,000, commercial loans of $136,000 and investment securities at Home Savings of $160,000. Butler Wick also contributed to the increase with an increase of $99,000 in interest receivable from investments and due from customers. An increase in the reserve for uncollected interest during the first quarter of $242,000 partially offset the above mentioned increases.

Other assets decreased by $1.5 million, or 10.6%, to $12.7 million at March 31, 2005, from $14.2 million at December 31, 2004. The primary reason for the change was a decrease of $738,000 in deferred taxes of United Community, a decrease of $390,000 for a security that settled after year-end and a decrease of $351,000 in accounts receivable at Butler Wick as a result of a decrease in receivables from brokers and dealers.

Total deposits increased $24.0 million, or 1.6% from December 31, 2004, to March 31, 2005. This increase mainly was due to a $54.5 million increase in certificates of deposit offset by decreases of $24.0 million in NOW accounts and $6.4 million in savings accounts.

Other borrowed funds, consisting of both long- and short-term debt, increased $34.1 million to $517.6 million at March 31, 2005, compared to $483.5 million at December 31, 2004. The increase was due to an increase in overnight advances from the Federal Home Loan Bank (FHLB) by Home Savings of $22.2 million, sweep repurchase agreements by Home Savings of $2.9 million and $6.7 million in short-term borrowings at Butler Wick. The borrowings were used to fund loan growth in excess of deposit growth and to fund security purchases at Butler Wick.

Shareholders’ equity increased $560,000, to $252.9 million at March 31, 2005, from $252.3 million at December 31, 2004. Earnings from Home Savings of $4.8 million and $165,000 from Butler Wick for the quarter were offset by dividend payments to shareholders’ of $2.4 million and a decrease in other comprehensive income of $2.0 million as a result of the market valuation of available for sale securities.

Comparison of Operating Results for the Three Months Ended
March 31, 2005 and March 31, 2004

Net Income. Net income for the three months ended March 31, 2005 was $4.9 million, or $0.17 per diluted share, compared to net income of $5.5 million, or $0.18 per diluted share, for the three months ended March 31, 2004. Net interest income increased $774,000 and the provision for loan losses increased $174,000. Noninterest income decreased $1.5 million and noninterest expense increased $143,000. United Community’s annualized return on average assets and return on average equity were 0.85% and 7.62%, respectively, for the three months ended March 31, 2005. The annualized return on average assets and return on average equity for the comparable period in 2004 were 1.07% and 8.02%, respectively.

Net Interest Income. Net interest income for the quarter ended March 31, 2005 was $18.8 million compared to $18.0 million for the same period last year. Interest income increased $3.7 million for the first quarter of 2005 compared to the first quarter of 2004. The increase was caused by an increase in income on net loans of $3.4 million as a result of an increase in the average balance of $234.5 million. Interest earned on loans held for sale increased $284,000 as a result of a $29.0 million increase in the average balance of those assets. The average balance of trading securities increased $18.0 million, causing an increase in interest earned of $141,000. Interest earned on margin accounts at Butler Wick increased $106,000 as the average balance of those assets increased $1.5 million and the yield earned increased 2.29% over the same period in 2004. These increases were partially offset by a decrease in the amount of interest earned on available for sale securities as the average balance of the portfolio declined $30.7 million. Sales, paydowns and maturities were all factors in the decline in the average balance of available for sale securities, as previously discussed.

Total interest expense increased nearly $3.0 million for the quarter ended March 31, 2005, as compared to the same quarter last year. The increase was due to increases in interest expense on other borrowed funds of $1.5 million and deposits of $1.5 million. The increase in interest expense on other borrowed funds was due to an increase in the average balance of those liabilities of $171.2 million. Interest expense on certificates of deposit was the primary reason for the increase in interest expense on total deposits. Home Savings had an increase in the average balance of certificates of deposit of $115.5 million as well as an increase of 27 basis points paid on those deposits.

The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended March 31, 2005 was 3.19% compared to 3.47% for the quarter ended March 31, 2004. Net interest margin declined 30 basis points to 3.46% for the three months ended March 31, 2005 compared to 3.76% for the same quarter in 2004.

	For the Three Months Ended March 31,
	2005 vs. 2004
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	( Dollar in thousands)
Interest-earning assets:
Loans	$(129)	$3,506	$3,377
Loans held for sale	(21)	305	284
Investment securities:
Trading	15	126	141
Available for sale	27	(285)	(258)

Margin accounts	86	20	106
FHLB stock	26	9	35
Other interest-earning assets	5	(2)	3

Total interest-earning assets	$9	$3,679	3,688

Interest-bearing liabilities:
Savings accounts	(60)	(10)	(70)
NOW and money market accounts	126	(21)	105
Certificates of deposit	515	935	1,450
Other borrowed funds	56	1,403	1,459

Total interest-bearing liabilities	$637	$2,307	2,944

Change in net interest income			$744

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. Based on those factors, a $633,000 provision for loan losses was recorded during the first quarter of 2005 compared to $459,000 for the same period in 2004. The increase in the provision for loan losses primarily was caused by a change in the mix of all loans in the portfolio in recent years to include more construction, commercial, and commercial real estate loans which involve a higher level of credit risk. These factors all required a higher provision for loan losses than if the portfolio had remained primarily comprised of one- to four-family mortgage loans. Home Savings’ allowance for loan losses totaled $15.8 million at March 31, 2005, which was 0.82% of total loans, compared to 0.91% at March 31, 2004. The allowance for loan losses as a percent of non-performing loans decreased to 54.1% at March 31, 2005 compared to 116.2% at March 31, 2004, due to a $7.0 million increase in non-performing loans.

Noninterest Income. Noninterest income decreased $1.5 million, or 14.2%, from $10.3 million for the three months ended March 31, 2004, to $8.9 million for the three months ended March 31, 2005, primarily due to decreases of $653,000 in gains on loans sold, $449,000 in gains on the sale of available for sale securities, $367,000 in gains on trading securities and $251,000 in underwriting and investment banking income. Gains on loans sold decreased $653,000, or 72.5% as a result of less activity in the secondary market in the first quarter of 2005 compared to the same period in 2004 due to rising interest rates. To help manage interest rate risk, Home Savings sells some newly originated loans. These sales resulted in gains of $901,000 in the first quarter of 2004 compared to $248,000 in the first quarter of 2005. The decrease in gains on the sale of available for sale securities was caused by fewer securities sold in 2005 than in 2004. The decrease in gains on trading securities of $367,000 is largely due to losses of $187,000 recognized on Butler Wick’s $35.5 million trading portfolio during the first quarter of 2005 compared to gains of $49,000 recognized on a balance of $24.0 million in the same period of 2004. Also contributing to the decrease in noninterest income is a decline in fee income of $251,000 for underwriting and investment banking activity in the first quarter of 2005 compared to 2004 as a result of fewer bond issues underwritten in 2005. Increases in service fees and other charges of $228,000 from $2.9 million at March 31, 2004 to $3.1 million at March 31, 2005 helped to offset these decreases. Butler Wick realized larger fees of $190,000 for services to customers and Home Savings realized $38,000 more in income.

Noninterest Expense. Total noninterest expense increased $143,000 to $19.7 million for the three months ended March 31, 2005, from $19.5 million for the three months ended March 31, 2004. The increase primarily is due to a $359,000 increase in other expenses, a $134,000 increase in occupancy expenses and a $95,000 increase in Ohio franchise tax expense. These increases were offset by a $315,000 reduction in advertising expense, $71,000 in lower expenses related to the amortization of the core deposit intangible and $53,000 in salaries and employee benefits expenses. The increase in other expense is related to increases in legal and audit fees for the Company.

Federal Income Taxes. The provision for income taxes decreased $444,000, or 15.3% as a result of lower pretax income for the first quarter of 2005 compared to the first quarter of 2004. The effective tax rate for the quarter ending March 31, 2005 was 33.4% compared to 34.6% for the quarter ending March 31, 2004.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three months ended March 31, 2005 and March 31, 2004. Average balance calculations were based on daily balances.

	Three Months Ended March 31,
	2005			2004
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(In thousands)
Interest-earning assets:
Net loans (1)	$1,853,715	$27,718	5.98%	$1,619,186	$24,341	6.01%
Net loans held for sale	47,709	508	4.26%	18,756	224	4.78%
Investment securities:
Trading	34,638	246	2.84%	16,643	105	2.52%
Available for sale	188,985	1,753	3.71%	219,687	2,011	3.66%

Margin accounts	15,324	271	7.07%	13,783	165	4.79%
FHLB stock	22,845	253	4.43%	21,926	218	3.98%
Other interest-earning assets	3,681	14	1.52%	6,104	11	0.72%

Total interest-earning assets	2,166,897	30,763	5.68%	1,916,085	27,075	5.65%

Noninterest-earning assets	138,110			129,907

Total assets	$2,305,007			$2,045,992

Interest-bearing liabilities:
NOW and money market accounts	$293,277	$673	0.92%	$305,034	$568	0.74%
Savings accounts	305,731	311	0.41%	314,068	381	0.49%
Certificates of deposit	845,650	7,045	3.33%	730,139	5,595	3.07%
Other borrowed funds	485,558	3,982	3.28%	314,336	2,523	3.21%

Total interest-bearing liabilities	1,930,216	12,011	2.49%	1,663,577	9,067	2.18%

Noninterest-bearing liabilities	118,594			109,358

Total liabilities	2,048,810			1,772,935

Equity	256,197			273,057

Total liabilities and equity	$2,305,007			$2,045,992

Net interest income and Interest rate spread		$18,752	3.19%		$18,008	3.47%

Net interest margin			3.46%			3.76%

Average interest-earning assets to average interest-bearing liabilities			112.26%			115.18%

(1)	Nonaccrual loans are included in the average balance.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

Qualitative Aspects of Market Risk. The principal market risk affecting United Community is interest rate risk. United Community is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. Interest rate risk is defined as the sensitivity of a company’s earnings and net asset values to changes in interest rates. As part of its efforts to monitor and manage the interest rate risk, Home Savings, which accounts for most of the assets and liabilities of United Community, has adopted an interest rate risk policy that requires the Home Savings Board to review quarterly reports related to interest rate risk and to set exposure limits for Home Savings as a guide to senior management in setting and implementing day to day operating strategies.

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

Home Savings uses an NPV and earnings simulation model prepared internally as its primary method to identify and manage its interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on future volumes and the prepayment rate of applicable financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates also are incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot measure precisely NPV or net interest income or precisely predict the impact of fluctuations in interest rates on net interest rate changes as well as changes in market conditions and management strategies.

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended March 31, 2005, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. Management feels, however, that rising rates are the most likely scenario in the near term. Home Savings continues to monitor its interest rate exposure to declining rates. See the table below for Board adopted policy limits. The Board has been made aware of management’s recommendations and will continue to monitor the risk. All other percentage changes fall within the policy limits set by the Board of Directors of Home Savings.

Quarter Ended March 31, 2005
	NPV as % of portfolio value of assets			Next 12 months net interest income
Change in rates		Internal policy			Internal policy
(Basis points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	13.04%	5.00%	(1.08)%	$814	(15.00)%	1.12%
+200	13.49	6.00	(0.63)	843	(10.00)	1.16
+100	13.85	6.00	(0.27)	186	(5.00)	0.25
Static	14.12	7.00	—	—	—	—
(100)	13.68	6.00	(0.44)	(1,278)	(5.00)	(1.75)
(200)	13.30	6.00	(0.82)	(5,081)	(15.00)	(6.96)
(300)	N/A	N/A	N/A	N/A	(20.00)	N/A

N/A — Due to a continuing low interest environment, it is not possible to calculate results for these scenarios.

Year Ended December 31, 2004
	NPV as % of portfolio value of assets			Next 12 months net interest income
Change in rates		Internal policy			Internal policy
(Basis points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	13.75%	5.00%	(0.41)%	$3,028	(15.00)%	4.22%
+200	14.09	6.00	(0.06)	2,318	(10.00)	3.23
+100	14.27	6.00	0.11	1,506	(5.00)	2.10
Static	14.16	7.00	—	—	—	—
(100)	13.22	6.00	(0.93)	(3,856)	(5.00)	(5.37)
(200)	N/A	N/A	N/A	N/A	(15.00)	N/A
(300)	N/A	N/A	N/A	N/A	(20.00)	N/A

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

ITEM 4. Controls and Procedures

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934) as of March 31, 2005. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended March 31, 2005, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal control over financial reporting.

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

ITEM 2 –Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number
			Shares Purchased as	of Shares that May
			part of Publicly	Yet Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs
1/1 to 1/31/2005	—	$—	—	856,747

2/1 to 2/28/2005	14,000	10.62	14,000	842,747

3/1 to 3/31/2005	77,100	10.90	77,100	765,647

Total	91,100	$10.86	91,100	765,647

On April 21, 2003, United Community announced that its Board of Directors had approved a plan to repurchase 1,000,000 shares of stock. At March 31, 2005, United Community had 765,647 shares remaining to be purchased pursuant to that program.

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

UNITED COMMUNITY FINANCIAL CORP.

Date:	May 9, 2005	/s/ Douglas M. McKay

Douglas M. McKay, Chief Executive Officer

Date:	May 9, 2005	/s/ Patrick A. Kelly

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