Form 10-Q
period 2005-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2005-08-09
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
31,011,701 common shares as of July 29, 2005.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$36,305	$36,886
Federal funds sold and other	1,513	3,395

Total cash and cash equivalents	37,818	40,281

Securities:
Trading, at fair value	37,899	32,316
Available for sale, at fair value	180,297	198,404
Loans, net of allowance for loan losses of $15,116 and $15,877, respectively	1,992,703	1,815,976
Loans held for sale	25,221	59,099
Margin accounts	16,193	14,851
Federal Home Loan Bank stock, at cost	23,376	22,842
Premises and equipment, net	22,661	20,793
Accrued interest receivable	10,638	9,445
Real estate owned and other repossessed assets	3,133	1,682
Goodwill	33,593	33,593
Core deposit intangible	2,532	2,887
Cash surrender value of life insurance	21,828	21,406
Other assets	14,207	14,213

Total assets	$2,422,099	$2,287,788

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,497,755	$1,437,987
Non-interest bearing	86,143	84,965

Total deposits	1,583,898	1,522,952
Borrowed funds:
Short-term	409,415	275,583
Long-term	141,587	207,920

Total borrowed funds	551,002	483,503
Advance payments by borrowers for taxes and insurance	11,046	12,048
Accrued interest payable	1,521	1,089
Accrued expenses and other liabilities	17,284	15,844

Total liabilities	2,164,751	2,035,436

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued at June 30, 2005	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued	143,010	142,337
Retained earnings	200,190	193,690
Accumulated other comprehensive income	34	1,063
Unearned stock compensation	(14,019)	(14,930)
Treasury stock, at cost, 6,793,231 and 6,602,477 shares, respectively	(71,867)	(69,808)

Total shareholders’ equity	257,348	252,352

Total liabilities and shareholders’ equity	$2,422,099	$2,287,788

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Interest income
Loans	$29,890	$25,273	$57,608	$49,614
Loans held for sale	297	220	805	444
Securities:
Trading	330	162	576	267
Available for sale	1,741	1,581	3,495	3,592
Margin accounts	293	173	564	338
Federal Home Loan Bank stock dividends	281	220	534	438
Other interest earning assets	21	10	36	21

Total interest income	32,853	27,639	63,618	54,714
Interest expense
Interest expense on deposits	8,918	6,689	16,947	13,233
Interest expense on borrowed funds	4,600	2,799	8,582	5,321

Total interest expense	13,518	9,488	25,529	18,554

Net interest income	19,335	18,151	38,089	36,160
Provision for loan losses	418	1,369	1,051	1,828

Net interest income after provision for loan losses	18,917	16,782	37,038	34,332

Non-interest income
Brokerage commissions	4,603	3,895	9,227	8,547
Service fees and other charges	3,073	2,699	6,190	5,589
Underwriting and investment banking	487	202	607	574
Net gains (losses):
Available for sale securities	—	385	239	1,073
Trading securities	249	(76)	31	73
Loans sold	651	788	899	1,689
Other	52	12	56	3
Other income	1,182	761	1,913	1,449

Total non-interest income	10,297	8,666	19,162	18,997

Non-interest expense
Salaries and employee benefits	12,510	11,153	25,122	23,819
Occupancy	968	919	2,015	1,834
Equipment and data processing	2,175	2,201	4,504	4,535
Franchise tax	488	429	1,014	860
Advertising	554	600	858	1,219
Amortization of core deposit intangible	169	229	355	486
Other expenses	2,535	2,239	5,187	4,532

Total non-interest expenses	19,399	17,770	39,055	37,285

Income before income taxes	9,815	7,678	17,145	16,044
Income taxes	3,317	2,676	5,766	5,569

Net income	$6,498	$5,002	$11,379	$10,475

Comprehensive income	$7,945	$2,460	$10,350	$8,448

Earnings per share
Basic	$0.23	$0.17	$0.40	$0.35
Diluted	$0.22	$0.17	$0.39	$0.35
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Shares	Common	Retained	Comprehensive	Unearned Stock	Treasury
	Outstanding	Stock	Earnings	Income/(Loss)	Compensation	Stock	Total
			(In thousands, except per share data)
Balance December 31, 2004	31,202	$142,337	$193,690	$1,063	$(14,930)	$(69,808)	$252,352

Comprehensive income:
Net income			11,379				11,379
Change in net unrealized gain/(loss) on securities, net of taxes of $(554)				(1,029)			(1,029)

Comprehensive income			11,379	(1,029)			10,350
Shares allocated to ESOP participants		673			911		1,584
Purchase of treasury stock	(233)					(2,499)	(2,499)
Exercise of stock options	42		(138)			440	302
Dividends paid, $0.165 per share			(4,741)				(4,741)

Balance June 30, 2005	31,011	$143,010	$200,190	$34	$(14,019)	$(71,867)	$257,348

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$11,379	$10,475
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,051	1,828
Net gains	(1,194)	(2,765)
Amortization of premiums and accretion of discounts	1,822	2,523
Depreciation and amortization	1,188	1,536
ESOP compensation	1,584	1,810
FHLB stock dividends	(534)	(438)
Increase in trading securities	(5,583)	(13,968)
(Increase) decrease in margin accounts	(1,342)	189
Increase in interest receivable	(1,193)	(428)
Increase in prepaid and other assets	(1,163)	(7,186)
Increase in interest payable	432	76
Net principal disbursed on loans held for sale	(89,223)	(77,160)
Proceeds from sale of loans held for sale	86,939	98,385
Increase in other liabilities	1,993	1,302

Net cash from operating activities	6,156	16,179

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Available for sale securities	30,370	29,575
Proceeds from sale of:
Available for sale securities	17,328	48,324
Real estate owned and other repossessed assets	1,064	1,643
Commercial loan participations	1,500	20,976
Non-performing loans	6,173	—
Premises and equipment	—	1
Purchases of:
Securities available for sale	(31,320)	(51,771)
Net principal disbursed on loans	(34,297)	(111,641)
Loans purchased	(116,936)	(89,945)
Purchases of premises and equipment	(3,039)	(1,658)

Net cash from investing activities	(129,157)	(154,496)

Cash Flows from Financing Activities
Net (decrease) increase in NOW, savings and money market accounts	(56,464)	5,636
Net increase in certificates of deposit	117,443	20,925
Net decrease in advance payments by borrowers for taxes and insurance	(1,002)	(1,500)
Proceeds from FHLB advances and other long term debt	10,000	15,000
Repayment of FHLB advances and other long term debt	(1,332)	(331)
Net change in other borrowed funds	58,831	105,370
Dividends paid	(4,741)	(4,262)
Proceeds from the exercise of stock options	302	6,251
Purchase of treasury stock	(2,499)	(47,804)

Net cash from financing activities	120,538	99,285

Decrease in cash and cash equivalents	(2,463)	(39,032)
Cash and cash equivalents, beginning of period	40,281	81,155

Cash and cash equivalents, end of period	$37,818	$42,123

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings, net of amounts capitalized	$25,097	$18,478
Interest capitalized on borrowings	15	—
Income taxes	1,541	5,620
Supplemental schedule of noncash activities:
Loans transferred to the portfolio from held for sale	37,075	—
Transfers from loans to real estate owned and other repossessed assets	2,458	979
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. BASIS OF PRESENTATION
United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. During 2003, Home Savings changed its charter to a state savings bank. Home Savings has 36 full service offices and six loan production offices throughout northern and central Ohio and western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick has 14 office locations providing a full range of investment alternatives for individuals, companies and not-for-profit organizations throughout Ohio and western Pennsylvania.
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
The results of operations for the three and six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, contained in United Community’s Form 10-K for the year ended December 31, 2004.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
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
Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common shares at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Net income as reported	$6,498	$5,002	$11,379	$10,475
Deduct: Stock-based compensation expense determined under fair value method	—	—	—	1,855

Pro Forma net income	$6,498	$5,002	$11,379	$8,620

Basic earnings per share as reported	$0.23	$0.17	$0.40	$0.35
Pro forma basic earnings per share	$0.23	$0.17	$0.40	$0.29
Diluted earnings per share as reported	$0.22	$0.17	$0.39	$0.35
Pro forma diluted earnings per share	$0.22	$0.17	$0.39	$0.29

The pro forma effects are computed using option pricing models, employing the following weighted-average assumptions as of grant date:

	2005	2004
Dividend yield	n/a	2.27%
Expected stock price volatility	n/a	22.73%
Risk-free interest rate	n/a	3.18%
Expected option life (In years)	n/a	7
     3. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	June 30, 2005			December 31, 2004
			(Dollars in thousands)
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
U.S. Treasury and agency securities	$78,716	$12	$(592)	$88,317	$7	$(417)
Tax exempt municipal obligation	7	1	—	7	1	—
Equity securities	6,458	737	(78)	7,169	1,459	—
Mortgage-related securities	99,116	394	(501)	102,911	869	(364)

Total	$180,297	$1,144	$(1,171)	$198,404	$2,336	$(781)

United Community’s trading securities are carried at fair value and consist of the following:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Debt Securities:
Obligations of U.S. government	$29,500	$28,587
State and municipal obligations	1,144	1,657
Corporate bonds, debentures and notes	123	60
Mortgage-related securities	5,162	—
Mutual funds	1,970	2,012

Total trading securities	$37,899	$32,316

     4. LOANS
Portfolio loans consist of the following:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$747,826	$690,413
Multifamily residential	151,781	153,011
Nonresidential	306,922	289,755
Land	14,234	14,701
Construction:
One- to four-family residential	356,822	301,193
Multifamily and non-residential	55,994	47,230

Total real estate	1,633,579	1,496,303
Consumer	299,000	267,646
Commercial	76,535	68,523

Total loans	2,009,114	1,832,472
Less:
Allowance for loan losses	15,116	15,877
Deferred loan fees, net	1,295	619

Total	16,411	16,496

Loans, net	$1,992,703	$1,815,976

Changes in the allowance for loan loss are as follows:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$15,877	$15,111
Provision for loan losses	1,051	9,370
Amounts charged off	(2,370)	(9,060)
Recoveries	558	456

Balance, end of period	$15,116	$15,877

Nonaccrual loans were $25.0 million and $20.9 million at June 30, 2005 and December 31, 2004, respectively. Restructured loans were $1.2 million and $1.3 million at June 30, 2005 and December 31, 2004, respectively. Loans greater than ninety days past due and still accruing were $1.0 million and $377,000 at June 30, 2005 and December 31, 2004, respectively.

     Impaired loans consist of the following:

	As of or For	As of or For
	the Six	the Twelve
	Months Ended	Months Ended
	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$6,332	$7,898
Impaired loans on which a specific valuation allowance was provided	5,599	7,320

Total impaired loans at period-end	$11,931	$15,218

Specific valuation allowances on impaired loans at period-end	$836	$1,691
Average impaired loans during the period	13,604	10,683
Interest income recognized on impaired loans during the period	160	134
Interest income received on impaired loans during the period	140	307
Interest income foregone based on original contract terms of impaired loans	570	685
     5. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $692.5 million at June 30, 2005 and $667.0 million at December 31, 2004.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$5,533	$5,557
Originations	863	1,629
Amortized to expense	(744)	(1,653)

Balance, end of period	$5,652	$5,533

Activity in the valuation allowance for mortgage servicing rights was as follows:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$—	$(76)
Impairment charges	—	—
Recoveries	—	76

Balance, end of period	$—	$—

Key economic assumptions used in measuring the value of mortgage servicing rights at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
Weighted average prepayment rate	299.67 PSA	281.39 PSA
Weighted average life (in years)	5.15	5.41
Weighted average discount rate	8%	8%

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
Components of net periodic benefit cost are as follows:

	For the Three Months Ended
	June 30,
	2005	2004
	(Dollars in thousands)
Service cost	$1	$2
Interest cost	50	57
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	—	—

Net periodic benefit cost	$51	$59

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.75%	6.00%

	For the Six Months Ended
	June 30,
	2005	2004
	(Dollars in thousands)
Service cost	$2	$4
Interest cost	100	114
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	—	—

Net periodic benefit cost	$102	$118

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.75%	6.00%
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

	For the Six Months Ended June 30,
	2005		2004
		Weighted		Weighted
		average		average
		exercise		exercise
	Shares	price	Shares	price
Outstanding at beginning of year	2,309,748	$9.49	2,468,622	$7.60
Granted	—	—	754,403	12.73
Exercised	(41,646)	7.26	(875,228)	7.01
Forfeited	—	—	—	—

Outstanding at end of period	2,268,102	$9.54	2,347,797	$9.46

Options exercisable at end of period	2,268,102	$9.54	2,347,797	$9.46

Weighted-average fair value of options granted during year		$—		$3.13

     8. SEGMENT INFORMATION
United Community has two principal segments, banking and investment services. Banking provides consumer and commercial banking services. Investment services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three and six months ended June 30, 2005 and 2004 are as follows:

	For the Three Months Ended June 30, 2005
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$32,197	$656	$32,853
Interest expense	13,164	354	13,518
Provision for loan loss	418	—	418

Net interest income after provision for loan loss	18,615	302	18,917
Non-interest income	3,291	7,006	10,297
Non-interest expense	12,959	6,440	19,399

Income before tax	8,947	868	9,815
Income tax expense	3,013	304	3,317

Net income	$5,934	$564	$6,498

	For the Three Months Ended June 30, 2004
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$27,283	$356	$27,639
Interest expense	9,409	79	9,488
Provision for loan loss	1,369	—	1,369

Net interest income after provision for loan loss	16,505	277	16,782
Non-interest income	3,125	5,541	8,666
Non-interest expense	11,992	5,778	17,770

Income before tax	7,638	40	7,678
Income tax expense	2,661	15	2,676

Net income	$4,977	$25	$5,002

	For the Six Months Ended June 30, 2005
	Banking	Investment
	Services	Services	Total
		(Dollars in thousands)
Interest income	$62,419	$1,199	$63,618
Interest expense	24,932	597	25,529
Provision for loan loss	1,051	—	1,051

Net interest income after provision for loan loss	36,436	602	37,038
Non-interest income	5,846	13,316	19,162
Non-interest expense	26,262	12,793	39,055

Income before tax	16,020	1,125	17,145
Income tax expense	5,370	396	5,766

Net income	$10,650	$729	$11,379

	For the Six Months Ended June 30, 2004
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$54,071	$643	$54,714
Interest expense	18,435	119	18,554
Provision for loan loss	1,828	—	1,828

Net interest income after provision for loan loss	33,808	524	34,332
Non-interest income	6,729	12,268	18,997
Non-interest expense	24,928	12,357	37,285

Income before tax	15,609	435	16,044
Income tax expense	5,435	134	5,569

Net income	$10,174	$301	$10,475

     9. EARNINGS PER SHARE
Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and restricted stock awards. There were stock options for 754,403 shares that were antidilutive at June 30, 2005 and June 30, 2004.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands,		(In thousands,
	except per share data)		except per share data)
Net income applicable to common stock	$6,498	$5,002	$11,379	$10,475

Weighted average common shares outstanding	28,779	28,537	28,797	29,699
Dilutive effect of stock options	321	470	322	463

Weighted average common shares outstanding for dilutive computation	29,100	29,007	29,119	30,162

Earnings per share:
Basic	$0.23	$0.17	$0.40	$0.35
Diluted	$0.22	$0.17	$0.39	$0.35
     10. LOSS CONTINGENCY
United Community and its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. Management believes that the financial position, results of operations and cash flows would not be materially affected by the outcome of any pending or threatened legal proceedings, commitments or claims.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	1.09%	0.94%	0.97%	1.00%
Return on average equity (3)	10.09%	8.12%	8.86%	8.06%
Interest rate spread (4)	3.15%	3.39%	3.17%	3.43%
Net interest margin (5)	3.44%	3.64%	3.45%	3.70%
Non-interest expense to average assets	3.25%	3.34%	3.33%	3.57%
Efficiency ratio (6)	65.56%	66.20%	67.98%	68.14%
Average interest-earning assets to average interest- bearing liabilities	112.25%	113.04%	112.26%	114.10%
Capital ratios:
Average equity to average assets	10.79%	11.59%	10.95%	12.45%
Equity to assets, end of period	10.62%	11.19%	10.62%	11.19%
Tier 1 leverage ratio	8.46%	8.33%	8.46%	8.33%
Tier 1 risk-based capital ratio	10.04%	9.49%	10.04%	9.49%
Total risk-based capital ratio	10.83%	10.40%	10.83%	10.40%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	1.36%	0.77%	1.36%	0.77%
Non-performing assets to average assets (8)	1.27%	0.66%	1.29%	0.69%
Non-performing assets to total assets at end of period	1.25%	0.66%	1.25%	0.66%
Allowance for loan losses as a percent of loans	0.75%	0.92%	0.75%	0.92%
Allowance for loan losses as a percent of non-performing loans (7)	55.56%	118.81%	55.56%	118.81%
Office data:
Number of full service banking offices	36	35	36	35
Number of loan production offices	6	5	6	5
Number of brokerage offices	12	12	12	12
Number of trust offices	2	2	2	2
Per share data:
Basic earnings per share (9)	$0.23	$0.17	$0.40	$0.35
Diluted earnings per share (9)	$0.22	$0.17	$0.39	$0.35
Book value (10)	$8.30	$7.84	$8.30	$7.84
Tangible book value (11)	$7.13	$6.65	$7.13	$6.65

Market value as a percent of book value (12)	132%	166%	132%	166%

(1)	Ratios for the three and six month periods are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Nonperforming loans consist of loans ninety days past due, loans less than ninety days past due and not accruing and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate owned and other repossessed assets.

(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Market value divided by book value.

Forward Looking Statements
Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used in this report, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to United Community, its subsidiaries or its management are intended to identify such forward looking statements. United Community’s actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.
Comparison of Financial Condition at June 30, 2005 and December 31, 2004
Total assets increased by $134.3 million, or 5.9%, to $2.4 billion at June 30, 2005, compared to December 31, 2004. The net change in assets was a result of increases of $176.7 million in net loans, $5.6 million in trading securities, $1.8 million in premises and equipment and $1.5 million in real estate owned and other repossessed assets. These increases were offset partially by decreases of $33.9 in loans held for sale, $18.1 million in available for sale securities and $2.5 million in cash and cash equivalents. Total liabilities increased $129.3 million primarily as a result of a $67.5 million increase in borrowed funds, a $59.8 million increase in interest-bearing deposits and a $1.4 million increase in accrued expenses and other liabilities.
Cash and cash equivalents decreased $2.5 million, or 6.1% during the first six months of 2005. The reduction is attributable to a decrease in federal funds sold by Home Savings as excess funds were used partially to fund loan growth.
Trading securities increased $5.6 million or 17.3% to $37.8 million at June 30, 2005, from $32.3 million at December 31, 2004. The change was a result of Butler Wick taking advantage of interest rate opportunities in the federal agency market place.
Available for sale securities decreased $18.1 million or 9.1% from December 31, 2004 to June 30, 2005, as a result of sales aggregating $17.1 million coupled with paydowns and maturities of $30.3 million. Purchases of $31.3 million in securities partially offset the decrease.
During the first quarter of 2005, Home Savings reclassified approximately $37.1 million in fixed-rate, fixed-term second mortgage loans from held for sale to the loan portfolio. In connection with the reclassification, a charge of $244,000 was recorded to write the loans down to their fair market value. This transfer, along with $34.3 million of loan originations net of repayments, $116.9 million of loan purchases and the sale of $6.2 million in non-performing loans and $1.5 million of commercial loan participations, resulted in net loans increasing by $176.7 million, or 9.7%, from December 31, 2004 to June 30, 2005. No gains or losses were recorded on the sale of non-performing loans. Home Savings had increases of $72.9 million in real estate loans, $64.4 million in construction loans, $31.4 million in consumer loans and $8.0 million in commercial loans.
Loans held for sale decreased $33.8 million, or 57.3%, to $25.2 million at June 30, 2005, compared to $59.1 million at December 31, 2004. This change is due to the reclassification discussed above, along with the net impact of loan originations, purchases and sales. Home Savings sells loans as part of its risk management strategy and anticipates continuing to do so in the future. Home Savings also purchases loans, both for its portfolio and to be sold in the secondary market. As interest rates continue to rise, management anticipates lower originations, resulting in fewer loan sales and reduced gains from those sales.
The allowance for loan losses decreased to $15.1 million at June 30, 2005, from $15.9 million at December 31, 2004. A substantial portion of the decrease is attributable to the continued resolution of marine lending credit issues that existed in 2004. The allowance for loan losses is monitored closely and may increase or decrease depending on a variety of factors such as levels and trends of delinquencies, chargeoffs and recoveries, non-performing loans, and potential risk in the portfolios. Management has developed and maintains an appropriate, systematic and consistently applied process to determine the amount of allowance and provision for loan losses. It is management’s intent to build procedural discipline and consistency into the allowance for loan losses process. See Note 4 to the financial statements for a summary of the allowance for loan losses. The allowance for loan losses as a percentage of net loans (coverage ratio) decreased to 0.75% at June 30, 2005, compared to 0.87% at December 31, 2004. The twelve basis point decrease in the coverage ratio is a result of the allocated portion of the allowance for loan losses for marine lending decreasing.
The total outstanding balance of all impaired loans was $11.9 million at June 30, 2005. See Note 4 to the financial statements for a complete summary of impaired loans.
Non-performing assets include non-performing loans as well as real estate owned and other repossessed assets. Non-performing loans increased $5.0 million to $27.2 million during the first six months of 2005. Real estate owned increased $586,000 and repossessed assets also increased $861,000. Total non-performing loans were 1.36% of net loans at June 30, 2005, up from 1.22% of net loans at December 31, 2004, primarily as a result of loans past due 90 days increasing $6.6 million. A substantial portion of the increase in loans past due 90 days is attributable to one borrowing relationship. The allowance for loan losses as a percentage of non-performing loans was 55.6% at

June 30, 2005, compared to 71.6% at December 31, 2004. Total non-performing assets were 1.25% of total assets at June 30, 2005, compared to 1.04% at December 31, 2004.
Premises and equipment increased $1.9 million from December 31, 2004 to June 30, 2005. The increase was due to capitalization of additional expenses related to the construction of a new branch, which opened in the first quarter of 2005. Land purchased for possible branch expansion also contributed to the increase.
Accrued interest receivable increased $1.2 million or 12.6% to $10.6 million at June 30, 2005, compared to $9.4 million at December 31, 2004. The change was due primarily to increases of accrued interest due from mortgage loans of $896,000, commercial loans of $602,000, line of credit interest and fees of $64,000 and investment securities at Home Savings of $9,000. Butler Wick also contributed to the increase with an increase of $30,000 in interest receivable from investments. An increase in the reserve for uncollected commercial loan interest during the first half of 2005 of $541,000 partially offset the above mentioned increases.
Total deposits increased $60.9 million, or 4.0% from December 31, 2004 to June 30, 2005. This increase was due mainly to a $117.4 million increase in certificates of deposit offset by decreases of $39.6 million in demand deposit accounts and $14.2 million in savings accounts.
Borrowed funds, consisting of both long- and short-term debt, increased $67.5 million to $551.0 million at June 30, 2005, compared to $483.5 million at December 31, 2004. The change was due to an increase in overnight advances from the Federal Home Loan Bank (FHLB) by Home Savings of $47.3 million, long-term advances by Home Savings of $8.7 million and short-term borrowings by Butler Wick of $6.7 million. The borrowings were used to fund loan growth in excess of deposit growth and to fund security purchases at Butler Wick.
Shareholders’ equity increased $5.0 million, to $257.3 million at June 30, 2005, from $252.3 million at December 31, 2004. Earnings from Home Savings of $10.7 million and $729,000 from Butler Wick for the first six months of 2005 were offset by dividend payments to shareholders’ of $4.7 million and a decrease in other comprehensive income of $1.0 million as a result of the market valuation of available for sale securities.
Comparison of Operating Results for the Three Months Ended
June 30, 2005 and June 30, 2004
Net Income. Net income for the three months ended June 30, 2005 was $6.5 million, or $0.22 per diluted share, compared to net income of $5.0 million, or $0.17 per diluted share, for the three months ended June 30, 2004. Net interest income increased $1.2 million and the provision for loan losses decreased $951,000. Noninterest income increased $1.6 million to $10.3 million and noninterest expense increased $1.6 million to $19.4 million. United Community’s annualized return on average assets and return on average equity were 1.09% and 10.09%, respectively, for the three months ended June 30, 2005. The annualized return on average assets and return on average equity for the comparable period in 2004 were 0.94% and 8.12%, respectively.
Net Interest Income. Net interest income for the quarter ended June 30, 2005 was $19.3 million compared to $18.2 million for the same period last year. Interest income increased $5.2 million for the second quarter of 2005 compared to the second quarter of 2004. The change was caused by an increase in income on net loans of $4.6 million as a result of an increase in the average balance of $243.1 million. Interest earned on loans held for sale increased $77,000 as a result of a $3.1 million increase in the average balance of those assets. The average balance of trading securities increased $19.9 million, causing an increase in interest earned of $168,000. Interest earned on margin accounts at Butler Wick increased $120,000 as the average balance of those assets grew by $1.5 million and the yield earned increased 2.63% over the same period in 2004. Interest earned on available for sale securities also grew as a result of a rise in the yield on those assets of 60 basis points.
Total interest expense increased $4.0 million for the quarter ended June 30, 2005, as compared to the same quarter last year. The increase was due to rising interest expense on deposits of $2.2 million and borrowed funds of $1.8 million.
Interest expense on certificates of deposit was $2.1 million greater in the second quarter of 2005 compared to the same period in 2004 and was the primary reason for the increase in interest expense on total deposits. Home Savings had an increase in the average balance of certificates of deposit of $156.6 million as well as an increase of 39 basis points paid on those deposits.
The increase in interest expense on borrowed funds was due to growth in the average balance of those liabilities and an increase in the cost of those funds of 67 basis points. $129.4 million of the balance of borrowed funds increased because demand for funds for loan originations was greater than the increase in deposits.

The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the second quarter of last year. The interest rate spread for the three months ended June 30, 2005 was 3.15% compared to 3.39% for the quarter ended June 30, 2004. Net interest margin declined 20 basis points to 3.44% for the three months ended June 30, 2005 compared to 3.64% for the same quarter in 2004.

	For the Three Months Ended June 30,
	2005 vs. 2004
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$919	$3,698	$4,617
Loans held for sale	41	36	77
Investment securities:
Trading	38	130	168
Available for sale	261	(100)	161

Margin accounts	100	20	120
FHLB stock	51	10	61
Other interest-earning assets	12	(2)	10

Total interest-earning assets	$1,422	$3,792	5,214

Interest-bearing liabilities:
Savings accounts	(2)	(22)	(24)
NOW and money market accounts	213	(43)	170
Certificates of deposit	770	1,313	2,083
Borrowed funds	760	1,041	1,801

Total interest-bearing liabilities	$1,741	$2,289	4,030

Change in net interest income			$1,184

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased in the second quarter by $951,000. This change was a result of a decrease in the provision for consumer loans of $712,000 and a decrease in the provision for commercial loans of $364,000 offset by an increase in the provision for real estate and construction loans of $124,000. The decrease in the provision loan consumer lending was the result of the continued resolution of marine lending issues. During the second quarter of 2005, $579,000 of consumer loans were charged off, net of recoveries.
Noninterest Income. Noninterest income increased $1.6 million, or 18.8%, from $8.7 million for the three months ended June 30, 2004, to $10.3 million for the three months ended June 30, 2005, primarily due to increases of $708,000 in brokerage commissions, $374,000 in service fees and other charges, $285,000 in underwriting and investment banking fees, $325,000 in gains recognized on trading securities and $421,000 in other income. The increase in brokerage commissions is a result of increased brokerage activity during the second quarter of 2005 compared to the second quarter of 2004. The increase in service fees and other charges was caused by a decrease at Home Savings of $209,000 in deferred mortgage servicing rights amortization, and an increase of $121,000 in loan servicing fee income and $73,000 in loan broker fee income. Butler Wick also had increases in service fees of $107,000 attributable primarily to trust services. These changes were offset by decreases at Home Savings in fees earned on the OverdraftHonor™ program of $74,000.
Noninterest Expense. Total noninterest expense increased $1.6 million to $19.4 million for the three months ended June 30, 2005, from $17.8 million for the three months ended June 30, 2004. The increase primarily is due to a $1.4 million increase in salaries and employee benefits and a $296,000 increase in other expenses. These increases were offset partially by minimal decreases in advertising expense and amortization of the core deposit intangible.
Salaries and employee benefits expense increased as a result of increased healthcare costs at both Home Savings and Butler Wick. Bonus provisions and commissions paid to brokers at Butler Wick also contributed to the increase.
Federal Income Taxes. The provision for income taxes increased $641,000, or 24.0%, as a result of higher pretax income for the second quarter of 2005 compared to the second quarter of 2004. The effective tax rate for the quarter ending June 30, 2005 was 33.8% compared to 34.9% for the quarter ending June 30, 2004.
Comparison of Operating Results for the Six Months Ended
June 30, 2005 and June 30, 2004
Net Income. Net income for the six months ended June 30, 2005 was $11.4 million, or $0.39 per diluted share, compared to net income of $10.5 million, or $0.35 per diluted share, for the six months ended June 30, 2004. Net interest income increased $1.9 million to $38.1 million and the provision for loan losses decreased $777,000 to $1.1 million. Noninterest income increased $165,000 to $19.1 million and noninterest expense increased $1.8 million to $39.1 million. United Community’s annualized return on average assets and return on average equity were 0.97% and 8.86%, respectively, for the six months ended June 30, 2005. The annualized return on average assets and return on average equity for the comparable period in 2004 were 1.00% and 8.06%, respectively.
Net Interest Income. Net interest income for the six months ended June 30, 2005 was $38.1 million compared to $36.2 million for the same period last year. Interest income increased $8.9 million for the first six months of 2005 compared to the first six months of 2004. The change was caused by an increase in income on net loans of $8.0 million as a result of an increase in the average balance of $239.1 million. Interest earned on loans held for sale increased $361,000 as a result of a $16.0 million increase in the average balance of those assets. The average balance of trading securities grew by $19.0 million, resulting in an increase in interest earned of $309,000. Interest earned on margin accounts at Butler Wick grew by $226,000 as the average balance of those assets increased $1.5 million and the yield earned rose 2.46% over the same period in 2004.
Total interest expense increased $7.0 million for the six months ended June 30, 2005, as compared to the same period last year. The change was due to increases in interest expense on deposits of $3.7 million and borrowed funds of $3.3 million.
Interest expense on certificates of deposit was $15.0 million, up $3.5 million over the same period in 2004. Home Savings had an increase in the average balance of certificates of deposit of $136.2 million as well as an increase of 33 basis points paid on those deposits.
The change in interest expense on borrowed funds was due to an increase in the average balance of those liabilities of $150.4 million and an increase in cost of those funds of 40 basis points. Borrowed funds increased as demand for funds for loan originations was greater than the increase in deposits.

The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the first six months of last year. The interest rate spread for the six months ended June 30, 2005 was 3.17% compared to 3.43% for the six months ended June 30, 2004. Net interest margin declined 25 basis points to 3.45% for the six months ended June 30, 2005 compared to 3.70% for the same period in 2004.

	For the Six Months Ended June 30,
	2005 vs. 2004
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$766	$7,228	$7,994
Loans held for sale	(1)	362	361
Investment securities:
Trading	54	255	309
Available for sale	531	(628)	(97)

Margin accounts	186	40	226
FHLB stock	77	19	96
Other interest-earning assets	19	(4)	15

Total interest-earning assets	$1,632	$7,272	8,904

Interest-bearing liabilities:
Savings accounts	(60)	(33)	(93)
NOW and money market accounts	340	(66)	274
Certificates of deposit	1,287	2,246	3,533
Other borrowed funds	780	2,481	3,261

Total interest-bearing liabilities	$2,347	$4,628	6,975

Change in net interest income			$1,929

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased $777,000 in the first half of 2005, when compared to the first half of 2004. The change is a result of decreases in the provision for commercial loans of $712,000, real estate and construction loans $58,000 and consumer loans $7,000.
Noninterest Income. Noninterest income increased $165,000 for the six months ended June 30, 2005 compared to the same period in 2004. This change is due primarily to increases of $680,000 in brokerage commissions, $601,000 in service fees and other charges and $464,000 in other income. These increases were offset by decreases in the gains on sales of available for sale securities of $834,000 and the sale of loans of $790,000.
The increase in brokerage commissions is a result of increased brokerage activity during the first six months of 2005 compared to the first six months of 2004. The increase in service fees and other charges was caused by a decrease at Home Savings of $168,000 in deferred mortgage servicing rights amortization, and an increase of $236,000 in loan collection fee income and $120,000 in loan broker fee income. Butler Wick also had an increase in service fees of $297,000 attributable to trust services. These changes were offset by decreases at Home Savings in fees earned on the OverdraftHonor™ program of $135,000 and in the valuation of deferred mortgage servicing rights of $76,000.

The decrease in gains on available for sale securities is a result of the Company selling fewer securities than in the previous year. During the first six months of 2005, the Company sold approximately $17.1 million worth of available for sale securities. During the same period in 2004, sales of $40.8 million worth of available for sale securities were recorded. The decrease in gains on loans sold is attributable to sales of fewer originations in the first six months of 2005 compared to the first six months of 2004. During 2005, Home Savings sold approximately $95.3 million in loans compared to $117.7 million in 2004.
Noninterest Expense. Total noninterest expense increased $1.8 million to $39.1 million for the six months ended June 30, 2005, from $37.3 million for the six months ended June 30, 2004. The increase primarily is due to a $1.3 million increase in salaries and employee benefits and a $655,000 increase in other expenses. These increases were offset partially by decreases in advertising expense and amortization of the core deposit intangible.
Salaries and employee benefits expense increased as a result of increased healthcare costs at both Home Savings and Butler Wick. Bonus provisions and commissions paid to brokers at Butler Wick also contributed to the increase.
The causes of the increase in other expenses are increases in legal expenses and audit fees. The increase in legal fees is attributable to increased collection efforts on certain loans. The increase in audit fees is a result of continued compliance with the Sarbanes-Oxley Act.
Federal Income Taxes. The provision for income taxes increased $197,000, as a result of higher pretax income for the first six months of 2005 compared to the first six months of 2004. The effective tax rate for the six months ending June 30, 2005 was 33.6% compared to 34.7% for the six months ending June 30, 2004.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 2005 and 2004. Average balance calculations were based on daily balances.

	Three Months Ended June 30,
	2005			2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
		(Dollars In thousands)
Interest-earning assets:
Net loans (1)	$1,951,085	$29,890	6.13%	$1,708,032	$25,273	5.92%
Net loans held for sale	23,435	297	5.07%	20,345	220	4.33%
Investment securities:
Trading	48,716	330	2.71%	28,807	162	2.25%
Available for sale	181,947	1,741	3.83%	195,930	1,581	3.23%

Margin accounts	15,432	293	7.59%	13,950	173	4.96%
FHLB stock	23,099	281	4.87%	22,144	220	3.97%
Other interest-earning assets	3,425	21	2.45%	5,887	10	0.68%

Total interest-earning assets	2,247,139	32,853	5.85%	1,995,095	27,639	5.54%

Noninterest-earning assets	140,804			132,463

Total assets	$2,387,943			$2,127,558

Interest-bearing liabilities:
NOW and money market accounts	$273,570	$702	1.03%	$300,957	$532	0.71%
Savings accounts	297,999	306	0.41%	319,651	330	0.41%
Certificates of deposit	904,932	7,910	3.50%	748,365	5,827	3.11%
Other borrowed funds	525,317	4,600	3.50%	395,917	2,799	2.83%

Total interest-bearing liabilities	2,001,818	13,518	2.70%	1,764,890	9,488	2.15%

Noninterest-bearing liabilities	128,425			116,177

Total liabilities	2,130,243			1,881,067
Equity	257,700			246,491

Total liabilities and equity	$2,387,943			$2,127,558

Net interest income and Interest rate spread		$19,335	3.15%		$18,151	3.39%

Net interest margin			3.44%			3.64%

Average interest-earning assets to average interest- bearing liabilities			112.25%			113.04%

(1)	Nonaccrual loans are included in the average balance.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six months ended June 30, 2005 and June 30, 2004. Average balance calculations were based on daily balances.

	Six Months Ended June 30,
	2005			2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
		(Dollars In thousands)
Interest-earning assets:
Net loans (1)	$1,902,669	$57,608	6.06%	$1,663,609	$49,614	5.96%
Net loans held for sale	35,505	805	4.53%	19,550	444	4.54%
Investment securities:
Trading	41,677	576	2.76%	22,725	267	2.35%
Available for sale	185,447	3,495	3.77%	208,211	3,592	3.45%

Margin accounts	15,378	564	7.34%	13,866	338	4.88%
FHLB stock	22,972	534	4.65%	22,035	438	3.98%
Other interest-earning assets	3,552	36	2.03%	5,996	21	0.70%

Total interest-earning assets	2,207,200	63,618	5.77%	1,955,992	54,714	5.59%
Noninterest-earning assets	139,464			130,783

Total assets	$2,346,664			$2,086,775

Interest-bearing liabilities:
NOW and money market accounts	$283,369	$1,375	0.97%	$302,999	$1,101	0.73%
Savings accounts	301,844	618	0.41%	316,859	711	0.45%
Certificates of deposit	875,454	14,954	3.42%	739,253	11,421	3.09%
Other borrowed funds	505,514	8,582	3.40%	355,126	5,321	3.00%

Total interest-bearing liabilities	1,966,181	25,529	2.60%	1,714,237	18,554	2.16%

Noninterest-bearing liabilities	123,530			112,764

Total liabilities	2,089,711			1,827,001

Equity	256,953			259,774

Total liabilities and equity	$2,346,664			$2,086,775

Net interest income and Interest rate spread		$38,089	3.17%		$36,160	3.43%

Net interest margin			3.45%			3.70%

Average interest-earning assets to average interest-bearing liabilities			112.26%			114.10%

(1)	Nonaccrual loans are included in the average balance.

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
Home Savings uses a NPV and earnings simulation model prepared internally as its primary method to identify and manage its interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on future volumes and the prepayment rate of applicable financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates also are incorporated into the model. These assumptions inherently are uncertain and, as a result, the model cannot measure precisely NPV or net interest income or precisely predict the impact of fluctuations in interest rates on net interest rate changes as well as changes in market conditions and management strategies.
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended June 30, 2005, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. Home Savings continues to monitor its interest rate exposure to declining rates. See the table below for Board adopted policy limits.

Quarter Ended June 30, 2005
Change
in rates	NPV as % of portfolio value of assets			Next 12 months net interest income
(Basis		Internal policy			Internal policy
points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	12.68%	5.00%	(0.63)%	$2,918	(15.00)%	4.02%
+200	13.12	6.00	(0.19)	2,441	(10.00)	3.37
+100	13.44	6.00	0.13	1,833	(5.00)	2.53
Static	13.31	7.00	—	—	—	—
(100)	12.75	6.00	(0.56)	(3,270)	(5.00)	(4.51)
(200)	11.40	6.00	(1.91)	(9,634)	(15.00)	(13.28)
(300)	N/A	N/A	N/A	N/A	(20.00)	N/A
N/A — Due to a continuing low interest environment, it is not possible to calculate results for these scenarios.

Year Ended December 31, 2004
Change
in rates	NPV as % of portfolio value of assets			Next 12 months net interest income
(Basis		Internal policy			Internal policy
points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	13.75%	5.00%	(0.41)%	$3,028	(15.00)%	4.22%
+200	14.09	6.00	(0.06)	2,318	(10.00)	3.23
+100	14.27	6.00	0.11	1,506	(5.00)	2.10
Static	14.16	7.00	—	—	—	—
(100)	13.22	6.00	(0.93)	(3,856)	(5.00)	(5.37)
(200)	N/A	N/A	N/A	N/A	(15.00)	N/A
(300)	N/A	N/A	N/A	N/A	(20.00)	N/A
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
ITEM 4. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934) as of June 30, 2005. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended June 30, 2005, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal control over financial reporting.

PART II. OTHER INFORMATION
UNITED COMMUNITY FINANCIAL CORP.
ITEM 1 — Legal Proceedings
United Community and its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims, which may ultimately result in litigation. Management believes that the financial position, results of operations and cash flows would not be materially affected by the outcome of any pending or threatened legal proceedings, commitments or claims.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities

			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the
Period	Shares Purchased	Paid per Share	Programs	Plans or Programs
4/1 to 4/30/2005	—	$—	—	765,647 (1)

5/1 to 5/31/2005	79,100	10.54	79,100	686,547

6/1 to 6/30/2005	62,200	10.86	62,200	624,347

Total	141,300	$10.68	141,300	624,347

(1)	On April 21, 2003, United Community announced that its Board of Directors had approved a plan to repurchase 1,000,000 shares of stock.
ITEM 4 — Submission of Matters to a Vote of Security Holders
On April 28, 2005, United Community held its Annual Meeting of Shareholders. In connection therewith, two matters were submitted to shareholders for a vote. First, shareholders elected three directors with terms expiring in 2007 by the following votes:

Director	For	Withheld
Richard J. Schiraldi	24,380,437	725,743

Herbert F. Schuler, Sr.	24,581,088	525,092

David C. Sweet	24,229,389	876,791
The shareholders also ratified the selection of Crowe Chizek and Company LLC as auditors for the 2005 fiscal year by the following vote:

For	Against	Abstain
24,500,279	209,197	396,704

ITEM 6 — Exhibits
     Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation

3.2	Amended Code of Regulations

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: August 9, 2005	/s/ Douglas M. McKay

Douglas M. McKay, Chief Executive Officer

Date: August 9, 2005	/s/ Patrick A. Kelly

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