Form 10-Q
period 2005-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2005-11-08
CIK 707886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___
UNITED COMMUNITY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

OHIO	0-024399	34-1856319

(State or other jurisdiction of
incorporation)	(Commission File No.)	(IRS Employer I.D. No.)
275 Federal Plaza West, Youngstown, Ohio 44503-1203
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (330) 742-0500
Not Applicable
(Former name or former address, if changed since last report)
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
Yes ☑                      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
31,025,908 common shares as of October 31, 2005.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$31,142	$36,886
Federal funds sold and other	1,494	3,395

Total cash and cash equivalents	32,636	40,281

Securities:
Trading, at fair value	17,135	32,316
Available for sale, at fair value	172,340	198,404
Loans, net of allowance for loan losses of $15,284 and $15,877, respectively	2,015,351	1,815,976
Loans held for sale	92,480	59,099
Margin accounts	16,485	14,851
Federal Home Loan Bank stock, at cost	23,663	22,842
Premises and equipment, net	23,127	20,793
Accrued interest receivable	11,577	9,445
Real estate owned and other repossessed assets	3,522	1,682
Goodwill	33,593	33,593
Core deposit intangible	2,373	2,887
Cash surrender value of life insurance	22,043	21,406
Other assets	12,331	14,213

Total assets	$2,478,656	$2,287,788

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,528,727	$1,437,987
Non-interest bearing	91,714	84,965

Total deposits	1,620,441	1,522,952
Federal Home Loan Bank advances	513,055	423,355
Repurchase agreements and other	57,435	60,148
Advance payments by borrowers for taxes and insurance	8,958	12,048
Accrued interest payable	2,044	1,089
Accrued expenses and other liabilities	15,107	15,844

Total liabilities	2,217,040	2,035,436

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued at September 30, 2005	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued	143,369	142,337
Retained earnings	204,176	193,690
Accumulated other comprehensive income	(654)	1,063
Unearned stock compensation	(13,564)	(14,930)
Treasury stock, at cost, 6,778,549 and 6,602,477 shares, respectively	(71,711)	(69,808)

Total shareholders’ equity	261,616	252,352

Total liabilities and shareholders’ equity	$2,478,656	$2,287,788

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
Interest income
Loans	$32,152	$26,411	$89,760	$76,025
Loans held for sale	420	161	1,225	605
Securities:
Trading	217	207	793	484
Available for sale	1,692	1,739	5,186	5,331
Margin accounts	312	218	876	556
Federal Home Loan Bank stock dividends	287	239	821	677
Other interest earning assets	26	11	61	32

Total interest income	35,106	28,986	98,722	83,710
Interest expense
Deposits	9,867	7,298	26,814	20,531
Federal Home Loan Bank advances	4,723	2,990	12,415	8,029
Repurchase agreements and other	454	209	1,344	492

Total interest expense	15,044	10,497	40,573	29,052

Net interest income	20,062	18,489	58,149	54,658
Provision for loan losses	702	9,226	1,753	11,053

Net interest income after provision for loan losses	19,360	9,263	56,396	43,605

Non-interest income
Brokerage commissions	4,771	4,001	13,998	12,548
Service fees and other charges	3,064	3,052	9,255	8,642
Underwriting and investment banking	153	229	761	802
Net gains (losses):
Available for sale securities	(44)	16	195	1,089
Trading securities	157	(115)	188	(52)
Loans sold	777	807	1,676	2,496
Other	83	(25)	140	(22)
Other income	811	713	2,724	2,162

Total non-interest income	9,772	8,678	28,937	27,665

Non-interest expense
Salaries and employee benefits	12,753	11,227	37,875	35,045
Occupancy	1,012	924	3,028	2,758
Equipment and data processing	2,356	2,276	6,860	6,811
Franchise tax	468	428	1,482	1,288
Advertising	292	225	1,150	1,444
Amortization of core deposit intangible	160	213	514	699
Other expenses	2,396	2,425	7,584	6,957

Total non-interest expenses	19,437	17,718	58,493	55,002

Income before income taxes	9,695	223	26,840	16,268
Income taxes	3,304	29	9,070	5,599

Net income	$6,391	$194	$17,770	$10,669

Comprehensive income	$5,703	$1,918	$16,053	$10,366

Earnings per share
Basic	$0.22	$0.01	$0.62	$0.36
Diluted	$0.22	$0.01	$0.61	$0.36
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Shares	Common	Retained	Comprehensive	Unearned Stock	Treasury
	Outstanding	Stock	Earnings	Income/(Loss)	Compensation	Stock	Total
	(Dollars in thousands, except share data)
Balance December 31, 2004	31,202	$142,337	$193,690	$1,063	$(14,930)	$(69,808)	$252,352

Comprehensive income:
Net income			17,770				17,770
Change in net unrealized gain/(loss) on securities, net of taxes of $925				(1,717)			(1,717)

Comprehensive income			17,770	(1,717)			16,053
Shares allocated to ESOP participants		1,032			1,366		2,398
Purchase of treasury stock	(232)					(2,499)	(2,499)
Exercise of stock options	56		(183)			596	413
Dividends paid, $0.2475 per share			(7,101)				(7,101)

Balance September 30, 2005	31,026	$143,369	$204,176	$(654)	$(13,564)	$(71,711)	$261,616

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$17,770	$10,669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,753	11,053
Net gains	(1,859)	(3,563)
Amortization of premiums and accretion of discounts	2,729	3,530
Depreciation and amortization	1,777	2,329
ESOP compensation	2,398	2,659
FHLB stock dividends	(821)	(677)
Decrease (increase) in trading securities	15,181	(13,227)
(Increase) decrease in margin accounts	(1,634)	333
Increase in interest receivable	(2,132)	(1,013)
Decrease (increase) in prepaid and other assets	85	(4,847)
Increase in interest payable	955	97
Net principal disbursed on loans held for sale	(161,863)	(105,647)
Proceeds from sale of loans held for sale	157,958	126,163
Increase (decrease) in other liabilities	188	(5,163)

Net cash from operating activities	32,485	22,696

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Available for sale securities	42,497	40,664
Proceeds from sale of:
Available for sale securities	20,883	52,696
Real estate owned and other repossessed assets	1,862	2,002
Commercial loan participations	1,500	43,156
Non-performing loans	6,173	—
Premises and equipment	167	1
Purchases of:
Securities available for sale	(40,266)	(56,231)
Net principal disbursed on loans	(31,852)	(152,384)
Loans purchased	(209,162)	(138,855)
Purchases of premises and equipment	(4,174)	(2,463)

Net cash from investing activities	(212,372)	(211,414)

Cash Flows from Financing Activities
Net (decrease) increase in NOW, savings and money market accounts	(82,591)	10,357
Net increase in certificates of deposit	180,123	70,956
Net decrease in advance payments by borrowers for taxes and insurance	(3,090)	(4,196)
Proceeds from FHLB advances and other long term debt	45,000	35,000
Repayment of FHLB advances and other long term debt	(19,501)	(18,499)
Net change in other borrowed funds	61,488	96,987
Dividends paid	(7,101)	(6,397)
Proceeds from the exercise of stock options	413	4,728
Purchase of treasury stock	(2,499)	(46,192)

Net cash from financing activities	172,242	142,744

Decrease in cash and cash equivalents	(7,645)	(45,974)
Cash and cash equivalents, beginning of period	40,281	81,155

Cash and cash equivalents, end of period	$32,636	$35,181

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings, net of amounts capitalized	$39,618	$28,955
Interest capitalized on borrowings	33	11
Income taxes	5,741	9,538
Supplemental schedule of noncash activities:
Loans transferred to the loan portfolio from held for sale	37,075	39,479
Transfers from loans to loans held for sale	64,999	—
Transfers from loans to real estate owned and other repossessed assets	3,642	1,426
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
The accompanying consolidated financial statements of United Community have been prepared in accordance with instructions relating to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods.
The results of operations for the three and nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, contained in United Community’s Form 10-K for the year ended December 31, 2004.
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
Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common shares at date of grant. As of September 30, 2005, there were no shares remaining to be granted. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Net income as reported	$6,391	$194	$17,770	$10,669
Deduct: Stock-based compensation expense determined under fair value method	—	—	—	1,855

Pro forma net income	$6,391	$194	$17,770	$8,814

Basic earnings per share as reported	$0.22	$0.01	$0.62	$0.36
Pro forma basic earnings per share	$0.22	$0.01	$0.62	$0.30
Diluted earnings per share as reported	$0.22	$0.01	$0.61	$0.36
Pro forma diluted earnings per share	$0.22	$0.01	$0.61	$0.30

The pro forma effects are computed using option pricing models, employing the following weighted-average assumptions as of grant date:

	2005	2004
Dividend yield	n/a	2.27%
Expected stock price volatility	n/a	22.73%
Risk-free interest rate	n/a	3.18%
Expected option life (In years)	n/a	7
     3. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	September 30, 2005			December 31, 2004
			(Dollars in thousands)
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
U.S. Treasury and agency securities	$81,256	$20	$(901)	$88,317	$7	$(417)
Tax exempt municipal obligation	6	—	—	7	1	—
Equity securities	2,907	607	(1)	7,169	1,459	—
Mortgage-related securities	88,171	202	(1,014)	102,911	869	(364)

Total	$172,340	$829	$(1,916)	$198,404	$2,336	$(781)

United Community’s trading securities are carried at fair value and consist of the following:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Debt Securities:
Obligations of U.S. Government	$6,058	$28,587
State and municipal obligations	4,749	1,657
Corporate bonds, debentures and notes	473	60
Mortgage-related securities	4,873	—
Mutual funds	982	2,012

Total trading securities	$17,135	$32,316

     4. LOANS
Portfolio loans consist of the following:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$720,068	$690,413
Multifamily residential	159,464	153,011
Nonresidential	317,613	289,755
Land	14,246	14,701
Construction:
One- to four-family residential	377,528	301,193
Multifamily and non-residential	57,322	47,230

Total real estate and construction	1,646,241	1,496,303
Consumer	308,104	267,646
Commercial	77,707	68,523

Total loans	2,032,052	1,832,472
Less:
Allowance for loan losses	15,284	15,877
Deferred loan fees, net	1,417	619

Total	16,701	16,496

Loans, net	$2,015,351	$1,815,976

Changes in the allowance for loan loss are as follows:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$15,877	$15,111
Provision for loan losses	1,753	9,370
Amounts charged off	(2,976)	(9,060)
Recoveries	630	456

Balance, end of period	$15,284	$15,877

Nonaccrual loans were $24.1 million and $20.9 million at September 30, 2005 and December 31, 2004, respectively. Restructured loans were $1.3 million at September 30, 2005 and December 31, 2004. Loans greater than ninety days past due and still accruing interest were $281,000 and $377,000 at September 30, 2005 and December 31, 2004, respectively.

Impaired loans consist of the following:

	As of or For	As of or For
	the Nine	the Year
	Months Ended	Ended
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$12,265	$7,898
Impaired loans on which a specific valuation allowance was provided	5,277	7,320

Total impaired loans at period-end	$17,542	$15,218

Specific valuation allowances on impaired loans at period-end	$846	$1,691
Average impaired loans during the period	14,589	10,683
Interest income recognized on impaired loans during the period	298	134
Interest income received on impaired loans during the period	293	307
Interest income foregone based on original contract terms of impaired loans	1,010	685
     5. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $724.4 million at September 30, 2005 and $667.0 million at December 31, 2004.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$5,533	$5,557
Originations	1,570	1,629
Amortized to expense	(1,159)	(1,653)

Balance, end of period	$5,944	$5,533

Activity in the valuation allowance for mortgage servicing rights was as follows:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance, beginning of year	$—	$(76)
Impairment charges	—	—
Recoveries	—	76

Balance, end of period	$—	$—

Key economic assumptions used in measuring the value of mortgage servicing rights at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
Weighted average prepayment rate	359 PSA	281 PSA
Weighted average life (in years)	5.06	5.41
Weighted average discount rate	8%	8%

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
Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$2	$2	$4	$6
Interest cost	50	57	150	171
Expected return on plan assets	—	—	—	—
Net amortization of prior service cost	(1)	—	(1)	—
Recognized net actuarial gain	—	—	—	—

Net periodic benefit cost/(gain)	$51	$59	$153	$177

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.75%	6.00%	5.75%	6.00%
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

	For the Nine Months Ended September 30,
	2005		2004
		Weighted		Weighted
		average		average
	Shares	exercise price	Shares	exercise price
Outstanding at beginning of year	2,309,748	$9.49	2,468,622	$7.60
Granted	—	—	754,403	12.73
Exercised	(56,328)	7.32	(887,884)	7.01
Forfeited	—	—	—	—

Outstanding at end of period	2,253,420	$9.55	2,335,141	$9.47

Options exercisable at end of period	2,253,420	$9.55	2,335,141	$9.47

Weighted average fair value of options granted during the period		n/a		$3.13

     8. SEGMENT INFORMATION
United Community has two principal segments, banking and investment services. Banking provides consumer and commercial banking services. Investment services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three and nine months ended September 30, 2005 and 2004 are as follows:

	For the Three Months Ended September 30, 2005
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$34,550	$556	$35,106
Interest expense	14,833	211	15,044
Provision for loan loss	702	—	702

Net interest income after provision for loan loss	19,015	345	19,360
Non-interest income	3,341	6,431	9,772
Non-interest expense	12,925	6,512	19,437

Income before tax	9,431	264	9,695
Income tax expense	3,206	98	3,304

Net income	$6,225	$166	$6,391

	For the Three Months Ended September 30, 2004
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$28,526	$460	$28,986
Interest expense	10,380	117	10,497
Provision for loan loss	9,226	—	9,226

Net interest income after provision for loan loss	8,920	343	9,263
Non-interest income	2,910	5,768	8,678
Non-interest expense	11,923	5,795	17,718

Income before tax	(93)	316	223
Income tax expense	(82)	111	29

Net income	$(11)	$205	$194

	For the Nine Months Ended September 30, 2005
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$96,967	$1,755	$98,722
Interest expense	39,765	808	40,573
Provision for loan loss	1,753	—	1,753

Net interest income after provision for loan loss	55,449	947	56,396
Non-interest income	9,189	19,748	28,937
Non-interest expense	39,187	19,306	58,493

Income before tax	25,451	1,389	26,840
Income tax expense	8,576	494	9,070

Net income	$16,875	$895	$17,770

	For the Nine Months Ended September 30, 2004
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$82,607	$1,103	$83,710
Interest expense	28,815	237	29,052
Provision for loan loss	11,053	—	11,053

Net interest income after provision for loan loss	42,739	866	43,605
Non-interest income	9,628	18,037	27,665
Non-interest expense	36,850	18,152	55,002

Income before tax	15,517	751	16,268
Income tax expense	5,354	245	5,599

Net income	$10,163	$506	$10,669

     9. EARNINGS PER SHARE
Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. There were stock options for 754,403 shares that were antidilutive at September 30, 2005 and September 30, 2004.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands,		(In thousands,
	except per share data)		except per share data)
Net income applicable to common stock	$6,391	$194	$17,770	$10,669

Weighted average common shares outstanding	28,774	28,629	28,789	29,340
Dilutive effect of stock options	343	402	327	439

Weighted average common shares outstanding for dilutive computation	29,117	29,031	29,116	29,779

Earnings per share:
Basic	$0.22	$0.01	$0.62	$0.36
Diluted	$0.22	$0.01	$0.61	$0.36
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Selected financial ratios and other data: (1)

Performance ratios:
Return on average assets (2)	1.05%	0.03%	1.00%	0.67%
Return on average equity (3)	9.75%	0.31%	9.16%	5.55%
Interest rate spread (4)	3.15%	3.30%	3.16%	3.39%
Net interest margin (5)	3.48%	3.55%	3.46%	3.65%
Non-interest expense to average assets	3.19%	3.20%	3.28%	3.44%
Efficiency ratio (6)	65.04%	64.14%	66.98%	66.79%
Average interest-earning assets to average interest- bearing liabilities	112.56%	112.33%	112.36%	113.48%
Capital ratios:
Average equity to average assets	10.76%	11.25%	10.88%	12.03%
Equity to assets, end of period	10.55%	11.01%	10.55%	11.01%
Tier 1 leverage ratio	8.53%	8.05%	8.53%	8.05%
Tier 1 risk-based capital ratio	10.16%	9.41%	10.16%	9.41%
Total risk-based capital ratio	10.94%	10.66%	10.94%	10.66%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	1.27%	0.85%	1.27%	0.85%
Non-performing assets to average assets (8)	1.20%	0.73%	1.23%	0.77%
Non-performing assets to total assets at end of period	1.18%	0.73%	1.18%	0.73%
Allowance for loan losses as a percent of loans	0.75%	1.40%	0.75%	1.40%
Allowance for loan losses as a percent of non-performing loans (7)	59.54%	160.92%	59.54%	160.92%
Office data:
Number of full service banking offices	36	36	36	36
Number of loan production offices	6	5	6	5
Number of brokerage offices	12	12	12	12
Number of trust offices	2	2	2	2
Per share data:
Basic earnings per share (9)	$0.22	$0.01	$0.62	$0.36
Diluted earnings per share (9)	$0.22	$0.01	$0.61	$0.36
Book value (10)	$8.43	$7.86	$8.43	$7.86
Tangible book value (11)	$7.27	$6.68	$7.27	$6.68

Market value as a percent of book value (12)	133%	145%	133%	145%

(1)	Ratios for the three and nine month periods are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Nonperforming loans consist of loans ninety days past due, loans less than ninety days past due and not accruing interest and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate owned and other repossessed assets.

(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Market value divided by book value.

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
Comparison of Financial Condition at September 30, 2005 and December 31, 2004
Total assets increased by $190.9 million, or 8.3%, to $2.5 billion at September 30, 2005, compared to December 31, 2004. The net change in assets was a result primarily of increases of $199.4 million in net loans and $33.4 million in loans held for sale. These increases were offset partially by decreases in securities available for sale of $26.1 million, trading securities of $15.2 million and cash and cash equivalents of $7.6 million.
Cash and cash equivalents decreased $7.6 million, or 19.0%, during the first nine months of 2005. The reduction is attributable primarily to a decrease in reserve funds on deposit at the Federal Home Loan Bank of $9.2 million. The decrease in reserves is a result of Home Savings participating in a deposit reclassification program where certain deposits are reclassified as savings deposits, reducing the need for the maintenance of additional reserves at the Federal Home Loan Bank.
Trading securities decreased $15.2 million or 47.0% to $17.1 million at September 30, 2005, from $32.3 million at December 31, 2004. The change was a result of Butler Wick taking advantage of other interest rate opportunities in the federal agency market place at the end of 2004. Also, in August of 2005, certain retention plan assets held in United Community’s trading portfolio were paid to employees of Butler Wick totaling $1.1 million.
Available for sale securities decreased $26.1 million or 13.1% from December 31, 2004 to September 30, 2005, as a result of sales aggregating $20.9 million combined with paydowns and maturities of $42.5 million. Purchases of $40.3 million in securities partially offset the decrease.
During the first quarter of 2005, Home Savings reclassified approximately $37.1 million in fixed-rate, fixed-term second mortgage loans from held for sale to held to maturity. In connection with the reclassification, a charge of $244,000 was recorded to write the loans down to their fair market value. This transfer, along with $31.9 million of loan originations net of repayments, $209.2 million of loan purchases and the sale of $6.2 million in non-performing loans and $1.5 million of commercial loan participations, resulted in net loans increasing by $199.4 million, or 11.0%, from December 31, 2004, to September 30, 2005. No gains or losses were recorded on the sale of non-performing loans. Partially offsetting the increase was the reclassification of approximately $65.0 million in fixed rate, 30-year mortgages from the held to maturity portfolio to loans held for sale. It is anticipated that the sale of these fixed rate, 30-year mortgages during the fourth quarter of 2005 will reduce the interest rate sensitivity of Home Savings in either a rising or falling interest rate environment. After all changes are taken into consideration, Home Savings had increases of $63.5 million in real estate loans, $86.4 million in construction loans, $40.5 million in consumer loans and $9.2 million in commercial loans.
Loans held for sale increased $33.4 million, or 56.5%, to $92.5 million at September 30, 2005, compared to $59.1 million at December 31, 2004. This change is due to the reclassifications discussed above, along with the net impact of loan originations, purchases and sales. Home Savings sells loans as part of its risk management strategy. Home Savings also purchases loans, both for its portfolio and to be sold in the secondary market. As interest rates continue to rise, management anticipates fewer originations, resulting in fewer loan sales and reduced gains from those sales.
The allowance for loan losses decreased to $15.3 million at September 30, 2005, from $15.9 million at December 31, 2004. The allowance for loan losses is monitored closely and may increase or decrease depending on a variety of factors such as levels and trends of delinquencies, chargeoffs and recoveries, non-performing loans, and potential risk in the portfolios. Management has developed and maintains an appropriate, systematic and consistently applied process to determine the amount of allowance and provision for loan losses. The allowance for loan losses as a percentage of net loans (coverage ratio) decreased to 0.75% at September 30, 2005, compared to 0.87% at December 31, 2004. The twelve basis point decrease in the coverage ratio is primarily a result of the allocated portion of the allowance for loan losses for marine lending decreasing as marine credit issues continue to be resolved. Also contributing to the decrease was an adjustment, based on chargeoff history, to the loan loss factors applied to outstanding multi-family real estate loans in evaluating the allowance for loan losses. See Note 4 to the financial statements for a summary of the allowance for loan losses.

The total outstanding balance of all impaired loans was $17.5 million at September 30, 2005 as compared to $15.2 million at December 31, 2004. Impaired loans increased primarily as a result of two loans secured by real estate aggregating $6.9 million becoming impaired, offset by the elimination of $3.5 million in marine related loans from impairment status. See Note 4 to the financial statements for a complete summary of impaired loans.
Non-performing assets include non-performing loans as well as real estate owned and other repossessed assets. Non-performing loans increased $3.5 million to $25.7 million during the first nine months of 2005. Real estate owned remained at $1.3 million and repossessed assets increased $1.8 million. Total non-performing loans were 1.27% of net loans at September 30, 2005, up from 1.22% of net loans at December 31, 2004, primarily as a result of loans past due 90 days increasing $4.7 million. The allowance for loan losses as a percentage of non-performing loans was 59.5% at September 30, 2005, compared to 71.6% at December 31, 2004. Total non-performing assets were 1.18% of total assets at September 30, 2005, compared to 1.04% at December 31, 2004.
Margin accounts at Butler Wick increased $1.6 million as a result of increased brokerage activity during the first nine months of 2005.
Premises and equipment increased $2.3 million from December 31, 2004 to September 30, 2005. The increase was due to capitalization of additional expenses related to the construction and relocation of two Home Savings branches, which opened in the first and third quarters of 2005. Land purchased for branch expansion also contributed to the increase.
Accrued interest receivable increased $2.1 million or 22.6% to $11.6 million at September 30, 2005, compared to $9.4 million at December 31, 2004. The change was due primarily to increases of accrued interest due from mortgage loans of $1.3 million, commercial loans of $1.2 million and interest due from consumer loans of $388,000. Butler Wick also contributed to the increase with an increase of $25,000 in interest receivable from investments. An increase in the reserve for uncollected commercial loan interest during the first half of 2005 of $808,000 partially offset the above mentioned increases.
Other assets decreased $1.9 million, or 13.2%, to $12.3 million at September 30, 2005 compared to $14.2 million at December 31, 2004. Butler Wick had decreases in deferred taxes of approximately $847,000. Deferred tax assets at United Community also decreased $739,000, contributing to the overall decrease in other assets. Partially offsetting the decrease were increases in Home Savings prepaid assets of $473,000 and mortgage servicing rights of $410,000.
Total deposits increased $97.5 million, or 6.3% from December 31, 2004, to September 30, 2005. This increase was due mainly to a $180.1 million increase in certificates of deposit offset by decreases of $47.2 million in demand deposit accounts and $35.4 million in savings accounts.
Federal Home Loan Bank advances increased $89.7 million during the first nine months of 2005. The increase was used to fund loan growth.
Repurchase agreements and other borrowed funds decreased $2.7 million from $60.1 million at December 31, 2004 to $57.4 million at September 30, 2005. The decrease is largely attributable to decreased borrowing needs at Butler Wick, which was using borrowings to fund security purchases. These securities, as mentioned above, were sold and the borrowings that funded the purchases of these securities were paid down.
Advance payments by borrowers for taxes and insurance decreased during the first nine months of 2005 as a result of payments for real estate taxes and property insurance being made on behalf of customers of Home Savings. Also, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $1.4 million.
Shareholders’ equity increased $9.3 million, to $261.6 million at September 30, 2005, from $252.3 million at December 31, 2004. Earnings of $16.9 million from Home Savings and $895,000 from Butler Wick for the first nine months of 2005 were offset by dividend payments to shareholders’ of $7.1 million and a decrease in other comprehensive income of $1.7 million as a result of the market valuation of available for sale securities.
Comparison of Operating Results for the Three Months Ended
September 30, 2005 and September 30, 2004
Net Income. Net income for the three months ended September 30, 2005, was $6.4 million, or $0.22 per diluted share, compared to net income of $194,000, or $0.01 per diluted share, for the three months ended September 30, 2004. As previously reported, the third quarter of 2004 was negatively impacted by additional provision for loan losses. In the third quarter of 2005, net interest income increased $1.6 million and the provision for loan losses decreased $8.5 million. Noninterest income increased $1.1 million to $9.8 million and noninterest expense increased $1.7 million to $19.4 million. United Community’s annualized return on average assets and return on average equity were 1.05% and 9.75%, respectively, for the three months ended September 30, 2005. The annualized return on average assets and return on average equity for the comparable period in 2004 were 0.03% and 0.31%, respectively.
Net Interest Income. Net interest income for the quarter ended September 30, 2005, was $20.1 million compared to $18.5 million for the same period last year. Interest income increased $6.1 million for the third quarter of 2005 compared to the third quarter of 2004. The yield in interest earning assets increased 52 basis points to 6.09% for the three months ended September 30, 2005, compared to 5.57% for the three months ended September 30, 2004. The change was also caused by an increase in income on net loans of $5.7 million primarily as a result of an increase in the average balance of $238.0 million. Interest earned on loans held for sale increased $259,000 primarily as a result of a $12.1 million increase in the average balance of those assets. While the average balance of trading securities decreased $9.2 million, the yield on those assets increased 1.13%, or $10,000 for the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004. Interest earned on margin accounts at Butler Wick increased $94,000 as the average balance of those assets grew by $1.1 million and the yield earned increased 2.02% over the same period in 2004. Lower interest earned on available for sale securities partially offset the increases mentioned above as the average balance of those assets decreased $20.5 million.
Total interest expense increased $4.5 million for the quarter ended September 30, 2005, as compared to the same quarter last year. The increase was due to rising interest expense on deposits of $2.6 million and Federal Home Loan Bank advances of $1.7 million. Interest expense on certificates of deposit was $2.3 million greater in the third quarter of 2005 compared to the same period in 2004 and was the primary reason for the increase. Home Savings had an increase in the average balance of certificates of deposit of $174.6 million as well as an increase of 38 basis points paid on those deposits. The increase in interest expense on Federal Home Loan Bank advances was due to growth in the average balance of those liabilities and an increase in the cost of those funds of 88 basis points. The $89.4 million change in the average balance of Federal Home Loan Bank advances was a result of increased demand for funds for loan originations being greater than the increase in deposits.
The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the third quarter of last year. The interest rate spread for the three months ended September 30, 2005, was 3.15% compared to 3.30% for the quarter ended September 30, 2004. Net interest margin declined 7 basis points to 3.48% for the three months ended September 30, 2005 compared to 3.55% for the same quarter in 2004.

	For the Three Months Ended September 30,
	2005 vs. 2004
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,070	$3,671	$5,741
Loans held for sale	116	143	259
Investment securities:
Trading	26	(16)	10
Available for sale	227	(274)	(47)
Margin accounts	77	17	94
FHLB stock	37	11	48
Other interest-earning assets	16	(1)	15

Total interest-earning assets	$2,569	$3,551	$6,120

Interest-bearing liabilities:
Savings accounts	—	(35)	(35)
NOW and money market accounts	331	(58)	273
Certificates of deposit	810	1,521	2,331
Federal Home Loan Bank advances	974	759	1,733
Repurchase agreements and other	250	(5)	245

Total interest-bearing liabilities	$2,365	$2,182	4,547

Change in net interest income			$1,573

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased by $8.5 million for the three months ended September 30, 2005, compared to the same period in 2004. This change was a result of a lower loan loss provision being required in the third quarter of 2005 as compared to the third quarter of 2004 due to credit issues that existed in the prior quarter concerning loans to a boat dealer and customers of that dealer.
Noninterest Income. Noninterest income increased $1.1 million, or 12.6%, from $8.7 million for the three months ended September 30, 2004, to $9.8 million for the three months ended September 30, 2005, due to increases of $770,000 in brokerage commissions, $272,000 in gains recognized on trading securities and $108,000 in other gains. The increase in brokerage commissions is a result of increased brokerage activity during the third quarter of 2005, compared to the third quarter of 2004. Gains recognized on trading securities are a result of improved market conditions in the trading portfolio during the third quarter of 2005, compared to the same period in 2004. Other gains increased primarily as a result of disposals of fixed assets at Home Savings. These changes were offset by decreases in underwriting and investment banking fee income at Butler Wick, lower gains recognized in the sale of loans at Home Savings and higher losses attributable to sales from the available for sale portfolio.
Noninterest Expense. Total noninterest expense increased $1.7 million to $19.4 million for the three months ended September 30, 2005, from $17.8 million for the three months ended September 30, 2004. The increase is due primarily to a $1.5 million increase in salaries and employee benefits. This increase is due to larger commissions paid to employees at Butler Wick as a result of increased brokerage activity as well as increased employment costs associated with the establishment of the Wholesale Lending and Non-deposit Investment departments at Home Savings. Rising healthcare costs at both subsidiaries also contributed to the increase.
Federal Income Taxes. The provision for income taxes increased $3.3 million as a result of higher pretax income for the third quarter of 2005 compared to the third quarter of 2004.
Comparison of Operating Results for the Nine Months Ended
September 30, 2005 and September 30, 2004
Net Income. Net income for the nine months ended September 30, 2005, was $17.8 million, or $0.61 per diluted share, compared to net income of $10.7 million, or $0.36 per diluted share, for the nine months ended September 30, 2004. As previously reported, the third quarter of 2004 was negatively impacted by a $9.2 million provision for loan losses. Net interest income increased $3.5 million to $58.1 million and the provision for loan losses decreased $9.3 million to $1.8 million. Noninterest income increased $1.3 million to $28.9 million and noninterest expense increased $3.5 million to $58.5 million. United Community’s annualized return on average assets and return on average equity were 1.00% and 9.16%, respectively, for the nine months ended September 30, 2005. The annualized return on average assets and return on average equity for the comparable period in 2004 were 0.67% and 5.55%, respectively.
Net Interest Income. Net interest income for the nine months ended September 30, 2005 was $58.1 million compared to $54.7 million for the same period last year. Interest income increased $15.0 million for the first nine months of 2005 compared to the first nine months of 2004. The yield in interest earning assets increased 30 basis points to 5.88% for the nine months ended September 30, 2005, compared to 5.58% for the nine months ended September 30, 2004. The change was also caused by an increase in income on net loans of $13.7 million primarily as a result of an increase in the average balance of $238.9 million. Interest earned on loans held for sale increased $620,000 primarily as a result of a $14.7 million increase in the average balance of those assets. The average balance of trading securities grew by $9.6 million, resulting in an increase in interest earned of $309,000. Interest earned on margin accounts at Butler Wick grew by $320,000 as the average balance of those assets increased $1.4 million and the yield earned rose 2.30% over the same period in 2004.
Total interest expense increased $11.5 million for the nine months ended September 30, 2005, as compared to the same period last year. The change was due to increases in interest expense on deposits of $6.3 million and Federal Home Loan Bank advances of $4.4 million. Interest expense on certificates of deposit was $23.7 million, up $5.9 million over the same period in 2004. Home Savings had an increase in the average balance of certificates of deposit of $149.2 million as well as an increase of 35 basis points paid on those deposits. The change in interest expense on Federal Home Loan Bank advances was due to an increase in the average balance of those liabilities of $114.2 million and an increase in the cost of those funds of 49 basis points. Federal Home Loan Bank advances increased as demand for funds for loan originations at Home Savings was greater than the increase in deposits.

The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the first nine months of last year. The interest rate spread for the nine months ended September 30, 2005, was 3.16% compared to 3.39% for the nine months ended September 30, 2004. Net interest margin declined 19 basis points to 3.46% for the nine months ended September 30, 2005 compared to 3.65% for the same period in 2004.

	For the Nine Months Ended September 30,
	2005 vs. 2004
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,797	$10,938	$13,735
Loans held for sale	96	524	620
Investment securities:
Trading	110	199	309
Available for sale	756	(901)	(145)
Margin accounts	262	58	320
FHLB stock	114	30	144
Other interest-earning assets	35	(6)	29

Total interest-earning assets	$4,170	$10,842	$15,012

Interest-bearing liabilities:
Savings accounts	(61)	(68)	(129)
NOW and money market accounts	672	(125)	547
Certificates of deposit	2,102	3,763	5,865
Federal Home Loan Bank advances	1,400	2,986	4,386
Repurchase agreements and other	653	199	852

Total interest-bearing liabilities	$4,766	$6,755	11,521

Change in net interest income			$3,491

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased $9.3 million in the first nine months of 2005, when compared to the first nine months of 2004. The change is a result of a lower loan loss provision being required in the first nine months of 2005 as compared to the first nine months of 2004 due to credit issues that existed in the third quarter of 2004 as discussed above.
Noninterest Income. Noninterest income increased $1.3 million for the nine months ended September 30, 2005 compared to the same period in 2004. This change is due primarily to increases of $1.5 million in brokerage commissions, $613,000 in service fees and other charges, $240,000 in gains recognized on trading securities and $562,000 in other income. These increases were offset by decreases in the gains on sales of available for sale securities of $894,000 and the sale of loans of $820,000.
The increase in brokerage commissions is a result of increased brokerage activity during the first nine months of 2005 compared to the first nine months of 2004. The increase in service fees and other charges was caused by a decrease at Home Savings of $110,000 in mortgage servicing rights amortization, and increases of $327,000 in loan collection fee income and $134,000 in loan broker fee income. Butler Wick also had an increase in service fees of $331,000 attributable to trust services. These changes were offset by decreases at Home Savings in fees earned on the OverdraftHonor™ program of $194,000 and in the valuation of mortgage servicing rights of $76,000.
The decrease in gains on available for sale securities is a result of United Community selling fewer securities than in the previous year. During the first nine months of 2005, United Community sold approximately $20.7 million worth of available for sale securities.

During the same period in 2004, sales of $52.3 million worth of available for sale securities were recorded. The decrease in gains on loans sold is attributable to a greater percentage of sales originating from wholesale operations. These sales produce smaller gains but have enabled Home Savings to maintain its overall level of loan sales even as the industry adjusts to a slowdown in origination volumes. During 2005, Home Savings sold approximately $164.1 million in loans compared to $166.8 million in 2004.
Noninterest Expense. Total noninterest expense increased $3.5 million to $58.5 million for the nine months ended September 30, 2005, from $55.0 million for the nine months ended September 30, 2004. The increase is due primarily to a $2.8 million increase in salaries and employee benefits and a $626,000 increase in other expenses. These increases were offset partially by decreases in advertising expense and amortization of the core deposit intangible.
Salaries and employee benefits expense increased as a result of increased healthcare costs at both Home Savings and Butler Wick. Also, the additional salary expenses related to the addition of two new departments, Wholesale Lending and Non-deposit Investments, at Home Savings. Bonus provisions and commissions paid to brokers at Butler Wick also contributed to the increase.
The causes of the increase in other expenses are increases in legal expenses and audit fees. The increase in legal fees is attributable to increased collection efforts on certain loans. The increase in audit fees is a result of continued compliance with the Sarbanes-Oxley Act.
Federal Income Taxes. The provision for income taxes increased $3.5 million, as a result of higher pretax income for the first nine months of 2005 compared to the first nine months of 2004. The effective tax rate for the nine months ending September 30, 2005, was 33.8% compared to 34.4% for the nine months ending September 30, 2004.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 2005 and 2004. Average balance calculations were based on daily balances.

	Three Months Ended September 30,
	2005				2004
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
			(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$2,032,602	$32,152	6.33%	$1,794,576	$26,411	5.89%
Net loans held for sale	29,980	420	5.60%	17,852	161	3.61%
Investment securities:
Trading	23,911	217	3.63%	33,152	207	2.50%
Available for sale	175,833	1,692	3.85%	196,372	1,739	3.54%
Margin accounts	15,486	312	8.06%	14,427	218	6.04%
FHLB stock	23,379	287	4.91%	22,364	239	4.27%
Other interest-earning assets	3,640	26	2.86%	4,004	11	1.10%

Total interest-earning assets	2,304,831	35,106	6.09%	2,082,747	28,986	5.57%

Noninterest-earning assets	131,781			133,606

Total assets	$2,436,612			$2,216,353

Interest-bearing liabilities:
NOW and money market accounts	$259,429	$837	1.29%	$295,168	$564	0.76%
Savings accounts	281,969	293	0.42%	315,435	328	0.42%
Certificates of deposit	966,216	8,737	3.62%	791,591	6,406	3.24%
Federal Home Loan Bank advances	486,223	4,723	3.89%	396,782	2,990	3.01%
Repurchase agreements and other	53,891	454	3.37%	55,149	209	1.52%

Total interest-bearing liabilities	2,047,728	15,044	2.94%	1,854,125	10,497	2.26%

Noninterest-bearing liabilities	126,817			112,773

Total liabilities	2,174,545			1,966,898
Equity	262,067			249,455

Total liabilities and equity	$2,436,612			$2,216,353

Net interest income and Interest rate spread		$20,062	3.15%		$18,489	3.30%

Net interest margin			3.48%			3.55%

Average interest-earning assets to average interest- bearing liabilities			112.56%			112.33%

(1)	Nonaccrual loans are included in the average balance.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine months ended September 30, 2005 and September 30, 2004. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,
	2005			2004
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
		(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,946,456	$89,760	6.15%	$1,707,583	$76,025	5.94%
Net loans held for sale	33,643	1,225	4.85%	18,980	605	4.25%
Investment securities:
Trading	35,753	793	2.96%	26,197	484	2.46%
Available for sale	182,206	5,186	3.79%	204,283	5,331	3.48%
Margin accounts	15,414	876	7.58%	14,053	556	5.28%
FHLB stock	23,110	821	4.74%	22,146	677	4.08%
Other interest-earning assets	3,580	61	2.27%	5,331	32	0.80%

Total interest-earning assets	2,240,162	98,722	5.88%	1,998,573	83,710	5.58%

Noninterest-earning assets	136,882			131,684

Total assets	$2,377,044			$2,130,257

Interest-bearing liabilities:
NOW and money market accounts	$275,301	$2,212	1.07%	$300,363	$1,665	0.74%
Savings accounts	295,146	910	0.41%	316,382	1,039	0.44%
Certificates of deposit	906,042	23,692	3.49%	756,825	17,827	3.14%
Federal Home Loan Bank advances	454,234	12,415	3.64%	340,026	8,029	3.15%
Repurchase agreements and other	63,008	1,344	2.84%	47,578	492	1.38%

Total interest-bearing liabilities	1,993,731	40,573	2.71%	1,761,174	29,052	2.20%

Noninterest-bearing liabilities	124,639			112,776

Total liabilities	2,118,370			1,873,950

Equity	258,674			256,307

Total liabilities and equity	$2,377,044			$2,130,257

Net interest income and Interest rate spread		$58,149	3.17%		$54,658	3.39%

Net interest margin			3.46%			3.65%

Average interest-earning assets to average interest-bearing liabilities			112.36%			113.48%

(1) Nonaccrual loans are included in the average balance.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Qualitative Aspects of Market Risk. The principal market risk affecting United Community is interest rate risk. United Community is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. Interest rate risk is defined as the sensitivity of a company’s earnings and net asset values to changes in interest rates. As part of its efforts to monitor and manage the interest rate risk, Home Savings, which accounts for most of the assets and liabilities of United Community, has adopted an interest rate risk policy that requires the Home Savings Board to review quarterly reports related to interest rate risk and to set exposure limits for Home Savings as a guide to senior management in setting and implementing day-to-day operating strategies.
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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended September 30, 2005, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. Home Savings continues to monitor its interest rate exposure to declining rates. See the table below for Board adopted policy limits.

Quarter ended September 30, 2005
	NPV as % of portfolio value of assets			Next 12 months net interest income
Change in rates		Internal policy			Internal policy
(Basis points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	12.48%	5.00%	(1.34)%	$947	(15.00)%	1.30%
+200	13.11	6.00	(0.71)	872	(10.00)	1.20
+100	13.59	6.00	(0.23)	674	(5.00)	0.93
Static	13.82	7.00	—	—	—	—
(100)	13.55	6.00	(0.27)	(1,277)	(5.00)	(1.75)
(200)	12.78	6.00	(1.04)	(4,263)	(15.00)	(5.85)
(300)	n/a	n/a	n/a	n/a	(20.00)	n/a

n/a — Due to a continuing low interest environment, it is not possible to calculate results for this scenario.

Year ended December 31, 2004
	NPV as % of portfolio value of assets			Next 12 months net interest income
Change in rates		Internal policy			Internal policy
(Basis points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	13.75%	5.00%	(0.41)%	$3,028	(15.00)%	4.22%
+200	14.09	6.00	(0.06)	2,318	(10.00)	3.23
+100	14.27	6.00	0.11	1,506	(5.00)	2.10
Static	14.16	7.00	—	—	—	—
(100)	13.22	6.00	(0.93)	(3,856)	(5.00)	(5.37)
(200)	n/a	n/a	n/a	n/a	(15.00)	n/a
(300)	n/a	n/a	n/a	n/a	(20.00)	n/a

n/a — Due to a continuing low interest environment, it is not possible to calculate results for this scenario.
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
Potential Impact of Changes in Interest Rates. Home Savings’ profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and securities and interest expense on deposits and borrowings. Like most financial institutions, Home Savings’ short-term interest income and interest expense are affected significantly by changes in market interest rates and other economic factors beyond its control. Accordingly, Home Savings’ earnings could be adversely affected during a continued period of falling interest rates.
ITEM 4. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934) as of September 30, 2005. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended September 30, 2005, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

PART II. OTHER INFORMATION
UNITED COMMUNITY FINANCIAL CORP.
ITEM 1 — Legal Proceedings
United Community and its subsidiaries are involved in a number of legal proceedings arising out of their businesses and regularly face various claims, including unasserted claims that may ultimately result in litigation. Management believes that the financial position, results of operations and cash flows would not be materially affected by the outcome of any pending or threatened legal proceedings, commitments or claims.
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

UNITED COMMUNITY FINANCIAL CORP.

Date: November 8, 2005	/s/ Douglas M. McKay

Douglas M. McKay, Chief Executive Officer

Date: November 8, 2005	/s/ Patrick A. Kelly

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