Form 10-K
period 2005-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2006-03-15
CIK 707886

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 2005
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from______________to___________________

                        Commission File Number: 0-024399

                        UNITED COMMUNITY FINANCIAL CORP.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

                    Ohio                                 34-1856319
      -------------------------------              ----------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)              Identification Number)

       275 Federal Plaza West, Youngstown, Ohio                 44503
     ------------------------------------------------------------------
       (Address of principal executive offices)             (Zip Code)

                  Registrant's telephone number: (330) 742-0500

           Securities registered pursuant to Section 12(b) of the Act:

             None                                 None
      ------------------      -------------------------------------------
       (Title of Class)       (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act:

                      Common shares, no par value per share
                     ---------------------------------------
                                (Title of Class)

      Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

      Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10K. [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

      Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.). Yes [ ] No [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 30, 2005 was $333.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of March 13, 2006, there were 31,092,963 of the Registrant's Common Shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Part II of Form 10-K - Portions of 2005 Annual Report to Shareholders
        Part III of Form 10-K - Portions of Proxy Statement for the 2006
                         Annual Meeting of Shareholders

                                TABLE OF CONTENTS

 Item
Number                                                                                                 Page
------                                                                                                 ----
                                     PART I

1.   Description of Business
        General......................................................................................    1
        Discussion of Forward-Looking Statements.....................................................    2
        Lending Activities...........................................................................    2
        Investment Activities........................................................................   11
        Sources of Funds.............................................................................   13
        Competition..................................................................................   15
        Employees....................................................................................   16
        Regulation...................................................................................   16
1A.  Risk Factors....................................................................................   17
1B.  Unresolved Staff Comments.......................................................................   19
2.   Properties......................................................................................   19
3.   Legal Proceedings...............................................................................   19
4.   Submission of Matters to a Vote of Security Holders.............................................   19

                                     PART II

5.   Market for Registrant's Common Equity and Related Shareholder Matters...........................   19
6.   Selected Financial Data.........................................................................   19
7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...........   19
7A.  Quantitative and Qualitative Disclosures About Market Risk......................................   19
8.   Financial Statements and Supplemental Data......................................................   19
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............   20
9A.  Controls and Procedures.........................................................................   20
9B.  Other Information...............................................................................   20

                                    PART III

10.  Directors and Executive Officers of the Registrant..............................................   20
11.  Executive Compensation..........................................................................   20
12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters..   20
13.  Certain Relationships and Related Transactions..................................................   21
14.  Principal Accountant Fees and Services..........................................................   21

                                     PART IV

15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.................................   21

Signatures...........................................................................................   23
Exhibit Index........................................................................................   24

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

      As a savings and loan holding company, United Community is subject to regulation, supervision and examination by the Office of Thrift Supervision
(OTS), the Division of Financial Institutions of the Ohio Department of Commerce (Division) and the SEC. United Community's primary activity is holding the common shares of Home Savings and Butler Wick. Consequently, the following discussion focuses primarily on the business of Home Savings and Butler Wick.

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

      Home Savings conducts business from its main office located in Youngstown, Ohio, 37 full-service branches and six loan production offices located throughout northern Ohio and western Pennsylvania. The principal business of Home Savings is the origination of mortgage loans, including construction loans on residential and nonresidential real estate located in Home Savings' primary market area, which consists of Ashland, Columbiana, Cuyahoga, Erie, Geauga, Hancock, Huron, Lake, Mahoning, Montgomery, Richland, Sandusky, Seneca, Summit and Trumbull Counties in Ohio and Beaver County in Pennsylvania. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under "Investment Activities." Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB and maturities of securities.

      Interest on loans and other investments is Home Savings' primary source of income. Home Savings' principal expense is interest paid on deposit accounts and other borrowings and salaries and benefits paid to employees. Operating results are dependent to a significant degree on the net interest income of Home Savings, which is the difference between interest earned on loans and other investments and interest paid on deposits and borrowed funds. Like most financial institutions, Home Savings' interest income and interest expense are affected significantly by general economic conditions and by the policies of various regulatory authorities.

      Butler Wick is the parent company for two wholly-owned subsidiaries:
Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick conducts business from its main office located in Youngstown, Ohio and 20 offices located in northeastern Ohio, western Pennsylvania and Illinois. The principal business of Butler Wick is to sell common and preferred stocks, an array of government, corporate and municipal bonds, unit trusts, mutual funds, IRAs, money market accounts and certificates of deposit. Butler Wick also offers investments in a full line of life insurance and annuity products, personal and corporate financial planning, fiduciary services, estate planning, pension and profit sharing and precious metals.

      Butler Wick's primary source of income is commissions earned on trades initiated by customers and its primary expense is salaries and employee benefits. Commissions earned by Butler Wick, which are a component of non-interest income, may be affected by general economic conditions in its market area as well as policy changes by various regulatory agencies.

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

                               LENDING ACTIVITIES

      GENERAL. Home Savings' principal lending activity is the origination of conventional real estate loans secured by real estate located in Home Savings' primary market area, including single family residences. Home Savings also originates loans secured by multifamily residences and nonresidential real estate, including construction projects. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans, including home equity loans, education loans, loans secured by savings accounts, motor vehicles, boats and recreational vehicles and unsecured loans.

      LOAN PORTFOLIO COMPOSITION. The following table presents certain information regarding the composition of United Community's loan portfolio at the dates indicated:

                                                                             At December 31,
                                        2005                2004                2003                2002                2001
                                ------------------- ------------------- ------------------- ------------------- -------------------
                                            Percent            Percent             Percent             Percent              Percent
                                           of total            of total            of total            of total            of total
                                  Amount    loans     Amount    loans     Amount    loans     Amount    loans     Amount     loans
                                ---------- -------- ---------- -------- ---------- -------- ---------- -------- ---------- --------
                                                                         (Dollars in thousands)
  Real estate loans:
   Permanent loans:
      One- to four-family
        residential             $  749,362   35.44% $  690,413   37.68% $  599,370   37.62% $  884,950   59.13% $1,011,701   69.97%
      Multifamily residential      154,702    7.32     153,011    8.35     148,362    9.31      78,298    5.23      54,321    3.76
      Non-residential              314,124   14.86     289,755   15.81     291,588   18.30     226,399   15.13     132,936    9.19
      Land                          14,979    0.71      14,701    0.80      14,147    0.89       5,812    0.39      10,368    0.72
                                ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------
         Total permanent         1,233,167   58.33   1,147,880   62.64   1,053,467   66.12   1,195,459   79.88   1,209,326   83.64

   Construction loans:
      One- to four-family
        residential                389,558   18.43     301,193   16.44     244,837   15.37      73,047    4.88      71,221    4.93
      Multifamily and
        non-residential             66,788    3.16      47,230    2.58      27,586    1.73      27,625    1.85      23,344    1.61
                                ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------
         Total construction        456,346   21.59     348,423   19.01     272,423   17.10     100,672    6.73      94,565    6.54
                                ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------

  Total real estate loans        1,689,513   79.92   1,496,303   81.65   1,325,890   83.22   1,296,131   86.61   1,303,891   90.18

  Consumer loans:
   Home equity                     196,986    9.32     133,441    7.28     134,053    8.41     109,671    7.33      48,671    3.37
   Auto                             42,975    2.03      58,148    3.17      48,219    3.03      36,052    2.41      21,703    1.50
   Marine                           23,434    1.11      31,622    1.73      22,987    1.44          63    0.00           0    0.00
   RV                               48,108    2.27      27,330    1.49          15    0.00          25    0.00           0    0.00
   Other (1)                        12,012     .57      17,105     .94      13,488     .85      10,085    0.68      40,638    2.81
                                ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------
     Total consumer                323,515   15.30     267,646   14.61     218,762   13.73     155,896   10.42     111,012    7.68

  Commercial loans                 100,977    4.78      68,523    3.74      48,570    3.05      44,470    2.97      30,906    2.14
                                ----------  ------  ----------  ------  ----------  ------  ----------  ------  ----------  ------

  Total loans                    2,114,005  100.00%  1,832,472  100.00%  1,593,222  100.00%  1,496,497  100.00%  1,445,809  100.00%
                                            ======              ======              ======              ======              ======

Less net items                      16,572              16,496              16,728              18,284              19,138
                                ----------          ----------          ----------          ----------          ----------

      Total loans, net          $2,097,433          $1,815,976          $1,576,494          $1,478,213          $1,426,671
                                ==========          ==========          ==========          ==========          ==========

---------------
(1) Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

      LOAN MATURITY. The following table sets forth certain information as of December 31, 2005, regarding the dollar amount of construction loans and commercial loans maturing in Home Savings' portfolio based on their contractual terms to maturity. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings' consent. The table does not include the effects of possible prepayments or scheduled repayments.

                                           Principal repayments contractually due in the years ended
                                                                 December 31,
                                           ---------------------------------------------------------
                                                                           2011 and
                                              2006         2007-2010       thereafter        Total
                                           ---------       ---------       ----------      ---------
                                                             (Dollars in thousands)
Construction loans:
     One- to four-family residential       $ 304,165        $    837        $ 84,556       $ 389,558
     Multifamily and non-residential          12,988          13,823          39,977          66,788
                                           ---------        --------        --------       ---------
                                             317,153          14,660         124,533         456,346
Commercial loans                              53,237          41,836           5,904         100,977
                                           ---------        --------        --------       ---------
     Total                                 $ 370,390        $ 56,496        $130,437       $ 557,323
                                           =========        ========        ========       =========

         The next table sets forth the dollar amount of all loans reported above as due after December 31, 2006, which have fixed or adjustable interest rates:

                       Due after December 31, 2006
                       ---------------------------
                          (Dollars in thousands)
Fixed rate                     $   29,024
Adjustable rate                   157,909
                               ----------
                               $  186,933
                               ==========

      LOANS SECURED BY ONE- TO FOUR-FAMILY REAL ESTATE. Home Savings originates conventional loans secured by first mortgages on one- to four-family residences located within Home Savings' primary market area. At December 31, 2005, Home Savings' one- to four-family residential real estate loans totaled approximately $749.4 million, or 35.4% of total loans. At December 31, 2005, $6.9 million, or 0.9%, of Home Savings' one- to four-family loans, were nonperforming.

      Home Savings currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans (ARMs) for terms of up to 40 years. Although Home Savings' loan portfolio includes a significant amount of 30-year fixed-rate loans, since 200_ most fixed rate loans are originated for sale. The interest rate adjustment periods on ARMs are typically one, three or five years. The maximum interest rate adjustment on most of the ARMs is 2.0% on any adjustment date and a total of 6.0% over the life of the loan. The interest rate adjustments on three-year and five-year ARMs presently offered by Home Savings are indexed to the weekly average rate on the one-year U.S. Treasury securities. Rate adjustments are computed by adding a stated margin to the index.

      FDIC regulations and Ohio law limit the amount that Home Savings may lend in relationship to the appraised value of the real estate and improvements that secure the loan at the time of loan origination. In accordance with such regulations, Home Savings makes loans on one- to four-family residences of up to 97% of the value of the real estate and improvements (LTV). Home Savings typically requires private mortgage insurance on the portion of the principal amount of the loan that exceeds 85% of the appraised value of the property securing the loan.

      Under certain circumstances, Home Savings will offer 85% LTV loans without private mortgage insurance. Such loans involve a higher degree of risk because in the event of a borrower default, the value of the underlying collateral may not satisfy the principal and interest outstanding on the loan. To reduce this risk, Home Savings underwrites all such loans to Freddie Mac and Fannie Mae underwriting guidelines. At December 31, 2005, these loans totaled $113.2 million, $705,000 of which was nonperforming.

      From time-to-time, Home Savings originates interest-only loans, but these loans are sold immediately after origination. Currently, no interest-only loans are contained in Home Savings portfolio.

      Home Savings issues loan origination commitments to qualified borrowers primarily for the purchase of single-family residential real estate. Such commitments have specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked in.

      LOANS SECURED BY MULTIFAMILY RESIDENCES. Home Savings originates loans secured by multifamily properties that contain more than four units. Multifamily loans are offered with adjustable rates of interest, which adjust according to a specified index, and typically have terms ranging from five to ten years and LTVs of up to 80%.

      Multifamily lending generally is considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home Savings attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guaranties on loans made to corporations and partnerships. Home Savings requires borrowers to submit financial statements annually to enable management to monitor the loan and requires an assignment of rents from borrowers.

      At December 31, 2005, loans secured by multifamily properties totaled approximately $154.7 million, or 7.3% of total loans. The largest loan had a principal balance of $12.1 million and was performing according to its terms. There were approximately $725,000 in multifamily loans that were considered nonperforming at December 31, 2005.

      LOANS SECURED BY NONRESIDENTIAL REAL ESTATE. Home Savings originates loans secured by nonresidential real estate including shopping centers, office buildings, hotels and motels. Home Savings' nonresidential real estate loans have adjustable rates, terms of up to 25 years and, generally, LTVs of up to 75%. The majority of such properties are located within Home Savings' primary lending area.

      Nonresidential real estate lending generally is considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property's valuation.

      At December 31, 2005, Home Savings' largest loan secured by nonresidential real estate had a balance of $11.2 million and was performing according to its terms. At December 31, 2005, approximately $314.1 million, or 14.9%, of Home Savings' total loans were secured by mortgages on nonresidential real estate, of which $5.6 million were considered nonperforming at December 31, 2005.

      LOANS SECURED BY VACANT LAND. Home Savings also originates a limited number of loans secured by vacant land for the construction of single-family houses. Home Savings' land loans generally are fixed-rate loans for terms up to five years and require a LTV of 75% or less. At December 31, 2005, approximately $15.0 million, or 0.71%, of Home Savings' total loans were land loans, a majority of which were loans to individuals intending to construct and occupy single-family residences on the properties. Nonperforming land loans totaled $3.7 million at December 31, 2005.

      CONSTRUCTION LOANS. Home Savings originates loans for the construction of one- to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a speculative (unsold) basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. Construction loans for one- to four-family residences have LTVs of up to 95%, and construction loans for multifamily and nonresidential properties have LTVs of up to 80%, with the value of the land included as part of the owner's equity.

      At December 31, 2005, Home Savings had approximately $456.3 million, or 21.6% of its total loans, invested in construction loans, including $389.6 million in one- to four-family residential construction and approximately $66.8 million in multifamily and nonresidential construction loans. Approximately 87.5% of Home Savings' construction loans are made to builders for homes for which the builder does not have a contract with a buyer. Home Savings, however, limits the number of outstanding loans to each builder on unsold homes under construction.

      Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. Loan funds are advanced upon the security of the project under construction. In the event a default on a construction loan occurs and foreclosure follows, Home Savings must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

      Nonperforming construction loans at December 31, 2005, totaled $1.2 million.

      CONSUMER LOANS. Home Savings originates various types of consumer loans, including home equity loans, vehicle loans, education loans, recreational vehicle loans, marine loans, overdraft protection loans, loans to individuals secured by demand accounts, deposits and other consumer assets and unsecured loans. Consumer loans are made at fixed and adjustable rates of interest and for varying terms based on the type of loan. At December 31, 2005, Home Savings had approximately $323.5 million, or 15.3% of its total loans, invested in consumer loans.

      Home Savings generally makes closed-end home equity loans in an amount which, when added to the prior indebtedness secured by the real estate, does not exceed 95% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable and fixed rates of interest. Fixed-rate home equity loans have terms of ten years but can be called after five years. Rate adjustments on adjustable home equity loans are determined by adding a 1.25% margin to the current prime interest rate for loans on residences of up to 80% LTV or by adding a 1.50% margin to the current prime interest rate for loans on residences of up to 90% LTV to the one-year U.S. Treasury index. At December 31, 2005, approximately $197.0 million, or 60.9%, of Home Savings' consumer loan portfolio consisted of home equity loans. Consumer loans secured by a deposit or savings account are made for up to 100% of the principal balance of the account and generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

      For new automobiles, loans are originated for up to 110% of the MSRP value of the car with terms of up to 72 months, and, for used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A) retail value of the car model and a term of up to 66 months. Most automobile loans are originated indirectly by approved auto dealerships. At December 31, 2005, automobile loans totaled $43.0 million, or 13.3%, of Home Savings' consumer loan portfolio.

      Loans for recreational vehicles may be either originated or purchased by Home Savings. Recreational vehicle loans are originated for up to 85% of the selling price on new vehicles and 90% of the N.A.D.A retail value of used units with terms of up to 20 years. Loans are generally fixed for the first seven years and change to an adjustable rate loan for the remaining term. During 2005, Home Savings purchased a pool of recreational vehicle loans totaling $19.9 million. At December 31, 2005, recreational vehicle loans totaled $48.1 million, or 14.9%, of Home Savings' consumer loan portfolio.

      Nonperforming consumer loans at December 31, 2005, amounted to $2.7 million.

      COMMERCIAL LOANS. Home Savings makes commercial loans to businesses in its primary market area, including traditional lines of credit, revolving lines of credit, term loans and acquisition and development loans. The LTV ratios for commercial loans depend upon the nature of the underlying collateral, but generally commercial loans are made with LTVs of 50% to 90% and have adjustable interest rates. Lines of credit and revolving credits generally are priced on a floating rate basis, which is tied to the prime interest rate or U.S. Treasury bill rate. Term loans usually have adjustable rates, but can have fixed rates of interest, and have terms of one to five years.

      At December 31, 2005, Home Savings had approximately $101.0 million, or 4.8% of total loans, invested in commercial loans. The majority of these loans are secured by inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings also originates unsecured commercial loans including lines of credit for periods of less than 12 months, short-term loans and, occasionally, term loans for periods of up to 36 months. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, if any. Home Savings had $33.5 million in unsecured commercial loans as of December 31, 2005.

      Commercial loans generally entail greater risk than real estate lending. The repayment of commercial loans typically is dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

      Nonperforming commercial loans at December 31, 2005, amounted to $3.6 million.

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

      Each of Home Savings' 37 offices and six loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings' Underwriting Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by one of Home Savings' in-house licensed appraisers or an approved independent fee appraiser. For certain large nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by Home Savings' chief appraiser. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Commercial, residential and nonresidential real estate loans up to $1.0 million may be approved by an authorized executive officer. Loan requests of $1.0 million to $15.0 million require the approval of the Loan Committee. All loans of $15.0 million or more require approval by three executive officers and a majority of the Board.

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

      Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

      LOAN ORIGINATIONS, PURCHASES AND SALES. Home Savings' residential loans generally are made on terms and conditions and documented to conform to the secondary market guidelines for sale to the Federal Home Loan Mortgage Company (FHLMC) and other institutional investors in the secondary market. Education loans are sold, once the borrower leaves school, to the Student Loan Marketing Association. Home Savings does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration, but it has purchased such loans as well as participation interests in such loans.

      Home Savings generally retains the servicing rights on the sale of loans originated in the geographic area surrounding its full service branches. Home Savings anticipates continued participation in the secondary mortgage loan market to maintain its desired risk profile.

      At December 31, 2005, Home Savings had $96.6 million of outstanding commitments to make loans and $142.5 million available to borrowers under consumer and commercial lines of credit. At December 31, 2005, Home Savings had $264.1 million in undisbursed funds related to construction loans in process.

      During 2003, Home Savings entered into an agreement to purchase one- to four-family construction loans from another institution. Loans purchased under this agreement earn a floating rate of interest, are guaranteed as to principal and interest by a third party and are for the purpose of constructing either pre-sold or market homes. At December 31, 2005, approximately $101.7 million was outstanding under this program. Home Savings anticipates continuing purchases of loans under this program in 2006.

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

      Based on such limits, Home Savings could lend approximately $32.8 million to one borrower at December 31, 2005. The largest amount Home Savings had outstanding to one borrower at December 31, 2005, was $20.1 million, which consisted of nine loans secured primarily by mortgages on non-residential property. At December 31, 2005, these loans were performing in accordance with their terms.

      DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. Home Savings attempts to maintain a high level of asset quality through sound underwriting policies and aggressive collection practices.

      The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

                                                                             At December 31,
                                          -----------------------------------------------------------------------------
                                                          2005                                     2004
                                          ------------------------------------    -------------------------------------
                                                                    Percent of                               Percent of
                                                                        net                                     net
                                          Number        Amount         loans      Number          Amount       loans
                                          ------       --------     ----------    ------         --------    ----------
                                                                    (Dollars in thousands)
Loans delinquent for:
   30-59 days                              295         $ 19,098        0.90%        258          $  9,634       0.53%
   60-89 days                               81           14,193        0.67          73             4,464       0.24
   90 days or over                         220           24,391        1.15         221            19,225       1.05
                                           ---         --------        ----         ---          --------       ----
     Total delinquent loans                596         $ 57,682        2.72%        552          $ 33,323       1.82%
                                           ===         ========        ----         ===          ========       ====

      Nonperforming assets include loans past due 90 days and on a nonaccrual status, loans past due 90 days and still accruing, loans less than 90 days past due and on a nonaccrual status, restructured loans, real estate acquired by foreclosure or by deed-in-lieu of foreclosure and repossessed assets. Once a loan becomes 90 days delinquent, it generally is placed on non-accrual status.

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

      The following table sets forth information with respect to Home Savings' nonperforming loans and other assets at the dates indicated:

                                                                                   At December 31,
                                                            --------------------------------------------------------
                                                              2005        2004        2003        2002        2001
                                                            --------    --------    --------    --------    --------
                                                                             (Dollars in thousands)
Nonperforming loans:
   Nonaccrual loans
     Real estate loans:
        One- to four-family residential                     $  6,795    $  6,511    $  7,121    $  7,567    $  5,813
        Multifamily and nonresidential                         6,368       2,880       1,315       2,049         775
        Construction (net of loans in process) and land        4,732       1,350       1,724       3,141       3,398
                                                            --------    --------    --------    --------    --------
          Total real estate loans                             17,895      10,741      10,160      12,757       9,986
     Consumer                                                  2,495       5,152         888         715         434
     Commercial                                                3,889       4,960       1,933         952         469
                                                            --------    --------    --------    --------    --------
          Total nonaccrual loans                              24,279      20,853      12,981      14,424      10,889
   Restructured loans                                            825       1,329       1,853       1,271       1,572
   Past due 90 days and still accruing                           563         377       1,300           -           -
                                                            --------    --------    --------    --------    --------
          Total nonperforming loans                           25,667      22,559      16,134      15,695      12,461
Real estate acquired through foreclosure and other
        repossessed assets                                     2,514       1,682       1,299       1,150         477
                                                            --------    --------    --------    --------    --------
          Total nonperforming assets                        $ 28,181    $ 24,241    $ 17,433    $ 16,845    $ 12,938
                                                            ========    ========    ========    ========    ========

Nonperforming loans as a percent of loans, net                  1.22%       1.24%       1.02%       1.06%       0.89%
Nonperforming assets as a percent of total assets               1.11        1.06        0.84        0.85        0.67
Allowance for loan losses as a percent of
     nonperforming loans                                       61.26       70.38       93.66       96.20       92.13
Allowance for loan losses as a percent of loans, net            0.74        0.87        0.96        1.02        0.82

      For 2005, approximately $2.6 million in additional interest income would have been recorded had nonaccrual and restructured loans been accruing pursuant to contractual terms. During 2005, interest collected on such loans and included in net income was approximately $561,000.

      Nonperforming assets increased approximately $3.9 million, or 16.3%, to $28.2 million at December 31, 2005, from $24.2 million at December 31, 2004. At December 31, 2005, total nonperforming loans accounted for 1.22% of net loans receivable, compared to 1.24% at December 31, 2004. Total nonperforming assets were 1.11% of total assets as of December 31, 2005 from 1.06% as of December 31, 2004.

      Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of cost or net realizable value as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 2005, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $2.5 million and consisted of $1.7 million in single-family properties and $807,000 in boats and automobiles.

      In addition to the nonperforming loans identified above, other loans may be identified as having potential credit problems that result in those loans being classified by our internal loan review function. These potential problem loans, which have not exhibited the more severe weaknesses generally present in nonperforming loans, amounted to $15.5 million, net of applicable reserves, at December 31, 2005.

      ALLOWANCE FOR LOAN LOSSES. Management establishes the allowance for loan losses at a level it believes adequate to absorb probable losses incurred in the loan portfolio. Management bases its determination of the adequacy of the allowance upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio and current economic conditions. Furthermore, in determining the level of the allowance for loan loss, management reviews and evaluates on a monthly basis the necessity of a reserve for individual loans classified by management. The specifically allocated reserve for a classified loan is determined based on management's estimate of the borrower's ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Home Savings. Once a review is completed, the need for a specific reserve is determined by the Home Savings Asset Review Committee and allocated to the loan. Other loans not reviewed specifically by management are evaluated as a homogeneous group of loans (single-family residential mortgage loans and all consumer credit except marine loans) using the historical charge-off experience ratio calculated by type of loan. The historical charge-off experience ratio factors into account the homogeneous nature of the loans, the geographical lending areas involved, regulatory examination findings, specific grading systems applied and any other known factors that may impact the ratios used. Specific reserves on individual loans and historical ratios are reviewed periodically and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends or actual principal charge-offs. When evaluating the adequacy of the allowance for loan losses, consideration is given to geographic concentration and the effect changing economic conditions have on Home Savings. These estimates are particularly susceptible to changes that could result in a material adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

      The following table sets forth an analysis of Home Savings' allowance for loan losses for the periods indicated:

                                                                         Year ended December 31,
                                                    ------------------------------------------------------------
                                                      2005         2004         2003         2002         2001
                                                    --------     --------     --------     --------     --------
                                                                       (Dollars in thousands)
Balance at beginning of period                      $ 15,877     $ 15,111     $ 15,099     $ 11,480     $  6,553

Provision for loan losses                              3,028        9,370        3,179        3,578        2,495
Charge-offs:
   Real estate                                          (996)      (1,016)      (2,111)        (347)         (89)
   Consumer                                           (2,848)      (6,177)        (650)        (410)        (283)
   Commercial                                           (241)      (1,867)        (579)      (1,210)         (55)
                                                    --------     --------     --------     --------     --------
     Total charge-offs                                (4,085)      (9,060)      (3,340)      (1,967)        (427)
                                                    --------     --------     --------     --------     --------

Recoveries:
   Real estate                                            53          325           94           71           13
   Consumer                                              848           72           41           65           10
   Commercial                                              2           59           38            3            9
                                                    --------     --------     --------     --------     --------
     Total recoveries                                    903          456          173          139           32
                                                    --------     --------     --------     --------     --------

Net charge-offs                                       (3,182)      (8,604)      (3,167)      (1,828)        (395)

Acquisition of Industrial Savings                          -            -            -            -        2,795

Acquisition of Potters Bank                                -            -            -        1,869            -
                                                    --------     --------     --------     --------     --------

Balance at end of year                              $ 15,723     $ 15,877     $ 15,111     $ 15,099     $ 11,480
                                                    ========     ========     ========     ========     ========

Ratio of net charge-offs
   to average net loans                                (0.16)%      (0.50)%      (0.21)%      (0.12)%      (0.03)%

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

                                                                    At December 31,
                  ------------------------------------------------------------------------------------------------------------------
                           2005                   2004                   2003                   2002                   2001
                  ---------------------- ---------------------- ---------------------- ---------------------- ----------------------
                            Percent of             Percent of             Percent of             Percent of             Percent of
                          loans in each          loans in each          loans in each           loans in each         loans in each
                            category                category               category               category               category
                   Amount to total loans  Amount to total loans  Amount to total loans  Amount to total loans Amount  to total loans
                  ------- -------------- ------- -------------- ------- -------------- ------- -------------- ------- --------------
                                                                 (Dollars in thousands)
Real estate loans $ 9,683     79.92%     $10,559     81.65%     $10,796     83.22%     $11,017      86.61%    $ 8,339     90.18%
Consumer loans      3,378     15.30        3,615     14.61        2,670     13.73        1,947      10.42         975      7.68
Commercial loans    2,662      4.78        1,703      3.74        1,645      3.05        2,135       2.97       2,166      2.14
                  -------    ------      -------    ------      -------    ------      -------     ------     -------    ------
        Total     $15,723    100.00%     $15,877    100.00%     $15,111    100.00%     $15,099     100.00%    $11,480    100.00%
                  =======    ======      =======    ======      =======    ======      =======     ======     =======    ======

                              INVESTMENT ACTIVITIES

      GENERAL. Investment securities are classified upon acquisition as available for sale, held to maturity or trading. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss, net of taxes, reflected as a component of retained earnings. Securities classified as held to maturity are carried at amortized cost. Securities classified as trading are carried at estimated fair value with the unrealized holding gain or loss reflected as a component of income. United Community, Home Savings and Butler Wick recognize premiums and discounts in interest income over the period to maturity or call by the level yield method and realized gains or losses on the sale of debt securities based on the amortized cost of the specific securities sold.

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

      Home Savings maintains a significant portfolio of mortgage-backed securities and collateralized mortgage obligations (CMOs) that are rated the highest credit quality by a nationally recognized rating agency. Both types of securities are issued by FNMA, GNMA and FHLMC. Mortgage-backed securities generally entitle Home Savings to receive a portion of the cash flows from an identified pool of mortgages. CMOs are a type of debt security issued by a special-purpose entity that aggregates pools of mortgages and mortgage-backed securities and creates different classes of securities with varying maturities and amortization schedules, as well as a residual interest, with each class possessing different risk characteristics. The cash flows from the underlying collateral generally are divided into tranches or classes that have descending priorities with respect to the distribution of principal and interest repayment of the underlying mortgages, as opposed to pass through mortgage-backed securities where cash flows are distributed pro rata to all security holders. In contrast to mortgage-backed securities from which cash flow is received (and hence, prepayment risk is shared) pro rata by all securities holders, the cash flow from the mortgages or mortgage-related securities underlying CMOs is paid in accordance with predetermined priority to investors holding various tranches of such securities or obligations. A particular tranche of CMOs may, therefore, carry prepayment risk that differs from that of both the underlying collateral and other tranches. Accordingly, CMOs attempt to moderate risks associated with conventional mortgage-backed securities resulting from unexpected prepayment activity.

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

      BUTLER WICK INVESTMENT ACTIVITIES. Butler Wick holds securities through two subsidiaries, Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick & Co., Inc. invests in municipal securities and government agency securities for sale to clients. Butler Wick & Co., Inc.'s securities are carried at fair value with gains and losses recognized currently. Butler Wick & Co., Inc. does not make markets in equity securities.

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

      The following table presents the amortized cost, fair value and weighted average yield of securities at December 31, 2005 by maturity:

                                                                               At December 31, 2005
                                                  --------------------------------------------------------------------------------
                                                      No stated                              After one year     Five years through
                                                       maturity        One year or less    through five years       ten years
                                                  ------------------  ------------------   ------------------   ------------------
                                                  Amortized  Average  Amortized  Average   Amortized  Average   Amortized  Average
                                                    cost      yield      cost     yield      cost      yield      cost      yield
                                                  ---------  -------  ---------  -------   ---------  -------   ---------  -------
                                                                              (Dollars in thousands)
Securities:
  U.S Government agencies and corporations        $       -      -%   $  24,147    2.71%   $  56,254   3.73%    $   9,891   5.23%
  States and political subdivisions                       -      -            3   12.74            -      -             -      -
  Mortgage-related securities                             -      -           18    7.60        1,482   8.63         1,664   6.17
  Other securities (a)                                2,301   1.24            -       -            -      -             -      -
                                                  ---------           ---------            ---------            ---------
Total securities                                  $   2,301   1.24%   $  24.168    2.71%   $  57,736   3.86%    $  11,555   5.37%
                                                  =========           =========            =========            =========

                                                                                                 At December 31, 2005
                                                                                --------------------------------------------------
                                                                                  After ten years                Total
                                                                                -------------------  -----------------------------
                                                                                Amortized   Average  Amortized   Average   Fair
                                                                                   cost      yield      cost      yield    value
                                                                                ---------   -------  ---------   -------  --------
                                                                                              (Dollars in thousands)
Securities:
  U.S. Government agencies and corporations                                     $       -        -%  $  90,292     3.62%  $ 88,799
  States and political subdivisions                                                     -        -           3    12.87          3
  Mortgage-related securities                                                     109,028     4.52     112,192     4.60    110,106
  Other securities (a)                                                                  -        -       2,301     1.24      2,962
                                                                                ---------            ---------            --------
Total securities                                                                $ 109,028     4.52%  $ 204,788     4.13%  $201,870
                                                                                =========            =========            ========

(a)   Yield on equity securities only; mutual funds excluded

                                SOURCES OF FUNDS

      GENERAL. Deposits traditionally have been the primary source of Home Savings' funds for use in lending and other investment activities. In addition to deposits, Home Savings derives funds from interest payments and principal repayments on loans and income on other earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions. Home Savings also may borrow from the FHLB, as well as other suitable lenders, as a source of funds.

      DEPOSITS. Deposits are attracted principally from within Home Savings' primary market area through the offering of a selection of deposit instruments, including regular passbook savings accounts, demand deposits, individual retirement accounts (IRAs), checking accounts, money market accounts, and certificates of deposit. Interest rates paid, maturity terms, service fees, and withdrawal penalties for the various types of accounts are monitored weekly by management. Home Savings does not use brokers to attract deposits. The amount of deposits from outside Home Savings' primary market area is not significant.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

                                               At December 31, 2005              For the Year Ended December 31, 2005
                                       ------------------------------------      ------------------------------------
                                                      Percent      Weighted                     Percent      Weighted
                                                      of total     average        Average      of average    average
                                         Amount       deposits       rate         balance       deposits       rate
                                       ----------     --------     --------      ----------    ----------    --------
                                                                  (Dollars in thousands)
Noninterest bearing demand             $   96,918        5.76%          -%       $   89,483        5.64%          -%
Checking and money market accounts        258,998       15.40        1.76           269,652       17.00        1.20
Savings accounts                          259,811       15.45        0.41           287,714       18.15        0.42
Certificates of deposit                 1,066,117       63.39        3.88           938,957       59.21        3.57
                                       ----------      ------                    ----------      ------
   Total deposits                      $1,681,844      100.00%       2.79%       $1,585,806      100.00%       2.39
                                       ==========      ======                    ==========      ======

                                        For the Year Ended December 31, 2004     For the Year Ended December 31, 2003
                                        ------------------------------------     ------------------------------------
                                                        Percent     Weighted                    Percent      Weighted
                                          Average     of average    average       Average      of average     average
                                          balance      deposits       rate        balance       deposits       rate
                                        -----------   ----------    --------     ---------     ----------    --------
                                                                    (Dollars in thousands)
Noninterest bearing demand              $    75,157       5.13%          -%         61,273         4.17%          -%
Checking and money market accounts          302,936      20.67        0.79         308,816        21.01        1.01
Savings accounts                            314,588      21.46        0.43         335,843        22.85        0.70
Certificates of deposit                     773,019      52.74        3.18         763,704        51.97        3.33
                                        -----------     ------                   ---------       ------
   Total deposits                       $ 1,465,700     100.00%       1.93%      1,469,636       100.00%       2.10
                                        ===========     ======                   =========       =======

      The following table shows rate and maturity information for Home Savings' certificates of deposit at December 31, 2005:

                                                                  Over         Over
                                                      Up to     1 year to     2 years to
                Rate                                 one year    2 years       3 years      Thereafter     Total
----------------------------------------             --------   ---------     ----------    ----------   ----------
                                                                        (Dollars in thousands)
2.00% or less                                        $ 41,255   $   3,486     $    1,351    $    2,757   $   48,849
2.01% to 4.00%                                        285,693      92,718         58,424        15,475      452,310
4.01% to 6.00%                                        213,013     172,200         37,756       140,289      563,258
Greater than 6.00%                                      1,653          31             16             -        1,700
                                                     --------   ---------     ----------    ----------   ----------
Total certificates of deposit                        $541,614   $ 268,435     $   97,547    $  158,521   $1,066,117
                                                     ========   =========     ==========    ==========   ==========
Percent of total certificates of deposit                50.80%      25.18%          9.15%        14.87%      100.00%

      At December 31, 2005, approximately $541.6 million of Home Savings' certificates of deposit mature within one year. Based on past experience and Home Savings' prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $132.5 million are available from the FHLB.

      The following table presents the amount of Home Savings' certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2005:

          Maturity                             Amount
--------------------------             ----------------------
                                       (Dollars in thousands)
Three months or less                        $   35,900
Over 3 months to 6  months                      34,033
Over 6 months to 12 months                      40,200
Over 12 months                                 102,550
                                            ----------

    Total                                   $  212,683
                                            ==========

Based on past experience, management believes that a substantial percentage of the above certificates will be renewed with Home Savings at maturity.

      The following table sets forth Home Savings' deposit account balance activity for the periods indicated:

                                                 Year ended December 31,
                                          ---------------------------------
                                              2005                  2004
                                          -----------           -----------
                                                (Dollars in thousands)
Beginning balance                         $ 1,522,952           $ 1,423,698
Net increase (decrease) in deposits           122,020                71,060
                                          -----------           -----------
Net deposits before interest credited       1,644,972             1,494,758
Interest credited                              36,872                28,194
                                          -----------           -----------
Ending balance                            $ 1,681,844           $ 1,522,952
                                          ===========           ===========

  Net increase (decrease)                 $   158,892           $    99,254
                                          ===========           ===========

  Percent increase (decrease)                   10.43%                 6.97%

      BORROWINGS. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender
(QTL) test. If an association meets the QTL test, the association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2005, Home Savings was in compliance with the QTL test. Home Savings may borrow up to $608.6 million from the FHLB, and had $475.5 million in outstanding advances at December 31, 2005. Of the $475.5 million, a total of $35.0 million is callable, $25.0 million matured in February 2006 and $10.0 is callable quarterly and matures in February 2009.

      Butler Wick borrows on a secured basis to fund client receivables. Short-term bank loans bear interest at the federal funds rate plus 1% and are payable on demand. The loans are collateralized fully by marketable securities from both customers' margin accounts and securities owned by Butler Wick. Short-term borrowings also take the form of securities loaned to other broker/dealers. Short-term borrowings are available to Butler Wick to the extent of the loan value of the marketable securities.

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

                                    EMPLOYEES

      At December 31, 2005, Home Savings and Butler Wick had 631 and 193 full-time equivalent employees, respectively. Home Savings and Butler Wick believe that relations with their employees are good. Home Savings offers health, life and disability benefits to all employees, a 401(k) plan and an employee stock ownership plan for its eligible employees. Butler Wick offers health, life and disability benefits to all employees, a 401(k) plan, a profit sharing plan and a retention plan for its eligible employees.

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

      Federal Reserve Board regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily checking accounts) up to $48.3 million (subject to an exemption of up to $7.8 million), and of 10% of net transaction accounts in excess of $48.3 million. At December 31, 2005, Home Savings was in compliance with its reserve requirements.

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

      Federal law generally prohibits a savings and loan holding company, such as United Community, from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock also may acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

ITEM 1A. RISK FACTORS

      Like all financial companies, United Community's business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.

Changes in interest rates could adversely affect our financial condition and results of operations.

      Our results of operations depend substantially on our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits and other borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, money supply and the policies of various governmental and regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.

      Increases in interest rates can affect the value of loans and other assets, including our ability to realize gains on the sale of assets. We originate loans for sale and for our portfolio. Increasing interest rates may reduce the origination of loans for sale and consequently the fee income we earn on such sales. Further, increasing interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and leases, resulting in an increase in nonperforming assets and a reduction of income recognized.

      In contrast, decreasing interest rates have the effect of causing clients to refinance mortgage loans faster than anticipated. This causes the value of assets related to the servicing rights on loans sold to be lower than originally anticipated. If this happens, we may need to write down our servicing assets faster, which would accelerate our expense and lower our earnings.

Credit risks could adversely affect our results of operations.

      There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. However, conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may increase our credit risk. Such changes in the economy may have a negative impact on the ability of borrowers to repay their loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of our collateral. In addition, a substantial portion of our loans are to individuals and businesses in Ohio. Consequently, any decline in the state's economy could have a materially adverse effect on our financial condition and results of operations.

We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.

      In our market area, we encounter significant competition from savings and loan associations, banks, credit unions, mortgage banking firms, securities brokerage firms, asset management firms and insurance companies. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide.

Legislative or regulatory changes or actions could adversely impact the financial services industry.

      The financial services industry is extensively regulated. Federal and state banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and are not necessarily intended to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. The significant federal and state banking regulations that affect us are described in this 10-K under the heading "Regulation."

Our ability to pay cash dividends is limited.

      We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common shares. The payment of dividends by Home Savings is subject to certain regulatory restrictions. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and Home Savings' earnings, capital requirements, financial condition and other factors. Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our shareholders, there can be no assurance that dividend payments will continue or increase in the future.

The preparation of financial statements requires management to make estimates about matters that are inherently uncertain.

      Management's accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management's judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. Two of the most critical estimates are the level of the allowance of loan losses and the valuation of mortgage servicing rights. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses, sustain loan losses that are significantly higher than the provided allowance, or recognize a significant provision for the impairment of mortgage servicing rights.

We face risks with respect to future expansion.

      We may acquire other financial institutions in the future and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. Also, we may issue equity securities in connection with future acquisitions, which would dilute current shareholders' ownership interests.

      If we acquire other businesses, we may not be able to achieve fully the cost savings and synergies that we expect to result from any acquisition. In addition, because the markets in which we operate are highly competitive, we may lose customers or the customers of acquired entities as a result of an acquisition. We also may lose key personnel, either from the acquired entity or from United Community, as a result of an acquisition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      None.

ITEM 2. PROPERTIES

      Home Savings owns it corporate headquarters building located in Youngstown, Ohio. Of Home Savings' 37 branch offices thirty are owned and the remaining offices are leased. Loan origination offices are leased under long-term lease agreements. Butler Wick leases its corporate headquarters located in Youngstown, Ohio under a long-term lease agreement. Its branch office locations and operations centers are also leased under long-term lease agreements. The information contained in Note 7 "Premises and Equipment" is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

      United Community and its subsidiaries are not parties to any other material litigation other than those arising in the normal course of business. While it is impossible to determine the ultimate resolution of these contingent matters, management believes any resulting liability would not have a material effect upon United Community's financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      The information contained in the 2005 Annual Report to Shareholders of United Community (Annual Report) under the caption "Market Price and Dividends" is incorporated herein by reference and attached hereto as part of Exhibit 13.

ITEM 6. SELECTED FINANCIAL DATA

      The information contained in the Annual Report under the caption "Selected Financial and Other Data" is incorporated herein by reference and attached hereto as part of Exhibit 13.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Consolidated Financial Statements appearing in the Annual Report and the report of Crowe Chizek and Company LLC dated February 1, 2006, are incorporated herein by reference and attached hereto as part of Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

      United Community's management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2005, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2005 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Additionally, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting. See "Management's Report on Internal Control Over Financial Reporting" contained in the 2005 Annual Report attached hereto as part of Exhibit 13.

ITEM 9B. OTHER INFORMATION

      None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information contained in the Proxy Statement for the 2006 Annual Meeting of Shareholders of United Community (Proxy Statement), to be filed with the Securities and Exchange Commission (Commission) on or about March 29, 2006, under the captions "Election of Directors," "Incumbent Directors," "Board Meeting and Compensation," "Executive Officers," "Section 16(a) Beneficial Ownership Reporting Compliance" and "Audit Committee Report" is incorporated herein by reference.

      United Community has adopted a code of ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of the code may be obtained upon written request to Patrick A. Kelly, Chief Financial Officer, United Community Financial Corp., 275 Federal Plaza West, Youngstown, Ohio 44503.

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

      The following table shows, as of December 31, 2005, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Incentive Plan and the RRP, excluding shares issuable upon exercise of outstanding stock options.

                      EQUITY COMPENSATION PLAN INFORMATION

                                            (a)                        (b)                           (c)
                                                                                           NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                                   NUMBER OF SECURITIES                                    FUTURE ISSUANCE UNDER
                                    TO BE ISSUED UPON            WEIGHTED-AVERAGE        EQUITY COMPENSATION PLANS
                                       EXERCISE OF              EXERCISE PRICE OF          (EXCLUDING SECURITIES
         PLAN CATEGORY             OUTSTANDING OPTIONS         OUTSTANDING OPTIONS       REFLECTED IN COLUMN (a))
------------------------------     --------------------        -------------------       -------------------------
Equity compensation plans
  approved by security holders           2,217,216                     $9.59                        None

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

      3.1   Articles of Incorporation

      3.2   Amended Code of Regulations

      10    Material Contracts

      11    Statement Regarding Computation of Per Share Earnings

      13    Portions of the 2005 Annual Report to Shareholders

      20    Proxy Statement for 2006 Annual Meeting of Shareholders

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

                                              UNITED COMMUNITY FINANCIAL CORP.

                                                /s/ Douglas M. McKay
                                               --------------------------------
                                                Douglas M. McKay, President
                                                (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

 /s/ Douglas M. McKay                           /s/ Richard M. Barrett
----------------------------------------       --------------------------------
 Douglas M. McKay, President and Director       Richard M. Barrett, Director
 Date: March 15, 2006                           Date: March 15, 2006

 /s/ Richard J. Schiraldi                       /s/ David C. Sweet
----------------------------------------       --------------------------------
 Richard J. Schiraldi, Director                 David C. Sweet, Director
 Date: March 15, 2006                           Date: March 15, 2006

 /s/ Herbert F. Schuler, Sr.                    /s/ Patrick A. Kelly
----------------------------------------       --------------------------------
 Herbert F. Schuler, Sr., Director              Patrick A. Kelly, Treasurer
 Date: March 15, 2006                           (Principal Financial Officer)
                                                Date: March 15, 2006

 /s/ Thomas J. Cavalier                         /s/ David G. Lodge
----------------------------------------       --------------------------------
 Thomas J. Cavalier, Director                   David G. Lodge, Director
 Date: March 15, 2006                           Date: March 15, 2006

 /s/ Eugenia C. Atkinson                        /s/ Clarence R. Smith, Jr
----------------------------------------       --------------------------------
 Eugenia C. Atkinson, Director                  Clarence R. Smith, Director
 Date: March 15, 2006                           Date: March 15, 2006

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

10.1     The Home Savings and Loan Company of Youngstown, Ohio           Incorporated by reference to the 2001 10-K filed by
         Employee Stock Ownership Plan                                   United Community on March 29, 2002 via Edgar, film
                                                                         number 02593161, Exhibit 10.1

10.2     Employment Agreement between The Home Savings and Loan          Incorporated by reference to the 2004 10-K/A filed by
         Company of Youngstown, Ohio and Douglas M. McKay, dated         United Community on May 2, 2005 via Edgar, film number
         December 31, 2004.                                              04666159 (2004 10K/A), Exhibit 10.2

10.3     Employment Agreement between The Home Savings and Loan          Incorporated by reference to the 2004 10-K/A, Exhibit
         Company of Youngstown, Ohio and Patrick W. Bevack, dated        10.3
         December 31, 2004.

10.4     Employment Agreement between The Home Savings and Loan          Incorporated by reference to the 2004 10-K/A, Exhibit
         Company of Youngstown, Ohio and Patrick A. Kelly, dated         10.4
         December 31, 2004.

10.5     Employment Agreement between Butler Wick Corp. and Thomas       Incorporated by reference to the 1999 10-K filed by
         J. Cavalier, dated August 12, 1999.                             United Community on March 29, 2000 via Edgar, film
                                                                         number 582478, Exhibit 10.5

10.6     Employment Agreement between The Home Savings and Loan          Incorporated by reference to the 2004 10-K/A, Exhibit
         Company of Youngstown, Ohio and David G. Lodge, dated           10.6
         December 31, 2004.

10.7     United Community 1999 Long -Term Incentive Plan                 Incorporated by reference to the Proxy Statement filed
                                                                         by United Community via Edgar on June 7, 1999, file
                                                                         number 9964170 (1999 Proxy), Exhibit

10.8     United Community Recognition and Retention Plan and Trust       Incorporated by reference to the 1999 Proxy, Exhibit B
         Agreement

11       Statement Regarding Computation of Per Share Earnings           Incorporated by reference to Note 21 to the Financial
                                                                         Statements included in the Annual Report in Exhibit 13.

13       Portions of the 2005 Annual Report to Shareholders

20       Proxy Statement for 2006 Annual Meeting of Shareholders         Incorporated by reference to the Proxy Statement, to be
                                                                         filed with the Securities and Exchange Commission on or
                                                                         about March 29, 2006.

21       Subsidiaries of Registrant

23       Crowe Chizek and Company LLC Consent

31.1     Section 302 Certification by Chief Executive Officer

31.2     Section 302 Certification by Chief Financial Officer

32       Certification of Financial Statements by Chief Executive
         Officer and Chief Financial Officer