Form 10-Q
period 2006-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2006-05-09
CIK 707886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
UNITED COMMUNITY FINANCIAL CORP.
(Exact name of the registrant as specified in its charter)

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
Yes ☑                               No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                         Accelerated filer ☑                                         Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 31,099,038 common shares as of April 30, 2006.

TABLE OF CONTENTS

		PAGE
Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of March 31, 2006 (Unaudited) and December 31, 2005	1

	Consolidated Statements of Income for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	2

	Consolidated Statement of Shareholders’ Equity for the Three Months ended March 31, 2006 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and 2005 (Unaudited)	4

	Notes to Consolidated Financial Statements	5-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	19

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors (None)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds (None)

Item 3.	Defaults Upon Senior Securities (None)

Item 4.	Submission of Matters to a Vote of Security Holders (None)

Item 5.	Other Information (None)

Item 6.	Exhibits	20

Signatures		21

Exhibits		22-25

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$29,105	$36,043
Federal funds sold and other	1,510	1,502

Total cash and cash equivalents	30,615	37,545

Securities:
Trading, at fair value	9,211	10,812
Available for sale, at fair value	217,440	201,870
Loans, net of allowance for loan losses of $15,981 and $15,723, respectively	2,151,130	2,097,433
Loans held for sale	35,443	29,109
Margin accounts	15,431	15,705
Federal Home Loan Bank stock, at cost	24,347	24,006
Premises and equipment, net	23,844	23,771
Accrued interest receivable	12,705	12,053
Real estate owned and other repossessed assets	2,165	2,514
Goodwill	33,593	33,593
Core deposit intangible	1,985	2,118
Cash surrender value of life insurance	22,474	22,260
Other assets	15,345	16,061

Total assets	$2,595,728	$2,528,850

Liabilities and Shareholders’ Equity Liabilities:
Deposits:
Interest bearing	$1,646,248	$1,584,926
Non-interest bearing	99,431	96,918

Total deposits	1,745,679	1,681,844
Federal Home Loan Bank advances	447,253	475,549
Repurchase agreements and other	105,695	75,214
Advance payments by borrowers for taxes and insurance	9,619	14,322
Accrued interest payable	3,287	2,622
Accrued expenses and other liabilities	15,280	14,564

Total liabilities	2,326,813	2,264,115

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued	144,351	143,896
Retained earnings	210,552	207,120
Accumulated other comprehensive income	(2,333)	(1,845)
Unearned stock compensation	(12,653)	(13,108)
Treasury stock, at cost, 6,711,494 and 6,742,345 shares, respectively	(71,002)	(71,328)

Total shareholders’ equity	268,915	264,735

Total liabilities and shareholders’ equity	$2,595,728	$2,528,850

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands, except per share data)
Interest income
Loans	$35,110	$27,718
Loans held for sale	508	508
Securities:
Trading	82	246
Available for sale	2,214	1,753
Margin accounts	340	271
Federal Home Loan Bank stock dividends	341	253
Other interest earning assets	32	14

Total interest income	38,627	30,763
Interest expense
Deposits	12,420	8,029
Federal Home Loan Bank advances	4,630	3,618
Repurchase agreements and other	886	364

Total interest expense	17,936	12,011

Net interest income	20,691	18,752
Provision for loan losses	738	633

Net interest income after provision for loan losses	19,953	18,119

Non-interest income
Brokerage commissions	5,000	4,624
Service fees and other charges	3,197	3,118
Underwriting and investment banking	30	121
Net gains (losses):
Available for sale securities	(1)	239
Trading securities	44	(218)
Loans sold	563	248
Other	4	5
Other income	972	731

Total non-interest income	9,809	8,868

Non-interest expense
Salaries and employee benefits	13,524	12,612
Occupancy	1,108	1,048
Equipment and data processing	2,259	2,329
Franchise tax	541	526
Advertising	344	304
Amortization of core deposit intangible	133	186
Other expenses	2,447	2,652

Total non-interest expenses	20,356	19,657

Income before income taxes	9,406	7,330
Income taxes	3,273	2,449

Net income	$6,133	$4,881

Comprehensive income	$5,645	$2,855

Earnings per share
Basic	$0.21	$0.17
Diluted	$0.21	$0.17
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Shares	Common	Retained	Comprehensive	Unearned Stock	Treasury
	Outstanding	Stock	Earnings	Income/(Loss)	Compensation	Stock	Total
	(Dollars in thousands, except share data)
Balance December 31, 2005	31,062	$143,896	$207,120	$(1,845)	$(13,108)	$(71,328)	$264,735

Comprehensive income:
Net income			6,133				6,133
Change in net unrealized gain/(loss) on securities, net of taxes of $262				(488)			(488)

Comprehensive income			6,133	(488)			5,645
Shares allocated to ESOP participants		455			455		910
Purchase of treasury stock							—
Exercise of stock options	31		(94)			326	232
Dividends paid, $0.09 per share			(2,607)				(2,607)

Balance March 31, 2006	31,093	$144,351	$210,552	$(2,333)	$(12,653)	$(71,002)	$268,915

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$6,133	$4,881
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	738	633
Net gains	(573)	(492)
Amortization of premiums and accretion of discounts	659	992
Depreciation and amortization	666	594
ESOP compensation	910	793
FHLB stock dividends	(341)	(253)
Decrease (increase) in trading securities	1,601	(5,103)
Decrease (increase) in margin accounts	274	(87)
Increase in interest receivable	(652)	(796)
Decrease in prepaid and other assets	93	935
Increase in interest payable	665	186
Net principal disbursed on loans held for sale	(46,747)	(37,220)
Proceeds from sale of loans held for sale	40,954	39,061
Increase in other liabilities	979	3,102

Net cash from operating activities	5,359	7,226

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Available for sale securities	8,473	18,100
Proceeds from sale of:
Available for sale securities	—	17,328
Real estate owned and other repossessed assets	581	633
Non-performing loans	—	5,953
Premises and equipment	531	—
Purchases of:
Securities available for sale	(24,834)	(24,386)
Net principal repaid (disbursed) on loans	4,691	(18,039)
Loans purchased	(59,445)	(56,568)
Purchases of premises and equipment	(1,235)	(1,780)

Net cash from investing activities	(71,238)	(58,759)

Cash Flows from Financing Activities
Net increase (decrease) in NOW, savings and money market accounts	27,743	(30,425)
Net increase in certificates of deposit	36,099	54,472
Net decrease in advance payments by borrowers for taxes and insurance	(4,703)	(3,475)
Proceeds from FHLB advances	152,281	141,986
Repayment of FHLB advances	(180,577)	(119,953)
Net change in other borrowed funds	30,481	12,045
Dividends paid	(2,607)	(2,377)
Proceeds from the exercise of stock options	232	278
Purchase of treasury stock	—	(989)

Net cash from financing activities	58,949	51,562

Decrease in cash and cash equivalents	(6,930)	29
Cash and cash equivalents, beginning of period	37,545	40,281

Cash and cash equivalents, end of period	$30,615	$40,310

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings, net of amounts capitalized	$17,271	$11,824
Interest capitalized on borrowings	16	10
Income taxes	—	10
Supplemental schedule of noncash activities:
Loans transferred to the loan portfolio from held for sale	—	37,075
Transfers from loans to real estate owned and other repossessed assets	248	1,927
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. BASIS OF PRESENTATION
United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. During 2003, Home Savings changed its charter to a state savings bank. Home Savings has 37 full service offices and six loan production offices throughout Ohio and Western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for two wholly owned subsidiaries: Butler, Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick has 21 office locations providing a full range of investment alternatives for individuals, companies and not-for-profit organizations throughout Ohio and Western Pennsylvania.
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
The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, contained in United Community’s Form 10-K for the year ended December 31, 2005.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
     2. STOCK COMPENSATION
Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as set forth in the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” No compensation for stock options was reflected in net income for 2005, as all options granted had an exercise price equal to the market price of the underlying common stock at date of grant.
On January 1, 2006, the Company adopted SFAS No. 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards based on the fair value on the grant-date and recognition of compensation cost over the requisite service period of stock-based awards, which is usually the same as the period over which the award vests. As a result, the fair value of future stock options will be determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology used for all options granted in the Company’s initial public offering in 1998 for purposes of its footnote disclosures required under SFAS No. 123. The Company has adopted SFAS 123(R) using the modified prospective method for awards issued subsequent to the Company’s initial public offering, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition for new stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be presented in the statement of cash flows as financing cash inflows. The Company has adopted SFAS No. 123(R) using the prospective method for awards issued prior to the Company’s initial public offering. Awards issued prior to the initial public offering were valued for disclosure purposes using the minimum value method. No compensation cost will be recognized since the maximum number of common shares that could be granted under the original plan were granted and vested immediately upon grant.
On March 29, 2005, the Securities and Exchange Commission (SEC) published Staff Accounting Bulletin No. 107 (SAB 107), which expressed the views of the Staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provided the Staff’s views regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation.

The adoption of SFAS 123(R) had no effect on reported amounts for the three months ended March 31, 2006 and 2005 compared with amounts that would have been reported using the intrinsic value method under previous accounting for those periods.
Options to acquire the Company’s shares are granted to officers of the Company under the Long Term Incentive Plan (“LTIP”), which provides for issuance of up to 3,471,562 options, all of which were granted prior to December 31, 2004. All of the options awarded became exercisable on the date of grant. Treasury shares are used to fulfill the options exercised. A summary of option activity for the period is as follows:

	Three Months Ended March 31, 2006
	Total Options Outstanding
	(Dollars in thousands)
		Weighted	Weighted
		Average	Average Fair
	Shares	Exercise Price	Value
Options outstanding, beginning of period	2,217,216	$9.59	$4.52
Forfeited	—	—	—
Exercised	(30,851)	7.54	4.97
Granted	—	—	—

Options outstanding and exercisable, end of period	2,186,365	$9.62	$4.68

The aggregate intrinsic value of all options outstanding at March 31, 2006 was $5.6 million, or $2.50 per share. The aggregate intrinsic value of all options that were exercisable at March 31, 2006 was $5.6 million, or $2.50 per share. The intrinsic value of options exercised during the quarter ended March 31, 2006 was $141,000, or $4.58 per share.
     3. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	March 31, 2006			December 31, 2005
	(Dollars in thousands)
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
U.S. Treasury and agency securities	$89,686	$—	$(1,571)	$88,799	$—	$(1,493)
Tax exempt municipal obligation	3	—	—	3	—	—
Equity securities	3,029	728	(1)	2,962	661	—
Mortgage-related securities	124,722	48	(2,874)	110,106	73	(2,159)

Total	$217,440	$776	$(4,446)	$201,870	$734	$(3,652)

United Community’s trading securities are carried at fair value and consist of the following:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Obligations of U.S. Government	$1,593	$2,531
State and municipal obligations	6,340	7,061
Corporate bonds, debentures and notes	162	224
Mutual funds, stocks and warrants	1,116	996

Total trading securities	$9,211	$10,812

     4. LOANS
Portfolio loans consist of the following:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$777,588	$749,362
Multifamily residential	157,332	154,702
Nonresidential	322,574	314,124
Land	15,379	14,979
Construction:
One- to four-family residential	410,378	389,558
Multifamily and non-residential	57,663	66,788

Total real estate	1,740,914	1,689,513
Consumer	327,407	323,515
Commercial	99,614	100,977

Total loans	2,167,935	2,114,005
Less:
Allowance for loan losses	15,981	15,723
Deferred loan fees, net	824	849

Total	16,805	16,572

Loans, net	$2,151,130	$2,097,433

Changes in the allowance for loan loss are as follows:

	As of or For the	As of or For the
	Three Months	Year Ended
	ending March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$15,723	$15,877
Provision for loan losses	738	3,028
Amounts charged off	(569)	(4,085)
Recoveries	89	903

Balance, end of period	$15,981	$15,723

Nonaccrual loans were $29.7 million and $24.3 million at March 31, 2006 and December 31, 2005, respectively. Restructured loans were $1.3 million at March 31, 2006 and $825,000 at December 31, 2005. Loans greater than ninety days past due and still accruing interest were $1.0 million and $563,000 at March 31, 2006 and December 31, 2005, respectively.

Impaired loans consist of the following:

	As of or For
	the Three	As of or For
	Months Ended	the Year Ended
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$14,693	$13,119
Impaired loans on which a specific valuation allowance was provided	5,041	4,573

Total impaired loans at period-end	$19,734	$17,692

Specific valuation allowances on impaired loans at period-end	$725	$667
Average impaired loans during the period	19,910	15,209
Interest income recognized on impaired loans during the period	111	386
Interest income received on impaired loans during the period	111	403
Interest income foregone based on original contract terms of impaired loans	507	1,503
     5. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $828.8 million at March 31, 2006 and $816.0 million at December 31, 2005.
     Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	As of or For the
	Three Months	As of or for the
	Ended	Year Ended
	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$6,923	$5,533
Originations	399	2,961
Amortized to expense	(408)	(1,571)

Balance, end of period	$6,914	$6,923

There was no change in the valuation allowance for mortgage servicing rights for the three months ended March 31, 2006. Fair value of mortgage servicing rights as of March 31, 2006 and December 31, 2005 was $6.9 million.
Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2006 and December 31, 2005 were as follows:

	March 31,		December 31,
	2006		2005
Weighted average prepayment rate	203	PSA	278	PSA
Weighted average life (in years)	4.96		5.11
Weighted average discount rate	8%		8%

     6. OTHER POSTRETIREMENT BENEFIT PLANS
Home Savings sponsors a defined benefit health care plan. The plan was curtailed in 2000 to provide postretirement medical benefits for employees who had worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. The plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding.
Components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Service cost	$—	$1
Interest cost	55	50
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	—	—

Net periodic benefit cost	$55	$51

Assumptions used to determine the period benefit cost and liability are as follows:
Weighted average discount rate	5.50%	5.75%

     7. SEGMENT INFORMATION
United Community has two principal segments, banking and investment services. Banking provides consumer and commercial banking services. Investment services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three months ended March 31, 2006 and 2005 are as follows:

	For the Three Months Ended March 31, 2006
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$38,173	$453	$38,626
Interest expense	17,812	124	17,936
Provision for loan loss	738	—	738

Net interest income after provision for loan loss	19,623	329	19,952
Non-interest income	2,937	6,873	9,810
Non-interest expense	13,617	6,739	20,356

Income before tax	8,943	463	9,406
Income tax expense	3,111	162	3,273

Net income	$5,832	$301	$6,133

	For the Three Months Ended March 31, 2005
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$30,221	$542	$30,763
Interest expense	11,767	244	12,011
Provision for loan loss	633	—	633

Net interest income after provision for loan loss	17,821	298	18,119
Non-interest income	2,557	6,311	8,868
Non-interest expense	13,305	6,352	19,657

Income before tax	7,073	257	7,330
Income tax expense	2,357	92	2,449

Net income	$4,716	$165	$4,881

     8. EARNINGS PER SHARE
Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. There were stock options for 754,403 shares that were antidilutive for the periods ending March 31, 2006 and March 31, 2005.

	Three Months Ended
	March 31,
	2006	2005
	(In thousands,
	except per share data)
Net income applicable to common stock	$6,133	$4,881

Weighted average common shares outstanding	28,989	28,815
Dilutive effect of stock options	407	325

Weighted average common shares outstanding for dilutive computation	29,396	29,140

Earnings per share:
Basic	$0.21	$0.17
Diluted	$0.21	$0.17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three
	Months Ended
	March 31,
Selected financial ratios and other data: (1)	2006	2005
Performance ratios:
Return on average assets (2)	0.97%	0.85%
Return on average equity (3)	9.06%	7.62%
Interest rate spread (4)	3.05%	3.19%
Net interest margin (5)	3.44%	3.46%
Non-interest expense to average assets	3.20%	3.41%
Efficiency ratio (6)	66.41%	70.56%
Average interest-earning assets to average interest-bearing liabilities	112.88%	112.26%
Capital ratios:
Average equity to average assets	10.65%	11.11%
Equity to assets, end of period	10.36%	10.78%
Tier 1 leverage ratio	8.50%	8.43%
Tier 1 risk-based capital ratio	10.20%	10.02%
Total risk-based capital ratio	10.97%	10.87%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	1.49%	1.52%
Non-performing assets to average assets (8)	1.34%	1.39%
Non-performing assets to total assets at end of period	1.32%	1.37%
Allowance for loan losses as a percent of loans	0.74%	0.82%
Allowance for loan losses as a percent of non-performing loans (7)	49.94%	54.10%
Office data:
Number of full service banking offices	37	36
Number of loan production offices	6	5
Number of brokerage offices	20	11
Number of trust offices	2	2
Per share data:
Basic earnings per share (9)	$0.21	$0.17
Diluted earnings per share (9)	$0.21	$0.17
Book value (10)	$8.65	$8.12
Tangible book value (11)	$7.50	$6.95

Market value as a percent of book value (12)	140%	137%

(1)	Ratios for the three month period are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Nonperforming loans consist of loans ninety days past due, loans less than ninety days past due and not accruing interest and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate owned and other repossessed assets.

(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Market value divided by book value.

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
Comparison of Financial Condition at March 31, 2006 and December 31, 2005
Total assets increased by $66.9 million, or 2.6%, to $2.6 billion at March 31, 2006, compared to December 31, 2005. The net change in assets was a result of increases of $53.7 million in net loans, $15.6 million in available for sale securities and $6.3 million in loans held for sale. These increases were offset partially by decreases in cash and cash equivalents of $6.9 million and trading securities of $1.6 million.
Cash and cash equivalents decreased $6.9 million, or 18.5%, during the first three months of 2006. The reduction is attributable to decreases at Home Savings in funds due from the Federal Reserve of $2.6 million, currency to be delivered to branches of $1.9 million and cash on hand at branches of $1.1 million. Butler Wick also had a decrease in cash and cash equivalents as a result of borrowing repayments during the period.
The trading securities portfolio decreased $1.6 million, or 14.8%, to $9.2 million at March 31, 2006, from $10.8 million at December 31, 2005. This change was a result of decreases in Butler Wick’s portfolio of $1.0 million in government securities and $600,000 in municipal securities. The decrease was offset by an increase in Butler Wick’s retention plan assets due to an increase in market value during the quarter.
Net available for sale securities increased $15.6 million, or 7.7%, from December 31, 2005 to March 31, 2006, which resulted primarily from purchase activity in the portfolio. Home Savings had purchases of $23.8 million to replace maturities and runoff within the Bank’s portfolio while Butler Wick had purchases of $1.0 million. These purchases were offset by paydowns and maturities of $7.5 million at Home Savings and $1.0 million at Butler Wick. The remaining difference is a result of changes in the valuation of the portfolio, net of any amortization or accretion.
Net loans increased $53.7 million, or 2.6%, to $2.2 billion at March 31, 2006 compared to $2.1 billion at December 31, 2005. Real estate loans increased $39.7 million, construction loans increased $11.7 million and consumer loans increased $3.9 million. These increases were offset by a decrease in commercial loans of $1.4 million.
Loans held for sale increased $6.3 million, or 21.8%, to $35.4 million at March 31, 2006, compared to $29.1 million at December 31, 2005. This change is due to the net impact of loan originations, purchases and sales. Home Savings sells loans as part of its risk management strategy and anticipates doing so in the future. Home Savings also purchases loans, both for its portfolio and to be sold in the secondary market. As interest rates continue to rise, management anticipates fewer originations, resulting in fewer loan sales and reduced gains from those sales.
The allowance for loan losses increased to $16.0 million at March 31, 2006, from $15.7 million at December 31, 2005. The allowance for loan losses is monitored closely and may increase or decrease depending on a variety of factors such as levels and trends of delinquencies, chargeoffs and recoveries, non-performing loans, and potential risk in the portfolios. Management has developed and maintains an appropriate, systematic and consistently applied process to determine the amount of allowance and provision for loan losses. The allowance for loan losses as a percentage of net loans (coverage ratio) remained at 0.74% at March 31, 2006, and December 31, 2005. See Note 4 to the financial statements for a summary of the allowance for loan losses.
The total outstanding balance of all impaired loans was $19.7 million at March 31, 2006 as compared to $17.7 million at December 31, 2005. Impaired loans increased primarily as a result of loans aggregating $1.7 million to one commercial loan customer and a marine loan in the amount of $473,000 becoming impaired. See Note 4 to the financial statements for a complete summary of impaired loans.
Non-performing assets include non-performing loans as well as real estate owned and other repossessed assets. Non-performing loans increased $6.3 million to $32.0 million during the first three months of 2006. Real estate owned decreased $270,000 to $1.4 million and repossessed assets decreased $80,000 to $727,000. Total non-performing loans were 1.49% of net loans at March 31, 2006, up from 1.52% of net loans at December 31, 2005, primarily as a result of loans past due 90 days increasing $5.4 million. The allowance for loan losses as a percentage of non-performing loans was 49.9% at March 31, 2006, compared to 61.3% at December 31, 2005. Total non-performing assets were 1.32% of total assets at March 31, 2006, compared to 1.11% at December 31, 2005.
Accrued interest receivable increased $652,000, or 5.4%, to $12.7 million at March 31, 2006, compared to $12.1 million at December 31, 2005. Home Savings had increases of accrued interest due from mortgage loans of $464,000 and commercial loans of $525,000 which were offset by reserves for uncollected interest on mortgage loans of $168,000 and commercial loans of $434,000. Butler Wick also contributed to the increase with an increase of $52,000 in interest receivable from investments.
Other assets decreased $716,000, or 4.5%, to $15.3 million at March 31, 2006 compared to $16.1 million at December 31, 2005. Butler Wick had decreases in receivables due from broker/dealers of $2.9 million. Partially offsetting the decrease were increases in Home Savings’ prepaid Ohio franchise tax of $920,000.
Total deposits increased $63.8 million, or 3.8% to $1.7 billion at March 31, 2005 from $1.7 billion at December 31, 2005. This increase was due mainly to a $53.4 million increase in demand deposit accounts and a $36.1 million increase in certificates of deposit, offset by a decrease of $25.6 million in savings accounts.
Federal Home Loan Bank advances decreased $28.3 million during the first three months of 2006. The decrease was a result of the maturity of a $25.0 million advance and other principal payments. Management used alternative funding sources such as repurchase agreements and other borrowings to fund the repayment of Federal Home Loan Bank advances.
Repurchase agreements and other borrowed funds increased $30.5 million to $105.7 million at March 31, 2006 from $75.2 million at December 31, 2005. The increase is largely attributable to management’s decision to use alternative funding sources to fund loan growth and purchase of securities.
Advance payments by borrowers for taxes and insurance decreased during the first three months of 2006 as a result of payments for real estate taxes and property insurance being made on behalf of customers of Home Savings. Also, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $2.3 million.
Shareholders’ equity increased $4.2 million, to $268.9 million at March 31, 2006, from $264.7 million at December 31, 2005. Earnings of $5.9 million from Home Savings and $301,000 from Butler Wick for the three months of 2006 were offset by dividend payments to shareholders of $2.6 million and a decrease in other comprehensive income of $488,000 as a result of the market valuation of available for sale securities.
Comparison of Operating Results for the Three Months Ended
March 31, 2006 and March 31, 2005
Net Income. Net income for the three months ended March 31, 2006, was $6.1 million, or $0.21 per diluted share, compared to net income of $4.9 million, or $0.17 per diluted share, for the three months ended March 31, 2005. During the first quarter of 2006, net interest income increased $1.9 million and noninterest income increased $942,000. These increases were partially offset by increases in interest and noninterest expenses. United Community’s annualized return on average assets and return on average equity were 0.97% and 9.06%, respectively, for the three months ended March 31, 2006. The annualized return on average assets and return on average equity for the comparable period in 2005 were 0.85% and 7.62%, respectively.
Net Interest Income. Net interest income for the quarter ended March 31, 2006, was $20.7 million compared to $18.8 million for the same period last year. Interest income increased $7.9 million for the first quarter of 2006 compared to the first quarter of 2005. The average yield in interest earning assets increased 74 basis points to 6.42% for the three months ended March 31, 2006, compared to 5.68% for the three months ended March 31, 2005. The increase in interest income was primarily due to an increase in income on net loans of $7.4 million as a result of an increase in the average balance of outstanding loans of $250.6 million and an increase in the yield earned on those loans. Interest earned on loans held for sale remained the same as a result of a higher yield received on a lower average balance. Interest earned on available for sale securities increased $461,000 as the average balance of those assets grew by $20.4 million.
Total interest expense increased $5.9 million for the quarter ended March 31, 2006, as compared to the same quarter last year. The increase was primarily due to rising interest expense on deposits of $4.4 million and Federal Home Loan Bank advances of $1.0 million. Interest expense on certificates of deposit was $3.5 million greater in the first quarter of 2006 compared to the same period in 2005 and was the primary reason for the increase. Home Savings had an increase in the average balance of certificates of deposit of $239.6 million as well as an increase of 57 basis points paid on those deposits. The increase in interest expense on Federal Home Loan

Bank advances was due to an increase in the cost of those funds of 86 basis points. Interest expense on repurchase agreements and other increased primarily as a result of an increase of 167 basis points paid for those funds. Additionally, the average balance of repurchase agreements and other liabilities increased as management has decided to use alternative funding sources, as mentioned earlier.
The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended March 31, 2006, was 3.05% compared to 3.19% for the quarter ended March 31, 2005. Net interest margin declined 2 basis points to 3.44% for the three months ended March 31, 2006 compared to 3.46% for the same quarter in 2005.

	For the Three Months Ended March 31,
	2006 vs. 2005
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,411	$3,981	$7,392
Loans held for sale	—	—	—
Investment securities:
Trading	225	(389)	(164)
Available for sale	260	201	461
Margin accounts	64	5	69
FHLB stock	74	13	87
Other interest-earning assets	18	—	18

Total interest-earning assets	$4,052	$3,811	$7,863

Interest-bearing liabilities:
Savings accounts	(2)	(60)	(62)
NOW and money market accounts	951	(30)	921
Certificates of deposit	1,324	2,208	3,532
Federal Home Loan Bank advances	939	73	1,012
Repurchase agreements and other	314	208	522

Total interest-bearing liabilities	$3,526	$2,399	5,925

Change in net interest income			$1,938

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $105,000 for the three months ended March 31, 2006, compared to the same period in 2005.
Noninterest Income. Noninterest income increased $942,000, or 10.6%, from $8.9 million for the three months ended March 31, 2005, to $9.8 million for the three months ended March 31, 2006, due to increases of $376,000 in brokerage commissions, $262,000 in gains recognized on trading securities and $315,000 in gains on loans sold. The increase in brokerage commissions is a result of increased brokerage activity during the first quarter of 2006, compared to the first quarter of 2005. Gains recognized on trading securities are a result of improved market conditions in the trading portfolio during the first quarter of 2006, compared to the same period in 2005. During the first quarter of 2005, Home Savings reclassified approximately $37.1 million in fixed rate, fixed-term second mortgage loans from held for sale to the loan portfolio. In connection with the reclassification, a charge of $244,000 was recorded to write the loans down to their fair market value.
Noninterest Expense. Total noninterest expense increased $699,000 to $20.4 million for the three months ended March 31, 2006, from $19.7 million for the three months ended March 31, 2005. The increase is due primarily to a $912,000 increase in salaries and employee benefits as a result of changes to employment costs such as wages, employment taxes and contributions to the Company’s 401(k) and ESOP plans. Rising healthcare costs also contributed to the increase.

Federal Income Taxes. The provision for income taxes increased $824,000 as a result of higher pretax income for the first quarter of 2006 compared to the first quarter of 2005.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three months ended March 31, 2006 and March 31, 2005. Average balance calculations were based on daily balances.

	Three Months Ended March 31,
	2006			2005
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$2,104,342	$35,110	6.67%	$1,853,715	$27,718	5.98%
Net loans held for sale	41,288	508	4.92%	47,709	508	4.26%
Investment securities:
Trading	7,992	82	4.10%	34,638	246	2.84%
Available for sale	209,396	2,214	4.23%	188,985	1,753	3.71%

Margin accounts	15,626	340	8.70%	15,324	271	7.07%
FHLB stock	24,010	341	5.68%	22,845	253	4.43%
Other interest-earning assets	3,751	32	3.41%	3,681	14	1.52%

Total interest-earning assets	2,406,405	38,627	6.42%	2,166,897	30,763	5.68%

Noninterest-earning assets	134,126			138,110

Total assets	$2,540,531			$2,305,007

Interest-bearing liabilities:
NOW and money market accounts	$279,473	$1,594	2.28%	$293,277	$673	0.92%
Savings accounts	246,492	249	0.40%	305,731	311	0.41%
Certificates of deposit	1,085,200	10,577	3.90%	845,650	7,045	3.33%
Federal Home Loan Bank advances	434,703	4,630	4.26%	426,245	3,618	3.40%
Repurchase agreements and other	85,995	886	4.12%	59,313	364	2.45%

Total interest-bearing liabilities	2,131,863	17,936	3.37%	1,930,216	12,011	2.49%

Noninterest-bearing liabilities	138,003			118,594

Total liabilities	2,269,866			2,048,810

Equity	270,665			256,197

Total liabilities and equity	$2,540,531			$2,305,007

Net interest income and Interest rate spread		$20,691	3.05%		$18,752	3.19%

Net interest margin			3.44%			3.46%

Average interest-earning assets to average interest-bearing liabilities			112.88%			112.26%

(1)	Nonaccrual loans are included in the average balance.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Qualitative Aspects of Market Risk. The principal market risk affecting United Community is interest rate risk. United Community is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. Interest rate risk is defined as the sensitivity of a company’s earnings and net asset values to changes in interest rates. As part of its efforts to monitor and manage the interest rate risk, Home Savings, which accounts for most of the assets and liabilities of United Community, has adopted an interest rate risk policy that requires the Home Savings Board to review quarterly reports related to interest rate risk and to set exposure limits for Home Savings as a guide to management in setting and implementing day-to-day operating strategies.
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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended March 31, 2006, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. Home Savings continues to monitor its interest rate exposure to declining rates. See the table below for Board adopted policy limits.

Quarter ended March 31, 2006
	NPV as % of portfolio value of assets			Next 12 months net interest income

		Internal policy			Internal policy
Change in rates (Basis points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change
+300	10.76%	5.00%	(1.94)%	$(1,515)	(15.00)%	(1.99)%
+200	11.46	6.00	(1.24)	(895)	(10.00)	(1.18)
+100	12.08	6.00	(0.62)	(342)	(5.00)	(0.45)
Static	12.70	7.00	—	—	—	—
(100)	12.67	6.00	(0.03)	(141)	(5.00)	(0.19)
(200)	12.11	6.00	(0.59)	(1,962)	(15.00)	(2.58)
(300)	10.85	5.00	(1.85)	(9,273)	(20.00)	(12.19)

Year ended December 31, 2005
	NPV as % of portfolio value of assets			Next 12 months net interest income

		Internal policy			Internal policy
Change in rates (Basis points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	11.90%	5.00%	(1.35)%	$322	(15.00)%	0.43%
+200	12.45	6.00	(0.80)	390	(10.00)	0.52
+100	12.88	6.00	(0.36)	(276)	(5.00)	(0.37)
Static	13.24	7.00	—	—	—	—
(100)	13.08	6.00	(0.16)	(649)	(5.00)	(0.87)
(200)	12.38	6.00	(0.86)	(3,638)	(15.00)	(4.89)
(300)	10.98	5.00	(2.26)	(10,678)	(20.00)	(14.37)

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
ITEM 4. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934) as of March 31, 2006. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended March 31, 2006, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

PART II. OTHER INFORMATION
UNITED COMMUNITY FINANCIAL CORP.
ITEM 1 — Legal Proceedings
United Community and its subsidiaries are not parties to any material litigation other than litigation arising in the normal course of business. While it is impossible to determine the ultimate resolution of these contingent matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.
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
UNITED COMMUNITY FINANCIAL CORP.

Date: May 9, 2006	/s/ Douglas M. McKay

Douglas M. McKay, Chief Executive Officer

Date: May 9, 2006	/s/ Patrick A. Kelly

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