Form 10-Q
period 2006-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2006-08-08
CIK 707886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
Yes ☐                    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,950,120 common shares as of July 31, 2006.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$29,883	$36,043
Federal funds sold and other	1,526	1,502

Total cash and cash equivalents	31,409	37,545

Securities:
Trading, at fair value	7,031	10,812
Available for sale, at fair value	214,619	201,870
Loans, net of allowance for loan losses of $15,970 and $15,723, respectively	2,204,471	2,097,433
Loans held for sale	28,587	29,109
Margin accounts	16,677	15,705
Federal Home Loan Bank stock, at cost	24,696	24,006
Premises and equipment, net	23,784	23,771
Accrued interest receivable	13,176	12,053
Real estate owned and other repossessed assets	2,927	2,514
Goodwill	33,593	33,593
Core deposit intangible	1,858	2,118
Cash surrender value of life insurance	22,692	22,260
Other assets	15,029	16,061

Total assets	$2,640,549	$2,528,850

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,675,266	$1,584,926
Non-interest bearing	100,931	96,918

Total deposits	1,776,197	1,681,844
Federal Home Loan Bank advances	455,785	475,549
Repurchase agreements and other	110,916	75,214
Advance payments by borrowers for taxes and insurance	13,401	14,322
Accrued interest payable	2,942	2,622
Accrued expenses and other liabilities	11,471	14,564

Total liabilities	2,370,712	2,264,115

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued	144,762	143,896
Retained earnings	214,119	207,120
Accumulated other comprehensive loss	(3,888)	(1,845)
Unearned stock compensation	(12,197)	(13,108)
Treasury stock, at cost, 6,876,573 and 6,742,345 shares, respectively	(72,959)	(71,328)

Total shareholders’ equity	269,837	264,735

Total liabilities and shareholders’ equity	$2,640,549	$2,528,850

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Interest income
Loans	$37,961	$29,890	$73,071	$57,608
Loans held for sale	480	297	988	805
Securities:
Trading	80	330	162	576
Available for sale	2,366	1,741	4,580	3,495
Margin accounts	367	293	707	564
Federal Home Loan Bank stock dividends	349	281	690	534
Other interest earning assets	44	21	75	36

Total interest income	41,647	32,853	80,273	63,618
Interest expense
Deposits	14,153	8,918	26,573	16,947
Federal Home Loan Bank advances	5,251	4,074	9,881	7,692
Repurchase agreements and other	1,207	526	2,094	890

Total interest expense	20,611	13,518	38,548	25,529

Net interest income	21,036	19,335	41,725	38,089
Provision for loan losses	812	418	1,551	1,051

Net interest income after provision for loan losses	20,224	18,917	40,174	37,038

Non-interest income
Brokerage commissions	4,814	4,603	9,814	9,227
Service fees and other charges	3,209	3,073	6,407	6,190
Underwriting and investment banking	(4)	487	26	607
Net gains (losses):
Available for sale securities	—	—	—	239
Trading securities	(12)	249	32	31
Loans sold	466	651	1,029	899
Other	(32)	52	(27)	56
Other income	1,092	1,182	2,064	1,913

Total non-interest income	9,533	10,297	19,345	19,162

Non-interest expense
Salaries and employee benefits	13,005	12,510	26,528	25,122
Occupancy	1,106	968	2,214	2,015
Equipment and data processing	2,386	2,175	4,645	4,504
Franchise tax	530	488	1,071	1,014
Advertising	447	554	792	858
Amortization of core deposit intangible	127	169	260	355
Other expenses	2,525	2,535	4,973	5,187

Total non-interest expenses	20,126	19,399	40,483	39,055

Income before income taxes	9,631	9,815	19,036	17,145
Income taxes	3,381	3,317	6,654	5,766

Net income	$6,250	$6,498	$12,382	$11,379

Comprehensive income	$4,695	$7,495	$10,339	$10,350

Earnings per share
Basic	$0.22	$0.23	$0.43	$0.40
Diluted	$0.21	$0.22	$0.42	$0.39
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Shares	Common	Retained	Comprehensive	Unearned Stock	Treasury
	Outstanding	Stock	Earnings	Income/(Loss)	Compensation	Stock	Total
			(Dollars in thousands, except share data)
Balance December 31, 2005	31,062	$143,896	$207,120	$(1,845)	$(13,108)	$(71,328)	$264,735

Comprehensive income:
Net income			12,382				12,382
Change in net unrealized gain/(loss) on securities, net of taxes of $1,100				(2,043)			(2,043)

Comprehensive income			12,382	(2,043)			10,339
Shares allocated to ESOP participants		866			911		1,777
Purchase of treasury stock	(189)					(2,208)	(2,208)
Exercise of stock options	55		(174)			577	403
Dividends paid, $0.18 per share			(5,209)				(5,209)

Balance June 30, 2006	30,928	$144,762	$214,119	$(3,888)	$(12,197)	$(72,959)	$269,837

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$12,382	$11,379
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,551	1,051
Net gains	(1,010)	(1,194)
Amortization of premiums and accretion of discounts	1,501	1,822
Depreciation and amortization	1,364	1,188
ESOP compensation	1,777	1,584
FHLB stock dividends	(690)	(534)
Decrease (increase) in trading securities	3,781	(5,583)
Increase in margin accounts	(972)	(1,342)
Increase in interest receivable	(1,123)	(1,193)
Decrease in prepaid and other assets	(223)	(1,163)
Increase in interest payable	320	432
Net principal disbursed on loans held for sale	(92,816)	(89,223)
Proceeds from sale of loans held for sale	94,432	86,939
(Decrease) increase in other liabilities	(1,993)	1,993

Net cash from operating activities	18,281	6,156

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Available for sale securities	14,369	30,370
Proceeds from sale of:
Available for sale securities	—	17,328
Real estate owned and other repossessed assets	1,436	1,064
Commercial loan participations	—	1,500
Non-performing loans	210	6,173
Premises and equipment	531	—
Purchases of:
Securities available for sale	(30,334)	(31,320)
Net principal repaid (disbursed) on loans	(1,735)	(34,297)
Loans purchased	(109,395)	(116,936)
Purchases of premises and equipment	(1,865)	(3,039)

Net cash from investing activities	(126,783)	(129,157)

Cash Flows from Financing Activities
Net increase (decrease) in NOW, savings and money market accounts	45,815	(56,464)
Net increase in certificates of deposit	48,548	117,443
Net decrease in advance payments by borrowers for taxes and insurance	(921)	(1,002)
Proceeds from FHLB advances	287,096	292,077
Repayment of FHLB advances	(306,860)	(236,147)
Net change in other borrowed funds	35,702	11,569
Dividends paid	(5,209)	(4,741)
Proceeds from the exercise of stock options	403	302
Purchase of treasury stock	(2,208)	(2,499)

Net cash from financing activities	102,366	120,538

Decrease in cash and cash equivalents	(6,136)	(2,463)
Cash and cash equivalents, beginning of period	37,545	40,281

Cash and cash equivalents, end of period	$31,409	$37,818

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings, net of amounts capitalized	$38,868	$25,097
Interest capitalized on borrowings	16	15
Income taxes	6,550	1,541
Supplemental schedule of noncash activities:
Loans transferred to the loan portfolio from held for sale	—	37,075
Transfers from loans to real estate owned and other repossessed assets	1,895	2,458
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. BASIS OF PRESENTATION
United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. During 2003, Home Savings changed its charter to a state savings bank. Home Savings has 37 full service offices and six loan production offices throughout Ohio and Western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for two wholly owned subsidiaries: Butler, Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick has 21 office locations providing a full range of investment alternatives for individuals, businesses and not-for-profit organizations throughout Ohio and Western Pennsylvania.
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
The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, contained in United Community’s Form 10-K for the year ended December 31, 2005.
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

The adoption of SFAS 123(R) had no effect on reported amounts for the six months ended June 30, 2006 and 2005 compared with amounts that would have been reported using the intrinsic value method under previous accounting for those periods.
Options to acquire the Company’s shares have been granted to officers of the Company under the Long Term Incentive Plan (“LTIP”), which provided for issuance of up to 3,471,562 options, all of which were granted prior to December 31, 2004. All of the options awarded became exercisable on the date of grant. Treasury shares are used to fulfill the options exercised. A summary of option activity for the period is as follows:

	Six Months Ended June 30, 2006
	Total Options Outstanding
	(Dollars in thousands)
		Weighted	Weighted
		Average	Average Fair
	Shares	Exercise Price	Value
Options outstanding, beginning of period	2,217,216	$9.59	$4.52
Granted	—	—	—
Exercised	(54,572)	7.38	4.81
Forfeited	(8,306)	12.73	—
Options outstanding and exercisable, end of period	2,154,338	$9.63	$4.59
The aggregate intrinsic value of all options outstanding at June 30, 2006 was $5.1 million, or $2.37 per share. The aggregate intrinsic value of all options that were exercisable at June 30, 2006 was $5.1 million, or $2.37 per share. The intrinsic value of options exercised during the six months ended June 30, 2006 was $252,000, or $4.62 share.
     3. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	June 30, 2006			December 31, 2005
	(Dollars in thousands)
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
U.S. Treasury and agency securities	$89,860	$—	$(1,915)	$88,799	$—	$(1,493)
Tax exempt municipal obligation	3	—	—	3	—	—
Equity securities	7,906	609	(4)	2,962	661	—
Mortgage-related securities	116,850	16	(4,768)	110,106	73	(2,159)

Total	$214,619	$625	$(6,687)	$201,870	$734	$(3,652)

United Community’s trading securities are carried at fair value and consist of the following:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Obligations of U.S. Government	$1,595	$2,531
State and municipal obligations	4,265	7,061
Corporate bonds, debentures and notes	103	224
Mutual funds, stocks and warrants	1,068	996

Total trading securities	$7,031	$10,812

     4. LOANS
Portfolio loans consist of the following:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$802,820	$749,362
Multifamily residential	157,719	154,702
Nonresidential	343,495	314,124
Land	15,991	14,979
Construction:
One- to four-family residential	423,342	389,558
Multifamily and non-residential	45,741	66,788

Total real estate	1,789,108	1,689,513
Consumer	334,560	323,515
Commercial	97,731	100,977

Total loans	2,221,399	2,114,005
Less:
Allowance for loan losses	15,970	15,723
Deferred loan fees, net	958	849

Total	16,928	16,572

Loans, net	$2,204,471	$2,097,433

Changes in the allowance for loan loss are as follows:

	As of or For the	As of or For the
	Six Months ending	Year Ended December
	June 30, 2006	31, 2005

	(Dollars in thousands)
Balance, beginning of year	$15,723	$15,877
Provision for loan losses	1,551	3,028
Amounts charged off	(1,472)	(4,085)
Recoveries	168	903

Balance, end of period	$15,970	$15,723

Nonaccrual loans were $27.2 million and $24.3 million at June 30, 2006 and December 31, 2005, respectively. Restructured loans were $1.5 million at June 30, 2006 and $825,000 at December 31, 2005. Loans greater than 90 days past due and still accruing interest were $702,000 and $563,000 at June 30, 2006 and December 31, 2005, respectively.

Impaired loans consist of the following:

	As of or For the	As of or For the
	Six Months	Year Ended
	Ended June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$15,314	$13,119
Impaired loans on which a specific valuation allowance was provided	4,788	4,573

Total impaired loans at period-end	$20,102	$17,692

Specific valuation allowances on impaired loans at period-end	$838	$667
Average impaired loans during the period	19,176	15,209
Interest income recognized on impaired loans during the period	227	386
Interest income received on impaired loans during the period	224	403
Interest income foregone based on original contract terms of impaired loans	1,071	1,503
     5. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $854.3 million at June 30, 2006 and $816.0 million at December 31, 2005.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	As of or For the
	Six Months	As of or for the
	Ended	Year Ended
	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$6,923	$5,533
Originations	946	2,961
Amortized to expense	(822)	(1,571)

Balance, end of period	$7,047	$6,923

There was no valuation allowance required for mortgage servicing rights for the six months ended June 30, 2006. Fair value of mortgage servicing rights as of June 30, 2006 was $7.0 million and at December 31, 2005 was $6.9 million.
Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005
Weighted average prepayment rate	172 PSA	278 PSA
Weighted average life (in years)	4.82	5.11
Weighted average discount rate	8%	8%

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
Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Service cost	$—	$1
Interest cost	55	50
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	—	—

Net periodic benefit cost/(gain)	$55	$51

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.50%	5.75%

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Service cost	$1	$2
Interest cost	111	100
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	—	—

Net periodic benefit cost/(gain)	$112	$102

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.50%	5.75%

     7. SEGMENT INFORMATION
United Community has two principal segments, banking and investment services. Banking provides consumer and commercial banking services. Investment services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three and six months ended June 30, 2006 and 2005 are as follows:

	For the Three Months Ended June 30, 2006
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$41,156	$491	$41,647
Interest expense	20,470	141	20,611
Provision for loan loss	812	—	812

Net interest income after provision for loan loss	19,874	350	20,224
Non-interest income	3,022	6,511	9,533
Non-interest expense	13,630	6,496	20,126

Income before tax	9,266	365	9,631
Income tax expense	3,253	128	3,381

Net income	$6,013	$237	$6,250

	For the Three Months Ended June 30, 2005
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$32,197	$656	$32,853
Interest expense	13,164	354	13,518
Provision for loan loss	418	—	418

Net interest income after provision for loan loss	18,615	302	18,917
Non-interest income	3,291	7,006	10,297
Non-interest expense	12,959	6,440	19,399

Income before tax	8,947	868	9,815
Income tax expense	3,013	304	3,317

Net income	$5,934	$564	$6,498

	For the Six Months Ended June 30, 2006
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$79,329	$944	$80,273
Interest expense	38,283	265	38,548
Provision for loan loss	1,551	—	1,551

Net interest income after provision for loan loss	39,495	679	40,174
Non-interest income	5,962	13,383	19,345
Non-interest expense	27,248	13,235	40,483

Income before tax	18,209	827	19,036
Income tax expense	6,365	289	6,654

Net income	$11,844	$538	$12,382

	For the Six Months Ended June 30, 2005
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$62,419	$1,199	$63,618
Interest expense	24,932	597	25,529
Provision for loan loss	1,051	—	1,051

Net interest income after provision for loan loss	36,436	602	37,038
Non-interest income	5,846	13,316	19,162
Non-interest expense	26,262	12,793	39,055

Income before tax	16,020	1,125	17,145
Income tax expense	5,370	396	5,766

Net income	$10,650	$729	$11,379

     8. EARNINGS PER SHARE
Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. There were stock options for 746,097 shares that were antidilutive for the period ending June 30, 2006 and 754,403 shares that were antidilutive for the period ending June 30, 2005.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(In thousands, except		(In thousands, except
	per share data)		per share data)
Net income applicable to common stock	$6,250	$6,498	$12,382	$11,379

Weighted average common shares outstanding	29,029	28,779	29,009	28,797
Dilutive effect of stock options	361	321	379	322

Weighted average common shares outstanding for dilutive computation	29,388	29,100	29,388	29,119

Basic earnings per share as reported	$0.22	$0.23	$0.43	$0.40
Diluted earnings per share as reported	$0.21	$0.22	$0.42	$0.39

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
Selected financial ratios and other data: (1)	2006	2005	2006	2005
Performance ratios:
Return on average assets (2)	0.95%	1.09%	0.96%	0.97%
Return on average equity (3)	9.13%	10.09%	9.09%	8.86%
Interest rate spread (4)	2.97%	3.15%	3.01%	3.17%
Net interest margin (5)	3.38%	3.44%	3.41%	3.45%
Non-interest expense to average assets	3.07%	3.25%	3.14%	3.33%
Efficiency ratio (6)	65.33%	65.56%	65.87%	67.98%
Average interest-earning assets to average interest- bearing liabilities	112.42%	112.25%	112.64%	112.26%
Capital ratios:
Average equity to average assets	10.44%	10.79%	10.55%	10.95%
Equity to assets, end of period	10.22%	10.62%	10.22%	10.62%
Tier 1 leverage ratio	8.49%	8.46%	8.49%	8.46%
Tier 1 risk-based capital ratio	10.34%	10.04%	10.34%	10.04%
Total risk-based capital ratio	11.10%	10.83%	11.10%	10.83%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	1.33%	1.37%	1.33%	1.37%
Non-performing assets to average assets (8)	1.23%	1.27%	1.25%	1.29%
Non-performing assets to total assets at end of period	1.22%	1.25%	1.22%	1.25%
Allowance for loan losses as a percent of loans	0.72%	0.75%	0.72%	0.75%
Allowance for loan losses as a percent of non-performing loans (7)	54.42%	55.56%	54.42%	55.56%
Office data:
Number of full service banking offices	37	36	37	36
Number of loan production offices	6	6	6	6
Number of brokerage offices	20	12	20	12
Number of trust offices	2	2	2	2
Per share data:
Basic earnings per share (9)	$0.22	$0.23	$0.43	$0.40
Diluted earnings per share (9)	$0.21	$0.22	$0.42	$0.39
Book value (10)	$8.72	$8.30	$8.72	$8.30
Tangible book value (11)	$7.58	$7.13	$7.58	$7.13

Market value as a percent of book value (12)	138%	132%	138%	132%

(1)	Ratios for the three and six month periods are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Nonperforming loans consist of loans ninety days past due, loans less than ninety days past due and not accruing interest and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate owned and other repossessed assets.

(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Market value divided by book value.

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
Comparison of Financial Condition at June 30, 2006 and December 31, 2005
Total assets increased by $111.7 million, or 4.4%, to $2.6 billion at June 30, 2006, compared to December 31, 2005. The net change in assets was primarily a result of increases of $107.0 million in net loans and $12.7 million in available for sale securities. These increases were offset partially by decreases in cash and cash equivalents of $6.1 million, trading securities of $3.8 million and other assets of $1.0 million.
Cash and cash equivalents decreased $6.1 million, or 16.3%, during the first six months of 2006. The reduction is attributable to decreases at Home Savings in funds due from the Federal Reserve of $3.5 million, currency to be delivered to branches of $1.6 million and cash on deposit at the Federal Reserve of $869,000. Butler Wick also had a decrease in cash and cash equivalents as a result of borrowing repayments during the period.
The trading securities portfolio decreased $3.8 million, or 35.0%, to $7.0 million at June 30, 2006, from $10.8 million at December 31, 2005. This change was a result of decreases in Butler Wick’s portfolio of $2.8 million in municipal securities and $936,000 in government securities.
Net available for sale securities increased $12.7 million, or 6.3%, from December 31, 2005 to June 30, 2006. Home Savings had purchases of $28.8 million to replace maturities and runoff within its portfolio while Butler Wick had purchases of $1.5 million. These purchases were offset by paydowns and maturities of $13.4 million at Home Savings and $1.0 million at Butler Wick. The remaining difference is a result of changes in the valuation of the portfolio, net of any amortization or accretion.
Net loans increased $107.0 million, or 5.1%, to $2.2 billion at June 30, 2006, compared to $2.1 billion at December 31, 2005. Real estate loans increased $86.9 million, construction loans increased $12.7 million and consumer loans increased $11.0 million. These increases were offset by a decrease in commercial loans of $3.2 million.
Loans held for sale decreased $522,000, or 1.8%, to $28.6 million at June 30, 2006, compared to $29.1 million at December 31, 2005. This change is due to the net impact of loan originations, purchases and sales. Home Savings sells loans as part of its risk management strategy and anticipates doing so in the future. Home Savings also purchases loans, both for its portfolio and to be sold in the secondary market. If interest rates continue to rise, management will anticipate fewer originations, which will result in fewer loan sales and reduced gains from those sales.
The allowance for loan losses increased to $16.0 million at June 30, 2006, from $15.7 million at December 31, 2005. The allowance for loan losses is monitored closely and may increase or decrease depending on a variety of factors such as levels and trends of delinquencies, chargeoffs and recoveries, non-performing loans, and potential risk in the portfolios. Management has developed and maintains an appropriate, systematic and consistently applied process to determine the amount of allowance and provision for loan losses. The allowance for loan losses as a percentage of net loans (coverage ratio) was 0.72% at June 30, 2006, compared to 0.74% at December 31, 2005. See Note 4 to the financial statements for a summary of the allowance for loan losses.
The total outstanding balance of all impaired loans was $20.1 million at June 30, 2006 as compared to $17.7 million at December 31, 2005. Impaired loans increased primarily as a result of loans aggregating $1.7 million to one commercial loan customer and a marine loan in the amount of $473,000 becoming impaired in the first quarter and a loan aggregating $2.6 million becoming impaired in the second quarter. See Note 4 to the financial statements for a complete summary of impaired loans.
Non-performing assets include non-performing loans as well as real estate owned and other repossessed assets. Non-performing loans increased $679,000 to $29.3 million during the first six months of 2006. Real estate owned increased $355,000 to $2.1 million and repossessed assets increased $58,000 to $864,000. Total non-performing loans were 1.33% of net loans at June 30, 2006, up from 1.22% of net loans at December 31, 2005, primarily as a result of loans past due 90 days increasing $3.2 million. The allowance for loan losses as a percentage of non-performing loans was 54.4% at June 30, 2006, compared to 61.3% at December 31, 2005. Total non-performing assets were 1.22% of total assets at June 30, 2006, compared to 1.11% at December 31, 2005.
Accrued interest receivable increased $1.1 million, or 9.3%, to $13.2 million at June 30, 2006, compared to $12.1 million at December 31, 2005. Home Savings had increases of accrued interest due from mortgage loans of $894,000, consumer loans of $96,000 and commercial loans of $819,000, which were offset by reserves for uncollected interest on mortgage loans of $251,000 and commercial loans of $516,000.
Other assets decreased $1.0 million, or 6.4%, to $15.0 million at June 30, 2006 compared to $16.1 million at December 31, 2005. Butler Wick had decreases in receivables due from broker/dealers of $2.8 million and receivables due from customers of $619,000. Partially offsetting the decrease were increases in Home Savings’ prepaid Ohio franchise tax of $1.1 million.
Total deposits increased $94.4 million, or 5.6% to $1.8 billion at June 30, 2006 from $1.7 billion at December 31, 2005. This increase was due mainly to a $103.5 million increase in money market accounts and a $48.5 million increase in certificates of deposit, offset by a decrease of $43.3 million in savings accounts and $14.0 million in demand deposit accounts.
Federal Home Loan Bank advances decreased $19.8 million during the first six months of 2006. The decrease was a result of the maturities of $36.0 million in term advances and other principal payments offset by increases in overnight advances of $16.6 million. Management used alternative funding sources such as repurchase agreements and other borrowings to fund the repayment of Federal Home Loan Bank advances.
Repurchase agreements and other borrowed funds increased $35.7 million to $110.9 million at June 30, 2006 from $75.2 million at December 31, 2005. The increase is largely attributable to management’s decision to use alternative funding sources to fund loan growth and purchase of securities.
Advance payments by borrowers for taxes and insurance decreased during the first six months of 2006 as a result of payments for real estate taxes and property insurance being made on behalf of customers of Home Savings. Also, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $296,000.
Accrued expenses and other liabilities decreased $3.1 million, or 21.2% from $14.6 million at December 31, 2005 to $11.5 million at June 30, 2006. Home Savings had decreases in accrued payroll expenses of $1.8 and deferred federal income tax of $1.1 million. Butler Wick had a decrease in accrued payroll expenses of $682,000. Partially offsetting these decreases were increases in other liabilities, such as accrued audit fees and accrued hospitalization expenses.
Shareholders’ equity increased $5.1 million, to $269.8 million at June 30, 2006, from $264.7 million at December 31, 2005. Earnings of $12.0 million from Home Savings and $538,000 from Butler Wick for the first six months of 2006 were offset by dividend payments to shareholders of $5.2 million and a decrease in other comprehensive income of $2.0 million as a result of the market valuation of available for sale securities.
Comparison of Operating Results for the Three Months Ended
June 30, 2006 and June 30, 2005
Net Income. Net income for the three months ended June 30, 2006, was $6.3 million, or $0.21 per diluted share, compared to net income of $6.5 million, or $0.22 per diluted share, for the three months ended June 30, 2005. During the second quarter of 2006, net interest income increased $1.7 million. This increase was offset by increases in non-interest expenses and the provision for loan losses and decreases in non-interest income. United Community’s annualized return on average assets and return on average equity were 0.95% and 9.13%, respectively, for the three months ended June 30, 2006. The annualized return on average assets and return on average equity for the comparable period in 2005 were 1.09% and 10.09%, respectively.
Net Interest Income. Net interest income for the quarter ended June 30, 2006, was $21.0 million compared to $19.3 million for the same period last year. Interest income increased $8.8 million for the second quarter of 2006 compared to the second quarter of 2005. The increase in interest income was primarily due to an increase in income on net loans of $8.1 million as a result of an increase in the average balance of outstanding loans of $224.3 million and an increase in the yield earned on those loans. The average yield in interest earning assets increased 85 basis points to 6.70% for the three months ended June 30, 2006, compared to 5.85% for the three months ended June 30, 2005. Interest earned on loans held for sale increased minimally as a result of a lower yield received on a greater level of held for sale loans. Interest earned on available for sale securities increased $625,000 as the average balance of those assets grew by $34.6 million and the yield earned on those securities increased 54 basis points.

Total interest expense increased $7.1 million for the quarter ended June 30, 2006, as compared to the same quarter last year. The increase was due primarily to rising interest expense on deposits of $5.2 million and Federal Home Loan Bank advances of $1.2 million. Interest expense on certificates of deposit was $3.5 million greater in the second quarter of 2006 compared to the same period in 2005 and was the primary reason for the increase in deposit expense. Home Savings had an increase in the average balance of certificates of deposit of $194.9 million as well as an increase of 67 basis points paid on those deposits. The increase in interest expense on Federal Home Loan Bank advances was due primarily to an increase in the cost of those funds of 101 basis points. Interest expense on repurchase agreements and other borrowed funds increased primarily as a result of an increase of 179 basis points paid for those funds. Additionally, the average balance of repurchase agreements and other liabilities increased as management has decided to use these as alternative funding sources, as previously discussed.
The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the second quarter of last year. The interest rate spread for the three months ended June 30, 2006, was 2.97% compared to 3.15% for the quarter ended June 30, 2005. Net interest margin declined 6 basis points to 3.38% for the three months ended June 30, 2006 compared to 3.44% for the same quarter in 2005.

	For the Three Months Ended June 30,
	2006 vs. 2005
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,418	$3,653	$8,071
Loans held for sale	(30)	213	183
Investment securities:
Trading	619	(869)	(250)
Available for sale	267	358	625
Margin accounts	55	19	74
FHLB stock	52	16	68
Other interest-earning assets	15	8	23

Total interest-earning assets	$5,396	$3,398	$8,794

Interest-bearing liabilities:
Savings accounts	—	(77)	(77)
NOW and money market accounts	1,591	173	1,764
Certificates of deposit	1,672	1,876	3,548
Federal Home Loan Bank advances	1,140	37	1,177
Repurchase agreements and other	423	258	681

Total interest-bearing liabilities	$4,826	$2,267	7,093

Change in net interest income			$1,701

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $394,000, to $812,000 for the three months ended June 30, 2006, compared to $418,000 for the same period in 2005.
Non-interest Income. Non-interest income decreased $764,000, or 7.46%, to $9.5 million for the three months ended June 30, 2006, from $10.3 million for the three months ended June 30, 2005, due to decreases of $491,000 in underwriting and investment banking, $261,000 in gains recognized on trading securities and $185,000 in gains on loans sold. The decrease in underwriting and investment banking is a result of Butler Wick recording a loss on a bond that had been repurchased from a client. Losses recognized on trading securities are a result of adjusting the trading portfolio to reflect current market prices. Lower gains recognized on loans sold is a result of reduced spreads earned on sales.
Non-interest Expense. Total non-interest expense increased $727,000 to $20.1 million for the three months ended June 30, 2006, from $19.4 million for the three months ended June 30, 2005. The increase is due primarily to increases of $495,000 in salaries and employee benefits and $211,000 in equipment and data processing charges. The increase in salaries and employee benefits is a result of changes to employment costs such as wages, employment taxes, healthcare costs and contributions to the Company’s 401(k) and ESOP plans.
Comparison of Operating Results for the Six Months Ended
June 30, 2006 and June 30, 2005
Net Income. Net income for the six months ended June 30, 2006, was $12.4 million, or $0.42 per diluted share, compared to net income of $11.4 million, or $0.39 per diluted share, for the six months ended June 30, 2005. During the first six months of 2006, net interest income increased $3.6 million and non-interest income increased $183,000. These increases were offset partially by an increase in non-interest expenses. United Community’s annualized return on average assets and return on average equity were 0.96% and 9.09%, respectively, for the six months ended June 30, 2006. The annualized return on average assets and return on average equity for the comparable period in 2005 were 0.97% and 8.86%, respectively.
Net Interest Income. Interest income for the six months ended June 30, 2006, was $80.3 million compared to $63.6 million for the same period last year, an increase of $16.7 million. The increase in interest income was primarily due to an increase in income on net loans of $15.5 million as a result of an increase in the average balance of outstanding loans of $237.4 million and an increase in the yield earned on those loans. Interest earned on loans held for sale increased slightly as a result of a higher yield being earned on a greater outstanding balance of loans. Interest earned on available for sale securities increased $1.1 million as the average balance of those assets grew by $27.5 million. The average yield in interest earning assets increased 80 basis points to 6.56% for the six months ended June 30, 2006, compared to 5.76% for the six months ended June 30, 2005.
Total interest expense increased $13.0 million for the six months ended June 30, 2006, as compared to the same period last year. The increase was primarily due to rising interest expense on deposits of $9.6 million and Federal Home Loan Bank advances of $2.2 million. Interest expense on certificates of deposit was $7.1 million greater in the first six months of 2006 compared to the same period in 2005 and was the primary reason for the increase in deposits. Home Savings had an increase in the average balance of certificates of deposit of $217.1 million as well as an increase of 61 basis points paid on those deposits. The increase in interest expense on Federal Home Loan Bank advances was due primarily to an increase in the cost of those funds of 94 basis points. Interest expense on repurchase agreements and other increased primarily as a result of an increase of 173 basis points paid for those funds. Additionally, the average balance of repurchase agreements and other liabilities increased as a result of management’s decision to use these alternative funding sources.
The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the first six months of last year. The interest rate spread for the six months ended June 30, 2006, was 3.01% compared to 3.17% for the six months ended June 30, 2005. Net interest margin declined 4 basis points to 3.41% for the six months ended June 30, 2006 compared to 3.45% for the same period in 2005.

	For the Six Months Ended June 30,
	2006 vs. 2005
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$7,821	$7,642	$15,463
Loans held for sale	29	154	183
Investment securities:
Trading	756	(1,170)	(414)
Available for sale	528	557	1,085
Margin accounts	120	23	143
FHLB stock	126	29	155
Other interest-earning assets	33	7	40

Total interest-earning assets	$9,413	$7,242	$16,655

Interest-bearing liabilities:
Savings accounts	(3)	(137)	(140)
NOW and money market accounts	2,572	113	2,685
Certificates of deposit	2,985	4,096	7,081
Federal Home Loan Bank advances	2,078	111	2,189
Repurchase agreements and other	735	469	1,204

Total interest-bearing liabilities	$8,367	$4,652	13,019

Change in net interest income			$3,636

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $500,000, to $1.5 million for the six months ended June 30, 2006, compared to $1.1 million for the same period in 2005.
Non-interest Income. Non-interest income increased $183,000, or 1.0%, , to $19.3 million for the six months ended June 30, 2006, from $19.2 million for the six months ended June 30, 2005, due to increases of $587,000 in brokerage commissions and $217,000 in service fees and other charges. The increase in brokerage commissions is a result of increased brokerage activity during the first six months of 2006, compared to the first six months of 2005. The increase in service fees and other charges is primarily a result of increased trust and brokerage activity at Butler Wick.
Non-interest Expense. Total non-interest expense increased $1.4 million to $40.5 million for the six months ended June 30, 2006, from $39.1 million for the six months ended June 30, 2005. The increase is due primarily to a $1.4 million increase in salaries and employee benefits as a result of changes to employment costs such as wages, employment taxes and contributions to the Company’s 401(k) and ESOP plans. Rising healthcare costs also contributed to the increase.
Federal Income Taxes. The provision for income taxes increased $888,000 as a result of higher pretax income for the first six months of 2006 compared to the first six months of 2005.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 2006 and 2005. Average balance calculations were based on daily balances.

	Three Months Ended June 30,
	2006			2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
		(Dollars In thousands)
Interest-earning assets:
Net loans (1)	$2,175,424	$37,961	6.98%	$1,951,085	$29,890	6.13%
Net loans held for sale	42,931	480	4.47%	23,435	297	5.07%
Investment securities:
Trading	7,359	80	4.35%	48,716	330	2.71%
Available for sale	216,544	2,366	4.37%	181,947	1,742	3.83%

Margin accounts	16,366	367	8.97%	15,432	293	7.59%
FHLB stock	24,350	349	5.73%	23,099	281	4.87%
Other interest-earning assets	4,596	44	3.83%	3,425	20	2.34%

Total interest-earning assets	2,487,570	41,647	6.70%	2,247,139	32,853	5.85%

Noninterest-earning assets	135,647			140,804

Total assets	$2,623,217			$2,387,943

Interest-bearing liabilities:
NOW and money market accounts	$330,408	$2,466	2.99%	$273,570	$702	1.03%
Savings accounts	223,236	229	0.41%	297,999	306	0.41%
Certificates of deposit	1,099,823	11,458	4.17%	904,932	7,910	3.50%
Federal Home Loan Bank advances	453,654	5,251	4.63%	449,577	4,074	3.62%
Repurchase agreements and other	105,633	1,207	4.57%	75,740	526	2.78%

Total interest-bearing liabilities	2,212,754	20,611	3.73%	2,001,818	13,518	2.70%

Noninterest-bearing liabilities	136,572			128,425

Total liabilities	2,349,326			2,130,243
Equity	273,891			257,700

Total liabilities and equity	$2,623,217			$2,387,943

Net interest income and Interest rate spread		$21,036	2.97%		$19,335	3.15%

Net interest margin			3.38%			3.44%

Average interest-earning assets to average interest- bearing liabilities			112.42%			112.25%

(1)	Nonaccrual loans are included in the average balance.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six months ended June 30, 2006 and June 30, 2005. Average balance calculations were based on daily balances.

	Six Months Ended June 30,
	2006			2005
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
			(Dollars In thousands)
Interest-earning assets:
Net loans (1)	$2,140,079	$73,071	6.83%	$1,902,669	$57,608	6.06%
Net loans held for sale	42,114	988	4.69%	35,505	805	4.53%
Investment securities:
Trading	7,676	162	4.22%	41,677	576	2.76%
Available for sale	212,989	4,580	4.30%	185,447	3,495	3.77%

Margin accounts	15,996	707	8.84%	15,378	564	7.34%
FHLB stock	24,181	689	5.70%	22,972	534	4.65%
Other interest-earning assets	4,174	76	3.64%	3,552	36	2.03%

Total interest-earning assets	2,447,209	80,273	6.56%	2,207,200	63,618	5.76%

Noninterest-earning assets	134,890			139,464

Total assets	$2,582,099			$2,346,664

Interest-bearing liabilities:
NOW and money market accounts	$305,081	$4,060	2.66%	$283,369	$1,375	0.97%
Savings accounts	234,800	478	0.41%	301,844	618	0.41%
Certificates of deposit	1,092,551	22,035	4.03%	875,454	14,954	3.42%
Federal Home Loan Bank advances	444,231	9,881	4.45%	437,976	7,692	3.51%
Repurchase agreements and other	95,869	2,094	4.37%	67,538	890	2.64%

Total interest-bearing liabilities	2,172,532	38,548	3.55%	1,966,181	25,529	2.60%

Noninterest-bearing liabilities	137,281			123,530

Total liabilities	2,309,813			2,089,711

Equity	272,286			256,953

Total liabilities and equity	$2,582,099			$2,346,664

Net interest income and Interest rate spread		$41,725	3.01%		$38,089	3.17%

Net interest margin			3.41%			3.45%

Average interest-earning assets to average interest-bearing liabilities			112.64%			112.26%

(1)	Nonaccrual loans are included in the average balance.

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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended June 30, 2006, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

	Quarter ended June 30, 2006
	NPV as % of portfolio value of assets			Next 12 months net interest income
Change
in rates
(basis		Internal policy			Internal policy
points)	NPV ratio	limitations	Change in %	$ Change	limitations	% Change

+300	9.58%	5.00%	(2.42)%	$(4,202)	(15.00)%	(5.53)%
+200	10.39	6.00	(1.61)	(2,746)	(10.00)	(3.61)
+100	11.15	6.00	(0.85)	(1,299)	(5.00)	(1.71)
Static	12.00	7.00	—	—	—	—
(100)	12.18	6.00	0.18	1,377	(5.00)	1.81
(200)	12.26	6.00	0.26	2,289	(15.00)	3.01
(300)	11.77	5.00	(0.23)	1,609	(20.00)	2.12

	Year ended December 31, 2005
	NPV as % of portfolio value of assets			Next 12 months net interest income
Change
in rates
(basis		Internal policy			Internal policy
points)	NPV ratio	limitations	Change in %	$ Change	limitations	% Change

+300	11.90%	5.00%	(1.35)%	$322	(15.00)%	0.43%
+200	12.45	6.00	(0.80)	390	(10.00)	0.52
+100	12.88	6.00	(0.36)	(276)	(5.00)	(0.37)
Static	13.24	7.00	—	—	—	—
(100)	13.08	6.00	(0.16)	(649)	(5.00)	(0.87)
(200)	12.38	6.00	(0.86)	(3,638)	(15.00)	(4.89)
(300)	10.98	5.00	(2.26)	(10,678)	(20.00)	(14.37)
Due to changes in the composition of Home Savings’ funding mix and with the continued rise in short term interest rates, Home Savings has become more sensitive to rising rates than falling rates. This increased sensitivity is still within Board approved limitations. Management is comfortable with Home Savings’ interest rate risk position and with its outlook for interest rates over the next year.
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
ITEM 4. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934) as of June 30, 2006. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended June 30, 2006, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet Be
			Part of Publicly	Purchased Under the
	Total Number of	Average Price	Announced Plans or	Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs
4/1 to 4/30/2006	—	$—	—	624,347	(1)

5/1 to 5/31/2006	74,800	11.62	74,800	549,547

6/1 to 6/30/2006	114,000	11.74	114,000	435,547

Total	188,800	$11.69	188,800	435,547

(1)	On April 21, 2003, United Community announced that its Board of Directors had approved a plan to repurchase 1,000,000 shares of stock.
ITEM 4 — Submission of Matters to a Vote of Security Holders
On April 27, 2006, United Community held its Annual Meeting of Shareholders. At the Annual Meeting, two matters were submitted to shareholders for a vote. First, shareholders elected three directors with terms expiring in 2009 by the following votes:

Director	For	Withheld
Richard M. Barrett	24,474,442	455,072

Thomas J. Cavalier	24,321,949	607,565

Douglas M. McKay	24,519,446	410,068
The following directors terms continued after the Annual Meeting: Eugenia C. Atkinson, David G. Lodge, Clarence R. Smith, Jr., Richard J. Schiraldi, Herbert F. Schuler, Sr., and David C. Sweet.
The shareholders also ratified the selection of Crowe Chizek and Company LLC as auditors for the 2006 fiscal year by the following vote:

For	Against	Abstain
24,649,719	143,833	135,962

ITEM 6 — Exhibits
Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UNITED COMMUNITY FINANCIAL CORP.

Date: August 8, 2006	/s/ Douglas M. McKay Douglas M. McKay, Chief Executive Officer

Date: August 8, 2006	/s/ Patrick A. Kelly Patrick A. Kelly, Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
Exhibit 3.1
Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission (SEC), Exhibit 3.1.
Exhibit 3.2
Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.