Form 10-Q
period 2006-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2006-11-08
CIK 707886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,971,068 common shares as of October 31, 2006.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$33,391	$36,043
Federal funds sold and other	1,498	1,502

Total cash and cash equivalents	34,889	37,545

Securities:
Trading, at fair value	4,514	10,812
Available for sale, at fair value	209,794	201,870
Loans, net of allowance for loan losses of $16,582 and $15,723, respectively	2,249,243	2,097,433
Loans held for sale	25,597	29,109
Margin accounts	96	15,705
Federal Home Loan Bank stock, at cost	25,053	24,006
Premises and equipment, net	24,340	23,771
Accrued interest receivable	13,637	12,053
Real estate owned and other repossessed assets	3,679	2,514
Goodwill	33,593	33,593
Core deposit intangible	1,739	2,118
Cash surrender value of life insurance	22,912	22,260
Other assets	21,726	16,061

Total assets	$2,670,812	$2,528,850

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,693,200	$1,584,926
Non-interest bearing	96,704	96,918

Total deposits	1,789,904	1,681,844
Federal Home Loan Bank advances	477,215	475,549
Repurchase agreements and other borrowings	100,301	75,214
Advance payments by borrowers for taxes and insurance	10,328	14,322
Accrued interest payable	2,830	2,622
Accrued expenses and other liabilities	13,516	14,564

Total liabilities	2,394,094	2,264,115

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued	145,215	143,896
Retained earnings	217,464	207,120
Accumulated other comprehensive loss	(1,612)	(1,845)
Unearned stock compensation	(11,742)	(13,108)
Treasury stock, at cost, 6,842,389 and 6,742,345 shares, respectively	(72,607)	(71,328)

Total shareholders’ equity	276,718	264,735

Total liabilities and shareholders’ equity	$2,670,812	$2,528,850

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Interest income
Loans	$38,763	$32,152	$111,834	$89,760
Loans held for sale	550	420	1,538	1,225
Securities:
Trading	58	217	220	793
Available for sale	2,335	1,692	6,915	5,186
Margin accounts	362	312	1,069	876
Federal Home Loan Bank stock dividends	357	287	1,047	821
Other interest earning assets	39	26	114	61

Total interest income	42,464	35,106	122,737	98,722
Interest expense
Deposits	15,602	9,867	42,175	26,814
Federal Home Loan Bank advances	5,636	4,723	15,517	12,415
Repurchase agreements and other	1,254	454	3,347	1,344

Total interest expense	22,492	15,044	61,039	40,573

Net interest income	19,972	20,062	61,698	58,149
Provision for loan losses	1,475	702	3,026	1,753

Net interest income after provision for loan losses	18,497	19,360	58,672	56,396

Non-interest income
Brokerage commissions	4,875	4,771	14,688	13,998
Service fees and other charges	3,161	3,064	9,568	9,255
Underwriting and investment banking	194	153	220	761
Net gains (losses):
Available for sale securities	—	(44)	—	195
Trading securities	38	157	70	188
Loans sold	870	777	1,899	1,676
Other	10	83	(17)	140
Other income	1,051	811	3,115	2,724

Total non-interest income	10,199	9,772	29,543	28,937

Non-interest expense
Salaries and employee benefits	12,603	12,753	39,132	37,875
Occupancy	1,116	1,012	3,330	3,028
Equipment and data processing	2,055	2,356	6,700	6,860
Franchise tax	525	468	1,596	1,482
Advertising	318	292	1,109	1,150
Amortization of core deposit intangible	119	160	379	514
Other expenses	2,629	2,396	7,602	7,584

Total non-interest expenses	19,365	19,437	59,848	58,493

Income before income taxes	9,331	9,695	28,367	26,840
Income taxes	3,272	3,304	9,926	9,070

Net income	$6,059	$6,391	$18,441	$17,770

Comprehensive income	$8,335	$5,703	$18,674	$16,053

Earnings per share
Basic	$0.21	$0.22	$0.64	$0.62
Diluted	$0.21	$0.22	$0.63	$0.61
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Shares	Common	Retained	Comprehensive	Unearned Stock	Treasury
	Outstanding	Stock	Earnings	Income/(Loss)	Compensation	Stock	Total
			(Dollars in thousands, except share data)
Balance December 31, 2005	31,062	$143,896	$207,120	$(1,845)	$(13,108)	$(71,328)	$264,735

Comprehensive income:
Net income			18,441				18,441
Change in net unrealized gain/(loss) on securities, net of taxes of $125				233			233

Comprehensive income			18,441	233			18,674
Shares allocated to ESOP participants		1,319			1,366		2,685
Purchase of treasury stock	(196)					(2,298)	(2,298)
Exercise of stock options	96		(293)			1,019	726
Dividends paid, $0.27 per share			(7,804)				(7,804)

Balance September 30, 2006	30,962	$145,215	$217,464	$(1,612)	$(11,742)	$(72,607)	$276,718

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$18,441	$17,770
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,026	1,753
Net gains	(1,889)	(1,859)
Amortization of premiums and accretion of discounts	2,283	2,729
Depreciation and amortization	2,057	1,777
ESOP compensation	2,685	2,398
FHLB stock dividends	(1,047)	(821)
Decrease in trading securities	6,298	15,181
Decrease (increase) in margin accounts	15,609	(1,634)
Increase in interest receivable	(1,584)	(2,132)
(Increase) decrease in prepaid and other assets	(7,505)	85
Increase in interest payable	208	955
Net principal disbursed on loans held for sale	(161,206)	(161,863)
Proceeds from sale of loans held for sale	166,613	157,958
(Decrease) increase in other liabilities	(1,242)	188

Net cash from operating activities	42,747	32,485

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Available for sale securities	22,835	42,497
Proceeds from sale of:
Available for sale securities	—	20,883
Real estate owned and other repossessed assets	2,283	1,862
Commercial loan participations	—	1,500
Non-performing loans	210	6,173
Premises and equipment	532	167
Purchases of:
Securities available for sale	(30,470)	(40,266)
Net principal disbursed on loans	(1,615)	(31,852)
Loans purchased	(157,528)	(209,162)
Purchases of premises and equipment	(3,105)	(4,174)

Net cash from investing activities	(166,858)	(212,372)

Cash Flows from Financing Activities
Net increase (decrease) in NOW, savings and money market accounts	40,655	(82,591)
Net increase in certificates of deposit	67,417	180,123
Net decrease in advance payments by borrowers for taxes and insurance	(3,994)	(3,090)
Proceeds from FHLB advances	496,526	465,782
Repayment of FHLB advances	(494,860)	(376,082)
Net change in other borrowed funds	25,087	(2,713)
Dividends paid	(7,804)	(7,101)
Proceeds from the exercise of stock options	726	413
Purchase of treasury stock	(2,298)	(2,499)

Net cash from financing activities	121,455	172,242

Decrease in cash and cash equivalents	(2,656)	(7,645)
Cash and cash equivalents, beginning of period	37,545	40,281

Cash and cash equivalents, end of period	$34,889	$32,636

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings, net of amounts capitalized	$60,831	$39,618
Interest capitalized on borrowings	16	33
Income taxes	9,950	5,741
Supplemental schedule of noncash activities:
Loans transferred to the loan portfolio from held for sale	—	37,075
Transfers from loans to loans held for sale	—	64,999
Transfers from loans to real estate owned and other repossessed assets	3,485	3,642
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. BASIS OF PRESENTATION
United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. During 2003, Home Savings changed its charter to a state savings bank. Home Savings has 37 full service offices and five loan production offices throughout Ohio and Western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for two wholly owned subsidiaries: Butler, Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick has 21 office locations providing a full range of investment alternatives for individuals, businesses and not-for-profit organizations throughout Ohio and Western Pennsylvania.
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
The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, contained in United Community’s Form 10-K for the year ended December 31, 2005.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
     2. RECENT ACCOUNTING DEVELOPMENTS
In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 07, 08, 106 and 123(R)”. SFAS No. 158 requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. SFAS No. 158 requires an employer to (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status, (b) measure a plan’s assets and its obligations that determine its funded status at the end of the employer’s fiscal year and (c) recognize changes in the funded status of a defined postretirement plan in the year in which the changes occur. Those changes will be reported in the comprehensive business of the entity. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for publicly traded companies like United Community. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Management has not determined the impact that SFAS No. 158 will have on United Community’s statement of financial position at December 31, 2006 or on United Community’s comprehensive income for the twelve months ended December 31, 2006.
In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value , establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on United Community’s financial statements.
In July 2006, the Emerging Issues Task Force (EITF) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangement”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 31, 2007. At September 30, 2006, United Community and its subsidiaries owned $22.9 million of bank owned life insurance. The Company is evaluating the impact of this standard.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 108. This SAB expresses the SEC’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements for the purpose of a materiality assessment. SAB No. 108 is effective for fiscal years ending after November 15, 2006. Management does not expect that the adoption of this standard will have a material impact on United Community’s financial statements.
In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprises’ financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.
FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management is evaluating the impact this standard will have on United Community’s financial statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – An Amendment of SFAS No. 140”, which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. SFAS No. 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 is effective beginning January 1, 2007. Management does not expect that the adoption of this standard will have a material impact on United Community’s financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, an amendment to SFAS Nos. 133 and 140. This statement changes the accounting for various derivatives and securitized financial assets. This Statement will be effective for all financial instruments acquired, issued or subject to a remeasurement (new basis) event occurring after January 1, 2007. Management does not expect that the adoption of this standard will have a material impact on United Community’s financial statements.
     3. STOCK COMPENSATION
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
The adoption of SFAS 123(R) had no effect on reported amounts for the nine months ended September 30, 2006 and 2005 compared with amounts that would have been reported using the intrinsic value method under previous accounting for those periods.
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

	Nine Months Ended September 30, 2006
	Total Options Outstanding
	(Dollars in thousands)
		Weighted	Weighted
		Average	Average Fair
	Shares	Exercise Price	Value
Options outstanding, beginning of period	2,217,216	$9.59	$4.44
Granted	—	—	—
Exercised	(96,256)	7.55	4.77
Forfeited	(37,156)	12.73	—

Options outstanding and exercisable, end of period	2,083,804	$9.62	$4.43

The aggregate intrinsic value of all options outstanding and exercisable at September 30, 2006 was $5.6 million, or $2.70 per share. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2006 was $459,000, or $4.77 per share.
     4. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	September 30, 2006			December 31, 2005
	(Dollars in thousands)
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
U.S. Treasury and agency securities	$87,830	$15	$(1,003)	$88,799	$—	$(1,493)
Tax exempt municipal obligation	3	—	—	3	—	—
Equity securities	7,960	655	(33)	2,962	661	—
Mortgage-related securities	114,001	66	(2,260)	110,106	73	(2,159)

Total	$209,794	$736	$(3,296)	$201,870	$734	$(3,652)

United Community’s trading securities are carried at fair value and consist of the following:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Obligations of U.S. Government	$855	$2,531
State and municipal obligations	3,055	7,061
Corporate bonds, debentures and notes	—	224
Mutual funds, stocks and warrants	604	996

Total trading securities	$4,514	$10,812

     5. LOANS
Portfolio loans consist of the following:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$837,104	$749,362
Multifamily residential	156,321	154,702
Nonresidential	351,275	314,124
Land	21,287	14,979
Construction:
One- to four-family residential	413,067	389,558
Multifamily and non-residential	35,698	66,788

Total real estate	1,814,752	1,689,513
Consumer	344,972	323,515
Commercial	106,920	100,977

Total loans	2,266,644	2,114,005
Less:
Allowance for loan losses	16,582	15,723
Deferred loan fees, net	819	849

Total	17,401	16,572

Loans, net	$2,249,243	$2,097,433

Changes in the allowance for loan loss are as follows:

	As of or For the
	Nine Months	As of or For the
	ending	Year Ended
	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$15,723	$15,877
Provision for loan losses	3,026	3,028
Amounts charged off	(2,392)	(4,085)
Recoveries	225	903

Balance, end of period	$16,582	$15,723

Nonaccrual loans were $35.6 million and $24.3 million at September 30, 2006 and December 31, 2005, respectively. Restructured loans were $1.0 million at September 30, 2006 and $825,000 at December 31, 2005. Loans greater than 90 days past due and still accruing interest were $1.2 million and $563,000 at September 30, 2006 and December 31, 2005, respectively.

Impaired loans consist of the following:

	As of or For
	the Nine
	Months	As of or For
	Ended	the Year
	September 30,	Ended
	2006	December 31, 2005
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$3,732	$13,119
Impaired loans on which a specific valuation allowance was provided	18,856	4,573

Total impaired loans at period-end	$22,588	$17,692

Specific valuation allowances on impaired loans at period-end	$1,749	$667
Average impaired loans during the period	20,029	15,209
Interest income recognized on impaired loans during the period	249	386
Interest income received on impaired loans during the period	250	403
Interest income foregone based on original contract terms of impaired loans	1,518	1,503
     6. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $879.7 million at September 30, 2006 and $816.0 million at December 31, 2005.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	As of or For the
	Nine Months	As of or for the
	Ended	Year Ended
	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$6,923	$5,533
Originations	1,185	2,961
Amortized to expense	(1,256)	(1,571)
Impairment charges	(21)	—

Balance, end of period	$6,831	$6,923

Activity in the valuation allowance for mortgage servicing rights was as follows:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Balance, beginning of year	$—	$—
Impairment charges	21	—
Recoveries	—	—

Balance, end of period	$21	$—

Fair value of mortgage servicing rights as of September 30, 2006 was $6.8 million and at December 31, 2005 was $6.9 million.
Key economic assumptions in measuring the value of mortgage servicing rights at September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005
Weighted average prepayment rate	202 PSA	278 PSA
Weighted average life (in years)	4.66	5.11
Weighted average discount rate	8%	8%
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
Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Service cost	$1	$2
Interest cost	55	50
Expected return on plan assets	—	—
Net amortization of prior service cost	(1)	(1)
Recognized net actuarial gain	—	—

Net periodic benefit cost/(gain)	$55	$51

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.50%	5.75%

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Service cost	$1	$4
Interest cost	166	150
Expected return on plan assets	—	—
Net amortization of prior service cost	(1)	(1)
Recognized net actuarial gain	—	—

Net periodic benefit cost/(gain)	$166	$153

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.50%	5.75%

     8. SEGMENT INFORMATION
United Community has two principal segments, banking and investment services. Banking provides consumer and commercial banking services. Investment services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three and nine months ended September 30, 2006 and 2005 are as follows:

	For the Three Months Ended September 30, 2006
	Banking Services	Investment Services	Total
	(Dollars in thousands)
Interest income	$41,995	$469	$42,464
Interest expense	22,391	101	22,492
Provision for loan loss	1,475	—	1,475

Net interest income after provision for loan loss	18,129	368	18,497
Non-interest income	3,793	6,406	10,199
Non-interest expense	13,015	6,350	19,365

Income before tax	8,907	424	9,331
Income tax expense	3,121	151	3,272

Net income	$5,786	$273	$6,059

	For the Three Months Ended September 30, 2005
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$34,550	$556	$35,106
Interest expense	14,833	211	15,044
Provision for loan loss	702	—	702

Net interest income after provision for loan loss	19,015	345	19,360
Non-interest income	3,341	6,431	9,772
Non-interest expense	12,925	6,512	19,437

Income before tax	9,431	264	9,695
Income tax expense	3,206	98	3,304

Net income	$6,225	$166	$6,391

	For the Nine Months Ended September 30, 2006
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$121,324	$1,413	$122,737
Interest expense	60,673	366	61,039
Provision for loan loss	3,026	—	3,026

Net interest income after provision for loan loss	57,625	1,047	58,672
Non-interest income	9,752	19,791	29,543
Non-interest expense	40,262	19,586	59,848

Income before tax	27,115	1,252	28,367
Income tax expense	9,485	441	9,926

Net income	$17,630	$811	$18,441

	For the Nine Months Ended September 30, 2005
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$96,967	$1,755	$98,722
Interest expense	39,765	808	40,573
Provision for loan loss	1,753	—	1,753

Net interest income after provision for loan loss	55,449	947	56,396
Non-interest income	9,189	19,748	28,937
Non-interest expense	39,187	19,306	58,493

Income before tax	25,451	1,389	26,840
Income tax expense	8,576	494	9,070

Net income	$16,875	$895	$17,770

     9. EARNINGS PER SHARE
Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. There were stock options for 717,247 shares that were antidilutive for the period ending September 30, 2006 and 754,403 shares that were antidilutive for the period ending September 30, 2005.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands,		(Dollars in thousands,
	except per share data)		except per share data)
Net income applicable to common stock	$6,059	$6,391	$18,441	$17,770

Weighted average common shares outstanding	28,999	28,774	29,006	28,789
Dilutive effect of stock options	382	343	370	327

Weighted average common shares outstanding for dilutive computation	29,381	29,117	29,376	29,116

Basic earnings per share as reported	$0.21	$0.22	$0.64	$0.62
Diluted earnings per share as reported	$0.21	$0.22	$0.63	$0.61

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Selected financial ratios and other data: (1)

Performance ratios:
Return on average assets (2)	0.91%	1.05%	0.94%	1.00%
Return on average equity (3)	8.74%	9.75%	8.97%	9.16%
Interest rate spread (4)	2.75%	3.15%	2.92%	3.17%
Net interest margin (5)	3.18%	3.48%	3.33%	3.46%
Non-interest expense to average assets	2.92%	3.19%	3.06%	3.28%
Efficiency ratio (6)	63.89%	65.04%	65.22%	66.98%
Average interest-earning assets to average interest- bearing liabilities	112.08%	112.56%	112.45%	112.36%
Capital ratios:
Average equity to average assets	10.46%	10.76%	10.51%	10.88%
Equity to assets, end of period	10.36%	10.55%	10.36%	10.55%
Tier 1 leverage ratio	8.67%	8.53%	8.67%	8.53%
Tier 1 risk-based capital ratio	10.64%	10.16%	10.64%	10.16%
Total risk-based capital ratio	11.43%	10.94%	11.43%	10.94%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	1.68%	1.27%	1.68%	1.27%
Non-performing assets to average assets (8)	1.57%	1.20%	1.59%	1.23%
Non-performing assets to total assets at end of period	1.56%	1.18%	1.56%	1.18%
Allowance for loan losses as a percent of loans	0.73%	0.75%	0.73%	0.75%
Allowance for loan losses as a percent of non-performing loans (7)	43.78%	59.54%	43.78%	59.54%
Office data:
Number of full service banking offices	37	35	37	36
Number of loan production offices	5	6	5	6
Number of brokerage offices	20	12	20	12
Number of trust offices	2	2	2	2
Per share data:
Basic earnings per share (9)	$0.21	$0.22	$0.64	$0.62
Diluted earnings per share (9)	$0.21	$0.22	$0.63	$0.61
Book value (10)	$8.94	$8.43	$8.94	$8.43
Tangible book value (11)	$7.80	$7.27	$7.80	$7.27

Market value as a percent of book value (12)	142%	133%	142%	133%

(1)	Ratios for the three and nine month periods are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Nonperforming loans consist of loans ninety days past due, loans less than ninety days past due and not accruing interest and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate owned and other repossessed assets.

(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Market value divided by book value.

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
Comparison of Financial Condition at September 30, 2006 and December 31, 2005
Total assets increased by $142.0 million, or 5.6%, to $2.7 billion at September 30, 2006, compared to December 31, 2005. The net change in assets was primarily a result of increases of $151.8 million in net loans, $7.9 million in available for sale securities, $1.0 million in Federal Home Loan Bank stock, $1.6 million in accrued interest receivable, $1.2 million in real estate owned and other repossessed assets and $5.7 million in other assets. These increases were offset partially by decreases in margin accounts of $15.6 million, cash and cash equivalents of $2.7 million, trading securities of $6.3 million and loans held for sale of $3.5 million.
The majority of the change in the Company’s balance sheet is attributable to changes that occurred at Home Savings during the year, with the exception of the $15.6 million decrease in margin accounts, which relates to Butler Wick. Historically, Butler Wick had been a self-clearing investment services provider. In the third quarter of 2006, management of Butler Wick decided to outsource the clearing function in an effort to increase efficiency in the investment services business segment. The large changes in cash, trading securities, margin accounts, and repurchase agreements and other borrowings at Butler Wick are a direct result of the outsourcing of this function.
Cash and cash equivalents decreased $2.7 million, or 7.1%, during the first nine months of 2006. The reduction is attributable to decreases at Home Savings in currency to be delivered to branches of $3.7 million, branch vault cash of $1.2 million, cash on deposit at the Federal Reserve of $2.5 million and cash due from the Federal Reserve of $942,000. These decreases were offset by an increase in correspondent bank account balances at Home Savings of $1.0 million and an increase in cash on hand at Butler Wick of $4.3 million. The change in cash on hand at Butler Wick is a result of outsourcing the clearing function mentioned above.
The trading securities portfolio decreased $6.3 million, or 58.3%, to $4.5 million at September 30, 2006, from $10.8 million at December 31, 2005. This change was a result of decreases in Butler Wick’s portfolio of $5.8 million in municipal securities and $936,000 in government securities. Also contributing to the change was the third annual payout of Butler Wick retention plan assets in August 2006, which amounted to $491,000. Two annual installments remain in this plan.
Net available for sale securities increased $7.9 million, or 4.0%, from December 31, 2005 to September 30, 2006. Home Savings had purchases of $28.8 million to replace scheduled maturities and runoff within its portfolio while Butler Wick had purchases of $1.6 million. These purchases were offset by paydowns and maturities of $21.7 million at Home Savings and $1.1 million at Butler Wick. The remaining difference is primarily a result of changes in the market valuation of the portfolio, net of any amortization or accretion.
Net loans increased $151.8 million, or 7.2%, to $2.2 billion at September 30, 2006, compared to $2.1 billion at December 31, 2005. Real estate loans increased $132.8 million, consumer loans increased $21.5 million and commercial loans increased $5.9 million. These increases were primarily offset by a decrease in construction loans of $7.6 million.
Loans held for sale decreased $3.5 million, or 12.1%, to $25.6 million at September 30, 2006, compared to $29.1 million at December 31, 2005. Home Savings sells loans as part of its risk management strategy and anticipates doing so in the future. Home Savings also purchases loans, both for its portfolio and to be sold in the secondary market. If interest rates continue to rise, management anticipates fewer originations, which will result in fewer loan sales and possible reduced gains from those sales.
The allowance for loan losses increased to $16.6 million at September 30, 2006, from $15.7 million at December 31, 2005. The allowance for loan losses is monitored closely and may increase or decrease depending on a variety of factors such as levels and trends of delinquencies, chargeoffs and recoveries, non-performing loans, and potential risk in the portfolios. Management has developed and maintains an appropriate, systematic and consistently applied process to determine the amount of allowance and provision for loan losses. The allowance for loan losses as a percentage of net loans (coverage ratio) was 0.73% at September 30, 2006, compared to 0.74% at December 31, 2005. See Note 4 to the financial statements for a summary of the allowance for loan losses.

The total outstanding balance of all impaired loans was $22.6 million at September 30, 2006 as compared to $17.7 million at December 31, 2005. The net increase in impaired loans of $4.9 million during the period is a result of a greater number of construction loans aggregating $6.0 million becoming impaired along with one land loan totaling $3.0 million and two boat loans approximating $900,000 also becoming impaired. The total of these additional impaired loans were offset by fewer commercial loans totaling $5.0 million which ceased to be impaired. It should be noted that the increasing trend in nonperforming loans has not necessarily caused an increase in nonperforming loans during the period.
Non-performing assets include non-performing loans as well as real estate owned and other repossessed assets. Non-performing loans increased $12.2 million to $37.9 million during the first nine months of 2006. Real estate owned increased $770,000 to $2.5 million and repossessed assets increased $395,000 to $1.2 million. Total non-performing loans were 1.68% of net loans at September 30, 2006, up from 1.22% of net loans at December 31, 2005, primarily as a result of loans past due 90 days increasing $11.6 million. The allowance for loan losses as a percentage of non-performing loans was 43.8% at September 30, 2006, compared to 61.3% at December 31, 2005. Total non-performing assets were 1.56% of total assets at September 30, 2006, compared to 1.11% at December 31, 2005. Given the current economic environment of construction lending in its market area, Home Savings will monitor closely potential problem loans in an effort to mitigate the impact of non-performing loans on the allowance for loan losses.
Margin accounts decreased $15.6 million to $96,000 at September 30, 2006 compared to $15.7 million at December 31, 2005. The decrease is a result of the outsourcing of the clearing function at Butler Wick, as previously mentioned. Going forward, Butler Wick will not have these assets as they have become the property of the outsourced company. Butler Wick expects to realize operational savings as a result of this outsourcing strategy.
Federal Home Loan Bank stock increased $1.0 million to $25.1 million at September 30, 2006 compared to $24.0 million at December 31, 2005. This increase is attributable to a quarterly stock dividend received by Home Savings and is based on the number of shares held by Home Savings.
Accrued interest receivable increased $1.6 million, or 13.1%, to $13.6 million at September 30, 2006, compared to $12.1 million at December 31, 2005. Home Savings had increases of accrued interest due from mortgage loans of $1.4 million, consumer loans of $245,000 and commercial loans of $1.2 million, which were offset by reserves for uncollected interest on mortgage loans of $449,000, consumer loans of $111,000 and commercial loans of $759,000. The increase in the reserves for uncollected interest is directly affected by any increase in loans on non-accrual status. This, too, will be monitored closely as a component of non-performing loans.
Real estate owned and other repossessed assets changed $1.2 million during the first nine months of 2006. Real estate owned increased $770,000, or 45.1%, to $2.5 million at September 30, 2006 from $1.7 million at December 31, 2005. The primary reason for the increase is a result of $2.0 million being transferred from net loans to real estate owned, offset by sales of $1.3 million recognized in the first nine months of 2006. Repossessed assets increased $395,000, or 49.0%, to $1.2 million at September 30, 2006 from $807,000 at December 31, 2005. The primary reason for the increase was $1.5 million being transferred from net loans to repossessed assets, offset by sales of $1.0 million.
Other assets increased $5.7 million, or 35.3%, to $21.7 million at September 30, 2006 compared to $16.1 million at December 31, 2005. Home Savings had increases in adjustments from the Federal Reserve of $2.0 million, prepaid expenses of $827,000, ATM activity of $341,000, deferred federal income tax of $560,000, unprocessed loan payments of $268,000 and $389,000 in other accounts receivable. Butler Wick had increases in other assets of $6.0 million offset by decreases of $2.1 million in receivables due from customers and $3.5 million in receivables due from brokers. The change at Butler Wick is a result of the aforementioned outsourcing of the clearing function.
Total deposits increased $108.1 million, or 6.4% to $1.8 billion at September 30, 2006 from $1.7 billion at December 31, 2005. This increase was due mainly to a $120.3 million increase in money market accounts and a $67.4 million increase in certificates of deposit, offset by a decrease of $55.9 million in savings accounts and $23.8 million in demand deposit accounts.
Federal Home Loan Bank advances increased $1.7 million during the first nine months of 2006. The increase was a result of the maturities of $61.5 million in term advances and other principal payments offset by increases in overnight advances of $63.2 million. As term advances continue to mature, management will utilize the best funding source to help manage interest rate risk.
Repurchase agreements and other borrowed funds increased $25.1 million to $100.3 million at September 30, 2006 from $75.2 million at December 31, 2005. The increase is largely attributable to management’s decision to use alternative funding sources to fund loan growth and purchase of securities.

Advance payments by borrowers for taxes and insurance decreased during the first nine months of 2006 as a result of payments for real estate taxes and property insurance being made on behalf of customers of Home Savings. Also, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $1.5 million.
Accrued expenses and other liabilities decreased $1.0 million, or 7.2% from $14.6 million at December 31, 2005 to $13.5 million at September 30, 2006. Home Savings had decreases in accrued payroll expenses of $1.1 million, accrued payable for office checks not yet funded of $628,000 and accrued hospitalization expenses of $249,000. Butler Wick had a decrease in accrued payroll expenses of $486,000. Partially offsetting these decreases were increases in other liabilities, such as accrued federal income taxes and accrued liabilities for ATM transactions not yet settled.
Shareholders’ equity increased $12.0 million, to $276.7 million at September 30, 2006, from $264.7 million at December 31, 2005. Earnings from Home Savings and Butler Wick for the first nine months of 2006 were offset by dividend payments to shareholders of $7.8 million and an increase in treasury stock of $2.3 million, as a result of the purchase of 196,000 shares during the year.
Comparison of Operating Results for the Three Months Ended
September 30, 2006 and September 30, 2005
Net Income. Net income for the three months ended September 30, 2006, was $6.1 million, or $0.21 per diluted share, compared to net income of $6.4 million, or $0.22 per diluted share, for the three months ended September 30, 2005. During the third quarter of 2006, net interest income decreased $90,000 and the provision for loan losses increased $773,000. These decreases were offset by an increase in non-interest income of $427,000 and decreases in non-interest expense of $72,000 and provision for income taxes of $32,000. The Company’s annualized return on average assets and return on average equity were 0.91% and 8.74%, respectively, for the three months ended September 30, 2006. The annualized return on average assets and return on average equity for the comparable period in 2005 were 1.05% and 9.75%, respectively.
Net Interest Income. Net interest income for the quarter ended September 30, 2006, was $20.0 million compared to $20.1 million for the same period last year. Interest income increased $7.4 million for the third quarter of 2006 compared to the third quarter of 2005. The change in interest income was primarily due to an increase in income on net loans of $6.6 million as a result of an increase in the average balance of outstanding loans of $181.6 million and an increase in the yield earned on those loans. The average yield in interest earning assets increased 67 basis points to 6.76% for the three months ended September 30, 2006, compared to 6.09% for the three months ended September 30, 2005. Interest earned on loans held for sale increased minimally as a result of a lower yield received on a greater average balance of held for sale loans. Interest earned on available for sale securities increased $643,000 as the average balance of those assets grew by $35.0 million and the yield earned on those securities increased 58 basis points. Partially offsetting these increases was a decrease in interest earned on trading securities of $159,000 as a result of a decrease in the average balance of these assets mentioned above.
Total interest expense increased $7.4 million for the quarter ended September 30, 2006, as compared to the same quarter last year. The increase was due primarily to rising interest expense on deposits of $5.7 million and Federal Home Loan Bank advances of $913,000 and repurchase agreements and other borrowings of $800,000.
The primary cause of the increase in interest expense on deposits was an increase in interest paid on certificates of deposit which was $3.7 million greater in the third quarter of 2006 compared to the same period in 2005. Additionally, interest expense on NOW and money market accounts was $2.1 million higher in the third quarter of 2006 compared to the same period in 2005. Home Savings had an increase in the average balance of certificates of deposit of $153.5 million as well as an increase of 83 basis points paid on those deposits. The average balance of NOW and money market accounts increased $91.6 million and the rate paid on those deposits increased 204 basis points. The increase in interest expense on Federal Home Loan Bank advances was due primarily to an increase in the cost of those funds of 102 basis points. Interest expense on repurchase agreements and other borrowed funds increased primarily as a result of an increase of 146 basis points paid for those funds. Additionally, the average balance of repurchase agreements and other liabilities increased as management has decided to use these as alternative funding sources, as previously discussed.
The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the third quarter of last year. The interest rate spread for the three months ended September 30, 2006, was 2.75% compared to 3.15% for the quarter ended September 30, 2005. Net interest margin compressed 30 basis points to 3.18% for the three months ended September 30, 2006 compared to 3.48% for the same quarter in 2005.

	For the Three Months Ended September 30,
	2006 vs. 2005
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,090	$4,521	$6,611
Loans held for sale	(64)	194	130
Investment securities:
Trading	(310)	151	(159)
Available for sale	351	292	643
Margin accounts	78	(28)	50
FHLB stock	49	21	70
Other interest-earning assets	10	3	13

Total interest-earning assets	$2,204	$5,154	$7,358

Interest-bearing liabilities:
Savings accounts	20	(96)	(76)
NOW and money market accounts	1,791	294	2,085
Certificates of deposit	1,459	2,267	3,726
Federal Home Loan Bank advances	813	100	913
Repurchase agreements and other	585	215	800

Total interest-bearing liabilities	$4,668	$2,780	7,448

Change in net interest income			$(90)

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $773,000, to $1.5 million for the three months ended September 30, 2006, compared to $702,000 for the same period in 2005. The increased growth and composition of the loan portfolio has contributed to the increase in the loan loss provision. Additionally, a higher level of non-performing loans also has caused the loan loss provision to increase.
Non-interest Income. Non-interest income increased $427,000, or 4.4%, to $10.2 million for the three months ended September 30, 2006, from $9.8 million for the three months ended September 30, 2005, due to increases in brokerage commissions, loans sold, service fees and other charges, underwriting and investment banking, and other income. These increases were offset by a decrease in gains recognized on the Company’s trading portfolio.
Non-interest Expense. Total non-interest expense decreased $72,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. The decrease is due primarily to a reduction in equipment and data processing expenses and salaries and employee benefits and offset by increases in occupancy and other expenses.
Comparison of Operating Results for the Nine Months Ended
September 30, 2006 and September 30, 2005
Net Income. Net income for the nine months ended September 30, 2006, was $18.4 million, or $0.63 per diluted share, compared to net income of $17.8 million, or $0.61 per diluted share, for the nine months ended September 30, 2005. During the first nine months of 2006, net interest income increased $3.6 million and non-interest income increased $606,000. These increases were offset by increases in the provision for loan losses and in non-interest expenses. The Company’s annualized return on average assets and return on average equity were 0.94% and 8.97%, respectively, for the nine months ended September 30, 2006. The annualized return on average assets and return on average equity for the comparable period in 2005 were 1.00% and 9.16%, respectively.

Net Interest Income. Interest income for the nine months ended September 30, 2006, was $122.7 million compared to $98.7 million for the same period last year, an increase of $24.0 million. The increase in interest income was primarily due to an increase in income on net loans of $22.1 million as a result of an increase in the average balance of outstanding loans of $218.6 million and an increase in the yield earned on those loans. Interest earned on loans held for sale increased $313,000 as a result of a higher yield being earned on a greater outstanding balance of loans. Interest earned on available for sale securities increased $1.7 million as the average balance of those assets grew by $30.1 million. The average yield on interest earning assets increased 75 basis points to 6.63% for the nine months ended September 30, 2006, compared to 5.88% for the nine months ended September 30, 2005.
Total interest expense increased $20.5 million for the nine months ended September 30, 2006, as compared to the same period last year. The increase was primarily due to higher interest expense of $15.4 million on deposits, $3.1 million on Federal Home Loan Bank advances and $2.0 million in interest expense on repurchase agreements and other borrowings.
Interest expense on certificates of deposit was $10.8 million greater in the first nine months of 2006 compared to the same period in 2005 and was the primary reason for the increase in deposits interest expense. Also contributing to the increase was an increase in interest expense paid on NOW and money market accounts of $4.8 million. Home Savings had an increase in the average balance of certificates of deposit of $195.7 million as well as an increase of 69 basis points paid on those deposits. The average balance in NOW and money market accounts increased $45.3 million and the rate paid on these deposits increased 183 basis points. The increase in interest expense on Federal Home Loan Bank advances was due primarily to an increase in the cost of those funds of 97 basis points. Interest expense on repurchase agreements and other borrowings increased primarily as a result of an increase of 169 basis points paid for those funds. Additionally, the average balance of repurchase agreements and other liabilities increased as a result of management’s decision to use these alternative funding sources, as previously mentioned.
The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the first nine months of last year. The interest rate spread for the nine months ended September 30, 2006, was 2.92% compared to 3.17% for the nine months ended September 30, 2005. Net interest margin declined thirteen basis points to 3.33% for the nine months ended September 30, 2006 compared to 3.46% for the same period in 2005.

	For the Nine Months Ended September 30,
	2006 vs. 2005
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$11,408	$10,666	$22,074
Loans held for sale	27	286	313
Investment securities:
Trading	891	(1,464)	(573)
Available for sale	808	921	1,729
Margin accounts	202	(9)	193
FHLB stock	179	46	225
Other interest-earning assets	45	9	54

Total interest-earning assets	$13,560	$10,455	$24,015

Interest-bearing liabilities:
Savings accounts	(1)	(214)	(215)
NOW and money market accounts	4,352	418	4,770
Certificates of deposit	5,161	5,645	10,806
Federal Home Loan Bank advances	3,239	(137)	3,102
Repurchase agreements and other	1,025	978	2,003

Total interest-bearing liabilities	$13,776	$6,690	20,466

Change in net interest income			$3,549

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $1.3 million, to $3.0 million for the nine months ended September 30, 2006, compared to $1.8 million for the same period in 2005.
Non-interest Income. Non-interest income increased $606,000, or 2.1%, to $29.5 million for the nine months ended September 30, 2006, from $28.9 million for the nine months ended September 30, 2005, due to increases of $690,000 in brokerage commissions and $313,000 in service fees and other charges. The increase in brokerage commissions is a result of increased brokerage activity during the first nine months of 2006, compared to the first nine months of 2005. The increase in service fees and other charges is primarily a result of increases at Home Savings of collection fee income, demand deposit non-sufficient funds fees charged and extended overdraft fees. Service fees at Butler Wick also increased.
Non-interest Expense. Total non-interest expense increased $1.4 million to $59.8 million for the nine months ended September 30, 2006, from $58.5 million for the nine months ended September 30, 2005. The increase is due primarily to a $1.3 million increase in salaries and employee benefits as a result of changes to employment costs such as wages, employment taxes and contributions to the Company’s 401(k) and ESOP plans. Rising healthcare costs also contributed to the increase.
Federal Income Taxes. The provision for income taxes increased $856,000 as a result of higher pretax income for the first nine months of 2006 compared to the first nine months of 2005.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 2006 and 2005. Average balance calculations were based on daily balances.

	Three Months Ended September 30,
	2006			2005
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars In thousands)
Interest-earning assets:
Net loans (1)	$2,214,216	$38,763	7.00%	$2,032,602	$32,152	6.33%
Net loans held for sale	39,855	550	5.52%	29,980	420	5.60%
Investment securities:
Trading	4,546	58	5.10%	23,911	217	3.63%
Available for sale	210,831	2,335	4.43%	175,833	1,692	3.85%

Margin accounts	13,766	362	10.52%	15,486	312	8.06%
FHLB stock	24,699	357	5.78%	23,379	287	4.91%
Other interest-earning assets	3,750	39	4.16%	3,640	26	2.86%

Total interest-earning assets	2,511,663	42,464	6.76%	2,304,831	35,106	6.09%

Noninterest-earning assets	139,902			131,781

Total assets	$2,651,565			$2,436,612

Interest-bearing liabilities:
NOW and money market accounts	$351,001	$2,922	3.33%	$259,429	$837	1.29%
Savings accounts	207,388	217	0.42%	281,969	293	0.42%
Certificates of deposit	1,119,756	12,463	4.45%	966,216	8,737	3.62%
Federal Home Loan Bank advances	458,911	5,636	4.91%	486,223	4,723	3.89%
Repurchase agreements and other	103,938	1,254	4.83%	53,891	454	3.37%

Total interest-bearing liabilities	2,240,994	22,492	4.01%	2,047,728	15,044	2.94%

Noninterest-bearing liabilities	133,187			126,817

Total liabilities	2,374,181			2,174,545
Equity	277,384			262,067

Total liabilities and equity	$2,651,565			$2,436,612

Net interest income and interest rate spread		$19,972	2.75%		$20,062	3.15%

Net interest margin			3.18%			3.48%

Average interest-earning assets to average interest- bearing liabilities			112.08%			112.56%

(1)	Nonaccrual loans are included in the average balance.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine months ended September 30, 2006 and September 30, 2005. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,
	2006			2005
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars In thousands)
Interest-earning assets:
Net loans (1)	$2,165,063	$111,834	6.89%	$1,946,456	$89,760	6.15%
Net loans held for sale	41,353	1,538	4.96%	33,643	1,225	4.85%
Investment securities:
Trading	6,632	220	4.42%	35,753	793	2.96%
Available for sale	212,261	6,915	4.34%	182,206	5,186	3.79%

Margin accounts	15,253	1,069	9.34%	15,414	876	7.58%
FHLB stock	24,356	1,046	5.73%	23,110	821	4.74%
Other interest-earning assets	4,032	115	3.80%	3,580	61	2.27%

Total interest-earning assets	2,468,950	122,737	6.63%	2,240,162	98,722	5.88%

Noninterest-earning assets	137,274			136,882

Total assets	$2,606,224			$2,377,044

Interest-bearing liabilities:
NOW and money market accounts	$320,556	$6,982	2.90%	$275,301	$2,212	1.07%
Savings accounts	225,562	695	0.41%	295,146	910	0.41%
Certificates of deposit	1,101,721	34,498	4.18%	906,042	23,692	3.49%
Federal Home Loan Bank advances	449,178	15,517	4.61%	454,234	12,415	3.64%
Repurchase agreements and other	98,595	3,347	4.53%	63,008	1,344	2.84%

Total interest-bearing liabilities	2,195,612	61,039	3.71%	1,993,731	40,573	2.71%

Noninterest-bearing liabilities	136,609			124,639

Total liabilities	2,332,221			2,118,370

Equity	274,003			258,674

Total liabilities and equity	$2,606,224			$2,377,044

Net interest income and Interest rate spread		$61,698	2.92%		$58,149	3.17%

Net interest margin			3.33%			3.46%

Average interest-earning assets to average interest-bearing liabilities			112.45%			112.36%

(1)	Nonaccrual loans are included in the average balance.

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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended September 30, 2006, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter ended September 30, 2006
	NPV as % of portfolio value of assets			Next 12 months net interest income
Change
in rates
(Basis		Internal policy			Internal policy
points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change
+300	9.41%	5.00%	(2.58)%	$(7,064)	(15.00)%	(9.60)%
+200	10.37	6.00	(1.62)	(4,547)	(10.00)	(6.18)
+100	11.28	6.00	(0.70)	(2,149)	(5.00)	(2.92)
Static	11.99	7.00	—	—	—	—
(100)	12.25	6.00	0.26	2,239	(5.00)	3.04
(200)	11.85	6.00	(0.14)	3,470	(15.00)	4.71
(300)	11.05	5.00	(0.94)	2,726	(20.00)	3.70

Year ended December 31, 2005
	NPV as % of portfolio value of assets			Next 12 months net interest income
Change
in rates
(Basis		Internal policy			Internal policy
points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change
+300	11.90%	5.00%	(1.35)%	$322	(15.00)%	0.43%
+200	12.45	6.00	(0.80)	390	(10.00)	0.52
+100	12.88	6.00	(0.36)	(276)	(5.00)	(0.37)
Static	13.24	7.00	—	—	—	—
(100)	13.08	6.00	(0.16)	(649)	(5.00)	(0.87)
(200)	12.38	6.00	(0.86)	(3,638)	(15.00)	(4.89)
(300)	10.98	5.00	(2.26)	(10,678)	(20.00)	(14.37)
Due to changes in the composition of Home Savings’ funding mix and management’s expectations for interest rates in the future, Home Savings has become more sensitive to rising rates than falling rates. This increased sensitivity is still within Board approved limitations. Management is comfortable with Home Savings’ interest rate risk position and with its outlook for interest rates over the next year.
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
ITEM 4. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-14(c)/15d-14(c) of the Securities Exchange Act of 1934) as of September 30, 2006. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended September 30, 2006, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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
ITEM 1A — Risk Factors
There have been no significant changes in the Company’s risk factors as outlined in the Company’s form 10K for the period ending December 31, 2005.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of	Average Price	Announced Plans or	Purchased Under the Plans
Period	Shares Purchased	Paid per Share	Programs	or Programs
7/1 to 7/31/2006	—	$—	—	435,547	(1)

8/1 to 8/31/2006	7,500	12.05	7,500	428,047

9/1 to 9/30/2006	—	—	—	428,047

Total	7,500	$12.05	7,500	428,047

(1)	On April 21, 2003, United Community announced that its Board of Directors had approved a plan to repurchase 1,000,000 shares of stock.
ITEM 6 — Exhibits
          Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: November 8, 2006	/S/ Douglas M. McKay

Douglas M. McKay, Chief Executive Officer

Date: November 8, 2006	/S/ Patrick A. Kelly

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