Form 10-K
period 2006-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2007-03-15
CIK 707886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-024399
UNITED COMMUNITY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Ohio	34-1856319
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
275 West Federal Street, Youngstown, Ohio	44503 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number:
(330) 742-0500

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common shares, no par value per share
(Title of Class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 30, 2006 was approximately $340.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 9, 2007, there were 30,895,961 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K — Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders

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

As a unitary thrift holding company, United Community is subject to regulation, supervision and examination by the Office of Thrift Supervision (OTS), the Division of Financial Institutions of the Ohio Department of Commerce (Division) and the SEC. United Community’s primary activity is holding the common shares of Home Savings and Butler Wick. Consequently, the following discussion focuses primarily on the business of Home Savings and Butler Wick.

Home Savings was organized as a mutual savings association under Ohio law in 1889. During 2003, Home Savings changed its charter from a state-chartered savings and loan association to a state-chartered savings bank. Home Savings is subject to supervision and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Division. Home Savings is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and the deposits of Home Savings are insured up to applicable limits by the FDIC.

Home Savings conducts business from its main office located in Youngstown, Ohio, 37 full-service branches and five loan production offices located throughout Ohio and western Pennsylvania. The principal business of Home Savings is the origination of mortgage loans, including construction loans on residential and nonresidential real estate located in Home Savings’ primary market area, which consists of Ashland, Columbiana, Cuyahoga, Erie, Franklin, Geauga, Hancock, Huron, Lake, Mahoning, Montgomery, Portage, Richland, Sandusky, Seneca, Stark, Summit and Trumbull Counties in Ohio and Beaver County in Pennsylvania. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under “Investment Activities.” Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB and maturities of securities.

Interest on loans and other investments is Home Savings’ primary source of income. Home Savings’ principal expense is interest paid on deposit accounts and other borrowings and salaries and benefits paid to employees. Operating results are dependent to a significant degree on the net interest income of Home Savings, which is the difference between interest earned on loans and other investments and interest paid on deposits and borrowed funds. Like most financial institutions, Home Savings’ interest income and interest expense are affected significantly by general economic conditions and by the policies of various regulatory authorities.

Butler Wick is the parent company for two wholly-owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick conducts business from its main office located in Youngstown, Ohio and 20 offices located in northeastern Ohio and western Pennsylvania. Butler Wick primarily sells common and preferred stocks, but also offers an array of government, corporate and municipal bonds, unit trusts, mutual funds, IRAs, money market accounts and certificates of deposit. Butler Wick also offers a full line of life insurance and annuity products, personal and corporate financial planning, estate planning, pension and profit sharing plan services.

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

LENDING ACTIVITIES

General.  Home Savings’ principal lending activity is the origination of conventional real estate loans secured by real estate located in Home Savings’ primary market area, including single family residences, multifamily residences and nonresidential real estate, including construction projects. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans, including home equity loans, education loans, loans secured by savings accounts, motor vehicles, boats and recreational vehicles and unsecured loans.

Loan Portfolio Composition.  The following table presents certain information regarding the composition of Home Savings’ loan portfolio at the dates indicated:

	At December 31,
	2006		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)

Real estate loans:
Permanent loans:
One- to four-family residential	$854,829	37.65%	$749,362	35.44%	$690,413	37.68%	$599,370	37.62%	$884,950	59.13%
Multifamily residential	163,541	7.20	154,702	7.32	153,011	8.35	148,362	9.31	78,298	5.23
Non-residential	348,528	15.35	314,124	14.86	289,755	15.81	291,588	18.30	226,399	15.13
Land	26,684	1.18	14,979	0.71	14,701	0.80	14,147	0.89	5,812	0.39

Total permanent	1,393,582	61.38	1,233,167	58.33	1,147,880	62.64	1,053,467	66.12	1,195,459	79.88
Construction loans:
One- to four-family residential	388,926	17.13	389,558	18.43	301,193	16.44	244,837	15.37	73,047	4.88
Multifamily and non-residential	25,215	1.11	66,788	3.16	47,230	2.58	27,586	1.73	27,625	1.85

Total construction	414,141	18.24	456,346	21.59	348,423	19.01	272,423	17.10	100,672	6.73

Total real estate loans	1,807,723	79.62	1,689,513	79.92	1,496,303	81.65	1,325,890	83.22	1,296,131	86.61
Consumer loans:
Home equity	220,679	9.72	196,986	9.32	133,441	7.28	134,053	8.41	109,671	7.33
Auto	36,605	1.61	42,975	2.03	58,148	3.17	48,219	3.03	36,052	2.41
Marine	19,218	0.85	23,434	1.11	31,622	1.73	22,987	1.44	63	0.00
RV	59,642	2.63	48,108	2.27	27,330	1.49	15	0.00	25	0.00
Other(1)	9,463	0.42	12,012	0.57	17,105	0.94	13,488	0.85	10,085	0.68

Total consumer	345,607	15.23	323,515	15.30	267,646	14.61	218,762	13.73	155,896	10.42
Commercial loans	116,952	5.15	100,977	4.78	68,523	3.74	48,570	3.05	44,470	2.97

Total loans	2,270,282	100.00%	2,114,005	100.00%	1,832,472	100.00%	1,593,222	100.00%	1,496,497	100.00%

Less net items	16,723		16,572		16,496		16,728		18,284

Total loans, net	$2,253,559		$2,097,433		$1,815,976		$1,576,494		$1,478,213

(1)	Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

Loan Maturity.  The following table sets forth certain information as of December 31, 2006, regarding the dollar amount of construction and commercial loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments or scheduled repayments.

	Principal Repayments Contractually
	Due in the Years Ended December 31,
			2012 and
	2007	2008-2011	Thereafter	Total
	(Dollars in thousands)

Construction loans:
One- to four-family residential	$357,736	$537	$30,653	$388,926
Multifamily and non-residential	7,233	9,693	8,289	25,215

	364,969	10,230	38,942	414,141
Commercial loans	71,108	37,492	8,352	116,952

Total	$436,077	$47,722	$47,294	$531,093

The next table sets forth the dollar amount of all loans reported above as due after December 31, 2007, which have fixed or adjustable interest rates:

Due After December 31, 2007
(Dollars in thousands)

Fixed rate	$53,839
Adjustable rate	41,177

$95,016

Loans Secured by One- to Four-Family Real Estate.  Home Savings originates conventional loans secured by first mortgages on one- to four-family residences primarily located within Home Savings’ primary market area. At December 31, 2006, Home Savings’ one- to four-family residential real estate loans totaled approximately $854.8 million, or 37.7% of total loans. At December 31, 2006, $9.0 million, or 1.1%, of Home Savings’ one- to four-family loans, were nonperforming.

Home Savings currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans (ARMs) for terms of up to 40 years. Although Home Savings’ loan portfolio includes a significant amount of 30-year fixed-rate loans, most fixed rate loans are originated for sale. The interest rate adjustment periods on ARMs are typically one, three or five years. The maximum interest rate adjustment on most of the ARMs is 2.0% on any adjustment date and a total of 6.0% over the life of the loan. The interest rate adjustments on three-year and five-year ARMs presently offered by Home Savings are indexed to the weekly average rate on the one-year U.S. Treasury securities. Rate adjustments are computed by adding a stated margin to the index.

FDIC regulations and Ohio law limit the amount that Home Savings may lend in relationship to the appraised value of the real estate and improvements that secure the loan at the time of loan origination. In accordance with such regulations, Home Savings makes loans on one- to four-family residences of up to 100% of the value of the real estate and improvements (LTV). Home Savings typically requires private mortgage insurance on the portion of the principal amount of the loan that exceeds 85% of the appraised value of the property securing the loan.

Under certain circumstances, Home Savings will offer loans with LTV’s exceeding 80% without private mortgage insurance. Such loans involve a higher degree of risk because, in the event of a borrower default, the value of the underlying collateral may not satisfy the principal and interest outstanding on the loan. To reduce this risk, Home Savings underwrites all such loans to Freddie Mac and Fannie Mae underwriting guidelines. At December 31, 2006, these loans totaled $110.7 million, $851,000 of which was nonperforming.

From time-to-time, Home Savings originates interest-only loans, but these loans are sold immediately after origination. Currently, no interest-only one- to four-family loans are contained in Home Savings portfolio.

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

Multifamily lending generally is considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home Savings attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guaranties on loans made to corporations, limited liability companies and partnerships. Home Savings requires borrowers to submit financial statements annually to enable management to monitor the loan and requires an assignment of rents from borrowers.

At December 31, 2006, loans secured by multifamily properties totaled approximately $163.5 million, or 7.2% of total loans. The largest loan had a principal balance of $11.7 million and was performing according to its terms. There were approximately $2.6 million in multifamily loans that were considered nonperforming at December 31, 2006.

Loans Secured by Nonresidential Real Estate.  Home Savings originates loans secured by nonresidential real estate including shopping centers, office buildings, hotels and motels. Home Savings’ nonresidential real estate loans have adjustable rates, terms of up to 25 years and, generally, LTVs of up to 75%. The majority of such properties are located within Home Savings’ primary lending area.

Nonresidential real estate lending generally is considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, obtaining personal guaranties by the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property’s valuation.

At December 31, 2006, Home Savings’ largest loan secured by nonresidential real estate had a balance of $9.3 million and was performing according to its terms. At December 31, 2006, approximately $348.5 million, or 15.4% of Home Savings’ total loans, was secured by mortgages on nonresidential real estate, of which $13.9 million were considered nonperforming.

Loans Secured by Vacant Land.  Home Savings also originates a limited number of loans secured by vacant land for the construction of single-family houses. Home Savings’ land loans generally are fixed-rate loans for terms up to five years and require a LTV of 75% or less. At December 31, 2006, approximately $26.7 million, or 1.2%, of Home Savings’ total loans were land loans, a majority of which were loans to individuals intending to construct and occupy single-family residences on the properties. Nonperforming land loans totaled $6.7 million at December 31, 2006.

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

At December 31, 2006, Home Savings had approximately $414.1 million, or 18.2% of its total loans, invested in construction loans, including $388.9 million in one- to four-family residential construction and approximately $25.2 million in multifamily and nonresidential construction loans. Approximately 83.9% of Home Savings’ residential construction loans are made to builders for homes for which the builder does not have a contract with a buyer. Home Savings, however, limits the number of outstanding loans to each builder on unsold homes under construction.

Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. Loan funds are advanced upon the security of the project under construction. In the event a default on a construction loan occurs and foreclosure follows, Home Savings usually will take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

Nonperforming construction loans at December 31, 2006, totaled $14.4 million.

Consumer Loans.  Home Savings originates various types of consumer loans, including home equity loans, vehicle loans, education loans, recreational vehicle loans, marine loans, overdraft protection loans, loans to individuals secured by demand accounts, deposits and other consumer assets and unsecured loans. Consumer loans are made at fixed and adjustable rates of interest and for varying terms based on the type of loan. At December 31, 2006, Home Savings had approximately $345.6 million, or 15.2% of its total loans, invested in consumer loans.

Home Savings generally makes closed-end home equity loans in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 95% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable and fixed rates of interest. Fixed-rate home equity loans have terms of ten years but can be called after five years. Rate adjustments on adjustable home equity loans are determined by adding a 1.25% margin to the current prime interest rate for loans on residences of up to 80% LTV or by adding a 1.50% margin to the current prime interest rate for loans on residences of up to 90% LTV to the one-year U.S. Treasury index. At December 31, 2006, approximately $220.7 million, or 63.9%, of Home Savings’ consumer loan portfolio consisted of home equity loans. Consumer loans secured by a deposit or savings account are made for up to 100% of the principal balance of the account and generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

For new automobiles, loans are originated for up to 110% of the MSRP value of the car with terms of up to 72 months, and, for used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A) retail value of the car model and a term of up to 66 months. Most automobile loans are originated indirectly by approved auto dealerships. At December 31, 2006, automobile loans totaled $36.6 million, or 10.6%, of Home Savings’ consumer loan portfolio.

Loans for recreational vehicles may be either originated or purchased by Home Savings. Recreational vehicle loans are originated for up to 85% of the selling price on new vehicles and 90% of the N.A.D.A retail value of used units with terms of up to 20 years. Loans are generally fixed for the first seven years and change to an adjustable rate loan for the remaining term. At December 31, 2006, recreational vehicle loans totaled $59.6 million, or 17.3%, of Home Savings’ consumer loan portfolio.

Nonperforming consumer loans at December 31, 2006, amounted to $3.2 million.

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

At December 31, 2006, Home Savings had approximately $117.0 million, or 5.2% of total loans, invested in commercial loans. The majority of these loans are secured by inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings also originates unsecured commercial loans including lines of credit for periods of less than 12 months, short-term loans and, occasionally, term loans for periods of up to 36 months. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, if any. Home Savings had $59.4 million in unsecured commercial loans as of December 31, 2006.

Commercial loans generally entail greater risk than real estate lending. The repayment of commercial loans typically is dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

Nonperforming commercial loans at December 31, 2006, amounted to $3.0 million.

Loan Solicitation and Processing.  The lending activities of Home Savings are subject to the written, non-discriminatory underwriting standards and loan origination procedures approved by Home Savings’ Board of Directors (Board). Loan originations generally are obtained from existing customers and members of the local community and from referrals by real estate brokers, lawyers, accountants and current and former customers. Home Savings also advertises in the local print media, radio and on television.

Each of Home Savings’ 37 offices and five loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings’ Underwriting Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by one of Home Savings’ in-house licensed appraisers or an approved independent fee appraiser. For certain large nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by Home Savings’ chief appraiser. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Commercial, residential and nonresidential real estate loans up to $1.0 million may be approved by an authorized executive officer. Loan requests of $1.0 million to $15.0 million require the approval of the Loan Committee. All loans of $15.0 million or more require approval by three executive officers and a majority of the Board.

Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Home Savings as an insured mortgagee. Home Savings generally obtains a title guarantee or title insurance on real estate loans.

The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Home Savings also evaluates the feasibility of the proposed construction project and the experience and record of the builder. Once approved, the construction loan is disbursed in installments based upon periodic inspections of the construction progress.

Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral, if any.

Loan Originations, Purchases and Sales.  Home Savings’ residential loans generally are made on terms and conditions and documented to conform to the secondary market guidelines for sale to the Federal Home Loan Mortgage Company (FHLMC) and other institutional investors in the secondary market. Education loans are sold to the Student Loan Marketing Association. Home Savings does not originate first mortgage loans insured by the Federal Housing Authority or guaranteed by the Veterans Administration, but it has purchased such loans as well as participation interests in such loans.

Home Savings generally retains the servicing rights on the sale of loans originated in the geographic area surrounding its full service branches. Home Savings anticipates continued participation in the secondary mortgage loan market to maintain its desired risk profile.

At December 31, 2006, Home Savings had $96.7 million of outstanding commitments to make loans, $162.5 million available to borrowers under consumer and commercial lines of credit and $37.9 million available in the OverdraftPrivledgetm program. At December 31, 2006, Home Savings had $223.7 million in undisbursed funds related to construction loans in process.

During 2003, Home Savings entered into an agreement to purchase one- to four-family construction loans from another institution. Loans purchased under this agreement earn a floating rate of interest, are guaranteed as to principal and interest by a third party and are for the purpose of constructing either pre-sold or market homes. At

December 31, 2006, approximately $88.9 million was outstanding under this program. Home Savings anticipates continuing purchases of loans under this arrangement in 2007.

During 2003, Home Savings entered into an agreement to purchase one- to four-family construction loans from another institution. Loans purchased under this agreement earn a floating rate of interest, are guaranteed as to principal and interest by a third party and may be for the purpose of constructing either pre-sold or speculative homes. Home Savings continued to purchase loans under this program in 2006 and had approximately $88.9 million outstanding at December 31, 2006. This represents a decrease of $12.7 million over the outstanding balance of $101.7 million included in net loans as of December 31, 2005.

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

Based on such limits, Home Savings could lend approximately $37.3 million to one borrower at December 31, 2006. The largest amount Home Savings had outstanding to one borrower at December 31, 2006, was $23.2 million, which consisted of 14 loans secured primarily by mortgages on non-residential and construction property. At December 31, 2006, these loans were performing in accordance with their terms.

Delinquent Loans, Nonperforming Assets and Classified Assets.  Home Savings attempts to maintain a high level of asset quality through sound underwriting policies and aggressive collection practices.

The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

	At December 31,
	2006			2005
			Percent of			Percent of
			Net			Net
	Number	Amount	Loans	Number	Amount	Loans
	(Dollars in thousands)

Loans delinquent for:
30-59 days	347	$32,315	1.43%	295	$19,098	0.90%
60-89 days	93	9,413	0.42	81	14,193	0.67
90 days or over	297	52,313	2.32	220	24,391	1.15

Total delinquent loans	737	$94,041	4.17%	596	$57,682	2.72%

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

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets at the dates indicated:

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Nonperforming loans:
Nonaccrual loans
Real estate loans:
One- to four-family residential	$8,977	$6,795	$6,511	$7,121	$7,567
Multifamily and nonresidential	16,569	6,368	2,880	1,315	2,049
Construction (net of loans in process) and land	20,858	4,732	1,350	1,724	3,141

Total real estate loans	46,404	17,895	10,741	10,160	12,757
Consumer	3,245	2,495	5,152	888	715
Commercial	2,997	3,889	4,960	1,933	952

Total nonaccrual loans	52,646	24,279	20,853	12,981	14,424
Restructured loans	1,385	825	1,329	1,853	1,271
Past due 90 days and still accruing	796	563	377	1,300	—

Total nonperforming loans	54,827	25,667	22,559	16,134	15,695
Real estate acquired through foreclosure and other repossessed assets	3,243	2,514	1,682	1,299	1,150

Total nonperforming assets	$58,070	$28,181	$24,241	$17,433	$16,845

Nonperforming loans as a percent of loans, net	2.43%	1.22%	1.24%	1.02%	1.06%
Nonperforming assets as a percent of total assets	2.15	1.11	1.06	0.84	0.85
Allowance for loan losses as a percent of nonperforming loans	30.92	61.26	70.38	93.66	96.20
Allowance for loan losses as a percent of loans, net	0.75	0.74	0.87	0.96	1.02

For 2006, approximately $5.2 million in additional interest income would have been recorded had nonaccrual and restructured loans been accruing pursuant to contractual terms. During 2006, interest collected on such loans and included in net income was approximately $1.7 million.

Nonperforming assets increased approximately $29.9 million, or 106.1%, to $58.1 million at December 31, 2006, from $28.2 million at December 31, 2005. At December 31, 2006, total nonperforming loans accounted for 2.43% of net loans receivable, compared to 1.22% at December 31, 2005. Total nonperforming assets were 2.15% of total assets as of December 31, 2006 up from 1.11% as of December 31, 2005.

Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of cost or net realizable value as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 2006, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $3.2 million and consisted of $2.1 million in single-family properties and $1.1 million in boats, recreational vehicles and automobiles.

In addition to the nonperforming loans identified above, other loans may be identified as having potential credit problems that result in those loans being classified by our internal loan review function. These potential problem loans, which have not exhibited the more severe weaknesses generally present in nonperforming loans, amounted to $16.5 million, net of applicable reserves, at December 31, 2006.

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

The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Balance at beginning of period	$15,723	$15,877	$15,111	$15,099	$11,480
Provision for loan losses	4,347	3,028	9,370	3,179	3,578
Charge-offs:
Real estate	(1,057)	(996)	(1,016)	(2,111)	(347)
Consumer	(2,334)	(2,848)	(6,177)	(650)	(410)
Commercial	(47)	(241)	(1,867)	(579)	(1,210)

Total charge-offs	(3,438)	(4,085)	(9,060)	(3,340)	(1,967)

Recoveries:
Real estate	35	53	325	94	71
Consumer	283	848	72	41	65
Commercial	5	2	59	38	3

Total recoveries	323	903	456	173	139

Net charge-offs	(3,115)	(3,182)	(8,604)	(3,167)	(1,828)
Acquisition of Potters Bank	—	—	—	—	1,869

Balance at end of year	$16,955	$15,723	$15,877	$15,111	$15,099

Ratio of net charge-offs to average net loans	(0.14)%	(0.16)%	(0.50)%	(0.21)%	(0.12)%

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

	At December 31,
	2006		2005		2004		2003		2002
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)

Real estate loans	$8,780	79.63%	$9,683	79.92%	$10,559	81.65%	$10,796	83.22%	$11,017	86.61%
Consumer loans	5,147	15.22	3,378	15.30	3,615	14.61	2,670	13.73	1,947	10.42
Commercial loans	3,028	5.15	2,662	4.78	1,703	3.74	1,645	3.05	2,135	2.97

Total	$16,955	100.00%	$15,723	100.00%	$15,877	100.00%	$15,111	100.00%	$15,099	100.00%

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

The following table presents the amortized cost, fair value and weighted average yield of securities at December 31, 2006 by maturity:

	At December 31, 2006
	No Stated						Five Years
	Maturity		One Year or Less		After One Year through Five Years		through Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)

Securities:
U.S Government agencies and corporations	$—	—%	$30,319	3.50%	$37,849	4.35%	$29,339	5.31%
Mortgage-related securities	—	—	42	7.41	546	8.02	17,323	4.56
Other securities(a)	7,337	4.38	—	—	—	—	—	—

Total securities	$7,337	4.38%	$30,361	3.51%	$38,395	4.40%	$46,662	5.03%

	At December 31, 2006
	After Ten Years		Total
	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Value
	(Dollars in thousands)

Securities:
U.S. Government agencies and corporations	$—	—%	$97,507	4.37%	$96,848
Mortgage-related securities	116,646	4.96	134,557	4.92	132,818
Other securities(a)	—	—	7,337	4.38	7,866

Total securities	$116,646	4.96%	$239,401	4.68%	$237,532

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

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

	At December 31, 2006			For the Year Ended December 31, 2006
		Percent	Weighted		Percent	Weighted
		of Total	Average	Average	of Average	Average
	Amount	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)

Noninterest bearing demand	$102,509	5.62%	—%	$96,067	5.47%	—%
Checking and money market accounts	370,980	20.35	3.37	330,856	18.83	3.04
Savings accounts	195,331	10.72	0.41	218,590	12.44	0.41
Certificates of deposit	1,154,115	63.31	4.66	1,111,602	63.26	4.29

Total deposits	$1,822,935	100.00%	3.68%	$1,757,115	100.00%	3.34%

	For the Year Ended December 31, 2005			For the Year Ended December 31, 2004
		Percent	Weighted		Percent	Weighted
	Average	of Average	Average	Average	of Average	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate
			(Dollars in thousands)

Noninterest bearing demand	$89,483	5.64%	—%	$75,157	5.13%	—%
Checking and money market accounts	269,652	17.00	1.20	302,936	20.67	0.79
Savings accounts	287,714	18.15	0.42	314,588	21.46	0.43
Certificates of deposit	938,957	59.21	3.57	773,019	52.74	3.18

Total deposits	$1,585,806	100.00%	2.39%	$1,465,700	100.00%	1.93%

The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2006:

		Over	Over
	Up to	1 Year to	2 Years to
Rate	One Year	2 Years	3 Years	Thereafter	Total
		(Dollars in thousands)

2.00% or less	$6,480	$1,721	$2,143	$234	$10,578
2.01% to 4.00%	92,453	55,163	7,850	6,279	161,745
4.01% to 6.00%	787,242	53,990	34,285	106,226	981,743
Greater than 6.00%	32	17	—	—	49

Total certificates of deposit	$886,207	$110,891	$44,278	$112,739	$1,154,115

Percent of total certificates of deposit	76.79%	9.61%	3.83%	9.77%	100.00%

At December 31, 2006, approximately $886.2 million of Home Savings’ certificates of deposit mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $170.9 million are available from the FHLB. In the event Home Savings would be unable to keep these deposits, the use of alternative funding sources would be employed.

The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2006:

Maturity	Amount
(Dollars in thousands)

Three months or less	$50,510
Over 3 months to 6 months	67,618
Over 6 months to 12 months	90,141
Over 12 months	67,600

Total	$275,869

Based on past experience, management believes that a substantial percentage of the above certificates will be renewed with Home Savings at maturity.

The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)

Beginning balance	$1,681,844	$1,522,952
Net increase in deposits	81,914	122,020

Net deposits before interest credited	1,763,758	1,644,972
Interest credited	59,177	36,872

Ending balance	$1,822,935	$1,681,844

Net increase	$141,091	$158,892

Percent increase	8.39%	10.43%

Borrowings.  The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, the association will be eligible for 100% of the advances it would otherwise be eligible to receive. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2006, Home Savings was in compliance with the QTL test. Home Savings may borrow up to $636.2 million from the FHLB, and had $465.3 million in outstanding advances at December 31, 2006. Of the $465.3 million, a total of $10.0 million is callable quarterly and matures in February 2009.

Butler Wick borrows on a secured basis to fund its operations. Short-term bank loans bear interest at the federal funds rate plus 1% and are payable on demand. Short-term loans are collateralized fully by marketable securities from securities owned by Butler Wick. Butler Wick also has a margin account at the Company’s clearing firm. The margin account is fully collateralized by marketable securities owned by Butler Wick and held by the clearing firm and can be repaid at any time.

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

Butler Wick offers retail brokerage, asset management, and trust services to clients primarily in northeastern Ohio and western Pennsylvania. In each of these businesses, Butler Wick competes with both regional and national firms. As a fully-disclosed service broker, Butler Wick competes based on personal service rather than price. Butler Wick Trust Company is the only such locally owned and managed financial services provider.

EMPLOYEES

At December 31, 2006, Home Savings and Butler Wick had 616 and 191 full-time equivalent employees, respectively. Home Savings and Butler Wick believe that relations with their employees are good. Home Savings offers health, life and disability benefits to all employees, a 401(k) plan and an employee stock ownership plan for its eligible employees. Butler Wick offers health, life and disability benefits to all employees, a 401(k) plan, a profit sharing plan and a retention plan for its eligible employees.

REGULATION

United Community is a unitary thrift holding company within the meaning of the Home Owners Loan Act, as amended (HOLA), and is subject to regulation, examination, and oversight by the OTS, although there generally are no restrictions on the activities of United Community unless the OTS determines that there is reasonable cause to believe that an activity constitutes a serious risk to the financial safety, soundness, or stability of Home Savings. Home Savings is subject to regulation, examination, and oversight by the Division and the FDIC, and it also is subject to certain provisions of the Federal Reserve Act. Butler Wick is subject to regulation, examination and oversight by the SEC and NASD and the Division. United Community, Home Savings and Butler Wick are also subject to the provisions of the Ohio Revised Code applicable to corporations generally, including laws that restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

The OTS, the FDIC, the Division, the SEC and the NASD each have various powers to initiate supervisory measures or formal enforcement actions if United Community or the subsidiary they regulate does not comply with applicable regulations. If the grounds provided by law exist, the FDIC or the Division may place Home Savings in conservatorship or receivership. Home Savings also is subject to regulatory oversight under various consumer protection and fair lending laws that govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of Home Savings to open a new branch or engage in a merger.

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

Federal Reserve Board regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily checking accounts) up to $45.8 million (subject to an exemption of up to $8.5 million), and of 10% of net transaction accounts in excess of $45.8 million. At December 31, 2006, Home Savings was in compliance with its reserve requirements.

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

Federal law generally prohibits a unitary thrift holding company, such as United Community, from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company’s stock also may acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

Item 1A.	Risk Factors

Like all financial companies, United Community’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. However, conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may increase our credit risk. Such changes in the economy may have a negative impact on the ability of borrowers to repay their loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of our collateral. In addition, a substantial portion of our loans are to individuals and businesses in Ohio. Consequently, any decline in the state’s economy could have a materially adverse effect on our financial condition and results of operations.

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

The financial services industry is extensively regulated. Federal and state banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and are not necessarily intended to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. The significant federal and state banking regulations that affect us are described in this 10-K under the heading “Regulation.”

Our ability to pay cash dividends is limited.

We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common shares. The payment of dividends by Home Savings is subject to certain regulatory restrictions. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and Home Savings’ earnings, capital requirements, financial condition and other factors. Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our shareholders, there can be no assurance that dividend payments will continue or increase in the future.

The preparation of financial statements requires management to make estimates about matters that are inherently uncertain.

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. Two of the most critical estimates are the level of the allowance of loan losses and the valuation of mortgage servicing rights. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses, sustain loan losses that are significantly higher than the provided allowance, or recognize a significant provision for the impairment of mortgage servicing rights.

We face risks with respect to future expansion.

We may acquire other financial institutions in the future, and we may engage in de novo branch expansion. We may also consider and enter into new lines of business or offer new products or services. We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. Also, we may issue equity securities in connection with future acquisitions, which would dilute current shareholders’ ownership interests.

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

Home Savings owns it corporate headquarters building located in Youngstown, Ohio. Of Home Savings’ 37 branch offices, 30 are owned and the remaining offices are leased. Loan origination offices are leased under long-term lease agreements. Butler Wick leases its corporate headquarters located in Youngstown, Ohio under a long-term lease agreement. Its branch office locations and operations centers are also leased under long-term lease agreements. The information contained in Note 6 “Premises and Equipment” to the consolidated financial statements is incorporated herein by reference.

Item 3.	Legal Proceedings

United Community and its subsidiaries are parties to litigation arising in the normal course of business. While it is impossible to determine the ultimate resolution of these contingent matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There were 37,804,457 common shares of United Community stock issued and 30,937,461 shares outstanding and held by approximately 10,832 record holders as of February 28, 2007. United Community’s common shares are traded on The Nasdaq Stock Market® under the symbol “UCFC”. Quarterly stock prices and dividends declared are shown in the following table.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006
High	$13.13	$12.48	$13.22	$13.30
Low	11.38	11.06	11.25	12.00
Close	12.12	12.00	12.32	12.24
Dividends declared and paid	.09	.09	.09	.09
2005
High	$11.53	$11.75	$11.75	$12.50
Low	10.00	10.05	10.53	10.28
Close	11.09	10.94	11.22	11.81
Dividends declared and paid	0.0825	0.0825	0.0825	0.0825

The payment of dividends by United Community is limited by the ability of Home Savings to pay dividends to United Community. See the discussion of these limits in Note 13 to the consolidated financial statements.

There were no treasury share purchases during the fourth quarter of 2006.

Performance Graph

The following graph compares the cumulative total return on UCFC’s common shares since December 31, 2001, with the total return of an index of companies whose shares are traded on The Nasdaq Stock Market and an index of publicly traded thrift institutions and thrift holding companies. The graph assumes that $100 was invested in UCFC shares on December 31, 2001.

United Community Financial Corp.
Total Return Performance

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
United Community Financial Corp.	100.00	124.56	169.51	170.66	185.43	197.86
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58
SNL Thrift	100.00	119.29	168.88	188.16	194.80	227.07

Item 6.	Selected Financial Data

	At December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Selected financial condition data:
Total assets	$2,703,545	$2,528,850	$2,287,788	$2,073,833	$1,990,131
Cash and cash equivalents	35,637	37,545	40,281	81,155	110,936
Securities:
Trading, at fair value	10,786	10,812	32,316	15,600	5,060
Available for sale, at fair value	237,531	201,870	198,404	227,525	237,268
Loans held for sale	26,960	29,109	59,099	37,715	45,825
Loans, net	2,253,559	2,097,433	1,815,976	1,576,494	1,478,213
Federal Home Loan Bank stock, at cost	25,432	24,006	22,842	21,924	21,069
Cash surrender value of life insurance	23,137	22,260	21,406	20,496	—
Deposits	1,822,935	1,681,844	1,522,952	1,423,698	1,481,901
Borrowed funds	563,764	550,763	483,503	338,463	210,024
Total shareholders’ equity	281,333	264,735	252,352	279,836	274,569

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)

Summary of earnings:
Interest income	$165,430	$136,052	$113,441	$111,663	$125,960
Interest expense	84,428	57,296	40,378	40,252	54,236

Net interest income	81,002	78,756	73,063	71,411	71,724
Provision for loan losses	4,347	3,028	9,370	3,179	3,578

Net interest income after provision for loan losses	76,655	75,728	63,693	68,232	68,146
Non-interest income	40,274	38,260	36,109	40,845	31,806
Non-interest expenses	79,818	78,881	72,834	73,572	68,359

Income before income taxes	37,111	35,107	26,968	35,505	31,593
Income taxes	13,000	11,910	9,103	12,565	10,776

Net income	$24,111	$23,197	$17,865	$22,940	$20,817

	At or for the Year Ended December 31,
	2006	2005	2004	2003	2002

Selected financial ratios and other data:
Performance ratios:
Return on average assets(1)	0.92%	0.96%	0.83%	1.15%	1.04%
Return on average shareholders’ equity(2)	8.72	8.89	7.01	8.27	7.74
Interest rate spread(3)	2.83	3.15	3.34	3.51	3.36
Net interest margin(4)	3.26	3.47	3.60	3.81	3.79
Non-interest expense to average assets	3.04	3.27	3.37	3.70	3.74
Efficiency ratio(5)	65.33	67.00	65.87	65.29	64.52
Average interest earning assets to average interest bearing liabilities	112.41	112.41	113.16	114.24	114.98
Capital ratios:
Average equity to average assets	10.53	10.83	11.78	13.95	13.48
Shareholders’ equity to assets at year end	10.41	10.47	11.03	13.49	13.80
Tier 1 leverage ratio	7.68	8.36	8.36	8.22	8.05
Tier 1 risk-based capital ratio	9.49	10.08	9.92	9.64	11.64
Total risk-based capital ratio	11.70	10.86	10.79	10.56	12.61
Asset quality ratios:
Nonperforming loans to loans, net(6)	2.43	1.22	1.24	1.02	1.06
Nonperforming assets to total assets at year end(7)	2.15	1.11	1.06	0.84	0.85
Allowance for loan losses as a percent of loans	0.75	0.74	0.87	0.96	1.02
Allowance for loan losses as a percent of nonperforming loans(6)	30.92	61.26	70.38	93.66	96.20
Number of:
Loans	46,333	43,630	41,690	37,668	37,872
Deposits	189,588	183,565	173,997	169,920	173,528
Per share data:
Basic earnings(8)	$0.83	$0.81	$0.61	$0.73	$0.65
Diluted earnings(8)	0.82	0.80	0.60	0.72	0.65
Book value(9)	9.08	8.52	8.09	8.21	7.79
Dividend per share	0.36	0.33	0.30	0.30	0.30
Dividend payout ratio(10)	43.90%	41.25%	50.00%	41.67%	46.15%

(1)	Net income divided by average total assets.

(2)	Net income divided by average total equity.

(3)	Difference between weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities.

(4)	Net interest income as a percentage of average interest earning assets.

(5)	Non-interest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and non-interest income, excluding gains and losses on securities and other.

(6)	Nonperforming loans consist of loans ninety days past due, loans less then ninety days past due and not accruing and restructured loans.

(7)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans and other repossessed assets.

(8)	Net income divided by average number of basic or diluted shares outstanding.

(9)	Shareholders’ equity divided by number of shares outstanding.

(10)	Historical per share dividends declared and paid for the year divided by the diluted earnings per share for the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

United Community Financial Corp. (United Community) was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) issued upon the conversion of Home Savings from a mutual savings association to a permanent capital stock savings association (Conversion). The Conversion was completed on July 8, 1998. On August 12, 1999, United Community acquired Butler Wick Corp. (Butler Wick).

The following discussion and analysis of the financial condition and results of operations of United Community and its subsidiaries should be read in conjunction with the consolidated financial statements, and the notes thereto, included in this Annual Report.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipate,” “plan,” “expect,” “believe,” and similar expressions as they relate to United Community or its management are intended to identify such forward looking statements. United Community’s actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations and rapidly changing technology affecting financial services.

Changes in Financial Condition

Total assets increased $174.7 million, or 6.9%, from $2.5 billion at December 31, 2005 to $2.7 billion at December 31, 2006. The net change in assets consisted of increases of $156.1 million, or 7.4%, in net loans, $35.7 million in available for sale securities, $1.7 million in accrued interest receivable, $1.4 million in premises and equipment and $1.4 million in Federal Home Loan Bank stock. These increases were offset partially by decreases of $2.1 million in loans held for sale and $15.7 million in margin accounts. Total liabilities increased $158.1 million, or 7.0%, primarily as a result of increases of $135.5 million in interest bearing deposits, $23.3 million in repurchase agreements and other borrowings and $5.6 million in non-interest bearing deposits. United Community expects this growth trend to continue into 2007.

Funds not currently utilized for general corporate purposes are invested in overnight funds and securities. Cash and cash equivalents decreased $1.9 million, or 5.1%, to $35.6 million at December 31, 2006, compared to $37.5 million at December 31, 2005. The decrease is primarily a result of increased investments in securities.

Trading securities decreased $26,000 from December 31, 2005 to December 31, 2006 resulting from a change in investments in Butler Wick’s trading portfolio. Additionally, trading securities held by United Community for the Butler Wick Retention Plan decreased as the third annual payout of retention plan assets in the amount of $491,000 occurred in August 2006. Two annual installments remain in this plan. Refer to note 15 of the consolidated financial statements for further discussion of the retention plan.

Available for sale securities increased $35.7 million during 2006 as a result of purchases of $79.4 million offset by paydowns and maturities of $44.8 million. There were no sales of available for sale securities in 2006. The majority of United Community’s available for sale portfolio is held by Home Savings.

Net loans increased $156.1 million, or 7.4%, to $2.3 billion at December 31, 2006, compared to $2.1 billion at December 31, 2005. Much like the growth seen last year, the most significant increase was a $105.5 million increase in the one- to four-family portfolio. Other increases in the loan portfolio included a $22.1 million increase in consumer loans, a $16.0 million increase in commercial loans and a $46.1 million increase in non-residential real estate and land loans. Home Savings anticipates continued net growth in the loan portfolio, which may increase the risk of loan losses. Non-residential real estate lending generally is considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Consumer lending also can involve a higher degree of risk than residential real estate lending as collateral for consumer loans can decline in value more quickly than real estate collateral. See Note 4 to the consolidated financial statements for additional information regarding the composition of net loans.

Loans held for sale were $27.0 million at December 31, 2006, compared to $29.1 million at December 31, 2005. Contributing to the decrease was the sale of education loans. Prior to the third quarter of 2006, Home Savings originated education loans and held them for sale until the student left school. As of the third quarter, education loans are sold within 60 to 90 days after their final disbursement, regardless of whether the student is still in school. Home Savings sells other loans as part of its risk management strategy and anticipates doing so in the future. Home Savings purchases other loans, both for its portfolio and to be sold in the secondary market. Given the current soft real estate market, Home Savings anticipates a continued decrease in purchase activity in 2007.

The allowance for loan losses increased to $17.0 million at December 31, 2006, from $15.7 million at December 31, 2005. The allowance for loan losses is monitored closely and may increase or decrease depending on a variety of factors such as levels and trends of delinquencies, chargeoffs and recoveries, non-performing loans, and potential risk in the portfolios. Management has developed and maintains an appropriate, systematic and consistently applied process to determine the amount of allowance and provision for loan losses. The allowance for loan losses as a percentage of net loans (coverage ratio) was 0.75% at December 31, 2006, compared to 0.74% at December 31, 2005. See Note 4 to the financial statements for a summary of the allowance for loan losses.

The total outstanding balance of all impaired loans was $42.5 million at December 31, 2006 as compared to $17.7 million at December 31, 2005. The change in impaired loans during the period consisted of increases in commercial real estate loans totaling $14.8 million, spec construction loans aggregating $11.6 million, and a land loan totaling $3.0 million. Also included in the increase are three commercial non-real estate loans totaling $2.1 million and three boat loans approximating $853,000. The total of these additional impaired loans was partially offset by a decrease in impaired commercial loans totaling $7.6 million.

Non-performing loans consist of loans past due 90 days or more and on a non-accrual status, past due 90 days or more and still accruing, past due less than 90 days and on a non-accrual status and restructured loans. Non-performing loans increased $29.2 million from $25.7 million at December 31, 2005 to $54.8 million at December 31, 2006. The change occurred primarily in the construction loan and commercial real estate segments of the portfolio. At the present time, the Company believes the impact on the allowance for loan losses will remain minimal because the collateral value of the real estate remains above the current loan balances. However, a decline in real estate values may require additional provisions for loan losses which could be material.

Margin accounts were eliminated during 2006. In January 2006, Butler Wick management decided to outsource the back-office securities clearing function to improve customer service, increase efficiency, and realize operational savings. As a result of this decision, Butler Wick converted from a “self-clearing” to a “fully-disclosed” clearing platform in mid-September 2006. Under the fully disclosed clearing platform, Butler Wick’s client accounts continue to be serviced by Butler Wick, but are carried and custodied by a third party service provider. As part of the conversion, Butler Wick’s client account assets, liabilities and activity were transferred to the books and records of the service provider, including $15.7 million in margin accounts.

Federal Home Loan Bank stock increased $1.4 million to $25.4 million at December 31, 2006, compared to $24.0 million at December 31, 2005. This increase is attributable to quarterly stock dividends received by Home Savings.

Premises and equipment increased $1.4 million from $23.8 million at December 31, 2005 to $25.2 million at December 31, 2006. The primary cause of this change was the completion of a new Home Savings branch and other remodeling projects undertaken in 2006 to better serve customers needs.

Accrued interest receivable increased $1.7 million, or 13.7%, to $13.7 million at December 31, 2006, compared to $12.1 million at December 31, 2005. Home Savings had increases of accrued interest due from mortgage loans of $1.9 million, consumer loans of $344,000 and commercial loans of $1.9 million, which were offset by reserves for uncollected interest on mortgage loans of $988,000, consumer loans of $106,000 and commercial loans of $1.5 million. The increase in the reserves for uncollected interest is affected directly by any increase in loans on non-accrual status. This will be monitored closely as a component of non-performing loans.

Home Savings has an investment in bank-owned life insurance, which is insurance on the lives of certain employees where Home Savings is the beneficiary. Bank-owned life insurance provides a long-term asset to offset long-term benefit obligations, while generating competitive investment yields. Home Savings recognized $854,000 as other non-interest income based on the cash value of the policies in 2005 and $877,000 in 2006. The increase in the cash value of the policies is tax exempt and any death benefit proceeds received by Home Savings are tax-free.

Other assets decreased $2.8 million during 2006. The decrease is a result primarily of decreases in receivables due from brokers/dealers at Butler Wick of $4.0 million and deferred servicing rights at Home Savings of $538,000. These decreases were offset by increases in deferred taxes at Home Savings of $358,000, ATM settlements of $340,000, and $340,000 in other receivables due to Home Savings in the normal course of business.

Total deposits increased $141.1 million, or 8.4%, from $1.7 billion at December 31, 2005 to $1.8 billion at December 31, 2006, primarily as a result of an increase in certificates of deposit of $88.0 million and an increase in money market demand accounts of $132.0 million. This change was offset by a decrease of $64.5 million in savings accounts and $20.0 million in interest bearing checking deposits. During 2006, Home Savings emphasized growth in certificates of deposit and money market demand accounts in order to attract new customers. In addition, core deposit rates were kept at historically low levels which led to some migration into certificates of deposit. Management continually evaluates many variables when pricing deposits, including cash requirements, liquidity targets, asset acquisition, liability mix and interest rate risk. The increase in total deposits was used to fund part of the increase in net loans in 2006.

Funds needed in excess of deposit growth are borrowed in the normal course of business. Home Savings has an established credit relationship with the Federal Home Loan Bank of Cincinnati under which Home Savings can borrow up to $636.2 million. Of the total borrowing capacity at the Federal Home Loan Bank, Home Savings has outstanding advances of $465.3 million at December 31, 2006, which is a decrease of $10.3 million compared to December 31, 2005. These borrowings are collateralized primarily by one- to four-family residential mortgage loans.

Repurchase agreements and other borrowings also are utilized by United Community. Repurchase agreements have increased $30.0 million as a result of Home Savings taking advantage of lower interest rates on this type of borrowing compared to Federal Home Loan Bank advances. Partially offsetting this increase was a decrease in the amount of other borrowings at Butler Wick as a result of the outsourcing of its clearing function in 2006 which enabled Butler Wick to reduce its borrowings. United Community continually evaluates funding alternatives and may borrow additional funds in 2007 to satisfy funding requirements.

Advance payments by borrowers for taxes and insurance increased during 2006 as a result of the increase in net loans. Also, funds held for payments received on loans sold with servicing retained increased $2.6 million.

Total shareholders’ equity increased $16.6 million, or 6.3%, from December 31, 2005 to December 31, 2006. The increase was primarily due to net income of $24.1 million and a change in accumulated other comprehensive income of $549,000, which was offset partially by dividends of $10.4 million paid to shareholders during the year and treasury stock purchases of $2.3 million. Accumulated other comprehensive loss decreased as a result of the change in market value of available for sale securities at December 31, 2006 compared to December 31, 2005 and the effect of the adoption of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). Refer to note 16 for a further discussion of this new pronouncement. Book value per share and tangible book value per share were $9.08 and $7.95, respectively, as of December 31, 2006. Book value per share and tangible book value per share were $8.52 and $7.37, respectively, as of December 31, 2005.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

Net Income — Net income for the year ended December 31, 2006 was $24.1 million, compared to $23.2 million for the year ended December 31, 2005. This change was due primarily to increases in interest income of $29.4 million and non-interest income of $2.0 million. These changes were offset partially by increases in interest expense of $27.1 million, provision for loan losses of $1.3 million, non-interest expense of $937,000 and provision for income taxes of $1.1 million.

Net Interest Income — Net interest income for the year ended December 31, 2006, grew by $2.2 million, or 2.9%, over the year ended December 31, 2005. The change is due largely to increases of $27.3 million in interest earned on net loans and $2.2 million in interest earned on available for sale securities, offset by increases in interest expense on deposits of $20.7 million, interest expense on Federal Home Loan Bank advances of $3.9 million, and interest on repurchase agreements and other borrowings of $2.5 million. The increase of $27.3 million in interest earned on loans is due equally to growth in the average balance of net loans and earning higher yields on these loans.

United Community’s net interest margin for 2006 was 3.26%, a decrease of 21 basis points compared to 2005. This change was a result of the continued flat yield curve, the continued migration of checking and savings accounts to higher costing money market accounts and certificates of deposit and the increase in non-accrual loans. Efforts to change the composition of the loan portfolio and deposit pricing throughout the year played an important role in management’s efforts to counteract the effects of the flatter yield curve.

Provision for Loan Losses — A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses was $4.3 million, an increase of $1.3 million, for the year ended December 31, 2006, compared to the year ended December 31, 2005. Management’s analysis of the loan portfolio led to an increased allocation of $2.1 million to the consumer loan portfolio and $1.1 million to the construction loan portfolio and reduced allocations of $1.0 million in the real estate portfolio and $790,000 in the commercial portfolio. Net loan chargeoffs for the year ended December 31, 2006 were $3.1 million compared to $3.2 million for the year ended December 31, 2005. The allowance for loan losses totaled $17.0 million at December 31, 2006, which was 0.75% of net loans and 30.9% of nonperforming loans, compared to $15.7 million at December 31, 2005, which was 0.74% of net loans and 61.3% of nonperforming loans.

The decline in the allowance coverage ratio of nonperforming loans in 2006 is primarily a function of the strong loan growth of $156.1 million discussed earlier and a change in the mix of impaired loans. Of the loan growth, $105.5 million occurred on one- to four-family real estate loans. As a result of United Community’s underwriting standards and stable real estate values in its market area, historical losses on this segment of the loan portfolio have been low, mitigating the need for additional provisions for loan losses. At December 31, 2006, impaired loans totaled $42.5 million of which $14.2 million had specific valuation allowances of $2.8 million allocated to them. In comparison, at December 31, 2005, impaired loans totaled $17.7 million of which $4.6 million had specific valuation allowances of $667,000 allocated to them. At December 31, 2006, most of the loans classified as impaired were secured by real estate collateral with sufficient value to cover the outstanding loan balance. As previously noted, a decline in real estate values in our market area may require increased provisions for loan losses that could be material.

Non-interest Income — Non-interest income increased $2.0 million, or 5.3%, to $40.3 million for the year ended December 31, 2006, from $38.3 million for the year ended December 31, 2005. The change was due primarily to increases in brokerage commissions of $1.4 million due to greater brokerage activity at Butler Wick, and in gains on loans sold of $693,000 at Home Savings. These changes were offset partially by declines in gains recognized on the sale of available for sale securities and trading securities.

There were no gains on available for sale securities in 2006 because none of the securities were sold. In comparison, there were $195,000 in gains recognized on securities sales of $20.9 million in 2005.

The change in income from trading securities was a result of fewer gains recognized in Butler Wick’s trading portfolio in 2006 versus 2005. Butler Wick sustained losses aggregating $4,000 on a portfolio of $10.2 million compared to gains aggregating $165,000 on a portfolio of $9.8 million in 2005. Gains recognized on the retention plan at Butler Wick in 2006 were $60,000 compared to $103,000 in 2005. Gains recognized on those assets will continue to decline the final two annual distributions of the plan assets are paid to plan participants in August 2007 and 2008.

Underwriting and investment banking fee income is derived from tax-advantaged bond offerings for school districts, health care facilities, municipalities and public agencies. Butler Wick brought fewer of these offerings to the market in 2006 compared to 2005, resulting in a decrease in revenues of $62,000, from $876,000 to $814,000.

Non-interest Expense — Non-interest expenses rose $937,000 during the year ended December 31, 2006, compared to 2005, primarily as a result of employee compensation and benefits increasing $971,000 and occupancy expenses increasing $335,000. The increase in employee compensation and benefits is attributable to increased performance incentives and associated employment taxes. Occupancy expenses increased primarily as a result of increased costs related to the construction of a new Home Savings branch and other remodeling projects completed during the year. Partially offsetting these increases was a decrease of $309,000 in other expenses consisting in part of decreased legal and audit fees partially offset these increases.

Federal Income Taxes — During the year ended December 31, 2006, United Community recorded a $13.0 million provision for income taxes. This is an increase of $1.1 million over the year ended December 31, 2005 as a result of higher pretax income earned in 2006 compared to 2005. The effective tax rate at December 31, 2006 was 35.0% compared to 33.9% at December 31, 2005. Refer to note 12 for a further discussion on these expenses.

Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004

Net Income — Net income for the year ended December 31, 2005 was $23.2 million, compared to $17.9 million for the year ended December 31, 2004. This increase was due primarily to an increase of $22.6 million in interest income, a reduction in the provision for loan losses of $6.3 million and increased non-interest income of $2.2 million. These changes were offset partially by an increase in interest expense of $16.9 million, an increase in non-interest expense of $6.0 million and an increased provision for income taxes of $2.8 million.

Net Interest Income — Net interest income for the year ended December 31, 2005, grew by $5.7 million, or 7.8%, over the year ended December 31, 2004. The change is due largely to an increase of $21.3 million in interest earned on loans, offset by increases in interest expense on deposits of $9.6 million and interest expense on Federal Home Loan Bank advances of $6.1 million. The increase of $21.3 million in interest earned on loans is due primarily to growth in the amount of outstanding loans, which accounted for additional interest earned of $15.5 million. The remaining $5.8 million of the total increase in interest earned on loans is a result of higher rates.

United Community’s net interest margin for 2005 was 3.47%, which represents a decrease of 13 basis points compared to 2004. Much of this compression resulted from the flattening of the yield curve and the narrowing of spreads. Management was pleased that the compression was so limited given the strong balance sheet growth in the current interest rate environment. Efforts to change the composition of the loan portfolio and deposit pricing throughout the year played an important role in management’s efforts to counteract the effects of the flatter yield curve.

Provision for Loan Losses — A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses was $3.0 million in 2005 compared to a provision of $9.4 million in 2004, which included impairment charges aggregating $8.4 million in the third quarter of 2004 related to two loans made to a boat dealer and to a number of loans to purchasers of boats from that dealer. Similar reserves were not required in 2005. The allowance for loan losses totaled $15.7 million at December 31, 2005, which was 0.74% of net loans and 61.3% of nonperforming loans, compared to $15.9 million at December 31, 2004, which was 0.87% of net loans and 70.4% of nonperforming loans.

The decline in the relationship of the allowance for loan losses to total loans and the decline in the allowance coverage ratio of nonperforming loans in 2005 is primarily a factor of the strong loan growth of $281.5 million discussed earlier and a change in the mix of impaired loans. Of the loan growth, $147.3 million occurred on one- to four-family real estate loans and construction loans. As a result of United Community’s underwriting standards and stable real estate values in its market area historical losses on this segment of the loan portfolio have historically been low, mitigating the need for additional provisions for loan losses. With respect to impaired loans, at December 31, 2005, impaired loans totaled $17.7 million of which $4.6 million had specific valuation allowances of $667,000 allocated to them. In comparison, at December 31, 2004, impaired loans totaled $15.2 million of which $7.3 million had specific valuation allowances of $1.7 million allocated to them. At December 31, 2005, more of the loans classified as impaired were secured by real estate collateral with sufficient value to cover the outstanding loan balance. While general allowance allocations increased, specific allowance allocations decreased during the year.

Non-interest Income — Non-interest income increased $2.2 million, or 6.0%, to $38.3 million for the year ended December 31, 2005, from $36.1 million for the year ended December 31, 2004. The increase was due primarily to increases in brokerage commissions of $1.3 million due to increased brokerage activity at Butler Wick, service fees and other charges of $691,000 and other income of $753,000. These increases were offset by a lower gain realized on loans sold of $942,000.

An increase in gains on available for sale securities was a result of an other-than-temporary charge of $1.4 million taken by Home Savings to write down a Fannie Mae security to its approximate market value in 2004. This security was sold in 2005, with no additional loss recognized.

The change in income from trading securities was a result of larger losses recognized in Butler Wick’s trading portfolio in 2004 versus 2005. In 2004, Butler Wick sustained losses aggregating $142,000 on a portfolio of $30.3 million compared to gains aggregating $165,000 on a portfolio of $9.8 million in 2005. Lower gains were recognized on the retention plan at Butler Wick during 2005 compared to 2004. Gains recognized on the retention plan in 2005 were $103,000 compared to $135,000 in 2004.

Underwriting and investment banking fee income is derived from tax-advantaged bond offerings for school districts, health care facilities, municipalities and public agencies. Butler Wick brought fewer of these offerings to the market in 2005 compared to 2004, resulting in a decrease in revenues of $153,000, from $1.0 million to $876,000.

Non-interest Expense — Non-interest expenses rose $6.1 million during the year ended December 31, 2005, compared to the same period in 2004, primarily as a result of employee compensation and benefits increasing $5.7 million. The increase is attributable to increased performance incentives as a result of record earnings, greater commission expenses, rising healthcare costs and increased personnel. Other expenses also increased consisting, in part, of legal and audit fees. These increases were offset partially by a decrease in advertising expense of $283,000.

Federal Income Taxes — During the year ended December 31, 2005, United Community recorded an $11.9 million provision for income taxes. This is an increase of $2.8 million over the year ended December 31, 2004 as a result of higher pretax income earned in 2005 compared to 2004. The effective tax rate at December 31, 2005 was 33.9% compared to 33.8% at December 31, 2004.

Critical Accounting Policies and Estimates

The accounting and reporting policies of United Community comply with accounting principles generally accepted within the United States of America and conform to general practices within the financial services industry. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements. Accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgments.

The most significant accounting policies followed by United Community are presented in Note 1 to the consolidated financial statements. Accounting and reporting policies for the allowance for loan losses, mortgage servicing rights and other-than-temporary impairment are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in United Community’s financial position or results of operations.

Allowance for loan losses.  The allowance for loan losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, collateral values securing loans, and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance inherently is subjective due to the aforementioned reasons. Loan losses are charged off against the allowance when management believes that the full collectability of the loan is unlikely. Recoveries of amounts previously charged off are credited to the allowance.

The allowance is based on management’s evaluation of homogeneous groups of loans (single-family residential mortgage loans and all consumer credit except marine loans) to which loss factors have been applied, as well as an evaluation of individual credits (multi-family, non-residential mortgage loans, marine loans and commercial loans) that are based on internal risk ratings, collateral and other unique characteristics of each loan.

Management believes that it uses the best information available to determine the adequacy of the allowance for loan losses. However, future adjustments to the allowance may be necessary and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

Mortgage servicing rights.  The cost of mortgage loans sold or securitized is allocated between the mortgage servicing rights and the mortgage loans based on the relative fair values of each. The fair value of the mortgage servicing rights is determined by using a discounted cash flow model, which estimates the present value of the future net cash flows of the servicing portfolio, about which management must make assumptions considering future expectations based on various factors, such as servicing costs, expected prepayment speeds and discount rates.

Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Management periodically evaluates mortgage servicing rights for impairment by stratifying the loans by original maturity, interest rate and loan type. Impairment is measured by estimating the fair value of each pool, taking into consideration the estimated level of prepayments based upon current industry expectations. An impairment allowance is recorded for a pool when, and in an amount which, its fair value is less than its carrying value.

The value of mortgage servicing rights is subject to prepayment risk. Future expected net cash flows from servicing a loan will not be realized if the loan pays off earlier than anticipated. Since most of these loans do not contain prepayment penalties, United Community receives no economic benefit if the loan pays off earlier than anticipated.

Other-than-temporary impairment.  Securities are written down to fair value when a decline in fair value is other-than-temporary. Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) United Community’s intent and ability to hold the security for a period sufficient to allow for any anticipated recovery in fair value. Management must use its judgment based on information available in assessing the likelihood of recovery in value.

Yields Earned and Rates Paid

The following table sets forth certain information relating to United Community’s average balance sheet and reflects the average yield on interest earning assets and the average cost of interest bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balances of interest earning assets or interest bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances. Nonaccruing loans have been included in the table as loans carrying a zero yield. Loan fees are included in interest income. The average balance for securities available for sale is computed using the carrying value and the average yield on securities available for sale has been computed using the historical amortized average balance.

	Year Ended December 31,
	2006			2005			2004
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest earning assets:
Net loans(1)	$2,186,559	$151,029	6.91%	$1,979,294	$123,749	6.25%	$1,728,139	$102,453	5.93%
Loans held for sale	37,549	1,894	5.04	33,845	1,651	4.88	30,814	1,449	4.70
Securities:
Trading	6,494	300	4.62	29,777	943	3.17	29,221	736	2.52
Available for sale	214,679	9,408	4.38	186,404	7,227	3.88	200,069	7,022	3.51
Margin accounts	11,443	1,069	9.34	15,659	1,219	7.78	14,117	802	5.68
Federal Home Loan Bank stock	24,533	1,426	5.81	23,250	1,164	5.01	22,262	919	4.13
Other interest earning assets	4,816	304	6.31	3,867	99	2.56	4,958	60	1.21

Total interest earning assets	$2,486,073	$165,430	6.65%	$2,272,096	$136,052	5.98%	$2,029,580	$113,441	5.59%
Non-interest earning assets	138,218			136,728			132,972

Total assets	$2,624,291			$2,408,824			$2,162,552

Interest bearing liabilities:
Deposits:
Checking accounts	$330,856	$10,060	3.04%	$269,652	$3,231	1.20%	$302,936	$2,386	0.79%
Savings accounts	218,590	899	0.41	287,714	1,201	0.42	314,588	1,361	0.43
Certificates of deposit	1,111,602	47,681	4.29	938,957	33,488	3.57	773,019	24,614	3.18
Federal Home Loan Bank advances	452,023	21,246	4.70	460,205	17,364	3.77	351,800	11,254	3.20
Repurchase agreements and other	98,457	4,542	4.61	64,776	2,012	3.11	51,142	763	1.49

Total interest bearing liabilities	$2,211,528	$84,428	3.82%	$2,021,304	$57,296	2.83%	$1,793,485	$40,378	2.25%

Non-interest bearing liabilities	136,349			126,673			114,277

Total liabilities	$2,347,877			$2,147,977			$1,907,762
Shareholders’ equity	276,414			260,847			254,790

Total liabilities and equity	$2,624,291			$2,408,824			$2,162,552

Net interest income and interest rate spread		$81,002	2.83%		$78,756	3.15%		$73,063	3.34%

Net interest margin			3.26%			3.47%			3.60%

Average interest earning assets to average interest bearing liabilities			112.41%			112.41%			113.16%

(1)	Nonaccrual loans are included in the average balance.

The table below describes the extent to which changes in interest rates and changes in volume of interest earning assets and interest bearing liabilities have affected United Community’s interest income and interest expense during the periods indicated. For each category of interest earning assets and interest bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior period rate), (ii) changes in rate (change in rate multiplied by prior period volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated in proportion to the changes due to volume and rate:

	Year Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase		Total	Increase		Total
	(Decrease) Due to		Increase	(Decrease) due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(Dollars in thousands)

Interest earning assets:
Loans	$13,643	$13,637	$27,280	$5,815	$15,481	$21,296
Loans held for sale	58	185	243	56	146	202
Securities:
Trading	913	(1,556)	(643)	193	14	207
Available for sale	1,008	1,173	2,181	590	(385)	205
Margin accounts	434	(584)	(150)	322	95	417
Federal Home Loan Bank stock	195	67	262	203	42	245
Other interest earning assets	176	29	205	49	(10)	39

Total interest earning assets	$16,427	$12,951	$29,378	$7,228	$15,383	$22,611

Interest bearing liabilities:
Checking accounts	$5,951	$878	$6,829	$1,071	$(226)	$845
Savings accounts	(17)	(285)	(302)	(47)	(113)	(160)
Certificates of deposit	7,442	6,751	14,193	3,183	5,691	8,874
Federal Home Loan Bank advances	4,185	(303)	3,882	2,249	3,861	6,110
Repurchase agreements and other	1,220	1,309	2,530	1,002	247	1,249

Total interest bearing liabilities	$18,781	$8,350	$27,132	$7,458	$9,460	$16,918

Change in net interest income			$2,246			$5,693

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

The following table presents, as of December 31, 2006, United Community’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further detail of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	Note	One Year	One to	Three to	Over
	Reference	or Less	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Operating leases	6	$1,539	$2,668	$2,156	$629	$6,992
Deposits without a stated maturity	8	668,820	—	—	—	668,820
Certificates of deposit	8	886,206	155,169	109,183	3,557	1,154,115
Federal Home Loan Bank advances	9	391,957	53,364	8,258	11,674	465,253
Repurchase agreements and other borrowings	10	38,511	—	—	60,000	98,511

Discussion of loan commitments is included in Note 4 to the consolidated financial statements. In addition, United Community has commitments under benefit plans as described in Note 15 to the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Qualitative Aspects of Market Risk.  The principal market risk affecting United Community is interest rate risk. United Community is subject to interest rate risk to the extent that its interest earning assets reprice differently than its interest bearing liabilities. Interest rate risk is defined as the sensitivity of United Community’s earnings and net asset values to changes in interest rates. As part of its efforts to monitor and manage the interest rate risk, the Board of Directors of Home Savings has adopted an interest rate risk policy that requires the Home Savings Board to review quarterly reports related to interest rate risk and annually set exposure limits for Home Savings as a guide to management in setting and implementing day to day operating strategies.

Quantitative Aspects of Market Risk.  As part of its interest rate risk analysis, Home Savings uses the “net portfolio value” (NPV) methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest earning and other assets and outgoing cash flows on interest bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV and net interest income that would result from various levels of theoretical basis point changes in market interest rates.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2006, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

	Year Ended December 31, 2006
	NPV as % of Portfolio Value of Assets			Next 12 Months Net Interest Income
		Internal			Internal
		Policy			Limitations
Change in Rates (Basis Points)	NPV Ratio	Limitations	Change in %	$ Change	Policy	% Change
	(Dollars in thousands)

+300	8.92%	5.00%	(2.27)%	$(10,078)	(15.00)%	(13.95)%
+200	9.81	6.00	(1.38)	(6,455)	(10.00)	(8.94)
+100	10.60	6.00	(0.59)	(2,972)	(5.00)	(4.12)
Static	11.19	7.00	—	—	—	—
(100)	11.19	6.00	—	2,651	(5.00)	3.67
(200)	10.62	6.00	(0.57)	3,548	(15.00)	4.91
(300)	9.69	5.00	(1.50)	2,254	(20.00)	3.12

	Year Ended December 31, 2005
	NPV as % of Portfolio Value of Assets			Next 12 Months Net Interest Income
		Internal Policy			Internal Policy
Change in Rates (Basis Points)	NPV Ratio	Limitations	Change in %	$ Change	Limitations	% Change
	(Dollars in thousands)

+300	11.90%	5.00%	(1.35)%	$322	(15.00)%	0.43%
+200	12.45	6.00	(0.80)	390	(10.00)	0.52
+100	12.88	6.00	(0.36)	(276)	(5.00)	(0.37)
Static	13.24	7.00	—	—	—	—
(100)	13.08	6.00	(0.16)	(649)	(5.00)	(0.87)
(200)	12.38	6.00	(0.86)	(3,638)	(15.00)	(4.89)
(300)	10.98	5.00	(2.26)	(10,678)	(20.00)	(14.37)

N/A — Due to a low interest environment, it was not possible to calculate results for these scenarios.

At the end of 2005, Home Savings was more sensitive to falling interest rates than to rising rates. During 2006, Home Savings positioned the balance sheet to be more sensitive to rising rates. This was done to help mitigate the impact of an inverted yield curve on the net interest margin of Home Savings. Management believes that a liability sensitive balance sheet is most prudent currently given the expectation that the Federal Reserve will cut interest rates 2007.

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

Potential Impact of Changes in Interest Rates

Home Savings’ profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and securities and interest expense on deposits and borrowings. Like most financial institutions, Home Savings’ short-term interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. Accordingly, Home Savings’ earnings could be adversely affected during a continued period of rising interest rates.

Liquidity and Capital

United Community’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2006, 2005 and 2004.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net income	$24,111	$23,197	$17,865
Adjustments to reconcile net income to net cash from operating activities	29,513	92,222	10,230

Net cash from operating activities	53,624	115,419	28,095
Net cash from investing activities	(200,966)	(335,345)	(264,802)
Net cash from financing activities	145,434	217,190	195,833

Net change in cash and cash equivalents	(1,908)	(2,736)	(40,874)
Cash and cash equivalents at beginning of year	37,545	40,281	81,155

Cash and cash equivalents at end of year	$35,637	$37,545	$40,281

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions and other funds provided by operations. Home Savings also has the ability to borrow from the Federal Home Loan Bank. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Investments in liquid assets maintained by United Community, Home Savings and Butler Wick are based upon management’s assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program. At December 31, 2006, approximately $886.2 million of Home Savings’ certificates of deposit are expected to mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

The Board of Directors has authorized an ongoing program to purchase United Community’s common shares to be used for corporate purposes. These purchases can be made in the open market or in negotiated transactions from time to time, depending on market conditions. United Community acquired 196,300 common shares for $2.3 million, 232,400 common shares for $2.5 million and 3,797,000 common shares for $47.8 million, during the years ended December 31, 2006, 2005 and 2004. United Community has remaining authorization to repurchase 428,047 shares as of December 31, 2006, under the current repurchase program.

The shares purchased in 2004 are primarily the result of a self-tender offer announced on January 26, 2004 and completed March 9, 2004. This offer was made in order to provide liquidity to United Community’s shareholders and to deploy excess capital in an efficient, cost-effective manner.

Home Savings is required by federal regulations to meet certain minimum capital requirements. Current capital requirements call for tangible capital of 1.5% of adjusted tangible assets, leverage, also known as core capital (which for Home Savings consists solely of tangible capital), of 4.0% of adjusted total assets and risk-based capital (which for Home Savings consists of leverage capital and the allowance for loan losses) of 8% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk).

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2006.

							Applicable
	Actual Capital		Current Minimum Requirement		Excess of Actual Capital Over Current Requirement		Asset Base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)

Tangible capital	$201,490	7.68%	$39,362	1.50%	$162,128	6.18%	$2,624,134
Core capital	201,490	7.68	104,965	4.00	95,525	3.68	2,624,134
Risk-based capital	248,445	11.70	169,879	8.00	78,566	3.70	2,123,486

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2006	2005
	(In thousands)

ASSETS
Cash and deposits with banks	$34,129	$36,043
Federal funds sold	1,508	1,502

Total cash and cash equivalents	35,637	37,545

Securities:
Trading, at fair value	10,786	10,812
Available for sale, at fair value	237,531	201,870
Loans held for sale	26,960	29,109
Loans, net of allowance for loan losses of $16,955 and $15,723	2,253,559	2,097,433
Margin accounts	—	15,705
Federal Home Loan Bank stock, at cost	25,432	24,006
Premises and equipment, net	25,192	23,771
Accrued interest receivable	13,703	12,053
Real estate owned and other repossessed assets	3,242	2,514
Goodwill	33,593	33,593
Core deposit intangible	1,534	2,118
Cash surrender value of life insurance	23,137	22,260
Other assets	13,239	16,061

Total assets	$2,703,545	$2,528,850

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$102,509	$96,918
Interest bearing	1,720,426	1,584,926

Total deposits	1,822,935	1,681,844
Borrowed funds:
Federal Home Loan Bank advances	465,253	475,549
Repurchase agreements and other	98,511	75,214

Total borrowed funds	563,764	550,763
Advance payments by borrowers for taxes and insurance	17,471	14,322
Accrued interest payable	2,842	2,622
Accrued expenses and other liabilities	15,200	14,564

Total liabilities	2,422,212	2,264,115

Commitments and contingent liabilities (Note 4 and Note 11)	—	—
Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock — no par value; 499,000,000 shares authorized; 37,804,457 shares issued	145,834	143,896
Retained earnings	220,527	207,120
Accumulated other comprehensive income (loss)	(1,296)	(1,845)
Unearned employee stock ownership plan shares	(11,287)	(13,108)
Treasury stock, at cost, 2006 — 6,827,143 shares and 2005 — 6,742,345 shares	(72,445)	(71,328)

Total shareholders’ equity	281,333	264,735

Total liabilities and shareholders’ equity	$2,703,545	$2,528,850

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except per share data)

Interest income
Loans	$151,029	$123,749	$102,453
Loans held for sale	1,894	1,651	1,449
Securities:
Trading	300	943	736
Available for sale	9,408	7,227	7,022
Margin accounts	1,069	1,219	802
Federal Home Loan Bank stock dividends	1,426	1,164	919
Other interest earning assets	304	99	60

Total interest income	165,430	136,052	113,441

Interest expense
Deposits	58,640	37,920	28,361
Federal Home Loan Bank advances	21,246	17,364	11,254
Repurchase agreements and other	4,542	2,012	763

Total interest expense	84,428	57,296	40,378

Net interest income	81,002	78,756	73,063
Provision for loan losses	4,347	3,028	9,370

Net interest income after provision for loan losses	76,655	75,728	63,693

Non-interest income
Brokerage commissions	19,882	18,508	17,189
Service fees and other charges	12,546	12,471	11,780
Underwriting and investment banking	814	876	1,029
Net gains (losses):
Securities available for sale	—	195	8
Trading securities	56	268	(7)
Loans sold	2,943	2,250	3,192
Other	(63)	(22)	(43)
Other income	4,096	3,714	2,961

Total non-interest income	40,274	38,260	36,109

Non-interest expense
Salaries and employee benefits	52,272	51,301	46,074
Occupancy	4,450	4,115	3,757
Equipment and data processing	8,998	9,067	9,086
Franchise tax	2,091	1,894	1,583
Advertising	1,567	1,570	1,853
Amortization of core deposit intangible	584	769	900
Other expenses	9,856	10,165	9,581

Total non-interest expense	79,818	78,881	72,834

Income before income taxes	37,111	35,107	26,968
Income taxes	13,000	11,910	9,103

Net income	$24,111	$23,197	$17,865

Earnings Per Share
Basic	$0.83	$0.81	$0.61
Diluted	$0.82	$0.80	$0.60

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated	Unearned
				Other	Employee Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(In thousands, except per share data)

Balance December 31, 2003	34,086	$139,526	$185,495	$1,124	$(16,752)	$(29,557)	$279,836
Comprehensive income:
Net income	—	—	17,865	—	—	—	17,865
Change in net unrealized gain (loss) on securities, net of taxes of $33	—	—	—	(61)	—	—	(61)

Comprehensive income	—	—	17,865	(61)	—	—	17,804
Shares allocated to ESOP participants	—	1,682	—	—	1,822	—	3,504
Purchase of treasury stock	(3,797)	—	—	—	—	(47,814)	(47,814)
Exercise of stock options	913	1,129	(1,137)	—	—	7,563	7,555
Dividends paid, $0.30 per share	—	—	(8,533)	—	—	—	(8,533)

Balance December 31, 2004	31,202	142,337	193,690	1,063	(14,930)	(69,808)	252,352
Comprehensive income:
Net income	—	—	23,197	—	—	—	23,197
Change in net unrealized gain (loss) on securities, net of taxes of $1,565	—	—	—	(2,908)	—	—	(2,908)

Comprehensive income	—	—	23,197	(2,908)	—	—	20,289
Shares allocated to ESOP participants	—	1,432	—	—	1,822	—	3,254
Purchase of treasury stock	(233)	—	—	—	—	(2,499)	(2,499)
Exercise of stock options	93	127	(305)	—	—	979	801
Dividends paid, $0.33 per share	—	—	(9,462)	—	—	—	(9,462)

Balance December 31, 2005	31,062	143,896	207,120	(1,845)	(13,108)	(71,328)	264,735
Comprehensive income:
Net income	—	—	24,111	—	—	—	24,111
Change in net unrealized gain (loss) on securities, net of taxes of $367	—	—	—	681	—	—	681

Comprehensive income	—	—	24,111	681	—	—	24,792
Adjustment to initially apply SFAS 158, net of taxes of $72 (Note 15)	—	—		(132)	—	—	(132)
Shares allocated to ESOP participants	—	1,797	—	—	1,821	—	3,618
Purchase of treasury stock	(196)	—	—	—	—	(2,298)	(2,298)
Exercise of stock options	111	141	(303)	—	—	1,181	1,019
Dividends paid, $0.36 per share	—	—	(10,401)	—	—	—	(10,401)

Balance December 31, 2006	30,977	$145,834	$220,527	$(1,296)	$(11,287)	$(72,445)	$281,333

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
		(In thousands)

Cash Flows from Operating Activities
Net income	$24,111	$23,197	$17,865
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,347	3,028	9,370
Net gains on loans	(2,943)	(2,250)	(3,192)
Net gains on other assets	—	(173)	35
Amortization of premiums and accretion of discounts	3,105	2,139	4,608
Depreciation and amortization	2,784	2,347	2,943
Federal Home Loan Bank stock dividends	(1,426)	(1,164)	(919)
Increase in interest receivable	(1,650)	(2,608)	(1,002)
Increase in interest payable	220	1,533	119
Decrease (increase) in prepaid and other assets	316	(4,273)	(5,869)
Increase (decrease) in other liabilities	209	412	(3,133)
Decrease (increase) in trading securities	26	21,504	(16,716)
Decrease (increase) in margin accounts	15,705	(854)	(463)
Net principal disbursed on loans held for sale	(219,924)	(154,873)	(155,664)
Proceeds from sale of loans held for sale	225,126	224,200	176,609
ESOP compensation	3,618	3,254	3,504

Net cash from operating activities	53,624	115,419	28,095

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	44,766	51,100	76,282
Proceeds from sale of:
Securities available for sale	—	20,883	63,021
Commercial loan participations	—	1,500	43,156
Nonperforming loans	210	6,173	—
Premises and equipment	531	169	2
Real estate owned and other repossessed assets	4,059	3,999	1,932
Purchases of:
Securities available for sale	(79,445)	(80,301)	(111,667)
Principal disbursed on loans, net of repayments	31,818	(46,836)	(120,527)
Loans purchased	(198,229)	(286,653)	(213,802)
Purchases of premises and equipment	(4,676)	(5,379)	(3,199)

Net cash from investing activities	(200,966)	(335,345)	(264,802)

Cash Flows from Financing Activities
Net increase (decrease) in checking, savings and money market accounts	53,093	(82,940)	17,174
Net increase in certificates of deposit	88,012	241,883	82,219
Net increase in advance payments by borrowers for taxes and insurance	3,149	2,274	1,327
Proceeds from Federal Home Loan Bank advances	671,326	702,570	724,549
Repayment of Federal Home Loan Bank advances	(681,622)	(650,376)	(599,771)
Net change in repurchase agreements and other	23,297	15,066	20,262
Dividends paid	(10,401)	(9,462)	(8,533)
Proceeds from exercise of stock options	878	674	6,420
Purchase of treasury stock	(2,298)	(2,499)	(47,814)

Net cash from financing activities	145,434	217,190	195,833

Decrease in cash and cash equivalents	(1,908)	(2,736)	(40,874)
Cash and cash equivalents, beginning of year	37,545	40,281	81,155

Cash and cash equivalents, end of year	$35,637	$37,545	$40,281

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of United Community Financial Corp. (United Community), a unitary savings and loan holding company, The Home Savings and Loan Company of Youngstown, Ohio (Home Savings), an Ohio chartered savings bank, and Butler Wick Corp. (Butler Wick), a holding company for (i) an investment brokerage firm registered with the Securities and Exchange Commission (SEC) as well as a member of the National Association of Securities Dealers (NASD) and the Chicago Stock Exchange and (ii) a state chartered trust company, conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking, thrift and brokerage industries. A summary of the more significant accounting policies follows.

Nature of Operations

United Community was incorporated under Ohio law in February 1998 by Home Savings in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. The business of Home Savings is providing consumer and business banking service to its market area in Ohio and western Pennsylvania. At the end of 2006, Home Savings was doing business through 37 full-service banking branches and 5 loan production offices. Loans and deposits are primarily generated from the areas where banking branches are located. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the market area. Home Savings derives its income predominantly from interest on loans, securities, and to a lesser extent, non-interest income. Home Savings’ principal expenses are interest paid on deposits, Federal Home Loan Bank advances, and normal operating costs. Consistent with internal reporting, Home Savings’ operations are reported in one operating segment, which is banking services. On August 12, 1999, United Community acquired Butler Wick, the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick has 21 office locations providing a full range of investment alternatives for individuals, companies and not-for-profit organizations throughout Ohio and western Pennsylvania. Butler Wick’s operations are reported in a separate operating segment, which is investment services.

Basis of Presentation

The consolidated financial statements include the accounts of United Community and its subsidiaries. All material inter-company transactions have been eliminated. Certain prior period data has been reclassified to conform to current period presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair value of financial instruments, fair value of servicing rights, carrying value of goodwill and core deposit intangible assets, and status of contingencies are particularly subject to change.

Securities

Securities are classified as available for sale or trading upon their acquisition. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at estimated fair value with the unrealized holding gain or loss reported in other comprehensive income. Securities classified as trading are held principally for resale in the near term and are recorded at fair market value with any changes in fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value included in income. Quoted market prices are used to determine the fair value of trading securities. Restricted securities such as Federal Home Loan Bank stock are carried at cost. Interest income includes amortization of purchase premium or discount on debt securities. Premiums or discounts are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and are based on the amortized cost of the individual security sold.

Securities are written down to fair value when a decline in fair value is other-than-temporary. Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held for Sale

Loans held for sale consist of residential mortgage loans originated for sale and other loans which have been identified for sale. These loans are carried on the books at the lower of cost or fair market value, determined in the aggregate.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the outstanding principal balance, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Nonaccrual loans are comprised principally of loans 90 days past due as well as certain loans which are less than 90 days past due, but where serious doubt exists as to the ability of the borrowers to comply with the repayment terms. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when future payments are reasonably assured.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectablilty of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required based on an analysis using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, general economic conditions in the market area and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers pools of other loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that United Community will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, United Community does not separately identify individual consumer or residential loans for impairment disclosures.

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through purchase or sale of financial assets. For sales of mortgage loans, a portion of the cost of originating the loan is allocated to the servicing right based on relative fair value. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying assets.

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as original maturity, interest rate and loan type. Impairment is recognized through a valuation allowance for an individual tranche. If United Community later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Buildings and related components are depreciated and amortized using the straight-line method over the useful lives, generally ranging from 20 years to 40 years, (or term of the lease, if shorter) of the related assets. Furniture and fixtures are depreciated using the straight-line method with useful lives ranging from 3 to 7 years.

Real Estate Owned and Other Repossessed Assets

Real estate owned, including property acquired in settlement of foreclosed loans, is carried at the lower of cost or estimated fair value less estimated cost to sell after foreclosure, establishing a new cost basis. If fair value declines after acquisition, a valuation allowance is recorded through expense. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense. Other repossessed assets are carried at the lower of cost or estimated fair value less estimated cost to sell after acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and Core Deposit Intangible

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Core deposit intangible assets arose from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.

Cash Surrender Value of Life Insurance

Bank owned life insurance represents insurance on the lives of certain employees where Home Savings is the beneficiary. The life insurance is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income.

Long-term Assets

Premises and equipment and other long — term assets are reviewed for impairment when events indicate their carrying amounts may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Securitizations

Some loans are transferred from time to time to a third party in exchange for ownership of a security based on those loans. Such transfers are recorded as a sale when control has been relinquished, with a gain or loss recorded on the sale. The gain or loss is calculated based on the cash received versus the carrying value of the assets transferred. If some interests, such as servicing assets and cash reserve accounts, are retained, the carrying value of all assets sold and retained is allocated to each asset based on fair value at sale date. Fair values are based on market quotes or on the present value of future expected cash flows using estimates of credit losses, prepayment rates, interest rates, and discount rates.

Loan Fees

Loan origination fees received for loans, net of direct origination costs, are deferred and amortized to interest income over the contractual lives of the loans using the level yield method. Fees received for loan commitments that are expected to be drawn, based on Home Savings’ experience with similar commitments, are deferred and amortized over the lives of the loans using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis. Unamortized deferred loan fees or costs related to loans paid off are included in income. Unamortized net fees or costs on loans sold are included in the basis of the loans in calculating gains and losses. Amortization of net deferred fees is discontinued for loans that are deemed to be nonperforming.

Commissions and Service Fees

Commissions are recognized when earned which is generally the settlement date of the security. Service fees are assessed to customer accounts on a regular basis. Trust fees are recognized in income on the accrual basis. Fees are assessed to customer accounts on a regularly scheduled basis and are generally based on the value of the assets under management.

Stock Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards based on the fair value on the grant-date and recognition of compensation cost over the requisite service period of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock-based awards, which is usually the same as the period over which the award vests. As a result, the fair value of future stock options will be determined using the Black-Scholes valuation model. The Company has adopted SFAS 123(R) using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition for new stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be presented in the statement of cash flows as financing cash inflows.

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

The adoption of SFAS 123(R) had no effect on reported amounts for the year ended December 31, 2006, because there were no options granted and all previous awards were vested at the date of adoption.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the year ended December 31, 2004.

2004
(In thousands)

Net income as reported	$17,865
Deduct: Stock-based compensation expense determined under fair value method	1,855

Pro forma net income	$16,010

Basic earnings per share as reported	0.61
Pro forma basic earnings per share	0.55
Diluted earnings per share as reported	0.60
Pro forma diluted earnings per share	0.54

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

2004

Dividend yield	2.27%
Expected stock price volatility	22.73%
Risk-free interest rate	3.18%
Expected option life (in years)	7

Income Taxes

Deferred income taxes, which result from temporary differences in the recognition of income and expense for financial statement and tax return purposes, are included in the calculation of income tax expense. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date.

Deferred income tax assets and liabilities are recorded for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to periods in which the differences are expected to affect taxable income. Valuation allowances are established, based on the weight of available evidence, when it is more likely than not that some portion or all of the deferred tax asset will not be realized. Income tax expense is the tax payable or refundable for the period adjusted for the change during the period in deferred tax assets and liabilities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Ownership Plan

The cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Earnings Per Share

Basic earnings per share (EPS) are based on the weighted average number of common shares outstanding during the year. Diluted EPS are based on the weighted average number of common shares and common share equivalents outstanding during the year. Unearned ESOP shares are not considered outstanding for this calculation. See further discussion at Note 20.

Statements of Cash Flows

For purposes of the statement of cash flows, United Community considers all highly liquid investments with a term of three months or less to be cash equivalents. Net cash flows are reported for loan and deposit transactions, trading securities, margin accounts, short-term borrowings and advance payments by borrowers for taxes and insurance.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. See further discussion at Note 11.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 16. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on securities available for sale and changes in minimum postretirement liabilities, which are also recognized as separate components of equity.

Commission Revenue and Expense

Securities transactions and related commission revenue and expense are recorded on trade date.

Off Balance Sheet Financial Instruments

Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

New Accounting Standards

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment. See “Stock Compensation” above for further discussion of the effect of adopting this standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. Adoption of SFAS No. 158 had the following effect on individual line items in the 2006 balance sheet:

	Before		After
	Application of		Application of
	SFAS No. 158	Adjustments	SFAS No. 158

Liability for postretirement benefits	$3,811	$204	$4,015
Deferred income taxes	1,645	71	1,716
Total liabilities	2,422,008	204	2,422,212
Accumulated other comprehensive income	1,164	132	1,296
Total stockholders’ equity	281,201	132	281,333

In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded is shown as a cumulative effect adjustment recorded in opening retained earnings as of January 1, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ended December 31, 2006.

Newly Issued But Not Yet Effective Accounting Standards

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of SFAS No. 140”, which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. SFAS No. 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 is effective beginning January 1, 2007. Management does not expect that the adoption of this standard will have a material impact on United Community’s financial statements.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not believe that the adoption of this standard will have a material impact on United Community’s financial statements.

In July 2006, the Emerging Issues Task Force (EITF) of FASB issued a draft abstract for EITF Issue No. 06-04, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangement”. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 31, 2007. The Company is evaluating the impact of the adoption of this standard.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. Management does not believe the adoption of this issue will have a material impact on United Community’s financial statements.

Operating Segments

Internal financial information is primarily reported and aggregated in two lines of business, banking services and investment services.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by Home Savings and Butler Wick to the holding company or by the holding company to shareholders. These restrictions currently pose no practical limit on the ability of the bank or holding company to pay dividends at historical levels. See Note 13 for further discussion.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.	CASH AND CASH EQUIVALENTS

Federal Reserve Board regulations require depository institutions to maintain certain non-interest bearing reserve balances. These reserves, which consisted of vault cash at Home Savings, totaled approximately $10.5 million and $11.7 million at December 31, 2006 and 2005, respectively. At year end 2006 and 2005, cash of $40,000 and $16,000, respectively, has been segregated in a special reserve bank account for the benefit of customers of Butler Wick under Rule 15c3-3 of the Securities and Exchange Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SECURITIES

The components of securities are as follows:

	December 31, 2006			December 31, 2005
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
	(In thousands)

Available for Sale
U.S. Treasury and government sponsored entities’ securities	$96,847	$63	$(722)	$88,799	$—	$(1,493)
Tax exempt municipal obligation	—	—	—	3	—	—
Equity securities	7,866	641	(112)	2,962	661	—
Mortgage-related securities	132,818	131	(1,870)	110,106	73	(2,159)

Total	$237,531	$835	$(2,704)	$201,870	$734	$(3,652)

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

December 31, 2006
Fair Value
(In thousands)

Due in one year or less	$30,073
Due after one year through five years	37,508
Due after five years through ten years	29,266
Mortgage-related securities	132,818

Total	$229,665

Since equity securities do not have a contractual maturity, they are excluded from the table above.

Proceeds, gross realized gains, losses and impairment charges of available for sale securities were as follows:

	2006	2005	2004
	(In thousands)

Proceeds	$—	$20,883	$63,021
Gross gains	—	239	1,425
Gross losses	—	44	15
Impairment charges	—	—	1,402

Securities pledged for public funds deposits were approximately $17.9 million and $24.6 million at December 31, 2006 and 2005, respectively. See further discussion regarding pledged securities in Note 10.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Community’s trading securities are carried at fair value and consist of the following:

	2006	2005
	(In thousands)

Debt Securities:
Obligations of U.S. government	$1,296	$2,531
State and municipal obligations	8,606	7,061
Corporate bonds, debentures and notes	258	224
Mutual funds	626	996

Total trading securities	$10,786	$10,812

Securities available for sale in a continuous unrealized loss position are as follows at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Description of securities:
U.S. Treasury and agencies	$7,461	$(44)	$65,621	$(678)	$73,082	$(722)
Equity securities	1,342	(112)	—	—	1,342	(112)
Mortgage-related	15,205	(72)	83,504	(1,798)	98,709	(1,870)

Total temporarily impaired securities	$24,008	$(228)	$149,125	$(2,476)	$173,133	$(2,704)

Securities available for sale in an unrealized loss position are as follows at December 31, 2005:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Description of securities:
U.S. Treasury and agencies	$35,128	$(499)	$53,671	$(994)	$88,799	$(1,493)
Mortgage-related	86,993	(1,383)	19,887	(776)	106,880	(2,159)

Total temporarily impaired securities	$122,121	$(1,882)	$73,558	$(1,770)	$195,679	$(3,652)

All of the securities that are impaired temporarily at December 31, 2006, are impaired due to the current level of interest rates. All of these securities continue to pay on schedule and management expects to receive all principal and interest owed on the securities.

During the fourth quarter of 2004, United Community recorded $1.4 million, pretax other-than-temporary charge for the impairment of $5.0 million Fannie Mae preferred stock, held in the available for sale portfolio of Home Savings. United Community recorded the charge because the market value of the stock had declined significantly in the fourth quarter, following several negative announcements by Fannie Mae involving regulatory actions, earnings restatements and management turnover. United Community concluded that these events made the likelihood of future price appreciation less certain in the near term and would extend the time period for a recovery of United Community’s investment cost beyond previous estimates. The security was subsequently sold in 2005.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	LOANS

Portfolio loans consist of the following:

	December 31,
	2006	2005
	(In thousands)

Real Estate:
One- to four-family residential	$854,829	$749,362
Multi-family residential	163,541	154,702
Non-residential	348,528	314,124
Land	26,684	14,979
Construction:
One- to four-family residential	388,926	389,558
Multi-family and non-residential	25,215	66,788

Total real estate	1,807,723	1,689,513
Consumer	345,607	323,515
Commercial	116,952	100,977

Total loans	2,270,282	2,114,005

Less:
Allowance for loan losses	16,955	15,723
Deferred loan fees, net	(232)	849

Total	16,723	16,572

Loans, net	$2,253,559	$2,097,433

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments extend over various periods of time with the majority of such commitments disbursed within a sixty-day period. Commitments generally have fixed expiration dates or other termination clauses, may require payment of a fee and may expire unused. Commitments to extend credit at fixed rates expose Home Savings to some degree of interest rate risk. Home Savings evaluates each customer’s creditworthiness on a case-by-case basis. The type or amount of collateral obtained varies and is based on management’s credit evaluation of the potential borrower. Home Savings normally has a number of outstanding commitments to extend credit.

	December 31,
	2006		2005
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)

Commitments to make loans	$49,317	$47,412	$40,290	$56,322
Undisbursed loans in process	18,729	204,981	36,059	228,054
Unused lines of credit	59,740	102,727	29,896	112,632

Terms of the commitments in both years extend up to six months, but are generally less than two months. The fixed rate loan commitments have interest rates ranging from 5.70% to 18% and maturities ranging from nine months to 30 years.

At December 31, 2006 and 2005, there were $18.1 million and $19.1 million, respectively, of outstanding standby letters of credit. These are issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of an underlying contract with the third party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2006, there were $37.9 million outstanding commitments to fund the OverdraftPrivledgetm Program at Home Savings.

Home Savings’ business activity is principally with customers located in Ohio. Except for residential loans in Home Savings’ market area, Home Savings has no other significant concentrations of credit risk.

Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Balance, beginning of year	$15,723	$15,877	$15,111
Provision for loan losses	4,347	3,028	9,370
Amounts charged off	(3,438)	(4,085)	(9,060)
Recoveries	323	903	456

Balance, end of year	$16,955	$15,723	$15,877

Nonaccrual loans were $52.6 million, $24.3 million and $20.9 million at December 31, 2006, 2005 and 2004. Restructured loans were $1.4 million, $825,000 and $1.3 million at December 31, 2006, 2005 and 2004. Loans that are greater than ninety days past due and still accruing were $796,000 at December 31, 2006, $563,000 at December 31, 2005 and $377,000 at December 31, 2004.

	As of or For the Year Ended December 31,
	2006	2005	2004
	(In thousands)

Impaired loans on which no specific valuation allowance was provided	$28,329	$13,119	$7,898
Impaired loans on which specific valuation allowance was provided	14,217	4,573	7,320

Total impaired loans at year-end	$42,546	$17,692	$15,218

Specific valuation allowances on impaired loans at year-end	2,841	667	1,691
Average impaired loans during year	23,617	15,209	10,683
Interest income recognized on impaired loans during the year	372	386	134
Interest income received on impaired loans during the year	373	403	307
Interest income potential based on original contract terms of impaired loans	2,392	1,503	685

Directors and officers of United Community, Home Savings and Butler Wick are customers of Home Savings in the ordinary course of business. The following describes loans to officers and/or directors of United Community, Home Savings and Butler Wick:

(In thousands)

Balance as of December 31, 2005	$2,028
New loans to officers and/or directors	63
Loan payments during 2006	(111)
Reductions due to changes in officers and/or directors	—

Balance as of December 31, 2006	$1,980

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $861.5 million and $816.0 million at December 31, 2006 and 2005.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	2006	2005	2004
	(In thousands)

Balance, beginning of year	$6,923	$5,533	$5,557
Originations	1,917	2,961	1,629
Sale of servicing	(323)	—	—
Amortized to expense	(1,697)	(1,571)	(1,653)

Balance, end of year	$6,820	$6,923	$5,533

Fair value of mortgage servicing rights was $9.3 million, $10.5 million and $6.8 million at December 31, 2006, 2005, and 2004, respectively.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2006	2005	2004
	(In thousands)

Balance, beginning of year	$—	$—	$(76)
Impairment charges	(435)	—	—
Recoveries	—	—	76

Balance, end of year	$(435)	$—	$—

Key economic assumptions used in measuring the value of mortgage servicing rights at December 31, 2006 and 2005 were as follows:

	2006	2005

Weighted average prepayment rate	261 PSA	278 PSA
Weighted average life (in years)	4.50	5.11
Weighted average discount rate	8%	8%

Estimated amortization expense for each of the next five years is as follows:

2007	$1,512
2008	1,505
2009	1,421
2010	1,078
2011	747

Amounts held in custodial accounts for investors amounted to $10.0 million and $7.4 million at December 31, 2006 and 2005, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

		December 31,
	Estimated life	2006	2005
		(In thousands)

Land		$7,691	$7,498
Buildings	up to 40 years	21,068	19,536
Leasehold improvements	10 years	1,511	1,461
Furniture and equipment	3-5 years	20,078	17,891

		50,348	46,386
Less: Accumulated depreciation and amortization		25,156	22,615

Total		$25,192	$23,771

Rent expense was $1.6 million for 2006, $1.4 million for 2005 and $1.3 million for 2004. Rent commitments under noncancelable operating leases for offices were as follows, before considering renewal options that generally are present:

(In thousands)

2007	$1,539
2008	1,409
2009	1,259
2010	1,186
2011	970
Thereafter	629

Total	$6,992

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill was $33.6 million at December 31, 2006, 2005, and 2004 and relates to acquisitions of The Industrial Savings and Loan Association in 2001 and Potter’s Bank in 2002.

Acquired Intangible Assets

	As of December 31,
	2006		2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Amortized intangible assets:
Core deposit intangibles	$8,952	$7,418	$8,952	$6,834

Total	$8,952	$7,418	$8,952	$6,834

Estimated amortization expense:
For the year ended:
December 31, 2007	$365
December 31, 2008	285
December 31, 2009	223
December 31, 2010	176
December 31, 2011	139

Aggregate amortization expense for the years ended December 31, 2006, 2005 and 2004, was $584,000, $769,000 and $900,000, respectively.

8. DEPOSITS

Deposits consist of the following:

	December 31,
	2006	2005
	(In thousands)

Checking accounts:
Interest bearing	$94,577	$114,565
Non-interest bearing	102,509	96,918
Savings accounts	195,331	259,811
Money market accounts	276,403	144,433
Certificates of deposit	1,154,115	1,066,117

Total deposits	$1,822,935	$1,681,844

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest expense on deposits is summarized as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Interest bearing demand deposits and money market accounts	$10,060	$3,231	$2,386
Savings accounts	900	1,201	1,361
Certificates of deposit	47,680	33,488	24,614

Total	$58,640	$37,920	$28,361

A summary of certificates of deposit by maturity follows:

December 31, 2006
(In thousands)

Within 12 months	$886,206
12 months to 24 months	110,891
Over 24 months to 36 months	44,278
Over 36 months to 48 months	67,499
Over 48 months	45,241

Total	$1,154,115

A summary of certificates of deposit with balances of $100,000 or more by maturity is as follows:

	December 31, 2006	December 31, 2005
	(In thousands)

Three months or less	$50,510	$35,900
Over three months to six months	67,618	34,033
Over six months to twelve months	90,141	40,200
Over twelve months	67,600	102,550

Total	$275,869	$212,683

Deposits in excess of $100,000 are not federally insured. Home Savings did not have brokered deposits for the years ended December 31, 2006 and 2005.

9.	FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of Federal Home Loan Bank advances:

	December 31,
	2006		2005
		Weighted		Weighted
Year of Maturity	Amount	Average Rate	Amount	Average Rate
	(In thousands)

2006	n/a	n/a	$360,752	4.21%
2007	$391,957	4.98%	66,501	3.80
2008	22,451	3.69	22,451	3.69
2009	30,913	4.66	10,913	3.56
2010	2,387	3.54	2,387	3.54
2011	5,871	4.93	871	3.86
Thereafter	11,674	3.86	11,674	3.86

Total Federal Home Loan Bank advances	$465,253		$475,549

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Home Savings has available credit, subject to collateral requirements, with the Federal Home Loan Bank of $636.2 million, of which $465.3 million is outstanding. Of the $465.3 million, a total of $10.0 million is callable quarterly and matures in February 2009. All advances must be secured by eligible collateral as specified by the Federal Home Loan Bank. Accordingly, United Community has a blanket pledge of its one- to four-family mortgages and multi-family loans as collateral for the advances outstanding at December 31, 2006. The required minimum ratio of collateral to advances is 150% for one- to four-family loans and 165% for multi-family loans.

10.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

The following is a summary of securities sold under an agreement to repurchase and other borrowings:

	December 31,
	2006		2005
		Weighted		Weighted
		Average		Average
	Amount	Rate	Amount	Rate
	(In thousands)

Securities sold under agreement to repurchase-term	$78,182	4.00%	$45,520	3.73%
Other borrowings	20,329	6.54	29,694	3.20

Total repurchase agreements and other	$98,511	4.52%	$75,214	3.52%

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $94.1 million at December 31, 2006 and $53.7 million at December 31, 2005. Securities sold under agreements to repurchase are typically held by the brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to United Community. Other borrowings consist primarily of lines of credit, payables to customers and payables to broker/dealers. United Community has a line of credit with a correspondent bank which has a stated maturity of September 2008. All other borrowings have no stated maturity.

11.	LOSS CONTINGENCY

United Community and its subsidiaries are parties to litigation arising in the normal course of business. While it is impossible to determine the ultimate resolution of these matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

12.	INCOME TAXES

The provision for income taxes consists of the following components:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current	$13,132	$12,396	$9,914
Deferred	(132)	(486)	(811)

Total	$13,000	$11,910	$9,103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective tax rates differ from the statutory federal income tax rate of 35% due to the following:

	Year Ended December 31,
	2006		2005		2004
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(In thousands)

Tax at statutory rate	$12,989	35.0%	$12,287	35.0%	$9,439	35.0%
Increase (decrease) due to:
Tax exempt income	(88)	(0.2)	(78)	(0.2)	(78)	(0.3)
Life insurance	(298)	(0.8)	(288)	(0.8)	(308)	(1.1)
State taxes	(143)	(0.4)	(4)	(0.0)	(27)	(0.1)
Other	540	1.4	(7)	(0.0)	77	0.3

Income tax provision	$13,000	35.0%	$11,910	34.0%	$9,103	33.8%

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(In thousands)

Deferred tax assets:
Loan loss reserves	$5,934	$5,503
Postretirement benefits	1,334	1,428
Deferred loan fees	—	363
ESOP shares released	1,311	1,308
Compensation accruals	196	348
Unrealized loss on securities available for sale	626	993
SFAS 158 pension accrual	71	—
Interest on non-accrual loans	1,795	883
Other	225	716

Deferred tax assets	11,492	11,542

Deferred tax liabilities:
Purchase accounting adjustments	385	622
Deferred loan fees	113	—
Federal Home Loan Bank stock dividends	6,354	5,855
Mortgage servicing rights	2,235	2,423
Other	689	762

Deferred tax liabilities	9,776	9,662

Net deferred tax asset	$1,716	$1,880

Retained earnings at December 31, 2006 include approximately $21.1 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of United Community’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2006 was approximately $7.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SHAREHOLDERS’ EQUITY

Dividends

United Community’s source of funds for dividends to its shareholders is earnings on its investments and dividends from Home Savings and Butler Wick. During the year ended December 31, 2006, United Community paid regular dividends in the amount of $10.4 million. While Home Savings’ primary regulator is the FDIC, the OTS has regulations that impose certain restrictions on payments of dividends to United Community.

Home Savings must file an application with, and obtain approval from, the OTS (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus retained net income (as defined) for the preceding two years; (ii) if Home Savings would not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the OTS or the FDIC, or any condition imposed on Home Savings in an OTS-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. On December 29, 2006, Home Savings paid a $30.0 million dividend to United Community. The funds were returned to Home Savings with the issuance of subordinated debt. As of December 31, 2006, Home Savings had $30.9 million of retained earnings that could be distributed without requiring the prior approval of the OTS.

Other Comprehensive Income

Other comprehensive income included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in minimum postretirement liability. The change includes reclassification of gains or losses on sales of securities net of tax of $0, $122,000 and $540,000 for the years ended December 31, 2006, 2005 and 2004.

Liquidation Account

At the time of the Conversion, Home Savings established a liquidation account, totaling $141.4 million, which was equal to its regulatory capital as of the latest practicable date prior to the Conversion. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for the accounts then held.

14.	REGULATORY CAPITAL REQUIREMENTS

Home Savings is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Home Savings and United Community. The regulations require Home Savings to meet specific capital adequacy guidelines and the regulatory framework for prompt corrective action that involve quantitative measures of Home Savings’ assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Home Savings’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Home Savings to maintain minimum amounts and ratios of Leverage (or Core) and Tangible capital (as defined in the regulations) to adjusted total assets (as defined) and of total capital (as defined) to risk-weighted assets (as defined). Actual and required capital amounts and ratios for Home Savings are presented below.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2006
			Minimum
			Capital
	Actual		Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

Total capital (to risk-weighted assets)	$248,445	11.70%	$169,879	8.00%	$212,349	10.00%
Tier 1 capital (to risk-weighted assets)	201,490	9.49	*	*	127,409	6.00
Leverage (Tier 1) capital (to adjusted total assets)	201,490	7.68	104,196	4.00	131,207	5.00
Tangible capital (to adjusted total assets)	201,490	7.68	39,362	1.50	*	*

	As of December 31, 2005
			Minimum Capital
	Actual		Requirements		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

Total capital (to risk-weighted assets)	$218,943	10.86%	$161,351	8.00%	$201,688	10.00%
Tier 1 capital (to risk-weighted assets)	203,220	10.08	*	*	121,013	6.00
Leverage (Tier 1) capital (to adjusted total assets)	203,220	8.36	97,196	4.00	121,495	5.00
Tangible capital (to adjusted total assets)	203,220	8.36	36,449	1.50	*	*

*	Ratio is not required under regulations.

On December 29, 2006, Home Savings paid a $30.0 million dividend to United Community. The funds were returned that same day to Home Savings with Home Savings’ issuance of subordinated debt to United Community.

As of December 31, 2006 and 2005, the FDIC and OTS, respectively categorized Home Savings as well capitalized under the regulatory framework for Prompt Corrective Action. There are no conditions or events since that notification that management believes has changed Home Savings’ categorization. To be categorized as well capitalized, Home Savings must maintain minimum Leverage, Tier 1 and total capital ratios as set forth in the table above.

Management believes, as of December 31, 2006, that Home Savings meets all capital requirements to which it is subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements.

Butler Wick is subject to regulatory capital requirements set forth by the Securities and Exchange Commission’s Uniform Net Capital Rule. Butler Wick has elected to use the alternative method, permitted by rule, which requires Butler Wick to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2006, Butler Wick had net capital of $6.8 million, and $6.6 million in excess of required minimum net capital.

15.	BENEFIT PLANS

Postretirement Benefit Plans

In addition to Home Savings’ retirement plans, Home Savings sponsors a defined benefit health care plan that was curtailed in 2000 to provide postretirement medical benefits for employees who worked 20 years and attained a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

minimum age of 60 by September 1, 2000, while in service with Home Savings. The plan is unfunded and, as such, has no assets. Furthermore, the plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding. The benefit obligation was measured on December 31, 2006 and 2005. Information about changes in obligations of the benefit plan follows:

	Year Ended December 31,
	2006	2005
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$4,158	$3,742
Service cost	2	1
Interest cost	221	215
Actuarial (gain)/loss	(89)	471
Benefits paid	(277)	(271)

Benefit obligation at end of the year	$4,015	$4,158

Funded status of the plan	$(4,015)	$(4,158)
Unrecognized net (gain)/loss from past experience different from that assumed and effects of changes in assumptions	—	297
Prior service cost not yet recognized in net periodic benefit cost	—	(5)

Accrued benefit cost	$(4,015)	$(3,866)

Prior to the adoption of FAS Statement 158, amounts recognized in the balance sheet at December 31, 2005 consist of the following:

(In thousands)

Prepaid benefit cost	$—
Accrued benefit cost	3,866
Intangible assets	—
Accumulated other comprehensive income	—

$3,866

Amounts recognized in accumulated other comprehensive income at December 31, 2006 consists of the following:

(In thousands)

Net gains (losses)	$(135)
Prior service credit (cost)	3

$(132)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost/(gain) are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Service cost	$2	$1	$9
Interest cost	221	215	245
Expected return on plan assets	—	—	—
Net amortization of prior service cost	(1)	—	(1)
Recognized net actuarial gain	—	—	—

Net periodic benefit cost/(gain)	$222	$216	$253

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.75%	5.50%	5.75%

The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits (i.e., health care cost trend rate) used in the 2006 valuation was 11% and was assumed to decrease to 5.5% for the year 2012 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2006:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$22	$(19)
Effect on the postretirement benefit obligation	402	(352)

United Community anticipates contributions to the plan to fund benefits paid will aggregate $3.2 million over the next ten years as follows:

In thousands

2007	$291
2008	301
2009	314
2010	324
2011	329
2012-2016	1,686

Total	$3,245

401(k) Savings Plan

Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2006, 2005 and 2004, Home Savings’ match was 50% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the years ended 2006, 2005 and 2004, the expense related to this plan was approximately $532,000, $481,000 and $464,000, respectively.

Butler Wick also sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Butler Wick’s matching contribution is discretionary and may be changed from year to year. For 2006, 2005 and 2004, Butler Wick’s match was 25% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. Participants become 100% vested in Butler Wick contributions upon

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completion of six years of service. For the years ended 2006, 2005 and 2004, the expense related to this plan was approximately $174,000, $168,000 and $157,000, respectively.

Employee Stock Ownership Plan

In conjunction with the Conversion, United Community established an Employee Stock Ownership Plan (ESOP) for the benefit of the employees of United Community and Home Savings. All full-time employees who meet certain age and years of service criteria are eligible to participate in the ESOP. An ESOP is a tax-qualified retirement plan designed to invest primarily in the stock of United Community. The ESOP borrowed $26.8 million from United Community to purchase 2,677,250 shares in conjunction with the conversion. The term of the loan is 15 years and is being repaid primarily with contributions from Home Savings to the ESOP. Additionally, 1,598,810 shares were purchased with the return of capital distribution in 1999.

The loan is collateralized by the shares of common stock held by the ESOP. As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants on the basis of compensation as described in the plan. Compensation expense is determined by multiplying the average per share market price of United Community’s stock during the period by the number of shares to be released. United Community recognized approximately $3.6 million, $3.3 million and $3.5 million in compensation expense for the years ended December 31, 2006, 2005 and 2004, respectively, related to the ESOP. Unallocated shares are considered neither outstanding shares for computation of basic earnings per share nor potentially dilutive securities for computation of diluted earnings per share. Dividends on unallocated ESOP shares are reflected as a reduction in the loan (and Home Savings’ contribution is reduced accordingly). During the years ended December 31, 2006, 2005 and 2004, 294,802 shares were released or committed to be released for allocation for each of these years and had a combined fair market value of $10.4 million. Shares remaining not released or committed to be released for allocation at December 31, 2006 totaled 1,826,556 and had a market value of approximately $22.4 million.

Retention Plan

In connection with the Butler Wick acquisition in 1999, United Community established and funded a $3.7 million retention plan into a Rabbi Trust. Participants in the retention plan became vested in their benefits after five years of service. Retention plan expense, including fair value adjustments related to the assets in the Rabbi Trust, was $98,000, $145,000 and $582,000 for 2006, 2005 and 2004.

Participants in the plan were permitted to select various mutual funds into which participants could direct their investments. Each participant was able to select up to four of these mutual funds in order to diversify his or her allocations, and was permitted to make changes in fund selections periodically. Participants were permitted to elect a lump sum distribution at vesting, or a distribution in equal annual installments over a period of time not to exceed five years. To the extent that the participant elected to be paid in installments, his or her account will continue to be credited with investment gains and debited with investment losses until his or her full investment is distributed from the plan. United Community accrued the deferred compensation obligation prorata over the vesting period through a charge to compensation expense. Plan assets are included in trading securities in United Community’s financial statements and are recorded at fair value. Until the final distribution is made, United Community will continue to record income or expense as the market value of the remaining plan assets and corresponding liability to participants fluctuates. Plan assets amounted to $559,000 and $992,000 at December 31, 2006 and 2005, respectively.

Long-Term Incentive Plan

On July 12, 1999, shareholders approved the United Community Financial Corp. Long-Term Incentive Plan (Incentive Plan). The purpose of the Incentive Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

managerial and other key employees of United Community, including Home Savings and Butler Wick, by facilitating their purchase of an ownership interest in United Community.

The Incentive Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The incentive plan provides that option prices will not be less than the fair market value of the stock at the grant date. The maximum number of common shares that may be issued under the plan is 3,471,562, all of which were granted prior to December 31, 2004. All of the options awarded became exercisable on the date of grant. The option period expires 10 years from the date of grant. A summary of activity in the plan is as follows:

	For the Year Ended December 31, 2006
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
			(In thousands)

Outstanding at beginning of year	2,217,216	$9.59
Granted	—	—
Exercised	(111,502)	7.80
Forfeited	(37,156)	12.73

Outstanding at end of period	2,068,558	$9.63	$5,408

Options exercisable at end of period	2,068,558	$9.63	$5,408

Information related to the stock option plan during each year follows:

	2006	2005	2004

Intrinsic value of options exercised	$512	$381	$4,745
Cash received from option exercises	878	674	6,420
Tax benefit realized from option exercises	141	127	1,129
Weighted average fair value of options granted	—	—	$3.13

Outstanding stock options have a weighted average remaining life of 6.01 years and may be exercised in the range of $6.66 to $12.73.

Employee Stock Purchase Plan

During 2005, United Community established an employee stock purchase plan (ESPP). Under this plan, United Community provides employees of Home Savings and Butler Wick the opportunity to purchase United Community Financial Corporation’s common shares through payroll deduction. Participation in the plan is voluntary and payroll deductions are made on an after-tax basis. The maximum amount an employee can have deducted is nine hundred dollars per biweekly pay. Shares are purchased on the open market and administrative fees are paid by United Community. Expense related to this plan is a component of the Shareholder Dividend Reinvestment Plan and the expense recognized is considered immaterial.

Deferred Compensation Plan

Butler Wick Corp. sponsors a non-qualified deferred compensation plan for certain employees of Butler, Wick & Co., Inc. and Butler Wick Trust Company. Under the terms of the plan, employees can defer a portion of their compensation on a pre-tax basis. Butler Wick Corp. has established a Rabbi Trust in which to fund employee deferrals. Deferred amounts accumulate on a tax-free basis until paid to employees participating, at which time they become fully taxable. The plan was established in 2006 and employees deferred a total of $281,000. Butler Wick Corp. did not make any matching or other contributions to plan participants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments have been determined by United Community using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that United Community could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, margin accounts, accrued interest receivable and payable and advance payments by borrowers for taxes and insurance — The carrying amounts as reported in the Statements of Financial Condition are a reasonable estimate of fair value due to their short-term nature.

Securities — Fair values are based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

Loans held for sale — The fair value of loans held for sale is based on market quotes.

Loans — The fair value is estimated by discounting the future cash flows using the current market rates for loans of similar maturities with adjustments for market and credit risks.

Federal Home Loan Bank stock — The fair value is estimated to be the carrying value, which is par. All transactions in the capital stock of the Federal Home Loan Bank are executed at par.

Deposits — The fair value of demand deposits, savings accounts and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.

Borrowed funds — For short-term borrowings, fair value is estimated to be carrying value. The fair value of other borrowings is based on current rates for similar financing.

Limitations — Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time United Community’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of United Community’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, a significant asset not considered a financial asset is premises and equipment. In addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2006 and 2005, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,		December 31,
	2006		2005
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Assets:
Cash and cash equivalents	$35,637	$35,637	$37,545	$37,545
Securities:
Trading	10,786	10,786	10,812	10,812
Available for sale	237,531	237,531	201,870	201,870
Loans held for sale	26,960	27,288	29,109	29,403
Loans, net	2,253,559	2,256,796	2,097,433	2,100,474
Margin accounts	—	—	15,705	15,705
Federal Home Loan Bank stock	25,432	25,432	24,006	24,006
Accrued interest receivable	13,703	13,703	12,053	12,053
Liabilities:
Deposits:
Checking, savings and money market accounts	(668,820)	(668,820)	(615,726)	(615,726)
Certificates of deposit	(1,154,115)	(1,151,666)	(1,066,117)	(1,061,686
Federal Home Loan Bank advances	(465,253)	(462,302)	(475,549)	(472,012)
Repurchase agreements and other	(98,511)	(98,550)	(75,214)	(75,263)
Advance payments by borrowers for taxes and insurance	(17,471)	(17,471)	(14,322)	(14,322)
Accrued interest payable	(2,842)	(2,842)	(2,622)	(2,622)

17.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings, net of amounts capitalized	$84,208	$55,764	$40,259
Interest capitalized on borrowings	19	42	19
Income taxes	13,050	9,615	12,938
Supplemental schedule of noncash activities:
Loans transferred to held for sale	—	74,144	39,479
Loans transferred from held for sale	—	37,075	—
Transfers from loans to real estate owned	4,814	4,935	2,356

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31,
	2006	2005
	(In thousands)

Assets
Cash and deposits with banks	$811	$479
Federal funds sold and other	27	21

Total cash and cash equivalents	838	500
Securities:
Trading	559	992
Available for sale	2,866	2,962
Note receivable for ESOP	15,033	16,847
Subordinated note receivable from Home Savings	30,000	—
Investment in subsidiary-Home Savings	235,058	236,621
Investment in subsidiary-Butler Wick	16,448	15,174
Other assets	149	158

Total assets	$300,951	$273,254

Liabilities and Shareholders’ Equity
Repurchase agreements and other	$18,300	$6,600
Accrued interest payable	101	51
Accrued expenses and other liabilities	1,217	1,868

Total liabilities	19,618	8,519

Total shareholders’ equity	281,333	264,735

Total liabilities and shareholders’ equity	$300,951	$273,254

Condensed Statements of Income

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Income
Cash dividends from subsidiary	$30,000	$7,000	$—
Interest income	1,411	1,530	1,680
Non-interest income	60	166	1,086

Total income	31,471	8,696	2,766
Expenses
Interest expense	820	406	14
Non-interest expenses	1,405	1,395	1,339

Total expenses	2,225	1,801	1,353

Income before income taxes	29,246	6,895	1,413
Income tax (benefit) expense	(425)	(49)	558

Income before equity in undistributed net earnings of subsidiaries	29,671	6,944	855
Equity in undistributed net earnings of subsidiaries	(5,560)	16,253	17,010

Net income	$24,111	$23,197	$17,865

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash Flows from Operating Activities
Net Income	$24,111	$23,197	$17,865
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	5,560	(16,253)	(17,010)
Security gains	—	(62)	(948)
Decrease in trading securities	433	998	2,081
(Increase) decrease in interest receivable	(18)	—	1
Decrease (increase) in other assets	27	1,128	(751)
Increase in accrued interest payable	50	47	3
Decrease in other liabilities	(712)	(1,948)	(1,228)

Net cash from operating activities	29,451	7,107	13

Cash Flows from Investing Activities
Proceeds from sale of:
Securities available for sale	—	99	2,322
Purchases of:
Securities available for sale	(36)	(227)	(105)
Investment in subordinated debt issued by Home Savings	(30,000)	—	—
ESOP loan repayment	1,044	875	735

Net cash from investing activities	(28,992)	747	2,952

Cash Flows from Financing Activities
Dividends paid	(10,401)	(9,462)	(8,533)
Net increase in borrowed funds	11,700	3,100	3,500
Purchase of treasury stock	(2,298)	(2,499)	(47,814)
Exercise of stock options	878	674	6,420

Net cash from financing activities	(121)	(8,187)	(46,427)

Increase (decrease) in cash and cash equivalents	338	(333)	(43,462)
Cash and cash equivalents, beginning of year	500	833	44,295

Cash and cash equivalents, end of year	$838	$500	$833

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	SEGMENT INFORMATION

United Community has two principal segments, banking and investment services. Banking provides consumer and corporate banking services. Investment services provide investment brokerage and a network of integrated financial services. The accounting policies of the segments are the same as those described in Note 1. Condensed statements of income and selected financial information by operating segment for the years ended December 31, 2006, 2005 and 2004 are as follows:

	Banking	Investment
	Services	Services	Eliminations	Total
	(In thousands)

2006
Results of Operations
Total interest income	$163,763	$1,667	—	$165,430
Total interest expense	83,953	475	—	84,428
Provision for loan losses	4,347	—	—	4,347
Net interest income after provision for loan losses	75,463	1,192	—	76,655
Non-interest income	13,203	27,071	—	40,274
Non-interest expense	53,310	26,508	—	79,818

Income before income taxes	35,356	1,755	—	37,111
Income taxes	12,393	607	—	13,000

Net income	$22,963	$1,148	—	$24,111

Selected Financial Information
Total assets	$2,682,641	$20,923	$(19)	$2,703,545
Capital expenditures	4,086	335	—	4,421
Depreciation and amortization	2,503	281	—	2,784
2005
Results of Operations
Total interest income	$133,794	$2,258	—	$136,052
Total interest expense	56,357	939	—	57,296
Provision for loan losses	3,028	—	—	3,028
Net interest income after provision for loan losses	74,409	1,319	—	75,728
Non-interest income	12,184	26,076	—	38,260
Non-interest expense	53,413	25,468	—	78,881

Income before income taxes	33,180	1,927	—	35,107
Income taxes	11,234	676	—	11,910

Net income	$21,946	$1,251	—	$23,197

Selected Financial Information
Total assets	$2,488,771	$40,122	$(43)	$2,528,850
Capital expenditures	5,029	320	—	5,349
Depreciation and amortization	2,026	321	—	2,347

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Banking	Investment
	Services	Services	Eliminations	Total
	(In thousands)

2004
Results of Operations
Total interest income	$111,822	$1,619	—	$113,441
Total interest expense	39,971	407	—	40,378
Provision for loan losses	9,370	—	—	9,370
Net interest income after provision for loan losses	62,481	1,212	—	63,693
Non-interest income	11,629	24,480	—	36,109
Non-interest expense	48,348	24,486	—	72,834

Income (loss) before income taxes	25,762	1,206	—	26,968
Income taxes	8,698	405	—	9,103

Net income (loss)	$17,064	$801	—	$17,865

Selected Financial Information
Total assets	$2,229,705	$58,089	$(6)	$2,287,788
Capital expenditures	2,928	271	—	3,199
Depreciation and amortization	2,579	364	—	2,943

20.	EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 754,403 shares were anti-dilutive for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
	(In thousands, except per share data)

Basic Earnings Per Share:
Net income applicable to common stock	$24,111	$23,197	$17,865
Weighted average common shares outstanding	29,029	28,809	29,185

Basic earnings per share	$0.83	$0.81	$0.61

Diluted Earnings Per Share:
Net income applicable to common stock	$24,111	$23,197	$17,865
Weighted average common shares outstanding	29,029	28,809	29,185
Dilutive effect of stock options	375	330	420

Weighted average common shares outstanding for dilutive computation	29,404	29,139	29,605

Diluted earnings per share	$0.82	$0.80	$0.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized quarterly data for each of the years indicated.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Unaudited)
	(In thousands, except per share data)

2006:
Total interest income	$38,627	$41,647	$42,464	$42,692	$165,430
Total interest expense	17,936	20,611	22,492	23,389	84,428

Net interest income	20,691	21,036	19,972	19,303	81,002
Provision for loan losses	738	812	1,475	1,322	4,347
Non-interest income	9,809	9,533	10,199	10,733	40,274
Non-interest expense	20,356	20,126	19,365	19,971	79,818
Income taxes	3,273	3,381	3,272	3,074	13,000

Net income	$6,133	$6,250	$6,059	$5,669	$24,111

Earnings per share:
Basic	$0.21	$0.22	$0.21	$0.19	$0.83
Diluted	0.21	0.21	0.21	0.19	0.82

The provision for loan losses increased between the second and third quarter as a result of an increase in the valuation allowance on impaired loans at the end of the third quarter. Refer to Note 4 regarding impaired loans.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share data)

2005:
Total interest income	$30,763	$32,853	$35,106	$37,330	$136,052
Total interest expense	12,011	13,518	15,044	16,723	57,296

Net interest income	18,752	19,335	20,062	20,607	78,756
Provision for loan losses	633	418	702	1,275	3,028
Non-interest income	8,868	10,297	9,772	9,323	38,260
Non-interest expense	19,657	19,399	19,437	20,388	78,881
Income taxes	2,449	3,317	3,304	2,840	11,910

Net income	$4,881	$6,498	$6,391	$5,427	$23,197

Earnings per share:
Basic	$0.17	$0.23	$0.22	$0.19	$0.81
Diluted	0.17	0.22	0.22	0.19	0.80

Non-interest expense increased between the third and fourth quarters largely due to an increase in employee compensation and benefits. The increase is attributable to increased performance incentives as a result of higher earnings, greater commission expenses, rising healthcare costs and increased personnel. Other expenses also increased consisting, in part, of legal and audit fees.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENTS

To the Shareholders and Board of Directors
United Community Financial Corp.
Youngstown, Ohio

We have audited the accompanying consolidated statements of financial condition of United Community Financial Corp. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of United Community Financial Corp.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Financial Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Community Financial Corp.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/  Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Cleveland, Ohio
March 9, 2007

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of United Community is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934). United Community’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. United Community’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of United Community; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of United Community are being made only in accordance with authorizations of management and directors of United Community; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of United Community’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of United Community’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that United Community maintained effective internal control over financial reporting as of December 31, 2006.

United Community’s independent registered public accounting firm has issued its report on management’s assessment of United Community’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

/s/ Douglas M. McKay	/s/ Patrick A. Kelly
Douglas M. McKay, Chief Executive Officer	Patrick A. Kelly, Chief Financial Officer
March 9, 2007	March 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that United Community Financial Corp. maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. United Community Financial Corp. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that United Community Financial Corp. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, United Community Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of United Community Financial Corp. as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  Crowe Chizek and Company LLC
Crowe Chizek and Company LLC

Cleveland, Ohio
March 9, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

United Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2006, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of United Community’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2006 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Additionally, there were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to affect, United Community’s internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” contained in Item 8 of this Form 10 K.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information contained in the Proxy Statement for the 2007 Annual Meeting of Shareholders of United Community (Proxy Statement), to be filed with the Securities and Exchange Commission (Commission) on or about March 23, 2007, under the captions “Election of Directors,” “Incumbent Directors,” “Board Meetings, Committees and Compensation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

United Community has adopted a code of ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of the code may be obtained free of charge upon written request to Patrick A. Kelly, Chief Financial Officer, United Community Financial Corp., 275 West Federal Street, Youngstown, Ohio 44503.

Item 11.	Executive Compensation

The information contained in the Proxy Statement under the captions “Compensation Committee Report” and “Compensation Discussion and Analysis,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information contained in the Proxy Statement under the caption “Ownership of UCFC Shares” is incorporated herein by reference.

United Community maintains the United Community Financial Corp. 1999 Long-Term Incentive Plan (“Incentive Plan”) and the United Community Financial Corp. Recognition and Retention Plan and Trust Agreement (“RRP”) under which it issued equity securities to its directors, officers and employees in exchange for goods or services. The Incentive Plan and the RRP were approved by United Community’s shareholders at the 1999 Special Meeting of Shareholders.

The following table shows, as of December 31, 2006, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Incentive Plan and the RRP, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities		Equity Compensation
	to be Issued Upon	Weighted-Average	Plans (Excluding
	Exercise of	Exercise Price of	Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))

Equity compensation plans approved by security holders	2,068,558	$9.63	37,156

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information contained in the Proxy Statement under the captions “Board Meetings, Committees and Compensation,” and “Compensation of Executive Officers — Certain Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the Proxy Statement under the caption “Audit Fees” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(c)	Exhibits

3.1	Articles of Incorporation
3.2	Amended Code of Regulations
10	Material Contracts
11	Statement Regarding Computation of Per Share Earnings
20	Proxy Statement for 2007 Annual Meeting of Shareholders
21	Subsidiaries of Registrant
23	Crowe Chizek and Company LLC Consent
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

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

/s/ Douglas M. McKay	/s/ Patrick A. Kelly
Douglas M. McKay, President and Director	Patrick A. Kelly, Treasurer (Principal Financial Officer)
Date: March 15, 2007	Date: March 15, 2007

/s/ Richard J. Schiraldi	/s/ David C. Sweet
Richard J. Schiraldi, Director	David C. Sweet, Director
Date: March 15, 2007	Date: March 15, 2007

/s/ Thomas J. Cavalier	/s/ David G. Lodge
Thomas J. Cavalier, Director	David G. Lodge, Director
Date: March 15, 2007	Date: March 15, 2007

/s/ Eugenia C. Atkinson	/s/ Clarence R. Smith
Eugenia C. Atkinson, Director	Clarence R. Smith, Director
Date: March 15, 2007	Date: March 15, 2007

INDEX TO EXHIBITS

Exhibit
Number

3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) with the Securities and Exchange Commission (SEC), Exhibit 3.1
3.2	Amended Code of Regulations	Incorporated by reference to the 1998 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2
10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1
10.2	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Douglas M. McKay, dated December 31, 2004.	Incorporated by reference to the 2004 10-K/A filed by United Community on May 2, 2005 via Edgar, film number 04666159 (2004 10K/A), Exhibit 10.2
10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack, dated December 31, 2004.	Incorporated by reference to the 2004 10-K/A, Exhibit 10.3
10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick A. Kelly, dated December 31, 2004.	Incorporated by reference to the 2004 10-K/A, Exhibit 10.4
10.5	Employment Agreement between Butler Wick Corp. and Thomas J. Cavalier, dated August 12, 1999.	Incorporated by reference to the 1999 10-K filed by United Community on March 29, 2000 via Edgar, film number 582478, Exhibit 10.5
10.6	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and David G. Lodge, dated December 31, 2004.	Incorporated by reference to the 2004 10-K/A, Exhibit 10.6
10.7	United Community 1999 Long -Term Incentive Plan	Incorporated by reference to the Proxy Statement filed by United Community via Edgar on June 7, 1999, file number 9964170 (1999 Proxy), Exhibit
10.8	United Community Recognition and Retention Plan and Trust Agreement	Incorporated by reference to the 1999 Proxy, Exhibit B
11	Statement Regarding Computation of Per Share Earnings	Incorporated by reference to Note 20 to the Financial Statements included in the Annual Report, Item 8.
20	Proxy Statement for 2007 Annual Meeting of Shareholders	Incorporated by reference to the Proxy Statement, to be filed with the Securities and Exchange Commission on or about March 23, 2007.
21	Subsidiaries of Registrant
23	Crowe Chizek and Company LLC Consent
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer