Form 10-Q
period 2007-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2007-05-09
CIK 707886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
UNITED COMMUNITY FINANCIAL CORP.
(Exact name of the registrant as specified in its charter)

OHIO	0-024399	34-1856319

(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer I.D. No.)
275 West Federal Street, Youngstown, Ohio 44503-1203
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,650,703 common shares as of April 30, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$33,780	$34,129
Federal funds sold and other	1,494	1,508

Total cash and cash equivalents	35,274	35,637

Securities:
Trading, at fair value	4,451	10,786
Available for sale, at fair value	259,620	237,531
Loans, net of allowance for loan losses of $18,562 and $16,955, respectively	2,254,953	2,253,559
Loans held for sale	14,017	26,960
Federal Home Loan Bank stock, at cost	25,432	25,432
Premises and equipment, net	26,201	25,192
Accrued interest receivable	13,565	13,703
Real estate owned and other repossessed assets	6,370	3,242
Goodwill	33,593	33,593
Core deposit intangible	1,434	1,534
Cash surrender value of life insurance	23,360	23,137
Other assets	14,742	13,239

Total assets	$2,713,012	$2,703,545

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,725,073	$1,720,426
Non-interest bearing	106,244	102,509

Total deposits	1,831,317	1,822,935
Federal Home Loan Bank advances	424,038	465,253
Repurchase agreements and other borrowings	138,249	98,511
Advance payments by borrowers for taxes and insurance	11,232	17,471
Accrued interest payable	4,819	2,842
Accrued expenses and other liabilities	22,562	15,200

Total liabilities	2,432,217	2,422,212

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued	146,232	145,834
Retained earnings	222,412	220,527
Accumulated other comprehensive loss	(858)	(1,296)
Unearned stock compensation	(10,831)	(11,287)
Treasury stock, at cost, 7,158,853 and 6,827,143 shares, respectively	(76,160)	(72,445)

Total shareholders’ equity	280,795	281,333

Total liabilities and shareholders’ equity	$2,713,012	$2,703,545

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands, except per share data)
Interest income
Loans	$39,003	$35,110
Loans held for sale	256	508
Securities:
Trading	62	82
Available for sale	2,934	2,214
Margin accounts	—	340
Federal Home Loan Bank stock dividends	400	341
Other interest earning assets	170	32

Total interest income	42,825	38,627
Interest expense
Deposits	16,722	12,420
Federal Home Loan Bank advances	5,347	4,630
Repurchase agreements and other	1,355	886

Total interest expense	23,424	17,936

Net interest income	19,401	20,691
Provision for loan losses	2,325	738

Net interest income after provision for loan losses	17,076	19,953

Non-interest income
Brokerage commissions	6,240	5,000
Service fees and other charges	3,573	3,197
Underwriting and investment banking	33	30
Net gains (losses):
Trading securities	5	44
Loans sold	663	563
Other	(24)	4
Other income	927	971

Total non-interest income	11,417	9,809

Non-interest expense
Salaries and employee benefits	14,282	13,524
Occupancy	1,148	1,108
Equipment and data processing	2,315	2,259
Franchise tax	564	541
Advertising	317	344
Amortization of core deposit intangible	100	133
Other expenses	2,516	2,447

Total non-interest expenses	21,242	20,356

Income before income taxes	7,251	9,406
Income taxes	2,581	3,273

Net income	$4,670	$6,133

Comprehensive income	$5,108	$5,645

Earnings per share
Basic	$0.16	$0.21
Diluted	$0.16	$0.21
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other	Unearned
	Shares	Common	Retained	Comprehensive	Stock	Treasury
	Outstanding	Stock	Earnings	Income/(Loss)	Compensation	Stock	Total
			(Dollars in thousands, except share data)
Balance December 31, 2006	30,977	$145,834	$220,527	$(1,296)	$(11,287)	$(72,445)	$281,333

Comprehensive income:
Net income			4,670				4,670
Change in net unrealized gain/(loss) on securities, net of taxes of $236				438			438

Comprehensive income			4,670	438			5,108
Shares allocated to ESOP participants		398			456		854
Purchase of treasury stock	(338)					(3,780)	(3,780)
Exercise of stock options	7		(19)			65	46
Dividends paid, $0.095 per share			(2,766)				(2,766)

Balance March 31, 2007	30,646	$146,232	$222,412	$(858)	$(10,831)	$(76,160)	$280,795

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$4,670	$6,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,325	738
Net gains	(639)	(573)
Amortization of premiums and accretion of discounts	739	659
Depreciation and amortization	765	666
ESOP compensation	854	910
FHLB stock dividends	—	(341)
Decrease in trading securities	6,335	1,601
Decrease in margin accounts	—	274
Decrease (increase) in interest receivable	138	(652)
(Increase) decrease in prepaid and other assets	(2,046)	93
Increase in interest payable	1,977	665
Net principal disbursed on loans held for sale	(48,596)	(46,747)
Proceeds from sale of loans held for sale	62,168	40,954
Increase in other liabilities	7,126	979

Net cash from operating activities	35,816	5,359

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Available for sale securities	16,852	8,473
Proceeds from sale of:
Available for sale securities	—	—
Real estate owned and other repossessed assets	636	581
Premises and equipment	—	531
Purchases of:
Securities available for sale	(38,238)	(24,834)
Net principal disbursed on loans	33,172	4,691
Loans purchased	(41,003)	(59,445)
Purchases of premises and equipment	(1,766)	(1,235)

Net cash from investing activities	(30,347)	(71,238)

Cash Flows from Financing Activities
Net increase in NOW, savings and money market accounts	23,927	27,743
Net (decrease) increase in certificates of deposit	(15,543)	36,099
Net decrease in advance payments by borrowers for taxes and insurance	(6,239)	(4,703)
Proceeds from FHLB advances	196,553	152,281
Repayment of FHLB advances	(237,768)	(180,577)
Net change in other borrowed funds	39,738	30,481
Dividends paid	(2,766)	(2,607)
Proceeds from the exercise of stock options	46	232
Purchase of treasury stock	(3,780)	—

Net cash from financing activities	(5,832)	58,949

Decrease in cash and cash equivalents	(363)	(6,930)
Cash and cash equivalents, beginning of period	35,637	37,545

Cash and cash equivalents, end of period	$35,274	$30,615

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings, net of amounts capitalized	$21,447	$17,271
Interest capitalized on borrowings	10	16
Income taxes	—	—
Supplemental schedule of noncash activities:
Loans transferred to the loan portfolio from held for sale	—	—
Transfers from loans to loans held for sale	—	—
Transfers from loans to real estate owned and other repossessed assets	3,787	248
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
      1. BASIS OF PRESENTATION
United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings bank (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings. During 2003, Home Savings changed its charter to a state savings bank. Home Savings has 38 full service offices and five loan production offices throughout Ohio and Western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for two wholly owned subsidiaries: Butler, Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick has 21 office locations providing a full range of investment alternatives for individuals, businesses and not-for-profit organizations throughout Ohio and Western Pennsylvania.
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
The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, contained in United Community’s Form 10-K for the year ended December 31, 2006.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
     2. RECENT ACCOUNTING DEVELOPMENTS
The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax purposes not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.
In July 2006, the Emerging Issues Task Force (EITF) of FASB issued a draft abstract for EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangement. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At March 31, 2007, United Community and its subsidiaries owned $23.4 million of bank owned life insurance. The Company is evaluating the impact of the adoption of this standard.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The adoption of this issue did not have a material impact on United Community’s financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement grants companies the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement will be effective in the first quarter of 2008. The Company is evaluating the ramifications of adopting this statement.
     3. STOCK COMPENSATION
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

	For the three months ended March 31,
	2007
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)

Outstanding at beginning of year	2,068,558	$9.63
Granted	—	—
Exercised	(6,150)	7.61
Forfeited	—	—

Outstanding at end of period	2,062,408	$9.63	$2,925

Options exercisable at end of period	2,062,408	$9.63	2,925

Information related to the stock option plan during the quarter follows:

March 31,
2007

Intrinsic value of options exercised	$21
Cash received from option exercises	47
Tax benefit realized from option exercises	—
Weighted average fair value of options granted	—

Outstanding stock options have a weighted average remaining life of 6.01 years and may be exercised in the range of $6.66 to $12.73.

      4. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	March 31, 2007			December 31, 2006
	(Dollars in thousands)
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
U.S. Treasury and agency securities	$99,466	$75	$(628)	$96,847	$63	$(722)
Equity securities	7,904	645	(78)	7,866	641	(112)
Mortgage-related securities	152,250	275	(1,485)	132,818	131	(1,870)

Total	$259,620	$995	$(2,191)	$237,531	$835	$(2,704)

United Community’s trading securities are carried at fair value and consist of the following:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Obligations of U.S. Government	$645	$1,296
State and municipal obligations	2,768	8,606
Corporate bonds, debentures and notes	35	258
Mutual funds, stocks and warrants	1,003	626

Total trading securities	$4,451	$10,786

      5. LOANS
Portfolio loans consist of the following:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$874,601	$854,829
Multifamily residential	168,937	163,541
Nonresidential	354,051	348,528
Land	24,055	26,684
Construction:
One- to four-family residential	377,944	388,926
Multifamily and non-residential	21,900	25,215

Total real estate	1,821,488	1,807,723
Consumer	349,171	345,607
Commercial	102,286	116,952

Total loans	2,272,945	2,270,282
Less:
Allowance for loan losses	18,562	16,955
Deferred loan fees, net	(570)	(232)

Total	17,992	16,723

Loans, net	$2,254,953	$2,253,559

Changes in the allowance for loan loss are as follows:

	As of or For the
	Three Months	As of or For the
	Ended	Year Ended
	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$16,955	$15,723
Provision for loan losses	2,325	4,347
Amounts charged off	(854)	(3,438)
Recoveries	136	323

Balance, end of period	$18,562	$16,955

Non-accrual loans were $53.5 million and $52.6 million at March 31, 2007 and December 31, 2006, respectively. Restructured loans were $2.8 million at March 31, 2007 and $1.4 million at December 31, 2006. Loans greater than 90 days past due and still accruing interest were $162,000 and $796,000 at March 31, 2007 and December 31, 2006, respectively.
Impaired loans consist of the following:

	As of or For the	As of or For the
	Three	Year
	Months Ended	Ended
	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$32,540	$28,329
Impaired loans on which a specific valuation allowance was provided	15,441	14,217

Total impaired loans at period-end	$47,981	$42,546

Specific valuation allowances on impaired loans at period-end	$4,558	$2,841
Average impaired loans during the period	45,264	23,617
Interest income recognized during impairment	121	372
Cash basis interest recognized	121	373

      6. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $870.2 million at March 31, 2007 and $861.5 million at December 31, 2006.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	As of or for the
	Three Months	As of or for the
	Ended	Year Ended
	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$6,820	$6,923
Originations	310	1,917
Sale of servicing	—	(323)
Amortized to expense	(416)	(1,697)

Balance, end of period	$6,714	$6,820

Activity in the valuation allowance for mortgage servicing rights was as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$(435)	$—
Impairment charges	—	(435)
Recoveries	96	—

Balance, end of period	$(339)	$(435)

Fair value of mortgage servicing rights as of March 31, 2007 was $9.6 million and at December 31, 2006 was $9.3 million.
Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2007 and December 31, 2006 were as follows:

	March 31,	December 31,
	2007	2006
Weighted average prepayment rate	242 PSA	261 PSA
Weighted average life (in years)	4.38	4.50
Weighted average discount rate	8%	8%

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
Components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Service cost	$—	$—
Interest cost	56	55
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	—	—

Net periodic benefit cost/(gain)	$56	$55

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.75%	5.50%

      8. SEGMENT INFORMATION
United Community has two principal segments, banking and investment services. Banking provides consumer and commercial banking services. Investment services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three months ended March 31, 2007 and 2006 are as follows:

	For the Three Months Ended March 31, 2007
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$42,570	$255	$42,825
Interest expense	23,331	93	23,424
Provision for loan loss	2,325	—	2,325

Net interest income after provision for loan loss	16,914	162	17,076
Non-interest income	3,617	7,800	11,417
Non-interest expense	14,089	7,153	21,242

Income before tax	6,442	809	7,251
Income tax expense	2,298	283	2,581

Net income	$4,144	$526	$4,670

	For the Three Months Ended March 31, 2006
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$38,173	$453	$38,626
Interest expense	17,812	124	17,936
Provision for loan loss	738	—	738

Net interest income after provision for loan loss	19,623	329	19,952
Non-interest income	2,937	6,873	9,810
Non-interest expense	13,617	6,739	20,356

Income before tax	8,943	463	9,406
Income tax expense	3,111	162	3,273

Net income	$5,832	$301	$6,133

     9. EARNINGS PER SHARE
Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. There were stock options for 717,247 shares that were antidilutive for the period ending March 31, 2007 and 754,403 shares that were antidilutive for the period ending March 31, 2006.

	For the Three Months
	Ended March 31,
	2007	2006
	(Dollars in thousands,
	except per share data)
Net income applicable to common stock	$4,670	$6,133

Weighted average common shares outstanding	29,126	28,989
Dilutive effect of stock options	331	407

Weighted average common shares outstanding for dilutive computation	29,457	29,396

Basic earnings per share as reported	$0.16	$0.21
Diluted earnings per share as reported	$0.16	$0.21

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three
	Months Ended
	March 31,
Selected financial ratios and other data: (1)	2007	2006
Performance ratios:
Return on average assets (2)	0.69%	0.97%
Return on average equity (3)	6.49%	9.06%
Interest rate spread (4)	2.56%	3.05%
Net interest margin (5)	3.03%	3.44%
Non-interest expense to average assets	3.14%	3.20%
Efficiency ratio (6)	68.56%	66.41%
Average interest-earning assets to average interest-bearing liabilities	112.72%	112.88%
Capital ratios:
Average equity to average assets	10.65%	10.65%
Equity to assets, end of period	10.35%	10.36%
Tier 1 leverage ratio	7.80%	8.50%
Tier 1 risk-based capital ratio	9.67%	10.20%
Total risk-based capital ratio	11.95%	10.97%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	2.51%	1.49%
Non-performing assets to average assets (8)	2.33%	1.34%
Non-performing assets to total assets at end of period	2.32%	1.32%
Allowance for loan losses as a percent of loans	0.82%	0.74%
Allowance for loan losses as a percent of non-performing loans (7)	32.83%	49.94%
Office data:
Number of full service banking offices	38	36
Number of loan production offices	5	6
Number of brokerage offices	20	20
Number of trust offices	2	2
Per share data:
Basic earnings per share (9)	$0.16	$0.21
Diluted earnings per share (9)	$0.16	$0.21
Book value (10)	$9.16	$8.65
Tangible book value (11)	$8.02	$7.50

Market value as a percent of book value (12)	121%	140%

(1)	Ratios for the three month periods are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Nonperforming loans consist of loans ninety days past due, loans less than ninety days past due and not accruing interest and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate owned and other repossessed assets.

(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Market value divided by book value.

Forward Looking Statements
When used in this Form 10-Q the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in United Community’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings’ market area, demand for investments in Butler Wick’s market area and competition, that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above could affect United Community’s financial performance and could cause United Community’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.
Comparison of Financial Condition at March 31, 2007 and December 31, 2006
Total assets increased by $9.5 million to $2.7 billion at March 31, 2007, compared to December 31, 2006. The net change in assets was primarily a result of increases of $1.4 million in net loans, $22.1 million in available for sale securities, $1.0 million in premises and equipment, $3.1 million in real estate owned and other repossessed assets and $1.5 million in other assets. These increases were offset partially by decreases in cash and cash equivalents of $363,000, trading securities of $6.3 million and loans held for sale of $12.9 million.
Cash and cash equivalents decreased $363,000, or 1.0%, during the first three months of 2007. The reduction is attributable to decreases at Home Savings in currency to be delivered to branches of $3.2 million, branch vault cash of $1.4 million and cash on deposit at the Federal Reserve of $2.3 million. These decreases were offset by an increase in correspondent bank account balances at Home Savings of $616,000 and an increase in cash on deposit with other institutions at Butler Wick of $6.1 million. Cash and cash equivalents on hand at Butler Wick have an inverse relationship with their trading securities portfolio. Therefore, as securities were sold, cash increased.
The trading securities portfolio decreased $6.3 million, or 58.7%, to $4.5 million at March 31, 2007, from $10.8 million at December 31, 2006. This change was a result of decreases in Butler Wick’s portfolio of $5.8 million in municipal securities and $651,000 in government securities.
Net available for sale securities increased $22.1 million, or 9.3%, from December 31, 2006 to March 31, 2007. Home Savings had purchases of $37.9 million to replace scheduled maturities and runoff within its portfolio while Butler Wick had purchases of $350,000. These purchases were offset by paydowns and maturities of $16.6 million at Home Savings and $252,000 at Butler Wick. The remaining difference is primarily a result of changes in the market valuation of the portfolio, net of any amortization or accretion.
Net loans were unchanged from December 31, 2006 to March 31, 2007. Real estate loans increased $28.1 million and consumer loans increased $3.6 million. These increases were primarily offset by decreases in construction loans of $14.3 million and commercial loans of $14.7 million.
Loans held for sale decreased $12.9 million, or 48.0%, to $14.0 million at March 31, 2007, compared to $27.0 million at December 31, 2006. Loan sales of $62.1 million during the quarter exceeded principal disbursed on loans held for sale of $48.6 million. Home Savings sells loans as part of its risk management strategy and anticipates doing so in the future. Home Savings also purchases loans, both for its portfolio and to be sold in the secondary market. If interest rates continue to rise, management anticipates fewer originations, which will result in fewer loan sales and possible reduced gains from those sales.
The allowance for loan losses increased to $18.6 million at March 31, 2007, from $17.0 million at December 31, 2006 as a result of the recognition of a provision of $2.3 million which was offset somewhat by net chargeoffs for the period of $718,000. The $2.3 million provision was significantly affected by a $3.7 million commercial loan relationship secured by marine assets which became impaired during the period necessitating a loan loss provision of $1.0 million. The level of chargeoffs is primarily associated with consumer lending. The allowance for loan losses is monitored closely and may increase or decrease depending on a variety of factors such as levels and trends of delinquencies, chargeoffs and recoveries, non-performing loans, and potential risk in the portfolios. Management has developed and maintains an appropriate, systematic and consistently applied process to determine the amount of allowance and provision for loan losses. The allowance for loan losses as a percentage of net loans (coverage ratio) was 0.82% at March 31, 2007, compared to 0.75% at December 31, 2006. See Note 5 to the financial statements for a summary of the allowance for loan losses.

The net increase in impaired loans of $5.4 million during the period relates to a commercial loan relationship secured by marine assets totaling $3.7 million, as mentioned above and deterioration in the construction loan portfolio and multi-family loan portfolio which caused impaired loans to increase $3.1 million and $2.3 million respectively for those two portfolios. These increases were partially offset by a $2.9 million loan secured by land that was taken into possession by the Company and now is reflected in other real estate owned.
Non-performing assets include non-performing loans as well as real estate owned and other repossessed assets. Non-performing loans, consist of loans past due 90 days or more, loans past due less than 90 days that are on non accrual status and restructured loans, totaled $56.5 million, or 2.51% of net loans, at March 31, 2007, compared to $54.8 million, or 2.43% of net loans, at December 31, 2006. While the total level of non-performing loans did not increase significantly, changes did occur within the loan sectors comprising total non-performing loans. Non-performing construction loans increased $1.6 million which was partially offset by a decrease in the level of non-performing consumer loans. The allowance for loan losses as a percentage of non-performing loans was 32.8% at March 31, 2007 compared to 30.9% at December 31, 2006. The increase in real estate owned to $5.0 million from $2.2 million at December 31, 2006 is primarily a result of the Company taking into possession one parcel of land as discussed previously. The resolution and reduction of the level of non-performing assets remains a very top priority with management.
Federal Home Loan Bank stock remained at $25.4 million at March 31, 2007, compared to December 31, 2006. During the first quarter of 2007, the Federal Home Loan Bank paid a cash dividend in lieu of a stock dividend.
Premises and equipment increased $1.0 million, or 4.0%, due to the cost of construction of a new Home Savings branch along with renovations to other branches. The total cost of the branch and renovations aggregated $1.6 million. These costs were offset by an increase in accumulated depreciation of $600,000.
Accrued interest receivable decreased $138,000 to $13.6 million at March 31, 2007, compared to $13.7 million at December 31, 2006. Home Savings had increases of accrued interest due from mortgage loans of $604,000, lines of credit of $483,000 and commercial loans of $483,000, which were offset by a decrease in interest accrued on consumer loans of $693,000 and an increase in reserves for uncollected interest on mortgage loans of $557,000 and commercial loans of $503,000. The increase in the reserves for uncollected interest is directly affected by any increase in loans on non-accrual status. This, too, will be monitored closely as a component of non-performing loans.
Other assets increased $1.5 million to $14.7 million at March 31, 2007, compared to $13.2 million at December 31, 2006. Home Savings had an increase in prepaid Ohio franchise tax of $937,500 offset by decreases in other prepaid expenses of $128,000 and deferred federal income tax of $221,000. Butler Wick had an increase in receivables due from customers and brokers of $1.8 million offset by a decrease in other assets of $1.2 million.
Total deposits increased $8.4 million to $1.8 billion at March 31, 2007, compared to December 31, 2006. This increase was due primarily to a $22.0 million increase in money market accounts and a $3.3 million increase in other demand deposit accounts offset by a decrease of $15.5 million in certificates of deposit and a decrease of $883,000 in savings accounts.
Federal Home Loan Bank advances decreased $41.2 million during the first three months of 2007, reflecting a decrease in overnight advances of $56.0 million offset by new term advances of $15.0 million to help manage interest rate risk. Repurchase agreements and other borrowed funds increased $39.7 million to $138.2 million at March 31, 2007 from $98.5 million at December 31, 2006. The shift from FHLB advances to other funding sources is largely attributable to the Company taking advantage of lower interest rates offered by alternative funding sources.
Repurchase agreements and other borrowed funds increased $39.7 million to $138.2 million at March 31, 2007 from $98.5 million at December 31, 2006. The increase largely is attributable to management’s decision to use alternative funding sources to fund purchases of securities and other asset growth.
Advance payments by borrowers for taxes and insurance decreased $6.2 million during the first three months of 2007. Payments for real estate taxes and property insurance made on behalf of customers of Home Savings account for $2.6 million of the decrease. Also, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $3.6 million.
Accrued interest payable increased $2.0 million during the first quarter of 2007 largely due to the accrual of interest on certificates of deposit of $1.7 million and an increase in accrued interest on other borrowed funds of $320,000.
Accrued expenses and other liabilities increased $7.4 million, or 48.4% to $22.6 million at March 31, 2007 from $15.2 million at December 31, 2006. Home Savings had increases in accrued miscellaneous expenses of $4.0 million for a security purchased in March that had not yet settled. Home Savings also had an increase in accrued federal income tax for the first quarter of 2007. Butler Wick had an increase in securities sold but not yet settled of $1.2 million
Shareholders’ equity decreased $538,000, to $280.8 million at March 31, 2007, from $281.3 million at December 31, 2006. Earnings from Home Savings and Butler Wick for the first three months of 2007 were offset by dividend payments to shareholders of $2.8 million and an increase in treasury stock of $3.8 million, as a result of the purchase of approximately 338,000 shares during the period.
Comparison of Operating Results for the Three Months Ended
March 31, 2007 and March 31, 2006
Net Income. Net income for the three months ended March 31, 2007, was $4.7 million, or $0.16 per diluted share, compared to net income of $6.1 million, or $0.21 per diluted share, for the three months ended March 31, 2006. During the first quarter of 2007, net interest income decreased $1.3 million, the provision for loan losses increased $1.6 million and non-interest expense increased $886,000. These changes were offset by an increase in non-interest income of $1.6 million and a decrease in the provision for income taxes of $692,000. The Company’s annualized return on average assets and return on average equity were 0.69% and 6.49%, respectively, for the three months ended March 31, 2007. The annualized return on average assets and return on average equity for the comparable period in 2006 were 0.97% and 9.06%, respectively.
Net Interest Income. Net interest income for the quarter ended March 31, 2007, was $19.4 million compared to $20.7 million for the same period last year. Interest income increased $4.2 million for the first quarter of 2007 compared to the first quarter of 2006. The change in interest income primarily was due to an increase in income on net loans of $3.9 million as a result of an increase in the average balance of outstanding loans of $150.4 million and the yield earned on those loans. The average yield on interest earning assets increased 26 basis points to 6.68% for the three months ended March 31, 2007, compared to 6.42% for the three months ended March 31, 2006. Interest earned on available for sale securities increased $720,000 as the average balance of those assets grew by $37.5 million and the yield earned on those securities increased 52 basis points. Partially offsetting these increases was a decrease in interest earned on margin accounts of $340,000. As mentioned in prior reports, in the third quarter of 2006, management of Butler Wick decided to outsource the clearing function in an effort to increase efficiency in the investment services business segment. The decrease in margin account interest is a direct result of the outsourcing of this function.
Total interest expense increased $5.5 million for the quarter ended March 31, 2007, as compared to the same quarter last year. The increase was due primarily to rising interest expense on deposits of $4.3 million and Federal Home Loan Bank advances of $717,000 and repurchase agreements and other borrowings of $469,000.
The primary cause of the increase in interest expense on deposits was an increase in interest paid on certificates of deposit, which was $2.7 million greater in the first quarter of 2007 compared to the same period in 2006. Additionally, interest expense on NOW and money market accounts was $1.7 million higher in the first quarter of 2007 compared to the same period in 2006. Home Savings had an increase in the average balance of certificates of deposit of $65.4 million as well as an increase of 72 basis points paid on those deposits. The average balance of NOW and money market accounts increased $98.4 million and the rate paid on those deposits increased 116 basis points. The increase in interest expense on Federal Home Loan Bank advances was due to an increase in the cost of those funds of 59 basis points. Interest expense on repurchase agreements and other borrowed funds increased primarily as a result of an increase of 75 basis points paid for those funds. Additionally, the average balance of repurchase agreements and other liabilities increased as management has decided to use these as alternative funding sources, as previously discussed.
The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended March 31, 2007, was 2.56% compared to 3.05% for the quarter ended March 31, 2006. Net interest margin compressed 41 basis points to 3.03% for the three months ended March 31, 2007 compared to 3.44% for the same quarter in 2006.

	For the Three Months Ended March 31,
	2007 vs. 2006
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,322	$2,571	$3,893
Loans held for sale	(48)	(204)	(252)
Investment securities:
Trading	(11)	(9)	(20)
Available for sale	293	427	720
Margin accounts	(170)	(170)	(340)
FHLB stock	39	21	60
Other interest-earning assets	99	39	138

Total interest-earning assets	$1,524	$2,675	$4,199

Interest-bearing liabilities:
Savings accounts	1	(53)	(52)
NOW and money market accounts	974	678	1,652
Certificates of deposit	2,036	666	2,702
Federal Home Loan Bank advances	652	65	717
Repurchase agreements and other	179	290	469

Total interest-bearing liabilities	$3,842	$1,646	5,488

Change in net interest income			$(1,289)

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $1.6 million, to $2.3 million for the three months ended March 31, 2007, compared to $738,000 for the same period in 2006. The $2.3 million level of provision was affected significantly by one commercial loan relationship secured by marine assets that became impaired during the period necessitating the need for a loan loss provision of $1.0 million.
Non-interest Income. Non-interest income increased $1.6 million, or 16.4%, to $11.4 million for the three months ended March 31, 2007, from $9.8 million for the three months ended March 31, 2006, due to increases in brokerage commissions, service fees and other charges, and gains on loans sold. These increases were offset by a decrease in gains recognized on the Company’s trading portfolio and gains recognized as a result of the sale of real estate owned and other repossessed assets.
Non-interest Expense. Total non-interest expense increased $886,000 for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. The increase is due primarily to an increase in salaries and employee benefits.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three months ended March 31, 2007 and March 31, 2006. Average balance calculations were based on daily balances.

	Three Months Ended March 31,
	2007			2006
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$2,254,767	$39,003	6.92%	$2,104,342	$35,110	6.67%
Net loans held for sale	23,182	256	4.42%	41,288	508	4.92%
Investment securities:
Trading	7,062	62	3.51%	7,992	82	4.10%
Available for sale	246,986	2,934	4.75%	209,396	2,214	4.23%

Margin accounts	0	0	0.00%	15,626	340	8.70%
FHLB stock	25,432	400	6.29%	24,010	340	5.66%
Other interest-earning assets	6,667	170	10.20%	3,751	32	3.41%

Total interest-earning assets	2,564,096	42,825	6.68%	2,406,405	38,626	6.42%

Noninterest-earning assets	139,343			134,126

Total assets	$2,703,439			$2,540,531

Interest-bearing liabilities:
NOW and money market accounts	$377,914	$3,246	3.44%	$279,473	$1,594	2.28%
Savings accounts	194,219	197	0.41%	246,492	249	0.40%
Certificates of deposit	1,150,602	13,279	4.62%	1,085,200	10,577	3.90%
Federal Home Loan Bank advances	440,719	5,347	4.85%	434,703	4,630	4.26%
Repurchase agreements and other	111,343	1,355	4.87%	85,995	886	4.12%

Total interest-bearing liabilities	2,274,797	23,424	4.12%	2,131,863	17,936	3.37%

Noninterest-bearing liabilities	140,720			138,003

Total liabilities	2,415,517			2,269,866

Equity	287,922			270,665

Total liabilities and equity	$2,703,439			$2,540,531

Net interest income and Interest rate spread		$19,401	2.56%		$20,690	3.05%

Net interest margin			3.03%			3.44%

Average interest-earning assets to average interest-bearing liabilities			112.72%			112.88%

(1)	Nonaccrual loans are included in the average balance.

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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended March 31, 2007, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter ended March 31, 2007
	NPV as % of portfolio value of assets			Next 12 months net interest income
Change
in rates
(Basis		Internal policy			Internal policy
points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	9.69%	5.00%	(1.75)%	$(7,667)	(15.00)%	(10.64)%
+200	10.46	6.00	(0.98)	(4,811)	(10.00)	(6.68)
+100	11.07	6.00	(0.36)	(2,143)	(5.00)	(2.98)
Static	11.44	7.00	—	—	—	—
(100)	11.04	6.00	(0.40)	2,087	(5.00)	2.90
(200)	10.04	6.00	(1.40)	2,545	(15.00)	3.54
(300)	8.61	5.00	(2.83)	845	(20.00)	1.17

Year Ended December 31, 2006
	NPV as % of portfolio value of assets			Next 12 months net interest income
				(Dollars in thousands)
Change
in rates
(Basis		Internal policy			Internal policy
points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	8.92%	5.00%	(2.27)%	$(10,078)	(15.00)%	(13.95)%
+200	9.81	6.00	(1.38)	(6,455)	(10.00)	(8.94)
+100	10.60	6.00	(0.59)	(2,972)	(5.00)	(4.12)
Static	11.19	7.00	—	—	—	—
(100)	11.19	6.00	—	2,651	(5.00)	3.67
(200)	10.62	6.00	(0.57)	3,548	(15.00)	4.91
(300)	9.69	5.00	(1.50)	2,254	(20.00)	3.12

Due to changes in the composition of Home Savings’ funding mix during the quarter, Home Savings reduced some of its sensitivity to rising rates. Home Savings remains liability sensitive. Management is comfortable with Home Savings’ interest rate risk position and with its outlook for interest rates over the next year.
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
Over the last year, Home Savings’ margin has been negatively impacted due to the continued flattening of the yield curve. Home Savings is pursuing strategies to mitigate the effects of the flat yield curve but without some steepening of the curve, margin pressure will most likely continue for the remainder of the year.
ITEM 4. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2007. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended March 31, 2007, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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
ITEM 1A — Risk Factors
There have been no significant changes in the Company’s risk factors as outlined in the Company’s Form 10K for the period ending December 31, 2006.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of Shares	Average Price	Announced Plans	Purchased Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
1/1 to 1/31/2007	—	$—	—	428,047 (1)

2/1 to 2/28/2007	41,700	11.98	41,700	386,347

3/1 to 3/31/2007	296,160	11.08	296,160	90,187

Total	337,860	$11.19	337,860	90,187

(1)	On April 21, 2003, United Community announced that its Board of Directors had approved a plan to repurchase 1,000,000 shares of stock.
ITEM 4 — Submission of Matters to a Vote of Security Holders
On April 26, 2007, United Community held its Annual Meeting of Shareholders. At the Annual Meeting, three matters were submitted to shareholders for a vote. First, shareholders elected three directors with terms expiring in 2010 by the following votes:

Director	For	Withheld
Eugenia C. Atkinson	24,441,762	763,133

David G. Lodge	24,193,235	1,011,661

Clarence R. Smith, Jr.	24,524,569	680,326
The following directors terms continued after the Annual Meeting: Douglas M. McKay, Richard J. Buoncore, Thomas J. Cavalier, Richard J. Schiraldi, David C. Sweet, and Donald J. Varner.

The shareholders also approved the UCFC Long-Term Incentive Plan with the following vote:

For	Against	Abstain	Broker Non-vote
16,998,996	2,882,180	348,519	4,975,201
The shareholders also ratified the selection of Crowe Chizek and Company LLC as auditors for the 2007 fiscal year by the following vote:

For	Against	Abstain
24,824,806	192,157	187,932
ITEM 6 — Exhibits
           Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: May 9, 2007	/S/ Douglas M. McKay
Douglas M. McKay, Chief Executive Officer

Date: May 9, 2007	/S/ Patrick A. Kelly
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