Form 10-Q
period 2007-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2007-08-08
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,212,969 common shares as of July 31, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$32,093	$34,129
Federal funds sold and other	2,225	1,508

Total cash and cash equivalents	34,318	35,637

Securities:
Trading, at fair value	7,631	10,786
Available for sale, at fair value	249,636	237,531
Loans, net of allowance for loan losses of $19,395 and $16,955, respectively	2,248,462	2,253,559
Loans held for sale	16,509	26,960
Federal Home Loan Bank stock, at cost	25,432	25,432
Premises and equipment, net	25,970	25,192
Accrued interest receivable	13,168	13,703
Real estate owned and other repossessed assets	9,841	3,242
Goodwill	33,593	33,593
Core deposit intangible	1,341	1,534
Cash surrender value of life insurance	23,587	23,137
Other assets	16,672	13,239

Total assets	$2,706,160	$2,703,545

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,696,819	$1,720,426
Non-interest bearing	104,430	102,509

Total deposits	1,801,249	1,822,935
Federal Home Loan Bank advances	452,814	465,253
Repurchase agreements and other borrowings	142,139	98,511
Advance payments by borrowers for taxes and insurance	14,358	17,471
Accrued interest payable	6,217	2,842
Accrued expenses and other liabilities	14,037	15,200

Total liabilities	2,430,814	2,422,212

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued	146,555	145,834
Retained earnings	223,571	220,527
Accumulated other comprehensive loss	(3,669)	(1,296)
Unearned employee stock ownership plan shares	(10,376)	(11,287)
Treasury stock, at cost, 7,591,488 and 6,827,143 shares, respectively	(80,735)	(72,445)

Total shareholders’ equity	275,346	281,333

Total liabilities and shareholders’ equity	$2,706,160	$2,703,545

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
		(Dollars in thousands, except per share data)
Interest income
Loans	$37,915	$37,961	$76,918	$73,071
Loans held for sale	289	480	545	988
Securities:
Trading	63	80	125	162
Available for sale	3,099	2,366	6,033	4,580
Held to maturity
Margin accounts	—	367	—	707
Federal Home Loan Bank stock dividends	412	349	812	690
Other interest earning assets	226	44	396	75

Total interest income	42,004	41,647	84,829	80,273
Interest expense
Deposits	16,828	14,153	33,550	26,573
Federal Home Loan Bank advances	5,280	5,251	10,627	9,881
Repurchase agreements and other	1,744	1,207	3,099	2,094

Total interest expense	23,852	20,611	47,276	38,548

Net interest income	18,152	21,036	37,553	41,725
Provision for loan losses	2,744	812	5,069	1,551

Net interest income after provision for loan losses	15,408	20,224	32,484	40,174

Non-interest income
Brokerage commissions	7,049	4,814	13,289	9,814
Service fees and other charges	3,770	3,209	7,343	6,407
Underwriting and investment banking	212	(4)	245	26
Net gains (losses):
Trading securities	43	(12)	48	32
Loans sold	524	466	1,187	1,029
Other	(379)	(32)	(403)	(27)
Other income	998	1,092	1,925	2,064

Total non-interest income	12,217	9,533	23,634	19,345

Non-interest expense
Salaries and employee benefits	14,359	13,005	28,641	26,528
Occupancy	1,208	1,106	2,356	2,214
Equipment and data processing	2,306	2,386	4,621	4,645
Franchise tax	550	530	1,114	1,071
Advertising	390	447	707	792
Amortization of core deposit intangible	93	127	193	260
Other expenses	2,594	2,525	5,110	4,973

Total non-interest expenses	21,500	20,126	42,742	40,483

Income before income taxes	6,125	9,631	13,376	19,036
Income taxes	2,195	3,381	4,776	6,654

Net income	$3,930	$6,250	$8,600	$12,382

Comprehensive income	$1,119	$4,695	$6,227	$10,339

Earnings per share
Basic	$0.14	$0.22	$0.30	$0.43
Diluted	$0.13	$0.21	$0.29	$0.42
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(Dollars in thousands, except per share data)

Balance December 31, 2006	30,977	$145,834	$220,527	$(1,296)	$(11,287)	$(72,445)	$281,333
Comprehensive income:
Net income			8,600				8,600
Change in net unrealized gain/(loss) on securities, net of taxes of $1,278				(2,373)			(2,373)

Comprehensive income			8,600	(2,373)			6,227
Shares allocated to ESOP participants		721			911		1,632
Purchase of treasury stock	(786)					(8,518)	(8,518)
Exercise of stock options	22		(75)			228	153
Dividends paid, $0.19 per share			(5,481)				(5,481)

Balance June 30, 2007	30,213	$146,555	$223,571	$(3,669)	$(10,376)	$(80,735)	$275,346

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$8,600	$12,382
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,069	1,551
Net gains	(784)	(1,010)
Amortization of premiums and accretion of discounts	995	1,501
Depreciation and amortization	1,559	1,364
ESOP compensation	1,632	1,777
FHLB stock dividends	—	(690)
Decrease in trading securities	3,155	3,781
Decrease in margin accounts	—	(972)
Decrease (increase) in interest receivable	535	(1,123)
(Increase) decrease in prepaid and other assets	(4,321)	(223)
Increase in interest payable	3,375	320
Net principal disbursed on loans held for sale	(109,845)	(92,816)
Proceeds from sale of loans held for sale	121,455	94,432
Increase (decrease) in other liabilities	115	(1,993)

Net cash from operating activities	31,540	18,281

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Available for sale securities	29,990	14,369
Proceeds from sale of:
Real estate owned and other repossessed assets	1,693	1,436
Nonperforming loans	—	210
Premises and equipment	—	531
Purchases of securities available for sale	(45,717)	(30,334)
Net principal repaid (disbursed) on loans	81,854	(1,735)
Loans purchased	(90,897)	(109,395)
Purchases of premises and equipment	(2,328)	(1,865)

Net cash from investing activities	(25,405)	(126,783)

Cash Flows from Financing Activities
Net increase in NOW, savings and money market accounts	27,235	45,815
Net (decrease) increase in certificates of deposit	(48,919)	48,548
Net decrease in advance payments by borrowers for taxes and insurance	(3,113)	(921)
Proceeds from FHLB advances	404,453	287,096
Repayment of FHLB advances	(416,892)	(306,860)
Net change in other borrowed funds	43,628	35,702
Dividends paid	(5,481)	(5,209)
Proceeds from the exercise of stock options	153	403
Purchase of treasury stock	(8,518)	(2,208)

Net cash from financing activities	(7,454)	102,366

Decrease in cash and cash equivalents	(1,319)	(6,136)
Cash and cash equivalents, beginning of period	35,637	37,545

Cash and cash equivalents, end of period	$34,318	$31,409

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
The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, contained in United Community’s Form 10-K for the year ended December 31, 2006.
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007.
In July 2006, the Emerging Issues Task Force (EITF) of FASB issued a draft abstract for EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangement. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At June 30, 2007, United Community and its subsidiaries owned $23.6 million of bank owned life insurance. The Company is evaluating the impact of the adoption of this standard.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This statement grants companies the option to carry most financial assets and liabilities at fair value, with changes in fair value recorded in earnings. This statement will be effective in the first quarter of 2008. The Company is evaluating the effect of adopting this statement.
     3. STOCK COMPENSATION
On July 12, 1999, shareholders approved the United Community Financial Corp. 1999 Long-Term Incentive Plan (1999 Plan). The purpose of the 1999 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings and Butler Wick, by facilitating their purchase of an ownership interest in United Community.
The 1999 Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The incentive plan provides that option prices will not be less than the fair market value of the stock at the grant date. The maximum number of common shares that may be issued under the plan is 3,471,562, all of which were granted prior to December 31, 2004. All of the options awarded became exercisable on the date of grant. The option period expires 10 years from the date of grant. A summary of activity in the plan is as follows:

	For the six months ended June 30,
		2007
			Aggregate
		Weighted	intrinsic
		average	value (in
	Shares	exercise price	thousands)

Outstanding at beginning of year	2,068,558	$9.63
Granted	—	—
Exercised	(21,447)	7.17
Forfeited	—	—

Outstanding at end of period	2,047,111	$9.65	$2,636

Options exercisable at end of period	2,047,111	$9.65	$2,636

Information related to the stock option plan during the quarter follows:

June 30,
2007

Intrinsic value of options exercised	$77
Cash received from option exercises	153
Tax benefit realized from option exercises	—
Weighted average fair value of options granted	—

Outstanding stock options have a weighted average remaining life of 5.51 years and may be exercised in the range of $6.66 to $12.73.
On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares and are to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. No awards have been granted under the 2007 Plan.

     4. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	June 30, 2007			December 31, 2006
			(Dollars in thousands)
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses

U.S. Treasury and agency securities	$94,613	$—	$(1,436)	$96,847	$63	$(722)
Equity securities	7,802	599	(135)	7,866	641	(112)
Mortgage-related securities	147,221	11	(4,560)	132,818	131	(1,870)

Total	$249,636	$610	$(6,131)	$237,531	$835	$(2,704)

United Community’s trading securities are carried at fair value and consist of the following:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

Obligations of U.S. Government	$833	$1,296
State and municipal obligations	5,890	8,606
Corporate bonds, debentures and notes	271	258
Mutual funds, stocks and warrants	637	626

Total trading securities	$7,631	$10,786

     5. LOANS
Portfolio loans consist of the following:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$889,007	$854,829
Multifamily residential	166,036	163,541
Nonresidential	351,130	348,528
Land	24,605	26,684
Construction:
One- to four-family residential	379,655	388,926
Multifamily and non-residential	17,324	25,215

Total real estate	1,827,757	1,807,723
Consumer	350,333	345,607
Commercial	88,986	116,952

Total loans	2,267,076	2,270,282
Less:
Allowance for loan losses	19,395	16,955
Deferred loan fees, net	(781)	(232)

Total	18,614	16,723

Loans, net	$2,248,462	$2,253,559

Changes in the allowance for loan loss are as follows:

	As of or For the
	Six Months	As of or For the
	Ended	Year Ended
	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$16,955	$15,723
Provision for loan losses	5,069	4,347
Amounts charged off	(2,875)	(3,438)
Recoveries	246	323

Balance, end of period	$19,395	$16,955

Non-accrual loans were $69.8 million and $52.6 million at June 30, 2007 and December 31, 2006, respectively. Restructured loans were $2.5 million at June 30, 2007 and $1.4 million at December 31, 2006. Loans greater than 90 days past due and still accruing interest were $1.8 million and $796,000 at June 30, 2007 and December 31, 2006, respectively.
Impaired loans consist of the following:

	As of or For	As of or For
	the Six	the Year
	Months Ended	Ended
	June 30,	December 31,
	2007	2006
	(Dollars in thousands)

Impaired loans on which no specific valuation allowance was provided	$38,043	$28,329
Impaired loans on which a specific valuation allowance was provided	20,514	14,217

Total impaired loans at period-end	$58,557	$42,546

Specific valuation allowances on impaired loans at period-end	$4,879	$2,841
Average impaired loans during the period	49,695	23,617
Interest income recognized during impairment	169	372
Cash basis interest recognized	169	373

     6. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $871.3 million at June 30, 2007 and $861.5 million at December 31, 2006.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	As of or for the
	Six Months	As of or for the
	Ended	Year Ended
	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$6,820	$6,923
Originations	585	1,917
Sale of servicing	—	(323)
Amortized to expense	(873)	(1,697)

Balance, end of period	$6,532	$6,820

Activity in the valuation allowance for mortgage servicing rights was as follows:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$(435)	$—
Impairment charges	—	(435)
Recoveries	435	—

Balance, end of period	$—	$(435)

Fair value of mortgage servicing rights as of June 30, 2007 was approximately $10.6 million and at December 31, 2006 was $9.3 million.
Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006
Weighted average prepayment rate	197 PSA	261 PSA
Weighted average life (in years)	4.20	4.50
Weighted average discount rate	8%	8%

      7. OTHER POSTRETIREMENT BENEFIT PLANS
Home Savings sponsors a defined benefit health care plan. The plan was curtailed in 2000, but continues to provide postretirement medical benefits for employees who had worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. The plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding.
Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Service cost	$—	$—
Interest cost	55	55
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	—	—

Net periodic benefit cost/(gain)	$55	$55

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.50%	5.50%

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)

Service cost	$—	$—
Interest cost	111	112
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	—	—

Net periodic benefit cost/(gain)	$111	$112

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.50%	5.50%

      8. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	June 30, 2007	June 30, 2006
	(Dollars in thousands)

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings, net of amounts capitalized	$43,901	$38,868
Interest capitalized on borrowings	13	16
Income taxes	6,881	6,550
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	8,687	1,895
      9. SEGMENT INFORMATION
United Community has two principal segments, banking and investment services. Banking provides consumer and commercial banking services. Investment services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three and six months ended June 30, 2007 and 2006 are as follows:

	For the Three Months Ended June 30, 2007
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)

Interest income	$41,696	$308	$42,004
Interest expense	23,761	91	23,852
Provision for loan loss	2,744	—	2,744

Net interest income after provision for loan loss	15,191	217	15,408
Non-interest income	3,698	8,519	12,217
Non-interest expense	13,760	7,740	21,500

Income before tax	5,129	996	6,125
Income tax expense	1,864	331	2,195

Net income	$3,265	$665	$3,930

	For the Three Months Ended June 30, 2006
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)

Interest income	$41,156	$491	$41,647
Interest expense	20,470	141	20,611
Provision for loan loss	812	—	812

Net interest income after provision for loan loss	19,874	350	20,224
Non-interest income	3,022	6,511	9,533
Non-interest expense	13,630	6,496	20,126

Income before tax	9,266	365	9,631
Income tax expense	3,253	128	3,381

Net income	$6,013	$237	$6,250

	For the Six Months Ended June 30, 2007
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)

Interest income	$84,265	$564	$84,829
Interest expense	47,092	184	47,276
Provision for loan loss	5,069	—	5,069

Net interest income after provision for loan loss	32,104	380	32,484
Non-interest income	7,315	16,319	23,634
Non-interest expense	27,848	14,894	42,742

Income before tax	11,571	1,805	13,376
Income tax expense	4,162	614	4,776

Net income	$7,409	$1,191	$8,600

	For the Six Months Ended June 30, 2006
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)

Interest income	$79,329	$944	$80,273
Interest expense	38,283	265	38,548
Provision for loan loss	1,551	—	1,551

Net interest income after provision for loan loss	39,495	679	40,174
Non-interest income	5,962	13,383	19,345
Non-interest expense	27,248	13,235	40,483

Income before tax	18,209	827	19,036
Income tax expense	6,365	289	6,654

Net income	$11,844	$538	$12,382

     10. EARNINGS PER SHARE
Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. There were stock options for 717,247 shares that were antidilutive for the period ending June 30, 2007 and 746,097 shares that were antidilutive for the period ending June 30, 2006.

	For the Three Months
	Ended June 30,
	2007	2006
	(Dollars in thousands,
	except per share data)

Net income applicable to common stock	$3,930	$6,250

Weighted average common shares outstanding	28,769	29,029
Dilutive effect of stock options	255	361

Weighted average common shares outstanding for dilutive computation	29,024	29,390

Basic earnings per share as reported	$0.14	$0.22
Diluted earnings per share as reported	$0.13	$0.21

	For the Six Months
	Ended June 30,
	2007	2006
	(Dollars in thousands,
	except per share data)

Net income applicable to common stock	$8,600	$12,382

Weighted average common shares outstanding	28,946	29,009
Dilutive effect of stock options	291	379

Weighted average common shares outstanding for dilutive computation	29,237	29,388

Basic earnings per share as reported	$0.30	$0.43
Diluted earnings per share as reported	$0.29	$0.42
      11. SUBSEQUENT EVENT
On July 24, 2007 United Community Financial Corp. (United Community) executed a definitive agreement for United Community to acquire PVF Capital Corp., the holding company for Park View Federal Savings Bank located in Solon, Ohio. Subject to approval of regulatory authorities, PVF Capital Corp. shareholders and United Community shareholders, each share of PVF Capital Corp. common stock will be exchanged for, at the election of each shareholder, $18.50 in cash, or 1.852 shares of United Community common stock, or a combination of $9.25 in cash and 0.926 shares of United Community common stock. The transaction is anticipated to be completed at or near the end of the year. United Community will account for the acquisition as a purchase and will include PVF Capital Corp.’s results of operations from the effective date of the acquisition in the appropriate financial statements. At the time of the announcement, PVF Capital Corp. had total assets of $908 million. Based on the closing price of United Community common stock as quoted on the Nasdaq Global Market of $7.52 on July 24, 2007, the parties value the consideration at $16.21 per share of PVF Capital Corp. common stock, for a total transaction consideration of $130.8 million. The complete copy of the press release announcing the acquisition can be found as an exhibit to Form 8-K filed with the Securities and Exchange Commission on July 26, 2007.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Selected financial ratios and other data: (1)

	At or For the Three		At or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Performance ratios:
Return on average assets (2)	0.58%	0.95%	0.64%	0.96%
Return on average equity (3)	5.49%	9.13%	5.99%	9.09%
Interest rate spread (4)	2.37%	2.97%	2.47%	3.01%
Net interest margin (5)	2.83%	3.38%	2.93%	3.41%
Noninterest expense to average assets	3.18%	3.07%	3.16%	3.14%
Efficiency ratio (6)	69.72%	65.33%	69.14%	65.87%
Average interest-earning assets to average interest-bearing liabilities	112.49%	112.42%	112.60%	112.64%
Capital ratios:
Average equity to average assets	10.58%	10.44%	10.61%	10.55%
Equity to assets, end of period	10.17%	10.22%	10.17%	10.22%
Tier 1 leverage ratio	7.95%	8.49%	7.95%	8.49%
Tier 1 risk-based capital ratio	9.96%	10.34%	9.96%	10.34%
Total risk-based capital ratio	12.29%	11.10%	12.29%	11.10%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	3.30%	1.33%	3.30%	1.33%
Nonperforming assets to average assets (8)	3.10%	1.23%	3.10%	1.25%
Nonperforming assets to total assets at end of period	3.10%	1.22%	3.10%	1.22%
Allowance for loan losses as a percent of loans	0.86%	0.72%	0.86%	0.72%
Allowance for loan losses as a percent of non-performing loans (7)	26.17%	54.42%	26.17%	54.42%
Office data:
Number of full service banking offices	38	37	38	37
Number of loan production offices	5	6	5	6
Number of brokerage offices	20	20	20	20
Number of trust offices	2	2	2	2
Per share data:
Basic earnings per share (9)	$0.14	$0.22	$0.30	$0.43
Diluted earnings per share (9)	$0.13	$0.21	$0.29	$0.42
Book value (10)	$9.11	$8.72	$9.11	$8.72
Tangible book value (11)	$7.95	$7.58	$7.95	$7.58
Market value as a percent of book value (12)	110%	138%	110%	138%

(1)	Ratios for the three and six month periods are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Nonperforming loans consist of loans ninety days past due, loans less than ninety days past due and not accruing interest and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate owned and other repossessed assets.

(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Market value divided by book value.

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
Comparison of Financial Condition at June 30, 2007 and December 31, 2006
Total assets increased by $2.6 million to $2.7 billion at June 30, 2007, compared to December 31, 2006. The net change in assets was a result of increases of $12.1 million in available for sale securities, $6.6 million in real estate owned and other repossessed assets, $778,000 in premises and equipment and $3.4 million in other assets. These increases were offset by decreases in cash and cash equivalents of $1.4 million, trading securities of $3.2 million, net loans of $5.1 million and loans held for sale of $10.5 million.
Cash and cash equivalents decreased $1.3 million, or 3.7%, during the first six months of 2007. The reduction is attributable to decreases at Home Savings in currency to be delivered to branches of $3.2 million and cash on deposit at the Federal Reserve of $2.2 million. These decreases were offset by an increase in correspondent bank account balances at Home Savings of $922,000 and an increase in cash on deposit with other institutions at Butler Wick of $2.8 million. Cash and cash equivalents on hand at Butler Wick have an inverse relationship with their trading securities portfolio. Therefore, as securities were sold, cash increased.
The trading securities portfolio decreased $3.2 million, or 29.3%, to $7.6 million at June 30, 2007, from $10.8 million at December 31, 2006. This change was a result of decreases in Butler Wick’s portfolio of $2.8 million in municipal securities and $413,000 in government securities.
Net available for sale securities increased $12.1 million, or 5.1%, from December 31, 2006 to June 30, 2007. Home Savings had purchases of $42.8 million to replace scheduled maturities and runoff within its portfolio while Butler Wick had purchases of $2.9 million. These purchases were offset by paydowns and maturities of $28.2 million at Home Savings and $1.8 million at Butler Wick. The remaining difference is primarily a result of changes in the market valuation of the portfolio, net of any amortization or accretion.
Net loans declined $5.1 million from December 31, 2006 to June 30, 2007. Real estate loans increased $37.2 million and consumer loans increased $4.7 million. These increases were offset by decreases in construction loans of $17.2 million and commercial loans of $28.0 million.
The allowance for loan losses increased to $19.4 million at June 30, 2007, from $17.0 million at December 31, 2006 as a result of a loan loss provision of $5.1 million which was partially offset by net chargeoffs, primarily in the commercial and consumer portfolios. The allowance for loan losses is monitored closely and may increase or decrease depending on a variety of factors such as levels and trends of delinquencies, chargeoffs and recoveries, nonperforming loans, and potential risk in the portfolios. Management has developed and maintains an appropriate, systematic and consistently applied process to determine the amount of allowance and provision for loan losses. The allowance for loan losses as a percentage of net loans (coverage ratio) was 0.86% at June 30, 2007, compared to 0.75% at December 31, 2006. See Note 5 to the financial statements for a summary of the allowance for loan losses. The following table summarizes the trend in the allowance for loan losses for the first six months of 2007.

	Allowance For				Allowance For
	Loan Losses at				Loan Losses at
	December 31, 2006	Provision	Recovery	Chargeoff	June 30, 2007
Real Estate Loans
Permanent
One-to four-family	$2,234	$610	$6	$(357)	$2,493
Multifamily residential	818	359	—	(21)	1,156
Nonresidential	2,256	(84)	—	—	2,172
Land	151	5	—	—	156

Total	5,459	890	6	(378)	5,977

Construction Loans
One-to four-family residential	3,092	1,462	—	(76)	4,478
Multifamily and nonresidential	229	(67)	—	—	162

Total	3,321	1,395	—	(76)	4,640

Consumer Loans
Home Equity	1,046	(121)	—	(100)	825
Auto	510	13	14	(59)	478
Marine	991	1,076	6	(400)	1,673
Recreational vehicle	1,888	531	1	(375)	2,045
Other	712	(82)	218	(246)	602

Total	5,147	1,417	239	(1,180)	5,623

Commercial Loans
Secured	1,936	1,345	—	(1,241)	2,040
Unsecured	1,092	22	1	—	1,115

Total	3,028	1,367	1	(1,241)	3,155

Total Allowance	$16,955	$5,069	$246	$(2,875)	$19,395

The provision for loan losses of $5.1 million during the first six months of 2007 can be attributed to the overall increase in nonperforming loans. Nonperforming loans consist of loans past due 90 days or more, loans past due less than 90 days that are on nonaccrual status, and restructured loans. Nonperforming loans were $74.1 million at June 30, 2007, compared to $54.8 million at December 31, 2006. The schedule below summarizes the trend in nonperforming loans for the first six months of 2007.

Nonperforming Loans
		December 31,		2007 Interest
	June 30, 2007	2006	Change	Foregone
Real Estate Loans
Permanent
One-to four-family	$10,787	$8,976	$1,811	$60
Multifamily residential	8,648	2,642	6,006	278
Nonresidential	14,522	13,941	581	525
Land	3,700	6,699	(2,999)	265

Total	37,657	32,258	5,399	1,128

Construction Loans
One-to four-family residential	22,375	11,853	10,522	1,173
Multifamily and nonresidential	825	2,533	(1,708)	(100)

Total	23,200	14,386	8,814	1,073

Consumer Loans
Home Equity	1,429	1,374	55	17
Auto	206	252	(46)	—
Boat	1,678	1,383	295	8
Recreational vehicle	300	540	(240)	(1)
Other	334	252	82	25

Total	3,947	3,801	146	49

Commercial Loans
Secured	5,604	2,380	3,224	219
Unsecured	1,201	617	584	30

Total	6,805	2,997	3,808	249

Restructured Loans	2,515	1,385	1,130	—

Total Nonperforming Loans	$74,124	$54,827	$19,297	$2,499

The $8.8 million increase in nonperforming construction and multifamily loans is primarily a result of two lending relationships totaling $7.5 million. The increase in nonperforming commercial loans is a result of one lending relationship.
A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect both the contractual interest payments and the contractual principal payments, as scheduled in the loan agreement. The net increase in impaired loans, as shown in the following table, of $16.0 million during the period relates to a commercial loan relationship secured by marine assets totaling $3.7 million and deterioration in the construction loan portfolio and multi-family loan portfolio that caused impaired loans to increase $8.8 million and $6.0 million respectively for those two portfolios. The schedule below summarizes impaired loans for the first six months of 2007.

Impaired Loans
		December 31,
	June 30, 2007	2006	Change
Real Estate Loans
Permanent
One-to four-family	$1,515	$794	$721
Multifamily residential	8,648	2,642	6,006
Nonresidential	14,522	13,927	595
Land	3,700	6,699	(2,999)

Total	28,385	24,062	4,323

Construction Loans
One-to four-family residential	20,864	11,698	9,166
Multifamily and nonresidential	825	2,533	(1,708)

Total	21,689	14,231	7,458

Consumer Loans
Home Equity	—	—	—
Auto	—	—	—
Boat	1,678	1,377	301
Recreational vehicle	—	—	—
Other	—	—	—

Total	1,678	1,377	301

Commercial Loans
Secured	5,604	2,282	3,322
Unsecured	1,201	594	607

Total	6,805	2,876	3,929

Total Impaired Loans	$58,557	$42,546	$16,011

Other nonperforming assets, consisting of real estate and other consumer property acquired in the settlement of loans, were $9.8 million at June 30, 2007, compared to $3.2 million at December 31, 2006. The increase is primarily attributable to a $2.9 million loan secured by land and a $1.7 million construction loan secured by a mini-storage facility that was taken into possession by the Company. Other consumer property, such as boats, recreational vehicles and automobiles that were received by the Company in the satisfaction of loans makes up the remainder of the change. The resolution and reduction of the level of nonperforming loans and other nonperforming assets remains a top priority with management.
Loans held for sale decreased $10.5 million, or 38.8%, to $16.5 million at June 30, 2007, compared to $27.0 million at December 31, 2006. Loan sales of $121.5 million during the six month period exceeded principal disbursed on loans held for sale of $109.8 million. Home Savings sells loans as part of its risk management strategy and anticipates doing so in the future. Home Savings also purchases loans, both for its portfolio and to be sold in the secondary market. If interest rates continue to rise, management anticipates fewer originations, which will result in fewer loan sales and reduced gains from sales.
Federal Home Loan Bank stock remained at $25.4 million at June 30, 2007, compared to December 31, 2006. During the first half of 2007, the Federal Home Loan Bank paid cash dividends in lieu of a stock dividend.
Premises and equipment increased $778,000 million, or 3.1%, due to the cost of construction of a new Home Savings branch along with renovations to other branches. The total cost of the branch and renovations aggregated $1.6 million. These capitalized expenditures were offset by an increase in accumulated depreciation of $1.3 million.
Accrued interest receivable decreased $535,000 to $13.2 million at June 30, 2007, compared to $13.7 million at December 31, 2006. Home Savings had increases of accrued interest due from mortgage loans of $1.4 million and commercial loans of $850,000, which were offset by a decrease in interest accrued on consumer loans of $95,000 and an increase in reserves for uncollected interest on mortgage loans of $1.4 million and commercial loans of $1.1 million. The increase in the reserves for uncollected interest is directly affected by any increase in loans on non-accrual status. This, too, will be monitored closely as a component of nonperforming loans.

Other assets increased $3.4 million to $16.7 million at June 30, 2007, compared to $13.2 million at December 31, 2006. Home Savings had an increase in prepaid Ohio franchise tax of $1.1 million offset by decreases in other prepaid expenses of $170,000 and deferred federal income tax of $1.3 million. Butler Wick had an increase in receivables due from customers and brokers of $2.0 million offset by a decrease in other assets, such as deferred taxes and prepaid assets, of $1.3 million.
Total deposits decreased $21.7 million to $1.8 billion at June 30, 2007, compared to December 31, 2006. This change was due primarily to a decrease of $48.9 million in certificates of deposit and a decrease of $3.9 million in savings accounts offset by a $31.1 million increase in money market accounts and other demand deposit accounts.
Federal Home Loan Bank advances decreased $12.4 million during the first six months of 2007, reflecting a decline in overnight advances of $60.6 million and paydown of term advances of $16.8 million offset by new term advances of $65.0 million. Repurchase agreements and other borrowed funds increased $43.6 million to $142.1 million at June 30, 2007 from $98.5 million at December 31, 2006.
Advance payments by borrowers for taxes and insurance decreased $3.1 million during the first six months of 2007. Payments for real estate taxes and property insurance made on behalf of customers of Home Savings account for $558,000 of the decrease. Also, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $2.6 million.
Accrued interest payable increased $3.4 million during the first half of 2007 largely due to the accrual of interest on certificates of deposit of $2.9 million and an increase in accrued interest on other borrowed funds of $612,000.
Accrued expenses and other liabilities decreased $1.2 million, or 7.7% to $14.0 million at June 30, 2007 from $15.2 million at December 31, 2006. Home Savings had decreases in accrued federal income tax expenses of $2.2 million due to reduced income and accrued payroll tax expense of $1.1 million. Butler Wick had an increase in securities sold but not yet settled of $1.2 million.
Shareholders’ equity decreased $6.0 million, to $275.3 million at June 30, 2007, from $281.3 million at December 31, 2006. Earnings from Home Savings and Butler Wick for the first six months of 2007 were offset by dividend payments to shareholders of $5.5 million and an increase in treasury stock of $8.5 million, as a result of the purchase of approximately 786,000 shares during the period.
Comparison of Operating Results for the Three Months Ended
June 30, 2007 and June 30, 2006
Net Income. Net income for the three months ended June 30, 2007, was $3.9 million, or $0.13 per diluted share, compared to net income of $6.3 million, or $0.21 per diluted share, for the three months ended June 30, 2006. During the second quarter of 2007, net interest income decreased $2.9 million, the provision for loan losses increased $1.9 million and non-interest expense increased $1.4 million. These changes were offset by an increase in non-interest income of $2.7 million and a decrease in the provision for income taxes of $1.2 million. The Company’s annualized return on average assets and return on average equity were 0.58% and 5.49%, respectively, for the three months ended June 30, 2007. The annualized return on average assets and return on average equity for the comparable period in 2006 were 0.95% and 9.13%, respectively.
Net Interest Income. Net interest income for the quarter ended June 30, 2007, was $18.2 million compared to $21.0 million for the same period last year. Interest income increased $357,000 for the second quarter of 2007 compared to the second quarter of 2006. The change in interest income was primarily due to an increase in income on available for sale securities of $733,000. Interest earned on available for sale securities increased as the average balance of those assets grew by $39.7 million and the yield earned on those securities increased 47 basis points. Partially offsetting these increases was a decrease in interest earned on margin accounts of $367,000. As mentioned in prior reports, in the third quarter of 2006, management of Butler Wick decided to outsource the clearing function in an effort to increase efficiency in the investment services business segment. The decrease in margin account interest is a direct result of the outsourcing of this function. The average yield on interest earning assets decreased 14 basis points to 6.56% for the three months ended June 30, 2007, compared to 6.70% for the three months ended June 30, 2006.
Total interest expense increased $3.2 million for the quarter ended June 30, 2007, as compared to the same quarter last year. The increase was due primarily to rising interest expense on deposits of $2.7 million, repurchase agreements and other borrowings of $537,000 and Federal Home Loan Bank advances of $29,000.
The primary cause of the increase in interest expense on deposits was an increase in interest paid on certificates of deposit, which was $1.7 million greater in the second quarter of 2007 compared to the same period in 2006. Additionally, interest expense on NOW and money market accounts was $1.0 million higher in the second quarter of 2007 compared to the same period in 2006. Home Savings had an increase in the average balance of certificates of deposit of $11.5 million as well as an increase of 57 basis points paid on those deposits. The average balance of NOW and money market accounts increased $68.8 million and the rate paid on those deposits increased 50 basis points. The increase in interest expense on Federal Home Loan Bank advances was due to an increase in the cost of those funds of 23 basis points. Interest expense on repurchase agreements and other borrowed funds increased primarily as a result of an increase of 37 basis points paid for those funds.
The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the second quarter of last year. The interest rate spread for the three months ended June 30, 2007, was 2.37% compared to 2.97% for the quarter ended June 30, 2006. Net interest margin compressed 55 basis points to 2.83% for the three months ended June 30, 2007 compared to 3.38% for the same quarter in 2006.

	For the Three Months Ended June 30,
	2007 vs. 2006
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(22,163)	$22,117	$(46)
Loans held for sale	1,026	(1,217)	(191)
Investment securities:
Trading	(11)	(6)	(17)
Available for sale	270	463	733
Margin accounts	(183)	(184)	(367)
FHLB stock	47	16	63
Other interest-earning assets	137	45	182

Total interest-earning assets	$(20,877)	$21,234	$357

Interest-bearing liabilities:
Savings accounts	—	(33)	(33)
NOW and money market accounts	450	561	1,011
Certificates of deposit	1,576	121	1,697
Federal Home Loan Bank advances	190	(161)	29
Repurchase agreements and other	103	434	537

Total interest-bearing liabilities	$2,319	$922	3,241

Change in net interest income			$(2,884)

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $1.9 million, to $2.7 million for the three months ended June 30, 2007, compared to $812,000 for the same period in 2006. The $2.7 million provision was affected significantly by nonperforming construction loans totaling $8.8 million. The credit quality of these loans deteriorated significantly during the second quarter and a provision was allocated to these loans based on information available at that time. The Company may incur an additional provision in future quarters as more information becomes available concerning the collectability of these loans. These relationships continue to be monitored and evaluated by management.
Non-interest Income. Non-interest income increased $2.7 million, or 28.2%, to $12.2 million for the three months ended June 30, 2007, from $9.5 million for the three months ended June 30, 2006, due to increases in brokerage commissions, service fees and other charges, underwriting and investment banking activity and gains on trading securities and loans sold. These increases were offset by an increase in other net losses recognized as a result of the sale of real estate owned and other repossessed assets.
Non-interest Expense. Total non-interest expense increased $1.4 million for the three months ended June 30, 2007, compared to the three months ended June 30, 2006. The increase is due primarily to an increase in salaries and employee benefits.

Comparison of Operating Results for the Six Months Ended
June 30, 2007 and June 30, 2006
Net Income. Net income for the six months ended June 30, 2007, was $8.6 million, or $0.29 per diluted share, compared to net income of $12.4 million, or $0.42 per diluted share, for the six months ended June 30, 2006. During the first half of 2007, net interest income decreased $4.2 million, the provision for loan losses increased $3.5 million and non-interest expense increased $2.3 million. These changes were offset by an increase in non-interest income of $4.3 million and a decrease in the provision for income taxes of $1.9 million. The Company’s annualized return on average assets and return on average equity were 0.64% and 5.99%, respectively, for the six months ended June 30, 2007. The annualized return on average assets and return on average equity for the comparable period in 2006 were 0.96% and 9.09%, respectively.
Net Interest Income. Net interest income for the six months ended June 30, 2007, was $37.6 million compared to $41.7 million for the same period last year. Interest income increased $4.6 million for the first half of 2007 compared to the first half of 2006. The change in interest income was primarily due to an increase in income on net loans of $3.8 million as a result of an increase in the average balance of outstanding loans of $111.8 million. The average yield on interest earning assets increased 6 basis points to 6.62% for the six months ended June 30, 2007, compared to 6.56% for the six months ended June 30, 2006. Interest earned on available for sale securities increased $1.5 million as the average balance of those assets grew by $38.6 million and the yield earned on those securities increased 50 basis points. Partially offsetting these increases was a decrease in interest earned on margin accounts of $707,000. As mentioned above, in the third quarter of 2006, management of Butler Wick decided to outsource the clearing function in an effort to increase efficiency in the investment services business segment. The decrease in margin account interest is a direct result of the outsourcing of this function.
Total interest expense increased $8.7 million for the six months ended June 30, 2007, as compared to the same period last year. The increase was due primarily to rising interest expense on deposits of $7.0 million, repurchase agreements and other borrowings of $1.0 million and Federal Home Loan Bank advances of $746,000.
The primary reason for the rise in interest expense on deposits was an increase in interest paid on certificates of deposit, which was $4.4 million greater in the first half of 2007 compared to the same period in 2006. Additionally, interest expense on NOW and money market accounts was $2.7 million higher in the first half of 2007 compared to the same period in 2006. Home Savings had an increase in the average balance of certificates of deposit of $38.3 million as well as an increase of 64 basis points paid on those deposits. The average balance of NOW and money market accounts increased $83.5 million and the rate paid on those deposits increased 80 basis points. The increase in interest expense on Federal Home Loan Bank advances was due to an increase in the cost of those funds of 41 basis points. Interest expense on repurchase agreements and other borrowed funds increased primarily as a result of an increase of 53 basis points paid for those funds.
The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the first six months of last year. The interest rate spread for the six months ended June 30, 2007, was 2.47% compared to 3.01% for the six months ended June 30, 2006. Net interest margin compressed 48 basis points to 2.93% for the six months ended June 30, 2007 compared to 3.41% for the same period in 2006.

	For the Six Months Ended June 30,
	2007 vs. 2006
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$29	$3,818	$3,847
Loans held for sale	183	(626)	(443)
Investment securities:
Trading	(22)	(15)	(37)
Available for sale	564	889	1,453
Margin accounts	(353)	(354)	(707)
FHLB stock	86	37	123
Other interest-earning assets	236	84	320

Total interest-earning assets	$723	$3,833	$4,556

Interest-bearing liabilities:
Savings accounts	2	(86)	(84)
NOW and money market accounts	1,392	1,271	2,663
Certificates of deposit	3,604	794	4,398
Federal Home Loan Bank advances	892	(146)	746
Repurchase agreements and other	279	726	1,005

Total interest-bearing liabilities	$6,169	$2,559	8,728

Change in net interest income			$(4,172)

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate to provide for probable incurred losses based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the fair value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $3.5 million, to $5.1 million for the six months ended June 30, 2007, compared to $1.6 million for the same period in 2006. The $5.1 million provision was affected significantly by one commercial loan relationship secured by marine assets totaling $3.7 million that became impaired during the first quarter and nonperforming construction loans totaling $8.8 million that became impaired during the second quarter. The Company may incur an additional provision in future quarters as more information becomes available concerning the collectability of these loans. These relationships continue to be monitored and evaluated by management.
Non-interest Income. Non-interest income increased $4.3 million, or 22.2%, to $23.6 million for the six months ended June 30, 2007, from $19.3 million for the six months ended June 30, 2006, due to increases in brokerage commissions, service fees and other charges, underwriting and investment banking activity and gains on trading securities and loans sold. These increases were offset by an increase in other net losses recognized as a result of the sale of real estate owned and other repossessed assets.
Non-interest Expense. Total non-interest expense increased $2.3 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The increase is due primarily to a rise in employee compensation and benefits.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 2007 and 2006. Average balance calculations were based on daily balances.

	Three Months Ended June 30,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars In thousands)
Interest-earning assets:
Net loans (1)	$2,248,849	$37,915	6.74%	$2,175,424	$37,961	6.98%
Net loans held for sale	17,163	289	6.74%	42,931	480	4.47%
Investment securities:
Trading	6,748	63	3.73%	7,359	80	4.35%
Available for sale	256,214	3,099	4.84%	216,544	2,366	4.37%
Margin accounts	—	—	0.00%	16,366	367	8.97%
FHLB stock	25,432	412	6.48%	24,350	349	5.73%
Other interest-earning assets	7,683	226	11.77%	4,596	44	3.83%

Total interest-earning assets	2,562,089	42,004	6.56%	2,487,570	41,647	6.70%

Noninterest-earning assets	144,534			135,647

Total assets	$2,706,623			$2,623,217

Interest-bearing liabilities:
NOW and money market accounts	$399,187	$3,477	3.48%	$330,408	$2,466	2.99%
Savings accounts	191,455	196	0.41%	223,236	229	0.41%
Certificates of deposit	1,111,291	13,155	4.74%	1,099,823	11,458	4.17%
Federal Home Loan Bank advances	434,387	5,280	4.86%	453,654	5,251	4.63%
Repurchase agreements and other	141,343	1,744	4.94%	105,633	1,207	4.57%

Total interest-bearing liabilities	2,277,663	23,852	4.19%	2,212,754	20,611	3.73%

Noninterest-bearing liabilities	142,647			136,572

Total liabilities	2,420,310			2,349,326
Equity	286,313			273,891

Total liabilities and equity	$2,706,623			$2,623,217

Net interest income and interest rate spread		$18,152	2.37%		$21,036	2.97%

Net interest margin			2.83%			3.38%
Average interest-earning assets to average interest-bearing liabilities			112.49%			112.42%

(1)	Nonaccrual loans are included in the average balance.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six month periods ended June 30, 2007 and 2006. Average balance calculations were based on daily balances.

	Six Months Ended June 30,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars In thousands)

Interest-earning assets:
Net loans (1)	$2,251,840	$76,918	6.83%	$2,140,079	$73,071	6.83%
Net loans held for sale	20,156	545	5.41%	42,114	988	4.69%
Investment securities:
Trading	6,905	125	3.62%	7,676	162	4.22%
Available for sale	251,615	6,033	4.80%	212,989	4,580	4.30%
Margin accounts	—	—	0.00%	15,996	707	8.84%
FHLB stock	25,432	812	6.39%	24,181	689	5.70%
Other interest-earning assets	7,175	396	11.04%	4,174	76	3.64%

Total interest-earning assets	2,563,123	84,829	6.62%	2,447,209	80,273	6.56%

Noninterest-earning assets	141,914			134,890

Total assets	$2,705,037			$2,582,099

Interest-bearing liabilities:
NOW and money market accounts	$388,609	$6,723	3.46%	$305,081	$4,060	2.66%
Savings accounts	192,829	394	0.41%	234,800	478	0.41%
Certificates of deposit	1,130,838	26,433	4.67%	1,092,551	22,035	4.03%
Federal Home Loan Bank advances	437,536	10,627	4.86%	444,231	9,881	4.45%
Repurchase agreements and other	126,426	3,099	4.90%	95,869	2,094	4.37%

Total interest-bearing liabilities	2,276,238	47,276	4.15%	2,172,532	38,548	3.55%

Noninterest-bearing liabilities	141,687			137,281

Total liabilities	2,417,925			2,309,813
Equity	287,112			272,286

Total liabilities and equity	$2,705,037			$2,582,099

Net interest income and interest rate spread		$37,553	2.47%		$41,725	3.01%

Net interest margin			2.93%			3.41%
Average interest-earning assets to average interest-bearing liabilities			112.60%			112.64%

(1)	Nonaccrual loans are included in the average balance.

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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended June 30, 2007, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter ended June 30, 2007
	NPV as % of portfolio value of assets			Next 12 months net interest income
Change in rates		Internal policy			Internal policy
(Basis points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	8.86%	5.00%	(1.88)%	$(8,845)	(15.00)%	(12.01)%
+200	9.55	6.00	(1.19)	(5,765)	(10.00)	(7.83)
+100	10.16	6.00	(0.58)	(2,742)	(5.00)	(3.72)
Static	10.74	7.00	—	—	—	—
(100)	10.53	6.00	(0.21)	2,740	(5.00)	3.72
(200)	9.89	6.00	(0.85)	3,350	(15.00)	4.55
(300)	8.61	5.00	(2.13)	4.841	(20.00)	6.58

Year Ended December 31, 2006
NPV as % of portfolio value of assets				Next 12 months net interest income
				(Dollars in thousands)
Change in rates		Internal policy			Internal policy
(Basis points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	8.92%	5.00%	(2.27)%	$(10,078)	(15.00)%	(13.95)%
+200	9.81	6.00	(1.38)	(6,455)	(10.00)	(8.94)
+100	10.60	6.00	(0.59)	(2,972)	(5.00)	(4.12)
Static	11.19	7.00	—	—	—	—
(100)	11.19	6.00	—	2,651	(5.00)	3.67
(200)	10.62	6.00	(0.57)	3,548	(15.00)	4.91
(300)	9.69	5.00	(1.50)	2,254	(20.00)	3.12

Due to changes in the composition of Home Savings’ funding mix since December 2006, Home Savings reduced some of its sensitivity to rising rates. Home Savings remains liability sensitive. Management is comfortable with Home Savings’ interest rate risk position and with its outlook for interest rates over the next year.
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
Over the last year, Home Savings’ margin has been negatively impacted due to a flat yield curve. Home Savings is pursuing strategies to mitigate the effects of the flat yield curve but without some steepening of the curve, margin pressure will most likely continue for the remainder of the year.
ITEM 4. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended June 30, 2007, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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
ITEM 1A — Risk Factors
There have been no significant changes in the Company’s risk factors as outlined in the Company’s Form 10K for the period ended December 31, 2006.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs

4/1 to 4/30/2007	—	$—	—	2,090,187	(1)

5/1 to 5/31/2007	250,523	10.54	250,523	1,839,664

6/1 to 6/30/2007	197,409	10.63	197,409	1,642,255

Total	447,932	$10.58	447,932	1,642,255

(1)	On April 21, 2003, United Community announced that its Board of Directors had approved a plan to repurchase 1,000,000 shares of stock. On April 30, 2007, United Community announced that its Board of Directors had approved a plan to repurchase an additional 2,000,000 shares of stock.
ITEM 6 — Exhibits
     Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation
3.2	Amended Code of Regulations
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: August 8, 2007	/S/ Douglas M. McKay
Douglas M. McKay, Chief Executive Officer

Date: August 8, 2007	/S/ Patrick A. Kelly
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