Form 10-Q
period 2007-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2007-11-09
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Yes ☐       No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,051,773 common shares as of October 31, 2007.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$31,570	$34,129
Federal funds sold and other	4,254	1,508

Total cash and cash equivalents	35,824	35,637

Securities:
Trading, at fair value	4,964	10,786
Available for sale, at fair value	242,271	237,531
Loans, net of allowance for loan losses of $23,807 and $16,955, respectively	2,292,565	2,253,559
Loans held for sale	14,966	26,960
Federal Home Loan Bank stock, at cost	25,432	25,432
Premises and equipment, net	26,246	25,192
Accrued interest receivable	13,442	13,703
Real estate owned and other repossessed assets	11,671	3,242
Goodwill	33,593	33,593
Core deposit intangible	1,253	1,534
Cash surrender value of life insurance	23,819	23,137
Other assets	15,798	13,239

Total assets	$2,741,844	$2,703,545

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,680,320	$1,720,426
Non-interest bearing	102,894	102,509

Total deposits	1,783,214	1,822,935
Federal Home Loan Bank advances	505,542	465,253
Repurchase agreements and other borrowings	147,615	98,511
Advance payments by borrowers for taxes and insurance	11,593	17,471
Accrued interest payable	5,353	2,842
Accrued expenses and other liabilities	11,690	15,200

Total liabilities	2,465,007	2,422,212

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued	146,672	145,834
Retained earnings	223,458	220,527
Accumulated other comprehensive loss	(1,481)	(1,296)
Unearned employee stock ownership plan shares	(9,920)	(11,287)
Treasury stock, at cost, 7,752,684 and 6,827,143 shares, respectively	(81,892)	(72,445)

Total shareholders’ equity	276,837	281,333

Total liabilities and shareholders’ equity	$2,741,844	$2,703,545

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands, except per share data)
Interest income
Loans	$38,463	$38,763	$115,381	$111,834
Loans held for sale	223	550	768	1,538
Securities:
Trading	54	58	179	220
Available for sale	3,029	2,335	9,062	6,915
Margin accounts	—	362	—	1,069
Federal Home Loan Bank dividends	417	357	1,229	1,047
Other interest earning assets	204	39	600	114

Total interest income	42,390	42,464	127,219	122,737
Interest expense
Deposits	16,886	15,602	50,436	42,175
Federal Home Loan Bank advances	5,757	5,636	16,384	15,517
Repurchase agreements and other	1,869	1,254	4,968	3,347

Total interest expense	24,512	22,492	71,788	61,039

Net interest income	17,878	19,972	55,431	61,698
Provision for loan losses	5,363	1,475	10,432	3,026

Net interest income after provision for loan losses	12,515	18,497	44,999	58,672

Non-interest income
Brokerage commissions	6,475	4,875	19,764	14,688
Service fees and other charges	3,705	3,161	11,048	9,568
Underwriting and investment banking	113	194	358	220
Net gains (losses):
Trading securities	3	38	51	70
Loans sold	892	870	2,079	1,899
Other	(143)	10	(546)	(17)
Other income	1,064	1,051	2,989	3,115

Total non-interest income	12,109	10,199	35,743	29,543

Non-interest expense
Salaries and employee benefits	13,733	12,603	42,374	39,132
Occupancy	1,232	1,116	3,588	3,330
Equipment and data processing	2,156	2,055	6,777	6,700
Franchise tax	543	525	1,657	1,596
Advertising	325	318	1,032	1,109
Amortization of core deposit intangible	88	119	281	379
Other expenses	2,655	2,629	7,765	7,602

Total non-interest expenses	20,732	19,365	63,474	59,848

Income before income taxes	3,892	9,331	17,268	28,367
Income taxes	1,309	3,272	6,085	9,926

Net income	$2,583	$6,059	$11,183	$18,441

Comprehensive income	$4,771	$8,335	$10,998	$18,674

Earnings per share
Basic	$0.09	$0.21	$0.39	$0.64
Diluted	$0.09	$0.21	$0.38	$0.63
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(Dollars in thousands, except share data)
Balance December 31, 2006	30,977	$145,834	$220,527	$(1,296)	$(11,287)	$(72,445)	$281,333
Comprehensive income:
Net income			11,183				11,183
Change in net unrealized gain/(loss) on securities, net of taxes of $100				(185)			(185)

Comprehensive income			11,183	(185)			10,998
Shares allocated to ESOP participants		838			1,367		2,205
Purchase of treasury stock	(950)					(9,709)	(9,709)
Exercise of stock options	25		(86)			262	176
Dividends paid, $0.285 per share			(8,166)				(8,166)

Balance September 30, 2007	30,052	$146,672	$223,458	$(1,481)	$(9,920)	$(81,892)	$276,837

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$11,183	$18,441
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,432	3,026
Net gains	(1,584)	(1,889)
Amortization of premiums and accretion of discounts	1,803	2,283
Depreciation and amortization	2,327	2,057
ESOP compensation	2,205	2,685
FHLB stock dividends	—	(1,047)
Decrease in trading securities	5,873	6,298
Decrease in margin accounts	—	15,609
Decrease (increase) in interest receivable	261	(1,584)
Increase in prepaid and other assets	(4,126)	(7,505)
Increase in interest payable	2,511	208
Net principal disbursed on loans held for sale	(161,119)	(161,206)
Proceeds from sale of loans held for sale	175,084	166,613
Decrease in other liabilities	(3,410)	(1,242)

Net cash from operating activities	41,440	42,747

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Available for sale securities	40,736	22,835
Proceeds from sale of:
Real estate owned and other repossessed assets	2,753	2,283
Nonperforming loans	—	210
Premises and equipment	—	532
Purchases of securities available for sale	(45,717)	(30,470)
Net principal repaid (disbursed) on loans	78,666	(1,615)
Loans purchased	(140,425)	(157,528)
Purchases of premises and equipment	(3,364)	(3,105)

Net cash from investing activities	(67,351)	(166,858)

Cash Flows from Financing Activities
Net increase in NOW, savings and money market accounts	14,358	40,655
Net (decrease) increase in certificates of deposit	(54,076)	67,417
Net decrease in advance payments by borrowers for taxes and insurance	(5,878)	(3,994)
Proceeds from FHLB advances	581,353	496,526
Repayment of FHLB advances	(541,064)	(494,860)
Net change in other borrowed funds	49,104	25,087
Dividends paid	(8,166)	(7,804)
Proceeds from the exercise of stock options	176	726
Purchase of treasury stock	(9,709)	(2,298)

Net cash from financing activities	26,098	121,455

Decrease in cash and cash equivalents	187	(2,656)
Cash and cash equivalents, beginning of period	35,637	37,545

Cash and cash equivalents, end of period	$35,824	$34,889

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings. During 2003, Home Savings changed its charter to a state savings bank. Home Savings has 38 full service offices and five loan production offices throughout Ohio and Western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for two wholly owned subsidiaries: Butler, Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick has 22 office locations providing a full range of investment alternatives for individuals, businesses and not-for-profit organizations throughout Ohio and Western Pennsylvania.
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
The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the year ending December 31, 2007. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2006, contained in United Community’s Form 10-K for the year ended December 31, 2006.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
2. RECENT ACCOUNTING DEVELOPMENTS
The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.
The Company and its subsidiaries are subject to U.S. federal income tax as well as various other state income taxes. The Company is no longer subject to examination by taxing authorities for years before 2002. The Company does not expect the total amount of unrecognized tax benefits to significantly increase in the next twelve months.
The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007 or September 30, 2007.
In July 2006, the Emerging Issues Task Force (EITF) of FASB issued a draft abstract for EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangement. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard will be effective for fiscal years beginning after December 15, 2007. At September 30, 2007, United Community and its subsidiaries owned $23.8 million of bank owned life insurance. The Company is evaluating the impact of the adoption of this standard.
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

	For the nine months ended September 30,
	2007
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)

Outstanding at beginning of year	2,068,558	$9.63
Granted	—	—
Exercised	(24,702)	7.12
Forfeited	—	—

Outstanding at end of period	2,043,856	$9.66	$104

Options exercisable at end of period	2,043,856	$9.66	$104

Information related to the stock option plan during the quarter follows (dollars in thousands):

September 30,
2007

Intrinsic value of options exercised	$77
Cash received from option exercises	176
Tax benefit realized from option exercises	—
Weighted average fair value of options granted	—

Outstanding stock options have a weighted average remaining life of 5.28 years and may be exercised in the range of $6.66 to $12.73.
On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares which are to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. No awards have been granted under the 2007 Plan.

4. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	September 30, 2007			December 31, 2006
	(Dollars in thousands)
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
U.S. Treasury and agency securities	$91,576	$113	$(385)	$96,847	$63	$(722)
Equity securities	7,593	433	(177)	7,866	641	(112)
Mortgage-related securities	143,102	29	(2,168)	132,818	131	(1,870)

Total	$242,271	$575	$(2,730)	$237,531	$835	$(2,704)

United Community’s trading securities are carried at fair value and consist of the following:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Obligations of U.S. Government	$1,002	$1,296
State and municipal obligations	3,636	8,606
Corporate bonds, debentures and notes	—	258
Mutual funds, stocks and warrants	326	626

Total trading securities	$4,964	$10,786

5. LOANS
Portfolio loans consist of the following:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$923,288	$854,829
Multifamily residential	176,203	163,541
Nonresidential	346,022	348,528
Land	24,551	26,684
Construction:
One- to four-family residential	375,673	388,926
Multifamily and non-residential	20,423	25,215

Total real estate	1,866,160	1,807,723
Consumer	352,506	345,607
Commercial	96,604	116,952

Total loans	2,315,270	2,270,282
Less:
Allowance for loan losses	23,807	16,955
Deferred loan fees, net	(1,102)	(232)

Total	22,705	16,723

Loans, net	$2,292,565	$2,253,559

Changes in the allowance for loan loss are as follows:

	As of or For the
	Nine Months	As of or For the
	Ended	Year Ended
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$16,955	$15,723
Provision for loan losses	10,432	4,347
Amounts charged off	(3,977)	(3,438)
Recoveries	397	323

Balance, end of period	$23,807	$16,955

Non-accrual loans were $97.3 million and $52.6 million at September 30, 2007, and December 31, 2006, respectively. Restructured loans were $2.1 million at September 30, 2007 and $1.4 million at December 31, 2006. Loans greater than 90 days past due and still accruing interest were $1.4 million and $796,000 at September 30, 2007 and December 31, 2006, respectively.
Impaired loans consist of the following:

	As of or For	As of or For
	the Nine	the Year
	Months Ended	Ended
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$57,741	$28,329
Impaired loans on which a specific valuation allowance was provided	26,136	14,217

Total impaired loans at period-end	$83,877	$42,546

Specific valuation allowances on impaired loans at period-end	$8,892	$2,841
Average impaired loans during the period	58,240	23,617
Interest income recognized during impairment	305	372
Cash basis interest recognized	305	373

6. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $875.0 million at September 30, 2007 and $861.5 million at December 31, 2006.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	As of or for the
	Nine Months	As of or for the
	Ended	Year Ended
	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$6,820	$6,923
Originations	875	1,917
Sale of servicing	—	(323)
Amortized to expense	(1,320)	(1,697)

Balance, end of period	$6,375	$6,820

Activity in the valuation allowance for mortgage servicing rights was as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Balance, beginning of year	$(435)	$—
Impairment charges	—	(435)
Recoveries	435	—

Balance, end of period	$—	$(435)

Fair value of mortgage servicing rights as of September 30, 2007 was approximately $10.6 million and at December 31, 2006 was $9.3 million.
Key economic assumptions in measuring the value of mortgage servicing rights at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
Weighted average prepayment rate	191 PSA	261 PSA
Weighted average life (in years)	4.04	4.50
Weighted average discount rate	8%	8%

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
Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Service cost	$—	$—
Interest cost	56	56
Expected return on plan assets	—	—
Net amortization of prior service cost	(1)	(1)
Recognized net actuarial gain	—	—

Net periodic benefit cost/(gain)	$55	$55

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.50%	5.50%

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Service cost	$—	$—
Interest cost	167	167
Expected return on plan assets	—	—
Net amortization of prior service cost	(1)	(1)
Recognized net actuarial gain	—	—

Net periodic benefit cost/(gain)	$166	$166

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.50%	5.50%

8. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	September 30, 2007	September 30, 2006
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings, net of amounts capitalized	$69,277	$60,831
Interest capitalized on borrowings	17	16
Income taxes	9,434	9,950
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	11,720	3,485
9. SEGMENT INFORMATION
United Community has two principal segments, banking and investment services. Banking provides consumer and commercial banking services. Investment services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three and nine months ended September 30, 2007 and 2006 are as follows:

	For the Three Months Ended September 30, 2007
	Banking	Investment
	Services	Services	Total

	(Dollars in thousands)
Interest income	$42,105	$285	$42,390
Interest expense	24,433	79	24,512
Provision for loan loss	5,363	—	5,363

Net interest income after provision for loan loss	12,309	206	12,515
Non-interest income	4,121	7,988	12,109
Non-interest expense	13,462	7,270	20,732

Income before tax	2,968	924	3,892
Income tax expense	983	326	1,309

Net income	$1,985	$598	$2,583

	For the Three Months Ended September 30, 2006
	Banking	Investment
	Services	Services	Total

	(Dollars in thousands)
Interest income	$41,995	$469	$42,464
Interest expense	22,391	101	22,492
Provision for loan loss	1,475	—	1,475

Net interest income after provision for loan loss	18,129	368	18,497
Non-interest income	3,793	6,406	10,199
Non-interest expense	13,015	6,350	19,365

Income before tax	8,907	424	9,331
Income tax expense	3,121	151	3,272

Net income	$5,786	$273	$6,059

	For the Nine Months Ended September 30, 2007
	Banking	Investment
	Services	Services	Total

	(Dollars in thousands)
Interest income	$126,370	$849	$127,219
Interest expense	71,525	263	71,788
Provision for loan loss	10,432	—	10,432

Net interest income after provision for loan loss	44,413	586	44,999
Non-interest income	11,436	24,307	35,743
Non-interest expense	41,310	22,164	63,474

Income before tax	14,539	2,729	17,268
Income tax expense	5,145	940	6,085

Net income	$9,394	$1,789	$11,183

	For the Nine Months Ended September 30, 2006
	Banking	Investment
	Services	Services	Total

	(Dollars in thousands)
Interest income	$121,324	$1,413	$122,737
Interest expense	60,673	366	61,039
Provision for loan loss	3,026	—	3,026

Net interest income after provision for loan loss	57,625	1,047	58,672
Non-interest income	9,752	19,791	29,543
Non-interest expense	40,262	19,586	59,848

Income before tax	27,115	1,252	28,367
Income tax expense	9,485	441	9,926

Net income	$17,630	$811	$18,441

10. EARNINGS PER SHARE
Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. There were stock options for 717,247 shares that were antidilutive for the period ending September 30, 2007 and September 30, 2006.

	For the Three Months
	Ended September 30,
	2007	2006
	(Dollars in thousands,
	except per share data)
Net income applicable to common stock	$2,583	$6,059

Weighted average common shares outstanding	28,489	28,999
Dilutive effect of stock options	43	382

Weighted average common shares outstanding for dilutive computation	28,532	29,381

Basic earnings per share as reported	$0.09	$0.21
Diluted earnings per share as reported	$0.09	$0.21

	For the Nine Months
	Ended September 30,
	2007	2006
	(Dollars in thousands,
	except per share data)
Net income applicable to common stock	$11,183	$18,441

Weighted average common shares outstanding	28,792	29,006
Dilutive effect of stock options	205	370

Weighted average common shares outstanding for dilutive computation	28,997	29,376

Basic earnings per share as reported	$0.39	$0.64
Diluted earnings per share as reported	$0.38	$0.63
11. BUSINESS COMBINATION
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

12. OTHER BORROWINGS
Included in repurchase agreements and other borrowings is a Credit Agreement between JP Morgan Chase Bank, N.A., and United Community, dated September 12, 2005, as amended on July 18, 2007 (the “Credit Agreement”). The Credit Agreement provided United Community with an approved line of credit of up to $40.0 million, of which United Community has borrowed $36.3 million. All borrowings under the Credit Agreement are due on August 31, 2008.
The Credit Agreement sets forth several covenants with which United Community must comply, including a covenant that United Community and its subsidiaries shall maintain at the end of each fiscal quarter a “Consolidated Non-Performing Asset Ratio” of not greater than 4.50%. The term “Consolidated Non-Performing Asset Ratio” means the ratio of the sum of “Non-Performing Assets” plus “OREO”, to the sum of “Total Loans” plus “OREO”. As used in the Credit Agreement, “Non-Performing Assets” means the sum of all loans classified as past due 90 days or more and still accruing interest, all loans classified as non-accrual and no longer accruing interest, all loans classified as restructured loans and leases and all other non-performing loans. As of September 30, 2007, Home Savings’ Consolidated Non-Performing Asset Ratio was 4.89%. United Community sought a waiver of the covenant default, but received notice on November 7, 2007 from JP Morgan Chase that a waiver would not be granted.
The covenant default constitutes an “Event of Default” under the Credit Agreement. When an Event of Default occurs, JP Morgan Chase may do any of the following (1) cease permitting United Community to borrow further under the line of credit, (2) terminate any outstanding commitment, (3) declare the amounts outstanding under the Credit Agreement immediately due and payable without notice of acceleration, intention to accelerate, presentment and demand or protest or notice of any kind, (4) exercise all rights of setoff, (5) exercise any other rights it may have at law, in equity or otherwise. JP Morgan Chase has not informed United Community which course of action it intends to take. The Company does not anticipate the resolution of this matter will have a material effect on the Company’s liquidity or capital position.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Selected financial ratios and other data: (1)

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Performance ratios:
Return on average assets (2)	0.38%	0.91%	0.55%	0.94%
Return on average equity (3)	3.63%	8.74%	5.21%	8.97%
Interest rate spread (4)	2.33%	2.75%	2.42%	2.92%
Net interest margin (5)	2.78%	3.18%	2.88%	3.33%
Non-interest expense to average assets	3.05%	2.92%	3.12%	3.06%
Efficiency ratio (6)	68.52%	63.89%	68.94%	65.22%
Average interest-earning assets to average interest-bearing liabilities	111.86%	112.08%	112.35%	112.45%
Capital ratios:
Average equity to average assets	10.47%	10.46%	10.56%	10.51%
Equity to assets, end of period	10.10%	10.36%	10.10%	10.36%
Tier 1 leverage ratio	8.03%	8.67%	8.03%	8.67%
Tier 1 risk-based capital ratio	9.94%	10.64%	9.94%	10.64%
Total risk-based capital ratio	12.44%	11.43%	12.44%	11.43%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	4.40%	1.68%	4.40%	1.68%
Nonperforming assets to average assets (8)	4.14%	1.57%	4.15%	1.59%
Nonperforming assets to total assets at end of period	4.10%	1.56%	4.10%	1.56%
Allowance for loan losses as a percent of loans	1.03%	0.73%	1.03%	0.73%
Allowance for loan losses as a percent of non-performing loans (7)	23.61%	43.78%	23.61%	43.78%
Office data:
Number of full service banking offices	38	37	38	37
Number of loan production offices	5	6	5	6
Number of brokerage offices	21	20	21	20
Number of trust offices	2	2	2	2
Per share data:
Basic earnings per share (9)	$0.09	$0.21	$0.39	$0.64
Diluted earnings per share (9)	$0.09	$0.21	$0.38	$0.63
Book value (10)	$9.21	$8.94	$9.21	$8.94
Tangible book value (11)	$8.05	$7.80	$8.05	$7.80
Market value as a percent of book value (12)	78%	142%	78%	142%

(1)	Ratios for the three and nine month periods are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Nonperforming loans consist of loans ninety days past due, loans less than ninety days past due and not accruing interest and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate owned and other repossessed assets.

(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Closing price of UCFC shares on September 30, 2007, divided by book value.

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
Comparison of Financial Condition at September 30, 2007 and December 31, 2006
Total assets increased by $38.3 million to $2.7 billion at September 30, 2007, compared to December 31, 2006. The net change in assets consisted of increases of $39.0 million in net loans, $4.7 million in available for sale securities, $8.4 million in real estate owned and other repossessed assets, $1.1 million in premises and equipment and $2.6 million in other assets. These increases were offset by decreases in trading securities of $5.8 million and loans held for sale of $12.0 million.
Cash and cash equivalents increased $187,000 during the first nine months of 2007. The change is attributable to decreases at Home Savings in currency to be delivered to branches of $3.1 million, cash on deposit at the Federal Reserve of $2.4 million, and checks in transit to the federal reserve of $2.2 million. These decreases were offset by an increase in correspondent bank account balances at Home Savings of $3.3 million and an increase in cash on deposit with other institutions at Butler Wick of $4.3 million. Cash and cash equivalents on hand at Butler Wick have an inverse relationship with their trading securities portfolio. Therefore, as securities were sold, cash increased.
The trading securities portfolio decreased $5.8 million, or 54.0%, to $5.0 million at September 30, 2007, from $10.8 million at December 31, 2006. This change was a result of decreases in Butler Wick’s portfolio of $5.0 million in municipal securities, $294,000 in government securities and $258,000 in corporate securities. Butler Wick’s decrease in trading securities is due to normal trading activity and what the Company holds in inventory over the end of the period. Additionally, participants in the Butler Wick retention plan received the fourth of five annual installments in the third quarter totaling $304,000.
Available for sale securities increased $4.7 million, or 2.0%, from December 31, 2006, to September 30, 2007. Home Savings had purchases of $42.8 million to replace scheduled maturities and runoff within its portfolio while Butler Wick had purchases of $2.9 million. These purchases were partially offset by paydowns and maturities of $39.0 million at Home Savings and $1.7 million at Butler Wick. The remaining difference is primarily a result of changes in the market valuation of the portfolio, net of any amortization or accretion.
Net loans increased $39.0 million from December 31, 2006, to September 30, 2007. Real estate loans increased $76.5 million and consumer loans increased $6.9 million. These increases were offset by decreases in construction loans of $18.0 million and commercial loans of $20.3 million. The decrease in construction and commercial loans is attributable primarily to higher paydowns as compared to originations during the period.
The allowance for loan losses increased to $23.8 million at September 30, 2007, from $17.0 million at December 31, 2006. This was a result of a loan loss provision of $10.4 million, primarily in the commercial and consumer portfolios, which was partially offset by net chargeoffs of $4.0 million. The allowance for losses on non-residential real estate loans decreased $931,000. Based on a review of historical losses in the nonresidential real estate portfolio, it was determined the level of allowance for loan losses associated with this loan category was not necessary. Consequently, the provision for loan losses was lowered. The allowance for loan losses is monitored closely and may increase or decrease depending on a variety of factors such as levels and trends of delinquencies, chargeoffs and recoveries, nonperforming loans, and potential risk in the portfolios. Management has developed and maintains an appropriate, systematic and consistently applied process to determine the amount of allowance and provision for loan losses. The allowance for loan losses as a percentage of net loans (coverage ratio) was 1.03% at September 30, 2007, compared to 0.75% at December 31, 2006. See Note 5 to the financial statements for a summary of the allowance for loan losses. The following table summarizes the trend in the allowance for loan losses for the first nine months of 2007.

	Allowance For Loan Losses
	December 31,				September 30,
	2006	Provision	Recovery	Chargeoff	2007
Real Estate Loans
Permanent
One-to four-family	$2,234	$1,120	$7	$(568)	$2,793
Multifamily residential	818	603	—	(21)	1,400
Nonresidential	2,256	(931)	—	(28)	1,297
Land	151	6	—	—	157

Total	5,459	798	7	(617)	5,647

Construction Loans
One-to four-family residential	3,092	5,279	—	(307)	8,064
Multifamily and nonresidential	229	(35)	—	—	194

Total	3,321	5,244	—	(307)	8,258

Consumer Loans
Home Equity	1,046	273	1	(155)	1,165
Auto	510	39	18	(92)	475
Marine	991	1,518	54	(618)	1,945
Recreational vehicle	1,888	862	2	(562)	2,190
Other	712	(270)	313	(385)	370

Total	5,147	2,422	388	(1,812)	6,145

Commercial Loans
Secured	1,936	1,750	—	(1,241)	2,445
Unsecured	1,092	218	2	—	1,312

Total	3,028	1,968	2	(1,241)	3,757

Total Allowance	$16,955	$10,432	$397	$(3,977)	$23,807

The provision for loan losses of $10.4 million during the first nine months of 2007 can be attributed to the overall increase in nonperforming loans. Nonperforming loans consist of loans past due 90 days or more, loans past due less than 90 days that are on nonaccrual status, and restructured loans. Nonperforming loans were $100.8 million, or 4.40% of net loans, at September 30, 2007, compared to $54.8 million at December 31, 2006. The schedule below summarizes the change in nonperforming loans for the first nine months of 2007.

Nonperforming Loans
	September 30,	December 31,		2007 Interest
	2007	2006	Change	Foregone
Real Estate Loans
Permanent
One-to four-family	$12,100	$8,976	$3,124	$219
Multifamily residential	8,970	2,642	6,328	309
Nonresidential	14,307	13,941	366	863
Land	3,700	6,699	(2,999)	399

Total	39,077	32,258	6,819	1,790

Construction Loans
One-to four-family residential	46,307	11,853	34,454	2,237
Multifamily and nonresidential	825	2,533	(1,708)	(69)

Total	47,132	14,386	32,746	2,168

Consumer Loans
Home Equity	2,226	1,374	852	44
Auto	225	252	(27)	1
Marine	1,808	1,383	425	32
Recreational vehicle	567	540	27	4
Other	324	252	72	30

Total	5,150	3,801	1,349	111

Commercial Loans
Secured	6,045	2,380	3,665	249
Unsecured	1,284	617	667	54

Total	7,329	2,997	4,332	303

Restructured Loans	2,132	1,385	747	—

Total Nonperforming Loans	$100,820	$54,827	$45,993	$4,372

The increase in nonperforming loans was comprised of increases of $6.3 million in multifamily residential loans, $32.7 million in construction loans, $1.3 million in consumer loans and $4.3 million in commercial loans. The increase of $6.3 million in multifamily loans can primarily be attributed to one loan secured by a senior living facility in the Cleveland, Ohio area. The borrower is leasing the facility to a level of occupancy that will provide the necessary cash flow to service the debt.
The $32.7 million increase in nonperforming construction loans is primarily made up of the following three relationships that total $28.0 million:
•	A $10.0 million relationship consists of numerous loans to a developer to acquire and develop a 30 acre tract in the Columbus, Ohio, area and to build single family homes and condominiums. The borrower’s inability to sell excess inventory has caused cash flow from the project to diminish. The Company is pursuing judgments against the borrower and securing the properties for potential sale through a receivership. The receiver will take possession of the properties, unencumbered, and liquidate the properties.

•	A second project totaling $9.8 million is located in the Pittsburgh area. The two loans comprising the project were solely for the purpose of acquisition and development of a 169 acre tract. The borrower claims to be insolvent at this time. Currently the Company is working to secure a deed in lieu of foreclosure. In addition, the Company is working with an engineering company to determine the feasibility of development, cost to develop, and the cost/benefit of mining certain natural resources that are present on the property.

•	A third project is located in the Springboro, Ohio area. This relationship, which totals $8.3 million, was also for the acquisition and development of 195 acres of property and the construction of single family residences and condominiums. The borrower claims to be insolvent. The Company has obtained a judgment against the borrower and secured judgment liens against the Company’s collateral and all other assets of the borrower and related entities.

The increase in nonperforming commercial loans is a result of one lending relationship for the purpose of financing large pleasure boats that the borrower leased to various waterfront resorts. There were a total of eleven boats financed for the customer who claims to be insolvent. Four boats have been recovered. The Company is involved in litigation in which it is attempting to recover the remaining boats.
A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect both the contractual interest payments and the contractual principal payments, as scheduled in the loan agreement. The net increase in impaired loans, as shown in the following table, of $41.3 million during the period relates primarily to a commercial loan relationship secured by marine assets totaling $3.7 million and deterioration in the construction loan portfolio and multi-family loan portfolio that caused impaired loans to increase $31.7 million and $6.3 million respectively for those two portfolios. The schedule below summarizes impaired loans for the first nine months of 2007.

Impaired Loans
	September 30,	December 31,
	2007	2006	Change
Real Estate Loans
Permanent
One-to four-family	$1,786	$794	$992
Multifamily residential	8,970	2,642	6,328
Nonresidential	14,307	13,927	380
Land	3,700	6,699	(2,999)

Total	28,763	24,062	4,701

Construction Loans
One-to four-family residential	45,152	11,698	33,454
Multifamily and nonresidential	825	2,533	(1,708)

Total	45,977	14,231	31,746

Consumer Loans
Home Equity	—	—	—
Auto	—	—	—
Boat	1,808	1,377	431
Recreational vehicle	—	—	—
Other	—	—	—

Total	1,808	1,377	431

Commercial Loans
Secured	6,045	2,282	3,763
Unsecured	1,284	594	690

Total	7,329	2,876	4,453

Total Impaired Loans	$83,877	$42,546	$41,331

Other nonperforming assets, consisting of real estate and other consumer property acquired in the settlement of loans, were $11.7 million at September 30, 2007, compared to $3.2 million at December 31, 2006. The $8.5 million increase is primarily attributable to a $3.1 million loan secured by land, a $1.7 million construction loan secured by a mini-storage facility and property securing $4.5 million in construction loans that was taken into possession by the Company. Of the $4.5 million in construction loan assets taken into possession by the Company, $3.8 million was to two borrowers. Other consumer property, such as boats, recreational vehicles, and automobiles that were received by the Company in the satisfaction of loans makes up the remainder of the change. The resolution and reduction of the level of nonperforming loans and other nonperforming assets remains a top priority with management.
Loans held for sale decreased $12.0 million, or 44.5%, to $15.0 million at September 30, 2007, compared to $27.0 million at December 31, 2006. Loan sales of $175.1 million during the nine month period exceeded principal disbursed on loans held for sale of $161.1 million. Home Savings sells loans as part of its risk management strategy and anticipates doing so in the future. Home Savings also purchases loans, both for its portfolio and to be sold in the secondary market.

Federal Home Loan Bank stock remained at $25.4 million at September 30, 2007, compared to December 31, 2006. During the first nine months of 2007, the Federal Home Loan Bank paid cash dividends in lieu of a stock dividend to its member banks.
Premises and equipment increased $1.1 million, or 4.2%, due to the cost of construction of a new Home Savings branch along with renovations to other branches. The total cost of the branch and renovations aggregated $2.9 million. These capitalized expenditures were offset by an increase in accumulated depreciation of $1.9 million.
Accrued interest receivable decreased $261,000 to $13.4 million at September 30, 2007, compared to $13.7 million at December 31, 2006. Home Savings had increases of accrued interest due from mortgage loans of $2.6 million, commercial loans of $1.6 million and securities of $409,000, which were offset by an increase in reserves for forgone interest on non-accrual loans of $4.4 million. Home Savings maintains a reserve for uncollected interest for loans on non-accrual status that represents the reduction in interest income from the time the borrower stopped making payments until the loan is repaid, charged off or the default is cured and performance resumes. The increase in the reserves for uncollected interest is directly affected by any increase in loans on non-accrual status.
Other assets increased $2.6 million to $15.8 million at September 30, 2007, compared to $13.2 million at December 31, 2006. Home Savings had increases in prepaid Ohio franchise tax of $544,000 and prepaid expenses and other expenses of $110,000. Butler Wick had an increase in receivables due from customers and brokers of $1.8 million and an increase in other assets, such as deferred taxes and prepaid assets, of $812,000.
Total deposits decreased $39.7 million to $1.8 billion at September 30, 2007, compared to December 31, 2006. This change was due primarily to a decrease of $54.1 million in certificates of deposit and a decrease of $15.1 million in savings accounts offset by a $29.5 million increase in money market accounts and other demand deposit accounts.
Federal Home Loan Bank advances increased $40.3 million during the first nine months of 2007, reflecting an increase in overnight advances of $21.3 million and new term advances of $65.0 million, offset by the paydown of term advances of $46.0 million. Repurchase agreements and other borrowed funds increased $49.1 million to $147.6 million at September 30, 2007 from $98.5 million at December 31, 2006. The Company took advantage of lower-cost FHLB advances and other borrowings to replace certificates of deposit that had matured.
Advance payments by borrowers for taxes and insurance decreased $5.9 million during the first nine months of 2007. Payments for real estate taxes and property insurance made on behalf of customers of Home Savings account for $2.0 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $3.9 million.
Accrued interest payable increased $2.5 million during the first nine months of 2007 largely due to increases in the accrual of interest on certificates of deposit of $1.7 million, money market, demand, and savings accounts of $604,000, and other borrowed funds of $218,000.
Accrued expenses and other liabilities decreased $3.5 million, or 23.1% to $11.7 million at September 30, 2007 from $15.2 million at December 31, 2006. Home Savings had decreases in accrued federal income tax expenses of $3.3 million due to reduced income and accrued payroll tax expense of $251,000.
Shareholders’ equity decreased $4.5 million, to $276.8 million at September 30, 2007, from $281.3 million at December 31, 2006. Earnings from Home Savings and Butler Wick for the first nine months of 2007 were more than offset by dividend payments to shareholders of $8.2 million and an increase in treasury stock of $9.7 million, as a result of the purchase of approximately 950,000 shares during the period.
Comparison of Operating Results for the Three Months Ended
September 30, 2007 and September 30, 2006
Net Income. Net income for the three months ended September 30, 2007, was $2.6 million, or $0.09 per diluted share, compared to net income of $6.1 million, or $0.21 per diluted share, for the three months ended September 30, 2006. During the third quarter of 2007, net interest income decreased $2.1 million, the provision for loan losses increased $3.9 million and non-interest expense increased $1.4 million. These changes were offset by an increase in non-interest income of $1.9 million and a decrease in the provision for income taxes of $2.0 million. The Company’s annualized return on average assets and return on average equity were 0.38% and 3.63%, respectively, for the three months ended September 30, 2007. The annualized return on average assets and return on average equity for the comparable period in 2006 were 0.91% and 8.74%, respectively.

Net Interest Income. Net interest income for the quarter ended September 30, 2007, was $17.9 million compared to $20.0 million for the same period last year. Interest income decreased $74,000 for the third quarter of 2007 compared to the third quarter of 2006. The change in interest income was primarily due to decreases in interest earned on net loans, loans held for sale and margin accounts. Despite an increase in the average balance of net loans of $49.3 million, the rate earned on those loans decreased 20 basis points. This decrease is directly related to the increase in loans placed on non-accrual status. The decrease in interest earned on loans held for sale is a result of a decrease in the average balance of those loans as a result of current market conditions. As mentioned in prior reports, in the third quarter of 2006, management of Butler Wick decided to outsource the clearing function in an effort to increase efficiency in the investment services business segment. The decrease in margin account interest is a direct result of the outsourcing of this function. These decreases were partially offset by an increase in interest earned on available for sale securities, as the average balance of those assets grew by $35.1 million and the yield earned on those securities increased 50 basis points.
Total interest expense increased $2.0 million for the quarter ended September 30, 2007, as compared to the same quarter last year. The increase was due primarily to rising interest expense on deposits of $1.3 million, repurchase agreements and other borrowings of $615,000 and Federal Home Loan Bank advances of $121,000.
The primary cause of the increase in interest expense on deposits was an increase in interest paid on certificates of deposit, which was $668,000 greater in the third quarter of 2007 compared to the same period in 2006. Additionally, interest expense on NOW and money market accounts was $642,000 higher in the third quarter of 2007 compared to the same period in 2006. Home Savings had an increase of 34 basis points paid on certificates of deposit, which more than offset the impact of the decrease in the average balance of those deposits of $24.0 million. The average balance of NOW and money market accounts increased $50.5 million and the rate paid on those deposits increased 22 basis points. The increase in interest expense on Federal Home Loan Bank advances was due to an increase in the average balance of those funds of $11.1 million. Interest expense on repurchase agreements and other borrowed funds increased primarily as a result of an increase in the average balance of those borrowings of $41.9 million and an increase of 29 basis points paid for those funds.
The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the third quarter of last year. The interest rate spread for the three months ended September 30, 2007, was 2.33% compared to 2.75% for the quarter ended September 30, 2006. Net interest margin compressed 40 basis points to 2.78% for the three months ended September 30, 2007 compared to 3.18% for the same quarter in 2006.

	For the Three Months Ended September 30,
	2007 vs. 2006
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,243)	$943	$(300)
Loans held for sale	(65)	(262)	(327)
Investment securities:
Trading	(293)	289	(4)
Available for sale	280	414	694
Margin accounts	(181)	(181)	(362)
FHLB stock	49	11	60
Other interest-earning assets	73	92	165

Total interest-earning assets	$(1,380)	$1,306	$(74)

Interest-bearing liabilities:
Savings accounts	—	(26)	(26)
NOW and money market accounts	203	439	642
Certificates of deposit	924	(256)	668
Federal Home Loan Bank advances	(15)	136	121
Repurchase agreements and other	82	533	615

Total interest-bearing liabilities	$1,194	$826	2,020

Change in net interest income			$(2,094)

Provision for Loan Losses. The provision for loan losses increased by $3.9 million, to $5.4 million for the three months ended September 30, 2007, compared to $1.5 million for the same period in 2006. The $5.4 million provision was affected significantly by certain nonperforming construction loans. The credit quality of these loans deteriorated significantly during the third quarter and a provision was allocated to these loans based on information available at that time. These relationships continue to be evaluated by management and the Company may incur an additional provision in future quarters, as more information becomes available concerning the collectibility of these loans.
Non-interest Income. Non-interest income increased $1.9 million, or 18.7%, to $12.1 million for the three months ended September 30, 2007, from $10.2 million for the three months ended September 30, 2006, due mainly to increases in brokerage commissions and service fees and other charges. These increases were offset by an increase in other net losses recognized as a result of the sale of real estate owned and other repossessed assets.
Non-interest Expense. Total non-interest expense increased $1.4 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. The increase is due primarily to an increase in salaries and employee benefits which increased $1.1 million, or 9.0%, due to greater commissions that were earned and paid to brokers at Butler Wick. Higher hospitalization expenses at Home Savings and Butler Wick also contributed to the increase. The increase in salaries and employee benefits was offset partially by an increase in some operating efficiencies as a result of the decision to outsource the clearing function at Butler Wick, as previously mentioned. These expense reductions include the elimination of service bureau fees and the reduction of postage and communication expenses.
Comparison of Operating Results for the Nine Months Ended
September 30, 2007 and September 30, 2006
Net Income. Net income for the nine months ended September 30, 2007, was $11.2 million, or $0.38 per diluted share, compared to net income of $18.4 million, or $0.63 per diluted share, for the nine months ended September 30, 2006. During the first nine months of 2007, net interest income decreased $6.3 million, the provision for loan losses increased $7.4 million and non-interest expense increased $3.6 million. These changes were offset by an increase in non-interest income of $6.2 million and a decrease in the provision for income taxes of $3.8 million. The Company’s annualized return on average assets and return on average equity were

0.55% and 5.21%, respectively, for the nine months ended September 30, 2007. The annualized return on average assets and return on average equity for the comparable period in 2006 were 0.94% and 8.97%, respectively.
Net Interest Income. Net interest income for the nine months ended September 30, 2007, was $55.4 million compared to $61.7 million for the same period last year. Interest income increased $4.5 million for the first nine months of 2007 compared to the first nine months of 2006. The change in interest income was primarily due to an increase in income on net loans of $3.5 million as a result of an increase in the average balance of outstanding loans of $90.7 million. Interest earned on available for sale securities increased $2.1 million as the average balance of those assets grew by $37.4 million and the yield earned on those securities increased 50 basis points. Partially offsetting these increases was a decrease in interest earned on margin accounts of $1.1 million. As mentioned above, in the third quarter of 2006, management of Butler Wick decided to outsource the clearing function in an effort to increase efficiency in the investment services business segment. The decrease in margin account interest is a direct result of the outsourcing of this function.
Total interest expense increased $10.7 million for the nine months ended September 30, 2007, as compared to the same period last year. The increase was due primarily to rising interest expense on deposits of $8.3 million, repurchase agreements and other borrowings of $1.6 million and Federal Home Loan Bank advances of $867,000.
The primary reason for the rise in interest expense on deposits was an increase in interest paid on certificates of deposit, which was $5.1 million greater in the first nine months of 2007 compared to the same period in 2006. Additionally, interest expense on NOW and money market accounts was $3.3 million higher in the first nine months of 2007 compared to the same period in 2006. Home Savings had an increase in the average balance of certificates of deposit of $17.4 million as well as an increase of 53 basis points paid on those deposits. The average balance of NOW and money market accounts increased $72.4 million and the rate paid on those deposits increased 59 basis points. The increase in interest expense on Federal Home Loan Bank advances was due to an increase in the cost of those funds of 26 basis points. Interest expense on repurchase agreements and other borrowed funds increased as a result of an increase in the average balance and an increase of 45 basis points paid for those funds.
The following table provides specific information about interest rate and outstanding balance (volume) changes compared to the first nine months of last year. The interest rate spread for the nine months ended September 30, 2007, was 2.42% compared to 2.92% for the nine months ended September 30, 2006. Net interest margin compressed 45 basis points to 2.88% for the nine months ended September 30, 2007 compared to 3.33% for the same period in 2006.

	For the Nine Months Ended September 30,
	2007 vs. 2006
	Increase		Total
	(decrease) due to		Increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,080)	$4,627	$3,547
Loans held for sale	84	(854)	(770)
Investment securities:
Trading	(37)	(4)	(41)
Available for sale	844	1,303	2,147
Margin accounts	(534)	(535)	(1,069)
FHLB stock	134	48	182
Other interest-earning assets	313	173	486

Total interest-earning assets	$(276)	$4,758	$4,482

Interest-bearing liabilities:
Savings accounts	2	(112)	(110)
NOW and money market accounts	1,560	1,745	3,305
Certificates of deposit	4,514	552	5,066
Federal Home Loan Bank advances	891	(24)	867
Repurchase agreements and other	363	1,258	1,621

Total interest-bearing liabilities	$7,330	$3,419	10,749

Change in net interest income			$(6,267)

Provision for Loan Losses. The provision for loan losses increased by $7.4 million, to $10.4 million for the nine months ended September 30, 2007, compared to $3.0 million for the same period in 2006. The $10.4 million provision was affected significantly by loans aggregating $12.5 million that became impaired in the first two quarters of the year. In the third quarter, the Company incurred an additional provision for loan losses due to certain construction loans approximating $20.2 million that were classified as nonperforming.
Non-interest Income. Non-interest income increased $6.2 million, or 21.0%, to $35.7 million for the nine months ended September 30, 2007, from $29.5 million for the nine months ended September 30, 2006, due to increases in brokerage commissions, service fees and other charges, underwriting and investment banking activity and gains on loans sold. These increases were offset primarily by an increase in other net losses recognized as a result of the sale of real estate owned and other repossessed assets.
Non-interest Expense. Total non-interest expense increased $3.6 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The increase is due primarily to a rise in employee compensation and benefits.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 2007 and 2006. Average balance calculations were based on daily balances.

	Three Months Ended September 30,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars In thousands)

Interest-earning assets:
Net loans (1)	$2,263,546	$38,463	6.80%	$2,214,216	$38,763	7.00%
Net loans held for sale	18,605	223	4.79%	39,855	550	5.52%
Investment securities:
Trading	5,701	54	3.79%	4,546	58	5.10%
Available for sale	245,884	3,029	4.93%	210,831	2,335	4.43%
Margin accounts	—	—	0.00%	13,766	362	10.52%
FHLB stock	25,432	417	6.56%	24,699	357	5.78%
Other interest-earning assets	9,169	204	8.90%	3,750	39	4.16%

Total interest-earning assets	2,568,337	42,390	6.60%	2,511,663	42,464	6.76%

Noninterest-earning assets	151,234			139,902

Total assets	$2,719,571			$2,651,565

Interest-bearing liabilities:
NOW and money market accounts	$401,458	$3,564	3.55%	$351,001	$2,922	3.33%
Savings accounts	182,720	191	0.42%	207,388	217	0.42%
Certificates of deposit	1,096,057	13,131	4.79%	1,119,756	12,463	4.45%
Federal Home Loan Bank advances	470,031	5,757	4.90%	458,911	5,636	4.91%
Repurchase agreements and other	145,860	1,869	5.12%	103,938	1,254	4.83%

Total interest-bearing liabilities	2,296,126	24,512	4.27%	2,240,994	22,492	4.01%

Noninterest-bearing liabilities	138,833			133,187

Total liabilities	2,434,959			2,374,181
Equity	284,612			277,384

Total liabilities and equity	$2,719,571			$2,651,565

Net interest income and interest rate spread		$17,878	2.33%		$19,972	2.75%

Net interest margin			2.78%			3.18%
Average interest-earning assets to average interest-bearing liabilities			111.86%			112.08%

(1)	Nonaccrual loans are included in the average balance.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine month periods ended September 30, 2007 and 2006. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,
	2007			2006
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars In thousands)

Interest-earning assets:
Net loans (1)	$2,255,789	$115,381	6.82%	$2,165,063	$111,834	6.89%
Net loans held for sale	19,633	768	5.22%	41,353	1,538	4.96%
Investment securities:
Trading	6,503	179	3.67%	6,632	220	4.42%
Available for sale	249,681	9,062	4.84%	212,261	6,915	4.34%
Margin accounts	—	—	0.00%	15,253	1,069	9.34%
FHLB stock	25,432	1,229	6.44%	24,356	1,046	5.73%
Other interest-earning assets	7,844	600	10.20%	4,032	115	3.80%

Total interest-earning assets	2,564,882	127,219	6.61%	2,468,950	122,737	6.63%

Noninterest-earning assets	145,057			137,274

Total assets	$2,709,939			$2,606,224

Interest-bearing liabilities:
NOW and money market accounts	$392,939	$10,287	3.49%	$320,556	$6,982	2.90%
Savings accounts	189,422	585	0.41%	225,562	695	0.41%
Certificates of deposit	1,119,117	39,564	4.71%	1,101,721	34,498	4.18%
Federal Home Loan Bank advances	448,487	16,384	4.87%	449,178	15,517	4.61%
Repurchase agreements and other	132,976	4,968	4.98%	98,595	3,347	4.53%

Total interest-bearing liabilities	2,282,941	71,788	4.19%	2,195,612	61,039	3.71%

Noninterest-bearing liabilities	140,731			136,609

Total liabilities	2,423,672			2,332,221
Equity	286,267			274,003

Total liabilities and equity	$2,709,939			$2,606,224

Net interest income and interest
rate spread		$55,431	2.42%		$61,698	2.92%

Net interest margin			2.88%			3.33%
Average interest-earning assets to average interest-bearing liabilities			112.35%			112.45%

(1)	Nonaccrual loans are included in the average balance.

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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended September 30, 2007, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter ended September 30, 2007
	NPV as % of portfolio value of assets			Next 12 months net interest income
				(Dollars in thousands)
Change in rates		Internal policy			Internal policy
(Basis points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	9.11%	5.00%	(1.71)%	$(5,271)	(15.00)%	(7.09)%
+200	9.79	6.00	(1.03)	(3,319)	(10.00)	(4.51)
+100	10.39	6.00	(0.43)	(1,574)	(5.00)	(2.14)
Static	10.82	7.00	—	—	—	—
(100)	10.66	6.00	(0.16)	2,519	(5.00)	3.42
(200)	9.72	6.00	(1.10)	1,803	(15.00)	2.45
(300)	8.38	5.00	(2.44)	(397)	(20.00)	(0.54)

Year Ended December 31, 2006
	NPV as % of portfolio value of assets			Next 12 months net interest income
				(Dollars in thousands)
Change in rates		Internal policy			Internal policy
(Basis points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	8.92%	5.00%	(2.27)%	$(10,078)	(15.00)%	(13.95)%
+200	9.81	6.00	(1.38)	(6,455)	(10.00)	(8.94)
+100	10.60	6.00	(0.59)	(2,972)	(5.00)	(4.12)
Static	11.19	7.00	—	—	—	—
(100)	11.19	6.00	—	2,651	(5.00)	3.67
(200)	10.62	6.00	(0.57)	3,548	(15.00)	4.91
(300)	9.69	5.00	(1.50)	2,254	(20.00)	3.12

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
Over the last year, Home Savings’ margin has been negatively impacted due to a flat yield curve and the impact of an increase in nonperforming loans. Home Savings is pursuing strategies to mitigate the effects of the flat yield curve but without some steepening of the curve, margin pressure will most likely continue for the remainder of the year.
ITEM 4. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2007. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended September 30, 2007, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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
ITEM 1A — Risk Factors
Item 1A of United Community’s Form 10-K for the year ended December 31, 2006 presents risk factors that may impact United Community’s future results. In light of recent developments in Home Savings’ construction loan portfolio, those risk factors are supplemented by the following risk factor:
Increasing credit risks could continue to adversely affect our results of operations.
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
Over the last quarter, United Community has experienced significant increase in the amount of impaired loans in its construction loan portfolio. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect both the contractual interest payments and the contractual principal payments, as scheduled in the loan agreement. Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. In the event a default on a construction loan occurs and foreclosure follows, we may need to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
			Total Number of
			Shares Purchased as	Maximum Number of
			Part of Publicly	Shares that May Yet Be
	Total Number of Shares	Average Price	Announced Plans or	Purchased Under the Plans
Period	Purchased	Paid per Share	Programs	or Programs

7/1 to 7/31/2007	—	$—	—	1,642,255	(1)
8/1 to 8/31/2007	126,825	7.23	126,825	1,515,430
9/1 to 9/30/2007	37,626	7.28	37,626	1,477,804

Total	164,451	$7.24	164,451	1,477,804

(1)	On April 30, 2007, United Community announced that its Board of Directors had approved a plan to repurchase 2,000,000 shares of stock.

ITEM 5 Other Information
Item 2.04 Triggering Events That Accelerate or Increase a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement
United Community entered into a Credit Agreement between JP Morgan Chase Bank, N.A., and United Community, dated September 12, 2005, as amended on July 18, 2007 (the “Credit Agreement”). The Credit Agreement provided United Community with an approved line of credit of up to $40.0 million, of which United Community has borrowed $36.3 million. All borrowings under the Credit Agreement are due on August 31, 2008.
The Credit Agreement sets forth several covenants with which United Community must comply, including a covenant that United Community and its subsidiaries shall maintain at the end of each fiscal quarter a “Consolidated Non-Performing Asset Ratio” of not greater than 4.50%. The term “Consolidated Non-Performing Asset Ratio” means the ratio of the sum of “Non-Performing Assets” plus “OREO”, to the sum of “Total Loans” plus “OREO”. As used in the Credit Agreement, “Non-Performing Assets” means the sum of all loans classified as past due 90 days or more and still accruing interest, all loans classified as non-accrual and no longer accruing interest, all loans classified as restructured loans and leases and all other non-performing loans. As of September 30, 2007, Home Savings’ Consolidated Non-Performing Asset Ratio was 4.89%. United Community sought a waiver of the covenant default, but received notice on November 7, 2007 from JP Morgan Chase that a waiver would not be granted.
The covenant default constitutes an “Event of Default” under the Credit Agreement. When an Event of Default occurs, JP Morgan Chase may do any of the following (1) cease permitting United Community to borrow further under the line of credit, (2) terminate any outstanding commitment, (3) declare the amounts outstanding under the Credit Agreement immediately due and payable without notice of acceleration, intention to accelerate, presentment and demand or protest or notice of any kind, (4) exercise all rights of setoff, (5) exercise any other rights it may have at law, in equity or otherwise. JP Morgan Chase has not informed United Community which course of action it intends to take. The Company does not anticipate the resolution of this matter will have a material effect on the Company’s liquidity or capital position.
ITEM 6 — Exhibits
     Exhibits

Exhibit
Number	Description
3.1	Articles of Incorporation

3.2	Amended Code of Regulations

10.1	Agreement and Plan of Merger

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UNITED COMMUNITY FINANCIAL CORP.

Date:	November 9, 2007	/S/ Douglas M. McKay

Douglas M. McKay, Chief Executive Officer

Date:	November 9, 2007	/S/ Patrick A. Kelly

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
Exhibit 3.2
Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.
Exhibit 10.1
Incorporated by reference to Form 8-K filed by United Community on July 26, 2007 with the SEC, film number 071001103, Exhibit 2.