Form 10-K
period 2007-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2008-03-31
CIK 707886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-024399
UNITED COMMUNITY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Ohio	34-1856319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

275 West Federal Street, Youngstown, Ohio (Address of principal executive offices)	44503 (Zip Code)

Registrant’s telephone number:
(330) 742-0500

Securities registered pursuant to Section 12(b) of the Act:

Common shares, no par value per share (Title of Class)	Nasdaq (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 30, 2007 was approximately $275.4 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 10, 2008, there were 30,051,773 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K — Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders

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

Home Savings was organized as a mutual savings association under Ohio law in 1889. Currently, Home Savings is a state-chartered savings bank, subject to supervision and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Division. Home Savings is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and the deposits of Home Savings are insured up to applicable limits by the FDIC.

Home Savings conducts business from its main office located in Youngstown, Ohio, 39 full-service branches and six loan production offices located throughout Ohio and western Pennsylvania. The principal business of Home Savings is the origination of mortgage loans, including construction loans on residential and nonresidential real estate located in Home Savings’ primary market area, which consists of Ashland, Columbiana, Cuyahoga, Erie, Franklin, Geauga, Hancock, Huron, Lake, Mahoning, Montgomery, Portage, Richland, Sandusky, Seneca, Stark, Summit and Trumbull Counties in Ohio and Beaver County in Pennsylvania. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under “Investment Activities.” Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB, repurchase agreements, and maturities of securities.

Interest on loans and other investments is Home Savings’ primary source of income. Home Savings’ principal expenses are interest paid on deposit accounts and other borrowings and salaries and benefits paid to employees. Operating results are dependent to a significant degree on the net interest income of Home Savings, which is the difference between interest earned on loans and other investments and interest paid on deposits and borrowed funds. Like most financial institutions, Home Savings’ interest income and interest expense are affected significantly by general economic conditions and by the policies of various regulatory authorities.

Butler Wick is the parent company for two wholly-owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick conducts business from its main office located in Youngstown, Ohio and 22 offices located in northeastern Ohio, western Pennsylvania, and western New York. Butler Wick primarily sells common and preferred stocks, but also offers an array of government, corporate and municipal bonds, unit trusts, mutual funds, IRAs, money market accounts and certificates of deposit. Butler Wick also offers a full line of life insurance and annuity products, personal and corporate financial planning, estate planning, pension and profit sharing plan services.

Butler Wick’s primary source of income is commissions earned on trades initiated by customers and its primary expense is commissions paid to brokers, salaries, and employee benefits. Commissions earned by Butler Wick, which are a component of non-interest income, may be affected by general economic conditions in its market area as well as policy changes by various regulatory agencies.

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

Loan Portfolio Composition.  The following table presents certain information regarding the composition of Home Savings’ loan portfolio at the dates indicated:

	At December 31,
	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)

Real estate loans:
Permanent loans:
One- to four-family residential	$871,019	38.41%	$854,829	37.65%	$749,362	35.44%	$690,413	37.68%	$599,370	37.62%
Multifamily residential	179,535	7.92	163,541	7.20	154,702	7.32	153,011	8.35	148,362	9.31
Non-residential	359,070	15.84	348,528	15.35	314,124	14.86	289,755	15.81	291,588	18.30
Land	22,818	1.01	26,684	1.18	14,979	0.71	14,701	0.80	14,147	0.89

Total permanent	1,432,442	63.18	1,393,582	61.38	1,233,167	58.33	1,147,880	62.64	1,053,467	66.12
Construction loans:
One- to four-family residential	357,153	15.75	388,926	17.13	389,558	18.43	301,193	16.43	244,837	15.37
Multifamily and non-residential	25,191	1.11	25,215	1.11	66,788	3.16	47,230	2.58	27,586	1.73

Total construction	382,344	16.86	414,141	18.24	456,346	21.59	348,423	19.01	272,423	17.10

Total real estate loans	1,814,786	80.04	1,807,723	79.62	1,689,513	79.92	1,496,303	81.65	1,325,890	83.22
Consumer loans:
Home equity	234,362	10.33	220,679	9.72	196,986	9.32	133,441	7.28	134,053	8.41
Auto	31,206	1.38	36,605	1.61	42,975	2.03	58,148	3.17	48,219	3.03
Marine	14,196	0.63	19,218	0.85	23,434	1.11	31,622	1.73	22,987	1.44
RV	63,587	2.80	59,642	2.63	48,108	2.27	27,330	1.49	15	0.00
Other(1)	6,096	0.27	9,463	0.42	12,012	0.57	17,105	0.94	13,488	0.85

Total consumer	349,447	15.41	345,607	15.23	323,515	15.30	267,646	14.61	218,762	13.73
Commercial loans	103,208	4.55	116,952	5.15	100,977	4.78	68,523	3.74	48,570	3.05

Total loans	2,267,441	100.00%	2,270,282	100.00%	2,114,005	100.00%	1,832,472	100.00%	1,593,222	100.00%

Less net items	30,453		16,723		16,572		16,496		16,728

Total loans, net	$2,236,988		$2,253,559		$2,097,433		$1,815,976		$1,576,494

(1)	Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

Loan Maturity.  The following table sets forth certain information as of December 31, 2007, regarding the dollar amount of construction and commercial loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments or scheduled repayments.

	Principal Repayments Contractually
	Due in the Years Ended December 31,
			2013 and
	2008	2009-2012	Thereafter	Total
	(Dollars in thousands)

Construction loans:
One- to four-family residential	$328,529	$1,604	$27,020	$357,153
Multifamily and non-residential	1,526	20,054	3,611	25,191
Commercial loans	80,480	18,368	4,360	103,208

Total	$410,535	$40,026	$34,991	$485,552

The next table sets forth the dollar amount of all loans reported above as due after December 31, 2008, which have fixed or adjustable interest rates:

Due After December 31, 2008
(Dollars in thousands)

Fixed rate	$43,787
Adjustable rate	31,230

$75,017

Loans Secured by One- to Four-Family Real Estate.  Home Savings originates conventional loans secured by first mortgages on one- to four-family residences primarily located within Home Savings’ primary market area. At December 31, 2007, Home Savings’ one- to four-family residential real estate loans held for investment totaled approximately $871.0 million, or 38.4% of total loans. At December 31, 2007, $12.8 million, or 1.5%, of Home Savings’ one- to four-family loans, were nonperforming.

Home Savings currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans (ARMs). Although Home Savings’ loan portfolio includes a significant amount of 30-year fixed-rate loans, most fixed rate loans are originated for sale. The interest rate adjustment periods on ARMs are typically one, three or five years. The maximum interest rate adjustment on most of the ARMs is 2.0% on any adjustment date and a total of 6.0% over the life of the loan. The interest rate adjustments on three-year and five-year ARMs presently offered by Home Savings are indexed to the weekly average rate on the one-year U.S. Treasury securities. Rate adjustments are computed by adding a stated margin to the index.

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

Under certain circumstances, Home Savings will offer loans with LTV’s exceeding 85% without private mortgage insurance. Customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit for up to 15% of the appraised value without having to purchase mortgage insurance. Home Savings also offers a first-time homebuyers product that permits an LTV of 95% without private mortgage insurance. Such loans involve a higher degree of risk because, in the event of a borrower default, the value of the underlying collateral may not satisfy the principal and interest outstanding on the loan. To reduce this risk, Home Savings underwrites all loans to Freddie Mac and Fannie Mae underwriting guidelines. At December 31, 2007, these loans totaled $103.0 million. There were approximately $1.5 million loans with LTV’s greater than 80%, or 0.07% of total loans, that were nonperforming at December 31, 2007.

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

Multifamily lending generally is considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home Savings attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations, limited liability companies, and partnerships. Home Savings requires borrowers to submit financial statements annually to enable management to monitor the loan and requires an assignment of rents from borrowers.

At December 31, 2007, loans secured by multifamily properties totaled approximately $179.5 million, or 7.9% of total loans. The largest loan had a principal balance of $11.3 million and was performing according to its terms. There were approximately $13.6 million, or 0.60% of total loans included in multifamily loans that were considered nonperforming at December 31, 2007.

Loans Secured by Nonresidential Real Estate.  Home Savings originates loans secured by nonresidential real estate including shopping centers, office buildings, hotels and motels. Home Savings’ nonresidential real estate loans have adjustable rates, terms of up to 25 years and, generally, LTVs of up to 75%. The majority of such properties are located within Home Savings’ primary lending area.

Nonresidential real estate lending generally is considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, obtaining personal guarantees by the borrower, the quality and characteristics of the income stream generated by the property and the appraisals supporting the property’s valuation.

At December 31, 2007, Home Savings’ largest loan secured by nonresidential real estate had a balance of $14.6 million and was performing according to its terms. At December 31, 2007, approximately $359.1 million, or 15.8% of Home Savings’ total loans, were secured by mortgages on nonresidential real estate, of which $13.6 million, or 0.60% of total loans were considered nonperforming.

Loans Secured by Vacant Land.  Home Savings also originates a limited number of loans secured by vacant land primarily for the construction of single-family houses. Home Savings’ land loans generally are fixed-rate loans for terms up to five years and require a LTV of 65% or less. At December 31, 2007, approximately $22.8 million, or 1.0%, of Home Savings’ total loans were land loans, a majority of which were loans to individuals intending to construct and occupy single-family residences on the properties. Nonperforming land loans totaled $3.7 million, or 0.16% of total loans, at December 31, 2007.

Construction Loans.  Home Savings originates loans for the construction of one- to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a speculative (unsold) basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. Construction loans for one- to four-family residences have LTVs at origination of up to 95%, and construction loans for multifamily and nonresidential properties have LTVs at origination of up to 80%, based on estimated value at completion, with the value of the land included as part of the owner’s equity.

At December 31, 2007, Home Savings had approximately $382.3 million, or 16.9% of its total loans, invested in construction loans, including $357.2 million in one- to four-family residential construction and approximately

$25.2 million in multifamily and nonresidential construction loans. 72.2% of Home Savings’ residential construction loans are made to builders for homes for which the builder does not have a contract with a buyer. Home Savings, however, limits the number of outstanding loans to each builder on unsold homes under construction.

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

Nonperforming construction loans at December 31, 2007, totaled $45.5 million, or 2.01% of total loans.

Consumer Loans.  Home Savings originates various types of consumer loans, including home equity loans, vehicle loans, education loans, recreational vehicle loans, marine loans, overdraft protection loans, loans to individuals secured by demand accounts, deposits and other consumer assets and unsecured loans. Consumer loans are made at fixed and adjustable rates of interest and for varying terms based on the type of loan. At December 31, 2007, Home Savings had approximately $349.4 million, or 15.4% of its total loans, invested in consumer loans.

Home Savings generally makes closed-end home equity loans in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 95% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable and fixed rates of interest. Fixed-rate home equity loans have terms of five years but can be called at any time. Rate adjustments on adjustable home equity loans are determined by adding a margin to the current prime interest rate for loans on residences of up to 80% LTV or by adding a margin to the current prime interest rate for loans on residences of up to 90% LTV to the one-year U.S. Treasury index. At December 31, 2007, approximately $234.4 million, or 67.1%, of Home Savings’ consumer loan portfolio consisted of home equity loans. Consumer loans secured by a deposit or savings account are made for up to 100% of the principal balance of the account and generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

For new automobiles, loans are originated for up to 110% of the MSRP value of the car with terms of up to 72 months, and, for used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A) retail value of the car model and a term of up to 66 months. Most automobile loans are originated indirectly by approved auto dealerships. At December 31, 2007, automobile loans totaled $31.2 million, or 8.9%, of Home Savings’ consumer loan portfolio.

Loans for recreational vehicles may be either originated or purchased by Home Savings. Recreational vehicle loans are originated for up to 85% of the selling price on new vehicles and 90% of the N.A.D.A retail value of used units with terms of up to 20 years. Loans are generally fixed for the first seven years and change to an adjustable rate loan for the remaining term. At December 31, 2007, recreational vehicle loans totaled $63.6 million, or 18.2%, of Home Savings’ consumer loan portfolio.

Nonperforming consumer loans at December 31, 2007, amounted to $4.8 million, or 0.21% of total loans.

Commercial Loans.  Home Savings makes commercial loans to businesses in its primary market area, including traditional lines of credit, revolving lines of credit, term loans and acquisition and development loans. The LTV ratios for commercial loans depend upon the nature of the underlying collateral, but generally commercial loans are made with LTVs of 70% to 80%, up to a maximum of 90%, and have adjustable interest rates. Lines of credit and revolving credits generally are priced on a floating rate basis, which is tied to the prime interest rate or U.S. Treasury bill rate. Term loans usually have adjustable rates, but can have fixed rates of interest, and have terms of one to five years.

At December 31, 2007, Home Savings had approximately $103.2 million, or 4.6% of total loans, invested in commercial loans. The majority of these loans are secured by inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings also originates unsecured commercial loans including lines of credit for periods of less than 12 months, short-term loans and, occasionally, term loans for periods of up to 36 months. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, if any. Home Savings had $59.9 million in unsecured commercial loans as of December 31, 2007. Commercial loans generally entail greater risk than real estate lending. The repayment of commercial loans typically is dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

Nonperforming commercial loans at December 31, 2007, amounted to $4.7 million, or 0.21% of total loans.

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

Each of Home Savings’ 39 offices and six loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings’ Underwriting Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by one of Home Savings’ in-house licensed appraisers or an approved independent fee appraiser. For most nonresidential real estate loans the appraisal is conducted by an outside fee appraiser whose report is reviewed by Home Savings’ chief appraiser. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Commercial, residential and nonresidential real estate loans up to $1.0 million may be approved by an authorized executive officer. Loan requests of $1.0 million to $15.0 million require the approval of the Loan Committee. All loans of $15.0 million or more require approval by three executive officers and a majority of the Board.

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

Loan Originations, Purchases and Sales.  Home Savings’ residential loans generally are made on terms and conditions and documented to conform to the secondary market guidelines for sale to the Federal Home Loan Mortgage Company (FHLMC), the Federal National Mortgage Association (FNMA) and other institutional investors in the secondary market. Education loans are sold to the Student Loan Marketing Association. Home Savings originates first mortgage loans insured by the Federal Housing Authority with the intention to sell in the secondary market. Home Savings does not originate loans guaranteed by the Veterans Administration, but it has purchased such loans as well as participation interests in such loans.

Home Savings generally retains the servicing rights on the sale of loans originated in the geographic area surrounding its full service branches. Home Savings anticipates continued participation in the secondary mortgage loan market to maintain its desired risk profile.

At December 31, 2007, Home Savings had $86.1 million of outstanding commitments to make loans, $173.1 million available to borrowers under consumer and commercial lines of credit and $40.1 million available in the OverdraftPrivledgetm program. At December 31, 2007, Home Savings had $239.7 million in undisbursed funds related to construction loans in process.

During 2003, Home Savings entered into an agreement to purchase one- to four-family construction loans from another institution. Loans purchased under this agreement earn a floating rate of interest, are guaranteed as to principal and interest by a third party and are for the purpose of constructing either pre-sold or market homes. At December 31, 2007, approximately $84.4 million was outstanding under this program. This represents a decrease of $4.5 million over the outstanding balance of $88.9 million included in net loans as of December 31, 2006. At December 31, 2007, $1.2 million of these loans, or 0.05% of total loans were nonperforming. Home Savings anticipates continuing purchases of loans under this arrangement in 2008.

Loans to One Borrower Limits.  Regulations generally limit the aggregate amount that Home Savings may lend to any one borrower to an amount equal to 15.0% of Home Savings’ unimpaired capital and unimpaired surplus (Lending Limit Capital). A savings association may lend to one borrower an additional amount not to exceed 10.0% of Lending Limit Capital if the additional amount is fully secured by certain forms of “readily marketable collateral”. Real estate is not considered “readily marketable collateral”. In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated.

Based on such limits, Home Savings could lend approximately $38.8 million to one borrower at December 31, 2007. The largest amount Home Savings had committed to one borrower at December 31, 2007, was $24.0 million, of which $17.4 million was outstanding at that time. At December 31, 2007, this unsecured commercial line of credit was performing in accordance with its terms.

Delinquent Loans, Nonperforming Assets and Classified Assets.  Home Savings attempts to maintain a high level of asset quality through sound underwriting policies and aggressive collection practices.

The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

	At December 31,
	2007			2006
			Percent of			Percent
			Net			of Net
	Number	Amount	Loans	Number	Amount	Loans
	(Dollars in thousands)

Loans delinquent for:
30-59 days	341	$41,478	1.85%	347	$32,315	1.43%
60-89 days	120	17,331	0.78	93	9,413	0.42
90 days or over	425	92,671	4.14	297	52,313	2.32

Total delinquent loans	886	$151,480	6.77%	737	$94,041	4.17%

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

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets at the dates indicated:

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Nonperforming loans:
Nonaccrual loans
Real estate loans:
One- to four-family residential	$12,708	$8,977	$6,795	$6,511	$7,121
Multifamily and nonresidential	27,201	16,569	6,368	2,880	1,315
Construction (net of loans in process) and land	48,043	20,858	4,732	1,350	1,724

Total real estate loans	87,952	46,404	17,895	10,741	10,160
Consumer	4,809	3,245	2,495	5,152	888
Commercial	4,738	2,997	3,889	4,960	1,933

Total nonaccrual loans	97,499	52,646	24,279	20,853	12,981
Restructured loans	2,342	1,385	825	1,329	1,853
Past due 90 days and still accruing	1,215	796	563	377	1,300

Total nonperforming loans	101,056	54,827	25,667	22,559	16,134
Real estate acquired through foreclosure and other repossessed assets	10,510	3,242	2,514	1,682	1,299

Total nonperforming assets	$111,566	$58,069	$28,181	$24,241	$17,433

Nonperforming loans as a percent of loans, net	4.52%	2.43%	1.22%	1.24%	1.02%
Nonperforming assets as a percent of total assets	4.04	2.15	1.11	1.06	0.84
Allowance for loan losses as a percent of nonperforming loans	31.67	30.92	61.26	70.38	93.66
Allowance for loan losses as a percent of loans, net	1.41	0.75	0.74	0.87	0.96

During 2007, interest collected on nonperforming loans and included in net income was approximately $2.7 million. During 2007, approximately $6.5 million in additional interest income would have been recorded had nonaccrual and restructured loans been accruing pursuant to contractual terms.

Nonperforming assets increased approximately $53.5 million, or 92.1%, to $111.6 million at December 31, 2007, from $58.1 million at December 31, 2006. At December 31, 2007, total nonperforming loans accounted for 4.52% of net loans receivable, compared to 2.43% at December 31, 2006. Total nonperforming assets were 4.04% of total assets as of December 31, 2007 up from 2.15% as of December 31, 2006.

Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of cost or net realizable value as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 2007, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $10.5 million and consisted of $1.8 million in single-family properties, $8.0 million secured by land and properties under construction, and $700,000 in boats, recreational vehicles, and automobiles.

In addition to the nonperforming loans identified above, other loans may be identified as having potential credit problems that result in those loans being classified by our internal loan review function. These potential problem loans, which have not exhibited the more severe weaknesses generally present in nonperforming loans, amounted to $42.5 million, net of applicable reserves, at December 31, 2007.

Allowance for Loan Losses.  Management establishes the allowance for loan losses at a level it believes adequate to absorb probable losses incurred in the loan portfolio. Management bases its determination of the adequacy of the allowance upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio, current economic conditions and results of regulatory examinations. Furthermore, in determining the level of the allowance for loan loss, management reviews and evaluates on a monthly basis the necessity of a reserve for individual loans classified by management. The specifically allocated reserve for a classified loan is determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Home Savings. Once a review is completed, the need for a specific reserve is determined by the Home Savings Asset Review Committee and allocated to the loan. Other loans not reviewed specifically by management are evaluated as a homogeneous group of loans (single-family residential mortgage loans and all consumer credit except marine loans) using the historical charge-off experience ratio calculated by type of loan. The historical charge-off experience ratio considers the homogeneous nature of the loans, the geographical lending areas involved, regulatory examination findings, specific grading systems applied and any other known factors that may impact the ratios used. Specific reserves on individual loans and historical ratios are reviewed periodically and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends or actual principal charge-offs. When evaluating the adequacy of the allowance for loan losses, consideration is given to geographic concentration and the effect changing economic conditions have on Home Savings. These estimates are particularly susceptible to changes that could result in a material adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance at beginning of period	$16,955	$15,723	$15,877	$15,111	$15,099
Provision for loan losses	28,750	4,347	3,028	9,370	3,179
Charge-offs:
Permanent real estate	(962)	(737)	(961)	(902)	(1,008)
Construction real estate	(5,924)	(320)	(35)	(114)	(1,103)
Consumer	(3,605)	(2,334)	(2,848)	(6,177)	(650)
Commercial	(3,729)	(47)	(241)	(1,867)	(579)

Total charge-offs	(14,220)	(3,438)	(4,085)	(9,060)	(3,340)

Recoveries:
Permanent real estate	10	34	51	325	93
Construction real estate	—	1	2	—	1
Consumer	509	283	848	72	41
Commercial	2	5	2	59	38

Total recoveries	521	323	903	456	173

Net charge-offs	(13,699)	(3,115)	(3,182)	(8,604)	(3,167)

Balance at end of year	$32,006	$16,955	$15,723	$15,877	$15,111

Ratio of net charge-offs to average net loans	(0.60)%	(0.14)%	(0.16)%	(0.50)%	(0.21)%

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

	At December 31,
	2007		2006		2005		2004		2003
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category to		Category to		Category to		Category to		Category to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
					(Dollars in thousands)

Permanent real estate loans	$10,285	63.18%	$5,459	61.39%	$7,152	58.33%	$7,956	62.64%	$8,607	66.12%
Construction real estate loans	12,499	16.86	3,321	18.24	2,531	21.59	2,603	19.01	2,189	17.10
Consumer loans	5,485	15.41	5,147	15.22	3,378	15.30	3,615	14.61	2,670	13.73
Commercial loans	3,737	4.55	3,028	5.15	2,662	4.78	1,703	3.74	1,645	3.05

Total	$32,006	100.00%	$16,955	100.00%	$15,723	100.00%	$15,877	100.00%	$15,111	100.00%

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

Home Savings maintains a significant portfolio of mortgage-backed securities that are issued by FNMA, GNMA and FHLMC. These governmental agencies do not permit sub-prime lending and are, therefore, rated the highest quality by a nationally recognized rating agency. Mortgage-backed securities generally entitle Home Savings to receive a portion of the cash flows from an identified pool of mortgages. Home Savings is exposed to prepayment risk and reinvestment risk to the extent that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Mortgage- related securities enable Home Savings to generate positive interest rate spreads with minimal administrative expense and reduce credit risk due to either guarantees provided by the issuer or the high credit rating of the issuer. Mortgage-related securities classified as available for sale also provide Home Savings with an additional source of liquid funds.

Butler Wick Investment Activities.  Butler Wick holds securities through two subsidiaries, Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick & Co., Inc. invests primarily in municipal securities and government agency securities for sale to clients. Butler Wick & Co., Inc.’s securities are carried at fair value with gains and losses recognized currently. Butler Wick & Co., Inc. does not make markets in equity securities.

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

The following table presents the amortized cost, fair value, and weighted average yield of securities at December 31, 2007 by maturity:

	At December 31, 2007
	No Stated				After One Year through		Five Years through
	Maturity		One Year or Less		Five Years		Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
			(Dollars in thousands)

Securities:
U.S Government agencies and corporations	$—	—%	$22,421	4.00%	$19,136	4.85%	$42,619	5.21%
Mortgage-related securities	—	—	47	7.86	64	7.68	987	6.18
Other securities(a)	2,337	1.38	—	—	—	—	—	—

Total securities	$2,337	1.38%	$22,468	4.01%	$19,200	4.86%	$43,606	5.23%

	At December 31, 2007
	After Ten Years		Total
	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Value
	(Dollars in thousands)

Securities:
U.S. Government agencies and corporations	$—	—%	$84,716	4.81%	$84,388
Mortgage-related securities	151,669	5.13	152,767	5.14	153,301
Other securities(a)	5,000	5.93	7,337	4.48	7,064

Total securities	$156,669	5.16%	$244,820	5.00%	$244,753

(a)	Yield on equity securities only; mutual funds excluded

SOURCES OF FUNDS

General.  Deposits traditionally have been the primary source of Home Savings’ funds for use in lending and other investment activities. In addition to deposits, Home Savings derives funds from interest payments and principal repayments on loans and income on other earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions. Home Savings also may borrow from the FHLB, use repurchase agreements as well as other suitable lenders, as a source of funds.

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

	At December 31, 2007			For the Year Ended December 31, 2007
		Percent	Weighted		Percent	Weighted
		of Total	Average		of Average	Average
	Amount	Deposits	Rate	Average Balance	Deposits	Rate
	(Dollars in thousands)

Noninterest bearing demand	$106,449	5.68%	—%	$103,268	5.70%	—%
Checking and money market accounts	422,731	22.54	3.47	397,290	21.93	3.50
Savings accounts	175,464	9.36	0.41	185,949	10.26	0.41
Certificates of deposit	1,170,562	62.42	4.83	1,125,117	62.11	4.74

Total deposits	$1,875,206	100.00%	3.84%	$1,811,624	100.00%	3.75%

	For the Year Ended December 31, 2006			For the Year Ended December 31, 2005
		Percent	Weighted		Percent	Weighted
		of Average	Average		of Average	Average
	Average Balance	Deposits	Rate	Average Balance	Deposits	Rate
	(Dollars in thousands)

Noninterest bearing demand	$96,067	5.47%	—%	$89,483	5.64%	—%
Checking and money market accounts	330,856	18.83	3.04	269,652	17.00	1.20
Savings accounts	218,590	12.44	0.41	287,714	18.15	0.42
Certificates of deposit	1,111,602	63.26	4.29	938,957	59.21	3.57

Total deposits	$1,757,115	100.00%	3.34%	$1,585,806	100.00%	2.39%

The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2007:

		Over	Over
	Up to	1 Year to	2 Years to
Rate	One Year	2 Years	3 Years	Thereafter	Total
	(Dollars in thousands)

2.00% or less	$3,247	$880	$94	$107	$4,328
2.01% to 4.00%	57,096	14,003	5,347	100	76,546
4.01% to 6.00%	895,890	55,514	64,333	73,933	1,089,670
Greater than 6.00%	18	—	—	—	18

Total certificates of deposit	$956,251	$70,397	$69,774	$74,140	$1,170,562

Percent of total certificates of deposit	81.69%	6.02%	5.96%	6.33%	100.00%

At December 31, 2007, approximately $956.3 million of Home Savings’ certificates of deposit will mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $177.4 million are available from the FHLB as well as the use repurchase agreements or brokered deposits.

The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2007:

Maturity	Amount
(Dollars in thousands)

Three months or less	$58,685
Over 3 months to 6 months	62,268
Over 6 months to 12 months	97,000
Over 12 months	52,157

Total	$270,110

Based on past experience, management believes that a substantial percentage of the above certificates will be renewed with Home Savings at maturity.

The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)

Beginning balance	$1,822,935	$1,681,844
Net (decrease) increase in deposits	(11,353)	81,914

Net deposits before interest credited	1,811,582	1,763,758
Interest credited	63,624	59,177

Ending balance	$1,875,206	$1,822,935

Net increase	$52,271	$141,091

Percent increase	2.87%	8.39%

Borrowings.  The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, it will be eligible for 100% of the advances available. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2007, Home Savings was in compliance with the QTL test. Home Savings may borrow up to $614.7 million from the FHLB, and had $437.3 million in outstanding advances at December 31, 2007. Of the $437.3 million, one advance totaling $10.0 million is callable quarterly and matures in February 2009.

Butler Wick has a margin account at United Community’s clearing firm. The margin account is fully collateralized by marketable securities owned by Butler Wick, held by the clearing firm, and can be repaid at any time.

United Community has a Credit Agreement with JP Morgan Chase Bank, N.A., dated September 12, 2005, as amended on July 18, 2007 (the “Credit Agreement”). The Credit Agreement provided United Community with an approved line of credit of up to $40.0 million, of which United Community has borrowed $36.3 million. All borrowings under the Credit Agreement are due on August 31, 2008.

The Credit Agreement sets forth several covenants with which United Community must comply, including a covenant that United Community and its subsidiaries shall maintain at the end of each fiscal quarter a “Consolidated Non-Performing Asset Ratio” of not greater than 4.50%. The term “Consolidated Non-Performing Asset Ratio” means the ratio of the sum of “Non-Performing Assets” plus “OREO”, to the sum of “Total Loans” plus “OREO”. As used in the Credit Agreement, “Non-Performing Assets” means the sum of all loans classified as past due 90 days or more and still accruing interest, all loans classified as non-accrual and no longer accruing interest, all loans classified as restructured loans and leases and all other non-performing loans. As of December 31, 2007, Home

Savings’ Consolidated Non-Performing Asset Ratio was 4.74%. United Community sought a waiver of the covenant default, but was advised by JP Morgan Chase that a waiver would not be granted.

The covenant violation constitutes an “Event of Default” under the Credit Agreement. When an Event of Default occurs, JP Morgan Chase may do any of the following (1) cease permitting United Community to borrow further under the line of credit, (2) terminate any outstanding commitment, (3) declare the amounts outstanding under the Credit Agreement immediately due and payable without notice of acceleration, intention to accelerate, presentment and demand or protest or notice of any kind, (4) exercise all rights of setoff, (5) institute a default interest rate, or (6) exercise any other rights it may have at law, in equity or otherwise. JP Morgan Chase sent United Community written notification that United Community could not borrow further funds and that it was now instituting a default rate of interest equal to one month LIBOR plus 5.25%.

On March 28, 2008, United Community and JP Morgan Chase entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provides, among other things, that JP Morgan Chase waives all existing defaults under the credit agreement, the line of credit will not exceed $36.6 million, and United Community and its subsidiaries shall maintain at the end of each fiscal quarter beginning on March 31, 2008 a Consolidated Non-Performing Assets Ratio of not greater than 6.50%.

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

Butler Wick offers retail brokerage, asset management, and trust services to clients primarily in northeastern Ohio and western Pennsylvania. In each of these businesses, Butler Wick competes with both regional and national firms. As a fully-disclosed broker, Butler Wick competes based on personal service rather than price. Butler Wick Trust Company is the only locally owned and managed financial services provider.

EMPLOYEES

At December 31, 2007, Home Savings and Butler Wick had 609 and 198 full-time equivalent employees, respectively. Home Savings and Butler Wick believe that relations with their employees are good. Home Savings offers health, life, and disability benefits, a 401(k) plan, and an employee stock ownership plan for its employees. Butler Wick offers health, life, and disability benefits, a 401(k) plan, and a profit sharing plan to its employees.

REGULATION

United Community is a unitary thrift holding company within the meaning of the Home Owners Loan Act, as amended (HOLA), and is subject to regulation, examination, and oversight by the OTS, although there generally are no restrictions on the activities of United Community unless the OTS determines that there is reasonable cause to believe that an activity constitutes a serious risk to the financial safety, soundness, or stability of Home Savings. Home Savings is subject to regulation, examination, and oversight by the Division and the FDIC, and it also is subject to certain provisions of the Federal Reserve Act. Butler Wick is subject to regulation, examination and oversight by the SEC and FINRA and the Division. United Community, Home Savings and Butler Wick are also subject to the provisions of the Ohio Revised Code applicable to corporations generally, including laws that restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

The OTS, the FDIC, the Division, the SEC and the FINRA each have various powers to initiate supervisory measures or formal enforcement actions if United Community or the subsidiary they regulate does not comply with applicable regulations. If the grounds provided by law exist, the FDIC or the Division may place Home Savings in conservatorship or receivership. Home Savings also is subject to regulatory oversight under various consumer protection and fair lending laws that govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of Home Savings to open a new branch or engage in a merger.

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

Federal Reserve Board regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily checking accounts) up to $43.9 million (subject to an exemption of up to $9.3 million), and of 10% of net transaction accounts in excess of $43.9 million. At December 31, 2007, Home Savings was in compliance with its reserve requirements.

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

We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common shares. The payment of dividends by Home Savings and Butler Wick is subject to certain regulatory restrictions. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and Home Savings’ earnings, capital requirements, financial condition and other factors. Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our shareholders, there can be no assurance that dividend payments will continue or increase in the future.

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

We have entered into an agreement to acquire PVF Capital Corp. and we may acquire other financial institutions in the future. Also, we may engage in de novo branch expansion or consider and enter into new lines of business or offer new products or services. We may incur substantial costs to expand, and we can give no assurance such expansion will result in the levels of profits we seek. Also, we may issue equity securities in connection with future acquisitions, including the acquisition of PVF Capital Corp., which would dilute current shareholders’ ownership interests.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going process of assessment of the quality of the credit already extended. However, conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may increase our credit risk. Such changes in the economy may have a negative impact on the ability of borrowers to repay their loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of our collateral. In addition, substantial portions of our loans are to individuals and businesses in Ohio where foreclosure rates are among the highest in the nation. Consequently, any further decline in the state’s economy could have a materially adverse effect on our financial condition and results of operations.

Over the last year, United Community has experienced a significant increase in the amount of impaired loans in its construction loan portfolio. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect both the contractual interest payments and the contractual principal payments, as scheduled in the loan agreement. Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. In the event a default on a construction loan occurs and foreclosure follows, we may need to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

Material breaches in security of our systems may have a significant effect on our business.

United Community collects, processes and stores sensitive customer data by using computer systems and telecommunication networks operated by the Company and its service providers. The Company has security, backup and recovery systems in place and a comprehensive business continuity plan to ensure the systems will not be inoperable. United Community also has security in place to prevent unauthorized access to the system. Third party service providers are required to maintain similar controls. United Community cannot be certain the measures will be successful to prevent a security breach. If such a breach occurs, the Company may lose customer’s confidence and, therefore, lose their business.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Home Savings owns its corporate headquarters building located in Youngstown, Ohio. Of Home Savings’ 39 branch offices, 32 are owned and the remaining offices are leased. Loan origination offices are leased under long-term lease agreements. Butler Wick leases its corporate headquarters located in Youngstown, Ohio under a long-term lease agreement. Its branch office locations are also leased under long-term lease agreements. The information contained in Note 6 “Premises and Equipment” to the consolidated financial statements is incorporated herein by reference.

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

There were 37,804,457 common shares of United Community stock issued and 30,051,773 shares outstanding and held by approximately 10,539 record holders as of February 29, 2008. United Community’s common shares are traded on The Nasdaq Stock Market® under the symbol “UCFC”. Quarterly stock prices and dividends declared are shown in the following table.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007
High	$12.49	$11.08	$10.21	$7.65
Low	10.39	9.98	6.44	5.30
Dividends declared and paid	.095	.095	.095	.095
2006
High	$13.13	$12.48	$13.22	$13.30
Low	11.38	11.06	11.25	12.00
Dividends declared and paid	.09	.09	.09	.09

The payment of dividends by United Community is limited by the ability of Home Savings and Butler Wick to pay dividends to United Community. See the discussion of these limits in Note 13 to the consolidated financial statements.

United Community did not repurchase any shares during the fourth quarter of 2007.

Performance Graph

The following graph compares the cumulative total return on UCFC’s common shares since December 31, 2002, with the total return of an index of companies whose shares are traded on The Nasdaq Stock Market and an index of publicly traded thrift institutions and thrift holding companies. The graph assumes that $100 was invested in UCFC shares on December 31, 2002.

United Community Financial Corp
Total Return Performance

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
United Community Financial Corp.	100.00	136.09	137.01	148.86	158.84	75.10

NASDAQ Composite	100.00	150.01	162.89	165.13	180.85	198.60

SNL Thrift	100.00	141.57	157.73	163.29	190.35	114.19

Item 6.	Selected Financial Data

	At December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Selected financial condition data:
Total assets	$2,760,039	$2,703,545	$2,528,850	$2,287,788	$2,073,833
Cash and cash equivalents	37,363	35,637	37,545	40,281	81,155
Securities:
Trading, at fair value	5,064	10,786	10,812	32,316	15,600
Available for sale, at fair value	244,753	237,531	201,870	198,404	227,525
Loans held for sale	87,236	26,960	29,109	59,099	37,715
Loans, net	2,236,988	2,253,559	2,097,433	1,815,976	1,576,494
Federal Home Loan Bank stock, at cost	25,432	25,432	24,006	22,842	21,924
Cash surrender value of life insurance	24,053	23,137	22,260	21,406	20,496
Deposits	1,875,206	1,822,935	1,681,844	1,522,952	1,423,698
Borrowed funds	586,786	563,764	550,763	483,503	338,463
Total shareholders’ equity	269,714	281,333	264,735	252,352	279,836

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)

Summary of earnings:
Interest income	$169,950	$165,430	$136,052	$113,441	$111,663
Interest expense	96,448	84,428	57,296	40,378	40,252

Net interest income	73,502	81,002	78,756	73,063	71,411
Provision for loan losses	28,750	4,347	3,028	9,370	3,179

Net interest income after provision for loan losses	44,752	76,655	75,728	63,693	68,232
Non-interest income	46,900	40,274	38,260	36,109	40,845
Non-interest expenses	85,328	79,818	78,881	72,834	73,572

Income before income taxes	6,324	37,111	35,107	26,968	35,505
Income taxes	2,191	13,000	11,910	9,103	12,565
Net income	$4,133	$24,111	$23,197	$17,865	$22,940

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003

Selected financial ratios and other data:
Performance ratios:
Return on average assets(1)	0.15%	0.92%	0.96%	0.83%	1.15%
Return on average shareholders’ equity(2)	1.44	8.72	8.89	7.01	8.27
Interest rate spread(3)	2.39	2.83	3.15	3.34	3.51
Net interest margin(4)	2.85	3.26	3.47	3.60	3.81
Non-interest expense to average assets	3.13	3.04	3.27	3.37	3.70
Efficiency ratio(5)	69.96	65.33	67.00	65.87	65.29
Average interest earning assets to average interest bearing liabilities	112.28	112.41	112.41	113.16	114.24
Capital ratios:
Average equity to average assets	10.56	10.53	10.83	11.78	13.95
Shareholders’ equity to assets at year end	9.77	10.41	10.47	11.03	13.49
Tier 1 leverage ratio	7.47	7.68	8.36	8.36	8.22
Tier 1 risk-based capital ratio	9.26	9.49	10.08	9.92	9.64
Total risk-based capital ratio	11.88	11.70	10.86	10.79	10.56
Asset quality ratios:
Nonperforming loans to loans, net(6)	4.52	2.43	1.22	1.24	1.02
Nonperforming assets to total assets at year end(7)	4.04	2.15	1.11	1.06	0.84
Allowance for loan losses as a percent of loans	1.41	0.75	0.74	0.87	0.96
Allowance for loan losses as a percent of nonperforming loans(6)	31.67	30.92	61.26	70.38	93.66
Number of:
Loans	44,842	46,333	43,630	41,690	37,668
Deposits	187,132	189,588	183,565	173,997	169,920
Per share data:
Basic earnings(8)	$0.14	$0.83	$0.81	$0.61	$0.73
Diluted earnings(8)	0.14	0.82	0.80	0.60	0.72
Book value(9)	8.97	9.08	8.52	8.09	8.21
Dividend per share	0.38	0.36	0.33	0.30	0.30
Dividend payout ratio(10)	271.43%	43.90%	41.25%	50.00%	41.67%

(1)	Net income divided by average total assets.

(2)	Net income divided by average total equity.

(3)	Difference between weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities.

(4)	Net interest income as a percentage of average interest earning assets.

(5)	Non-interest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and non-interest income, excluding gains and losses on securities and other.

(6)	Nonperforming loans consist of loans ninety days past due, loans less then ninety days past due and not accruing and restructured loans.

(7)	Nonperforming assets consist of nonperforming loans and real estate acquired in settlement of loans and other repossessed assets.

(8)	Net income divided by average number of basic or diluted shares outstanding.

(9)	Shareholders’ equity divided by number of shares outstanding.

(10)	Historical per share dividends declared and paid for the year divided by the diluted earnings per share for the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Changes in Financial Condition

Total assets increased $56.5 million, or 2.1%, from $2.7 billion at December 31, 2006 to $2.8 billion at December 31, 2007. The net change in assets consisted of increases of $60.3 million in net loans held for sale, $7.2 million in available for sale securities, $2.3 million in premises and equipment and $7.3 million in real estate owned and other repossessed assets. These increases were offset partially by decreases of $16.6 million in net loans and $5.7 million in trading securities. Total liabilities increased $68.1 million, or 2.8%, primarily as a result of increases of $48.3 million in interest bearing deposits, $51.0 million in repurchase agreements and other borrowings, $5.0 million in accrued interest payable and $3.9 million in non-interest bearing deposits partially offset by a $28.0 million reduction in FHLB advances.

Funds not currently utilized for general corporate purposes are invested in overnight funds and securities. Cash and cash equivalents increased $1.7 million, or 4.8%, to $37.4 million at December 31, 2007, compared to $35.6 million at December 31, 2006.

Trading securities decreased $5.7 million from December 31, 2006 to December 31, 2007 resulting from a change in investments in Butler Wick’s trading portfolio. Additionally, trading securities held by United Community for the Butler Wick Retention Plan decreased as the fourth annual payout of retention plan assets in the amount of $304,000 occurred in August 2007. One final installment remains in this plan. Refer to note 15 of the consolidated financial statements for further discussion of the retention plan.

Available for sale securities increased $7.2 million during 2007 as a result of purchases of $80.5 million offset by paydowns and maturities of $63.7 million and sales of $11.9 million. The majority of United Community’s available for sale portfolio is held by Home Savings.

Net loans decreased $16.6 million, or 0.7%, to $2.2 billion at December 31, 2007, compared to $2.3 billion at December 31, 2006. Home Savings had decreases of $31.8 million in construction loans and $13.7 million in commercial loans. Also affecting the decline was management’s decision to prepare for sale certain one-to four-family residential mortgage loans aggregating $76.5 million which were moved to loans held for sale at December 31, 2007. The proposed sale was considered for several reasons. First, the loans identified for sale in this transaction were 30-year fixed rate loans that had a weighted average coupon of 6.36%. United Community’s outlook for interest rates in 2008 was for continued falling rates which would create prepayment risk in this pool of loans. The sale would alleviate this interest rate risk while also freeing capital and liquidity. These decreases were offset by increases in permanent real estate loans of $38.8 million and consumer loans of $3.8 million. The change in permanent real estate loans was primarily attributable to increases in multifamily and non-residential real estate lending. Non-residential real estate lending generally is considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Consumer lending also can involve a higher degree of risk than residential real estate lending as collateral for consumer loans can decline in value more quickly than real estate collateral. See Note 4 to the consolidated financial statements for additional information regarding the composition of net loans.

Loans held for sale were $87.2 million at December 31, 2007, compared to $27.0 million at December 31, 2006. Contributing to the increase was the designation of $76.5 million of one-to four-family residential mortgage loans as held for sale, as mentioned above. Home Savings sold these loans in February, 2008 with a gain of $1.5 million. The Company sells other loans as part of its risk management strategy and anticipates doing so in the future. Home Savings purchases other loans, both for its portfolio and to be sold in the secondary market.

For residential real estate lending, customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit for up to 15% of the appraised value without having to purchase mortgage insurance. In addition, the Company offers a first-time homebuyers product that permits a 95% loan-to-value and has no mortgage insurance requirement. At December 31, 2007, loans to first-time homebuyers with an original loan-to-value of 95% aggregated $24.6 million. The Company does not offer products where customers may pay a monthly amount that is less than the interest expense incurred on the loan. Further, the Company does not offer loan products where customers may qualify for the loan based on their ability to pay a minimum payment, even though the customers will be required to pay a significantly higher monthly payment in future periods unless the mortgage is prepaid. Interest only loans are originated for sale only.

The allowance for loan losses increased to $32.0 million at December 31, 2007, from $17.0 million at December 31, 2006. The allowance for loan losses is monitored closely and may increase or decrease depending on a variety of factors such as levels and trends of delinquencies, chargeoffs and recoveries, non-performing loans, and potential risk in the portfolios. Management has developed and maintains an appropriate, systematic and consistently applied process to determine the amount of allowance and provision for loan losses. The principal reasons for the increase in the allowance are the 84% increase in nonperforming loans during 2007, and the level of performing loans that were classified at December 31, 2007. The allowance for loan losses as a percentage of net loans (coverage ratio) was 1.41% at December 31, 2007, compared to 0.75% at December 31, 2006. See Note 4 to the financial statements for a summary of the allowance for loan losses. The following table summarizes the trend in the allowance for loan losses for 2007.

	Allowance for Loan Losses
	December 31,				December 31,
Real Estate Loans	2006	Provision	Recovery	Chargeoff	2007
	(In thousands)

Permanent
One-to four-family	$2,234	$1,385	$10	$(826)	$2,803
Multifamily residential	818	1,617	—	(70)	2,365
Nonresidential	2,256	2,299	—	(67)	4,488
Land	151	478	—	—	629

Total	5,459	5,779	10	(963)	10,285

Construction Loans
One-to four-family residential	3,092	14,723	—	(5,923)	11,892
Multifamily and nonresidential	229	378	—	—	607

Total	3,321	15,101	—	(5,923)	12,499

Consumer Loans
Home Equity	1,046	441	18	(245)	1,260
Auto	510	16	24	(103)	447
Marine	991	1,832	57	(1,412)	1,468
Recreational vehicle	1,888	1,175	7	(1,020)	2,050
Other	712	(30)	403	(825)	260

Total	5,147	3,434	509	(3,605)	5,485

Commercial Loans
Secured	1,936	3,122	—	(2,683)	2,375
Unsecured	1,092	1,314	2	(1,046)	1,362

Total	3,028	4,436	2	(3,729)	3,737

Total Allowance	$16,955	$28,750	$521	$(14,220)	$32,006

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. An insignificant delay or insignificant shortfall in amount of payments does not require application of this definition. A loan is not impaired during a period of delay in payment if the Company expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.

The total outstanding balance of all impaired loans was $84.4 million at December 31, 2007 as compared to $42.5 million at December 31, 2006. The change in impaired loans during the period consisted of increases in commercial real estate loans totaling $13.9 million, and construction loans aggregating $37.6 million. Also included in the increase are commercial non-real estate loans totaling $2.7 million and four boat loans approximating $861,000. The total of these additional impaired loans was partially offset by a decrease in formerly impaired commercial loans totaling $13.2 million. The schedule below summarizes impaired loans for 2007.

	Impaired Loans
	December 31,	December 31,
	2007	2006	Change
	(In thousands)

Real Estate Loans Permanent
One-to four-family	$2,681	$794	$1,887
Multifamily residential	13,604	2,642	10,962
Nonresidential	13,597	13,927	(303)
Land	3,700	6,699	(2,999)

Total	33,582	24,062	9,520

Construction Loans
One-to four-family residential	43,518	11,698	31,820
Multifamily and nonresidential	825	2,533	(1,708)

Total	44,343	14,231	30,112

Consumer Loans
Home Equity	—	—	—
Auto	—	—	—
Marine	1,714	1,377	337
Recreational vehicle	—	—	—
Other	—	—	—

Total	1,714	1,377	337

Commercial Loans
Secured	4,554	2,282	2,272
Unsecured	184	594	(410)

Total	4,738	2,876	1,862

Total Impaired Loans	$84,377	$42,546	$41,831

Non-performing loans consist of loans past due 90 days or more and on a non-accrual status, past due 90 days or more and still accruing, past due less than 90 days and on a non-accrual status and restructured loans. Non-performing loans increased $46.3 million from $54.8 million at December 31, 2006 to $101.1 million at December 31, 2007. The change occurred primarily in the construction loan and commercial real estate segments of the portfolio. The schedule below summarizes the change in nonperforming loans for 2007.

	Nonperforming Loans
	December 31,	December 31,		2007 Interest
	2007	2006	Change	Foregone
	(In thousands)

Real Estate Loans
Permanent
One-to four-family	$12,752	$8,976	$3,776	$342
Multifamily residential	13,604	2,642	10,962	565
Nonresidential	13,597	13,941	(344)	1,166
Land	3,700	6,699	(2,999)	527

Total	43,653	32,258	11,395	2,600

Construction Loans
One-to four-family residential	44,680	11,853	32,827	3,269
Multifamily and nonresidential	825	2,533	(1,708)	(39)

Total	45,505	14,386	31,119	3,230

Consumer Loans
Home Equity	2,454	1,374	1,080	76
Auto	211	252	(41)	2
Marine	1,714	1,383	331	60
Recreational vehicle	376	540	(164)	5
Other	64	252	(188)	1

Total	4,819	3,801	1,018	144

Commercial Loans
Secured	4,554	2,380	2,174	511
Unsecured	184	617	(433)	(23)

Total	4,738	2,997	1,741	488

Restructured Loans	2,341	1,385	956	—

Total Nonperforming Loans	$101,056	$54,827	$46,229	$6,462

The $32.8 million increase in nonperforming one-to four-family residential construction loans is primarily made up of the following three relationships that total $28.0 million:

•	A $10.0 million relationship with two related companies to acquire, develop, and build out a 30-acre tract plus scattered site lots in the Columbus, Ohio area. The Company’s cash flow ceased following successive deaths in executive management. The Company holds judgments against the borrowers and is pursuing guarantors. A receiver has been appointed. One-third of the assets pledged to the Company are in contract for sale and the Company expects third-party sales or for the Company to take ownership of the remaining assets in the second quarter 2008.

•	A second relationship totaling $9.8 million is located in the Pittsburgh, Pennsylvania area. The two loans comprising the relationship were to acquire and develop a 169-acre tract. The borrower and guarantors claim insolvency at this time. Currently the Company seeks a deed in lieu of foreclosure. In the event such is not received, foreclosure proceedings will commence. In addition, the Company has obtained judgments against the debtor companies and guarantors of those debts. In addition the Company is working with an engineering company, an energy company and developers to determine the feasibility and cost of development, and the cost/benefit of mining certain natural resources present on the property.

•	A third project is located in the Springboro, Ohio area. This relationship, totaling $8.3 million, contemplated the acquisition and development of 195 acres of raw land and construction of single-family residences and condominiums. The borrowers and guarantors claim to be insolvent. The Company obtained a judgment against the borrowers and guarantors, and secured judgment liens against the borrowers’, and the guarantors’, collateral and other assets.

The $11.0 million increase in nonperforming multifamily real estate loans is primarily a result of the following lending relationships that total $10.1 million:

•	A $4.7 million relationship consists of two loans secured by a 98-unit apartment complex and a 22-unit apartment complex in Wooster, Ohio. The cause of the nonperforming status is due to increased vacancy and the death of the owners. The borrower has initiated bankruptcy proceedings, which has caused a delay in the sale of the larger complex. The sale of the larger complex is expected in the second quarter of 2008. The Company anticipates minimal loss with the sale transaction, which has been reserved. The smaller complex remains for sale, but there are interested parties at this time.

•	A $5.4 million relationship consists of three loans all secured by a newly constructed 50-unit senior living complex in Mentor, Ohio. The cause of the nonperforming status is fewer leases were obtained than expected. This was further compounded by the downturn in the housing market as tenants have had difficulty in selling primary residences prior to moving into the complex.

The Company continues to experience increases in nonperforming loans due primarily to rapidly changing conditions in the current environment. Nonperforming loans at February 29, 2008 were $109.1 million, compared to $101.1 million at December 31, 2007. Real estate owned and other repossessed assets at February 29, 2008 were $8.3 million, compared to $10.5 million at December 31, 2007.

Federal Home Loan Bank stock remained unchanged at $25.4 million at December 31, 2007, compared to December 31, 2006. The quarterly dividend payments received by Home Savings were paid in cash. In prior years, these dividends were usually paid in the form of shares of the FHLB.

Premises and equipment increased $2.3 million from $25.2 million at December 31, 2006 to $27.5 million at December 31, 2007. The primary cause of this change was the completion of two new Home Savings branches and other remodeling projects undertaken in 2007 to update the lobby and entrance-way to the corporate headquarters to better serve customers needs.

Accrued interest receivable decreased $626,000, or 4.6%, to $13.1 million at December 31, 2007, compared to $13.7 million at December 31, 2006. Home Savings had increases of accrued interest due from mortgage loans of $3.6 million and commercial loans of $2.4 million, which were more than offset by reserves for uncollected interest on mortgage loans of $3.9 million and commercial loans of $2.5 million. The increase in the reserves for uncollected interest is affected directly by the increase in loans on non-accrual status.

Home Savings has an investment in bank-owned life insurance, which is insurance on the lives of certain employees where Home Savings is the beneficiary. Bank-owned life insurance provides a long-term asset to offset long-term benefit obligations, while generating competitive investment yields. Home Savings recognized $917,000 as other non-interest income based on the cash value of the policies in 2007 and $877,000 in 2006. The increase in the cash value of the policies is tax exempt and any death benefit proceeds received by Home Savings are tax-free.

Other assets decreased $79,000 during 2007. The decrease is a result primarily of a decrease in deferred tax assets at Home Savings of $1.2 million and a decrease in deferred mortgage servicing rights of $763,000 offset by an increase in receivables due from brokers/dealers at Butler Wick of $1.6 million and in prepaid service contracts at Home Savings of $317,000.

Total deposits increased $52.3 million, or 2.9%, from $1.8 billion at December 31, 2006 to $1.9 billion at December 31, 2007, primarily as a result of an increase in certificates of deposit of $16.4 million and an increase in money market demand accounts of $51.9 million. This increase was offset by a decrease of $19.9 million in savings accounts. The change in certificates of deposit is attributable to a decline in retail certificates of deposit of $23.4 million, offset by an increase in brokered certificates of deposit of $39.8 million. In the fourth quarter of 2007 Home Savings utilized the services of an investment broker to attract brokered certificates of deposit. These deposits were utilized as a less expensive funding source. In addition, core deposit rates were kept at historically low levels which led to some migration into certificates of deposit. Management continually evaluates many variables when pricing deposits, including cash requirements, liquidity targets, asset acquisition, liability mix and interest rate risk.

Funds needed in excess of deposit growth are borrowed in the normal course of business. Home Savings has an established credit relationship with the Federal Home Loan Bank of Cincinnati under which Home Savings can borrow up to $614.7 million. Of the total borrowing capacity at the Federal Home Loan Bank, Home Savings has outstanding advances of $437.3 million at December 31, 2007, which is a decrease of $28.0 million compared to December 31, 2006. These borrowings are collateralized primarily by one- to four-family residential mortgage loans.

Repurchase agreements and other borrowings also are utilized by United Community. Repurchase agreements used for general corporate purposes have increased $30.0 million, to $90.0 million at December 31, 2007, as a result of Home Savings taking advantage of lower interest rates on this type of borrowing compared to Federal Home Loan Bank advances. Home Savings also offers a sweep product to certain customers that are collateralized by investment securities. This type of borrowing offers customers of Home Savings a higher rate of return than what would be offered within deposit product offerings. These funds are not deposit accounts and are not insured by the FDIC. Growth in those accounts of $3.9 million also contributed to the increase. United Community continually evaluates funding alternatives and may borrow additional funds in 2008 to satisfy funding requirements.

Included in repurchase agreements and other borrowings is a Credit Agreement between JP Morgan Chase Bank, N.A., and United Community, dated September 12, 2005, as amended on July 18, 2007 (the “Credit Agreement”). The Credit Agreement provided United Community with a line of credit of up to $40.0 million, of which United Community has borrowed $36.3 million. All borrowings under the Credit Agreement are due on August 31, 2008.

The Credit Agreement sets forth several covenants with which United Community must comply, including a covenant that United Community and its subsidiaries shall maintain at the end of each fiscal quarter a “Consolidated Non-Performing Asset Ratio” of not greater than 4.50%. The term “Consolidated Non-Performing Asset Ratio” means the ratio of the sum of “Non-Performing Assets” plus “OREO”, to the sum of “Total Loans” plus “OREO”. As used in the Credit Agreement, “Non-Performing Assets” means the sum of all loans classified as past due 90 days or more and still accruing interest, all loans classified as non-accrual and no longer accruing interest, all loans classified as restructured loans and leases and all other non-performing loans. As of December 31, 2007, Home Savings’ Consolidated Non-Performing Asset Ratio was 4.74%. United Community sought a waiver of the covenant default, but was advised by JP Morgan Chase that a waiver would not be granted.

The covenant violation constitutes an “Event of Default” under the Credit Agreement. When an Event of Default occurs, JP Morgan Chase may do any of the following (1) cease permitting United Community to borrow further under the line of credit, (2) terminate any outstanding commitment, (3) declare the amounts outstanding under the Credit Agreement immediately due and payable without notice of acceleration, intention to accelerate, presentment and demand or protest or notice of any kind, (4) exercise all rights of setoff, (5) institute a default interest rate, or (6) exercise any other rights it may have at law, in equity or otherwise. JP Morgan Chase sent United Community written notification that United Community could not borrow further funds and that it was now instituting a default rate of interest equal to one month LIBOR plus 5.25%.

On March 28, 2008, United Community and JP Morgan Chase entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provides, among other things, that JP Morgan Chase waives all existing defaults under the credit agreement, the line of credit will not exceed $36.6 million, and United Community and its subsidiaries shall maintain at the end of each fiscal quarter beginning on March 31, 2008 a Consolidated Non-Performing Assets Ratio of not greater than 6.50%.

Accrued interest payable increased during 2007 as a result of a net increase in the borrowings mentioned above.

Total shareholders’ equity decreased $11.6 million, or 4.1%, from December 31, 2006 to December 31, 2007. The decrease was primarily due to net income of $4.1 million and a change in accumulated other comprehensive income of $2.0 million, which was more than offset by dividends of $10.8 million paid to shareholders during the year and treasury stock purchases of $9.7 million. Accumulated other comprehensive income changed as a result of the change in market value of available for sale securities at December 31, 2007 compared to December 31, 2006 and the effect of the recognition of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other

Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) . Refer to note 16 for a further discussion of the effect this pronouncement had on the Company’s financial statements. Book value per share and tangible book value per share were $8.97 and $7.81, respectively, as of December 31, 2007. Book value per share and tangible book value per share were $9.08 and $7.95, respectively, as of December 31, 2006.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

Net Income — Net income for the year ended December 31, 2007 was $4.1 million, compared to $24.1 million for the year ended December 31, 2006. This change was due primarily to increases in the provision for loan losses of $24.4 million, interest expense of $12.0 million, and non-interest expense of $5.5 million. These increases were only partially offset by an increase in interest income of $4.5 million and an increase in non-interest income of $6.6 million.

Net Interest Income— Net interest income for the twelve months ended December 31, 2007, was $73.5 million compared to $81.0 million for the same period last year. Interest income increased $4.5 million for the year 2007 compared to the year 2006, despite the increase in nonperforming loans, as mentioned above. The change in interest income was primarily due to an increase in income on net loans of $3.2 million as a result of an increase of $82.4 million in the average balance of outstanding loans. Interest earned on available for sale securities increased $2.6 million as the average balance of those assets grew by $32.7 million and the yield earned on those securities increased 48 basis points. Partially offsetting these increases was a decrease in interest earned on margin accounts of $1.1 million. In the third quarter of 2006, management of Butler Wick decided to outsource the clearing function in an effort to increase efficiency in the investment services business segment. The decrease in margin account interest is a direct result of the outsourcing of this function.

Total interest expense increased $12.0 million for the year ended December 31, 2007, as compared to 2006. The increase was due primarily to increases in interest expense on deposits of $9.4 million, repurchase agreements and other borrowings of $2.4 million and Federal Home Loan Bank advances of $247,000.

The primary reason for the rise in interest expense on deposits was an increase in interest paid on certificates of deposit, which was $5.7 million greater in the year 2007 compared to 2006. Additionally, interest expense on NOW and money market accounts was $3.8 million higher in 2007 compared to 2006. Home Savings had an increase in the average balance of certificates of deposit of $13.5 million as well as an increase of 45 basis points paid on those deposits. The average balance of NOW and money market accounts increased $66.4 million and the rate paid on those deposits increased 46 basis points. The increase in interest expense on Federal Home Loan Bank advances was due to an increase in the cost of those funds of nine basis points. Interest expense on repurchase agreements and other borrowed funds increased as a result of an increase in the average balance and an increase of 46 basis points paid for those funds.

Provision for Loan Losses — A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio, prior loan loss experience and results of regulatory examinations. The provision for loan losses was $28.8 million, an increase of $24.4 million, for the year ended December 31, 2007, compared to the year ended December 31, 2006. Management’s analysis of the loan portfolio led to an increased allocation of $5.8 million to the permanent real estate portfolio, $15.1 million to the construction loan portfolio, $3.4 million to the consumer loan portfolio and $4.4 million to the commercial portfolio. Net loan chargeoffs for the year ended December 31, 2007 were $13.7 million compared to $3.1 million for the year ended December 31, 2006. The allowance for loan losses totaled $32.0 million at December 31, 2007, which was 1.41% of net loans and 31.7% of nonperforming loans, compared to $17.0 million at December 31, 2006, which was 0.75% of net loans and 30.9% of nonperforming loans.

Non-interest Income — Non-interest income increased $6.6 million, or 16.5%, to $46.9 million for the year ended December 31, 2007, from $40.3 million for the year ended December 31, 2006. The change was due primarily to increases in brokerage commissions of $6.5 million due to greater brokerage activity at Butler Wick, and an increase in service fees and other charges at Home Savings and Butler Wick of $1.5 million. These changes were offset partially by declines in gains recognized on the sale of loans, available for sale securities and trading securities. Increased losses incurred in disposal of real estate owned and other repossessed assets also contributed to the offset.

Non-interest Expense — Non-interest expenses rose $5.5 million during the year ended December 31, 2007, compared to 2006, primarily as a result of employee compensation and benefits increasing $3.7 million, occupancy expenses increasing $396,000 and other expenses increasing $1.5 million. The 7.1% increase in employee compensation and benefits is attributable to increased commissions paid and associated employment taxes to Butler Wick employees due to greater brokerage activity. Occupancy expenses increased primarily as a result of increased costs related to the construction of two new Home Savings branches and other remodeling projects completed during the year. Increases in other expenses are attributable to increased consulting fees recognized as a result of the pending merger with PVF Capital Corp. as well as fees incurred for outside consultants for their recommendation of operating efficiencies within our deposit products and services. Additionally, fees incurred within our real estate owned and other repossessed assets portfolio have increased $412,000 as Home Savings incurred additional expenses related to the payment of real estate taxes, repairs and general maintenance on property in northern and central Ohio acquired in the settlement of construction and commercial loans.

Federal Income Taxes — During the year ended December 31, 2007, United Community recorded a $2.2 million provision for income taxes. This is a decrease of $10.8 million over the year ended December 31, 2006 as a result of lower pretax income earned in 2007 compared to 2006. The effective tax rate at December 31, 2007 was 34.6% compared to 35.0% at December 31, 2006. Refer to note 12 for a further discussion on these expenses.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

Net Income — Net income for the year ended December 31, 2006 was $24.1 million, compared to $23.2 million for the year ended December 31, 2005. This change was due primarily to increases in interest income of $29.4 million and non-interest income of $2.0 million. These changes were offset partially by increases in interest expense of $27.1 million, provision for loan losses of $1.3 million, non-interest expense of $937,000, and provision for income taxes of $1.1 million.

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

Provision for Loan Losses — The provision for loan losses was $4.3 million, an increase of $1.3 million, for the year ended December 31, 2006, compared to the year ended December 31, 2005. Management’s analysis of the loan portfolio led to an increased allocation of $2.1 million to the consumer loan portfolio and $1.1 million to the construction loan portfolio and reduced allocations of $1.0 million in the real estate portfolio and $790,000 in the commercial portfolio. Net loan chargeoffs for the year ended December 31, 2006 were $3.1 million compared to $3.2 million for the year ended December 31, 2005. The allowance for loan losses totaled $17.0 million at December 31, 2006, which was 0.75% of net loans and 30.9% of nonperforming loans, compared to $15.7 million at December 31, 2005, which was 0.74% of net loans and 61.3% of nonperforming loans.

The decline in the allowance coverage ratio of nonperforming loans in 2006 is primarily a function of the strong loan growth of $156.1 million and a change in the mix of impaired loans. Of the loan growth, $105.5 million occurred on one- to four-family real estate loans. As a result of United Community’s underwriting standards and stable real estate values in its market area, historical losses on this segment of the loan portfolio had been low, mitigating the need for additional provisions for loan losses. At December 31, 2006, impaired loans totaled $42.5 million of which $14.2 million had specific valuation allowances of $2.8 million allocated to them. In comparison, at December 31, 2005, impaired loans totaled $17.7 million of which $4.6 million had specific valuation allowances of $667,000 allocated to them. At December 31, 2006, most of the loans classified as impaired were secured by real estate collateral with sufficient value to cover the outstanding loan balance.

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

The change in income from trading securities was a result of fewer gains recognized in Butler Wick’s trading portfolio in 2006 versus 2005. Butler Wick sustained losses aggregating $4,000 on a portfolio of $10.2 million compared to gains aggregating $165,000 on a portfolio of $9.8 million in 2005. Gains recognized on the retention plan at Butler Wick in 2006 were $60,000 compared to $103,000 in 2005. Gains recognized on those assets will continue to decline as the final two annual distributions of the plan assets are paid to plan participants in August 2007 and 2008.

Underwriting and investment banking fee income is derived from tax-advantaged bond offerings for school districts, health care facilities, municipalities, and public agencies. Butler Wick brought fewer of these offerings to the market in 2006 compared to 2005, resulting in a decrease in revenues of $62,000, from $876,000 to $814,000.

Non-interest Expense — Non-interest expenses rose $937,000 during the year ended December 31, 2006, compared to 2005, primarily as a result of employee compensation and benefits increasing $971,000 and occupancy expenses increasing $335,000. The increase in employee compensation and benefits is attributable to increased performance incentives and associated employment taxes. Occupancy expenses increased primarily as a result of increased costs related to the construction of a new Home Savings branch and other remodeling projects completed during the year. Partially offsetting these increases was a decrease of $309,000 in other expenses consisting in part of decreased legal and audit fees.

Federal Income Taxes — During the year ended December 31, 2006; United Community recorded a $13.0 million provision for income taxes. This is an increase of $1.1 million over the year ended December 31, 2005 as a result of higher pretax income earned in 2006 compared to 2005. The effective tax rate at December 31, 2006 was 35.0% compared to 33.9% at December 31, 2005. Refer to note 12 for a further discussion on these expenses.

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

	Year Ended December 31,
	2007			2006			2005
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	rate
	(Dollars in thousands)

Interest earning assets:
Net loans(1)	$2,268,914	$154,252	6.80%	$2,186,559	$151,029	6.91%	$1,979,294	$123,749	6.25%
Loans held for sale	18,781	914	4.87	37,549	1,894	5.04	33,845	1,651	4.88
Securities:
Trading	6,176	263	4.26	6,494	300	4.62	29,777	943	3.17
Available for sale	247,331	12,031	4.86	214,679	9,408	4.38	186,404	7,227	3.88
Margin accounts	—	—	—	11,443	1,069	9.34	15,659	1,219	7.78
Federal Home Loan Bank stock	25,432	1,677	6.59	24,533	1,426	5.81	23,250	1,164	5.01
Other interest earning assets	8,275	813	9.82	4,816	304	6.31	3,867	99	2.56

Total interest earning assets	$2,574,909	$169,950	6.60%	$2,486,073	$165,430	6.65%	$2,272,096	$136,052	5.98%
Non-interest earning assets	147,355			138,218			136,728

Total assets	$2,722,264			$2,624,291			$2,408,824

Interest bearing liabilities:
Deposits:
Checking accounts	$397,290	$13,907	3.50%	$330,856	$10,060	3.04%	$269,652	$3,231	1.20%
Savings accounts	185,949	769	0.41	218,590	899	0.41	287,714	1,201	0.42
Certificates of deposit	1,125,117	53,376	4.74	1,111,602	47,681	4.29	938,957	33,488	3.57
Federal Home Loan Bank advances	448,714	21,493	4.79	452,023	21,246	4.70	460,205	17,364	3.77
Repurchase agreements and other	136,173	6,903	5.07	98,457	4,542	4.61	64,776	2,012	3.11

Total interest bearing liabilities	$2,293,243	$96,448	4.21%	$2,211,528	$84,428	3.82%	$2,021,304	$57,296	2.83%

Non-interest bearing liabilities	141,500			136,349			126,673

Total liabilities	$2,434,743			$2,347,877			$2,147,977
Shareholders’ equity	287,521			276,414			260,847

Total liabilities and equity	$2,722,264			$2,624,291			$2,408,824

Net interest income and interest rate spread		$73,502	2.39%		$81,002	2.83%		$78,756	3.15%

Net interest margin			2.85%			3.26%			3.47%

Average interest earning assets to average interest bearing liabilities			112.28%			112.41%			112.41%

(1)	Nonaccrual loans are included in the average balance.

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

	Year Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase		Total	Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(Dollars in thousands)

Interest earning assets:
Loans	$(2,312)	$5,535	$3,223	$13,643	$13,637	$27,280
Loans held for sale	(64)	(916)	(980)	58	185	243
Securities:
Trading	(23)	(14)	(37)	913	(1,556)	(643)
Available for sale	1,101	1,522	2,623	1,008	1,173	2,181
Margin accounts	(534)	(535)	(1,069)	434	(584)	(150)
Federal Home Loan Bank stock	197	54	251	195	67	262
Other interest earning assets	222	287	509	176	29	205

Total interest earning assets	$(1,413)	$5,933	$4,520	$16,427	$12,951	$29,378

Interest bearing liabilities:
Checking accounts	$1,653	$2,194	$3,847	$5,951	$878	$6,829
Savings accounts	5	(135)	(130)	(17)	(285)	(302)
Certificates of deposit	5,109	586	5,695	7,442	6,751	14,193
Federal Home Loan Bank advances	401	(154)	247	4,185	(303)	3,882
Repurchase agreements and other	484	1,877	2,361	1,220	1,309	2,530

Total interest bearing liabilities	$7,652	$4,368	$12,020	$18,781	$8,350	$27,132

Change in net interest income			$(7,500)			$2,246

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

The following table presents, as of December 31, 2007, United Community’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further detail of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	Note	One Year	One to	Three to	Over
	Reference	or Less	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Operating leases	6	$1,558	$2,712	$2,192	$767	$7,229
Deposits without a stated maturity	8	704,644	—	—	—	704,644
Certificates of deposit	8	956,251	140,171	72,148	1,992	1,170,562
Federal Home Loan Bank advances	9	286,408	83,300	7,734	59,811	437,253
Repurchase agreements and other borrowings	10	59,533	—	—	90,000	149,533

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2007, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

	Year Ended December 31, 2007
	NPV as% of Portfolio Value of Assets			Next 12 Months Net Interest Income
		Internal Policy			Internal Policy
Change in Rates (Basis Points)	NPV Ratio	Limitations	Change in%	$ Change	Limitations	% Change
	(Dollars in thousands)

+300	7.99%	5.00%	(1.48)%	$(7,009)	(15.00)%	(9.93)%
+200	8.73	6.00	(0.75)	(4,353)	(10.00)	(6.17)
+100	9.29	6.00	(0.18)	(2,139)	(5.00)	(3.03)
Static	9.47	7.00	—	—	—	—
(100)	9.53	6.00	0.05	2,723	(5.00)	3.86
(200)	8.82	6.00	(0.66)	3,467	(15.00)	4.91
(300)	7.90	5.00	(1.57)	3,397	(20.00)	4.81

	Year Ended December 31, 2006
	NPV as% of Portfolio Value of Assets			Next 12 Months Net Interest Income
		Internal Policy			Internal Policy
Change in Rates (Basis Points)	NPV Ratio	Limitations	Change in %	$ Change	Limitations	% Change
	(Dollars in thousands)

+300	8.92%	5.00%	(2.27)%	$(10,078)	(15.00)%	(13.95)%
+200	9.81	6.00	(1.38)	(6,455)	(10.00)	(8.94)
+100	10.60	6.00	(0.59)	(2,972)	(5.00)	(4.12)
Static	11.19	7.00	—	—	—	—
(100)	11.19	6.00	—	2,651	(5.00)	3.67
(200)	10.62	6.00	(0.57)	3,548	(15.00)	4.91
(300)	9.69	5.00	(1.50)	2,254	(20.00)	3.12

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

Liquidity and Capital

United Community’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2007, 2006 and 2005.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net income	$4,133	$24,111	$23,197
Adjustments to reconcile net income to net cash from operating activities	50,452	29,513	92,222

Net cash from operating activities	54,585	53,624	115,419
Net cash from investing activities	(108,157)	(200,966)	(335,345)
Net cash from financing activities	55,298	145,434	217,190

Net change in cash and cash equivalents	1,726	(1,908)	(2,736)
Cash and cash equivalents at beginning of year	35,637	37,545	40,281

Cash and cash equivalents at end of year	$37,363	$35,637	$37,545

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements, and other funds provided by operations. Home Savings also has the ability to borrow from the Federal Home Loan Bank. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Investments in liquid assets maintained by United Community, Home Savings and Butler Wick are based upon management’s assessment of (1) need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program. At December 31, 2007, approximately $956.3 million of Home Savings’ certificates of deposit are expected to mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

The Board of Directors has authorized an ongoing program to purchase United Community’s common shares to be used for corporate purposes. These purchases can be made in the open market or in negotiated transactions from time to time, depending on market conditions. On April 30, 2007, United Community announced its Board of Directors approved the purchase of up to 2,000,000 additional shares. United Community acquired 950,243 common shares for $9.7 million, 196,300 common shares for $2.3 million and 232,400 common shares for $2.5 million, during the years ended December 31, 2007, 2006 and 2005. United Community has remaining authorization to repurchase 1,477,804 shares as of December 31, 2007, under the current repurchase program.

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

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2007.

					Excess of Actual		Applicable
	Actual Capital		Current Minimum Requirement		Capital Over Current Requirement		Asset Base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)

Tangible capital	$201,779	7.47%	$40,525	1.50%	$161,254	5.98%	$2,701,644
Core capital	201,779	7.47	108,066	4.00	93,713	3.48	2,701,644
Risk-based capital	259,087	11.88	174,635	8.00	84,452	3.88	2,182,941

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2007	2006
	(In thousands)

ASSETS
Cash and deposits with banks	$33,266	$34,129
Federal funds sold	4,097	1,508

Total cash and cash equivalents	37,363	35,637

Securities:
Trading, at fair value	5,064	10,786
Available for sale, at fair value	244,753	237,531
Loans held for sale	87,236	26,960
Loans, net of allowance for loan losses of $32,006 and $16,955	2,236,988	2,253,559
Federal Home Loan Bank stock, at cost	25,432	25,432
Premises and equipment, net	27,521	25,192
Accrued interest receivable	13,077	13,703
Real estate owned and other repossessed assets	10,510	3,242
Goodwill	33,713	33,593
Core deposit intangible	1,169	1,534
Cash surrender value of life insurance	24,053	23,137
Other assets	13,160	13,239

Total assets	$2,760,039	$2,703,545

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$106,449	$102,509
Interest bearing	1,768,757	1,720,426

Total deposits	1,875,206	1,822,935
Borrowed funds:
Federal Home Loan Bank advances	437,253	465,253
Repurchase agreements and other	149,533	98,511

Total borrowed funds	586,786	563,764
Advance payments by borrowers for taxes and insurance	17,853	17,471
Accrued interest payable	7,837	2,842
Accrued expenses and other liabilities	2,643	15,200

Total liabilities	2,490,325	2,422,212

Commitments and contingent liabilities (Note 4 and Note 11)	—	—
Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock — no par value; 499,000,000 shares authorized; 37,804,457 shares issued	146,683	145,834
Retained earnings	213,727	220,527
Accumulated other comprehensive income (loss)	661	(1,296)
Unearned employee stock ownership plan shares	(9,465)	(11,287)
Treasury stock, at cost, 2007 — 7,752,684 shares and 2006 — 6,827,143 shares	(81,892)	(72,445)

Total shareholders’ equity	269,714	281,333

Total liabilities and shareholders’ equity	$2,760,039	$2,703,545

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except per share data)

Interest income
Loans	$154,252	$151,029	$123,749
Loans held for sale	914	1,894	1,651
Securities:
Trading	263	300	943
Available for sale	12,031	9,408	7,227
Margin accounts	—	1,069	1,219
Federal Home Loan Bank stock dividends	1,677	1,426	1,164
Other interest earning assets	813	304	99

Total interest income	169,950	165,430	136,052

Interest expense
Deposits	68,052	58,640	37,920
Federal Home Loan Bank advances	21,493	21,246	17,364
Repurchase agreements and other	6,903	4,542	2,012

Total interest expense	96,448	84,428	57,296

Net interest income	73,502	81,002	78,756
Provision for loan losses	28,750	4,347	3,028

Net interest income after provision for loan losses	44,752	76,655	75,728

Non-interest income
Brokerage commissions	26,392	19,882	18,508
Service fees and other charges	14,057	12,546	12,471
Underwriting and investment banking	764	814	876
Net gains (losses):
Securities available for sale	(21)	—	195
Trading securities	43	56	268
Loans sold	2,624	2,943	2,250
Other	(1,061)	(63)	(22)
Other income	4,102	4,096	3,714

Total non-interest income	46,900	40,274	38,260

Non-interest expense
Salaries and employee benefits	55,969	52,272	51,301
Occupancy	4,846	4,450	4,115
Equipment and data processing	9,017	8,998	9,067
Franchise tax	2,102	2,091	1,894
Advertising	1,662	1,567	1,570
Amortization of core deposit intangible	365	584	769
Other expenses	11,367	9,856	10,165

Total non-interest expense	85,328	79,818	78,881

Income before income taxes	6,324	37,111	35,107
Income taxes	2,191	13,000	11,910

Net income	$4,133	$24,111	$23,197

Earnings Per Share
Basic	$0.14	$0.83	$0.81
Diluted	$0.14	$0.82	$0.80

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated	Unearned
				Other	Employee Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(In thousands, except per share data)

Balance December 31, 2004	31,202	$142,337	$193,690	$1,063	$(14,930)	$(69,808)	$252,352
Comprehensive income:
Net income	—	—	23,197	—	—	—	23,197
Change in net unrealized gain (loss) on securities, net of taxes of $1,565	—	—	—	(2,908)	—	—	(2,908)

Comprehensive income			—	—	—	—	20,289
Shares allocated to ESOP participants	—	1,432	—	—	1,822	—	3,254
Purchase of treasury stock	(233)	—	—	—	—	(2,499)	(2,499)
Exercise of stock options	93	127	(305)	—	—	979	801
Dividends paid, $0.33 per share	—	—	(9,462)	—	—	—	(9,462)

Balance December 31, 2005	31,062	143,896	207,120	(1,845)	(13,108)	(71,328)	264,735
Comprehensive income:
Net income	—	—	24,111	—	—	—	24,111
Change in net unrealized gain (loss) on securities, net of taxes of $367	—	—	—	681	—	—	681

Comprehensive income			—	—	—	—	24,792
Adjustment to initially apply SFAS 158, net of taxes of $72	—	—	—	(132)	—	—	(132)
Shares allocated to ESOP participants	—	1,797	—	—	1,821	—	3,618
Purchase of treasury stock	(196)	—	—	—	—	(2,298)	(2,298)
Exercise of stock options	111	141	(303)	—	—	1,181	1,019
Dividends paid, $0.36 per share	—	—	(10,401)	—	—	—	(10,401)

Balance December 31, 2006	30,977	145,834	220,527	(1,296)	(11,287)	(72,445)	281,333
Comprehensive income:
Net income	—	—	4,133	—	—	—	4,133
Change in net unrealized gain (loss) on securities and post retirement liabilities, net of reclassification and tax effect	—	—	—	1,957	—	—	1,957

Comprehensive income			—	—	—	—	6,090
Shares allocated to ESOP participants	—	837	—	—	1,822	—	2,659
Purchase of treasury stock	(950)	—	—	—	—	(9,709)	(9,709)
Exercise of stock options	25	12	(86)	—	—	262	188
Dividends paid, $0.38 per share	—	—	(10,847)	—	—	—	(10,847)

Balance December 31, 2007	30,052	$146,683	$213,727	$661	$(9,465)	$(81,892)	$269,714

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows from Operating Activities
Net income	$4,133	$24,111	$23,197
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	28,750	4,347	3,028
Net gains on loans	(2,624)	(2,943)	(2,250)
Net losses (gains) on other assets	1,039	—	(173)
Amortization of premiums and accretion of discounts	3,337	3,105	2,139
Depreciation and amortization	3,060	2,784	2,347
Federal Home Loan Bank stock dividends	—	(1,426)	(1,164)
Decrease (increase) in interest receivable	626	(1,650)	(2,608)
Increase in interest payable	4,995	220	1,533
(Increase) decrease in prepaid and other assets	(2,862)	316	(4,273)
(Decrease) increase in other liabilities	(12,931)	209	412
Decrease in trading securities	5,765	26	21,504
Decrease (increase) in margin accounts	—	15,705	(854)
Net principal disbursed on loans held for sale	(205,994)	(219,924)	(154,873)
Proceeds from sale of loans held for sale	224,632	225,126	224,200
ESOP compensation	2,659	3,618	3,254

Net cash from operating activities	54,585	53,624	115,419

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	58,734	44,766	51,100
Proceeds from sale of:
Securities available for sale	16,899	—	20,883
Commercial loan participations	—	—	1,500
Nonperforming loans	—	210	6,173
Premises and equipment	—	531	169
Real estate owned and other repossessed assets	6,035	4,059	3,999
Purchases of:
Securities available for sale	(80,491)	(79,445)	(80,301)
Principal disbursed on loans, net of repayments	80,922	31,818	(46,836)
Loans purchased	(184,892)	(198,229)	(286,653)
Purchases of premises and equipment	(5,364)	(4,676)	(5,379)

Net cash from investing activities	(108,157)	(200,966)	(335,345)

Cash Flows from Financing Activities
Net increase (decrease) in checking, savings and money market accounts	35,824	53,093	(82,940)
Net increase in certificates of deposit	16,450	88,012	241,883
Net increase in advance payments by borrowers for taxes and insurance	382	3,149	2,274
Proceeds from Federal Home Loan Bank advances	737,953	671,326	702,570
Repayment of Federal Home Loan Bank advances	(765,953)	(681,622)	(650,376)
Net change in repurchase agreements and other	51,022	23,297	15,066
Dividends paid	(10,847)	(10,401)	(9,462)
Proceeds from exercise of stock options	176	878	674
Purchase of treasury stock	(9,709)	(2,298)	(2,499)

Net cash from financing activities	55,298	145,434	217,190

Change in cash and cash equivalents	1,726	(1,908)	(2,736)
Cash and cash equivalents, beginning of year	35,637	37,545	40,281

Cash and cash equivalents, end of year	$37,363	$35,637	$37,545

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of United Community Financial Corp. (United Community), a unitary savings and loan holding company, The Home Savings and Loan Company of Youngstown, Ohio (Home Savings), an Ohio chartered savings bank, and Butler Wick Corp. (Butler Wick), a holding company for (i) an investment brokerage firm registered with the Securities and Exchange Commission (SEC) as well as a member of the Financial Industry Regulatory Authority, Inc. (FINRA) and the Chicago Stock Exchange and (ii) a state chartered trust company, conform to accounting principles generally accepted in the United States of America and prevailing practices within the banking, thrift and brokerage industries. A summary of the more significant accounting policies follows.

Nature of Operations

United Community was incorporated under Ohio law in February 1998 by Home Savings in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. The business of Home Savings is providing consumer and business banking service to its market area in Ohio and western Pennsylvania. At the end of 2007, Home Savings was doing business through 39 full-service banking branches and 6 loan production offices. Loans and deposits are primarily generated from the areas where banking branches are located. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the market area. Home Savings derives its income predominantly from interest on loans, securities, and to a lesser extent, non-interest income. Home Savings’ principal expenses are interest paid on deposits, Federal Home Loan Bank advances, and normal operating costs. Consistent with internal reporting, Home Savings’ operations are reported in one operating segment, which is banking services. On August 12, 1999, United Community acquired Butler Wick, the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick has 23 office locations providing a full range of investment alternatives for individuals, companies and not-for-profit organizations throughout Ohio, western Pennsylvania and western New York. Butler Wick’s operations are reported in a separate operating segment, which is investment services. On December 3, 2007, Home Savings acquired a 51% ownership of Century Mortgage Funding, LLC, a mortgage brokerage business located in Florida. The operations of this business are included in the banking services operating segment.

Basis of Presentation

The consolidated financial statements include the accounts of United Community and its subsidiaries. All material inter-company transactions have been eliminated. Certain prior period data has been reclassified to conform to current period presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair value of financial instruments, fair value of servicing rights, fair value of other real estate owned and other repossessed assets, carrying value of goodwill and core deposit intangible assets, and status of contingencies are particularly subject to change.

Securities

Securities are classified as available for sale or trading upon their acquisition. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at estimated fair

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value with the unrealized holding gain or loss reported in other comprehensive income. Securities classified as trading are held principally for resale in the near term and are recorded at fair market value with any changes in fair value included in income. Quoted market prices are used to determine the fair value of trading securities. Restricted securities such as Federal Home Loan Bank stock are carried at cost. Interest income includes amortization of purchase premium or discount on debt securities. Premiums or discounts are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and are based on the amortized cost of the individual security sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A loan is considered impaired when, based on current information and events, it is probable that United Community will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through purchase or sale of financial assets. For sales of mortgage loans prior to January 1, 2007, a portion of the cost of the loan was allocated to the servicing right based on relative fair values. The Company adopted SFAS No. 156 on January 1, 2007, and for sales of mortgage loans beginning in 2007, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying assets.

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

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Buildings and related components are depreciated and amortized using the straight-line method over the useful lives, generally ranging from 20 years to 40 years, (or term of the lease, if shorter) of the related assets. Furniture and fixtures are depreciated using the straight-line method with useful lives ranging from 3 to 5 years.

Real Estate Owned and Other Repossessed Assets

Real estate owned, including property acquired in settlement of foreclosed loans, is carried at fair value less estimated cost to sell after foreclosure, establishing a new cost basis. If fair value declines after acquisition, a valuation allowance is recorded through expense. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the property are charged to expense. Other repossessed assets are carried at the lower of cost or estimated fair value less estimated cost to sell after acquisition.

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

Cash Surrender Value of Life Insurance

Life insurance is carried on the lives of certain employees where Home Savings is the beneficiary. The life insurance is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income.

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

Stock Compensation

On January 1, 2006, the Company adopted Statements of Financial Accounting Standards (SFAS) No. 123(R) (revised version of SFAS No. 123) which requires measurement of compensation cost for all stock-based awards based on the fair value on the grant-date and recognition of compensation cost over the requisite service period of stock-based awards, which is usually the same as the period over which the award vests. As a result, the fair value of any future stock options will be determined using the Black-Scholes valuation model. The Company has adopted SFAS 123(R) using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity accounts. It also provides for expense recognition for new stock-based awards, as the required services are rendered. SFAS No. 123(R) also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be presented in the statement of cash flows as financing cash inflows.

The adoption of SFAS 123(R) had no effect on reported amounts for the years ended December 31, 2006 or 2007, because there were no options granted and all previous awards were vested at the date of adoption.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2007 or December 31, 2007.

Employee Stock Ownership Plan

The cost of shares issued to the Employee Stock Ownership Plan (ESOP), but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income

Comprehensive income consists of net income and unrealized gains and losses on securities available for sale and changes in unrealized gains and losses on postretirement liabilities, which are also recognized as separate components of equity.

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

New Accounting Standards

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of SFAS No. 140”, which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. SFAS No. 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. SFAS No. 156 is effective beginning January 1, 2007. The adoption of this standard did not have a material impact on the Company’s financial statements.

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

Newly Issued But Not Yet Effective Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company does not expect the impact of this statement to be material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Company does not expect the impact of this issue to be material. At December 31, 2007, United Community and its subsidiaries owned $24.1 million of bank owned life insurance.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this bulletin to be material.

Operating Segments

Internal financial information is primarily reported and aggregated in two lines of business, banking services and investment services.

Dividend Restriction

Banking and broker/dealer regulations require maintaining certain capital levels and may limit the dividends paid by Home Savings and Butler Wick to the holding company or by the holding company to shareholders. See Note 14 for further discussion.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.	CASH AND CASH EQUIVALENTS

Federal Reserve Board regulations require depository institutions to maintain certain non-interest bearing reserve balances. These reserves, which consisted of vault cash at Home Savings, totaled approximately $11.2 million and $10.5 million at December 31, 2007 and 2006, respectively. At year end 2007 and 2006, cash of $60,000 and $40,000, respectively, has been segregated in a special reserve bank account for the benefit of customers of Butler Wick under Rule 15c3-3 of the Securities and Exchange Commission.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	SECURITIES

The components of securities are as follows:

	December 31, 2007			December 31, 2006
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
			(In thousands)

Available for Sale
U.S. Treasury and government sponsored entities’ securities	$84,388	$337	$(126)	$96,847	$63	$(722)
Equity securities	7,064	221	(494)	7,866	641	(112)
Mortgage-related securities	153,301	977	(443)	132,818	131	(1,870)

Total	$244,753	$1,535	$(1,063)	$237,531	$835	$(2,704)

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

December 31, 2007
Fair Value
(In thousands)

Due in one year or less	$22,342
Due after one year through five years	19,262
Due after five years through ten years	42,784
Mortgage-related securities	153,301

Total	$237,689

Since equity securities do not have a contractual maturity, they are excluded from the table above.

Proceeds, gross realized gains, losses and impairment charges of available for sale securities were as follows:

	2007	2006	2005
	(In thousands)

Proceeds	$16,899	$—	$20,883
Gross gains	96	—	239
Gross losses	117	—	44

Securities pledged for public funds deposits were approximately $19.0 million and $17.9 million at December 31, 2007 and 2006, respectively. See further discussion regarding pledged securities in Note 10.

United Community’s trading securities are carried at fair value and consist of the following:

	2007	2006
	(In thousands)

Debt Securities:
US Treasury and government sponsored entities	$1,054	$1,296
State and municipal obligations	3,636	8,606
Corporate bonds, debentures and notes	62	258
Mutual funds	312	626

Total trading securities	$5,064	$10,786

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities available for sale in a continuous unrealized loss position are as follows at December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Description of securities:
U.S. Treasury and government sponsored entities	$7,734	$(12)	$22,844	$(114)	$30,578	$(126)
Equity securities	1,228	(473)	92	(21)	1,320	(494)
Mortgage-related securities	12	—	36,569	(443)	36,581	(443)

Total temporarily impaired securities	$8,974	$(485)	$59,505	$(578)	$68,479	$(1,063)

Securities available for sale in an unrealized loss position are as follows at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Description of securities:
U.S. Treasury and government sponsored entities	$7,461	$(44)	$65,621	$(678)	$73,082	$(722)
Equity securities	1,342	(112)	—	—	1,342	(112)
Mortgage-related	15,205	(72)	83,504	(1,798)	98,709	(1,870)

Total temporarily impaired securities	$24,008	$(228)	$149,125	$(2,476)	$173,133	$(2,704)

All of the government sponsored entities and mortgage related securities that are temporarily impaired at December 31, 2007, are impaired due to the current level of interest rates. All of these securities continue to pay on schedule and management expects to receive all principal and interest owed on the securities. The two equity securities that have been impaired longer than a year are investments in common stock of regional financial institutions. These institutions continue to report strong capital ratios and a reasonable level of nonperforming loans. Management believes that the two have been temporarily impaired as a result of the downturn in the financial sector and that this will be a temporary situation. Management has the intent and ability to hold these investments for the foreseeable future.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	LOANS

Portfolio loans consist of the following:

	December 31,
	2007	2006
	(In thousands)

Real Estate:
One- to four-family residential	$871,019	$854,829
Multi-family residential	179,535	163,541
Non-residential	359,070	348,528
Land	22,818	26,684
Construction:
One- to four-family residential	357,153	388,926
Multi-family and non-residential	25,191	25,215

Total real estate	1,814,786	1,807,723
Consumer	349,447	345,607
Commercial	103,208	116,952

Total loans	2,267,441	2,270,282

Less:
Allowance for loan losses	32,006	16,955
Deferred loan fees, net	(1,553)	(232)

Total	30,453	16,723

Loans, net	$2,236,988	$2,253,559

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

	December 31,
	2007		2006
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)

Commitments to make loans	$47,324	$38,822	$49,317	$47,412
Undisbursed loans in process	5,377	234,281	18,729	204,981
Unused lines of credit	86,261	86,807	59,740	102,727

Terms of the commitments in both years extend up to six months, but are generally less than two months. The fixed rate loan commitments have interest rates ranging from 5.875% to 18% and maturities ranging from six months to 30 years.

At December 31, 2007 and 2006, there were $7.2 million and $18.1 million, respectively, of outstanding standby letters of credit. These are issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of an underlying contract with the third party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2007, there were $40.1 million outstanding commitments to fund the OverdraftPrivledgetm Program at Home Savings.

Home Savings’ business activity is principally with customers located in Ohio. Except for residential loans in Home Savings’ market area, Home Savings has no other significant concentrations of credit risk.

Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2007	2006	2006
	(In thousands)

Balance, beginning of year	$16,955	$15,723	$15,877
Provision for loan losses	28,750	4,347	3,028
Amounts charged off	(14,220)	(3,438)	(4,085)
Recoveries	521	323	903

Balance, end of year	$32,006	$16,955	$15,723

Nonaccrual loans were $97.5 million, $52.6 million and $24.3 million at December 31, 2007, 2006 and 2005, respectively. Restructured loans were $2.3 million, $1.4 million and $825,000 at December 31, 2007, 2006 and 2005. Loans that are greater than ninety days past due and still accruing were $1.2 million at December 31, 2007, $796,000 at December 31, 2006, and $563,000 at December 31, 2005.

	As of or For the Year Ended December 31,
	2007	2006	2005
	(In thousands)

Impaired loans on which no specific valuation allowance was provided	$30,475	$28,329	$13,119
Impaired loans on which specific valuation allowance was provided	53,902	14,217	4,573

Total impaired loans at year-end	$84,377	$42,546	$17,692

Specific valuation allowances on impaired loans at year-end	13,165	2,841	667
Average impaired loans during year	63,468	23,617	15,209
Interest income recognized on impaired loans during the year	348	372	386
Interest income received on impaired loans during the year	348	373	403

Directors and officers of United Community, Home Savings and Butler Wick are customers of Home Savings in the ordinary course of business. The following describes loans to officers and/or directors of United Community, Home Savings and Butler Wick:

(In thousands)

Balance as of December 31, 2006	$1,980
New loans to officers and/or directors	42
Loan payments during 2007	(552)
Reductions due to changes in officers and/or directors	(191)

Balance as of December 31, 2007	$1,279

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $876.1 million and $861.5 million at December 31, 2007 and 2006.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	2007	2006	2005
	(In thousands)

Balance, beginning of year	$6,820	$6,923	$5,533
Originations	1,268	1,917	2,961
Sale of servicing	—	(323)	—
Amortized to expense	(1,904)	(1,697)	(1,571)

Balance, end of year	$6,184	$6,820	$6,923

Fair value of mortgage servicing rights was $8.7 million, $9.3 million and $10.5 million at December 31, 2007, 2006, and 2005, respectively.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2007	2006	2005
	(In thousands)

Balance, beginning of year	$(435)	$—	$—
Impairment charges	(562)	(435)	—
Recoveries	435	—	—

Balance, end of year	$(562)	$(435)	$—

Key economic assumptions used in measuring the value of mortgage servicing rights at December 31, 2007 and 2006 were as follows:

	2007	2006

Weighted average prepayment rate	272 PSA	261 PSA
Weighted average life (in years)	3.87	4.50
Weighted average discount rate	8%	8%

Estimated amortization expense for each of the next five years is as follows:

2008	$1,628
2009	1,545
2010	1,204
2011	761
2012	394

Amounts held in custodial accounts for investors amounted to $9.2 million and $10.0 million at December 31, 2007 and 2006, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2007	2006
	(In thousands)

Land	$7,691	$7,691
Buildings	24,170	21,068
Leasehold improvements	1,644	1,511
Furniture and equipment	22,018	20,078

	55,523	50,348
Less: Accumulated depreciation and amortization	28,002	25,156

Total	$27,521	$25,192

Rent expense was $1.8 million for 2007, $1.6 million for 2006 and $1.4 million for 2005. Rent commitments under noncancelable operating leases for offices were as follows, before considering renewal options that generally are present:

(In thousands)

2008	$1,558
2009	1,384
2010	1,328
2011	1,281
2012	911
Thereafter	767

Total	$7,229

7.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

Goodwill was $33.7 million at December 31, 2007, and $33.6 million at December 31, 2006, and 2005. $33.6 million relates to acquisitions of The Industrial Savings and Loan Association in 2001 and Potter’s Bank in 2002. $121,000 relates to the acquisition of a 51% ownership in Century Mortgage Funding, LLC, a mortgage brokerage business in 2007.

Acquired Intangible Assets

	As of December 31,
	2007		2006
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Amortized intangible assets:
Core deposit intangibles	$8,952	$7,783	$8,952	$7,418

Total	$8,952	$7,783	$8,952	$7,418

Estimated amortization expense:
For the year ended:
December 31, 2008	$285
December 31, 2009	223
December 31, 2010	176
December 31, 2011	139
December 31, 2012	109

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate amortization expense for the years ended December 31, 2007, 2006 and 2005, was $365,000, $584,000 and $769,000, respectively.

8.	DEPOSITS

Deposits consist of the following:

	December 31,
	2007	2006
	(In thousands)

Checking accounts:
Interest bearing	$94,459	$94,577
Non-interest bearing	106,449	102,509
Savings accounts	175,464	195,331
Money market accounts	328,272	276,403
Certificates of deposit	1,170,562	1,154,115

Total deposits	$1,875,206	$1,822,935

Interest expense on deposits is summarized as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Interest bearing demand deposits and money market accounts	$13,907	$10,060	$3,231
Savings accounts	769	900	1,201
Certificates of deposit	53,376	47,680	33,488

Total	$68,052	$58,640	$37,920

A summary of certificates of deposit by maturity follows:

December 31, 2007
(In thousands)

Within 12 months	$956,251
12 months to 24 months	70,397
Over 24 months to 36 months	69,774
Over 36 months to 48 months	37,320
Over 48 months	36,820

Total	$1,170,562

A summary of certificates of deposit with balances of $100,000 or more by maturity is as follows:

	December 31, 2007	December 31, 2006
	(In thousands)

Three months or less	$58,685	$50,510
Over three months to six months	62,268	67,618
Over six months to twelve months	97,000	90,141
Over twelve months	52,157	67,600

Total	$270,110	$275,869

Deposits in excess of $100,000 are not federally insured. Brokered deposits represent funds which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deposits to third parties. Home Savings had brokered deposits of $39.8 million with a weighted average rate of 5.08% at December 31, 2007. All brokered deposits mature in 2008. Home Savings did not have brokered deposits during the year ended December 31, 2006.

9.	FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of Federal Home Loan Bank advances:

	December 31,
	2007		2006
		Weighted		Weighted
Year of Maturity	Amount	Average Rate	Amount	Average Rate
	(In thousands)

2007	n/a	n/a	$391,957	4.98%
2008	$286,408	2.59%	22,451	3.69
2009	65,913	4.74	30,913	4.66
2010	17,387	4.95	2,387	3.54
2011	5,871	4.93	5,871	4.93
2012	1,863	3.92	1,863	3.92
Thereafter	59,811	4.14	9,811	3.86

Total Federal Home Loan Bank advances	$437,253		$465,253

Home Savings has available credit, subject to collateral requirements, with the Federal Home Loan Bank of approximately $600 million, of which $437.3 million is outstanding. Of the $437.3 million, a total of $10.0 million is callable quarterly and matures in February 2009. All advances must be secured by eligible collateral as specified by the Federal Home Loan Bank. Accordingly, United Community has a blanket pledge of its one- to four-family mortgages and multi-family loans as collateral for the advances outstanding at December 31, 2007. The required minimum ratio of collateral to advances is 167% for one- to four-family loans and 200% for multi-family loans.

10.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

The following is a summary of securities sold under an agreement to repurchase and other borrowings:

	December 31,
	2007		2006
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(In thousands)

Securities sold under agreement to repurchase-term	$112,035	4.10%	$78,182	4.00%
Other borrowings	37,498	7.71	20,329	6.54

Total repurchase agreements and other	$149,533	5.01%	$98,511	4.52%

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $121.4 million at December 31, 2007 and $94.1 million at December 31, 2006. Securities sold under agreements to repurchase are typically held by the brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to United Community. Other borrowings consist primarily of lines of credit, payables to customers and payables to broker/dealers. These borrowings, with the exception of a line of credit mentioned below, have no stated maturity.

Included in other borrowings is a Credit Agreement between JP Morgan Chase Bank, N.A., and United Community, dated September 12, 2005, as amended on July 18, 2007 (the “Credit Agreement”). The Credit

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement provided United Community with an approved line of credit of up to $40.0 million, of which United Community has borrowed $36.3 million. All borrowings under the Credit Agreement are due on August 31, 2008.

The Credit Agreement sets forth several covenants with which United Community must comply, including a covenant that United Community and its subsidiaries shall maintain at the end of each fiscal quarter a “Consolidated Non-Performing Asset Ratio” of not greater than 4.50%. The term “Consolidated Non-Performing Asset Ratio” means the ratio of the sum of “Non-Performing Assets” plus “OREO”, to the sum of “Total Loans” plus “OREO”. As used in the Credit Agreement, “Non-Performing Assets” means the sum of all loans classified as past due 90 days or more and still accruing interest, all loans classified as non-accrual and no longer accruing interest, all loans classified as restructured loans and leases and all other non-performing loans. As of December 31, 2007, Home Savings’ Consolidated Non-Performing Asset Ratio was 4.74%. United Community sought a waiver of the covenant default, but was advised by JP Morgan Chase that a waiver would not be granted.

The covenant violation constitutes an “Event of Default” under the Credit Agreement. When an Event of Default occurs, JP Morgan Chase may do any of the following (1) cease permitting United Community to borrow further under the line of credit, (2) terminate any outstanding commitment, (3) declare the amounts outstanding under the Credit Agreement immediately due and payable without notice of acceleration, intention to accelerate, presentment and demand or protest or notice of any kind, (4) exercise all rights of setoff, (5) institute a default interest rate; or (6) exercise any other rights it may have at law, in equity or otherwise. JP Morgan Chase sent United Community written notification that United Community could not borrow further funds and that it was now instituting a default rate of interest equal to one month LIBOR plus 5.25%

On March 28, 2008, United Community and JP Morgan Chase entered into an amendment to the Credit Agreement (the “Amendment”). The Amendment provides, among other things, that JP Morgan Chase waives all existing defaults under the credit agreement, the line of credit will not exceed $36.6 million, and United Community and its subsidiaries shall maintain at the end of each fiscal quarter beginning on March 31, 2008 a Consolidated Non-Performing Assets Ratio of not greater than 6.50%.

11.	LOSS CONTINGENCY

United Community and its subsidiaries are parties to litigation arising in the normal course of business. While it is impossible to determine the ultimate resolution of these matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

12.	INCOME TAXES

The provision for income taxes consists of the following components:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Current	$9,504	$13,132	$12,396
Deferred	(7,313)	(132)	(486)

Total	$2,191	$13,000	$11,910

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective tax rates differ from the statutory federal income tax rate of 35% due to the following:

	Year Ended December 31,
	2007		2006		2005
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(In thousands)

Tax at statutory rate	$2,214	35.0%	$12,989	35.0%	$12,287	35.0%
Increase (decrease) due to:
Tax exempt income	(86)	(1.4)	(88)	(0.2)	(78)	(0.2)
Life insurance	(322)	(5.1)	(298)	(0.8)	(288)	(0.8)
State taxes	(30)	(0.5)	(143)	(0.4)	(4)	(0.0)
Other	415	6.6	540	1.4	(7)	(0.0)

Income tax provision	$2,191	34.6%	$13,000	35.0%	$11,910	34.0%

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(In thousands)

Deferred tax assets:
Loan loss reserves	$11,202	$5,934
Postretirement benefits	1,342	1,334
ESOP shares released	1,262	1,311
Compensation accruals	109	196
Unrealized loss on securities available for sale	—	626
SFAS 158 pension accrual	—	71
Interest on non-accrual loans	4,041	1,795
Other	174	225

Deferred tax assets	18,130	11,492

Deferred tax liabilities:
Purchase accounting adjustments	238	385
Deferred loan fees	572	113
Federal Home Loan Bank stock dividends	6,354	6,354
Mortgage servicing rights	1,968	2,235
Unrealized gain on securities available for sale	180	—
SFAS 158 pension accrual	163	—
Prepaid expenses	448	327
Other	218	362

Deferred tax liabilities	10,141	9,776

Net deferred tax asset	$7,989	$1,716

Retained earnings at December 31, 2007 include approximately $21.1 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of United Community’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2007 was approximately $7.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of FIN 48 at January 1, 2007 had no impact on United Community’s financial statements. As of January 1, 2007 and December 31, 2007, United Community had no unrecognized tax benefits or accrued interest penalties recorded. United Community does not expect the total amount of unrecognized tax benefits to increase significantly within the next twelve months. United Community will record interest and penalties as a component of income tax expense.

United Community and its subsidiaries are subject to US federal income tax as well as income tax in the state of Ohio for United Community and Butler Wick Corp. Home Savings, Butler Wick & Co., and Butler Wick Trust are subject to tax in Ohio based upon their net worth. United Community and its subsidiaries also file state income tax returns in Pennsylvania, Indiana, and Florida. United Community is no longer subject to examination by taxing authorities for years prior to 2004.

13.	SHAREHOLDERS’ EQUITY

Dividends

United Community’s source of funds for dividends to its shareholders is earnings on its investments and dividends from Home Savings and Butler Wick. During the year ended December 31, 2007, United Community paid regular dividends in the amount of $10.8 million. While Home Savings’ primary regulator is the FDIC, the OTS has regulations that impose certain restrictions on payments of dividends to United Community.

Home Savings must file an application with, and obtain approval from, the OTS (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus retained net income (as defined) for the preceding two years; (ii) if Home Savings would not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the OTS or the FDIC, or any condition imposed on Home Savings in an OTS-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. On December 28, 2007, Home Savings paid a $6.0 million dividend to United Community. As of December 31, 2007, Home Savings had $7.8 million of retained earnings that could be distributed without requiring the prior approval of the OTS.

Other Comprehensive Income

Other comprehensive income included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of gains or (losses) on sales of securities net of tax of $(21,000), $0 and $122,000 for the years ended December 31, 2007, 2006 and 2005.

Other comprehensive income (loss) components and related tax effects are as follows:

	As of December 31,
	2007	2006	2005

Unrealized holding gain (loss) on securities available for sale and postretirement benefits	$3,016	$1,048	$(4,596)
Reclassification adjustment for losses (gains) realized in income	5	—	(122)

Net unrealized gains	3,011	1,048	(4,474)
Tax effect (35%)	1,054	367	(1,566)

Net of tax amount	$1,957	$681	$(2,908)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	December 31,
	2006	Change	2007

Unrealized gains (losses) on securities available for sale	$(1,164)	$1,523	$359
Unrealized gains (losses) on post-retirement benefits	(132)	434	302

Total	$(1,296)	$1,957	$661

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

Quantitative measures established by regulation for capital adequacy require Home Savings to maintain minimum amounts and ratios of Leverage (or Core) and Tangible capital (as defined in the regulations) to adjusted total assets (as defined) and of total capital (as defined) to risk-weighted assets (as defined). Actual and required capital amounts and ratios for Home Savings are presented below.

	As of December 31, 2007
					To Be Well
			Minimum		Capitalized Under
			Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

Total capital (to risk-weighted assets)	$259,087	11.88%	$174,635	8.00%	$218,294	10.00%
Tier 1 capital (to risk-weighted assets)	201,779	9.26	*	*	130,976	6.00
Leverage (Tier 1) capital (to adjusted total assets)	201,779	7.47	108,066	4.00	135,082	5.00
Tangible capital (to adjusted total assets)	201,779	7.47	40,525	1.50	*	*

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2006
					To Be Well
					Capitalized Under
			Minimum Capital		Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

Total capital (to risk-weighted assets)	$248,445	11.70%	$169,879	8.00%	$212,349	10.00%
Tier 1 capital (to risk-weighted assets)	201,490	9.49	*	*	127,409	6.00
Leverage (Tier 1) capital (to adjusted total assets)	201,490	7.68	104,196	4.00	131,207	5.00
Tangible capital (to adjusted total assets)	201,490	7.68	39,362	1.50	*	*

*	Ratio is not required under regulations.

As of December 31, 2007 and 2006, the FDIC and OTS, respectively categorized Home Savings as well capitalized under the regulatory framework for Prompt Corrective Action. There are no conditions or events since that notification that management believes have changed Home Savings’ categorization. To be categorized as well capitalized, Home Savings must maintain minimum Leverage, Tier 1 and total capital ratios as set forth in the table above.

Management believes, as of December 31, 2007, that Home Savings meets all capital requirements to which it is subject. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements.

Butler, Wick & Co., Inc. is subject to regulatory capital requirements set forth by the Securities and Exchange Commission’s Uniform Net Capital Rule. Butler, Wick & Co., Inc. has elected to use the alternative method, permitted by rule, which requires Butler, Wick & Co., Inc. to maintain minimum net capital, as defined, equal to the greater of $250,000 or 2% of aggregate debit balances arising from customer transactions, as defined. The Net Capital Rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than 5% of aggregate debits. At December 31, 2007, Butler Wick had net capital of $6.1 million, and $5.9 million in excess of required minimum net capital.

15.	BENEFIT PLANS

Postretirement Benefit Plans

In addition to Home Savings’ retirement plans, Home Savings sponsors a defined benefit health care plan that was curtailed in 2000 to provide postretirement medical benefits for employees who worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. The plan is unfunded and, as such, has no assets. Furthermore, the plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

monthly, with no pre-funding. The benefit obligation was measured on December 31, 2007 and 2006. Information about changes in obligations of the benefit plan follows:

	Year Ended December 31,
	2007	2006
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$4,015	$4,158
Service cost	—	2
Interest cost	221	221
Actuarial (gain)/loss	(668)	(89)
Benefits paid	(198)	(277)

Benefit obligation at end of the year	$3,370	$4,015

Funded status of the plan	$(3,370)	$(4,015)

Amounts recognized in accumulated other comprehensive income at December 31, 2007 and 2006 consists of the following:

	The Year Ended December 31,
	2007	2006
	(In thousands)

Net gains (losses)	$302	$(135)
Prior service credit (cost)	—	3

	$302	$(132)

Components of net periodic benefit cost/(gain) are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Service cost	$—	$2	$1
Interest cost	222	221	215
Expected return on plan assets	—	—	—
Net amortization of prior service cost	(1)	(1)	—
Recognized net actuarial gain	—	—	—

Net periodic benefit cost/(gain)	221	222	216

Net loss (gain)	665	—	—
Prior service cost (credit)	3	—	—
Amortization of prior service cost	—	—	—

Total recognized in other comprehensive income	668	—	—

Total recognized in net periodic benefit cost and other comprehensive income	$889	$222	$216

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.75%	5.75%	5.50%

The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits (i.e., health care cost trend rate) used in the 2007 valuation was 10% and was assumed to decrease to 5.0% for the year 2014 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reported. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2007:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$14	$(14)
Effect on the postretirement benefit obligation	221	(215)

United Community anticipates benefits payable over the next ten years as follows:

In thousands

2008	$290
2009	299
2010	306
2011	309
2012	308
2013-2017	1,428

Total	$2,940

401(k) Savings Plan

Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2007, 2006 and 2005, Home Savings’ match was 50% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the years ended 2007, 2006 and 2005, the expense related to this plan was approximately $531,000, $532,000 and $481,000, respectively.

Butler Wick also sponsors a defined contribution 401(k) savings plan and a profit sharing plan, which covers substantially all employees. Under the provisions of the plan, Butler Wick’s matching contribution is discretionary and may be changed from year to year. For 2007, 2006 and 2005, Butler Wick’s match was 25% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. Participants become 100% vested in Butler Wick contributions upon completion of six years of service. For the years ended 2007, 2006 and 2005, the expense related to this plan was approximately $200,000, $174,000 and $168,000, respectively.

Employee Stock Ownership Plan

In conjunction with the Conversion, United Community established an Employee Stock Ownership Plan (ESOP) for the benefit of the employees of United Community and Home Savings. All full-time employees who meet certain age and years of service criteria are eligible to participate in the ESOP. The ESOP is a tax-qualified retirement plan designed to invest primarily in the stock of United Community. The ESOP borrowed $26.8 million from United Community to purchase 2,677,250 shares in conjunction with the conversion. The term of the loan is 15 years and is being repaid primarily with contributions from Home Savings to the ESOP. Additionally, 1,598,810 shares were purchased with the return of capital distribution in 1999.

The loan is collateralized by the shares of common stock held by the ESOP. As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants on the basis of compensation as described in the plan. Compensation expense is determined by multiplying the average per share market price of United Community’s stock during the period by the number of shares to be released. United Community recognized approximately $2.7 million, $3.6 million and $3.3 million in compensation expense for the years ended December 31, 2007, 2006 and 2005, respectively, related to the ESOP. Unallocated shares are considered neither

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

outstanding shares for computation of basic earnings per share nor potentially dilutive securities for computation of diluted earnings per share. Dividends on unallocated ESOP shares are reflected as a reduction in the loan (and Home Savings’ contribution is reduced accordingly). During the years ended December 31, 2007, 2006 and 2005, 294,802 shares were released or committed to be released for allocation for each of these years. Shares remaining not released or committed to be released for allocation at December 31, 2007 totaled 1,531,753 and had a market value of approximately $8.5 million.

Retention Plan

In connection with the Butler Wick acquisition in 1999, United Community established and funded a $3.7 million retention plan into a Rabbi Trust. Participants in the retention plan became vested in their benefits after five years of service. Retention plan expense, including fair value adjustments related to the assets in the Rabbi Trust, was $57,000, $98,000, and $145,000 for 2007, 2006, and 2005.

Participants in the plan were permitted to select various mutual funds into which participants could direct their investments. Each participant was able to select up to four of these mutual funds in order to diversify his or her allocations, and was permitted to make changes in fund selections periodically. Participants were permitted to elect a lump sum distribution at vesting, or a distribution in equal annual installments over a period of time not to exceed five years. To the extent that the participant elected to be paid in installments, his or her account will continue to be credited with investment gains and debited with investment losses until his or her full investment is distributed from the plan. United Community accrued the deferred compensation obligation prorata over the vesting period through a charge to compensation expense. Plan assets are included in trading securities in United Community’s financial statements and are recorded at fair value. Until the final distribution is made, United Community will continue to record income or expense as the market value of the remaining plan assets and corresponding liability to participants fluctuates. Plan assets amounted to $312,000 and $559,000 at December 31, 2007 and 2006, respectively.

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

The 1999 Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The plan provides that option prices will not be less than the fair market value of the stock at the grant date. The maximum number of common shares that may be issued under the plan is 3,471,562, all of which were granted prior to December 31, 2004. All of the options awarded became exercisable on the date of grant. The option period expires 10 years from the date of grant. A summary of activity in the plan is as follows:

	For the Year Ended December 31, 2007
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value

Outstanding at beginning of year	2,068,558	$9.63
Granted	—	—
Exercised	(24,702)	7.12
Forfeited	—	—

Outstanding at end of period	2,043,856	$9.66	$—

Options exercisable at end of period	2,043,856	$9.66	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information related to the stock option plan during each year follows:

	2007	2006	2005
	(In thousands)

Intrinsic value of options exercised	$99	$512	$381
Cash received from option exercises	176	878	674
Tax benefit realized from option exercises	12	141	127
Weighted average fair value of options granted	—	—	—

Outstanding stock options have a weighted average remaining life of 5.03 years and may be exercised in the range of $6.66 to $12.73.

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares and is to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. No awards have been granted under the 2007 Plan in 2007.

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

Deferred Compensation Plan

Butler Wick Corp. sponsors a non-qualified deferred compensation plan for certain employees of Butler, Wick & Co., Inc. and Butler Wick Trust Company. Under the terms of the plan, employees can defer a portion of their compensation on a pre-tax basis. Butler Wick Corp. has established a Rabbi Trust in which to fund employee deferrals. Deferred amounts accumulate on a tax-free basis until paid to employees participating, at which time they become fully taxable. The plan was established in 2006 and employees deferred $252,000 in 2007 and $281,000 in 2006. Butler Wick Corp. did not make any matching or other contributions to plan participants.

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

Cash and cash equivalents, accrued interest receivable and payable and advance payments by borrowers for taxes and insurance — The carrying amounts as reported in the Statements of Financial Condition are a reasonable estimate of fair value due to their short-term nature.

Securities — Fair values are based on quoted market prices, dealer quotes and prices obtained from independent pricing services.

Loans held for sale — The fair value of loans held for sale is based on market quotes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2007 and 2006, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,		December 31,
	2007		2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Assets:
Cash and cash equivalents	$37,363	$37,363	$35,637	$35,637
Securities:
Trading	5,064	5,064	10,786	10,786
Available for sale	244,753	244,753	237,531	237,531
Loans held for sale	87,236	87,269	26,960	27,288
Loans, net	2,236,988	2,246,948	2,253,559	2,256,796
Federal Home Loan Bank stock	25,432	25,432	25,432	25,432
Accrued interest receivable	13,077	13,077	13,703	13,703
Liabilities:
Deposits:
Checking, savings and money market accounts	(704,644)	(704,644)	(668,820)	(668,820)
Certificates of deposit	(1,170,562)	(1,170,790)	(1,154,115)	(1,151,666)
Federal Home Loan Bank advances	(437,253)	(440,910)	(465,253)	(462,302)
Repurchase agreements and other	(149,533)	(152,827)	(98,511)	(98,550)
Advance payments by borrowers for taxes and insurance	(17,853)	(17,853)	(17,471)	(17,471)
Accrued interest payable	(7,837)	(7,837)	(2,842)	(2,842)

17.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings, net of amounts capitalized	$91,452	$84,208	$55,764
Interest capitalized on borrowings	30	19	42
Income taxes	13,146	13,050	9,615
Supplemental schedule of noncash activities:
Loans transferred to held for sale	76,493	—	74,144
Loans transferred from held for sale	—	—	37,075
Transfers from loans to real estate owned	14,356	4,814	4,935

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31,
	2007	2006
	(In thousands)

Assets
Cash and deposits with banks	$8,234	$811
Federal funds sold and other	—	27

Total cash and cash equivalents	8,234	838
Securities:
Trading	312	559
Available for sale	2,064	2,866
Note receivable from ESOP	13,071	15,033
Subordinated note receivable from Home Savings	30,000	30,000
Investment in subsidiary-Home Savings	237,430	235,058
Investment in subsidiary-Butler Wick	15,944	16,448
Other assets	131	149

Total assets	$307,186	$300,951

Liabilities and Shareholders’ Equity
Repurchase agreements and other	$36,300	$18,300
Accrued interest payable	243	101
Accrued expenses and other liabilities	929	1,217

Total liabilities	37,472	19,618

Total shareholders’ equity	269,714	281,333

Total liabilities and shareholders’ equity	$307,186	$300,951

Condensed Statements of Income

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Income
Cash dividends from subsidiaries	$9,000	$30,000	$7,000
Interest income	3,380	1,411	1,530
Non-interest income	31	60	166

Total income	12,411	31,471	8,696
Expenses
Interest expense	2,092	820	406
Non-interest expenses	2,419	1,405	1,395

Total expenses	4,511	2,225	1,801

Income before income taxes	7,900	29,246	6,895
Income tax (benefit) expense	(270)	(425)	(49)

Income before equity in undistributed net earnings of subsidiaries	8,170	29,671	6,944
Equity in undistributed net earnings of subsidiaries	(4,037)	(5,560)	16,253

Net income	$4,133	$24,111	$23,197

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows from Operating Activities
Net Income	$4,133	$24,111	$23,197
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of the subsidiaries	4,037	5,560	(16,253)
Security gains	—	—	(62)
Decrease in trading securities	247	433	998
Decrease (increase) in interest receivable	18	(18)	—
Decrease in other assets	—	27	1,128
Increase in accrued interest payable	142	50	47
Decrease in other liabilities	(64)	(712)	(1,948)

Net cash from operating activities	8,513	29,451	7,107

Cash Flows from Investing Activities
Proceeds from sale of:
Securities available for sale	—	—	99
Purchases of:
Securities available for sale	—	(36)	(227)
Investment in subordinated debt issued by Home Savings	—	(30,000)	—
ESOP loan repayment	1,263	1,044	875

Net cash from investing activities	1,263	(28,992)	747

Cash Flows from Financing Activities
Dividends paid	(10,847)	(10,401)	(9,462)
Net increase in borrowed funds	18,000	11,700	3,100
Purchase of treasury stock	(9,709)	(2,298)	(2,499)
Exercise of stock options	176	878	674

Net cash from financing activities	(2,380)	(121)	(8,187)

Increase (decrease) in cash and cash equivalents	7,396	338	(333)
Cash and cash equivalents, beginning of year	838	500	833

Cash and cash equivalents, end of year	$8,234	$838	$500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	SEGMENT INFORMATION

United Community has two principal segments, banking and investment services. Banking provides consumer and corporate banking services. Investment services provide investment brokerage and a network of integrated financial services. The accounting policies of the segments are the same as those described in Note 1. Condensed statements of income and selected financial information by operating segment for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Banking	Investment
	Services	Services	Eliminations	Total
	(In thousands)

2007
Results of Operations
Total interest income	$168,815	$1,135	—	$169,950
Total interest expense	96,103	345	—	96,448
Provision for loan losses	28,750	—	—	28,750
Net interest income after provision for loan losses	43,962	790	—	44,752
Non-interest income	14,303	32,597	—	46,900
Non-interest expense	55,640	29,688	—	85,328

Income before income taxes	2,625	3,699	—	6,324
Income taxes	911	1,280	—	2,191

Net income	$1,714	$2,419	—	$4,133

Selected Financial Information
Total assets	$2,739,729	$20,314	$(4)	$2,760,039
Capital expenditures	5,766	462	—	6,228
Depreciation and amortization	2,779	281	—	3,060

2006
Results of Operations
Total interest income	$163,763	$1,667	—	$165,430
Total interest expense	83,953	475	—	84,428
Provision for loan losses	4,347	—	—	4,347
Net interest income after provision for loan losses	75,463	1,192	—	76,655
Non-interest income	13,203	27,071	—	40,274
Non-interest expense	53,310	26,508	—	79,818

Income before income taxes	35,356	1,755	—	37,111
Income taxes	12,393	607	—	13,000

Net income	$22,963	$1,148	—	$24,111

Selected Financial Information
Total assets	$2,682,641	$20,923	$(19)	$2,703,545
Capital expenditures	4,086	335	—	4,421
Depreciation and amortization	2,503	281	—	2,784

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Banking	Investment
	Services	Services	Eliminations	Total
	(In thousands)

2005
Results of Operations
Total interest income	$133,794	$2,258	—	$136,052
Total interest expense	56,357	939	—	57,296
Provision for loan losses	3,028	—	—	3,028
Net interest income after provision for loan losses	74,409	1,319	—	75,728
Non-interest income	12,184	26,076	—	38,260
Non-interest expense	53,413	25,468	—	78,881

Income (loss) before income taxes	33,180	1,927	—	35,107
Income taxes	11,234	676	—	11,910

Net income (loss)	$21,946	$1,251	—	$23,197

Selected Financial Information
Total assets	$2,488,771	$40,122	$(43)	$2,528,850
Capital expenditures	5,029	320	—	5,349
Depreciation and amortization	2,026	321	—	2,347

20.	EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 714,247 shares were anti-dilutive for the years ended December 31, 2007 and 2006. Stock options for 754,403 shares were anti-dilutive for the year ended December 31, 2005.

	2007	2006	2005
	(In thousands, except per share data)

Basic Earnings Per Share:
Net income applicable to common stock	$4,133	$24,111	$23,197
Weighted average common shares outstanding	28,711	29,029	28,809

Basic earnings per share	$0.14	$0.83	$0.81

Diluted Earnings Per Share:
Net income applicable to common stock	$4,133	$24,111	$23,197
Weighted average common shares outstanding	28,711	29,029	28,809
Dilutive effect of stock options	115	375	330

Weighted average common shares outstanding for dilutive computation	28,826	29,404	29,139

Diluted earnings per share	$0.14	$0.82	$0.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized quarterly data for each of the years indicated.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Unaudited)
	(In thousands, except per share data)

2007:
Total interest income	$42,825	$42,004	$42,390	$42,731	$169,950
Total interest expense	23,424	23,852	24,512	24,660	96,448

Net interest income	19,401	18,152	17,878	18,071	73,502
Provision for loan losses	2,325	2,744	5,363	18,318	28,750
Non-interest income	11,417	12,217	12,109	11,157	46,900
Non-interest expense	21,242	21,500	20,732	21,854	85,328
Income tax expense (benefit)	2,581	2,195	1,309	(3,894)	2,191

Net income (loss)	$4,670	$3,930	$2,583	$(7,050)	$4,133

Earnings per share:
Basic	$0.16	$0.14	$0.09	$(0.25)	$0.14
Diluted	0.16	0.13	0.09	(0.25)	0.14

Beginning in the third quarter of 2007 and extending through the fourth quarter of 2007, increased loan delinquencies, charge-offs and foreclosures occurred, particularly within the construction portfolio. Because of these trends, the Company re-evaluated its estimate of probable losses and determined that a larger provision for loan losses were required in the third and fourth quarters of 2007.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share data)

2006:
Total interest income	$38,627	$41,647	$42,464	$42,692	$165,430
Total interest expense	17,936	20,611	22,492	23,389	84,428

Net interest income	20,691	21,036	19,972	19,303	81,002
Provision for loan losses	738	812	1,475	1,322	4,347
Non-interest income	9,809	9,533	10,199	10,733	40,274
Non-interest expense	20,356	20,126	19,365	19,971	79,818
Income tax expense	3,273	3,381	3,272	3,074	13,000

Net income	$6,133	$6,250	$6,059	$5,669	$24,111

Earnings per share:
Basic	$0.21	$0.22	$0.21	$0.19	$0.83
Diluted	0.21	0.21	0.21	0.19	0.82

The provision for loan losses increased between the second and third quarter 2006, as a result of an increase in the valuation allowance on impaired loans at the end of the third quarter. Refer to Note 4 regarding impaired loans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	BUSINESS COMBINATION

On July 24, 2007 United Community Financial Corp. (United Community) executed a definitive agreement for United Community to acquire PVF Capital Corp., the holding company for Park View Federal Savings Bank located in Solon, Ohio. Subject to approval of regulatory authorities, PVF Capital Corp. shareholders and United Community shareholders, each share of PVF Capital Corp. common stock will be exchanged for, at the election of each shareholder, $18.50 in cash, or 1.852 shares of United Community common stock, or a combination of $9.25 in cash and 0.926 shares of United Community common stock. United Community will account for the acquisition as a purchase and will include PVF Capital Corp.’s results of operations from the effective date of the acquisition in the appropriate financial statements. At the time of the announcement, PVF Capital Corp. had total assets of $908 million. Based on the closing price of United Community common stock as quoted on the Nasdaq Global Market of $7.52 on July 24, 2007, the parties value the consideration at $16.21 per share of PVF Capital Corp. common stock, for a total transaction consideration of $130.8 million. The complete copy of the press release announcing the acquisition can be found as an exhibit to Form 8-K filed with the Securities and Exchange Commission on July 26, 2007. On December 17, 2007, United Community announced a revision to the timetable for the completion of the pending merger. The complete copy of the press release announcing the timetable revision can be found as an exhibit to Form 8-K filed with the Securities and Exchange Commission on December 21, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
United Community Financial Corp.
Youngstown, Ohio

We have audited the accompanying consolidated statements of financial condition of United Community Financial Corp. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of United Community Financial Corp.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Financial Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Community Financial Corp.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2008 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Cleveland, Ohio
March 28, 2008

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of United Community Financial Corp. (United Community) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934). United Community’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. United Community’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of United Community; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of United Community are being made only in accordance with authorizations of management and directors of United Community; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of United Community’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of United Community’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that United Community maintained effective internal control over financial reporting as of December 31, 2007.

United Community’s independent registered public accounting firm has issued its report on the effectiveness of United Community’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

Douglas M. McKay, Chief Executive Officer	Patrick A. Kelly, Chief Financial Officer
March 28, 2008	March 28, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors
United Community Financial Corp.
Youngstown, Ohio

We have audited United Community Financial Corp.’s internal control over financial reporting as of December 31, 2007 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. United Community Financial Corp. management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, United Community Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of United Community Financial Corp. as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 28, 2008 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

Cleveland, Ohio
March 28, 2008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

United Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2007, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of United Community’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2007 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Additionally, there were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to affect, United Community’s internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” contained in Item 8 of this Form 10 K.

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information contained in the Proxy Statement for the 2008 Annual Meeting of Shareholders of United Community (Proxy Statement), to be filed with the Securities and Exchange Commission (Commission) on or about March 21, 2008, under the captions “Election of Directors,” “Incumbent Directors,” “Board Meetings, Committees and Compensation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

United Community maintains the United Community Financial Corp. 1999 Long-Term Incentive Plan (1999 Plan) and the United Community Financial Corp. Recognition and Retention Plan and Trust Agreement (RRP) under which it issued equity securities to its directors, officers and employees in exchange for goods or services. The 1999 Plan and the RRP were approved by United Community’s shareholders at the 1999 Special Meeting of Shareholders.

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares and is to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. No awards have been granted under the 2007 Plan in 2007.

The following table shows, as of December 31, 2007, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the 1999 Plan and the RRP, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities		Equity Compensation
	to be Issued Upon	Weighted-Average	Plans (Excluding
	Exercise of	Exercise Price of	Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))

Equity compensation plans approved by security holders	2,043,856	$9.66	2,037,156

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information contained in the Proxy Statement under the captions “Board Meetings, Committees and Compensation,” and “Compensation of Executive Officers — Certain Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the Proxy Statement under the caption “Audit Fees” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(c)	Exhibits

3.1	Articles of Incorporation
3.2	Amended Code of Regulations
10	Material Contracts
11	Statement Regarding Computation of Per Share Earnings
20	Proxy Statement for 2008 Annual Meeting of Shareholders
21	Subsidiaries of Registrant
23	Crowe Chizek and Company LLC Consent
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

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

UNITED COMMUNITY FINANCIAL CORP.

/s/ Douglas M. McKay
Douglas M. McKay, Chairman of the Board and
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Douglas M. McKay	/s/ Patrick A. Kelly
Douglas M. McKay, Chairman of the Board, Chief Executive Officer and Director	Patrick A. Kelly, Treasurer (Principal Financial Officer) Date: March 28, 2008
Date: March 28, 2008

/s/ Eugenia C. Atkinson	/s/ Richard J. Buoncore
Eugenia C. Atkinson, Director	Richard J. Buoncore, Director
Date: March 28, 2008	Date: March 28, 2008

/s/ Thomas J. Cavalier	/s/ David G. Lodge
Thomas J. Cavalier, Director Date: March 28, 2008	David G. Lodge, President, Chief Operating Officer and Director
Date: March 28, 2008

/s/ Richard J. Schiraldi	/s/ Clarence R. Smith
Richard J. Schiraldi, Director	Clarence R. Smith, Director
Date: March 28, 2008	Date: March 28, 2008

/s/ David C. Sweet	/s/ Donald J. Varner
David C. Sweet, Director	Donald J. Varner, Director
Date: March 28, 2008	Date: March 28, 2008

INDEX TO EXHIBITS

Exhibit
Number

3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) with the Securities and Exchange Commission (SEC), Exhibit 3.1
3.2	Amended Code of Regulations	Incorporated by reference to the 1998 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2
4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt
10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1
10.2	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Douglas M. McKay, dated December 31, 2004.	Incorporated by reference to the 2004 10-K/A filed by United Community on May 2, 2005 via Edgar, film number 04666159 (2004 10K/A), Exhibit 10.2
10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack, dated December 31, 2004.	Incorporated by reference to the 2004 10-K/A, Exhibit 10.3
10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick A. Kelly, dated December 31, 2004.	Incorporated by reference to the 2004 10-K/A, Exhibit 10.4
10.5	Employment Agreement between Butler Wick Corp. and Thomas J. Cavalier, dated August 12, 1999.	Incorporated by reference to the 1999 10-K filed by United Community on March 29, 2000 via Edgar, film number 582478, Exhibit 10.5
10.6	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and David G. Lodge, dated December 31, 2004.	Incorporated by reference to the 2004 10-K/A, Exhibit 10.6
10.7	United Community 1999 Long -Term Incentive Plan	Incorporated by reference to the Proxy Statement filed by United Community via Edgar on June 7, 1999, file number 9964170 (1999 Proxy), Exhibit A
10.8	United Community Recognition and Retention Plan and Trust Agreement	Incorporated by reference to the 1999 Proxy, Exhibit B
10.9	United Community 2007 Long-Term Incentive Plan	Incorporated by reference to the Proxy Statement filed by United Community via Edgar on March 21, 2007, film number 07715040, Exhibit A
10.10	Agreement and Plan of Merger	Incorporated by reference to the Form 8-K filed by United Community via Edgar on July 26, 2007, film number 071001103, Exhibit 2
10.11	Amendment to Agreement and Plan of Merger	Incorporated by reference to the Form 8-K filed by United Community via Edgar on October 1, 2007, film number 071145585, Exhibit 2
11	Statement Regarding Computation of Per Share Earnings	Incorporated by reference to Note 20 to the Financial Statements included in the Annual Report, Item 8.

Exhibit
Number

20	Proxy Statement for 2008 Annual Meeting of Shareholders	Incorporated by reference to the Proxy Statement, to be filed with the Securities and Exchange Commission on or about April 1, 2008.
21	Subsidiaries of Registrant
23	Crowe Chizek and Company LLC Consent
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer