Form 10-Q
period 2008-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2008-05-12
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,051,773 common shares as of April 30, 2008.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$32,102	$33,266
Federal funds sold and other	4,033	4,097

Total cash and cash equivalents	36,135	37,363

Securities:
Trading, at fair value	5,930	5,064
Available for sale, at fair value	307,597	244,753
Loans, net of allowance for loan losses of $33,202 and $32,006, respectively	2,215,917	2,236,988
Loans held for sale	13,268	87,236
Federal Home Loan Bank stock, at cost	25,764	25,432
Premises and equipment, net	27,140	27,521
Accrued interest receivable	11,691	13,077
Real estate owned and other repossessed assets	9,989	10,510
Goodwill	33,713	33,713
Core deposit intangible	1,091	1,169
Cash surrender value of life insurance	24,287	24,053
Other assets	14,196	13,160

Total assets	$2,726,718	$2,760,039

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,766,280	$1,768,757
Non-interest bearing	109,690	106,449

Total deposits	1,875,970	1,875,206
Federal Home Loan Bank advances	381,381	437,253
Repurchase agreements and other borrowings	168,857	149,533
Advance payments by borrowers for taxes and insurance	12,891	17,853
Accrued interest payable	8,002	7,837
Accrued expenses and other liabilities	5,681	2,643

Total liabilities	2,452,782	2,490,325

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued	146,962	146,683
Retained earnings	215,079	213,727
Accumulated other comprehensive income	2,796	661
Unearned employee stock ownership plan shares	(9,009)	(9,465)
Treasury stock, at cost, 7,752,684 shares	(81,892)	(81,892)

Total shareholders’ equity	273,936	269,714

Total liabilities and shareholders’ equity	$2,726,718	$2,760,039

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands, except per share data)
Interest income
Loans	$35,808	$39,003
Loans held for sale	188	256
Securities:
Trading	62	62
Available for sale	3,298	2,934
Federal Home Loan Bank stock dividends	332	400
Other interest earning assets	168	170

Total interest income	39,856	42,825
Interest expense
Deposits	17,036	16,722
Federal Home Loan Bank advances	3,692	5,347
Repurchase agreements and other	2,026	1,355

Total interest expense	22,754	23,424

Net interest income	17,102	19,401
Provision for loan losses	2,466	2,325

Net interest income after provision for loan losses	14,636	17,076

Non-interest income
Brokerage commissions	6,578	6,240
Service fees and other charges	3,455	3,573
Underwriting and investment banking	29	33
Net gains (losses):
Securities available for sale	931	—
Trading securities	(27)	5
Loans sold	2,184	663
Other	(140)	(24)
Other income	1,107	927

Total non-interest income	14,117	11,417

Non-interest expense
Salaries and employee benefits	14,729	14,282
Occupancy	1,336	1,148
Equipment and data processing	2,339	2,315
Franchise tax	591	564
Advertising	379	317
Amortization of core deposit intangible	78	100
Other expenses	3,063	2,516

Total non-interest expenses	22,515	21,242

Income before income taxes	6,238	7,251
Income taxes	2,195	2,581

Net income	$4,043	$4,670

Comprehensive income	$6,178	$5,108
Earnings per share
Basic	$0.14	$0.16
Diluted	$0.14	$0.16
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(Dollars in thousands, except share data)
Balance December 31, 2007	30,052	$146,683	$213,727	$661	$(9,465)	$(81,892)	$269,714
Comprehensive income:
Net income			4,043				4,043
Change in net unrealized gain/(loss) on securities, net of taxes of $1,150				2,135			2,135

Comprehensive income							6,178
Shares allocated to ESOP participants		(27)			456		429
Stock based compensation		306					306
Dividends paid, $0.095 per share			(2,691)				(2,691)

Balance March 31, 2008	30,052	$146,962	$215,079	$2,796	$(9,009)	$(81,892)	$273,936

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$4,043	$4,670
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,466	2,325
Net gains	(2,948)	(639)
Amortization of premiums and accretion of discounts	578	739
Depreciation and amortization	729	765
ESOP compensation	429	854
Stock based compensation	306	—
FHLB stock dividends	(332)	—
Decrease in trading securities	(893)	6,335
Decrease (increase) in interest receivable	1,386	138
Increase in prepaid and other assets	(1,792)	(2,046)
Increase in interest payable	165	1,977
Net principal disbursed on loans held for sale	(64,006)	(48,596)
Proceeds from sale of loans held for sale	140,158	62,168
Decrease in other liabilities	1,890	7,126

Net cash from operating activities	82,179	35,816

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Available for sale securities	18,773	16,852
Proceeds from sale of:
Available for sale securities	38,299	—
Real estate owned and other repossessed assets	3,654	636
Purchases of securities available for sale	(115,672)	(38,238)
Net principal repaid (disbursed) on loans	39,381	33,172
Loans purchased	(24,066)	(41,003)
Purchases of premises and equipment	(339)	(1,766)

Net cash from investing activities	(39,970)	(30,347)

Cash Flows from Financing Activities
Net increase in NOW, savings and money market accounts	47,846	23,927
Net decrease in certificates of deposit	(47,082)	(15,543)
Net decrease in advance payments by borrowers for taxes and insurance	(4,962)	(6,239)
Proceeds from FHLB advances	217,100	196,553
Repayment of FHLB advances	(272,972)	(237,768)
Net change in other borrowed funds	19,324	39,738
Dividends paid	(2,691)	(2,766)
Proceeds from the exercise of stock options	—	46
Purchase of treasury stock	—	(3,780)

Net cash from financing activities	(43,437)	(5,832)

Decrease in cash and cash equivalents	(1,228)	(363)
Cash and cash equivalents, beginning of period	37,363	35,637

Cash and cash equivalents, end of period	$36,135	$35,274

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
     1. BASIS OF PRESENTATION
United Community Financial Corp. (United Community) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings. Home Savings, a state-chartered savings bank, conducts business from its main office located in Youngstown, Ohio, 39 full-service branches and six loan production offices located throughout Ohio and western Pennsylvania. Butler Wick Corp. (Butler Wick) became a wholly owned subsidiary of United Community on August 12, 1999. Butler Wick is the parent company for two wholly-owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. Butler Wick conducts business from its main office located in Youngstown, Ohio and 22 offices located in northeastern Ohio, western Pennsylvania, and western New York.
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
The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, contained in United Community’s Form 10-K for the year ended December 31, 2007.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
     2. RECENT ACCOUNTING DEVELOPMENTS
In July 2006, the Emerging Issues Task Force (EITF) of FASB issued a draft abstract for EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangement. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard became effective for fiscal years beginning after December 15, 2007. At March 31, 2008, United Community and its subsidiaries owned $24.3 million of bank owned life insurance. The adoption of this standard had an immaterial impact on UCFC’s consolidated financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company’s adoption of this bulletin did not have a material impact on UCFC’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R) (revised version of SFAS No. 141), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date. SFAS No. 141(R) replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. The Company has not determined what impact this standard may have on UCFC’s consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company has not determined what impact this standard may have on UCFC’s consolidated financial statements.
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
On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 237,072 stock options granted in the first quarter of 2008 under the 2007 Plan. All of the options awarded became exercisable on the date of grant. The option period expires 10 years from the date of grant. The Company recognized $306,000 in expenses related to this grant.
A summary of activity in the plan is as follows:

	For the three months ended March 31, 2008
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)

Outstanding at beginning of year	2,043,856	$9.66
Granted	237,072	6.05
Exercised	—	—
Forfeited	—	—

Outstanding at end of period	2,280,928	$9.28	$35

Options exercisable at end of period	2,280,928	$9.28	$35

Information related to the stock option plan during the quarter follows (dollars in thousands):

March 31,
2008

Intrinsic value of options exercised	$—
Cash received from option exercises	—
Tax benefit realized from option exercises	—
Weighted average fair value of options granted	1.29
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercises and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the US Treasury yield curve in effect at that time of the grant.
The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	3.03%
Expected term (years)	5
Expected stock volatility	40.1
Dividend yield	6.28%
Outstanding stock options have a weighted average remaining life of 5.31 years and may be exercised in the range of $6.05 to $12.73.
     4. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	March 31, 2008			December 31, 2007
			(Dollars in thousands)
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
U.S. Treasury and government sponsored entities’ securities	$47,657	$893	$—	$84,388	$337	$(126)
Equity securities	7,006	138	(469)	7,064	221	(494)
Mortgage-related securities	252,934	3,259	(64)	153,301	977	(443)

Total	$307,597	$4,290	$(533)	$244,753	$1,535	$(1,063)

United Community’s trading securities are carried at fair value and consist of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
US Treasury and government sponsored entities	$1,547	$1,054
State and municipal obligations	3,805	3,636
Corporate bonds, debentures and notes	266	62
Mutual funds	312	312

Total trading securities	$5,930	$5,064

     5. LOANS
Portfolio loans consist of the following:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$865,576	$871,019
Multifamily residential	177,994	179,535
Nonresidential	358,518	359,070
Land	23,307	22,818
Construction:
One- to four-family residential	349,610	357,153
Multifamily and non-residential	29,344	25,191

Total real estate	1,804,349	1,814,786
Consumer	345,805	349,447
Commercial	97,359	103,208

Total loans	2,247,513	2,267,441
Less:
Allowance for loan losses	33,202	32,006
Deferred loan fees, net	(1,606)	(1,553)

Total	31,596	30,453

Loans, net	$2,215,917	$2,236,988

     Changes in the allowance for loan loss are as follows:

	As of or For the
	Three Months	As of or For the
	Ended	Year Ended
	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$32,006	$16,955
Provision for loan losses	2,466	28,750
Amounts charged off	(1,597)	(14,220)
Recoveries	327	521

Balance, end of period	$33,202	$32,006

Non-accrual loans were $99.8 million and $97.5 million at March 31, 2008, and December 31, 2007, respectively. Restructured loans were $2.9 million at March 31, 2008 and $2.3 million at December 31, 2007. Loans greater than 90 days past due and still accruing interest were $1.7 million and $1.2 million at March 31, 2008 and December 31, 2007, respectively.
Impaired loans consist of the following:

	As of or For the	As of or For
	Three	the Year
	Months Ended	Ended
	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$33,466	$30,475
Impaired loans on which a specific valuation allowance was provided	51,785	53,902

Total impaired loans at period-end	$85,251	$84,377

Specific valuation allowances on impaired loans at period-end	$12,902	$13,165
Average impaired loans during the period	84,814	63,468
Interest income recognized on impaired loans during the period	83	348
Interest income received on impaired loans during the period	83	348
     6. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $945.9 million at March 31, 2008, and $876.1 million at December 31, 2007.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	As of or for the
	Three Months	As of or for the
	Ended	Year Ended
	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$6,184	$6,820
Originations	852	1,268
Sale of servicing	—	—
Amortized to expense	(541)	(1,904)

Balance, end of period	$6,495	$6,184

Activity in the valuation allowance for mortgage servicing rights was as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$(562)	$(435)
Impairment charges	—	(562)
Recoveries	19	435

Balance, end of period	$(543)	$(562)

Fair value of mortgage servicing rights as of March 31, 2008 was approximately $9.7 million and at December 31, 2007 was $8.7 million.

Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2008 and December 31, 2007 were as follows:

	March 31,	December 31,
	2008	2007
Weighted average prepayment rate	267 PSA	272 PSA
Weighted average life (in years)	4.57	3.87
Weighted average discount rate	8%	8%
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
Components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Service cost	$—	$—
Interest cost	48	56
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Net amortization of actuarial gain	(3)	—

Net periodic benefit cost	$45	$56

Assumptions used in the valuations were as follows:
Weighted average discount rate	6.00%	5.75%
     8. FAIR VALUE MEASUREMENT
Statement 157 establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.
The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
		Assets	Observable	Inputs
	March 31, 2008	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Trading securities	$5,930	$5,930	$—	$—
Available for sale securities	307,597	2,006	305,591	—
Loans held for sale	13,268	13,268	—	—
Mortgage servicing rights	6,495	—	9,697	—
Impaired loans	85,251	—	—	72,349
The Company did not recognize any impairment charges for assets listed above for the period ending March 31, 2008.
     9. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	March 31, 2008	March 31, 2007
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings, net of amounts capitalized	$22,589	$21,447
Interest capitalized on borrowings	—	10
Income taxes	—	—
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	3,274	3,787

10. SEGMENT INFORMATION
United Community has two principal segments, banking and investment services. Banking provides consumer and commercial banking services. Investment services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three months ended March 31, 2008 and 2007 are as follows:

	For the Three Months Ended March 31, 2008
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$39,627	$229	$39,856
Interest expense	22,685	69	22,754
Provision for loan loss	2,466	—	2,466

Net interest income after provision for loan loss	14,476	160	14,636
Non-interest income	6,270	7,847	14,117
Non-interest expense	14,964	7,551	22,515

Income before tax	5,782	456	6,238
Income tax expense	2,018	177	2,195

Net income	$3,764	$279	$4,043

	For the Three Months Ended March 31, 2007
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$42,570	$255	$42,825
Interest expense	23,331	93	23,424
Provision for loan loss	2,325	—	2,325

Net interest income after provision for loan loss	16,914	162	17,076
Non-interest income	3,617	7,800	11,417
Non-interest expense	14,089	7,153	21,242

Income before tax	6,442	809	7,251
Income tax expense	2,298	283	2,581

Net income	$4,144	$526	$4,670

     11. EARNINGS PER SHARE
Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. There were no stock options that were antidilutive for the period ending March 31, 2008. There were stock options for 717,247 shares that were antidilutive for the period ending March 31, 2007.

	For the Three Months
	Ended March 31,
	2008	2007
	(Dollars in thousands,
	except per share data)
Net income applicable to common stock	$4,043	$4,670

Weighted average common shares outstanding	28,545	29,126
Dilutive effect of stock options	—	331

Weighted average common shares outstanding for dilutive computation	28,545	29,457

Basic earnings per share as reported	$0.14	$0.16
Diluted earnings per share as reported	$0.14	$0.16
     12. BUSINESS COMBINATION
On July 24, 2007 United Community executed a definitive agreement for United Community to acquire PVF Capital Corp., the holding company for Park View Federal Savings Bank located in Solon, Ohio. On April 1, 2008, United Community announced that the acquisition agreement had been terminated by PVF Capital and Park View.
     13. OTHER BORROWINGS
Included in other borrowings is $32.3 million outstanding at March 31, 2008 under a Credit Agreement between JP Morgan Chase Bank, N.A., and United Community, dated September 12, 2005, as amended on July 18, 2007, and March 28, 2008, (the “Credit Agreement”). The Credit Agreement provided United Community with a line of credit of up to $40.0 million.
The Credit Agreement sets forth numerous covenants with which United Community must comply. At December 31, 2007, the ratio of Home Savings’ loans past due 90 days or more and still accruing interest, all non-accrual loans, all restructured loans and leases and all other non-performing loans to its total loans and Other Real Estate Owned exceeded the level permitted in the Credit Agreement. JP Morgan Chase would not agree to waive the default and notified United Community that it would not advance any new funds and that a default rate of interest equal to one month LIBOR plus 5.25% would be charged on the outstanding principal balance.
On March 28, 2008, United Community and JP Morgan Chase amended the Credit Agreement to provide, among other things, (1) a waiver of all existing defaults under the credit agreement, (2) that no new funds would be advanced to United Community on the line of credit, and (3) an increase in the allowable non-performing asset ratio to 6.50% of total loans and REO. As of March 31, 2008, that ratio was 5.07%. Furthermore, on March 28, 2008, United Community paid $4.0 million in principal to bring the balance to $32.3 million at quarter end.
On April 9, 2008, United Community paid an additional $16.0 million in principal to bring the balance to $16.3 million at April 30, 2008. All borrowings under the Credit Agreement are due on August 31, 2008.

ITEM 2. Management’s discussion and analysis of financial condition and results of operations

Selected financial ratios and other data: (1)	At or For the Three Months Ended
	March 31,
	2008	2007
Performance ratios:
Return on average assets (2)	0.59%	0.69%
Return on average equity (3)	5.72%	6.49%
Interest rate spread (4)	2.23%	2.56%
Net interest margin (5)	2.63%	3.03%
Non-interest expense to average assets	3.28%	3.14%
Efficiency ratio (6)	73.67%	68.56%
Average interest-earning assets to average interest-bearing liabilities	111.70%	112.72%
Capital ratios:
Average equity to average assets	10.28%	10.65%
Equity to assets, end of period	10.05%	10.35%
Tier 1 leverage ratio	7.67%	7.80%
Tier 1 risk-based capital ratio	9.83%	9.67%
Total risk-based capital ratio	12.51%	11.95%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	4.71%	2.51%
Non-performing assets to average assets (8)	4.16%	2.33%
Non-performing assets to total assets at end of period	4.20%	2.32%
Allowance for loan losses as a percent of loans	1.48%	0.82%
Allowance for loan losses as a percent of non-performing loans (7)	31.79%	32.83%
Office data:
Number of full service banking offices	39	38
Number of loan production offices	6	5
Number of brokerage offices	21	20
Number of trust offices	2	2
Per share data:
Basic earnings per share (9)	$0.14	$0.16
Diluted earnings per share (9)	$0.14	$0.16
Book value (10)	$9.12	$9.16
Tangible book value (11)	$7.96	$8.02
Market value as a percent of book value (12)	68%	121%

(1)	Ratios for the three month period are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Nonperforming loans consist of loans ninety days past due, loans less than ninety days past due and not accruing interest and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate owned and other repossessed assets.

(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Closing price of UCFC shares on March 31, 2008, divided by book value.

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
Comparison of Financial Condition at March 31, 2008 and December 31, 2007
Total assets decreased by $33.3 million to $2.7 billion at March 31, 2008, compared to December 31, 2007. The net change in assets consisted of decreases of $21.1 million in net loans, $74.0 million in loans held for sale, $1.4 million in accrued interest receivable, $1.2 million in cash and cash equivalents and $521,000 in real estate owned and other repossessed assets. These decreases were offset by increases in available for sale securities of $62.8 million, trading securities of $866,000 and other assets of $1.0 million.
Cash and cash equivalents decreased $1.2 million during the first three months of 2008. The change primarily is attributable to the repayment of advances from the Federal Home Loan Bank and the purchases of available for sale securities during the period.
The trading securities portfolio increased $866,000, or 17.1%, to $5.9 million at March 31, 2008, from $5.1 million at December 31, 2007. This change was a result of increases in Butler Wick’s portfolio of $493,000 in government securities, $204,000 in corporate securities and $169,000 in municipal securities. Butler Wick’s increase in trading securities is due to normal trading activity and what the Company holds in inventory over the end of the period.
Available for sale securities increased $62.8 million, or 25.7%, from December 31, 2007, to March 31, 2008. Home Savings had purchased $115.7 million in securities during the first quarter of 2008, which were offset partially by sales of $37.4 million at Home Savings. Paydowns and maturities of $18.3 million at Home Savings and $505,000 at Butler Wick also contributed to the offset. The remaining difference is primarily a result of changes in the market valuation of the portfolio, net of any amortization or accretion.
Net loans decreased $21.1 million from December 31, 2007, to March 31, 2008. Real estate loans decreased $10.4 million, consumer loans decreased $3.6 million, and commercial loans decreased $5.8 million. The overall decline in loans is attributable primarily to higher paydowns as compared to originations during the period.
The allowance for loan losses increased to $33.2 million, or 1.48% of portfolio loans as of March 31, 2008, from $32.0 million or 1.41% of portfolio loans as of December 31, 2007, management establishes the allowance for loan losses at a level it believes adequate to absorb probable losses incurred in the loan portfolio. Management bases its determination of the adequacy of the allowance upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio, current economic conditions, and results of regulatory examinations. Furthermore, in determining the level of the allowance for loan loss, management reviews and evaluates on a monthly basis the necessity of a reserve for individual loans classified by management. The specifically allocated reserve for a classified loan is determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Home Savings. Once a review is completed, the need for a specific reserve is determined by the Home Savings Asset Review Committee and allocated to the loan. Other loans not reviewed specifically by management are evaluated as a homogeneous group of loans (single-family residential mortgage loans and all consumer credit except marine loans) using the historical charge-off experience ratio calculated by type of loan. The historical charge-off experience ratio considers the homogeneous nature of the loans, the geographical lending areas involved, regulatory examination findings, specific grading systems applied, and any other known factors that may impact the ratios used. Specific reserves on individual loans and historical ratios are reviewed periodically and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends, or actual principal charge-offs. When evaluating the adequacy of the allowance for loan losses, consideration is given to geographic concentration and the effect changing economic conditions have on Home Savings. These estimates particularly are susceptible to changes that could result in a material adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

	Allowance For Loan Losses
	December 31,				March 31,
	2007	Provision	Recovery	Chargeoff	2008
Real Estate Loans
Permanent
One-to four-family	$2,803	$(150)	$—	$(146)	$2,507
Multifamily residential	2,365	1,044	3	(243)	3,169
Nonresidential	4,488	251	2	—	4,741
Land	629	(100)	—	—	529

Total	10,285	1,045	5	(389)	10,946

Construction Loans
One-to four-family residential	11,892	1,278	—	(777)	12,393
Multifamily and nonresidential	607	41	—	—	648

Total	12,499	1,319	—	(777)	13,041

Consumer Loans
Home Equity	1,260	(32)	—	(14)	1,214
Auto	447	59	8	(30)	484
Marine	1,468	(160)	53	(4)	1,357
Recreational vehicle	2,050	(445)	60	(194)	1,471
Other	260	167	100	(156)	371

Total	5,485	(411)	221	(398)	4,897

Commercial Loans
Secured	2,375	422	—	(33)	2,764
Unsecured	1,362	91	101	—	1,554

Total	3,737	513	101	(33)	4,318

Total Allowance	$32,006	$2,466	$327	$(1,597)	$33,202

Nonperforming loans consist of loans past due 90 days or more, loans past due less than 90 days that are on nonaccrual status, and restructured loans. Nonperforming loans were $104.4 million, or 4.71% of net loans, at March 31, 2008, compared to $101.1 million, or 4.52% of net loans, at December 31, 2007. The schedule below summarizes the change in nonperforming loans for the first quarter of 2008.

Nonperforming Loans
	March 31,	December 31,		2008 Interest
	2008	2007	Change	Foregone
Real Estate Loans
Permanent
One-to four-family	$14,242	$12,752	$1,490	$198
Multifamily residential	15,857	13,604	2,253	246
Nonresidential	13,762	13,597	165	476
Land	3,700	3,700	—	114

Total	47,561	43,653	3,908	1,034

Construction Loans
One-to four-family residential	43,349	44,680	(1,331)	1,036
Multifamily and nonresidential	825	825	—	27

Total	44,174	45,505	(1,331)	1,063

Consumer Loans
Home Equity	2,747	2,454	293	49
Auto	212	211	1	(2)
Marine	1,752	1,714	38	27
Recreational vehicle	519	376	143	3
Other	72	64	8	—

Total	5,302	4,819	483	77

Commercial Loans
Secured	4,344	4,554	(210)	77
Unsecured	184	184	—	3

Total	4,528	4,738	(210)	80

Restructured Loans	2,869	2,341	528	—

Total Nonperforming Loans	$104,434	$101,056	$3,378	$2,254

The $2.3 million change in nonperforming loans secured by multifamily properties was primarily a result of a loan secured by multifamily rental properties in the Flint, Michigan area that became past-due 90 days during the first quarter of 2008. The $1.5 million increase in nonperforming one-to four-family permanent loans was the result of an overall change in the homogeneous portfolio. The decrease in nonperforming construction loans was primarily the result of Home Savings taking into possession property collateralizing three lending relationships in the first quarter of 2008. Although the rate of new delinquencies, charge-offs and foreclosures returned to more normalized levels in the first quarter of 2008, compared to the changes experienced in 2007, no assurance can be given that these levels will prevail throughout the remainder of 2008.
A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect both the contractual interest payments and the contractual principal payments, as scheduled in the loan agreement. The net increase in impaired loans, as shown in the following table, of $874,000 during the period relates primarily to the previously mentioned loan secured by multifamily rental properties in the Flint, Michigan area.

Impaired Loans
	March 31,	December 31,
	2008	2007	Change
Real Estate Loans
Permanent
One-to four-family	$2,679	$2,681	$(2)
Multifamily residential	16,138	13,604	2,534
Nonresidential	13,901	13,597	304
Land	3,700	3,700	—

Total	36,418	33,582	2,836

Construction Loans
One-to four-family residential	41,729	43,518	(1,789)
Multifamily and nonresidential	825	825	—

Total	42,554	44,343	(1,789)

Consumer Loans
Home Equity	—	—	—
Auto	—	—	—
Boat	1,751	1,714	37
Recreational vehicle	—	—	—
Other	—	—	—

Total	1,751	1,714	37

Commercial Loans
Secured	4,344	4,554	(210)
Unsecured	184	184	—

Total	4,528	4,738	(210)

Total Impaired Loans	$85,251	$84,377	$874

Other nonperforming assets, consisting of real estate and other consumer property acquired in the settlement of loans, were $10.0 million at March 31, 2008, compared to $10.5 million at December 31, 2007. The $521,000 decrease is primarily attributable to the disposition of land with a value of $3.1 million being sold in the first quarter of 2008. This disposition was offset by the Company taking possession of land securing five loans to one borrower valued at $2.0 million and loans to two borrowers valued at $434,000. Other consumer property, such as boats, recreational vehicles, and automobiles that were received by the Company in the satisfaction of loans makes up the remainder of the change.
Loans held for sale decreased $74.0 million, or 84.8%, to $13.3 million at March 31, 2008, compared to $87.2 million at December 31, 2007. The change in loans held for sale was due largely to loans that were designated for sale in the fourth quarter of 2007 and were sold in February 2008, with a gain of $1.5 million. Home Savings sells loans as part of its risk management strategy and anticipates doing so in the future.
Federal Home Loan Bank stock grew to $25.8 million at March 31, 2008, compared to $25.4 million at December 31, 2007. During the first three months of 2008, the Federal Home Loan Bank paid a stock dividend in lieu of a cash dividend to its member banks.
Home Savings maintains a reserve for uncollected interest for loans on non-accrual status that represents the reduction in interest income from the time the borrower stopped making payments until the loan is repaid, charged off or the default is cured and performance resumes. This was the primary reason that accrued interest receivable decreased $1.4 million to $11.7 million at March 31, 2008, compared to $13.1 million at December 31, 2007. The reserve for uncollected interest on mortgage loans increased $1.3 million and the reserve for uncollected installment loan interest, including lines of credit, increased $92,000 and the reserve for uncollected commercial loan interest increased $882,000. Partially offsetting these increased reserves was an increase in accrued interest due from mortgage loans of $643,000, commercial loans of $300,000 and mortgage-backed securities of $416,000.

Other assets increased $1.0 million to $14.2 million at March 31, 2008, compared to $13.2 million at December 31, 2007. Home Savings had increases in prepaid Ohio franchise tax of $995,000, cash due on payments of mortgage-backed securities of $419,000 and $331,000 in deferred mortgage servicing rights. Butler Wick had an increase in receivables due from customers and brokers and an increase in other assets, such as deferred taxes and prepaid assets, of $586,000.
Total deposits increased $764,000 to $1.9 billion at March 31, 2008, compared to December 31, 2007. This change was due primarily to a decrease of $47.1 million in certificates of deposit and a $4.5 million decrease in savings accounts offset by a $52.4 million increase in money market accounts and other demand deposit accounts.
Federal Home Loan Bank advances decreased $55.9 million during the first three months of 2008, reflecting decreases in overnight advances of $50.7 million and term advances of $5.1 million. Repurchase agreements and other borrowed funds increased $19.3 million to $168.9 million at March 31, 2008 from $149.5 million at December 31, 2007. The Company used funds from the sale of loans in the first quarter to paydown short term advances.
Advance payments by borrowers for taxes and insurance decreased $5.0 million during the first three months of 2008. Payments for real estate taxes and property insurance made on behalf of customers of Home Savings account for $3.2 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $1.8 million.
Accrued expenses and other liabilities increased $3.0 million, or 114.9% to $5.7 million at March 31, 2008 from $2.6 million at December 31, 2007. Home Savings had increases in accrued federal income tax expenses of $2.6 million due to increased income and accrued liabilities for official check remittances of $1.3 million. These increases were offset by a decrease in deferred tax liabilities related to securities.
Shareholders’ equity increased $4.2 million, to $273.9 million at March 31, 2008, from $269.7 million at December 31, 2007. Earnings from Home Savings and Butler Wick for the first three months of 2008 were offset by dividend payments to shareholders of $2.7 million. There were no treasury shares purchased during the first quarter of 2008.
Comparison of Operating Results for the Three Months Ended
March 31, 2008 and March 31, 2007
Net Income. Net income for the three months ended March 31, 2008, was $4.0 million, or $0.14 per diluted share, compared to net income of $4.7 million, or $0.16 per diluted share, for the three months ended March 31, 2007. During the first quarter of 2008, net interest income decreased $2.3 million, the provision for loan losses increased $141,000 and non-interest expense increased $1.3 million. These changes were offset by an increase in non-interest income of $2.7 million and a decrease in the provision for income taxes of $386,000. The Company’s annualized return on average assets and return on average equity were 0.59% and 5.72%, respectively, for the three months ended March 31, 2008. The annualized return on average assets and return on average equity for the comparable period in 2007 were 0.69% and 6.49%, respectively.
Net Interest Income. Net interest income for the quarter ended March 31, 2008, was $17.1 million compared to $19.4 million for the same period last year. Interest income decreased $3.0 million for the first quarter of 2008 compared to the first quarter of 2007. The change in interest income was due primarily to decreases in interest earned on net loans. Despite an increase in the average balance of net loans of $20.4 million, the rate earned on those loans decreased 62 basis points. This decrease was offset partially by an increase in interest earned on available for sale securities, as the average balance of those assets grew by $21.2 million and the yield earned on those securities increased 17 basis points.
Total interest expense decreased $670,000 for the quarter ended March 31, 2008, as compared to the same quarter last year. The change was due primarily to lower interest paid on Federal Home Loan Bank advances of $1.7 million, offset by rising interest expense on deposits of $314,000 and repurchase agreements and other borrowings of $671,000.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was due to a decrease in the average balance of those funds of $51.1 million and a rate decrease on those borrowings of 106 basis points over the year. As previously mentioned, the Company had sold loans in February 2008 that were designated for sale in the fourth quarter of 2007. Some of the proceeds from that sale were used to pay down these advances. Additionally, the rate at which the Company can borrow funds in the short term from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to drop the federal funds rate over the past year.
Interest expense on deposits increased $314,000 due primarily to the overall increase in the average balance of interest bearing deposits of $54.9 million, minimally offset by the decline in the rate paid on these deposits of five basis points. The increase in interest expense on repurchase agreements and other borrowings was due primarily to increases in the average balance of these financing alternatives of $47.8 million and in the rate paid on these borrowings of 22 basis points.
The following table provides shows the impact of interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended March 31, 2008, was 2.23% compared to 2.56% for the quarter ended March 31, 2007. Net interest margin compressed 40 basis points to 2.63% for the three months ended March 31, 2008 compared to 3.03% for the same quarter in 2007.

	For the Three Months Ended March 31,
	2008 vs. 2007
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(3,551)	$356	$(3,195)
Loans held for sale	42	(110)	(68)
Investment securities:
Trading	—	—	—
Available for sale	106	258	364
FHLB stock	(68)	—	(68)
Other interest-earning assets	14	(16)	(2)

Total interest-earning assets	$(3,457)	$488	$(2,969)

Interest-bearing liabilities:
Savings accounts	6	(20)	(14)
NOW and money market accounts	(1,040)	852	(188)
Certificates of deposit	299	217	516
Federal Home Loan Bank advances	(1,082)	(573)	(1,655)
Repurchase agreements and other	65	606	671

Total interest-bearing liabilities	$(1,752)	$1,082	(670)

Change in net interest income			$(2,299)

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $141,000, to $2.5 million for the three months ended March 31, 2008, compared to $2.3 million for the same period in 2007. The $2.5 million provision was primarily the result of the monthly assessment of the portfolio and the replacement of reserves for loans charged off during the period.
Non-interest Income. Non-interest income increased $2.7 million, or 23.6%, to $14.1 million for the three months ended March 31, 2008, from $11.4 million for the three months ended March 31, 2007, due to increased gains recognized on the sale of loans and the sale of available for sale securities. In addition to $51.5 million of loans sold that are originated for resale, $76.5 million of loans were designated for sale in the fourth quarter of 2007 and were sold in February 2008, with a gain of $1.5 million compared to gains on loan sales of $663,000 in the first quarter of 2007. In the first quarter of 2008, Home Savings sold callable agency securities classified as available for sale and recognized a gain of approximately $743,000. The remaining gain recognized was the result of Home Savings ownership interest in Visa, Inc.
Non-interest Expense. Total non-interest expense increased $1.3 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. The increase is due primarily to an increase in salaries and employee benefits which increased $447,000, or 3.1%, attributable primarily to increased salaries and employee benefits incurred because of incentive accruals, merit increases and the issuance of stock options to certain employees. Also contributing to the increase was higher other operating expenses, such as legal expenses and expenses incurred in the maintenance of other real estate owned, incurred in the first quarter of 2008 as compared to the first quarter of 2007.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended March 31, 2008 and 2007. Average balance calculations were based on daily balances.

	Three Months Ended March 31,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
			(Dollars In thousands)
Interest-earning assets:
Net loans (1)	$2,275,133	$35,808	6.30%	$2,254,767	$39,003	6.92%
Net loans held for sale	15,014	188	5.01%	23,182	256	4.42%
Investment securities:
Trading	6,733	62	3.68%	7,062	62	3.51%
Available for sale	268,162	3,298	4.92%	246,986	2,934	4.75%
FHLB stock	25,436	332	5.22%	25,432	400	6.29%
Other interest-earning assets	8,039	168	8.36%	6,667	170	10.20%

Total interest-earning assets	2,598,517	39,856	6.14%	2,564,096	42,825	6.68%

Noninterest-earning assets	150,754			139,343

Total assets	$2,749,271			$2,703,439

Interest-bearing liabilities:
NOW and money market accounts	$432,893	$3,058	2.83%	$377,914	$3,246	3.44%
Savings accounts	175,442	183	0.42%	194,219	197	0.41%
Certificates of deposit	1,169,251	13,795	4.72%	1,150,602	13,279	4.62%
Federal Home Loan Bank advances	389,582	3,692	3.79%	440,719	5,347	4.85%
Repurchase agreements and other	159,159	2,026	5.09%	111,343	1,355	4.87%

Total interest-bearing liabilities	2,326,327	22,754	3.91%	2,274,797	23,424	4.12%

Noninterest-bearing liabilities	140,192			140,720

Total liabilities	2,466,519			2,415,517
Equity	282,752			287,922

Total liabilities and equity	$2,749,271			$2,703,439

Net interest income and interest rate spread		$17,102	2.23%		$19,401	2.56%

Net interest margin			2.63%			3.03%
Average interest-earning assets to average interest-bearing liabilities			111.70%			112.72%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. Due to the current low level of treasury rates, values for a decline in rates of 200 and 300 basis points are not calculated. As noted, for the quarter ended March 31, 2008, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter ended March 31, 2008
NPV as % of portfolio value of assets				Next 12 months net interest income
				(Dollars in thousands)
Change
in rates
(Basis		Internal policy			Internal policy
points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	7.62%	5.00%	(1.28)%	$(5,719)	(15.00)%	(7.05)%
+200	8.38	6.00	(0.52)	(3,786)	(10.00)	(4.66)
+100	8.85	6.00	(0.05)	(2,179)	(5.00)	(2.68)
Static	8.90	7.00	—	—	—	—
(100)	8.61	6.00	(0.29)	(1,486)	(5.00)	(1.83)
(200)	—	6.00	—	—	(15.00)	—
(300)	—	5.00	—	—	(20.00)	—

Year Ended December 31, 2007
NPV as % of portfolio value of assets				Next 12 months net interest income
Change				(Dollars in thousands)
in rates
(Basis		Internal policy			Internal policy
points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change
+300	7.99%	5.00%	(1.48)%	$(7,009)	(15.00)%	(9.93)%
+200	8.73	6.00	(0.75)	(4,353)	(10.00)	(6.17)
+100	9.29	6.00	(0.18)	(2,139)	(5.00)	(3.03)
Static	9.47	7.00	—	—	—	—
(100)	9.53	6.00	0.05	2,723	(5.00)	3.86
(200)	8.82	6.00	(0.66)	3,467	(15.00)	4.91
(300)	7.90	5.00	(1.57)	3,397	(20.00)	4.81
Due to changes in the composition of Home Savings’ funding mix since December 2007, Home Savings reduced some of its sensitivity to rising rates. Home Savings remains liability sensitive. Management is comfortable with Home Savings’ interest rate risk position and with its outlook for interest rates over the next year.
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
ITEM 4. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2008. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended March 31, 2008, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to affect materially United Community’s internal controls over financial reporting.

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
ITEM 1A — Risk Factors
There have been no significant changes in the Company’s risk factors as outlined in the Company’s Form 10-K for the period ended December 31, 2007.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There have been no purchases of treasury shares during the quarter ended March 31, 2008.
ITEM 4 — Submission of Matters to a Vote of Security Holders
On April 24, 2008, United Community held its Annual Meeting of Shareholders. At the Annual Meeting, two matters were submitted to shareholders for a vote. First, shareholders elected three directors with terms expiring in 2011 by the following votes:

Director	For	Withheld
Richard J. Buoncore	20,944,798	1,259,706

Richard J. Schiraldi	21,013,206	1,191,298

David C. Sweet	20,663,788	1,540,716
The following directors’ terms continued after the Annual Meeting: Douglas M. McKay, Thomas J. Cavalier, Donald J. Varner, Eugenia C. Atkinson, David G. Lodge, and Clarence R. Smith, Jr.
The shareholders also ratified the selection of Crowe Chizek and Company LLC as auditors for the 2008 fiscal year by the following vote:

For	Against	Abstain
21,793,914	173,085	237,505
ITEM 6 — Exhibits
     Exhibits

Exhibit
Number	Description

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: May 12, 2008	/S/ Douglas M. McKay

Douglas M. McKay, Chief Executive Officer

Date: May 12, 2008	/S/ Patrick A. Kelly

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