Form 10-Q
period 2008-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2008-08-07
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Yes  ☑                              No  ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
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
30,051,773 common shares as of July 31, 2008.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$38,660	$33,266
Federal funds sold and other	5,260	4,097

Total cash and cash equivalents	43,920	37,363

Securities:
Trading, at fair value	8,691	5,064
Available for sale, at fair value	309,413	244,753
Loans, net of allowance for loan losses of $28,900 and $32,006, respectively	2,209,924	2,236,988
Loans held for sale	11,237	87,236
Federal Home Loan Bank stock, at cost	26,112	25,432
Premises and equipment, net	26,777	27,521
Accrued interest receivable	11,444	13,077
Real estate owned and other repossessed assets	21,517	10,510
Goodwill	33,593	33,593
Core deposit intangible	1,018	1,169
Cash surrender value of life insurance	24,524	24,053
Other assets	18,991	13,280

Total assets	$2,747,161	$2,760,039

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,739,503	$1,768,757
Non-interest bearing	114,889	106,449

Total deposits	1,854,392	1,875,206
Federal Home Loan Bank advances	444,209	437,253
Repurchase agreements and other borrowings	154,544	149,533
Advance payments by borrowers for taxes and insurance	12,789	17,853
Accrued interest payable	4,852	7,837
Accrued expenses and other liabilities	7,195	2,643

Total liabilities	2,477,981	2,490,325

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 30,051,773 shares outstanding	146,855	146,683
Retained earnings	216,435	213,727
Accumulated other comprehensive income (loss)	(3,664)	661
Unearned employee stock ownership plan shares	(8,554)	(9,465)
Treasury stock, at cost, 7,752,684 shares	(81,892)	(81,892)

Total shareholders’ equity	269,180	269,714

Total liabilities and shareholders’ equity	$2,747,161	$2,760,039

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Interest income
Loans	$33,935	$37,915	$69,743	$76,918
Loans held for sale	88	289	276	545
Securities
Trading	68	63	130	125
Available for sale	3,857	3,099	7,155	6,033
Federal Home Loan Bank stock dividend	348	412	680	812
Other interest earning assets	93	226	261	396

Total interest income	38,389	42,004	78,245	84,829
Interest expense
Deposits	14,510	16,828	31,546	33,550
Federal Home Loan Bank advances	3,191	5,280	6,883	10,627
Repurchase agreements and other	1,638	1,744	3,664	3,099

Total Interest Expense	19,339	23,852	42,093	47,276

Net interest income	19,050	18,152	36,152	37,553
Provision for loan losses	3,248	2,744	5,714	5,069

Net interest income after provision for loan losses	15,802	15,408	30,438	32,484

Noninterest income
Brokerage commissions	7,062	7,049	13,640	13,289
Service fees and other charges	4,005	3,770	7,460	7,343
Underwriting and investment banking	206	212	235	245
Net gains (losses):
Securities available for sale	57	—	988	—
Trading securities	(22)	43	(49)	48
Loans sold	395	524	2,579	1,187
Other	(1,533)	(379)	(1,673)	(403)
Other income	1,194	998	2,301	1,925

Total noninterest income	11,364	12,217	25,481	23,634

Noninterest expenses
Salaries and employee benefits	14,902	14,359	29,631	28,641
Occupancy	1,285	1,208	2,621	2,356
Equipment and data processing	2,135	2,306	4,474	4,621
Franchise tax	556	550	1,147	1,114
Advertising	360	390	739	707
Amortization of core deposit intangible	73	93	151	193
Other expenses	3,787	2,594	6,850	5,110

Total noninterest expenses	23,098	21,500	45,613	42,742

Income before income taxes	4,068	6,125	10,306	13,376
Income taxes	1,339	2,195	3,534	4,776

Net income	$2,729	$3,930	$6,772	$8,600

Comprehensive income (loss)	$(3,731)	$1,119	$2,447	$6,227
Earnings per share:
Basic	$0.10	$0.14	$0.24	$0.30
Diluted	$0.10	$0.13	$0.24	$0.29

See Notes to Consolidated Financial Statements.
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

				Accumulated	Unearned
				Other	Employee
	Shares	Common	Retained	Comprehensive	Stock Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(Dollars in thousands, except share data)

Balance December 31, 2007	30,052	$146,683	$213,727	$661	$(9,465)	$(81,892)	$269,714
Comprehensive income:
Net income			6,772				6,772
Change in net unrealized gain/(loss) on securities, net of taxes of $2,329				(4,325)			(4,325)

Comprehensive income							2,447
Shares allocated to ESOP participants		11			911		922
Stock based compensation		161					161
Dividends paid, $0.1425 per share			(4,064)				(4,064)

Balance June 30, 2008	30,052	$146,855	$216,435	$(3,664)	$(8,554)	$(81,892)	$269,180

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$6,772	$8,600
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,714	5,069
Net gains on loans held for sale and other assets	(1,845)	(784)
Amortization of premiums and accretion of discounts	608	995
Depreciation and amortization	1,461	1,559
ESOP compensation	922	1,632
Stock based compensation	161	—
FHLB stock dividends	(680)	—
(Increase) decrease in trading securities	(3,676)	3,155
Decrease in interest receivable	1,633	535
Increase in prepaid and other assets	(6,656)	(4,321)
(Decrease) increase in interest payable	(2,985)	3,375
Net principal disbursed on loans held for sale	(106,334)	(109,845)
Proceeds from sale of loans held for sale	184,912	121,455
Decrease in other liabilities	6,880	115

Net cash from operating activities	86,887	31,540

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Available for sale securities	38,947	29,990
Proceeds from sale of:
Available for sale securities	49,399	—
Real estate owned and other repossessed assets	5,863	1,693
Purchases of securities available for sale	(158,665)	(45,717)
Net principal repaid (disbursed) on loans	57,006	81,854
Loans purchased	(54,207)	(90,897)
Purchases of premises and equipment	(698)	(2,328)

Net cash from investing activities	(62,355)	(25,405)

Cash Flows from Financing Activities
Net increase in NOW, savings and money market accounts	68,463	27,235
Net decrease in certificates of deposit	(89,277)	(48,919)
Net decrease in advance payments by borrowers for taxes and insurance	(5,064)	(3,113)
Proceeds from FHLB advances	405,700	404,453
Repayment of FHLB advances	(398,744)	(416,892)
Net change in other borrowed funds	5,011	43,628
Dividends paid	(4,064)	(5,481)
Proceeds from the exercise of stock options	—	153
Purchase of treasury stock	—	(8,518)

Net cash from financing activities	(17,975)	(7,454)

Increase (decrease) in cash and cash equivalents	6,557	(1,319)
Cash and cash equivalents, beginning of period	37,363	35,637

Cash and cash equivalents, end of period	$43,920	$34,318

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
The results of operations for the six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, contained in United Community’s Form 10-K for the year ended December 31, 2007.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
     2. RECENT ACCOUNTING DEVELOPMENTS
In July 2006, the Emerging Issues Task Force (EITF) of FASB issued a draft abstract for EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangement. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard became effective for fiscal years beginning after December 15, 2007. At June 30, 2008, United Community and its subsidiaries owned $24.5 million of bank owned life insurance. The adoption of this standard had an immaterial impact on UCFC’s consolidated financial statements.
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
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. United Community did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. United Community’s adoption of this bulletin did not have a material impact on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 141(R) (revised version of SFAS No. 141), Business Combinations. SFAS No. 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, to be measured at their fair values as of that date. SFAS No. 141(R) replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS No. 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. United Community has not determined what impact this standard may have on its consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This pronouncement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. United Community has not determined what impact this standard may have on its consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. United Community is currently evaluating the impact of SFAS No. 161 on its disclosures.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411. The adoption of SFAS No. 162 is not expected to impact United Community’s consolidated financial statements.
On February 20, 2008, the FASB issued Staff Position FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, to resolve questions about the accounting for repurchase financings. This FSP is effective for repurchase financings in which the initial transfer is entered into in fiscal years beginning after November 15, 2008. Management is currently evaluating the impact, if any, of FSP 140-3 on United Community’s consolidated financial statements.
On April 25, 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors and entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 140-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS 140-3 is not expected to impact United Community’s consolidated financial statements.
On May 9, 2008, the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP APB 14-1 is not expected to impact United Community’s consolidated financial statements.
On June 16, 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 is not expected to impact United Community’s consolidated financial statements.

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
The 1999 Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The incentive plan provides that option prices will not be less than the fair market value of the share at the grant date. The maximum number of common shares that may be issued under the plan is 3,471,562, all of which were granted prior to December 31, 2004. All of the options awarded became exercisable on the date of grant. The option period expires 10 years from the date of grant.
On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 237,072 stock options granted in the first quarter of 2008 under the 2007 Plan. All of the options awarded became exercisable on the date of grant. The option period expires 10 years from the date of grant. United Community recognized $161,000 in expenses related to this grant.
A summary of activity in the plans is as follows:

	For the six months ended June 30, 2008
			Aggregate
		Weighted	intrinsic
		average	value (in
	Shares	exercise price	thousands)

Outstanding at beginning of year	2,043,856	$9.66
Granted	237,072	6.05
Exercised	—	—
Forfeited	(475)	12.73

Outstanding at end of period	2,280,453	$9.28	$—

Options exercisable at end of period	2,280,453	$9.28	$—

Information related to the stock option plan during the quarter follows (dollars in thousands):

June 30,
2008

Intrinsic value of options exercised	$—
Cash received from option exercises	—
Tax benefit realized from option exercises	—
Weighted average fair value of options granted	—

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions noted in the table below. Expected volatilities are based on historical volatilities of United Community’s common shares. United Community uses historical data to estimate option exercises and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the US Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	3.03%
Expected term (years)	5
Expected stock volatility	23.8
Dividend yield	6.28%

Outstanding stock options have a weighted average remaining life of 5.06 years and may be exercised in the range of $6.05 to $12.73.
     4. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	June 30, 2008			December 31, 2007
	(Dollars in thousands)
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
U.S. Treasury and government sponsored entities’ securities	$49,835	$209	$(324)	$84,388	$337	$(126)
Equity securities	6,242	64	(1,160)	7,064	221	(494)
Mortgage-related securities	253,336	163	(5,132)	153,301	977	(443)

Total	$309,413	$436	$(6,616)	$244,753	$1,535	$(1,063)

United Community’s trading securities are carried at fair value and consist of the following:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

US Treasury and government sponsored entities	$1,136	$1,054
State and municipal obligations	7,171	3,636
Corporate bonds, debentures and notes	94	62
Mutual funds	290	312

Total trading securities	$8,691	$5,064

     5. LOANS
Portfolio loans consist of the following:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$875,115	$871,019
Multifamily residential	188,000	179,535
Nonresidential	373,201	359,070
Land	23,541	22,818
Construction:
One- to four-family residential	305,335	357,153
Multifamily and non-residential	27,771	25,191

Total real estate	1,792,963	1,814,786
Consumer	349,706	349,447
Commercial	94,447	103,208

Total loans	2,237,116	2,267,441
Less:
Allowance for loan losses	28,900	32,006
Deferred loan fees, net	(1,708)	(1,553)

Total	27,192	30,453

Loans, net	$2,209,924	$2,236,988

Changes in the allowance for loan loss are as follows:

	As of or For the	As of or For the
	Six Months Ended	Year Ended
	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

Balance, beginning of year	$32,006	$16,955
Provision for loan losses	5,714	28,750
Amounts charged off	(9,277)	(14,220)
Recoveries	457	521

Balance, end of period	$28,900	$32,006

Non-accrual loans were $94.6 million and $97.5 million at June 30, 2008, and December 31, 2007, respectively. Restructured loans were $3.1 million at June 30, 2008 and $2.3 million at December 31, 2007. Loans greater than 90 days past due and still accruing interest were $421,000 and $1.2 million at June 30, 2008 and December 31, 2007, respectively.

Impaired loans consist of the following:

	As of or for the	As of or for the
	Six Months Ended	Year Ended
	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

Impaired loans on which no specific valuation allowance was provided	$34,735	$30,475
Impaired loans on which a specific valuation allowance was provided	43,094	53,902

Total impaired loans at period-end	$77,829	$84,377

Specific valuation allowances on impaired loans at period-end	$8,140	$13,165
Average impaired loans during the period	82,486	63,468
Interest income recognized on impaired loans during the period	376	348
Interest income received on impaired loans during the period	376	348
     6. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $938.5 million at June 30, 2008, and $876.1 million at December 31, 2007.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	As of or for the
	Six Months	As of or for the
	Ended	Year Ended
	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

Balance, beginning of year	$6,184	$6,820
Originations	1,047	1,268
Sale of servicing	—	—
Amortized to expense	(1,035)	(1,904)

Balance, end of period	$6,196	$6,184

Activity in the valuation allowance for mortgage servicing rights was as follows:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

Balance, beginning of year	$(562)	$(435)
Impairment charges	—	(562)
Recoveries	562	435

Balance, end of period	$—	$(562)

Fair value of mortgage servicing rights as of June 30, 2008 was approximately $11.7 million and at December 31, 2007 was $8.7 million.

Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2008 and December 31, 2007 were as follows:

	June 30,	December 31,
	2008	2007

Weighted average prepayment rate	267 PSA	272 PSA
Weighted average life (in years)	3.78	3.87
Weighted average discount rate	8%	8%
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
Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Service cost	$—	$—
Interest cost	48	55
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Net amortization of actuarial gain	(3)	—

Net periodic benefit cost	$45	$55

Assumptions used in the valuations were as follows:
Weighted average discount rate	6.00%	5.50%

	Six Months Ended June 30,
	2008	2007
	(Dollars in thousands)

Service cost	$—	$—
Interest cost	96	111
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Net amortization of actuarial gain	(6)	—

Net periodic benefit cost	$90	$111

Assumptions used in the valuations were as follows:
Weighted average discount rate	6.00%	5.50%

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
The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges or matrix pricing. This is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.
Impaired loans are measured at fair value on a non recurring basis in the normal course of business and are subject to adjustments based on the value of the underlying collateral.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using:
		Quoted Prices in	Significant Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Trading securities	$8,691	$8,691	$—	$—
Available for sale securities	309,413	1,742	307,671	—
Impaired loans	43,094	—	—	34,954
United Community did not recognize any impairment charges for assets listed above for the period ending June 30, 2008.

     9. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	June 30, 2008	June 30, 2007
	(Dollars in thousands)

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings, net of amounts capitalized	$45,078	$43,901
Interest capitalized on borrowings	—	13
Income taxes	3,825	6,881
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	18,545	8,687
     10. SEGMENT INFORMATION
United Community has two principal segments, banking and investment services. Banking provides consumer and commercial banking services. Investment services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three and six months ended June 30, 2008 and 2007 are as follows:

	For the Three Months Ended June 30, 2008
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)

Interest income	$38,202	$187	$38,389
Interest expense	19,287	52	19,339
Provision for loan loss	3,248	—	3,248

Net interest income after provision for loan loss	15,667	135	15,802
Non-interest income	2,908	8,456	11,364
Non-interest expense	15,161	7,937	23,098

Income before tax	3,414	654	4,068
Income tax expense	1,110	229	1,339

Net income	$2,304	$425	$2,729

	For the Three Months Ended June 30, 2007
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)

Interest income	$41,696	$308	$42,004
Interest expense	23,761	91	23,852
Provision for loan loss	2,744	—	2,744

Net interest income after provision for loan loss	15,191	217	15,408
Non-interest income	3,698	8,519	12,217
Non-interest expense	13,760	7,740	21,500

Income before tax	5,129	996	6,125
Income tax expense	1,864	331	2,195

Net income	$3,265	$665	$3,930

	For the Six Months Ended June 30, 2008
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)

Interest income	$77,829	$416	$78,245
Interest expense	41,972	121	42,093
Provision for loan loss	5,714	—	5,714

Net interest income after provision for loan loss	30,143	295	30,438
Non-interest income	9,180	16,301	25,481
Non-interest expense	30,125	15,488	45,613

Income before tax	9,198	1,108	10,306
Income tax expense	3,129	405	3,534

Net income	$6,069	$703	$6,772

	For the Six Months Ended June 30, 2007
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)

Interest income	$84,265	$564	$84,829
Interest expense	47,092	184	47,276
Provision for loan loss	5,069	—	5,069

Net interest income after provision for loan loss	32,104	380	32,484
Non-interest income	7,315	16,319	23,634
Non-interest expense	27,848	14,894	42,742

Income before tax	11,571	1,805	13,376
Income tax expense	4,162	614	4,776

Net income	$7,409	$1,191	$8,600

     11. EARNINGS PER SHARE
Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. There were no stock options that were antidilutive for the period ending June 30, 2008. There were stock options for 717,247 shares that were antidilutive for the period ending June 30, 2007.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)

Net income applicable to common stock	$2,729	$3,930	$6,772	$8,600

Weighted average common shares outstanding	28,618	28,769	28,557	28,946
Dilutive effect of stock options	21	255	5	291

Weighted average common shares outstanding for dilutive computation	28,639	29,024	28,562	29,237

Basic earnings per share as reported	$0.10	$0.14	$0.24	$0.30
Diluted earnings per share as reported	$0.10	$0.13	$0.24	$0.29
     12. OTHER BORROWINGS
Included in other borrowings is $16.3 million outstanding at June 30, 2008 under a Credit Agreement between JP Morgan Chase Bank, N.A., and United Community, dated September 12, 2005, as amended on July 18, 2007, and March 28, 2008, (the “Credit Agreement”). The Credit Agreement provided United Community with a line of credit of up to $40.0 million.
The Credit Agreement sets forth numerous covenants with which United Community must comply. At December 31, 2007, the ratio of Home Savings’ loans past due 90 days or more and still accruing interest, all non-accrual loans, all restructured loans and leases and all other non-performing loans to its total loans and Other Real Estate Owned exceeded the level permitted in the Credit Agreement. JP Morgan Chase would not agree to waive the default and notified United Community that it would not advance any new funds and that a default rate of interest equal to the one month LIBOR plus 5.25% would be charged on the outstanding principal balance.
On March 28, 2008, United Community and JP Morgan Chase amended the Credit Agreement to provide, among other things, (1) a waiver of all existing defaults under the credit agreement, (2) that no new funds would be advanced to United Community on the line of credit, and (3) an increase in the allowable non-performing asset ratio to 6.50% of total loans and REO. As of June 30, 2008, that ratio was 5.30%. All borrowings under the Credit Agreement are due on August 31, 2008.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Selected financial ratios and other data: (1)

	At or For the Three		At or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Performance ratios:
Return on average assets (2)	0.40%	0.58%	0.49%	0.64%
Return on average equity (3)	3.82%	5.49%	4.77%	5.99%
Interest rate spread (4)	2.61%	2.37%	2.43%	2.47%
Net interest margin (5)	2.96%	2.83%	2.79%	2.93%
Non-interest expense to average assets	3.37%	3.18%	3.32%	3.16%
Efficiency ratio (6)	72.15%	69.72%	72.89%	69.14%
Average interest-earning assets to average interest-bearing liabilities	111.56%	112.49%	111.61%	112.60%
Capital ratios:
Average equity to average assets	10.42%	10.58%	10.35%	10.61%
Equity to assets, end of period	9.80%	10.17%	9.80%	10.17%
Tier 1 leverage ratio	7.77%	7.95%	7.77%	7.95%
Tier 1 risk-based capital ratio	9.86%	9.96%	9.86%	9.96%
Total risk-based capital ratio	11.77%	12.29%	11.77%	12.29%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	4.44%	3.30%	4.44%	3.30%
Nonperforming assets to average assets (8)	4.36%	3.10%	4.36%	3.10%
Nonperforming assets to total assets at end of period	4.35%	3.10%	4.35%	3.10%
Allowance for loan losses as a percent of loans	1.29%	0.86%	1.29%	0.86%
Allowance for loan losses as a percent of non-performing loans (7)	29.45%	26.17%	29.45%	26.17%
Office data:
Number of full service banking offices	39	38	39	38
Number of loan production offices	6	5	6	5
Number of brokerage offices	21	20	21	20
Number of trust offices	2	2	2	2
Per share data:
Basic earnings per share (9)	$0.10	$0.14	$0.24	$0.30
Diluted earnings per share (9)	$0.10	$0.13	$0.24	$0.29
Book value (10)	$8.96	$9.11	$8.96	$9.11
Tangible book value (11)	$7.81	$7.95	$7.81	$7.95
Market value as a percent of book value (12)	42%	110%	42%	110%

(1)	Ratios for the three and six month periods are annualized where appropriate.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and other.

(7)	Nonperforming loans consist of loans ninety days past due, loans less than ninety days past due and not accruing interest and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate owned and other repossessed assets.

(9)	Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Market value divided by book value.

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
Comparison of Financial Condition at June 30, 2008 and December 31, 2007
Total assets decreased by $12.9 million to $2.7 billion at June 30, 2008, compared to December 31, 2007. The net change in assets consisted of decreases of $27.1 million in net loans, $76.0 million in loans held for sale, and $1.6 million in accrued interest receivable. These decreases were offset by increases in available for sale securities of $64.7 million, real estate owned and other repossessed assets of $11.0 million, cash and cash equivalents of $6.6 million, trading securities of $3.6 million and other assets of $5.7 million.
Cash and cash equivalents increased $6.6 million during the first six months of 2008. The change primarily resulted from an increase in cash maintained by Home Savings on deposit at the Federal Reserve and an increase in checks awaiting deposit to the Federal Reserve.
The trading securities portfolio increased $3.6 million, or 71.6%, to $8.7 million at June 30, 2008, from $5.1 million at December 31, 2007. This change resulted primarily from an increase in Butler Wick’s portfolio of $3.6 million in state and municipal securities and an increase of $82,000 in US Treasury and government sponsored securities offset by decreases of $32,000 in corporate securities. Butler Wick’s increase in trading securities is due to normal trading activity and what Butler Wick holds in inventory.
Available for sale securities increased $64.7 million, or 26.4%, from December 31, 2007, to June 30, 2008. Home Savings purchased $157.1 million in securities during the first six months of 2008 and Butler Wick purchased $1.6 million. These purchases were offset partially by sales of $48.4 million at Home Savings. Paydowns and maturities of $36.9 million at Home Savings and $2.0 million at Butler Wick also contributed to the offset. The remaining difference is primarily a result of changes in the market valuation of the portfolio, net of any amortization or accretion.
Net loans decreased $27.1 million from December 31, 2007, to June 30, 2008. Real estate loans decreased $21.8 million and commercial loans decreased $8.8 million. The overall decline in loans is attributable primarily to higher paydowns as compared to originations during the period.
The allowance for loan losses decreased to $28.9 million, or 1.29% of portfolio loans as of June 30, 2008, from $32.0 million or 1.41% of portfolio loans as of December 31, 2007. Management establishes the allowance for loan losses at a level it believes adequate to absorb probable losses incurred in the loan portfolio. Management bases its determination of the adequacy of the allowance upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio, current economic conditions, and results of regulatory examinations. Furthermore, in determining the level of the allowance for loan loss, management reviews and evaluates on a monthly basis the necessity of a reserve for individual loans classified by management. The specifically allocated reserve for a classified loan is determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal remedies available to Home Savings. Once a review is completed, the need for a specific reserve is determined by the Home Savings Asset Review Committee and allocated to the loan. Other loans not reviewed specifically by management are evaluated as a homogeneous group of loans (single-family residential mortgage loans and all consumer credit except marine loans) using the historical charge-off experience ratio specific to each type of loan. The historical charge-off experience ratio considers the homogeneous nature of the loans, the geographical lending areas involved, regulatory examination findings, specific grading systems applied, and any other known factors that may impact the ratios used. Specific reserves on individual loans and historical ratios are reviewed periodically and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends, or actual principal charge-offs. These factors are susceptible to changes that could result in a material adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

	Allowance For Loan Losses
	December 31,				June 30,
	2007	Provision	Recovery	Chargeoff	2008
Real Estate Loans

Permanent
One-to four-family	$2,803	$1,064	$5	$(764)	$3,108
Multifamily residential	2,365	946	3	(243)	3,071
Nonresidential	4,488	3	3	(575)	3,919
Land	629	(92)	—	—	537

Total	10,285	1,921	11	(1,582)	10,635

Construction Loans
One-to four-family residential	11,892	1,269	—	(5.195)	7,966
Multifamily and nonresidential	607	26	—	—	633

Total	12,499	1,295	—	(5,195)	8,599

Consumer Loans
Home Equity	1,260	830	—	(146)	1,944
Auto	447	(13)	29	(55)	408
Marine	1,468	(124)	59	(316)	1,087
Recreational vehicle	2,050	(214)	78	(243)	1,671
Other	260	208	179	(289)	358

Total	5,485	687	345	(1,049)	5,468

Commercial Loans
Secured	2,375	988	—	(1,401)	1,962
Unsecured	1,362	823	101	(50)	2,236

Total	3,737	1,811	101	(1,451)	4,198

Total Allowance	$32,006	$5,714	$457	$(9,277)	$28,900

Nonperforming loans consist of loans past due 90 days or more, loans past due less than 90 days that are on nonaccrual status, and restructured loans. Nonperforming loans were $98.1 million, or 4.44% of net loans, at June 30, 2008, compared to $101.1 million, or 4.52% of net loans, at December 31, 2007. The schedule below summarizes the change in nonperforming loans for the first six months of 2008.

	Nonperforming Loans
	June 30,	December 31,		2008 Interest
	2008	2007	Change	Foregone
Real Estate Loans

Permanent
One-to four-family	$15,845	$12,752	$3,093	$294
Multifamily residential	17,641	13,604	4,037	570
Nonresidential	9,719	13,597	(3,878)	(259)
Land	3,700	3,700	—	218

Total	46,905	43,653	3,252	823

Construction Loans
One-to four-family residential	39,122	44,680	(5,558)	(326)
Multifamily and nonresidential	825	825	—	51

Total	39,947	45,505	(5,558)	(275)

Consumer Loans
Home Equity	3,263	2,454	809	92
Auto	197	211	(14)	(2)
Marine	1,346	1,714	(368)	43
Recreational vehicle	392	376	16	8
Other	24	64	(40)	—

Total	5,222	4,819	403	141

Commercial Loans
Secured	2,571	4,554	(1,983)	74
Unsecured	341	184	157	62

Total	2,912	4,738	(1,826)	136

Restructured Loans	3,131	2,341	790	—

Total Nonperforming Loans	$98,117	$101,056	$(2,939)	$825

The $4.0 million increase in nonperforming loans secured by multifamily properties was primarily a result of two loans secured by multifamily rental properties in the Flint, Michigan area that became 90 days past-due during the first half of 2008. The $3.1 million increase in nonperforming one-to four-family permanent loans was the result of an increase in the number of loans becoming 90 or more days past due. The decrease in nonperforming construction loans was primarily the result of Home Savings taking into possession property collateralizing three lending relationships totaling $12.5 million in the first quarter of 2008.
A loan is impaired when, based on current information and events, it is probable that Home Savings will be unable to collect both the contractual interest payments and the contractual principal payments, as scheduled in the loan agreement. The net decrease in impaired loans, as shown in the following table, of $6.5 million during the period relates primarily to Home Savings taking possession of property collateralizing $12.5 of one-to four-family residential loans and property collateralizing $3.7 million of nonresidential real estate loans.

	Impaired Loans
	June 30,	December 31,
	2008	2007	Change
Real Estate Loans

Permanent
One-to four-family	$2,356	$2,681	$(325)
Multifamily residential	17,921	13,604	4,317
Nonresidential	10,067	13,597	(3,530)
Land	3,700	3,700	—

Total	34,044	33,582	462

Construction Loans
One-to four-family residential	38,704	43,518	(4,814)
Multifamily and nonresidential	825	825	—

Total	39,529	44,343	(4,814)

Consumer Loans
Home Equity	—	—	—
Auto	—	—	—
Boat	1,346	1,714	(368)
Recreational vehicle	—	—	—
Other	—	—	—

Total	1,346	1,714	(368)

Commercial Loans
Secured	2,570	4,554	(1,984)
Unsecured	341	184	157

Total	2,911	4,738	(1,827)

Total Impaired Loans	$77,830	$84,377	$(6,547)

Other nonperforming assets, consisting of real estate and other consumer property acquired in the settlement of loans, totaled $21.5 million at June 30, 2008, compared to $10.5 million at December 31, 2007. The $11.0 million increase is primarily attributable to the acquisition of property having an estimated market value of $13.3 million that collateralized commercial construction loans primarily in the central Ohio market area. In addition, Home Savings took possession of three properties with a combined estimated market value of $1.2 million in satisfaction of three commercial real estate loans located in northeast Ohio. Home Savings disposed of land with a value of $3.1 million in the first quarter of 2008, partially offsetting the increase. Other consumer property, such as boats, recreational vehicles, and automobiles that were received by Home Savings in the satisfaction of loans makes up the remainder of the change.
Loans held for sale decreased $76.0 million, or 87.1%, to $11.2 million at June 30, 2008, compared to $87.2 million at December 31, 2007. The change in loans held for sale was due largely to loans that were designated for sale in the fourth quarter of 2007 and were sold in February 2008, with a gain of $1.5 million. Home Savings sells loans as part of its risk management strategy and anticipates doing so in the future.
Federal Home Loan Bank stock grew to $26.1 million at June 30, 2008, compared to $25.4 million at December 31, 2007. During the first six months of 2008, the Federal Home Loan Bank paid a stock dividend in lieu of a cash dividend to its member banks.
Home Savings maintains a reserve for uncollected interest for loans on non-accrual status that represents the reduction in interest income from the time the borrower stopped making payments until the loan is repaid, charged off or the default is cured and performance resumes. The increase in this reserve, from $12.2 at December 31, 2007, to $13.0 at June 30, 2008, and the impact of the loan sale mentioned above, were the primary reasons that accrued interest receivable decreased $1.6 million to $11.4 million at June 30, 2008, compared to $13.1 million at December 31, 2007.

United Community has recorded $33.6 million in goodwill in connection with two acquisitions completed in 2001 and 2002. United Community believes goodwill is not impaired, based on the fact that United Community remains profitable for the first half of 2008, continued to be well capitalized at that time and asset quality has stabilized at June 30, 2008.
Other assets increased $5.7 million to $19.0 million at June 30, 2008, compared to $13.2 million at December 31, 2007. Home Savings had increases in deferred federal income taxes of $2.2 million related to the market valuation of available for sale securities, prepaid Ohio franchise tax of $1.1 million, cash due on payments of mortgage-backed securities of $840,000 and $574,000 in deferred mortgage servicing rights. Butler Wick had an increase in other assets, such as deferred taxes and prepaid assets, of $1.3 million.
Total deposits decreased $20.8 million to $1.9 billion at June 30, 2008, compared to December 31, 2007. This change was due primarily to a decrease of $89.3 million in certificates of deposit offset by a $63.6 million increase in money market accounts and other demand deposit accounts and a $4.8 million increase in savings accounts.
Federal Home Loan Bank advances increased $7.0 million during the first six months of 2008, reflecting an increase in overnight advances of $8.8 million offset by a decrease in term advances of $1.8 million. Repurchase agreements and other borrowed funds increased $5.0 million to $154.5 million at June 30, 2008 from $149.5 million at December 31, 2007.
Advance payments by borrowers for taxes and insurance decreased $5.0 million during the first six months of 2008. Payments for real estate taxes and property insurance made on behalf of customers of Home Savings account for $3.0 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $2.1 million.
Accrued interest payable declined from $7.8 million at December 31, 2007, to $4.9 million at June 30, 2008. The decrease was primarily due to a decrease in interest accrued on certificates of deposit of $4.2 million, partially offset by an increase in interest accrued on money market and other demand accounts of $446,000.
Accrued expenses and other liabilities increased $4.5 million, to $7.2 million at June 30, 2008 from $2.6 million at December 31, 2007. Home Savings had an increase in accrued liabilities for official check remittances of $2.7 million. Butler Wick had an increase in accrued expenses and other liabilities due largely to securities sold but not yet settled over the end of the period. These increases were offset by a decrease in accrued federal income tax at Home Savings of $1.2 million.
Shareholders’ equity decreased $534,000, to $269.2 million at June 30, 2008, from $269.7 million at December 31, 2007. Earnings from Home Savings and Butler Wick for the first six months of 2008 were offset by dividend payments to shareholders of $4.1 million and changes in available for sale securities of $4.3 million. United Community reduced its quarterly dividend to $0.0475 per share in the second quarter of 2007. Continuing credit quality issues could have an adverse impact on future dividends.
Comparison of Operating Results for the Three Months Ended
June 30, 2008 and June 30, 2007
Net Income. Net income for the three months ended June 30, 2008, was $2.7 million, or $0.10 per diluted share, compared to net income of $3.9 million, or $0.13 per diluted share, for the three months ended June 30, 2007. Compared with the second quarter of 2007, net interest income increased $898,000, the provision for loan losses increased $504,000, non-interest income decreased $853,000, and non-interest expense increased $1.6 million. United Community’s annualized return on average assets and return on average equity were 0.40% and 3.82%, respectively, for the three months ended June 30, 2008. The annualized return on average assets and return on average equity for the comparable period in 2007 were 0.58% and 5.49%, respectively.
Net Interest Income. Net interest income for the three months ended June 30, 2008, was $19.1 million compared to $18.2 million for the same period last year. Interest income decreased $3.6 million in the second quarter of 2008 compared to the second quarter of 2007. The change in interest income was due primarily to decreases in interest earned on net loans. Home Savings had a decrease in the average balance of net loans of $37.0 million and a reduction of 60 basis points in the rate earned on those loans during the second quarter of 2008, as compared to the same quarter in 2007. This decrease was offset partially by an increase in interest earned on available for sale securities, as the average balance of those assets grew by $59.8 million and the yield earned on those securities increased four basis points.
Total interest expense decreased $4.5 million for the quarter ended June 30, 2008, as compared to the same quarter last year. The change was due primarily to a reduction of $2.1 million in interest paid on Federal Home Loan Bank advances. A decrease in interest paid on deposits also contributed to the change. Interest paid on certificates of deposit decreased $1.4 million. Interest paid on other interest-bearing deposits such as money market accounts and savings accounts, decreased $885,000, primarily reflecting a reduction of 131 basis points in the cost of money market accounts, which more than offset the impact of an increase in the average balance of those accounts.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was due to a decrease in the average balance of those funds of $18.1 million and a rate decrease on those borrowings of 179 basis points in the second quarter compared to the same quarter in 2007. The rate on short term advances from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to drop the federal funds rate over the past year. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the rate paid on these alternative borrowings of 69 basis points.
The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the second quarter of last year. The interest rate spread for the three months ended June 30, 2008, grew to 2.61% compared to 2.37% for the quarter ended June 30, 2007. Net interest margin increased 13 basis points to 2.96% for the three months ended June 30, 2008 compared to 2.86% for the same quarter in 2007.

	For the Three Months Ended June 30,
	2008 vs. 2007
	Increase		Total
	decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(3,364)	$(616)	$(3,980)
Loans held for sale	(106)	(95)	(201)
Investment securities:
Trading	(2)	7	5
Available for sale	28	730	758
FHLB stock	(70)	6	(64)
Other interest-earning assets	(99)	(33)	(132)

Total interest-earning assets	$(3,613)	$(1)	$(3,614)

Interest-bearing liabilities:
Savings accounts	15	(16)	(1)
NOW and money market accounts	(1,853)	969	(884)
Certificates of deposit	(1,064)	(369)	(1,433)
Federal Home Loan Bank advances	(1,876)	(213)	(2,089)
Repurchase agreements and other	(309)	204	(105)

Total interest-bearing liabilities	$(5,087)	$575	(4,512)

Change in net interest income			$898

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $504,000, to $3.2 million for the three months ended June 30, 2008, compared to $2.7 million for the same period in 2007. The $3.2 million provision was primarily the result of the regular assessments of the portfolio.
Non-interest Income. Non-interest income decreased $853,000, or 7.0%, to $11.4 million for the three months ended June 30, 2008, from $12.2 million for the three months ended June 30, 2007, due to a $1.2 million increase in losses recognized on the value of other real estate owned by Home Savings obtained in the settlement of nonperforming loans, which were partially offset by modest increases in other categories of non-interest income.
Non-interest Expense. Total non-interest expense increased $1.6 million for the three months ended June 30, 2008, compared to the three months ended June 30, 2007. The increase is due primarily to an increase in salaries and employee benefits which increased

$543,000, or 3.8%, attributable primarily to increased expenses required to maintain other real estate owned prior to its sale. Other non-interest expense is expected to increase in the second half of 2008 due to expenses to maintain other real estate owned due to the increase in the number of properties acquired by Home Savings in resolving nonperforming loans, as well as legal expenses and other collection expenses associated with Home Savings’ nonperforming loans. Also contributing to the increase for the quarter were increases in salaries and benefits related to one-time severance costs, benefit expenses related to hospitalization for Home Savings employees, and commissions and signing bonus expenses at Butler Wick.
Comparison of Operating Results for the Six Months Ended
June 30, 2008 and June 30 2007
Net Income. Net income for the six months ended June 30, 2008, was $6.8 million, or $0.24 per diluted share, compared to net income of $8.6 million, or $0.29 per diluted share, for the six months ended June 30, 2007. During the first half of 2008, net interest income decreased $1.4 million, the provision for loan losses increased $645,000, non-interest income increased $1.8 million, and non-interest expense increased $2.9 million. United Community’s annualized return on average assets and return on average equity were 0.49% and 4.77%, respectively, for the six months ended June 30, 2008. The annualized return on average assets and return on average equity for the comparable period in 2007 were 0.64% and 5.99%, respectively.
Net Interest Income. Net interest income for the six months ended June 30, 2008, was $36.2 million compared to $37.6 million for the same period last year. Interest income decreased $6.5 million for the first half of 2008 compared to the first half of 2007. The change in interest income was due primarily to decreases in interest earned on net loans. The average balance of net loans decreased $8.5 million, and the rate earned on those loans decreased 61 basis points. This decrease was offset partially by an increase in interest earned on available for sale securities, as the average balance of those assets grew by $40.6 million and the yield earned on those securities increased ten basis points.
Total interest expense decreased $5.2 million for the six months ended June 30, 2008, as compared to the same period last year. The change was due primarily to decreases in interest paid on Federal Home Loan Bank advances of $3.7 million, and interest expense on deposits of $2.0 million. These decreases were partially offset by an increase in the cost of repurchase agreements and other borrowings of $565,000.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was due to a decrease in the average balance of those funds of $34.6 million and a rate decrease on those borrowings of 144 basis points when comparing the six months ended June 30, 2008 to the six months ended June 30, 2007. As previously mentioned, Home Savings sold loans in February 2008 that were designated for sale in the fourth quarter of 2007. Some of the proceeds from that sale were used to pay down these advances. Additionally, the rate on short term borrowings from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to drop the federal funds rate over the past year.
Interest expense on deposits decreased $2.0 million when comparing the six months ended June 30, 2008, to June 30, 2007. This change was due primarily to the overall decrease in the average balance of certificates of deposit of $6.8 million and a decline in the rate paid on those deposits of 13 basis points. Despite an increase in the average balance of interest bearing demand deposit and money market accounts, a decrease in the rate paid on those deposits of 98 basis points also contributed to the decrease.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first half of last year. The interest rate spread for the six months ended June 30, 2008, was 2.43% compared to 2.47% for the six months ended June 30, 2007. Net interest margin compressed 14 basis points to 2.79% for the six months ended June 30, 2008 compared to 2.93% for the same period in 2007.

	For the Six Months Ended June 30,
	2008 vs. 2007
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(6,885)	$(290)	$(7,175)
Loans held for sale	(86)	(183)	(269)
Investment securities:
Trading	1	4	5
Available for sale	130	992	1,122
FHLB stock	(137)	5	(132)
Other interest-earning assets	(137)	2	(135)

Total interest-earning assets	$(7,114)	$530	$(6,584)

Interest-bearing liabilities:
Savings accounts	13	(29)	(16)
NOW and money market accounts	(2,738)	1,666	(1,072)
Certificates of deposit	(759)	(157)	(916)
Federal Home Loan Bank advances	(2,957)	(787)	(3,744)
Repurchase agreements and other	(136)	701	565

Total interest-bearing liabilities	$(6,577)	$1,394	(5,183)

Change in net interest income			$(1,401)

Provision for Loan Losses. The provision for loan losses increased by $645,000, to $5.7 million for the six months ended June 30, 2008, compared to $5.1 million for the same period in 2007. The $5.7 million provision was primarily the result of the monthly assessments of the portfolio and the replacement of reserves for loans charged off during the period.
Non-interest Income. Non-interest income increased $1.8 million, or 7.8%, to $25.5 million for the six months ended June 30, 2008, from $23.6 million for the six months ended June 30, 2007, due to increased gains recognized on the sale of loans and the sale of available for sale securities. Gains recognized on the sale of loans during the first six months of 2008 included $1.5 million in gains recognized on the sale of $76.5 million of loans designated for sale in the fourth quarter of 2007 and sold in February 2008. Also in the first half of 2008, Home Savings sold approximately $48.4 million in callable agency securities classified as available for sale and recognized a gain of approximately $802,000. The remaining gain recognized was the result of an ownership interest by Home Savings in Visa, Inc.
Non-interest Expense. Total non-interest expense increased $2.9 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The increase is largely attributable to an increase in expenses required to collect nonperforming loans and to maintain other real estate owned prior to its sale. An increase in salaries and employee benefits related to one-time severance costs and hospitalization related expenses at Home Savings also contributed to the change. Butler Wick also paid higher commissions and recognized additional expenses related to signing bonuses paid to new brokers in 2008.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 2008 and 2007. Average balance calculations were based on daily balances.

	Three Months Ended June 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars In thousands)
Interest-earning assets:

Net loans (1)	$2,211,825	$33,935	6.14%	$2,248,849	$37,915	6.74%

Net loans held for sale	9,867	88	3.57%	17,163	289	6.74%

Investment securities:

Trading	7,565	68	3.60%	6,748	63	3.73%

Available for sale	316,014	3,857	4.88%	256,214	3,099	4.84%

FHLB stock	25,768	348	5.40%	25,432	412	6.48%

Other interest-earning assets	6,400	93	5.81%	7,683	226	11.77%

Total interest-earning assets	2,577,439	38,389	5.96%	2,562,089	42,004	6.56%

Noninterest-earning assets	164,601			144,534

Total assets	$2,742,040			$2,706,623

Interest-bearing liabilities:

NOW and money market accounts	$477,881	$2,593	2.17%	$399,187	$3,477	3.48%

Savings accounts	182,425	195	0.43%	191,455	196	0.41%

Certificates of deposit	1,079,399	11,722	4.34%	1,111,291	13,155	4.74%

Federal Home Loan Bank advances	416,205	3,191	3.07%	434,387	5,280	4.86%

Repurchase agreements and other	154,370	1,638	4.24%	141,343	1,744	4.94%

Total interest-bearing liabilities	2,310,280	19,339	3.35%	2,277,663	23,852	4.19%

Noninterest-bearing liabilities	146,117			142,647

Total liabilities	2,456,397			2,420,310

Equity	285,643			286,313

Total liabilities and equity	$2,742,040			$2,706,623

Net interest income and interest rate spread		$19,050	2.61%		$18,152	2.37%

Net interest margin			2.96%			2.83%

Average interest-earning assets to average interest-bearing liabilities			111.56%			112.49%

(1) Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six month periods ended June 30, 2008 and 2007. Average balance calculations were based on daily balances.

	Six Months Ended June 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars In thousands)
Interest-earning assets:

Net loans (1)	$2,243,330	$69,743	6.22%	$2,251,840	$76,918	6.83%

Net loans held for sale	12,443	276	4.44%	20,156	545	5.41%

Investment securities:

Trading	7,150	130	3.64%	6,905	125	3.62%

Available for sale	292,220	7,155	4.90%	251,615	6,033	4.80%

FHLB stock	25,603	680	5.31%	25,432	812	6.39%

Other interest-earning assets	7,215	261	7.23%	7,175	396	11.04%

Total interest-earning assets	2,587,961	78,245	6.05%	2,563,123	84,829	6.62%

Noninterest-earning assets	158,311			141,914

Total assets	$2,746,272			$2,705,037

Interest-bearing liabilities:

NOW and money market accounts	$455,511	$5,651	2.48%	$388,609	$6,723	3.46%

Savings accounts	179,441	378	0.42%	192,829	394	0.41%

Certificates of deposit	1,124,077	25,517	4.54%	1,130,838	26,433	4.67%

Federal Home Loan Bank advances	402,967	6,883	3.42%	437,536	10,627	4.86%

Repurchase agreements and other	156,799	3,664	4.67%	126,426	3,099	4.90%

Total interest-bearing liabilities	2,318,795	42,093	3.63%	2,276,238	47,276	4.15%

Noninterest-bearing liabilities	143,267			141,687

Total liabilities	2,462,062			2,417,925

Equity	284,210			287,112

Total liabilities and equity	$2,746,272			$2,705,037

Net interest income and interest rate spread		$36,152	2.42%		$37,553	2.47%

Net interest margin			2.79%			2.93%

Average interest-earning assets to average interest-bearing liabilities			111.61%			112.60%

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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. Due to the current low level of treasury rates, values for a decline in rates of 200 and 300 basis points are not calculated for the quarter ended June 30, 2008. As noted, for the quarter ended June 30, 2008, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter ended June 30, 2008
NPV as % of portfolio value of assets				Next 12 months net interest income
				(Dollars in thousands)
Change
in rates		Internal policy			Internal policy
(Basis points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	9.18%	5.00%	(1.68)%	$(5,819)	(15.00)%	(7.14)%
+200	9.91	6.00	(0.96)	(3,482)	(10.00)	(4.27)
+100	10.42	6.00	(0.44)	(1,420)	(5.00)	(1.74)
Static	10.86	7.00	—	—	—	—
(100)	10.42	6.00	(0.45)	163	(5.00)	0.20

Quarter ended June 30, 2007
NPV as % of portfolio value of assets				Next 12 months net interest income
				(Dollars in thousands)
Change
in rates		Internal policy			Internal policy
(Basis points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	7.99%	5.00%	(1.48)%	$(7,009)	(15.00)%	(9.93)%
+200	8.73	6.00	(0.75)	(4,353)	(10.00)	(6.17)
+100	9.29	6.00	(0.18)	(2,139)	(5.00)	(3.03)
Static	9.47	7.00	—	—	—	—
(100)	9.53	6.00	0.05	2,723	(5.00)	3.86
(200)	8.82	6.00	(0.66)	3,467	(15.00)	4.91
(300)	7.90	5.00	(1.57)	3,397	(20.00)	4.81

Due to changes in the composition of Home Savings’ funding mix since December 2007, Home Savings reduced some of its sensitivity to rising rates; Home Savings remains liability sensitive. Management is comfortable with Home Savings’ interest rate risk position and with its outlook for interest rates over the next year.
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
In the last six months, Home Savings has begun to see the positive impact of a steeper yield curve. The net interest margin continues to improve, despite a high level of nonperforming assets, as certificates of deposit reprice at much lower levels supported by loan yields that have stabilized.
ITEM 4. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2008. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended June 30, 2008, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to affect materially United Community’s internal controls over financial reporting.

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
ITEM 1A — Risk Factors
There have been no significant changes in United Community’s risk factors as outlined in United Community’s Form 10-K for the period ended December 31, 2007.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There have been no purchases of treasury shares during the quarter ended June 30, 2008.
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

UNITED COMMUNITY FINANCIAL CORP.
Date: August 7, 2008	/S/ Douglas M. McKay
Douglas M. McKay
Chief Executive Officer

Date: August 7, 2008	/S/ James R. Reske
James R. Reske, CFA
Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
Exhibit 3.1
Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission (SEC), Exhibit 3.1.
Exhibit 3.2
Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.