Form 10-Q
period 2008-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2008-11-10
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,051,773 common shares as of October 31, 2008.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$29,096	$33,266
Federal funds sold and other	4,050	4,097

Total cash and cash equivalents	33,146	37,363

Securities:
Trading, at fair value	10,364	5,064
Available for sale, at fair value	300,726	244,753
Loans, net of allowance for loan losses of $33,186 and $32,006, respectively	2,248,382	2,236,988
Loans held for sale	7,525	87,236
Federal Home Loan Bank stock, at cost	26,464	25,432
Premises and equipment, net	26,282	27,521
Accrued interest receivable	11,040	13,077
Real estate owned and other repossessed assets	20,549	10,510
Goodwill	—	33,593
Core deposit intangible	949	1,169
Cash surrender value of life insurance	24,764	24,053
Other assets	16,514	13,280

Total assets	$2,726,705	$2,760,039

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,811,585	$1,768,757
Non-interest bearing	105,489	106,449

Total deposits	1,917,074	1,875,206
Federal Home Loan Bank advances	418,434	437,253
Repurchase agreements and other borrowings	135,096	149,533
Advance payments by borrowers for taxes and insurance	11,766	17,853
Accrued interest payable	5,174	7,837
Accrued expenses and other liabilities	4,805	2,643

Total liabilities	2,492,349	2,490,325

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 30,051,773 shares outstanding	146,710	146,683
Retained earnings	177,881	213,727
Accumulated other comprehensive income (loss)	(245)	661
Unearned employee stock ownership plan shares	(8,098)	(9,465)
Treasury stock, at cost, 7,752,684 shares	(81,892)	(81,892)

Total shareholders’ equity	234,356	269,714

Total liabilities and shareholders’ equity	$2,726,705	$2,760,039

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
Interest income
Loans	$33,503	$38,463	$103,246	$115,381
Loans held for sale	76	223	352	768
Securities:
Trading	81	54	211	179
Available for sale	3,823	3,029	10,978	9,062
Federal Home Loan Bank stock dividends	352	417	1,032	1,229
Other interest earning assets	87	204	348	600

Total interest income	37,922	42,390	116,167	127,219
Interest expense
Deposits	14,461	16,886	46,007	50,436
Federal Home Loan Bank advances	3,069	5,757	9,952	16,384
Repurchase agreements and other	1,477	1,869	5,141	4,968

Total interest expense	19,007	24,512	61,100	71,788

Net interest income	18,915	17,878	55,067	55,431
Provision for loan losses	8,995	5,363	14,709	10,432

Net interest income after provision for loan losses	9,920	12,515	40,358	44,999

Non-interest income
Brokerage commissions	6,820	6,475	20,460	19,764
Service fees and other charges	3,513	3,705	10,973	11,048
Underwriting and investment banking	483	113	718	358
Net gains (losses):
Securities available for sale	—	—	988	—
Other than temporary impairment of securities	(5,029)	—	(5,029)	—
Trading securities	(4)	3	(53)	51
Loans sold	292	892	2,871	2,079
Other	(1,164)	(143)	(2,837)	(546)
Other income	1,052	1,064	3,353	2,989

Total non-interest income	5,963	12,109	31,444	35,743

Non-interest expense
Salaries and employee benefits	14,136	13,733	43,767	42,374
Goodwill impairment charge	33,593	—	33,593	—
Occupancy	1,281	1,232	3,902	3,588
Equipment and data processing	2,473	2,156	6,947	6,777
Franchise tax	495	543	1,642	1,657
Advertising	395	325	1,134	1,032
Amortization of core deposit intangible	69	88	220	281
Other expenses	4,910	2,655	11,760	7,765

Total non-interest expenses	57,352	20,732	102,965	63,474

Income (loss) before income tax expense (benefit)	(41,469)	3,892	(31,163)	17,268
Income tax expense (benefit)	(2,915)	1,309	619	6,085

Net income (loss)	$(38,554)	$2,583	$(31,782)	$11,183

Comprehensive income (loss)	$(35,135)	$4,771	$(32,688)	$10,998
Earnings (loss) per share
Basic	$(1.34)	$0.09	$(1.11)	$0.39
Diluted	$(1.34)	$0.09	$(1.11)	$0.38
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(Amounts in thousands, except share data)
Balance December 31, 2007	30,052	$146,683	$213,727	$661	$(9,465)	$(81,892)	$269,714
Comprehensive income (loss):
Net income (loss)			(31,782)				(31,782)
Change in net unrealized gain/(loss) on securities and postretirement liabilities, net of reclassification and taxes of $488				(906)			(906)

Comprehensive income (loss)							(32,688)
Shares allocated to ESOP participants		(123)			1,367		1,244
Stock based compensation		150					150
Dividends paid, $0.1425 per share			(4,064)				(4,064)

Balance September 30, 2008	30,052	$146,710	$177,881	$(245)	$(8,098)	$(81,892)	$234,356

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Cash Flows from Operating Activities
Net (loss) income	$(31,782)	$11,183
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	14,709	10,432
Net losses on impaired securities	5,029	—
Net gains on loans held for sale and other assets	(1,322)	(1,584)
Amortization of premiums and accretion of discounts	1,304	1,803
Depreciation and amortization	2,169	2,327
ESOP compensation	1,244	2,205
Stock based compensation	150	—
FHLB stock dividends	(1,032)	—
(Increase) decrease in trading securities	(5,353)	5,873
Decrease in interest receivable	2,037	261
Goodwill impairment charge	33,593	—
Increase in prepaid and other assets	(4,882)	(4,126)
(Decrease) increase in interest payable	(2,663)	2,511
Net principal disbursed on loans held for sale	(127,407)	(161,119)
Proceeds from sale of loans held for sale	209,989	175,084
Increase (decrease) in other liabilities	2,649	(3,410)

Net cash from operating activities	98,432	41,440

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Available for sale securities	48,366	40,736
Proceeds from sale of:
Available for sale securities	49,399	—
Real estate owned and other repossessed assets	10,875	2,753
Purchases of:
Securities available for sale	(158,915)	(45,717)
Net principal repaid on loans	23,891	78,666
Loans purchased	(73,823)	(140,425)
Purchases of premises and equipment	(903)	(3,364)

Net cash from investing activities	(101,110)	(67,351)

Cash Flows from Financing Activities
Net (decrease) increase in NOW, savings and money market accounts	(34,622)	14,358
Net increase (decrease) in certificates of deposit	76,490	(54,076)
Net decrease in advance payments by borrowers for taxes and insurance	(6,087)	(5,878)
Proceeds from FHLB advances	581,000	581,353
Repayment of FHLB advances	(599,819)	(541,064)
Net change in other borrowed funds	(14,437)	49,104
Dividends paid	(4,064)	(8,166)
Proceeds from the exercise of stock options	—	176
Purchase of treasury stock	—	(9,709)

Net cash from financing activities	(1,539)	26,098

(Decrease) increase in cash and cash equivalents	(4,217)	187
Cash and cash equivalents, beginning of period	37,363	35,637

Cash and cash equivalents, end of period	$33,146	$35,824

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
The results of operations for the nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the year ending December 31, 2008. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2007, contained in United Community’s Form 10-K for the year ended December 31, 2007.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
      2. RECENT ACCOUNTING DEVELOPMENTS
In July 2006, the Emerging Issues Task Force (EITF) of FASB issued a draft abstract for EITF Issue No. 06-04, Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangement. This draft abstract from EITF reached a consensus that for an endorsement split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”. The Task Force concluded that a liability for the benefit obligation under SFAS No. 106 has not been settled through the endorsement type life insurance policy. In September 2006, FASB agreed to ratify the consensus reached in EITF Issue No. 06-04. This new accounting standard became effective for fiscal years beginning after December 15, 2007. At September 30, 2008, United Community and its subsidiaries owned $24.8 million of bank owned life insurance. The adoption of this standard had no impact on United Community’s consolidated financial statements.
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
On April 25, 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 140-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS 140-3 is not expected to impact United Community’s consolidated financial statements.
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
The 1999 Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The incentive plan provides that option prices will not be less than the fair market value of the share at the grant date. The maximum number of common shares that may be issued under the plan is 3,471,562. There are currently 264,924 shares remaining in the plan that could be granted. All of the options awarded became exercisable on the date of grant. The option period expires 10 years from the date of grant.
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
A summary of activity in the plans is as follows:

	For the nine months ended September 30, 2008
			Aggregate
		Weighted	intrinsic
		average	value (in
	Shares	exercise price	thousands)

Outstanding at beginning of year	2,043,856	$9.66
Granted	237,072	6.05
Exercised	—	—
Forfeited	(244,396)	8.83

Outstanding at end of period	2,036,532	$9.34	$—

Options exercisable at end of period	2,036,532	$9.34	$—

Information related to the stock option plan during the quarter follows (dollars in thousands, except per share amount):

September 30,
2008

Intrinsic value of options exercised	$—
Cash received from option exercises	—
Tax benefit realized from option exercises	—
Weighted average fair value of options granted, per share	0.68

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

Risk-free interest rate	3.03%
Expected term (years)	5
Expected stock volatility	23.8
Dividend yield	6.28%

Outstanding stock options have a weighted average remaining life of 4.81 years and may be exercised in the range of $6.05 to $12.73.
      4. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	September 30, 2008			December 31, 2007
	(Dollars in thousands)
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
U.S. Treasury and government sponsored entities’ securities	$49,433	$194	$(269)	$84,388	$337	$(126)
Equity securities	1,849	104	(564)	7,064	221	(494)
Mortgage-related securities	249,444	1,045	(1,431)	153,301	977	(443)

Total	$300,726	$1,343	$(2,264)	$244,753	$1,535	$(1,063)

Home Savings holds in its available-for-sale securities portfolio a Fannie Mae auction rate pass through trust security with a cost basis of $5.0 million. This security represents an interest in a trust that is collateralized with Fannie Mae non-cumulative preferred stock. The market value of the security held by the Company declined following the September 7, 2008 announcement of the appointment of a conservator for Fannie Mae. Because the effects of the conservatorship may trigger the redemption provisions of the trust, UCFC management determined it was necessary for the Company to recognize a write-down of $4.7 million in the third quarter of 2008. The Company also owns an equity interest in the common shares of another financial institution, which has traded below the Company’s cost basis for more than twelve months and is not expected to recover in the near term. The Company has taken a write-down of $353,000 on this investment.
The equity securities that have gross unrealized losses at September 30, 2008, are investments in the common shares of regional financial institutions. These institutions continue to report strong capital ratios and a reasonable level of nonperforming loans. Management believes that they have been temporarily impaired as a result of the downturn in the financial sector and that this will be a temporary situation. Management has the intent and ability to hold these investments for the foreseeable future.
Securities pledged for public funds deposits were approximately $15.7 million at September 30, 2008, and $19.0 million at December 31, 2007. Securities sold under an agreement to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $119.5 million at September 30, 2008, and $121.4 million at December 31, 2007.

United Community’s trading securities are carried at fair value and consist of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
US Treasury and government sponsored entities	$1,543	$1,054
State and municipal obligations	8,672	3,636
Corporate bonds, debentures and notes	149	62
Mutual funds	—	312

Total trading securities	$10,364	$5,064

      5. LOANS
Portfolio loans consist of the following:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$900,970	$871,019
Multifamily residential	197,504	179,535
Nonresidential	390,606	359,070
Land	24,272	22,818
Construction:
One- to four-family residential	282,284	357,153
Multifamily and non-residential	32,228	25,191

Total real estate	1,827,864	1,814,786
Consumer	358,454	349,447
Commercial	93,449	103,208

Total loans	2,279,767	2,267,441
Less:
Allowance for loan losses	33,186	32,006
Deferred loan fees, net	(1,801)	(1,553)

Total	31,385	30,453

Loans, net	$2,248,382	$2,236,988

Changes in the allowance for loan loss are as follows:

	As of or For the
	Nine Months	As of or For the
	Ended	Year Ended
	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$32,006	$16,955
Provision for loan losses	14,709	28,750
Amounts charged off	(14,121)	(14,220)
Recoveries	592	521

Balance, end of period	$33,186	$32,006

Non-accrual loans were $99.2 million and $97.5 million at September 30, 2008, and December 31, 2007, respectively. Restructured loans were $3.2 million at September 30, 2008 and $2.3 million at December 31, 2007. Loans greater than 90 days past due and still accruing interest were $3.8 million and $1.2 million at September 30, 2008 and December 31, 2007, respectively.
Impaired loans consist of the following:

	As of or For
	the Nine	As of or For
	Months Ended	the Year
	September 30,	Ended
	2008	December 31, 2007
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$37,494	$30,475
Impaired loans on which a specific valuation allowance was provided	44,432	53,902

Total impaired loans at period-end	$81,926	$84,377

Specific valuation allowances on impaired loans at period-end	$11,561	$13,165
Average impaired loans during the period	82,087	63,468
Interest income recognized on impaired loans during the period	424	348
Interest income received on impaired loans during the period	424	348
      6. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $928.2 million at September 30, 2008, and $876.1 million at December 31, 2007.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	As of or for the
	Nine Months
	Ended	As of or for the
	September 30,	Year Ended
	2008	December 31, 2007
	(Dollars in thousands)
Balance, beginning of year	$6,184	$6,820
Originations	1,179	1,268
Amortized to expense	(1,494)	(1,904)

Balance, end of period	$5,869	$6,184

Activity in the valuation allowance for mortgage servicing rights was as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Balance, beginning of year	$(562)	$(435)
Impairment charges	(5)	(562)
Recoveries	562	435

Balance, end of period	$(5)	$(562)

Fair value of mortgage servicing rights as of September 30, 2008 was approximately $9.9 million and at December 31, 2007 was $8.7 million.

Key economic assumptions in measuring the value of mortgage servicing rights at September 30, 2008 and December 31, 2007 were as follows:

	September 30,	December 31,
	2008	2007
Weighted average prepayment rate	180 PSA	272 PSA
Weighted average life (in years)	3.60	3.87
Weighted average discount rate	8%	8%
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
Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Service cost	$—	$—
Interest cost	49	56
Expected return on plan assets	—	—
Net amortization of prior service cost	(1)	(1)
Net amortization of actuarial gain	(3)	—

Net periodic benefit cost	$45	$55

Assumptions used in the valuations were as follows:
Weighted average discount rate	6.00%	5.50%

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
Service cost	$—	$—
Interest cost	145	167
Expected return on plan assets	—	—
Net amortization of prior service cost	(1)	(1)
Net amortization of actuarial gain	(9)	—

Net periodic benefit cost	$135	$166

Assumptions used in the valuations were as follows:
Weighted average discount rate	6.00%	5.50%

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
Impaired loans are measured at fair value on a nonrecurring basis in the normal course of business and are subject to adjustments based on the value of the underlying collateral.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	September 30,	Assets	Observable	Inputs
	2008	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Trading securities	$10,364	$10,364	$—	$—
Available for sale securities	300,726	1,524	299,202	—
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

Fair Value Measurements at September 30, 2008 Using:
Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	September 30,	Assets	Observable	Inputs
	2008	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Impaired loans	$32,871	—	—	$32,871
Impaired loans, which are usually measured for impairment using the fair value of the collateral, had a carrying amount of $81.9 million at September 30, 2008, and $84.4 million at December 31, 2007. Of these, $32.9 million were carried at fair value at September 30, 2008, compared to $53.9 million at December 31, 2007. The specific valuation on these loans increased from $13.2 million at December 31, 2008, to $11.6 million at September 30, 2008.

9.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	September 30, 2008	September 30, 2007
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings, net of amounts capitalized	$63,763	$69,277
Interest capitalized on borrowings	—	17
Income taxes	3,859	9,434
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	23,754	11,720
     10. SEGMENT INFORMATION
United Community has two principal segments, banking and investment services. Banking provides consumer and commercial banking services. Investment services provide investment brokerage and a network of integrated financial services. Condensed statements of income by operating segment for the three and nine months ended September 30, 2008 and 2007 are as follows:

	For the Three Months Ended September 30, 2008
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$37,748	$174	$37,922
Interest expense	18,951	56	19,007
Provision for loan loss	8,995	—	8,995

Net interest income after provision for loan loss	9,802	118	9,920
Securities available for sale write-down	(5,029)	—	(5,029)
Non-interest income	2,654	8,338	10,992
Goodwill impairment charge	33,593	—	33,593
Non-interest expense	15,923	7,836	23,759

Income (loss) before tax	(42,089)	620	(41,469)
Income tax expense (benefit)	(3,132)	217	(2,915)

Net income (loss)	$(38,957)	$403	$(38,554)

	For the Three Months Ended September 30, 2007
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$42,105	$285	$42,390
Interest expense	24,433	79	24,512
Provision for loan loss	5,363	—	5,363

Net interest income after provision for loan loss	12,309	206	12,515
Non-interest income	4,121	7,988	12,109
Non-interest expense	13,462	7,270	20,732

Income before tax	2,968	924	3,892
Income tax expense	983	326	1,309

Net income	$1,985	$598	$2,583

	For the Nine Months Ended September 30, 2008
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$115,577	$590	$116,167
Interest expense	60,923	177	61,100
Provision for loan loss	14,709	—	14,709

Net interest income after provision for loan loss	39,945	413	40,358
Securities available for sale write-down	(5,029)	—	(5,029)
Non-interest income	11,833	24,640	36,473
Goodwill impairment charge	33,593	—	33,593
Non-interest expense	46,047	23,325	69,372

Income (loss) before tax	(32,891)	1,728	(31,163)
Income tax expense (benefit)	(3)	622	619

Net income (loss)	$(32,888)	$1,106	$(31,782)

	For the Nine Months Ended September 30, 2007
	Banking	Investment
	Services	Services	Total
	(Dollars in thousands)
Interest income	$126,370	$849	$127,219
Interest expense	71,525	263	71,788
Provision for loan loss	10,432	—	10,432

Net interest income after provision for loan loss	44,413	586	44,999
Non-interest income	11,436	24,307	35,743
Non-interest expense	41,310	22,164	63,474

Income before tax	14,539	2,729	17,268
Income tax expense	5,145	940	6,085

Net income	$9,394	$1,789	$11,183

      11. EARNINGS PER SHARE
Earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. There were 2,036,537 stock options that were antidilutive for the period ending September 30, 2008. There were stock options for 717,247 shares that were antidilutive for the period ending September 30, 2007.

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
Net income applicable to common stock	$(38,554)	$2,583	$(31,782)	$11,183

Weighted average common shares outstanding	28,692	28,489	28,561	28,792
Dilutive effect of stock options	—	43	—	205

Weighted average common shares outstanding for dilutive computation	28,692	28,532	28,561	28,997

Basic earnings per share as reported	$(1.34)	$0.09	$(1.11)	$0.39
Diluted earnings per share as reported	$(1.34)	$0.09	$(1.11)	$0.38
      12. OTHER BORROWINGS
Included in other borrowings is $14.9 million outstanding at September 30, 2008 under a Credit Agreement between JP Morgan Chase Bank, N.A., (JP Morgan) and United Community, dated September 12, 2005, as amended on July 18, 2007, and March 28, 2008, (the “Credit Agreement”). The Credit Agreement provided United Community with a line of credit of up to $40.0 million.
The Credit Agreement sets forth numerous covenants with which United Community must comply. At December 31, 2007, the ratio of Home Savings’ loans past due 90 days or more and still accruing interest, all non-accrual loans, all restructured loans and leases and all other non-performing loans to its total loans and Other Real Estate Owned exceeded the level permitted in the Credit Agreement. JP Morgan would not agree to waive the default and notified United Community that it would not advance any new funds and that a default rate of interest equal to the one month LIBOR plus 5.25% would be charged on the outstanding principal balance.
On March 28, 2008, United Community and JP Morgan amended the Credit Agreement to provide, among other things, (1) a waiver of all existing defaults under the credit agreement, (2) that no new funds would be advanced to United Community on the line of credit, and (3) an increase in the allowable non-performing asset ratio to 6.50% of total loans and REO. As of September 30, 2008, that ratio was 5.52%.
On August 29, 2008, United Community and JP Morgan amended the Credit Agreement in response to the event of default that occurred when United Community entered into a Stipulation and Consent to Issuance of Order to Cease and Desist with the Office of Thrift Supervision (“OTS”) and United Community’s wholly owned subsidiary, The Home Savings and Loan Company of Youngstown, Ohio, entered into a Stipulation and Consent to the Issuance of an Order to Cease and Desist with the Federal Deposit Insurance Corporation (“FDIC”) and State of Ohio, Division of Financial Institutions (“Ohio Division”). The Amendment waived the events of default and extended the maturity date of the borrowings until January 31, 2009. In connection with the Amendment, United Community made a principal payment of $1.4 million to reduce the amount of borrowings to $14.9 million at September 30, 2008 and pledged additional collateral.
      13. BROKERED CERTIFICATES OF DEPOSIT
To supplement its funding needs, United Community began obtaining brokered certificates of deposit in 2007. Such deposits have maturities ranging from six months to two years. The total balance of brokered certificates of deposit was $185.2 million at September 30, 2008 and $39.9 million at December 31, 2007. Home Savings cannot obtain additional brokered certificates of deposit without prior consent of the FDIC and Ohio Division.

     14. REGULATORY ENFORCEMENT ACTION
On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to Issuance of Order to Cease and Desist (OTS Order) with the OTS. Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (Bank Order) with the FDIC and the Ohio Division. Although United Community and Home Savings have agreed to the issuance of the OTS Order and the Bank Order, respectively, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC, or the Ohio Division.
The OTS Order requires UCFC to obtain OTS approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any UCFC stock; or (iii) paying any dividends. The OTS Order also requires UCFC to develop a debt reduction plan and submit the plan to the OTS for approval.
The Bank Order requires Home Savings, within specified timeframes, to take or refrain from certain actions, including: (i) retaining a bank consultant to assess Home Savings management needs and submitting a management plan that identifies officer positions needed, identifies and establishes board and internal operating committees, evaluates Home Savings’ senior officers, and provides for the hiring of any additional personnel; (ii) seeking regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extending additional credit to classified borrowers; (iv) establishing a compliant Allowance for Loan and Lease Loss methodology; (v) enhancing its risk management policies and procedures; (vi) adopting and implementing plans to reduce its classified assets and delinquent loans, and to reduce loan concentrations in nonowner-occupied commercial real estate and construction, land development, and land loans; (vii) establishing board of directors committees to evaluate and approve certain loans and oversee Home Savings’ compliance with the Bank Order; (viii) revising its loan policy and enhancing its underwriting and credit administration functions; (ix) developing a strategic plan and budget and profit plan; (x) correcting all violations of laws, rules, and regulations and implementing procedures to ensure future compliance; (xi) increasing its Tier 1 capital to 8% and its total risk based capital to 12% by December 31, 2008; and (xii) seeking regulatory approval prior to declaring or paying any cash dividend. At September 30, 2008, Home Savings’ Tier 1 capital was 7.43% and its total risk based capital was 11.78%. Because of the consent to the Bank Order, Home Savings is deemed ‘adequately capitalized’ for regulatory capital purposes.
United Community and Home Savings are moving toward compliance with the OTS Order and Bank Order. As part of its plan to improve capital, the Company may sell securities or other assets, restrict lending activities and paydown subordinated debt and invest the capital in Home Savings.
     15. GOODWILL
Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets (as amended),” requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. Based on the level that United Community shares had been trading and other factors, management determined that it would be appropriate under the guidance of SFAS No. 142, to test the value of the goodwill previously recorded as a result of the mergers with Industrial Bancorp, Inc. in 2001 and Potters Financial Corporation in 2002 for goodwill impairment during the third quarter of 2008. As a result of impairment testing performed, the Company recorded an impairment charge of $33.6 million.
The fair value of goodwill was estimated using a number of measurement methods. These included the application of various metrics from bank sale transactions for institutions comparable to Home Savings, including the application of market-derived multiples of tangible book value and earnings, as well as estimations of the present value of future cash flows. Home Savings’ management reviewed the valuation of the fair value of Home Savings with the Audit Committee and concluded that Home Savings should recognize an impairment charge and write down its goodwill to a balance of zero.
      16. PARTICIPATION IN THE U.S. TREASURY CAPITAL PURCHASE PROGRAM
On October 3, 2008, Congress passed the Emergency Stabilization Act of 2008 (“EESA”), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (“CPP”) , which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of risk-weighted assets, with a maximum investment equal to the lesser of 3% of total risk-weighted assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9% thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. Participation in the program is not automatic and subject to approval by the Treasury. The Company has applied for participation in the CPP.
     17. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of losses on sales of securities and impairment charges, net of tax of $1.4 million at September 30, 2008, and $21,000 at December 31, 2007.
     Other comprehensive income (loss) components and related tax effects are as follows:

	September 30,	December 31,
	2008	2007
Unrealized holding gain (loss) on securities available for sale and postretirement benefits	$2,647	$3,016
Reclassification adjustment for losses (gains) realized in income	4,041	5

Net unrealized gains (losses)	(1,394)	3,011
Tax effect (35%)	(488)	1,054

Net of tax amount	$(906)	$1,957

     The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	September 30,
	2007	Change	2008
Unrealized gains (losses) on securities available for sale	$359	$(906)	$(547)
Unrealized gains on post-retirement benefits	302	—	302

Total	$661	$(906)	$(245)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	(5.57)%	0.38%	(1.54)%	0.55%
Return on average equity (3)	(54.84)%	3.63%	(14.96)%	5.21%
Interest rate spread (4)	2.61%	2.33%	2.48%	2.42%
Net interest margin (5)	2.92%	2.78%	2.84%	2.88%
Non-interest expense to average assets	8.29%	3.05%	4.99%	3.12%
Efficiency ratio (6)	76.24%	68.52%	74.01%	68.94%
Average interest-earning assets to average interest- bearing liabilities	110.52%	111.86%	111.22%	112.35%
Capital ratios:
Average equity to average assets	10.17%	10.47%	10.29%	10.56%
Equity to assets, end of period	8.59%	10.10%	8.59%	10.10%
Tier 1 leverage ratio	7.43%	8.03%	7.43%	8.03%
Tier 1 risk-based capital ratio	9.86%	9.94%	9.86%	9.94%
Total risk-based capital ratio	11.78%	12.44%	11.78%	12.44%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	4.73%	4.40%	4.73%	4.40%
Non-performing assets to average assets (8)	4.58%	4.14%	4.61%	4.15%
Non-performing assets to total assets at end of period	4.65%	4.10%	4.65%	4.10%
Allowance for loan losses as a percent of loans	1.45%	1.03%	1.45%	1.03%
Allowance for loan losses as a percent of non-performing loans (7)	31.23%	23.61%	31.23%	23.61%
Office data:
Number of full service banking offices	39	38	39	38
Number of loan production offices	6	5	6	5
Number of brokerage offices	21	20	21	21
Number of trust offices	2	2	2	2
Per share data:
Basic earnings (loss) per share (9)	$(1.34)	$0.09	$(1.11)	$0.39
Diluted earnings (loss) per share (9)	$(1.34)	$0.09	$(1.11)	$0.38
Book value (10)	$7.80	$9.21	$7.80	$9.21
Tangible book value (11)	$7.77	$8.05	$7.77	$8.05
Market value as a percent of book value (12)	64%	78%	64%	78%

(1)	Ratios for the three and nine month periods are annualized where appropriate.

(2)	Net income (loss) divided by average total assets.

(3)	Net income (loss) divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible and goodwill impairment charge, divided by the sum of net interest income and noninterest income, excluding securities write-downs and gains and losses on securities and other.

(7)	Nonperforming loans consist of loans ninety days past due, loans less than ninety days past due and not accruing interest and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans and real estate owned and other repossessed assets.

(9)	Earnings per share are computed by dividing net income ( loss) by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options.

(10)	Equity divided by number of shares outstanding.

(11)	Equity minus goodwill and core deposit intangible divided by number of shares outstanding.

(12)	Market value divided by book value. UCFC shares closed at $5.00 per share on September 30, 2008, as quoted on the NASDAQ stock market.

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
Comparison of Financial Condition at September 30, 2008 and December 31, 2007
Total assets decreased $33.3 million to $2.7 billion at September 30, 2008, compared to December 31, 2007. The change was attributable to decreases in loans held for sale of $79.7 million, goodwill of $33.6 million, cash and cash equivalents of $4.2 million, accrued interest receivable of $2.0 million and premises and equipment of $1.2 million. These decreases were offset partially by increases in securities available for sale of $56.0 million, net loans of $11.4 million, real estate owned and other repossessed assets of $10.0 million and other assets of $3.2 million.
Cash and cash equivalents decreased $4.2 million to $33.1 million at September 30, 2008, compared to $37.4 million at December 31, 2007. This change is primarily the result of a decrease in checks awaiting deposit at the Federal Reserve and cash maintained at Home Savings’ branch locations. These decreases were partially offset by an increase in cash maintained in Home Savings’ account at the Federal Reserve.
The trading securities portfolio increased $5.3 million to $10.4 million at September 30, 2008, from $5.1 million at December 31, 2007. This change resulted primarily from an increase in Butler Wick’s portfolio of $5.0 million in state and municipal securities and an increase of $149,000 in US Treasury and government sponsored securities, offset by decreases of $312,000 in mutual fund investments. Butler Wick’s increase in trading securities is due to normal trading activity and securities Butler Wick holds in inventory.
Available for sale securities increased $56.0 million, or 22.9%, from December 31, 2007, to September 30, 2008. Home Savings purchased $157.1 million in securities during the first nine months of 2008 and Butler Wick purchased $1.9 million. These purchases were partially offset by sales of $48.4 million at Home Savings and paydowns and maturities of $50.1 million at Home Savings and $2.6 million at Butler Wick. The remaining difference is primarily a result of changes in the market valuation of the portfolio, including the $4.7 million write-down of the Fannie Mae security, net of any amortization or accretion.
Net loans increased $11.4 million from December 31, 2007, to September 30, 2008. Real estate loans increased $13.1 million and consumer loans increased $9.0 million. The overall increase in loans is attributable primarily to higher originations and purchases of loans offset partially by paydowns during the period.
The allowance for loan losses increased to $33.2 million, or 1.45% of portfolio loans and 31.2% of nonperforming loans as of September 30, 2008, from $32.0 million or 1.41% of portfolio loans as of December 31, 2007. Provisions totaling $14.9 million during the nine months ended September 30, 2008 were substantially offset by charge-offs totaling $14.1 million. .Management establishes the allowance for loan losses at a level it believes adequate to absorb probable losses incurred in the loan portfolio. Management bases its determination of the adequacy of the allowance upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio, current economic conditions, and results of regulatory examinations. Furthermore, in determining the level of the allowance for loan loss, management reviews and evaluates on a monthly basis the necessity of a reserve for individual loans classified by management. The specifically allocated reserve for a classified loan is determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal remedies available to Home Savings. Once a review is completed, the need for a specific reserve is determined by the Home Savings Asset Review Committee and allocated to the loan. Other loans not reviewed specifically by management are evaluated as a homogeneous group of loans (e.g., performing single-family residential mortgage loans and all consumer credit except marine loans) using the historical charge-off experience ratio specific to each type of loan. The historical charge-off experience ratio considers the homogeneous nature of the loans, the geographical lending areas involved, regulatory examination findings, specific grading systems applied, and any other known factors that may impact the ratios used. Specific reserves on individual loans and historical ratios are reviewed periodically and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends, or actual principal charge-offs. These factors are susceptible to changes that could result in a material adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

	Allowance For Loan Losses
	December 31,				September 30,
	2007	Provision	Recovery	Chargeoff	2008
Real Estate Loans
Permanent
One-to four-family	$2,803	$1,781	$17	$(2,276)	$2,325
Multifamily residential	2,365	2,123	3	(641)	3,850
Nonresidential	4,488	607	3	(575)	4,523
Land	629	(146)	—	—	483

Total	10,285	4,365	23	(3,492)	11,181

Construction Loans
One-to four-family residential	11,892	5,528	10	(6,391)	11,039
Multifamily and nonresidential	607	(12)	—	—	595

Total	12,499	5,516	10	(6,391)	11,634

Consumer Loans
Home Equity	1,260	1,054	—	(1,186)	1,128
Auto	447	(134)	33	(72)	274
Marine	1,468	264	62	(316)	1,478
Recreational vehicle	2,050	(89)	103	(616)	1,448
Other	260	256	260	(447)	329

Total	5,485	1,351	458	(2,637)	4,657

Commercial Loans
Secured	2,375	1,540	—	(1,417)	2,498
Unsecured	1,362	1,937	101	(184)	3,216

Total	3,737	3,477	101	(1,601)	5,714

Total	$32,006	$14,709	$592	$(14,121)	$33,186

Nonperforming loans consist of loans past due 90 days or more, loans past due less than 90 days that are on nonaccrual status, and restructured loans. Nonperforming loans were $106.3 million, or 4.73% of net loans, at September 30, 2008, compared to $101.1 million, or 4.52% of net loans, at December 31, 2007. The schedule below summarizes the change in nonperforming loans for the first nine months of 2008.

Nonperforming Loans
	September 30,	December 31,		2008 Interest
	2008	2007	Change	Foregone
Real Estate Loans
Permanent
One-to four-family	$16,923	$12,752	$4,171	$472
Multifamily residential	15,490	13,604	1,886	623
Nonresidential	13,679	13,597	82	110
Land	3,717	3,700	17	322

Total	49,809	43,653	6,156	1,527

Construction Loans
One-to four-family residential	42,363	44,680	(2,317)	245
Multifamily and nonresidential	816	825	(9)	75

Total	43,179	45,505	(2,326)	320

Consumer Loans
Home Equity	2,123	2,454	(331)	61
Auto	196	211	(15)	—
Marine	2,617	1,714	903	66
Recreational vehicle	790	376	414	23
Other	22	64	(42)	3

Total	5,748	4,819	929	153

Commercial Loans
Secured	4,027	4,554	(527)	406
Unsecured	288	184	104	51
Total	4,315	4,738	(423)	457

Restructured Loans	3,199	2,341	858	—

Total Nonperforming Loans	$106,250	$101,056	$5,194	$2,457

The $4.2 million increase in nonperforming loans secured by one-to four-family properties was primarily a result of the overall increase in the number of loans becoming 90 or more days past due. The decrease in nonperforming construction loans was primarily the result of Home Savings taking into possession property collateralizing three lending relationships totaling $12.5 million in the first quarter of 2008.
A loan is impaired when, based on current information and events, it is probable that Home Savings will be unable to collect both the contractual interest payments and the contractual principal payments, as scheduled in the loan agreement. The net decrease in impaired loans, as shown in the following table, of $2.5 million during the period relates primarily to Home Savings taking possession of property collateralizing $12.5 of one-to four-family residential loans and property collateralizing $3.7 million of nonresidential real estate loans.

Impaired Loans
	September 30,	December 31,
	2008	2007	Change
Real Estate Loans
Permanent
One-to four-family	$2,252	$2,681	$(429)
Multifamily residential	15,770	13,604	2,166
Nonresidential	13,817	13,597	220
Land	3,700	3,700	—

Total	35,539	33,582	1,957

Construction Loans
One-to four-family residential	38,639	43,518	(4,879)
Multifamily and nonresidential	816	825	(9)

Total	39,455	44,343	(4,888)

Consumer Loans
Home Equity	—	—	—
Auto	—	—	—
Boat	2,617	1,714	903
Recreational vehicle	—	—	—
Other	—	—	—

Total	2,617	1,714	903

Commercial Loans
Secured	4,027	4,554	(527)
Unsecured	288	184	104

Total	4,315	4,738	(423)

Total Impaired Loans	$81,926	$84,377	(2,451)

Other nonperforming assets, consisting of real estate and other consumer property acquired in the settlement of loans, totaled $20.5 million at September 30, 2008, compared to $10.5 million at December 31, 2007. The $10.0 million increase is primarily attributable to the acquisition of properties having an estimated market value of $13.3 million that collateralized commercial construction loans primarily in the central Ohio market area and three properties with a combined estimated market value of $1.2 million that secured three commercial real estate loans located in northeast Ohio. Home Savings disposed of land with a value of $3.1 million in the first quarter of 2008, partially offsetting the increase. Other consumer property, such as boats, recreational vehicles, and automobiles that were received by Home Savings in the satisfaction of loans, makes up the remainder of the change.
Loans held for sale decreased $79.7 million, or 91.4%, to $7.5 million at September 30, 2008, compared to $87.2 million at December 31, 2007. The change in loans held for sale was due largely to loans that were designated for sale in the fourth quarter of 2007 and were sold in February 2008, with a gain of $1.5 million. Home Savings sells newly originated loans as part of its risk management strategy and anticipates doing so in the future.
Federal Home Loan Bank stock grew to $26.5 million at September 30, 2008, compared to $25.4 million at December 31, 2007. During the first nine months of 2008, the Federal Home Loan Bank paid a stock dividend in lieu of a cash dividend to its member banks.
Home Savings maintains a contra account for uncollected interest for loans on non-accrual status that represents the reduction in interest income from the time the borrower stopped making payments until the loan is repaid, charged off or the default is cured and performance resumes. The increases in these reserves, from $12.2 million at December 31, 2007, to $14.6 million at September 30, 2008, and the impact of the loan sale mentioned above, were the primary reasons that accrued interest receivable decreased $2.0 million to $11.0 million at September 30, 2008, compared to $13.1 million at December 31, 2007.

At December 31, 2007, United Community has recorded $33.6 million in goodwill in connection with two acquisitions completed in 2001 and 2002. Goodwill is not amortized. Generally Accepted Accounting Principles (GAAP) require the Company to perform an impairment test on goodwill annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired, by comparing the fair value of goodwill to its carrying amount. If the carrying amount exceeds the fair value, an impairment charge must be recognized in an amount equal to that excess. GAAP does not permit an increase to goodwill if, in future valuations, the fair value of the asset exceeds its carrying cost. As a result of impairment testing performed, the Company recorded an impairment charge of $33.6 million. The Company decided it was appropriate to perform the analysis in the third quarter based primarily on the price at which its shares were trading.
Other assets increased $3.2 million to $16.5 million at September 30, 2008, compared to $13.3 million at December 31, 2007. Home Savings had increases in deferred federal income taxes of $437,000 related to the market valuation of available for sale securities, prepaid Ohio franchise tax of $526,000, cash due on payments of mortgage-backed securities of $1.2 million and $242,000 in deferred mortgage servicing rights. Butler Wick had an increase in other assets, such as deferred taxes and prepaid assets, of $967,000.
Total deposits increased $41.9 million to $1.9 billion at September 30, 2008, compared to December 31, 2007. This change was due primarily to an increase of $145.1 million in brokered certificates of deposit offset by a $68.6 million decrease in retail certificates of deposit and a $34.7 million decrease in money market accounts and other demand deposit accounts. To supplement its funding needs, United Community began obtaining brokered certificates of deposit in 2007. Such deposits have maturities ranging from six months to two years. The total balance of brokered certificates of deposit was $185.2 million at September 30, 2008 and $39.9 million at December 31, 2007. Home Savings cannot obtain additional brokered certificates of deposit without prior consent of the FDIC and Ohio Division.
Federal Home Loan Bank advances decreased $18.8 million during the first nine months of 2008, reflecting a decrease in overnight advances of $11.8 million and a decrease in term advances of $7.0 million. Home Savings had approximately $170.5 million in unused borrowing capacity at the FHLB at September 30, 2008. Repurchase agreements and other borrowed funds, including United Community’s line of credit with JP Morgan Chase Bank, N.A., decreased $14.4 million to $135.1 million at September 30, 2008 from $149.5 million at December 31, 2007. The maturity date of this line of credit is January 31, 2009.
Advance payments by borrowers for taxes and insurance decreased $6.1 million during the first nine months of 2008. Payments for real estate taxes and property insurance made on behalf of customers of Home Savings account for $3.1 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $3.0 million.
Accrued interest payable declined from $7.8 million at December 31, 2007, to $5.2 million at September 30, 2008. The decrease was primarily due to a decrease in interest accrued on retail certificates of deposit of $4.6 million, partially offset by increases in interest accrued on brokered certificates of deposit of $1.7 million and money market and other demand accounts of $335,000.
Accrued expenses and other liabilities increased $2.2 million, to $4.8 million at September 30, 2008 from $2.6 million at December 31, 2007. Home Savings had an increase in accrued liabilities for official check remittances of $1.3 million. Butler Wick had an increase in accrued expenses and other liabilities due largely to securities sold but not yet settled over the end of the period. These increases were offset by a decrease in accrued federal income tax at Home Savings of $2.4 million.
Shareholders’ equity decreased $35.4 million, to $234.4 million at September 30, 2008, from $269.7 million at December 31, 2007. Earnings of $1.1 million from Butler Wick for the first nine months of 2008 were more than offset by a $31.9 million net loss recognized by Home Savings. Dividend payments to shareholders of $4.1 million and changes in available for sale securities, net of tax, of $906,000 also contributed to the decrease. United Community reduced its quarterly dividend to $0.0475 per share in the second quarter of 2008 and paid no dividend in the third quarter of 2008. Continuing credit quality issues and the cease and desist orders consented to in August 2008 could have an adverse impact on future dividends. If the Company participates in the CPP, it will not be able to increase its dividend with out consent of the OTS.
The $33.6 million impairment charge to goodwill will not impact regulatory capital as goodwill is excluded from equity for regulatory capital purposes.
United Community and Home Savings have regulators that have established minimum capital ratios for banks, thrifts and bank holding companies. The net unrealized gain or loss on available for sale securities is generally not included in computing regulatory capital. The Cease and Desist Orders consented to in August 2008, require Home Savings to be at and maintain a Tier 1 capital ratio of 8% and a total risk-based capital ratio of 12%. This must be achieved by December 31, 2008. At September 30, 2008, Home Savings’ reported a Tier 1 ratio of 7.43% and a total risk based capital ratio of 11.78%. The Company has developed a capital enhancement plan and expects to reach the ordered threshold before December 31, 2008. Discussion of this capital plan can be found under the caption “Impact of Cease and Desist Orders on Future Earnings” found at the end of this Management Discussion and Analysis..

Comparison of Operating Results for the Three Months Ended
September 30, 2008 and September 30, 2007
Net Income (Loss). United Community recognized a net loss for the three months ended September 30, 2008, of $38.6 million, or $(1.34) per diluted share, compared to net income of $2.6 million, or $0.09 per diluted share, for the three months ended September 30, 2007. Compared with the third quarter of 2007, net interest income increased $1.0 million, the provision for loan losses increased $3.6 million, non-interest income decreased $6.1 million, and non-interest expense increased $36.6 million primarily as a result of the goodwill impairment. United Community’s annualized return on average assets and return on average equity were (5.57)% and (54.84)%, respectively, for the three months ended September 30, 2008. The annualized return on average assets and return on average equity for the comparable period in 2007 were 0.38% and 3.63%, respectively.
Net Interest Income. Net interest income for the three months ended September 30, 2008, was $18.9 million compared to $17.9 million for the same period last year. Interest income decreased $4.5 million in the third quarter of 2008 compared to the third quarter of 2007. The change in interest income was due primarily to decreases in interest earned on net loans. Home Savings had a decrease in the average balance of net loans of $27.6 million and a reduction of 81 basis points in the rate earned on those loans during the third quarter of 2008, as compared to the same quarter in 2007. This decrease was offset partially by an increase in interest earned on available for sale securities, as the average balance of those assets grew by $59.1 million and the yield earned on those securities increased eight basis points.
Total interest expense decreased $5.5 million for the quarter ended September 30, 2008, as compared to the same quarter last year. The change was due primarily to a reduction of $2.7 million in interest paid on Federal Home Loan Bank advances. A decrease in interest paid on deposits of $2.4 million also contributed to the change. Interest paid on certificates of deposit decreased $991,000. Interest paid on other interest-bearing deposits such as money market accounts and savings accounts, decreased $1.4 million, primarily reflecting a reduction of 157 basis points in the cost of money market accounts and a reduction of 77 basis points in the cost of certificates of deposit, which more than offset the impact of an increase in the average balance of those accounts.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was due to a decrease in the average balance of those funds of $84.5 million and a rate decrease on those borrowings of 172 basis points in the third quarter compared to the same quarter in 2007. The rate on short term advances from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to drop the federal funds rate over the past year. The average balance of certificates of deposit increased based on management’s decision to utilize brokered certificates of deposit as a means of enhancing liquidity at Home Savings. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the rate paid on these alternative borrowings of 95 basis points.
The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the third quarter of last year. The interest rate spread for the three months ended September 30, 2008, grew to 2.61% compared to 2.33% for the quarter ended September 30, 2007. Net interest margin increased 14 basis points to 2.92% for the three months ended September 30, 2008 compared to 2.78% for the same quarter in 2007.

	For the Three Months Ended September 30,
	2008 vs. 2007
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(4,497)	$(463)	$(4,960)
Loans held for sale	(25)	(122)	(147)
Investment securities:
Trading	2	25	27
Available for sale	54	740	794
FHLB stock	(77)	12	(65)
Other interest-earning assets	(120)	3	(117)

Total interest-earning assets	$(4,663)	$195	$(4,468)

Interest-bearing liabilities:
Savings accounts	14	1	15
NOW and money market accounts	(1,696)	247	(1,449)
Certificates of deposit	(2,694)	1,703	(991)
Federal Home Loan Bank advances	(1,777)	(911)	(2,688)
Repurchase agreements and other	(341)	(51)	(392)

Total interest-bearing liabilities	$(6,494)	$989	(5,505)

Change in net interest income			$1,037

Provision for Loan Losses. A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $3.6 million, to $9.0 million for the three months ended September 30, 2008, compared to $5.4 million for the same period in 2007. The $9.0 million provision was primarily the result of the recurring assessments of the portfolio.
Non-interest Income. Non-interest income decreased $6.1 million, or 50.8%, to $6.0 million for the three months ended September 30, 2008, from $12.1 million for the three months ended September 30, 2007, primarily as a result of the write down of $4.7 million for the Fannie Mae security and the write down of $353,000 on the stock owned by the Company in another financial institution. In addition, United Community recognized an increase in losses of $1.0 million, on the value of other real estate owned by Home Savings obtained in the settlement of nonperforming loans. These losses were partially offset by modest increases in brokerage commissions and underwriting and investment banking income.
Non-interest Expense. Total non-interest expense increased $36.6 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. The increase is due primarily to the recognition of the #33.6 million impairment charge associated an evaluation of goodwill, as previously mentioned. The Company also incurred additional expenses associated with deposit insurance premiums, consulting fees and expenses required to maintain other real estate owned prior to its sale. Expenses to maintain other real estate owned are expected to remain high through the rest of 2008 due to the increase in the number of properties acquired by Home Savings in resolving nonperforming loans, as well as legal expenses and other collection expenses associated with Home Savings’ nonperforming loans.
Comparison of Operating Results for the Nine Months Ended
September 30, 2008 and September 30 2007
Net Income (Loss). United Community incurred a net loss for the nine months ended September 30, 2008, of $31.8 million, or $(1.11) per diluted share, compared to net income of $11.2 million, or $0.38 per diluted share, for the nine months ended September 30, 2007. During the first nine months of 2008, net interest income decreased $364,000, the provision for loan losses increased $4.2 million, non-interest income decreased $4.3 million, and non-interest expense increased $39.5 million. United Community’s annualized return on average assets and return on average equity were (1.54)% and (14.96)%, respectively, for the nine months ended September 30, 2008. The annualized return on average assets and return on average equity for the comparable period in 2007 were 0.55% and 5.21%, respectively.
Net Interest Income. Net interest income for the nine months ended September 30, 2008, was $55.1 million compared to $55.4 million for the same period last year. Interest income decreased $11.1 million for the first nine months of 2008 compared to the first nine of 2007. The change in interest income was due primarily to decreases in interest earned on net loans. The average balance of net loans decreased $14.9 million, and the rate earned on those loans decreased 68 basis points. This decrease was offset partially by an increase in interest earned on available for sale securities, as the average balance of those assets grew by $46.9 million and the yield earned on those securities increased ten basis points.
Total interest expense decreased $10.7 million for the nine months ended September 30, 2008, as compared to the same period last year. The change was due primarily to decreases in interest paid on Federal Home Loan Bank advances of $6.3 million, and interest expense on deposits of $4.4 million. These decreases were partially offset by an increase in the cost of repurchase agreements and other borrowings of $173,000.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $51.4 million and a rate decrease on those borrowings of 153 basis points when comparing the nine months ended September 30, 2008 to the nine months ended September 30, 2007. As previously mentioned, Home Savings sold loans in February 2008 that were designated for sale in the fourth quarter of 2007. Some of the proceeds from that sale were used to pay down these advances. Additionally, the rate on short term borrowings from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to drop the federal funds rate over the past year.
Interest expense on deposits decreased $4.4 million when comparing the nine months ended September 30, 2008, to September 30, 2007. This change was due primarily to the overall decrease in the rate paid for these deposits of 150 basis points despite an increase in the average balance of certificates of deposit of $33.1 million. The average balance of certificates of deposit increased based on management’s decision to utilize brokered certificates of deposit as a means of enhancing liquidity at Home Savings. Notwithstanding an increase in the average balance of interest bearing demand deposit and money market accounts, a decrease in the rate paid on those deposits of 117 basis points also contributed to the decrease.
The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first nine months of last year. The interest rate spread for the nine months ended September 30, 2008, was 2.48% compared to 2.42% for the nine months ended September 30, 2007. Net interest margin compressed 4 basis points to 2.84% for the nine months ended September 30, 2008 compared to 2.88% for the same period in 2007.

	For the Nine Months Ended September 30,
	2008 vs. 2007
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(11,376)	$(759)	$(12,135)
Loans held for sale	(107)	(309)	(416)
Investment securities:
Trading	3	29	32
Available for sale	185	1,731	1,916
FHLB stock	(214)	17	(197)
Other interest-earning assets	(258)	6	(252)

Total interest-earning assets	$(11,767)	$715	$(11,052)

Interest-bearing liabilities:
Savings accounts	(170)	169	(1)
NOW and money market accounts	(4,225)	1,704	(2,521)
Certificates of deposit	(3,132)	1,225	(1,907)
Federal Home Loan Bank advances	(4,712)	(1,720)	(6,432)
Repurchase agreements and other	(336)	509	173

Total interest-bearing liabilities	$(12,575)	$1,887	(10,688)

Change in net interest income			$(364)

Provision for Loan Losses. The provision for loan losses increased by $4.3 million, to $14.7 million for the nine months ended September 30, 2008, compared to $10.4 million for the same period in 2007. The $14.7 million provision was primarily the result of the monthly assessments of the portfolio.
Non-interest Income. Non-interest income decreased $4.3 million, or 12.0%, to $31.4 million for the nine months ended September 30, 2008, from $35.7 million for the nine months ended September 30, 2007. The primary cause of the decrease was the write-down of the Fannie Mae auction rate pass through trust security and the write-down of the shares owned by the Company of another financial institution, as previously mentioned. In addition, United Community incurred increased losses on the disposition of property acquired in the resolution of nonperforming loans. These losses were offset partially by increased gains recognized on the sale of loans and the sale of available for sale securities. Gains recognized on the sale of loans during the first nine months of 2008 included $1.5 million in gains recognized on the sale of $76.5 million of loans designated for sale in the fourth quarter of 2007 and sold in February 2008. Also in the first nine months of 2008, Home Savings sold approximately $48.4 million in callable agency securities classified as available for sale and recognized a gain of approximately $802,000. The remaining gain recognized was the result of an ownership interest by Home Savings in Visa, Inc.
Non-interest Expense. Total non-interest expense increased $39.5 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The increase is largely attributable to the impairment charge associated with goodwill, as mentioned above. The Company also incurred additional expenses associated with deposit insurance premiums, consulting fees and expenses required to maintain other real estate owned prior to its sale. Expenses to maintain other real estate owned and FDIC insurance premiums are expected to remain high through the rest of 2008, as previously mentioned. An increase in salaries and employee benefits related to one-time severance costs and hospitalization related expenses at Home Savings also contributed to the change. Butler Wick also paid higher commissions and recognized additional expenses related to signing bonuses paid to new brokers in 2008.
Impact of Cease and Desist Orders on Future Earnings. United Community and Home Savings expect to incur higher expenses related to compliance with the Cease and Desist Orders (Orders) consented to in August 2008. Higher consulting fees are expected, resulting from the hiring of specialized consultants to assess personnel needs, enhance risk management policies and practices, enhance credit administration, and assist with the development and implementation of Home Savings’ strategic plan. These expenses are expected to be recognized in the fourth quarter and will aggregate approximately $200,000. Federal deposit insurance premiums are also expected to increase and are forecasted to be approximately $1.4 million in the fourth quarter of 2008.
The Orders require Home Savings to refine the methodology surrounding the allowance for loan and lease losses. Any changes in methodology are not expected to result in material changes to the adequacy of the allowance for loan and lease losses. The Orders also require Home Savings to develop and implement a plan to reduce classified assets and delinquent loans. Management believes these assets are properly valued at September 30, 2008, but cannot predict the future value of those assets. Furthermore, Home Savings must enhance loan policies, underwriting and credit administration functions, which may limit future growth and interest income.
The Orders prohibit United Community from incurring additional debt without prior approval, and to develop a debt reduction plan. Compliance with this provision will have a minimal impact on the Company’s liquidity but will reduce borrowing expenses over time. Furthermore, United Community must seek regulatory approval before declaring a dividend payment to shareholders. This may adversely affect the price at which the Company’s shares are traded.
Home Savings is required to increase its capital ratios by the end of the year, and maintain those levels over time. A capital enhancement plan is being developed and may include the reduction of certain types of lending and the sale of available for sale securities. Home Savings has received regulatory approval to prepay its $14.0 million subordinated note to United Community. Following this payment, United Community will invest the capital in Home Savings. The Company has also applied for participation in The Capital Purchase Program announced by the U.S. Treasury on October 14, 2008, as part of the Troubled Asset Relief Program.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 2008 and 2007. Average balance calculations were based on daily balances.

	Three Months Ended September 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars In thousands)
Interest-earning assets:
Net loans (1)	$2,235,986	$33,503	5.99%	$2,263,546	$38,463	6.80%
Net loans held for sale	7,241	76	4.20%	18,605	223	4.79%
Investment securities:
Trading	8,421	81	3.90%	5,701	54	3.79%
Available for sale	305,024	3,823	5.01%	245,884	3,029	4.93%
FHLB stock	26,116	352	5.39%	25,432	417	6.56%
Other interest-earning assets	9,308	87	3.74%	9,169	204	8.90%

Total interest-earning assets	2,592,096	37,922	5.85%	2,568,337	42,390	6.60%

Noninterest-earning assets	174,186			151,234

Total assets	$2,766,282			$2,719,571

Interest-bearing liabilities:
NOW and money market accounts	$427,339	$2,115	1.98%	$401,458	$3,564	3.55%
Savings accounts	183,209	206	0.45%	182,720	191	0.42%
Certificates of deposit	1,207,454	12,140	4.02%	1,096,057	13,131	4.79%
Federal Home Loan Bank advances	385,506	3,069	3.18%	470,031	5,758	4.90%
Repurchase agreements and other	141,827	1,477	4.17%	145,860	1,868	5.12%

Total interest-bearing liabilities	2,345,335	19,007	3.24%	2,296,126	24,512	4.27%

Noninterest-bearing liabilities	139,754			138,833

Total liabilities	2,485,089			2,434,959
Equity	281,193			284,612

Total liabilities and equity	$2,766,282			$2,719,571

Net interest income and interest rate spread		$18,915	2.61%		$17,878	2.33%

Net interest margin			2.92%			2.78%
Average interest-earning assets to average interest-bearing liabilities			110.52%			111.86%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine month periods ended September 30, 2008 and 2007. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,
	2008			2007
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars In thousands)
Interest-earning assets:
Net loans (1)	$2,240,853	$103,246	6.14%	$2,255,789	$115,381	6.82%
Net loans held for sale	10,690	352	4.39%	19,633	768	5.22%
Investment securities:
Trading	7,572	211	3.73%	6,503	179	3.67%
Available for sale	296,538	10,978	4.94%	249,681	9,062	4.84%
FHLB stock	25,776	1,032	5.34%	25,432	1,229	6.44%
Other interest-earning assets	7,921	348	5.86%	7,844	600	10.20%

Total interest-earning assets	2,589,350	116,167	5.98%	2,564,882	127,219	6.61%

Noninterest-earning assets	163,989			145,057

Total assets	$2,753,339			$2,709,939

Interest-bearing liabilities:
NOW and money market accounts	$446,017	$7,766	2.32%	$392,939	$10,287	3.49%
Savings accounts	181,038	584	0.43%	189,422	585	0.41%
Certificates of deposit	1,152,175	37,657	4.36%	1,119,117	39,564	4.71%
Federal Home Loan Bank advances	397,083	9,952	3.34%	448,487	16,384	4.87%
Repurchase agreements and other	151,749	5,141	4.52%	132,976	4,968	4.98%

Total interest-bearing liabilities	2,328,062	61,100	3.50%	2,282,941	71,788	4.19%

Noninterest-bearing liabilities	142,074			140,731

Total liabilities	2,470,136			2,423,672
Equity	283,203			286,267

Total liabilities and equity	$2,753,339			$2,709,939

Net interest income and interest rate spread		$55,067	2.48%		$55,431	2.42%

Net interest margin			2.84%			2.88%
Average interest-earning assets to average interest-bearing liabilities			111.22%			112.35%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. Due to the current low level of treasury rates, values for a decline in rates of 200 and 300 basis points are not calculated for the quarter ended September 30, 2008. As noted, for the quarter ended September 30, 2008, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter ended September 30, 2008
	NPV as % of portfolio value of assets			Next 12 months net interest income
				(Dollars in thousands)
					Internal policy
		Internal policy			limitations on
Change in rates		limitations as to			maximum
(Basis points)	NPV Ratio	minimum %	Change in %	$ Change	change	% Change

+300	7.91%	5.00%	(2.71)%	$(7,970)	(15.00)%	(10.20)%
+200	9.03	6.00	(1.59)	(4,881)	(10.00)	(6.24)
+100	9.77	6.00	(0.86)	(2,111)	(5.00)	(2.70)
Static	10.62	7.00	—	—	—	—
(100)	10.72	6.00	0.10	903	(5.00)	1.16

Year Ended December 31, 2007
	NPV as % of portfolio value of assets			Next 12 months net interest income
				(Dollars in thousands)
Change in rates		Internal policy			Internal policy
(Basis points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+ 300	7.99%	5.00%	(1.48)%	$(7,009)	(15.00)%	(9.93)%
+ 200	8.73	6.00	(0.75)	(4,353)	(10.00)	(6.17)
+ 100	9.29	6.00	(0.18)	(2,139)	(5.00)	(3.03)
Static	9.47	7.00	—	—	—	—
(100)	9.53	6.00	0.05	2,723	(5.00)	3.86
(200)	8.82	6.00	(0.66)	3,467	(15.00)	4.91
(300)	7.90	5.00	(1.57)	3,397	(20.00)	4.81

Due to changes in the composition of Home Savings’ funding mix since December 2007, Home Savings sensitivity to rising rates has increased slightly. Therefore, Home Savings remains liability sensitive. Management is comfortable with Home Savings’ interest rate risk position and with its outlook for interest rates over the next year.
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
In the last nine months, Home Savings has begun to see the positive impact of a steeper yield curve. The net interest margin continues to improve, despite a high level of nonperforming assets, as certificates of deposit reprice at much lower levels supported by loan yields that have stabilized.
ITEM 4. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2008. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended September 30, 2008, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to affect materially United Community’s internal controls over financial reporting.

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
ITEM 1A — Risk Factors
Item 1A of United Community’s Form 10-K for the year ended December 31, 2007 presents risk factors that may impact United Community’s future results. In light of recent cease and Desist Orders consented to by Home Savings and United Community, those risk factors are supplemented by the following risk factor:
Cease and desist orders restrict dividends and certain business activities.
United Community’s ability to pay regular quarterly dividends to shareholders and to pay interest on United Community’s debt depends to a large extent upon the dividends received from Home Savings. The Bank Orders prohibit Home Savings from paying dividends to United Community without prior regulatory approval. In addition, the OTS Orders prohibit United Community from paying dividends to shareholders without prior regulatory approval.
Management believes that United Community, on a stand-alone basis, currently has adequate resources to meet its current obligations, which are primarily interest payments on a $14.9 million line of credit. However, in the longer term, United Community’s ability to service debt depends on its ability to receive dividends from Home Savings and Butler Wick and, when debt matures, on its ability to renew, refinance or pay down the line of credit. Furthermore, the OTS Orders prohibit United Community to issue or renew debt without prior approval. We cannot predict whether regulatory approval will be received for payments of dividends by Home Savings to United Community, or for the payment of future dividends by United Community to shareholders or how long these restrictions will remain in effect.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There have been no purchases of treasury shares during the quarter ended September 30, 2008.
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
UNITED COMMUNITY FINANCIAL CORP.

Date: November 10, 2008	/S/ Douglas M. McKay
Douglas M. McKay
Chief Executive Officer

Date: November 10, 2008	/S/ James R. Reske
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