Form 10-K
period 2008-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2009-03-17
CIK 707886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 0-024399
UNITED COMMUNITY FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Ohio (State or other jurisdiction of incorporation or organization)	34-1856319 (I.R.S. Employer Identification Number)

275 West Federal Street, Youngstown, Ohio (Address of principal executive offices)	44503 (Zip Code)

Registrant’s telephone number:
(330) 742-0500

Securities registered pursuant to Section 12(b) of the Act:

Common shares, no par value per share (Title of Class)	Nasdaq (Name of each exchange on which registered)

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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 30, 2008 was approximately $104.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 10, 2009, there were 30,897,825 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K — Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders

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

As a unitary thrift holding company, United Community is subject to regulation, supervision and examination by the Office of Thrift Supervision (OTS), the Division of Financial Institutions of the Ohio Department of Commerce (Ohio Division) and the SEC. United Community’s primary activity is holding the common shares of Home Savings. Consequently, the following discussion focuses primarily on the business of Home Savings.

Home Savings was organized as a mutual savings association under Ohio law in 1889. Currently, Home Savings is a state-chartered savings bank, subject to supervision and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division. Home Savings is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and the deposits of Home Savings are insured up to applicable limits by the FDIC.

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

The OTS Order requires United Community to obtain OTS approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The OTS Order also requires United Community to develop a debt reduction plan and submit the plan to the OTS for approval.

The Bank Order requires Home Savings, within specified timeframes, to take or refrain from certain actions, including: (i) retaining a bank consultant to assess Home Savings’ management needs and submitting a management plan that identifies officer positions needed, identifies and establishes board and internal operating committees, evaluates Home Savings’ senior officers, and provides for the hiring of any additional personnel; (ii) seeking regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extending additional credit to classified borrowers; (iv) establishing a compliant Allowance for Loan and Lease Loss methodology; (v) enhancing its risk management policies and procedures; (vi) adopting and implementing plans to reduce its classified assets and delinquent loans, and to reduce loan concentrations in nonowner-occupied commercial real estate and construction, land development, and land loans; (vii) establishing board of directors’ committees to evaluate and approve certain loans and oversee Home Savings’ compliance with the Bank Order; (viii) revising its loan policy and enhancing its underwriting and credit administration functions; (ix) developing a strategic plan and budget and profit plan; (x) correcting all violations of laws, rules, and regulations and implementing procedures to ensure future compliance; (xi) increasing its Tier 1 capital to 8.00% and its total risk-based capital to 12.00% by December 31, 2008; and (xii) seeking regulatory approval prior to declaring or paying any cash dividend. At December 31, 2008, Home Savings’ Tier 1 capital was 8.20% and its total risk-based capital was 12.06%. Because of the consent to the Bank Order, Home Savings is deemed ‘adequately capitalized’ for regulatory capital purposes.

On August 12, 1999, United Community acquired Butler Wick, the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. On December 31, 2008, the Company completed the sale of Butler Wick & Co., Inc., to Stifel Financial Corp. for $12.0 million. On January 7, 2009, the Company announced the sale of Butler Wick Trust to Farmers National Banc Corp. As a result, Butler Wick has been reported as a discontinued operation and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

When used in this Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in United Community’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings’ market area, and competition, that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above could affect United Community’s financial performance and could cause United Community’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

United Community does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

LENDING ACTIVITIES

General.  Home Savings’ principal lending activity is the origination of conventional real estate loans secured by real estate located in Home Savings’ primary market area, including single family residences, multifamily residences and nonresidential real estate, including construction projects. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans, including home equity loans, loans secured by savings accounts, motor vehicles, boats and recreational vehicles and unsecured loans.

Loan Portfolio Composition.  The following table presents certain information regarding the composition of Home Savings’ loan portfolio at the dates indicated:

	At December 31,
	2008		2007		2006		2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)

Real estate loans:
Permanent loans:
One- to four-family residential	$909,567	40.65%	$871,019	38.41%	$854,829	37.65%	$749,362	35.44%	$690,413	37.68%
Multifamily residential	187,711	8.39	179,535	7.92	163,541	7.20	154,702	7.32	153,011	8.35
Non-residential	375,463	16.78	359,070	15.84	348,528	15.35	314,124	14.86	289,755	15.81
Land	23,517	1.05	22,818	1.01	26,684	1.18	14,979	0.71	14,701	0.80

Total permanent	1,496,258	66.87	1,432,442	63.18	1,393,582	61.38	1,233,167	58.33	1,147,880	62.64
Construction loans:
One- to four-family residential	255,355	11.41	357,153	15.75	388,926	17.13	389,558	18.43	301,193	16.43
Multifamily and non-residential	35,797	1.60	25,191	1.11	25,215	1.11	66,788	3.16	47,230	2.58

Total construction	291,152	13.01	382,344	16.86	414,141	18.24	456,346	21.59	348,423	19.01

Total real estate loans	1,787,410	79.88	1,814,786	80.04	1,807,723	79.62	1,689,513	79.92	1,496,303	81.65
Consumer loans:
Home equity	253,348	11.32	234,362	10.33	220,679	9.72	196,986	9.32	133,441	7.28
Auto	24,138	1.08	31,206	1.38	36,605	1.61	42,975	2.03	58,148	3.17
Marine	11,781	0.53	14,196	0.63	19,218	0.85	23,434	1.11	31,622	1.73
RV	54,003	2.41	63,587	2.80	59,642	2.63	48,108	2.27	27,330	1.49
Other(1)	5,564	0.25	6,096	0.27	9,463	0.42	12,012	0.57	17,105	0.94

Total consumer	348,834	15.59	349,447	15.41	345,607	15.23	323,515	15.30	267,646	14.61
Commercial loans	101,489	4.53	103,208	4.55	116,952	5.15	100,977	4.78	68,523	3.74

Total loans	2,237,733	100.00%	2,267,441	100.00%	2,270,282	100.00%	2,114,005	100.00%	1,832,472	100.00%

Less net items	34,280		30,453		16,723		16,572		16,496

Total loans, net	$2,203,453		$2,236,988		$2,253,559		$2,097,433		$1,815,976

(1)	Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

Loan Maturity.  The following table sets forth certain information as of December 31, 2008, regarding the dollar amount of construction and commercial loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments or scheduled repayments.

	Principal Repayments Contractually
	Due in the Years Ended December 31,
	2009	2010-2013	2014 and thereafter	Total
	(Dollars in thousands)

Construction loans:
One- to four-family residential	$216,298	$17,700	$21,357	$255,355
Multifamily and non-residential	9,405	7,273	19,119	35,797
Commercial loans	69,034	12,411	20,044	101,489

Total	$294,737	$37,384	$60,520	$392,641

The next table sets forth the dollar amount of all loans reported above as due after December 31, 2009, which have fixed or adjustable interest rates:

Due after December 31, 2009
(Dollars in thousands)

Fixed rate	$37,554
Adjustable rate	60,350

$97,904

Loans Secured by One- to Four-Family Real Estate.  Home Savings originates conventional loans secured by first mortgages on one- to four-family residences primarily located within Home Savings’ primary market area. At December 31, 2008, Home Savings’ one- to four-family residential real estate loans held for investment totaled approximately $909.6 million, or 40.7% of total loans. At December 31, 2008, $21.7 million, or 2.3%, of Home Savings’ one- to four-family loans were nonperforming.

Home Savings currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans (ARMs). Although Home Savings’ loan portfolio includes a significant amount of 30-year fixed-rate loans, a significant portion of fixed rate loans are originated for sale. The interest rate adjustment periods on ARMs are typically one, three, or five years. The maximum interest rate adjustment on most of the ARMs is 2.0% on any adjustment date and a total of 6.0% over the life of the loan. The interest rate adjustments on three-year and five-year ARMs presently offered by Home Savings are indexed to the weekly average rate on the one-year U.S. Treasury securities. Rate adjustments are computed by adding a stated margin to the index.

FDIC regulations and Ohio law limit the amount that Home Savings may lend in relationship to the appraised value of the real estate and improvements that secure the loan at the time of loan origination. In accordance with such regulations, Home Savings may make loans on one- to four-family residences of up to 100% of the value of the real estate and improvements (LTV). Home Savings typically requires private mortgage insurance on the portion of the principal amount of the loan that exceeds 85% of the appraised value of the property securing the loan.

Under certain circumstances, Home Savings will offer loans with LTV’s exceeding 85% without private mortgage insurance. Customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit for up to 15% of the appraised value without having to purchase mortgage insurance. Home Savings also offers a first-time homebuyers product that permits an LTV of 95% without private mortgage insurance. Such loans involve a higher degree of risk because, in the event of a borrower default, the value of the underlying collateral may not satisfy the principal and interest outstanding on the loan. To reduce this risk, Home Savings underwrites all portfolio loans to Freddie Mac underwriting guidelines. At December 31, 2008, these loans totaled $85.3 million. There were approximately $2.9 million loans with LTV’s greater than 80% that were nonperforming at December 31, 2008.

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

Multifamily lending generally is considered to involve a higher degree of risk than one- to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home Savings attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations, limited liability companies, and partnerships. Home Savings requires borrowers to submit financial statements annually to enable management to monitor the loan, and requires an assignment of rents from borrowers.

At December 31, 2008, loans secured by multifamily properties totaled approximately $187.7 million, or 8.4% of total loans. The largest loan as of December 31, 2008 had a principal balance of $14.4 million and was performing according to its terms. There were approximately $8.7 million in multifamily loans, or 4.6% of Home Savings total multifamily portfolio, that were considered nonperforming at December 31, 2008.

Loans Secured by Nonresidential Real Estate.  Home Savings originates loans secured by nonresidential real estate, such as shopping centers, office buildings, hotels, and motels. Home Savings’ nonresidential real estate loans have adjustable rates, terms of up to 25 years and, generally, LTVs of up to 75%. The majority of such properties are located within Home Savings’ primary lending area.

Nonresidential real estate lending generally is considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower, the location of the real estate, the financial condition of the borrower, obtaining personal guarantees by the borrower, the quality and characteristics of the income stream generated by the property and the appraisal supporting the property’s valuation.

At December 31, 2008, Home Savings’ largest loan secured by nonresidential real estate had a balance of $17.8 million and was performing according to its terms. At December 31, 2008, approximately $375.5 million, or 16.8% of Home Savings’ total loans, were secured by mortgages on nonresidential real estate, of which $15.2 million of such loans, or 4.1% of Home Savings’ total nonresidential real estate loans, were considered nonperforming.

Loans Secured by Vacant Land.  Home Savings also originates a limited number of loans secured by vacant land, primarily for the construction of single-family houses. Home Savings’ land loans generally are fixed-rate loans for terms of up to five years and require a LTV of 65% or less. At December 31, 2008, approximately $23.5 million, or 1.1%, of Home Savings’ total loans were land loans, a majority of which were loans to individuals intending to construct and occupy single-family residences on the properties. Nonperforming land loans totaled $4.8 million, or 20.4% of such loans, at December 31, 2008.

Construction Loans.  Home Savings originates loans for the construction of one- to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a speculative (unsold) basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. Construction loans for one- to four-family residences have LTVs at origination of up to 95%, and construction loans for multifamily and nonresidential properties have LTVs at origination of up to 80% based on estimated value at completion, with the value of the land included as part of the owner’s equity.

At December 31, 2008, Home Savings had approximately $291.2 million, or 13.0% of its total loans, invested in construction loans, including $255.4 million in one- to four-family residential construction and approximately $35.8 million in multifamily and nonresidential construction loans. Approximately 58.4% of Home Savings’ residential construction loans are made to builders for homes for which the builder does not have a contract with a buyer. Home Savings, however, limits the number of outstanding loans to each builder on unsold homes under construction, both in dollar and number depending on the borrower.

Construction loans involve greater underwriting and default risks than loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. Loan funds are advanced upon the security of the project under construction. In the event a default on a construction loan occurs and foreclosure follows, Home Savings usually will take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

Nonperforming construction loans at December 31, 2008, totaled $44.0 million, or 15.1% of such loans.

Consumer Loans.  Home Savings originates various types of consumer loans, including home equity loans, vehicle loans, recreational vehicle loans, marine loans, overdraft protection loans, loans to individuals secured by demand accounts, deposits and other consumer assets and unsecured loans. Consumer loans are made at fixed and adjustable rates of interest and for varying terms based on the type of loan. At December 31, 2008, Home Savings had approximately $348.8 million, or 15.6% of its total loans, invested in consumer loans.

Home Savings generally makes closed-end home equity loans in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable and fixed rates of interest. Fixed-rate home equity loans have terms of five years but can be called at any time. Rate adjustments on adjustable home equity loans are determined by adding a margin to the current prime interest rate for loans on residences of up to 85% LTV in the first lien position and 80% LTV in the second lien position. At December 31, 2008, approximately $253.3 million, or 72.6%, of Home Savings’ consumer loan portfolio consisted of home equity loans. Home Savings also makes consumer loans secured by a deposit or savings account for up to 100% of the principal balance of the account. These loans generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

For new automobiles, loans are originated for up to 110% of the MSRP value of the car with terms of up to 72 months, and, for used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A) retail value of the car model and a term of up to 66 months. Most automobile loans are originated indirectly by approved auto dealerships. At December 31, 2008, automobile loans totaled $24.1 million of Home Savings’ consumer loan portfolio.

Nonperforming consumer loans at December 31, 2008, amounted to $5.9 million, or 1.7% of such loans.

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

At December 31, 2008, Home Savings had approximately $101.5 million invested in commercial loans. The majority of these loans are secured by inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings also originates unsecured commercial loans including lines of credit for periods of less than 12 months, short-term loans and, occasionally, term loans for periods of up to 36 months. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, if any. Home Savings had $53.7 million in unsecured commercial loans as of December 31, 2008.

Commercial loans generally entail greater risk than real estate lending. The repayment of commercial loans typically is dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

Nonperforming commercial loans at December 31, 2008, amounted to $4.6 million, or 4.5% of total commercial loans.

Reduction in loan concentrations.  The Bank Order requires Home Savings to adopt and implement plans to reduce loan concentrations in nonowner-occupied commercial real estate and construction, land development, and land loans. The plan was developed and adopted by Home Savings and was implemented in the third quarter of 2008. The plan included sharply reducing the origination of new construction, land, and land development loans as well as loans secured by commercial real estate. The Company has also reduced the level of construction loans purchased from another financial institution. The concentration of construction and land development loans declined from 156.7% of total risk-based capital as of December 31, 2007, to 129.8% of total risk-based capital as of December 31, 2008.

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

Each of Home Savings’ 39 offices and six loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings’ Underwriting Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by an approved independent fee appraiser. For all nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by Home Savings’ chief appraiser. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Commercial, residential, and nonresidential real estate loans up to $999,999 may be approved by an authorized executive officer. Loan requests of $1.0 million up to $5.0 million require the approval of the Officers’ Loan Committee. All loans which would cause the aggregate lending relationship to be greater than $5.0 million require approval by the Officers’ Loan Committee and the Board Loan Committee. Lending relationships of $15.0 million or greater must be approved by the full board of directors. In addition, under the terms of the Bank Order, certain loans require Board Loan Committee approval.

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

At December 31, 2008, Home Savings had $75.4 million of outstanding commitments to make loans, $141.1 million available to borrowers under consumer and commercial lines of credit and $41.2 million available in the OverdraftPrivledgetm program. At December 31, 2008, Home Savings had $92.6 million in undisbursed funds related to construction and commercial loans in process.

In 2003, Home Savings entered into an agreement to purchase one- to four-family construction loans from another institution. Loans purchased under this agreement earn a floating rate of interest, are guaranteed as to principal and interest by a third party and are for the purpose of constructing either pre-sold or market homes. At December 31, 2008, approximately $48.5 million was outstanding under this program. This represents a decrease of $35.9 million over the outstanding balance of $84.4 million included in net loans as of December 31, 2007. The effort to reduce the outstanding balance of this relationship is a direct result of Home Savings’ compliance with the Bank Order, as mentioned above. At December 31, 2008, $6.2 million of these loans were nonperforming.

Loans to One Borrower Limits.  Regulations generally limit the aggregate amount that Home Savings may lend to any one borrower to an amount equal to 15.0% of Home Savings’ unimpaired capital and unimpaired surplus (Lending Limit Capital). A savings association may lend to one borrower an additional amount not to exceed 10.0% of Lending Limit Capital if the additional amount is fully secured by certain forms of “readily marketable collateral”. Real estate is not considered “readily marketable collateral”. In applying this limit, regulations require that loans to certain related or affiliated borrowers be aggregated.

Based on such limits, Home Savings could lend approximately $36.4 million to one borrower at December 31, 2008. The largest amount Home Savings had committed to one borrower at December 31, 2008, was $23.4 million, of which $22.5 million was outstanding at that time. At December 31, 2008, this nonresidential real estate loan was performing in accordance with its terms.

Delinquent Loans, Nonperforming Assets and Classified Assets.  The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

	At December 31,
	2008			2007
			Percent of			Percent
			Net			of Net
	Number	Amount	Loans	Number	Amount	Loans
	(Dollars in thousands)

Loans delinquent for:
30-59 days	528	$46,365	2.10%	341	$41,478	1.85%
60-89 days	181	17,455	0.79	120	17,331	0.78
90 days or over	606	99,715	4.53	425	92,671	4.14

Total delinquent loans	1,315	$163,535	7.42%	886	$151,480	6.77%

In the fourth quarter of 2008, Home Savings adopted the more conservative practice of determining the past due status of loans based on the number of days the loan is past due. Previously, Home Savings had determined a loan’s past due status based on the number of calendar months the loan is past due. The effect of this change has caused an increase in reported past due one-to four-family real estate loans.

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

In compliance with the Bank Order, Home Savings does not extend additional credit to classified borrowers. The Bank has also developed a comprehensive plan to reduce the level of classified assets in the loan portfolio. A complete database of all classified borrowers is shared with underwriters and other authorized personnel. This database is queried prior to making any credit decisions to ensure the extension of any credit is not granted to classified borrowers. Home Savings has also modified its loan policies to address specifically the prohibition of the extension of credit to classified borrowers.

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets at the dates indicated:

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Nonperforming loans:
Nonaccrual loans
Real estate loans:
One- to four-family residential	$21,622	$12,708	$8,977	$6,795	$6,511
Multifamily and nonresidential	23,969	27,201	16,569	6,368	2,880
Construction (net of loans in process) and land	42,560	48,043	20,858	4,732	1,350

Total real estate loans	88,151	87,952	46,404	17,895	10,741
Consumer	5,549	4,809	3,245	2,495	5,152
Commercial	4,553	4,738	2,997	3,889	4,960

Total nonaccrual loans	98,253	97,499	52,646	24,279	20,853
Restructured loans	1,797	2,342	1,385	825	1,329
Past due 90 days and still accruing	6,631	1,215	796	563	377

Total nonperforming loans	106,681	101,056	54,827	25,667	22,559
Real estate acquired through foreclosure and other repossessed assets	29,258	10,510	3,242	2,514	1,682

Total nonperforming assets	$135,939	$111,566	$58,069	$28,181	$24,241

Nonperforming loans as a percent of loans, net	4.84%	4.52%	2.43%	1.22%	1.24%
Nonperforming assets as a percent of total assets	5.19	4.03	2.15	1.11	1.06
Allowance for loan losses as a percent of nonperforming loans	33.71	31.67	30.92	61.26	70.38
Allowance for loan losses as a percent of loans, net	1.61	1.41	0.75	0.74	0.87

During 2008, interest collected on nonperforming loans and included in net income was approximately $415,000. During 2008, approximately $3.1 million in additional interest income would have been recorded had nonaccrual and restructured loans been accruing pursuant to contractual terms.

Nonperforming assets increased approximately $24.4 million, or 21.8%, to $135.9 million at December 31, 2008, from $111.6 million at December 31, 2007. The increase in reported nonperforming assets was due in part to the adoption by Home Savings in the fourth quarter of 2008 of the more conservative practice of determining the past due status of loans based on the number of days the loan is past due, rather than the number of calendar months the loan is past due (as described above). At December 31, 2008, total nonperforming loans accounted for 4.84% of net loans receivable, compared to 4.52% at December 31, 2007. Total nonperforming assets were 5.19% of total assets as of December 31, 2008, up from 4.03% as of December 31, 2007.

Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of cost or estimated fair value less costs to sell as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 2008, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $29.3 million and consisted primarily of $1.8 million in single-family properties, $14.1 million secured by land and properties under construction, $1.8 million secured by commercial real estate, and $1.6 million in boats, recreational vehicles, and automobiles.

In addition to the nonperforming loans identified above, other loans may be identified as having potential credit problems that result in those loans being classified by our internal loan review function. These potential problem loans, which have not exhibited the more severe weaknesses generally present in nonperforming loans, amounted to $42.3 million.

Allowance for Loan Losses.  Management establishes the allowance for loan losses at a level it believes adequate to absorb probable losses incurred in the loan portfolio. Pursuant to the Bank Order, Home Savings has revised its Allowance for Loan Losses methodology. The methodology developed is reviewed regularly by the board of directors and will be revised as conditions and circumstances within the Bank’s loan portfolio dictate. Management bases its determination of the adequacy of the allowance upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio, current economic conditions, and results of regulatory examinations. Furthermore, in determining the level of the allowance for loan losses, management reviews and evaluates on a monthly basis the necessity of a reserve for individual impaired loans classified by management. The specifically allocated reserve for a classified loan is determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, market value of collateral, other sources of cash flow and legal options available to Home Savings. Once a review is completed, the need for a specific reserve is determined by the Home Savings Asset Review Committee and allocated to the loan. Other loans not reviewed specifically by management are evaluated as a homogeneous group of loans (generally single-family residential mortgage loans and all consumer credit except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. The loss factor described consists of two components, a quantitative component, and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recovery. This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balances of homogeneous loans. In determining the qualitative factors, consideration is given to such factors as economic conditions, changes in the nature and volume of the portfolio, lending personnel, lending policies, past-due loan trends, and trends in collateral values. Specific reserves on individual loans and historical ratios are reviewed periodically and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends or actual principal charge-offs. When evaluating the adequacy of the allowance for loan losses, consideration is given to geographic concentrations and the effect changing economic conditions have on Home Savings. These estimates are particularly susceptible to changes that could result in a material adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of period	$32,006	$16,955	$15,723	$15,877	$15,111
Provision for loan losses	25,329	28,750	4,347	3,028	9,370
Charge-offs:
Permanent real estate	(6,827)	(962)	(737)	(961)	(902)
Construction real estate	(9,151)	(5,924)	(320)	(35)	(114)
Consumer	(3,978)	(3,605)	(2,334)	(2,848)	(6,177)
Commercial	(2,132)	(3,729)	(47)	(241)	(1,867)

Total charge-offs	(22,088)	(14,220)	(3,438)	(4,085)	(9,060)

Recoveries:
Permanent real estate	29	10	34	51	325
Construction real estate	10	—	1	2	—
Consumer	575	509	283	848	72
Commercial	101	2	5	2	59

Total recoveries	715	521	323	903	456

Net charge-offs	(21,373)	(13,699)	(3,115)	(3,182)	(8,604)

Balance at end of year	$35,962	$32,006	$16,955	$15,723	$15,877

Ratio of net charge-offs to average net loans	(0.96)%	(0.60)%	(0.14)%	(0.16)%	(0.50)%

At December 31, 2008, the allowance for loan losses was 1.61% of total loans and 33.7% of total nonperforming loans.

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

	At December 31,
	2008		2007			2006	2005		2004
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category		Category		Category		Category		Category
	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans
					(Dollars in thousands)

Permanent real estate loans	$12,785	66.87%	$10,285	63.18%	$5,459	61.39%	$7,152	58.33%	$7,956	62.64%
Construction real estate loans	11,342	13.01	12,499	16.86	3,321	18.24	2,531	21.59	2,603	19.01
Consumer loans	4,870	15.59	5,485	15.41	5,147	15.22	3,378	15.30	3,615	14.61
Commercial loans	6,965	4.53	3,737	4.55	3,028	5.15	2,662	4.78	1,703	3.74

Total	$35,962	100.00%	$32,006	100.00%	$16,955	100.00%	$15,723	100.00%	$15,877	100.00%

INVESTMENT ACTIVITIES

General.  Investment securities are classified upon acquisition as available for sale, held to maturity or trading. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss, net of taxes, reflected in other comprehensive income and as a component of shareholders’ equity. Securities classified as held to maturity are carried at amortized cost. Securities classified as trading are carried at estimated fair value with the unrealized holding gain or loss reflected as a component of income. United Community and Home Savings recognize premiums and discounts in interest income over the period to maturity or call by the level yield method and realized gains or losses on the sale of debt securities based on the amortized cost of the specific securities sold.

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

The following table presents the amortized cost, fair value, and weighted average yield of securities at December 31, 2008 by maturity:

	At December 31, 2008
					After One Year		Five Years
	No Stated				through		through
	Maturity		One Year or Less		Five Years		Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)

Securities:
U.S Government agencies and corporations	$—	—%	$—	—%	$10,957	3.37%	$15,348	4.19%
Mortgage-related securities	—	—	6	7.25	3	10.36	9,000	4.30
Other securities(a)	1,251	2.04	—	—	—	—	—	—

Total securities	$1,251	2.04%	$6	7.25%	$10,960	3.37%	$24,348	4.23%

	At December 31, 2008
	After Ten Years		Total
	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Value
	(Dollars in thousands)

Securities:
U.S. Government agencies and corporations	$—	—%	$26,305	3.85%	$27,170
Mortgage-related securities	174,222	5.09	183,231	5.05	187,651
Other securities(a)	—	—	1,251	2.04	910

Total securities	$174,222	5.09%	$210,787	4.88%	$215,731

(a)	Yield on equity securities only

SOURCES OF FUNDS

General.  Deposits traditionally have been the primary source of Home Savings’ funds for use in lending and other investment activities. In addition to deposits, Home Savings derives funds from interest payments and principal repayments on loans and income on other earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions. Home Savings also may borrow from the FHLB, other suitable lenders as well as use repurchase agreements as sources of funds.

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

Brokered deposits represent funds which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit without prior consent of the FDIC and Ohio Division. Home Savings had brokered deposits of $145.0 million with a weighted average yield of 3.85%

at December 31, 2008, compared to brokered deposits of $39.8 million with a weighted average rate of 5.08% at December 31, 2007.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

	At December 31, 2008			For the Year Ended December 31, 2008
		Percent	Weighted		Percent	Weighted
		of Total	Average		of Average	Average
	Amount	Deposits	Rate	Average Balance	Deposits	Rate
			(Dollars in thousands)

Noninterest bearing demand	$106,255	5.63%	—%	$110,000	5.83%	—%
Checking and money market accounts	372,777	19.77	1.60	426,790	22.63	2.22
Savings accounts	181,643	9.63	0.50	180,010	9.54	0.45
Certificates of deposit	1,225,256	64.97	3.92	1,169,403	62.00	4.27

Total deposits	$1,885,931	100.00%	2.91%	$1,886,203	100.00%	3.19%

	For the Year Ended December 31, 2007			For the Year Ended December 31, 2006
		Percent	Weighted		Percent	Weighted
		of Average	Average		of Average	Average
	Average Balance	Deposits	Rate	Average Balance	Deposits	Rate
			(Dollars in thousands)

Noninterest bearing demand	$103,268	5.70%	—%	$96,067	5.47%	—%
Checking and money market accounts	397,290	21.93	3.50	330,856	18.83	3.04
Savings accounts	185,949	10.26	0.41	218,590	12.44	0.41
Certificates of deposit	1,125,117	62.11	4.74	1,111,602	63.26	4.29

Total deposits	$1,811,624	100.00%	3.75%	$1,757,115	100.00%	3.34%

The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2008:

		Over	Over
	Up to	1 Year to	2 Years to
Rate	One Year	2 Years	3 Years	Thereafter	Total
	(Dollars in thousands)

2.00% or less	$4,610	$628	$66	$91	$5,395
2.01% to 4.00%	441,550	112,932	4,887	168,473	727,842
4.01% to 6.00%	147,939	257,807	42,460	43,813	492,019

Total certificates of deposit	$594,099	$371,367	$47,413	$212,377	$1,225,256

Percent of total certificates of deposit

At December 31, 2008, approximately $594.1 million of Home Savings’ certificates of deposit will mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $619.1 million are available from the FHLB as well as the use of repurchase agreements. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit without prior consent of the FDIC and Ohio Division.

The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2008:

Maturity	Amount
(Dollars in thousands)

Three months or less	$17,960
Over 3 months to 6 months	30,503
Over 6 months to 12 months	41,096
Over 12 months	119,085

Total	$208,644

The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)

Beginning balance	$1,875,206	$1,822,935
Net (decrease) increase in deposits	(50,698)	(11,353)

Net deposits before interest credited	1,824,508	1,811,582
Interest credited	61,423	63,624

Ending balance	$1,885,931	$1,875,206

Net increase	$10,725	$52,271

Percent increase	0.57%	2.87%

Borrowings.  The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, it will be eligible for 100% of the advances available. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2008, Home Savings was in compliance with the QTL test. Home Savings may borrow up to $619.1 million from the FHLB, and had $337.6 million in outstanding advances at December 31, 2008. Of the $337.6 million, one advance totaling $10.0 million is callable quarterly and matures in February 2009.

United Community has a Credit Agreement with JP Morgan Chase Bank, N.A. (JP Morgan) dated September 12, 2005, as amended on July 18, 2007, March 28, 2008, August 29, 2008, and January 31, 2009 (Credit Agreement). The Credit Agreement provided United Community with a line of credit of up to $40.0 million. The Credit Agreement sets forth numerous covenants with which United Community must comply.

On March 28, 2008, United Community and JP Morgan amended the Credit Agreement to provide, among other things, (1) a waiver of all existing defaults under the credit agreement, (2) that no new funds would be advanced to United Community on the line of credit, and (3) an increase in the allowable non-performing asset ratio to 6.50% of total loans and other real estate owned. As of December 31, 2008, that ratio was 5.97%.

On August 29, 2008, United Community and JP Morgan amended the Credit Agreement in response to the event of default that occurred when United Community entered into the OTS Order and the Bank Order, as described below under “Regulation”. The Amendment waived the events of default and extended the maturity date of the borrowings until January 31, 2009. Over the course of 2008, the Company paid down approximately $29.4 million on this line of credit, under which $36.3 million had been outstanding as of December 31, 2007. In January 2009, the Company paid down an additional $1.8 million on this line of credit, further reducing the balance to $5.1 million.

On January 31, 2009, United Community and JP Morgan amended the Credit Agreement in response to the proposed sale of Butler Wick Trust to Farmers National Banc Corp. The amendment includes provisions to use a portion of the cash proceeds of the sale to repay the entire principal balance outstanding and any unpaid interest that has accrued no later than April 30, 2009.

The OTS Order requires United Community to obtain regulatory approval prior to incurring or increasing its debt position. A debt reduction plan was developed and submitted to the OTS for approval within the required time frame. United Community has implemented the plan and has reduced the principal balance of the aforementioned line of credit from $36.3 million at January 1, 2008 to $5.1 million as of February 28, 2009. United Community does not intend to seek approval to borrow additional funds in the near term.

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

EMPLOYEES

At December 31, 2008, Home Savings had 570 full-time equivalent employees. Home Savings believes that relations with its employees are good. Home Savings offers health, life, and disability benefits, a 401(k) plan, and an employee stock ownership plan for its employees.

The Bank Order requires Home Savings to retain a consulting firm to assess management needs and to submit a management plan that identifies officer positions needed, identifies and establishes board and internal operating committees, evaluates Home Savings’ senior officers, and provides for the hiring of any additional personnel, subject to the requirement for regulatory approval prior to adding any individuals the board of directors or employing any individual as a senior executive officer of the Bank. A consulting firm has been engaged and that report shared with regulators, as required.

REGULATION

United Community is a unitary thrift holding company within the meaning of the Home Owners Loan Act, as amended (HOLA), and is subject to regulation, examination, and oversight by the Office of Thrift Supervision (OTS), although there generally are no restrictions on the activities of United Community unless the OTS determines that there is reasonable cause to believe that an activity constitutes a serious risk to the financial safety, soundness, or stability of Home Savings. Home Savings is subject to regulation, examination, and oversight by the Division of Financial Institutions of the Ohio Department of Commerce (Ohio Division) and the Federal Deposit Insurance Corporation (FDIC), and it also is subject to certain provisions of the Federal Reserve Act. United Community and Home Savings are also subject to the provisions of the Ohio Revised Code applicable to corporations generally, including laws that restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

The OTS, the FDIC, the Ohio Division, and the SEC each have various powers to initiate supervisory measures or formal enforcement actions if United Community or the subsidiary they regulate does not comply with applicable regulations. If the grounds provided by law exist, the FDIC or the Ohio Division may place Home Savings in conservatorship or receivership. Home Savings also is subject to regulatory oversight under various consumer protection and fair lending laws that govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of Home Savings to open a new branch or engage in a merger.

On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to Issuance of the OTS Order and the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of the Bank Order, as discussed above.

Federal law prohibits Home Savings from making a capital distribution to anyone or paying management fees to any person having control of Home Savings if, after such distribution or payment, Home Savings would be undercapitalized. In addition, each company controlling an undercapitalized institution will comply with its capital restoration plan until the institution has been adequately capitalized on average during each of the four preceding calendar quarters and must provide adequate assurances of performance. Under the Bank Order, Home Savings may not pay a cash dividend to United Community without first seeking regulatory approval.

Federal Reserve Board regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily checking accounts) up to $43.9 million (subject to an exemption of up to $9.3 million), and of 10% of net transaction accounts in excess of $46.9 million. At December 31, 2008, Home Savings was in compliance with its reserve requirements.

Loans by Home Savings to executive officers, directors, and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders, and their related interests cannot exceed specified limits. Most loans to directors, executive officers, and principal shareholders must be approved in advance by a majority of the “disinterested” members of the Board with any “interested” director not participating. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. All other transactions between Home Savings and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act. United Community is an affiliate of Home Savings for this purpose.

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

In addition, a statutory limitation on the acquisition of control of an Ohio savings bank requires the written approval of the Ohio Division prior to the acquisition by any person or entity of a controlling interest in an Ohio association. Control exists, for purposes of Ohio law, when any person or entity which, either directly or indirectly, or acting in concert with one or more other persons or entities, owns, controls, holds with power to vote, or holds proxies representing, 15% or more of the voting shares or rights of an association, or controls in any manner the election or appointment of a majority of the directors. Ohio law also requires that certain acquisitions of voting securities that would result in the acquiring shareholder owning 20%, 33 1/3% or 50% of the outstanding voting securities of United Community must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares by the acquiring shareholder.

Federal law generally prohibits a unitary thrift holding company, such as United Community, from controlling any other savings association or savings and loan holding company without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company’s stock also may acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

Item 1A.  Risk Factors

Like all financial companies, United Community’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.

Pursuant to the Bank Order, Home Savings retained a consultant to assist in the development of an Enterprise Risk Management Program. An Officers Risk Management Committee was appointed and is developing and leading the process of assessing risk and reviewing policies and procedures to enhance the Bank’s controls and risk management practices. The plan was submitted to the FDIC and the Ohio Division for approval in December 2008. The Board also adopted the Corporate Risk Management and Control Policy of Home Savings in December 2008. The Enterprise Risk Management Program is ongoing and will be fully implemented throughout 2009.

Cease and desist orders restrict dividends and certain business activities.

United Community’s ability to pay regular quarterly dividends to shareholders and to pay interest on United Community’s debt depends to a large extent upon the dividends received from Home Savings. The Bank Order prohibits Home Savings from paying dividends to United Community without prior regulatory approval. In addition, the OTS Order prohibits United Community from paying dividends to shareholders without prior regulatory approval.

Management believes that United Community, on a stand-alone basis, currently has adequate resources to meet its current obligations, which are primarily interest payments on a $6.9 million line of credit. However, in the longer term, United Community’s ability to service debt depends on its ability to receive dividends from Home Savings and, when debt matures, on its ability to renew, refinance, or pay down the line of credit. Furthermore, the OTS Order prohibits United Community to issue or renew debt without prior approval. We cannot predict whether regulatory approval will be received for payments of dividends by Home Savings to United Community, or for the payment of future dividends by United Community to shareholders or how long these restrictions will remain in effect.

Changes in interest rates could adversely affect our financial condition and results of operations.

Our results of operations depend substantially on our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits and other borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, the money supply, and the policies of various governmental and regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.

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

We are dependent primarily upon the earnings of our operating subsidiaries for funds to pay dividends on our common shares. The payment of dividends by Home Savings is subject to certain regulatory restrictions and restrictions placed upon us by the Bank Order. United Community’s dividend payments to its shareholders is restricted by the OTS Order. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and Home Savings’ earnings, capital requirements, financial condition and other factors. Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our shareholders, there can be no assurance that dividend payments will continue or increase in the future.

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

Over the last two years, United Community has experienced a significant increase in the amount of impaired loans in its construction loan portfolio. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect both the contractual interest payments and the contractual principal payments, as scheduled in the loan agreement. Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. In the event a default on a construction loan occurs and foreclosure follows, we may need to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

Economic Conditions.

There can be no assurance that recent legislation and regulatory initiatives to address difficult market and economic conditions will stabilize the United States banking system and the enactment of these initiatives may significantly affect our financial condition, results of operation, liquidity, or stock price.

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

Home Savings owns its corporate headquarters building located in Youngstown, Ohio. Of Home Savings’ 39 branch offices, 32 are owned and the remaining offices are leased. Loan origination offices are leased under long-term lease agreements. The information contained in Note 9 “Premises and Equipment” to the consolidated financial statements is incorporated herein by reference.

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

There were 37,804,457 common shares of United Community stock issued and 30,897,825 shares outstanding and held by approximately 10,300 record holders as of February 28, 2009. United Community’s common shares are traded on The Nasdaq Stock Market® under the symbol “UCFC”. Quarterly stock prices and dividends declared are shown in the following table. Prior period data has been updated to reflect the stock dividend declared in November 2008.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
High	$6.70	$8.50	$5.84	$5.11
Low	4.16	3.62	2.82	0.75
Dividends declared and paid	0.0924	0.0462	—	2.8% stock dividend
2007
High	$12.15	$10.78	$9.93	$7.44
Low	10.10	9.71	6.27	5.16
Dividends declared and paid	0.0924	0.0924	0.0924	0.0924

Under the terms of the OTS Order, United Community must seek regulatory approval prior to the declaration and payment of any cash dividends. The payment of dividends by United Community is limited also by the ability of Home Savings to pay dividends to United Community which also requires regulatory approval under the Bank Order. See the discussion of these limits in Note 3 and Note 16 to the Consolidated Financial Statements.

Under the terms of the OTS Order, United Community must seek regulatory approval prior to the repurchase of any shares. United Community did not repurchase any shares during the fourth quarter of 2008.

Performance Graph

The following graph compares the cumulative total return on United Community’s common shares since December 31, 2003, with the total return of an index of companies whose shares are traded on The Nasdaq Stock Market and an index of publicly traded thrift institutions and thrift holding companies. The graph assumes that $100 was invested in United Community shares on December 31, 2003.

United Community Financial Corp
Total Return Performance

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
United Community Financial Corp.	100.00	100.68	109.39	116.72	55.18	9.47

NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72

SNL Thrift	100.00	111.42	115.35	134.46	80.67	51.34

Item 6.	Selected Financial Data

	At December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Selected financial condition data:
Total assets	$2,618,073	$2,771,117	$2,703,545	$2,528,850	$2,287,788
Cash and cash equivalents	43,417	33,502	33,711	35,195	39,057
Securities:
Trading, at fair value	—	312	559	992	1,990
Available for sale, at fair value	215,731	240,035	233,936	199,047	193,754
Loans held for sale	16,032	87,236	26,960	29,109	59,099
Loans, net	2,203,453	2,236,988	2,253,559	2,097,433	1,815,976
Federal Home Loan Bank stock, at cost	26,464	25,432	25,432	24,006	22,842
Cash surrender value of life insurance	25,090	24,053	23,137	22,260	21,406
Assets of discontinued operations	5,562	20,314	20,923	40,122	58,089
Deposits	1,885,931	1,875,206	1,822,935	1,681,844	1,522,952
Borrowed funds	462,872	586,786	562,862	528,821	445,043
Liabilities of discontinued operations	2,388	4,371	4,475	24,948	41,325
Total shareholders’ equity	234,923	269,714	281,333	264,735	252,352

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Summary of earnings:
Interest income	$152,178	$168,815	$163,763	$133,794	$111,822
Interest expense	78,916	96,103	83,953	56,357	39,971

Net interest income	73,262	72,712	79,810	77,437	71,851
Provision for loan losses	25,329	28,750	4,347	3,028	9,370

Net interest income after provision for loan losses	47,933	43,962	75,463	74,409	62,481
Non-interest income	5,784	14,302	13,203	12,184	11,629
Non-interest expenses	94,186	55,640	53,310	53,413	48,348

Income (loss) before taxes and discontinued operations	(40,469)	2,624	35,356	33,180	25,762
Income tax expense (benefit)	(3,240)	910	12,393	11,234	8,698
Net income (loss) before discontinued operations	(37,229)	1,714	22,963	21,946	17,064
Discontinued operations Net income of Butler Wick Corp., net of tax	1,950	2,419	1,148	1,251	801

Net income (loss)	$(35,279)	$4,133	$24,111	$23,197	$17,865

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004

Selected financial ratios and other data:
Performance ratios:
Return on average assets(1)	(1.30)%	0.15%	0.92%	0.96%	0.83%
Return on average shareholders’ equity(2)	(12.91)	1.44	8.72	8.89	7.01
Interest rate spread(3)(4)	2.53	2.41	2.84	3.19	3.38
Net interest margin(3)(5)	2.87	2.84	3.24	3.49	3.63
Non-interest expense to average assets(3)	2.22	2.04	2.03	2.22	2.24
Efficiency ratio(3)(6)	68.53	62.77	56.68	58.92	56.84
Average interest earning assets to average interest bearing liabilities(3)	110.85	111.59	111.74	111.62	112.29
Capital ratios:
Average equity to average assets	10.03	10.56	10.53	10.83	11.78
Shareholders’ equity to assets at year end	8.97	9.73	10.41	10.47	11.03
Home Savings’ Tier 1 leverage ratio	8.20	7.47	7.68	8.36	8.36
Home Savings’ Tier 1 risk-based capital ratio	10.80	9.26	9.49	10.08	9.92
Home Savings’ Total risk-based capital ratio	12.06	11.88	11.70	10.86	10.79
Asset quality ratios:
Nonperforming loans to loans, net(7)	4.84	4.52	2.43	1.22	1.24
Nonperforming assets to total assets at year end(8)	5.19	4.03	2.15	1.11	1.06
Allowance for loan losses as a percent of loans	1.61	1.41	0.75	0.74	0.87
Allowance for loan losses as a percent of nonperforming loans(7)	33.71	31.67	30.92	61.26	70.38
Number of:
Loans	44,195	44,842	46,333	43,630	41,690
Deposit accounts	180,531	187,132	189,588	183,565	173,997
Per share data:
Basic earnings (loss) from continuing operations(9)(10)	$(1.26)	$0.06	$0.77	$0.75	$0.56
Basic earnings from discontinued operations(9)(10)	0.06	0.08	0.04	0.04	0.03
Basic earnings (loss)(9)(10)	(1.20)	0.14	0.81	0.79	0.59
Diluted earnings (loss) from continuing operations(9)(10)	(1.26)	0.06	0.76	0.74	0.55
Diluted earnings from discontinued operations(9)(10)	0.06	0.08	0.04	0.04	0.03
Diluted earnings (loss)(9)(10)	(1.20)	0.14	0.80	0.78	0.58
Book value(11)	7.60	8.73	8.83	8.29	7.87
Cash dividend per share	0.1386	0.3697	0.3502	0.3510	0.2918
Dividend payout ratio(12)	(12.61)%	271.43%	43.90%	41.25%	50.00%

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average total equity.

(3)	Ratios have been revised to reflect the impact of discontinued operations. Ratios exclude the effect of goodwill impairment charges recognized.

(4)	Difference between weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities.

(5)	Net interest income as a percentage of average interest earning assets.

(6)	Non-interest expense, excluding the amortization of core deposit intangible and the goodwill impairment charge, divided by the sum of net interest income and non-interest income, excluding gains and losses on securities, other than temporary impairment charges and other.

(7)	Nonperforming loans consist of nonaccrual loans, loans past due ninety days and still accruing, and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans, real estate acquired in settlement of loans and other repossessed assets.

(9)	Earnings per share were retroactively adjusted to reflect the effect of a 2.8% stock dividend declared in November 2008.

(10)	Net income divided by average number of basic or diluted shares outstanding.

(11)	Shareholders’ equity divided by number of shares outstanding.

(12)	Historical per share dividends declared and paid for the year divided by the diluted earnings per share for the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipate,” “plan,” “expect,” “believe,” and similar expressions as they relate to United Community or its management are intended to identify such forward-looking statements. United Community’s actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations and rapidly changing technology affecting financial services.

Changes in Financial Condition

Total assets decreased $153.0 million, or 5.5%, from $2.8 billion at December 31, 2007 to $2.6 billion at December 31, 2008. The net change in assets consisted primarily of decreases of $71.2 million in net loans held for sale, $33.6 million in goodwill, $33.5 million in net loans, $24.3 million in available for sale securities, and assets of discontinued operations of $14.8 million. These decreases were offset partially by increases of $18.7 million in real estate owned and other repossessed assets, and $9.9 million in cash and cash equivalents. Total liabilities decreased $118.3 million, or 4.7%, primarily as a result of decreases of $99.7 million in Federal Home Loan Bank advances, $24.3 million in repurchase agreements and other borrowings, $4.8 million in accrued interest payable and

$2.0 million in liabilities of discontinued operations, partially offset by a $10.9 million increase in interest-bearing deposits.

Funds not currently utilized for general corporate purposes are invested in overnight funds and securities. Cash and cash equivalents increased $9.9 million, or 29.6%, to $43.4 million at December 31, 2008, compared to $33.5 million at December 31, 2007.

Available for sale securities decreased $24.3 million during 2008 primarily as a result of the sales of securities of $138.0 million in addition to paydowns and maturities of $56.7 million, offset partially by purchases of $167.1 million. The majority of United Community’s available for sale portfolio is held by Home Savings.

Net loans decreased $33.5 million, or 1.5%, to $2.2 billion at December 31, 2008, compared to December 31, 2007. The change is largely attributable to a decline in Home Savings’ construction loan portfolio of $91.2 million, as Home Savings reduced its origination efforts in this portfolio and shifted its focus to permanent real estate lending to reduce the concentration of construction loans, land loans, land development loans and nonowner-occupied commercial real estate, in accordance with the Bank Order. Home Savings also had decreases of $1.7 million in commercial loans and $613,000 in consumer loans. All of these decreases were offset by increases in permanent real estate loans of $63.8 million. The change in permanent real estate loans was primarily attributable to increases in one- to four-family residential real estate lending and non-residential real estate lending. Non-residential real estate lending generally is considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Consumer lending also can involve a higher degree of risk than residential real estate lending as collateral for consumer loans can decline in value more quickly than real estate collateral. See Note 6 to the consolidated financial statements for additional information regarding the composition of net loans.

Loans held for sale were $16.0 million at December 31, 2008, compared to $87.2 million at December 31, 2007. Contributing to the decrease was the designation of $76.5 million of one-to four-family residential mortgage loans as held for sale in 2007, which Home Savings sold in February 2008 with a gain of $1.5 million. Home Savings sells other loans as part of its risk management strategy and anticipates doing so in the future. Home Savings purchases other loans, both for its portfolio and to be sold in the secondary market.

For residential real estate lending, customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit for up to 15% of the appraised value without having to purchase mortgage insurance. In addition, Home Savings offers a first-time homebuyers product that permits a 95% loan-to-value and has no mortgage insurance requirement. At December 31, 2008, loans to first-time homebuyers with an original loan-to-value of 95% aggregated $21.9 million. Home Savings does not offer products where customers may pay a monthly amount that is less than the interest expense incurred on the loan. Further, Home Savings does not offer loan products where customers may qualify for the loan based on their ability to pay a minimum payment, even though the customers will be required to pay a significantly higher monthly payment in future periods unless the mortgage is prepaid. Interest-only loans are originated for sale only.

The allowance for loan losses increased to $36.0 million at December 31, 2008, from $32.0 million at December 31, 2007. The allowance for loan losses is monitored closely and may increase or decrease depending on a variety of factors such as levels and trends of delinquencies, chargeoffs and recoveries, non-performing loans, and potential risk in the portfolios. Management has developed and maintains an appropriate, systematic and consistently applied process to determine the amount of allowance and provision for loan losses. The allowance for loan losses as a percentage of net loans (coverage ratio) was 1.61% at December 31, 2008, compared to 1.41% at

December 31, 2007. See Note 6 to the financial statements for a summary of the allowance for loan losses. The following table summarizes the trend in the allowance for loan losses for 2008.

	Allowance for Loan Losses
	December 31,				December 31,
	2007	Provision	Recovery	Chargeoff	2008
	(In thousands)

Real Estate Loans
Permanent
One-to four-family	$2,803	$5,530	$23	$(3,370)	$4,986
Multifamily residential	2,365	2,803	3	(2,827)	2,344
Nonresidential	4,488	1,009	3	(630)	4,870
Land	629	(44)	—	—	585

Total	10,285	9,298	29	(6,827)	12,785

Construction Loans
One-to four-family residential	11,892	7,869	10	(9,151)	10,620
Multifamily and nonresidential	607	115	—	—	722

Total	12,499	7,984	10	(9,151)	11,342

Consumer Loans
Home Equity	1,260	1,717	—	(1,591)	1,386
Auto	447	(118)	36	(123)	242
Marine	1,468	288	64	(316)	1,504
Recreational vehicle	2,050	543	133	(1,301)	1,425
Other	260	358	342	(647)	313

Total	5,485	2,788	575	(3,978)	4,870

Commercial Loans
Secured	2,375	2,779	—	(1,799)	3,355
Unsecured	1,362	2,480	101	(333)	3,610

Total	3,737	5,259	101	(2,132)	6,965

Total Allowance	$32,006	$25,329	$715	$(22,088)	$35,962

Home Savings has made changes to its methodology for determining the adeqvacy of the allowance for loan losses as a result of compliance with the Bank Order. Stricter underwriting standards, better collection efforts and the overall efforts to reduce delinquencies will affect the allowance for loan losses in the future.

A loan is impaired when, based on current information and events, it is probable that Home Savings will be unable to collect all amounts due according to the contractual terms of the loan agreement. All amounts due according to the contractual terms means that both the contractual interest payments and the contractual principal payments of a loan will be collected as scheduled in the loan agreement. An insignificant delay or insignificant shortfall in amount of payments does not require application of this definition. A loan is not impaired during a period of delay in payment if Home Savings expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.

The total outstanding balance of all impaired loans was $87.2 million at December 31, 2008 as compared to $84.4 million at December 31, 2007. The amount of allowance for loan losses specifically allocated to impaired loans at December 31, 2008 and 2007 was $11.0 million and $13.2 million, respectively. The schedule below summarizes impaired loans for 2008.

	Impaired Loans
	December 31,	December 31,
	2008	2007	Change
	(In thousands)

Real Estate Loans
Permanent
One-to four-family	$12,675	$2,681	$9,994
Multifamily residential	8,724	13,604	(4,880)
Nonresidential	14,855	13,597	1,258
Land	4,757	3,700	1,057

Total	41,011	33,582	7,429

Construction Loans
One-to four-family residential	36,903	43,518	(6,615)
Multifamily and nonresidential	816	825	(9)

Total	37,719	44,343	(6,624)

Consumer Loans
Home Equity	1,657	—	1,657
Auto	—	—	—
Marine	2,614	1,714	900
Recreational vehicle	—	—	—
Other	—	—	—

Total	4,271	1,714	2,557

Commercial Loans
Secured	3,496	4,554	(1,058)
Unsecured	751	184	567

Total	4,247	4,738	(491)

Total Impaired Loans	$87,248	$84,377	$2,871

Non-performing loans consist of loans past due 90 days or more and on a non-accrual status, past due 90 days or more and still accruing, past due less than 90 days and on a non-accrual status and restructured loans. Non-performing loans increased $5.6 million from $101.1 million at December 31, 2007 to $106.7 million at December 31, 2008. The change occurred primarily in the permanent real estate segments of the portfolio. The schedule below summarizes the change in nonperforming loans for 2008.

	Nonperforming Loans
	December 31,	December 31,		2008 Interest
	2008	2007	Change	Foregone
	(In thousands)

Real Estate Loans Permanent
One-to four-family	$21,669	$12,752	$8,917	$803
Multifamily residential	8,724	13,604	(4,880)	288
Nonresidential	15,246	13,597	1,649	154
Land	4,840	3,700	1,140	447

Total	50,479	43,653	6,826	1,692

Construction Loans
One-to four-family residential	43,167	44,680	(1,513)	554
Multifamily and nonresidential	816	825	(9)	97

Total	43,983	45,505	(1,522)	651

Consumer Loans
Home Equity	2,312	2,454	(142)	145
Auto	154	211	(57)	(5)
Marine	2,614	1,714	900	87
Recreational vehicle	756	376	380	27
Other	33	64	(31)	—

Total	5,869	4,819	1,050	254

Commercial Loans
Secured	3,496	4,554	(1,058)	438
Unsecured	1,057	184	873	72

Total	4,553	4,738	(185)	510

Restructured Loans	1,797	2,341	(544)	—

Total Nonperforming Loans	$106,681	$101,056	$5,625	$3,107

The $8.9 million increase in nonperforming loans secured by one-to four-family properties was primarily a result of the overall increase in the number of loans reported as 90 or more days past due. The increase in reported nonperforming loans was due in part to the adoption by Home Savings in the fourth quarter of 2008 of the more conservative practice of determining the past due status of loans based on the number of days the loan is past due, rather than the number of calendar months the loan is past due. The decrease in nonperforming construction loans was primarily the result of Home Savings taking into possession property collateralizing three lending relationships totaling $12.5 million in the first quarter of 2008.

The Company continues to monitor changes in nonperforming loans due to rapidly changing conditions in the current economic environment. Nonperforming loans at February 28, 2009 were $102.8 million, compared to $106.7 million at December 31, 2008. Real estate owned and other repossessed assets at February 28, 2009 were $30.9 million, compared to $29.3 million at December 31, 2008. These changes were expected as a result of the implementation of Home Saving’s plan to reduce loan concentrations, loan delinquencies, and classified assets. These areas are being monitored on an ongoing basis in compliance with the Bank Order and Home Savings expects these concentrations, delinquencies and classified assets to be reduced as a result of that plan.

Federal Home Loan Bank stock increased $1.0 million to $26.5 million at December 31, 2008, compared to December 31, 2007. The quarterly dividend payments received by Home Savings were paid in stock. In the prior year, these dividends were paid in cash to Home Savings.

Premises and equipment decreased $1.6 million from $26.6 million at December 31, 2007 to $25.0 million at December 31, 2008. The primary cause of this change was a full year’s depreciation expenses recognized during the year on projects completed in 2007. Those projects included the completion of two new Home Savings branches and the remodeling of the lobby in United Community’s headquarters. Similar projects were not undertaken in 2008.

Accrued interest receivable decreased $2.9 million, or 22.4%, to $10.1 million at December 31, 2008, compared to $13.0 million at December 31, 2007. Home Savings had overall decreases in accrued interest on all loan portfolio segments. Interest accrued on mortgage loans decreased $715,000 due primarily to an increase of $1.2 million in reserves for uncollected interest on mortgage loans. Interest accrued on installment loans decreased $402,000, due primarily to an increase in reserves for uncollected interest on consumer loans of $259,000. Interest accrued on commercial loans decreased $1.3 million, due primarily to an increase in reserves for uncollected interest on commercial loans of $2.3 million. The increase in the reserves for uncollected interest is affected directly by the increase in loans on non-accrual status. Interest accrued on securities available for sale decreased $510,000 due primarily to a decrease in the average balance of securities held in Home Savings’ portfolio over the year. As the Bank’s plan to reduce loan concentrations, loan delinquencies, and classified assets is carried out in compliance with the Bank Order, the Company expects these reserves for uncollected interest to decrease.

Home Savings has an investment in bank-owned life insurance, which is insurance on the lives of certain employees where Home Savings is the beneficiary. Bank-owned life insurance provides a long-term asset to offset long-term benefit obligations, while generating competitive investment yields. Home Savings recognized $943,000 as other non-interest income based on the cash value of the policies in 2008 and $917,000 in 2007. The increase in the cash value of the policies is tax exempt as long as the policies are not cashed in, and any death benefit proceeds received by Home Savings are tax-free.

Assets of discontinued operations of Butler Wick decreased as a result of the completion of the sale of Butler Wick & Co., Inc. on December 31, 2008, to Stifel Financial Corp. for $12.0 million. Refer to Note 4 for further discussion on discontinued operations.

Other assets decreased $1.3 million during 2008. The decrease is a result primarily of a decrease in deferred tax assets at Home Savings of $1.6 million and a decrease in mortgage servicing rights of $2.3 million, offset by an increase in payments due from securities of $1.4 million.

Total deposits increased $10.7 million to $1.9 billion at December 31, 2008, compared to December 31, 2007. The change is primarily as a result of an increase in certificates of deposit of $54.7 million and an increase in savings accounts of $6.2 million. This increase was offset by a decrease of $55.0 million in money market demand accounts. The change in certificates of deposit is attributable to a decline in retail certificates of deposit of $50.6 million, offset by an increase in brokered certificates of deposit of $105.3 million. In the third quarter of 2008 Home Savings utilized the services of an investment broker to attract brokered certificates of deposit. These deposits were utilized to enhance the Company’s liquidity. Pursuant to the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit without prior consent of the FDIC and Ohio Division. Management continually evaluates many variables when pricing deposits, including cash requirements, liquidity targets, asset growth rates, the liability mix and interest rate risk.

Funds needed in excess of deposit growth are borrowed in the normal course of business. Home Savings has an established credit relationship with the Federal Home Loan Bank of Cincinnati under which Home Savings can borrow up to $619.1 million. Of the total borrowing capacity at the Federal Home Loan Bank, Home Savings had outstanding advances of $337.6 million at December 31, 2008, which is a decrease of $99.7 million compared to December 31, 2007. These borrowings are collateralized primarily by one- to four-family residential mortgage loans.

Repurchase agreements used for general corporate purposes have decreased $24.3 million to $125.3 million at December 31, 2008, as a result of Home Savings securing brokered deposits as a funding source. Home Savings also offers a sweep product to certain customers that are collateralized by investment securities. This type of borrowing offers customers of Home Savings a higher rate of return than what would be offered within deposit product offerings. These funds are not deposit accounts and are not insured by the FDIC. United Community continually evaluates funding alternatives and may borrow additional funds in 2009 to satisfy funding requirements.

United Community has a Credit Agreement with JP Morgan Chase Bank, N.A., dated September 12, 2005, as amended on July 18, 2007, March 28, 2008, August 29, 2008, and January 31, 2009, (Credit Agreement). The Credit Agreement provided United Community with a line of credit of up to $40.0 million. The Credit Agreement sets forth numerous covenants with which United Community must comply.

On March 28, 2008, United Community and JP Morgan amended the Credit Agreement to provide, among other things, (1) a waiver of all existing defaults under the credit agreement, (2) that no new funds would be advanced to United Community on the line of credit, and (3) an increase in the allowable non-performing asset ratio to 6.50% of total loans and other real estate owned. As of December 31, 2008, that ratio was 5.97%.

On August 29, 2008, United Community and JP Morgan amended the Credit Agreement in response to the event of default that occurred when United Community entered into the OTS Order and Home Savings entered into the Bank Order. The Amendment waived the events of default and extended the maturity date of the borrowings until January 31, 2009. Over the course of 2008, the Company paid down approximately $29.4 million on this line of credit, under which $36.3 million had been outstanding at December 31, 2007. In January 2009, the Company paid down an additional $1.8 million on this line of credit, further reducing the balance to $5.1 million.

On January 31, 2009, United Community and JP Morgan amended the Credit Agreement in response to the proposed sale of Butler Wick Trust to Farmers National Banc Corp. The amendment includes provisions to use a portion of the cash proceeds of the sale to repay the entire principal balance outstanding and any unpaid interest that has accrued no later than April 30, 2009.

Accrued interest payable decreased during 2008 as a result of a net decrease in the borrowings mentioned above.

Total shareholders’ equity decreased $34.8 million, or 12.9%, from December 31, 2007 to December 31, 2008. The decrease was primarily due to net loss of $35.3 million, and cash dividends paid to shareholders totaling $4.1 million. Accumulated other comprehensive income changed as a result of the change in market value of available for sale securities at December 31, 2008 compared to December 31, 2007 and the effect of the recognition of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R) . Refer to Note 18 for a further discussion of the effect this pronouncement had on the Company’s financial statements. Book value per share and tangible book value per share were $7.60 and $7.57, respectively, as of December 31, 2008. Book value per share and tangible book value per share were $8.73 and $7.60, respectively, as of December 31, 2007.

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

Net Income — Net loss for the year ended December 31, 2008 was $35.3 million, compared to net income of $4.1 million for the year ended December 31, 2007. This change was due primarily to impairment charges recognized on goodwill of $33.6 million and other-than-temporary impairment charges recognized on securities available for sale of $6.1 million. Similar impairment charges were not required in 2007.

Net Interest Income — Net interest income for the year ended December 31, 2008, was $73.3 million compared to $72.7 million for 2007. The decline in interest expenses more than offset the decline in interest income during 2008, compared to 2007. Interest expenses decreased in 2008 compared to 2007, due mainly to declines in interest paid on FHLB advances of $9.1 million and interest paid on deposits of $7.8 million. In keeping with the reduction in total assets in 2008, the Company was able to reduce its debt and utilize lower cost funds.

Interest income decreased $16.6 million in 2008 primarily due to decreases in interest earned on net loans of $17.7 million, loans held for sale of $448,000, and dividends received on shares of FHLB stock of $317,000. The change in interest earned on loans was a result of a decrease of $37.2 million in the average balance of outstanding loans, due in part to the sale of $76.5 million of mortgage loans in February 2008, as well as a decrease of 68 basis points in the yield earned on these assets. Interest earned on available for sale securities increased and offset partially the decline in interest earned on loans. The average balance of available for sale securities increased $33.3 million and the yield on these assets increased eight basis points.

Provision for Loan Losses — The provision for loan losses was $25.3 million for the year ended December 31, 2008, compared to $28.8 million for the year ended December 31, 2007, a decrease of $3.4 million. Management’s analysis of the loan portfolio led to increased provisions of $9.3 million related to the permanent real estate portfolio, $8.0 million related to the construction loan portfolio, $2.8 million related to the consumer loan portfolio and $5.3 million related to the commercial portfolio. Net loan chargeoffs for the year ended December 31, 2008 were $21.4 million, compared to $13.7 million for the year ended December 31, 2007. The allowance for loan losses totaled $36.0 million at December 31, 2008, which was 1.61% of net loans and 33.7% of nonperforming loans, compared to $32.0 million at December 31, 2007, which was 1.41% of net loans and 31.7% of nonperforming loans.

Non-interest Income — Non-interest income decreased $8.5 million, or 59.6%, to $5.8 million for the year ended December 31, 2008, from $14.3 million for the year ended December 31, 2007. Other-than-temporary impairment charges to the Company’s Fannie Mae auction rate pass through trust security and a write-down of the Company’s equity investments in the common shares of three financial institutions of $6.1 million were recognized in 2008. Similar charges were not required in 2007. Also contributing to the decrease was Home Savings’ recognition of increased losses on real estate owned and other assets acquired in the settlement of loans, the write-down of mortgage servicing rights and the valuation of the loans held for sale portfolio.

Non-interest Expense — Non-interest expenses rose $38.5 million during the year ended December 31, 2008, compared to 2007, primarily as a result of goodwill impairment charges of $33.6 million recognized in 2008. Refer to Note 10 for a discussion of goodwill. Also, increased consulting fees and FDIC insurance premiums related to the enforcement actions of the OTS, FDIC and the Ohio Division have cause non-interest expenses to rise. FDIC insurance premiums are expected to approximate $10.9 million in 2009, due in part to the enforcement actions mentioned above and the special assessment passed for the second quarter of 2009. Refer to Note 3 for a further discussion of the regulatory enforcement actions. Additionally, fees incurred within our real estate owned and other repossessed assets portfolio have increased as Home Savings incurred additional expenses related to the payment of real estate taxes, repairs and general maintenance on property in northern and central Ohio acquired in the settlement of construction and commercial loans.

Federal Income Taxes — During the year ended December 31, 2008, United Community recorded a $3.2 million benefit for income taxes as a result of lower pretax income earned in 2008 compared to 2007. Refer to Note 15 for a further discussion on these expenses.

Discontinued Operations — Net income recognized on the discontinued operations of Butler Wick decreased $469,000 from $2.4 million for the year ended December 31, 2007 to $2.0 million for the year ended December 31, 2008. The primary cause of the change is an increase in salary expenses related to compensation expense to employees of Butler Wick resulting from the completion of the sale of a Butler Wick & Co., a securities broker/dealer subsidiary, to Stifel Financial Corp., on December 31, 2008. Butler Wick also earned lower net interest income and lower service fees during the year ended December 31, 2008 as compared to the year ended December 31, 2007. Partially offsetting these increases was the gain recognized on the sale of Butler Wick and Co., Inc. of $3.3 million. Refer to Note 4 for a further discussion of discontinued operations.

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

Net Income — Net income for the year ended December 31, 2007 was $4.1 million, compared to $24.1 million for the year ended December 31, 2006. This change was due primarily to increases in the provision for loan losses of $24.4 million, interest expense of $12.2 million, and non-interest expense of $2.3 million. These increases were only partially offset by an increase in interest income of $5.1 million, an increase in non-interest income of $1.1 million, and an increase in income from discontinued operations of $1.3 million.

Net Interest Income — Net interest income for the twelve months ended December 31, 2007, was $72.7 million compared to $79.8 million for the same period the previous year. Interest income increased $5.1 million for the year 2007 compared to the year 2006, despite an increase in nonperforming loans. The change in interest income was primarily due to an increase in income on net loans of $3.2 million as a result of an increase of $82.4 million in the average balance of outstanding loans. Interest earned on available for sale securities increased $2.5 million, as the average balance of those assets grew by $31.5 million and the yield earned on those securities increased 47 basis points.

Total interest expense increased $12.2 million for the year ended December 31, 2007, as compared to 2006. The increase was due primarily to increases in interest expense on deposits of $9.4 million, repurchase agreements and other borrowings of $2.5 million and Federal Home Loan Bank advances of $247,000.

The primary reason for the rise in interest expense on deposits was an increase in interest paid on certificates of deposit, which was $5.7 million greater in the year 2007 compared to 2006. Additionally, interest expense on NOW and money market accounts was $3.7 million higher in 2007 compared to 2006. Home Savings had an increase in the average balance of certificates of deposit of $13.5 million as well as an increase of 45 basis points paid on those deposits. The average balance of NOW and money market accounts increased $66.4 million, and the rate paid on those deposits increased 46 basis points. The increase in interest expense on Federal Home Loan Bank advances was due to an increase in the cost of those funds of nine basis points. Interest expense on repurchase agreements and other borrowed funds increased as a result of an increase in the average balance and an increase of 35 basis points paid for those funds.

Provision for Loan Losses — A provision for loan losses is charged to operations to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio, prior loan loss experience and results of regulatory examinations. The provision for loan losses was $28.8 million, an increase of $24.4 million, for the year ended December 31, 2007, compared to the year ended December 31, 2006. Management’s analysis of the loan portfolio led to provisions of $5.8 million related to the permanent real estate portfolio, $15.1 million related to the construction loan portfolio, $3.4 million related to the consumer loan portfolio and $4.4 million related to the commercial portfolio. Net loan chargeoffs for the year ended December 31, 2007 were $13.7 million, compared to $3.1 million for the year ended December 31, 2006. The allowance for loan losses totaled $32.0 million at December 31, 2007, which was 1.41% of net loans and 31.7% of nonperforming loans, compared to $17.0 million at December 31, 2006, which was 0.75% of net loans and 30.9% of nonperforming loans.

Non-interest Income — Non-interest income increased $1.1 million, or 8.3%, to $14.3 million for the year ended December 31, 2007, from $13.2 million for the year ended December 31, 2006. The change was due primarily to increases in non-deposit investment income of $864,000 due to greater sales activity, and an increase in service fees and other charges of $1.3 million. These changes were offset partially by declines in gains recognized on the sale of loans, available for sale securities and trading securities. Increased losses incurred in disposal of real estate owned and other repossessed assets also contributed to the offset.

Non-interest Expense — Non-interest expenses rose $2.3 million during the year ended December 31, 2007, compared to 2006, primarily as a result of equipment and data processing expenses increasing $836,000, occupancy expenses increasing $316,000 and other expenses increasing $1.6 million. The 14.8% increase in equipment and data processing expense is attributable to increased depreciation due to the new branches constructed in 2007, and increased core system processing fees paid. Occupancy expenses increased primarily as a result of increased costs related to the construction of two new Home Savings branches and other remodeling projects completed during 2007. Increases in other expenses are attributable to increased consulting fees recognized as a result of merger costs associated with the abandoned merger with PVF Capital Corp. as well as fees incurred for outside consultants for their recommendation of operating efficiencies within our deposit products and services. Additionally, fees incurred within our real estate owned and other repossessed assets portfolio increased $412,000, as Home Savings incurred additional expenses related to the payment of real estate taxes, repairs and general maintenance on property in northern and central Ohio acquired in the settlement of construction and commercial loans.

Federal Income Taxes — During the year ended December 31, 2007, United Community recorded a $910,000 provision for income taxes. This is a decrease of $11.5 million over the year ended December 31, 2006 as a result of lower pretax income earned in 2007 compared to 2006. The effective tax rate at December 31, 2007 was 34.7% compared to 35.0% at December 31, 2006. Refer to Note 15 for a further discussion of these expenses.

Discontinued Operations — Net income recognized on the discontinued operations of Butler Wick increased $1.3 million from $1.1 million at December 31, 2006 to $2.4 million at December 31, 2007. The primary cause of the change is an increase in brokerage commissions earned in 2007 compared to 2006 due to greater brokerage activity and increased service fees charged to customers. Partially offsetting these increases were higher expenses related to increased commissions paid to Butler Wick employees and associated employment taxes recognized as a result of the increased brokerage activity. Refer to Note 4 for a further discussion of discontinued operations.

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

In compliance with the Bank Order, Home Savings maintains a well documented methodology for maintaining an allowance for loan losses that is compliant with all interagency guidance. The documentation of the adequacy of the allowance for loan losses is reviewed by the board of directors on a regular basis. The methodology is revised when appropriate for changes in risk factors within the loan portfolio.

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

Goodwill.  For acquisitions, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, or other relevant factors. In addition, the determination of the useful lives over which an intangible asset will be amortized is subjective. Under SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset. The determination of fair values is based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors.

Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangible assets and could result in impairment losses affecting the financials of United Community as a whole and the individual lines of business in which the goodwill or intangibles reside.

Income taxes.  We are subject to the income tax laws of the United States, its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly; and as new information becomes available, the balances are adjusted as appropriate. On January 1, 2007, we adopted FIN 48 to account for uncertain tax positions. FIN 48 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 15 to the Consolidated Financial Statements for a further description of our provision and related income tax assets and liabilities.

In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.

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

Yields Earned and Rates Paid

The following table sets forth certain information relating to United Community’s average balance sheet and reflects the average yield on interest earning assets and the average cost of interest bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balances of interest earning assets or interest bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances. Nonaccruing loans have been included in the table as loans carrying a zero yield. Loan fees are included in interest income. The average balance for securities available for sale is computed using the carrying value, and the average yield on securities available for sale has been computed using the historical amortized cost average balance.

	Year Ended December 31,
	2008			2007			2006
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest earning assets:
Net loans(1)	$2,231,692	$136,556	6.12%	$2,268,914	$154,252	6.80%	$2,186,559	$151,029	6.91%
Loans held for sale	9,674	466	4.82	18,781	914	4.87	37,549	1,894	5.04
Securities:
Trading	184	3	1.63	482	26	5.39	817	38	4.65
Available for sale	276,396	13,652	4.94	243,059	11,818	4.86	211,562	9,281	4.39
Federal Home Loan Bank stock	25,878	1,360	5.26	25,432	1,677	6.59	24,533	1,426	5.81
Other interest earning assets	13,135	141	1.07	2,247	128	5.70	1,783	95	5.33

Total interest earning assets	$2,556,959	$152,178	5.95%	$2,558,915	$168,815	6.60%	$2,462,803	$163,763	6.65%
Assets of discontinued operations	22,965			22,225			29,997
Non-interest earning assets	144,096			141,154			131,491

Total assets	$2,724,020			$2,722,294			$2,624,291

Interest bearing liabilities:
Deposits:
Checking accounts	$426,790	$9,475	2.22%	$397,290	$13,907	3.50%	$330,856	$10,060	3.04%
Savings accounts	180,010	811	0.45	185,949	769	0.41	218,590	899	0.41
Certificates of deposit	1,169,403	49,953	4.27	1,125,117	53,376	4.74	1,111,602	47,681	4.29
Federal Home Loan Bank advances	384,260	12,358	3.22	448,714	21,493	4.79	452,023	21,246	4.70
Repurchase agreements and other	146,233	6,319	4.32	136,135	6,558	4.82	91,027	4,067	4.47

Total interest bearing liabilities	$2,306,696	$78,916	3.42%	$2,293,205	$96,103	4.19%	$2,204,098	$83,953	3.81%

Liabilities of discontinued operations	8,290			4,710			14,234
Non-interest bearing liabilities	135,861			136,858			129,545

Total liabilities	$2,450,847			$2,434,773			$2,347,877
Shareholders’ equity	273,173			287,521			276,414

Total liabilities and equity	$2,724,020			$2,722,294			$2,624,291

Net interest income and interest rate spread		$73,262	2.53%		$72,712	2.41%		$79,810	2.84%

Net interest margin			2.87%			2.84%			3.24%

Average interest earning assets to average interest bearing liabilities			110.85%			111.59%			111.74%

(1)	Nonaccrual loans are included in the average balance.

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

	Year Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase		Total	Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(Dollars in thousands)

Interest earning assets:
Loans	$(15,201)	$(2,495)	$(17,696)	$(2,312)	$5,535	$3,223
Loans held for sale	(9)	(439)	(448)	(64)	(916)	(980)
Securities:
Trading	(12)	(11)	(23)	8	(20)	(12)
Available for sale	191	1,643	1,834	1,068	1,469	2,537
Federal Home Loan Bank stock	(347)	30	(317)	197	54	251
Other interest earning assets	(3)	16	13	7	26	33

Total interest earning assets	$(15,381)	$(1,256)	$(16,637)	$(1,096)	$6,148	$5,052

Interest bearing liabilities:
Checking accounts	$(5,561)	$1,129	$(4,432)	$1,653	$2,194	$3,847
Savings accounts	65	(23)	42	5	(135)	(130)
Certificates of deposit	(5,661)	2,238	(3,423)	5,109	586	5,695
Federal Home Loan Bank advances	(6,356)	(2,779)	(9,135)	401	(154)	247
Repurchase agreements and other	(854)	615	(239)	340	2,151	2,491

Total interest bearing liabilities	$(18,367)	$1,180	$(17,187)	$7,508	$4,642	$12,150

Change in net interest income			$550			$(7,098)

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

The following table presents, as of December 31, 2008, United Community’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further detail of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	Note	One Year	One to	Three to	Over
	Reference	or Less	Three Years	Five Years	Five Years	Total
	(Dollars in thousands)

Operating leases	9	$574	$1,164	$830	$687	$3,255
Deposits without a stated maturity	11	660,675	—	—	—	660,675
Certificates of deposit	11	594,099	418,780	212,377	—	1,225,256
Federal Home Loan Bank advances	12	247,650	23,281	16,226	50,446	337,603
Repurchase agreements and other borrowings	13	15,269	10,000	10,000	90,000	125,269

Discussion of loan commitments is included in Note 6 to the consolidated financial statements. In addition, United Community has commitments under benefit plans as described in Note 18 to the consolidated financial statements.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2008, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

	Year Ended December 31, 2008
	NPV as % of Portfolio Value of Assets			Next 12 Months Net Interest Income
		Internal Policy			Internal Policy
Change in Rates (Basis Points)	NPV Ratio	Limitations	Change in %	$ Change	Limitations	% Change
	(Dollars in thousands)

+300	7.37%	5.00%	(1.38)%	$(1,879)	(15.00)%	(2.48)%
+200	8.35	6.00	(0.40)	(734)	(10.00)	(0.97)
+100	8.99	6.00	0.24	60	(5.00)	0.08
Static	8.75	7.00	—	—	—	—

Due to a low interest rate environment, it was not possible to calculate results for a drop in interest rates.

	Year Ended December 31, 2007
	NPV as % of Portfolio Value of Assets			Next 12 Months Net Interest Income
		Internal Policy			Internal Policy
Change in Rates (Basis Points)	NPV Ratio	Limitations	Change in %	$ Change	Limitations	% Change
	(Dollars in thousands)

+300	7.99%	5.00%	(1.48)%	$(7,009)	(15.00)%	(9.93)%
+200	8.73	6.00	(0.75)	(4,353)	(10.00)	(6.17)
+100	9.29	6.00	(0.18)	(2,139)	(5.00)	(3.03)
Static	9.47	7.00	—	—	—	—
(100)	9.53	6.00	0.05	2,723	(5.00)	3.86
(200)	8.82	6.00	(0.66)	3,467	(15.00)	4.91
(300)	7.90	5.00	(1.57)	3,397	(20.00)	4.81

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

Liquidity and Capital

United Community’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2008, 2007 and 2006.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net income (loss)	$(35,279)	$4,133	$24,111
Adjustments to reconcile net income to net cash from operating activities	141,538	46,074	7,821

Net cash from operating activities	106,259	50,207	31,932
Net cash from investing activities	18,956	(106,616)	(199,891)
Net cash from financing activities	(115,300)	56,200	166,474

Net change in cash and cash equivalents	9,915	(209)	(1,485)
Cash and cash equivalents at beginning of year	33,502	33,711	35,196

Cash and cash equivalents at end of year	$43,717	$33,502	$33,711

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements, and other funds provided by operations. Home Savings also has the ability to borrow from the Federal Home Loan Bank. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. Investments in liquid assets maintained by United Community and Home Savings are based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program. At December 31, 2008, approximately $594.1 million of Home Savings’ certificates of deposit are expected to mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

On April 30, 2007, United Community announced that its Board of Directors had approved the purchase of up to 2,000,000 treasury shares to be made in the open market or in negotiated transactions from time to time, depending on market conditions. United Community acquired no shares in 2008 under this program. United Community acquired 950,243 common shares for $9.7 million and 196,300 common shares for $2.3 million, during the years ended December 31, 2007 and 2006. As of December 31, 2008, United Community had remaining authorization to repurchase 1,477,804 shares under the current repurchase program but the OTS Order prohibits

United Community from repurchasing shares without prior approval. Refer to Note 3 of the Consolidated Financial Statements for a complete discussion of the limitations of the regulatory enforcement actions.

Home Savings is required by federal regulations to meet certain minimum capital requirements. Minimum regulatory capital requirements call for tangible capital of 1.5% of average tangible assets; Tier 1 capital of 4.0% of average total assets (the Tier 1 Leverage Ratio) and total risk-based capital (which for Home Savings consists of Tier 1 capital and a portion of the allowance for loan losses) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% as defined by law and regulation depending on their relative risk). The Bank Order requires Home Savings to maintain a Tier 1 Leverage Ratio at a minimum of 8.0% and a total risk-based capital ratio of no less than 12.0%. At December 31, 2008, Home Savings’ Tier 1 capital was 8.20% and its total risk-based capital was 12.06%. Because of the consent to the Bank Order, Home Savings is deemed “adequately capitalized’’ for regulatory capital purposes. Refer to Note 3 of the Consolidated Financial Statements for a complete discussion of the limitations of the regulatory enforcement actions.

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2008.

					Excess of Actual
			Current		Capital Over Current		Applicable
	Actual Capital		Minimum Requirement		Requirement		Asset Base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
			(Dollars in thousands)

Tangible capital	$217,630	8.20%	$39,817	1.50%	$177,813	6.70%	$2,654,488
Tier 1 capital	217,630	8.20	106,180	4.00	111,450	4.20	2,654,488
Risk-based capital	242,944	12.06	161,163	8.00	81,781	4.06	2,014,534

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2008	2007
	(In thousands)

ASSETS
Cash and deposits with banks	$21,745	$29,405
Federal funds sold	21,672	4,097

Total cash and cash equivalents	43,417	33,502

Securities:
Trading, at fair value	—	312
Available for sale, at fair value	215,731	240,035
Loans held for sale	16,032	87,236
Loans, net of allowance for loan losses of $35,962 and $32,006	2,203,453	2,236,988
Federal Home Loan Bank stock, at cost	26,464	25,432
Premises and equipment, net	25,015	26,596
Accrued interest receivable	10,082	12,987
Real estate owned and other repossessed assets	29,258	10,510
Goodwill	—	33,593
Core deposit intangible	884	1,169
Cash surrender value of life insurance	25,090	24,053
Assets of discontinued operations — Butler Wick Corp.	5,562	20,314
Other assets	17,085	18,390

Total assets	$2,618,073	$2,771,117

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$106,255	$106,449
Interest bearing	1,779,676	1,768,757

Total deposits	1,885,931	1,875,206
Borrowed funds:
Federal Home Loan Bank advances	337,603	437,253
Repurchase agreements and other	125,269	149,533

Total borrowed funds	462,872	586,786
Advance payments by borrowers for taxes and insurance	19,806	17,853
Accrued interest payable	3,077	7,837
Liabilities of discontinued operations — Butler Wick Corp.	2,388	4,371
Accrued expenses and other liabilities	9,076	9,350

Total liabilities	2,383,150	2,501,403

Commitments and contingent liabilities (Note 6 and Note 14)	—	—
Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock — no par value; 499,000,000 shares authorized; 37,804,457 shares issued	146,439	146,683
Retained earnings	165,447	213,727
Accumulated other comprehensive income	3,635	661
Unearned employee stock ownership plan shares	(7,643)	(9,465)
Treasury stock, at cost, 2008 — 6,906,632 shares and 2007 — 7,752,684 shares	(72,955)	(81,892)

Total shareholders’ equity	234,923	269,714

Total liabilities and shareholders’ equity	$2,618,073	$2,771,117

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except per share data)

Interest income
Loans	$136,556	$154,252	$151,029
Loans held for sale	466	914	1,894
Securities:
Trading	3	26	38
Available for sale	13,652	11,818	9,281
Federal Home Loan Bank stock dividends	1,360	1,677	1,426
Other interest earning assets	141	128	95

Total interest income	152,178	168,815	163,763

Interest expense
Deposits	60,239	68,052	58,640
Federal Home Loan Bank advances	12,358	21,493	21,246
Repurchase agreements and other	6,319	6,558	4,067

Total interest expense	78,916	96,103	83,953

Net interest income	73,262	72,712	79,810
Provision for loan losses	25,329	28,750	4,347

Net interest income after provision for loan losses	47,933	43,962	75,463

Non-interest income
Non-deposit investment income	1,624	1,429	565
Service fees and other charges	6,177	7,707	6,443
Net gains (losses):
Securities available for sale	1,936	(21)	—
Other than temporary impairment charges on securities available for sale	(6,087)	—	—
Trading securities	(38)	31	60
Loans sold	2,809	2,624	2,943
Real estate owned and other repossessed assets sold	(4,770)	(1,061)	(63)
Other income	4,133	3,593	3,255

Total non-interest income	5,784	14,302	13,203

Non-interest expense
Salaries and employee benefits	32,570	33,128	33,340
Goodwill impairment charge	33,593	—	—
Occupancy	3,731	3,443	3,127
Equipment and data processing	6,814	6,502	5,666
Franchise tax	2,122	2,102	2,091
Advertising	964	1,206	1,162
Amortization of core deposit intangible	285	365	584
Deposit insurance premiums	3,233	215	216
Professional fees	3,400	2,505	1,979
Real estate owned and other repossessed asset expenses	2,061	720	308
Other expenses	5,413	5,454	4,837

Total non-interest expense	94,186	55,640	53,310

Income (loss) before income taxes and discontinued operations	(40,469)	2,624	35,356
Income tax expense (benefit)	(3,240)	910	12,393

Net income (loss) before discontinued operations	(37,229)	1,714	22,963
Discontinued operations
Net income of Butler Wick Corp., net of tax	1,950	2,419	1,148

Net income (loss)	$(35,279)	$4,133	$24,111

Earnings (loss) per share
Basic-continuing operations	$(1.26)	$0.06	$0.77
Basic-discontinued operations	0.06	0.08	0.04
Basic	(1.20)	0.14	0.81
Diluted-continuing operations	(1.26)	0.06	0.76
Diluted-discontinued operations	0.06	0.08	0.04
Diluted	(1.20)	0.14	0.80

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated	Unearned
				Other	Employee Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(In thousands, except per share data)

Balance December 31, 2005	31,062	$143,896	$207,120	$(1,845)	$(13,108)	$(71,328)	$264,735
Comprehensive income:
Net income	—	—	24,111	—	—	—	24,111
Other comprehensive income	—	—	—	681	—	—	681

Comprehensive income							24,792
Adjustment to initially apply SFAS 158, net of taxes of $72	—	—		(132)	—	—	(132)
Shares allocated to ESOP participants	—	1,797	—	—	1,821	—	3,618
Purchase of treasury stock	(196)	—	—	—	—	(2,298)	(2,298)
Exercise of stock options	111	141	(303)	—	—	1,181	1,019
Dividends paid, $0.3502 per share	—	—	(10,401)	—	—	—	(10,401)

Balance December 31, 2006	30,977	145,834	220,527	(1,296)	(11,287)	(72,445)	281,333
Comprehensive income:
Net income	—	—	4,133	—	—	—	4,133
Other comprehensive income	—	—	—	1,957	—	—	1,957

Comprehensive income							6,090
Shares allocated to ESOP participants	—	837	—	—	1,822	—	2,659
Purchase of treasury stock	(950)	—	—	—	—	(9,709)	(9,709)
Exercise of stock options	25	12	(86)	—	—	262	188
Dividends paid, $0.3697 per share	—	—	(10,847)	—	—	—	(10,847)

Balance December 31, 2007	30,052	146,683	213,727	661	(9,465)	(81,892)	269,714
Comprehensive income:
Net loss	—	—	(35,279)	—	—	—	(35,279)
Other comprehensive income	—	—	—	2,974	—	—	2,974

Comprehensive loss							(32,305)
Shares allocated to ESOP participants	—	(394)	—	—	1,822	—	1,428
Stock based compensation	—	150	—	—	—	—	150
Stock dividends paid	846	—	(8,937)	—	—	8,937	—
Cash dividends paid, $0.1386 per share	—	—	(4,064)	—	—	—	(4,064)

Balance December 31, 2008	30,898	$146,439	$165,447	$3,635	$(7,643)	$(72,955)	$234,923

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Flows from Operating Activities
Net income (loss)	$(35,279)	$4,133	$24,111
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	25,329	28,750	4,347
Net gains on loans	(2,809)	(2,624)	(2,943)
Net losses on real estate owned and other repossessed assets	4,763	1,053	95
Net losses on other assets	(1,891)	(14)	(95)
Other than temporary impairment of securities available for sale	6,087	—	—
Amortization of premiums and accretion of discounts	5,312	3,334	3,095
Depreciation and amortization	2,532	2,778	2,503
Federal Home Loan Bank stock dividends	(1,032)	—	(1,426)
Decrease (increase) in interest receivable	2,905	689	(1,692)
(Decrease) increase in interest payable	(4,760)	4,996	230
Increase in prepaid and other assets	(3,343)	(1,296)	(3,947)
(Decrease) increase in other liabilities	(1,797)	(13,700)	(342)
Decrease in trading securities	274	289	433
Stock based compensation	150	—	—
Goodwill impairment charges	33,593	—	—
Net principal disbursed on loans originated for sale	(160,276)	(205,994)	(219,924)
Proceeds from sale of loans originated for sale	234,289	224,632	225,126
ESOP compensation	1,428	2,659	3,618
Operating cash flows from discontinued operations	784	522	(1,257)

Net cash from operating activities	106,259	50,207	31,932

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	50,569	56,982	42,666
Proceeds from sale of:
Securities available for sale	139,938	16,899	—
Nonperforming loans	—	—	210
Premises and equipment	—	—	531
Real estate owned and other repossessed assets	12,917	6,035	4,059
Purchases of:
Securities available for sale	(167,141)	(77,641)	(76,588)
Principal disbursed on loans, net of repayments	58,371	80,922	31,818
Loans purchased	(86,758)	(184,892)	(198,229)
Purchases of premises and equipment	(925)	(4,903)	(4,341)
Investing cash flows from discontinued operations	11,985	(18)	(17)

Net cash from investing activities	18,956	(106,616)	(199,891)

Cash Flows from Financing Activities
Net increase (decrease) in checking, savings and money market accounts	(43,969)	35,824	53,093
Net increase in certificates of deposit	54,694	16,450	88,012
Net increase in advance payments by borrowers for taxes and insurance	1,953	381	3,149
Proceeds from Federal Home Loan Bank advances	718,900	737,953	671,326
Repayment of Federal Home Loan Bank advances	(818,550)	(765,953)	(681,622)
Net change in repurchase agreements and other borrowings	(24,264)	51,925	44,337
Cash dividends paid	(4,064)	(10,847)	(10,401)
Proceeds from exercise of stock options	—	176	878
Purchase of treasury stock	—	(9,709)	(2,298)

Net cash from financing activities	(115,300)	56,200	166,474

Change in cash and cash equivalents	9,915	(209)	(1,485)
Cash and cash equivalents, beginning of year	33,502	33,711	35,196

Cash and cash equivalents, end of year	$43,417	$33,502	$33,711

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Nature of Operations

United Community was incorporated under Ohio law in February 1998 by Home Savings in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. The business of Home Savings is providing consumer and business banking service to its market area in Ohio and western Pennsylvania. At the end of 2008, Home Savings was doing business through 39 full-service banking branches and six loan production offices. Loans and deposits are primarily generated from the areas where banking branches are located. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the market area. Home Savings derives its income predominantly from interest on loans, securities, and to a lesser extent, non-interest income. Home Savings’ principal expenses are interest paid on deposits, Federal Home Loan Bank advances, and normal operating costs. Consistent with internal reporting, Home Savings’ operations are reported in one operating segment, which is banking services.

On August 12, 1999, United Community acquired Butler Wick, the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. On December 31, 2008, the Company completed the sale of Butler Wick & Co., Inc., to Stifel Financial Corp. for $12.0 million. On January 7, 2009, the Company announced the sale of Butler Wick Trust, to Farmers National Banc Corp. As a result, Butler Wick has been reported as a discontinued operation and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation.

Basis of Presentation

The consolidated financial statements include the accounts of United Community and its subsidiaries. All material inter-company transactions have been eliminated. Certain prior period data has been reclassified to conform to current period presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair value of financial instruments, fair value of servicing rights, fair value of other real estate owned and other repossessed assets, realizability of deferred tax assets, and status of contingencies are particularly subject to change.

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

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage loans originated for sale and other loans which have been identified for sale. These loans are carried at the lower of cost or fair value, determined in the aggregate. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are sold with either servicing rights retained or servicing released. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the outstanding principal balance, net of purchase premiums or discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

All interest accrued but not received for a loan placed on nonaccrual is reversed against interest income. Nonaccrual loans are comprised principally of loans 90 days past due as well as certain loans which are less than 90 days past due, but where serious doubt exists as to the ability of the borrowers to comply with the repayment terms. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when future payments are reasonably assured.

Concentration of Credit Risk

Most of the Company’s business activity is with customers located within Home Savings’ market area. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in Northeast Ohio.

Certain Purchased Loans

The Company purchases individual loans and groups of loans, some of which have shown evidence of credit deterioration since origination. These purchased loans are recorded at the amount paid, such that there is no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses.

Such purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics (e.g., credit score, loan type, and date of origination). The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).

Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required based on an analysis using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, general economic conditions in the market area and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers pools of other loans and is based on historical loss experience adjusted for current factors.

A loan is considered impaired when, based on current information and events, it is probable that United Community will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and the loan is non-homogeneous in nature and includes one-to four-family loans with partial chargeoffs and select consumer loans, the loan will be considered impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment

Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation and amortization. Buildings and related components are depreciated and amortized using the straight-line method over the useful lives, generally ranging from 20 years to 40 years (or term of the lease, if shorter) of the related assets. Furniture and fixtures are depreciated using the straight-line method with useful lives ranging from three to five years.

Federal Home Loan Bank (FHLB) stock

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Real Estate Owned and Other Repossessed Assets

Real estate owned, including property acquired in settlement of foreclosed loans, is carried at fair value less estimated cost to sell after foreclosure, establishing a new cost basis. If fair value declines after acquisition, a valuation allowance is recorded through expense. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the properties are charged to expense. Other repossessed assets are carried at the lower of cost or estimated fair value less estimated cost to sell after acquisition.

Goodwill and Core Deposit Intangible

Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment has been recognized in the period identified.

Core deposit intangible assets arose from whole bank acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives.

Cash Surrender Value of Life Insurance

Life insurance is carried on the lives of certain employees where Home Savings is the beneficiary. In accordance with EITF 06-05, life insurance is recorded at its cash surrender value, or the amount currently

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income.

401(k) Savings Plan

Employee 401(k) and profit sharing plan expense is the amount of matching contributions and administrative costs to administer the plan.

Postretirement Benefit Plans

In addition to Home Savings’ retirement plans, Home Savings sponsors a defined benefit health care plan that was curtailed in 2000 to provide postretirement medical benefits for employees who worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. The plan is unfunded and, as such, has no assets. Furthermore, the plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding. The benefit obligation is measured annually by a third-party actuary.

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

Commissions and Service Fees

Brokerage commissions are recognized when earned which is generally the settlement date of the security. Service fees are assessed to customer accounts on a regular basis. Trust fees are recognized in income on the accrual basis. Fees are assessed to customer accounts on a regularly scheduled basis and are generally based on the value of the assets under management.

Stock Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Income tax expense is the total of current year income tax due or refundable and change in deferred tax assets and liabilities. Deferred income taxes, which result from temporary differences in the recognition of income and expense for financial statement and tax return purposes, are included in the calculation of income tax expense. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (FIN 48), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Company did not have any amounts accrued for interest and penalties at January 1, 2008 or December 31, 2008.

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

Stock Dividends

Stock dividends paid using treasury shares are reported by reducing retained earnings and treasury shares by the fair value of the shares issued. The difference between fair value and cost of treasury shares issued is also reflected as a transfer to or from retained earnings and treasury shares. There are no dividends paid on fractional shares. Earnings per share is affected by the change in the number of shares outstanding. All prior period share and per share disclosures have been adjusted to reflect the payment of a stock dividend declared in November 2008.

Earnings Per Share

Basic earnings per share (EPS) are based on the weighted average number of common shares outstanding during the year. Diluted EPS are based on the weighted average number of common shares and common share equivalents outstanding during the year. Unearned ESOP shares are not considered outstanding for this calculation. See further discussion at Note 23.

Statements of Cash Flows

For purposes of the statement of cash flows, United Community considers all highly liquid investments with a term of three months or less to be cash equivalents. Net cash flows are reported for loan and deposit transactions, trading securities, margin accounts, short-term borrowings and advance payments by borrowers for taxes and insurance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. See further discussion at Note 14.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 19. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

New Accounting Standards

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008 or any subsequent date.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption was not material.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (SAB 109). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.

In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has no impact on the Company’s consolidated financial statements.

Newly Issued But Not Yet Effective Accounting Standards

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 (SFAS No. 160), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company does not expect the adoption of FAS No. 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

Operating Segments

Internal financial information is primarily reported and aggregated in one line of business, which is banking services. As a result of the sale of Butler Wick & Co., Inc., and the pending sale of Butler Wick Trust, Butler Wick has been reported as a discontinued operation and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by Home Savings to the holding company or by the holding company to shareholders. The OTS Order prohibits United

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Community from paying a cash dividend to shareholders without prior approval. See Notes 3 and 16 for further discussion.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

2.	CASH AND CASH EQUIVALENTS

Federal Reserve Board regulations require depository institutions to maintain certain non-interest bearing reserve balances. These reserves, which consisted of vault cash at Home Savings, totaled approximately $12.7 million and $11.2 million at December 31, 2008 and 2007, respectively.

3.	REGULATORY ENFORCEMENT ACTION

On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to Issuance of Order to Cease and Desist (OTS Order) with the Office of Thrift Supervision (OTS). Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (Bank Order) with the Federal Deposit Insurance Corporation (FDIC) and the Division of Financial Institutions of the Ohio Department of Commerce (Ohio Division). Although United Community and Home Savings have agreed to the issuance of the OTS Order and the Bank Order, respectively, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC, or the Ohio Division.

The OTS Order requires United Community to obtain OTS approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The OTS Order also requires United Community to develop a debt reduction plan and submit the plan to the OTS for approval.

The Bank Order requires Home Savings, within specified timeframes, to take or refrain from certain actions, including: (i) retaining a bank consultant to assess Home Savings management needs and submitting a management plan that identifies officer positions needed, identifies and establishes board and internal operating committees, evaluates Home Savings’ senior officers, and provides for the hiring of any additional personnel; (ii) seeking regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extending additional credit to classified borrowers; (iv) establishing a compliant Allowance for Loan and Lease Loss methodology; (v) enhancing its risk management policies and procedures; (vi) adopting and implementing plans to reduce its classified assets and delinquent loans, and to reduce loan concentrations in nonowner-occupied commercial real estate and construction, land development, and land loans; (vii) establishing board of directors committees to evaluate and approve certain loans and oversee Home Savings’ compliance with the Bank Order; (viii) revising its loan policy and enhancing its underwriting and credit administration functions; (ix) developing a strategic plan and budget and profit plan; (x) correcting all violations of laws, rules, and regulations and implementing procedures to ensure future compliance; (xi) increasing its Tier 1 leverage ratio to 8.0% and its total risk-based capital ratio to 12.0% by December 31, 2008; and (xii) seeking regulatory approval prior to declaring or paying any cash dividend. At December 31, 2008, Home Savings’ Tier 1 leverage ratio was 8.20% and its total risk-based capital ratio was 12.06%. Because of the consent to the Bank Order, Home Savings is deemed ‘adequately capitalized’ for regulatory capital purposes.

4.	DISCONTINUED OPERATIONS

On December 31, 2008, the Company completed the sale of Butler Wick & Co., Inc., a wholly-owned subsidiary of Butler Wick, to Stifel Financial Corp. for $12.0 million. Butler Wick recognized a gain on this sale of $3.3 million. United Community used $9.8 million of these proceeds to reduce outstanding debt. On January 7, 2009, the Company announced the sale of Butler Wick Trust, a wholly-owned subsidiary of Butler Wick, to Farmers National Banc Corp. As a result, Butler Wick has been reported as a discontinued operation and consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statement information for all periods presented has been reclassified to reflect this presentation. Major classes of assets and liabilities included in the consolidated balance sheet are as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Assets
Cash and deposits with banks	$1,126	$3,861

Total cash and cash equivalents	1,126	3,861
Securities:
Trading	—	4,752
Available for sale	3,337	4,718
Premises and equipment, net	86	926
Accrued interest receivable	29	89
Other assets	984	5,968

Total assets	$5,562	$20,314

Liabilities and Shareholder’s Equity
Accrued expenses and other liabilities	$2,388	$4,371

Total liabilities	2,388	4,371

Total shareholder’s equity	3,174	15,943

Total liabilities and shareholder’s equity	$5,562	$20,314

Butler Wick’s results of operations for the years ended December 31, 2008, 2007 and 2006 are as follows:

	December 31,
	2008	2007	2006
	(In thousands)

Income
Interest income	$813	$1,135	$1,667
Brokerage commissions	25,667	24,963	19,317
Service fees and other charges	5,876	6,349	6,103
Underwriting and investment banking	1,151	764	814
Gain on the sale of Butler Wick & Co., Inc.	3,317	—	—
Other income	117	521	837

Total income	36,941	33,732	28,738
Expenses
Interest expense on borrowings	243	345	475
Salaries and employee benefits	25,772	22,841	18,932
Occupancy expenses	1,553	1,403	1,324
Equipment and data processing	2,508	2,515	3,331
Other expenses	3,798	2,929	2,921

Total expenses	33,874	30,033	26,983

Income before taxes	3,067	3,699	1,755
Income tax	1,117	1,280	607

Net income	$1,950	$2,419	$1,148

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	SECURITIES

The components of securities are as follows:

	December 31, 2008			December 31, 2007
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
	(In thousands)

Available for Sale
U.S. Treasury and government sponsored entities’ securities	$27,170	$865	$—	$79,670	$311	$(126)
Equity securities	910	70	(411)	7,064	221	(494)
Mortgage-related securities	187,651	4,527	(107)	153,301	977	(443)

Total	$215,731	$5,462	$(518)	$240,035	$1,509	$(1,063)

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

December 31, 2008
Fair Value
(In thousands)

Due in one year or less	$—
Due after one year through five years	11,366
Due after five years through ten years	15,804
Mortgage-related securities	187,651

Total	$214,821

Since equity securities do not have a contractual maturity, they are excluded from the table above.

Proceeds, gross realized gains, losses and impairment charges of available for sale securities were as follows:

	2008	2007	2006
	(In thousands)

Proceeds	$139,938	$16,899	$—
Gross gains	1,936	96	—
Gross losses	—	(117)	—
Impairment charges	(6,087)	—	—

Home Savings holds in its available-for-sale securities portfolio a Fannie Mae auction rate pass through trust security with a cost basis of $5.0 million. This security represents an interest in a trust that is collateralized with Fannie Mae non-cumulative preferred stock. The market value of the security held by the Company declined following the September 7, 2008 announcement of the appointment of a conservator for Fannie Mae. Because the effects of the conservatorship may trigger the redemption provisions of the trust, UCFC management determined it was necessary for the Company to recognize a write-down of $4.9 million in 2008. In addition, a write-down of the Company’s equity investment in the common shares of three financial institutions of $1.1 million was recognized in 2008. These shares have traded below the Company’s cost basis for an extended period and a forecasted recovery was unable to be determined.

Securities pledged for public funds deposits were approximately $2.1 million and $19.0 million at December 31, 2008 and 2007, respectively. See further discussion regarding pledged securities in Note 13.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Community’s trading securities are carried at fair value and consist of the following:

	2008	2007
	(In thousands)

Debt Securities:
Mutual funds	$—	$312

Total trading securities	$—	$312

Securities available for sale in a continuous unrealized loss position are as follows at December 31, 2008:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Description of securities:
U.S. Treasury and government sponsored entities	$—	$—	$—	$—	$—	$—
Equity securities	282	(411)	—	—	282	(411)
Mortgage-related securities	2,765	(69)	1,026	(38)	3,791	(107)

Total temporarily impaired securities	$3,047	$(480)	$1,026	$(38)	$4,073	$(518)

Securities available for sale in an unrealized loss position are as follows at December 31, 2007:

	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Description of securities:
U.S. Treasury and government sponsored entities	$7,734	$(12)	$22,844	$(114)	$30,578	$(126)
Equity securities	1,228	(473)	92	(21)	1,320	(494)
Mortgage-related	12	—	36,569	(443)	36,581	(443)

Total temporarily impaired securities	$8,974	$(485)	$59,505	$(578)	$68,479	$(1,063)

All of the government sponsored entities and mortgage related securities that are temporarily impaired at December 31, 2008, are impaired due to the current level of interest rates. All of these securities continue to pay on schedule and management expects to receive all principal and interest owed on the securities. The three equity securities that are temporarily impaired at December 31, 2008, are all well capitalized financial institutions and each exhibit a low to moderate level of nonperforming assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LOANS

Portfolio loans consist of the following:

	December 31,
	2008	2007
	(In thousands)

Real Estate:
One- to four-family residential	$909,567	$871,019
Multi-family residential	187,711	179,535
Non-residential	375,463	359,070
Land	23,517	22,818
Construction:
One- to four-family residential	255,355	357,153
Multi-family and non-residential	35,797	25,191

Total real estate	1,787,410	1,814,786
Consumer	348,834	349,447
Commercial	101,489	103,208

Total loans	2,237,733	2,267,441

Less:
Allowance for loan losses	35,962	32,006
Deferred loan costs, net	(1,682)	(1,553)

Total	34,280	30,453

Loans, net	$2,203,453	$2,236,988

The Bank Order requires Home Savings to adopt and implement plans to reduce loan concentrations in nonowner-occupied commercial real estate and construction, land development, and land loans. The plan was developed and adopted by Home Savings and was implemented in the third quarter of 2008. The plan included sharply reducing the origination of new construction, land, and land development loans as well as loans secured by commercial real estate. The Company has also reduced the level of construction loans purchased from another financial institution.

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

	December 31,
	2008		2007
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)

Commitments to make loans	$63,362	$11,999	$47,324	$38,822
Undisbursed loans in process	7,746	129,828	5,377	234,281
Unused lines of credit	80,101	61,196	86,261	86,807

Terms of the commitments in both years extend up to six months, but are generally less than two months. The fixed rate loan commitments have interest rates ranging from 5.875% to 18% and maturities ranging from six months to 30 years. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships pursuant to SFAS 133. At year-end 2008, the Company had approximately $40.8 million of interest rate lock commitments and $66.9 million of forward commitments for the future delivery of residential mortgage loans. At year-end 2007, the Company had approximately $11.1 million of interest rate lock commitments and $17.2 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was not material at year end 2008 or 2007.

At December 31, 2008 and 2007, there were $2.9 million and $7.2 million, respectively, of outstanding standby letters of credit. These are issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of an underlying contract with the third party.

At December 31, 2008 and 2007, there was $41.2 million and $40.1 million in outstanding commitments to fund the OverdraftPrivledgetm Program at Home Savings. With OverdraftPrivledgetm, Home Savings pays non-sufficient funds (NSF) checks and fees on checking accounts up to a preapproved limit.

Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Balance, beginning of year	$32,006	$16,955	$15,723
Provision for loan losses	25,329	28,750	4,347
Amounts charged off	(22,088)	(14,220)	(3,438)
Recoveries	715	521	323

Balance, end of year	$35,962	$32,006	$16,955

Nonaccrual loans were $98.3 million, $97.5 million, and $52.6 million at December 31, 2008, 2007 and 2006, respectively. Restructured loans were $1.8 million, $2.3 million and $1.4 million at December 31, 2008, 2007 and 2006. Loans that are greater than ninety days past due and still accruing were $6.6 million at December 31, 2008, $1.2 million at December 31, 2007, and $796,000 at December 31, 2006.

	As of or for the Year Ended
	December 31,
	2008	2007	2006
	(In thousands)

Impaired loans on which no specific valuation allowance was provided	$43,256	$30,475	$28,329
Impaired loans on which specific valuation allowance was provided	43,992	53,902	14,217

Total impaired loans at year-end	$87,248	$84,377	$42,546

Specific valuation allowances on impaired loans at year-end	10,968	13,165	2,841
Average impaired loans during year	85,812	63,468	23,617
Interest income recognized on impaired loans during the year	513	348	372
Interest income received on impaired loans during the year	513	348	373

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Directors and officers of United Community and Home Savings are customers of Home Savings in the ordinary course of business. The following describes loans to officers and/or directors of United Community and Home Savings:

(In thousands)

Balance as of December 31, 2007	$1,279
New loans to officers and/or directors	—
Loan payments during 2008	(43)
Reductions due to changes in officers and/or directors	(513)

Balance as of December 31, 2008	723

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $921.0 million and $876.1 million at December 31, 2008 and 2007.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	2008	2007	2006
	(In thousands)

Balance, beginning of year	$6,184	$6,820	$6,923
Originations	1,337	1,268	1,917
Sale of servicing	—	—	(323)
Amortized to expense	(1,959)	(1,904)	(1,697)

Balance, end of year	5,562	6,184	6,820
Less valuation allowance	(2,233)	(562)	(435)

Net balance	$3,329	$5,622	$6,385

Fair value of mortgage servicing rights was $3.9 million, $8.7 million and $9.3 million at December 31, 2008, 2007, and 2006, respectively.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2008	2007	2006
	(In thousands)

Balance, beginning of year	$(562)	$(435)	$—
Impairment charges	(2,233)	(562)	(435)
Recoveries	562	435	—

Balance, end of year	$(2,233)	$(562)	$(435)

Key economic assumptions used in measuring the value of mortgage servicing rights at December 31, 2008 and 2007 were as follows:

	2008	2007

Weighted average prepayment rate	644 PSA	272 PSA
Weighted average life (in years)	3.34	3.87
Weighted average discount rate	8%	8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the next five years is as follows:

(In thousands)

2009	$1,716
2010	1,326
2011	1,012
2012	768
2013	441

Amounts held in custodial accounts for investors amounted to $11.2 million and $9.2 million at December 31, 2008 and 2007, respectively.

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at December 31, 2008, 2007 and 2006 was as follows:

	2008	2007	2006
	(In thousands)

Other real estate owned and other repossessed assets	$32,012	$10,510	$3,296
Valuation allowance	(2,754)	—	(54)

End of year	$29,258	$10,510	$3,242

Activity in the valuation allowance was as follows:

	2008	2007	2006
	(In thousands)

Beginning of year	$—	$54	$—
Additions charged to expense	3,753	—	54
Direct write-downs	(999)	(54)	—

End of year	$2,754	$—	$54

Expenses related to foreclosed and repossessed assets include:

	2008	2007	2006
	(In thousands)

Net loss (gain) on sales	$2,016	$1,061	$9
Provision for unrealized losses	2,754	—	54
Operating expenses, net of rental income	2,061	720	308

Total expenses	$6,831	$1,781	$371

9.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2008	2007
	(In thousands)

Land	$7,691	$7,691
Buildings	23,919	24,170
Leasehold improvements	728	728
Furniture and equipment	18,069	17,468

	50,407	50,057
Less: Accumulated depreciation and amortization	25,392	23,461

Total	$25,015	$26,596

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense was $710,000 for 2008, $627,000 for 2007, and $544,000 for 2006. Rent commitments under noncancelable operating leases for offices were as follows, before considering renewal options that generally are present:

(In thousands)

2009	$574
2010	577
2011	587
2012	512
2013	318
Thereafter	687

Total	$3,255

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

United Community had no goodwill recorded at December 31, 2008, and $33.6 million at December 31, 2007, and 2006. All of the goodwill previously recorded is associated with the Banking Services segment. Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (as amended), requires goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. Based on the level that United Community shares had been trading and other factors, management determined that it would be appropriate under the guidance of SFAS No. 142, to test the value of the goodwill previously recorded as a result of the mergers with Industrial Bancorp, Inc. in 2001 and Potters Financial Corporation in 2002 for goodwill impairment during the third quarter of 2008. As a result of impairment testing performed, the Company recorded an impairment charge of $33.6 million in 2008.

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

Acquired Intangible Assets

	As of December 31,
	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Amortized intangible assets:
Core deposit intangibles	$8,952	$8,068	$8,952	$7,783

Total	$8,952	$8,068	$8,952	$7,783

Estimated amortization expense:
For the year ended:
December 31, 2009	$223
December 31, 2010	176
December 31, 2011	139
December 31, 2012	109
December 31, 2013	86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate amortization expense for the years ended December 31, 2008, 2007 and 2006, was $285,000, $365,000 and $584,000, respectively.

11.	DEPOSITS

Deposits consist of the following:

	December 31,
	2008	2007
	(In thousands)

Checking accounts:
Interest bearing	$99,418	$94,459
Non-interest bearing	106,255	106,449
Savings accounts	181,643	175,464
Money market accounts	273,359	328,272
Certificates of deposit	1,225,256	1,170,562

Total deposits	$1,885,931	$1,875,206

Interest expense on deposits is summarized as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Interest bearing demand deposits and money market accounts	$9,475	$13,907	$10,060
Savings accounts	811	769	900
Certificates of deposit	49,953	53,376	47,680

Total	$60,239	$68,052	$58,640

A summary of certificates of deposit by maturity follows:

December 31, 2008
(In thousands)

Within 12 months	$594,099
12 months to 24 months	371,367
Over 24 months to 36 months	47,413
Over 36 months to 48 months	190,058
Over 48 months	22,319

Total	$1,225,256

A summary of certificates of deposit with balances of $100,000 or more by maturity is as follows:

	December 31,	December 31,
	2008	2007
	(In thousands)

Three months or less	$17,960	$58,685
Over three months to six months	30,503	62,268
Over six months to twelve months	41,096	97,000
Over twelve months	119,085	52,157

Total	$208,644	$270,110

Deposits in excess of $250,000 are not federally insured. Brokered deposits represent funds which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit without prior consent of the FDIC and Ohio Division. Home Savings had brokered deposits of $145.2 million with a weighted average rate of 3.77% at December 31, 2008. Home Savings had brokered deposits of $39.8 million with a weighted average rate of 5.08% at December 31, 2007. A summary of brokered deposits by maturity is as follows:

	2009	2010
	(In thousands)

Balance maturing	$130,166	$15,053

Rate	3.70%	4.35%

12.	FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of Federal Home Loan Bank advances:

	December 31,
	2008		2007
		Weighted		Weighted
Year of Maturity	Amount	Average Rate	Amount	Average Rate
	(In thousands)

2008	n/a	n/a	$286,350	2.59%
2009	$247,650	1.51%	65,950	4.74
2010	17,412	4.95	17,412	4.95
2011	5,869	4.93	5,869	4.93
2012	1,861	3.92	1,861	3.92
2013	14,365	3.86	9,365	3.88
Thereafter	50,446	4.14	50,446	4.41

Total Federal Home Loan Bank advances	$337,603		$437,253

Home Savings has available credit, subject to collateral requirements, with the Federal Home Loan Bank of approximately $619.1 million, of which $337.6 million is outstanding. All advances must be secured by eligible collateral as specified by the Federal Home Loan Bank. Accordingly, United Community has a blanket pledge of its one- to four-family mortgages and multi-family loans as collateral for the advances outstanding at December 31, 2008. The required minimum ratio of collateral to advances is 125% for one- to four-family loans and 250% for multi-family loans. Additional changes in value can be applied to one-to four-family mortgage collateral based upon characteristics such as loan-to-value ratios and FICO scores.

13.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

The following is a summary of securities sold under an agreement to repurchase and other borrowings:

	December 31,
	2008		2007
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(In thousands)

Securities sold under agreement to repurchase-term	$117,600	3.84%	$112,035	4.10%
Other borrowings	7,669	4.24	37,498	7.71

Total repurchase agreements and other	$125,269	3.86%	$149,533	5.01%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $131.5 million at December 31, 2008 and $121.4 million at December 31, 2007. Securities sold under agreements to repurchase are typically held by the brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to United Community. Other borrowings consist of a line of credit with JP Morgan Chase Bank, NA (JP Morgan) with a balance of $6.9 million at December 31, 2008, compared to $36.3 million at December 31, 2007 and a match-funding advance related to a commercial participation loan aggregating $769,000 at December 31, 2008 compared to $1.2 million at December 31, 2007.

Included in other borrowings is $6.9 million outstanding at December 31, 2008 under a Credit Agreement between JP Morgan and United Community, dated September 12, 2005, as amended on July 18, 2007, and March 28, 2008, (the Credit Agreement). The Credit Agreement provided United Community with a line of credit of up to $40.0 million. The Credit Agreement sets forth numerous covenants with which United Community must comply.

On March 28, 2008, United Community and JP Morgan amended the Credit Agreement to provide, among other things, (1) a waiver of all existing defaults under the credit agreement, (2) that no new funds would be advanced to United Community on the line of credit, and (3) an increase in the allowable non-performing asset ratio to 6.50% of total loans and other real estate owned. As of December 31, 2008, that ratio was 5.97%.

On August 29, 2008, United Community and JP Morgan amended the Credit Agreement in response to the event of default that occurred when United Community entered into the OTS Order and Home Savings entered into the Bank Order. The Amendment waived the events of default and extended the maturity date of the borrowings until January 31, 2009. Over the course of 2008, the Company paid down approximately $29.4 million on this line of credit under which $36.3 million had been outstanding as of December 31, 2007. In January 2009, the Company paid down an additional $1.8 million on this line of credit, further reducing the balance to $5.1 million.

On January 31, 2009, United Community and JP Morgan amended the Credit Agreement in response to the proposed sale of Butler Wick Trust to Farmers National Banc Corp. The amendment includes provisions to use a portion of the cash proceeds of the sale to repay the entire principal balance outstanding and any unpaid interest that has accrued no later than April 30, 2009.

The OTS Order requires United Community to obtain regulatory approval prior to incurring or increasing its debt position. A debt reduction plan was developed and submitted to the OTS for approval. United Community has implemented the plan and has reduced the principal balance of the aforementioned line of credit to $5.1 million as of February 28, 2009.

The remaining segment of other borrowings is associated with a match-funded commercial participation.

14.	LOSS CONTINGENCIES

United Community and its subsidiaries are parties to litigation arising in the normal course of business. While it is impossible to determine the ultimate resolution of these matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

15.	INCOME TAXES

The provision for income taxes consists of the following components:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Current	$(2,048)	$8,213	$12,252
Deferred	(1,192)	(7,303)	141

Total	$(3,240)	$910	$12,393

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective tax rates differ from the statutory federal income tax rate of 35% due to the following:

	Year Ended December 31,
	2008		2007		2006
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(In thousands)

Tax at statutory rate	$(14,164)	35.0%	$919	35.0%	$12,375	35.0%
Increase (decrease) due to:
Goodwill impairment charge	11,800	(29.2)	—	—	—	—
Tax exempt income	(15)	0.0	(25)	(1.0)	(30)	(0.1)
Life insurance	(321)	0.8	(311)	(11.9)	(297)	(0.8)
State taxes	(14)	0.0	(30)	(1.1)	(143)	(0.4)
Acquisition/sale adjustments	(649)	1.6	—	—	—	—
Other	123	(0.3)	357	13.6	488	1.4

Income tax provision	$(3,240)	7.9%	$910	34.6%	$12,393	35.1%

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(In thousands)

Deferred tax assets:
Loan loss reserves	$12,587	$11,202
Postretirement benefits	1,328	1,342
ESOP shares released	1,158	1,262
Other real estate owned valuation	964	—
Security impairment charges	2,130	—
Compensation accruals	—	109
Interest on non-accrual loans	318	4,041
Other	36	28

Deferred tax assets	18,521	17,875

Deferred tax liabilities:
Purchase accounting adjustments	129	238
Deferred loan fees	659	572
Federal Home Loan Bank stock dividends	6,715	6,354
Mortgage servicing rights	1,165	1,968
Unrealized gain on securities available for sale	1,746	172
SFAS 158 pension accrual	182	163
Prepaid expenses	406	333
Other	74	229

Deferred tax liabilities	11,076	10,029

Net deferred tax asset	$7,445	$7,846

Retained earnings at December 31, 2008 include approximately $21.1 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of United Community’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2008 was approximately $7.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adoption of FIN 48 had no impact on United Community’s financial statements. As of January 1, 2007 and December 31, 2008, United Community had no unrecognized tax benefits or accrued interest penalties recorded. United Community does not expect the total amount of unrecognized tax benefits to increase significantly within the next twelve months. United Community will record interest and penalties as a component of income tax expense.

United Community and its subsidiaries are subject to US federal income tax. United Community and its subsidiaries are subject to tax in Ohio based upon their net worth. United Community and its subsidiaries also file state income tax returns in Pennsylvania, Indiana, and Florida. United Community is no longer subject to examination by taxing authorities for years prior to 2005.

16.	SHAREHOLDERS’ EQUITY

Dividends

United Community’s source of funds for dividends to its shareholders is earnings on its investments and dividends from Home Savings. During the year ended December 31, 2008, United Community paid cash dividends in the amount of $4.1 million and a stock dividend having a fair market value of $998,000. While Home Savings’ primary regulator is the FDIC, the OTS has regulations that impose certain restrictions on payments of dividends to United Community.

Home Savings must file an application with, and obtain approval from, the OTS (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus retained net income (as defined) for the preceding two years; (ii) if Home Savings would not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the OTS or the FDIC, or any condition imposed on Home Savings in an OTS-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. Home Savings paid no dividends to United Community during 2008. Under the Bank Order, Home Savings is not permitted to pay cash dividends to United Community without obtaining prior regulatory approval, and under the OTS Order, United Community is not permitted to pay cash dividends to its shareholders without obtaining prior regulatory approval. As of December 31, 2008, Home Savings had no retained earnings that could be distributed without requiring the prior approval of the OTS.

Other Comprehensive Income

Other comprehensive income included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of gains or (losses) and impairment charges on sales of securities of $(4.2 million), $(21,000) and $0 for the years ended December 31, 2008, 2007 and 2006.

Other comprehensive income (loss) components and related tax effects are as follows:

	As of December 31,
	2008	2007	2006
	(In thousands)

Unrealized holding gain (loss) on securities available for sale	$8,671	$2,364	$1,048
Changes in net gains (losses) on postretirement benefit plan	55	668	—
Reclassification adjustment for losses (gains) realized in income	(4,151)	(5)	—

Net unrealized gains	4,575	3,011	1,048
Tax effect (35)%	1,601	1,054	367

Net of tax amount	$2,974	$1,957	$681

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	December 31,
	2007	Change	2008
	(In thousands)

Unrealized gains (losses) on securities available for sale	$359	$2,938	$3,297
Unrealized gains (losses) on postretirement benefits	302	36	338

Total	$661	$2,974	$3,635

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

17.	REGULATORY CAPITAL REQUIREMENTS

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

Quantitative measures established by regulation for capital adequacy require Home Savings to maintain minimum amounts and ratios of Tier 1 (or Core) and Tangible capital (as defined in the regulations) to average total assets (as defined) and of total risk-based capital (as defined) to risk-weighted assets (as defined). Actual and statutory required capital amounts and ratios for Home Savings are presented below.

	As of December 31, 2008
			Minimum		To Be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

Total risk-based capital to risk-weighted assets	$242,944	12.06%	$161,163	8.00%	$201,454	10.00%
Tier 1 capital to risk-weighted assets	217,630	10.80	*	*	120,872	6.00
Tier 1 capital to average total assets	217,630	8.20	106,180	4.00	132,724	5.00
Tangible capital to adjusted total assets	217,630	8.20	39,817	1.50	*	*

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2007
			Minimum		To Be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

Total risk-based capital to risk-weighted assets	$259,087	11.88%	$174,635	8.00%	$218,294	10.00%
Tier 1 capital to risk-weighted assets	201,779	9.26	*	*	130,976	6.00
Tier 1 capital to average total assets	201,779	7.47	108,066	4.00	135,082	5.00
Tangible capital to adjusted total assets	201,779	7.47	40,525	1.50	*	*

*	Ratio is not required under regulations.

As of December 31, 2008, the FDIC and OTS, respectively, categorized Home Savings as adequately capitalized pursuant to the Bank Order and OTS Order discussed in Note 3. Home Savings was deemed well capitalized under the regulatory framework for Prompt Corrective Action as of December 31, 2007. The Bank Order provided for Home Savings to increase its Tier 1 leverage ratio to 8.0% and total risk-based capital ratio to 12.0% by December 31, 2008. As depicted in the table above, Home Savings exceeded this requirement.

Management believes, as of December 31, 2008, that Home Savings meets all capital requirements to which it is subject, inclusive of the Bank Order. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements. Refer to Note 3 of the Consolidated Financial Statements for a complete discussion of the limitations of the regulatory enforcement actions.

18.	BENEFIT PLANS

Postretirement Benefit Plans

In addition to Home Savings’ retirement plans, Home Savings sponsors a defined benefit health care plan that was curtailed in 2000 to provide postretirement medical benefits for employees who worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. The plan is unfunded and, as such, has no assets. Furthermore, the plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding. The benefit obligation was measured on December 31, 2008 and 2007. Information about changes in obligations of the benefit plan follows:

	Year Ended December 31,
	2008	2007
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$3,370	$4,015
Service cost	—	—
Interest cost	180	221
Actuarial (gain)/loss	(55)	(668)
Benefits paid	(222)	(198)

Benefit obligation at end of the year	$3,273	$3,370

Funded status of the plan	$(3,273)	$(3,370)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive income, net of tax at December 31, 2008 and 2007 consists of the following:

	The Year Ended December 31,
	2008	2007
	(In thousands)

Net gains (losses)	$336	$302
Prior service credit (cost)	2	—

	$338	$302

Components of net periodic benefit cost/(gain) are as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Service cost	$—	$—	$2
Interest cost	193	222	221
Expected return on plan assets	—	—	—
Net amortization of prior service cost	(1)	(1)	(1)
Recognized net actuarial gain	(12)	—	—

Net periodic benefit cost/(gain)	180	221	222

Net loss (gain)	52	665	—
Prior service cost (credit)	3	3	—
Amortization of prior service cost	—	—	—

Total recognized in other comprehensive income	55	668	—

Total recognized in net periodic benefit cost and other comprehensive income	$235	$889	$222
Assumptions used in the valuations were as follows:
Weighted average discount rate	6.00%	5.75%	5.75%

The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits (i.e., health care cost trend rate) used in the 2007 valuation was 10.0% and was assumed to decrease to 5.0% for the year 2013 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2008:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$13	$12
Effect on the postretirement benefit obligation	212	209

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Community anticipates benefits payable over the next ten years as follows:

In thousands

2009	$299
2010	306
2011	309
2012	308
2013	304
2014-2018	1,391

Total	$2,917

401(k) Savings Plan

Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2008, 2007 and 2006, Home Savings’ match was 50% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the years ended 2008, 2007 and 2006, the expense related to this plan was approximately $521,000, $531,000 and $532,000, respectively.

Employee Stock Ownership Plan

In conjunction with the Conversion, United Community established an Employee Stock Ownership Plan (ESOP) for the benefit of the employees of United Community and Home Savings. All full-time employees who meet certain age and years of service criteria are eligible to participate in the ESOP. The ESOP is a tax-qualified retirement plan designed to invest primarily in the stock of United Community. The ESOP borrowed $26.8 million from United Community to purchase 2,752,615 shares in conjunction with the conversion. The term of the loan is 15 years and is being repaid primarily with contributions from Home Savings to the ESOP. Additionally, 1,643,817 shares were purchased with the return of capital distribution in 1999. During the year, 42,890 shares were added to the plan from the stock dividend paid in the fourth quarter of that year.

The loan is collateralized by the shares of common stock held by the ESOP. As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants on the basis of compensation as described in the plan. Compensation expense is determined by multiplying the average per share market price of United Community’s stock during the period by the number of shares to be released. United Community recognized approximately $1.4 million, $2.7 million and $3.6 million in compensation expense for the years ended December 31, 2008, 2007 and 2006, respectively, related to the ESOP. Unallocated shares are considered neither outstanding shares for computation of basic earnings per share nor potentially dilutive securities for computation of diluted earnings per share. Dividends on unallocated ESOP shares are reflected as a reduction in the loan (and Home Savings’ contribution is reduced accordingly). During the year ended December 31, 2008, 303,057 shares were released or committed to be released for allocation and equivalent share amounts were released or committed to be released in 2007 and 2006. Shares remaining not released or committed to be released for allocation at December 31, 2008 totaled 1,271,588 and had a fair value of approximately $1.1 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1999 Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The incentive plan provides that option prices will not be less than the fair market value of the share at the grant date. The maximum number of common shares that may be issued under the plan is 3,569,766. There are currently 273,680 shares remaining in the plan that could be granted. All of the options awarded became exercisable on the date of grant. The option period expires 10 years from the date of grant.

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 243,721 stock options granted in the first quarter of 2008 under the 2007 Plan. All of the options awarded became exercisable on the date of grant. The option period expires 10 years from the date of grant. United Community recognized $150,000 in expenses related to this grant.

A summary of activity in the plans is as follows:

	For the Year Ended December 31, 2008
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
			(In thousands)

Outstanding at beginning of year	2,101,193	$9.39
Granted	243,721	5.89
Exercised	—	—
Forfeited	(252,786)	8.61

Outstanding at end of period	2,092,128	$9.08	$—

Options exercisable at end of period	2,092,128	$9.08	$—

Information related to the stock option plan during each year follows:

	2008	2007	2006

Intrinsic value of options exercised	$—	$99	$512
Cash received from option exercises	—	176	878
Tax benefit realized from option exercises	—	12	141
Weighted average fair value of options granted	0.68	—	—

The fair value of options granted in 2008 was determined using the following weighted-average assumptions as of the grant date:

Risk-free interest rate	3.03%
Expected term (years)	5
Expected stock volatility	23.8
Dividend yield	6.28%

Outstanding stock options have a weighted average remaining life of 4.64 years and may be exercised in the range of $5.89 to $12.38.

Employee Stock Purchase Plan

During 2005, United Community established an employee stock purchase plan (ESPP). Under this plan, United Community provides employees of Home Savings the opportunity to purchase United Community Financial Corporation’s common shares through payroll deduction. Participation in the plan is voluntary and payroll deductions are made on an after-tax basis. The maximum amount an employee can have deducted is nine hundred dollars per biweekly pay. Shares are purchased on the open market and administrative fees are paid by United Community. Expense related to this plan is a component of the Shareholder Dividend Reinvestment Plan and the expense recognized is considered immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	FAIR VALUE

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at December 31, 2008 Using:
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Available for sale securities	$215,731	$809	$214,922	$—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Impaired loans	$33,024	—	—	$33,024
Mortgage servicing rights	2,421	—	2,421	—

Impaired loans, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $69.6 million, with a valuation allowance of $11.0, resulting in an additional provision for loan losses of $1.0 million, during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

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

Securities — Fair values are based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.

Loans held for sale — The fair value of loans held for sale is based on market quotes.

Loans — The fair value is estimated by discounting the future cash flows using the current market rates for loans of similar maturities with adjustments for market and credit risks.

Federal Home Loan Bank stock — It is not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2008 and 2007, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. Carrying amount and estimated fair values of financial instruments, not previously presented, were as follows:

	December 31,		December 31,
	2008		2007
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Assets:
Cash and cash equivalents	$43,417	$43,417	$33,502	$33,502
Securities:
Trading	—	—	312	312
Available for sale	215,731	215,731	240,035	240,035
Loans held for sale	16,032	16,358	87,236	87,236
Loans, net	2,203,453	2,203,606	2,236,988	2,246,948
Federal Home Loan Bank stock	26,464	n/a	25,432	n/a
Accrued interest receivable	10,082	10,082	12,987	12,987
Liabilities:
Deposits:
Checking, savings and money market accounts	(660,675)	(660,675)	(704,644)	(704,644)
Certificates of deposit	(1,225,256)	(1,237,262)	(1,170,562)	(1,170,790)
Federal Home Loan Bank advances	(337,603)	(348,185)	(437,253)	(440,910)
Repurchase agreements and other	(125,269)	(138,862)	(149,533)	(152,827)
Advance payments by borrowers for taxes and insurance	(19,806)	(19,806)	(17,853)	(17,853)
Accrued interest payable	(3,077)	(3,077)	(7,837)	(7,837)

The Company has not considered market illiquidity in estimating the fair value of loans due to uncertain and inconsistent market pricing being experienced at December 31, 2008. It was not practical to determine the fair value of FHLB stock due to restrictions placed in its transferability.

20.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings	$83,676	$91,107	$83,724
Interest capitalized on borrowings	—	30	19
Income taxes	3,859	13,146	13,050
Supplemental schedule of noncash activities:
Loans transferred to held for sale	—	76,493	—
Transfers from loans to real estate owned	36,429	14,356	4,814

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31,
	2008	2007
	(In thousands)

Assets
Cash and deposits with banks	$3,060	$8,234
Federal funds sold and other	33	—

Total cash and cash equivalents	3,093	8,234
Securities:
Trading	—	312
Available for sale	809	2,064
Note receivable from ESOP	10,951	13,071
Subordinated note receivable from Home Savings	—	30,000
Investment in subsidiary-Home Savings	222,287	237,430
Investment in subsidiary-Butler Wick	3,174	15,944
Other assets	1,662	131

Total assets	$241,976	$307,186

Liabilities and Shareholders’ Equity
Repurchase agreements and other	$6,900	$36,300
Accrued interest payable	46	243
Accrued expenses and other liabilities	107	929

Total liabilities	7,053	37,472

Total shareholders’ equity	234,923	269,714

Total liabilities and shareholders’ equity	$241,976	$307,186

Condensed Statements of Income

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Income
Cash dividends from Home Savings	$—	$6,000	$30,000
Cash dividends from Butler Wick	14,700	3,000	—
Interest income	2,208	3,380	1,411
Non-interest income	(1,226)	31	60

Total income	15,682	12,411	31,471
Expenses
Interest expense	1,341	2,092	820
Non-interest expenses	1,980	2,419	1,405

Total expenses	3,321	4,511	2,225

Income before income taxes	12,361	7,900	29,246
Income tax benefit	(1,304)	(270)	(425)

Income before equity in undistributed net earnings of subsidiaries	13,665	8,170	29,671
Dividends in excess of earnings of subsidiary	(48,944)	(4,037)	(5,560)

Net income (loss)	$(35,279)	$4,133	$24,111

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Flows from Operating Activities
Net Income (loss)	$(35,279)	$4,133	$24,111
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of earnings of the subsidiaries	48,944	4,037	5,560
Security impairment charges	1,188	—	—
Decrease in trading securities	312	247	433
Decrease (increase) in interest receivable	—	18	(18)
(Increase) decrease in other assets	(1,752)	—	27
(Decrease) increase in accrued interest payable	(197)	142	50
Decrease in other liabilities	(763)	(64)	(712)

Net cash from operating activities	12,453	8,513	29,451

Cash Flows from Investing Activities
Purchases of:
Securities available for sale	—	—	(36)
Repayment of (investment in) subordinated debt issued by Home Savings	30,000	—	(30,000)
Equity investment in Home Savings	(16,250)	—	—
ESOP loan repayment	2,120	1,263	1,044
Net cash from investing activities	15,870	1,263	(28,992)

Cash Flows from Financing Activities
Cash dividends paid	(4,064)	(10,847)	(10,401)
Net (decrease) increase in borrowed funds	(29,400)	18,000	11,700
Purchase of treasury stock	—	(9,709)	(2,298)
Exercise of stock options	—	176	878
Net cash from financing activities	(33,464)	(2,380)	(121)

(Decrease) increase in cash and cash equivalents	(5,141)	7,396	338
Cash and cash equivalents, beginning of year	8,234	838	500

Cash and cash equivalents, end of year	$3,093	$8,234	$838

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	SEGMENT INFORMATION

United Community’s chief decision-makers monitor the revenue streams of the various Company products and services. The identifiable segments are not material, operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking services.

Discontinued operations are essentially the results of operations from Butler Wick Corp which were previously reported as a separate segment, investment services. Refer to Note 4 for a discussion on discontinued operations and its impact on segment reporting.

23.	EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 2,092,128 shares were anti-dilutive for the year ended December 31, 2008. Stock options for 734,353 shares were anti-dilutive for the years ended December 31, 2007 and 2006. Earnings per share for 2007 and 2006 have been adjusted to reflect a stock dividend declared in November 2008.

	2008	2007	2006
	(In thousands, except per share data)

Numerator:
Income (loss) from continuing operations	$(37,229)	$1,714	$22,963
Income from discontinued operations	1,950	2,419	1,148

Net income	$(35,279)	$4,133	$24,111

Denominator:
Weighted average common shares outstanding — basic	29,463	29,519	29,846
Dilutive effect of stock options	—	118	386

Weighted average common shares outstanding — dilutive	29,463	29,637	30,232

Basic earnings (loss) per share:
Basic earnings (loss) per common share — continuing operations	$(1.26)	$0.06	$0.77
Basic earnings per common share — discontinued operations	0.06	0.08	0.04
Basic earnings (loss) per common share	(1.20)	0.14	0.81

Dilutive earnings (loss) per share:
Dilutive earnings (loss) per common share — continuing operations	$(1.26)	$0.06	$0.76
Dilutive earnings per common share — discontinued operations	0.06	0.08	0.04
Dilutive earnings (loss) per common share	(1.20)	0.14	0.80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized quarterly data for each of the years indicated.

	Unaudited
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share data)

2008:
Interest income	$39,627	$38,202	$37,748	$36,601	$152,178
Interest expense	22,685	19,287	18,951	17,993	78,916

Net interest income	16,942	18,915	18,797	18,608	73,262
Provision for loan losses	2,466	3,248	8,995	10,620	25,329

Net interest income after provision for loan losses	14,476	15,667	9,802	7,988	47,933
Non-interest income	6,270	2,908	(2,375)	(1,019)	5,784
Non-interest expenses	14,964	15,161	49,516	14,545	94,186

Income (loss) before taxes and discontinued operations	5,782	3,414	(42,089)	(7,576)	(40,469)
Income tax expense (benefit)	2,018	1,110	(3,132)	(3,236)	(3,240)

Net income (loss) before discontinued operations	3,764	2,304	(38,957)	(4,340)	(37,229)
Discontinued operations
Net income of Butler Wick Corp., net of tax	279	425	403	843	1,950

Net income (loss)	$4,043	$2,729	$(38,554)	$(3,497)	$(35,279)

Earnings (loss) per share:
Basic earnings (loss) from continuing operations	$0.13	$0.08	$(1.32)	$(0.15)	$(1.26)
Basic earnings from discontinued operations	0.01	0.02	0.01	0.03	0.06
Basic earnings (loss)	0.14	0.10	(1.31)	(0.12)	(1.20)
Diluted earnings (loss) from continuing operations	0.13	0.08	(1.32)	(0.15)	(1.26)
Diluted earnings from discontinued operations	0.01	0.02	0.01	0.03	0.06
Diluted earnings (loss)	0.14	0.10	(1.31)	(0.12)	(1.20)

In the third quarter of 2008 the Company recognized an impairment charge related to goodwill that increased noninterest expense. Also in the third quarter, other-than-temporary impairment charges related to securities were taken that reduced noninterest income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Unaudited
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share data)

2007:
Interest income	$42,569	$41,696	$42,105	$42,445	$168,815
Interest expense	23,331	23,761	24,433	24,578	96,103

Net interest income	19,238	17,935	17,672	17,867	72,712
Provision for loan losses	2,325	2,744	5,363	18,318	28,750

Net interest income after provision for loan losses	16,913	15,191	12,309	(451)	43,962
Non-interest income	3,617	3,698	4,121	2,867	14,302
Non-interest expenses	14,088	13,760	13,462	14,330	55,640

Income (loss) before taxes and discontinued operations	6,442	5,129	2,968	(11,914)	2,625
Income tax expense (benefit)	2,298	1,864	983	(4,234)	910

Net income (loss) before discontinued operations	4,144	3,265	1,985	(7,680)	1,714
Discontinued operations
Net income of Butler Wick Corp., net of tax	525	665	598	631	2,419

Net income (loss)	$4,669	$3,930	$2,583	$(7,049)	$4,133

Earnings per share:
Basic earnings (loss) from continuing operations	$0.13	$0.12	$0.07	$(0.26)	$0.06
Basic earnings from discontinued operations	0.03	0.02	0.02	0.01	0.08
Basic earnings (loss)	0.16	0.14	0.09	(0.25)	0.14
Diluted earnings (loss) from continuing operations	0.13	0.12	0.07	(0.26)	0.06
Diluted earnings from discontinued operations	0.03	0.02	0.02	0.01	0.08
Diluted earnings (loss)	0.16	0.14	0.09	(0.25)	0.14

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

25.	PARTICIPATION IN THE U.S. TREASURY CAPITAL PURCHASE PROGRAM

On October 3, 2008, Congress passed the Emergency Stabilization Act of 2008 (“EESA”), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (“CPP”) , which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The Company applied for participation in the CPP in November 2008. In February 2009, the Company evaluated the decision to participate in the CPP and determined that it would be in the best interest of the Company to withdraw the application.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENTS

To the Shareholders and Board of Directors
United Community Financial Corp.
Youngstown, Ohio

We have audited the accompanying consolidated statements of financial condition of United Community Financial Corp. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of United Community Financial Corp.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Financial Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of United Community Financial Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009 expressed an unqualified opinion thereon.

/S/ Crowe Horwath LLP
Crowe Horwath LLP

Cleveland, Ohio
March 16, 2009

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of United Community’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that United Community maintained effective internal control over financial reporting as of December 31, 2008.

United Community’s independent registered public accounting firm has issued its report on the effectiveness of United Community’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

/S/ Douglas M. McKay	/S/ James R. Reske
Douglas M. McKay, Chief Executive Officer	James R. Reske, Chief Financial Officer
March 16, 2009	March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors
United Community Financial Corp.
Youngstown, Ohio

We have audited United Community Financial Corp.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Community Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal controls over financial reporting. Our responsibility is to express an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, United Community Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of United Community Financial Corp. as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 16, 2009 expressed an unqualified opinion on those consolidated financial statements.

/S/ Crowe Horwath LLP
Crowe Horwath LLP

Cleveland, Ohio
March 16, 2009

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

United Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2008, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of United Community’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2008 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Additionally, there were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”, both of which are contained in Item 8 of this Form 10-K and incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information contained in the Proxy Statement for the 2009 Annual Meeting of Shareholders of United Community (Proxy Statement), to be filed with the Securities and Exchange Commission (Commission) on or about March 26, 2009, under the captions “Election of Directors,” “Incumbent Directors,” “Board Meetings, Committees and Compensation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

United Community has adopted a code of ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of the code may be obtained free of charge upon written request to James R. Reske, Chief Financial Officer, United Community Financial Corp., 275 West Federal Street, Youngstown, Ohio 44503.

Item 11.	Executive Compensation

The information contained in the Proxy Statement under the captions “Compensation of Executive Officers,” “Compensation Committee Report” and “Compensation Discussion and Analysis,” is incorporated herein by reference.

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

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares and is to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. Further description of the 1999 Plan, RRP and 2007 Plan is included in Note 18 to the financial statements and incorporated herein by reference.

The following table shows, as of December 31, 2008, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the 2007 Plan, the 1999 Plan and the RRP, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance Under
	Number of Securities		Equity Compensation
	to be Issued Upon	Weighted-Average	Plans (Excluding
	Exercise of	Exercise Price of	Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))

Equity compensation plans approved by security holders	2,092,128	$9.08	2,103,053

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information contained in the Proxy Statement under the captions “Board Meetings, Committees and Compensation,” and “Compensation of Executive Officers — Related Person Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the Proxy Statement under the caption “Audit Fees” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Exhibits

(1) The Financial Statements are included in Item 8 to this Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)

3.1	Articles of Incorporation
3.2	Amended Code of Regulations
4	Agreement to Furnish Instruments
10	Material Contracts
11	Statement Regarding Computation of Per Share Earnings
20	Proxy Statement for 2009 Annual Meeting of Shareholders
21	Subsidiaries of Registrant
23	Crowe Horwath LLP Consent
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

/s/ Douglas M. McKay
Douglas M. McKay Chairman of the Board and
Chief Executive Officer
(Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

/s/ Douglas M. McKay	/s/ James R. Reske
Douglas M. McKay Chairman of the Board, Chief Executive Officer and Director	James R. Reske Treasurer and Chief Financial Officer Date: March 16, 2009
Date: March 16, 2009

/s/ Eugenia C. Atkinson	/s/ Richard J. Buoncore
Eugenia C. Atkinson	Richard J. Buoncore
Director	Director
Date: March 16, 2009	Date: March 16, 2009

/s/ Richard J Schiraldi	/s/ Clarence R. Smith
Richard J. Schiraldi	Clarence R. Smith
Director	Director
Date: March 16, 2009	Date: March 16, 2009

/s/ David C. Sweet	/s/ Donald J. Varner
David C. Sweet	Donald J. Varner
Director	Director
Date: March 16, 2009	Date: March 16, 2009

INDEX TO EXHIBITS

Exhibit
Number

3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) with the Securities and Exchange Commission (SEC), Exhibit 3.1
3.2	Amended Code of Regulations	Incorporated by reference to the 1998 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2
4	Agreement to furnish instruments and agreements defining rights of holders of long-term debt
10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1
10.2	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Douglas M. McKay dated December 31, 2004	Incorporated by reference to the 2004 10-K/A filed by United Community on May 2, 2005 via Edgar, film number 04666159 (2004 10K/A), Exhibit 10.2
10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack dated December 31, 2004	Incorporated by reference to the 2004 10-K/A, Exhibit 10.3
10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and James R. Reske dated May 19, 2008
10.5	Amendment to Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Douglas M. McKay dated January 1, 2009
10.6	Amendment to Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack dated January 1, 2009
10.7	Amendment to Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and James R. Reske dated January 1, 2009
10.8	Amended and Restated United Community 1999 Long -Term Incentive Plan
10.9	Amended and Restated United Community 2007 Long-Term Incentive Plan
10.10	Separation Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick A. Kelly dated January 27, 2009
10.11	Amendment to the United Community Financial Corp. Employee Stock Ownership Plan for the Pension Protection Act of 2006 and other guidance
10.12	Stock Purchase Agreement
10.13	OTS Orders	Incorporated by reference to the 8-K filed by United Community on August 3, 2008 via Edgar, film number 081011722 Exhibit 10.1

Exhibit
Number

10.14	Bank Orders	Incorporated by reference to the 8-K filed by United Community on August 3, 2008 via Edgar, film number 081011722 Exhibit 10.2
11	Statement Regarding Computation of Per Share Earnings	Incorporated by reference to Note 23 to the Financial Statements included in the Annual Report, Item 8
20	Proxy Statement for 2009 Annual Meeting of Shareholders	Incorporated by reference to the Proxy Statement, to be filed with the Securities and Exchange Commission on or about March 26, 2009
21	Subsidiaries of Registrant
23	Crowe Horwath LLP Consent
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer