Form 10-Q
period 2009-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2009-05-11
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,897,826 common shares as of April 30, 2009.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$20,059	$21,745
Federal funds sold and other	26,724	21,672

Total cash and cash equivalents	46,783	43,417

Securities:
Available for sale, at fair value	248,981	215,731
Loans held for sale	14,170	16,032
Loans, net of allowance for loan losses of $37,856 and $35,962, respectively	2,114,855	2,203,453
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	24,649	25,015
Accrued interest receivable	9,237	10,082
Real estate owned and other repossessed assets	30,430	29,258
Core deposit intangible	824	884
Cash surrender value of life insurance	25,337	25,090
Assets of discontinued operations—Butler Wick Corp.	—	5,562
Other assets	20,858	17,085

Total assets	$2,562,588	$2,618,073

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,722,746	$1,779,676
Non-interest bearing	112,769	106,255

Total deposits	1,835,515	1,885,931
Borrowed funds:
Federal Home Loan Bank advances	334,828	337,603
Repurchase agreements and other borrowings	119,401	125,269

Total borrowings	454,229	462,872
Advance payments by borrowers for taxes and insurance	14,067	19,806
Accrued interest payable	3,039	3,077
Liabilities of discontinued operations—Butler Wick Corp.	—	2,388
Accrued expenses and other liabilities	16,441	9,076

Total liabilities	2,323,291	2,383,150

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 30,897,825 shares outstanding	146,178	146,439
Retained earnings	168,717	165,447
Accumulated other comprehensive income	4,545	3,635
Unearned employee stock ownership plan shares	(7,188)	(7,643)
Treasury stock, at cost, 6,906,632 shares	(72,955)	(72,955)

Total shareholders’ equity	239,297	234,923

Total liabilities and shareholders’ equity	$2,562,588	$2,618,073

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands, except per share data)
Interest income
Loans	$31,067	$35,808
Loans held for sale	263	188
Securities:
Available for sale	2,770	3,241
Federal Home Loan Bank stock dividends	299	332
Other interest earning assets	29	58

Total interest income	34,428	39,627
Interest expense
Deposits	12,651	17,036
Federal Home Loan Bank advances	1,858	3,692
Repurchase agreements and other	1,190	1,957

Total interest expense	15,699	22,685

Net interest income	18,729	16,942
Provision for loan losses	8,444	2,466

Net interest income after provision for loan losses	10,285	14,476

Non-interest income
Non-deposit investment income	304	477
Service fees and other charges	1,512	1,765
Net gains (losses):
Securities available for sale	—	931
Other than temporary impairment charges on securities available for sale	(150)	—
Loans sold	1,140	2,184
Real estate owned and other repossessed assets sold	(1,138)	(140)
Other income	1,075	1,053

Total non-interest income	2,743	6,270

Non-interest expense
Salaries and employee benefits	8,023	9,050
Occupancy	984	947
Equipment and data processing	1,730	1,721
Franchise tax	592	580
Advertising	229	265
Amortization of core deposit intangible	60	78
Deposit insurance premiums	1,783	51
Professional fees	716	586
Real estate owned and other repossessed asset expenses	951	388
Other expenses	1,331	1,298

Total non-interest expenses	16,399	14,964

Income (loss) before income taxes and discontinued operations	(3,371)	5,782
Income taxes expense (benefit)	(1,692)	2,018

Net income (loss) before discontinued operations	(1,679)	3,764
Discontinued operations
Net income of Butler Wick Corp., net of tax	4,949	279

Net income	$3,270	$4,043

(Continued)

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Continued)

Comprehensive income (loss)	$4,180	$6,178
Earnings (loss) per share
Basic—continuing operations	$(0.06)	$0.13
Basic—discontinued operations	0.17	0.01
Basic	0.11	0.14
Diluted—continuing operations	(0.06)	0.13
Diluted—discontinued operations	0.17	0.01
Diluted	0.11	0.14
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Unearned
					Employee
				Accumulated	Stock
				Other	Ownership
	Shares	Common	Retained	Comprehensive	Plan	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Shares	Stock	Total
	(Dollars thousands, except per share data)
Balance December 31, 2008	30,898	$146,439	$165,447	$3,635	$(7,643)	$(72,955)	$234,923
Comprehensive income:
Net income	—	—	3,270	—	—	—	3,270
Change in net unrealized gain/(loss) on securities, net of taxes of $490	—	—	—	910	—	—	910

Comprehensive income	—	—	—	—	—	—	4,180
Shares allocated to ESOP participants	—	(261)	—	—	455	—	194

Balance March 31, 2009	30,898	$146,178	$168,717	$4,545	$(7,188)	$(72,955)	$239,297

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$3,270	$4,043
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	8,444	2,466
Net gains on loans	(1,140)	(2,184)
Net losses on real estate owned and other repossessed assets	1,138	140
Net gains on other assets	(21)	(905)
Other than temporary impairment of securities available for sale	150	—
Amortization of premiums and accretion of discounts	1,061	583
Depreciation and amortization	586	653
Federal Home Loan Bank stock dividends	—	(332)
Decrease in interest receivable	845	1,392
(Decrease) increase in interest payable	(38)	165
(Increase) decrease in prepaid and other assets	(4,150)	9,890
Increase (decrease) in other liabilities	2,436	(9,524)
Decrease in trading securities	—	(27)
Stock based compensation	—	306
Net principal disbursed on loans originated for sale	(134,445)	(64,005)
Proceeds from sale of loans originated for sale	137,447	140,158
ESOP Compensation	194	428
Operating cash flows from discontinued operations	(4,949)	(279)

Net cash from operating activities	10,828	82,968

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	10,011	18,268
Proceeds from sale of:
Securities available for sale	—	38,299
Real estate owned and other repossessed assets	3,085	3,654
Purchases of:
Securities available for sale	(42,050)	(115,672)
Net change in loans	76,035	39,381
Loans purchased	(1,476)	(24,066)
Purchases of premises and equipment	(190)	(220)
Investing cash flows from discontinued operations	11,921	(16)

Net cash from investing activities	57,336	(40,372)

Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	19,872	47,845
Net decrease in certificates of deposit	(70,288)	(47,082)
Net decrease in advance payments by borrowers for taxes and insurance	(5,739)	(4,962)
Proceeds from Federal Home Loan Bank advances	172,000	217,100
Repayment of Federal Home Loan Bank advances	(174,775)	(272,971)
Net change in repurchase agreements and other borrowed funds	(5,868)	19,324
Cash dividends paid	—	(2,709)

Net cash from financing activities	(64,798)	(43,455)

Change in cash and cash equivalents	3,366	(859)
Cash and cash equivalents, beginning of period	43,417	33,502

Cash and cash equivalents, end of period	$46,783	$32,643

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
The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, contained in United Community’s Form 10-K for the year ended December 31, 2008.
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
The Bank Order requires Home Savings, within specified timeframes, to take or refrain from certain actions, including: (i) retaining a bank consultant to assess Home Savings management needs and submitting a management plan that identifies officer positions needed, identifies and establishes board and internal operating committees, evaluates Home Savings’ senior officers, and provides for the hiring of any additional personnel; (ii) seeking regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extending additional credit to classified borrowers; (iv) establishing a compliant Allowance for Loan and Lease Loss methodology; (v) enhancing its risk management policies and procedures; (vi) adopting and implementing plans to reduce its classified assets and delinquent loans, and to reduce loan concentrations in nonowner-occupied commercial real estate and construction, land development, and land loans; (vii) establishing board of directors committees to evaluate and approve certain loans and oversee Home Savings’ compliance with the Bank Order; (viii) revising its loan policy and enhancing its underwriting and credit administration functions; (ix) developing a strategic plan and budget and profit plan; (x) correcting all violations of laws, rules, and regulations and implementing procedures to ensure future compliance; (xi) increasing its Tier 1 capital to 8% and its total risk based capital to 12% by December 31, 2008; and (xii) seeking regulatory approval prior to declaring or paying any cash dividend. At March 31, 2009, Home Savings’ Tier 1 capital was 8.33% and its total risk based capital was 12.48%. Because of the consent to the Bank Order, Home Savings is deemed ‘adequately capitalized’ for regulatory capital purposes.
United Community and Home Savings are moving toward compliance with the OTS Order and Bank Order. As part of its plan to improve capital, the Company may sell securities or other assets and restrict lending activities and invest the capital in Home Savings.

     3. DISCONTINUED OPERATIONS
On August 12, 1999, United Community acquired Butler Wick Corp. (Butler Wick), the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. On December 31, 2008, the Company completed the sale of Butler Wick & Co., Inc., to Stifel Financial Corp. for $12.0 million. On March 31, 2009, the Company completed the sale of Butler Wick Trust to Farmers National Banc Corp. for $12.1 million. As a result, Butler Wick has been reported as a discontinued operation and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation. Butler Wick’s results of operations summarized are as follows:

	For the Three Months
	Ended March 31,
	2009	2008
	(Dollars in thousands)
Income
Interest income	$32	$229
Brokerage commissions	—	6,101
Service fees and other charges	1,287	1,690
Underwriting and investment banking	—	29
Gain on the sale of Butler Wick Trust	7,904	—
Other income	—	27

Total income	9,223	8,076
Expenses
Interest expense on borrowings	—	69
Salaries and employee benefits	1,198	5,679
Occupancy expenses	68	388
Equipment and data processing	84	619
Other expenses	258	865

Total expenses	1,608	7,620

Income before taxes	7,615	456
Income tax	2,666	177

Net income	$4,949	$279

     4. RECENT ACCOUNTING DEVELOPMENTS
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this standard had no impact on United Community’s consolidated financial statements.

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
On April 25, 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the list of factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. FSP FAS 140-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP FAS 140-3 did not have a material impact to United Community’s consolidated financial statements.
On May 9, 2008, the FASB issued Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP APB 14-1 did not materially affect United Community’s consolidated financial statements.
On June 16, 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings Per Share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not materially affect United Community’s consolidated financial statements.
In October 2008, the FASB issued Staff Position 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active. The provisions of FSP 157-3 are effective on issuance, or October 10, 2008. FSP 157-3 clarifies the application of SFAS No. 157, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. Application issues addressed by the FSP include (a) how management’s internal assumptions should be considered when measuring fair value when relevant observable data do not exist, (b) how observable market information in a market that is not active should be considered when measuring fair value and (c) how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The adoption of FSP 157-3 did not materially affect United Community’s consolidated financial statements.
Recently issued and not yet effective Accounting Standards:
In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however does not expect the adoption to have a material effect on the results of operations or financial position.
In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.
In April 2009, the FASB issued Staff Position No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.
     5. STOCK COMPENSATION
On July 12, 1999, shareholders approved the United Community Financial Corp. 1999 Long-Term Incentive Plan (1999 Plan). The purpose of the 1999 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community.
The 1999 Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The incentive plan provides that option prices will not be less than the fair market value of the share at the grant date. The maximum number of common shares that may be issued under the plan is 3,569,766. There are currently 451,793 shares remaining in the plan that could be granted. All of the options awarded became exercisable on the date of grant. The option period expires 10 years from the date of grant.
On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were no stock-based incentive awards granted in the first quarter of 2009 and there were 243,721 stock options granted in 2008 under the 2007 Plan. All of the options awarded became exercisable on the date of grant. The option period expires 10 years from the date of grant.
A summary of activity in the plans is as follows:

	For the three months ended March 31, 2009
			Aggregate
		Weighted	intrinsic
		average	value (in
	Shares	exercise price	thousands)

Outstanding at beginning of year	2,092,128	$9.08
Granted	—	—
Exercised	—	—
Forfeited	(178,113)	9.10

Outstanding at end of period	1,914,015	$9.08	$—

Options exercisable at end of period	1,914,015	$9.08	$—

Information related to the stock option plan during the year follows (dollars in thousands, except per share amount):

March 31,
2009

Intrinsic value of options exercised	$—
Cash received from option exercises	—
Tax benefit realized from option exercises	—
Weighted average fair value of options granted, per share	—

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
Outstanding stock options have a weighted average remaining life of 4.47 years and may be exercised in the range of $5.89 to $12.38.
         6. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	March 31, 2009			December 31, 2008
	(Dollars in thousands)
		Gross	Gross		Gross	Gross
	Fair	Unrealized	Unrealized	Fair	Unrealized	Unrealized
	Value	Gains	Losses	Value	Gains	Losses
U.S. Treasury and government sponsored entities’ securities	$37,295	$897	$(15)	$27,170	$865	$—
Equity securities	719	73	(455)	910	70	(411)
Mortgage-related securities	210,967	6,091	(119)	187,651	4,527	(107)

Total	$248,981	$7,061	$(589)	$215,731	$5,462	$(518)

Home Savings holds in its available-for-sale securities portfolio a Fannie Mae auction rate pass through trust security with an original cost basis of $5.0 million. This security represents an interest in a trust that is collateralized with Fannie Mae non-cumulative preferred stock. The market value of the security held by the Company declined following the September 7, 2008 announcement of the appointment of a conservator for Fannie Mae. Because the effects of the conservatorship may trigger the redemption provisions of the trust, UCFC management determined it was necessary for the Company to recognize a write-down of $4.9 million in 2008 and an additional write-down of $26,000 in the first quarter of 2009. Also, a write-down of the Company’s equity investment in the common shares of three financial institutions of $1.2 million was recognized in 2008. The Company determined that in the first quarter of 2009, further deterioration of the investment in one of those financial institutions caused the need to recognize an additional loss of $124,000. The cause of the deterioration was a result of recent regulatory enforcement actions imposed on that institution by its regulatory authorities.
Securities pledged for public funds deposits were approximately $2.1 million at March 31, 2009, and $2.1 million at December 31, 2008. Securities sold under an agreement to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $136.3 million at March 31, 2009, and $131.5 million at December 31, 2008.
United Community had no securities classified as trading as of March 31, 2009 and December 31, 2008.

        7. LOANS
Portfolio loans consist of the following:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$888,948	$909,567
Multifamily residential	168,432	187,711
Nonresidential	381,263	375,463
Land	22,968	23,517
Construction:
One- to four-family residential	233,708	255,355
Multifamily and non-residential	33,992	35,797

Total real estate	1,729,311	1,787,410
Consumer	331,853	348,834
Commercial	90,089	101,489

Total loans	2,151,253	2,237,733
Less:
Allowance for loan losses	37,856	35,962
Deferred loan fees, net	(1,458)	(1,682)

Total	36,398	34,280

Loans, net	$2,114,855	$2,203,453

Changes in the allowance for loan loss are as follows:

	As of or for the
	Three Months	As of or for the
	Ended	Year Ended
	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$35,962	$32,006
Provision for loan losses	8,444	25,329
Amounts charged off	(6,691)	(22,088)
Recoveries	141	715

Balance, end of period	$37,856	$35,962

Non-accrual loans were $101.6 million and $98.3 million at March 31, 2009, and December 31, 2008, respectively. Restructured loans were $2.7 million at March 31, 2009 and $1.8 million at December 31, 2008. Loans greater than 90 days past due and still accruing interest were $607,000 and $6.6 million at March 31, 2009 and December 31, 2008, respectively.

Impaired loans consist of the following:

	As of or for the	As of or for
	Three	the Year
	Months Ended	Ended
	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$48,407	$43,256
Impaired loans on which a specific valuation allowance was provided	46,433	43,992

Total impaired loans at period-end	$94,840	$87,248

Specific valuation allowances on impaired loans at period-end	$10,999	$10,968
Average impaired loans during the period	90,326	85,812
Interest income recognized on impaired loans during the period	135	513
Interest income received on impaired loans during the period	135	513
     8. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $942.4 million at March 31, 2009, and $921.0 million at December 31, 2008.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	As of or for the
	Three Months	As of or for the
	Ended	Year Ended
	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$5,562	$6,184
Originations	831	1,337
Amortized to expense	(710)	(1,959)

Balance, end of period	5,683	5,562
Less valuation allowance	(2,165)	(2,233)

Net balance	$3,518	$3,329

Activity in the valuation allowance for mortgage servicing rights was as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$(2,233)	$(562)
Impairment charges	—	(2,233)
Recoveries	68	562

Balance, end of period	$(2,165)	$(2,233)

Fair value of mortgage servicing rights as of March 31, 2009 was approximately $4.4 million and at December 31, 2008 was $3.9 million.

Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2009 and December 31, 2008 were as follows:

	March 31,		December 31,
	2009		2008
Weighted average prepayment rate	621	PSA	644	PSA
Weighted average life (in years)	3.40		3.34
Weighted average discount rate	8%		8%
     9. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Real estate owned and other repossessed assets at March 31, 2009 and December 31, 2008 were as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Real estate owned and other repossessed assets	$33,319	$32,012
Valuation allowance	(2,889)	(2,754)

End of year	$30,430	$29,258

Activity in the valuation allowance was as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Beginning of year	$2,754	$—
Additions charged to expense	713	3,753
Direct write-downs	(578)	(999)

End of year	$2,889	$2,754

Expenses related to foreclosed and repossessed assets include:

	For the three months ended
	March 31,
	2009	2008
	(Dollars in thousands)
Net loss on sales	$425	$95
Provision for unrealized losses	713	45
Operating expenses, net of rental income	951	388

Total expenses	$2,089	$528

     10. OTHER POSTRETIREMENT BENEFIT PLANS
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
Components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Service cost	$—	$—
Interest cost	47	48
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Net amortization of actuarial gain	(4)	(3)

Net periodic benefit cost	$43	$45

Assumptions used in the valuations were as follows:
Weighted average discount rate	6.00%	6.00%
     11. FAIR VALUE MEASUREMENT
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
The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2009 Using:
Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	March 31,	Assets	Observable	Inputs
	2009	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Available for sale securities	$248,981	$644	$248,337	$—

Fair Value Measurements at December 31, 2008 Using:
Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	December 31,	Assets	Observable	Inputs
	2008	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Available for sale securities	$215,731	$809	$214,922	$—
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	March 31,	Assets	Observable	Inputs
	2009	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Impaired loans	$35,434	—	—	$35,434
Mortgage servicing assets	3,518	—	3,518	—
Foreclosed assets	11,353	—	—	11,353

		Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	December 31,	Assets	Observable	Inputs
	2008	(Level 1)	Inputs (Level 2)	(Level 3)

Assets:
Impaired loans	$33,024	—	—	$33,024
Mortgage servicing rights	2,421	—	2,421	—
Impaired loans, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $46.4 million at March 31, 2009, with a valuation allowance of $11.0 million, resulting in additional provision for loan losses of $31,000 during the period.
Mortgage servicing rights had a carrying amount of $4.6 million with a valuation allowance of $2.2 million, and are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.
Foreclosed assets, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a carrying amount of $14.8 million, with a valuation allowance of $2.9 million.

     12. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	March 31, 2009	March 31, 2008
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$15,738	$22,589
Interest capitalized on borrowings	—	—
Income taxes	—	—
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	5,395	3,274
     13. SEGMENT INFORMATION
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
Discontinued operations are essentially the results of operations from Butler Wick Corp which were previously reported as a separate segment, investment services. Refer to Note 3 for a discussion on discontinued operations and its impact on segment reporting.
     14. EARNINGS PER SHARE
Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 1,687,388 shares were anti-dilutive for the three months ended March 31, 2009. Stock options for 2,344,914 shares were anti-dilutive for the three months ended March 31, 2008. Earnings per share for 2008 have been adjusted to reflect a stock dividend declared in November 2008.

	Three Months Ended
	March 31,
	2009	2008
Numerator:
Income (loss) from continuing operations	$(1,679)	$3,764
Income from discontinued operations	4,949	279

Net income	$3,270	$4,043

Denominator:
Weighted average common shares outstanding—basic	29,632	29,349
Dilutive effect of stock options	—	—

Weighted average common shares outstanding—dilutive	29,632	29,349

Basic earnings (loss) per share:
Basic earnings (loss) per common share—continuing operations	$(0.06)	$0.13
Basic earnings per common share—discontinued operations	0.17	0.01
Basic earnings (loss) per common share	0.11	0.14

Dilutive earnings (loss) per share:
Dilutive earnings (loss) per common share—continuing operations	(0.06)	0.13
Dilutive earnings per common share—discontinued operations	0.17	0.01
Dilutive earnings (loss) per common share	0.11	0.14

     15. BROKERED CERTIFICATES OF DEPOSIT
Brokered deposits represent funds which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit without prior consent of the FDIC and Ohio Division. Home Savings had brokered deposits of $92.1 million with a weighted average rate of 4.07% at March 31, 2009. Home Savings had brokered deposits of $145.2 million with a weighted average rate of 3.77% at December 31, 2008.
     16. OTHER COMPREHENSIVE INCOME
Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of losses on sales of securities and impairment charges $150,000 at March 31, 2009, and $4.2 million at December 31, 2008.
Other comprehensive income (loss) components and related tax effects are as follows:

	March 31,	March 31,
	2009	2008
	(Dollars in thousands)
Unrealized holding gain on securities available for sale	$1,250	$4,216
Changes in net gains on postretirement benefit plan	—	—
Reclassification adjustment for losses (gains) realized in income	150	(931)

Net unrealized gains	1,400	3,285
Tax effect (35%)	490	1,150

Net of tax amount	$910	$2,135

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	March 31,
	2008	Change	2009

Unrealized gains on securities available for sale	$3,297	$910	$4,207
Unrealized gains on post-retirement benefits	338	—	338

Total	$3,635	$910	$4,545

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

	As of March 31, 2009
			Minimum		To Be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$240,930	12.48%	$154,498	8.00%	$193,122	10.00%
Tier 1 capital to risk-weighted assets	216,620	11.22	*	*	115,873	6.00
Tier 1 capital to average total assets	216,620	8.33	104,030	4.00	130,038	5.00
Tangible capital to adjusted total assets	216,620	8.33	39,011	1.50	*	*

	As of December 31, 2008
			Minimum		To Be Well Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$242,944	12.06%	$161,163	8.00%	$201,454	10.00%
Tier 1 capital to risk-weighted assets	217,630	10.80	*	*	120,872	6.00
Tier 1 capital to average total assets	217,630	8.20	106,180	4.00	132,724	5.00
Tangible capital to adjusted total assets	217,630	8.20	39,817	1.50	*	*

*Ratio is not required under regulations.
As of March 31, 2009 and December 31, 2008, the FDIC and OTS, respectively, categorized Home Savings as adequately capitalized pursuant to the Bank Order and OTS Order discussed in Note 2. The Bank Order provided for Home Savings to increase its Tier 1 leverage ratio to 8.0% and total risk-based capital ratio to 12.0% by December 31, 2008 and to maintain those minimums going forward. As depicted in the table above, Home Savings continues to exceed this requirement.
Management believes, as of March 31, 2009, that Home Savings meets all capital requirements to which it is subject, inclusive of the Bank Order. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements. Refer to Note 2 of the Consolidated Financial Statements for a complete discussion of the limitations of the regulatory enforcement actions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three
	Months Ended
	March 31,
	2009	2008
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	0.50%	0.59%
Return on average equity (3)	5.30%	5.72%
Interest rate spread (4)	2.74%	2.21%
Net interest margin (5)	3.04%	2.61%
Non-interest expense to average assets	2.51%	2.17%
Efficiency ratio (6)	71.85%	66.39%
Average interest-earning assets to average interest-bearing liabilities	111.51%	111.59%
Capital ratios:
Average equity to average assets	9.45%	10.25%
Equity to assets, end of period	9.34%	10.01%
Tier 1 leverage ratio	8.33%	7.67%
Tier 1 risk-based capital ratio	11.22%	9.83%
Total risk-based capital ratio	12.48%	12.51%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	4.96%	4.71%
Non-performing assets to average assets (8)	5.19%	4.15%
Allowance for loan losses as a percent of loans	1.76%	1.48%
Allowance for loan losses as a percent of nonperforming loans (7)	36.09%	31.79%
Office data:
Number of full service banking offices	39	39
Number of loan production offices	6	6
Per share data:
Basic earnings (loss) from continuing operations (9)	$(0.06)	$0.13
Basic earnings from discontinued operations (9)	0.17	0.01
Basic earnings (loss) (9)	0.11	0.14
Diluted earnings (loss) from continuing operations (9)	(0.06)	0.13
Diluted earnings from discontinued operations (9)	0.17	0.01
Diluted earnings (loss) (9)	0.11	0.14
Book value (10)	7.74	7.96
Tangible book value (11)	7.72	9.12

(1)	Ratios for the three month periods are annualized where appropriate. Ratios for the period ending March 31, 2008 have been revised to reflect the impact of discontinued operations.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities, other than temporary impairment charges and other.

(7)	Nonperforming loans consist of nonaccrual loans, loans past due ninety days and still accruing, and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans, real estate acquired in the settlement of loans and other repossessed assets.

(9)	Net income divided by average number of basic or diluted shares outstanding.

(10)	Shareholders’ equity divided by number of shares outstanding.

(11)	Historical per share dividends declared and paid for the period divided by the diluted earnings per share for the period

(12)	Market value divided by book value.

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
Comparison of Financial Condition at March 31, 2009 and December 31, 2008
Total assets decreased $55.5 million to $2.6 billion at March 31, 2009, compared to December 31, 2008. Contributing to the change were decreases in net loans of $88.6 million, loans held for sale of $1.9 million, and assets of discontinued operations of $5.1 million. These decreases were offset partially by increases in cash and cash equivalents of $3.4 million, securities available for sale of $33.3 million, real estate owned and other repossessed assets of $1.2 million and other assets of $3.3 million.
Cash and cash equivalents increased $3.4 million to $46.8 million at March 31, 2009, compared to $43.4 million at December 31, 2008. This change is primarily the result of an increase in checks awaiting deposit at the Federal Reserve and cash maintained in Home Savings’ account at the Federal Reserve due to the sale of Butler Wick Trust. These increases were partially offset by a decrease in cash maintained by Home Savings’ branch locations.
Available for sale securities increased $33.3 million, or 15.4%, from December 31, 2008, to March 31, 2009. Home Savings purchased $42.0 million in securities during the first three months of 2009. These purchases were made primarily to replace the paydowns and maturities that occurred within the portfolio. These purchases were partially offset by paydowns and maturities of $10.0 million at Home Savings and other than temporary impairment charges of $150,000 at United Community. The remaining difference is a result of changes in the market valuation of the portfolio, net of any amortization or accretion.
Net loans decreased $88.6 million from December 31, 2008, to March 31, 2009. Real estate loans decreased $58.1 million, consumer loans decreased $17.0 million, and commercial loans decreased $11.4 million. The overall decrease in loans is attributable primarily to the strategic objective of reducing exposure to commercial real estate and construction lending. Furthermore, due to a much lower interest rate environment, refinance activity has accelerated. The result of this acceleration was a decline in the portfolio of one-to four-family loans as existing loans in the portfolio are refinanced and a majority of the newly originated loans are sold into the secondary market.
The allowance for loan losses increased to $37.9 million, or 1.76% of the net loan portfolio and 36.1% of nonperforming loans as of March 31, 2009, from $36.0 million or 1.61% of the net loan portfolio and 33.71% of nonperforming loans as of December 31, 2008. Provision totaling $8.4 million during the three months ended March 31, 2009 were partially offset by charge-offs totaling $6.7 million. The allowance for loan losses is a valuation allowance for probable credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required based on an analysis using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, general economic conditions in the market area and other factors. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers pools of loans and is based on historical loss experience adjusted for current factors, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.
The general component of the allowance covers pools of loans not reviewed specifically by management that are evaluated as a homogeneous group of loans (e.g., performing single-family residential mortgage loans and all consumer credit except marine loans) using a historical charge-off experience ratio applied to each pool of loans. The historical charge-off experience ratio considers historical loss rates adjusted for certain environmental factors.

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31,				March 31,
	2008	Provision	Recovery	Chargeoff	2009
Real Estate Loans
Permanent
One-to four-family residential	$4,986	$957	$2	$(1,098)	$4,847
Multifamily residential	2,344	578	3	(1,384)	1,541
Nonresidential	4,870	1,333	1	(653)	5,551
Land	585	50	—	—	635

Total	12,785	2,918	6	(3,135)	12,574

Construction Loans
One-to four-family residential	10,620	3,814	4	(1,554)	12,884
Multifamily and nonresidential	722	(15)	—	—	707

Total	11,342	3,799	4	(1,554)	13,591

Consumer Loans
Home Equity	1,386	503	—	(362)	1,527
Auto	242	30	5	(64)	213
Marine	1,504	125	4	(6)	1,627
Recreational vehicle	1,425	548	22	(559)	1,436
Other	313	88	100	(218)	283

Total	4,870	1,294	131	(1,209)	5,086

Commercial Loans
Secured	3,355	(340)	—	(212)	2,803
Unsecured	3,610	773	—	(581)	3,802

Total	6,965	433	—	(793)	6,605

Total	$35,962	$8,444	$141	$(6,691)	$37,856

Nonperforming loans consist of loans past due 90 days or more, loans past due less than 90 days that are on nonaccrual status, and restructured loans. Nonperforming loans were $104.9 million, or 4.96% of net loans, at March 31, 2009, compared to $106.7 million, or 4.84% of net loans, at December 31, 2008. The schedule below summarizes the change in nonperforming loans for the first three months of 2009.

Nonperforming Loans
(Dollars in thousands)
	March 31,	December 31,
	2009	2008	Change
Real Estate Loans
Permanent
One-to four-family residential	$24,409	$21,669	$2,740
Multifamily residential	5,747	8,724	(2,977)
Nonresidential	13,191	15,246	(2,055)
Land	5,179	4,840	339

Total	48,526	50,479	(1,953)

Construction Loans
One-to four-family residential	42,232	43,167	(935)
Multifamily and nonresidential	789	816	(27)

Total	43,021	43,983	(962)

Consumer Loans
Home Equity	2,654	2,312	342
Auto	138	154	(16)
Marine	2,612	2,614	(2)
Recreational vehicle	939	756	183
Other	32	33	(1)

Total	6,375	5,869	506

Commercial Loans
Secured	3,331	3,496	(165)
Unsecured	924	1,057	(133)

Total	4,255	4,553	(298)

Restructured Loans	2,726	1,797	929

Total Nonperforming Loans	$104,903	$106,681	$(1,778)

The $2.7 million increase in nonperforming loans secured by one-to four-family properties was primarily a result of the overall increase in the number of loans becoming 90 or more days past due. The decrease in nonperforming multifamily residential, nonresidential real estate and construction loans was primarily the result of Home Savings taking into possession property in Michigan and Northeast Ohio in the first quarter of 2009.
A loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and the loan is non-homogeneous in nature. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. As shown in the following table, the largest component of $7.6 million increase in impaired loans is a result of one-to four-family loans increasing $6.1 million.

Impaired Loans
(Dollars in thousands
	March 31,	December 31,
	2009	2008	Change
Real Estate Loans
Permanent
One-to four-family residential	$18,784	$12,675	$6,109
Multifamily residential	5,747	8,724	(2,977)
Nonresidential	13,047	14,855	(1,808)
Land	5,180	4,757	423

Total	42,758	41,011	1,747

Construction Loans
One-to four-family residential	42,232	36,903	5,329
Multifamily and nonresidential	789	816	(27)

Total	43,021	37,719	5,302

Consumer Loans
Home Equity	1,819	1,657	162
Auto	14	—	14
Boat	2,612	2,614	(2)
Recreational vehicle	361	—	361
Other	—	—	—

Total	4,806	4,271	535

Commercial Loans
Secured	3,416	3,496	(80)
Unsecured	839	751	88

Total	4,255	4,247	8

Total Impaired Loans	$94,840	$87,248	$7,592

Other nonperforming assets, consisting of real estate and other consumer property acquired in the settlement of loans, totaled $30.4 million at March 31, 2009, compared to $29.3 million at December 31, 2008. The $1.2 million increase is primarily attributable to the acquisition of properties having an estimated market value of $1.8 million that collateralized commercial construction loans primarily in the central Ohio market area, one property with an estimated market value of $1.7 million that secured a commercial real estate loan in Michigan and four properties with an estimated value of $386,000 that secured four commercial real estate loans in northern Ohio. Home Savings disposed of property with a value of $2.8 million in the first quarter of 2009, partially offsetting the increase. Other consumer property, such as boats, recreational vehicles, and automobiles that were received by Home Savings in the satisfaction of loans, makes up the remainder of the change.
Loans held for sale decreased $1.9 million, or 11.6%, to $14.2 million at March 31, 2009, compared to $16.0 million at December 31, 2008. The change in loans held for sale was due largely to the increase in volume of loan originations during the period because of the lower interest rate environment. Home Savings sells newly originated loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.
Federal Home Loan Bank stock remained at $26.4 million at March 31, 2009, compared to December 31, 2008. During the first quarter of 2009, the Federal Home Loan Bank paid a cash dividend in lieu of a stock dividend to its member banks.
Home Savings maintains a contra account for uncollected interest for loans on non-accrual status that represents the reduction in interest income from the time the borrower stopped making payments until the loan is repaid, charged off or the default is cured and performance resumes. The increases in these reserves, from $14.8 million at December 31, 2008, to $15.6 million at March 31, 2009, and the impact of the reduction in loan balances mentioned above, were the primary reasons that accrued interest receivable decreased $845,000 to $9.2 million at March 31, 2009, compared to $10.1 million at December 31, 2008.
Other assets increased $3.8 million to $20.9 million at March 31, 2009, compared to $17.1 million at December 31, 2008. Home Savings had increases in deferred federal income taxes of $296,000 related to the market valuation of available for sale securities, prepaid Ohio franchise tax of $959,000, and current federal income tax benefit of $1.7 million. These increases were offset by cash due on payments of mortgage-backed securities of $1.4 million and $190,000 in deferred mortgage servicing rights.
Total deposits decreased $50.4 million to $1.8 billion at March 31, 2009, compared to $1.9 billion at December 31, 2008. This change was due primarily to a decrease of $52.9 million in brokered certificates of deposit and a $17.4 million decrease in retail certificates of deposit offset by a $17.0 million increase in savings accounts and a $2.8 million increase in money market accounts and other demand deposit accounts. To supplement its funding needs, United Community began obtaining brokered certificates of deposit in 2007. Such deposits have maturities ranging from six months to two years. The total balance of brokered certificates of deposit was $92.1 million at March 31, 2009 and $145.0 million at December 31, 2008. Home Savings cannot obtain additional brokered certificates of deposit without the approval of the FDIC.
Federal Home Loan Bank advances decreased $2.8 million during the first three months of 2009, reflecting an increase in overnight advances of $17.4 million and a decrease in term advances of $20.2 million. Home Savings had approximately $230.8 million in unused borrowing capacity at the FHLB at March 31, 2009. Repurchase agreements and other borrowed funds, including United Community’s line of credit with JP Morgan Chase Bank, N.A. (JP Morgan Chase), decreased $5.9 million to $119.4 million at March 31, 2009 from $125.3 million at December 31, 2008. United Community’s line of credit with JP Morgan Chase was paid in full with proceeds from the sale of Butler Wick Trust on March 31, 2009.
Advance payments by borrowers for taxes and insurance decreased $5.7 million during the first three months of 2009. Payments for real estate taxes and property insurance made on behalf of customers of Home Savings account for $3.5 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $2.2 million.
Accrued expenses and other liabilities increased $7.3 million, to $16.4 million at March 31, 2009 from $9.1 million at December 31, 2008. United Community had an increase in accrued liabilities for taxes related to the net income and sale of Butler Wick Trust in the first quarter of 2009 aggregating $4.3 million. Home Savings had an increase in deferred income taxes related to the valuation of the securities available for sale portfolio of $550,000 along with an increase in accrued payroll and related expenses of $731,000.
Shareholders’ equity increased $4.4 million to $239.3 million at March 31, 2009, from $234.9 million at December 31, 2008. An after-tax gain of $4.7 million from the sale of Butler Wick Trust and net operating income of $238,000 for the first three months of 2008 from Butler Wick were partially offset by a $1.2 million net loss recognized by Home Savings. An increase in other comprehensive income resulting from changes in available for sale securities, net of tax, of $910,000 also contributed to the increase.
Comparison of Operating Results for the Three Months Ended
March 31, 2009 and March 31, 2008
Net Income. United Community recognized net income for the three months ended March 31, 2009, of $3.3 million, or $0.11 per diluted share, compared to net income of $4.0 million, or $0.14 per share, for the three months ended March 31, 2008. Compared with the first quarter of 2008, net interest income increased $1.8 million, the provision for loan losses increased $6.0 million, non-interest income decreased $3.5 million, and non-interest expense increased $1.4 million. United Community’s annualized return on average assets and return on average equity were 0.50% and 5.30%, respectively, for the three months ended March 31, 2009. The annualized return on average assets and return on average equity for the comparable period in 2008 were 0.59% and 5.72%, respectively.
Net Interest Income. Net interest income for the three months ended March 31, 2009, was $18.7 million compared to $16.9 million for the same period last year. Both interest income and interest expense decreased with a smaller decline in interest income. Interest income decreased $5.2 million in the first quarter of 2009 compared to the first quarter of 2008. The change in interest income was due primarily to decreases in interest earned on net loans. Home Savings had a decrease in the average balance of net loans of $116.2 million and a reduction of 54 basis points in the rate earned on those loans during the first quarter of 2009 as compared to the same quarter in 2008. Also contributing to the change in interest income was a decrease in interest earned on available for sale securities, as the average balance of those assets declined by $23.8 million and the yield earned on those securities decreased 30 basis points.
Total interest expense decreased $7.0 million for the quarter ended March 31, 2009, as compared to the same quarter last year. The change was due primarily to a reduction of $4.4 million in interest paid on deposits, $1.8 million in interest paid on Federal Home

Loan Bank advances and interest paid on repurchase agreements and other borrowings of $767,000. The overall decrease in interest expense is attributable to a decline in the average balances of interest bearing checking accounts of $57.8 million as well as a reduction of 155 basis points on those liabilities. Furthermore, Home Savings experienced a decline in the cost of certificates of deposit of 91 basis points despite an increase in the average balance of those deposits of $6.8 million. These declines were offset partially by an increase in the average balance of savings accounts of $12.1 million along with an increase in the cost of those deposits of 10 basis points.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $39.2 million, as well as a rate decrease on those borrowings of 167 basis points in the first quarter compared to the same quarter in 2008. The rate on short term advances from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to drop the Federal Funds rate over the past year. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the average balances of $34.9 million and a decline in the rate paid on these alternative borrowings of 109 basis points.
The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended March 31, 2009, grew to 2.74% compared to 2.21% for the quarter ended March 31, 2008. The net interest margin increased 43 basis points to 3.04% for the three months ended March 31, 2009 compared to 2.61% for the same quarter in 2008.

	For the Three Months Ended March 31,
	2009 vs. 2008
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(2,971)	$(1,770)	$(4,741)
Loans held for sale	(21)	96	75
Investment securities:
Available for sale	(188)	(283)	(471)
Federal Home Loan Bank stock	(47)	14	(33)
Other interest earning assets	(38)	9	(29)

Total interest earning assets	$(3,265)	$(1,934)	$(5,199)

Interest bearing liabilities:
Savings accounts	49	13	62
Checking accounts	(1,492)	(364)	(1,856)
Certificates of deposit	(2,671)	80	(2,591)
Federal Home Loan Bank advances	(1,493)	(341)	(1,834)
Repurchase agreements and other	(386)	(381)	(767)

Total interest bearing liabilities	$(5,993)	$(993)	(6,986)

Change in net interest income			$1,787

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $6.0 million, to $8.4 million for the three months ended March 31, 2009, compared to $2.5 million for the same period in 2008. The $8.4 million provision was primarily the result of the recurring assessments of the portfolio.
Non-interest Income. Non-interest income decreased $3.5 million to $2.7 million for the three months ended March 31, 2009, from $6.3 million for the three months ended March 31, 2008, primarily as a result of fewer gains recognized on the sale of loans, no sales or gains recognized on available for sale securities, higher losses attributable to real estate owned and other repossessed assets acquired in the settlement of loans and the additional write down of $26,000 for the Company’s Fannie Mae auction rate pass through trust security and the write down of $124,000 on equity securities owned by United Community.

Non-interest Expense. Total non-interest expense increased $1.4 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. The increase is due primarily to increased Federal Deposit Insurance premiums of $1.8 million, due largely to the enforcement actions of the OTS, the FDIC, and the Ohio Division. Contributing to the increase in non-interest expenses were expenses required to maintain real estate owned and other repossessed assets during the first quarter of 2009 as compared to the first quarter of 2008. Federal Deposit Insurance premiums are expected to aggregate $9.3 million throughout the remainder of 2009, based in part of the enforcement actions and recent legislation. Expenses to maintain other real estate owned are expected to remain high through the rest of 2009 due to the increase in the number of properties acquired by Home Savings in resolving nonperforming loans, as well as legal expenses and other collection expenses associated with Home Savings’ nonperforming loans.
Discontinued Operations. Net income recognized on the discontinued operations of Butler Wick increased $4.7 million from $279,000 at March 31, 2008 to $4.9 million at March 31, 2009. The primary cause of the change is the gain recognized on the sale of Butler Wick Trust in the first quarter of 2009. Butler Wick also earned fewer commissions and service fees and incurred lower salary and employee benefit expenses due to the sale of Butler Wick and Co., Inc. Refer to Note 3 for a further discussion of discontinued operations.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended March 31, 2009 and 2008. Average balance calculations were based on daily balances.

	Three Months Ended March 31,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars In thousands)
Interest-earning assets:
Net loans (1)	$2,158,931	$31,067	5.76%	$2,275,133	$35,808	6.30%

Net loans held for sale	24,172	263	4.35%	15,014	188	5.01%
Investment securities:
Trading	—	—	—%	312	—	—%
Available for sale	239,656	2,770	4.62%	263,500	3,241	4.92%
Federal Home Loan Bank stock	26,464	299	4.52%	25,436	332	5.22%
Other interest-earning assets	18,927	29	0.61%	16,659	58	1.37%

Total interest-earning assets	2,468,150	34,428	5.58%	2,596,054	39,627	6.11%
Noninterest-earning assets	137,183			143,220
Assets of discontinued operations	4,468			20,540

Total assets	$2,609,801			$2,759,814

Interest-bearing liabilities:
Checking accounts	$375,113	$1,202	1.28%	$432,893	$3,058	2.83%
Savings accounts	187,566	245	0.52%	175,442	183	0.42%
Certificates of deposit	1,176,028	11,204	3.81%	1,169,251	13,795	4.72%
Federal Home Loan Bank advances	350,427	1,858	2.12%	389,582	3,692	3.79%
Repurchase agreements and other	124,306	1,190	3.83%	159,159	1,957	4.92%

Total interest-bearing liabilities	2,213,440	15,699	2.84%	2,326,327	22,685	3.90%

Noninterest-bearing liabilities	147,172			146,241
Liabilities of discontinued operations	2,449			4,494

Total liabilities	2,363,061			2,477,062
Equity	246,740			282,752

Total liabilities and equity	$2,609,801			$2,759,814

Net interest income and interest rate spread		$18,729	2.74%		$16,942	2.21%

Net interest margin			3.04%			2.61%
Average interest-earning assets to average interest-bearing liabilities			111.51%			111.59%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. Due to the current low level of treasury rates, values for a decline in rates of 100, 200 and 300 basis points are not calculated for the quarter ended March 31, 2009. As noted, for the quarter ended March 31, 2009, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter ended March 31, 2009
NPV as % of portfolio value of assets				Next 12 months net interest income
				(Dollars in thousands)
Change					Internal policy
in rates		Internal policy			limitations on
(Basis		limitations as to			maximum
points)	NPV Ratio	minimum %	Change in %	$ Change	change	% Change

+300	7.59%	5.00%	(1.48)%	$(2,366)	(15.00)%	(2.98)%
+200	8.65	6.00	(0.42)	(953)	(10.00)	(1.20)
+100	9.30	6.00	023	65	(5.00)	0.08
Static	9.07	7.00	—	—	—	—

Year Ended December 31, 2008
NPV as % of portfolio value of assets				Next 12 months net interest income

				(Dollars in thousands)
Change
in rates
(Basis		Internal policy			Internal policy
points)	NPV Ratio	limitations	Change in %	$ Change	limitations	% Change

+300	7.37%	5.00%	(1.38)%	$(1,879)	(15.00)%	(2.48)%
+200	8.35	6.00	(0.40)	(734)	(10.00)	(0.97)
+100	8.99	6.00	0.24	60	(5.00)	0.08
Static	8.75	7.00	—	—	—	—

Due to a low interest rate environment, it was not possible to calculate results for a drop in interest rates.
As with any method of measuring interest rate risk, certain shortcomings are inherent in the NPV approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and early withdrawal levels from certificates of deposit may deviate significantly from those assumed in making risk calculations.
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
ITEM 4. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2009. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended March 31, 2009, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to affect materially United Community’s internal controls over financial reporting.

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
ITEM 1A — Risk Factors
There have been no significant changes in United Community’s risk factors as outlined in United Community’s Form 10-K for the period ended December 31, 2008.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There have been no purchases of treasury shares during the quarter ended March 31, 2009.
ITEM 4 — Submission of Matters to a Vote of Security Holders
On April 23, 2009, United Community held its Annual Meeting of Shareholders. At the Annual Meeting, two matters were submitted to shareholders for a vote. First, shareholders elected two directors with terms expiring in 2012 by the following votes:

Director	For	Withheld
Douglas M. McKay	21,053,777	2,146,632

Donald J. Varner	18,894,268	4,306,141
The following directors’ terms continued after the Annual Meeting: Eugenia C. Atkinson, Richard J. Buoncore, Richard J. Schiraldi, Clarence R. Smith, Jr., and David C. Sweet.
The shareholders also ratified the selection of Crowe Horwath LLP as auditors for the 2009 fiscal year by the following vote:

For	Against	Abstain
21,860,718	844,897	494,794
ITEM 6 — Exhibits
Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

10	Material Contracts

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UNITED COMMUNITY FINANCIAL CORP.

Date: May 11, 2009	/S/ Douglas M. McKay Douglas M. McKay
Chief Executive Officer

Date: May 11, 2009	/S/ James R. Reske

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