Form 10-Q
period 2009-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2009-08-07
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,897,826 common shares as of July 31, 2009.

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$22,006	$21,745
Federal funds sold and other	22,654	21,672

Total cash and cash equivalents	44,660	43,417

Securities:
Available for sale, at fair value	255,845	215,731
Loans held for sale	14,057	16,032
Loans, net of allowance for loan losses of $39,832 and $35,962, respectively	2,032,404	2,203,453
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	24,258	25,015
Accrued interest receivable	9,042	10,082
Real estate owned and other repossessed assets	33,077	29,258
Core deposit intangible	766	884
Cash surrender value of life insurance	25,611	25,090
Assets of discontinued operations—Butler Wick Corp.	—	5,562
Other assets	20,871	17,085

Total assets	$2,487,055	$2,618,073

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,711,315	$1,779,676
Non-interest bearing	116,899	106,255

Total deposits	1,828,214	1,885,931
Borrowed funds:
Federal Home Loan Bank advances	294,152	337,603
Repurchase agreements and other borrowings	97,252	125,269

Total borrowings	391,404	462,872
Advance payments by borrowers for taxes and insurance	14,051	19,806
Accrued interest payable	2,698	3,077
Liabilities of discontinued operations—Butler Wick Corp.	—	2,388
Accrued expenses and other liabilities	16,075	9,076

Total liabilities	2,252,442	2,383,150

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 30,897,825 shares outstanding	145,873	146,439
Retained earnings	165,803	165,447
Accumulated other comprehensive income	2,624	3,635
Unearned employee stock ownership plan shares	(6,732)	(7,643)
Treasury stock, at cost, 6,906,632 shares	(72,955)	(72,955)

Total shareholders’ equity	234,613	234,923

Total liabilities and shareholders’ equity	$2,487,055	$2,618,073

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Interest income
Loans	$30,076	$33,935	$61,143	$69,743
Loans held for sale	216	88	479	276
Securities:
Trading	—	2	—	1
Available for sale	2,796	3,803	5,566	7,044
Federal Home Loan Bank stock dividends	294	348	593	680
Other interest earning assets	9	28	38	85

Total interest income	33,391	38,204	67,819	77,829
Interest expense
Deposits	12,074	14,510	24,725	31,546
Federal Home Loan Bank advances	1,569	3,191	3,427	6,883
Repurchase agreements and other	1,061	1,587	2,251	3,543

Total interest expense	14,704	19,288	30,403	41,972

Net interest income	18,687	18,916	37,416	35,857
Provision for loan losses	12,311	3,248	20,755	5,714

Net interest income after provision for loan losses	6,376	15,668	16,661	30,143

Non-interest income
Non-deposit investment income	404	432	708	910
Service fees and other charges	2,721	2,523	4,233	4,288
Net gains (losses):
Securities available for sale	1,382	57	1,382	988
Other than temporary impairment charges on securities available for sale	—	—	(150)	—
Trading securities	—	(23)	—	(23)
Loans sold	1,788	395	2,928	2,579
Real estate owned and other repossessed assets sold	(1,182)	(1,533)	(2,320)	(1,673)
Other income	1,092	1,057	2,167	2,110

Total non-interest income	6,205	2,908	8,948	9,179

Non-interest expense
Salaries and employee benefits	7,764	9,011	15,787	18,061
Occupancy	899	900	1,883	1,847
Equipment and data processing	1,660	1,547	3,390	3,268
Franchise tax	555	544	1,147	1,124
Advertising	187	217	416	482
Amortization of core deposit intangible	58	74	118	151
Deposit insurance premiums	2,940	219	4,723	270
Professional fees	907	716	1,623	1,250
Real estate owned and other repossessed asset expenses	804	700	1,755	1,088
Other expenses	1,428	1,233	2,759	2,583

Total non-interest expenses	17,202	15,161	33,601	30,124

Income (loss) before income taxes and discontinued operations	(4,621)	3,415	(7,992)	9,198
Income taxes expense (benefit)	(1,707)	1,111	(3,399)	3,129

Net income (loss) before discontinued operations	(2,914)	2,304	(4,593)	6,069
Discontinued operations
Net income of Butler Wick Corp., net of tax	—	425	4,949	703

Net income (loss)	$(2,914)	$2,729	$356	$6,772

(Continued)

(Continued)
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Comprehensive income (loss)	$(4,835)	$(3,731)	$(655)	$2,448
Earnings (loss) per share
Basic—continuing operations	$(0.10)	$0.08	$(0.16)	$0.21
Basic—discontinued operations	—	0.02	0.17	0.03
Basic	(0.10)	0.10	0.01	0.24
Diluted—continuing operations	(0.10)	0.08	(0.16)	0.21
Diluted—discontinued operations	—	0.02	0.17	0.03
Diluted	(0.10)	0.10	0.01	0.24
See notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(Dollars in thousands, except share data)

Balance December 31, 2008	30,898	$146,439	$165,447	$3,635	$(7,643)	$(72,955)	$234,923
Comprehensive income:
Net income			356				356
Change in net unrealized gain/(loss) on securities, net of tax benefit of $544				(1,011)			(1,011)

Comprehensive income (loss)							(655)
Shares allocated to ESOP participants		(595)			911		316
Stock based compensation		29					29

Balance June 30, 2009	30,898	$145,873	$165,803	$2,624	$(6,732)	$(72,955)	$234,613

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$356	$6,772
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	20,755	5,714
Net gains on loans sold	(2,928)	(2,579)
Net losses on real estate owned and other repossessed assets sold	2,337	1,674
Net losses on other assets sold	(17)	(1)
Other than temporary impairment of securities available for sale	150	—
Amortization of premiums and accretion of discounts	1,156	612
Depreciation and amortization	1,124	1,299
Federal Home Loan Bank stock dividends	—	(680)
Decrease in interest receivable	1,040	1,581
Decrease in interest payable	(379)	(2,986)
Increase in prepaid and other assets	(4,042)	(5,392)
Increase in other liabilities	3,104	5,366
Decrease in trading securities	—	22
Stock based compensation	29	161
Net principal disbursed on loans originated for sale	(262,788)	(106,334)
Proceeds from sale of loans originated for sale	267,691	184,912
ESOP Compensation	316	922
Operating cash flows from discontinued operations	(4,949)	(315)

Net cash from operating activities	22,955	90,748

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	25,923	36,942
Proceeds from sale of:
Securities available for sale	46,051	48,411
Real estate owned and other repossessed assets	6,797	5,863
Purchases of:
Securities available for sale	(114,047)	(157,065)
Net change in loans	138,926	57,006
Loans purchased	(2,009)	(54,207)
Purchases of premises and equipment	(334)	(522)
Investing cash flows from discontinued operations	11,921	—

Net cash from investing activities	113,228	(63,572)

Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	30,279	68,463
Net decrease in certificates of deposit	(87,996)	(89,277)
Net decrease in advance payments by borrowers for taxes and insurance	(5,755)	(5,063)
Proceeds from Federal Home Loan Bank advances	423,400	405,700
Repayment of Federal Home Loan Bank advances	(466,851)	(398,744)
Net change in repurchase agreements and other borrowed funds	(28,017)	2,677
Cash dividends paid	—	(4,064)
Financing cash flows from discontinued operations	—	2,334

Net cash from financing activities	(134,940)	(17,974)

Change in cash and cash equivalents	1,243	9,202
Cash and cash equivalents, beginning of period	43,417	33,502

Cash and cash equivalents, end of period	$44,660	$42,704

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
The results of operations for the six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, contained in United Community’s Form 10-K for the year ended December 31, 2008.
Management has evaluated events occurring subsequent to the balance sheet date through August 7, 2009, determining no events require adjustment to or additional disclosure in the consolidated financial statements.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
2. REGULATORY ENFORCEMENT ACTION
On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to Issuance of Order to Cease and Desist (OTS Order) with the OTS. Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (Bank Order) with the FDIC and the Ohio Division. Because of the consent to the Bank Order, Home Savings is deemed ‘adequately capitalized’ for regulatory capital purposes, as previously disclosed.
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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Income
Interest income	$—	$187	$32	$416
Brokerage commissions	—	6,629	—	12,730
Service fees and other charges	—	1,483	1,287	3,172
Underwriting and investment banking	—	206	—	235
Gain on the sale of Butler Wick Trust	—	—	7,904	—
Other income	—	138	—	164

Total income	—	8,643	9,223	16,717
Expenses
Interest expense on borrowings	—	52	—	121
Salaries and employee benefits	—	5,891	1,198	11,570
Occupancy expenses	—	385	68	773
Equipment and data processing	—	588	84	1,206
Other expenses	—	1,073	258	1,939

Total expenses	—	7,989	1,608	15,609

Income before taxes	—	654	7,615	1,108
Income tax	—	229	2,666	405

Net income	$—	$425	$4,949	$703

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
In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted the FSP effective April 1, 2009. The adoption of FSP FAS 115-2 and FAS 124-2 for the period ended June 30, 2009, did not have a material impact on the Company’s consolidated financial statements as the Company has not experienced other-than-temporary impairment within its debt securities portfolio.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 11.
In May 2009, FASB issued SFAS No. 165, Subsequent Events, with the objective to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 on June 30, 2009, did not have a material impact on the Company’s consolidated financial statements.
Recently Issued but not yet Effective Accounting Pronouncements:
In June 2009, FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is still evaluating the impact of this accounting standard.
In June 2009, FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). The objective of SFAS No. 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is still evaluating the impact of this accounting standard.
5. STOCK COMPENSATION
On July 12, 1999, shareholders approved the United Community Financial Corp. 1999 Long-Term Incentive Plan (1999 Plan). The purpose of the 1999 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 1999 Plan terminated on May 20, 2009.

The 1999 Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The incentive plan provides that option prices will not be less than the fair market value of the share at the grant date. The maximum number of common shares that may be issued under the plan is 3,569,766. There were 336,000 stock options granted in the first six months of 2009 under the 1999 plan. As of June 30, 2009, there were 115,793 shares remaining in the 1999 Plan that could be granted. However, as of July 12, 2009, no additional options may be issued under the 1999 Plan. All of the previous options awarded became exercisable on the date of grant. For the options granted in 2009, one third of the total options granted become exercisable on December 31, 2009, 2010 and 2011. The option period for each grant expires 10 years from the date of grant.
On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were no stock-based incentive awards granted in the first six months of 2009 and there were 243,721 stock options granted in 2008 under the 2007 Plan. All of the options awarded in 2008 became exercisable on the date of grant. The option period for each grant expires 10 years from the date of grant.
A summary of activity in the plans is as follows:

	For the Six Months Ended June 30, 2009
			Aggregate
		Weighted	intrinsic
		average	value (in
	Shares	exercise price	thousands)
Outstanding at beginning of year	2,092,128	$9.08
Granted	336,000	1.86
Exercised	—	—
Forfeited	(209,925)	9.16

Outstanding at end of period	2,218,203	$7.98	$—

Options exercisable at end of period	1,882,203	$9.40	$—

Information related to the stock option plan during the year follows (dollars in thousands, except per share amount):

June 30,
2009
Intrinsic value of options exercised	$—
Cash received from option exercises	—
Tax benefit realized from option exercises	—
Weighted average fair value of options granted, per share	1.07
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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	May 8, 2009	June 25, 2009
Risk-free interest rate	2.15%	2.58%
Expected term (years)	5	5
Expected stock volatility	67.4	67.8
Dividend yield	—%	—%
Outstanding stock options have a weighted average remaining life of 5.06 years and may be exercised in the range of $1.30 to $12.38.
6. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	June 30, 2009
	(Dollars in thousands)
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. Treasury and government sponsored entities’ securities	$43,974	$698	$(41)	$43,317
Equity securities	976	334	(459)	1,101
Mortgage-related securities	210,895	3,151	(167)	207,911

Total	$255,845	$4,183	$(667)	$252,329

	December 31, 2008
	(Dollars in thousands)
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
U.S. Treasury and government sponsored entities’ securities	$27,170	$865	$—
Equity securities	910	70	(411)
Mortgage-related securities	187,651	4,527	(107)

Total	$215,731	$5,462	$(518)

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	(Dollars in thousands)
	Fair	Amortized
	Value	Cost

Due in one year or less	$—	$—
Due after one year through five years	28,397	28,062
Due after five years through ten years	15,577	15,255
Mortgage-related securities	210,895	207,911

Total	$254,869	$251,228

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
Securities pledged for public funds deposits were approximately $1.0 million at June 30, 2009, and $2.1 million at December 31, 2008. Securities sold under an agreement to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $120.4 million at June 30, 2009, and $131.5 million at December 31, 2008.
United Community had no securities classified as trading as of June 30, 2009 and December 31, 2008.
The following table summarizes the investment securities with unrealized losses at June 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	June 30, 2009
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$7,157	$(41)	$—	$—	$7,157	$(41)
Equity securities	213	(311)	87	(148)	300	(459)
Mortgage-related securities	17,558	(151)	856	(16)	18,414	(167)

Total	$24,928	$(503)	$943	$(164)	$25,871	$(667)

Proceeds from sales and calls of securities available for sale were $46.1 and $10.1 million for the three months ended June 30, 2009 and 2008, respectively. Gross gains of $1.4 million and $100,000 and gross losses of $0 and $0 were realized on these sales during 2009 and 2008, respectively.
Proceeds from sales and calls of securities available for sale were $46.1 million and $48.4 million for the six months ended June 30, 2009 and 2008, respectively. Gross gains of $1.4 million and $1.0 million and gross losses of $0 and $0 were realized on these sales during 2009 and 2008, respectively.

Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.
In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of June 30, 2009, the Company’s security portfolio consisted of 56 securities, 13 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-related and equity securities, as discussed below:
Mortgage-related Securities
At June 30, 2009, 100% of the mortgage-related securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-related securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.
Equity Securities
The issuers of the equity securities that are temporarily impaired at June 30, 2009, are all well capitalized financial institutions and each exhibit a low to moderate level of nonperforming assets.

7. LOANS
Portfolio loans consist of the following:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$852,833	$909,567
Multifamily residential	164,376	187,711
Nonresidential	396,688	375,463
Land	23,221	23,517
Construction:
One- to four-family residential	209,610	255,355
Multifamily and non-residential	15,007	35,797

Total real estate	1,661,735	1,787,410
Consumer	322,874	348,834
Commercial	86,286	101,489

Total loans	2,070,895	2,237,733
Less:
Allowance for loan losses	39,832	35,962
Deferred loan fees, net	(1,341)	(1,682)

Total	38,491	34,280

Loans, net	$2,032,404	$2,203,453

Changes in the allowance for loan loss are as follows:

	Six Months
	Ended	Year Ended
	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$35,962	$32,006
Provision for loan losses	20,755	25,329
Amounts charged off	(17,506)	(22,088)
Recoveries	621	715

Balance, end of period	$39,832	$35,962

Non-accrual loans were $96.5 million and $98.3 million at June 30, 2009, and December 31, 2008, respectively. Restructured loans were $2.5 million at June 30, 2009 and $1.8 million at December 31, 2008. Loans greater than 90 days past due and still accruing interest were $3.0 million and $6.6 million at June 30, 2009 and December 31, 2008, respectively.

Impaired loans consist of the following:

	As of or for the	As of or for
	Six Months	the Year
	Ended	Ended
	June 30,	December 31,
	2009	2008
	(Dollars in thousands)

Impaired loans on which no specific valuation allowance was provided	$46,252	$43,256
Impaired loans on which a specific valuation allowance was provided	43,338	43,992

Total impaired loans at period-end	$89,590	$87,248

Specific valuation allowances on impaired loans at period-end	$6,591	$10,968
Average impaired loans during the period	88,419	85,812
Interest income recognized on impaired loans during the period	269	513
Interest income received on impaired loans during the period	269	513
8. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $992.2 million at June 30, 2009, and $921.0 million at December 31, 2008.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Six Months
	Ended	Year Ended
	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$5,562	$6,184
Originations	2,028	1,337
Amortized to expense	(1,463)	(1,959)

Balance, end of period	6,127	5,562
Less valuation allowance	(1,020)	(2,233)

Net balance	$5,107	$3,329

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Six Months
	Ended	Year Ended
	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$(2,233)	$(562)
Impairment charges	—	(2,233)
Recoveries	1,213	562

Balance, end of period	$(1,020)	$(2,233)

Fair value of mortgage servicing rights as of June 30, 2009 was approximately $6.5 million and at December 31, 2008 was $3.9 million.

Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
Weighted average prepayment rate	415 PSA	644 PSA
Weighted average life (in years)	3.59	3.34
Weighted average discount rate	8%	8%
9. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Real estate owned and other repossessed assets at June 30, 2009 and December 31, 2008 were as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)

Real estate owned and other repossessed assets	$36,145	$32,012
Valuation allowance	(3,068)	(2,754)

End of period	$33,077	$29,258

Activity in the valuation allowance was as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Beginning of year	$2,754	$—
Additions charged to expense	1,398	3,753
Direct write-downs	(1,084)	(999)

End of period	$3,068	$2,754

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Net loss on sales	$497	$143	$922	$238
Provision for unrealized losses	685	1,390	1,398	1,435
Operating expenses, net of rental income	804	700	1,755	1,088

Total expenses	$1,986	$2,233	$4,075	$2,761

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
Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Service cost	$—	$—
Interest cost	47	48
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Net amortization of actuarial gain	(4)	(3)

Net periodic benefit cost	$43	$45

	Six Months Ended June 30,
	2009	2008
	(Dollars in thousands)

Service cost	$—	$—
Interest cost	94	96
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Net amortization of actuarial gain	(8)	(6)

Net periodic benefit cost	$86	$90

11. FAIR VALUE MEASUREMENT
SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	June 30,	Assets	Observable	Inputs
	2009	(Level 1)	Inputs (Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$43,974	$—	$43,974	$—
Equity securities	976	976	—	—
Mortgage-related securities	210,895	—	210,895	—

Fair Value Measurements at December 31, 2008 Using:
Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	December 31,	Assets	Observable	Inputs
	2008	(Level 1)	Inputs (Level 2)	(Level 3)
(Dollars in thousands)
Assets:
Available for sale securities	$215,731	$809	$214,922	$—
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements at June 30, 2009 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	June 30,	Assets	Observable	Inputs
	2009	(Level 1)	Inputs (Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$36,747	—	—	$36,747
Mortgage servicing assets	2,220	—	2,220	—
Foreclosed assets	10,562	—	—	10,562

		Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	December 31,	Assets	Observable	Inputs
	2008	(Level 1)	Inputs (Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$33,024	—	—	$33,024
Mortgage servicing rights	2,421	—	2,421	—
Impaired loans, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $43.3 million at June 30, 2009, with a valuation allowance of $6.6 million, resulting in additional provision for loan losses of $1.6 million during the period.
Mortgage servicing rights had a carrying amount of $6.1 million with a valuation allowance of $1.0 million, and are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.
Foreclosed assets, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a carrying amount of $13.7 million, with a valuation allowance of $3.1 million.
In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$44,660	$44,660	$43,417	$43,417
Securities:
Available for sale	255,845	255,845	215,731	215,731
Loans held for sale	14,057	14,096	16,032	16,358
Loans, net	2,032,404	2,028,432	2,203,453	2,203,606
Federal Home Loan Bank stock	26,464	n/a	26,464	n/a
Accrued interest receivable	9,042	9,042	10,082	10,082
Liabilities:
Deposits:
Checking, savings and money market accounts	(690,954)	(690,955)	(660,675)	(660,675)
Certificates of deposit	(1,137,260)	(1,150,774)	(1,225,256)	(1,237,262)
Federal Home Loan Bank advances	(294,152)	(348,185)	(337,603)	(348,185)
Repurchase agreements and other	(97,252)	(106,934)	(125,269)	(138,862)
Advance payments by borrowers for taxes and insurance	(14,051)	(14,051)	(19,806)	(19,806)
Accrued interest payable	(2,698)	(2,698)	(3,077)	(3,077)
Fair value of financial instruments:
The estimated fair values of financial instruments have been determined by United Community using available market information and appropriate valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that United Community could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material affect on the estimated fair value amounts.

Cash and cash equivalents, accrued interest receivable and payable and advance payments by borrowers for taxes and insurance—The carrying amounts as reported in the Statements of Financial Condition are a reasonable estimate of fair value due to their short-term nature.
Securities—Fair values are based on quoted market prices, dealer quotes, and prices obtained from independent pricing services.
Loans held for sale—The fair value of loans held for sale is based on market quotes.
Loans—The fair value is estimated by discounting the future cash flows using the current market rates for loans of similar maturities with adjustments for market and credit risks.
Federal Home Loan Bank stock—It is not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability.
Deposits—The fair value of demand deposits, savings accounts and money market deposit accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using rates currently offered for deposits of similar remaining maturities.
Borrowed funds—For short-term borrowings, fair value is estimated to be carrying value. The fair value of other borrowings is based on current rates for similar financing.
Limitations—Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time United Community’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of United Community’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. These estimates are subjective in nature, involve uncertainties and matters of significant judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
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
12. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	June 30, 2009	June 30, 2008
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$30,782	$43,337
Income taxes	600	3,825
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	12,953	18,545
13. SEGMENT INFORMATION
United Community monitors the revenue streams of the various Company products and services. The identifiable segments are not material, operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking services.

Discontinued operations are essentially the results of operations from Butler Wick Corp which were previously reported as a separate segment, investment services. Refer to Note 3 for a discussion on discontinued operations and its impact on segment reporting.
14. EARNINGS PER SHARE
Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 2,218,203 shares were anti-dilutive for the six months ended June 30, 2009. There were 2,344,306 stock options for shares that were anti-dilutive for the six months ended June 30, 2008. Earnings per share for 2008 have been adjusted to reflect a stock dividend declared in November 2008.

	Three Months Ended
	June 30,
	2009	2008
	(Dollars in thousands,
	except per share data)
Numerator:
Income (loss) from continuing operations	$(2,914)	$2,304
Income from discontinued operations	—	425

Net income	$(2,914)	$2,729

Denominator:
Weighted average common shares outstanding—basic	29,727	29,424
Dilutive effect of stock options	—	21

Weighted average common shares outstanding—dilutive	29,727	29,445

Basic earnings (loss) per share:
Basic earnings (loss) per common share—continuing operations	$(0.10)	$0.08
Basic earnings per common share—discontinued operations	—	0.02
Basic earnings (loss) per common share	(0.10)	0.10

Dilutive earnings (loss) per share:
Dilutive earnings (loss) per common share—continuing operations	(0.10)	0.08
Dilutive earnings per common share—discontinued operations	—	0.02
Dilutive earnings (loss) per common share	(0.10)	0.10

	Six Months Ended
	June 30,
	2009	2008
	(Dollars in thousands,
	except per share data)
Numerator:
Income (loss) from continuing operations	$(4,593)	$6,069
Income from discontinued operations	4,949	703

Net income	$356	$6,772

Denominator:
Weighted average common shares outstanding—basic	29,645	29,361
Dilutive effect of stock options	—	5

Weighted average common shares outstanding—dilutive	29,645	29,366

Basic earnings (loss) per share:
Basic earnings (loss) per common share—continuing operations	$(0.16)	$0.21
Basic earnings per common share—discontinued operations	0.17	0.03
Basic earnings (loss) per common share	0.01	0.24

Dilutive earnings (loss) per share:
Dilutive earnings (loss) per common share—continuing operations	(0.16)	0.21
Dilutive earnings per common share—discontinued operations	0.17	0.03
Dilutive earnings (loss) per common share	0.01	0.24
15. BROKERED CERTIFICATES OF DEPOSIT
Brokered deposits represent funds which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered deposits without prior consent of the FDIC and Ohio Division. Home Savings had brokered deposits of $92.2 million with a weighted average rate of 4.07% at June 30, 2009. Home Savings had brokered deposits of $145.2 million with a weighted average rate of 3.77% at December 31, 2008.
16. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of gains on sales of securities and impairment charges $150,000 at June 30, 2009, and $4.2 million at December 31, 2008.
Other comprehensive income (loss) components and related tax effects for the three and six month periods are as follows:

	Three Months Ended
	June 30,	June 30,
	2009	2008
	(Dollars in thousands)
Unrealized holding gains (losses) on securities available for sale	$(4,337)	$(9,995)
Reclassification adjustment for gains (losses) realized in income	1,382	57

Net unrealized losses	(2,955)	(9,938)
Tax effect (35%)	1,034	3,478

Net of tax amount	$(1,921)	$(6,460)

	Six Months Ended
	June 30,	June 30,
	2009	2008
	(Dollars in thousands)
Unrealized holding gains (losses) on securities available for sale	$(2,787)	$(7,640)
Reclassification adjustment for gains (losses) realized in income	1,232	988

Net unrealized losses	(1,555)	(6,652)
Tax effect (35%)	544	2,328

Net of tax amount	$(1,011)	$(4,324)

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	June 30,
	2008	Change	2009

Unrealized gains on securities available for sale	$3,297	$(1,011)	$2,286
Unrealized gains on post-retirement benefits	338	—	338

Total	$3,635	$(1,011)	$2,624

17. REGULATORY CAPITAL REQUIREMENTS
Home Savings is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Home Savings and United Community. The regulations require Home Savings to meet specific capital adequacy guidelines and the regulatory framework for prompt corrective action that involve quantitative measures of Home Savings’ assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Home Savings’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.
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

	As of June 30, 2009
					To Be Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$237,586	12.76%	$148,907	8.00%	$186,134	10.00%
Tier 1 capital to risk-weighted assets	214,115	11.50%	*	*	111,680	6.00%
Tier 1 capital to average total assets	214,115	8.50%	100,816	4.00%	126,020	5.00%
Tangible capital to adjusted total assets	214,115	8.50%	37,806	1.50%	*	*

	As of December 31, 2008
					To Be Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$242,944	12.06%	$161,163	8.00%	$201,454	10.00%
Tier 1 capital to risk-weighted assets	217,630	10.80%	*	*	120,872	6.00%
Tier 1 capital to average total assets	217,630	8.20%	106,180	4.00%	132,724	5.00%
Tangible capital to adjusted total assets	217,630	8.20%	39,817	1.50%	*	*

*	Ratio is not required under regulations.
As of June 30, 2009 and December 31, 2008, the FDIC and OTS, respectively, categorized Home Savings as adequately capitalized pursuant to the Bank Order and OTS Order, as previously disclosed. The Bank Order provided for Home Savings to increase its Tier 1 leverage ratio to 8.0% and total risk-based capital ratio to 12.0% by December 31, 2008 and to maintain those minimums going forward. As depicted in the table on the previous page, Home Savings continues to exceed this requirement.
Management believes, as of June 30, 2009, that Home Savings meets all capital requirements to which it is subject, inclusive of the Bank Order. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	-0.46%	0.40%	0.03%	0.49%
Return on average equity (3)	-4.74%	3.82%	0.29%	4.77%
Interest rate spread (4)	2.81%	2.60%	2.78%	2.40%
Net interest margin (5)	3.12%	2.94%	3.08%	2.77%
Non-interest expense to average assets	2.72%	2.20%	2.62%	2.19%
Efficiency ratio (6)	69.38%	64.69%	70.56%	65.52%
Average interest-earning assets to average interest-bearing liabilities	112.66%	111.38%	112.08%	111.47%
Capital ratios:
Average equity to average assets	9.74%	10.38%	9.58%	10.31%
Equity to assets, end of period	9.43%	9.76%	9.43%	9.76%
Tier 1 leverage ratio	8.50%	7.77%	8.50%	7.77%
Tier 1 risk-based capital ratio	11.50%	9.86%	11.50%	9.86%
Total risk-based capital ratio	12.76%	11.77%	12.76%	11.77%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	5.02%	4.44%	5.02%	4.44%
Non-performing assets to average assets (8)	5.35%	4.35%	5.26%	4.34%
Non-performing assets to total assets at end of period	5.43%	4.34%	5.43%	4.34%
Allowance for loan losses as a percent of loans	1.92%	1.29%	1.92%	1.29%
Allowance for loan losses as a percent of nonperforming loans (7)	39.05%	29.45%	39.05%	29.45%
Office data:
Number of full service banking offices	39	39	39	39
Number of loan production offices	6	6	6	6
Per share data:
Basic earnings (loss) from continuing operations (9)	$(0.10)	$0.08	$(0.16)	$0.21
Basic earnings from discontinued operations (9)	—	0.02	0.17	0.03
Basic earnings (loss) (9)	(0.10)	0.10	0.01	0.24
Diluted earnings (loss) from continuing operations (9)	(0.10)	0.08	(0.16)	0.21
Diluted earnings from discontinued operations (9)	—	0.02	0.17	0.03
Diluted earnings (loss) (9)	(0.10)	0.10	0.01	0.24
Book value (10)	7.59	8.96	7.59	8.96
Tangible book value (11)	7.57	7.81	7.57	7.81

(1)	Ratios for the three and six month periods are annualized where appropriate. Ratios for the period ending June 30, 2008 have been revised to reflect the impact of discontinued operations.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)
Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities, other than temporary impairment charges and other.

(7)	Nonperforming loans consist of nonaccrual loans, loans past due ninety days and still accruing, and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans, real estate acquired in the settlement of loans and other repossessed assets.

(9)	Net income divided by average number of basic or diluted shares outstanding.

(10)	Shareholders’ equity divided by number of shares outstanding.

(11)	Historical per share dividends declared and paid for the period divided by the diluted earnings per share for the period.

Forward Looking Statements
When used in this Form 10-Q the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties including changes in economic conditions in United Community’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings’ market area, and competition, that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above could affect United Community’s financial performance and could cause United Community’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. United Community undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.
Comparison of Financial Condition at June 30, 2009 and December 31, 2008
Total assets decreased $131.0 million, or 5.0%, to $2.5 billion at June 30, 2009, compared to December 31, 2008. Contributing to the change were decreases in net loans of $171.0 million, loans held for sale of $2.0 million, accrued interest receivable of $1.0 million and assets of discontinued operations of $5.6 million. These decreases were partially offset by increases in cash and cash equivalents of $1.2 million, securities available for sale of $40.1 million, real estate owned and other repossessed assets of $3.8 million and other assets of $3.8 million.
Cash and cash equivalents increased $1.2 million to $44.7 million at June 30, 2009, compared to $43.4 million at December 31, 2008. This change is primarily the result of an increase in checks awaiting deposit at the Federal Reserve and cash maintained in Home Savings’ account at the Federal Reserve. These increases were partially offset by a decrease in cash prepared for delivery to Home Savings’ branch locations.
Available for sale securities increased $40.1 million, or 18.6%, from December 31, 2008, to June 30, 2009. Home Savings purchased $114.0 million in mortgage-backed and agency securities during the first six months of 2009 as part of a planned investment strategy to offset partial decreases in loan balances, described below. The investment strategy also included the sale of approximately $46.1 million of mortgage-backed securities, which generated a gain of $1.4 million. Paydowns and maturities of $25.9 million at Home Savings and other than temporary impairment charges of $150,000 at United Community also contributed to the change in available for sale securities. The remaining difference is a result of changes in the market valuation of the portfolio, net of any amortization or accretion.
Net loans decreased $171.0 million from December 31, 2008, to June 30, 2009. Real estate loans decreased $125.7 million, consumer loans decreased $26.0 million, and commercial loans decreased $15.2 million. The overall decrease in loans is attributable primarily to the strategic objective of reducing exposure to commercial and residential construction lending. Furthermore, due to a much lower interest rate environment, refinance activity accelerated, further contributing to the decline in one-to four-family loans.
The allowance for loan losses increased to $39.8 million, or 1.92% of the net loan portfolio and 39.1% of nonperforming loans as of June 30, 2009, up from $36.0 million or 1.29% of the net loan portfolio and 33.71% of nonperforming loans as of December 31, 2008. Loan loss provisions totaling $20.8 million during the six months ended June 30, 2009 were partially offset by charge-offs totaling $17.5 million. The allowance for loan losses is a valuation allowance for probable credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the allowance balance required based on an analysis using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, general economic conditions in the market area and other factors. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers pools of loans and is based on historical loss experience adjusted for current factors, but the entire allowance is available for any loan, or portion thereof that, in management’s judgment, should be charged-off.

The general component of the allowance covers pools of loans not reviewed specifically by management that are evaluated as a homogeneous group of loans (e.g., performing single-family residential mortgage loans) using a historical charge-off experience ratio applied to each pool of loans. The historical charge-off experience ratio considers historical loss rates adjusted for certain environmental factors.

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31,				June 30,
Real Estate Loans	2008	Provision	Recovery	Chargeoff	2009
Permanent
One-to four-family residential	$4,986	$2,487	$10	$(2,364)	$5,119
Multifamily residential	2,344	1,158	3	(2,036)	1,469
Nonresidential	4,870	1,548	3	(2,348)	4,073
Land	585	65	—	—	650

Total	12,785	5,258	16	(6,748)	11,311

Construction Loans
One-to four-family residential	10,620	12,173	9	(6,091)	16,711
Multifamily and nonresidential	722	(435)	—	—	287

Total	11,342	11,738	9	(6,091)	16,998

Consumer Loans
Home Equity	1,386	1,473	1	(906)	1,954
Auto	242	14	10	(72)	194
Marine	1,504	216	331	(806)	1,245
Recreational vehicle	1,425	948	82	(1,015)	1,440
Other	313	139	172	(341)	283

Total	4,870	2,790	596	(3,140)	5,116

Commercial Loans
Secured	3,355	938	—	(946)	3,347
Unsecured	3,610	31	—	(581)	3,060

Total	6,965	969	—	(1,527)	6,407

Total	$35,962	$20,755	$621	$(17,506)	$39,832

Nonperforming loans consist of loans past due 90 days or more, loans past due less than 90 days that are on nonaccrual status, and restructured loans. Nonperforming loans were $102.0 million, or 5.02% of net loans, at June 30, 2009, compared to $106.7 million, or 4.84% of net loans, at December 31, 2008. The schedule below summarizes the change in nonperforming loans for the first six months of 2009.

	Nonperforming Loans
	(Dollars in thousands)
	June 30,	December 31,
Real Estate Loans	2009	2008	Change
Permanent
One-to four-family residential	$23,081	$21,669	$1,412
Multifamily residential	5,349	8,724	(3,375)
Nonresidential	15,046	15,246	(200)
Land	5,169	4,840	329

Total	48,645	50,479	(1,834)

Construction Loans
One-to four-family residential	36,806	43,167	(6,361)
Multifamily and nonresidential	555	816	(261)

Total	37,361	43,983	(6,622)

Consumer Loans
Home Equity	2,931	2,312	619
Auto	119	154	(35)
Marine	1,736	2,614	(878)
Recreational vehicle	1,068	756	312
Other	35	33	2

Total	5,889	5,869	20

Commercial Loans
Secured	6,488	3,496	2,992
Unsecured	1,126	1,057	69

Total	7,614	4,553	3,061

Restructured Loans	2,494	1,797	697

Total Nonperforming Loans	$102,003	$106,681	$(4,678)

The $1.4 million increase in nonperforming loans secured by one-to four-family properties was primarily a result of an increase in the number of loans that have become 90 days or more past due. During the first half of the year, Home Savings has experienced an increase in the number of one-to four-family mortgage loans that became delinquent and subsequently went into nonaccrual status. The $6.4 million decrease in nonperforming construction loans was substantially the result of Home Savings taking into possession two properties located in western Pennsylvania in the second quarter of 2009. A large portion of the decrease in nonperforming multifamily residential loans can also be attributable to Home Savings taking into possession one property located in Michigan. The increase in nonperforming commercial secured loans was primarily a result of the Company placing a loan on nonaccrual status that was not yet ninety or more days past due.
In the fourth quarter of 2008, Home Savings adopted the practice of determining the past due status of loans based on the number of days the loan is past due, rather than the number of calendar months the loan is past due. In the second quarter of 2009, this practice was changed back to the number of calendar months, which is more consistent with industry practice.

A loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and the loan is non-homogeneous in nature. Factors considered by management in determining impairment include payment status, collateral value, the strength of guarantors (if any), and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the market value of the loan. As shown in the following table, impaired loans increased to $89.6 million, or 2.7% at the end of June 2009, from December 2008. The largest increase was $6.0 million in one-to four-family mortgage loans.

	Impaired Loans
	(Dollars in thousands)
	June 30,	December 31,
Real Estate Loans	2009	2008	Change
Permanent
One-to four-family residential	$18,709	$12,675	$6,034
Multifamily residential	5,349	8,724	(3,375)
Nonresidential	14,903	14,855	48
Land	5,168	4,757	411

Total	44,129	41,011	3,118

Construction Loans
One-to four-family residential	34,570	36,903	(2,333)
Multifamily and nonresidential	555	816	(261)

Total	35,125	37,719	(2,594)

Consumer Loans
Home Equity	1,895	1,657	238
Auto	—	—	—
Boat	1,736	2,614	(878)
Recreational vehicle	327	—	327
Other	8	—	8

Total	3,966	4,271	(305)

Commercial Loans
Secured	5,330	3,496	1,834
Unsecured	1,040	751	289

Total	6,370	4,247	2,123

Total Impaired Loans	$89,590	$87,248	$2,342

Other nonperforming assets, consisting of real estate and other consumer property acquired in the settlement of loans, totaled $33.1 million at June 30, 2009, compared to $29.3 million at December 31, 2008. The $3.8 million increase is primarily attributable to the acquisition of two properties having an estimated market value of $4.0 million that collateralized commercial construction loans primarily in southwestern Pennsylvania, ten properties having an estimated market value of $2.5 million in northern Ohio, one property with an estimated market value of $1.7 million that secured a commercial real estate loan in Michigan and four properties with an estimated value of $1.5 million that secured ten commercial real estate loans in northern Ohio. Home Savings disposed of property with a value of $6.3 million in the first six months of 2009, partially offsetting the increase. Other consumer property, such as boats, recreational vehicles, and automobiles that were received by Home Savings in the satisfaction of loans, makes up the remainder of the change.

Loans held for sale decreased $2.0 million, or 12.3%, to $14.1 million at June 30, 2009, compared to $16.0 million at December 31, 2008. The change in loans held for sale was due largely to the increase in volume of loan originations and sales during the period because of the lower interest rate environment. Home Savings sells a portion of newly originated loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.
Federal Home Loan Bank stock remained at $26.5 million for June 30, 2009, and December 31, 2008. During the first six months of 2009, the Federal Home Loan Bank paid a cash dividend in lieu of a stock dividend to its member banks.
Home Savings maintains a contra account for uncollected interest for loans on non-accrual status. This account represents the reduction in interest income from the time the borrower stopped making payments until the loan is either repaid, charged off or the default is cured and performance resumes. The increases in these reserves, from $14.8 million at December 31, 2008, to $15.8 million at June 30, 2009, and the impact of the reduction in loan balances mentioned above, were the primary reasons that accrued interest receivable decreased $1.0 million to $9.0 million at June 30, 2009, compared to $10.1 million at December 31, 2008.
Other assets increased $3.8 million to $20.9 million at June 30, 2009, compared to $17.1 million at December 31, 2008. Home Savings had increases in mortgage servicing rights of $1.8 million, prepaid Ohio franchise tax of $1.1 million, and a current federal income tax benefit of $364,000. These increases were offset by cash due on payments of mortgage-backed securities of $1.4 million and $767,000 in other prepaid assets.
Total deposits decreased $57.7 million to $1.8 billion at June 30, 2009, compared to $1.9 billion at December 31, 2008. This change was due primarily to a decrease of $52.9 million in brokered certificates of deposit and a $35.1 million decrease in retail certificates of deposit offset by a $16.8 million increase in savings accounts and a $13.5 million increase in money market accounts and other demand deposit accounts. To supplement its funding needs, United Community obtained brokered certificates of deposit in 2007 and 2008. Such deposits have maturities ranging from six months to two years from the date they were issued. The total balance of brokered certificates of deposit was $92.2 million at June 30, 2009 and $145.0 million at December 31, 2008. At this time, regulatory approval would be required to replace these brokered deposits with additional brokered deposits as they mature. The Company does not anticipate on seeking approval to replace brokered deposits at this time.
Federal Home Loan Bank advances decreased $43.5 million during the first six months of 2009, reflecting a decrease in overnight advances of $13.1 million and a decrease in term advances of $30.4 million. Home Savings had approximately $247.2 million in unused borrowing capacity at the FHLB at June 30, 2009. Repurchase agreements and other borrowed funds, including United Community’s line of credit with JP Morgan Chase Bank, N.A. (JP Morgan Chase), decreased $28.0 million to $97.3 million at June 30, 2009 from $125.3 million at December 31, 2008. United Community’s line of credit with JP Morgan Chase was paid in full with proceeds from the sale of Butler Wick Trust on March 31, 2009.
Advance payments by borrowers for taxes and insurance decreased $5.8 million during the first six months of 2009. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings account for $3.6 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $2.2 million.
Accrued expenses and other liabilities increased $7.0 million, to $16.1 million at June 30, 2009 from $9.1 million at December 31, 2008. United Community had an increase in accrued liabilities for taxes related to the net income from Butler Wick and sale of Butler Wick Trust in the first quarter of 2009. Home Savings had an increase in liabilities of $2.9 million due to issuing official checks for customers and accounts payable remittances. Home Savings also experienced increases in deferred income taxes related to the valuation of the securities available for sale portfolio of $575,000, along with accrued payroll and related expenses of $514,000.
Shareholders’ equity decreased $310,000 to $234.6 million at June 30, 2009, from $234.9 million at December 31, 2008. An after-tax gain of $4.7 million from the sale of Butler Wick Trust and net operating income of $238,000 from Butler Wick for the first six months of 2009 were partially offset by a $4.0 million net loss recognized by Home Savings in the period. A decrease in other comprehensive income resulting from changes in available for sale securities, net of tax, of $1.0 million also contributed to the decrease.

Comparison of Operating Results for the Three Months Ended
June 30, 2009 and June 30, 2008
Net Income. United Community recognized a net loss for the three months ended June 30, 2009, of $2.9 million, or $(0.10) per diluted share, compared to net income of $2.7 million, or $0.10 per share, for the three months ended June 30, 2008. Compared with the second quarter of 2008, net interest income decreased $229,000, the provision for loan losses increased $9.1 million, non-interest income increased $3.3 million, and non-interest expense increased $2.0 million. United Community’s annualized return on average assets and return on average equity were (0.46)% and (4.74)%, respectively, for the three months ended June 30, 2009. The annualized return on average assets and return on average equity for the comparable period in 2008 were 0.40% and 3.82%, respectively.
Net Interest Income. Net interest income for the three months ended June 30, 2009, was $18.7 million, compared to $18.9 million for the same period last year. Both interest income and interest expense decreased, with a smaller decline in interest expense. Interest income decreased $4.8 million in the second quarter of 2009 compared to the second quarter of 2008. The change in interest income was due primarily to decreases in interest earned on net loans. Home Savings had a decrease in the average balance of net loans of $13.6 million and a reduction of 34 basis points in the rate earned on those loans during the second quarter of 2009 as compared to the same quarter in 2008. Also contributing to the change in interest income was a decrease in interest earned on available for sale securities, as the average balance of those assets declined by $60.4 million and the yield earned on those securities decreased by 43 basis points.
Total interest expense decreased $4.6 million for the quarter ended June 30, 2009, as compared to the same quarter last year. The change was due primarily to reductions of $2.4 million in interest paid on deposits, $1.6 million in interest paid on Federal Home Loan Bank advances and $526,000 in interest paid on repurchase agreements and other borrowings. The overall decrease in interest expense is attributable to a decline in the average outstanding balances of interest bearing checking accounts of $101.2 million, as well as a reduction of 110 basis points in the cost of those liabilities. Furthermore, Home Savings experienced a decline in the cost of certificates of deposit of 55 basis points despite an increase in the average balance of those deposits of $65.5 million. These declines were partially offset by an increase in the average balance of savings accounts of $12.3 million, along with an increase in the cost of those deposits of 3 basis points.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $117.7 million, as well as a rate decrease on those borrowings of 97 basis points in the second quarter of 2009 compared to the same quarter in 2008. The rate on short term advances from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to keep the Federal Funds rate low over the past year. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the average balances of $45.3 million and a decline in the rate paid on these alternative borrowings of 21 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the second quarter of last year. The interest rate spread for the three months ended June 30, 2009, grew to 2.81% compared to 2.60% for the quarter ended June 30, 2008. The net interest margin increased 18 basis points to 3.12% for the three months ended June 30, 2009 compared to 2.94% for the same quarter in 2008.

	For the Three Months Ended June 30,
	2009 vs. 2008
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,832)	$(2,027)	$(3,859)
Loans held for sale	41	87	128
Investment securities:
Trading	(1)	(1)	(2)
Available for sale	(313)	(694)	(1,007)
Federal Home Loan Bank stock	(64)	10	(54)
Other interest earning assets	(67)	48	(19)

Total interest earning assets	$(2,236)	$(2,577)	$(4,813)

Interest bearing liabilities:
Savings accounts	14	14	28
Checking accounts	(1,114)	(467)	(1,581)
Certificates of deposit	(1,676)	793	(883)
Federal Home Loan Bank advances	(854)	(768)	(1,622)
Repurchase agreements and other	(79)	(447)	(526)

Total interest bearing liabilities	$(3,709)	$(875)	(4,584)

Change in net interest income			$(229)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $9.1 million, to $12.3 million for the three months ended June 30, 2009, compared to $3.2 million for the same period in 2008. The $12.3 million provision was primarily the result of the recurring assessments of the portfolio.
Non-interest Income. Non-interest income increased $3.3 million to $6.2 million for the three months ended June 30, 2009, from $2.9 million for the three months ended June 30, 2008, primarily as a result of higher gains recognized on the sale of securities available for sale, and higher gains recognized on the sale of loans. The gains recognized on the sale of available for sale securities were the result of the sale of approximately $46.1 million in mortgage-backed securities for a gain of $1.4 million. The Company used the proceeds of the sale to partially fund the purchase of $72.0 million of mortgage-backed securities and agency securities. The $1.4 million increase in gains on loans sold is primarily a result of the volume of originations during the period, as customers continued to take advantage of low interest rates.
Non-interest Expense. Total non-interest expense increased $2.0 million for the three months ended June 30, 2009, compared to the three months ended June 30, 2008. The increase is due primarily to increased Federal deposit insurance premiums of $2.7 million, due largely to a one-time special assessment, which amounted to $1.2 million for Home Savings, passed along to member banks by the FDIC and the enforcement actions of the OTS, the FDIC, and the Ohio Division. Contributing to the increase in non-interest expenses were expenses required to maintain real estate owned and other repossessed assets during the second quarter of 2009 as compared to the second quarter of 2008. Expenses to maintain other real estate owned are expected to remain high through the rest of 2009 due to the increase in the number of properties acquired by Home Savings in resolving nonperforming loans, as well as legal expenses and other collection expenses associated with Home Savings’ nonperforming loans.

Comparison of Operating Results for the Six Months Ended
June 30, 2009 and June 30, 2008
Net Income. United Community recognized net income for the six months ended June 30, 2009, of $356,000 million, or $0.01 per diluted share, compared to net income of $6.8 million, or $0.24 per share, for the six months ended June 30, 2008. Compared with the first half of 2008, net interest income increased $1.6 million, the provision for loan losses increased $15.0 million, non-interest income decreased $231,000, and non-interest expense increased $3.5 million. United Community’s annualized return on average assets and return on average equity were 0.03% and 0.29%, respectively, for the six months ended June 30, 2009. The annualized return on average assets and return on average equity for the comparable period in 2008 were 0.49% and 4.77%, respectively.
Net Interest Income. Net interest income for the six months ended June 30, 2009, was $37.4 million compared to $35.9 million for the same period last year. Both interest income and interest expense decreased with a smaller decline in interest income. Interest income decreased $10.0 million in the first six months of 2009 compared to the first six months of 2008. The change in interest income was due primarily to a decrease in interest earned on net loans. Home Savings had a decrease in the average balance of net loans of $126.2 million and a reduction of 44 basis points in the rate earned on those loans during the first half of 2009 as compared to the same period in 2008. Also contributing to the change in interest income was a decrease in interest earned on available for sale securities, as the average balance of those assets declined by $42.2 million and the yield earned on those securities decreased 36 basis points.
Total interest expense decreased $11.6 million for the six months ended June 30, 2009, as compared to the same period last year. The change was primarily due to reductions of $6.8 million in interest paid on deposits, $3.5 million in interest paid on Federal Home Loan Bank advances and $1.3 million in interest paid on repurchase agreements and other borrowings. The overall decrease in interest expense is attributable to a decline in the average balances of interest bearing checking accounts of $79.6 million as well as a reduction of 130 basis points in the cost of those liabilities. Furthermore, Home Savings experienced a decline in the cost of certificates of deposit of 74 basis points despite an increase in the average balance of those deposits of $36.3 million. These declines were offset partially by an increase in the average balance of savings accounts of $11.7 million along with an increase in the cost of those deposits of seven basis points.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $78.6 million, as well as a rate decrease on those borrowings of 131 basis points in the first six months of 2009 compared to the first six months of 2008. The rate on short term advances from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to keep the Federal Funds rate low over the past year. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the average balances of $40.2 million and a decline in the rate paid on these alternative borrowings of 66 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first six months of last year. The interest rate spread for the six months ended June 30, 2009, grew to 2.78% compared to 2.40% for the six months ended June 30, 2008. The net interest margin increased 31 basis points to 3.08% for the six months ended June 30, 2009, compared to 2.77% for the same period in 2008.

	For the Six Months Ended June 30,
	2009 vs. 2008
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(4,799)	$(3,801)	$(8,600)
Loans held for sale	10	193	203
Investment securities:
Trading	—	(1)	(1)
Available for sale	(493)	(985)	(1,478)
Federal Home Loan Bank stock	(111)	24	(87)
Other interest earning assets	(92)	45	(47)

Total interest earning assets	$(5,485)	$(4,525)	$(10,010)

Interest bearing liabilities:
Savings accounts	64	26	90
Checking accounts	(2,579)	(858)	(3,437)
Certificates of deposit	(4,331)	857	(3,474)
Federal Home Loan Bank advances	(2,286)	(1,170)	(3,456)
Repurchase agreements and other	(467)	(825)	(1,292)

Total interest bearing liabilities	$(9,599)	$(1,970)	(11,569)

Change in net interest income			$1,559

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased by $15.0 million to $20.8 million for the six months ended June 30, 2009, compared to $5.7 million for the same period in 2008. The $20.8 million provision was primarily the result of management’s recurring assessment of the portfolio.
Non-interest Income. Non-interest income decreased $231,000 to $8.9 million for the six months ended June 30, 2009, from $9.2 million for the six months ended June 30, 2008, primarily as a result of higher losses attributable to real estate owned and other repossessed assets acquired in the settlement of loans, lower fees earned in Home Savings’ non-deposit investment income program, the additional write down of $26,000 for the Fannie Mae auction rate pass through trust security held by Home Savings and the write down of $124,000 on equity securities owned by United Community.
Non-interest Expense. Total non-interest expense increased $3.5 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The increase is primarily due to increased Federal deposit insurance premiums of $4.5 million, due largely to a special assessment of $1.2 million for Home Savings, imposed by the FDIC on member banks in the second quarter of 2009 as well as the enforcement actions of the OTS, the FDIC, and the Ohio Division. Contributing to the increase in non-interest expenses were expenses required to maintain real estate owned and other repossessed assets during the first six months of 2009 as compared to the first six months of 2008. Federal deposit insurance premiums are expected to aggregate $8.3 million for all of 2009, based in part on the enforcement actions and recent legislation. Expenses to maintain other real estate owned are expected to remain high through the rest of 2009 due to the increase in the number of properties acquired by Home Savings in resolving nonperforming loans, as well as legal expenses and other collection expenses associated with Home Savings’ nonperforming loans.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 2009 and 2008. Average balance calculations were based on daily balances.

	Three Months Ended June 30,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$2,075,751	$30,076	5.80%	$2,211,825	$33,935	6.14%
Net loans held for sale	17,658	216	4.89%	9,867	88	3.57%
Investment securities:
Trading	—	—	—%	297	2	2.69%
Available for sale	250,655	2,796	4.46%	311,102	3,803	4.89%
Federal Home Loan Bank stock	26,464	294	4.44%	25,768	348	5.40%
Other interest-earning assets	21,696	9	0.17%	13,828	28	0.81%

Total interest-earning assets	2,392,224	33,391	5.58%	2,572,687	38,204	5.94%
Noninterest-earning assets	133,688			156,459
Assets of discontinued operations	512			22,068

Total assets	$2,526,424			$2,751,214

Interest-bearing liabilities:
Checking accounts	$376,696	$1,012	1.07%	$477,881	$2,593	2.17%
Savings accounts	194,703	223	0.46%	182,425	195	0.43%
Certificates of deposit	1,144,895	10,839	3.79%	1,079,399	11,722	4.34%
Federal Home Loan Bank advances	298,538	1,569	2.10%	416,205	3,191	3.07%
Repurchase agreements and other	108,563	1,061	3.91%	153,893	1,587	4.12%

Total interest-bearing liabilities	2,123,395	14,704	2.77%	2,309,803	19,288	3.34%

Noninterest-bearing liabilities	152,622			149,638
Liabilities of discontinued operations	4,311			6,130

Total liabilities	2,280,328			2,465,571
Equity	246,096			285,643

Total liabilities and equity	$2,526,424			$2,751,214

Net interest income and interest rate spread		$18,687	2.81%		$18,916	2.60%

Net interest margin			3.12%			2.94%
Average interest-earning assets to average interest-bearing liabilities			112.66%			111.38%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six month periods ended June 30, 2009 and 2008. Average balance calculations were based on daily balances.

	Six Months Ended June 30,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$2,117,111	$61,143	5.78%	$2,243,330	$69,743	6.22%
Net loans held for sale	20,897	479	4.58%	12,443	276	4.44%
Investment securities:
Trading	—	—	—%	305	1	0.66%
Available for sale	245,185	5,566	4.54%	287,433	7,044	4.90%
Federal Home Loan Bank stock	26,464	593	4.48%	25,603	680	5.31%
Other interest-earning assets	20,320	38	0.37%	15,334	85	1.11%

Total interest-earning assets	2,429,977	67,819	5.58%	2,584,448	77,829	6.02%
Noninterest-earning assets	135,426			150,473
Assets of discontinued operations	2,069			21,304

Total assets	$2,567,472			$2,756,225

Interest-bearing liabilities:
Checking accounts	$375,909	$2,214	1.18%	$455,511	$5,651	2.48%
Savings accounts	191,154	468	0.49%	179,441	378	0.42%
Certificates of deposit	1,160,376	22,043	3.80%	1,124,077	25,517	4.54%
Federal Home Loan Bank advances	324,339	3,427	2.11%	402,967	6,883	3.42%
Repurchase agreements and other	116,391	2,251	3.87%	156,561	3,543	4.53%

Total interest-bearing liabilities	2,168,169	30,403	2.80%	2,318,557	41,972	3.62%

Noninterest-bearing liabilities	149,911			148,146
Liabilities of discontinued operations	3,541			5,312

Total liabilities	2,321,621			2,472,015
Equity	245,851			284,210

Total liabilities and equity	$2,567,472			$2,756,225

Net interest income and interest rate spread		$37,416	2.78%		$35,857	2.40%

Net interest margin			3.08%			2.77%
Average interest-earning assets to average interest-bearing liabilities			112.08%			111.47%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. Due to the current low level of treasury rates, values for a decline in rates of 100, 200 and 300 basis points are not calculated for the quarter ended June 30, 2009. As noted, for the quarter ended June 30, 2009, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter ended June 30, 2009
NPV as % of portfolio value of assets				Next 12 months net interest income
					(Dollars in thousands)
Change					Internal policy
in rates		Internal policy			limitations on
(Basis		limitations as	Change in		maximum	%
points)	NPV Ratio	to minimum %	%	$ Change	change	Change
+300	6.83%	6.00%	(2.48)%	$(4,553)	(15.00)%	(5.80)%
+200	8.18	7.00	(1.13)	(2,510)	(10.00)	(3.20)
+100	9.05	7.00	(0.26)	(830)	(5.00)	(1.06)
Static	9.31	8.00	—	—	—	—

Year Ended December 31, 2008
NPV as % of portfolio value of assets				Next 12 months net interest income
Change					(Dollars in thousands)
in rates		Internal policy	Change in		Internal policy	%
(Basis points)	NPV Ratio	limitations	%	$ Change	limitations	Change

+300	7.37%	5.00%	(1.38)%	$(1,879)	(15.00)%	(2.48)%
+200	8.35	6.00	(0.40)	(734)	(10.00)	(0.97)
+100	8.99	6.00	0.24	60	(5.00)	0.08
Static	8.75	7.00	—	—	—	—
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
In the last twelve months, Home Savings has experienced the positive impact of a steeper yield curve. The net interest margin continues to improve as certificates of deposit reprice at lower levels supported by loan yields that have stabilized.

ITEM 4.	Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2009. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures are effective. During the quarter ended June 30, 2009, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to affect materially United Community’s internal controls over financial reporting.

PART II. OTHER INFORMATION
UNITED COMMUNITY FINANCIAL CORP.

ITEM 1.	Legal Proceedings
United Community and its subsidiaries are parties to litigation arising in the normal course of business. While it is impossible to determine the ultimate resolution of these contingent matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

ITEM 1A.	Risk Factors
There have been no significant changes in United Community’s risk factors as outlined in United Community’s Form 10-K for the period ended December 31, 2008.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There have been no purchases of treasury shares during the quarter ended June 30, 2009.

ITEM 4.	Submission of Matters to a Vote of Security Holders
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
The shareholders also ratified the selection of Crowe Horwath LLP as auditors for the 2009 fiscal year by the following vote:

For	Against	Abstain
21,860,718	844,897	494,794

ITEM 6.	Exhibits
Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

10	Material Contracts

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: August 7, 2009	/S/ Douglas M. McKay
Douglas M. McKay
Chairman, President and Chief Executive Officer

Date: August 7, 2009	/S/ James R. Reske
James R. Reske, CFA
Treasurer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
Exhibit 3.1
Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission (SEC), Exhibit 3.1.
Exhibit 3.2
Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.
EXHIBIT INDEX

Exhibit Number	Description

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

10	Material Contracts

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer