Form 10-Q
period 2009-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2009-11-09
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,897,826 common shares as of October 31, 2009.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$20,736	$21,745
Federal funds sold and other	17,222	21,672

Total cash and cash equivalents	37,958	43,417

Securities:
Available for sale, at fair value	296,461	215,731
Loans held for sale	73,924	16,032
Loans, net of allowance for loan losses of $38,845 and $35,962, respectively	1,919,803	2,203,453
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	23,899	25,015
Accrued interest receivable	8,853	10,082
Real estate owned and other repossessed assets	27,607	29,258
Core deposit intangible	712	884
Cash surrender value of life insurance	25,904	25,090
Assets of discontinued operations—Butler Wick Corp.	—	5,562
Other assets	20,600	17,085

Total assets	$2,462,185	$2,618,073

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,640,411	$1,779,676
Non-interest bearing	115,092	106,255

Total deposits	1,755,503	1,885,931
Borrowed funds:
Federal Home Loan Bank advances	347,775	337,603
Repurchase agreements and other borrowings	95,934	125,269

Total borrowings	443,709	462,872
Advance payments by borrowers for taxes and insurance	12,950	19,806
Accrued interest payable	2,078	3,077
Liabilities of discontinued operations—Butler Wick Corp.	—	2,388
Accrued expenses and other liabilities	12,019	9,076

Total liabilities	2,226,259	2,383,150

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 30,897,825 shares outstanding	145,568	146,439
Retained earnings	164,936	165,447
Accumulated other comprehensive income	4,654	3,635
Unearned employee stock ownership plan shares	(6,277)	(7,643)
Treasury stock, at cost, 6,906,632 shares	(72,955)	(72,955)

Total shareholders’ equity	235,926	234,923

Total liabilities and shareholders’ equity	$2,462,185	$2,618,073

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
Interest income
Loans	$29,389	$33,503	$90,532	$103,246
Loans held for sale	99	76	578	352
Securities:
Trading	—	2	—	3
Available for sale	2,925	3,781	8,491	10,826
Federal Home Loan Bank stock dividends	330	352	923	1,032
Other interest earning assets	12	34	50	119

Total interest income	32,755	37,748	100,574	115,578
Interest expense
Deposits	11,037	14,451	35,762	46,007
Federal Home Loan Bank advances	1,348	3,069	4,775	9,952
Repurchase agreements and other	965	1,421	3,216	4,964

Total interest expense	13,350	18,951	43,753	60,923

Net interest income	19,405	18,797	56,821	54,655
Provision for loan losses	5,579	8,995	26,334	14,709

Net interest income after provision for loan losses	13,826	9,802	30,487	39,946

Non-interest income
Non-deposit investment income	366	419	1,074	1,329
Service fees and other charges	2,012	2,103	6,245	6,391
Net gains (losses):
Securities available for sale	481	—	1,863	988
Other than temporary impairment charges on securities available for sale	(572)	(5,029)	(722)	(5,029)
Trading securities	—	(14)	—	(38)
Mortgage banking income	559	292	3,487	2,871
Real estate owned and other repossessed assets sold	(3,964)	(1,156)	(6,301)	(2,830)
Other income	1,237	1,011	3,421	3,122

Total non-interest income	119	(2,374)	9,067	6,804

Non-interest expense
Salaries and employee benefits	7,558	8,228	23,345	26,288
Goodwill impairment charge	—	33,593	—	33,593
Occupancy	915	910	2,798	2,757
Equipment and data processing	1,578	1,839	4,968	5,108
Franchise tax	537	472	1,684	1,596
Advertising	261	302	677	784
Amortization of core deposit intangible	54	69	172	220
Deposit insurance premiums	1,531	1,546	6,254	1,816
Professional fees	951	885	2,574	2,136
Real estate owned and other repossessed asset expenses	527	449	2,282	1,536
Other expenses	1,473	1,224	4,232	3,807

Total non-interest expenses	15,385	49,517	48,986	79,641

Loss before income taxes and discontinued operations	(1,440)	(42,089)	(9,432)	(32,891)
Income tax benefit	(573)	(3,132)	(3,972)	(3)

Net loss before discontinued operations	(867)	(38,957)	(5,460)	(32,888)
Discontinued operations
Net income of Butler Wick Corp., net of tax	—	403	4,949	1,106

Net loss	$(867)	$(38,554)	$(511)	$(31,782)

(Continued)

(Continued)
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)

Comprehensive income (loss)	$1,163	$(35,135)	$508	$(32,688)
Earnings (loss) per share
Basic—continuing operations	$(0.03)	$(1.32)	$(0.19)	$(1.12)
Basic—discontinued operations	—	0.01	0.17	0.04
Basic	(0.03)	(1.31)	(0.02)	(1.08)
Diluted—continuing operations	(0.03)	(1.32)	(0.19)	(1.12)
Diluted—discontinued operations	—	0.01	0.17	0.04
Diluted	(0.03)	(1.31)	(0.02)	(1.08)
See notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(Dollars in thousands, except share data)

Balance December 31, 2008	30,898	$146,439	$165,447	$3,635	$(7,643)	$(72,955)	$234,923
Comprehensive income:
Net loss			(511)				(511)
Change in net unrealized gain on securities, net of tax expense of $549				1,019			1,019

Comprehensive income							508
Shares allocated to ESOP participants		(946)			1,366		420
Stock based compensation		75					75

Balance September 30, 2009	30,898	$145,568	$164,936	$4,654	$(6,277)	$(72,955)	$235,926

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss	$(511)	$(31,782)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	26,334	14,709
Mortgage banking income	(3,487)	(2,871)
Net losses on real estate owned and other repossessed assets sold	6,301	2,830
Net gains on other assets sold	(17)	(944)
Other than temporary impairment of securities available for sale	722	5,029
Amortization of premiums and accretion of discounts	2,148	1,304
Depreciation and amortization	1,640	1,919
Federal Home Loan Bank stock dividends	—	(1,032)
Decrease in interest receivable	1,229	2,016
Decrease in interest payable	(999)	(2,663)
Goodwill impairment charge	—	33,593
(Increase) decrease in prepaid and other assets	(4,977)	7,163
Increase (decrease) in other liabilities	2,266	(10,970)
Decrease in trading securities	—	274
Stock based compensation	75	150
Net principal disbursed on loans originated for sale	(295,926)	(127,407)
Proceeds from sale of loans originated for sale	311,363	209,989
ESOP Compensation	420	1,244
Operating cash flows from discontinued operations	(4,949)	(1,052)

Net cash from operating activities	41,632	101,499

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	42,139	45,408
Proceeds from sale of:
Securities available for sale	73,630	49,399
Real estate owned and other repossessed assets	11,459	10,884
Purchases of:
Securities available for sale	(196,295)	(157,065)
Net change in loans	172,872	23,891
Loans purchased	(2,090)	(73,823)
Purchases of premises and equipment	(482)	(540)
Investing cash flows from discontinued operations	8,123	2,690

Net cash from investing activities	109,356	(99,156)

Cash Flows from Financing Activities
Net increase (decrease) in checking, savings and money market accounts	38,612	(34,622)
Net (decrease) increase in certificates of deposit	(169,040)	76,490
Net decrease in advance payments by borrowers for taxes and insurance	(6,856)	(6,086)
Proceeds from Federal Home Loan Bank advances	652,400	581,000
Repayment of Federal Home Loan Bank advances	(642,228)	(599,819)
Net change in repurchase agreements and other borrowed funds	(29,335)	(14,437)
Cash dividends paid	—	(4,064)
Financing cash flows from discontinued operations	—	(3,194)

Net cash from financing activities	(156,447)	(4,732)

Change in cash and cash equivalents	(5,459)	(2,389)
Cash and cash equivalents, beginning of period	43,417	33,502

Cash and cash equivalents, end of period	$37,958	$31,113

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
United Community Financial Corp. (United Community or the Company) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings. Home Savings, a state-chartered savings bank, conducts business from its main office located in Youngstown, Ohio, 39 full-service branches and six loan production offices located throughout Ohio and western Pennsylvania.
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
The results of operations for the nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the year ending December 31, 2009. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2008, contained in United Community’s Form 10-K for the year ended December 31, 2008.
Management has evaluated events occurring subsequent to the balance sheet date through November 9, 2009, determining no events require adjustment to or additional disclosure in the consolidated financial statements.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
2. REGULATORY ENFORCEMENT ACTION
On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to Issuance of Order to Cease and Desist (OTS Order) with the OTS. Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (Bank Order) with the FDIC and the Ohio Division. Because of the consent to the Bank Order, Home Savings is deemed ‘adequately capitalized’ for regulatory capital purposes, as discussed in Note 17 of the Consolidated Financial Statements.
United Community and Home Savings believe they are in full compliance with the OTS Order and Bank Order, however, some provisions require ongoing monitoring and testing.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Income
Interest income	$—	$174	$32	$590
Brokerage commissions	—	6,402	—	19,132
Service fees and other charges	—	1,410	1,287	4,582
Underwriting and investment banking	—	484	—	718
Gain on the sale of Butler Wick Trust	—	—	7,904	—
Other income	—	42	—	208

Total income	—	8,512	9,223	25,230
Expenses
Interest expense on borrowings	—	56	—	177
Salaries and employee benefits	—	5,909	1,198	17,480
Occupancy expenses	—	372	68	1,145
Equipment and data processing	—	633	84	1,839
Other expenses	—	922	258	2,861

Total expenses	—	7,892	1,608	23,502

Income before taxes	—	620	7,615	1,728
Income tax	—	217	2,666	622

Net income	$—	$403	$4,949	$1,106

4. RECENT ACCOUNTING DEVELOPMENTS
Accounting for Business Combinations: United Community adopted new guidance impacting Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 805, Business Combinations (SFAS 141(R), “Business Combinations”), on January 1, 2009. This guidance was issued with the objective to improve the comparability of information that a company provides in its financial statements related to a business combination. This new guidance establishes principles and requirements for how the acquirer: (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance does not apply to combinations between entities under common control. The Company’s adoption of the new guidance had no impact on United Community’s financial statements.
Noncontrolling Interests in Consolidated Financial Statements: United Community adopted new guidance impacting FASB ASC 810-10, Consolidation (SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”), on January 1, 2009. A noncontrolling interest, also known as a “minority interest”, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. This guidance was issued with the objective to improve upon the consistency of financial information that a company provides in its consolidated financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company’s adoption of the new guidance did not have a material impact on United Community’s consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities: United Community adopted new guidance impacting FASB ASC 815-10, Derivatives and Hedging (SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities”), on January 1, 2009. This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and therefore should improve the transparency of financial reporting, and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company’s adoption of the new guidance did not have a material impact on United Community’s consolidated financial statements.
Subsequent Events: United Community adopted FASB ASC 855, Subsequent Events (SFAS No. 165 “Subsequent Events”), on June 30, 2009. This guidance establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Company’s adoption of this guidance did not have a material impact on United Community’s consolidated financial statements.
Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly: In April 2009, the FASB issued new guidance impacting FASB ASC 820, Fair Value Measurements and Disclosures (FASB Staff Position (FSP) FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”). This provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This also includes guidance on identifying circumstances that indicate a transaction is not orderly. The Company’s adoption of the new guidance did not have a material impact on United Community’s consolidated financial statements. See Note 11 to the Consolidated Financial Statements for disclosures required by this new guidance.
Interim Disclosures about Fair Value of Financial Instruments: United Community adopted new guidance impacting FASB ASC 825-10-50, Financial Instruments (FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”), effective June 30, 2009. This guidance amended existing GAAP to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company’s adoption of the new guidance did not have a material impact on United Community’s consolidated financial statements. See Note 11 to the Consolidated Financial Statements for disclosures required by this new guidance.
Recognition and Presentation of Other-Than-Temporary Impairments: In April 2009, the FASB issued new guidance impacting FASB ASC 320-10, Investments — Debt and Equity Securities (FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”). This guidance amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The Company’s adoption of the new guidance did not have a material impact on United Community’s consolidated financial statements.
Recently Issued but not yet Effective Accounting Pronouncements:
Accounting for Transfers of Financial Assets: In June 2009, FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.” This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The new guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (for United Community this will be as of January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Management is still evaluating the impact of this accounting standard.
Amendments to FASB Interpretation No. 46(R): In June 2009, FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R).” The objective of this new guidance is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This guidance will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 (for United Community, this will be as of January 1, 2010), for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Management is still evaluating the impact of this accounting standard.

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
The 1999 Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The incentive plan provides that option prices will not be less than the fair market value of the share at the grant date. The maximum number of common shares that may be issued under the plan is 3,569,766. There were 312,000 stock options granted in the first six months of 2009 under the 1999 plan, however, no additional options may be issued under the 1999 Plan. All of the previous options awarded became exercisable on the date of grant. For the options granted in 2009, one third of the total options granted become exercisable on December 31, 2009, 2010 and 2011. The option period for each grant expires 10 years from the date of grant.
On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 32,000 stock options granted in the first nine months of 2009 and there were 243,721 stock options granted in 2008 under the 2007 Plan. All of the options awarded in 2008 became exercisable on the date of grant. For the options granted in 2009, one third of the total options granted become exercisable on December 31, 2009, 2010 and 2011. The option period for each grant expires 10 years from the date of grant.
A summary of activity in the plans is as follows:

	For the nine months ended September 30, 2009
			Aggregate
		Weighted	intrinsic
		average	value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	2,092,128	$9.08
Granted	344,000	1.85
Exercised	—	—
Forfeited	(232,790)	9.17

Outstanding at end of period	2,203,338	$7.94	$11

Options exercisable at end of period	1,859,338	$9.41	$4

Information related to the stock option plans during the year follows (dollars in thousands, except per share amount):

September 30,
2009
Intrinsic value of options exercised	$—
Cash received from option exercises	—
Tax benefit realized from option exercises	—
Weighted average fair value of options granted, per share	1.08
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions noted in the table below. Expected volatilities are based on historical volatilities of United Community’s common shares. United Community uses historical data to estimate option exercises and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	May 8,	June 25,	August 7,	September 23,
	2009	2009	2009	2009
Risk-free interest rate	2.15%	2.58%	2.84%	2.40%
Expected term (years)	5	5	5	5
Expected stock volatility	67.4	67.8	76.7	77
Dividend yield	0.00%	0.00%	0.00%	0.00%
Outstanding stock options have a weighted average remaining life of 4.84 years and may be exercised in the range of $1.30 to $12.38.
6. SECURITIES
United Community categorizes securities as available for sale and trading. Components of the available for sale portfolio are as follows:

	September 30, 2009
		(Dollars in thousands)
		Gross	Gross
	Fair	Unrealized	Unrealized	Amortized
	Value	Gains	Losses	Cost
U.S. Treasury and government sponsored entities’ securities	$49,066	$354	$(32)	$48,744
Equity securities	631	104	—	527
Mortgage-backed securities	246,764	6,229	(15)	240,550

Total	$296,461	$6,687	$(47)	$289,821

	December 31, 2008
	(Dollars in thousands)
		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
U.S. Treasury and government sponsored entities’ securities	$27,170	$865	$—
Equity securities	910	70	(411)
Mortgage-backed securities	187,651	4,527	(107)

Total	$215,731	$5,462	$(518)

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	(Dollars in thousands)
	Fair	Amortized
	Value	Cost
Due in one year or less	$520	$499
Due after one year through five years	40,092	40,076
Due after five years through ten years	8,454	8,169
Mortgage-backed securities	246,764	240,550

Total	$295,830	$289,294

Home Savings holds in its available for sale securities portfolio a Fannie Mae auction rate pass through trust security with an original cost basis of $5.0 million. This security represents an interest in a trust that is collateralized with Fannie Mae non-cumulative preferred stock. The market value of the security held by the Company declined following the September 7, 2008 announcement of the appointment of a conservator for Fannie Mae. Because the effects of the conservatorship may trigger the redemption provisions of the trust, United Community’s management determined it was necessary for the Company to recognize a write-down of $4.9 million in 2008 and an additional write-down of $26,000 in the first quarter of 2009.
The Company owns equity investments in the common shares of several financial institutions. A write-down of the Company’s equity investment in the common shares of three financial institutions of $1.2 million was recognized in 2008. The Company determined that in the first quarter of 2009, further deterioration of the investment in one of those financial institutions caused the need to recognize an additional loss of $124,000. The deterioration was a result of recent regulatory enforcement actions imposed on that institution by its regulatory authorities. In the third quarter of 2009, an impairment charge aggregating $573,000 was necessary as a result of several securities trading below cost for a period of twelve months or more.
Securities pledged for public funds deposits were approximately $406,000 at September 30, 2009, and $2.1 million at December 31, 2008. Securities sold under an agreement to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $107.2 million at September 30, 2009, and $131.5 million at December 31, 2008.
United Community had no securities classified as trading as of September 30, 2009 and December 31, 2008.
The following table summarizes the investment securities with unrealized losses at September 30, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	September 30, 2009
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$4,980	$(32)	$—	$—	$4,980	$(32)
Equity securities	—	—	—	—	—	—
Mortgage-backed securities	2,219	(9)	550	(6)	2,769	(15)

Total	$7,199	$(41)	$550	$(6)	$7,749	$(47)

Proceeds from sales and calls of securities available for sale were $27.6 million and $0 for the three months ended September 30, 2009 and 2008, respectively. Gross gains of $481,000 and $0 and gross losses of $0 and $0 were realized on these sales during 2009 and 2008, respectively.

Proceeds from sales and calls of securities available for sale were $73.6 million and $49.4 million for the nine months ended September 30, 2009 and 2008, respectively. Gross gains of $1.9 million and $988,000 and gross losses of $0 and $0 were realized on these sales during 2009 and 2008, respectively.
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary-impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model.
The first segment represents securities classified as available for sale or held to maturity. In evaluating this segment, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The second segment represents securities purchased that, on the purchase date, were rated below AA. The Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
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
As of September 30, 2009, the Company’s security portfolio consisted of 65 securities, five of which were in an unrealized loss position totaling $47,000.
Mortgage-backed Securities
At September 30, 2009, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.

7. LOANS
Portfolio loans consist of the following:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$771,891	$909,567
Multifamily residential	158,342	187,711
Nonresidential	407,853	375,463
Land	23,625	23,517
Construction:
One- to four-family residential	190,123	255,355
Multifamily and non-residential	13,675	35,797

Total real estate	1,565,509	1,787,410
Consumer	320,106	348,834
Commercial	71,727	101,489

Total loans	1,957,342	2,237,733
Less:
Allowance for loan losses	38,845	35,962
Deferred loan fees, net	(1,306)	(1,682)

Total	37,539	34,280

Loans, net	$1,919,803	$2,203,453

Changes in the allowance for loan loss are as follows:

	Three months ended	Nine months ended	Twelve months ended
	September 30,	September 30,	December 31,
	2009	2009	2008
	(Dollars in thousands)
Balance, beginning of period	$39,832	$35,962	$32,006
Provision for loan losses	5,579	26,334	25,329
Amounts charged off	(6,728)	(24,234)	(22,088)
Recoveries	162	783	715

Balance, end of period	$38,845	$38,845	$35,962

Non-accrual loans were $107.5 million and $98.3 million at September 30, 2009, and December 31, 2008, respectively. Restructured loans were $1.9 million at September 30, 2009 and $1.8 million at December 31, 2008. Loans greater than 90 days past due and still accruing interest were $4.3 million and $6.6 million at September 30, 2009 and December 31, 2008, respectively.

Impaired loans consist of the following:

	As of or for the	As of or for
	Nine Months Ended	the Year Ended
	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Impaired loans on which no specific valuation allowance was provided	$45,891	$43,256
Impaired loans on which a specific valuation allowance was provided	52,342	43,992

Total impaired loans at period-end	$98,233	$87,248

Specific valuation allowances on impaired loans at period-end	$7,545	$10,968
Average impaired loans during the period	92,740	85,812
Interest income recognized on impaired loans during the period	484	513
Interest income received on impaired loans during the period	484	513
8. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $991.6 million at September 30, 2009, and $921.0 million at December 31, 2008.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$5,562	$6,184
Originations	2,387	1,337
Amortized to expense	(1,999)	(1,959)

Balance, end of period	5,950	5,562
Less valuation allowance	(883)	(2,233)

Net balance	$5,067	$3,329

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Balance, beginning of year	$(2,233)	$(562)
Impairment charges	—	(2,233)
Recoveries	1,350	562

Balance, end of period	$(883)	$(2,233)

Fair value of mortgage servicing rights as of September 30, 2009 was approximately $6.2 million and at December 31, 2008 was $3.9 million.

Key economic assumptions in measuring the value of mortgage servicing rights at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
Weighted average prepayment rate	433 PSA	644 PSA
Weighted average life (in years)	3.49	3.34
Weighted average discount rate	8%	8%
9. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Real estate owned and other repossessed assets at September 30, 2009 and December 31, 2008 were as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)

Real estate owned and other repossessed assets	$34,281	$32,012
Valuation allowance	(6,674)	(2,754)

End of period	$27,607	$29,258

Activity in the valuation allowance was as follows:

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Beginning of year	$2,754	$—
Additions charged to expense	6,220	3,753
Direct write-downs	(2,300)	(999)

End of period	$6,674	$2,754

Expenses related to foreclosed and repossessed assets include:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Net loss on sales	$137	$662	$1,287	$938
Provision for unrealized losses	3,827	494	5,014	1,892
Operating expenses, net of rental income	527	449	2,282	1,536

Total expenses	$4,491	$1,605	$8,583	$4,366

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
Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,
	2009	2008
	(Dollars in thousands)

Service cost	$—	$—
Interest cost	47	49
Expected return on plan assets	—	—
Net amortization of prior service cost	—	(1)
Net amortization of actuarial gain	(4)	(3)

Net periodic benefit cost	$43	$45

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)

Service cost	$—	$—
Interest cost	141	145
Expected return on plan assets	—	—
Net amortization of prior service cost	—	(1)
Net amortization of actuarial gain	(12)	(9)

Net periodic benefit cost	$129	$135

11. FAIR VALUE MEASUREMENT
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Furthermore, a fair value hierarchy is established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Three levels of inputs that are used to measure fair values:
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$49,066	$—	$49,066	$—
Equity securities	631	631	—	—
Mortgage-backed securities	246,764	—	246,764	—

Fair Value Measurements at December 31, 2008 Using:
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)
Assets:
Available for sale securities	$215,731	$809	$214,922	$—
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$44,797	—	—	$44,797
Mortgage servicing assets	2,741	—	2,741	—
Foreclosed assets	16,978	—	—	16,978

		Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$33,024	—	—	$33,024
Mortgage servicing rights	2,421	—	2,421	—
Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $52.3 million at September 30, 2009, with a specific valuation allowance of $7.5 million, resulting in additional provision for loan losses of $4.0 million during the period.
Mortgage servicing rights had a carrying amount of $6.0 million with a valuation allowance of $883,000, at September 30, 2009, and are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.
Foreclosed assets, carried at fair value, which are measured for impairment using the fair value of the property less estimated selling costs, had a carrying amount of $23.7 million, with a valuation allowance of $6.7 million at September 30, 2009.
In accordance with generally accepted accounting principles, the carrying amounts and estimated fair values of financial instruments, at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$37,958	$37,958	$43,417	$43,417
Securities:
Available for sale	296,461	296,461	215,731	215,731
Loans held for sale	73,924	75,512	16,032	16,358
Loans, net	1,919,803	1,923,553	2,203,453	2,203,606
Federal Home Loan Bank stock	26,464	n/a	26,464	n/a
Accrued interest receivable	8,853	8,853	10,082	10,082
Liabilities:
Deposits:
Checking, savings and money market accounts	(699,288)	(699,288)	(660,675)	(660,675)
Certificates of deposit	(1,056,215)	(1,069,785)	(1,225,256)	(1,237,262)
Federal Home Loan Bank advances	(347,775)	(348,185)	(337,603)	(348,185)
Repurchase agreements and other	(95,934)	(106,934)	(125,269)	(138,862)
Advance payments by borrowers for taxes and insurance	(12,950)	(12,950)	(19,806)	(19,806)
Accrued interest payable	(2,078)	(2,078)	(3,077)	(3,077)
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
12. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	September 30,	September 30,
	2009	2008
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$44,752	$63,587
Income taxes	600	3,859
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	16,109	23,754
Transfers from loans to loans held for sale	69,842	—

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
Discontinued operations are essentially the results of operations from Butler Wick Corp. which were previously reported as a separate segment, investment services. Refer to Note 3 for a discussion on discontinued operations and its impact on segment reporting.
14. EARNINGS PER SHARE
Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 2,203,338 shares were anti-dilutive for the nine months ended September 30, 2009. There were 2,093,670 stock options for shares that were anti-dilutive for the nine months ended September 30, 2008. Earnings per share for 2008 have been adjusted to reflect a stock dividend declared in November 2008.

	Three Months Ended
	September 30,
	2009	2008
	(Dollars in thousands,
	except per share data)
Numerator:
Loss from continuing operations	$(867)	$(38,957)
Income from discontinued operations	—	403

Net loss	$(867)	$(38,554)

Denominator:
Weighted average common shares outstanding—basic	29,803	29,538
Dilutive effect of stock options	1	—

Weighted average common shares outstanding—dilutive	29,804	29,538

Basic earnings (loss) per share:
Basic loss per common share—continuing operations	$(0.03)	$(1.32)
Basic earnings per common share—discontinued operations	—	0.01
Basic loss per common share	(0.03)	(1.31)

Dilutive earnings (loss) per share:
Dilutive loss per common share—continuing operations	(0.03)	(1.32)
Dilutive earnings per common share—discontinued operations	—	0.01
Dilutive loss per common share	(0.03)	(1.31)

	Nine Months Ended
	September 30,
	2009	2008
	(Dollars in thousands,
	except per share data)
Numerator:
Loss from continuing operations	$(5,460)	$(32,888)
Income from discontinued operations	4,949	1,106

Net loss	$(511)	$(31,782)

Denominator:
Weighted average common shares outstanding—basic	29,702	29,407
Dilutive effect of stock options	—	—

Weighted average common shares outstanding—dilutive	29,702	29,407

Basic earnings (loss) per share:
Basic loss per common share—continuing operations	$(0.19)	$(1.12)
Basic earnings per common share—discontinued operations	0.17	0.04
Basic loss per common share	(0.02)	(1.08)

Dilutive earnings (loss) per share:
Dilutive loss per common share—continuing operations	(0.19)	(1.12)
Dilutive earnings per common share—discontinued operations	0.17	0.04
Dilutive loss per common share	(0.02)	(1.08)
15. BROKERED CERTIFICATES OF DEPOSIT
Brokered deposits represent funds which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered deposits without prior consent of the FDIC and Ohio Division. Home Savings had brokered deposits of $15.0 million with a weighted average rate of 4.10% at September 30, 2009. Home Savings had brokered deposits of $145.2 million with a weighted average rate of 3.77% at December 31, 2008.
16. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of gains on sales of securities and impairment charges of $722,000 at September 30, 2009, and $4.2 million at December 31, 2008.
Other comprehensive income (loss) components and related tax effects for the three and nine month periods are as follows:

	Three months ended
	September 30,	September 30,
	2009	2008
	(Dollars in thousands)
Unrealized holding gains on securities available for sale	$2,642	$5,260
Reclassification adjustment for gains realized in income	481	—

Net unrealized gains	3,123	5,260
Tax effect (35%)	(1,093)	(1,841)

Net of tax amount	$2,030	$3,419

	Nine months ended
	September 30,	September 30,
	2009	2008
	(Dollars in thousands)
Unrealized holding gains (losses) on securities available for sale	$(295)	$(2,382)
Reclassification adjustment for gains (losses) realized in income	1,863	988

Net unrealized gains (losses)	1,568	(1,394)
Tax effect (35%)	(549)	488

Net of tax amount	$1,019	$(906)

The following is a summary of accumulated other comprehensive income balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	September 30,
	2008	Change	2009
	(Dollars in thousands)
Unrealized gains on securities available for sale	$3,297	$1,019	$4,316
Unrealized gains on post-retirement benefits	338	—	338

Total	$3,635	$1,019	$4,654

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

	As of September 30, 2009
					To Be Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$236,941	13.03%	$145,505	8.00%	$181,881	10.00%
Tier 1 capital to risk-weighted assets	214,007	11.77%	*	*	109,128	6.00%
Tier 1 capital to average total assets	214,007	8.68%	98,613	4.00%	123,266	5.00%
Tangible capital to adjusted total assets	214,007	8.68%	36,980	1.50%	*	*

	As of December 31, 2008
					To Be Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$242,944	12.06%	$161,163	8.00%	$201,454	10.00%
Tier 1 capital to risk-weighted assets	217,630	10.80%	*	*	120,872	6.00%
Tier 1 capital to average total assets	217,630	8.20%	106,180	4.00%	132,724	5.00%
Tangible capital to adjusted total assets	217,630	8.20%	39,817	1.50%	*	*

*	Ratio is not required under regulations.
As of September 30, 2009 and December 31, 2008, the FDIC and OTS, respectively, categorized Home Savings as adequately capitalized pursuant to the Bank Order and OTS Order, as previously disclosed. The Bank Order provided for Home Savings to increase its Tier 1 leverage ratio to 8.0% and total risk-based capital ratio to 12.0% by December 31, 2008 and to maintain those minimums going forward. As depicted in the previous tables, Home Savings continues to exceed this requirement.
Management believes, as of September 30, 2009, that Home Savings meets all capital requirements to which it is subject, inclusive of the Bank Order. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the		At or For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	-0.14%	-5.57%	-0.03%	-1.54%
Return on average equity (3)	-1.45%	-54.84%	-0.28%	-14.96%
Interest rate spread (4)	3.04%	2.62%	2.86%	2.49%
Net interest margin (5)	3.32%	2.92%	3.16%	2.83%
Non-interest expense to average assets	2.49%	7.16%	2.58%	3.86%
Efficiency ratio (6)	65.02%	70.06%	68.72%	67.02%
Average interest-earning assets to average interest-bearing liabilities	112.39%	109.98%	112.18%	110.66%
Capital ratios:
Average equity to average assets	9.70%	10.17%	9.62%	10.29%
Equity to assets, end of period	9.58%	8.59%	9.58%	8.59%
Tier 1 leverage ratio	8.68%	7.43%	8.68%	7.43%
Tier 1 risk-based capital ratio	11.77%	9.86%	11.77%	9.86%
Total risk-based capital ratio	13.03%	11.78%	13.03%	11.78%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	5.92%	4.73%	5.92%	4.73%
Non-performing assets to average assets (8)	5.73%	4.58%	5.58%	4.61%
Non-performing assets to total assets at end of period	5.74%	4.65%	5.74%	4.65%
Allowance for loan losses as a percent of loans	1.98%	1.45%	1.98%	1.45%
Allowance for loan losses as a percent of nonperforming loans (7)	34.15%	31.23%	34.15%	31.23%
Texas ratio (9)	51.44%	47.39%	51.44%	47.39%
Total classified assets as a percent of Tier 1 capital	77.59%	61.03%	77.59%	61.03%
Net charge-offs as a percent of average loans	1.31%	0.84%	1.50%	0.80%
Total 90+ days past due as a percent of total loans	5.11%	4.28%	5.11%	4.28%
Office data:
Number of full service banking offices	39	39	39	39
Number of loan production offices	6	6	6	6
Per share data:
Basic earnings (loss) from continuing operations (10)	$(0.03)	$(1.32)	$(0.19)	$(1.12)
Basic earnings from discontinued operations (10)	—	0.01	0.17	0.04
Basic earnings (loss) (10)	(0.03)	(1.31)	(0.02)	(1.08)
Diluted earnings (loss) from continuing operations (9)	(0.03)	(1.32)	(0.19)	(1.12)
Diluted earnings from discontinued operations (10)	—	0.01	0.17	0.04
Diluted earnings (loss) (10)	(0.03)	(1.31)	(0.02)	(1.08)
Book value (11)	7.64	8.97	7.64	7.80
Tangible book value (12)	7.61	7.81	7.61	7.77

(1)	Ratios for the three and nine month periods are annualized where appropriate. Ratios for the period ending September 30, 2008 have been revised to reflect the impact of discontinued operations.

(2)	Net income divided by average total assets.

(3)	Net income divided by average total equity.

(4)	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities.

(5)	Net interest income as a percentage of average interest-earning assets.

(6)
Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities, other than temporary impairment charges and other.

(7)	Nonperforming loans consist of nonaccrual loans, loans past due ninety days and still accruing, and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans, real estate acquired in the settlement of loans and other repossessed assets.

(9)	Nonperforming assets divided by the sum of shareholders equity and the allowance for loan losses.

(10)	Net income divided by average number of basic or diluted shares outstanding.

(11)	Shareholders’ equity divided by number of shares outstanding.

(12)	Shareholders’ equity minus goodwill and core deposit intangible divided by the number of shares outstanding.

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
Comparison of Financial Condition at September 30, 2009 and December 31, 2008
Total assets decreased $155.9 million, or 6.0%, to $2.5 billion at September 30, 2009, compared to December 31, 2008. Contributing to the change were decreases in net loans of $283.7 million, cash and cash equivalents of $5.5 million, accrued interest receivable of $1.2 million and assets of discontinued operations of $5.6 million. These decreases were partially offset by increases in loans held for sale of $57.9 million, securities available for sale of $80.7 million, and other assets of $3.5 million.
Cash and cash equivalents decreased $5.5 million to $38.0 million at September 30, 2009, compared to $43.4 million at December 31, 2008. This change is primarily the result of an increase in checks awaiting deposit at the Federal Reserve Bank and cash maintained in Home Savings’ account at the Federal Reserve Bank. These increases were partially offset by a decrease in cash funding official checks written on behalf of customers.
Available for sale securities increased $80.7 million, or 37.4%, from December 31, 2008, to September 30, 2009. Home Savings purchased $196.3 million in mortgage-backed and agency securities during the first nine months of 2009 as part of a planned investment strategy to partially offset decreases in loan balances, as described below. The investment strategy also included the sale of approximately $73.6 million of mortgage-backed securities, which generated a gain of $1.9 million. Paydowns and maturities of $42.2 million at Home Savings and other than temporary impairment charges of $722,000 at United Community also contributed to the change in available for sale securities. The remaining difference is a result of changes in the market valuation of the portfolio, net of any amortization or accretion.
Net loans decreased $283.7 million from December 31, 2008, to September 30, 2009. Real estate loans decreased $221.9 million, consumer loans decreased $28.7 million, and commercial loans decreased $29.8 million. The decrease in real estate loans is attributable primarily to the strategic objective of reducing exposure to commercial and residential construction lending. Also affecting the decline was management’s decision to prepare for sale certain one-to four-family residential mortgage loans aggregating $69.8 million which were moved to loans held for sale at September 30, 2009. The proposed sale was considered for several reasons. First, the loans identified for sale in this transaction were 30-year fixed rate loans that had a weighted average coupon of 5.95%. United Community’s outlook for interest rates is for long term interest rates to begin increasing later in 2010 creating prepayment risk. In addition, the Federal Reserve Bank has stated that its program to purchase mortgage-backed securities will end by the end of March 2010. The removal of this liquidity may result in spreads widening on mortgages with associated pricing decreasing. Due to a lower interest rate environment, refinance activity accelerated, further contributing to the decline in one-to four-family loans.
The allowance for loan losses increased to $38.8 million, or 1.98% of the net loan portfolio and 34.15% of nonperforming loans as of September 30, 2009, up from $36.0 million or 1.61% of the net loan portfolio and 33.71% of nonperforming loans as of December 31, 2008. Loan loss provisions totaling $26.3 million during the nine months ended September 30, 2009 were partially offset by charge-offs totaling $24.2 million. The allowance for loan losses is a valuation allowance for probable credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the required allowance balance based on an analysis using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, general economic conditions in the market area and other factors. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers pools of loans and is based on historical loss experience adjusted for current factors, but the entire allowance is available for any loan or portion thereof that, in management’s judgment, should be charged-off.

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

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31,				September 30,
	2008	Provision	Recovery	Chargeoff	2009
Real Estate Loans
Permanent
One-to four-family residential	$4,986	$4,772	$55	$(4,043)	$5,770
Multifamily residential	2,344	1,475	3	(2,290)	1,532
Nonresidential	4,870	2,786	3	(2,783)	4,876
Land	585	61	—	—	646

Total	12,785	9,094	61	(9,116)	12,824

Construction Loans
One-to four-family residential	10,620	13,971	9	(8,815)	15,785
Multifamily and nonresidential	722	(394)	—	—	328

Total	11,342	13,577	9	(8,815)	16,113

Consumer Loans
Home Equity	1,386	2,438	1	(1,620)	2,205
Auto	242	4	14	(80)	180
Marine	1,504	134	331	(1,052)	917
Recreational vehicle	1,425	1,235	113	(1,393)	1,380
Other	313	301	251	(556)	309

Total	4,870	4,112	710	(4,701)	4,991

Commercial Loans
Secured	3,355	(158)	—	(1,017)	2,180
Unsecured	3,610	(291)	3	(585)	2,737

Total	6,965	(449)	3	(1,602)	4,917

Total	$35,962	$26,334	$783	$(24,234)	$38,845

Nonperforming loans consist of loans past due 90 days or more, loans past due less than 90 days that are on nonaccrual status and restructured loans. Nonperforming loans were $113.7 million, or 5.92% of net loans, at September 30, 2009, compared to $106.7 million, or 4.84% of net loans, at December 31, 2008. The schedule below summarizes the change in nonperforming loans for the first nine months of 2009.

	Nonperforming Loans
	(Dollars in thousands)
	September 30,	December 31,
	2009	2008	Change
Real Estate Loans
Permanent
One-to four-family residential	$25,808	$21,669	$4,139
Multifamily residential	5,612	8,724	(3,112)
Nonresidential	16,623	15,246	1,377
Land	5,168	4,840	328

Total	53,211	50,479	2,732

Construction Loans
One-to four-family residential	46,623	43,167	3,456
Multifamily and nonresidential	531	816	(285)

Total	47,154	43,983	3,171

Consumer Loans
Home Equity	3,226	2,312	914
Auto	148	154	(6)
Marine	1,150	2,614	(1,464)
Recreational vehicle	694	756	(62)
Other	35	33	2

Total	5,253	5,869	(616)

Commercial Loans
Secured	5,153	3,496	1,657
Unsecured	1,021	1,057	(36)

Total	6,174	4,553	1,621

Restructured Loans	1,949	1,797	152

Total Nonperforming Loans	$113,741	$106,681	$7,060

The $4.1 million increase in nonperforming loans secured by one-to four-family properties was primarily a result of an increase in the number of loans that have become 90 days or more past due. During the first nine months of the year, Home Savings has experienced an increase in the number of one-to four-family mortgage loans that became delinquent and subsequently went into nonaccrual status. The $3.2 million increase in nonperforming construction loans was substantially the result of five loans the Company placed in nonaccrual status that were not yet 90 or more days past due in the third quarter, offset partially by Home Savings taking into possession two properties located in western Pennsylvania in the second quarter of 2009. A large portion of the decrease in nonperforming multifamily residential loans can also be attributed to Home Savings taking into possession one property located in Michigan. The increase in nonperforming commercial secured loans was primarily a result of a loan secured by property in northeast Ohio becoming 90 days past due.
In the fourth quarter of 2008, Home Savings adopted the practice of determining the past due status of loans based on the number of days the loan is past due, rather than the number of calendar months the loan is past due. In the second quarter of 2009, Home Savings reverted to using the number of calendar months, which is more consistent with industry practice.

A loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and the loan is non-homogeneous in nature. Factors considered by management in determining impairment include payment status, collateral value, and the strength of guarantors (if any). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the market value of the loan. As shown in the following table, impaired loans increased to $98.2 million, or 12.6% at the end of September 2009, from December 2008. The largest increase was $6.1 million in one-to four-family residential construction loans.

	Impaired Loans
	(Dollars in thousands)
	September 30,	December 31,
	2009	2008	Change
Real Estate Loans
Permanent
One-to four-family residential	$17,778	$12,675	$5,103
Multifamily residential	5,612	8,724	(3,112)
Nonresidential	16,623	14,855	1,768
Land	5,169	4,757	412

Total	45,182	41,011	4,171

Construction Loans
One-to four-family residential	43,050	36,903	6,147
Multifamily and nonresidential	531	816	(285)

Total	43,581	37,719	5,862

Consumer Loans
Home Equity	1,881	1,657	224
Auto	—	—	—
Boat	1,150	2,614	(1,464)
Recreational vehicle	265	—	265
Other	—	—	—

Total	3,296	4,271	(975)

Commercial Loans
Secured	5,242	3,496	1,746
Unsecured	932	751	181

Total	6,174	4,247	1,927

Total Impaired Loans	$98,233	$87,248	$10,985

Other nonperforming assets, consisting of real estate and other consumer property acquired in the settlement of loans, decreased $1.7 million to $27.6 million at September 30, 2009, compared to $29.3 million at December 31, 2008. Home Savings disposed of property with a value of $8.5 million in the first nine months of 2009. In addition, the fair market values of several properties held by Home Savings were re-evaluated during the first nine months of 2009, and current market conditions caused a $4.5 million decline in value of the properties. These decreases were partially offset by the acquisition through foreclosure of $12.4 million in real estate properties in the first nine months of 2009, including two commercial construction properties in southwestern Pennsylvania with an estimated fair market value of $3.0 million, one commercial property in Michigan with an estimated fair market value of $1.7 million, one commercial property in northern Ohio with an estimated fair market value of $540,000 and a construction property in northern Ohio with an estimated fair market value of $306,000. Other consumer property, such as boats, recreational vehicles, and automobiles that were received by Home Savings in the satisfaction of loans, makes up the remainder of the change.

Loans held for sale increased $57.9 million, or 361.1%, to $73.9 million at September 30, 2009, compared to $16.0 million at December 31, 2008. The change in loans held for sale was due to the designation of $69.8 million of one-to four-family mortgage loans as held for sale, as mentioned above, offset partially by an increase in volume of loan originations and sales during the period because of the lower interest rate environment. Home Savings sells a portion of newly originated loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.
Federal Home Loan Bank stock remained at $26.5 million for September 30, 2009, and December 31, 2008. During the first nine months of 2009, the Federal Home Loan Bank paid a cash dividend in lieu of a stock dividend to its member banks.
Home Savings maintains a contra account for uncollected interest for loans on non-accrual status. This account represents the reduction in interest income from the time the borrower stopped making payments until the loan is either repaid, charged off or the default is cured and performance resumes. The increases in these reserves, from $14.8 million at December 31, 2008, to $16.8 million at September 30, 2009, and the impact of the reduction in loan balances mentioned above, were the primary reasons that accrued interest receivable decreased $1.2 million to $8.9 million at September 30, 2009, compared to $10.1 million at December 31, 2008.
Other assets increased $3.5 million to $20.6 million at September 30, 2009, compared to $17.1 million at December 31, 2008. Home Savings experienced increases in mortgage servicing rights of $1.7 million, prepaid Ohio franchise tax of $537,000, and a current federal income tax benefit of $637,000. These increases were offset by cash due on payments of mortgage-backed securities of $1.4 million and $230,000 in other prepaid assets.
Total deposits decreased $130.4 million to $1.8 billion at September 30, 2009, compared to $1.9 billion at December 31, 2008. This change was due primarily to a decrease of $130.0 million in brokered certificates of deposit and a $39.0 million decrease in retail certificates of deposit, offset by a $21.2 million increase in savings accounts and a $21.1 million increase in money market accounts and other demand deposit accounts. To supplement its funding needs, United Community obtained brokered certificates of deposit in 2007 and 2008 which had maturities ranging from six months to two years. The total balance of brokered certificates of deposit was $145.0 million at December 31, 2008 and $15.0 million at September 30, 2009. At this time, regulatory approval would be required to replace these brokered deposits with additional brokered deposits. Home Savings does not anticipate seeking approval to replace brokered deposits at this time.
Federal Home Loan Bank advances increased $10.2 million during the first nine months of 2009, reflecting an increase in overnight advances of $65.5 million offset by a decrease in term advances of $75.7 million. Home Savings had approximately $213.4 million in unused borrowing capacity at the FHLB at September 30, 2009. Repurchase agreements and other borrowed funds, including United Community’s line of credit with JP Morgan Chase Bank, N.A., which was paid in full with proceeds from the sale of Butler Wick Trust on March 31, 2009, decreased $29.3 million to $95.9 million at September 30, 2009 from $125.3 million at December 31, 2008.
Advance payments by borrowers for taxes and insurance decreased $6.9 million during the first nine months of 2009. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings account for $3.6 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $3.2 million.
Accrued expenses and other liabilities increased $2.9 million to $12.0 million at September 30, 2009, from $9.1 million at December 31, 2008. United Community had an increase in accrued liabilities for taxes related to the net income from Butler Wick and the sale of Butler Wick Trust in the first quarter of 2009. Home Savings had an increase in liabilities of $870,000 due to issuing official checks for customers and accounts payable remittances. Home Savings also experienced increases in accrued payroll and related expenses because of timing of $1.0 million along with deferred income taxes related to the valuation of the securities available for sale portfolio of $438,000.
Shareholders’ equity increased $1.0 million to $235.9 million at September 30, 2009, from $234.9 million at December 31, 2008. The positive affect of the amortization of unearned stock compensation associated with the Company’s Employee Stock Ownership Plan and an after-tax gain of $4.7 million from the sale of Butler Wick Trust and net operating income of $238,000 from Butler Wick for the first nine months of 2009 were partially offset by a $4.3 million net loss recognized by Home Savings in the period. An increase in other comprehensive income resulting from changes in available for sale securities, net of tax, of $1.0 million also contributed to the increase.

Comparison of Operating Results for the Three Months Ended
September 30, 2009 and September 30, 2008
Net Income. United Community recognized a net loss for the three months ended September 30, 2009, of $867,000, or $(0.03) per diluted share, compared to a net loss of $38.6 million, or $(1.31) per diluted share, for the three months ended September 30, 2008. The primary cause of the change is the recognition of a goodwill impairment charge in the third quarter of 2008 and, to a lesser extent, higher other-than-temporary impairment charges on available for sale securities during the third quarter of 2008. Compared with the third quarter of 2008, net interest income increased $608,000, the provision for loan losses decreased $3.4 million, non-interest income increased $2.5 million, and non-interest expense decreased $34.1 million. United Community’s annualized return on average assets and return on average equity were (0.14)% and (1.45)%, respectively, for the three months ended September 30, 2009. The annualized return on average assets and return on average equity for the comparable period in 2008 were (5.57)% and (54.84)%, respectively.
Net Interest Income. Net interest income for the three months ended September 30, 2009, was $19.4 million, compared to $18.8 million for the same period last year. Both interest income and interest expense decreased, with a larger decline in interest expense. Interest income decreased $5.0 million in the third quarter of 2009 compared to the third quarter of 2008. The change in interest income was due primarily to decreases in interest earned on net loans. Home Savings had a decrease in the average balance of net loans of $235.6 million and a reduction of 11 basis points in the rate earned on those loans during the third quarter of 2009 as compared to the same quarter in 2008. Also contributing to the change in interest income was a decrease in interest earned on available for sale securities, as the average balance of those assets declined by $19.5 million and the yield earned on those securities decreased by 87 basis points.
Total interest expense decreased $5.6 million for the quarter ended September 30, 2009, as compared to the same quarter last year. The change was due primarily to reductions of $3.4 million in interest paid on deposits, $1.7 million in interest paid on Federal Home Loan Bank advances and $456,000 in interest paid on repurchase agreements and other borrowings. The overall decrease in interest expense is attributable to a decline in the average outstanding balances of certificates of deposit of $124.5 million, as well as a reduction of 42 basis points in the cost of those liabilities. Also contributing to the change was a decrease in the average balance of interest bearing checking accounts of $44.0 million, as well as a reduction of 88 basis points in the cost of those liabilities. These declines were partially offset by an increase in the average balance of savings accounts of $13.8 million, along with an increase in the cost of those deposits of 3 basis points.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $66.0 million, as well as a rate decrease on those borrowings of 150 basis points in the third quarter of 2009 compared to the same quarter in 2008. The rate on short term advances from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to keep the Federal Funds rate low over the past year. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the average balances of $42.8 million and a decline in the rate paid on these alternative borrowings of 9 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the third quarter of last year. The interest rate spread for the three months ended September 30, 2009, grew to 3.04% compared to 2.62% for the quarter ended September 30, 2008. The net interest margin increased 40 basis points to 3.32% for the three months ended September 30, 2009 compared to 2.92% for the same quarter in 2008.

	For the Three Months Ended September 30,
	2009 vs. 2008
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(642)	$(3,472)	$(4,114)
Loans held for sale	3	20	23
Investment securities:
Trading	(1)	(1)	(2)
Available for sale	(623)	(233)	(856)
Federal Home Loan Bank stock	(27)	5	(22)
Other interest earning assets	21	(43)	(22)

Total interest earning assets	$(1,269)	$(3,724)	$(4,993)

Interest bearing liabilities:
Savings accounts	14	16	30
Checking accounts	(859)	(200)	(1,059)
Certificates of deposit	(1,208)	(1,187)	(2,395)
Federal Home Loan Bank advances	(1,262)	(459)	(1,721)
Repurchase agreements and other	(32)	(424)	(456)

Total interest bearing liabilities	$(3,347)	$(2,254)	(5,601)

Change in net interest income			$608

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased by $3.4 million, to $5.6 million for the three months ended September 30, 2009, compared to $9.0 million for the same period in 2008. The $5.6 million provision was primarily the result of increased charge-offs in the one-to four-family construction loan portfolio, as a result of deterioration in asset quality of that specific portfolio. For the three months ended September 30, 2009, $2.7 million of one-to four-family construction loans were charged-off.
Non-interest Income. Non-interest income increased $2.5 million to $119,000 for the three months ended September 30, 2009, from a loss of $2.4 million for the three months ended September 30, 2008, primarily as a result of lower other-than-temporary impairment charges on available for sale securities, higher gains recognized on the sale of securities available for sale, and higher gains recognized on the sale of loans, which were partially offset by a $2.8 million increase in losses on the sale of real estate owned and other repossessed assets. In the third quarter of 2008, Home Savings wrote down the value of a Fannie Mae auction rate pass through trust security with a cost basis of $5.0 million to its fair value. In the third quarter of 2009, the Company recognized an impairment charge of $573,000 on several securities which had traded below cost for a period of twelve months or more. Refer to note 6 of the Consolidated Financial Statements for a discussion on other-than-temporary impairment. The gains recognized on the sale of available for sale securities were the result of the sale of approximately $27.6 million in mortgage-backed securities for a gain of $481,000. The Company used the proceeds of the sale to partially fund the purchase of $82.2 million of mortgage-backed securities and agency securities. The $267,000 increase in gains on loans sold is primarily a result of the volume of originations during the period, as customers continued to take advantage of low interest rates.

Non-interest Expense. Total non-interest expense decreased $34.1 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. The change is due primarily to a decrease in impairment charges recognized in the third quarter of 2008 on goodwill. In the third quarter of 2008, the Company performed an evaluation of goodwill due to the price at which its shares were trading, and determined it was prudent to write down the value of goodwill to zero. Generally Accepted Accounting Principles (GAAP) does not permit an increase to goodwill if, in future valuations, the fair value of the asset exceeds its carrying cost. Contributing to the increase in non-interest expenses were expenses required to maintain real estate owned and other repossessed assets during the third quarter of 2009 as compared to the third quarter of 2008. Expenses to maintain other real estate owned are expected to remain high through the rest of 2009 due to the increase in the number of properties acquired by Home Savings in resolving nonperforming loans, as well as legal expenses and other collection expenses associated with Home Savings’ nonperforming loans.
Comparison of Operating Results for the Nine Months Ended
September 30, 2009 and September 30, 2008
Net Income. United Community recognized a net loss for the nine months ended September 30, 2009, of $511,000 million, or $(0.02) per diluted share, compared to a net loss of $31.8 million, or $(1.08) per diluted share, for the nine months ended September 30, 2008. The primary cause of the change is the recognition of a goodwill impairment charge in the third quarter of 2008 and, to a lesser extent, higher other-than-temporary impairment charges on available for sale securities during the third quarter of 2008. Compared with the first nine months of 2008, net interest income increased $2.2 million, the provision for loan losses increased $11.6 million, non-interest income increased $2.3 million, and non-interest expense decreased $30.7 million. United Community’s annualized return on average assets and return on average equity were (0.03)% and (0.28)%, respectively, for the nine months ended September 30, 2009. The annualized return on average assets and return on average equity for the comparable period in 2008 were (1.54)% and (14.96)%, respectively.
Net Interest Income. Net interest income for the nine months ended September 30, 2009, was $56.8 million compared to $54.7 million for the same period last year. Both interest income and interest expense decreased with a smaller decline in interest income. Interest income decreased $15.0 million in the first nine months of 2009 compared to the first nine months of 2008. The change in interest income was due primarily to a decrease in interest earned on net loans. Home Savings had a decrease in the average balance of net loans of $163.1 million and a reduction of 33 basis points in the rate earned on those loans during the first nine months of 2009 as compared to the same period in 2008. Also contributing to the change in interest income was a decrease in interest earned on available for sale securities, as the average balance of those assets declined by $34.6 million and the yield earned on those securities decreased 55 basis points.
Total interest expense decreased $17.2 million for the nine months ended September 30, 2009, as compared to the same period last year. The change was primarily due to reductions of $10.2 million in interest paid on deposits, $5.2 million in interest paid on Federal Home Loan Bank advances and $1.7 million in interest paid on repurchase agreements and other borrowings. The overall decrease in interest expense is attributable to a decline in the average balances of interest bearing checking accounts of $67.6 million as well as a reduction of 117 basis points in the cost of those liabilities. Furthermore, Home Savings experienced a decline in the average balance of certificates of deposit of $17.9 million as well as a decline in the cost of certificates of deposit of 62 basis points. These declines were offset partially by an increase in the average balance of savings accounts of $12.1 million, along with an increase in the cost of those deposits of six basis points.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $74.4 million, as well as a rate decrease on those borrowings of 137 basis points in the first nine months of 2009 compared to the first nine months of 2008. The rate on short term advances from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to keep the Federal Funds rate low over the past year. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in average balances of $41.1 million and a decline in the rate paid on these borrowings of 48 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first nine months of last year. The interest rate spread for the nine months ended September 30, 2009, grew to 2.86% compared to 2.49% for the nine months ended September 30, 2008. The net interest margin increased 33 basis points to 3.16% for the nine months ended September 30, 2009, compared to 2.83% for the same period in 2008.

	For the Nine Months Ended September 30,
	2009 vs. 2008
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(5,434)	$(7,280)	$(12,714)
Loans held for sale	14	212	226
Investment securities:
Trading	(1)	(2)	(3)
Available for sale	(1,126)	(1,209)	(2,335)
Federal Home Loan Bank stock	(137)	28	(109)
Other interest earning assets	40	(109)	(69)

Total interest earning assets	$(6,644)	$(8,360)	$(15,004)

Interest bearing liabilities:
Savings accounts	79	41	120
Checking accounts	(3,456)	(1,040)	(4,496)
Certificates of deposit	(5,292)	(577)	(5,869)
Federal Home Loan Bank advances	(3,553)	(1,624)	(5,177)
Repurchase agreements and other	(505)	(1,243)	(1,748)

Total interest bearing liabilities	$(12,727)	$(4,443)	(17,170)

Change in net interest income			$2,166

Provision for Loan Losses. The provision for loan losses increased by $11.6 million to $26.3 million for the nine months ended September 30, 2009, compared to $14.7 million for the same period in 2008. The $26.3 million provision was primarily the result of increased charge-offs in the one-to four-family construction loan portfolio, as a result of deterioration in asset quality of that specific portfolio. For the nine months ended September 30, 2009, $8.8 million of one-to four-family construction loans were charged-off.
Non-interest Income. Non-interest income increased $2.3 million to $9.1 million for the nine months ended September 30, 2009, from $6.8 million for the nine months ended September 30, 2008, primarily as a result of lower other-than-temporary impairment of securities available for sale, higher gains recognized on the sale of available for sale securities and higher gains recognized on the sale of loans. These increases were offset partially by higher losses attributable to real estate owned and other repossessed assets acquired in the settlement of loans of $3.4 million, and lower fees earned in Home Savings’ non-deposit investment program.
Non-interest Expense. Total non-interest expense decreased $30.7 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The change is primarily due to a decrease in goodwill impairment charges, as previously discussed, and a decline in salary and employee benefit expenses of $2.9 million. Offsetting partially the aforementioned decreases were increased Federal deposit insurance premiums of $4.4 million, due largely to a special assessment of $1.2 million for Home Savings, imposed by the FDIC on member banks in the second quarter of 2009 as well as the enforcement actions of the OTS, the FDIC, and the Ohio Division. Also contributing to the partial offset was a $746,000 increase in expenses required to maintain real estate owned and other repossessed assets during the first nine months of 2009 as compared to the first nine months of 2008. Federal deposit insurance premiums are expected to aggregate $7.7 million for all of 2009, based in part on the enforcement actions and recent legislation. Expenses to maintain other real estate owned are expected to remain elevated due to the increase in the number of properties acquired by Home Savings in resolving nonperforming loans, as well as legal expenses and other collection expenses associated with Home Savings’ nonperforming loans.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 2009 and 2008. Average balance calculations were based on daily balances.

	Three Months Ended September 30,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$2,000,419	$29,389	5.88%	$2,235,986	$33,503	5.99%
Net loans held for sale	9,088	99	4.36%	7,241	76	4.20%
Investment securities:
Trading	—	—	—%	132	2	6.06%
Available for sale	281,343	2,925	4.16%	300,840	3,781	5.03%
Federal Home Loan Bank stock	26,464	330	4.99%	26,116	352	5.39%
Other interest-earning assets	20,775	12	0.23%	7,459	34	1.82%

Total interest-earning assets	2,338,089	32,755	5.60%	2,577,774	37,748	5.86%
Noninterest-earning assets	129,745			166,203
Assets of discontinued operations	—			22,305

Total assets	$2,467,834			$2,766,282

Interest-bearing liabilities:
Checking accounts	$383,323	$1,056	1.10%	$427,339	$2,115	1.98%
Savings accounts	196,974	236	0.48%	183,209	206	0.45%
Certificates of deposit	1,082,946	9,745	3.60%	1,207,454	12,140	4.02%
Federal Home Loan Bank advances	319,551	1,348	1.69%	385,506	3,069	3.18%
Repurchase agreements and other	97,512	965	3.96%	140,295	1,421	4.05%

Total interest-bearing liabilities	2,080,306	13,350	2.56%	2,343,803	18,951	3.24%

Noninterest-bearing liabilities	148,179			133,054
Liabilities of discontinued operations	—			8,232

Total liabilities	2,228,485			2,485,089
Equity	239,349			281,193

Total liabilities and equity	$2,467,834			$2,766,282

Net interest income and interest rate spread		$19,405	3.04%		$18,797	2.62%

Net interest margin			3.32%			2.92%
Average interest-earning assets to average interest-bearing liabilities			112.39%			109.98%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine month periods ended September 30, 2009 and 2008. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,
	2009			2008
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$2,077,786	$90,532	5.81%	$2,240,853	$103,246	6.14%
Net loans held for sale	16,918	578	4.56%	10,690	352	4.39%
Investment securities:
Trading	—	—	—%	246	3	1.63%
Available for sale	257,371	8,491	4.40%	291,952	10,826	4.94%
Federal Home Loan Bank stock	26,464	923	4.65%	25,776	1,032	5.34%
Other interest-earning assets	20,473	50	0.33%	6,081	119	2.61%

Total interest-earning assets	2,399,012	100,574	5.59%	2,575,598	115,578	5.98%
Noninterest-earning assets	133,510			156,103
Assets of discontinued operations	1,379			21,638

Total assets	$2,533,901			$2,753,339

Interest-bearing liabilities:
Checking accounts	$378,407	$3,270	1.15%	$446,017	$7,766	2.32%
Savings accounts	193,115	704	0.49%	181,038	584	0.43%
Certificates of deposit	1,134,282	31,788	3.74%	1,152,175	37,657	4.36%
Federal Home Loan Bank advances	322,725	4,775	1.97%	397,083	9,952	3.34%
Repurchase agreements and other	110,029	3,216	3.90%	151,079	4,964	4.38%

Total interest-bearing liabilities	2,138,558	43,753	2.73%	2,327,392	60,923	3.49%

Noninterest-bearing liabilities	149,328			136,458
Liabilities of discontinued operations	2,360			6,286

Total liabilities	2,290,246			2,470,136
Equity	243,655			283,203

Total liabilities and equity	$2,533,901			$2,753,339

Net interest income and interest rate spread		$56,821	2.86%		$54,655	2.49%

Net interest margin			3.16%			2.83%
Average interest-earning assets to average interest-bearing liabilities			112.18%			110.66%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. Due to the current low level of treasury rates, values for a decline in rates of 100, 200 and 300 basis points are not calculated for the quarter ended September 30, 2009. As noted, for the quarter ended September 30, 2009, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter ended September 30, 2009
NPV as % of portfolio value of assets				Next 12 months net interest income
				(Dollars in thousands)
Change					Internal policy
in rates					limitations on
(Basis		Internal policy	Change in		maximum	%
points)	NPV Ratio	limitations	%	$ Change	change	Change
+300	7.10%	6.00%	(2.17)%	$(6,223)	(15.00)%	(7.69)%
+200	8.42	7.00	(0.86)	(3,198)	(10.00)	(3.95)
+100	9.24	7.00	(0.03)	(1.147)	(5.00)	(1.42)
Static	9.27	8.00	—	—	—	—

Year Ended December 31, 2008
NPV as % of portfolio value of assets				Next 12 months net interest income
Change
in rates				(Dollars in thousands)
(Basis		Internal policy	Change in		Internal policy	%
points)	NPV Ratio	limitations	%	$ Change	limitations	Change
+300	7.37%	5.00%	(1.38)%	$(1,879)	(15.00)%	(2.48)%
+200	8.35	6.00	(0.40)	(734)	(10.00)	(0.97)
+100	8.99	6.00	0.24	60	(5.00)	0.08
Static	8.75	7.00	—	—	—	—
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
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2009. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures were effective as of September 30, 2009. During the quarter ended September 30, 2009, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 2	— Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of UCFC shares during the quarter ended September 30, 2009.

ITEM 6	— Exhibits
Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation
3.2	Amended Code of Regulations
10	Executive Incentive Plan
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: November 9, 2009	/s/ Douglas M. McKay

Douglas M. McKay Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2009	/s/ James R. Reske

James R. Reske, CFA Treasurer and Chief Financial Officer (Principal Financial Officer)

UNITED COMMUNITY FINANCIAL CORP.
Exhibit 3.1
Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission (SEC), Exhibit 3.1.
Exhibit 3.2
Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.