Form 10-K
period 2009-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2010-03-18
CIK 707886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  Yes ☐ No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 30, 2009 was approximately $31.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 17, 2010, there were 30,897,825 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K — Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders

PART I

Item 1.	Description of Business

GENERAL

United Community Financial Corp. (United Community) was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) issued upon the conversion of Home Savings from a mutual savings association to a permanent capital stock savings association (Conversion). The Conversion was completed on July 8, 1998. The term “the Company” is used in this Form 10-K to refer to United Community and Home Savings collectively.

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

The OTS Order requires United Community to obtain OTS approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The OTS Order also requires

United Community to develop a debt reduction plan and submit the plan to the OTS for approval. United Community had no debt outstanding on December 31, 2009.

The Bank Order requires Home Savings, within specified timeframes, to take or refrain from certain actions, including: (i) retaining a bank consultant to assess Home Savings’ management needs and submitting a management plan that identifies officer positions needed, identifies and establishes board and internal operating committees, evaluates Home Savings’ senior officers, and provides for the hiring of any additional personnel; (ii) seeking regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extending additional credit to classified borrowers; (iv) establishing a compliant Allowance for Loan and Lease Loss methodology; (v) enhancing its risk management policies and procedures; (vi) adopting and implementing plans to reduce its classified assets and delinquent loans, and to reduce loan concentrations in nonowner-occupied commercial real estate and construction, land development, and land loans; (vii) establishing board of directors’ committees to evaluate and approve certain loans and oversee Home Savings’ compliance with the Bank Order; (viii) revising its loan policy and enhancing its underwriting and credit administration functions; (ix) developing a strategic plan and budget and profit plan; (x) correcting all violations of laws, rules, and regulations and implementing procedures to ensure future compliance; (xi) increasing its Tier 1 capital to 8.00% and its total risk-based capital to 12.00% by December 31, 2008; and (xii) seeking regulatory approval prior to declaring or paying any cash dividend. At December 31, 2009, Home Savings’ Tier 1 capital was 8.22% and its total risk-based capital was 12.80%. Because of the consent to the Bank Order, Home Savings is deemed ‘adequately capitalized’ for regulatory capital purposes.

On August 12, 1999, United Community acquired Butler Wick Corp. (Butler Wick), the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. On December 31, 2008, the Company completed the sale of Butler Wick & Co., Inc., to Stifel Financial Corp. for $12.0 million. On March 31, 2009, the Company completed the sale of Butler Wick Trust to Farmers National Banc Corp. for $12.1 million. The Company dissolved Butler Wick Corp. in October 2009. As a result, Butler Wick has been reported as a discontinued operation and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation.

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

Loan Portfolio Composition.  The following table presents certain information regarding the composition of Home Savings’ loan portfolio at the dates indicated:

	At December 31,
	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)

Real estate loans:
Permanent loans:
One-to four-family residential	$773,831	40.58%	$909,567	40.65%	$871,019	38.41%	$854,829	37.65%	$749,362	35.44%
Multifamily residential	150,480	7.89	187,711	8.39	179,535	7.92	163,541	7.20	154,702	7.32
Nonresidential	397,895	20.87	375,463	16.78	359,070	15.84	348,528	15.35	314,124	14.86
Land	23,502	1.23	23,517	1.05	22,818	1.01	26,684	1.18	14,979	0.71

Total permanent	1,345,708	70.57	1,496,258	66.87	1,432,442	63.18	1,393,582	61.38	1,233,167	58.33
Construction loans:
One-to four-family residential and land development	178,095	9.34	255,355	11.41	357,153	15.75	388,926	17.13	389,558	18.43
Multifamily and nonresidential	13,741	0.72	35,797	1.60	25,191	1.11	25,215	1.11	66,788	3.16

Total construction	191,836	10.06	291,152	13.01	382,344	16.86	414,141	18.24	456,346	21.59

Total real estate loans	1,537,544	80.63	1,787,410	79.88	1,814,786	80.04	1,807,723	79.62	1,689,513	79.92
Consumer loans:
Home equity	237,569	12.46	253,348	11.32	234,362	10.33	220,679	9.72	196,986	9.32
Auto	13,784	0.72	24,138	1.08	31,206	1.38	36,605	1.61	42,975	2.03
Marine	9,366	0.49	11,781	0.53	14,196	0.63	19,218	0.85	23,434	1.11
RV	43,722	2.29	54,003	2.41	63,587	2.80	59,642	2.63	48,108	2.27
Other(1)	4,761	0.25	5,564	0.25	6,096	0.27	9,463	0.42	12,012	0.57

Total consumer	309,202	16.21	348,834	15.59	349,447	15.41	345,607	15.23	323,515	15.30
Commercial loans	60,217	3.16	101,489	4.53	103,208	4.55	116,952	5.15	100,977	4.78

Total loans	1,906,963	100.00%	2,237,733	100.00%	2,267,441	100.00%	2,270,282	100.00%	2,114,005	100.00%

Less net items	40,945		34,280		30,453		16,723		16,572

Total loans, net	$1,866,018		$2,203,453		$2,236,988		$2,253,559		$2,097,433

(1)	Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

Loan Maturity.  The following table sets forth certain information as of December 31, 2009, regarding the dollar amount of construction and commercial loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments.

	Principal Repayments Contractually
	Due in the Years Ended December 31,
	2010	2011-2014	2015 and thereafter	Total
	(Dollars in thousands)

Construction loans:
One-to four-family residential	$134,940	$19,253	$23,902	$178,095
Multifamily and nonresidential	7,242	1,689	4,810	13,741
Commercial loans	38,785	11,241	10,191	60,217

Total	$180,967	$32,183	$38,903	$252,053

The table below sets forth the dollar amount of all loans reported above as due after December 31, 2010, which have fixed or adjustable interest rates:

Due after December 31, 2010
(Dollars in thousands)

Fixed rate	$33,058
Adjustable rate	38,028

$71,086

Loans Secured by One-to Four-Family Real Estate.  Home Savings originates conventional loans secured by first mortgages on one-to four-family residences primarily located within Home Savings’ market area. At December 31, 2009, Home Savings’ one-to four-family residential real estate loans held for investment totaled approximately $773.8 million, or 40.6% of total loans. At December 31, 2009, $26.7 million, or 3.5%, of Home Savings’ one-to four-family loans were nonperforming.

Home Savings currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans (ARMs). Although Home Savings’ loan portfolio includes a significant amount of 30-year fixed-rate loans, a considerable portion of fixed rate loans are originated for sale. The interest rate adjustment periods on ARMs are typically one, three, five or seven years. The maximum interest rate adjustment on most of the ARMs is 2.0% on any adjustment date and a total of 6.0% over the life of the loan. The interest rate adjustments on three-year, five-year and seven-year ARMs presently offered by Home Savings are indexed to the weekly average rate on the one-year U.S. Treasury securities. Rate adjustments are computed by adding a stated margin to the index.

FDIC regulations and Ohio law limit the amount that Home Savings may lend in relationship to the appraised value of the real estate and improvements that secure the loan at the time of loan origination. In accordance with such regulations, Home Savings may make loans on one-to four-family residences of up to 100% of the value of the real estate and improvements (LTV). Home Savings typically requires private mortgage insurance on the portion of the principal amount of the loan that exceeds 85% of the appraised value of the property securing the loan.

Under certain circumstances, Home Savings will offer loans with LTV’s exceeding 85% without private mortgage insurance. Customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit for up to 15% of the appraised value without having to purchase mortgage insurance. Home Savings also offers a first-time homebuyers product that permits an LTV of 95% without private mortgage insurance. Such loans involve a higher degree of risk because, in the event of a borrower default, the value of the underlying collateral may not satisfy the principal and interest outstanding on the loan. To reduce this risk, Home Savings underwrites all portfolio loans to Freddie Mac underwriting guidelines. At December 31, 2009, these loans totaled $61.2 million. There were approximately $2.8 million loans, or 4.6% of such loans, that were nonperforming at December 31, 2009.

Currently, no interest-only one-to four-family loans are contained in Home Savings portfolio.

Home Savings issues loan origination commitments to qualified borrowers primarily for the purchase of single-family residential real estate. Such commitments have specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked in. Home Savings utilizes various hedge strategies to mitigate its interest rate risk during this time period.

Loans Secured by Multifamily Residences.  Home Savings originates loans secured by multifamily properties that contain more than four units. Multifamily loans are offered with adjustable rates of interest, which adjust according to a specified index, and typically have terms ranging from five to ten years and LTVs of up to 80%.

Multifamily lending generally is considered to involve a higher degree of risk than one-to four-family residential lending because the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home Savings attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations, limited liability companies, and partnerships. Home Savings requires borrowers to submit financial statements annually to enable management to monitor the loan, and requires an assignment of rents from borrowers.

At December 31, 2009, loans secured by multifamily properties totaled approximately $150.5 million, or 7.9% of total loans. The largest loan as of December 31, 2009 had a principal balance of $10.9 million and was performing according to its terms. There were approximately $7.9 million in multifamily loans, or 5.2% of Home Savings’ total multifamily portfolio, that were considered nonperforming at December 31, 2009.

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

At December 31, 2009, Home Savings’ largest loan secured by nonresidential real estate had a balance of $17.4 million and was performing according to its terms. At December 31, 2009, approximately $397.9 million, or 20.9% of Home Savings’ total loans, were secured by mortgages on nonresidential real estate, of which $24.1 million, or 6.1% of Home Savings’ total nonresidential real estate loans, were considered nonperforming.

Loans Secured by Vacant Land.  Home Savings also originates a limited number of loans secured by vacant land, primarily for the construction of single-family houses. Home Savings’ land loans generally are fixed-rate loans for terms of up to five years and require a LTV of 65% or less. At December 31, 2009, approximately $23.5 million, or 1.2%, of Home Savings’ total loans were land loans, a majority of which were loans to individuals intending to construct and occupy single-family residences on the properties. Nonperforming land loans totaled $5.2 million, or 22.0% of such loans, at December 31, 2009.

Construction Loans.  Home Savings originates loans for the construction of one-to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a speculative (unsold) basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. Construction loans for one-to four-family residences have LTVs at origination of up to 95%, and construction loans for multifamily and nonresidential properties have LTVs at origination of up to 80% based on estimated value at completion, with the value of the land included as part of the owner’s equity.

At December 31, 2009, Home Savings had approximately $191.8 million, or 10.1% of its total loans, invested in construction loans, including $178.1 million in one-to four-family residential construction and approximately $13.7 million in multifamily and nonresidential construction loans. Approximately 2.5% of Home Savings’ residential construction loans are made to builders on a speculative (unsold) basis; i.e.; for homes for which the builder does not have a contract with a buyer. Home Savings, however, limits the number of outstanding loans to each builder on unsold homes under construction, both by dollar amount and number depending on the borrower.

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

Nonperforming construction loans at December 31, 2009, totaled $43.2 million, or 22.5% of such loans.

Consumer Loans.  Home Savings originates various types of consumer loans, including home equity loans, vehicle loans, recreational vehicle loans, marine loans, overdraft protection loans, loans to individuals secured by demand accounts, deposits and other consumer assets and unsecured loans. Consumer loans are made at fixed and adjustable rates of interest and for varying terms based on the type of loan. At December 31, 2009, Home Savings had approximately $309.2 million, or 16.2% of its total loans, invested in consumer loans.

Home Savings generally makes closed-end home equity loans in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with adjustable and fixed rates of interest. Fixed-rate home equity loans have terms of fifteen years but can be called at any time. Rate adjustments on adjustable home equity loans are determined by adding a margin to the current prime interest rate for loans on residences of up to 85% LTV in the first lien position and 90% LTV in the second lien position. At December 31, 2009, approximately $237.6 million, or 76.8%, of Home Savings’ consumer loan portfolio consisted of home equity loans. Home Savings also makes consumer loans secured by a deposit or savings account for up to 100% of the principal balance of the account. These loans generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

For new automobiles, loans are originated for up to 100% of the MSRP value of the car with terms of up to 72 months, and, for used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A) retail value of the car model and a term of up to 66 months. Most automobile loans are originated indirectly by approved auto dealerships. At December 31, 2009, automobile loans totaled $13.8 million of Home Savings’ consumer loan portfolio.

Nonperforming consumer loans at December 31, 2009, amounted to $5.4 million, or 1.7% of such loans.

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

At December 31, 2009, Home Savings had approximately $60.2 million invested in commercial loans. The majority of these loans are secured by inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings also originates unsecured commercial loans including lines of credit for periods of less than 12 months, short-term loans and, occasionally, term loans for periods of up to 36 months. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, if any. Home Savings had $27.5 million in unsecured commercial loans as of December 31, 2009, with no one loan in this portfolio exceeding $3.0 million.

Commercial loans generally entail greater risk than real estate lending. The repayment of commercial loans typically is dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

Nonperforming commercial loans at December 31, 2009, amounted to $3.4 million, or 5.7% of total commercial loans.

Reduction in loan concentrations.  The Bank Order requires Home Savings to adopt and implement plans to reduce loan concentrations in nonowner-occupied commercial real estate loans and construction, land development, and land loans. The plan was developed and adopted by Home Savings and was implemented in the third quarter of 2008. The plan included sharply reducing the origination of new construction, land, and land development loans as well as loans secured by commercial real estate. The Company has also reduced the level of construction loans purchased from another financial institution. The concentration of nonowner-occupied commercial real estate loans declined from 335.2% of total risk-based capital as of December 31, 2008, to 307.9% of total risk-based capital as of December 31, 2009. The concentration of construction, land development loans and land loans declined from 129.8% of total risk-based capital as of December 31, 2008, to 97.6% of total risk-based capital as of December 31,

2009. It is anticipated that nonowner-occupied commercial real estate loans along with construction, land development and land loans as a percentage of total risk-based capital will continue to decline in the near term.

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

Each of Home Savings’ 39 offices and six loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings’ Underwriting Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by an approved independent fee appraiser. For all nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by Home Savings’ chief appraiser or a third party appraised review firm engaged by Home Savings. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Commercial, residential, and nonresidential real estate loans up to $999,999 may be approved by an authorized executive officer. Loan requests of $1.0 million up to $5.0 million require the approval of the Officers’ Loan Committee. All loans which would cause the aggregate lending relationship to be greater than $5.0 million require approval by the Officers’ Loan Committee and the Board Loan Committee. Lending relationships of $15.0 million or greater must be approved by the full board of directors. In addition, under the terms of the Bank Order, certain loans require Board Loan Committee approval.

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

At December 31, 2009, Home Savings had $54.2 million of outstanding commitments to make loans, $116.4 million available to borrowers under consumer and commercial lines of credit and $41.1 million available in the OverdraftPrivledgetm program. At December 31, 2009, Home Savings had $22.2 million in undisbursed funds related to construction and commercial loans in process.

In 2003, Home Savings entered into an agreement to purchase one-to four-family construction loans from another institution. Loans purchased under this agreement earn a floating rate of interest, are guaranteed as to principal and interest by a third party and are for the purpose of constructing either pre-sold or market homes. At December 31, 2009, approximately $15.2 million was outstanding under this program. This represents a decrease of

$33.3 million over the outstanding balance of $48.5 million included in net loans as of December 31, 2008. The effort to reduce the outstanding balance of this relationship is a direct result of Home Savings’ compliance with the Bank Order, as mentioned above. At December 31, 2009, $3.1 million, or 20.3% of such loans, were nonperforming.

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

Based on such limits, Home Savings could lend approximately $33.1 million to one borrower at December 31, 2009. The largest amount Home Savings had committed to one borrower at December 31, 2009, was $23.2 million, of which $22.8 million was outstanding at that time. At December 31, 2009, these commercial real estate loans were performing in accordance with their terms.

Delinquent Loans, Nonperforming Assets and Classified Assets.  The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

	At December 31,
	2009			2008
			Percent of			Percent of
			Net			Net
	Number	Amount	Loans	Number	Amount	Loans
	(Dollars in thousands)

Loans delinquent for:
30-59 days	366	$33,455	1.79%	528	$46,365	2.10%
60-89 days	130	16,133	0.87	181	17,455	0.79
90 days or over	712	107,533	5.76	606	99,715	4.53

Total delinquent loans	1,208	$157,121	8.42%	1,315	$163,535	7.42%

In the fourth quarter of 2008, Home Savings adopted the practice of determining the past due status of loans based on the number of days the loan is past due, rather than the number of calendar months the loan is past due. In the second quarter of 2009, this practice was changed back to the number of calendar months, which is more consistent with industry practice.

Nonperforming assets include loans past due 90 days and on a nonaccrual status, loans past due 90 days and still accruing, loans less than 90 days past due and on a nonaccrual status, real estate acquired by foreclosure or by deed-in-lieu of foreclosure and repossessed assets. Once a loan becomes 90 days delinquent, it generally is placed on nonaccrual status.

Loans are reviewed through monthly reports to the Board and management and are placed on nonaccrual status when collection in full is considered by management to be in doubt. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent cash payments received, if any, generally are applied to interest income unless, in the opinion of management, the collection of principal and interest is doubtful. In those cases, subsequent cash payments are applied to principal.

In compliance with the Bank Order, Home Savings does not extend additional credit to borrowers whose loans are classified-i.e., loans that exhibit a well-defined weakness such that management determines that the loan should be classified as loss, substandard, doubtful or special mention. A complete database of all classified borrowers is shared with underwriters and other authorized personnel. This database is queried prior to making any credit decisions to ensure the extension of any credit is not granted to classified borrowers. Home Savings has also modified its loan policies to address specifically the prohibition of the extension of credit to classified borrowers. The Bank has also developed a comprehensive plan to reduce the level of classified assets. The level of classified assets at the Bank with balances greater than $500,000 that were outstanding at the onset of the plan have reduced by 51.9% since the inception of the plan.

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets at the dates indicated:

	At December 31,
	2009	2008	2007	2006	2005
		(Dollars in thousands)

Nonperforming loans:
Nonaccrual loans
Real estate loans:
One-to four-family residential	$26,720	$21,622	$12,708	$8,977	$6,795
Multifamily and nonresidential	31,954	23,969	27,201	16,569	6,368
Construction (net of loans in process) and land	45,239	42,560	48,043	20,858	4,732

Total real estate loans	103,913	88,151	87,952	46,404	17,895
Consumer	4,892	5,549	4,809	3,245	2,495
Commercial	3,413	4,553	4,738	2,997	3,889

Total nonaccrual loans	112,218	98,253	97,499	52,646	24,279
Past due 90 days and still accruing	3,669	6,631	1,215	796	563

Total nonperforming loans	115,887	104,884	98,714	53,442	24,842
Real estate acquired through foreclosure and other repossessed assets	30,962	29,258	10,510	3,242	2,514

Total nonperforming assets	$146,849	$134,142	$109,224	$56,684	$27,356

Nonperforming loans as a percent of loans, net	6.21%	4.76%	4.41%	2.37%	1.18%
Nonperforming assets as a percent of total assets	6.28	5.12	3.94	2.10	1.08
Allowance for loan losses as a percent of nonperforming loans	36.49	34.29	32.42	31.73	63.29
Allowance for loan losses as a percent of loans, net	2.22	1.61	1.41	0.75	0.74

During 2009, interest collected on nonperforming loans and included in net income was approximately $2.1 million. During 2009, approximately $2.2 million in additional interest income would have been recorded had nonaccrual loans been accruing pursuant to contractual terms.

Nonperforming assets increased approximately $12.7 million, or 9.5%, to $146.8 million at December 31, 2009, from $134.1 million at December 31, 2008. The increase in reported nonperforming assets was due in part to an increase in nonperforming nonresidential real estate loans. At December 31, 2009, total nonperforming loans accounted for 6.21% of net loans receivable, compared to 4.76% at December 31, 2008. Total nonperforming assets were 6.28% of total assets as of December 31, 2009, up from 5.12% as of December 31, 2008.

Real estate acquired in settlement of loans is classified separately on the balance sheet at the lower of cost or estimated fair value less costs to sell as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in other expenses. At December 31, 2009, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $31.0 million and consisted primarily of $3.6 million in single-family properties, $13.7 million secured by land and properties under construction, $13.1 million secured by commercial real estate, and $622,000 in boats, recreational vehicles, and automobiles.

In addition to the nonperforming loans identified above, other loans may be identified as having potential credit problems that result in those loans being identified by our internal loan review function. These potential problem loans, which have not exhibited the more severe weaknesses generally present in nonperforming loans, amounted to $51.2 million, as of December 31, 2009.

Allowance for Loan Losses.  Management has established a methodology to calculate the allowance for loan losses at a level it believes adequate to absorb probable losses incurred in the loan portfolio. The methodology is reviewed regularly by the board of directors and is revised as conditions and circumstances within the Bank’s loan portfolio dictate. Management bases its determination of the adequacy of the allowance upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio, current economic conditions, and results of regulatory examinations. Furthermore, in determining the level of the allowance for loan losses, management reviews and evaluates on a monthly basis the necessity of a reserve for individual impaired loans classified by management. The specifically allocated reserve for a classified loan is determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, market value of collateral, other sources of cash flow and legal options available to Home Savings. Once a review is completed, a specific reserve is determined and allocated to the loan. Other loans not reviewed specifically by management are evaluated as a homogeneous group of loans (generally single-family residential mortgage loans and all consumer credit except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. The loss factor described consists of two components, a quantitative component and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recovery. This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balances of homogeneous loans. In determining the qualitative factors, consideration is given to such factors as economic conditions, changes in the nature and volume of the portfolio, lending personnel, lending policies, past-due loan trends, and trends in collateral values. Specific reserves on individual loans and historical ratios are reviewed periodically and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends or actual principal charge-offs. When evaluating the adequacy of the allowance for loan losses, consideration is given to geographic concentrations and the effect that changing economic conditions have on Home Savings. These estimates are particularly susceptible to changes that could result in a material adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of period	$35,962	$32,006	$16,955	$15,723	$15,877
Provision for loan losses	49,074	25,329	28,750	4,347	3,028
Charge-offs:
Permanent real estate	(11,552)	(6,827)	(962)	(737)	(961)
Construction real estate	(12,793)	(9,151)	(5,924)	(320)	(35)
Consumer	(6,117)	(3,978)	(3,605)	(2,334)	(2,848)
Commercial	(13,230)	(2,132)	(3,729)	(47)	(241)

Total charge-offs	(43,692)	(22,088)	(14,220)	(3,438)	(4,085)

Recoveries:
Permanent real estate	117	29	10	34	51
Construction real estate	9	10	—	1	2
Consumer	814	575	509	283	848
Commercial	3	101	2	5	2

Total recoveries	943	715	521	323	903

Net charge-offs	(42,749)	(21,373)	(13,699)	(3,115)	(3,182)

Balance at end of year	$42,287	$35,962	$32,006	$16,955	$15,723

Ratio of net charge-offs to average net loans	(2.10)%	(0.96)%	(0.60)%	(0.14)%	(0.16)%

At December 31, 2009, the allowance for loan losses was 2.22% of total loans and 36.5% of total nonperforming loans.

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

	2009		2008		2007		2006		2005
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category		Category		Category		Category		Category
	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans
	(Dollars in thousands)

Permanent real estate loans	$15,288	70.57%	$12,785	66.87%	$10,285	63.18%	$5,459	61.39%	$7,152	58.33%
Construction real estate loans	19,020	10.06%	11,342	13.01%	12,499	16.86%	3,321	18.24%	2,531	21.59%
Consumer loans	4,959	16.21%	4,870	15.59%	5,485	15.41%	5,147	15.22%	3,378	15.30%
Commercial loans	3,020	3.16%	6,965	4.53%	3,737	4.55%	3,028	5.15%	2,662	4.78%

Total	$42,287	100.00%	$35,962	100.00%	$32,006	100.00%	$16,955	100.00%	$15,723	100.00%

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

The following table presents the amortized cost, fair value, and weighted average yield of securities at December 31, 2009 by maturity:

	At December 31, 2009
					After One Year		Five Years
	No Stated				through		Through
	Maturity		One Year or Less		Five Years		Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)

Securities:
U.S Government agencies and corporations	$—	—%	$499	5.09%	$40,071	3.01%	$8,147	4.30%
Mortgage-related securities	—	—	—	—	445	6.20	6,055	4.70
Other securities(a)	472	2.87	—	—	—	—	—	—

Total securities	$472	2.87%	$499	5.09%	$40,516	3.05%	$14,202	4.47%

	At December 31, 2009
	After Ten Years		Total
	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	Value
	(Dollars in thousands)

Securities:
U.S. Government agencies and corporations	$—	—%	$48,717	3.25%	$48,922
Mortgage-related securities	219,682	4.43	226,182	4.44	231,718
Other securities(a)	—	—	472	2.87	708

Total securities	$219,682	4.43%	$275,371	4.23%	$281,348

(a)	Yield on equity securities only

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

Brokered deposits represent funds which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit without prior consent of the FDIC and Ohio Division. Home Savings had brokered deposits of $15.0 million, which also cannot be renewed with out prior consent of the FDIC and Ohio Division, with a weighted average yield of 4.35% at December 31, 2009, compared to brokered deposits of $145.0 million with a weighted average rate of 3.85% at December 31, 2008.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

	At December 31, 2009			For The Year Ended December 31, 2009
		Percent	Weighted		Percent	Weighted
		of Total	Average	Average	of Average	Average
	Amount	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)

Noninterest bearing demand	$126,779	7.16%	—%	$117,587	6.51%	—%
Checking and money market accounts	399,833	22.60	1.00	382,076	21.15	1.12
Savings accounts	202,900	11.47	0.47	194,957	10.79	0.48
Certificates of deposit	1,039,989	58.77	3.37	1,112,042	61.55	3.66

Total deposits	$1,769,501	100.00%	2.26%	$1,806,662	100.00%	2.54%

	For the Year Ended December 31, 2008			For the Year Ended December 31, 2007
		Percent	Weighted		Percent	Weighted
	Average	of Average	Average	Average	of Average	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate
	(Dollars in thousands)

Noninterest bearing demand	$110,000	5.83%	—%	$103,268	5.70%	—%
Checking and money market accounts	426,790	22.63	2.22	397,290	21.93	3.50
Savings accounts	180,010	9.54	0.45	185,949	10.26	0.41
Certificates of deposit	1,169,403	62.00	4.27	1,125,117	62.11	4.74

Total deposits	$1,886,203	100.00%	3.19%	$1,811,624	100.00%	3.75%

The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2009:

		Over	Over
	Up to	1 Year to	2 Years to
Rate	One Year	2 Years	3 Years	Thereafter	Total
	(Dollars in thousands)

2.00% or less	$154,162	$42,592	$1,704	$222	$198,680
2.01% to 4.00%	223,169	75,770	7,198	39,364	345,501
4.01% to 6.00%	259,944	42,417	187,341	6,106	495,808

Total certificates of deposit	$637,275	$160,779	$196,243	$45,692	$1,039,989

At December 31, 2009, approximately $637.3 million of Home Savings’ certificates of deposit will mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $492.3 million were available from the FHLB as well as the use of repurchase agreements. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit without prior consent of the FDIC and Ohio Division.

The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2009:

Maturity	Amount
(Dollars in thousands)

Three months or less	$38,634
Over 3 months to 6 months	35,250
Over 6 months to 12 months	61,258
Over 12 months	81,410

Total	$216,552

The following table presents the amount of Home Savings’ certificates of deposit of $250,000 or more by the time remaining until maturity at December 31, 2009:

Maturity	Amount
(Dollars in thousands)

Three months or less	$3,594
Over 3 months to 6 months	3,873
Over 6 months to 12 months	8,552
Over 12 months	6,965

Total	$22,984

The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)

Beginning balance	$1,885,931	$1,875,206
Net (decrease) increase in brokered deposits	(130,166)	105,259
Net (decrease) increase in other deposits	(30,393)	(155,951)

Net deposits before interest credited	1,725,372	1,824,508
Interest credited	44,129	61,423

Ending balance	$1,769,501	$1,885,931

Net (decrease) increase	$(116,430)	$10,725

Percent (decrease) increase	(6.17)%	0.57%

Borrowings.  The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, it will be eligible for 100% of the advances available. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2009, Home Savings was in compliance with the QTL test. Home Savings may borrow up to $492.3 million from the FHLB, and had $221.3 million in outstanding advances at December 31, 2009. None of the advances outstanding are callable.

United Community had a Credit Agreement with JP Morgan Chase Bank, N.A. (JP Morgan) dated September 12, 2005, as amended on July 18, 2007, March 28, 2008, August 29, 2008, and January 31, 2009 (Credit Agreement). The Credit Agreement provided United Community with a line of credit of up to $40.0 million. On January 1, 2009, $6.9 million remained outstanding on this line of credit. On January 31, 2009, United Community and JP Morgan amended the Credit Agreement in response to the proposed sale of Butler Wick Trust to Farmers

National Banc Corp. The amendment included provisions to use a portion of the cash proceeds of the sale to repay the entire principal balance outstanding, including accrued interest. The remaining $5.1 million balance was paid-off in full on March 31, 2009.

The OTS Order requires United Community to obtain regulatory approval prior to incurring debt or increasing its debt position. A debt reduction plan was developed and submitted to the OTS for approval within the required time frame. As of December 31, 2009, United Community had no debt outstanding. United Community does not intend to seek approval to borrow additional funds in the near term.

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

EMPLOYEES

At December 31, 2009, Home Savings had 564 full-time equivalent employees. Home Savings believes that relations with its employees are good. Home Savings offers health, life, and disability benefits, a 401(k) plan, and an employee stock ownership plan for its employees.

The Bank Order required Home Savings to retain a consulting firm to assess management needs and to submit a management plan that identifies officer positions needed, identifies and establishes board and internal operating committees, evaluates Home Savings’ senior officers, and provides for the hiring of any additional personnel, subject to the requirement to obtain regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of the Bank. A consulting firm was engaged and that plan was provided to the regulators, as required.

REGULATION

United Community is a unitary thrift holding company within the meaning of the Home Owners Loan Act, as amended (HOLA), and is subject to regulation, examination, and oversight by the OTS, although there generally are no restrictions on the activities of United Community unless the OTS determines that there is reasonable cause to believe that an activity constitutes a serious risk to the financial safety, soundness, or stability of Home Savings. Home Savings is subject to regulation, examination, and oversight by the Ohio Division and the FDIC, and it also is subject to certain provisions of the Federal Reserve Act. United Community and Home Savings are also subject to the provisions of the Ohio Revised Code applicable to corporations generally, including laws that restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

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

Federal Reserve Board regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily checking accounts) up to $44.4 million (subject to an exemption of up to $10.3 million), and of 10% of net transaction accounts in excess of $44.4 million. At December 31, 2009, Home Savings was in compliance with its reserve requirements.

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

Home Savings’ deposit insurance premiums have increased because of the Bank’s regulatory status. FDIC insurance premiums have increased substantially in 2009, and Home Savings may pay higher FDIC premiums in the future because bank failures have significantly reduced the deposit insurance fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums on all depository institutions. On May 22, 2009, the FDIC also implemented a special assessment on all insured depository institutions, which totaled $1.1 million for Home Savings. Additional special assessments may be imposed by the FDIC for future periods. On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. Although the prepayment of these assessments was mandatory for all insured depository institutions, the FDIC retains the discretion as supervisor and insurer to exempt any institution from the prepayment requirement under certain circumstances as set forth in its regulations. In accordance with this discretion provided to the FDIC, the FDIC exempted Home Savings from prepaying its quarterly risk-based assessment for the fourth quarter of 2009 and all of 2010, 2011 and 2012.

Item 1A.	Risk Factors

Like all financial companies, United Community’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.

Pursuant to the Bank Order, Home Savings retained a consultant to assist in the development of an Enterprise Risk Management Program. An Officers Risk Management Committee was appointed and is developing and leading the process of assessing risk and reviewing policies and procedures to enhance the Bank’s controls and risk management practices. The Enterprise Risk Management Plan was submitted to the FDIC and the Ohio Division for approval in December 2008. The Board also adopted the Corporate Risk Management and Control Policy of Home Savings in December 2008. The Enterprise Risk Management Program was implemented in 2009, but is an ongoing program that is expected to continue in 2010 and future years.

Cease and desist orders restrict dividends and certain business activities.

United Community’s ability to pay regular quarterly dividends to shareholders depends to a large extent upon the dividends received from Home Savings. The Bank Order prohibits Home Savings from paying dividends to United Community without prior regulatory approval. In addition, the OTS Order prohibits United Community from paying dividends to shareholders without prior regulatory approval. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and Home Savings’ earnings, capital requirements, financial condition and other factors. Although our financial earnings and financial condition have allowed us to declare and pay periodic cash dividends to our shareholders in the past, there can be no assurance as to when dividend payments will resume in the future.

The OTS Order prohibits United Community from issuing or renewing debt without prior approval.

Deteriorating economic conditions may adversely affect our results of operations and financial condition.

Dramatic declines in real estate values, along with high unemployment, have disrupted the national credit and capital markets over the last two years. As a result, many financial institutions have had to seek additional capital, to merge with larger and stronger institutions, to seek government assistance or bankruptcy protection and, in some cases, they have been forced into a sale or closed by the bank regulatory agencies. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions, because of concern about the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected, and whether management’s actions will effectively mitigate these external factors. The reduced availability of credit, the lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

Further, approximately 84.9% of the loans in Home Savings’ portfolio are secured in whole or in part by real estate. As residential real estate prices have declined in the last two years, defaults and foreclosures have increased. Commercial real estate values have also declined, and the owners of many income-producing properties are experiencing declines in their revenue, which may adversely affect their ability to repay their loans. Foreclosures and resolutions of nonperforming loans require significant personnel resources and involve other costs that may increase our operating expenses. Properties acquired through foreclosure or by deed in lieu of foreclosure are taking longer to sell in the current economy, which increases the Company’s expenses for managing, maintaining and insuring real estate owned. If we are unable to sell properties at a price that will cover our expenses as well as the unpaid principal and interest on the loan, the resulting write-downs and losses adversely affect the Company’s net income.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going assessment of the quality of the credit already extended. However, conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control may increase our credit risk. Such changes in the economy may have a negative impact on the ability of borrowers to repay their loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of our collateral. In addition, substantial portions of our loans are to individuals and businesses in Ohio where foreclosure rates are among the highest in the nation. Consequently, any further decline in the state’s economy could have a materially adverse effect on our financial condition and results of operations.

Over the last three years, United Community has experienced a significant increase in the amount of impaired loans in its construction loan portfolio. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect both the contractual interest payments and the contractual principal payments, as scheduled in the loan agreement. Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. In the event a default on a construction loan occurs and foreclosure follows, we may need to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

We operate in an extremely competitive market, and our business will suffer if we are unable to compete effectively.

In our market area, we encounter significant competition from savings and loan associations, banks, credit unions, mortgage banking firms, securities brokerage firms, asset management firms and insurance companies. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide. In order to compete, Home Savings may need to lower interest rates on its products to match interest rates offered by its competition, which could have a negative impact on net interest margin and earnings.

Legislative or regulatory changes or actions could adversely impact the financial services industry.

The financial services industry is extensively regulated. Federal and state banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and are not necessarily intended to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Furthermore, there can be no assurance that recent legislation and regulatory initiatives to address difficult market and economic conditions will stabilize the United States banking system and the enactment of these initiatives may significantly affect our financial condition, results of operation, liquidity, or stock price. The significant federal and state banking regulations that affect us are described in this 10-K under the heading “Regulation.”

The preparation of financial statements requires management to make estimates about matters that are inherently uncertain.

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. Two of the most critical estimates are the level of the allowance for loan losses and the valuation of mortgage servicing rights. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses, sustain loan losses that are significantly higher than the provided allowance, or recognize a significant provision for the impairment of mortgage servicing rights. Material additions to the allowance for loan losses and any loan losses that exceed our reserves would materially adversely affect our results of operations and financial condition.

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

United Community collects, processes and stores sensitive customer data by using computer systems and telecommunication networks operated by the Company and its service providers. The Company has security, backup and recovery systems in place and a comprehensive business continuity plan to ensure the systems will not be inoperable. United Community also has security in place to prevent unauthorized access to the system. Third party service providers are required to maintain similar controls. United Community cannot be certain the measures will be successful to prevent a security breach. If such a breach occurs, the Company may lose customers’ confidence and, therefore, lose their business.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. As we experience loan losses, additional capital may need to be infused. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

Our allowance for loan losses may prove to be insufficient to absorb potential losses in our loan portfolio.

Lending money is a substantial part of our business. However, every loan we make carries a risk of non-payment. This risk is affected by, among other things: cash flow of the borrower and/or the project being financed; in the case of a collateralized loan, the changes and uncertainties as to the future value of the collateral; the credit history of a particular borrower; changes in economic and industry conditions; and the duration of the loan.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the level of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses.

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and inherent losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loan loss allowance will be adequate in the future.

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

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

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There were 37,804,457 common shares of United Community stock issued and 30,897,825 shares outstanding and held by approximately 10,200 record holders as of February 28, 2010. United Community’s common shares are traded on The Nasdaq Stock Market® under the symbol “UCFC”. Quarterly stock prices and dividends declared are shown in the following table. Prior period data has been updated to reflect the stock dividend declared in November 2008.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009
High	$1.59	$2.72	$1.80	$1.80
Low	0.46	0.99	0.80	1.28
Dividends declared and paid	—	—	—	—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008
High	$6.70	$8.50	$5.84	$5.11
Low	4.16	3.62	2.82	0.75
Dividends declared and paid	0.0924	0.0462	—	2.8% stock dividend

Under the terms of the OTS Order, United Community must seek regulatory approval prior to the declaration and payment of any cash dividends. The payment of dividends by United Community is limited also by the ability of Home Savings to pay dividends to United Community, which also requires regulatory approval under the Bank Order. See the discussion of these limits in Note 3 and Note 16 to the Consolidated Financial Statements.

Under the terms of the OTS Order, United Community must seek regulatory approval prior to the repurchase of any shares. United Community did not repurchase any shares during 2009.

Performance Graph

The following graph compares the cumulative total return on United Community’s common shares since December 31, 2004, with the total return of an index of companies whose shares are traded on The Nasdaq Stock Market and an index of publicly traded thrift institutions and thrift holding companies. The graph assumes that $100 was invested in United Community shares on December 31, 2004.

United Community Financial Corp
Total Return Performance

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
United Community Financial Corp.	100.00	108.66	115.94	54.81	9.41	15.16

NASDAQ Composite	100.00	101.37	111.03	121.92	72.49	104.31

SNL Thrift	100.00	103.53	120.68	72.40	46.07	42.97

Item 6.	Selected Financial Data

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Selected financial condition data:
Total assets	$2,338,427	$2,618,073	$2,771,117	$2,703,545	$2,528,850
Cash and cash equivalents	45,074	43,417	33,502	33,711	35,195
Securities:
Trading, at fair value	—	—	312	559	992
Available for sale, at fair value	281,348	215,731	240,035	233,936	199,047
Loans held for sale	10,497	16,032	87,236	26,960	29,109
Loans, net	1,866,018	2,203,453	2,236,988	2,253,559	2,097,433
Federal Home Loan Bank stock, at cost	26,464	26,464	25,432	25,432	24,006
Cash surrender value of life insurance	26,198	25,090	24,053	23,137	22,260
Assets of discontinued operations	—	5,562	20,314	20,923	40,122
Deposits	1,769,501	1,885,931	1,875,206	1,822,935	1,681,844
Borrowed funds	318,156	462,872	586,786	562,862	528,821
Liabilities of discontinued operations	—	2,388	4,371	4,475	24,948
Total shareholders’ equity	219,783	234,923	269,714	281,333	264,735

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Summary of earnings:
Interest income	$131,863	$152,178	$168,815	$163,763	$133,794
Interest expense	55,949	78,916	96,103	83,953	56,357

Net interest income	75,914	73,262	72,712	79,810	77,437
Provision for loan losses	49,074	25,329	28,750	4,347	3,028

Net interest income after provision for loan losses	26,840	47,933	43,962	75,463	74,409
Non-interest income	13,918	5,784	14,302	13,203	12,184
Non-interest expenses	63,640	94,186	55,640	53,310	53,413

Income (loss) before taxes and discontinued operations	(22,882)	(40,469)	2,624	35,356	33,180
Income tax expense (benefit)	(1,160)	(3,240)	910	12,393	11,234

Net income (loss) before discontinued operations	(21,722)	(37,229)	1,714	22,963	21,946
Discontinued operations
Net income of Butler Wick Corp., net of tax	4,949	1,950	2,419	1,148	1,251

Net income (loss)	$(16,773)	$(35,279)	$4,133	$24,111	$23,197

	At or for the Year Ended December 31,
	2009	2008	2007	2006	2005

Selected financial ratios and other data:
Performance ratios:
Return on average assets(1)	(0.67)%	(1.30)%	0.15%	0.92%	0.96%
Return on average shareholders’ equity(2)	(6.92)	(12.91)	1.44	8.72	8.89
Interest rate spread(3)(4)	2.91	2.53	2.41	2.84	3.19
Net interest margin(3)(5)	3.20	2.87	2.84	3.24	3.49
Non-interest expense to average assets(3)	2.54	2.22	2.04	2.03	2.22
Efficiency ratio(3)(6)	65.60	68.53	62.77	56.68	58.92
Average interest earning assets to average interest bearing liabilities(3)	112.46	110.85	111.59	111.74	111.62
Capital ratios:
Average equity to average assets	9.68	10.03	10.56	10.53	10.83
Shareholders’ equity to assets at year end	9.39	8.97	9.73	10.41	10.47
Home Savings’ Tier 1 leverage ratio	8.22	8.20	7.47	7.68	8.36
Home Savings’ Tier 1 risk-based capital ratio	11.53	10.80	9.26	9.49	10.08
Home Savings’ Total risk-based capital ratio	12.80	12.06	11.88	11.70	10.86
Asset quality ratios:
Nonperforming loans to loans, net(7)	6.21	4.76	4.41	2.37	1.18
Nonperforming assets to total assets at year end(8)	6.28	5.12	3.94	2.10	1.08
Allowance for loan losses as a percent of loans	2.22	1.61	1.41	0.75	0.74
Allowance for loan losses as a percent of nonperforming loans(7)	36.49	34.29	32.42	31.73	63.29
Texas ratio(9)	56.03	49.52	36.20	19.00	9.75
Total classified assets as a percent of Tier 1 capital	117.77	58.08	71.99	26.64	15.50
Net chargeoffs as a percent of average loans	2.10	0.96	0.60	0.14	0.16
Total 90+ days past due as a percent of total loans, net	5.76	4.53	4.14	2.32	1.16
Number of:
Loans	42,121	44,195	44,842	46,333	43,630
Deposit accounts	176,010	180,531	187,132	189,588	183,565
Per share data:
Basic earnings (loss) from continuing operations(10)(11)	$(0.73)	$(1.26)	$0.06	$0.77	$0.75
Basic earnings from discontinued operations (10)(11)	0.17	0.06	0.08	0.04	0.04
Basic earnings (loss) (10)(11)	(0.56)	(1.20)	0.14	0.81	0.79
Diluted earnings (loss) from continuing operations(10) (11)	(0.73)	(1.26)	0.06	0.76	0.74
Diluted earnings from discontinued operations(10)(11)	0.17	0.06	0.08	0.04	0.04
Diluted earnings (loss)(10)(11)	(0.56)	(1.20)	0.14	0.80	0.78
Book value(12)	7.11	7.60	8.73	8.83	8.29
Tangible book value(13)	7.09	7.57	7.60	7.95	7.37
Cash dividend per share	0.00	0.1386	0.3697	0.3502	0.3510
Dividend payout ratio(14)	n/a	(12.61)%	271.43%	43.90%	41.25%

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average total equity.

(3)	Ratios have been revised to reflect the impact of discontinued operations. Ratios exclude the effect of goodwill impairment charges recognized.

(4)	Difference between weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities.

(5)	Net interest income as a percentage of average interest earning assets.

(6)	Non-interest expense, excluding the amortization of core deposit intangible and the goodwill impairment charge, divided by the sum of net interest income and non-interest income, excluding gains and losses on securities, other than temporary impairment charges and foreclosed assets.

(7)	Nonperforming loans consist of nonaccrual loans, loans past due ninety days and still accruing, and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans, real estate acquired in settlement of loans and other repossessed assets.

(9)	Nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses

(10)	Earnings per share were retroactively adjusted to reflect the effect of a 2.8% stock dividend declared in November 2008.

(11)	Net income divided by average number of basic or diluted shares outstanding.

(12)	Shareholders’ equity divided by the number of shares outstanding.

(13)	Shareholders’ equity minus goodwill and core deposit intangible divided by the number of shares outstanding.

(14)	Historical per share dividends declared and paid for the year divided by the diluted earnings per share for the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Changes in Financial Condition

Total assets decreased $279.6 million, or 10.7%, from $2.6 billion at December 31, 2008 to $2.3 billion at December 31, 2009. The net change in assets consisted primarily of decreases of $337.4 million in net loans, $5.5 million in net loans held for sale and assets of discontinued operations of $5.6 million relating to the sale of Butler Wick in 2009. These decreases were offset partially by increases of $65.6 million in securities available for sale, $1.7 million in real estate owned and other repossessed assets, and $1.7 million in cash and cash equivalents. Total liabilities decreased $264.5 million, or 11.1%, primarily as a result of decreases of $116.3 million in Federal Home Loan Bank advances, $28.4 million in repurchase agreements and other borrowings, $1.7 million in accrued interest payable and $2.4 million in liabilities of discontinued operations, partially offset by a $20.5 million increase in interest-bearing deposits.

Funds not currently utilized for general corporate purposes are invested in overnight funds and securities. Cash and cash equivalents increased $1.7 million, or 3.8%, to $45.1 million at December 31, 2009, compared to $43.4 million at December 31, 2008.

Available for sale securities increased $65.6 million during 2009 primarily as a result of purchases of securities aggregating $196.3 million offset partially by sales of $73.6 million and paydowns and maturities of $56.2 million. The majority of United Community’s available for sale portfolio is held by Home Savings. See Note 5 to the consolidated financial statements for additional information regarding the Company’s investment portfolio.

Net loans decreased $337.4 million, or 15.3%, to $1.9 billion at December 31, 2009, compared to $2.2 billion at December 31, 2008. Real estate loans decreased $249.9 million, consumer loans decreased $39.6 million, and commercial loans decreased $41.3 million. The decrease in real estate loans is attributable primarily to the strategic objective of reducing exposure to commercial and residential construction lending. Also affecting the decline was management’s decision to sell certain one-to four-family residential mortgage loans aggregating $69.8 million in the fourth quarter of 2009. A gain of $1.8 million was recognized on the loan sale. The sale was considered for several reasons. First, the loans identified for sale in this transaction were 30-year fixed rate loans that had a weighted average coupon of 5.95%. United Community’s outlook for interest rates is for long-term interest rates to begin to rise in late 2010 creating decreasing prepayments. In addition, the Federal Reserve Bank has stated that its program to purchase mortgage-backed securities will end by the end of March 2010. The removal of this liquidity may result in spreads widening on mortgages with associated pricing decreasing. Due to a lower interest rate environment, refinance activity accelerated, further contributing to the decline in one-to four-family loans. See Note 6 to the consolidated financial statements for additional information regarding the composition of net loans.

Loans held for sale were $10.5 million at December 31, 2009, compared to $16.0 million at December 31, 2008. The decrease was primarily attributable to the timing of sales during the period. Home Savings sells a portion of newly originated loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future. Home Savings no longer purchases other loans to be sold in the secondary market.

For residential real estate lending, customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit for up to an additional 15% of the appraised value without having to purchase mortgage insurance. In addition, Home Savings offers a first-time homebuyers product that permits a 95% loan-to-value and has no mortgage insurance requirement. At December 31, 2009, loans to first-time homebuyers with an original loan-to-value of 95% aggregated $29.1 million. Home Savings does not offer products where customers may pay a monthly amount that is less than the interest expense incurred on the loan. Further, Home Savings does not offer loan products where customers may qualify for the loan based on their ability to pay a minimum payment, even though the customers will be required to pay a significantly higher monthly payment in future periods unless the mortgage is prepaid. Interest-only loans are originated for sale only.

The allowance for loan losses is a valuation allowance for probable incurred credit losses. The allowance for loan losses increased lo $42.3 million at December 31, 2009, from $36.0 million at December 31, 2008, an increase of $6.3 million. The allowance for loan losses as a percentage of net loans was 2.22% at December 31, 2009, compared to 1.61% at December 31, 2008. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Management estimates the adequacy of the allowance based on an analysis using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, general economic conditions in the market area and other pertinent factors.

In determining the level of allowance the entire loan portfolio is segmented into four basic categories: Real Estate Construction, Consumer and Commercial loans. Each of the aforementioned categories are further segmented into various types of loans within that category; each type of loan is then identified as being homogeneous (i.e., loans with similar risk characteristics) or non-homogeneous. A loss factor is then applied to the outstanding loan balances to calculate the required level of allowance for loan losses.

The loss factor discussed above consists of two parts, a quantitative component and a qualitative component. The quantitative component is determined through a historical analysis of all charged-off loans, net of recoveries. The historical losses in each loan category, segmented by risk grade, are quantified and applied to the outstanding balance of that particular loan category by risk grade to identify a historical loss percentage. The second component of the loss factor is qualitative, which is inherently more subjective than the quantitative component. Qualitative factors are essentially determined by the guidance of nine different attributes, as set forth in supervisory guidance, applied to the various loan categories.

The portfolio segmentation process and the use of the loan grading system as defined above helps identify loans to be considered impaired. Specifically, when it is probable the Company will not collect all amounts due (both contractual interest payments and contractual principal payments) as scheduled in the loan agreement and the loan is non-homogeneous in nature, the loan will be considered impaired and a specific reserve will be established.

The increase in the allowance for loan losses in 2009 was primarily a result of the level of allowance assigned to the construction loan portfolio. At December 31, 2009, the allowance assigned to the construction portfolio aggregated $19.0 million an increase of $7.7 million from the previous year. This increase was a result of an increased level of impairment associated with that portfolio due to depressed collateral values securing such loans. See Note 6 to the financial statements for a summary of the allowance for loan losses. The following table summarizes the trend in the allowance for loan losses for 2009.

	Allowance for Loan Losses
					December 31,
	December 31, 2008	Provision	Recovery	Chargeoff	2009
	(In thousands)

Real Estate Loans
Permanent
One-to four-family	$4,986	$6,310	$109	$(4,859)	$6,546
Multifamily residential	2,344	2,333	3	(2,498)	2,182
Nonresidential	4,870	5,214	5	(4,195)	5,894
Land	585	81	—	—	666

Total	12,785	13,938	117	(11,552)	15,288

Construction Loans
One-to four-family residential	10,620	20,833	9	(12,675)	18,787
Multifamily and nonresidential	722	(371)	—	(118)	233

Total	11,342	20,462	9	(12,793)	19,020

	Allowance for Loan Losses
					December 31,
	December 31, 2008	Provision	Recovery	Chargeoff	2009
	(In thousands)

Consumer Loans
Home Equity	1,386	3,301	2	(2,299)	2,390
Auto	242	231	23	(334)	162
Marine	1,504	(82)	331	(1,052)	701
Recreational vehicle	1,425	1,556	124	(1,713)	1,392
Other	313	386	334	(719)	314

Total	4,870	5,392	814	(6,117)	4,959

Commercial Loans
Secured	3,355	624	—	(2,895)	1,084
Unsecured	3,610	8,658	3	(10,335)	1,936

Total	6,965	9,282	3	(13,230)	3,020

Total Allowance	$35,962	$49,074	$943	$(43,692)	$42,287

The total outstanding balance of all impaired loans was $118.8 million at December 31, 2009 as compared to $87.2 million at December 31, 2008. The schedule below summarizes impaired loans for 2009 and 2008.

	Impaired Loans
	December 31,	December 31,
	2009	2008	Change
	(In thousands)

Real Estate Loans
Permanent
One-to four-family	$18,764	$12,675	$6,089
Multifamily residential	7,863	8,724	(861)
Nonresidential	25,686	14,855	10,831
Land	5,160	4,757	403

Total	57,473	41,011	16,462

Construction Loans
One-to four-family residential	53,666	36,903	16,763
Multifamily and nonresidential	392	816	(424)

Total	54,058	37,719	16,339

Consumer Loans
Home Equity	2,088	1,657	431
Auto	30	—	30
Marine	1,103	2,614	(1,511)
Recreational vehicle	353	—	353
Other	8	—	8

Total	3,582	4,271	(689)

Commercial Loans
Secured	3,365	3,496	(131)
Unsecured	327	751	(424)

Total	3,692	4,247	(555)

Total Impaired Loans	$118,805	$87,248	$31,557

A loan is considered a troubled debt restructuring if Home Savings grants a concession to a borrower that would otherwise not be considered based on economic or legal reasons related to the borrowers financial difficulties. The objective of a troubled debt restructuring is to make the best of a bad situation. A troubled debt restructuring may include, but is not necessarily limited to, one or a combination of the following:

•	Transfer from the borrower to Home Savings of receivables from third parties, real estate, or other assets to fully or partially satisfy a debt (including a transfer resulting from foreclosure or repossession).

•	Issuance or other granting of an equity interest to Home Savings by the borrower to satisfy fully or partially a debt unless the equity interest is granted pursuant to existing terms for converting the debt into an equity interest.

•	Modification of terms of a debt, such as one or a combination of:

•	Reduction of the stated interest rate for the remaining original life of the debt.

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.

•	Reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.

•	Reduction of accrued interest.

A debt restructuring is not necessarily a troubled debt restructuring for purposes of this definition even if the borrower is experiencing some financial difficulties. In general, a borrower that can obtain funds from other sources at market interest rates at or near those for non-troubled debt is not involved in a troubled debt restructuring. A troubled debt restructuring is not involved if:

•	the fair value of cash, other assets, or an equity interest accepted by Home Savings from a borrower in full satisfaction of its receivable at least equals the recorded investment in the loan;

•	the fair value of cash, other assets, or an equity interest transferred by a borrower to Home Savings in full settlement of its loan at least equals the carrying amount of the loan;

•	Home Savings reduces the effective interest rate on the loan primarily to reflect a decrease in market interest rates in general or a decrease in the risk so as to maintain a relationship with a borrower that can readily obtain funds from other sources at the current market interest rate; or

•	Home Savings issues, in exchange for the original loan, a new marketable loan having an effective interest rate based on its market price that is at or near the current market interest rates of loans with similar maturity dates and stated interest rates issued by other banks.

Included in impaired loans above are certain loans Home Savings considers troubled debt restructurings. The change in troubled debt restructurings for the year ended December 31, 2009 is as follows:

	Troubled Debt Restructurings
	December 31,	December 31,
	2009	2008	Change
	(In thousands)

Real Estate Loans
Permanent
One-to four-family	$2,167	$1,015	$1,152
Multifamily residential	—	345	(345)
Nonresidential	3,595	95	3,500
Land	1,050	1,057	(7)

Total	6,812	2,512	4,300

Construction Loans
One-to four-family residential	15,213	—	15,213
Multifamily and nonresidential	—	—	—

Total	15,213	—	15,213

Consumer Loans
Home Equity	240	249	(9)
Auto	18	23	(5)
Marine	—	373	(373)
Recreational vehicle	—	27	(27)
Other	8	8	—

Total	266	680	(414)

Commercial Loans
Secured	357	366	(9)
Unsecured	—	—	—

Total	357	366	(9)

Total Impaired Loans	$22,648	$3,558	$19,090

Once a loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. Troubled debt restructured loans that were on nonaccrual status aggregated $5.0 million and $488,000 at December 31, 2009 and 2008, respectively. Such loans are considered nonperforming loans. Troubled debt restructured loans that were accruing according to their terms aggregated $17.6 million and $3.1 million at December 31, 2009 and 2008, respectively.

Nonperforming loans consist of all loans past due 90 days and loans past due less than 90 days and which are on a nonaccrual status. Nonperforming loans increased $11.0 million from $104.9 million at December 31, 2008 to $115.9 million at December 31, 2009. The change occurred primarily in the permanent real estate segments of the portfolio. Of the $115.9 million in nonperforming loans at December 31, 2009, $107.9 million have been evaluated for impairment and have a collateral value of $103.0 million and specific reserves assigned to them in the amount of $4.9 million. The schedule below summarizes the change in nonperforming loans for 2009.

	Nonperforming Loans
	December 31,	December 31,		2009 Interest
	2009	2008	Change	Foregone
	(In thousands)

Real Estate Loans
Permanent
One-to four-family	$26,766	$21,669	$5,097	$768
Multifamily residential	7,863	8,724	(861)	(436)
Nonresidential	24,091	15,246	8,845	1,042
Land	5,160	4,840	320	417

Total	63,880	50,479	13,401	1,791

Construction Loans
One-to four-family residential	42,819	43,167	(348)	242
Multifamily and nonresidential	392	816	(424)	(284)

Total	43,211	43,983	(772)	(42)

Consumer Loans
Home Equity	3,168	2,312	856	110
Auto	148	154	(6)	(1)
Marine	1,103	2,614	(1,511)	(100)
Recreational vehicle	900	756	144	28
Other	64	33	31	2

Total	5,383	5,869	(486)	39

Commercial Loans
Secured	3,061	3,496	(435)	161
Unsecured	352	1,057	(705)	236

Total	3,413	4,553	(1,140)	397

Total Nonperforming Loans	$115,887	$104,884	$11,003	$2,185

The $5.1 million increase in nonperforming loans secured by one-to four-family properties was primarily a result of overall economic conditions and the increase in the number of loans reported as 90 or more days past due. The increase in nonperforming nonresidential loans was primarily a result of six lending relationships totaling $10.7 million becoming 90 days or more past due during 2009. This was partially offset by Home Savings taking into possession property collateralizing one lending relationship totaling $2.3 million in the fourth quarter of 2009. The decrease in the nonperforming marine loans is primarily due to the collateral for one relationship totaling $1.1 million being taken into possession by Home Savings during the second quarter of 2009.

The Company continues to monitor changes in nonperforming loans due to rapidly changing conditions in the current economic environment. Nonperforming loans at February 28, 2010 were $126.3 million, compared to $115.9 million at December 31, 2009. Real estate owned and other repossessed assets at February 28, 2010 were $33.8 million, compared to $31.0 million at December 31, 2009.

Federal Home Loan Bank stock remained at $26.5 million at December 31, 2009, compared to December 31, 2008. The quarterly dividend payments received by Home Savings from the FHLB were paid in cash in 2009. In the prior year, these dividends were paid by the FHLB in shares of FHLB stock to Home Savings.

Premises and equipment decreased $1.9 million from $25.0 million at December 31, 2008 to $23.1 million at December 31, 2009. The primary cause of this change was a reclassification from premises and equipment to other assets of $714,000 related to Home Savings Findlay, Ohio branch fixed assets. On November 30, 2009, Home Savings entered into an agreement with The Union Bank Company, a wholly-owned subsidiary of United

Bancshares, Inc., for the sale of Home Savings’ Findlay, Ohio branch. In the transaction, Union Bank will assume all of the deposit liabilities and buy the related fixed assets of the branch. In addition, Union Bank will acquire approximately $2.0 million in loans associated with the branch. The Board of Directors of both companies approved the transaction. No shareholder approvals are required. The transaction is subject to customary conditions, including regulatory approvals, and is expected to close in the first quarter of 2010. The remainder of the change is attributable to depreciation expense exceeding new fixed assets placed into service in 2009.

Accrued interest receivable decreased $992,000 or 9.8%, to $9.1 million at December 31, 2009, compared to $10.1 million at December 31, 2008. Interest accrued on mortgage loans decreased $830,000 due primarily to an increase of $1.1 million in reserves for uncollected interest on mortgage loans. Interest accrued on installment loans decreased $181,000, due primarily to a decrease in the average balance of that portfolio. Interest accrued on commercial loans decreased $156,000, due primarily to an increase in reserves for uncollected interest on commercial loans of $1.2 million. The increase in the reserves for uncollected interest is affected directly by the increase in loans on nonaccrual status. Interest accrued on securities available for sale increased $176,000 due primarily to timing as to when interest is paid on these securities. As the Bank’s plan to reduce loan concentrations, loan delinquencies, and classified assets is carried out in compliance with the Bank Order, the Company expects these reserves for uncollected interest to decrease.

Real estate owned and other repossessed assets increased $1.7 million or 5.8% during the year ended December 31, 2009, as compared to the year ended December 31, 2008. The following table summarizes the activity in real estate owned and other repossessed assets during the year.

	Real Estate Owned	Repossessed Assets	Total
	(In thousands)

Balance at December 31, 2008	$27,437	$1,821	$29,258
Acquisitions	18,838	3,755	22,593
Sales	(10,822)	(4,954)	(15,776)
Change in valuation allowance	(5,113)	—	(5,113)

Balance at December 31, 2009	$30,340	$622	$30,962

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type:

		Valuation
	Balance	Allowance	Net Balance
	(In thousands)

Real estate owned
One-to four-family	$3,709	$(156)	$3,553
Multifamily residential	10,515	(2,601)	7,914
Nonresidential	6,001	(842)	5,159
One-to four-family residential construction	17,726	(4,268)	13,458
Land	256	—	256

Total real estate owned	38,207	(7,867)	30,340
Repossessed assets
Auto	54	—	54
Marine	230	—	230
Recreational vehicle	338	—	338

Total repossessed assets	622	—	622

Total real estate owned and other repossessed assets	$38,829	$(7,867)	$30,962

Property acquired in the settlement of loans is recorded at the lower of (a) the loan’s acquisition balance less cost to sell or (b) the fair market value of the property secured. Appraisals are obtained at least annually or when the

Company believes there is sufficient evidence to suggest deterioration in an asset’s value. Based on current appraisals, a valuation allowance may be established to properly reflect the asset at fair market value. The increase in the valuation allowance on property acquired in relation to one-to four-family residential construction loans was due to the decline in market value of those properties. Home Savings has engaged experienced professionals to sell all real estate owned and other repossessed assets in a timely manner.

Home Savings has an investment in bank-owned life insurance, which provides insurance on the lives of certain employees where Home Savings is the beneficiary. Bank-owned life insurance provides a long-term asset to offset long-term benefit obligations, while generating competitive investment yields. Home Savings recognized $1.1 million as other non-interest income based on the cash value of the policies in 2009 and $943,000 in 2008. The increase in the cash value of the policies is tax exempt as long as the policies are not cashed in, and any death benefit proceeds received by Home Savings are tax-free.

Assets of discontinued operations of Butler Wick decreased because of the completion of the sale of Butler Wick Trust to Farmers National Banc Corp. for $12.1 million on March 31, 2009. Refer to Note 4 for further discussion on discontinued operations.

Other assets increased $1.9 million during 2009. The increase in other assets is primarily attributable to an increase in deferred mortgage servicing rights of $2.5 million. Deferred mortgage servicing rights increased as a result of the aforementioned sale of $69.8 million of one-to four-family loans that closed in December 2009. The loans were sold to a third party with servicing retained by Home Savings.

Included in other assets is a net deferred tax asset approximating $3.7 million at December 31, 2009, compared to $7.4 million at December 31, 2008. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

When determining the amount of net deferred tax assets that are more likely than not to be realized, United Community conducts a regular assessment of all available evidence, both positive and negative. This evidence includes, but is not limited to, taxable income in prior periods, projected future income, projected future reversals of deferred tax items and the effects of tax law changes. Based on these criteria, and in particular fourth quarter activity surrounding the provision for loan losses, United Community determined that it was necessary to establish a valuation allowance against the deferred tax asset of $7.6 million at December 31, 2009. The determination was made after the Company’s fourth quarter 2009 loss put it into a three-year cumulative loss position, the threshold after which there is a rebuttable presumption that a Company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. A net deferred tax asset of $3.7 million remains after the valuation allowance, representing the amount remaining available for carry back throughout 2010. United Community will continue to monitor its deferred tax position and increase or decrease the valuation allowance, either up or down, as available evidence changes. If such is the case, additional tax expense would need to be recognized and the remaining deferred tax asset appropriately reduced. In order for United Community to realize the benefit of the deferred tax asset, United Community will have to generate sufficient net taxable income to absorb the remaining deferred tax asset.

Total deposits decreased $116.4 million to $1.8 billion at December 31, 2009, compared to December 31, 2008. The change is primarily as a result of a decrease in certificates of deposit of $185.3 million offset partially by increases in savings accounts of $21.3 million and in checking accounts of $29.6 million. The change in certificates of deposit is attributable to a decline in retail certificates of deposit of $55.2 million and a decrease in brokered certificates of deposit of $130.1 million. In the third quarter of 2008, Home Savings utilized the services of an investment broker to attract brokered certificates of deposit. These deposits were utilized to temporarily enhance the Company’s liquidity at the time Home Savings entered into the Bank Order. Pursuant to the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit without prior consent of the FDIC and the Ohio Division. Management continually evaluates many variables when pricing deposits, including cash requirements, liquidity targets, asset growth rates, the liability mix and interest rate risk. Brokered deposits at December 31, 2009, were $15.0 million and mature in 2010. The Company does not intend to pursue additional brokered deposits in the near term.

Funds needed in excess of deposit growth are borrowed in the normal course of business. Home Savings has an established credit relationship with the Federal Home Loan Bank of Cincinnati under which Home Savings can borrow up to $492.3 million. Of the total borrowing capacity at the Federal Home Loan Bank, Home Savings had outstanding advances of $221.3 million at December 31, 2009, which is a decrease of $116.3 million compared to December 31, 2008. These borrowings are collateralized primarily by one-to four-family residential mortgage loans.

Repurchase agreements used for general corporate purposes have decreased $28.4 million to $96.8 million at December 31, 2009. Repurchase agreements and other borrowings decreased as the Company paid off $20.0 million in higher-cost repurchase agreements in exchange for additional collateral on the remaining repurchase agreements. The Company also paid in full a line of credit, of which $6.9 million had been outstanding at December 31, 2008. Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $125.7 million at December 31, 2009 and $131.5 million at December 31, 2008. Securities sold under agreements to repurchase are typically held by the brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to United Community.

United Community had a Credit Agreement with JP Morgan Chase Bank, N.A. (JP Morgan) which provided United Community with a line of credit of up to $40.0 million. At December 31, 2008, $6.9 million remained outstanding on this line of credit. The line of credit was paid-off in full on March 31, 2009.

The OTS Order requires United Community to obtain regulatory approval prior to incurring debt or increasing its debt position. As of December 31, 2009, United Community had no debt outstanding, and United Community does not intend to seek approval to borrow additional funds in the near term.

The management of United Community and Home Savings believe that they have taken all necessary steps to comply with the OTS Order and the Bank Order; however, some provisions require ongoing monitoring and testing.

Accrued interest payable decreased during 2009 as a result of a net decrease in deposits and borrowings mentioned above.

Shareholders’ equity decreased $15.1 million at December 31, 2009, compared to December 31, 2008. The change was primarily attributable to the net loss of $16.8 million for the year. Partially offsetting the net loss for the year was a $475,000 change in other comprehensive income, due to an increase in unrealized gains on available for sale securities during the year ended December 31, 2009. Book value per share and tangible book value per share were $7.11 and $7.09, respectively, as of December 31, 2009. Book value per share and tangible book value per share were $7.60 and $7.57, respectively, as of December 31, 2008.

Comparison of Operating Results for the Years Ended December 31, 2009 and December 31, 2008

Net Loss — Net loss for the year ended December 31, 2009 was $16.8 million, compared to a net loss of $35.3 million for the year ended December 31, 2008. This change was due primarily to increases in net interest income and noninterest income and a decline in noninterest expenses offset partially by increased loan loss provision expenses in 2009.

Net Interest Income — Net interest income for the year ended December 31, 2009, was $75.9 million compared to $73.3 million for 2008. The decline in interest expenses more than offset the decline in interest income during 2009 compared to 2008, due mainly to declines in interest paid on deposits of $14.3 million and interest paid on FHLB advances of $6.6 million. The reduction in total assets in 2009 allowed the Company to further reduce its debt and use lower cost funds.

Interest income decreased $20.3 million in 2009 primarily due to decreases in interest earned on net loans of $18.4 million, securities available for sale of $2.2 million, and dividends received on shares of FHLB stock of $137,000. The change in interest earned on loans was a result of a decrease of $199.0 million in the average balance of outstanding loans. The Company’s construction and commercial loan portfolios declined due to the strategic objective of reducing concentrations in these portfolios. Furthermore, due to a lower interest rate environment, refinance activity accelerated in the first half of 2009. The result of this acceleration was a decline in the portfolio of one-to four-family loans, as existing loans in the portfolio were refinanced and a majority of the newly originated loans were sold into the secondary market. United Community also experienced a decrease in the yield on net loans of 31 basis points. Lower interest was recognized on available for sale securities because the average balance of available for sale securities decreased $10.3 million and the yield on these assets decreased 64 basis points.

Total interest expense decreased $23.0 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. The change was primarily due to reductions of $14.3 million in interest paid on deposits, $6.6 million in interest paid on Federal Home Loan Bank advances and $2.2 million in interest paid on repurchase agreements and other borrowings. The overall decrease in interest expense is attributable to a decline in the average balances of interest bearing checking accounts of $44.7 million, as well as a reduction of 110 basis points in the cost of those liabilities, and a decline in the average balance of certificates of deposit of $57.4 million, as well as a decline in the cost of certificates of deposit of 61 basis points. These declines were offset partially by an increase in the average balance of savings accounts of $14.9 million, along with an increase in the cost of those deposits of three basis points.

The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a $70.0 million decrease in the average balance of those funds, as well as a rate decrease on those borrowings of 138 basis points in 2009 compared to 2008. The rate on short-term advances from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to keep the Federal Funds rate low over the past year. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in average balances of $39.6 million and a decline in the rate paid on these borrowings of 41 basis points.

Provision for Loan Losses — The provision for loan losses was $49.1 million for the year ended December 31, 2009, compared to $25.3 million for the year ended December 31, 2008, an increase of $23.7 million, or 93.7%. Management’s analysis of the loan portfolio led to provisions of $13.9 million related to the permanent real estate portfolio, $20.5 million related to the construction loan portfolio, $5.4 million related to the consumer loan portfolio and $9.3 million related to the commercial portfolio. Net loan chargeoffs for the year ended December 31, 2009 were $42.7 million, compared to $21.4 million for the year ended December 31, 2008. The allowance for loan losses totaled $42.3 million at December 31, 2009, which was 2.22% of net loans and 36.49% of nonperforming loans, compared to $36.0 million at December 31, 2008, which was 1.61% of net loans and 34.29% of nonperforming loans.

Non-interest Income — Non-interest income increased $8.1 million, or 140.6%, to $13.9 million for the year ended December 31, 2009, from $5.8 million for the year ended December 31, 2008. The change occurred primarily because of lower other-than-temporary impairment charges on securities available for sale, higher gains recognized on the sale of loans, and higher mortgage loan servicing fee income. United Community tests its investment portfolio for impairment on a recurring basis. Based on the available information, an impairment charge is taken if it a security is trading below its cost for an extended period of time and the likelihood of recovery is uncertain. Based on these assessments, an other-than-temporary impairment charge of $4.9 million was recognized in 2008 on a Fannie Mae auction rate pass through trust security that had a cost of $5.0 million. Additional charges related to this security aggregated $26,000 in 2009. Equity securities of certain financial institutions owned by United Community were included in the assessment. In 2008, an impairment charge was recognized on these securities of $1.1 million. Additional charges recognized in 2009 were $752,000.

Gains on loans sold increased during the year ended December 31, 2009, as compared to December 31, 2008. In December 2009, United Community sold approximately $68.9 million in select one-to four-family mortgage loans and recognized a gain of $1.8 million. A similar loan sale did not occur in 2008. Accelerated loan refinance activity in the first half of 2009 also contributed to the increase.

In December 2008, Home Savings recorded a valuation allowance on mortgage servicing rights of $2.2 million. This valuation allowance decreased service fees and other charges earned in 2008. During 2009, an additional valuation allowance was not required.

Partially offsetting the increase in non-interest income was an increase in losses recognized on the disposal of real estate owned and other repossessed assets. The increase in losses recognized is primarily the result of Home Savings’ recognition of fair market value adjustments on real estate owned of $7.9 million in 2009. If property values in areas where Home Savings owns foreclosed property continue to decline, the Company may need to recognize additional fair market value adjustments in the future.

Non-interest Expense — Total non-interest expense decreased $30.5 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. The change is primarily due to a decrease in goodwill impairment charges, and a decline in salary and employee benefit expenses of $2.1 million. Partially offsetting the aforementioned decreases were increased Federal deposit insurance premiums of $4.1 million, due largely to a special assessment of $1.2 million imposed by the FDIC in the second quarter of 2009, as well as the enforcement actions of the OTS, the FDIC, and the Ohio Division. Also contributing to the partial offset was a $652,000 increase in expenses required to maintain real estate owned and other repossessed assets during 2009 as compared to 2008. After Home Savings takes possession of property in satisfaction of nonperforming loans, repairs, routine maintenance, utilities and real estate taxes are expensed as incurred in order to maintain the properties in saleable condition. Expenses to maintain other real estate owned are expected to continue to increase in 2010 due to the increase in the number of properties acquired by Home Savings in resolving nonperforming loans, as well as legal expenses and other collection expenses associated with Home Savings’ nonperforming loans. Federal deposit insurance premiums are expected to aggregate $5.7 million in 2010, based in part on the enforcement actions and recent legislation.

Federal Income Taxes — For the year ended December 31, 2009, United Community recorded a $1.2 million benefit for income taxes as a result of a net pretax loss of $22.9 million. The benefit recorded was net of a $7.6 million valuation allowance on a deferred tax asset, as previously mentioned. Refer to Note 15 for additional disclosure on these expenses.

Discontinued Operations — Net income recognized on the discontinued operations of Butler Wick increased $3.0 million from $2.0 million for the year ended December 31, 2008 to $4.9 million for the year ended December 31, 2009. The primary cause of the change is the successful completion of the sale of Butler Wick Trust in 2009, in which a $7.9 million gain on that sale was recognized. In 2008, the Company sold Butler Wick & Co., Inc. and recognized a gain of $3.3 million.

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

Net Interest Income — Net interest income for the year ended December 31, 2008, was $73.3 million compared to $72.7 million for 2007. The decline in interest expenses more than offset the decline in interest income during 2008 as compared to 2007. Interest expenses decreased in 2008 compared to 2007, due mainly to declines in interest paid on FHLB advances of $9.1 million and interest paid on deposits of $7.8 million. In keeping with the reduction in total assets in 2008, the Company was able to reduce its debt and utilize lower cost funds.

Interest income decreased $16.6 million in 2008 primarily due to decreases in interest earned on net loans of $17.7 million, loans held for sale of $448,000, and dividends received on shares of FHLB stock of $317,000. The change in interest earned on loans was a result of a decrease of $37.2 million in the average balance of outstanding loans, due in part to the sale of $76.5 million of mortgage loans in February 2008, as well as a decrease of 68 basis points in the yield earned on these assets. Interest earned on available for sale securities increased and partially offset the decline in interest earned on loans. The average balance of available for sale securities increased $33.3 million and the yield on these assets increased eight basis points.

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

Non-interest Expense — Non-interest expenses rose $38.5 million during the year ended December 31, 2008, compared to 2007, primarily as a result of goodwill impairment charges of $33.6 million recognized in 2008. Refer to Note 10 for a discussion of goodwill. Also, increased consulting fees and FDIC insurance premiums related to the enforcement actions of the OTS, FDIC and the Ohio Division have caused non-interest expenses to rise. Additionally, fees incurred within our real estate owned and other repossessed assets portfolio have increased as Home Savings incurred additional expenses related to the payment of real estate taxes, repairs and general maintenance on property in northern and central Ohio acquired in the settlement of construction and commercial loans.

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

In compliance with the Bank Order, Home Savings maintains a well documented methodology for maintaining an allowance for loan losses that is compliant with all interagency guidance. The documentation of the adequacy of the allowance for loan losses is reviewed by the board of directors on a quarterly basis.

The allowance is based on management’s evaluation of homogeneous groups of loans (single-family residential mortgage loans and all consumer credit except marine loans) to which loss factors have been applied, as well as an evaluation of individual credits (multi-family, nonresidential mortgage loans, marine loans and commercial loans) based on internal risk ratings, collateral and other unique characteristics of each loan.

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

Goodwill.  For acquisitions, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at their fair value. These often involve estimates based on third-party valuations, such as appraisals, or internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, asset growth rates, or other relevant factors. In addition, the determination of the useful lives intangible assets will be amortized is subjective. Under GAAP, goodwill and indefinite-lived assets recorded must be reviewed for impairment on an annual basis, as well as on an interim basis if events or changes indicate that the asset might be impaired. An impairment loss must be recognized for any excess of carrying value over fair value of the goodwill or the indefinite-lived intangible asset. The determination of fair values is based on internal valuations using management’s assumptions of future growth rates, future attrition, discount rates, multiples of earnings or other relevant factors.

Changes in these factors, as well as downturns in economic or business conditions, could have a significant adverse impact on the carrying values of goodwill or intangible assets and could result in impairment losses affecting the financials of United Community as a whole and the individual lines of business in which the goodwill or intangibles reside.

Income taxes.  We are subject to the income tax laws of the United States, its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly, and as new information becomes available, the balances are adjusted as appropriate. On January 1, 2007, we adopted guidance to account for uncertain tax positions. This guidance prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements. See Note 15 to the Consolidated Financial Statements for a further description of our provision and related income tax assets and liabilities.

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

Other-than-temporary impairment.  Securities are written down to fair value when a decline in fair value is other-than-temporary. Declines in the fair value of securities below their cost that are other-than-temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

	Year Ended December 31,
	2009			2008			2007
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest earning assets:
Net loans(1)	$2,032,669	$118,122	5.81%	$2,231,692	$136,556	6.12%	$2,268,914	$154,252	6.80%
Loans held for sale	26,898	1,006	3.74	9,674	466	4.82	18,781	914	4.87
Securities:
Trading	—	—	—	184	3	1.63	482	26	5.39
Available for sale	266,121	11,455	4.30	276,396	13,652	4.94	243,059	11,818	4.86
Federal Home Loan Bank stock	26,464	1,223	4.62	25,878	1,360	5.26	25,432	1,677	6.59
Other interest earning assets	20,634	57	0.28	13,135	141	1.07	2,247	128	5.70

Total interest earning assets	$2,372,786	$131,863	5.56%	$2,556,959	$152,178	5.95%	$2,558,915	$168,815	6.60%
Assets of discontinued operations	1,034			22,965			22,225
Non-interest earning assets	131,881			144,096			141,154

Total assets	$2,505,701			$2,724,020			$2,722,294

Interest bearing liabilities:
Deposits:
Checking accounts	$382,076	$4,297	1.12%	$426,790	$9,475	2.22%	$397,290	$13,907	3.50%
Savings accounts	194,957	933	0.48	180,010	811	0.45	185,949	769	0.41
Certificates of deposit	1,112,042	40,755	3.66	1,169,403	49,953	4.27	1,125,117	53,376	4.74
Federal Home Loan Bank advances	314,237	5,797	1.84	384,260	12,358	3.22	448,714	21,493	4.79
Repurchase agreements and other	106,631	4,167	3.91	146,233	6,319	4.32	136,135	6,558	4.82
Total interest bearing liabilities	$2,109,943	$55,949	2.65%	$2,306,696	$78,916	3.42%	$2,293,205	$96,103	4.19%

Liabilities of discontinued operations	1,770			8,290			4,710
Non-interest bearing liabilities	151,437			135,861			136,858

Total liabilities	$2,263,150			$2,450,847			$2,434,773
Shareholders’ equity	242,551			273,173			287,521

Total liabilities and equity	$2,505,701			$2,724,020			$2,722,294

Net interest income and
interest rate spread		$75,914	2.91%		$73,262	2.53%		$72,712	2.41%

Net interest margin			3.20%			2.87%			2.84%

Average interest earning assets to average interest bearing liabilities			112.46%			110.85%			111.59%

(1)	Nonaccrual loans are included in the average balance.

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

	Year Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase		Total	Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
			(Dollars in thousands)

Interest earning assets:
Loans	$(6,648)	$(11,786)	$(18,434)	$(15,201)	$(2,495)	$(17,696)
Loans held for sale	(78)	618	540	(9)	(439)	(448)
Securities:
Trading	(2)	(1)	(3)	(12)	(11)	(23)
Available for sale	(1,704)	(493)	(2,197)	191	1,643	1,834
Federal Home Loan Bank stock	(169)	32	(137)	(347)	30	(317)
Other interest earning assets	(363)	279	(84)	(3)	16	13

Total interest earning assets	$(8,964)	$(11,351)	$(20,315)	$(15,381)	$(1,256)	$(16,637)

Interest bearing liabilities:
Checking accounts	$(4,271)	$(907)	$(5,178)	$(5,561)	$1,129	$(4,432)
Savings accounts	52	70	122	65	(23)	42
Certificates of deposit	(6,837)	(2,361)	(9,198)	(5,661)	2,238	(3,423)
Federal Home Loan Bank advances	(4,597)	(1,964)	(6,561)	(6,356)	(2,779)	(9,135)
Repurchase agreements and other	(562)	(1,590)	(2,152)	(854)	615	(239)

Total interest bearing liabilities	$(16,215)	$(6,752)	$(22,967)	$(18,367)	$1,180	$(17,187)

Change in net interest income			$2,652			$550

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

The following table presents, as of December 31, 2009, United Community’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further detail of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	Note	One Year	One to	Three to	Over
	Reference	or Less	Three Years	Five Years	Five Years	Total
			(Dollars in thousands)

Operating leases	9	$528	$1,171	$542	$1,981	$4,222
Deposits without a stated maturity	11	729,512	—	—	—	729,512
Certificates of deposit	11	637,275	357,022	45,692	—	1,039,989
Federal Home Loan Bank advances	12	153,118	7,161	10,702	50,342	221,323
Repurchase agreements and other borrowings	13	6,833	—	—	90,000	96,833

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

Quantitative Aspects of Market Risk.  As part of its interest rate risk analysis, Home Savings uses the “net portfolio value” (NPV) and net interest income methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest earning and other assets and outgoing cash flows on interest bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV and net interest income that would result from various levels of theoretical basis point changes in market interest rates.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2009, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

	Year Ended December 31, 2009
	NPV as % of Portfolio Value of Assets			Next 12 Months Net Interest Income
		Internal Policy			Internal Policy
Change in Rates (Basis Points)	NPV Ratio	Limitations	Change in %	$ Change	Limitations	% Change
	(Dollars in thousands)

+300	8.19%	6.00%	(1.76)%	$(4,414)	(15.00)%	(5.67)%
+200	9.31	7.00	(0.64)	(2,125)	(10.00)	(2.73)
+100	10.03	7.00	0.08	(640)	(5.00)	(0.82)
Static	9.95	7.00	—	—	—	—

Due to a low interest rate environment, it was not possible to calculate results for a drop in interest rates.

	Year Ended December 31, 2008
	NPV as % of Portfolio Value of Assets			Next 12 Months Net Interest Income
		Internal Policy			Internal Policy
Change in Rates (Basis Points)	NPV Ratio	Limitations	Change in %	$ Change	Limitations	% Change
	(Dollars in thousands)

+300	7.37%	5.00%	(1.38)%	$(1,879)	(15.00)%	(2.48)%
+200	8.35	6.00	(0.40)	(734)	(10.00)	(0.97)
+100	8.99	6.00	0.24	60	(5.00)	0.08
Static	8.75	7.00	—	—	—	—

As with any method of measuring interest rate risk, certain shortcomings are inherent in the above approach. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and early withdrawal levels from certificates of deposit may deviate significantly from those assumed in making risk calculations.

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

Liquidity and Capital

United Community’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2009, 2008 and 2007.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)

Net income (loss)	$(16,773)	$(35,279)	$4,133
Adjustments to reconcile net income to net cash from operating activities	62,892	63,802	46,074

Net cash from operating activities	46,119	28,523	50,207
Net cash from investing activities	216,699	96,692	(106,616)
Net cash from financing activities	(261,161)	(115,300)	56,200

Net change in cash and cash equivalents	1,657	9,915	(209)
Cash and cash equivalents at beginning of year	43,417	33,502	33,711

Cash and cash equivalents at end of year	$45,074	$43,417	$33,502

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements, and other funds provided by operations. Home Savings also has the ability to borrow from the Federal Home Loan Bank. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. Investments in liquid assets maintained by United Community and Home Savings are based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program. At December 31, 2009, approximately $637.3 million of Home Savings’ certificates of deposit are expected to mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

Home Savings’ Asset/Liability Committee (ALCO) is responsible for establishing and monitoring liquidity guidelines, policies and procedures. ALCO uses a variety of methods to monitor the liquidity position of Home Savings including a liquidity analysis which measures potential sources and uses of funds over future time periods out to one year. ALCO also performs contingency funding analyses to determine Home Savings’ ability to meet potential liquidity needs under stress scenarios that cover varying time horizons ranging from immediate to long-term.

United Community’s liquidity remained strong in 2009 due primarily to declines on loan volume along with decreases in outstanding balances on Federal Home Loan Bank advances and repurchase agreements and other borrowings. At December 31, 2009, UCFC had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $471.7 million.

On April 30, 2007, United Community announced that its Board of Directors had approved the purchase of up to 2,000,000 treasury shares to be made in the open market or in negotiated transactions from time to time, depending on market conditions. United Community acquired no shares in 2009 and 2008 under this program. United Community acquired 950,243 common shares for $9.7 million, during the year ended December 31, 2007. As of December 31, 2009, United Community had remaining authorization to repurchase 1,477,804 shares under the current repurchase program but the OTS Order prohibits United Community from repurchasing shares without prior OTS approval.

Home Savings is required by federal regulations to meet certain minimum capital requirements. Minimum regulatory capital requirements call for tangible capital of 1.5% of average tangible assets; Tier 1 capital of 4.0% of average total assets (the Tier 1 Leverage Ratio) and total risk-based capital (which for Home Savings consists of Tier 1 capital and a portion of the allowance for loan losses) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% as defined by law and regulation depending on their relative risk). The Bank Order requires Home Savings to maintain a Tier 1 Leverage Ratio at a minimum of 8.0% and a total risk-based capital ratio of no less than 12.0%. At December 31, 2009, Home Savings’ Tier 1 capital was 8.22% and its total risk-based capital was 12.80%. Because of the consent to the Bank Order, Home Savings is deemed ‘adequately capitalized’ for regulatory capital purposes. Refer to Note 3 of the Consolidated Financial Statements for a complete discussion of the limitations of the regulatory enforcement actions.

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2009.

					Excess of Actual
					Capital over Minimum		Applicable
	Actual Capital		Minimum Requirement		Requirement		Asset Base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)

Tangible capital	$198,610	8.22%	$36,247	1.50%	$162,363	6.72%	$2,416,444	(1)
Tier 1 capital (leverage)	198,610	8.22	96,658	4.00	101,952	4.22	2,416,444	(2)
Risk-based capital	220,394	12.80	137,783	8.00	82,611	4.80	1,722,286	(3)

(1)	Average tangible assets for the quarter ended December 31, 2009

(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2009

(3)	Total risk-weighted assets as of December 31, 2009

The following table summarizes Home Savings’ regulatory capital requirements pursuant to the Bank Order compared to actual capital at December 31, 2009.

					Excess of Actual
					Capital over Minimum		Applicable
	Actual Capital		Minimum Requirement		Requirement		Asset Base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)

Tier 1 capital (leverage)	$198,610	8.22%	$193,316	8.00%	$5,294	0.22%	$2,416,444	(1)
Risk-based capital	220,394	12.80	206,674	12.00	13,720	0.80	1,722,286	(2)

(1)	Average tangible assets for the quarter ended December 31, 2009

(2)	Total risk-weighted assets as of December 31, 2009

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2009	2008
	(Dollars in thousands)

ASSETS
Cash and deposits with banks	$22,330	$21,745
Federal funds sold	22,744	21,672

Total cash and cash equivalents	45,074	43,417

Securities:
Available for sale, at fair value	281,348	215,731
Loans held for sale	10,497	16,032
Loans, net of allowance for loan losses of $42,287 and $35,962	1,866,018	2,203,453
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	23,139	25,015
Accrued interest receivable	9,090	10,082
Real estate owned and other repossessed assets	30,962	29,258
Core deposit intangible	661	884
Cash surrender value of life insurance	26,198	25,090
Assets of discontinued operations — Butler Wick Corp.	—	5,562
Other assets	18,976	17,085

Total assets	$2,338,427	$2,618,073

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$126,779	$106,255
Interest bearing	1,642,722	1,779,676

Total deposits	1,769,501	1,885,931
Borrowed funds:
Federal Home Loan Bank advances	221,323	337,603
Repurchase agreements and other	96,833	125,269

Total borrowed funds	318,156	462,872
Advance payments by borrowers for taxes and insurance	19,791	19,806
Accrued interest payable	1,421	3,077
Liabilities of discontinued operations — Butler Wick Corp.	—	2,388
Accrued expenses and other liabilities	9,775	9,076

Total liabilities	2,118,644	2,383,150

Commitments and contingent liabilities (Note 6 and Note 14)	—	—
Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock — no par value; 499,000,000 shares authorized; 37,804,457 shares issued	145,775	146,439
Retained earnings	148,674	165,447
Accumulated other comprehensive income	4,110	3,635
Unearned employee stock ownership plan shares	(5,821)	(7,643)
Treasury stock, at cost, 6,906,632 shares	(72,955)	(72,955)

Total shareholders’ equity	219,783	234,923

Total liabilities and shareholders’ equity	$2,338,427	$2,618,073

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share data)

Interest income
Loans	$118,122	$136,556	$154,252
Loans held for sale	1,006	466	914
Securities:
Trading	—	3	26
Available for sale	11,455	13,652	11,818
Federal Home Loan Bank stock dividends	1,223	1,360	1,677
Other interest earning assets	57	141	128

Total interest income	131,863	152,178	168,815

Interest expense
Deposits	45,985	60,239	68,052
Federal Home Loan Bank advances	5,797	12,358	21,493
Repurchase agreements and other	4,167	6,319	6,558

Total interest expense	55,949	78,916	96,103

Net interest income	75,914	73,262	72,712
Provision for loan losses	49,074	25,329	28,750

Net interest income after provision for loan losses	26,840	47,933	43,962

Non-interest income
Non-deposit investment income	1,424	1,624	1,429
Service fees and other charges	8,531	6,177	7,707
Net gains (losses):
Securities available for sale	1,863	1,936	(21)
Other-than-temporary loss on equity securities
Total impairment loss	(778)	(6,087)	—
Loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	(778)	(6,087)	—
Trading securities	—	(38)	31
Mortgage banking income	6,164	2,809	2,624
Real estate owned and other repossessed assets	(7,918)	(4,770)	(1,061)
Other income	4,632	4,133	3,593

Total non-interest income	13,918	5,784	14,302

Non-interest expense
Salaries and employee benefits	30,493	32,570	33,128
Goodwill impairment charge	—	33,593	—
Occupancy	3,669	3,731	3,443
Equipment and data processing	6,525	6,814	6,502
Franchise tax	2,083	2,122	2,102
Advertising	1,136	964	1,206
Amortization of core deposit intangible	223	285	365
Deposit insurance premiums	7,304	3,233	215
Professional fees	3,520	3,400	2,505
Real estate owned and other repossessed asset expenses	2,713	2,061	720
Other expenses	5,974	5,413	5,454

Total non-interest expense	63,640	94,186	55,640

Income (loss) before income taxes and discontinued operations	(22,882)	(40,469)	2,624
Income tax expense (benefit)	(1,160)	(3,240)	910

Net income (loss) before discontinued operations	(21,722)	(37,229)	1,714
Discontinued operations
Net income of Butler Wick Corp., net of tax	4,949	1,950	2,419

Net income (loss)	$(16,773)	$(35,279)	$4,133

Earnings (loss) per share
Basic-continuing operations	$(0.73)	$(1.26)	$0.06
Basic-discontinued operations	0.17	0.06	0.08
Basic	(0.56)	(1.20)	0.14
Diluted-continuing operations	(0.73)	(1.26)	0.06
Diluted-discontinued operations	0.17	0.06	0.08
Diluted	(0.56)	(1.20)	0.14

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
			(In thousands, except per share data)

Balance December 31, 2006	30,977	$145,834	$220,527	$(1,296)	$(11,287)	$(72,445)	$281,333
Comprehensive income:
Net income	—	—	4,133	—	—	—	4,133
Other comprehensive income	—	—	—	1,957	—	—	1,957

Comprehensive income							6,090
Shares allocated to ESOP participants	—	837	—	—	1,822	—	2,659
Purchase of treasury stock	(950)	—	—	—	—	(9,709)	(9,709)
Exercise of stock options	25	12	(86)	—	—	262	188
Cash dividends paid, $0.3697 per share	—	—	(10,847)	—	—	—	(10,847)

Balance December 31, 2007	30,052	146,683	213,727	661	(9,465)	(81,892)	269,714
Comprehensive income:
Net loss	—	—	(35,279)	—	—	—	(35,279)
Other comprehensive income	—	—	—	2,974	—	—	2,974

Comprehensive loss							(32,305)
Shares allocated to ESOP participants	—	(394)	—	—	1,822	—	1,428
Stock based compensation	—	150	—	—	—	—	150
Stock dividends paid	846	—	(8,937)	—	—	8,937	—
Cash dividends paid, $0.1386 per share	—	—	(4,064)	—	—	—	(4,064)

Balance December 31, 2008	30,898	146,439	165,447	3,635	(7,643)	(72,955)	234,923
Comprehensive income:
Net loss	—	—	(16,773)	—	—	—	(16,773)
Other comprehensive income	—	—	—	475	—	—	475

Comprehensive loss							(16,298)
Shares allocated to ESOP participants	—	(786)	—	—	1,822	—	1,036
Stock based compensation	—	122	—	—	—	—	122

Balance December 31, 2009	30,898	$145,775	$148,674	$4,110	$(5,821)	$(72,955)	$219,783

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities
Net income (loss)	$(16,773)	$(35,279)	$4,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	49,074	25,329	28,750
Net gains on loans	(6,164)	(2,809)	(2,624)
Net losses on real estate owned and other repossessed assets	7,918	4,763	1,053
Net losses on other assets	(17)	(1,891)	(14)
Other than temporary impairment of securities available for sale	778	6,087	—
Amortization of premiums and accretion of discounts	2,710	5,312	3,334
Depreciation and amortization	2,148	2,532	2,778
Federal Home Loan Bank stock dividends	—	(1,032)	—
Decrease in interest receivable	992	2,905	689
(Decrease) increase in interest payable	(1,656)	(4,760)	4,996
Decrease (increase) in net deferred tax assets	3,795	401	(6,723)
(Increase) decrease in prepaid and other assets	(6,822)	(3,744)	5,427
Increase (decrease) in other liabilities	142	(1,797)	(13,700)
Decrease in trading securities	—	274	289
Stock based compensation	122	150	—
Goodwill impairment charges	—	33,593	—
Net principal disbursed on loans originated for sale	(344,121)	(160,276)	(205,994)
Proceeds from sale of loans sold	357,906	156,553	224,632
ESOP compensation	1,036	1,428	2,659
Operating cash flows from discontinued operations	(4,949)	784	522

Net cash from operating activities	46,119	28,523	50,207

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	56,199	50,569	56,982
Proceeds from sale of:
Securities available for sale	73,630	139,938	16,899
Real estate owned and other repossessed assets	13,570	12,917	6,035
Loans transferred from portfolio to held for sale	69,621	77,736	—
Purchases of:
Securities available for sale	(196,295)	(167,141)	(77,641)
Principal disbursed on loans, net of repayments	197,152	58,371	80,922
Loans purchased	(4,365)	(86,758)	(184,892)
Purchases of premises and equipment	(936)	(925)	(4,903)
Investing cash flows from discontinued operations	8,123	11,985	(18)

Net cash from investing activities	216,699	96,692	(106,616)

Cash Flows from Financing Activities
Net increase (decrease) in checking, savings and money market accounts	68,837	(43,969)	35,824
Net (decrease) increase in certificates of deposit	(185,267)	54,694	16,450
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(15)	1,953	381
Proceeds from Federal Home Loan Bank advances	737,800	718,900	737,953
Repayment of Federal Home Loan Bank advances	(854,080)	(818,550)	(765,953)
Net change in repurchase agreements and other borrowings	(28,436)	(24,264)	51,925
Cash dividends paid	—	(4,064)	(10,847)
Proceeds from exercise of stock options	—	—	176
Purchase of treasury stock	—	—	(9,709)

Net cash from financing activities	(261,161)	(115,300)	56,200

Change in cash and cash equivalents	1,657	9,915	(209)
Cash and cash equivalents, beginning of year	43,417	33,502	33,711

Cash and cash equivalents, end of year	$45,074	$43,417	$33,502

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of United Community Financial Corp. (United Community), a unitary savings and loan holding company and The Home Savings and Loan Company of Youngstown, Ohio (Home Savings), an Ohio chartered savings bank, conform to U.S. generally accepted accounting principles and prevailing practices within the banking and thrift industries. A summary of the more significant accounting policies follows.

Nature of Operations

United Community was incorporated under Ohio law in February 1998 by Home Savings in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. The business of Home Savings is providing consumer and business banking service to its market area in Ohio and western Pennsylvania. At the end of 2009, Home Savings was doing business through 39 full-service banking branches and six loan production offices. Loans and deposits are primarily generated from the areas where banking branches are located. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the market area. Home Savings derives its income predominantly from interest on loans, securities, and to a lesser extent, non-interest income. Home Savings’ principal expenses are interest paid on deposits, Federal Home Loan Bank advances, and normal operating costs. Consistent with internal reporting, Home Savings’ operations are reported in one operating segment, which is banking services.

On August 12, 1999, United Community acquired Butler Wick Corp. (Butler Wick), the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. On December 31, 2008, the Company completed the sale of Butler Wick & Co., Inc., to Stifel Financial Corp. for $12.0 million. On March 31, 2009, the Company completed the sale of Butler Wick Trust for $12.1 million. As a result, Butler Wick has been reported as a discontinued operation and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation.

Basis of Presentation

The consolidated financial statements include the accounts of United Community and its subsidiaries. All material inter-company transactions have been eliminated. Certain prior period data has been reclassified to conform to current period presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair value of financial instruments, fair value of servicing rights, fair value of other real estate owned and other repossessed assets, realizability of deferred tax assets, and status of contingencies are particularly subject to change.

Securities

Securities are classified as available for sale or trading upon their acquisition. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at estimated fair value with the unrealized holding gain or loss reported in other comprehensive income, net of tax. Securities classified as trading are held principally for resale in the near term and are recorded at fair market value with any changes in fair value included in income. Quoted market prices are used to determine the fair value of trading

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

securities. Restricted securities such as Federal Home Loan Bank stock are carried at cost. Interest income includes amortization of purchase premium or discount on debt securities. Premiums or discounts are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and are based on the amortized cost of the individual security sold.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

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

Interest income includes amortization of net deferred loan fees and costs over the loan term. The accrual of interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is both well secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Impairment of troubled debt restructurings is measured by the present value of estimated future cash flows using the loan’s effective rate at inception.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as original maturity, interest rate and loan type. Impairment is recognized through a valuation allowance for an individual tranche. If United Community later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Real Estate Owned and Other Repossessed Assets

Real estate owned, including property acquired in settlement of foreclosed loans, is carried at the lower of cost or fair value less estimated cost to sell after foreclosure, establishing a new cost basis. If fair value declines after acquisition, a valuation allowance is recorded through expense. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the properties are charged to expense. Other repossessed assets are carried at the lower of cost or estimated fair value less estimated cost to sell after acquisition.

Goodwill and Core Deposit Intangible

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. United Community has no goodwill recorded as of December 31, 2009 or December 31, 2008.

Core deposit intangible assets arose from whole bank acquisitions. They were initially measured at fair value and are being amortized on an accelerated method over their estimated useful lives.

Mortgage Banking Derivatives

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in mortgage banking income on the Consolidated Statements of Income.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption of this guidance had no effect on United Community’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. Pursuant to the Bank Order and OTS Order discussed in Notes 3 and 16, Home Savings must obtain regulatory approval prior to paying dividends to United Community and United Community must obtain regulatory approval prior to paying dividends to its shareholders.

Earnings Per Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock dividends through the date of issuance of the financial statements.

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

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Standards

In September 2006, the FASB issued guidance that defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The guidance was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued guidance that delayed the effective date of this fair value guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The adoption of this new guidance did not have a material impact on United Community’s financial statements.

In December 2007, the FASB issued guidance that establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The guidance is effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance had no impact on United Community’s financial statements.

In December 2007, the FASB issued guidance that changes the accounting and reporting for minority interests, which is recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheet. The guidance was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. The adoption of this guidance had no impact on United Community’s financial statements.

In March 2008, the FASB issued guidance that amends and expands the disclosure requirements for derivative instruments and hedging activities. The guidance requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The guidance was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this guidance had no impact on United Community’s financial statements.

In May 2009, the FASB issued guidance which requires the effects of events that occur subsequent to the balance-sheet date be evaluated through the date the financial statements are either issued or available to be issued. Companies are required to reflect in their financial statements the effects of subsequent events that provide additional evidence about conditions at the balance-sheet date (recognized subsequent events). Companies are also prohibited from reflecting in their financial statements the effects of subsequent events that provide evidence about conditions that arose after the balance-sheet date (nonrecognized subsequent events), but requires information about those events to be disclosed if the financial statements would otherwise be misleading. This guidance was effective for interim and annual financial periods ending after June 15, 2009 with prospective application. The adoption of this guidance had no impact on United Community’s financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In June 2009, the FASB replaced The Hierarchy of Generally Accepted Accounting Principles with the FASB Accounting Standards Codification TM (The Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods ending after September 15, 2009. The adoption of this guidance had no impact on United Community’s financial statements.

In June 2008, the FASB issued guidance which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method. Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this guidance. The adoption of this guidance had no impact on United Community’s financial statements.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other post-retirement plan. These additional disclosures include disclosure of investment policies and fair value disclosures of plan assets, including fair value hierarchy. The guidance also includes a technical amendment that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This guidance is effective for fiscal years ending after December 15, 2009. Upon initial application, provisions of the FSP are not required for earlier periods that are presented for comparative purposes. The new disclosures have been presented in the notes to the consolidated financial statements. The adoption of this guidance had no impact on United Community’s financial statements.

In April 2009, the FASB amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about other-than-temporary impairments for debt and equity securities were expanded. This guidance was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this guidance had no impact on United Community’s financial statements.

In April 2009, the FASB issued guidance that emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices should be applied to determine the appropriate fair value. The guidance, which was applied prospectively, was effective for interim and annual reporting periods ending after June 15, 2009 early adoption for periods ending after March 15, 2009. The adoption of this guidance had an immaterial impact on United Community’s financial statements.

In August 2009, the FASB amended existing guidance for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with existing fair value guidance. The amendments in this guidance also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period beginning after issuance. The adoption of this guidance had an immaterial impact on United Community’s financial statements.

Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance is not expected to be material.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance is not expected to be material.

In September 2009, the FASB issued guidance with respect to how entities calculate net asset value per share or “NAV” of investments considered “alternative investments”, such as hedge funds, private equity funds, or funds of funds. This guidance provides a practical expedient for measuring the fair value of investments in a limited number of entities that calculate NAV. This guidance provides enhanced disclosure requirements and is effective for a reporting entity’s first annual reporting period beginning after December 15, 2009. Early application is permitted in financial statements that have not yet been issued. The Company did not adopt early application of this guidance. The effect of adopting this new guidance is not expected to be material.

Operating Segments

Internal financial information is primarily reported and aggregated in one line of business, which is banking services. As a result of the sales of Butler Wick & Co., Inc., and Butler Wick Trust Company, Butler Wick Corp. has been reported as a discontinued operation and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	CASH AND CASH EQUIVALENTS

Federal Reserve Board regulations require depository institutions to maintain certain non-interest bearing reserve balances. These reserves, which consisted of vault cash at Home Savings, totaled approximately $11.2 million and $12.7 million at December 31, 2009 and 2008, respectively.

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

The Bank Order requires Home Savings, within specified timeframes, to take or refrain from certain actions, including: (i) retaining a bank consultant to assess Home Savings management needs and submitting a management plan that identifies officer positions needed, identifies and establishes board and internal operating committees, evaluates Home Savings’ senior officers, and provides for the hiring of any additional personnel; (ii) seeking regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extending additional credit to classified borrowers; (iv) establishing a compliant Allowance for Loan and Lease Loss methodology; (v) enhancing its risk management policies and procedures; (vi) adopting and implementing plans to reduce its classified assets and delinquent loans, and to reduce loan concentrations in nonowner-occupied commercial real estate and construction, land development, and land loans; (vii) establishing board of directors committees to evaluate and approve certain loans and oversee Home Savings’ compliance with the Bank Order; (viii) revising its loan policy and enhancing its underwriting and credit administration functions; (ix) developing a strategic plan and budget and profit plan; (x) correcting all violations of laws, rules, and regulations and implementing procedures to ensure future compliance; (xi) increasing its Tier 1 leverage ratio to 8.0% and its total risk-based capital ratio to 12.0% by December 31, 2008; and (xii) seeking regulatory approval prior to declaring or paying any cash dividend. At December 31, 2009, Home Savings’ Tier 1 leverage ratio was 8.22% and its total risk-based capital ratio was 12.80%. Because of the consent to the Bank Order, Home Savings is deemed ‘adequately capitalized’ for regulatory capital purposes.

4.	DISCONTINUED OPERATIONS

On August 12, 1999, United Community acquired Butler Wick Corp. (Butler Wick), the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. On December 31, 2008, the Company completed the sale of Butler Wick & Co., Inc., to Stifel Financial Corp. for $12.0 million. On March 31, 2009, the Company completed the sale of Butler Wick Trust to Farmers National Banc Corp. for $12.1 million. In October 2009, the Company dissolved Butler Wick. As a result, Butler Wick has been reported as a discontinued operation and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Major classes of assets and liabilities included in the consolidated balance sheet are as follows:

December 31, 2008
(In thousands)

Assets
Cash and deposits with banks	$1,126

Total cash and cash equivalents	1,126
Securities:
Trading	—
Available for sale	3,337
Premises and equipment, net	86
Accrued interest receivable	29
Other assets	984

Total assets	$5,562

Liabilities and Shareholder’s Equity
Accrued expenses and other liabilities	$2,388

Total liabilities	2,388

Total shareholder’s equity	3,174

Total liabilities and shareholder’s equity	$5,562

Butler Wick’s results of operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	December 31,
	2009	2008	2007
	(In thousands)

Income
Interest income	$32	$813	$1,135
Brokerage commissions	—	25,667	24,963
Service fees and other charges	1,287	5,876	6,349
Underwriting and investment banking	—	1,151	764
Gain on the sale of Butler Wick subsidiaries	7,904	3,317	—
Other income	—	117	521

Total income	9,223	36,941	33,732
Expenses
Interest expense on borrowings	—	243	345
Salaries and employee benefits	1,198	25,772	22,841
Occupancy expenses	68	1,553	1,403
Equipment and data processing	84	2,508	2,515
Other expenses	258	3,798	2,929

Total expenses	1,608	33,874	30,033

Income before tax	7,615	3,067	3,699
Income tax	2,666	1,117	1,280

Net income	$4,949	$1,950	$2,419

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	SECURITIES

The components of securities are as follows:

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Available for Sale
U.S. Treasury and government sponsored entities’ securities	$48,717	$313	$(108)	$48,922
Equity securities	472	236	—	708
Mortgage-related securities: residential	226,182	5,536	—	231,718

Total	$275,371	$6,085	$(108)	$281,348

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(In thousands)

Available for Sale
U.S. Treasury and government sponsored entities’ securities	$26,305	$865	$—	$27,170
Equity securities	1,251	70	(411)	910
Mortgage-related securities: residential	183,231	4,527	(107)	187,651

Total	$210,787	$5,462	$(518)	$215,731

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	December 31, 2009
	Amortized	Fair
	Cost	Value
	(In thousands)

Due in one year or less	$499	$514
Due after one year through five years	40,071	39,988
Due after five years through ten years	8,147	8,420
Mortgage-related securities	226,182	231,718

Total	$274,899	$280,640

Since equity securities do not have a contractual maturity, they are excluded from the table above.

Proceeds, gross realized gains, losses and impairment charges of available for sale securities were as follows:

	2009	2008	2007
	(In thousands)

Proceeds	$73,630	$139,938	$16,899
Gross gains	1,863	1,936	96
Gross losses	—	—	(117)
Impairment charges	(778)	(6,087)	—

The tax benefit (provision) related to net realized gains and losses was $(380,000), $1.5 million, and $7,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Home Savings holds in its available-for-sale securities portfolio a Fannie Mae auction rate pass through trust security with a cost basis of $5.0 million. This security represents an interest in a trust that is collateralized with Fannie Mae non-cumulative preferred stock. The market value of the security held by the Company declined following the September 7, 2008 announcement of the appointment of a conservator for Fannie Mae. Because the effects of the conservatorship may trigger the redemption provisions of the trust, UCFC management determined it was necessary for the Company to recognize a write-down of $4.9 million in 2008, and an additional $26,000 was recognized in the first quarter of 2009. In addition, a write-down of the Company’s equity investment in the common shares of select financial institutions of $1.1 million was recognized in 2008 and an additional write-down of these securities of $752,000 occurred in 2009. These shares have traded below the Company’s cost basis for an extended period and a forecasted recovery was unable to be determined.

Securities pledged for the Company’s investment in VISA stock were approximately $1.2 million and $2.0 million at December 31, 2009 and 2008, respectively. Securities pledged for deposits of public funds were approximately $1.8 million and $2.1 million at December 31, 2009 and 2008, respectively. See further discussion regarding pledged securities in Note 13.

United Community had no investments classified as trading securities as of December 31, 2009 and 2008, respectively.

Securities available for sale in a continuous unrealized loss position are as follows at December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Description of securities:
U.S. Treasury and government sponsored entities	$27,898	$(108)	$—	$—	$27,898	$(108)
Equity securities	—	—	—	—	—	—
Mortgage-related securities: residential	6	—	—	—	6	—

Total temporarily impaired securities	$27,905	$(108)	$—	$—	$27,905	$(108)

Securities available for sale in an unrealized loss position are as follows at December 31, 2008:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(In thousands)

Description of securities:
U.S. Treasury and government sponsored entities	$—	$—	$—	$—	$—	$—
Equity securities	282	(411)	—	—	282	(411)
Mortgage-related securities: residential	2,765	(69)	1,026	(38)	3,791	(107)

Total temporarily impaired securities	$3,047	$(480)	$1,026	$(38)	$4,073	$(518)

All of the government sponsored entities and mortgage related securities that are temporarily impaired at December 31, 2009, are impaired due to the current level of interest rates. All of these securities continue to pay on schedule and management expects to receive all principal and interest owed on the securities. The equity securities that are temporarily impaired at December 31, 2009, are all well capitalized financial institutions and each exhibit a low to moderate level of nonperforming assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LOANS

Portfolio loans consist of the following:

	December 31,
	2009	2008
	(In thousands)

Real Estate:
One-to four-family residential	$773,831	$909,567
Multi-family residential	150,480	187,711
Nonresidential	397,895	375,463
Land	23,502	23,517
Construction:
One-to four-family residential and land development	178,095	255,355
Multi-family and nonresidential	13,741	35,797

Total real estate	1,537,544	1,787,410
Consumer	309,202	348,834
Commercial	60,217	101,489

Total loans	1,906,963	2,237,733

Less:
Allowance for loan losses	42,287	35,962
Deferred loan costs, net	(1,342)	(1,682)

Total	40,945	34,280

Loans, net	$1,866,018	$2,203,453

The Bank Order required Home Savings to adopt and implement plans to reduce loan concentrations in nonowner-occupied commercial real estate loans and in construction, land development, and land loans. A concentration reduction plan was implemented in the third quarter of 2008. The concentration reduction plan included sharply reducing the origination of new construction, land, and land development loans, as well as loans secured by commercial real estate. The Company has also reduced the level of construction loans purchased from another financial institution.

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

	December 31,
	2009		2008
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(In thousands)

Commitments to make loans	$51,625	$2,535	$63,362	$11,999
Undisbursed loans in process	3,838	48,372	7,746	129,828
Unused lines of credit	64,619	51,766	80,101	61,196

Terms of the commitments in both years extend up to six months, but are generally less than two months. The fixed rate loan commitments have interest rates ranging from 3.875% to 18% and maturities ranging from three

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

months to thirty years. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. At year-end 2009, the Company had approximately $30.9 million of interest rate lock commitments and $19.8 million of forward commitments for the future delivery of residential mortgage loans. At year-end 2008, the Company had approximately $40.8 million of interest rate lock commitments and $66.9 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was not material at year end 2009 or 2008.

At December 31, 2009 and 2008, there were $1.0 million and $2.9 million, respectively, of outstanding standby letters of credit. These are issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of an underlying contract with the third party.

At December 31, 2009 and 2008, there was $41.1 million and $41.2 million in outstanding commitments to fund the OverdraftPrivledgetm Program at Home Savings. With OverdraftPrivledgetm, Home Savings pays non-sufficient funds (NSF) checks and fees on checking accounts up to a preapproved limit.

Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Balance, beginning of year	$35,962	$32,006	$16,955
Provision for loan losses	49,074	25,329	28,750
Amounts charged off	(43,692)	(22,088)	(14,220)
Recoveries	943	715	521

Balance, end of year	$42,287	$35,962	$32,006

Nonaccrual loans, including some troubled debt restructured loans, were $112.2 million, $98.3 million, and $97.5 million at December 31, 2009, 2008 and 2007, respectively. Restructured loans were $22.6 million, $3.6 million and $3.1 million at December 31, 2009, 2008 and 2007. Loans that are greater than ninety days past due and still accruing were $3.7 million at December 31, 2009, $6.6 million at December 31, 2008, and $1.2 million at December 31, 2007.

	As of or for the Year Ended
	December 31,
	2009	2008	2007
	(In thousands)

Impaired loans on which no specific valuation allowance was provided	$82,443	$43,256	$30,475
Impaired loans on which specific valuation allowance was provided	36,362	43,992	53,902

Total impaired loans at year-end	$118,805	$87,248	$84,377

Specific valuation allowances on impaired loans at year-end	4,064	10,968	13,165
Average impaired loans during year	103,026	85,812	63,468
Interest income recognized on impaired loans during the year	2,056	513	348
Interest income received on impaired loans during the year	2,056	513	348

The Company has allocated $225,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. Troubled debt restructurings are considered impaired and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are included in the table above. United Community has no commitments to customers whose loans are classified as a troubled debt restructuring.

Directors and officers of United Community and Home Savings are customers of Home Savings in the ordinary course of business. The following describes loans to officers and/or directors of United Community and Home Savings:

(In thousands)

Balance as of December 31, 2008	$723
New loans to officers and/or directors	171
Loan payments during 2009	(124)
Reductions due to changes in officers and/or directors	(464)

Balance as of December 31, 2009	$306

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion and $921.0 million at December 31, 2009 and 2008, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	2009	2008	2007
	(In thousands)

Balance, beginning of year	$5,562	$6,184	$6,820
Originations	3,220	1,337	1,268
Amortized to expense	(2,554)	(1,959)	(1,904)

Balance, end of year	6,228	5,562	6,184
Less valuation allowance	(423)	(2,233)	(562)

Net balance	$5,805	$3,329	$5,622

Fair value of mortgage servicing rights was $8.0 million, $3.9 million and $8.7 million at December 31, 2009, 2008, and 2007, respectively.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2009	2008	2007
	(In thousands)

Balance, beginning of year	$(2,233)	$(562)	$(435)
Impairment charges	—	(2,233)	(562)
Recoveries	1,810	562	435

Balance, end of year	$(423)	$(2,233)	$(562)

Key economic assumptions used in measuring the value of mortgage servicing rights at December 31, 2009 and 2008 were as follows:

	2009	2008

Weighted average prepayment rate	325 PSA	644 PSA
Weighted average life (in years)	3.65	3.34
Weighted average discount rate	8%	8%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated amortization expense for each of the next five years is as follows:

(In thousands)

2010	$1,687
2011	1,297
2012	897
2013	709
2014	596

Amounts held in custodial accounts for investors amounted to $12.1 million and $11.2 million at December 31, 2009 and 2008, respectively.

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
	(In thousands)

Other real estate owned and other repossessed assets	$38,829	$32,012	$10,510
Valuation allowance	(7,867)	(2,754)	—

End of year	$30,962	$29,258	$10,510

Activity in the valuation allowance was as follows:

	2009	2008	2007
	(In thousands)

Beginning of year	$2,754	$—	$54
Additions charged to expense	7,925	3,753	—
Direct write-downs	(2,812)	(999)	(54)

End of year	$7,867	$2,754	$—

Expenses related to foreclosed and repossessed assets include:

	2009	2008	2007
	(In thousands)

Net (gain) loss on sales	$(187)	$2,016	$1,061
Provision for unrealized losses	8,105	2,754	—
Operating expenses, net of rental income	2,713	2,061	720

Total expenses	$10,631	$6,831	$1,781

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2009	2008
	(In thousands)

Land	$7,691	$7,691
Buildings	24,185	23,919
Leasehold improvements	729	728
Furniture and equipment	17,991	18,069

	50,596	50,407
Less: Accumulated depreciation and amortization	27,457	25,392

Total	$23,139	$25,015

Rent expense was $741,000 for 2009, $710,000 for 2008, and $627,000 for 2007. Rent commitments under noncancelable operating leases for offices were as follows, before considering renewal options that generally are present:

(In thousands)

2010	$528
2011	592
2012	579
2013	307
2014	235
Thereafter	1,981

Total	$4,222

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

United Community had no goodwill recorded at December 31, 2009 and 2008, and had $33.6 million recorded at January 1, 2008. All of the goodwill previously recorded is associated with the Banking Services segment. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. Based on the price at which United Community common shares had been trading and other factors, management determined that it would be appropriate under the guidance, to test the value of the goodwill previously recorded as a result of the mergers with Industrial Bancorp, Inc. in 2001 and Potters Financial Corporation in 2002 for goodwill impairment during the third quarter of 2008. As a result of impairment testing performed, the Company recorded an impairment charge of $33.6 million in 2008.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquired Intangible Assets

	As of December 31,
	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)

Amortized intangible assets:
Core deposit intangibles	$8,952	$8,291	$8,952	$8,068

Total	$8,952	$8,291	$8,952	$8,068

Estimated amortization expense:
For the year ended:
December 31, 2010	$176
December 31, 2011	139
December 31, 2012	109
December 31, 2013	86
December 31, 2014	68

Aggregate amortization expense for the years ended December 31, 2009, 2008 and 2007, was $223,000, $285,000 and $365,000, respectively.

11.	DEPOSITS

Deposits consist of the following:

	December 31,
	2009	2008
	(In thousands)

Checking accounts:
Interest bearing	$108,513	$99,418
Non-interest bearing	126,779	106,255
Savings accounts	202,900	181,643
Money market accounts	291,320	273,359
Certificates of deposit	1,039,989	1,225,256

Total deposits	$1,769,501	$1,885,931

Interest expense on deposits is summarized as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Interest bearing demand deposits and money market accounts	$4,297	$9,475	$13,907
Savings accounts	933	811	769
Certificates of deposit	40,755	49,953	53,376

Total	$45,985	$60,239	$68,052

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of certificates of deposit by maturity follows:

December 31, 2009
(In thousands)

Within 12 months	$637,275
12 months to 24 months	160,779
Over 24 months to 36 months	196,243
Over 36 months to 48 months	22,252
Over 48 months	23,440

Total	$1,039,989

A summary of certificates of deposit with balances of $100,000 or more by maturity is as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

Three months or less	$38,634	$17,960
Over three months to six months	35,250	30,503
Over six months to twelve months	61,258	41,096
Over twelve months	81,410	119,085

Total	$216,552	$208,644

A summary of certificates of deposit with balances of $250,000 or more by maturity is as follows:

	December 31,	December 31,
	2009	2008
	(In thousands)

Three months or less	$3,594	$3,000
Over three months to six months	3,873	3,391
Over six months to twelve months	8,552	8,346
Over twelve months	6,965	13,106

Total	$22,984	$27,843

Deposits in excess of $250,000 are not federally insured. Brokered deposits represent funds which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Home Savings had brokered deposits of $15.0 million with a weighted average rate of 4.35% at December 31, 2009, all of which mature in 2010. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit or replace existing brokered certificates of deposit without prior consent of the FDIC and Ohio Division. Home Savings had brokered deposits of $145.2 million with a weighted average rate of 3.77% at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of Federal Home Loan Bank advances:

	December 31,
	2009		2008
		Weighted		Weighted
Year of Maturity	Amount	Average Rate	Amount	Average Rate
	(In thousands)

2009	n/a	n/a	$247,650	1.51%
2010	$153,118	0.63%	17,412	4.95
2011	5,590	4.99	5,869	4.93
2012	1,571	3.93	1,861	3.92
2013	10,598	3.86	14,365	3.86
2014	104	3.70	104	3.70
Thereafter	50,342	4.20	50,342	4.20

Total Federal Home Loan Bank advances	$221,323		$337,603

Home Savings has available credit, subject to collateral requirements, with the Federal Home Loan Bank of approximately $492.3 million, of which $221.3 million is outstanding. All advances must be secured by eligible collateral as specified by the Federal Home Loan Bank. Accordingly, United Community has a blanket pledge of its one-to four-family mortgages and multi-family loans as collateral for the advances outstanding at December 31, 2009. The required minimum ratio of collateral to advances is 125% for one-to four-family loans and 250% for multi-family loans. Additional changes in value can be applied to one-to four-family mortgage collateral based upon characteristics such as loan-to-value ratios and FICO scores.

13.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

The following is a summary of securities sold under an agreement to repurchase and other borrowings:

	December 31,
	2009		2008
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(In thousands)

Securities sold under agreement to repurchase-term	$96,180	3.85%	$117,600	3.84%
Other borrowings	653	4.00	7,669	4.24

Total repurchase agreements and other	$96,833	3.85%	$125,269	3.86%

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $125.7 million at December 31, 2009 and $131.5 million at December 31, 2008. Securities sold under agreements to repurchase are typically held by the brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to United Community. Other borrowings consist of a match-funding advance related to a commercial participation loan aggregating $653,000 at December 31, 2009. At December 31, 2008, other borrowings consisted of the aforementioned match-funding advance of $769,000 and a line of credit of $6.9 million, discussed below.

United Community had a Credit Agreement with JP Morgan Chase Bank, N.A. (JP Morgan) dated September 12, 2005, as amended on July 18, 2007, March 28, 2008, August 29, 2008, and January 31, 2009 (Credit Agreement). The Credit Agreement provided United Community with a line of credit of up to $40.0 million. On January 1, 2009, $6.9 million remained outstanding on this line of credit. On January 31, 2009, United Community and JP Morgan amended the Credit Agreement in response to the proposed sale of Butler Wick Trust to Farmers National Banc Corp. The amendment included provisions to use a portion of the cash proceeds of the sale to repay

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the entire principal balance outstanding, including accrued interest. The remaining $5.1 million balance was paid-off in full on March 31, 2009.

The OTS Order requires United Community to obtain regulatory approval prior to incurring debt or increasing its debt position. A debt reduction plan was developed and submitted to the OTS for approval within the required time frame. As of December 31, 2009, United Community had no debt outstanding. United Community does not intend to seek approval to borrow additional funds in the near term.

14.	LOSS CONTINGENCIES

United Community and its subsidiaries are parties to litigation arising in the normal course of business. While it is impossible to determine the ultimate resolution of these matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

15.	INCOME TAXES

The provision for income taxes consists of the following components:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Current	$(4,670)	$(2,048)	$8,213
Deferred	(4,090)	(1,192)	(7,303)
Establish valuation allowance	7,600	—	—

Total	$(1,160)	$(3,240)	$910

Effective tax rates differ from the statutory federal income tax rate of 35% due to the following:

	Year Ended December 31,
	2009		2008		2007
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(In thousands)

Tax (benefit) at statutory rate	$(8,009)	35.0%	$(14,164)	35.0%	$919	35.0%
Increase (decrease) due to:
Goodwill impairment charge	—	—	11,800	(29.2)	—	—
Tax exempt income	(4)	—	(15)	0.0	(25)	(1.0)
Life insurance	(379)	1.7	(321)	0.8	(311)	(11.9)
State taxes	—	—	(14)	0.0	(30)	(1.1)
Acquisition/sale adjustments	—	—	(649)	1.6	—	—
Other	(368)	1.6	123	(0.3)	357	13.6
Valuation allowance	7,600	(33.2)

Income tax provision (benefit)	$(1,160)	5.1%	$(3,240)	7.9%	$910	34.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(In thousands)

Deferred tax assets:
Loan loss reserves	$14,800	$12,587
Postretirement benefits	1,313	1,328
ESOP shares released	992	1,158
Other real estate owned valuation	2,753	964
Securities impairment charges	2,403	2,130
Interest on nonaccrual loans	951	318
Other	81	36
Less: Valuation allowance	(7,600)	—

Deferred tax assets	15,693	18,521

Deferred tax liabilities:
Purchase accounting adjustments	62	129
Deferred loan fees	484	659
Federal Home Loan Bank stock dividends	6,715	6,715
Mortgage servicing rights	2,032	1,165
Unrealized gain on securities available for sale	2,092	1,746
Postretirement benefits accrual	121	182
Prepaid expenses	519	406
Other	18	74

Deferred tax liabilities	12,043	11,076

Net deferred tax asset	$3,650	$7,445

Management recorded a valuation allowance against deferred tax assets at year-end 2009 based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, and in particular fourth quarter 2009 activity surrounding the provision for loan losses, the Company determined that it was necessary to establish a valuation allowance against deferred tax assets of $7.6 million, resulting in a net deferred tax asset of $3.7 million at December 31, 2009. The remaining net deferred tax asset of $3.7 million at December 31, 2009 is the amount of the asset supported by taxable income in prior periods available for carryback claims.

Retained earnings at December 31, 2009 include approximately $21.1 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of United Community’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2009 was approximately $7.3 million.

As of December 31, 2008 and December 31, 2009, United Community had no unrecognized tax benefits or accrued interest and penalties recorded. United Community does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. United Community will record interest and penalties as a component of income tax expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Community and its subsidiaries are subject to U.S. federal income tax as well as income tax in the state of Ohio for United Community. Home Savings is subject to tax in Ohio based upon its net worth. United Community and its subsidiary also file state income tax returns in Pennsylvania, Indiana and Florida. United Community is no longer subject to examination by taxing authorities for years prior to 2006. Currently, United Community’s 2007 and 2008 federal tax returns are under examination by the Internal Revenue Service.

16.	SHAREHOLDERS’ EQUITY

Dividends

United Community’s source of funds for dividends to its shareholders is earnings on its investments and dividends from Home Savings. During the year ended December 31, 2009, United Community paid no cash or stock dividends. While Home Savings’ primary regulator is the FDIC, the OTS has regulations that impose certain restrictions on payments of dividends to United Community.

Home Savings must file an application with, and obtain approval from, the OTS (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus retained net income (as defined) for the preceding two years; (ii) if Home Savings would not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the OTS or the FDIC, or any condition imposed on Home Savings in an OTS-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. As of December 31, 2009, Home Savings had no retained earnings that could be distributed. Home Savings paid no dividends to United Community during 2009. Under the Bank Order, Home Savings is not permitted to pay cash dividends to United Community without obtaining prior regulatory approval, and under the OTS Order, United Community is not permitted to pay cash dividends to its shareholders without obtaining prior regulatory approval.

Other Comprehensive Income

Other comprehensive income included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of gains or (losses) and impairment charges on sales of securities of $1.1 million, $(4.2 million) and $(5,000) for the years ended December 31, 2009, 2008 and 2007.

Other comprehensive income (loss) components and related tax effects are as follows:

	As of December 31,
	2009	2008	2007
	(In thousands)

Unrealized holding gain (loss) on securities available for sale	$1,990	$369	$2,338
Changes in net gains (losses) on postretirement benefit plans	(174)	55	668
Reclassification adjustment for losses (gains) realized in income	(1,085)	4,151	5

Net unrealized gains	731	4,575	3,011
Tax effect (35)%	256	1,601	1,054

Net of tax amount	$475	$2,974	$1,957

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	December 31,
	2008	Change	2009
	(In thousands)

Unrealized gains (losses) on securities available for sale	$3,297	$588	$3,885
Unrealized gains (losses) on postretirement benefits	338	(113)	225

Total	$3,635	$475	$4,110

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

Quantitative measures established by regulation for capital adequacy require Home Savings to maintain minimum amounts and ratios of Tier 1 (or Core) capital (as defined in the regulations) to average total assets (as defined), Tangible capital (as defined) to adjusted total assets (as defined), and of total risk-based capital (as defined) to risk-weighted assets (as defined). Actual and statutory required capital amounts and ratios for Home Savings are presented below.

	As of December 31, 2009
					To Be Well
			Minimum		Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

Total risk-based capital to risk-weighted assets	$220,395	12.80%	$137,783	8.00%	$172,229	10.00%
Tier 1 capital to risk-weighted assets	198,610	11.53	*	*	103,337	6.00
Tier 1 capital to average total assets (leverage ratio)	198,610	8.22	96,658	4.00	120,822	5.00

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2008
					To Be Well
			Minimum		Capitalized
			Capital		Under Prompt Corrective
	Actual		Requirements		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)

Total risk-based capital to risk-weighted assets	$242,944	12.06%	$161,163	8.00%	$201,454	10.00%
Tier 1 capital to risk-weighted assets	217,630	10.80	*	*	120,872	6.00
Tier 1 capital to average total assets (leverage ratio)	217,630	8.20	106,180	4.00	132,724	5.00

*	Ratio is not required under regulations.

As of December 31, 2009 and 2008, the FDIC and OTS, respectively, categorized Home Savings as adequately capitalized pursuant to the Bank Order and OTS Order discussed in Note 3. The Bank Order provided for Home Savings to increase and maintain its Tier 1 leverage ratio to 8.0% and total risk-based capital ratio to 12.0%. As depicted in the table above, Home Savings exceeded this requirement.

Management believes, as of December 31, 2009, that Home Savings meets all capital requirements to which it is subject, inclusive of the Bank Order. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements. Refer to Note 3 of the Consolidated Financial Statements for a complete discussion of the limitations of the regulatory enforcement actions.

18.	BENEFIT PLANS

Postretirement Benefit Plans

In addition to Home Savings’ retirement plans, Home Savings sponsors a defined benefit health care plan that was curtailed in 2000 to provide postretirement medical benefits for employees who worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. The plan is unfunded and, as such, has no assets. Furthermore, the plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding. The benefit obligation was measured on December 31, 2009 and 2008. Information about changes in obligations of the benefit plan follows:

	Year Ended December 31,
	2009	2008
	(In thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$3,273	$3,370
Service cost	—	—
Interest cost	168	180
Actuarial (gain)/loss	174	(55)
Benefits paid	(210)	(222)

Benefit obligation at end of the year	$3,405	$3,273

Funded status of the plan	$(3,405)	$(3,273)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amounts recognized in accumulated other comprehensive income, net of tax at December 31, 2009 and 2008 consists of the following:

	The Year Ended December 31,
	2009	2008
	(In thousands)

Net actuarial gains (losses)	$224	$336
Prior service credit (cost)	1	2

	$225	$338

The accumulated benefit obligation was $3.4 million and $3.3 million at year-end 2009 and 2008, respectively.

Components of net periodic benefit cost/(gain) are as follows:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Service cost	$—	$—	$—
Interest cost	187	193	222
Expected return on plan assets	—	—	—
Net amortization of prior service cost	(1)	(1)	(1)
Amortization of net actuarial gain	(18)	(12)	—

Net periodic benefit cost	168	180	221

Net loss (gain)	(155)	52	665
Prior service cost	—	3	3
Amortization of prior service cost	(19)	—	—

Total recognized in other comprehensive income	(174)	55	668

Total recognized in net periodic benefit cost and other comprehensive income	$(6)	$235	$889
Assumptions used in the valuations were as follows:
Weighted average discount rate	5.75%	6.00%	5.75%

The estimated net loss and prior service costs for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $0 and $1,000.

The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits (i.e., health care cost trend rate) used in the 2009 valuation was 9.0% and was assumed to decrease to 5.0% for the year 2015 and remain at that level thereafter. The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits used in the 2008 valuation was 10.0% and was assumed to decrease to 5.0% for the year 2013 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2009:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
	(In thousands)

Effect on total of service and interest cost components	$13	$12
Effect on the postretirement benefit obligation	231	213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

United Community anticipates benefits payable over the next ten years as follows:

In thousands

2010	$305
2011	312
2012	316
2013	316
2014	312
2015-2019	1,410

Total	$2,971

401(k) Savings Plan

Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2009, 2008 and 2007, Home Savings’ match was 50% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the years ended 2009, 2008 and 2007, the expense related to this plan was approximately $518,000, $521,000 and $531,000, respectively.

Employee Stock Ownership Plan

In conjunction with the Conversion, United Community established an Employee Stock Ownership Plan (ESOP) for the benefit of the employees of United Community and Home Savings. All full-time employees who meet certain age and years of service criteria are eligible to participate in the ESOP. The ESOP is a tax-qualified retirement plan designed to invest primarily in the stock of United Community. The ESOP borrowed $26.8 million from United Community to purchase 2,752,615 shares in conjunction with the conversion. The term of the loan is 15 years and is being repaid primarily with contributions from Home Savings to the ESOP. Additionally, 1,643,817 shares were purchased with the return of capital distribution in 1999. During 2008, 42,890 shares were added to the plan from the stock dividend paid in the fourth quarter of that year.

The loan is collateralized by the shares of common stock held by the ESOP. As the note is repaid, shares are released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants on the basis of compensation as described in the plan. Compensation expense is determined by multiplying the average per share market price of United Community’s stock during the period by the number of shares to be released. United Community recognized approximately $400,000, $1.4 million and $2.7 million in compensation expense for the years ended December 31, 2009, 2008 and 2007, respectively, related to the ESOP. Unallocated shares are considered neither outstanding shares for computation of basic earnings per share nor potentially dilutive securities for computation of diluted earnings per share. Dividends on unallocated ESOP shares, if any, are reflected as a reduction in the loan (and Home Savings’ contribution is reduced accordingly). During the year ended December 31, 2009, 303,057 shares were released or committed to be released for allocation and equivalent share amounts were released or committed to be released in 2008 and 2007. Shares remaining not released or committed to be released for allocation at December 31, 2009 totaled 968,531 and had a fair value of approximately $1.4 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The 1999 Plan provided for the grant of options, which may qualify as either incentive or nonqualified stock options. The incentive plan provided that option prices will not be less than the fair market value of the share at the grant date. The maximum number of common shares that could be issued under the plan was 3,569,766. There were 312,000 stock options granted in 2009 under the 1999 plan, however, no additional options may be issued under the 1999 Plan. All of the previous options awarded became exercisable on the date of grant. For the options granted in 2009, one third of the total options granted become exercisable on December 31, 2009, 2010 and 2011. The option period for each grant expires 10 years from the date of grant.

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 32,000 stock options granted in 2009 and there were 243,721 stock options granted in 2008 under the 2007 Plan. All of the options awarded in 2008 became exercisable on the date of grant. For the options granted in 2009, one third of the total options granted become exercisable on December 31, 2009, 2010 and 2011. The option period for each grant expires 10 years from the date of grant.

A summary of activity in the plans is as follows:

	For the Year Ended December 31, 2009
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
			(In thousands)

Outstanding at beginning of year	2,092,128	$9.08
Granted	344,000	1.86
Exercised	—	—
Forfeited	(232,790)	9.17

Outstanding at end of period	2,203,338	$7.94	$—

Fully vested and expected to vest	2,203,338	$7.94	$—

Options exercisable at end of period	1,974,021	$8.65	$—

Information related to the stock option plan during each year follows:

	2009	2008	2007

Intrinsic value of options exercised	$—	$—	$99
Cash received from option exercises	—	—	176
Tax benefit realized from option exercises	—	—	12
Weighted average fair value of options granted	1.07	0.68	—

As of December 31, 2009, there was $244,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of options granted in 2009 was determined using the following weighted-average assumptions as of the grant date:

Risk-free interest rate	2.19%
Expected term (years)	5
Expected stock volatility	67.66%
Dividend yield	0.00%

Outstanding stock options have a weighted average remaining life of 4.59 years and may be exercised in the range of $1.30 to $12.38.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

19.	FAIR VALUE

Fair value is the exchange price that would be received for an asset if paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

Level 1:  Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2:  Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3:  Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

United Community used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available for sale securities:  The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Impaired loans:  The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Foreclosed assets:  Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

Mortgage servicing rights:  Fair Value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.

Loans held for sale:  Loans held for sale are carried at the lower of cost or fair value, as determined by outstanding commitments, from third party investors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$48,922	$—	$48,922	$—
Equity securities	708	708	—	—
Mortgage-backed securities: residential	231,718	—	231,718	—

		Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$27,170	$—	$27,170	$—
Equity securities	910	910	—	—
Mortgage-backed securities: residential	187,651	—	187,651	—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Impaired loans	$32,298	$—	$—	$32,298
Mortgage servicing assets	1,865	—	1,865	—
Foreclosed assets	19,534	—	—	19,534

Fair Value Measurements at December 31, 2008 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
(Dollars in thousands)

Assets:
Impaired loans	$33,024	$—	$—	$33,024
Mortgage servicing assets	2,421	—	2,421	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $36.4 million at December 31, 2009, with a specific valuation allowance of $4.1 million, resulting in additional provision for loan losses of $1.8 million during the year.

Mortgage servicing rights had a carrying amount of $2.3 million with a valuation allowance of $423,000 at December 31, 2009, and are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

Real estate owned and other repossessed assets, carried at fair value, which are measured for impairment using the fair value of the property less estimated selling costs, had a carrying amount of $31.0 million, with a valuation allowance of $7.9 million at December 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in any of the estimates.

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2009 and 2008, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. Carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)

Assets:
Cash and cash equivalents	$45,074	$45,074	$43,417	$43,417
Available for sale securities	281,348	281,348	215,731	215,731
Loans held for sale	10,497	10,551	16,032	16,358
Loans, net	1,866,018	1,873,776	2,203,453	2,203,606
Federal Home Loan Bank stock	26,464	n/a	26,464	n/a
Accrued interest receivable	9,090	9,090	10,082	10,082
Liabilities:
Deposits:
Checking, savings and money market accounts	(729,512)	(729,512)	(660,675)	(660,675)
Certificates of deposit	(1,039,989)	(1,051,133)	(1,225,256)	(1,237,262)
Federal Home Loan Bank advances	(221,323)	(227,350)	(337,603)	(348,185)
Repurchase agreements and other	(96,833)	(105,546)	(125,269)	(138,862)
Advance payments by borrowers for taxes and insurance	(19,791)	(19,791)	(19,806)	(19,806)
Accrued interest payable	(1,421)	(1,421)	(3,077)	(3,077)

The Company has not considered market illiquidity in estimating the fair value of loans due to uncertain and inconsistent market pricing being experienced at December 31, 2009 and 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings	$57,605	$83,676	$91,107
Interest capitalized on borrowings	—	—	30
Income taxes	600	3,859	13,146
Supplemental schedule of noncash activities:
Loans transferred to held for sale	71,707	—	76,493
Transfers from loans to real estate owned	23,192	36,429	14,356
Transfers from premises and equipment to assets held for sale	714	—	—

21.	PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31,
	2009	2008
	(In thousands)

Assets
Cash and deposits with banks	$8,015	$3,060
Federal funds sold and other	9	33

Total cash and cash equivalents	8,024	3,093
Securities:
Available for sale	633	809
Note receivable from ESOP	8,657	10,951
Investment in subsidiary-Home Savings	203,227	222,287
Investment in subsidiary-Butler Wick	—	3,174
Other assets	272	1,662

Total assets	$220,813	$241,976

Liabilities and Shareholders’ Equity
Repurchase agreements and other	$—	$6,900
Accrued interest payable	—	46
Accrued expenses and other liabilities	1,030	107

Total liabilities	1,030	7,053

Total shareholders’ equity	219,783	234,923

Total liabilities and shareholders’ equity	$220,813	$241,976

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Income
Cash dividends from Home Savings	$—	$—	$6,000
Cash dividends from Butler Wick	11,890	14,700	3,000
Interest income	847	2,208	3,380
Non-interest income (loss)	(681)	(1,226)	31

Total income	12,056	15,682	12,411
Expenses
Interest expense	48	1,341	2,092
Non-interest expenses	2,190	1,980	2,419

Total expenses	2,238	3,321	4,511

Income before income taxes	9,818	12,361	7,900
Income tax benefit	(721)	(1,304)	(270)

Income before equity in undistributed net earnings of subsidiaries	10,539	13,665	8,170
Decrease in undistributed earnings of subsidiaries	(27,312)	(48,944)	(4,037)

Net income (loss)	$(16,773)	$(35,279)	$4,133

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Cash Flows from Operating Activities
Net income (loss)	$(16,773)	$(35,279)	$4,133
Adjustments to reconcile net income to net cash provided by operating activities:
Dividends in excess of earnings of the subsidiaries	27,312	48,944	4,037
Security impairment charges	752	1,188	—
Decrease in trading securities	—	312	247
Decrease (increase) in interest receivable	—	—	18
Decrease (increase) in other assets	1,903	(1,752)	—
(Decrease) increase in accrued interest payable	(46)	(197)	142
Stock based compensation	30	—	—
Decrease in other liabilities	(3,641)	(763)	(64)

Net cash from operating activities	9,537	12,453	8,513

Cash Flows from Investing Activities
Purchases of:
Securities available for sale	—	—	—
Repayment of (investment in) subordinated debt issued by Home Savings	—	30,000	—
Equity investment in Home Savings	—	(16,250)	—
ESOP loan repayment	2,294	2,120	1,263

Net cash from investing activities	2,294	15,870	1,263

Cash Flows from Financing Activities
Cash dividends paid	—	(4,064)	(10,847)
Net (decrease) increase in borrowed funds	(6,900)	(29,400)	18,000
Purchase of treasury stock	—	—	(9,709)
Exercise of stock options	—	—	176

Net cash from financing activities	(6,900)	(33,464)	(2,380)

Increase (decrease) in cash and cash equivalents	4,931	(5,141)	7,396
Cash and cash equivalents, beginning of year	3,093	8,234	838

Cash and cash equivalents, end of year	$8,024	$3,093	$8,234

22.	SEGMENT INFORMATION

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.	EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 2,179,338 shares were anti-dilutive for the year ended December 31, 2009. Stock options for 2,092,128 shares were anti-dilutive for the year ended December 31, 2008. Stock options for 734,353 shares were anti-dilutive for the year ended December 31, 2007. Earnings per share for 2007 have been adjusted to reflect a stock dividend declared in November 2008.

	2009	2008	2007
	(In thousands, except per share data)

Numerator:
Income (loss) from continuing operations	$(21,722)	$(37,229)	$1,714
Income from discontinued operations	4,949	1,950	2,419

Net income (loss)	$(16,773)	$(35,279)	$4,133

Denominator:
Weighted average common shares outstanding — basic	29,766	29,463	29,519
Dilutive effect of stock options	—	—	118

Weighted average common shares outstanding — dilutive	29,766	29,463	29,637

Basic earnings (loss) per share:
Basic earnings (loss) per common share — continuing operations	$(0.73)	$(1.26)	$0.06
Basic earnings per common share — discontinued operations	0.17	0.06	0.08
Basic earnings (loss) per common share	(0.56)	(1.20)	0.14

Dilutive earnings (loss) per share:
Dilutive earnings (loss) per common share — continuing operations	$(0.73)	$(1.26)	$0.06
Dilutive earnings per common share — discontinued operations	0.17	0.06	0.08
Dilutive earnings (loss) per common share	(0.56)	(1.20)	0.14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized quarterly data for each of the years indicated.

	Unaudited
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(In thousands, except per share data)

2009:
Interest income	$34,428	$33,391	$32,755	$31,289	$131,863
Interest expense	15,699	14,704	13,350	12,196	55,949

Net interest income	18,729	18,687	19,405	19,093	75,914
Provision for loan losses	8,444	12,311	5,579	22,740	49,074

Net interest income after provision for loan losses	10,285	6,376	13,826	(3,647)	26,840
Non-interest income	2,743	6,205	119	4,851	13,918
Non-interest expenses	16,399	17,202	15,385	14,654	63,640

Income (loss) before taxes and discontinued operations	(3,371)	(4,621)	(1,440)	(13,450)	(22,882)
Income tax expense (benefit)	(1,692)	(1,707)	(573)	2,812	(1,160)

Loss before discontinued operations	(1,679)	(2,914)	(867)	(16,262)	(21,722)
Discontinued operations
Net income of Butler Wick Corp., net of tax	4,949	—	—	—	4,949

Net income (loss)	$3,270	$(2,914)	$(867)	$(16,262)	$(16,773)

Earnings (loss) per share:
Basic earnings (loss) from continuing operations	$(0.06)	$(0.10)	$(0.03)	$(0.54)	$(0.73)
Basic earnings from discontinued operations	0.17	—	—	—	0.17
Basic earnings (loss)	0.11	(0.10)	(0.03)	(0.54)	(0.56)
Diluted earnings (loss) from continuing operations	(0.06)	(0.10)	(0.03)	(0.54)	(0.73)
Diluted earnings from discontinued operations	0.17	—	—	—	0.17
Diluted earnings (loss)	0.11	(0.10)	(0.03)	(0.54)	(0.56)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The loss incurred for the second quarter of 2009 was primarily due to an increased provision for loan losses and increased federal deposit insurance premiums. The loss incurred for the fourth quarter of 2009 was primarily due to an increase in the provision for loan losses, the establishment of a valuation allowance related to the net deferred tax asset and, to a lesser extent, write-downs of real estate owned by the Company.

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

Earnings per share:
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

In the third quarter of 2008, the Company recognized an impairment charge related to goodwill that increased noninterest expense. Also in the third quarter of 2008, other-than-temporary impairment charges related to securities were taken that reduced noninterest income.

25.	OTHER EVENTS

On November 30, 2009, Home Savings entered into an agreement with The Union Bank Company, a wholly-owned subsidiary of United Bancshares, Inc. for the sale of Home Savings’ Findlay, Ohio branch. In the transaction, Union Bank will assume all of the deposit liabilities and buy the related fixed assets of the branch. In addition, Union Bank will acquire approximately $2.0 million in loans and $714,000 in fixed assets associated with the branch. Union Bank will also assume approximately $27.4 million in deposits associated with the branch. The Board of Directors of both companies approved the transaction. No shareholder approvals are required. The transaction is subject to customary conditions, including regulatory approvals, and is expected to close in the first quarter of 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENTS

To the Shareholders and Board of Directors
United Community Financial Corp.
Youngstown, Ohio

We have audited the accompanying consolidated statements of financial condition of United Community Financial Corp. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of United Community Financial Corp.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United Community Financial Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), United Community Financial Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2010 expressed an unqualified opinion thereon.

            Crowe Horwath LLP

Cleveland, Ohio
March 18, 2010

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of United Community’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that United Community maintained effective internal control over financial reporting as of December 31, 2009.

United Community’s independent registered public accounting firm has issued its report on the effectiveness of United Community’s internal control over financial reporting. That report follows under the heading, Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting.

/S/ Douglas M. McKay	/S/ James R. Reske
Douglas M. McKay, Chief Executive Officer	James R. Reske, Chief Financial Officer
March 18, 2010	March 18, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors
United Community Financial Corp.
Youngstown, Ohio

We have audited United Community Financial Corp.’s internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). United Community Financial Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal controls over financial reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, United Community Financial Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of United Community Financial Corp. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 18, 2010 expressed an unqualified opinion on those consolidated financial statements.

            Crowe Horwath LLP
Cleveland, Ohio
March 18, 2010

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

United Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2009, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of United Community’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2009 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Additionally, there were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”, both of which are contained in Item 8 of this Form 10-K and incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information contained in the Proxy Statement for the 2010 Annual Meeting of Shareholders of United Community (Proxy Statement), to be filed with the Securities and Exchange Commission (Commission) on or about March 26, 2010, under the captions “Election of Directors,” “Incumbent Directors,” “Board Meetings and Committees,” “Director Compensation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

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

The following table shows, as of December 31, 2009, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the 2007 Plan, the 1999 Plan and the RRP, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(c)
Number of Securities
Remaining Available for
Future Issuance under
	Number of Securities		Equity Compensation
	to be Issued upon	Weighted-Average	Plans (Excluding
	Exercise of	Exercise Price of	Securities
Plan Category	Outstanding Options	Outstanding Options	Reflected in Column (a))

Equity compensation plans approved by security holders	2,203,338	$7.94	1,749,020

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information contained in the Proxy Statement under the captions “Board Meetings and Committees,” and “Compensation of Executive Officers — Related Person Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the Proxy Statement under the caption “Audit Fees” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits

(1) The Financial Statements are included in Item 8 to this Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)

3.1	Articles of Incorporation
3.2	Amended Code of Regulations
4	Agreement to Furnish Instruments
10	Material Contracts
11	Statement Regarding Computation of Per Share Earnings
20	Proxy Statement for 2010 Annual Meeting of Shareholders
21	Subsidiaries of Registrant
23	Crowe Horwath LLP Consent
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

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

/s/ Douglas M. McKay	/s/ James R. Reske
Douglas M. McKay Chairman of the Board, Chief Executive Officer and Director Date: March 18, 2010	James R. Reske Treasurer, Chief Financial Officer, and Principal Financial Officer Date: March 18, 2010

/s/ Eugenia C. Atkinson	/s/ Richard J. Buoncore
Eugenia C. Atkinson	Richard J. Buoncore
Director	Director
Date: March 18, 2010	Date: March 18, 2010

/s/ Scott N. Crewson	/s/ Scott D. Hunter
Scott N. Crewson	Scott D. Hunter
Director	Director
Date: March 18, 2010	Date: March 18, 2010

/s/ F. Scott O’Donnell	/s/ Richard J Schiraldi
F. Scott O’Donnell	Richard J. Schiraldi
Director	Director
Date: March 18, 2010	Date: March 18, 2010

/s/ Clarence R. Smith	/s/ David C. Sweet
Clarence R. Smith	David C. Sweet
Director	Director
Date: March 18, 2010	Date: March 18, 2010

/s/ Donald J. Varner
Donald J. Varner
Director
Date: March 18, 2010

INDEX TO EXHIBITS

Exhibit
Number

3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) with the Securities and Exchange Commission (SEC), Exhibit 3.1
3.2	Amended Code of Regulations	Incorporated by reference to the 1998 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2
10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1
10.2	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Douglas M. McKay dated December 31, 2004	Incorporated by reference to the 2004 10-K/A filed by United Community on May 2, 2005 via Edgar, film number 04666159 (2004 10K/A), Exhibit 10.2
10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack dated December 31, 2004	Incorporated by reference to the 2004 10-K/A, Exhibit 10.3
10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and James R. Reske dated May 19, 2008	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.4
10.5	Amendment to Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Douglas M. McKay dated January 1, 2009	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.5
10.6	Amendment to Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack dated January 1, 2009	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.6
10.7	Amendment to Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and James R. Reske dated January 1, 2009	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.7
10.8	Amended and Restated United Community 1999 Long -Term Incentive Plan	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.8
10.9	Amended and Restated United Community 2007 Long-Term Incentive Plan	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.9
10.10	Executive Incentive Plan	Incorporated by reference to the 8-K filed by United Community on July 21, 2009 via Edgar, film number 09955685
10.11	OTS Orders	Incorporated by reference to the 8-K filed by United Community on August 13, 2008 via Edgar, film number 081011722 Exhibit 10.1
10.12	Bank Orders	Incorporated by reference to the 8-K filed by United Community on August 13, 2008 via Edgar, film number 081011722 Exhibit 10.2