Form 10-Q
period 2010-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2010-05-17
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,897,825 common shares as of April 30, 2010.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$20,609	$22,330
Federal funds sold and other	19,446	22,744

Total cash and cash equivalents	40,055	45,074

Securities:
Available for sale, at fair value	272,239	281,348
Loans held for sale	4,318	10,497
Loans, net of allowance for loan losses of $47,768 and $42,287, respectively	1,823,899	1,866,018
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	22,697	23,139
Accrued interest receivable	8,405	9,090
Real estate owned and other repossessed assets	35,418	30,962
Core deposit intangible	613	661
Cash surrender value of life insurance	26,475	26,198
Other assets	19,136	18,976

Total assets	$2,279,719	$2,338,427

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,602,851	$1,642,722
Non-interest bearing	125,741	126,779

Total deposits	1,728,592	1,769,501
Borrowed funds:
Federal Home Loan Bank advances	214,099	221,323
Repurchase agreements and other	96,553	96,833

Total borrowed funds	310,652	318,156
Advance payments by borrowers for taxes and insurance	13,761	19,791
Accrued interest payable	1,751	1,421
Accrued expenses and other liabilities	10,481	9,775

Total liabilities	2,065,237	2,118,644

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 30,897,825 shares outstanding	145,586	145,775
Retained earnings	143,532	148,674
Accumulated other comprehensive income	3,685	4,110
Unearned employee stock ownership plan shares	(5,366)	(5,821)
Treasury stock, at cost, 6,906,632 shares	(72,955)	(72,955)

Total shareholders’ equity	214,482	219,783

Total liabilities and shareholders’ equity	$2,279,719	$2,338,427

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands, except per share data)
Interest income
Loans	$25,843	$31,067
Loans held for sale	70	263
Available for sale securities	2,585	2,770
Federal Home Loan Bank stock dividends	300	299
Other interest earning assets	7	29

Total interest income	28,805	34,428
Interest expense
Deposits	9,318	12,651
Federal Home Loan Bank advances	848	1,858
Repurchase agreements and other	923	1,190

Total interest expense	11,089	15,699

Net interest income	17,716	18,729
Provision for loan losses	12,450	8,444

Net interest income after provision for loan losses	5,266	10,285

Non-interest income
Non-deposit investment income	428	304
Service fees and other charges	1,751	1,512
Net gains (losses):
Securities available for sale	2,843	—
Other -than-temporary loss in equity securities
Total impairment loss	—	(150)
Loss recognized in other comprehensive income	—	—

Net impairment loss recognized in earnings	—	(150)
Mortgage banking income	386	1,140
Real estate owned and other repossessed assets	(1,484)	(1,138)
Gain on sale of retail branch	1,387	—
Other income	1,249	1,075

Total non-interest income	6,560	2,743

Non-interest expense
Salaries and employee benefits	8,174	8,023
Occupancy	1,004	984
Equipment and data processing	1,667	1,730
Franchise tax	511	592
Advertising	222	229
Amortization of core deposit intangible	48	60
Deposit insurance premiums	1,461	1,783
Professional fees	1,033	716
Real estate owned and other repossessed asset expenses	607	951
Other expenses	2,241	1,331

Total non-interest expenses	16,968	16,399

Income (loss) from continuing operations before income taxes	(5,142)	(3,371)
Income tax expense (benefit)	—	(1,692)

Net income (loss) from continuing operations	(5,142)	(1,679)
Discontinued operations
Net income of Butler Wick Corp., net of tax	—	4,949

Net income (loss)	$(5,142)	$3,270

(Continued)
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended
	March 31,
	2010	2009
Comprehensive income (loss)	$(5,567)	$4,180
Earnings (loss) per share
Basic—continuing operations	$(0.17)	$(0.06)
Basic—discontinued operations	—	0.17
Basic—net income (loss)	(0.17)	0.11
Diluted—continuing operations	(0.17)	(0.06)
Diluted—discontinued operations	—	0.17
Diluted—net income (loss)	(0.17)	0.11
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(Dollars in thousands, except share data)

Balance December 31, 2009	30,898	$145,775	$148,674	$4,110	$(5,821)	$(72,955)	$219,783
Comprehensive loss:
Net loss			(5,142)				(5,142)
Change in net unrealized gain on securities, net of tax expense of $230				(425)			(425)

Comprehensive loss							(5,567)
Shares allocated to ESOP participants		(220)			455		235
Stock based compensation		31					31

Balance March 31, 2010	30,898	$145,586	$143,532	$3,685	$(5,366)	$(72,955)	$214,482

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(Dollars in thousands, except share data)

Balance December 31, 2008	30,898	$146,439	$165,447	$3,635	$(7,643)	$(72,955)	$234,923
Comprehensive income:
Net income			3,270				3,270
Change in net unrealized gain on securities, net of tax expense of $490				910			910

Comprehensive income							4,180
Shares allocated to ESOP participants		(261)			455		194

Balance March 31, 2009	30,898	$146,178	$168,717	$4,545	$(7,188)	$(72,955)	$239,297

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(5,142)	$3,270
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	12,450	8,444
Mortgage banking income	(386)	(1,140)
Net losses on real estate owned and other repossessed assets sold	1,484	1,138
Net gain on retail branch sold	(1,387)	—
Net gain on available for sale securities sold	(2,843)	—
Net gains on other assets sold	(3)	(21)
Other than temporary impairment of securities available for sale	—	150
Amortization of premiums and accretion of discounts	971	1,061
Depreciation and amortization	509	586
Decrease in interest receivable	685	845
(Decrease) increase in interest payable	330	(38)
Increase in prepaid and other assets	(1,366)	(4,150)
Increase in other liabilities	882	2,436
Stock based compensation	31	—
Net principal disbursed on loans originated for sale	(39,870)	(134,445)
Proceeds from sale of loans originated for sale	44,650	137,447
ESOP Compensation	235	194
Operating cash flows from discontinued operations	—	(4,949)

Net cash from operating activities	11,230	10,828

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	14,136	10,011
Proceeds from sale of:
Securities available for sale	118,947	—
Real estate owned and other repossessed assets	3,222	3,085
Fixed assets	20	—
Purchases of:
Securities available for sale	(122,131)	(42,050)
Net change in loans	21,576	76,035
Loans purchased	(1,206)	(1,476)
Purchases of premises and equipment	(75)	(190)
Sale of retail branch	(22,503)	—
Investing cash flows from discontinued operations	—	11,921

Net cash from investing activities	11,986	57,336

Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	14,474	19,872
Net decrease in certificates of deposit	(29,175)	(70,288)
Net decrease in advance payments by borrowers for taxes and insurance	(6,030)	(5,739)
Proceeds from Federal Home Loan Bank advances	257,000	172,000
Repayment of Federal Home Loan Bank advances	(264,224)	(174,775)
Net change in repurchase agreements and other borrowed funds	(280)	(5,868)

Net cash from financing activities	(28,235)	(64,798)

Change in cash and cash equivalents	(5,019)	3,366
Cash and cash equivalents, beginning of period	45,074	43,417

Cash and cash equivalents, end of period	$40,055	$46,783

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
United Community Financial Corp. (United Community or the Company) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings. Home Savings, a state-chartered savings bank, conducts business from its main office located in Youngstown, Ohio, 38 full-service branches and six loan production offices located throughout Ohio and western Pennsylvania.
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
The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, contained in United Community’s Form 10-K for the year ended December 31, 2009.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
2. REGULATORY ENFORCEMENT ACTION
On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to Issuance of Order to Cease and Desist (OTS Order) with the OTS. Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (Bank Order) with the FDIC and the Ohio Division. Because of the consent to the Bank Order, Home Savings is deemed ‘adequately capitalized’ for regulatory capital purposes, as discussed in Notes 3 and 17 of the December 31, 2009 Consolidated Financial Statements.

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

Three
Months
Ended
March 31,
2009

Income
Interest income	$32
Brokerage commissions	—
Service fees and other charges	1,287
Underwriting and investment banking	—
Gain on the sale of Butler Wick Trust	7,904
Other income	—

Total income	9,223
Expenses
Interest expense on borrowings	—
Salaries and employee benefits	1,198
Occupancy expenses	68
Equipment and data processing	84
Other expenses	258

Total expenses	1,608

Income before taxes	7,615
Income tax	2,666

Net income	$4,949

4. RECENT ACCOUNTING DEVELOPMENTS
Accounting for Transfers of Financial Assets: In June 2009, the FASB amended previous guidance relating to transfers of financial assets. This removes the concept of a qualifying special-purpose entity from existing GAAP and removes the exception from applying FASB ASC 810-10, Consolidation (FASB Interpretation No. 46 (revised December 2003) Consolidation of Variable Interest Entities) to qualifying special purpose entities. The objective of this new guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets (which includes loan participations); the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. The Company’s adoption of this new guidance on January 1, 2010, did not have a material impact on United Community’s consolidated financial statements.
Amendments to FASB Interpretation No. 46(R) (ASC 810-10): In June 2009, FASB issued guidance with the objective to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Company’s adoption of this new guidance on January 1, 2010 had no impact on United Community’s consolidated financial statements.

Improving Disclosures About Fair Value Measurements: In January 2010, the FASB issued an amendment to, Fair Value Measurements and Disclosures, Topic 820, Improving Disclosures About Fair Value Measurements. This amendment requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This amendment also requires that a reporting entity should present separately information about purchases, sales, issuances and settlements, on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. This amendment also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and that a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material effect on the Company’s consolidated financial statements.
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
The 1999 Plan provides for the grant of options, which may qualify as either incentive or nonqualified stock options. The incentive plan provided that option prices will not be less than the fair market value of the share at the grant date. The maximum number of common shares that may be issued under the plan is 3,569,766. There were 312,000 stock options granted in 2009 under the 1999 plan, however, no additional options may be issued under the 1999 Plan. All of the previous options awarded became exercisable on the date of grant. For the options granted in 2009, one third of the total options granted became exercisable on December 31, 2009, with the remaining two-thirds vesting equally on December 31, 2010 and 2011. The option period for each grant expires 10 years from the date of grant.
On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 32,000 stock options granted in 2009 and there were 243,721 stock options granted in 2008 under the 2007 Plan. All of the options awarded in 2008 became exercisable on the date of grant. For the options granted in 2009, one third of the total options granted became exercisable on December 31, 2009, with the remaining two-thirds vesting equally on December 31, 2010 and 2011. The option period for each grant expires 10 years from the date of grant.
Expenses related to stock option grants is included with salaries and employee benefits. The Company recognized $31,000 in stock option expenses for the three months ended March 31, 2010. The Company will recognize additional expenses of $92,000 for the remainder of 2010 and $122,000 in 2011.
A summary of activity in the plans is as follows:

	For the three months ended March 31, 2010
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	2,200,672	$7.95
Granted	—	—
Exercised	—	—
Forfeited	(337,147)	8.45

Outstanding at end of period	1,863,525	$7.76	$5

Options exercisable at end of period	1,647,540	$8.64	$2

Information related to the stock option plans during the year follows (dollars in thousands, except per share amount):

March 31, 2010
Intrinsic value of options exercised	n/a
Cash received from option exercises	n/a
Tax benefit realized from option exercises	n/a
Weighted average fair value of options granted, per share	n/a
The fair value of each stock option award is estimated on the date of grant using the Black-Scholes valuation model that uses assumptions including the risk-free interest rate, expected term, expected stock volatility, and dividend yield. Expected volatilities are based on historical volatilities of United Community’s common shares. United Community uses historical data to estimate option exercises and post-vesting termination behavior. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
Outstanding stock options have a weighted average remaining life of 4.55 years and may be exercised in the range of $1.30 to $12.38.
6. SECURITIES
Components of the available for sale portfolio are as follows:

	March 31, 2010
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government sponsored entities’ securities	$48,534	$95	$—	$48,629
Equity securities	293	157	—	450
Mortgage-backed securities GSE issued: residential	218,090	5,138	(68)	223,160

Total	$266,917	$5,390	$(68)	$272,239

	December 31, 2009
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government sponsored entities’ securities	$48,717	$313	$(108)	$48,922
Equity securities	472	236	—	708
Mortgage-backed securities GSE issued: residential	226,182	5,536	—	231,718

Total	$275,371	$6,085	$(108)	$281,348

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	March 31, 2010
	(Dollars in thousands)
	Amortized	Fair
	Cost	Value

Due in one year or less	$499	$509
Due after one year through five years	40,034	40,034
Due after five years through ten years	8,001	8,086
Mortgage-backed securities: residential	218,090	223,160

Total	$266,624	$271,789

Securities pledged for the Company’s investment in VISA stock were approximately $1.1 million at March 31, 2010 and $1.2 million at December 31, 2009. Securities pledged for public funds deposits were approximately $1.9 million at March 31, 2010, and $1.8 million at December 31, 2009. Securities sold under an agreement to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $115.3 million at March 31, 2010, and $125.7 million at December 31, 2009.
United Community had no securities classified as trading as of March 31, 2010 or December 31, 2009.
The following table summarizes the investment securities with unrealized losses at March 31, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

March 31, 2010
(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$—	$—	$—	$—	$—	$—
Equity securities	—	—	—	—	—	—
Mortgage-backed securities GSE issued: residential	27,141	(68)	—	—	27,141	(68)

Total	$27,141	$(68)	$—	$—	$27,141	$(68)

	December 31, 2009
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$27,898	$(108)	$—	$—	$27,898	$(108)
Equity securities	—	—	—	—	—	—
Mortgage-backed securities GSE issued: residential	6	—	—	—	6	—

Total	$27,905	$(108)	$—	$—	$27,905	$(108)

All of the mortgage-related securities that are temporarily impaired at March 31, 2010, are impaired due to the current level of interest rates. All of these securities continue to pay on schedule and management expects to receive all principal and interest owed on the securities.
Proceeds from sales of securities available for sale were $118.9 million and $0 for the three months ended March 31, 2010 and 2009, respectively. Gross gains of $2.9 million and $0 and gross losses of $25,000 and $0 were realized on these sales during 2010 and 2009, respectively.
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
The Company evaluates its equity securities for impairment on a quarterly basis. In general, if a security has been in an unrealized loss position for more than twelve months, the Company will realize an OTTI charge on the security. If the security has been in an unrealized loss position for less that twelve months, the Company examines the capital levels, nonperforming asset ratios, and liquidity position of the institution to determine whether or not an OTTI charge is appropriate.
As of March 31, 2010, the Company’s security portfolio consisted of 45 securities, three of which were in an unrealized loss position totaling $68,100.
Mortgage-backed Securities
At March 31, 2010, 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

7. LOANS
Portfolio loans consist of the following:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$777,380	$773,831
Multifamily residential	143,992	150,480
Nonresidential	389,407	397,895
Land	25,122	23,502
Construction:
One- to four-family residential	161,625	178,095
Multifamily and non-residential	14,682	13,741

Total real estate	1,512,208	1,537,544
Consumer	301,457	309,202
Commercial	56,726	60,217

Total loans	1,870,391	1,906,963
Less:
Allowance for loan losses	47,768	42,287
Deferred loan fees, net	(1,276)	(1,342)

Total	46,492	40,945

Loans, net	$1,823,899	$1,866,018

Changes in the allowance for loan loss are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$42,287	$35,962
Provision for loan losses	12,450	8,444
Amounts charged off	(7,140)	(6,691)
Recoveries	171	141

Balance, end of period	$47,768	$37,856

Non-accrual loans were $138.0 million and $112.2 million at March 31, 2010, and December 31, 2009, respectively. Restructured loans were $31.9 million at March 31, 2010 and $22.6 million at December 31, 2009. Loans greater than 90 days past due and still accruing interest were $536,000 and $3.7 million at March 31, 2010 and December 31, 2009, respectively.

Impaired loans consist of the following:

	As of or for the	As of or for
	Three	the Year
	Months Ended	Ended
	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Impaired loans on which no specific valuation allowance was provided	$97,340	$83,443
Impaired loans on which a specific valuation allowance was provided	51,617	36,362

Total impaired loans at period-end	$148,957	$119,805

Specific valuation allowances on impaired loans at period-end	$9,040	$4,064
Average impaired loans during the period	133,881	103,026
Interest income recognized on impaired loans during the period	294	2,056
Interest income received on impaired loans during the period	294	2,056

8.	MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at March 31, 2010, and December 31, 2009.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$6,228	$5,562
Originations	446	3,220
Amortized to expense	(551)	(2,554)

Balance, end of period	6,123	6,228
Less valuation allowance	(319)	(423)

Net balance	$5,804	$5,805

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$(423)	$(2,233)
Impairment charges	—	—
Recoveries	104	1,810

Balance, end of period	$(319)	$(423)

Fair value of mortgage servicing rights as of March 31, 2010 was approximately $8.0 million and at December 31, 2009 was approximately $8.0 million.

Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
Weighted average prepayment rate	322 PSA	325 PSA
Weighted average life (in years)	3.55	3.65
Weighted average discount rate	8%	8%
9. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Real estate owned and other repossessed assets at March 31, 2010 and December 31, 2009 were as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)

Real estate owned and other repossessed assets	$44,369	$38,829
Valuation allowance	(8,951)	(7,867)

End of period	$35,418	$30,962

Activity in the valuation allowance was as follows:

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Beginning of year	$7,867	$2,754
Additions charged to expense	1,646	7,925
Direct write-downs	(562)	(2,812)

End of period	$8,951	$7,867

Expenses related to foreclosed and repossessed assets include:

	Three months ended
	March 31,
	2010	2009
	(Dollars in thousands)
Net loss on sales	$100	$425
Provision for unrealized losses	1,384	713
Operating expenses, net of rental income	607	951

Total expenses	$2,091	$2,089

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

Components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Service cost	$—	$—
Interest cost	47	47
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Net amortization of actuarial gain	—	(4)

Net periodic benefit cost	$47	$43

Assumptions used in the valuations were as follows:

Weighted average discount rate	5.75%	6.00%
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$48,629	$—	$48,629	$—
Equity securities	450	450	—	—
Mortgage-backed securities: residential	223,160	—	223,160	—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$48,922	$—	$48,922	$—
Equity securities	708	708	—	—
Mortgage-backed securities: residential	231,718	—	231,718	—
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$42,577	—	—	$42,577
Mortgage servicing assets	1,753	—	1,753	—
Foreclosed assets	19,924	—	—	19,924

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets	Significant Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)
Assets:
Impaired loans	$32,298	—	—	$32,298
Mortgage servicing rights	1,865	—	1,865	—
Foreclosed assets	19,534	—	—	19,534

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $51.6 million at March 31, 2010, with a specific valuation allowance of $9.0 million, resulting in additional provision for loan losses of $5.8 million during the period.
Mortgage servicing rights had a carrying amount of $2.1 million with a valuation allowance of $319,000, at March 31, 2010, resulting in no additional expenses during the period. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.
Foreclosed assets, carried at fair value, which are measured for impairment using the fair value of the property less estimated selling costs, had a carrying amount of $28.9 million, with a valuation allowance of $9.0 million at March 31, 2010, resulting in additional expenses of $1.4 million during the period.
In accordance with generally accepted accounting principles, the carrying amounts and estimated fair values of financial instruments, at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$40,055	$40,055	$45,074	$45,074
Securities:
Available for sale	272,239	272,239	281,348	281,348
Loans held for sale	4,318	4,351	10,497	10,551
Loans, net	1,823,899	1,835,045	1,866,018	1,873,776
Federal Home Loan Bank stock	26,464	n/a	26,464	n/a
Accrued interest receivable	8,405	8,405	9,090	9,090
Liabilities:
Deposits:
Checking, savings and money market accounts	(737,510)	(737,510)	(729,512)	(729,512)
Certificates of deposit	(991,082)	(1,000,982)	(1,039,989)	(1,051,133)
Federal Home Loan Bank advances	(214,099)	(220,160)	(221,323)	(227,350)
Repurchase agreements and other	(96,553)	(103,242)	(96,833)	(105,546)
Advance payments by borrowers for taxes and insurance	(13,761)	(13,761)	(19,791)	(19,791)
Accrued interest payable	(1,751)	(1,751)	(1,421)	(1,421)
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
12. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	March 31, 2010	March 31, 2009
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$10,759	$15,738
Income taxes	—	—
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	8,119	5,395
13. SEGMENT INFORMATION
United Community monitors the revenue streams of the various Company products and services. The identifiable segments and operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking services.
Discontinued operations are essentially the results of operations from Butler Wick Corp. which were previously reported as a separate segment, investment services. Refer to Note 3 for a discussion on discontinued operations and its impact on segment reporting.

14. EARNINGS PER SHARE
Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 1,863,525 shares were anti-dilutive for the three months ended March 31, 2010. There were 1,687,388 stock options for shares that were anti-dilutive for the three months ended March 31, 2009.

	Three Months Ended
	March 31,
	2010	2009
	(Dollars in thousands,
	except per share data)
Numerator:
Loss from continuing operations	$(5,142)	$(1,679)
Income from discontinued operations	—	4,949

Net loss	$(5,142)	$3,270

Denominator:
Weighted average common shares outstanding—basic	29,955	29,632
Dilutive effect of stock options	—	—

Weighted average common shares outstanding—dilutive	29,955	29,632

Basic earnings (loss) per share:
Basic loss per common share—continuing operations	$(0.17)	$(0.06)
Basic earnings per common share—discontinued operations	—	0.17
Basic loss per common share	(0.17)	0.11

Dilutive earnings (loss) per share:
Dilutive loss per common share—continuing operations	(0.17)	(0.06)
Dilutive earnings per common share—discontinued operations	—	0.17
Dilutive loss per common share	(0.17)	0.11
15. BROKERED CERTIFICATES OF DEPOSIT
Brokered deposits represent funds which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered deposits without prior consent of the FDIC and Ohio Division. Home Savings had brokered deposits of $2.3 million with a weighted average rate of 4.20% at March 31, 2010, maturing in July 2010. Home Savings had brokered deposits of $15.0 million with a weighted average rate of 4.35% at December 31, 2009.

16. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of gains on sales of securities of $2.8 million at March 31, 2010, and impairment charges of $150,000 at March 31, 2009.
Other comprehensive income (loss) components and related tax effects for the three month periods are as follows:

	Three months ended
	March 31,	March 31,
	2010	2009
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$2,188	$1,250
Unrealized holding gain (loss) on postretirement benefits	—	—
Reclassification adjustment for (gains) losses realized in income	(2,843)	150

Net unrealized gains (losses)	(655)	1,400
Tax effect (35%)	230	(490)

Net of tax amount	$(425)	$910

The following is a summary of accumulated other comprehensive income balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	March 31,
	2009	Change	2010

Unrealized gains (losses) on securities available for sale	$3,885	$(425)	$3,460
Unrealized gains (losses) on post-retirement benefits	225	—	225

Total	$4,110	$(425)	$3,685

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

	As of March 31, 2010
					To Be Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$215,407	12.73%	$135,320	8.00%	$169,151	10.00%
Tier 1 capital to risk-weighted assets	193,934	11.47%	*	*	101,490	6.00%
Tier 1 capital to average total assets (leverage ratio)	193,934	8.47%	91,539	4.00%	114,423	5.00%

	As of December 31, 2009
					To Be Well Capitalized
					Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirements		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$220,395	12.08%	$137,783	8.00%	$172,229	10.00%
Tier 1 capital to risk-weighted assets	198,610	11.53%	*	*	103,337	6.00%
Tier 1 capital to average total assets (leverage ratio)	198,610	8.22%	96,658	4.00%	120,822	5.00%

*	Ratio is not required under regulations.
As of March 31, 2010 and December 31, 2009, the FDIC and OTS, respectively, categorized Home Savings as adequately capitalized pursuant to the Bank Order and OTS Order, as previously disclosed. The Bank Order provided for Home Savings to increase its Tier 1 leverage ratio to 8.0% and total risk-based capital ratio to 12.0%. As depicted in the previous tables, Home Savings continues to exceed this requirement.
Management believes, as of March 31, 2010, that Home Savings meets all capital requirements to which it is subject, inclusive of the Bank Order. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements.
18. OTHER EVENTS
On November 30, 2009, Home Savings entered into an agreement with The Union Bank Company, a wholly-owned subsidiary of United Bancshares, Inc. for the sale of Home Savings’ Findlay, Ohio branch. The transaction closed in the first quarter of 2010. In the transaction, Union Bank assumed deposit liabilities, including accrued interest, aggregating $26.5 million and acquired approximately $1.8 million in loans and $709,000 in related fixed assets of the branch.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three
	Months Ended
	March 31,
	2010	2009
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	-0.90%	0.50%
Return on average equity (3)	-9.18%	5.30%
Interest rate spread (4)	3.00%	2.74%
Net interest margin (5)	3.28%	3.04%
Noninterest expense to average assets	2.96%	2.51%
Efficiency ratio (6)	78.59%	71.85%
Average interest-earning assets to average interest-bearing liabilities	113.36%	111.51%
Capital ratios:
Average equity to average assets	9.77%	9.45%
Equity to assets, end of period	9.41%	9.34%
Tier 1 leverage ratio	8.47%	8.33%
Tier 1 risk-based capital ratio	11.47%	11.22%
Total risk-based capital ratio	12.73%	12.48%
Asset quality ratio:
Nonperforming loans to total loans at end of period (7)	7.60%	4.83%
Nonperforming assets to average assets (8)	7.59%	5.08%
Nonperforming assets to total assets at end of period	7.63%	5.17%
Allowance for loan losses as a percent of loans	2.55%	1.76%
Allowance for loan losses as a percent of nonperforming loans (7)	34.47%	37.05%
Texas ratio (9)	66.50%	47.99%
Total classified assets as a percent of Tier 1 Capital	119.22%	59.95%
Net chargeoffs as a percent of average loans	1.51%	1.21%
Total 90+ days past due as a percent of total loans	7.26%	4.31%
Office data:
Number of full service banking offices	38	39
Number of loan production offices	6	6
Per share data:
Basic loss from continuing operations (10)	$(0.17)	$(0.06)
Basic earnings from discontinued operations (10)	—	0.17
Basic earnings (loss) (10)	(0.17)	0.11
Diluted loss from continuing operations (10)	(0.17)	(0.06)
Diluted earnings from discontinued operations (10)	—	0.17
Diluted earnings (loss) (10)	(0.17)	0.11
Book value (11)	6.94	7.74
Tangible book value (12)	6.92	7.72
Notes:

1.	Ratios for the three month periods are annualized where appropriate

2.	Net income (loss) divided by average total assets

3.	Net income (loss) divided by average total equity

4.	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities

5.	Net interest income as a percentage of average interest-earning assets

6.
Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities, other than temporary impairment charges, gains and losses on foreclosed assets, and gain on the sale of a retail branch

7.	Nonperforming loans consist of nonaccrual loans and loans past due ninety days and still accruing

8.	Nonperforming assets consist of nonperforming loans and real estate owned and other repossessed assets

9.	Nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses

10.	Net income (loss) divided by the number of basic or diluted shares outstanding

11.	Shareholders’ equity divided by number of shares outstanding

12.	Shareholders’ equity minus core deposit intangible divided by number of shares outstanding

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
On April 21, 2010, United Community issued an earnings release regarding the quarter ending March 31, 2010, in which it reported a net loss of $3.0 million for the quarter. In the process of finalizing the Form 10-Q, management determined that an additional $2.1 million provision for loan loss should be made in the first quarter of 2010. This provision expense was the result of a decline in the value of collateral supporting an impaired construction loan. Because the appraisal establishing this value utilized a valuation date as of March 29, 2010, management determined that the most prudent course of action would be to establish an additional valuation reserve and to realize the associated provision expense in the first quarter. As a result of this $2.1 million provision expense, the financial statements previously released have been revised to reflect a net loss of $5.1 million in the first quarter, as reflected in this Form 10-Q.
Comparison of Financial Condition at March 31, 2010 and December 31, 2009
Total assets decreased $58.7 million, or 2.5%, to $2.3 billion at March 31, 2010, compared to December 31, 2009. Contributing to the change were decreases in net loans of $42.1 million, securities available for sale of $9.1 million, and cash and cash equivalents of $5.0 million. These decreases were partially offset by increases in real estate owned and other repossessed assets of $4.5 million.
Cash and cash equivalents decreased $5.0 million to $40.1 million at March 31, 2010, compared to $45.1 million at December 31, 2009. This change is primarily the result of a decrease in checks awaiting deposit at the Federal Reserve Bank, along with a decline in required cash to fund ATM card transactions on behalf of customers.
Available for sale securities decreased $9.1 million during the first three months of 2010 as a result of various security transactions initiated in the first quarter. During the first quarter of 2010, the Company sold approximately $116.1 million in securities, realizing $2.8 million in gains on the sales. These sales were undertaken to monetize a portion of the gains in the portfolio due to continued spread tightening on mortgage-backed and agency securities. The Company offset these sales with $122.1 million in purchases of additional securities. The additional purchases were primarily made in higher coupon mortgage-backed securities which will afford the Company some yield protection should longer term rates begin to rise and/or prepayment speeds begin to slow. Maturities and paydowns of $14.1 million accounted for the remainder of the change.
Net loans decreased $42.1 million during the first three months of 2010. The primary source of the decrease was the overall decline in originations of construction loans and commercial real estate loans. Home Savings has made a conscious effort to decrease its construction and commercial real estate portfolios.

The allowance for loan losses increased to $47.8 million, or 2.55% of the net loan portfolio and 34.47% of nonperforming loans as of March 31, 2010, up from $42.3 million or 2.22% of the net loan portfolio and 36.49% of nonperforming loans as of December 31, 2009. Loan loss provisions totaling $12.5 million during the three months ended March 31, 2010 were partially offset by net charge-offs totaling $7.0 million. The allowance for loan losses is a valuation allowance for probable credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the required allowance balance based on an analysis using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, general economic conditions in the market area and other factors. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component of the allowance covers pools of loans not reviewed specifically by management that are evaluated as a homogeneous group of loans (e.g., performing single-family residential mortgage loans) using a historical charge-off experience ratio applied to each pool of loans. The historical charge-off experience ratio considers historical loss rates adjusted for certain environmental factors. The entire allowance is available for any loan or portion thereof that, in management’s judgment, should be charged-off.

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31,				March 31,
	2009	Provision	Recovery	Chargeoff	2010
Real Estate Loans
Permanent
One-to four-family residential	$6,546	$1,729	$15	$(1,013)	$7,277
Multifamily residential	2,182	1,703	—	(1,585)	2,300
Nonresidential	5,894	3,061	11	(1,962)	7,004
Land	666	430	—	(318)	778

Total	15,288	6,923	26	(4,878)	17,359

Construction Loans
One-to four-family residential	18,787	3,389	—	(1,018)	21,158
Multifamily and nonresidential	233	22	—	—	255

Total	19,020	3,411	—	(1,018)	21,413

Consumer Loans
Home Equity	2,390	266	26	(362)	2,320
Auto	162	(18)	2	(3)	143
Marine	701	46	—	(165)	582
Recreational vehicle	1,392	269	18	(338)	1,341
Other	314	56	99	(181)	288

Total	4,959	619	145	(1,049)	4,674

Commercial Loans
Secured	1,084	325	—	(140)	1,269
Unsecured	1,936	1,172	—	(55)	3,053

Total	3,020	1,497	—	(195)	4,322

Total	$42,287	$12,450	$171	$(7,140)	$47,768

A loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and the loan is non-homogeneous in nature. Factors considered by management in determining impairment include payment status, collateral value, and the strength of guarantors (if any). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by either the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the market value of the loan. The following table summarizes the change in impaired loans during the first three months of 2010.

Impaired Loans
(Dollars in thousands)
	March 31,	December 31,
	2010	2009	Change
Real Estate Loans
Permanent
One-to four-family residential	$21,658	$18,764	$2,894
Multifamily residential	10,696	7,863	2,833
Nonresidential	38,255	25,686	12,569
Land	13,045	5,160	7,885

Total	83,654	57,473	26,181

Construction Loans
One-to four-family residential	56,556	53,666	2,890
Multifamily and nonresidential	382	392	(10)

Total	56,938	54,058	2,880

Consumer Loans
Home Equity	1,711	2,088	(377)
Auto	36	30	6
Boat	632	1,103	(471)
Recreational vehicle	283	353	(70)
Other	50	8	42

Total	2,712	3,582	(870)

Commercial Loans
Secured	2,663	3,365	(702)
Unsecured	2,990	327	2,663

Total	5,653	3,692	1,961

Total Impaired Loans	$148,957	$118,805	$30,152

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

The change in troubled debt restructurings for the three months ended March 31, 2010 is as follows:

Troubled Debt Restructurings
	March 31,	December 31,
	2010	2009	Change
	(In thousands)
Real Estate Loans
Permanent
One-to four-family	$4,941	$2,167	$2,774
Multifamily residential	2,411	—	2,411
Nonresidential	7,756	3,595	4,161
Land	2,152	1,050	1,102

Total	17,260	6,812	10,448

Construction Loans
One-to four-family residential	13,867	15,213	(1,346)
Multifamily and nonresidential	—	—	—

Total	13,867	15,213	(1,346)

Consumer Loans
Home Equity	270	240	30
Auto	15	18	(3)
Marine	—	—	—
Recreational vehicle	—	—	—
Other	50	8	42

Total	335	266	69

Commercial Loans
Secured	355	357	(2)
Unsecured	100	—	100

Total	455	357	98

Total Restructured Loans	$31,917	$22,648	$9,269

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. Troubled debt restructured loans that were on nonaccrual status aggregated $8.7 million and $5.0 million at March 31, 2010 and December 31, 2009, respectively. Such loans are considered nonperforming loans. Troubled debt restructured loans that were accruing according to their terms aggregated $23.2 million and $17.6 million at March 31, 2010 and December 31, 2009, respectively.

Nonperforming loans consist of loans past due 90 days or more and loans past due less than 90 days that are on nonaccrual status. Nonperforming loans were $138.6 million, or 7.59% of net loans, at March 31, 2010, compared to $115.9 million, or 6.21% of net loans, at December 31, 2009. The schedule below summarizes the change in nonperforming loans for the first three months of 2010.

Nonperforming Loans
(Dollars in thousands)
	March 31,	December 31,
	2010	2009	Change
Real Estate Loans
Permanent
One-to four-family residential	$30,054	$26,766	$3,288
Multifamily residential	7,885	7,863	22
Nonresidential	36,083	24,091	11,992
Land	11,627	5,160	6,467

Total	85,649	63,880	21,769

Construction Loans
One-to four-family residential	42,963	42,819	144
Multifamily and nonresidential	382	392	(10)

Total	43,345	43,211	134

Consumer Loans
Home Equity	2,478	3,168	(690)
Auto	133	148	(15)
Marine	632	1,103	(471)
Recreational vehicle	622	900	(278)
Other	33	64	(31)

Total	3,898	5,383	(1,485)

Commercial Loans
Secured	2,424	3,061	(637)
Unsecured	3,248	352	2,896

Total	5,672	3,413	2,259

Total Nonperforming Loans	$138,564	$115,887	$22,677

During the first three months of 2010, eight loans in excess of $1.0 million each, aggregating $20.5 million, became nonperforming. Commercial real estate had the most significant increase in nonperforming loans, with four loans aggregating $16.0 million becoming nonperforming.
Loans held for sale decreased $6.2 million, or 58.9%, to $4.3 million at March 31, 2010, compared to $10.5 million at December 31, 2009. The decrease was primarily attributable to the timing of sales during the period. Home Savings sells a portion of newly originated loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future. Home Savings no longer purchases other loans to be sold in the secondary market.
Federal Home Loan Bank stock remained at $26.5 million for March 31, 2010, and December 31, 2009. During the first three months of 2010, the Federal Home Loan Bank paid a cash dividend in lieu of a stock dividend to its member banks.
Accrued interest receivable decreased $685,000, or 7.5%, to $8.4 million at March 31, 2010, compared to $9.1 million at December 31, 2009. Interest accrued on mortgage loans decreased $1.3 million due to an increase in reserves for uncollected interest. Interest accrued on installment loans decreased $21,000, due primarily to a decrease in the average balance of that portfolio. Interest accrued on commercial loans decreased $385,000, due primarily to an increase in reserves for uncollected interest on commercial loans of $1.4 million. The increase in the reserves for uncollected interest is affected directly by the increase in loans on nonaccrual status. Interest accrued on securities available for sale decreased $348,000, due primarily to the timing of interest payments on these securities.

Real estate owned and other repossessed assets increased $4.5 million, or 14.4%, during the three months ended March 31, 2010, as compared to the year ended December 31, 2009. The following table summarizes the activity in real estate owned and other repossessed assets during the period.

	Real Estate	Repossessed
	Owned	Assets	Total
	(In thousands)
Balance at December 31, 2009	$30,340	$622	$30,962
Acquisitions	8,632	637	9,269
Sales	(2,983)	(446)	(3,429)
Change in valuation allowance	(1,384)	—	(1,384)

Balance at March 31, 2010	$34,605	$813	$35,418

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of March 31, 2010:

		Valuation	Net
	Balance	Allowance	Balance
	(In thousands)
Real estate owned
One-to four-family	$3,574	$(171)	$3,403
Multifamily residential	10,206	(2,579)	7,627
Nonresidential	8,022	(1,246)	6,776
One-to four-family residential construction	21,498	(4,955)	16,543
Land	256	—	256

Total real estate owned	43,556	(8,951)	34,605
Repossessed assets
Auto	1	—	1
Marine	414	—	414
Recreational vehicle	398	—	398

Total repossessed assets	813	—	813

Total real estate owned and other repossessed assets	$44,369	$(8,951)	$35,418

Property acquired in the settlement of loans is recorded at the lower of (a) the loan’s acquisition balance less cost to sell or (b) the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually when the Company believes there is sufficient evidence to suggest deterioration in an asset’s value. Based on current appraisals, a valuation allowance may be established to properly reflect the asset at fair market value. The increase in the valuation allowance on property acquired in relation to one-to four-family residential construction loans was due to the decline in market value of those properties. Home Savings engages experienced professionals to sell real estate owned and other repossessed assets in a timely manner.
Total deposits decreased $40.9 million to $1.7 billion at March 31, 2010, compared to $1.8 billion at December 31, 2009. The primary cause for the decline in deposits is the sale of Home Savings’ Findlay, Ohio branch, discussed below. Also affecting the change was the maturity and paydown of $12.7 million in brokered certificates of deposit during the first three months of 2010.
Federal Home Loan Bank advances decreased $7.2 million during the first three months of 2010, due primarily to the paydown of approximately $15.2 million in term advances due to maturity. A portion of these term advances were replaced with overnight advances of approximately $8.0 million. Home Savings had approximately $192.0 million in unused borrowing capacity at the FHLB at March 31, 2010.
Advance payments by borrowers for taxes and insurance decreased $6.0 million during the first three months of 2010. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings account for $2.9 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $3.2 million.

Accrued expenses and other liabilities increased $706,000 to $10.5 million at March 31, 2010, from $9.8 million at December 31, 2009. Home Savings had an increase in liabilities of $467,000 due to issuing official checks for customers and accounts payable remittances.
Shareholders’ equity decreased $5.3 million to $214.5 million at March 31, 2010, from $219.8 million at December 31, 2009. The change occurred primarily due to the net loss recognized by the Company in the period.
Comparison of Operating Results for the Three Months Ended
March 31, 2010 and March 31, 2009
Net Income. United Community recognized a net loss for the three months ended March 31, 2010, of $5.1 million, or $(0.17) per diluted share, compared to a net income of $3.3 million, or $0.11 per diluted share, for the three months ended March 31, 2009. The primary cause of the change is the recognition of a higher provision for loan losses along with lower net interest income recognized during the first quarter of 2010. Compared with the first quarter of 2009, net interest income decreased $1.0 million, the provision for loan losses increased $4.0 million, non-interest income increased $3.8 million, and non-interest expense increased $569,000. United Community’s annualized return on average assets and return on average equity were (0.90)% and (9.18)%, respectively, for the three months ended March 31, 2010. The annualized return on average assets and return on average equity for the comparable period in 2009 were 0.50% and 5.30%, respectively.
Net Interest Income. Net interest income for the three months ended March 31, 2010, was $17.7 million, compared to $18.7 million for the same period last year. Both interest income and interest expense decreased, with a larger decline in interest income. Total interest income decreased $5.6 million in the first quarter of 2010 compared to the first quarter of 2009. The change in interest income was primarily the result of a decline of $5.2 million in interest earned on loans, which was a result of a decrease of $311.5 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 16 basis points. The Company’s construction and commercial loan portfolios declined due to the strategic objective of reducing specific concentrations in these portfolios.
Total interest expense decreased $4.6 million for the quarter ended March 31, 2010, as compared to the same quarter last year. The change was due primarily to reductions of $3.3 million in interest paid on deposits, $1.0 million in interest paid on Federal Home Loan Bank advances and $267,000 in interest paid on repurchase agreements and other borrowings. The overall decrease in interest expense is attributable to a decline in the average outstanding balances of certificates of deposit of $154.2 million, as well as a reduction of 59 basis points in the cost of those liabilities. Also contributing to the change was a decrease in the cost of interest bearing checking accounts of 40 basis points.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $168.8 million, as well as a rate decrease on those borrowings of 25 basis points in the first quarter of 2010 compared to the same quarter in 2009. The rate on short term advances from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to keep the Federal Funds rate low. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the average balances of $27.3 million.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended March 31, 2010, grew to 3.00% compared to 2.74% for the quarter ended March 31, 2009. The net interest margin increased 24 basis points to 3.28% for the three months ended March 31, 2010 compared to 3.04% for the same quarter in 2009.

	For the Three Months Ended March 31,
	2010 vs. 2009
	Increase		Total
	(decrease) due to		Increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(846)	$(4,378)	$(5,224)
Loans held for sale	(32)	(161)	(193)
Investment securities:
Available for sale	(414)	229	(185)
Federal Home Loan Bank stock	1	—	1
Other interest earning assets	(34)	12	(22)

Total interest earning assets	$(1,325)	$(4,298)	$(5,623)

Interest bearing liabilities:
Savings accounts	(68)	31	(37)
Checking accounts	(411)	85	(326)
Certificates of deposit	(1,605)	(1,365)	(2,970)
Federal Home Loan Bank advances	(201)	(809)	(1,010)
Repurchase agreements and other	(7)	(260)	(267)

Total interest bearing liabilities	$(2,292)	$(2,318)	(4,610)

Change in net interest income			$(1,013)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased to $12.5 million in the first quarter of 2010, compared to $8.4 million in the first quarter of 2009. The increase in the provision for loan losses in the first quarter of 2010 is primarily the result of credit downgrades within the commercial real estate portfolio and specific reserves assigned to a number of commercial real estate properties. Also contributing to the increase is the effect of charge-offs to record foreclosed and repossessed assets at fair market value before the Company takes possession of the properties in satisfaction of loans. The remaining increase in the provision for loan losses taken in the first quarter related primarily to the application of the Company’s elevated historical charge-off experience to the various pools of loans in the Company’s portfolio.
Non-interest Income. Noninterest income increased in the first quarter of 2010 to $6.6 million, as compared to the first quarter of 2009 of $2.7 million. Driving the increase in noninterest income was the recognition of gains on the sale of available for sale securities of $2.8 million along with a gain recognized on the sale of Home Savings’ Findlay, Ohio branch of $1.4 million.
On November 30, 2009, Home Savings entered into an agreement for the sale of Home Savings’ Findlay, Ohio branch. The sale was completed on March 26, 2010, at which time Home Savings recognized a $1.4 million gain on the transaction. In the transaction, the buyer assumed deposit liabilities, including accrued interest, of $26.5 million and acquired approximately $1.8 million in loans and $709,000 in related fixed assets of the branch.
Non-interest Expense. Noninterest expense was $17.0 million in the first quarter of 2010, compared to $16.4 million in the first quarter of 2009. The increase in noninterest expense was driven by higher professional fees associated with legal expenses paid by the Company during the first quarter of 2010 as compared to the first quarter of 2009. Professional fees include legal, audit, tax consulting and other professional services obtained by the Company. Legal fees were elevated during the first quarter of 2010 primarily because of the continued resolution of asset quality issues.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended March 31, 2010 and 2009. Average balance calculations were based on daily balances.

	Three Months Ended March 31,
	2010			2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$1,847,443	$25,843	5.60%	$2,158,931	$31,067	5.76%
Net loans held for sale	7,459	70	3.75%	24,172	263	4.35%
Investment securities:
Available for sale	256,748	2,585	4.03%	239,656	2,770	4.62%
Federal Home Loan Bank stock	26,464	300	4.53%	26,464	299	4.52%
Other interest-earning assets	24,246	7	0.12%	18,927	29	0.61%

Total interest-earning assets	2,162,360	28,805	5.33%	2,468,150	34,428	5.58%
Noninterest-earning assets	129,270			137,183
Assets of discontinued operations	—			4,468

Total assets	$2,291,630			$2,609,801

Interest-bearing liabilities:
NOW and money market accounts	$399,624	$876	0.88%	$375,113	$1,202	1.28%
Savings accounts	207,438	208	0.40%	187,566	245	0.52%
Certificates of deposit	1,021,843	8,234	3.22%	1,176,028	11,204	3.81%
Federal Home Loan Bank advances	181,637	848	1.87%	350,427	1,858	2.12%
Repurchase agreements and other	96,987	923	3.81%	124,306	1,190	3.83%

Total interest-bearing liabilities	1,907,529	11,089	2.33%	2,213,440	15,699	2.84%

Noninterest-bearing liabilities	160,162			147,172
Liabilities of discontinued operations	—			2,449

Total liabilities	2,067,691			2,363,061
Equity	223,939			246,740

Total liabilities and equity	$2,291,630			$2,609,801

Net interest income and interest rate spread		$17,716	3.00%		$18,729	2.74%

Net interest margin			3.28%			3.04%
Average interest-earning assets to average interest-bearing liabilities			113.36%			111.51%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. Due to the current low level of treasury rates, values for a decline in rates of 100, 200 and 300 basis points are not calculated for the quarter ended March 31, 2010. As noted, for the quarter ended March 31, 2010, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio, the maximum change in the NPV ratio, and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter ended March 31, 2010
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
						Internal
						policy
Change						limitations
in rates		Internal policy limitations				on
(Basis	NPV	Minimum	Maximum	Change	$	maximum	%
points)	Ratio	level	change	in %	Change	change	Change
300	9.11%	6.00%	-35.00%	-1.19%	$(3,046)	-15.00%	-3.84%
200	9.83%	7.00%	—	-0.47%	(1,275)	-10.00%	-1.61%
100	10.46%	7.00%	—	0.16%	(210)	-5.00%	-0.26%
Static	10.30%	8.00%	—	—	—	—	—

Year Ended December 31, 2009
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
						Internal
						policy
Change						limitations
in rates		Internal policy limitations				on
(Basis	NPV	Minimum	Maximum	Change	$	maximum	%
points)	Ratio	level	change	in %	Change	change	Change
300	8.19%	6.00%	-35.00%	-1.76%	$(4,414)	-15.00%	-5.67%
200	9.31%	7.00%	—	-0.64%	(2,125)	-10.00%	-2.73%
100	10.03%	7.00%	—	0.80%	(640)	-5.00%	-0.82%
Static	9.95%	8.00%	—	—	—	—	—
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
In the last twelve months, Home Savings has experienced the positive impact of a steeper yield curve. The net interest margin has benefited from the repricing of certificates of deposit at lower levels as loan yields have stabilized.

ITEM 4.	Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2010. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures were effective as of March 31, 2010. During the quarter ended March 31, 2010, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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
There have been no significant changes in United Community’s risk factors as outlined in United Community’s Form 10-K for the period ended December 31, 2009. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2 —	Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of UCFC shares during the quarter ended March 31, 2010.

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

UNITED COMMUNITY FINANCIAL CORP.
Date: May 17, 2010	/s/ Douglas M. McKay
Douglas M. McKay
Chairman, President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2010	/s/ James R. Reske
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