Form 10-Q
period 2010-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2010-08-16
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

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
Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,897,825 common shares as of July 31, 2010.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$23,673	$22,330
Federal funds sold and other	18,189	22,744

Total cash and cash equivalents	41,862	45,074

Securities:
Available for sale, at fair value	307,154	281,348
Loans held for sale	4,946	10,497
Loans, net of allowance for loan losses of $40,728 and $42,287, respectively	1,786,038	1,866,018
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	22,308	23,139
Accrued interest receivable	8,473	9,090
Real estate owned and other repossessed assets	42,046	30,962
Core deposit intangible	568	661
Cash surrender value of life insurance	26,751	26,198
Other assets	47,499	18,976

Total assets	$2,314,109	$2,338,427

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,570,093	$1,642,722
Non-interest bearing	126,438	126,779

Total deposits	1,696,531	1,769,501
Borrowed funds:
Federal Home Loan Bank advances	275,773	221,323
Repurchase agreements and other	98,440	96,833

Total borrowed funds	374,213	318,156
Advance payments by borrowers for taxes and insurance	17,939	19,791
Accrued interest payable	1,024	1,421
Accrued expenses and other liabilities	11,711	9,775

Total liabilities	2,101,418	2,118,644

Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 30,897,825 shares outstanding	142,808	145,775
Retained earnings	138,647	148,674
Accumulated other comprehensive income	4,191	4,110
Unearned employee stock ownership plan shares	—	(5,821)
Treasury stock, at cost, 6,906,632 shares	(72,955)	(72,955)

Total shareholders’ equity	212,691	219,783

Total liabilities and shareholders’ equity	$2,314,109	$2,338,427

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest income
Loans	$24,918	$30,076	$50,761	$61,143
Loans held for sale	69	216	139	479
Available for sale securities	2,896	2,796	5,481	5,566
Federal Home Loan Bank stock dividends	294	294	594	593
Other interest earning assets	8	9	15	38

Total interest income	28,185	33,391	56,990	67,819
Interest expense
Deposits	8,408	12,074	17,726	24,725
Federal Home Loan Bank advances	875	1,569	1,723	3,427
Repurchase agreements and other	931	1,061	1,854	2,251

Total interest expense	10,214	14,704	21,303	30,403

Net interest income	17,971	18,687	35,687	37,416
Provision for loan losses	10,310	12,311	22,760	20,755

Net interest income after provision for loan losses	7,661	6,376	12,927	16,661

Non-interest income
Non-deposit investment income	484	404	912	708
Service fees and other charges	424	2,721	2,175	4,233
Net gains (losses):
Securities available for sale	3,671	1,382	6,514	1,382
Other -than-temporary loss in equity securities
Total impairment loss	—	—	—	(150)
Loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	—	—	—	(150)
Mortgage banking income	651	1,788	1,037	2,928
Real estate owned and other repossessed assets	(1,755)	(1,182)	(3,239)	(2,320)
Gain on sale of retail branch	—	—	1,388	—
Other income	1,270	1,092	2,518	2,167

Total non-interest income	4,745	6,205	11,305	8,948

Non-interest expense
Salaries and employee benefits	9,105	7,764	17,279	15,787
Occupancy	839	899	1,843	1,883
Equipment and data processing	1,720	1,660	3,387	3,390
Franchise tax	503	555	1,014	1,147
Advertising	147	187	369	416
Amortization of core deposit intangible	45	58	93	118
Deposit insurance premiums	1,459	2,940	2,920	4,723
Professional fees	940	907	1,973	1,623
Real estate owned and other repossessed asset expenses	1,024	804	1,631	1,755
Other expenses	1,509	1,428	3,750	2,759

Total non-interest expenses	17,291	17,202	34,259	33,601

Loss from continuing operations before income taxes	(4,885)	(4,621)	(10,027)	(7,992)
Income tax benefit	—	(1,707)	—	(3,399)

Net loss from continuing operations	(4,885)	(2,914)	(10,027)	(4,593)
Discontinued operations
Net income of Butler Wick Corp., net of tax	—	—	—	4,949

Net income (loss)	$(4,885)	$(2,914)	$(10,027)	$356

(Continued)

(Continued)
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Comprehensive loss	$(4,379)	$(4,835)	$(9,946)	$(655)
Earnings (loss) per share
Basic—continuing operations	$(0.16)	$(0.10)	$(0.33)	$(0.16)
Basic—discontinued operations	—	—	—	0.17
Basic	(0.16)	(0.10)	(0.33)	0.01
Diluted—continuing operations	(0.16)	(0.10)	(0.33)	(0.16)
Diluted—discontinued operations	—	—	—	0.17
Diluted	(0.16)	(0.10)	(0.33)	0.01
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(Dollars in thousands, except share data)

Balance December 31, 2009	30,898	$145,775	$148,674	$4,110	$(5,821)	$(72,955)	$219,783
Comprehensive loss:
Net loss			(10,027)				(10,027)
Change in net unrealized gain on securities, net of tax expense of $44				81			81

Comprehensive loss							(9,946)
Shares allocated to ESOP participants		(3,078)			5,821		2,743
Stock based compensation		111					111

Balance June 30, 2010	30,898	$142,808	$138,647	$4,191	$—	$(72,955)	$212,691

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(Dollars in thousands, except share data)

Balance December 31, 2008	30,898	$146,439	$165,447	$3,635	$(7,643)	$(72,955)	$234,923
Comprehensive income:
Net income			356				356
Change in net unrealized gain on securities, net of tax benefit of $544				(1,011)			(1,011)

Comprehensive loss							(655)
Shares allocated to ESOP participants		(595)			911		316
Stock based compensation		29					29

Balance June 30, 2009	30,898	$145,873	$165,803	$2,624	$(6,732)	$(72,955)	$234,613

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(10,027)	$356
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	22,760	20,755
Mortgage banking income	(1,037)	(2,928)
Net losses on real estate owned and other repossessed assets sold	3,239	2,337
Net gain on retail branch sold	(1,388)	—
Net gain on available for sale securities sold	(6,514)	(1,382)
Net gains on other assets sold	(3)	(17)
Other than temporary impairment of securities available for sale	—	150
Amortization of premiums and accretion of discounts	(1,149)	1,156
Depreciation and amortization	993	1,124
Decrease in interest receivable	617	1,040
Decrease in interest payable	(397)	(379)
Decrease (increase) in prepaid and other assets	611	(4,042)
Increase in other liabilities	1,836	3,104
Stock based compensation	111	29
Net principal disbursed on loans originated for sale	(80,372)	(262,788)
Proceeds from sale of loans originated for sale	85,175	267,691
ESOP Compensation	2,743	316
Operating cash flows from discontinued operations	—	(4,949)

Net cash from operating activities	17,198	21,573

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	40,945	25,923
Proceeds from sale of:
Securities available for sale	174,022	47,433
Real estate owned and other repossessed assets	11,183	6,797
Fixed assets	20	37
Purchases of:
Securities available for sale	(263,157)	(114,047)
Net change in loans	33,913	138,926
Loans purchased	(2,460)	(2,009)
Purchases of premises and equipment	(161)	(371)
Sale of retail branch	(22,158)	—
Investing cash flows from discontinued operations	—	11,921

Net cash from investing activities	(27,853)	114,610

Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	31,590	30,279
Net decrease in certificates of deposit	(78,352)	(87,996)
Net decrease in advance payments by borrowers for taxes and insurance	(1,852)	(5,755)
Proceeds from Federal Home Loan Bank advances	509,200	423,400
Repayment of Federal Home Loan Bank advances	(454,750)	(466,851)
Net change in repurchase agreements and other borrowed funds	1,607	(28,017)

Net cash from financing activities	7,443	(134,940)

Change in cash and cash equivalents	(3,212)	1,243
Cash and cash equivalents, beginning of period	45,074	43,417

Cash and cash equivalents, end of period	$41,862	$44,660

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
The results of operations for the six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, contained in United Community’s Form 10-K for the year ended December 31, 2009.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
2. REGULATORY ENFORCEMENT ACTION
On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to Issuance of Order to Cease and Desist (OTS Order) with the Office of Thrift Supervision (OTS). Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (Bank Order) with the FDIC and the Ohio Division of Financial Institutions (Ohio Division). Because of the consent to the Bank Order, Home Savings is deemed ‘adequately capitalized’ for regulatory capital purposes, as discussed in Notes 3 and 17 of the December 31, 2009 Consolidated Financial Statements.

3. DISCONTINUED OPERATIONS
On August 12, 1999, United Community acquired Butler Wick Corp. (Butler Wick), the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. On December 31, 2008, the Company completed the sale of Butler Wick & Co., Inc., to Stifel Financial Corp. for $12.0 million. On March 31, 2009, the Company completed the sale of Butler Wick Trust Company to Farmers National Banc Corp. for $12.1 million. As a result, Butler Wick has been reported as a discontinued operation and consolidated financial statement information for all periods presented has been reclassified to reflect this presentation. Summarized Butler Wick results of operations are as follows:

Six
Months
Ended
June 30,
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
 Amendments to FASB Interpretation No. 46(R) (ASC 810-10): In June 2009, FASB issued guidance with the objective of amending certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. The Company’s adoption of this new guidance on January 1, 2010 had no impact on United Community’s consolidated financial statements.

Improving Disclosures About Fair Value Measurements: In January 2010, the FASB issued an amendment to Fair Value Measurements and Disclosures, Topic 820, Improving Disclosures About Fair Value Measurements. This amendment requires new disclosures regarding significant transfers in and out of Level 1 and 2 fair value measurements and the reasons for the transfers. This amendment also requires that a reporting entity must present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis for activity in Level 3 fair value measurements using significant unobservable inputs. This amendment also clarifies existing disclosures on the level of disaggregation, in that the reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities, and a reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and 3. The new disclosures and clarifications of existing disclosures for ASC 820 were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of ASC 820 did not have a material effect on the Company’s consolidated financial statements.
Pooled Purchased Loans: In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset – a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment will be effective for loans that are part of an asset pool and are modified during financial reporting period that ends July 15, 2010 or later and are not expected to have a significant impact on the Company’s financial statements.
Disclosure on Credit Quality: In July 2010, FASB issued ASU No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. ASU 2010-20 is intended to provide additional information to assist financial statement users in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The amendments in ASU 2010-20 encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. However, an entity should provide comparative disclosures for those reporting periods ending after initial adoption. The Company is currently evaluating the impact the adoption of this guidance will have on the Company’s financial position or results of operations.
5. STOCK COMPENSATION
On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 418,200 stock options granted in 2010, 32,000 stock options granted in 2009 and there were 243,721 stock options granted in 2008 under the 2007 Plan. All of the options awarded in 2008 became exercisable on the date of grant. For the options granted in 2009, one-third of the total options granted became exercisable on December 31, 2009, with the remaining two-thirds vesting equally on December 31, 2010 and 2011. For the options granted in 2010, one-half of the total options vest equally on December 31, 2010 and 2011. The option period for each grant expires 10 years from the date of grant.
On July 12, 1999, shareholders approved the United Community Financial Corp. 1999 Long-Term Incentive Plan (1999 Plan). The purpose of the 1999 Plan was to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 1999 Plan terminated on May 20, 2009.
The 1999 Plan provided for the grant of either incentive or nonqualified stock options. Options were awarded at exercise prices that were not less than the fair market value of the share at the grant date. The maximum number of common shares that could be issued under the plan was 3,569,766. No additional options may be issued. All of the options awarded became exercisable on the date of grant except that options granted in 2009, became exercisable over three years beginning on December 31, 2009. The option period for each grant expires 10 years from the date of grant.
Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $111,000 in stock option expenses for the six months ended June 30, 2010. The Company expects to recognize additional expenses of $244,000 for the remainder of 2010 and $394,000 in 2011.

A summary of activity in the plans is as follows:

	For the six months ended June 30, 2010
			Aggregate
		Weighted	intrinsic
		average	value (in
	Shares	exercise price	thousands)
Outstanding at beginning of year	2,200,672	$7.95
Granted	418,200	2.10
Exercised	—	—
Forfeited	(358,379)	8.21

Outstanding at end of period	2,260,493	$6.82	$10

Options exercisable at end of period	1,628,974	$8.69	$3

Information related to the stock option plans during the year follows (dollars in thousands, except per share amount):

June 30, 2010
Intrinsic value of options exercised	n/a
Cash received from option exercises	n/a
Tax benefit realized from option exercises	n/a
Weighted average fair value of options granted, per share	$1.34
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
The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

April 29, 2010
Risk-free interest rate	2.49%
Expected term (years)	5
Expected stock volatility	77.2
Dividend yield	—%
Outstanding stock options have a weighted average remaining life of 5.29 years and may be exercised in the range of $1.30 to $12.38.
6. SECURITIES
Components of the available for sale portfolio are as follows:

	June 30, 2010
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government sponsored entities’ securities	$54,900	$383	$(8)	$55,275
Equity securities	293	124	(24)	393
Mortgage-backed securities GSE issued: residential	245,859	5,627	—	251,486

Total	$301,052	$6,134	$(32)	$307,154

	December 31, 2009
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government sponsored entities’ securities	$48,717	$313	$(108)	$48,922
Equity securities	472	236	—	708
Mortgage-backed securities GSE issued: residential	226,182	5,536	—	231,718

Total	$275,371	$6,085	$(108)	$281,348

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	June 30, 2010
	(Dollars in thousands)
	Amortized	Fair
	Cost	Value

Due in one year or less	$500	$503
Due after one year through five years	25,000	25,228
Due after five years through ten years	29,400	29,544
Mortgage-backed securities: residential	245,859	251,486

Total	$300,759	$306,761

Securities pledged for the Company’s investment in VISA stock were approximately $1.0 million at June 30, 2010 and $1.2 million at December 31, 2009. Securities pledged for public funds deposits were $0 at June 30, 2010, and $1.8 million at December 31, 2009. Securities sold under an agreement to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $111.9 million at June 30, 2010, and $125.7 million at December 31, 2009.
United Community had no securities classified as trading as of June 30, 2010 or December 31, 2009.
The following table summarizes the investment securities with unrealized losses at June 30, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

	June 30, 2010
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$11,402	$(8)	$—	$—	$11,402	$(8)
Equity securities	105	(24)	—	—	105	(24)
Mortgage-backed securities GSE issued: residential	—	—	—	—	—	—

Total	$11,507	$(32)	$—	$—	$11,507	$(32)

	December 31, 2009
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$27,898	$(108)	$—	$—	$27,898	$(108)
Equity securities	—	—	—	—	—	—
Mortgage-backed securities GSE issued: residential	6	—	—	—	6	—

Total	$27,905	$(108)	$—	$—	$27,905	$(108)

All of the U.S. Treasury and government sponsored entities’ securities that are temporarily impaired at June 30, 2010, are impaired due to the current level of interest rates. All of these securities continue to pay on schedule and management expects to receive all principal and interest owed on the securities.
Proceeds from sales of securities available for sale were $83.0 million and $47.4 for the three months ended June 30, 2010 and 2009, respectively. Gross gains of $3.7 million and $1.4 and no gross losses were realized on these sales during second quarter of 2010 and 2009, respectively.
Proceeds from sales of securities available for sale were $202.0 million and $46.1 million for the six months ended June 30, 2010 and 2009, respectively. Gross gains of $6.5 million and $1.4 and gross losses of $25,000 and $0 were realized on these sales during the first six months of 2010 and 2009, respectively.
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary-impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model.
The first segment represents securities classified as available for sale or held to maturity. In evaluating this segment, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The second segment represents securities purchased that, on the purchase date, were rated below AA. The Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.
When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

The Company evaluates its equity securities for impairment on a quarterly basis. In general, if a security has been in an unrealized loss position for more than twelve months, the Company will realize an OTTI charge on the security. If the security has been in an unrealized loss position for less that twelve months, the Company examines the capital levels, nonperforming asset ratios, and liquidity position of the issuer to determine whether or not an OTTI charge is appropriate.
As of June 30, 2010, the Company’s security portfolio consisted of 51 securities, three of which were in an unrealized loss position totaling $32,072.
7. LOANS
Portfolio loans consist of the following:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$779,565	$773,831
Multifamily residential	138,875	150,480
Nonresidential	383,882	397,895
Land	26,217	23,502
Construction:
One- to four-family residential	133,534	178,095
Multifamily and non-residential	14,870	13,741

Total real estate	1,476,943	1,537,544
Consumer	295,007	309,202
Commercial	53,566	60,217

Total loans	1,825,516	1,906,963
Less:
Allowance for loan losses	40,728	42,287
Deferred loan fees, net	(1,250)	(1,342)

Total	39,478	40,945

Loans, net	$1,786,038	$1,866,018

Changes in the allowance for loan loss are as follows:

	Three months	Three months
	ended	ended
	June 30,	June 30,
	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$47,768	$37,856
Provision for loan losses	10,310	12,311
Amounts charged off	(17,558)	(10,815)
Recoveries	208	480

Balance, end of period	$40,728	$39,832

	Six months	Six months	Twelve months
	ended	ended	ended
	June 30,	June 30,	December 31,
	2010	2009	2009
	(Dollars in thousands)
Balance, beginning of period	$42,287	$35,962	$35,962
Provision for loan losses	22,760	20,755	49,074
Amounts charged off	(24,678)	(17,506)	(43,692)
Recoveries	379	621	943

Balance, end of period	$40,728	$39,832	$42,287

Non-accrual loans were $155.1 million and $112.2 million at June 30, 2010, and December 31, 2009, respectively. Restructured loans were $29.1 million at June 30, 2010 and $22.6 million at December 31, 2009. Loans greater than 90 days past due and still accruing interest were $2.6 million and $3.7 million at June 30, 2010 and December 31, 2009, respectively.
Impaired loans consist of the following:

	As of or for the	As of or for
	Six	the Year
	Months Ended	Ended
	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Impaired loans on which no specific valuation allowance was provided	$82,736	$83,443
Impaired loans on which a specific valuation allowance was provided	76,041	36,362

Total impaired loans at period-end	$158,777	$119,805

Specific valuation allowances on impaired loans at period-end	$10,029	$4,064
Average impaired loans during the period	138,791	103,026
Interest income recognized on impaired loans during the period	816	2,056
Interest income received on impaired loans during the period	816	2,056
8. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at June 30, 2010, and December 31, 2009.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Balance, beginning of year	$6,228	$5,562
Originations	840	3,220
Amortized to expense	(1,199)	(2,554)

Balance, end of period	5,869	6,228
Less valuation allowance	(1,579)	(423)

Net balance	$4,290	$5,805

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Six Months Ended	Year Ended
	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Balance, beginning of year	$(423)	$(2,233)
Impairment charges	(1,260)	—
Recoveries	104	1,810

Balance, end of period	$(1,579)	$(423)

Fair value of mortgage servicing rights as of June 30, 2010 was approximately $5.3 million and at December 31, 2009 was approximately $8.0 million.
Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
Weighted average prepayment rate	553 PSA	325 PSA
Weighted average life (in years)	3.48	3.65
Weighted average discount rate	8%	8%
9. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Real estate owned and other repossessed assets at June 30, 2010 and December 31, 2009 were as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Real estate owned and other repossessed assets	$49,348	$38,829
Valuation allowance	(7,302)	(7,867)

End of period	$42,046	$30,962

Activity in the valuation allowance was as follows:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Beginning of year	$7,867	$2,754
Additions charged to expense	2,656	7,925
Direct write-downs	(3,221)	(2,812)

End of period	$7,302	$7,867

Expenses related to foreclosed and repossessed assets include:

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Net loss (gain) on sales	$775	$497	$875	$922
Provision for unrealized losses, net	980	685	2,364	1,398
Operating expenses, net of rental income	1,024	804	1,631	1,755

Total expenses	$2,779	$1,986	$4,870	$4,075

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
Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Service cost	$—	$—	$—	$—
Interest cost	47	47	94	94
Expected return on plan assets	—	—	—	—
Net amortization of prior service cost	—	—	—	—
Recognized net actuarial gain	—	(4)	—	(8)

Net periodic benefit cost/(gain)	$47	$43	$94	$86

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.75%	6.00%	5.75%	6.00%
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	June 30,	Assets	Observable	Inputs
	2010	(Level 1)	Inputs (Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$55,275	$—	$55,275	$—
Equity securities	393	393	—	—
Mortgage-backed securities: residential	251,486	—	251,486	—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	December 31,	Assets	Observable	Inputs
	2009	(Level 1)	Inputs (Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$48,922	$—	$48,922	$—
Equity securities	708	708	—	—
Mortgage-backed securities: residential	231,718	—	231,718	—
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	June 30,	Assets	Observable	Inputs
	2010	(Level 1)	Inputs (Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$66,012	—	—	$66,012
Mortgage servicing assets	4,065	—	4,065	—
Foreclosed assets	16,392	—	—	16,392

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	December 31,	Assets	Observable	Inputs
	2009	(Level 1)	Inputs (Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$32,298	—	—	$32,298
Mortgage servicing rights	1,865	—	1,865	—
Foreclosed assets	19,534	—	—	19,534

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $76.0 million at June 30, 2010, with a specific valuation allowance of $10.0 million, resulting in additional provision for loan losses of $5.9 million during the three months ended June 30, 2010 and $11.7 million during the six months ended June 30, 2010.
Mortgage servicing rights had a carrying amount of $5.6 million with a valuation allowance of $1.6 million at June 30, 2010, resulting in $1.3 million in additional expenses during the three and six months ended June 30, 2010. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.
Foreclosed assets, carried at fair value, which are measured for impairment using the fair value of the property less estimated selling costs, had a carrying amount of $23.7 million, with a valuation allowance of $7.3 million at June 30, 2010, resulting in additional expenses of $2.4 million during the three months ended June 30, 2010 and $3.8 million during the six months ended June 30, 2010.
In accordance with generally accepted accounting principles, the carrying value and estimated fair values of financial instruments, at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$41,862	$41,862	$45,074	$45,074
Securities:
Available for sale	307,154	307,154	281,348	281,348
Loans held for sale	4,946	5,110	10,497	10,551
Loans, net	1,786,038	1,798,899	1,866,018	1,873,776
Federal Home Loan Bank stock	26,464	n/a	26,464	n/a
Accrued interest receivable	8,473	8,473	9,090	9,090
Liabilities:
Deposits:
Checking, savings and money market accounts	(754,626)	(754,626)	(729,512)	(729,512)
Certificates of deposit	(941,905)	(950,741)	(1,039,989)	(1,051,133)
Federal Home Loan Bank advances	(275,773)	(284,272)	(221,323)	(227,350)
Repurchase agreements and other	(98,440)	(108,522)	(96,833)	(105,546)
Advance payments by borrowers for taxes and insurance	(17,939)	(17,939)	(19,791)	(19,791)
Accrued interest payable	(1,024)	(1,024)	(1,421)	(1,421)
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
12. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	June 30, 2010	June 30, 2009
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$21,700	$30,782
Income taxes	—	600
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	25,505	12,953
13. SEGMENT INFORMATION
United Community monitors the revenue streams of the various Company products and services. The identifiable segments and operations are managed, and financial performance is evaluated, on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking services.
Discontinued operations are essentially the results of operations from Butler Wick which were previously reported as a separate segment, investment services. Refer to Note 3 for a discussion on discontinued operations and its impact on segment reporting.

14. EARNINGS PER SHARE
Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 2,260,493 shares were anti-dilutive for the six months ended June 30, 2010. There were 2,218,203 stock options for shares that were anti-dilutive for the six months ended June 30, 2009.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations	$(4,885)	$(2,914)	$(10,027)	$(4,593)
Income from discontinued operations	—	—	—	4,949

Net income	$(4,885)	$(2,914)	$(10,027)	$356

Denominator:
Weighted average common shares outstanding—basic	30,039	29,727	29,997	29,632
Dilutive effect of stock options	—	—	—	—

Weighted average common shares outstanding—dilutive	30,039	29,727	29,997	29,632

Basic earnings (loss) per share:
Basic earnings (loss) per common share— continuing operations	$(0.16)	$(0.10)	$(0.33)	$(0.16)
Basic earnings per common share-discontinued operations	—	—	—	0.17
Basic earnings (loss) per common share	(0.16)	(0.10)	(0.33)	0.01

Dilutive earnings (loss) per share:
Dilutive earnings (loss) per common share— continuing operations	(0.16)	(0.10)	(0.33)	(0.16)
Dilutive earnings per common share-discontinued operations	—	—	—	0.17
Dilutive earnings (loss) per common share	(0.16)	(0.10)	(0.33)	0.01
15. BROKERED CERTIFICATES OF DEPOSIT
Brokered deposits represent funds which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered deposits without prior consent of the FDIC and Ohio Division. Home Savings had brokered deposits of $2.3 million with a weighted average rate of 4.20% at June 30, 2010, maturing in July 2010. Home Savings had brokered deposits of $15.0 million with a weighted average rate of 4.35% at December 31, 2009.

16. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of gains on sales of securities of $6.5 million at June 30, 2010, and gains on sales of securities of $1.4 million and impairment charges of $150,000 at June 30, 2009.
Other comprehensive income (loss) components and related tax effects for the three and six month periods are as follows:

	Three months ended June 30,
	2010	2009
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$4,449	$(4,337)
Unrealized holding gain (loss) on postretirement benefits	—	—
Reclassification adjustment for (gains) losses realized in income	(3,671)	1,382

Net unrealized gains	778	(2,955)
Tax effect (35%)	(272)	1,034

Net of tax amount	$506	$(1,921)

	Six months ended June 30,
	2010	2009
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$6,639	$(2,787)
Unrealized holding gain (loss) on postretirement benefits	—	—
Reclassification adjustment for (gains) losses realized in income	(6,514)	1,232

Net unrealized gains	125	(1,555)
Tax effect (35%)	(44)	544

Net of tax amount	$81	$(1,011)

The following is a summary of accumulated other comprehensive income balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	June 30,
	2009	Change	2010

Unrealized gains (losses) on securities available for sale	$3,885	$81	$3,966
Unrealized gains (losses) on post-retirement benefits	225	—	225

Total	$4,110	$81	$4,191

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

	As of June 30, 2010
			Minimum Capital
			Requirements
	Actual		Per Bank Order
	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$222,340	13.16%	$202,687	12.00%
Tier 1 capital to risk-weighted assets	200,985	11.90%	*	*
Tier 1 capital to average total assets	200,985	8.71%	184,600	8.00%

	As of June 30, 2010
	Minimum Capital		To Be Well Capitalized
	Requirements		Under Prompt Corrective
	Per Regulation		Action Provisions
	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$135,125	8.00%	$168,906	10.00%
Tier 1 capital to risk-weighted assets	*	*	101,343	6.00%
Tier 1 capital to average total assets	92,300	4.00%	115,375	5.00%

	As of December 31, 2009
			Minimum Capital
			Requirements
	Actual		Per Bank Order
	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$220,395	12.80%	$206,674	12.00%
Tier 1 capital to risk-weighted assets	198,610	11.53%	*	*
Tier 1 capital to average total assets	198,610	8.22%	193,316	8.00%

	As of December 31, 2009
	Minimum Capital		To Be Well Capitalized
	Requirements		Under Prompt Corrective
	Per Regulation		Action Provisions
	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$137,783	8.00%	$172,229	10.00%
Tier 1 capital to risk-weighted assets	*	*	103,337	6.00%
Tier 1 capital to average total assets	96,658	4.00%	120,822	5.00%

*	Amount/Ratio is not required under the Bank Order or regulations.
As of June 30, 2010 and December 31, 2009 respectively, the FDIC and OTS, respectively, categorized Home Savings as adequately capitalized pursuant to the Bank Order and OTS Order, as previously disclosed. The Bank Order provided for Home Savings to increase its Tier 1 leverage ratio to 8.0% and total risk-based capital ratio to 12.0%. As depicted in the previous tables, Home Savings continues to exceed this requirement.

Management believes that, as of June 30, 2010, Home Savings meets all capital requirements to which it is subject, inclusive of the Bank Order. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements.
18. EMPLOYEE STOCK OWNERSHIP PLAN
In conjunction with the Conversion, United Community established an Employee Stock Ownership Plan (ESOP) for the benefit of the employees of United Community and Home Savings. All full-time employees who meet certain age and years of service criteria are eligible to participate in the ESOP. The ESOP is a tax-qualified retirement plan designed to invest primarily in the stock of United Community. The ESOP borrowed $26.8 million from United Community to purchase 2,752,615 shares in conjunction with the Conversion. The term of the loan was 15 years and was being repaid primarily with contributions from Home Savings to the ESOP. Additionally, 1,643,817 shares were purchased with the return of capital distribution in 1999. During 2008, 42,890 shares were added to the plan from the stock dividend paid in the fourth quarter of that year. The cost of shares issued, but not yet allocated to participants, is shown as a reduction of shareholders’ equity.
The loan was collateralized by the common shares held by the ESOP. As the note was repaid, shares were released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants on the basis of compensation as described in the plan. Compensation expense is determined by multiplying the per share market price of United Community’s shares at the end of the period by the number of shares to be released. On June 29, 2010, Home Savings paid in full the remaining balance of the ESOP loan and recognized $1.3 million in additional compensation expense for the quarter and year-to-date as shares were allocated to plan participants. Proceeds from the ESOP loan prepayment gave United Community the opportunity to infuse approximately $9.0 million of capital into Home Savings, in addition to taking advantage of certain tax benefits available for these types of plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	-0.85%	-0.46%	-0.87%	0.03%
Return on average equity (3)	-8.91%	-4.74%	-9.05%	0.29%
Interest rate spread (4)	3.06%	2.81%	3.03%	2.78%
Net interest margin (5)	3.30%	3.12%	3.29%	3.08%
Non-interest expense to average assets	2.99%	2.72%	2.98%	2.62%
Efficiency ratio (6)	82.92%	69.38%	80.72%	70.56%
Average interest-earning assets to average interest-bearing liabilities	112.93%	112.66%	113.14%	112.08%
Capital ratios:
Average equity to average assets	9.48%	9.74%	9.63%	9.58%
Equity to assets, end of period	9.19%	9.43%	9.19%	9.43%
Tier 1 leverage ratio	8.71%	8.50%	8.71%	8.50%
Tier 1 risk-based capital ratio	11.90%	11.50%	11.90%	11.50%
Total risk-based capital ratio	13.16%	12.76%	13.16%	12.76%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	8.69%	4.90%	8.69%	4.90%
Non-performing assets to average assets (8)	8.53%	5.25%	8.57%	5.16%
Non-performing assets to total assets at end of period (8)	8.52%	5.33%	8.52%	5.33%
Allowance for loan losses as a percent of loans	2.23%	1.92%	2.23%	1.92%
Allowance for loan losses as a percent of nonperforming loans (7)	26.25%	40.03%	26.25%	40.03%
Texas ratio (9)	77.99%	48.45%	77.99%	48.45%
Total classified assets as a percent of Tier 1 capital	111.23%	68.62%	111.23%	68.62%
Net charge-offs as a percent of average loans	3.84%	1.99%	2.66%	1.60%
Total 90+ days past due as a percent of total loans	7.40%	4.66%	7.40%	4.66%
Office data:
Number of full service banking offices	38	39	38	39
Number of loan production offices	6	6	6	6
Per share data:
Basic earnings (loss) from continuing operations (10)	$(0.16)	$(0.10)	$(0.33)	$(0.16)
Basic earnings from discontinued operations (10)	—	—	—	0.17
Basic earnings (loss) (10)	(0.16)	(0.10)	(0.33)	0.01
Diluted earnings (loss) from continuing operations (10)	(0.16)	(0.10)	(0.33)	(0.16)
Diluted earnings from discontinued operations (10)	—	—	—	0.17
Diluted earnings (loss) (10)	(0.16)	(0.10)	(0.33)	0.01
Book value (11)	6.88	7.59	6.88	7.59
Tangible book value (12)	6.87	7.57	6.87	7.57

Notes:

1.	Ratios for the three and six month periods are annualized where appropriate

2.	Net income (loss) divided by average total assets

3.	Net income (loss) divided by average total equity

4.	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities

5.	Net interest income as a percentage of average interest-earning assets

6.
Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities, other than temporary impairment charges, gains and losses on foreclosed assets and gain on the sale of a retail branch

7.	Nonperforming loans consist of nonaccrual loans and loans past due ninety days and still accruing

8.	Nonperforming assets consist of nonperforming loans, real estate owned and other repossessed assets

9.	Nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses

10.	Net income (loss) divided by the number of basic or diluted shares outstanding

11.	Shareholders’ equity divided by number of shares outstanding

12.	Shareholders’ equity minus core deposit intangible divided by the number of shares outstanding

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
Comparison of Financial Condition at June 30, 2010 and December 31, 2009
Total assets decreased $22.4 million, or 1.0%, to $2.3 billion at June 30, 2010, compared to December 31, 2009. Contributing to the change were decreases in net loans of $80.0 million, loans held for sale of $5.6 million, and cash and cash equivalents of $3.2 million. These decreases were partially offset by increases in available for sale securities of $25.6 million, real estate owned and other repossessed assets of $11.1 million and other assets of $28.5 million.
Net loans decreased $80.0 million during the first six months of 2010. The primary source of the decrease was the overall decline in originations of construction loans and commercial real estate loans. Home Savings has made a conscious effort to decrease its construction and commercial real estate portfolios.
Cash and cash equivalents decreased $3.2 million to $41.9 million at June 30, 2010, compared to $45.1 million at December 31, 2009. This change is primarily the result of a decrease in cash required to fund ATM and debit card transactions on behalf of customers.
Available for sale securities increased $25.8 million during the first six months of 2010 as a result of various security transactions initiated in the first half of the year. During the first six months of 2010, the Company sold approximately $202.0 million in securities, realizing $6.5 million in gains on the sales. These sales were undertaken to monetize a portion of the gains in the portfolio due to continued spread tightening on mortgage-backed and agency securities. The Company offset these sales with $263.2 million in purchases of additional securities. The additional purchases were primarily made in higher coupon mortgage-backed securities, which will afford the Company some yield protection should longer term rates begin to rise and/or prepayment speeds begin to slow. Maturities and paydowns of $40.9 million accounted for the remainder of the change.
Other assets increased $28.5 million during the first six months of 2010. In June, Home Savings sold bonds with a par value of $25.5 million and a callable agency security with a par value of $10.0 million. The sale of these securities in June was not settled as of June 30, 2010. While the assets were sold and gain recognized in the proper period, the cash flow and final settlement from the transaction was not complete until July.
The allowance for loan losses decreased to $40.7 million, or 2.23% of the net loan portfolio and 26.25% of nonperforming loans as of June 30, 2010, down from $42.3 million or 2.22% of the net loan portfolio and 36.49% of nonperforming loans as of December 31, 2009. Loan loss provisions totaling $21.0 million during the six months ended June 30, 2010 were offset by net charge-offs totaling $24.3 million. The allowance for loan losses is a valuation allowance for probable credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the required allowance balance based on an analysis using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, general economic conditions in the market area and other factors. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component of the allowance covers pools of loans not reviewed specifically by management that are evaluated as a homogeneous group of loans (e.g., performing single-family residential mortgage loans) using a historical charge-off experience ratio applied to each pool of loans. The historical charge-off experience ratio considers historical loss rates adjusted for certain environmental factors. The entire allowance is available for any loan or portion thereof that, in management’s judgment, should be charged-off.

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31,				June 30,
	2009	Provision	Recovery	Chargeoff	2010
Real Estate Loans
Permanent
One-to four-family residential	$6,546	$5,014	$57	$(3,373)	$8,244
Multifamily residential	2,182	2,953	—	(2,652)	2,483
Nonresidential	5,894	4,842	14	(1,990)	8,760
Land	666	571	—	(318)	919

Total	15,288	13,380	71	(8,333)	20,406

Construction Loans
One-to four-family residential	18,787	3,684	49	(12,991)	9,529
Multifamily and nonresidential	233	344	—	(310)	267

Total	19,020	4,028	49	(13,301)	9,796

Consumer Loans
Home Equity	2,390	912	29	(712)	2,619
Auto	162	(21)	24	(51)	114
Marine	701	484	—	(615)	570
Recreational vehicle	1,392	728	27	(845)	1,302
Other	314	132	174	(265)	355

Total	4,959	2,235	254	(2,488)	4,960

Commercial Loans
Secured	1,084	661	5	(421)	1,329
Unsecured	1,936	2,456	—	(155)	4,237

Total	3,020	3,117	5	(576)	5,566

Total	$42,287	$22,760	$379	$(24,698)	$40,728

Certain negative trends existed relative to nonperforming and impaired loans during the first half of 2010. These trends are caused by a continuation of events occurring in the second half of 2009, which resulted in both general and specific reserves being set aside against future charge offs at that time. In the first half of 2010, certain loans were charged off that had been previously provided for. Specifically, as shown in the table above, one-to four-family residential construction loan chargeoffs of $13.0 million exceeded the provision for loan losses in this category by approximately $9.3 million in the first half of 2010. Chargeoffs for this category exceed the loan loss provision in this period primarily as a result of $8.1 million of chargeoffs being fully reserved at December 31, 2009. A substantial portion of the $8.1 million was attributable to six loan relationships. As a result, for the Company as a whole, total chargeoffs of $24.7 million exceeded provisions of $22.8 million in the first half of 2010, resulting in a decrease in the allowance for loan losses of $1.6 million for the period.
Furthermore, the 1-4 family contractor construction portfolio has contracted from $178.1 million to $133.5 million as of June 30, 2010, a decline of 25.0%. A substantial amount of the adversely classified loans in this portfolio have migrated from requiring a general reserve to the use of a specific reserve, with the measurement of impairment based primarily on collateral value, oftentimes resulting in a decrease in the amount of allocated reserves required.
Finally, general reserves are calculated based upon the application of loan loss reserve factors derived from historical charge-off experience to loans without specific reserves. These factors have, in the aggregate, increased over the course of the first half of 2010 based on an increase in recent loan loss experience and an additional increase in management’s application of qualitative loan loss reserve factors in this period. Nevertheless, as these factors are applied to a declining loan portfolio, less general reserves are required.
A loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and the loan is non-homogeneous in nature. Factors considered by management in determining impairment include payment status, collateral value, and the strength of guarantors (if any). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the market value of the loan. The following table summarizes the change in impaired loans during the first six months of 2010.

Impaired Loans
(Dollars in thousands)
	June 30,	December 31,
	2010	2009	Change
Real Estate Loans
Permanent
One-to four-family residential	$23,758	$18,764	$4,994
Multifamily residential	11,571	7,863	3,708
Nonresidential	50,651	25,686	24,965
Land	6,588	5,160	1,428

Total	92,568	57,473	35,095

Construction Loans
One-to four-family residential	55,196	53,666	1,530
Multifamily and nonresidential	2,413	392	2,021

Total	57,609	54,058	3,551

Consumer Loans
Home Equity	1,137	2,088	(951)
Auto	42	30	12
Boat	267	1,103	(836)
Recreational vehicle	283	353	(70)
Other	50	8	42

Total	1,779	3,582	(1,803)

Commercial Loans
Secured	2,429	3,365	(936)
Unsecured	4,415	327	4,088

Total	6,844	3,692	3,152

Total Impaired Loans	$158,800	$118,805	$39,995

Included in impaired loans above are certain loans Home Savings considers troubled debt restructurings. A loan is considered a troubled debt restructuring if Home Savings grants a concession to a borrower that would otherwise not be considered based on economic or legal reasons related to the borrower’s financial difficulties. The objective of a troubled debt restructuring is to make the best of a bad situation. A troubled debt restructuring may include, but is not necessarily limited to, one or a combination of the following:
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

•	Modification of the terms of a debt, such as one or a combination of:
•	Reduction of the stated interest rate for the remaining original life of the debt.
•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk.
•	Reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement.
•	Reduction of accrued interest.

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

The change in troubled debt restructurings for the six months ended June 30, 2010 is as follows:

Troubled Debt Restructurings
	June 30,	December 31,
	2010	2009	Change
	(In thousands)
Real Estate Loans
Permanent
One-to four-family	$6,988	$2,167	$4,821
Multifamily residential	2,383	—	2,383
Nonresidential	7,639	3,595	4,044
Land	2,147	1,050	1,097

Total	19,157	6,812	12,345

Construction Loans
One-to four-family residential	9,319	15,213	(5,894)
Multifamily and nonresidential	—	—	—

Total	9,319	15,213	(5,894)

Consumer Loans
Home Equity	83	240	(157)
Auto	14	18	(4)
Marine	—	—	—
Recreational vehicle	—	—	—
Other	50	8	42

Total	147	266	(119)

Commercial Loans
Secured	353	357	(4)
Unsecured	93	—	93

Total	446	357	89

Total Restructured Loans	$29,069	$22,648	$6,421

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. Troubled debt restructured loans that were on nonaccrual status aggregated $10.9 million and $5.0 million at June 30, 2010 and December 31, 2009, respectively. Such loans are considered nonperforming loans. Troubled debt restructured loans that were accruing according to their terms aggregated $18.2 million and $17.6 million at June 30, 2010 and December 31, 2009, respectively.
Nonperforming loans consist of loans past due 90 days or more and loans past due less than 90 days that are on nonaccrual status. Nonperforming loans were $155.1 million, or 8.69% of net loans, at June 30, 2010, compared to $115.9 million, or 6.21% of net loans, at December 31, 2009. The schedule below summarizes the change in nonperforming loans for the first six months of 2010.

Nonperforming Loans
(Dollars in thousands)
	June 30,	December 31,
	2010	2009	Change
Real Estate Loans
Permanent
One-to four-family residential	$30,279	$26,766	$3,513
Multifamily residential	8,816	7,863	953
Nonresidential	48,653	24,091	24,562
Land	5,943	5,160	783

Total	93,691	63,880	29,811

Construction Loans
One-to four-family residential	49,146	42,819	6,327
Multifamily and nonresidential	2,414	392	2,022

Total	51,560	43,211	8,349

Consumer Loans
Home Equity	2,557	3,168	(611)
Auto	65	148	(83)
Marine	267	1,103	(836)
Recreational vehicle	570	900	(330)
Other	23	64	(41)

Total	3,482	5,383	(1,901)

Commercial Loans
Secured	2,035	3,061	(1,026)
Unsecured	4,372	352	4,020

Total	6,407	3,413	2,994

Total Nonperforming Loans	$155,140	$115,887	$39,253

During the first six months of 2010, four nonresidential loan relationships aggregating $23.8 million, one residential construction loan aggregating $11.6 million, one nonresidential construction loan aggregating $2.0 million and one unsecured commercial loan aggregating $1.7 million all became nonperforming.
Loans held for sale decreased $5.6 million, or 52.9%, to $4.9 million at June 30, 2010, compared to $10.5 million at December 31, 2009. The decrease was primarily attributable to the timing of sales during the period. Home Savings sells a portion of newly originated loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.
Federal Home Loan Bank stock remained at $26.5 million for June 30, 2010, and December 31, 2009. During the first six months of 2010, the Federal Home Loan Bank paid a cash dividend in lieu of a stock dividend to its member banks.

Accrued interest receivable decreased $617,000, or 6.8%, to $8.5 million at June 30, 2010, compared to $9.1 million at December 31, 2009. Interest accrued on mortgage loans, which include one-to four-family residential permanent and construction loans, decreased $59,000 due primarily to a decrease in the average balance of those assets. Interest accrued on installment loans decreased $53,000, due primarily to a decrease in the average balance of that portfolio. Interest accrued on commercial loans, which include commercial loans and commercial real estate loans collateralized by multifamily residential real estate, nonresidential real estate and vacant land decreased $599,000, due primarily to a $2.0 million increase in reserves for uncollected interest on commercial loans. The increase in the reserves for uncollected interest is affected directly by the increase in loans on nonaccrual status. Interest accrued on securities available for sale increased $94,000, due primarily to the timing of interest payments on these securities.
Real estate owned and other repossessed assets increased $11.1 million, or 35.8%, during the six months ended June 30, 2010, as compared to the year ended December 31, 2009. The following table summarizes the activity in real estate owned and other repossessed assets during the period.

	Real Estate	Repossessed
	Owned	Assets	Total
	(In thousands)
Balance at December 31, 2009	$30,340	$622	$30,962
Acquisitions	24,416	1,184	25,600
Sales	(10,922)	(1,230)	(12,152)
Change in valuation allowance	(2,364)	—	(2,364)

Balance at June 30, 2010	$41,470	$576	$42,046

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of June 30, 2010:

		Valuation	Net
	Balance	Allowance	Balance
	(In thousands)
Real estate owned
One-to four-family	$7,156	$(90)	$7,066
Multifamily residential	6,384	(408)	5,976
Nonresidential	7,183	(1,916)	5,267
One-to four-family residential construction	27,964	(4,888)	23,076
Land	85	—	85

Total real estate owned	48,772	(7,302)	41,470
Repossessed assets
Auto	9	—	9
Marine	—	—	—
Recreational vehicle	567	—	567

Total repossessed assets	576	—	576

Total real estate owned and other repossessed assets	$49,348	$(7,302)	$42,046

Property acquired in the settlement of loans is recorded at the lower of (a) the loan’s acquisition balance less cost to sell or (b) the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to properly reflect the asset at fair market value. The increase in the valuation allowance on property acquired in relation to one-to four-family residential construction loans was due to the decline in market value of those properties. Home Savings engages experienced professionals to sell real estate owned and other repossessed assets in a timely manner.
Total deposits decreased $73.0 million to $1.7 billion at June 30, 2010, compared to $1.8 billion at December 31, 2009. The primary cause for the decline in deposits was the sale of Home Savings’ Findlay, Ohio branch in March, 2010. Also affecting the change was the maturity and paydown of $12.7 million in brokered certificates of deposit during the first six months of 2010. As of June 30, 2010, $2.3 million in brokered deposits remained.
Federal Home Loan Bank advances increased $54.5 million during the first six months of 2010, due primarily to funding needs as a result of maturing certificates of deposit during the period. Home Savings had approximately $160.4 million in unused borrowing capacity at the FHLB at June 30, 2010.

Advance payments by borrowers for taxes and insurance decreased $1.9 million during the first six months of 2010. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $816,000 of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $1.0 million.
Accrued expenses and other liabilities increased $1.9 million to $11.7 million at June 30, 2010, from $9.8 million at December 31, 2009. Home Savings had an increase in liabilities of $2.0 million due to issuing official checks for customers and accounts payable remittances.
Shareholders’ equity decreased $7.1 million to $212.7 million at June 30, 2010, from $219.8 million at December 31, 2009. The change occurred primarily due to the net loss recognized by the Company in the period offset partially by the allocation of ESOP shares to plan participants during the period, as discussed in Note 18 to the Consolidated Financial Statements.
Comparison of Operating Results for the Three Months Ended
June 30, 2010 and June 30, 2009
Net Income (Loss). United Community recognized a net loss for the three months ended June 30, 2010, of $4.9 million, or $(0.16) per diluted share, compared to a net loss of $2.9 million, or $(0.10) per diluted share, for the three months ended June 30, 2009. The primary cause of the change was lower noninterest income, along with lower net interest income recognized during the second quarter of 2010. Compared with the second quarter of 2009, net interest income decreased $716,000, the provision for loan losses decreased $2.0 million, non-interest income decreased $1.5 million, and non-interest expense increased $89,000. United Community’s annualized return on average assets and return on average equity were (0.85)% and (8.91)%, respectively, for the three months ended June 30, 2010. The annualized return on average assets and return on average equity for the comparable period in 2009 were (0.46)% and (4.74)%, respectively.
Net Interest Income. Net interest income for the three months ended June 30, 2010, was $18.0 million, compared to $18.7 million for the same period last year. Both interest income and interest expense decreased, with a larger decline in interest income. Total interest income decreased $5.2 million in the second quarter of 2010 compared to the second quarter of 2009, primarily as a result of a decrease of $270.0 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 28 basis points. Interest income was further impacted by the change in nonaccrual loans, which increased to $155.1 million at June 30, 2010 and caused a reduction in interest income of $654,000 during the three months ended June 30, 2010. The Company’s construction and commercial loan portfolios declined as a result of executing on its strategic objective of reducing specific concentrations in these portfolios.
Total interest expense decreased $4.5 million for the quarter ended June 30, 2010, as compared to the same quarter last year. The change was due primarily to reductions of $3.7 million in interest paid on deposits, $694,000 in interest paid on Federal Home Loan Bank advances and $130,000 in interest paid on repurchase agreements and other borrowings. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balance of certificates of deposit declined by $182.9 million, while non-time deposits increased by $52.3 million. Also contributing to the change was a reduction of 71 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 21 basis points.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $54.2 million, as well as a rate decrease on those borrowings of 67 basis points in the second quarter of 2010 compared to the same quarter in 2009. The rate on short term advances from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to keep the Federal Funds rate low. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the average balances of $11.6 million.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the second quarter of last year. The interest rate spread for the three months ended June 30, 2010, grew to 3.06% compared to 2.81% for the quarter ended June 30, 2009. The net interest margin increased 18 basis points to 3.30% for the three months ended June 30, 2010 compared to 3.30% for the same quarter in 2009.

	For the Three Months Ended June 30,
	2010 vs. 2009
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,382)	$(3,776)	$(5,158)
Loans held for sale	80	(227)	(147)
Investment securities:
Available for sale	(217)	317	100
FHLB stock	—	—	—
Other interest-earning assets	(2)	1	(1)

Total interest-earning assets	$(1,521)	$(3,685)	$(5,206)

Interest-bearing liabilities:
Savings accounts	(44)	24	(20)
NOW and money market accounts	(309)	107	(202)
Certificates of deposit	(1,862)	(1,582)	(3,444)
Federal Home Loan Bank advances	(442)	(252)	(694)
Repurchase agreements and other	(18)	(112)	(130)

Total interest-bearing liabilities	$(2,675)	$(1,815)	(4,490)

Change in net interest income			$(716)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $10.3 million in the second quarter of 2010, compared to $12.3 million in the second quarter of 2009. The decrease in the provision for loan losses is primarily a result of an $8.2 million decline in the one-to four-family contractor construction loan portfolio provision due to a decline in construction loan balances resulting from chargeoffs and the acquisition of properties by the Company. This decrease in provision was partially offset by a $4.1 million increase in the provision for real estate loans as a result of an increase in credit downgrades.
Noninterest Income. Noninterest income decreased in the second quarter of 2010 to $4.7 million, as compared to the second quarter of 2009 of $6.2 million. Driving the decrease in noninterest income was the recognition of a valuation allowance of $1.3 million during the second quarter of 2010 based on the quarterly evaluation of deferred mortgage servicing rights. The Company also recognized lower mortgage banking income due to fewer gains realized on the sale of loans primarily as a result of lower volume of loan origination activity than during the same quarter last year. The effect of the deferred mortgage servicing rights valuation allowance and the reduced mortgage banking income was partially offset by an increase in gains recognized on the sale of available for sale securities of $2.3 million.
Noninterest Expense. Noninterest expense was $17.3 million in the second quarter of 2010, compared to $17.2 million in the second quarter of 2009. The increase in noninterest expense was driven by higher salaries and employee benefit expenses of $1.3 million, along with higher real estate owned and other repossessed asset expenses. Higher salaries and employee benefit expenses are the result of Home Savings’ prepayment of the ESOP loan to United Community and subsequent allocation of shares to plan participants, which, following the downstreaming of the prepayment amount, resulted in $9.0 million in additional capital at Home Savings. The increase in real estate owned and other repossessed asset expenses are a result of the higher volume of properties the Company is maintaining and the level of expenses associated with keeping the properties in saleable condition.

Comparison of Operating Results for the Six Months Ended
June 30, 2010 and June 30, 2009
Net Income (Loss). United Community recognized a net loss for the six months ended June 30, 2010, of $10.0 million, or $(0.33) per diluted share, compared to a net income of $356,000, or $0.01 per diluted share, for the six months ended June 30, 2009. The primary cause of the change was the recognition of lower net interest income recognized during the first six months of 2010, higher noninterest expenses, and a higher provision for loan losses during the period. Compared with the first half of 2009, net interest income decreased $1.7 million, the provision for loan losses increased $2.0 million, non-interest income increased $2.4 million, and non-interest expense increased $658,000. United Community’s annualized return on average assets and return on average equity were (0.87)% and (9.05)%, respectively, for the six months ended June 30, 2010. The annualized return on average assets and return on average equity for the comparable period in 2009 were 0.03% and 0.29%, respectively.
Net Interest Income. Net interest income for the six months ended June 30, 2010, was $35.7 million, compared to $37.4 million for the same period last year. Both interest income and interest expense decreased, with a larger decline in interest income. Total interest income decreased $10.8 million in the first six months of 2010 compared to the first six months of 2009. The change in interest income was primarily the result of a decline of $10.4 million in interest earned on loans, which was a result of a decrease of $290.6 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 22 basis points. Interest income was further impacted by the change in nonaccrual loans, which increased to $155.1 million at June 30, 2010 and caused a reduction in interest income of $713,000 during the six months ended June 30, 2010. The Company’s construction and commercial loan portfolios declined due to its efforts to meet the strategic objective of reducing specific concentrations in these portfolios.
Total interest expense decreased $9.1 million for the six months ended June 30, 2010, as compared to the same period last year. The change was due primarily to reductions of $7.0 million in interest paid on deposits, $1.7 million in interest paid on Federal Home Loan Bank advances and $397,000 in interest paid on repurchase agreements and other borrowings. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balances of certificates of deposit of declined $168.6 million, while non-time deposits increased $29.7 million. Also contributing to the change was a reduction of 65 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 35 basis points.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $111.2 million, as well as a rate decrease on those borrowings of 50 basis points in the first half of 2010 compared to the same period in 2009. The rate on short term advances from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to keep the Federal Funds rate low. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the average balances of $19.4 million in those liabilities.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first half of last year. The interest rate spread for the six months ended June 30, 2010, grew to 3.03% as compared to 2.78% for the six months ended June 30, 2009. The net interest margin increased 21 basis points to 3.29% for the six months ended June 30, 2010 compared to 3.08% for the same period in 2009.

	For the Six Months Ended June 30,
	2010 vs. 2009
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(2,237)	$(8,145)	$(10,382)
Loans held for sale	9	(349)	(340)
Investment securities:
Available for sale	1,197	(1,282)	(85)
FHLB stock	1	—	1
Other interest-earning assets	(31)	8	(23)

Total interest-earning assets	$(1,061)	$(9,768)	$(10,829)

Interest-bearing liabilities:
Savings accounts	(111)	54	(57)
NOW and money market accounts	(721)	194	(527)
Certificates of deposit	(3,463)	(2,952)	(6,415)
Federal Home Loan Bank advances	(693)	(1,011)	(1,704)
Repurchase agreements and other	(26)	(371)	(397)

Total interest-bearing liabilities	$(5,014)	$(4,086)	(9,100)

Change in net interest income			$(1,729)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased to $22.8 million in the first half of 2010, compared to $20.8 million in the first half of 2009. The increase in the provision for loan losses in the first half of 2010 is primarily the result of credit downgrades within the commercial real estate portfolio and specific reserves assigned to a number of commercial real estate properties. Also contributing to the increase is the effect of charge-offs to record foreclosed and repossessed assets at fair market value before the Company takes possession of the properties in satisfaction of loans.
Noninterest Income. Noninterest income increased in the first half of 2010 to $11.3 million, as compared to the first half of 2009 of $8.9 million. Driving the increase in noninterest income was an increase in gains realized on the sale of available for sale securities of $5.1 million, along with a gain recognized on the sale of Home Savings’ Findlay, Ohio branch of $1.4 million. These gains were offset partially by a valuation allowance of $1.3 million established on the Bank’s deferred mortgage servicing rights and lower mortgage banking income due to fewer gains being recognized on loan sales.
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
Noninterest Expense. Noninterest expense was $34.3 million in the first half of 2010, compared to $33.6 million in the first half of 2009. The increase in noninterest expense was driven by higher salaries and employee benefit expenses of $1.5 million along with higher professional fees associated with legal expenses paid by the Company during the first half of 2010 as compared to the first half of 2009. Higher salaries and employee benefit expenses were the result of the aforementioned prepayment of the ESOP loan and subsequent allocation of shares to plan participants. Professional fees include legal, audit, tax consulting and other professional services obtained by the Company. Legal fees were elevated during the first half of 2010 primarily because of the continued resolution of asset quality issues.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 2010 and 2009. Average balance calculations were based on daily balances.

	Three Months Ended June 30,
	2010			2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$1,805,766	$24,918	5.52%	$2,075,751	$30,076	5.80%
Net loans held for sale	4,466	69	6.18%	17,658	216	4.89%
Investment securities:
Available for sale	315,794	2,896	3.67%	250,655	2,796	4.46%
Federal Home Loan Bank stock	26,464	294	4.44%	26,464	294	4.44%
Other interest-earning assets	23,621	8	0.14%	21,696	9	0.17%

Total interest-earning assets	2,176,091	28,185	5.18%	2,392,224	33,391	5.58%
Noninterest-earning assets	135,107			133,688
Assets of discontinued operations	—			512

Total assets	$2,311,198			$2,526,424

Interest-bearing liabilities:
NOW and money market accounts	$411,555	$810	0.79%	$376,696	$1,012	1.07%
Savings accounts	212,153	203	0.38%	194,703	223	0.46%
Certificates of deposit	961,958	7,395	3.07%	1,144,895	10,839	3.79%
Federal Home Loan Bank advances	244,326	875	1.43%	298,538	1,569	2.10%
Repurchase agreements and other	96,969	931	3.84%	108,563	1,061	3.91%

Total interest-bearing liabilities	1,926,961	10,214	2.12%	2,123,395	14,704	2.77%

Noninterest-bearing liabilities	165,026			152,622
Liabilities of discontinued operations	—			4,311

Total liabilities	2,091,987			2,280,328
Equity	219,211			246,096

Total liabilities and equity	$2,311,198			$2,526,424

Net interest income and interest rate spread		$17,971	3.06%		$18,687	2.81%

Net interest margin			3.30%			3.12%
Average interest-earning assets to average interest-bearing liabilities			112.93%			112.66%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six month periods ended June 30, 2010 and 2009. Average balance calculations were based on daily balances.

	Six Months Ended June 30,
	2010			2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$1,826,479	$50,761	5.56%	$2,117,111	$61,143	5.78%
Net loans held for sale	5,954	139	4.67%	20,897	479	4.58%
Investment securities:
Available for sale	286,434	5,481	3.83%	245,185	5,566	4.54%
Federal Home Loan Bank stock	26,464	594	4.49%	26,464	593	4.48%
Other interest-earning assets	23,931	15	0.13%	20,320	38	0.37%

Total interest-earning assets	2,169,262	56,990	5.25%	2,429,977	67,819	5.58%
Noninterest-earning assets	132,205			135,426
Assets of discontinued operations	—			2,069

Total assets	$2,301,467			$2,567,472

Interest-bearing liabilities:
NOW and money market accounts	$405,623	$1,687	0.83%	$375,909	$2,214	1.18%
Savings accounts	209,809	411	0.39%	191,154	468	0.49%
Certificates of deposit	991,735	15,628	3.15%	1,160,376	22,043	3.80%
Federal Home Loan Bank advances	213,155	1,723	1.62%	324,339	3,427	2.11%
Repurchase agreements and other	96,978	1,854	3.82%	116,391	2,251	3.87%

Total interest-bearing liabilities	1,917,300	21,303	2.22%	2,168,169	30,403	2.80%

Noninterest-bearing liabilities	162,606			149,911
Liabilities of discontinued operations	—			3,541

Total liabilities	2,079,906			2,321,621
Equity	221,561			245,851

Total liabilities and equity	$2,301,467			$2,567,472

Net interest income and interest rate spread		$35,687	3.03%		$37,416	2.78%

Net interest margin			3.29%			3.08%
Average interest-earning assets to average interest-bearing liabilities			113.14%			112.08%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

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
Quantitative Aspects of Market Risk. As part of its interest rate risk analysis, Home Savings uses the “net portfolio value” (NPV) methodology and a net interest income methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV and net interest income that would result from various levels of theoretical basis point changes in market interest rates.
Home Savings uses a NPV and earnings simulation model prepared internally as its primary method to identify and manage its interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based and bank-specific assumptions regarding the impact of changing interest rates on future volumes and the prepayment rate of applicable financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates also are incorporated into the model. These assumptions inherently are uncertain and, as a result, the model cannot measure NPV precisely or net interest income or accurately predict the impact of fluctuations in interest rates on net interest rate changes as well as changes in market conditions and management strategies.
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. Due to the current low level of treasury rates, values for a decline in rates of 100, 200 and 300 basis points are not calculated for the quarter ended June 30, 2010. As noted, for the quarter ended June 30, 2010, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio, the maximum change in the NPV ratio, and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board-adopted policy limits.

Quarter ended June 30, 2010
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
						Internal
						policy
Change						limitations
in rates		Internal policy limitations				on
(Basis	NPV	Minimum	Maximum	Change	$	maximum	%
points)	Ratio	level	change	in %	Change	change	Change
300	8.66%	6.00%	-35.00%	-0.79%	$(3,081)	-15.00%	-3.99%
200	9.57%	7.00%	—	0.12%	(1,444)	-10.00%	-1.87%
100	10.00%	7.00%	—	0.55%	(489)	-5.00%	-0.63%
Static	9.45%	8.00%	—	—	—	—	—

Year Ended December 31, 2009
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
						Internal
						policy
Change						limitations
in rates		Internal policy limitations				on
(Basis	NPV	Minimum	Maximum	Change	$	maximum	%
points)	Ratio	level	change	in %	Change	change	Change
300	8.19%	6.00%	-35.00%	-1.76%	$(4,414)	-15.00%	-5.67%
200	9.31%	7.00%	—	-0.64%	(2,125)	-10.00%	-2.73%
100	10.03%	7.00%	—	0.80%	(640)	-5.00%	-0.82%
Static	9.95%	8.00%	—	—	—	—	—
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
ITEM 4T. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2010. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures were effective as of June 30, 2010. During the quarter ended June 30, 2010, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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
ITEM 1A — Risk Factors
The recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 may adversely affect our business, financial condition and results of operations.
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act). This new law will significantly change the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Company will not be known for months and even years.
Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than United Community, and some will affect only institutions with different charters than Home Savings or institutions that engage in activities in which the Company does not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on the Company are the following:
•	the Dodd-Frank Act abolishes the OTS and transfers its functions to other federal banking agencies;
•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;
•	new capital regulations for thrift holding companies will be adopted and any new trust preferred securities will no longer count toward Tier I capital;
•	the federal law prohibition on the payment of interest on commercial demand deposit accounts will be eliminated effective in July 2011;
•
the standard maximum amount of deposit insurance per customer is permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2013;

•	the assessment base for determining deposit insurance premiums will be expanded to include liabilities other than just deposits; and
•
new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation, and to consider the independence of compensation advisers, and new executive compensation disclosure requirements.

Although it is impossible for management to predict at this time all the effects the Dodd-Frank Act will have on the Company and the rest of the financial institution industry, it is possible that the Company’s interest expense could increase and deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital. United Community expects that operating and compliance costs will increase and could adversely affect its financial condition and results of operations.

Other than the above, there have been no significant changes in United Community’s risk factors as outlined in United Community’s Form 10-K for the period ended December 31, 2009. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of UCFC shares during the quarter ended June 30, 2010.
ITEM 6 — Exhibits
Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation
3.2	Amended Code of Regulations
10.1	Executive Incentive Plan
10.2	Employment Agreement with Mr. Bevack
10.3	Employment Agreement with Mr. Krontiris
10.4	Employment Agreement with Mr. Nohra
10.5	Employment Agreement with Mr. Reske
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: August 16, 2010	/S/ Douglas M. McKay

Douglas M. McKay
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2010	/S/ James R. Reske

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
Exhibit 3.2
Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.
Exhibit 10.1
Incorporated by reference to the description of the Executive Incentive Plan included in the Form 8-K filed on May 5, 2010.