Form 10-Q
period 2010-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2010-11-12
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,937,704 common shares as of October 31, 2010.

PART I — FINANCIAL INFORMATION
ITEM 1. Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$21,110	$22,330
Federal funds sold and other	19,613	22,744

Total cash and cash equivalents	40,723	45,074

Securities:
Available for sale, at fair value	390,636	281,348
Loans held for sale	15,376	10,497
Loans, net of allowance for loan losses of $40,884 and $42,287, respectively	1,726,381	1,866,018
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	22,149	23,139
Accrued interest receivable	8,963	9,090
Real estate owned and other repossessed assets	40,297	30,962
Core deposit intangible	525	661
Cash surrender value of life insurance	27,028	26,198
Other assets	19,406	18,976

Total assets	$2,317,948	$2,338,427

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,557,113	$1,642,722
Non-interest bearing	127,920	126,779

Total deposits	1,685,033	1,769,501
Borrowed funds:
Federal Home Loan Bank advances	306,606	221,323
Repurchase agreements and other	97,802	96,833

Total borrowed funds	404,408	318,156
Advance payments by borrowers for taxes and insurance	16,037	19,791
Accrued interest payable	928	1,421
Accrued expenses and other liabilities	10,209	9,775

Total liabilities	2,116,615	2,118,644

Shareholders’ Equity

Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 30,925,384 and 30,897,825 shares, respectively outstanding	142,899	145,775
Retained earnings	128,476	148,674
Accumulated other comprehensive income	2,622	4,110
Unearned employee stock ownership plan shares	—	(5,821)
Treasury stock, at cost, 6,879,073 and 6,906,632 shares, respectively	(72,664)	(72,955)

Total shareholders’ equity	201,333	219,783

Total liabilities and shareholders’ equity	$2,317,948	$2,338,427

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
Interest income
Loans	$24,589	$29,389	$75,350	$90,532
Loans held for sale	109	99	248	578
Available for sale securities	3,235	2,925	8,716	8,491
Federal Home Loan Bank stock dividends	297	330	891	923
Other interest earning assets	10	12	25	50

Total interest income	28,240	32,755	85,230	100,574
Interest expense
Deposits	7,528	11,037	25,254	35,762
Federal Home Loan Bank advances	984	1,348	2,707	4,775
Repurchase agreements and other	942	965	2,796	3,216

Total interest expense	9,454	13,350	30,757	43,753

Net interest income	18,786	19,405	54,473	56,821
Provision for loan losses	17,116	5,579	39,876	26,334

Net interest income after provision for loan losses	1,670	13,826	14,597	30,487

Non-interest income
Non-deposit investment income	388	366	1,300	1,074
Service fees and other charges	1,563	2,012	3,738	6,245
Net gains (losses):
Securities available for sale	781	481	7,295	1,863
Other -than-temporary loss in equity securities
Total impairment loss	(44)	(572)	(44)	(722)
Loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	(44)	(572)	(44)	(722)
Mortgage banking income	1,419	559	2,456	3,487
Real estate owned and other repossessed assets	(1,273)	(3,964)	(4,512)	(6,301)
Gain on sale of retail branch	—	—	1,388	—
Other income	1,281	1,237	3,799	3,421

Total non-interest income	4,115	119	15,420	9,067

Non-interest expense
Salaries and employee benefits	7,568	7,558	24,847	23,345
Occupancy	850	915	2,693	2,798
Equipment and data processing	1,562	1,578	4,949	4,968
Franchise tax	498	537	1,512	1,684
Advertising	205	261	574	677
Amortization of core deposit intangible	43	54	136	172
Deposit insurance premiums	1,391	1,531	4,311	6,254
Professional fees	948	951	2,921	2,574
Real estate owned and other repossessed asset expenses	1,027	527	2,658	2,282
Other expenses	1,608	1,473	5,358	4,232

Total non-interest expenses	15,700	15,385	49,959	48,986

Loss from continuing operations before income taxes	(9,915)	(1,440)	(19,942)	(9,432)
Income tax benefit	—	(573)	—	(3,972)

Net loss from continuing operations	(9,915)	(867)	(19,942)	(5,460)
Discontinued operations
Net income of Butler Wick Corp., net of tax	—	—	—	4,949

Net loss	$(9,915)	$(867)	$(19,942)	$(511)

(Continued)
(Continued)
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Loss available to common shareholders	$(9,915)	$(867)	$(19,942)	$(511)
Other comprehensive income
Unrealized gain/(loss) on securities, net	(1,569)	2,030	(1,488)	1,019

Comprehensive income (loss)	$(11,484)	$1,163	$(21,430)	$508

Earnings (loss) per share
Basic—continuing operations	$(0.32)	$(0.03)	$(0.66)	$(0.19)
Basic—discontinued operations	—	—	—	0.17
Basic	(0.32)	(0.03)	(0.66)	(0.02)
Diluted—continuing operations	(0.32)	(0.03)	(0.66)	(0.19)
Diluted—discontinued operations	—	—	—	0.17
Diluted	(0.32)	(0.03)	(0.66)	(0.02)
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(Dollars in thousands, except share data)

Balance January 1, 2010	30,898	$145,775	$148,674	$4,110	$(5,821)	$(72,955)	$219,783
Comprehensive loss:
Net loss			(19,942)				(19,942)
Change in net unrealized gain on securities, net of tax of $801				(1,488)			(1,488)

Comprehensive loss							(21,430)
Shares allocated to ESOP participants		(3,078)			5,821		2,743
Stock based compensation	27	202	(256)			291	237

Balance September 30, 2010	30,925	$142,899	$128,476	$2,622	$—	$(72,664)	$201,333

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
	(Dollars in thousands, except share data)

Balance January 1, 2009	30,898	$146,439	$165,447	$3,635	$(7,643)	$(72,955)	$234,923
Comprehensive income:
Net income			(511)				(511)
Change in net unrealized gain on securities, net of tax of $549				1,019			1,019

Comprehensive loss							508
Shares allocated to ESOP participants		(946)			1,366		420
Stock based compensation		75					75

Balance September 30, 2009	30,898	$145,568	$164,936	$4,654	$(6,277)	$(72,955)	$235,926

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss	$(19,942)	$(511)
Adjustments to reconcile net loss to net cash provided by operating activities
Provision for loan losses	39,876	26,334
Mortgage banking income	(2,456)	(3,487)
Net losses on real estate owned and other repossessed assets sold	4,512	6,301
Net gain on retail branch sold	(1,388)	—
Net gain on available for sale securities sold	(7,295)	(1,863)
Net gains on other assets sold	(3)	(17)
Other than temporary impairment of securities available for sale	44	722
Amortization of premiums and accretion of discounts	(649)	2,148
Depreciation and amortization	1,484	1,640
Decrease in interest receivable	127	1,229
Decrease in interest payable	(493)	(999)
Decrease (increase) in prepaid and other assets	3,175	(4,977)
Increase in other liabilities	1,179	2,266
Stock based compensation	237	75
Net principal disbursed on loans originated for sale	(157,723)	(295,926)
Proceeds from sale of loans originated for sale	153,515	311,363
ESOP Compensation	2,743	420
Purchase of interest rate caps	(2,126)	—
Net change in interest rate caps	95	—
Operating cash flows from discontinued operations	—	(4,949)

Net cash from operating activities	14,912	39,769

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	68,368	41,442
Proceeds from sale of:
Securities available for sale	247,129	76,190
Real estate owned and other repossessed assets	14,931	11,459
Fixed assets	20	37
Purchases of:
Securities available for sale	(421,856)	(196,295)
Net change in loans	75,281	172,872
Loans purchased	(4,729)	(2,090)
Purchases of premises and equipment	(487)	(519)
Sale of retail branch	(22,158)	—
Investing cash flows from discontinued operations	—	8,123

Net cash from investing activities	(43,501)	111,219

Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	33,952	38,612
Net decrease in certificates of deposit	(92,212)	(169,040)
Net decrease in advance payments by borrowers for taxes and insurance	(3,754)	(6,856)
Proceeds from Federal Home Loan Bank advances	745,200	652,400
Repayment of Federal Home Loan Bank advances	(659,917)	(642,228)
Net change in repurchase agreements and other borrowed funds	969	(29,335)

Net cash from financing activities	24,238	(156,447)

Change in cash and cash equivalents	(4,351)	(5,459)
Cash and cash equivalents, beginning of period	45,074	43,417

Cash and cash equivalents, end of period	$40,723	$37,958

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
The results of operations for the nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the year ending December 31, 2010. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2009, contained in United Community’s Form 10-K for the year ended December 31, 2009.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
2. REGULATORY ENFORCEMENT ACTION
As previously disclosed, on August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to Issuance of Order to Cease and Desist (OTS Order) with the Office of Thrift Supervision (OTS). Simultaneously with the original OTS Order, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (Bank Order) with the FDIC and the Ohio Division of Financial Institutions (Ohio Division). Although United Community and Home Savings have agreed to the issuance of the OTS Order and the Bank Order, respectively, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC, or the Ohio Division.
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
Both the OTS Order and the Bank Order remain in effect. Since the issuance of the Bank Order, there has been no change in the requirements of that Order. The OTS Order, however, was subsequently amended effective November 5, 2010. This amendment removed a requirement in the original OTS Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. This capital plan will be consistent with and incorporated into the strategic planning process that Home Savings has already been undertaking for the past two years under the terms of the Bank Order.
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

Nine Months
Ended
September 30,
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
Pooled Purchased Loans: In April 2010, the FASB issued ASU 2010-18, Receivables (Topic 310): Effect of a Loan Modification When the Loan is a Part of a Pool That is Accounted for as a Single Asset — a consensus of the FASB Emerging Issues Task Force. ASU 2010-18 clarifies the treatment for a modified loan that was acquired as part of a pool of assets. Refinancing or restructuring the loan does not make it eligible for removal from the pool, the FASB said. The amendment is effective for loans that are part of an asset pool and are modified during financial reporting period that ends July 15, 2010 or later and did not have a significant impact on the Company’s financial statements.
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
5. STOCK COMPENSATION
Stock Options:
On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan, as amended (2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 418,200 stock options granted in 2010, 32,000 stock options granted in 2009 and there were 243,721 stock options granted in 2008 under the 2007 Plan. All of the options awarded in 2008 became exercisable on the date of grant. For the options granted in 2009, one-third of the total options granted became exercisable on December 31, 2009, with the remaining two-thirds vesting equally on December 31, 2010 and 2011. For the options granted in 2010, one-half of the total options vest equally on December 31, 2010 and 2011. All options expire 10 years from the date of grant.
On July 12, 1999, shareholders approved the United Community Financial Corp. 1999 Long-Term Incentive Plan, as amended (1999 Plan). The purpose of the 1999 Plan was the same as the 2007 Plan. The 1999 Plan terminated on May 20, 2009, although the 1999 Plan survives so long as options issued under the 1999 Plan remain outstanding and exercisable.
The 1999 Plan provided for the grant of either incentive or nonqualified stock options. Options were awarded at exercise prices that were not less than the fair market value of the share at the grant date. The maximum number of common shares that could be issued under the plan was 3,569,766. Because the 1999 Plan terminated, no additional options may be issued. All of the options awarded became exercisable on the date of grant except that options granted in 2009 became exercisable over three years beginning on December 31, 2009. All options expire 10 years from the date of grant.

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $231,000 in stock option expenses for the nine months ended September 30, 2010. The Company expects to recognize additional expenses of $121,000 for the remainder of 2010 approximately $391,000 in 2011.
A summary of activity in the plans is as follows:

	For the nine months ended September 30, 2010
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	2,200,672	$7.95
Granted	418,200	2.10
Exercised	—	—
Forfeited	(363,045)	8.13

Outstanding at end of period	2,255,827	$6.83	$—

Options exercisable at end of period	1,628,974	$8.69	$1

Information related to the stock option plans during the year follows (dollars in thousands, except per share amount):

September 30, 2010
Intrinsic value of options exercised	n/a
Cash received from option exercises	n/a
Tax benefit realized from option exercises	n/a
Weighted average fair value of options granted, per share	$1.34
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
Outstanding stock options have a weighted average remaining life of 5.03 years and may be exercised in the range of $1.30 to $12.38.
Restricted Stock Awards:
The 2007 Plan, as amended by the 2010 Director Sub-Plan, permits the issuance of awards to nonemployee directors. Compensation expense is recognized over the vesting period of the awards based on the market value of the shares at the issue date. Total restricted shares issued under the 2007 plan were 27,559, all of which were issued on August 24, 2010. These restricted shares vest on the first anniversary of the grant date. Expenses related to restricted stock awards are included with salaries and employee benefits. The cost will be recognized over a weighted average period of one year. The Company recognized approximately $6,000 in restricted stock award expenses for the nine months ended September 30, 2010. The Company expects to recognize additional expenses of approximately $8,000 for the remainder of 2010 approximately $21,000 in 2011.

A summary of changes in the Company’s nonvested restricted shares for the year is as follows:

		Weighted
		average grant
		date fair
	Shares	value
Nonvested shares at January 1, 2010	—	$—
Granted	27,559	1.27
Vested	—	—
Forfeited	—	—

Nonvested shares at September 30, 2010	27,559	$1.27

6. SECURITIES
Components of the available for sale portfolio are as follows:

	September 30, 2010
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government sponsored entities’ securities	$65,347	$328	$—	$65,675
Equity securities	249	148	—	397
Mortgage-backed securities GSE issued: residential	321,352	3,624	(412)	324,564

Total	$386,948	$4,100	$(412)	$390,636

	December 31, 2009
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government sponsored entities’ securities	$48,717	$313	$(108)	$48,922
Equity securities	472	236	—	708
Mortgage-backed securities GSE issued: residential	226,182	5,536	—	231,718

Total	$275,371	$6,085	$(108)	$281,348

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	September 30, 2010
	(Dollars in thousands)
	Amortized	Fair
	Cost	Value
		$—
Due in one year or less	$—
Due after one year through five years	—	—
Due after five years through ten years	65,347	65,675
Mortgage-backed securities: residential	321,352	324,564

Total	$386,699	$390,239

Securities pledged for the Company’s investment in VISA stock were approximately $818,000 at September 30, 2010 and $1.2 million at December 31, 2009. Securities pledged for public funds deposits were $0 at September 30, 2010, and $1.8 million at December 31, 2009. Securities sold under an agreement to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $114.6 million at September 30, 2010, and $125.7 million at December 31, 2009.
United Community had no securities classified as trading as of September 30, 2010 or December 31, 2009.
The following table summarizes the investment securities with unrealized losses at September 30, 2010 and December 31, 2009 by aggregated major security type and length of time in a continuous unrealized loss position:

September 30, 2010
(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$—	$—	$—	$—	$—	$—
Equity securities	—	—	—	—	—	—
Mortgage-backed securities GSE issued: residential	91,644	(412)	—	—	91,644	(412)

Total	$91,644	$(412)	$—	$—	$91,644	$(412)

	December 31, 2009
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$27,898	$(108)	$—	$—	$27,898	$(108)
Equity securities	—	—	—	—	—	—
Mortgage-backed securities GSE issued: residential	7	—	—	—	7	—

Total	$27,905	$(108)	$—	$—	$27,905	$(108)

All of the government sponsored entities’ securities that are temporarily impaired at September 30, 2010, are impaired due to the current level of interest rates. All of these securities continue to pay on schedule and management expects to receive all principal and interest owed on the securities.
Proceeds from sales of securities available for sale were $45.1 million and $27.6 million for the three months ended September 30, 2010 and 2009, respectively. Gross gains of $781,000 and $481,000 and no gross losses were realized on these sales during the third quarter of 2010 and 2009, respectively.
Proceeds from sales of securities available for sale were $247.1 million and $76.2 million for the nine months ended September 30, 2010 and 2009, respectively. Gross gains of $7.3 million and $1.9 million and gross losses of $25,000 and $0 were realized on these sales during the first nine months of 2010 and 2009, respectively.

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
When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI recognized in earnings is equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI is separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
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
The Company recognized a $44,000 OTTI charge on an equity investment in another financial institution in the third quarter of 2010. That financial institution completed an equity offering which diluted the Company's investment, making a chance of recovery remote in the foreseeable future.
As of September 30, 2010, the Company’s security portfolio consisted of 51 securities, seven of which were in an unrealized loss position totaling approximately $412,000.
7. LOANS
Portfolio loans consist of the following:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Real Estate:
One- to four-family residential	$778,005	$773,831
Multifamily residential	136,681	150,480
Nonresidential	355,914	397,895
Land	25,413	23,502
Construction:
One- to four-family residential	117,297	178,095
Multifamily and non-residential	14,537	13,741

Total real estate	1,427,847	1,537,544
Consumer	289,296	309,202
Commercial	48,902	60,217

Total loans	1,766,045	1,906,963
Less:
Allowance for loan losses	40,884	42,287
Deferred loan fees, net	(1,220)	(1,342)

Total	39,664	40,945

Loans, net	$1,726,381	$1,866,018

Changes in the allowance for loan loss are as follows:

	Three months	Three months
	ended	ended
	September 30,	September 30,
	2010	2009
	(Dollars in thousands)
Balance, beginning of period	$40,728	$39,832
Provision for loan losses	17,116	5,579
Amounts charged off	(17,307)	(6,728)
Recoveries	347	162

Balance, end of period	$40,884	$38,845

	Nine months	Nine months	Twelve months
	ended	ended	ended
	September 30,	September 30,	December 31,
	2010	2009	2009
	(Dollars in thousands)
Balance, beginning of period	$42,287	$35,962	$35,962
Provision for loan losses	39,876	26,334	49,074
Amounts charged off	(42,005)	(24,234)	(43,692)
Recoveries	726	783	943

Balance, end of period	$40,884	$38,845	$42,287

Non-accrual loans were $142.9 million and $112.2 million at September 30, 2010, and December 31, 2009, respectively. Restructured loans were $28.2 million at September 30, 2010 and $22.6 million at December 31, 2009. Loans greater than 90 days past due and still accruing interest were $4.3 million and $3.7 million at September 30, 2010 and December 31, 2009, respectively.
Impaired loans consist of the following:

	As of or for the	As of or for
	Nine	the Year
	Months Ended	Ended
	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Impaired loans on which no specific valuation allowance was provided	$73,027	$82,443
Impaired loans on which a specific valuation allowance was provided	68,865	36,362

Total impaired loans at period-end	$141,892	$118,805

Specific valuation allowances on impaired loans at period-end	$10,657	$4,064
Average impaired loans during the period	130,349	103,026
Interest income recognized on impaired loans during the period	1,453	2,056
Interest income received on impaired loans during the period	1,453	2,056

8. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at September 30, 2010, and December 31, 2009.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Balance, beginning of year	$6,228	$5,562
Originations	1,517	3,220
Amortized to expense	(1,779)	(2,554)

Balance, end of period	5,966	6,228
Less valuation allowance	(1,598)	(423)

Net balance	$4,368	$5,805

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Balance, beginning of year	$(423)	$(2,233)
Impairment charges	(1,279)	—
Recoveries	104	1,810

Balance, end of period	$(1,598)	$(423)

Fair value of mortgage servicing rights as of September 30, 2010 was approximately $5.5 million and at December 31, 2009 was approximately $8.0 million.
Key economic assumptions in measuring the value of mortgage servicing rights at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
Weighted average prepayment rate	529 PSA	325 PSA
Weighted average life (in years)	3.52	3.65
Weighted average discount rate	8%	8%
9. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Real estate owned and other repossessed assets at September 30, 2010 and December 31, 2009 were as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Real estate owned and other repossessed assets	$48,250	$38,829
Valuation allowance	(7,953)	(7,867)

End of period	$40,297	$30,962

Activity in the valuation allowance was as follows:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Beginning of year	$7,867	$2,754
Additions charged to expense	3,230	7,925
Direct write-downs	(3,144)	(2,812)

End of period	$7,953	$7,867

Expenses related to foreclosed and repossessed assets include:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Dollars in thousands)		(Dollars in thousands)
Net loss (gain) on sales	$407	$137	$1,282	$1,287
Provision for unrealized losses, net	866	3,827	3,230	5,014
Operating expenses, net of rental income	1,066	527	2,658	2,282

Total expenses	$2,339	$4,491	$7,170	$8,583

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
Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)

Service cost	$—	$—	$—	$—
Interest cost	46	47	140	141
Expected return on plan assets	—	—	—	—
Net amortization of prior service cost	(1)	—	(1)	—
Recognized net actuarial gain	—	(4)	—	(12)

Net periodic benefit cost/(gain)	$45	$43	$139	$129

Assumptions used in the valuations were as follows:

Weighted average discount rate	5.75%	6.00%	5.75%	6.00%

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
The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	September 30,	Assets	Observable	Inputs
	2010	(Level 1)	Inputs (Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$65,675	$—	$65,675	$—
Equity securities	397	397	—	—
Mortgage-backed securities: residential	324,564	—	324,564	—
Interest rate caps	2,030	—	2,030	—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	December 31,	Assets	Observable	Inputs
	2009	(Level 1)	Inputs (Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$48,922	$—	$48,922	$—
Equity securities	708	708	—	—
Mortgage-backed securities: residential	231,718	—	231,718	—

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	September 30,	Assets	Observable	Inputs
	2010	(Level 1)	Inputs (Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$58,208	$—	$—	$58,208
Mortgage servicing assets	4,310	—	4,310	—
Foreclosed assets	14,538	—	—	14,538

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	December 31,	Assets	Observable	Inputs
	2009	(Level 1)	Inputs (Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans	$32,298	$—	$—	$32,298
Mortgage servicing assets	1,865	—	1,865	—
Foreclosed assets	19,534	—	—	19,534
Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $68.9 million at September 30, 2010, with a specific valuation allowance of $10.7 million; this resulted in additional provision for loan losses of $131,000 during the three months ended September 30, 2010 and $7.2 million during the nine months ended September 30, 2010.
Mortgage servicing rights had a carrying amount of $6.0 million with a valuation allowance of $1.6 million at September 30, 2010, resulting in $19,000 in additional expenses during the three months ended September 30, 2010 and $1.3 million during the nine months ended September 30, 2010. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.
Foreclosed assets, carried at fair value, which are measured for impairment using the fair value of the property less estimated selling costs, had a carrying amount of $22.5 million, with a valuation allowance of $8.0 million at September 30, 2010; this resulted in additional expenses of $866,000 during the three months ended September 30, 2010 and $3.2 million during the nine months ended September 30, 2010.

In accordance with generally accepted accounting principles, the carrying value and estimated fair values of financial instruments, at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$40,723	$40,723	$45,074	$45,074
Securities:
Available for sale	390,636	390,636	281,348	281,348
Loans held for sale	15,376	15,655	10,497	10,551
Loans, net	1,726,381	1,749,133	1,866,018	1,873,776
Federal Home Loan Bank stock	26,464	n/a	26,464	n/a
Accrued interest receivable	8,963	8,963	9,090	9,090
Liabilities:
Deposits:
Checking, savings and money market accounts	(756,987)	(756,987)	(729,512)	(729,512)
Certificates of deposit	(928,046)	(937,229)	(1,039,989)	(1,051,133)
Federal Home Loan Bank advances	(306,606)	(314,343)	(221,323)	(227,350)
Repurchase agreements and other	(97,802)	(110,935)	(96,833)	(105,546)
Advance payments by borrowers for taxes and insurance	(16,037)	(16,037)	(19,791)	(19,791)
Accrued interest payable	(928)	(928)	(1,421)	(1,421)
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
12. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	For the nine months ended
	September 30,	September 30,
	2010	2009
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$31,250	$44,752
Income taxes	—	600
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	28,777	16,109
Transfers from loans to loans held for sale	—	69,842
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
Discontinued operations are essentially the results of operations from Butler Wick, which were previously reported as a separate segment, investment services. Refer to Note 3 for a discussion on discontinued operations and its impact on segment reporting.

14. EARNINGS PER SHARE
Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 2,227,827 shares were anti-dilutive for the nine months ended September 30, 2010. There were 2,203,338 stock options for shares that were anti-dilutive for the nine months ended September 30, 2009.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Income (loss) from continuing operations	$(9,915)	$(867)	$(19,942)	$(5,460)
Income from discontinued operations	—	—	—	4,949

Net loss	$(9,915)	$(867)	$(19,942)	$(511)

Denominator:
Weighted average common shares outstanding—basic	30,899	29,803	30,301	29,702
Dilutive effect of stock-based compensation	—	—	—	—

Weighted average common shares outstanding—dilutive	30,899	29,803	30,301	29,702

Basic earnings (loss) per share:
Basic earnings (loss) per common share— continuing operations	$(0.32)	$(0.03)	$(0.66)	$(0.19)
Basic earnings per common share-discontinued operations	—	—	—	0.17
Basic earnings (loss) per common share	(0.32)	(0.03)	(0.66)	(0.02)

Dilutive earnings (loss) per share:
Dilutive earnings (loss) per common share— continuing operations	(0.32)	(0.03)	(0.66)	(0.19)
Dilutive earnings per common share-discontinued operations	—	—	—	0.17
Dilutive earnings (loss) per common share	(0.32)	(0.03)	(0.66)	(0.02)
15. BROKERED CERTIFICATES OF DEPOSIT
Brokered deposits represent funds which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered deposits without prior consent of the FDIC and Ohio Division. Home Savings had brokered deposits of $15.0 million with a weighted average rate of 4.35% at December 31, 2009. All brokered deposits matured in the third quarter of 2010 and, as a result, Home Savings had no brokered deposits at September 30, 2010.

16. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of gains on sales of securities of $7.3 million and impairment charges of $44,000 at September 30, 2010, and gains on sales of securities of $1.9 million and impairment charges of $722,000 at September 30, 2009.
Other comprehensive income (loss) components and related tax effects for the three and nine month periods are as follows:

	Three months ended September 30,
	2010	2009
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$(1,677)	$3,032
Unrealized holding gain (loss) on postretirement benefits	—	—
Reclassification adjustment for (gains) losses realized in income	(737)	91

Net unrealized gains	(2,414)	3,123
Tax effect (35%)	845	(1,093)

Net of tax amount	$(1,569)	$2,030

	Nine months ended September 30,
	2010	2009
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$4,962	$2,709
Unrealized holding gain (loss) on postretirement benefits	—	—
Reclassification adjustment for (gains) losses realized in income	(7,251)	(1,141)

Net unrealized gains	(2,289)	1,568
Tax effect (35%)	801	(549)

Net of tax amount	$(1,488)	$1,019

The following is a summary of accumulated other comprehensive income balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	September 30,
	2009	Change	2010

Unrealized gains (losses) on securities available for sale	$3,885	$(1,488)	$2,397
Unrealized gains (losses) on post-retirement benefits	225	—	225

Total	$4,110	$(1,488)	$2,622

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

Quantitative measures established by regulation for capital adequacy require Home Savings to maintain minimum amounts and ratios of Tier 1 (or Core) capital (as defined in the regulations) to average total assets (as defined) and of total risk-based capital (as defined) to risk-weighted assets (as defined). Actual and statutory required capital amounts and ratios for Home Savings are presented below.

	As of September 30, 2010
			Minimum Capital
			Requirements
	Actual		Per Bank Order
	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$212,223	13.12%	$194,109	12.00%
Tier 1 capital to risk-weighted assets	191,749	11.85%	*	*
Tier 1 capital to average total assets	191,749	8.23%	186,352	8.00%

	As of September 30, 2010
	Minimum Capital		To Be Well Capitalized
	Requirements		Under Prompt Corrective
	Per Regulation		Action Provisions
	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$129,406	8.00%	$161,757	10.00%
Tier 1 capital to risk-weighted assets	*	*	97,054	6.00%
Tier 1 capital to average total assets	93,176	4.00%	116,470	5.00%

	As of December 31, 2009
			Minimum Capital
			Requirements
	Actual		Per Bank Order
	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$220,395	12.80%	$206,674	12.00%
Tier 1 capital to risk-weighted assets	198,610	11.53%	*	*
Tier 1 capital to average total assets	198,610	8.22%	193,316	8.00%

	As of December 31, 2009
	Minimum Capital		To Be Well Capitalized
	Requirements		Under Prompt Corrective
	Per Regulation		Action Provisions
	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$137,783	8.00%	$172,229	10.00%
Tier 1 capital to risk-weighted assets	*	*	103,337	6.00%
Tier 1 capital to average total assets	96,658	4.00%	120,822	5.00%

*	Amount/Ratio is not required under the Bank Order or regulations.
As of September 30, 2010 and December 31, 2009, the FDIC categorized Home Savings as adequately capitalized pursuant to the Bank Order, as previously disclosed. The Bank Order provided for Home Savings to increase its Tier 1 leverage ratio to 8.0% and total risk-based capital ratio to 12.0%. As depicted in the previous tables, Home Savings continues to exceed this requirement.
Management believes that, as of September 30, 2010, Home Savings meets all capital requirements to which it is subject, inclusive of the Bank Order. Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements.

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
The loan was collateralized by the common shares held by the ESOP. As the note was repaid, shares were released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral are then allocated to participants on the basis of compensation as described in the plan. Compensation expense is determined by multiplying the per share market price of United Community’s shares at the end of the period by the number of shares to be released. On June 29, 2010, the ESOP paid in full the remaining balance of the loan and Home Savings recognized $1.3 million in additional compensation expense in the second quarter and year-to-date as shares were allocated to plan participants. Proceeds from the ESOP loan prepayment gave United Community the opportunity to infuse approximately $9.0 million of capital into Home Savings, in addition to taking advantage of certain tax benefits available for these types of plans.
19. DERIVATIVES
The Company utilizes interest rate cap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The Company entered into two interest rate cap agreements in August, 2010 with an outside counterparty, mirroring the terms of selected FHLB advances in order to offset the risk of rising interest rates on these FHLB borrowings. The Company receives proceeds from the counterparty if interest rates exceed the cap rate computed based on the underlying notional amounts. The notional amount of the interest rate caps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate cap agreements. The interest rate caps are carried as freestanding derivatives, considered an economic hedge classified as an other asset with a carrying value of $2.0 million with changes in fair value of approximately $(66,000) reported in current earnings through other noninterest income.
Summary information about the interest rate caps not designated hedges as of September 30, 2010, is as follows:

September 30,
2010
Notional amounts	$30,000,000
Weighted average strike rate, based on three-month Libor	2.00%
Weighted average maturity	7.5 years
Fair value of combined interest rate caps	$2,030,377
The following table presents net gains/(losses) recorded in noninterest income relating to instruments not designated as hedges:

September 30,
2010
Interest rate caps	$(65,992)

The following table reflects the fair value and location in the Consolidated Statement of Financial Condition of interest rate caps:
Included in other assets:

September 30,
2010
Freestanding derivative assets not designated as hedges:
Interest rate caps	$2,096,369
Valuation adjustment	(65,992)

Net derivative assets not designated as hedges	$2,030,377

The Company is subject to counterparty risk. Counterparty risk is the risk to the Company that the counterparty will not live up to its contractual obligations. The ability of the Company to realize the benefit of the derivative contracts is dependent on the creditworthiness of the counterparty, which the Company expects will perform in accordance with the terms of the contracts.
20. Income Taxes
Management recorded a valuation allowance against deferred tax assets at year-end 2009 based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, and in particular fourth quarter 2009 activity surrounding the provision for loan losses, the Company determined that it was necessary to establish a valuation allowance against deferred tax assets of $7.6 million, resulting in a net deferred tax asset of $3.7 million at December 31, 2009. An ongoing analysis of the Company’s deferred tax asset has resulted in a valuation allowance of $14.8 million at September 30, 2010, resulting in a net deferred tax asset of $0 at September 30, 2010.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	-1.70%	-0.14%	-1.15%	-0.03%
Return on average equity (3)	-18.41%	-1.45%	-12.11%	-0.28%
Interest rate spread (4)	3.22%	3.04%	3.10%	2.86%
Net interest margin (5)	3.42%	3.32%	3.33%	3.16%
Non-interest expense to average assets	2.69%	2.49%	2.88%	2.58%
Efficiency ratio (6)	66.80%	65.02%	75.76%	68.72%
Average interest-earning assets to average interest-bearing liabilities	112.08%	112.39%	112.78%	112.18%
Capital ratios:
Average equity to average assets	9.23%	9.70%	9.49%	9.62%
Equity to assets, end of period	8.69%	9.58%	8.69%	9.58%
Tier 1 leverage ratio	8.23%	8.68%	8.23%	8.68%
Tier 1 risk-based capital ratio	11.85%	11.77%	11.85%	11.77%
Total risk-based capital ratio	13.12%	13.03%	13.12%	13.03%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	8.27%	5.82%	8.27%	5.82%
Non-performing assets to average assets (8)	8.74%	5.65%	7.91%	5.50%
Non-performing assets to total assets at end of period (8)	7.90%	5.66%	7.90%	5.66%
Allowance for loan losses as a percent of loans	2.31%	1.98%	2.31%	1.98%
Allowance for loan losses as a percent of nonperforming loans (7)	28.65%	34.75%	28.65%	34.75%
Texas ratio (9)	75.72%	50.86%	75.72%	50.86%
Total classified assets as a percent of Tier 1 capital	108.87%	77.59%	108.87%	77.59%
Net charge-offs as a percent of average loans	3.85%	1.31%	3.05%	1.50%
Total 90+ days past due as a percent of total loans	7.81%	5.11%	7.81%	5.11%
Office data:
Number of full service banking offices	38	39	38	39
Number of loan production offices	6	6	6	6
Per share data:
Basic earnings (loss) from continuing operations (10)	$(0.32)	$(0.03)	$(0.66)	$(0.19)
Basic earnings from discontinued operations (10)	—	—	—	0.17
Basic earnings (loss) (10)	(0.32)	(0.03)	(0.66)	(0.02)
Diluted earnings (loss) from continuing operations (10)	(0.32)	(0.03)	(0.66)	(0.19)
Diluted earnings from discontinued operations (10)	—	—	—	0.17
Diluted earnings (loss) (10)	(0.32)	(0.03)	(0.66)	(0.02)
Book value (11)	6.51	7.64	6.51	7.64
Tangible book value (12)	6.49	7.61	6.49	7.61

Notes:

1.	Ratios for the three and nine month periods are annualized where appropriate

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
The material terms of the Bank Order and the OTS Order (as amended) are described in Note 2 to these financial statements. As further described in Note 17 to these financial statements, under the terms of the Bank Order, Home Savings has been deemed to be adequately capitalized. The Bank Order imposed minimum capital requirements of an 8.0% Tier 1 leverage ratio and a 12% total risk-based capital ratio. Home Savings has maintained capital ratios above these requirements since the imposition of the Bank Order. Management does not believe that either the Bank Order or the OTS Order (as amended) have had any material impact on the Bank’s liquidity or operations. Management believes that it has taken all necessary steps to be in compliance with both the Bank Order and the OTS Order (as amended).
Comparison of Financial Condition at September 30, 2010 and December 31, 2009
Total assets decreased $20.5 million to $2.3 billion at September 30, 2010, compared to December 31, 2009. Contributing to the change were decreases in net loans of $139.6 million and cash and cash equivalents of $4.4 million. These decreases were partially offset by increases in available for sale securities of $109.3 million and real estate owned and other repossessed assets of $9.3 million.
Net loans decreased $139.6 million during the first nine months of 2010. The primary source of the decrease was the overall decline in construction loans and commercial real estate loans. Home Savings has, in the current economic environment, made a conscious effort to decrease its construction and segments of its commercial real estate loan portfolios.
Cash and cash equivalents decreased $4.4 million to $40.7 million at September 30, 2010, compared to $45.1 million at December 31, 2009. This change is primarily the result of a decrease in cash required to fund ATM and debit card transactions on behalf of customers.
Available for sale securities increased $109.3 million during the first nine months of 2010 as a result of various securities transactions initiated in the first nine months of the year. During the first nine months of 2010, the Company sold approximately $239.8 million in securities, realizing $7.3 million in gains on the sales. These sales were undertaken to monetize a portion of the gains in the portfolio due to continued spread tightening on mortgage-backed and agency securities. The Company offset these sales with $421.9 million in purchases of additional securities. The additional purchases were primarily made in higher coupon mortgage-backed securities, which will afford the Company some yield protection should longer term rates begin to rise and/or prepayment speeds begin to slow. Maturities and paydowns of $68.4 million accounted for the remainder of the change.

The allowance for loan losses decreased to $40.9 million, or 2.31% of the net loan portfolio and 28.65% of nonperforming loans as of September 30, 2010, down from $42.3 million or 2.22% of the net loan portfolio and 36.49% of nonperforming loans as of December 31, 2009. Loan loss provisions totaling $39.9 million during the nine months ended September 30, 2010 were offset by net charge-offs totaling $41.3 million. The allowance for loan losses is a valuation allowance for probable credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Management estimates the required allowance balance based on an analysis using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, general economic conditions in the market area and other factors. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component of the allowance covers pools of loans not reviewed specifically by management that are evaluated as a homogeneous group of loans (e.g., performing single-family residential mortgage loans) using an historical charge-off experience ratio applied to each pool of loans. The historical charge-off experience ratio considers historical loss rates adjusted for certain environmental factors. The entire allowance is available for any loan or portion thereof that, in management’s judgment, should be charged-off.

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31,				September 30,
	2009	Provision	Recovery	Chargeoff	2010
Real Estate Loans
Permanent
One-to four-family residential	$6,546	$6,759	$170	$(5,320)	$8,155
Multifamily residential	2,182	3,757	—	(2,812)	3,127
Nonresidential	5,894	12,247	16	(9,033)	9,124
Land	666	641	—	(329)	978

Total	15,288	23,404	186	(17,494)	21,384

Construction Loans
One-to four-family residential	18,787	8,137	117	(19,654)	7,387
Multifamily and nonresidential	233	339	—	(310)	262

Total	19,020	8,476	117	(19,964)	7,649

Consumer Loans
Home Equity	2,390	1,570	66	(1,066)	2,960
Auto	162	(30)	45	(68)	109
Marine	701	474	9	(682)	502
Recreational vehicle	1,392	1,179	39	(1,315)	1,295
Other	314	177	257	(424)	324

Total	4,959	3,370	416	(3,555)	5,190

Commercial Loans
Secured	1,084	2,196	5	(588)	2,697
Unsecured	1,936	2,430	2	(404)	3,964

Total	3,020	4,626	7	(992)	6,661

Total	$42,287	$39,876	$726	$(42,005)	$40,884

Timing differences often exist between the period in which a provision is made and the period in which the loss is confirmed and resulting chargeoff is taken. For example, in the second half of 2009, the Bank incurred substantial provision expense for probable incurred losses in the form of both general and specific reserves, which were set aside at that time as an estimate of subsequent chargeoffs. In the first nine months of 2010, certain loans were charged off for which provisions had previously been set aside. Specifically, as shown in the table above, one-to four-family residential construction loan chargeoffs of $19.7 million exceeded the provision for loan losses in this category by approximately $11.5 million in the first nine months of 2010. Chargeoffs for this category exceeded the loan loss provision in this period primarily as a result of $9.2 million of chargeoffs that were attributable to five loan relationships. As a result, for the Company as a whole, total chargeoffs of $42.0 million exceeded provisions of $39.9 million in the first nine months of 2010, resulting in a decrease in the allowance for loan losses of $1.4 million for the period.

In other cases, both the provision and the chargeoff occur in the same period. For example, a substantial portion of the Company’s nonperforming loans are completely collateral dependent (i.e., there is no secondary source of repayment other than the collateral). Such collateral-dependent loans are charged down to the value of the collateral underlying the loan, less an estimate of costs to sell. Therefore, no specific reserves exist for these loans since the collateral shortfall has been completely charged off. When the collateral underlying such collateral-dependent loans is re-appraised (for example, due to the passage of time, or because the Bank has taken possession of the underlying collateral), any newly identified deterioration to the appraised value of such collateral is immediately charged off. Since these chargeoffs would not have been previously reserved, both the provision and the chargeoff occur simultaneously.
Furthermore, the one-to four-family contractor construction portfolio has decreased from $178.1 million to $117.3 million as of September 30, 2010, a decline of 34.1%. A substantial amount of the adversely classified loans in this portfolio have migrated from requiring a general reserve to the use of a specific reserve, with the measurement of impairment based primarily on collateral value, oftentimes resulting in a decrease in the amount of allocated reserves required. Specifically, in the first nine months of 2010, not only has the total size of the loan portfolio declined, but, as described above, a number of loans that had previously been subject to a general reserve (because they were internally classified) became impaired, and received a specific reserve based primarily on collateral value instead of a general reserve.
Finally, general reserves are calculated based upon the application of loan loss reserve factors derived from historical charge-off experience to loans without specific reserves. These factors have, in the aggregate, increased over the course of the first nine months of 2010 based on an increase in recent loan loss experience and an additional increase in management’s application of qualitative loan loss reserve factors in this period. Nevertheless, as these factors are applied to a declining loan portfolio, a lower amount of general reserves are required.
A loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and the loan is non-homogeneous in nature. Factors considered by management in determining impairment include payment status, collateral value, and the strength of guarantors (if any). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the market value of the loan. The following table summarizes the change in impaired loans during the first nine months of 2010.

Impaired Loans
(Dollars in thousands)
	September 30,	December 31,
	2010	2009	Change
Real Estate Loans
Permanent
One-to four-family residential	$23,904	$18,764	$5,140
Multifamily residential	12,811	7,863	4,948
Nonresidential	44,587	25,686	18,901
Land	6,571	5,160	1,411

Total	87,873	57,473	30,400

Construction Loans
One-to four-family residential	45,480	53,666	(8,186)
Multifamily and nonresidential	382	392	(10)

Total	45,862	54,058	(8,196)

Consumer Loans
Home Equity	1,207	2,088	(881)
Auto	58	30	28
Boat	—	1,103	(1,103)
Recreational vehicle	127	353	(226)
Other	49	8	41

Total	1,441	3,582	(2,141)

Commercial Loans
Secured	2,790	3,365	(575)
Unsecured	3,926	327	3,599

Total	6,716	3,692	3,024

Total Impaired Loans	$141,892	$118,805	$23,087

Included in impaired loans above are certain loans Home Savings considers to be troubled debt restructurings. A loan is considered a troubled debt restructuring if Home Savings grants a concession to a borrower that would otherwise not be given based on economic or legal reasons related to the borrower’s financial difficulties. The objective of a troubled debt restructuring is to make the best of a bad situation. A troubled debt restructuring may include, but is not necessarily limited to, one or a combination of the following:
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
A debt restructuring is not necessarily a troubled debt restructuring for purposes of this definition even if the borrower is experiencing some financial difficulties. In general, a borrower that can obtain funds from other sources at market interest rates at or near those for non-troubled debt is not considered to be involved in a troubled debt restructuring. A troubled debt restructuring is not involved if:
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

The change in troubled debt restructurings for the nine months ended September 30, 2010 is as follows:

Troubled Debt Restructurings
	September 30,	December 31,
	2010	2009	Change
	(In thousands)
Real Estate Loans
Permanent
One-to four-family	$7,545	$2,167	$5,378
Multifamily residential	2,410	—	2,410
Nonresidential	7,535	3,595	3,940
Land	2,141	1,050	1,091

Total	19,631	6,812	12,819

Construction Loans
One-to four-family residential	7,752	15,213	(7,461)
Multifamily and nonresidential	—	—	—

Total	7,752	15,213	(7,461)

Consumer Loans
Home Equity	325	240	85
Auto	12	18	(6)
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	8	(8)

Total	337	266	71

Commercial Loans
Secured	350	357	(7)
Unsecured	118	—	118

Total	468	357	111

Total Restructured Loans	$28,188	$22,648	$5,540

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. Troubled debt restructured loans that were on nonaccrual status aggregated $14.9 million and $5.0 million at September 30, 2010 and December 31, 2009, respectively. Such loans are considered nonperforming loans. Troubled debt restructured loans that were accruing according to their terms aggregated $13.3 million and $17.6 million at September 30, 2010 and December 31, 2009, respectively.

Nonperforming loans consist of loans past due 90 days or more and loans past due less than 90 days that are on nonaccrual status. Nonperforming loans were $142.7 million, or 8.27% of net loans, at September 30, 2010, compared to $115.9 million, or 6.21% of net loans, at December 31, 2009. The schedule below summarizes the change in nonperforming loans for the first nine months of 2010.

Nonperforming Loans
(Dollars in thousands)
	September 30,	December 31,
	2010	2009	Change
Real Estate Loans
Permanent
One-to four-family residential	$27,505	$26,766	$739
Multifamily residential	12,443	7,863	4,580
Nonresidential	44,561	24,091	20,470
Land	5,943	5,160	783

Total	90,452	63,880	26,572

Construction Loans
One-to four-family residential	40,000	42,819	(2,819)
Multifamily and nonresidential	2,414	392	2,022

Total	42,414	43,211	(797)

Consumer Loans
Home Equity	3,156	3,168	(12)
Auto	60	148	(88)
Marine	—	1,103	(1,103)
Recreational vehicle	279	900	(621)
Other	48	64	(16)

Total	3,543	5,383	(1,840)

Commercial Loans
Secured	2,440	3,061	(621)
Unsecured	3,864	352	3,512

Total	6,304	3,413	2,891

Total Nonperforming Loans	$142,713	$115,887	$26,826

During the first nine months of 2010, seven nonresidential loan relationships aggregating $16.2 million, one nonresidential construction loan aggregating $2.0 million and two unsecured commercial loans aggregating $2.2 million all became nonperforming.
Loans held for sale increased $4.9 million, or 46.5%, to $15.4 million at September 30, 2010, compared to $10.5 million at December 31, 2009. The increase was primarily attributable to the volume of mortgage loan originations during the period. Home Savings sells a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.
Federal Home Loan Bank stock remained at $26.5 million for September 30, 2010, and December 31, 2009. During the first nine months of 2010, the Federal Home Loan Bank paid a cash dividend in lieu of a stock dividend to its member banks.

Real estate owned and other repossessed assets increased $9.3 million, or 31.2%, during the nine months ended September 30, 2010, as compared to the year ended December 31, 2009. The following table summarizes the activity in real estate owned and other repossessed assets during the period.

	Real Estate	Repossessed
	Owned	Assets	Total
	(In thousands)
Balance at December 31, 2009	$30,340	$622	$30,962
Acquisitions	27,127	1,648	28,775
Sales	(14,274)	(1,936)	(16,210)
Provision for unrealized losses	(3,230)	—	(3,230)

Balance at September 30, 2010	$39,963	$334	$40,297

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of September 30, 2010:

		Valuation	Net
	Balance	Allowance	Balance
	(In thousands)
Real estate owned
One-to four-family	$8,705	$(77)	$8,628
Multifamily residential	6,377	(1,038)	5,339
Nonresidential	7,278	(1,916)	5,362
One-to four-family residential construction	25,556	(4,922)	20,634
Land	—	—	—

Total real estate owned	47,916	(7,953)	39,963
Repossessed assets
Auto	—	—	—
Marine	200	—	200
Recreational vehicle	134	—	134

Total repossessed assets	334	—	334

Total real estate owned and other repossessed assets	$48,250	$(7,953)	$40,297

Property acquired in the settlement of loans is recorded at the lower of (a) the loan’s acquisition balance less cost to sell or (b) the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to reflect properly the asset at fair market value. The increase in the valuation allowance on property acquired in relation to one-to four-family residential construction loans was due to the decline in market value of those properties. Home Savings engages experienced professionals to sell real estate owned and other repossessed assets in a timely manner.
In the normal course of Home Savings’ business, Home Savings pursues borrowers who have defaulted on their mortgage loans by foreclosing on the mortgage securing the promissory note. We have evaluated our foreclosure documentation procedures given the recent announcements made by governmental and regulatory authorities regarding foreclosure activities. The results of our review to date have not given rise to any known demands, commitments, events or uncertainties that we reasonably expect to have a material favorable or unfavorable impact on our results of operations, liquidity or capital resources. We are implementing additional reviews and procedures of pending and future foreclosures to ensure that all appropriate actions are taken to enable foreclosure actions to continue. While we may from time to time consider filing supplemental affidavits or dismissing and re-filing some foreclosure actions in which Home Savings is the owner and servicer of the mortgage loan, we do not believe these actions are reasonably likely to result in a material adverse effect on the Company, its operations or its efforts to collect on delinquent mortgage loans.
Total deposits decreased $84.5 million to $1.7 billion at September 30, 2010, compared to $1.8 billion at December 31, 2009. The primary cause for the decline in deposits was the sale of Home Savings’ Findlay, Ohio branch in March, 2010. Also affecting the change was the maturity and paydown of $15.0 million in brokered certificates of deposit during the first nine months of 2010. As of September 30, 2010, the Bank had no brokered deposits.

Federal Home Loan Bank advances increased $85.3 million during the first nine months of 2010, due primarily to funding needs as a result of maturing certificates of deposit during the period. Home Savings had approximately $153.2 million in unused borrowing capacity at the FHLB at September 30, 2010.
Advance payments by borrowers for taxes and insurance decreased $3.8 million during the first nine months of 2010. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $2.8 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $943,000.
Accrued expenses and other liabilities increased $434,000 to $10.2 million at September 30, 2010, from $9.8 million at December 31, 2009. Home Savings had an increase in liabilities of $1.4 million due to issuing official checks for customers and accounts payable remittances.
Shareholders’ equity decreased $18.5 million to $201.3 million at September 30, 2010, from $219.8 million at December 31, 2009. The change occurred primarily due to the net loss recognized by the Company in the period offset partially by the allocation of ESOP shares to plan participants during the period, as discussed in Note 18 to the Consolidated Financial Statements.
Comparison of Operating Results for the Three Months Ended
September 30, 2010 and September 30, 2009
Net Income (Loss). United Community recognized a net loss for the three months ended September 30, 2010, of $9.9 million, or $(0.32) per diluted share, compared to a net loss of $867,000, or $(0.03) per diluted share, for the three months ended September 30, 2009. The primary cause of the change was lower net interest income, along with a higher provision for loan losses recognized during the third quarter of 2010. Compared with the third quarter of 2009, net interest income decreased $619,000, the provision for loan losses increased $11.5 million, non-interest income increased $4.0 million, and non-interest expense increased $315,000. United Community’s annualized return on average assets and return on average equity were (1.70)% and (18.41)%, respectively, for the three months ended September 30, 2010. The annualized return on average assets and return on average equity for the comparable period in 2009 were (0.14)% and (1.45)%, respectively.
Net Interest Income. Net interest income for the three months ended September 30, 2010, was $18.8 million, compared to $19.4 million for the same period last year. Both interest income and interest expense decreased, with a larger decline in interest income. Total interest income decreased $4.5 million in the third quarter of 2010 compared to the third quarter of 2009, primarily as a result of a decrease of $237.9 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 30 basis points. Interest income was further impacted by the change in nonaccrual loans, which increased to $142.9 million at September 30, 2010 and caused a reduction in interest income of $1.4 million during the three months ended September 30, 2010. The Company’s construction and segments of its commercial real estate loan portfolios declined as a result of executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.
Total interest expense decreased $3.9 million for the quarter ended September 30, 2010, as compared to the same quarter last year. The change was due primarily to reductions of $3.5 million in interest paid on deposits, $364,000 in interest paid on Federal Home Loan Bank advances and $23,000 in interest paid on repurchase agreements and other borrowings. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balance of certificates of deposit declined by $153.4 million, while non-time deposits increased by $51.0 million. Also contributing to the change was a reduction of 79 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 26 basis points.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $20.2 million, as well as a rate decrease on those borrowings of 38 basis points in the third quarter of 2010 compared to the same quarter in 2009. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the cost of those liabilities of 13 basis points despite an increase in their average balances of $810,000.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the third quarter of last year. The interest rate spread for the three months ended September 30, 2010, grew to 3.22% compared to 3.04% for the quarter ended September 30, 2009. The net interest margin increased 10 basis points to 3.42% for the three months ended September 30, 2010 compared to 3.32% for the same quarter in 2009.

	For the Three Months Ended September 30,
	2010 vs. 2009
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,429)	$(3,371)	$(4,800)
Loans held for sale	18	(9)	9
Investment securities:
Available for sale	(320)	631	311
FHLB stock	(33)	—	(33)
Other interest-earning assets	(7)	5	(2)

Total interest-earning assets	$(1,771)	$(2,744)	$(4,515)

Interest-bearing liabilities:
Savings accounts	(51)	22	(29)
NOW and money market accounts	(374)	108	(266)
Certificates of deposit	(1,952)	(1,262)	(3,214)
Federal Home Loan Bank advances	(282)	(81)	(363)
Repurchase agreements and other	(31)	8	(23)

Total interest-bearing liabilities	$(2,690)	$(1,205)	(3,895)

Change in net interest income			$(620)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased to $17.1 million in the third quarter of 2010, compared to $5.6 million in the third quarter of 2009. The increase in the provision for loan losses is primarily a result of a $7.4 million increase in the nonresidential real estate portfolio provision and a $4.5 million increase in the one-to four-family residential construction portfolio due to the deterioration and chargeoff of loans in excess of reserves by the Company.
Noninterest Income. Noninterest income increased in the third quarter of 2010 to $4.1 million, as compared to the third quarter of 2009 of $119,000. Driving the increase in noninterest income was the recognition of higher mortgage banking income during the third quarter of 2010 because of higher loan origination volume and the value of loans in the Company’s pipeline. Lower losses attributable to valuations on the Company’s real estate owned portfolio also had a positive effect on noninterest income during the quarter. Gains of $781,000 recognized on the sale of available for sale securities having a carrying amount of $44.4 million further contributed to the increase in noninterest income.
Noninterest Expense. Noninterest expense was $15.7 million in the third quarter of 2010, compared to $15.4 million in the third quarter of 2009. The increase in noninterest expense was driven by higher real estate owned and other repossessed asset expenses of approximately $500,000. The increase in real estate owned and other repossessed asset expenses are a result of the higher volume of properties the Company is maintaining and the level of expenses associated with keeping the properties in saleable condition.

Comparison of Operating Results for the Nine Months Ended
September 30, 2010 and September 30, 2009
Net Income (Loss). United Community recognized a net loss for the nine months ended September 30, 2010, of $19.9 million, or $(0.66) per diluted share, compared to a net loss of $511,000, or $(0.02) per diluted share, for the nine months ended September 30, 2009. The primary cause of the change was the recognition of lower net interest income during the first nine months of 2010, higher noninterest expenses, and a higher provision for loan losses during the period. Compared with the first nine months of 2009, net interest income decreased $2.3 million, the provision for loan losses increased $13.5 million, non-interest income increased $6.4 million, and non-interest expense increased $973,000. United Community’s annualized return on average assets and return on average equity were (1.15)% and (12.11)%, respectively, for the nine months ended September 30, 2010. The annualized return on average assets and return on average equity for the comparable period in 2009 were (0.03)% and (0.28)%, respectively.
Net Interest Income. Net interest income for the nine months ended September 30, 2010, was $54.5 million, compared to $56.8 million for the same period last year. Both interest income and interest expense decreased, with a larger decline in interest income. Total interest income decreased $15.3 million in the first nine months of 2010 compared to the first nine months of 2009. The change in interest income was primarily the result of a decline of $15.2 million in interest earned on loans, which was a result of a decrease of $272.9 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 24 basis points. Interest income was further impacted by the change in nonaccrual loans, which increased to $142.9 million at September 30, 2010 and caused a reduction in interest income of $2.4 million during the nine months ended September 30, 2010. The Company’s construction and segments of its commercial real estate loan portfolios declined as a result of executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.
Total interest expense decreased $13.0 million for the nine months ended September 30, 2010, as compared to the same period last year. The change was due primarily to reductions of $10.5 million in interest paid on deposits, $2.1 million in interest paid on Federal Home Loan Bank advances and $420,000 in interest paid on repurchase agreements and other borrowings. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balances of certificates of deposit declined $163.5 million, while non-time deposits increased $49.2 million. Also contributing to the change was a reduction of 70 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 44 basis points.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $80.5 million, as well as a rate decrease on those borrowings of 48 basis points in the first nine months of 2010 compared to the same period in 2009. The rate on short-term advances from the Federal Home Loan Bank has decreased as the Bank used short-term overnight advances to fund maturing term advances during the period. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the average balances of $12.6 million in those liabilities.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first nine months of last year. The interest rate spread for the nine months ended September 30, 2010, grew to 3.10% as compared to 2.86% for the nine months ended September 30, 2009. The net interest margin increased 17 basis points to 3.33% for the nine months ended September 30, 2010 compared to 3.16% for the same period in 2009.

	For the Nine Months Ended September 30,
	2010 vs. 2009
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(3,671)	$(11,511)	$(15,182)
Loans held for sale	61	(391)	(330)
Investment securities:
Available for sale	(579)	804	225
FHLB stock	(32)	—	(32)
Other interest-earning assets	(38)	13	(25)

Total interest-earning assets	$(4,259)	$(11,085)	$(15,344)

Interest-bearing liabilities:
Savings accounts	(163)	76	(87)
NOW and money market accounts	(1,095)	302	(793)
Certificates of deposit	(5,417)	(4,211)	(9,628)
Federal Home Loan Bank advances	(1,024)	(1,044)	(2,068)
Repurchase agreements and other	(58)	(362)	(420)

Total interest-bearing liabilities	$(7,757)	$(5,239)	(12,996)

Change in net interest income			$(2,348)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased to $39.9 million in the first nine months of 2010, compared to $26.3 million in the first nine months of 2009. The increase in the provision for loan losses in the first nine months of 2010 is primarily the result of credit downgrades within the commercial real estate portfolio and specific reserves assigned to a number of commercial real estate properties. Also contributing to the increase is the effect of charge-offs to record foreclosed and repossessed assets at fair market value before the Company takes possession of the properties in satisfaction of outstanding loans.
Noninterest Income. Noninterest income increased in the first nine months of 2010 to $15.4 million, as compared to the first nine months of 2009 of $9.1 million. Driving the increase in noninterest income was an increase in gains realized on the sale of available for sale securities of $7.3 million, along with a gain recognized on the sale of Home Savings’ Findlay, Ohio branch of $1.4 million. A decline in losses recognized in the valuation of the Company’s real estate owned portfolio further improved noninterest income. These increases were offset partially by a valuation allowance of $1.3 million established on the Bank’s deferred mortgage servicing rights in the second quarter and lower mortgage banking income due to fewer gains being recognized on loan sales.
Noninterest Expense. Noninterest expense was $50.0 million in the first nine months of 2010, compared to $49.0 million in the first nine months of 2009. The increase in noninterest expense was driven by higher salaries and employee benefit expenses of $1.5 million along with higher professional fees associated with legal expenses paid by the Company during the first nine months of 2010 as compared to the first half of 2009. Further contributing to the change was the recognition of higher expenses associated with real estate owned and other repossessed assets acquired in the settlement of loans. These increases were offset by a $1.9 million decline in deposit insurance premiums recognized during the first nine months of 2010 as compared to the same period in 2009.
Higher salaries and employee benefit expenses were the result of the prepayment of the ESOP loan and subsequent allocation of shares to plan participants. Professional fees include legal, audit, tax consulting and other professional services obtained by the Company. Legal fees were elevated during the first nine months of 2010 primarily because of the continued resolution of asset quality issues. Lower insurance premiums were incurred during the first nine months of 2010 as compared to the first nine months of 2009 because of a special assessment imposed on member banks in the second quarter of 2009. A similar assessment was not imposed in 2010.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 2010 and 2009. Average balance calculations were based on daily balances.

	Three Months Ended September 30,
	2010			2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$1,762,551	$24,589	5.58%	$2,000,419	$29,389	5.88%
Net loans held for sale	7,966	109	5.47%	9,088	99	4.36%
Investment securities:
Available for sale	372,280	3,235	3.48%	281,343	2,925	4.16%
Federal Home Loan Bank stock	26,464	297	4.49%	26,464	330	4.99%
Other interest-earning assets	25,631	10	0.16%	20,775	12	0.23%

Total interest-earning assets	2,194,892	28,240	5.15%	2,338,089	32,755	5.60%
Noninterest-earning assets	139,605			129,745

Total assets	$2,334,497			$2,467,834

Interest-bearing liabilities:
NOW and money market accounts	$417,983	$790	0.76%	$383,323	$1,056	1.10%
Savings accounts	213,269	207	0.39%	196,974	236	0.48%
Certificates of deposit	929,513	6,531	2.81%	1,082,946	9,745	3.60%
Federal Home Loan Bank advances	299,384	984	1.31%	319,551	1,348	1.69%
Repurchase agreements and other	98,322	942	3.83%	97,512	965	3.96%

Total interest-bearing liabilities	1,958,471	9,454	1.93%	2,080,306	13,350	2.57%

Noninterest-bearing liabilities	160,578			148,179

Total liabilities	2,119,049			2,228,485
Equity	215,448			239,349

Total liabilities and equity	$2,334,497			$2,467,834

Net interest income and interest rate spread		$18,786	3.22%		$19,405	3.04%

Net interest margin			3.42%			3.32%
Average interest-earning assets to average interest-bearing liabilities			112.07%			112.39%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine month periods ended September 30, 2010 and 2009. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,
	2010			2009
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$1,804,936	$75,350	5.57%	$2,077,786	$90,532	5.81%
Net loans held for sale	6,632	248	4.99%	16,918	578	4.56%
Investment securities:
Available for sale	315,365	8,716	3.69%	257,371	8,491	4.40%
Federal Home Loan Bank stock	26,464	891	4.49%	26,464	923	4.65%
Other interest-earning assets	24,504	25	0.14%	20,473	50	0.33%

Total interest-earning assets	2,177,901	85,230	5.22%	2,399,012	100,574	5.59%
Noninterest-earning assets	134,836			133,510
Assets of discontinued operations	—			1,379

Total assets	$2,312,737			$2,533,901

Interest-bearing liabilities:
NOW and money market accounts	$409,788	$2,477	0.81%	$378,407	$3,270	1.15%
Savings accounts	210,975	617	0.39%	193,115	704	0.49%
Certificates of deposit	970,766	22,160	3.04%	1,134,282	31,788	3.74%
Federal Home Loan Bank advances	242,214	2,707	1.49%	322,725	4,775	1.97%
Repurchase agreements and other	97,431	2,796	3.83%	110,029	3,216	3.90%

Total interest-bearing liabilities	1,931,174	30,757	2.12%	2,138,558	43,753	2.73%

Noninterest-bearing liabilities	162,062			149,328
Liabilities of discontinued operations	—			2,360

Total liabilities	2,093,236			2,290,246
Equity	219,501			243,655

Total liabilities and equity	$2,312,737			$2,533,901

Net interest income and interest rate spread		$54,473	3.10%		$56,821	2.86%

Net interest margin			3.33%			3.16%
Average interest-earning assets to average interest-bearing liabilities			112.78%			112.18%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Qualitative Aspects of Market Risk. The principal market risk affecting United Community is interest rate risk. United Community is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. Interest rate risk is defined as the sensitivity of a company’s earnings and net asset values to changes in interest rates. As part of its efforts to monitor and manage the interest rate risk, Home Savings, which accounts for substantially all of the assets and liabilities of United Community, has adopted an interest rate risk policy that requires the Home Savings Board to review quarterly reports related to interest rate risk and to set exposure limits for Home Savings as a guide to management in setting and implementing day-to-day operating strategies.
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
Home Savings uses a NPV and earnings simulation model prepared internally as its primary method to identify and manage its interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based and bank-specific assumptions regarding the impact of changing interest rates on future volumes and the prepayment rate of applicable financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates also are incorporated into the model. These assumptions are inherently uncertain and, as a result, the model cannot measure NPV or net interest income precisely or accurately predict the impact of fluctuations in interest rates on net interest rate changes as well as changes in market conditions and management strategies.
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. Due to the current low level of treasury rates, values for a decline in rates of 100, 200 and 300 basis points are not calculated for the quarter ended September 30, 2010. As noted, for the quarter ended September 30, 2010, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio, the maximum change in the NPV ratio, and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board-adopted internal policy limitations.

Quarter ended September 30, 2010
	NPV as % of portfolio value of assets				Next 12 months net interest income
					(Dollars in thousands)
						Internal
						policy
Change						limitations
in rates		Internal policy limitations				on
(Basis	NPV	Minimum	Maximum	Change	$	maximum	%
points)	Ratio	level	change	in %	Change	change	Change
300	8.24%	6.00%	-35.00%	-0.14%	$(3,652)	-15.00%	-4.81%
200	9.01%	7.00%	—	0.62%	(2,023)	-10.00%	-2.67%
100	9.08%	7.00%	—	0.70%	(968)	-5.00%	-1.28%
Static	8.38%	8.00%	—	—	—	—	—

Year Ended December 31, 2009
	NPV as % of portfolio value of assets				Next 12 months net interest income
					(Dollars in thousands)
						Internal
						policy
Change						limitations
in rates		Internal policy limitations				on
(Basis	NPV	Minimum	Maximum	Change	$	maximum	%
points)	Ratio	level	change	in %	Change	change	Change
300	8.19%	6.00%	-35.00%	-1.76%	$(4,414)	-15.00%	-5.67%
200	9.31%	7.00%	—	-0.64%	(2,125)	-10.00%	-2.73%
100	10.03%	7.00%	—	0.80%	(640)	-5.00%	-0.82%
Static	9.95%	8.00%	—	—	—	—	—
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
ITEM 4. Controls and Procedures
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2010. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures were effective as of September 30, 2010. During the quarter ended September 30, 2010, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

The Company’s results of operations, financial condition or liquidity may be adversely impacted by issues arising in foreclosure practices, including delays in the foreclosure process related to certain industry deficiencies, as well as potential losses in connection with actual or projected repurchases and indemnification payments related to mortgages sold into the secondary market.
Recent announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions have raised various concerns relating to mortgage foreclosure practices in the United States. A group of state attorneys general and state bank and mortgage regulators in all 50 states and the District of Columbia is currently reviewing foreclosure practices and a number of mortgage sellers/servicers have temporarily suspended foreclosure proceedings in some or all states in which they do business in order to evaluate their foreclosure practices and underlying documentation.
The integrity of the foreclosure process is important to the Company’s business as an originator and servicer of residential mortgages. As a result of the Company’s continued focus of concentrating its lending efforts in its primary markets in Ohio, as well as servicing loans for the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Company (Freddie Mac), the Company does not anticipate suspending any of its foreclosure activities. During the past quarter, the Company has reviewed its foreclosure procedures. The results of our review to date have not given rise to any known demands, commitments, events or uncertainties that we reasonably expect to have a material favorable or unfavorable impact on our results of operations, liquidity, or capital resources. We are implementing additional reviews and procedures of pending and future foreclosures to ensure that all appropriate actions are taken to enable foreclosure actions to continue. Nevertheless, the Company could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and the Company’s financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.
In addition, in connection with the origination and sale of residential mortgages into the secondary market, the Company makes certain representations and warranties, which, if breached, may require it to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. Although the Company believes that its mortgage documentation and procedures have been appropriate, it is possible that the Company will receive repurchase requests in the future and the Company may not be able to reach favorable settlements with respect to such requests. It is therefore possible that the Company may increase its reserves or may sustain losses associated with such loan repurchases and indemnification payments.
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
ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of UCFC shares during the quarter ended September 30, 2010.
ITEM 5 — Other Information
On November 5, 2010, an amendment to the OTS Order became effective. This amendment removed a requirement in the original OTS Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. This capital plan will be consistent with and incorporated into the strategic planning process that Home Savings has already been undertaking for the past two years under the terms of the Bank Order. A copy of the amendment to the OTS Order is attached to this Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

ITEM 6 — Exhibits
Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation
3.2	Amended Code of Regulations
10.1	2010 Director Sub-Plan to the United Community Financial Corp. Amended and Restated 2007 Long-Term Incentive Plan
10.2	Amended Order to Cease and Desist
10.3	Stipulation and Consent to Issuance of Amended Order to Cease and Desist
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: November 12, 2010	/S/ Douglas M. McKay
Douglas M. McKay
President and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	/S/ James R. Reske
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