Form 10-K
period 2010-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2011-03-25
CIK 707886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).  Yes ☐     No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 30, 2010 was approximately $50.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 24, 2011, there were 30,951,032 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K — Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders

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

Home Savings conducts business from its main office located in Youngstown, Ohio, 38 full-service branches and six loan production offices located throughout Ohio and western Pennsylvania. The principal business of Home Savings is the origination of mortgage loans, including construction loans on residential and nonresidential real estate located in Home Savings’ primary market area, which consists of Ashland, Columbiana, Cuyahoga, Erie, Franklin, Geauga, Huron, Lake, Mahoning, Montgomery, Portage, Richland, Sandusky, Seneca, Stark, Summit and Trumbull Counties in Ohio and Beaver County in Pennsylvania. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under “Investment Activities.” Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB, repurchase agreements, and maturities of securities.

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

On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to Issuance of Order to Cease and Desist (OTS Order) with the OTS. Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (Bank Order) with the FDIC and the Ohio Division. Although United Community and Home Savings have agreed to the issuance of the OTS Order and the Bank Order, respectively, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC, or the Ohio Division. Both the OTS Order and the Bank Order remain in effect.

The OTS Order required United Community to obtain OTS approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The OTS Order also required

United Community to develop a debt reduction plan and submit the plan to the OTS for approval. United Community had no debt outstanding on December 31, 2010. The OTS Order was subsequently amended effective November 5, 2010. This amendment removed a requirement in the original OTS Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. This capital plan is consistent with and incorporated into the strategic planning process that Home Savings has undertaken for the past two years under the terms of the Bank Order.

The Bank Order required Home Savings, within specified timeframes, to take or refrain from certain actions, including: (i) retaining a bank consultant to assess Home Savings’ management needs and submitting a management plan that identifies officer positions needed, identifies and establishes board and internal operating committees, evaluates Home Savings’ senior officers, and provides for the hiring of any additional personnel; (ii) seeking regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extending additional credit to classified borrowers; (iv) establishing a compliant Allowance for Loan and Lease Loss methodology; (v) enhancing its risk management policies and procedures; (vi) adopting and implementing plans to reduce its classified assets and delinquent loans, and to reduce loan concentrations in nonowner-occupied commercial real estate and construction, land development, and land loans; (vii) establishing board of directors’ committees to evaluate and approve certain loans and oversee Home Savings’ compliance with the Bank Order; (viii) revising its loan policy and enhancing its underwriting and credit administration functions; (ix) developing a strategic plan and budget and profit plan; (x) correcting all violations of laws, rules, and regulations and implementing procedures to ensure future compliance; (xi) increasing its Tier 1 capital to 8.00% and its total risk-based capital to 12.00% by December 31, 2008; and (xii) seeking regulatory approval prior to declaring or paying any cash dividend. The Bank Order requires Home Savings to measure its Tier 1 Leverage Ratio and Total Risk-based Capital Ratio at the end of every quarter. Under the terms of the Bank Order, if Home Savings’ Tier 1 Leverage Ratio falls below 8.0% or if it’s Total Risk-based Capital Ratio falls below 12.0% at the end of any given quarter, then Home Savings must restore its capital ratios to those levels within 90 days. At December 31, 2010, Home Savings’ Tier 1 Leverage Ratio was 7.84% and its Total Risk-based Capital Ratio was 12.54%. Under the terms of the Bank Order, Home Savings must achieve the 8.0% Tier 1 Leverage Ratio by March 31, 2011. At December 31, 2010, Home Savings would have needed approximately $3.7 million in additional capital based on its assets at such date to meet the Tier 1 Leverage Ratio requirement. United Community contributed $3.5 million in capital to Home Savings in the fourth quarter of 2010, but has limited remaining excess capital available to invest in Home Savings. Home Savings believes it will achieve an 8.0% Tier 1 Leverage Ratio by March 31, 2011; however, there can be no assurance that at quarter end 8.0% will be achieved. Home Savings has sold certain of its investment securities to assist in achieving this ratio. Moreover, any further increases in the allowance for loan losses that result in operating losses would negatively impact the capital levels of the Bank and make it more difficult to achieve the capital levels required by the Bank Order. A material failure to comply with the provisions of the Bank Order could result in additional enforcement actions by the FDIC and the Ohio Division, including an amendment of the terms of the Bank Order, additional written enforcement actions, and ultimately receivership of the Bank.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

When used in this Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including government intervention in the U.S. financial markets, changes in economic conditions in United Community’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings’ market area, and competition, that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above could affect United Community’s financial performance and could cause United Community’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

United Community does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

LENDING ACTIVITIES

General.  Home Savings’ principal lending activity is the origination of conventional real estate loans secured by real estate located in Home Savings’ primary market area, including single-family residences, multifamily residences and nonresidential real estate. In addition to real estate lending, Home Savings originates, or has originated in the past, commercial loans and various types of consumer loans, including home equity loans, loans secured by savings accounts, motor vehicles, boats and recreational vehicles and unsecured loans.

Loan Portfolio Composition.  The following table presents certain information regarding the composition of Home Savings’ loan portfolio at the dates indicated:

	At December 31,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)

Real estate loans:
Permanent loans:
One-to four-family residential	$757,426	44.58%	$773,831	40.58%	$909,567	40.65%	$871,019	38.41%	$854,829	37.65%
Multifamily residential	135,771	7.99%	150,480	7.89%	187,711	8.39%	179,535	7.92%	163,541	7.20%
Non-residential	331,390	19.50%	397,895	20.87%	375,463	16.78%	359,070	15.84%	348,528	15.35%
Land	25,138	1.48%	23,502	1.23%	23,517	1.05%	22,818	1.01%	26,684	1.18%

Total permanent	1,249,725	73.55%	1,345,708	70.57%	1,496,258	66.87%	1,432,442	63.18%	1,393,582	61.38%
Construction loans:
One-to four-family residential	108,583	6.39%	178,095	9.34%	255,355	11.41%	357,153	15.75%	388,926	17.13%
Multifamily and non-residential	15,077	0.89%	13,741	0.72%	35,797	1.60%	25,191	1.11%	25,215	1.11%

Total construction	123,660	7.28%	191,836	10.06%	291,152	13.01%	382,344	16.86%	414,141	18.24%

Total real estate loans	1,373,385	80.83%	1,537,544	80.63%	1,787,410	79.88%	1,814,786	80.04%	1,807,723	79.62%
Consumer loans:
Home equity	220,582	12.98%	237,569	12.46%	253,348	11.32%	234,362	10.33%	220,679	9.72%
Auto	11,525	0.68%	13,784	0.72%	24,138	1.08%	31,206	1.38%	36,605	1.61%
Marine	7,285	0.43%	9,366	0.49%	11,781	0.53%	14,196	0.63%	19,218	0.85%
RV	35,671	2.10%	43,722	2.29%	54,003	2.41%	63,587	2.80%	59,642	2.63%
Other(1)	4,390	0.26%	4,761	0.25%	5,564	0.25%	6,096	0.27%	9,463	0.42%

Total consumer	279,453	16.45%	309,202	16.21%	348,834	15.59%	349,447	15.41%	345,607	15.23%
Commercial loans	46,304	2.72%	60,217	3.16%	101,489	4.53%	103,208	4.55%	116,952	5.15%

Total loans	1,699,142	100.00%	1,906,963	100.00%	2,237,733	100.00%	2,267,441	100.00%	2,270,282	100.00%
Less net items	49,656		40,945		34,280		30,453		16,723

Total loans, net	$1,649,486		$1,866,018		$2,203,453		$2,236,988		$2,253,559

(1)	Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

Loan Maturity.  The following table sets forth certain information as of December 31, 2010, regarding the dollar amount of construction and commercial loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments.

	Principal Repayments Contractually
	Due in the Years Ended December 31,
	2011	2012-2015	2016 and thereafter	Total
	(Dollars in thousands)

Construction loans:
One-to four-family residential	$73,375	$7,106	$28,102	$108,583
Multifamily and nonresidential	7,401	—	7,676	15,077
Commercial loans	14,533	26,021	5,750	46,304

Total	$95,309	$33,127	$41,528	$169,964

The table below sets forth the dollar amount of all loans reported above becoming due after December 31, 2011, which have fixed or adjustable interest rates:

Due after December 31, 2011
(Dollars in thousands)

Fixed rate	$41,454
Adjustable rate	33,201

$74,655

Loans Secured by One-to Four-Family Real Estate.  Home Savings originates conventional loans secured by first mortgages on one-to four-family residences primarily located within Home Savings’ market area. At December 31, 2010, Home Savings’ one-to four-family residential real estate loans held for investment totaled approximately $757.4 million, or 44.6% of total loans. At December 31, 2010, $27.4 million, or 3.6%, of Home Savings’ one-to four-family loans were nonperforming. New originations in this loan category totaled $351.1 million in 2010.

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

FDIC regulations and Ohio law limit the amount that Home Savings may lend in relationship to the appraised value of the real estate and improvements that secure the loan at the time of loan origination. In accordance with such regulations, Home Savings is permitted to make loans on one-to four-family residences of up to 100% of the value of the real estate and improvements (LTV). Home Savings typically requires private mortgage insurance on the portion of the principal amount of the loan that exceeds 85% of the appraised value of the property securing the loan.

Under certain circumstances, Home Savings will offer loans with LTV’s exceeding 85% without private mortgage insurance. Customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit for up to 15% of the appraised value without having to purchase mortgage insurance. Home Savings also offers a first-time homebuyers product that permits an LTV of 95% without private mortgage insurance. Such loans involve a higher degree of risk because, in the event of a borrower default, the value of the underlying collateral may not satisfy the principal and interest outstanding on the loan. To reduce this risk, Home Savings underwrites all portfolio loans to Freddie Mac underwriting guidelines. At December 31, 2010, these loans totaled

$41.4 million. There were approximately $1.0 million loans, or 2.3% of such loans, that were nonperforming at December 31, 2010.

Currently, no interest-only, one-to four-family loans are contained in the Home Savings’ mortgage loan portfolio.

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

Multifamily lending generally is considered to involve a higher degree of risk than one-to four-family residential lending because the borrower typically depends upon income generated by the subject property to cover operating expenses and debt service. The profitability of a subject property can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home Savings attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the subject property and by obtaining personal guarantees on loans made to corporations, limited liability companies, and partnerships. Home Savings requires borrowers to submit financial statements annually to enable management to monitor the loan, and requires an assignment of rents from borrowers.

At December 31, 2010, loans secured by multifamily properties totaled approximately $135.8 million, or 8.0% of total loans. The largest loan as of December 31, 2010 had a principal balance of $10.7 million and was performing according to its terms. There were approximately $11.0 million in multifamily loans, or 8.1% of Home Savings’ total multifamily portfolio, that were considered nonperforming at December 31, 2010. New originations in this loan category totaled $2.9 million in 2010.

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

At December 31, 2010, Home Savings’ largest loan secured by nonresidential real estate had a balance of $9.2 million and was performing according to its terms. At December 31, 2010, approximately $331.4 million, or 20.0% of Home Savings’ total loans, were secured by mortgages on nonresidential real estate, of which $39.8 million, or 12.0% of Home Savings’ total nonresidential real estate loans, were considered nonperforming. New originations in this loan category totaled $13.7 million in 2010.

Loans Secured by Vacant Land.  Home Savings also originates a limited number of loans secured by vacant land, primarily for the construction of single-family houses. Home Savings’ land loans generally are fixed-rate loans for terms of up to five years and require a LTV of 65% or less. At December 31, 2010, approximately $25.1 million, or 1.5%, of Home Savings’ total loans were land loans, a majority of which were loans to individuals intending to construct and occupy single-family residences on the properties. Nonperforming land loans totaled $5.2 million, or 20.6% of such loans, at December 31, 2010. New originations in this loan category totaled $11.2 million in 2010.

Construction Loans.  Home Savings originates loans for the construction of one-to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a speculative (unsold) basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. Construction loans for one-to four-family residences have LTVs at origination of up to 95%, and construction loans for multifamily and nonresidential properties, as well as loans to builders, have LTVs at origination of up to 75% based on estimated value at completion, with the value of the land included as part of the owner’s equity.

At December 31, 2010, Home Savings had approximately $123.7 million, or 7.3% of its total loans, invested in construction loans, including $108.6 million in one-to four-family residential construction and approximately $15.1 million in multifamily and nonresidential construction loans. Approximately 2.5% of Home Savings’ residential construction loans were made to builders on a speculative (unsold) basis; i.e., for homes for which the builder does not have a contract with a buyer. Home Savings, however, limits the number of outstanding loans to each builder on unsold homes under construction, both by dollar amount and number depending on the borrower.

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

Nonperforming construction loans at December 31, 2010, totaled $46.4 million, or 37.6% of such loans. New originations for residential construction loans to owner-occupants totaled $66.4 million in 2010. Originations for all other residential construction totaled $10.0 million. New originations of multifamily and nonresidential construction loans totaled $350,000 in 2010.

Consumer Loans.  Home Savings originates various types of consumer loans, including home equity loans, vehicle loans, recreational vehicle loans, marine loans, overdraft protection loans, loans to individuals secured by demand accounts, deposits and other consumer assets and unsecured loans. Consumer loans are made at fixed and adjustable rates of interest and for varying terms based on the type of loan. At December 31, 2010, Home Savings had approximately $279.5 million, or 16.5% of its total loans, invested in consumer loans.

Home Savings generally makes closed-end home equity loans in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with either adjustable or fixed rates of interest. Fixed-rate home equity loans have terms of fifteen years but can be called at any time. Rate adjustments on adjustable home equity loans are determined by adding a margin to the current prime interest rate for loans on residences of up to 85% LTV in the first lien position and 90% LTV in the second lien position. At December 31, 2010, approximately $220.6 million, or 78.9%, of Home Savings’ consumer loan portfolio consisted of home equity loans. Home Savings also makes consumer loans secured by a deposit or savings account for up to 100% of the principal balance of the account. These loans generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

For new automobiles, loans are originated for up to 100% of the MSRP value of the car with terms of up to 72 months, and, for used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A.) retail value of the car model and a term of up to 66 months. Most automobile loans are originated indirectly by approved auto dealerships. At December 31, 2010, automobile loans totaled $11.5 million of Home Savings’ consumer loan portfolio.

Nonperforming consumer loans at December 31, 2010, amounted to $3.7 million, or 1.3% of such loans. New originations of consumer loans totaled $62.9 million in 2010.

Commercial Loans.  Home Savings makes commercial loans to businesses in its primary market area, including traditional lines of credit, revolving lines of credit and term loans. The LTV ratios for commercial loans depend upon the nature of the underlying collateral. Lines of credit and revolving credits generally are priced on a floating rate basis, which is tied to the prime interest rate or U.S. Treasury bill rate. Term loans usually have adjustable rates, but can have fixed rates of interest, and have terms of one to five years.

At December 31, 2010, Home Savings had approximately $46.3 million invested in commercial loans. The majority of these loans are secured by inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings also originates unsecured commercial loans including lines of credit for periods of less than 12 months, short-term loans and, occasionally, term loans for periods of up to 36 months. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, if any. Home Savings had $17.4 million in unsecured commercial loans as of December 31, 2010, with no one loan in this portfolio exceeding $2.5 million.

Commercial loans generally entail greater risk than real estate lending. The repayment of commercial loans typically is dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

Nonperforming commercial loans at December 31, 2010, amounted to $5.9 million, or 12.8% of total commercial loans. New originations of commercial loans totaled $8.2 million in 2010, of which $7.7 million were secured and $468,000 were unsecured.

Reduction in loan concentrations.  The Bank Order requires Home Savings to adopt and implement plans to reduce loan concentrations in nonowner-occupied commercial real estate loans and construction, land development, and land loans. The plan was developed and adopted by Home Savings and was implemented in the third quarter of 2008. The plan included sharply reducing the origination of new construction, land, and land development loans as well as loans secured by commercial real estate. The Company has also terminated its purchase of construction loans purchased from another financial institution. The concentration of nonowner-occupied commercial real estate loans declined from 335.2% of total risk-based capital as of December 31, 2008, to 277.4% of total risk-based capital as of December 31, 2010. The concentration of construction, land development loans and land loans declined from 129.8% of total risk-based capital as of December 31, 2008, to 75.1% of total risk-based capital as of December 31, 2010. It is anticipated that nonowner-occupied commercial real estate loans along with construction, land development and land loans as a percentage of total risk-based capital will continue to decline in the near term.

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

Each of Home Savings’ 38 branches and six loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings’ Credit Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report, verification of employment, analyze cash flows of the borrower, and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by an approved independent fee appraiser. For all nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by Home Savings’ chief appraiser or a third party appraisal review firm engaged by Home Savings. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Commercial and consumer loan requests of $500,000 and residential mortgage loan requests over $800,000 up to and including $5.0 million require the approval of the Officers’ Loan Committee. All loans which would cause the aggregate lending relationship to be greater than $5.0 million require approval from both the Officers’ Loan Committee and the Board Loan Committee. Lending relationships of $15.0 million or greater must be approved by the full Board. In addition, under the terms of the Bank Order, loans over $5.0 million or loans in renewal or extended to classified borrowers require Board Loan Committee approval.

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

At December 31, 2010, Home Savings had $60.8 million of outstanding commitments to make loans, $113.7 million available to borrowers under consumer and commercial lines of credit and $41.6 million available in the OverdraftPrivledgetm program. At December 31, 2010, Home Savings had $2.5 million in undisbursed funds related to commercial loans in process and $24.0 million related to construction loans in process under existing contractual obligations.

In 2003, Home Savings entered into an agreement to purchase one-to four-family construction loans from another institution, which has since been amended to eliminate any further purchases. Loans purchased under this agreement earn a floating rate of interest, are guaranteed as to principal and interest by a third party and are for the purpose of constructing either pre-sold or spec homes. At December 31, 2010, approximately $3.9 million was outstanding under this program. This represents a decrease of $11.3 million over the outstanding balance of $15.2 million included in net loans as of December 31, 2009. The effort to reduce the outstanding balance of this relationship is a direct result of Home Savings’ compliance with the Bank Order, as mentioned above. At December 31, 2010, $1.1 million, or 27.3% of such loans, were nonperforming. Under the terms of the agreement, once the loan is nonperforming for 120 days, the loan must be repurchased.

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

Based on such limits, Home Savings could lend approximately $28.0 million to one borrower at December 31, 2010. The largest amount Home Savings had committed to one borrower at December 31, 2010, was $22.9 million, of which $22.7 million was outstanding at that time. At December 31, 2010, these commercial real estate loans were performing in accordance with their terms.

Delinquent Loans, Nonperforming Assets and Classified Assets.  The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

	At December 31,
	2010			2009
			Percent of			Percent of
			Net			Net
	Number	Amount	Loans	Number	Amount	Loans
	(Dollars in thousands)

Loans delinquent for:
30-59 days	231	$16,716	1.01%	366	$33,455	1.79%
60-89 days	101	25,066	1.52%	130	16,133	0.87%
90 days or over	651	123,830	7.51%	712	107,533	5.76%

Total delinquent loans	983	$165,612	10.04%	1,208	$157,121	8.42%

Home Savings determines the past due status of loans based on the number of calendar months the loan is past due.

Nonperforming assets include loans past due 90 days and on a nonaccrual status, loans past due 90 days and still accruing, loans less than 90 days past due and on a nonaccrual status, real estate acquired by foreclosure or by deed-in-lieu of foreclosure and repossessed assets. Once a loan becomes 90 days delinquent, it generally is placed on nonaccrual status.

Loans are reviewed through monthly reports to the Board and management and are placed on nonaccrual status when collection in full is considered by management to be in doubt. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent cash payments received, if any, generally are applied to principal unless the remaining recorded investment in the asset (i.e., after chargeoff of identified losses, if any) is deemed to be fully collectable. In those cases, subsequent cash payments are applied to principal and interest income in accordance with the original terms of the note.

In compliance with the Bank Order, Home Savings does not extend additional credit to borrowers whose loans are classified — i.e., loans that exhibit a well-defined weakness such that management determines that the loan should be classified as substandard, doubtful or loss without approval by the applicable loan committee or regulators. A complete database of all classified borrowers is shared with underwriters and other authorized personnel. This database is queried prior to making any credit decisions to ensure the extension of any credit is not extended to classified borrowers. Home Savings has also modified its loan policies to specifically address the prohibition of the extension of credit to classified borrowers. In addition, the Bank has developed a comprehensive plan to reduce the level of classified assets as of December 31, 2007. The level of classified assets at the Bank with balances greater than $500,000 that were outstanding at the onset of the plan has reduced by 69.4% since the inception of the plan.

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets at the dates indicated:

	At December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands)

Nonperforming loans:
Nonaccrual loans
Real estate loans:
One-to four-family residential	$27,417	$26,720	$21,622	$12,708	$8,977
Multifamily and nonresidential	50,821	31,954	23,969	27,201	16,569
Construction (net of loans in process) and land	45,647	45,239	42,560	48,043	20,858

Total real estate loans	123,885	103,913	88,151	87,952	46,404
Consumer	3,371	4,892	5,549	4,809	3,245
Commercial	5,945	3,413	4,553	4,738	2,997

Total nonaccrual loans	133,201	112,218	98,253	97,499	52,646
Past due 90 days and still accruing	6,330	3,669	6,631	1,215	796

Total nonperforming loans	139,531	115,887	104,884	98,714	53,442
Real estate acquired through foreclosure and other repossessed assets	40,336	30,962	29,258	10,510	3,242

Total nonperforming assets	$179,867	$146,849	$134,142	$109,224	$56,684

Nonperforming loans as a percent of loans, net	8.46%	6.21%	4.76%	4.41%	2.37%
Nonperforming assets as a percent of total assets	8.19%	6.28%	5.12%	3.94%	2.10%
Allowance for loan losses as a percent of nonperforming loans	36.47%	36.49%	34.29%	32.42%	31.73%
Allowance for loan losses as a percent of loans, net	2.99%	2.22%	1.61%	1.41%	0.75%

During 2010, there was no interest collected on nonperforming loans and included in net income. During 2010, approximately $6.2 million in additional interest income would have been recorded had nonaccrual loans been accruing pursuant to contractual terms.

A loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and the loan is non-homogeneous in nature. Factors considered by management in determining impairment include payment status, collateral value, and the strength of guarantors (if any). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the market value of the loan. Home Savings considers all troubled debt restructured loans as impaired.

During 2010, Home Savings has experienced a rise in impaired loans. This is largely due to a rise in troubled debt restructured loans in 2010. The difference between nonaccrual loans and impaired loans has also widened in 2010. The cause of this change is due to an increase in troubled debt restructured loans that are still accruing according to their terms. Home Savings experienced an increase in troubled debt restructured loans that are still accruing in 2010 primarily as a result of one customer relationship aggregating $17.0 million.

Nonperforming assets increased approximately $33.0 million, or 22.5%, to $179.9 million at December 31, 2010, from $146.8 million at December 31, 2009. The increase in reported nonperforming assets was due in part to an increase in nonperforming nonresidential real estate loans. At December 31, 2010, total nonperforming loans accounted for 8.46% of net loans receivable, compared to 6.21% at December 31, 2009. Total nonperforming assets were 8.19% of total assets as of December 31, 2010, up from 6.28% as of December 31, 2009.

	December 31,	September 30,	June 30,	March 31,	December 31,
	2010	2010	2010	2010	2009
		(Dollars in thousands)

Nonperforming loans:
Nonaccrual loans
Real estate loans:
One-to four-family residential	$27,417	$27,505	$30,233	$30,007	$26,720
Multifamily and nonresidential	50,821	57,004	57,469	43,968	31,954
Construction (net of loans in process) and land	45,647	44,434	55,312	54,972	45,239

Total real estate loans	123,885	128,943	143,014	128,947	103,913
Consumer	3,371	3,213	3,092	3,409	4,892
Commercial	5,945	6,304	6,406	5,672	3,413

Total nonaccrual loans	133,201	138,460	152,512	138,028	112,218
Past due 90 days and still accruing	6,330	4,253	2,628	536	3,669

Total nonperforming loans	139,531	142,713	155,140	138,564	115,887
Real estate acquired through foreclosure and other repossessed assets	40,336	40,297	42,218	35,418	30,962

Total nonperforming assets	$179,867	$183,010	$197,358	$173,982	$146,849

Nonperforming loans as a percent of loans, net	8.46%	8.27%	8.69%	7.60%	6.21%
Nonperforming assets as a percent of total assets	8.19%	7.90%	8.53%	7.63%	6.28%
Allowance for loan losses as a percent of nonperforming loans	36.47%	28.65%	26.25%	34.47%	36.49%
Allowance for loan losses as a percent of loans, net	2.99%	2.37%	2.28%	2.62%	2.22%

Real estate acquired in settlement of loans is classified separately on the balance sheet at estimated fair value less costs to sell as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in real estate owned and other repossessed asset expenses. At December 31, 2010, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $40.3 million and consisted primarily of $10.0 million in single-family properties, $19.8 million secured by land and properties under construction, $10.1 million secured by commercial real estate, and $422,000 in boats, recreational vehicles, and automobiles.

In addition to the nonperforming loans identified above, other loans may be identified as having potential credit problems that result in those loans being identified by our internal loan review function. These special mention loans, which have not exhibited the more severe weaknesses generally present in nonperforming loans, amounted to $88.8 million, as of December 31, 2010, compared to $51.2 million at December 31, 2009.

Allowance for Loan Losses.  Management has established a methodology to calculate the allowance for loan losses at a level it believes adequate to absorb probable incurred losses in the loan portfolio. The methodology is reviewed regularly by the Board and is revised as conditions and circumstances within the Bank’s loan portfolio dictate. Management bases its determination of the adequacy of the allowance upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio, current economic conditions, and results of regulatory examinations. Furthermore, in determining the level of the allowance for loan losses, management reviews and evaluates on a monthly basis the necessity of a reserve for individual impaired loans classified by management. The specifically allocated reserve for a classified loan is determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, market value of collateral, other sources of cash flow and legal options available to Home Savings. Once a review is completed, a specific reserve is determined and allocated to the loan. Other loans not reviewed specifically by management are evaluated as a homogeneous group of loans (generally single-family residential mortgage loans and all consumer credit except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. The loss factor described consists of two components, a quantitative component and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recovery. Historically, in determining these quantitative factors the Company has evaluated two years’ worth of net charge off history on a quarterly basis. The Company has averaged this information since 2006 in determining the quantitative factor. At December 31, 2010, the Company shortened this evaluation period to one year of net charge off history and averaged this information over the current year period. These changes allow for the quantitative factors to be weighted to a more recent level of charge off experience due to current market conditions. This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balances of homogeneous loans. In determining the qualitative factors, consideration is given to such factors as economic conditions, changes in the nature and volume of the portfolio, lending personnel, lending policies, past-due loan trends, and trends in collateral values. Specific reserves on individual loans and historical ratios are reviewed periodically and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends or actual principal charge-offs. When evaluating the adequacy of the allowance for loan losses, consideration is given to geographic concentrations and the effect that changing economic conditions have on Home Savings. These estimates are particularly susceptible to changes that could result in a material adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of period	$42,287	$35,962	$32,006	$16,955	$15,723
Provision for loan losses	62,427	49,074	25,329	28,750	4,347
Charge-offs:
Permanent real estate	(28,153)	(11,552)	(6,827)	(962)	(737)
Construction real estate	(20,648)	(12,793)	(9,151)	(5,924)	(320)
Consumer	(4,316)	(6,117)	(3,978)	(3,605)	(2,334)
Commercial	(1,962)	(13,230)	(2,132)	(3,729)	(47)

Total charge-offs	(55,079)	(43,692)	(22,088)	(14,220)	(3,438)

Recoveries:
Permanent real estate	336	117	29	10	34
Construction real estate	133	9	10	—	1
Consumer	538	814	575	509	283
Commercial	241	3	101	2	5

Total recoveries	1,248	943	715	521	323

Net charge-offs	(53,831)	(42,749)	(21,373)	(13,699)	(3,115)

Balance at end of year	$50,883	$42,287	$35,962	$32,006	$16,955

Ratio of net charge-offs to average net loans	(3.03)%	(2.10)%	(0.96)%	(0.60)%	(0.14)%

At December 31, 2010, the allowance for loan losses was 2.99% of total loans and 36.47% of total nonperforming loans.

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

	At December 31,
	2010		2009		2008		2007		2006
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans in Each		Loans in Each		Loans in Each		Loans in Each		Loans in Each
		Category		Category		Category		Category		Category
	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans	Amount	to Total Loans
	(Dollars in thousands)

Permanent real estate loans	$28,066	73.55%	$15,288	70.57%	$12,785	66.87%	$10,285	63.18%	$5,459	61.39%
Construction real estate loans	8,533	7.28%	19,020	10.06%	11,342	13.01%	12,499	16.86%	3,321	18.24%
Consumer loans	5,260	16.45%	4,959	16.21%	4,870	15.59%	5,485	15.41%	5,147	15.22%
Commercial loans	9,024	2.72%	3,020	3.16%	6,965	4.53%	3,737	4.55%	3,028	5.15%

Total	$50,883	100.00%	$42,287	100.00%	$35,962	100.00%	$32,006	100.00%	$16,955	100.00%

INVESTMENT ACTIVITIES

General.  Investment securities are classified upon acquisition as available for sale, held to maturity or trading. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss, net of taxes, reflected in other comprehensive income and as a component of shareholders’ equity. Securities classified as held to maturity are carried at amortized cost. Securities classified as trading are carried at estimated fair value with the unrealized holding gain or loss reflected as a component of income. United Community and Home Savings recognize premiums and discounts in interest on the level yield method without anticipating prepayments and realized gains or losses on the sale of debt securities based on the amortized cost of the specific securities sold.

Home Savings Investment Activities.  Federal laws and regulations as well as Ohio law permit Home Savings to invest in various types of marketable securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities, and certain other specified investments. The Board has adopted an investment policy that authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Federal National Mortgage Association (FNMA), FHLMC, Government National Mortgage Association (GNMA). Such securities comprised 100% of Home Savings’ $361.6 million investment securities portfolio at December 31, 2010. The investment policy also authorizes management to make investments in securities issued by private issuers, investment-grade municipal obligations, creditworthy, unrated securities issued by municipalities in which an office of Home Savings is located, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers’ acceptances, federal funds and money market funds. Home Savings’ investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk, and to maximize return without sacrificing liquidity.

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

United Community Investment Activities.  Funds maintained by United Community for general corporate purposes primarily are invested in an account with Home Savings. United Community also owns a small portfolio of bank equities.

The following table presents the amortized cost, fair value, and weighted average yield of securities at December 31, 2010 by maturity:

	At December 31, 2010
					After One Year		Five Years
	No Stated				Through		Through
	Maturity		One Year or Less		Five Years		Ten Years
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
				(Dollars in thousands)

Securities:
U.S. Government agencies and corporations	$—	—%	$—	—%	$—	—%	$65,099	2.34%
Mortgage-related securities: residential	—	—	—	—	—	—	29	1.61
Other securities(a)	235	2.12	—	—	—	—	—	—

Total securities	$235	2.12%	$—	—%	$—	—%	$65,128	2.34%

	At December 31, 2010
	After Ten Years		Total
	Amortized	Average	Amortized	Average	Fair
	Cost	Yield	Cost	Yield	value
	(Dollars in thousands)

Securities:
U.S. Government agencies and corporations	$—	—%	$65,099	2.34%	$62,935
Mortgage-related securities: residential	300,261	3.60	300,290	3.60	298,713
Other securities(a)	—	—	235	2.12	394

Total securities	$300,261	3.60%	$365,624	3.37%	$362,042

(a)	Yield on equity securities only

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

Brokered deposits represent funds which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit without prior consent of the FDIC and Ohio Division. Home Savings had no brokered deposits at December 31, 2010. Home Savings had brokered deposits of $15.0 million, with a weighted average yield of 4.35% at December 31, 2009.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

	At December 31, 2010			For the Year Ended December 31, 2010
		Percent	Weighted		Percent	Weighted
		of Total	Average	Average	of Average	Average
	Amount	Deposits	Rate	Balance	Deposits	Rate
			(Dollars in thousands)

Noninterest bearing demand	$138,571	8.20%	—%	$131,770	7.69%	—%
Checking and money market accounts	421,784	24.96	0.61	412,672	24.09	0.77
Savings accounts	218,946	12.96	0.31	212,146	12.38	0.37
Certificates of deposit	910,480	53.88	2.54	956,824	55.84	2.94

Total deposits	$1,689,781	100.00%	1.56%	$1,713,412	100.00%	1.87%

	For the Year Ended December 31, 2009			For the Year Ended December 31, 2008
		Percent	Weighted		Percent	Weighted
	Average	of Average	Average	Average	of Average	Average
	Balance	Deposits	Rate	Balance	Deposits	Rate
			(Dollars in thousands)

Noninterest bearing demand	$117,587	6.51%	—%	$110,000	5.83%	—%
Checking and money market accounts	382,076	21.15	1.12	426,790	22.63	2.22
Savings accounts	194,957	10.79	0.48	180,010	9.54	0.45
Certificates of deposit	1,112,042	61.55	3.66	1,169,403	62.00	4.27

Total deposits	$1,806,662	100.00%	2.54%	$1,886,203	100.00%	3.19%

The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2010:

		Over	Over
	Up to	1 Year to	2 Years to
Rate	One Year	2 Years	3 Years	Thereafter	Total
		(Dollars in thousands)

2.00% or less	$324,573	$150,754	$15,086	$1,091	$491,504
2.01% to 4.00%	74,070	12,209	17,549	83,708	187,536
4.01% to 6.00%	41,125	184,220	5,714	381	231,440

Total certificates of deposit	$439,768	$347,183	$38,349	$85,180	$910,480

At December 31, 2010, approximately $439.8 million of Home Savings’ certificates of deposit will mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $182.5 million, as of December 31, 2010, were available from the FHLB. Also, Home Savings could pledge additional securities to obtain another $225.7 million in borrowing capacity.

The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2010:

Maturity	Amount
(Dollars in thousands)

Three months or less	$27,822
Over 3 months to 6 months	18,674
Over 6 months to 12 months	42,414
Over 12 months	104,676

Total	$193,586

The following table presents the amount of Home Savings’ certificates of deposit of $250,000 or more by the time remaining until maturity at December 31, 2010:

Maturity	Amount
(Dollars in thousands)

Three months or less	$1,952
Over 3 months to 6 months	2,600
Over 6 months to 12 months	5,265
Over 12 months	7,365

Total	$17,182

The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Beginning balance	$1,769,501	$1,885,931
Net decrease in brokered deposits	(15,033)	(130,166)
Net decrease in other deposits	(97,271)	(30,393)

Net deposits before interest credited	1,657,197	1,725,372
Interest credited	32,584	44,129

Ending balance	$1,689,781	$1,769,501

Net decrease	$(79,720)	$(116,430)

Percent decrease	(4.51)%	(6.17)%

Borrowings.  The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, it will be eligible for 100% of the advances available. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2010, Home Savings was in compliance with the QTL test. Home Savings may borrow up to an additional $182.5 million from the FHLB, and had $202.8 million in outstanding advances at December 31, 2010. None of the advances outstanding are callable.

The OTS Order requires United Community to obtain regulatory approval prior to incurring debt or increasing its debt position. As of December 31, 2010, United Community had no debt outstanding. United Community does not intend to seek approval to borrow additional funds in the near term.

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

EMPLOYEES

At December 31, 2010, Home Savings had 557 full-time equivalent employees. Home Savings believes that relations with its employees are good. Home Savings offers health, life, and disability benefits, a 401(k) plan, and an employee stock ownership plan for its employees.

REGULATION

United Community is a unitary thrift holding company within the meaning of the Home Owners Loan Act, as amended (HOLA), and is subject to regulation, examination, and oversight by the OTS, although there generally are no restrictions on the activities of United Community unless the OTS determines that there is reasonable cause to believe that an activity constitutes a serious risk to the financial safety, soundness, or stability of Home Savings. United Community has been notified that as of July 21, 2011, it will cease to be regulated by the OTS and will instead be regulated by the Federal Reserve as a result of the elimination of the OTS pursuant to the Dodd-Frank Wall Street Reform and Consumer Protections Act (the Dodd-Frank Act). Home Savings is subject to regulation, examination, and oversight by the Ohio Division and the FDIC, and it also is subject to certain provisions of the Federal Reserve Act. United Community and Home Savings are also subject to the provisions of the Ohio Revised Code applicable to corporations generally, including laws that restrict takeover bids, tender offers and control-share acquisitions involving public companies which have significant ties to Ohio.

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

Federal Reserve Board regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily checking accounts) up to $58.8 million (subject to an exemption of up to $10.7 million), and of 10% of net transaction accounts in excess of $58.8 million. At December 31, 2010, Home Savings was in compliance with its reserve requirements.

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

Home Savings has been deemed to be adequately capitalized by its regulators as of December 31, 2010. Federal law generally prohibits a unitary thrift holding company, such as United Community, from controlling any other savings association or savings and loan holding company without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company’s stock also may acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

Home Savings’ deposit insurance premiums have increased since 2008 because of the Bank’s regulatory status. FDIC insurance premiums have decreased in 2010 because of a special assessment discussed below. However, Home Savings may pay higher FDIC premiums in the future because bank failures have significantly reduced the deposit insurance fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums on all depository institutions. On May 22, 2009, the FDIC also implemented a special assessment on all insured depository institutions, which totaled $1.1 million for Home Savings and was paid on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. Although the prepayment of these assessments was mandatory for all insured depository institutions, the FDIC retained the discretion as supervisor and insurer to exempt any institution from the prepayment requirement under certain circumstances as set forth in its regulations. In accordance with this discretion, the FDIC exempted Home Savings from prepaying its quarterly risk-based assessment for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Instead, Home Savings must continue to pay its deposit insurance premiums on a quarterly basis.

In October 2010, the FDIC adopted a new restoration plan for the Deposit Insurance Fund to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. In November 2010, the FDIC issued a notice of proposed rulemaking to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act, effective April 1, 2011.

Item 1A.	Risk Factors

Like all financial companies, United Community’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.

The Bank has developed an Enterprise Risk Management Program. An Officers Risk Management Committee was appointed and leads the process of assessing risk and reviewing policies and procedures to enhance the Bank’s controls and risk management practices. The Enterprise Risk Management Plan was submitted to the FDIC and the Ohio Division for approval in December 2008. The Board also adopted the Corporate Risk Management and Control Policy of Home Savings in December 2008 and created the Board Compliance and Risk Management Committee. The Enterprise Risk Management Program was implemented in 2009 and will be an ongoing program that is expected to continue through 2011 and into the future.

Cease and desist orders prohibit dividends and restrict certain business activities.

United Community’s ability to pay regular quarterly dividends to shareholders depends to a large extent on the dividends received from Home Savings. The Bank Order prohibits Home Savings from paying dividends to United Community without prior regulatory approval. In addition, the OTS Order prohibits United Community from paying dividends to shareholders without prior regulatory approval. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and Home Savings’ earnings, capital requirements, financial condition and other factors. United Community has not paid cash dividends in the past two years. Furthermore, there can be no assurance when dividend payments will resume in the future.

The OTS Order prohibits United Community from issuing or renewing debt without prior approval.

Deteriorating economic conditions may adversely affect our results of operations and financial condition.

Dramatic declines in real estate values, along with high unemployment, have disrupted the national credit and capital markets over the last three years. As a result, many financial institutions have had to seek additional capital, merge with larger and stronger institutions, seek government assistance or bankruptcy protection and, in some cases, have been forced into a sale or closure by the bank regulatory agencies. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions, because of concern over the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected and to what extent, and whether management’s actions will effectively mitigate these external factors. The reduced availability of credit, the lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

Further, approximately 80.8% of the loans in Home Savings’ portfolio are secured in whole or in part by real estate. As residential real estate prices have declined in the last three years, defaults and foreclosures have increased. Commercial real estate values have also declined, and the owners of many income-producing properties are experiencing declines in their revenue, which may adversely affect their ability to repay their loans. Foreclosures and resolutions of nonperforming loans require significant personnel resources, and given the number of foreclosures in the courts within our market area, the resolution of foreclosures has slowed significantly. Properties acquired through foreclosure or by deed in lieu of foreclosure are taking longer to sell in the current economy, which increases the Company’s expenses for managing, maintaining and insuring real estate owned. If we are unable to sell properties at a price that will cover our expenses as well as the unpaid principal and interest on the loan, the resulting write-downs and losses adversely affect the Company’s net income.

Over the last four years, United Community has experienced a significant increase in the amount of impaired loans in its construction loan portfolio. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect both the contractual interest payments and the contractual principal payments, as scheduled in the loan agreement. Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. In the event a default on a construction loan occurs and foreclosure follows, we may need to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Approximately 10.1% of our total loans were construction loans at December 31, 2010. As a result, deterioration in the portfolio may adversely impact our earnings.

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

In our market area, we encounter significant competition from savings and loan associations, banks, credit unions, mortgage-banking firms, securities brokerage firms, asset management firms and insurance companies. Many of our competitors have substantially greater resources and lending limits than we do and may offer services that we do not or cannot provide. In order to compete, Home Savings may need to lower interest rates on its products to match interest rates offered by its competition, which could have a negative impact on net interest margin and earnings.

The Dodd-Frank Act and other legislative or regulatory changes or actions could adversely impact the financial services industry or our business, financial condition or results of operations.

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

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This new law will significantly change the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Company will not be known for months and even years.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than United Community, and some will affect only institutions with different charters than Home Savings or institutions that engage in activities in which the Company does not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on the Company are the following:

•	the Dodd-Frank Act abolishes the OTS and transfers its functions to other federal banking agencies;

•	the Dodd-Frank Act creates a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for thrift holding companies will be adopted and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts will be eliminated effective in July 2011;

•	the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums will be expanded to include liabilities other than just deposits; and

•	new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation, and to consider the independence of compensation advisers, and new executive compensation disclosure requirements.

Although it is impossible for management to predict at this time all the effects the Dodd-Frank Act will have on the Company and the rest of the financial institution industry, it is possible that the Company’s interest expense could increase and deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital. United Community expects that operating and compliance costs will increase and could adversely affect its financial condition and results of operations. United Community has been notified that as of July 21, 2011, it will cease to be regulated by the OTS and will instead be regulated by the Federal Reserve.

The preparation of financial statements requires management to make estimates about matters that are inherently uncertain.

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. Three of the most critical estimates are the level of the allowance for loan losses, the fair value of real estate owned and the valuation of mortgage servicing rights. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses, sustain loan losses that are significantly higher than the provided allowance, or recognize a significant provision for the impairment of mortgage servicing rights. Material additions to the allowance for loan losses and any loan losses that exceed our reserves would materially adversely affect our results of operations and financial condition.

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

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. As we experience loan losses, additional capital may need to be infused. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required to raise additional capital. Any such capital raises may dilute current shareholders’ ownership interest. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

The OTS Order was amended effective November 5, 2010. This amendment removed a requirement in the original OTS Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. This capital plan is consistent with and incorporated into the strategic planning process that Home Savings has undertaken for the past two years under the terms of the Bank Order. This plan was submitted to the OTS in January 2011.

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

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and probable incurred losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loan loss allowance will be adequate in the future.

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

The integrity of the foreclosure process is important to the Company’s business as an originator and servicer of residential mortgages. As a result of the Company’s continued focus of concentrating its lending efforts in its primary markets in Ohio, as well as servicing loans for the Federal National Mortgage Association (Fannie Mae) and the Federal Home Loan Mortgage Company (Freddie Mac), the Company does not anticipate suspending any of its foreclosure activities. During the third quarter of 2010, the Company reviewed its foreclosure procedures. The results of our review to date have not given rise to any known demands, commitments, events or uncertainties that we reasonably expect to have a material favorable or unfavorable impact on our results of operations, liquidity, or capital resources. We have implemented additional reviews and procedures of pending and future foreclosures to ensure that all appropriate actions are taken to enable foreclosure actions to continue. Nevertheless, the Company could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and the Company’s financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

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

Home Savings owns its corporate headquarters building located in Youngstown, Ohio. Of Home Savings’ 38 branch offices, 31 are owned and the remaining offices are leased. Loan origination offices are leased under long-term lease agreements. The information contained in Note 9 “Premises and Equipment” to the consolidated financial statements is incorporated herein by reference.

Item 3.	Legal Proceedings

United Community and its subsidiaries are parties to litigation arising in the normal course of business. While it is impossible to determine the ultimate resolution of these contingent matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There were 37,804,457 common shares of United Community stock issued and 30,951,032 shares outstanding and held by approximately 10,000 record holders as of February 28, 2011. United Community’s common shares are traded on The Nasdaq Stock Market® under the symbol “UCFC”. Quarterly stock prices and dividends declared are shown in the following table.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2010
High	$1.90	$2.30	$1.84	$1.55
Low	1.15	1.50	1.15	1.12
Dividends declared and paid	—	—	—	—

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009
High	$1.59	$2.72	$1.80	$1.80
Low	0.46	0.99	0.80	1.28
Dividends declared and paid	—	—	—	—

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

Under the terms of the OTS Order, United Community must seek regulatory approval prior to the repurchase of any shares. United Community did not repurchase any shares during 2010.

Performance Graph

The following graph compares the cumulative total return on United Community’s common shares since December 31, 2005, with the total return of an index of companies whose shares are traded on The Nasdaq Stock Market and an index of publicly traded thrift institutions and thrift holding companies. The graph assumes that $100 was invested in United Community shares on December 31, 2005.

United Community Financial Corp.
Total Return Performance

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
United Community Financial Corp.	100.00	106.70	50.45	8.66	13.95	12.89
NASDAQ Composite	100.00	110.39	122.15	73.32	106.57	125.91
SNL Thrift	100.00	116.57	69.93	44.50	41.50	43.37

Item 6.	Selected Financial Data

	At December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands)

Selected financial condition data:
Total assets	$2,197,298	$2,338,427	$2,618,073	$2,771,117	$2,703,545
Cash and cash equivalents	37,107	45,074	43,417	33,502	33,711
Securities:
Trading, at fair value	—	—	—	312	559
Available for sale, at fair value	362,042	281,348	215,731	240,035	233,936
Loans held for sale	10,870	10,497	16,032	87,236	26,960
Loans, net	1,649,486	1,866,018	2,203,453	2,236,988	2,253,559
Federal Home Loan Bank stock, at cost	26,464	26,464	26,464	25,432	25,432
Cash surrender value of life insurance	27,303	26,198	25,090	24,053	23,137
Assets of discontinued operations	—	—	5,562	20,314	20,923
Deposits	1,689,781	1,769,501	1,885,931	1,875,206	1,822,935
Borrowed funds	300,615	318,156	462,872	586,786	562,862
Liabilities of discontinued operations	—	—	2,388	4,371	4,475
Total shareholders’ equity	176,055	219,783	234,923	269,714	281,333

	Year Ended December 31,
	2010	2009	2008	2007	2006
		(Dollars in thousands)

Summary of earnings:
Interest income	$110,748	$131,863	$152,178	$168,815	$163,763
Interest expense	39,387	55,949	78,916	96,103	83,953

Net interest income	71,361	75,914	73,262	72,712	79,810
Provision for loan losses	62,427	49,074	25,329	28,750	4,347

Net interest income after provision for loan losses	8,934	26,840	47,933	43,962	75,463
Non-interest income	21,893	13,918	5,784	14,302	13,203
Non-interest expenses	68,331	63,640	94,186 (1)	55,640	53,310

Income (loss) before taxes and discontinued operations	(37,504)	(22,882)	(40,469)	2,624	35,356
Income tax expense (benefit)	(231)	(1,160)	(3,240)	910	12,393

Net income (loss) before discontinued operations	(37,273)	(21,722)	(37,229)	1,714	22,963
Discontinued operations
Net income of Butler Wick Corp., net of tax	—	4,949	1,950	2,419	1,148

Net income (loss)	$(37,273)	$(16,773)	$(35,279)	$4,133	$24,111

(1)	Non-interest expense in 2008 includes a goodwill impairment charge of $33.6 million.

	At or for the Year Ended December 31,
	2010	2009	2008	2007	2006

Selected financial ratios and other data:
Performance ratios:
Return on average assets(1)	(1.62)%	(0.67)%	(1.30)%	0.15%	0.92%
Return on average shareholders’ equity(2)	(17.28)%	(6.92)%	(12.91)%	1.44%	8.72%
Interest rate spread(3)(4)	3.06%	2.91%	2.53%	2.41%	2.84%
Net interest margin(3)(5)	3.30%	3.20%	2.87%	2.84%	3.24%
Non-interest expense to average assets(3)	2.97%	2.54%	2.22%	2.04%	2.03%
Efficiency ratio(3)(6)	76.37%	65.60%	68.53%	62.77%	56.68%
Average interest earning assets to average interest bearing liabilities(3)	112.68%	112.46%	110.85%	111.59%	111.74%
Capital ratios:
Average equity to average assets	9.38%	9.68%	10.03%	10.56%	10.53%
Shareholders’ equity to assets at year end	8.01%	9.39%	8.97%	9.73%	10.41%
Home Savings’ Tier 1 leverage ratio	7.84%	8.22%	8.20%	7.47%	7.68%
Home Savings’ Tier 1 risk-based capital ratio	11.26%	11.53%	10.80%	9.26%	9.49%
Home Savings’ Total risk-based capital ratio	12.54%	12.80%	12.06%	11.88%	11.70%
Asset quality ratios:
Nonperforming loans to loans, net(7)	8.46%	6.21%	4.76%	4.41%	2.37%
Nonperforming assets to total assets at year end(8)	8.19%	6.28%	5.12%	3.94%	2.10%
Allowance for loan losses as a percent of loans	2.99%	2.22%	1.61%	1.41%	0.75%
Allowance for loan losses as a percent of nonperforming loans(7)	36.47%	36.49%	34.29%	32.42%	31.73%
Texas ratio(9)	79.43%	56.18%	49.68%	36.34%	19.10%
Total classified assets as a percent of Tier 1 capital	124.52%	117.77%	58.08%	71.99%	26.64%
Net chargeoffs as a percent of average loans	3.03%	2.10%	0.96%	0.60%	0.14%
Total 90+ days past due as a percent of total loans, net	7.51%	5.76%	4.53%	4.14%	2.32%
Number of:
Loans	32,765	42,121	44,195	44,842	46,333
Deposit accounts	169,291	176,010	180,531	187,132	189,588
Per share data:
Basic earnings (loss) from continuing operations(10)(11)	$(1.22)	$(0.73)	$(1.26)	$0.06	$0.77
Basic earnings from discontinued operations(10)(11)	—	0.17	0.06	0.08	0.04
Basic earnings (loss)(10)(11)	(1.22)	(0.56)	(1.20)	0.14	0.81
Diluted earnings (loss) from continuing operations(10)(11)	(1.22)	(0.73)	(1.26)	0.06	0.76
Diluted earnings from discontinued operations(10)(11)	—	0.17	0.06	0.08	0.04
Diluted earnings (loss)(10)(11)	(1.22)	(0.56)	(1.20)	0.14	0.80
Book value(12)	5.69	7.11	7.60	8.73	8.83
Tangible book value(13)	5.67	7.09	7.57	7.60	7.95
Cash dividend per share	—	—	0.1386	0.3697	0.3502
Dividend payout ratio(14)	n/a	n/a	(12.61)%	271.43%	43.90%

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average total equity.

(3)	Ratios have been revised to reflect the impact of discontinued operations. Ratios exclude the effect of goodwill impairment charges recognized.

(4)	Difference between weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities.

(5)	Net interest income as a percentage of average interest earning assets.

(6)	Non-interest expense, excluding the amortization of core deposit intangible and the goodwill impairment charge, divided by the sum of net interest income and non-interest income, excluding gains and losses on securities, other than temporary impairment charges, foreclosed assets and gain on branch sale.

(7)	Nonperforming loans consist of nonaccrual loans, loans past due ninety days and still accruing, and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans, real estate acquired in settlement of loans and other repossessed assets.

(9)	Nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses

(10)	Earnings per share were retroactively adjusted to reflect the effect of a 2.8% stock dividend declared in November 2008.

(11)	Net income divided by average number of basic or diluted shares outstanding.

(12)	Shareholders’ equity divided by the number of shares outstanding.

(13)	Shareholders’ equity minus goodwill and core deposit intangible divided by the number of shares outstanding.

(14)	Historical per share dividends declared and paid for the year divided by the diluted earnings per share for the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion and analysis of the financial condition and results of operations of United Community and its subsidiary should be read in conjunction with the consolidated financial statements, and the notes thereto, included in this Annual Report.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipate,” “plan,” “expect,” “believe,” and similar expressions as they relate to United Community or its management are intended to identify such forward-looking statements. United Community’s actual results, performance or achievements may differ materially from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, governmental interference in the U.S. financial markets, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations and rapidly changing technology affecting financial services.

Changes in Financial Condition

Total assets decreased $141.1 million, or 6.0%, from $2.3 billion at December 31, 2009 to $2.2 billion at December 31, 2010. The net change in assets consisted primarily of decreases of $216.5 million in net loans, $8.0 million in cash and cash equivalents, and $5.6 million in other assets. These decreases were offset partially by increases of $80.7 million in securities available for sale and $9.4 million in real estate owned and other repossessed assets. Total liabilities decreased $97.4 million, or 4.6%, primarily as a result of decreases of $91.5 million in interest-bearing deposits and $18.5 million in Federal Home Loan Bank advances, partially offset by a $11.8 million increase in noninterest-bearing deposits.

Funds not currently utilized for general corporate purposes are invested in overnight funds and securities. Cash and cash equivalents decreased $8.0 million, or 17.7%, to $37.1 million at December 31, 2010, compared to $45.1 million at December 31, 2009.

Available for sale securities increased $80.7 million during 2010 primarily as a result of purchases of securities aggregating $568.3 million, offset partially by sales (net of gains of $8.8 million) of $387.5 million and paydowns and maturities of $87.5 million. The majority of United Community’s available for sale portfolio is held by Home Savings. See Note 5 to the consolidated financial statements for additional information regarding the Company’s investment portfolio.

Net loans decreased $216.5 million, or 11.6%, to $1.6 billion at December 31, 2010, compared to $1.9 billion at December 31, 2009. Real estate loans decreased $164.2 million, consumer loans decreased $29.7 million, and commercial loans decreased $13.9 million. The decrease in real estate loans is attributable primarily to the Company’s desire to reduce exposure to commercial real estate and residential construction lending. This reduction was further impacted by the level of charge-offs in these two portfolios. During the year, the Company charged off $21.2 million in commercial real estate loans and $20.3 million in residential construction loans for a total of $41.5 million. Of this total, $11.5 million can be attributed to three loan relationships. See Note 6 to the consolidated financial statements for additional information regarding the composition of net loans.

Loans held for sale were $10.9 million at December 31, 2010, compared to $10.5 million at December 31, 2009. The change was primarily attributable to the timing of sales during the period. Home Savings sells a portion of newly originated loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future. As of December 31, 2009, Home Savings no longer purchases other loans sold in the secondary market.

For residential real estate lending, customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit for up to an additional 15% of the appraised value without having to purchase mortgage insurance. In addition, Home Savings offers a first-time homebuyers product that permits a 95% loan-to-value and has no mortgage insurance requirement. At December 31, 2010, loans to first-time homebuyers with an original loan-to-value of 95% aggregated $41.4 million, and $5.3 million of such loans were originated in 2010. Home Savings does not offer products where customers may pay a monthly amount that is less than the interest expense incurred on the loan. Further, Home Savings does not offer loan products where customers may qualify for the loan based on their ability to pay a minimum payment, even though the customers will be required to pay a significantly higher monthly payment in future periods unless the mortgage is prepaid. Interest-only loans are originated for sale only.

Allowance for Loan Losses.  The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for possible loan losses charged to expense. The allowance for loan losses increased to $50.9 million at December 31, 2010, from $42.3 million at December 31, 2009, an increase of $8.6 million. The allowance for loan losses as a percentage of net loans was 2.99% at December 31, 2009, compared to 2.22% at December 31, 2009. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

The increase in the allowance for loan losses in 2010 was primarily a result of the level of allowance assigned to the nonresidential real estate loan portfolio. At December 31, 2010, the allowance assigned to the nonresidential real estate portfolio aggregated $12.6 million, an increase of $6.7 million from the previous year. This increase was a result of an increased level of impairment associated with that portfolio due to depressed collateral values securing such loans and an increase in classified assets of $9.1 million. Also contributing to this increase are charge-offs of $16.0 million in 2010 which caused the historical loan loss factor applied to the remaining portfolio to increase. See Note 6 to the financial statements for a summary of the allowance for loan losses. The following table summarizes the trend in the allowance for loan losses for 2010.

	Allowance for Loan Losses
	December 31,				December 31,
	2009	Provision	Recovery	Chargeoff	2010
	(Dollars in thousands)

Real Estate Loans
Permanent
One-to four-family residential	$6,546	$8,226	$312	$(6,945)	$8,139
Multifamily residential	2,182	7,531	7	(4,638)	5,082
Nonresidential	5,894	22,605	17	(15,957)	12,559
Land	666	2,233	—	(613)	2,286

Total	15,288	40,595	336	(28,153)	28,066

Construction Loans
One-to four-family residential	18,787	9,679	133	(20,339)	8,260
Multifamily and nonresidential	233	349	—	(309)	273

Total	19,020	10,028	133	(20,648)	8,533

Consumer Loans
Home Equity	2,390	1,804	79	(1,309)	2,964
Auto	162	(28)	50	(80)	104
Marine	701	327	15	(682)	361
Recreational vehicle	1,392	1,737	62	(1,672)	1,519
Other	314	239	332	(573)	312

Total	4,959	4,079	538	(4,316)	5,260

Commercial Loans
Secured	1,084	2,165	20	(658)	2,611
Unsecured	1,936	5,560	221	(1,304)	6,413

Total	3,020	7,725	241	(1,962)	9,024

Total	$42,287	$62,427	$1,248	$(55,079)	$50,883

Impaired Loans.  The total outstanding balance of all impaired loans was $156.5 million at December 31, 2010 as compared to $118.8 million at December 31, 2009. The schedule below summarizes impaired loans for 2010 and 2009.

	Impaired Loans
	December 31,	December 31,
	2010	2009	Change
	(Dollars in thousands)

Real Estate Loans
Permanent
One-to four-family residential	$25,493	$18,764	$6,729
Multifamily residential	11,487	7,863	3,624
Nonresidential	58,861	25,686	33,557
Land	5,569	5,160	409

Total	101,410	57,473	44,319

Construction Loans
One-to four-family residential	46,672	53,666	(6,994)
Multifamily and nonresidential	382	392	(392)

Total	47,054	54,058	(7,386)

Consumer Loans
Home Equity	1,438	2,088	(650)
Auto	55	30	25
Boat	—	1,103	(1,103)
Recreational vehicle	47	353	(306)
Other	7	8	(1)

Total	1,547	3,582	(2,035)

Commercial Loans
Secured	2,171	3,365	(1,194)
Unsecured	4,273	327	3,946

Total	6,444	3,692	2,752

Total Impaired Loans	$156,455	$118,805	$37,650

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

A debt restructuring is not necessarily a troubled debt restructuring for purposes of this definition even if the borrower is experiencing some financial difficulties. In general, a borrower that can obtain funds from other sources at market interest rates at or near those for non-troubled debt, is not involved in a troubled debt restructuring. A troubled debt restructuring is not involved if:

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

Included in impaired loans above are certain loans Home Savings considers troubled debt restructurings. The change in troubled debt restructurings for the year ended December 31, 2010 was as follows:

	Troubled Debt Restructurings
	December 31,	December 31,
	2010	2009	Change
	(Dollars in thousands)

Real Estate Loans
Permanent
One-to four-family	$10,830	$2,167	$8,663
Multifamily residential	2,410	—	2,410
Nonresidential	22,313	3,595	18,718
Land	1,344	1,050	294

Total	36,897	6,812	30,085

Construction Loans
One-to four-family residential	6,879	15,213	(8,334)
Multifamily and nonresidential	—	—	—

Total	6,879	15,213	(8,334)

Consumer Loans
Home Equity	347	240	107
Auto	9	18	(9)
Marine	—	—	—
Recreational vehicle	—	—	—
Other	7	8	(1)

Total	363	266	97

Commercial Loans
Secured	348	357	(9)
Unsecured	84	—	84

Total	432	357	75

Total Restructured Loans	$44,571	$22,648	$21,923

Troubled debt restructured loans that were on nonaccrual status aggregated $11.2 million and $5.0 million at December 31, 2010 and 2009, respectively. Such loans are considered nonperforming loans. Troubled debt restructured loans that were accruing according to their terms aggregated $33.4 million and $17.6 million at December 31, 2010 and 2009, respectively. All troubled debt restructured loans are considered impaired loans.

Nonperforming Loans.  Nonperforming loans consists of all loans past due 90 days and on nonaccrual status, loans past due 90 days and still accruing and loans past due less than 90 days and on nonaccrual status. Nonperforming loans increased $23.6 million from $115.9 million at December 31, 2009, to $139.5 million at December 31, 2010. The schedule below summarizes the change in nonperforming loans during 2010.

	Nonperforming Loans
	December 31,	December 31,
	2010	2009	Change
	(Dollars in thousands)

Real Estate Loans
Permanent
One-to four-family residential	$27,417	$26,766	$651
Multifamily residential	10,983	7,863	3,120
Nonresidential	39,838	24,091	15,747
Land	5,188	5,160	28

Total	83,426	63,880	19,546

Construction Loans
One-to four-family residential	44,021	42,819	1,202
Multifamily and nonresidential	2,414	392	2,022

Total	46,435	43,211	3,224

Consumer Loans
Home Equity	3,389	3,168	221
Auto	89	148	(59)
Marine	—	1,103	(1,103)
Recreational vehicle	237	900	(663)
Other	10	64	(54)

Total	3,725	5,383	(1,658)

Commercial Loans
Secured	1,822	3,061	(1,239)
Unsecured	4,123	352	3,771

Total	5,945	3,413	2,532

Total Nonperforming Loans	$139,531	$115,887	$23,644

Accounting substantially for the $23.6 million increase in nonperforming loans during 2010 was an increase of $15.7 million in loans secured by nonresidential real estate. This change was primarily a result of the addition of nine loans totaling $21.7 million whose status at year-end was nonaccrual. This increase was partially offset by three loans totaling $5.8 million ceasing to be in nonaccrual status. The total amount of nonperforming nonresidential real estate loans at December 31, 2010 aggregated $39.8 million. Included in this amount are ten loan relationships totaling $29.0 million, all in excess of $1.0 million.

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 or more days past due. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent cash receipts on nonaccrual loans are recorded as a reduction of principal. Interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as nonaccrual does not precluded the ultimate collection of loan principal or interest.

The Company continues to monitor changes in nonperforming loans due to rapidly changing conditions in the current economic environment. Nonperforming loans at February 28, 2011 were $143.3 million, compared to $139.5 million at December 31, 2010. Real estate owned and other repossessed assets at February 28, 2011 were $37.4 million, compared to $40.3 million at December 31, 2010.

FHLB stock remained at $26.5 million at December 31, 2010, which was the same at December 31, 2009. The quarterly dividend payments received by Home Savings from the FHLB were paid in cash over the past two years. At its discretion, the FHLB may pay dividends in shares of FHLB stock in lieu of cash, as was the case three years prior.

Premises and equipment decreased $1.1 million from $23.1 million at December 31, 2009 to $22.1 million at December 31, 2010. The primary cause of this change was attributable to depreciation expense exceeding new fixed assets placed into service in 2009.

Accrued interest receivable decreased $1.4 million or 15.1%, to $7.7 million at December 31, 2010, compared to $9.1 million at December 31, 2009. Interest accrued on mortgage loans decreased $6.9 million due primarily to a decrease in the average balance of that portfolio of $136.4 million and to a lesser extent an increase of $1.2 million in reserves for uncollected interest on mortgage loans. Interest accrued on installment loans decreased $72,000, due primarily to a decrease in the average balance of that portfolio. These declines were offset partially by an increase in interest accrued on commercial loans of $5.3 million. The increase in the reserves for uncollected interest is affected directly by the increase in loans on nonaccrual status. Interest accrued on securities available for sale also increased $345,000 due primarily to timing as to when interest is paid on these securities.

Real estate owned and other repossessed assets increased $9.4 million or 30.3% during the year ended December 31, 2010, as compared to the year ended December 31, 2009. The following table summarizes the activity in real estate owned and other repossessed assets during the year.

	Real Estate Owned	Repossessed Assets	Total
	(Dollars in thousands)

Balance at December 31, 2009	$30,340	$622	$30,962
Acquisitions	32,408	1,393	33,801
Sales	(18,262)	(1,593)	(19,855)
Change in valuation allowance	(4,572)	—	(4,572)

Balance at December 31, 2010	$39,914	$422	$40,336

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type:

		Valuation
	Balance	Allowance	Net Balance
		(Dollars in thousands)

Real estate owned
One-to four-family	$10,458	$(136)	$10,322
Multifamily residential	6,769	(1,048)	5,721
Nonresidential	3,244	—	3,244
One-to four-family residential construction	25,920	(6,148)	19,772
Land	855	—	855

Total real estate owned	47,246	(7,332)	39,914
Repossessed assets
Marine	200	—	200
Recreational vehicle	222	—	222

Total repossessed assets	422	—	422

Total real estate owned and other repossessed assets	$47,668	$(7,332)	$40,336

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

Home Savings has an investment in bank-owned life insurance, which provides insurance on the lives of certain employees where Home Savings is the beneficiary. Bank-owned life insurance provides a long-term asset to offset long-term benefit obligations, while generating competitive investment yields. Home Savings recognized $1.1 million as other non-interest income based on the change in cash value of the policies in 2010. The increase in the cash value of the policies is tax exempt. Additionally, any death benefit proceeds received by Home Savings are tax-free.

Other assets decreased $5.6 million during 2010 as a result of a change in deferred tax assets. During the year, the deferred tax asset of $3.7 million that existed at December 31, 2009, was reduced to zero due to execution of tax planning strategies. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

When determining the amount of net deferred tax assets that are more likely than not to be realized, United Community conducts a regular assessment of all available evidence, both positive and negative. This evidence includes, but is not limited to, taxable income in prior periods, projected future income, projected future reversals of deferred tax items and the effects of tax law changes. Based on these criteria, and in particular activity surrounding the provision for loan losses, United Community determined that it was necessary to establish a full valuation allowance against the deferred tax asset at December 31, 2010. The determination was made as the Company’s 2010 loss maintained a three-year cumulative loss position, the threshold after which there is a rebuttable presumption that a Company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. A net deferred tax asset of $0 remains after the valuation allowance, representing the amount remaining available for carry back throughout 2011. United Community will continue to monitor its deferred tax position and may adjust the valuation allowance, as available evidence changes.

Total deposits decreased $79.7 million to $1.7 billion at December 31, 2010, compared to $1.8 billion at December 31, 2009. The change is primarily as a result of a decrease in certificates of deposit of $129.5 million, offset partially by increases in savings accounts of $16.0 million and in checking accounts of $13.4 million. The change in certificates of deposit is attributable to a decline in retail certificates of deposit of $114.5 million ($19.7 million of which was attributable to the sale of a branch in March 2010) and a decrease in brokered certificates of deposit of $15.0 million. In the third quarter of 2008, Home Savings utilized the services of an investment broker to attract brokered certificates of deposit. These deposits were utilized to temporarily enhance the Company’s liquidity. Pursuant to the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit without prior consent of the FDIC and the Ohio Division. Management continually evaluates many variables when pricing deposits, including cash requirements, liquidity targets, asset growth rates, the liability mix and interest rate risk. All brokered deposits matured in the third quarter of 2010 and, as a result, Home Savings had no brokered deposits at December 31, 2010. The Company does not intend to pursue additional brokered deposits in the near term.

Funds needed in excess of deposit growth are borrowed in the normal course of business. Home Savings has an established credit relationship with the Federal Home Loan Bank of Cincinnati under which Home Savings could borrow up to $385.3 million as of December 31, 2010. Of the total borrowing capacity at the Federal Home Loan Bank, Home Savings had outstanding advances of $202.8 million at December 31, 2010, which is a decrease of $18.5 million compared to December 31, 2009. These borrowings are collateralized primarily by one-to four-family residential mortgage loans.

Repurchase agreements used for general corporate purposes have increased $964,000 to $97.8 million at December 31, 2010. Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $129.4 million at December 31, 2010 and $125.7 million at December 31, 2009. Securities sold under agreements to repurchase are typically held by the brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to United Community.

The OTS Order requires United Community to obtain regulatory approval prior to incurring debt or increasing its debt position. As of December 31, 2010, United Community had no debt outstanding, and United Community does not intend to seek approval to borrow additional funds in the near term.

Accrued interest payable decreased during 2010 as a result of a net decrease in deposits and borrowings mentioned above.

Shareholders’ equity decreased $43.7 million at December 31, 2010, compared to December 31, 2009. The change was primarily attributable to the net loss of $37.3 million for the year. Also contributing to the decline was a $8.9 million change in other comprehensive income, due to a current unrealized loss position on available for sale securities. Book value per share and tangible book value per share were $5.69 and $5.67, respectively, as of December 31, 2010. Book value per share and tangible book value per share were $7.11 and $7.09, respectively, as of December 31, 2009. See Note 17 for current details on current capital levels at Home Savings.

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

Net Loss — Net loss for the year ended December 31, 2010 was $37.3 million, compared to a net loss of $16.8 million for the year ended December 31, 2009. This change was due primarily to a decrease in net interest income and increases in the provision for loan losses and noninterest expenses offset partially by increased noninterest income in 2010.

Net Interest Income — Net interest income for the year ended December 31, 2010, was $71.4 million compared to $75.9 million for 2009. Both interest income and interest expense decreased, with a larger decline in interest income. Total interest income decreased $21.1 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. The change in interest income was primarily the result of a decline of $20.7 million in interest earned on loans, which was primarily a result of a decrease of $255.1 million in the average balance of outstanding loans and increases in nonaccrual loans. United Community also experienced a decrease in the yield on net loans of 33 basis points. Interest income was further impacted by the change in nonaccrual loans, which increased to $133.2 million at December 31, 2010 and resulted in foregone interest income of $6.2 million during the twelve months ended December 31, 2010. The Company’s construction and segments of its commercial real estate loan portfolios declined due to executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.

Total interest expense decreased $16.6 million for the twelve months ended December 31, 2010, as compared to the same period last year. The change was due primarily to reductions of $13.9 million in interest paid on deposits, $2.2 million in interest paid on Federal Home Loan Bank advances and $430,000 in interest paid on repurchase agreements and other borrowings. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balances of certificates of deposit declined $155.2 million, while non-time deposits increased $47.8 million. Also contributing to the change was a reduction of 72 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 46 basis points.

The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $71.6 million, as well as a rate decrease on those borrowings of 36 basis points in 2010 compared to 2009. The rate on short-term advances from the Federal Home Loan Bank has decreased as the Bank used short-term overnight advances to fund maturing term advances during the period. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the average balances of $8.9 million in those liabilities.

Provision for Loan Losses — A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased to $62.4 million in 2010, compared to $49.1 million in 2009. The increase in the provision for loan losses in 2010 is primarily the result of credit downgrades within the commercial real estate portfolio and specific reserves assigned to a number of commercial real estate properties. Also contributing to the increase is the effect of charge-offs to record foreclosed and repossessed assets at fair value before the Company takes possession of the properties in satisfaction of outstanding loans.

Non-interest Income — Noninterest income increased in 2010 to $21.9 million, as compared to $13.9 million in 2009. Driving the increase in noninterest income was an increase in gains realized on the sale of available for sale securities of $8.8 million, along with a gain recognized on the sale of Home Savings’ Findlay, Ohio branch of $1.4 million. A decline in losses recognized in the valuation of the Company’s real estate owned portfolio further improved noninterest income. These increases were offset partially by a valuation allowance of $1.3 million established on the Bank’s deferred mortgage servicing rights in the second quarter and lower mortgage banking income due to fewer gains being recognized on loan sales.

Non-interest Expense — Noninterest expense was $68.3 million in the year ended December 31, 2010, compared to $63.6 million for the year ended December 31, 2009. The increase in noninterest expense was driven by higher salaries and employee benefit expenses of $2.2 million, along with higher professional fees associated with legal expenses paid by the Company during 2010 as compared to 2009. Further contributing to this increase was the recognition of higher expenses associated with real estate owned and other repossessed assets acquired in the settlement of loans. These increases were offset by a $1.6 million decline in deposit insurance premiums recognized during the year ended December 31, 2010 as compared to the 2009 fiscal year.

Higher salaries and employee benefit expenses were primarily the result of the prepayment of the ESOP loan and subsequent allocation of shares to plan participants. Professional fees include legal, audit, tax consulting and other professional services obtained by the Company. Legal fees were elevated during 2010 primarily because of the continued resolution of asset quality issues. Lower insurance premiums were incurred during 2010 as compared to 2009 because of a special assessment imposed on member banks in the second quarter of 2009. A similar assessment was not imposed in 2010. Federal deposit insurance premiums are expected to aggregate $5.5 million in 2011.

After Home Savings takes possession of property in satisfaction of nonperforming loans, repairs, routine maintenance, utilities and real estate taxes are expensed as incurred in order to maintain the properties in saleable condition. Expenses to maintain other real estate owned are expected to level off in 2011 due to this change in methodology in accounting for real estate taxes despite the increased number of properties owned by Home Savings in resolving nonperforming loans.

Federal Income Taxes — For the year ended December 31, 2010, United Community recorded a $231,000 benefit for income taxes as a result of a normally recurring tax true-up upon filing of tax returns. Refer to Note 15 for additional disclosure on these expenses.

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

Total interest expense decreased $23.0 million for the year ended December 31, 2009, compared to the year ended December 31, 2008. The change was primarily due to reductions of $14.3 million in interest paid on deposits, $6.6 million in interest paid on Federal Home Loan Bank advances and $2.2 million in interest paid on repurchase agreements and other borrowings, respectively. The overall decrease in interest expense was attributable to a decline in the average balances of interest bearing checking accounts of $44.7 million, as well as a reduction of 110 basis points in the cost of those liabilities, a decline in the average balance of certificates of deposit of $57.4 million, and a decline in the cost of certificates of deposit of 61 basis points. These declines were offset partially by an increase in the average balance of savings accounts of $14.9 million, along with an increase in the cost of those deposits of three basis points.

The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a $70.0 million decrease in the average balance of those funds, as well as a rate decrease on those borrowings of 138 basis points in 2009 compared to 2008. The rate on short-term advances from the Federal Home Loan Bank has decreased due to the Federal Reserve’s action to keep the Federal Funds rate low in 2009. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in average balances of $39.6 million and a decline in the rate paid on these borrowings of 41 basis points.

Provision for Loan Losses — The provision for loan losses was $49.1 million for the year ended December 31, 2009, compared to $25.3 million for the year ended December 31, 2008, an increase of $23.7 million, or 93.7%. Management’s analysis of the loan portfolio led to additions to the loan loss provision of $13.9 million related to the permanent real estate portfolio, $20.5 million related to the construction loan portfolio, $5.4 million related to the consumer loan portfolio and $9.3 million related to the commercial portfolio. Net loan chargeoffs for the year ended December 31, 2009 were $42.7 million, compared to $21.4 million for the year ended December 31, 2008. The allowance for loan losses totaled $42.3 million at December 31, 2009, which was 2.22% of net loans and 36.49% of nonperforming loans, compared to $36.0 million at December 31, 2008, which was 1.61% of net loans and 34.29% of nonperforming loans.

Non-interest Income — Non-interest income increased $8.1 million, or 140.6%, to $13.9 million for the year ended December 31, 2009, from $5.8 million for the year ended December 31, 2008. The change occurred primarily because of lower other-than- temporary impairment charges on securities available for sale, higher gains recognized on the sale of loans, and higher mortgage loan servicing fee income. United Community tests its investment portfolio for impairment on a recurring basis. Based on the available information, an impairment charge is taken if it a security is trading below its cost for an extended period of time and the likelihood of recovery is uncertain. Based on these assessments, an other-than-temporary impairment charge of $4.9 million was recognized in 2008 on a Fannie Mae auction rate pass through trust security that had a cost of $5.0 million. Additional charges related to this security aggregated $26,000 in 2009. Equity securities of certain financial institutions owned by United Community were included in the assessment. In 2008, an impairment charge was recognized on these securities of $1.1 million. Additional charges recognized in 2009 were $752,000.

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

Discontinued Operations — Net income recognized on the discontinued operations of Butler Wick increased $3.0 million from $2.0 million for the year ended December 31, 2008 to $4.9 million for the year ended December 31, 2009. The primary cause of the change was the successful completion of the sale of Butler Wick Trust during 2009, in which a $7.9 million gain on that sale was recognized. In 2008, the Company sold Butler Wick & Co., Inc. and recognized a gain of $3.3 million.

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

United Community charged off its goodwill asset in full as of September 30, 2008. As of December 31, 2010, United Community held an investment of $485,000 in intangible assets, which it is amortizing over its useful life.

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

	Year Ended December 31,
	2010			2009			2008
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest earning assets:
Net loans(1)	$1,777,537	$97,413	5.48%	$2,032,669	$118,122	5.81%	$2,231,692	$136,556	6.12%
Loans held for sale	9,209	415	4.51%	26,898	1,006	3.74%	9,674	466	4.82%
Securities:
Trading	—	—	—%	—	—	—%	184	3	1.63%
Available for sale	327,782	11,727	3.58%	266,121	11,455	4.30%	276,396	13,652	4.94%
Federal Home Loan Bank stock	26,464	1,158	4.38%	26,464	1,223	4.62%	25,878	1,360	5.26%
Other interest earning assets	24,695	35	0.14%	20,634	57	0.28%	13,135	141	1.07%

Total interest earning assets	2,165,687	110,748	5.11%	2,372,786	131,863	5.56%	2,556,959	152,178	5.95%
Assets of discontinued operations	—			1,034			22,965
Non-interest earning assets	134,263			131,881			144,096

Total assets	$2,299,950			$2,505,701			$2,724,020

Interest bearing liabilities:
Deposits:
Checking accounts	$412,672	$3,176	0.77%	$382,076	$4,297	1.12%	$426,790	$9,475	2.22%
Savings accounts	212,146	792	0.37%	194,957	933	0.48%	180,010	811	0.45%
Certificates of deposit	956,824	28,094	2.94%	1,112,042	40,755	3.66%	1,169,403	49,953	4.27%
Federal Home Loan Bank advances	242,680	3,588	1.48%	314,237	5,797	1.84%	384,260	12,358	3.22%
Repurchase agreements and other	97,717	3,737	3.82%	106,631	4,167	3.91%	146,233	6,319	4.32%
Total interest bearing liabilities	$1,922,039	39,387	2.05%	$2,109,943	55,949	2.65%	$2,306,696	78,916	3.42%

Liabilities of discontinued operations	—			1,770			8,290
Non-interest bearing liabilities	162,211			151,437			135,861

Total liabilities	$2,084,250			$2,263,150			$2,450,847
Shareholders’ equity	215,700			242,551			273,173

Total liabilities and equity	$2,299,950			$2,505,701			$2,724,020

Net interest income and
interest rate spread		$71,361	3.06%		$75,914	2.91%		$73,262	2.53%

Net interest margin			3.30%			3.20%			2.87%

Average interest earning assets to average interest bearing liabilities			112.68%			112.46%			110.85%

(1)	Nonaccrual loans are included in the average balance.

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

	Year Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase		Total	Increase		Total
	(Decrease) Due to		Increase	(Decrease) Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
			(Dollars in thousands)

Interest earning assets:
Loans	$(6,464)	$(14,245)	$(20,709)	$(6,648)	$(11,786)	$(18,434)
Loans held for sale	268	(859)	(591)	(78)	618	540
Securities:
Trading	—	—	—	(2)	(1)	(3)
Available for sale	(731)	1,003	272	(1,704)	(493)	(2,197)
Federal Home Loan Bank stock	(65)	—	(65)	(169)	32	(137)
Other interest earning assets	(37)	15	(22)	(363)	279	(84)

Total interest earning assets	$(7,029)	$(14,086)	$(21,115)	$(8,964)	$(11,351)	$(20,315)

Interest bearing liabilities:
Savings accounts	$(235)	$94	$(141)	$(4,271)	$(907)	$(5,178)
Checking accounts	(1,502)	381	(1,121)	52	70	122
Certificates of deposit	(7,439)	(5,222)	(12,661)	(6,837)	(2,361)	(9,198)
Federal Home Loan Bank advances	(1,029)	(1,180)	(2,209)	(4,597)	(1,964)	(6,561)
Repurchase agreements and other	(88)	(342)	(430)	(562)	(1,590)	(2,152)

Total interest bearing liabilities	$(10,293)	$(6,269)	$(16,562)	$(16,215)	$(6,752)	$(22,967)

Change in net interest income			$(4,553)			$2,652

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

The following table presents, as of December 31, 2010, United Community’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further detail of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	Note	One Year	One to	Three to	Over
	Reference	or Less	Three Years	Five Years	Five Years	Total
			(Dollars in thousands)

Operating leases	9	$657	$940	$521	$1,915	$4,033
Deposits without a stated maturity	11	779,301	—	—	—	779,301
Certificates of deposit	11	439,768	385,532	85,180	—	910,480
Federal Home Loan Bank advances	12	113,210	29,165	10,188	50,255	202,818
Repurchase agreements and other borrowings	13	7,797	—	—	90,000	97,797

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2010, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

	Year Ended December 31, 2010
	NPV as % of Portfolio Value of Assets				Next 12 Months Net Interest Income
				Internal Policy
		Internal Policy		Limitations on		Internal Policy
Change in Rates (Basis Points)	NPV Ratio	Limitations	Change in %	NPV % Change	$ Change	Limitations	% Change
					(Dollars in thousands)

+300	7.37%	6.00%	(2.04)%	25.0%	$(121)	(15.00)%	(0.17)%
+200	8.33	7.00	(1.08)	25.0	123	(10.00)	0.17
+100	9.08	7.00	(0.33)	25.0	215	(5.00)	0.30
Static	9.41	7.00	—	—	—	—	—

Due to a low interest rate environment, it was not possible to calculate results for a drop in interest rates.

	Year Ended December 31, 2009
	NPV as % of Portfolio Value of Assets			Next 12 Months Net Interest Income
		Internal Policy			Internal Policy
Change in Rates (Basis Points)	NPV Ratio	Limitations	Change in %	$ Change	Limitations	% Change
				(Dollars in thousands)

+300	8.19%	6.00%	(1.76)%	$(4,414)	(15.00)%	(5.67)%
+200	9.31	7.00	(0.64)	(2,125)	(10.00)	(2.73)
+100	10.03	7.00	0.08	(640)	(5.00)	(0.82)
Static	9.95	7.00	—	—	—	—

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

Liquidity and Capital

United Community’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2010, 2009 and 2008.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Net loss	$(37,273)	$(16,773)	$(35,279)
Adjustments to reconcile net income to net cash from operating activities	68,919	61,029	63,802

Net cash from operating activities	31,646	44,256	28,523
Net cash from investing activities	30,563	218,562	96,692
Net cash from financing activities	(70,176)	(261,161)	(115,300)

Net change in cash and cash equivalents	(7,967)	1,657	9,915
Cash and cash equivalents at beginning of year	45,074	43,417	33,502

Cash and cash equivalents at end of year	$37,107	$45,074	$43,417

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements, and other funds provided by operations. Home Savings also has the ability to borrow from the Federal Home Loan Bank. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. Investments in liquid assets maintained by United Community and Home Savings are based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program. At December 31, 2010, approximately $439.8 million of Home Savings’ certificates of deposit are expected to mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

United Community’s liquidity remained strong in 2010 due primarily to declines in loan volume along with decreases in outstanding balances on Federal Home Loan Bank advances and repurchase agreements and other borrowings. At December 31, 2010, UCFC had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $445.3 million.

On April 30, 2007, United Community announced that its Board of Directors had approved the purchase of up to 2,000,000 treasury shares to be made in the open market or in negotiated transactions from time to time, depending on market conditions. United Community acquired no shares in 2010, 2009 and 2008 under this program. As of December 31, 2010, United Community had remaining authorization to repurchase 1,477,804 shares under the current repurchase program, but the OTS Order prohibits United Community from doing so without prior OTS approval.

Home Savings is required by federal regulations to meet certain minimum capital requirements. Minimum regulatory capital requirements call for tangible capital of 1.5% of average tangible assets; Tier 1 capital of 4.0% of average total assets (the Tier 1 Leverage Ratio) and total risk-based capital (which for Home Savings consists of Tier 1 capital and a portion of the allowance for loan losses) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% as defined by law and regulation depending on their relative risk). The Bank Order requires Home Savings to maintain a Tier 1 Leverage Ratio at a minimum of 8.0% and a total risk-based capital ratio of no less than 12.0%. At December 31, 2010, Home Savings’ Tier 1 capital was 7.84% and its total risk-based capital was 12.54%. Refer to Note 17 for current details on current capital levels of Home Savings.

The following table summarizes Home Savings’ regulatory capital requirements pursuant to the Bank Order compared to actual capital at December 31, 2010.

					(Shortfall) Excess of
			Minimum		Actual Capital Over		Applicable
	Actual Capital		Requirement		Minimum Requirement		Asset Base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)

Tier 1 capital (leverage)	$177,776	7.84%	$181,513	8.00%	$(3,737)	(0.16)%	$2,268,913 (1)
Risk-based capital	197,891	12.54	189,412	12.00	8,479	0.54	1,578,430 (2)

(1)	Average tangible assets for the quarter ended December 31, 2010

(2)	Total risk-weighted assets as of December 31, 2010

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2010.

					Excess of Actual
			Minimum		Capital Over Minimum		Applicable
	Actual Capital		Requirement		Requirement		Asset Base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)

Tangible capital	$177,776	7.84%	$34,034	1.50%	$143,742	6.34%	$2,268,913	(1)
Tier 1 capital (leverage)	177,776	7.84	90,757	4.00	87,019	3.84	2,268,913	(2)
Risk-based capital	197,891	12.54	126,274	8.00	71,617	4.54	1,578,430	(3)

(1)	Average tangible assets for the quarter ended December 31, 2010

(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2010

(3)	Total risk-weighted assets as of December 31, 2010

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2010	2009
	(Dollars in thousands)

ASSETS
Cash and deposits with banks	$18,627	$22,330
Federal funds sold	18,480	22,744

Total cash and cash equivalents	37,107	45,074

Securities:
Available for sale, at fair value	362,042	281,348
Loans held for sale	10,870	10,497
Loans, net of allowance for loan losses of $50,883 and $42,287	1,649,486	1,866,018
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	22,076	23,139
Accrued interest receivable	7,720	9,090
Real estate owned and other repossessed assets	40,336	30,962
Core deposit intangible	485	661
Cash surrender value of life insurance	27,303	26,198
Other assets	13,409	18,976

Total assets	$2,197,298	$2,338,427

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits:
Non-interest bearing	$138,571	$126,779
Interest bearing	1,551,210	1,642,722

Total deposits	1,689,781	1,769,501
Borrowed funds:
Federal Home Loan Bank advances	202,818	221,323
Repurchase agreements and other	97,797	96,833

Total borrowed funds	300,615	318,156
Advance payments by borrowers for taxes and insurance	20,668	19,791
Accrued interest payable	809	1,421
Accrued expenses and other liabilities	9,370	9,775

Total liabilities	2,021,243	2,118,644

Commitments and contingent liabilities (Note 6 and Note 14)	—	—
Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock — no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 30,937,704 and 30,897,825 shares, respectively outstanding	142,318	145,775
Retained earnings	111,049	148,674
Accumulated other comprehensive income (loss)	(4,778)	4,110
Unearned employee stock ownership plan shares	—	(5,821)
Treasury stock, at cost, 6,866,753 and 6,906,632 shares, respectively	(72,534)	(72,955)

Total shareholders’ equity	176,055	219,783

Total liabilities and shareholders’ equity	$2,197,298	$2,338,427

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)

Interest income
Loans	$97,413	$118,122	$136,556
Loans held for sale	415	1,006	466
Securities:
Trading	—	—	3
Available for sale	11,727	11,455	13,652
Federal Home Loan Bank stock dividends	1,158	1,223	1,360
Other interest earning assets	35	57	141

Total interest income	110,748	131,863	152,178

Interest expense
Deposits	32,062	45,985	60,239
Federal Home Loan Bank advances	3,588	5,797	12,358
Repurchase agreements and other	3,737	4,167	6,319

Total interest expense	39,387	55,949	78,916

Net interest income	71,361	75,914	73,262
Provision for loan losses	62,427	49,074	25,329

Net interest income after provision for loan losses	8,934	26,840	47,933

Non-interest income
Non-deposit investment income	1,619	1,424	1,624
Service fees and other charges	6,369	8,531	6,177
Net gains (losses):
Securities available for sale	8,803	1,863	1,936
Other-than-temporary loss on equity securities
Total impairment loss	(58)	(778)	(6,087)
Loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	(58)	(778)	(6,087)
Trading securities	—	—	(38)
Mortgage banking income	4,365	6,164	2,809
Real estate owned and other repossessed assets	(6,123)	(7,918)	(4,770)
Gain on sale of a retail branch	1,387	—	—
Other income	5,531	4,632	4,133

Total non-interest income	21,893	13,918	5,784

Non-interest expense
Salaries and employee benefits	32,699	30,493	32,570
Goodwill impairment charge	—	—	33,593
Occupancy	3,583	3,669	3,731
Equipment and data processing	6,627	6,525	6,814
Franchise tax	2,011	2,083	2,122
Advertising	860	1,136	964
Amortization of core deposit intangible	176	223	285
Deposit insurance premiums	5,686	7,304	3,233
Professional fees	4,106	3,520	3,400
Real estate owned and other repossessed asset expenses	4,971	2,713	2,061
Other expenses	7,612	5,974	5,413

Total non-interest expense	68,331	63,640	94,186

Loss before income taxes and discontinued operations	(37,504)	(22,882)	(40,469)
Income tax benefit	(231)	(1,160)	(3,240)

Net loss before discontinued operations	(37,273)	(21,722)	(37,229)
Discontinued operations
Net income of Butler Wick Corp.	—	4,949	1,950

Net loss	$(37,273)	$(16,773)	$(35,279)

Net loss available to common shareholders	$(37,273)	$(16,773)	$(35,279)
Other comprehensive income
Unrealized gain/(loss) on securities, net of tax	(9,558)	588	2,938
Unrealized gain/(loss) on postretirement plan, net of tax	670	(113)	36

Comprehensive income (loss)	$(46,161)	$(16,298)	$(32,305)

Earnings (loss) per share
Basic-continuing operations	$(1.22)	$(0.73)	$(1.26)
Basic-discontinued operations	—	0.17	0.06
Basic	(1.22)	(0.56)	(1.20)
Diluted-continuing operations	(1.22)	(0.73)	(1.26)
Diluted-discontinued operations	—	0.17	0.06
Diluted	(1.22)	(0.56)	(1.20)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Unearned
				Accumulated	Employee
				Other	Stock
	Shares	Common	Retained	Comprehensive	Ownership	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Plan Shares	Stock	Total
		(Shares outstanding and dollars in thousands, except per share data)

Balance December 31, 2007	30,052	$146,683	$213,727	$661	$(9,465)	$(81,892)	$269,714
Comprehensive income:
Net loss	—	—	(35,279)	—	—	—	(35,279)
Other comprehensive income	—	—	—	2,974	—	—	2,974

Comprehensive loss							(32,305)
Shares allocated to ESOP participants	—	(394)	—	—	1,822	—	1,428
Stock based compensation	—	150	—	—	—	—	150
Stock dividends paid	846	—	(8,937)	—	—	8,937	—
Cash dividends paid, $0.1386 per share	—	—	(4,064)	—	—	—	(4,064)

Balance December 31, 2008	30,898	146,439	165,447	3,635	(7,643)	(72,955)	234,923
Comprehensive income:
Net loss	—	—	(16,773)	—	—	—	(16,773)
Other comprehensive income	—	—	—	475	—	—	475

Comprehensive loss							(16,298)
Shares allocated to ESOP participants	—	(786)	—	—	1,822	—	1,036
Stock based compensation	—	122	—	—	—	—	122

Balance December 31, 2009	30,898	145,775	148,674	4,110	(5,821)	(72,955)	219,783
Comprehensive income:
Net loss	—	—	(37,273)	—	—	—	(37,273)
Other comprehensive loss	—	—	—	(8,888)	—	—	(8,888)

Comprehensive loss							(46,161)
Shares allocated to ESOP participants	—	(3,739)	—	—	5,821	—	2,082
Stock based compensation	40	282	(352)	—	—	421	351

Balance December 31, 2010	30,938	$142,318	$111,049	$(4,778)	$—	$(72,534)	$176,055

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Cash Flows from Operating Activities
Net loss	$(37,273)	$(16,773)	$(35,279)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	62,427	49,074	25,329
Mortgage banking income	(4,365)	(6,164)	(2,809)
Net losses on real estate owned and other repossessed assets sold	6,123	7,918	4,763
Net gain on retail branch sold	(1,387)	—	—
Net gains on available for sale securities sold	(8,803)	(1,863)	(1,936)
Net (gains) losses on other assets sold	(301)	(17)	45
Other than temporary impairment of securities available for sale	58	778	6,087
Amortization of premiums and accretion of discounts	1,012	2,710	5,312
Depreciation and amortization	1,953	2,148	2,532
Federal Home Loan Bank stock dividends	—	—	(1,032)
Decrease in interest receivable	1,370	992	2,905
Decrease in interest payable	(612)	(1,656)	(4,760)
Decrease in net deferred tax assets	3,650	3,795	401
Decrease (increase) in prepaid and other assets	2,654	(6,822)	(3,744)
Increase (decrease) in other liabilities	209	142	(1,797)
Decrease in trading securities	—	—	274
Stock based compensation	351	122	150
Goodwill impairment charges	—	—	33,593
Net principal disbursed on loans originated for sale	(266,339)	(344,121)	(160,276)
Proceeds from sale of loans originated for sale	268,546	357,906	156,553
ESOP compensation	2,082	1,036	1,428
Net change in interest rate caps	116	—	—
Operating cash flows from discontinued operations	—	(4,949)	784

Net cash from operating activities	31,471	44,256	28,523

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	87,532	56,199	50,569
Proceeds from sale of:
Securities available for sale	396,291	75,493	139,938
Real estate owned and other repossessed assets	18,438	13,570	12,917
Premises and equipment	35	38	35
Interest rate caps	2,301	—	—
Loans transferred from portfolio to held for sale	—	69,621	77,736
Purchases of:
Securities available for sale	(568,328)	(196,295)	(167,141)
Interest rate caps	(2,126)	—	—
Principal disbursed on loans, net of repayments	126,347	197,152	58,371
Loans purchased	(6,712)	(4,365)	(86,758)
Purchases of premises and equipment	(882)	(974)	(960)
Sale of a retail branch	(22,158)	—	—
Investing cash flows from discontinued operations	—	8,123	11,985

Net cash from investing activities	30,573	218,562	96,692

Cash Flows from Financing Activities
Net increase (decrease) in checking, savings and money market accounts	56,266	68,837	(43,969)
Net (decrease) increase in certificates of deposit	(109,778)	(185,267)	54,694
Net increase (decrease) in advance payments by borrowers for taxes and insurance	877	(15)	1,953
Proceeds from Federal Home Loan Bank advances	961,200	737,800	718,900
Repayment of Federal Home Loan Bank advances	(979,705)	(854,080)	(818,550)
Net change in repurchase agreements and other borrowings	964	(28,436)	(24,264)
Cash dividends paid	—	—	(4,064)

Net cash from financing activities	(70,176)	(261,161)	(115,300)

Change in cash and cash equivalents	(7,967)	1,657	9,915
Cash and cash equivalents, beginning of year	45,074	43,417	33,502

Cash and cash equivalents, end of year	$37,107	$45,074	$43,417

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of United Community Financial Corp. (United Community), a unitary savings and loan holding company, and The Home Savings and Loan Company of Youngstown, Ohio (Home Savings), an Ohio chartered savings bank, conform to U.S. generally accepted accounting principles and prevailing practices within the banking and thrift industries. A summary of the more significant accounting policies follows.

Nature of Operations

United Community was incorporated under Ohio law in February 1998 by Home Savings in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings and loan association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary savings and loan holding company for Home Savings. The business of Home Savings is providing consumer and business banking service to its market area in Ohio and western Pennsylvania. At the end of 2010, Home Savings was doing business through 38 full-service banking branches and six loan production offices. Loans and deposits are primarily generated from the areas where banking branches are located. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the market area. Home Savings derives its income predominantly from interest on loans, securities, and to a lesser extent, non-interest income. Home Savings’ principal expenses are interest paid on deposits and Federal Home Loan Bank advances, loan loss provisions and normal operating costs. Consistent with internal reporting, Home Savings’ operations are reported in one operating segment, which is banking services.

On August 12, 1999, United Community acquired Butler Wick Corp. (Butler Wick), the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. On December 31, 2008, the Company completed the sale of Butler Wick & Co., Inc. for $12.0 million. On March 31, 2009, the Company completed the sale of Butler Wick Trust for $12.1 million. Butler Wick was dissolved in October 2009. As a result, Butler Wick has been reported as a discontinued operation.

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

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of OTTI is recognized through earnings.

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

Interest income includes amortization of net deferred loan fees and costs over the loan term. The accrual of interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is both well secured and in the process of collection. Consumer loans are typically charged off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

All interest accrued but not received for a loan placed on nonaccrual is reversed against interest income. Nonaccrual loans are comprised principally of loans 90 days past due as well as certain loans which are less than

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent one year. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. Historically, in determining quantitative factors the Company has evaluated two years’ worth of net charge off history on a quarterly basis. The Company has averaged this information since 2006 in determining the quantitative factor. At December 31, 2010, the Company shortened

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this evaluation period to one year of net charge off history and averaged this information over the current year period. These changes allow for the quantitative factors to be weighted to a more recent level of charge off experience due to current market conditions.

The Bank’s portfolio has the following segments: permanent real estate loans, construction loans, consumer loans and commercial loans. The majority of the Bank’s loan portfolio is permanent real estate loans made to customers in Home Savings’ market area. These loans are secured by the underlying real estate as collateral. Repayment of these loans is dependent on general economic conditions and unemployment levels in Home Savings’ market area.

Consumer loans represent Home Savings’ next largest concentration and primarily consist of home equity loans. Similar to permanent real estate loans, repayment of consumer loans depends on the general economic conditions and unemployment levels in Home Savings’ market area.

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into tranches based on predominant risk characteristics, such as original maturity, interest rate and loan type. Impairment is recognized through a valuation allowance for an individual tranche. If Home Savings later determines that all or a portion of the impairment no longer exists for a particular tranche, a reduction of the allowance may be recorded as an increase to income.

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

Real Estate Owned and Other Repossessed Assets

Real estate owned, including property acquired in settlement of foreclosed loans, is carried at fair value less estimated cost to sell after foreclosure, establishing a new cost basis. If fair value declines after acquisition, a valuation allowance is recorded through expense. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the properties are charged to expense. Other repossessed assets are carried at estimated fair value less estimated cost to sell after acquisition.

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

Goodwill and Core Deposit Intangible

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Home Savings has no goodwill recorded as of December 31, 2010 or December 31, 2009.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and nonemployee directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Employee Stock Ownership Plan

The cost of shares issued to the Employee Stock Ownership Plan (ESOP), but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest. During 2010, the ESOP was fully vested.

Stock Dividends

Stock dividends paid using treasury shares are reported by reducing retained earnings and treasury shares by the fair value of the shares issued. The difference between fair value and cost of treasury shares issued is also

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance was not material.

In January 2011, FASB issued Accounting Standards Update No. 2011-01, “Deferral of The Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The amendments to this Update temporarily delay the effective date of the disclosures about troubled debt restructurings in Accounting Standards Update no. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructurings for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated.

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

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year net income or shareholders’ equity.

2.	CASH AND CASH EQUIVALENTS

Federal Reserve Board regulations require depository institutions to maintain certain non-interest bearing reserve balances. These reserves, which consisted of vault cash at Home Savings, totaled approximately $10.7 million and $11.2 million at December 31, 2010 and 2009, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Bank Order requires Home Savings, within specified timeframes, to take or refrain from certain actions, including: (i) retaining a bank consultant to assess Home Savings management needs and submitting a management plan that identifies officer positions needed, identifies and establishes board and internal operating committees, evaluates Home Savings’ senior officers, and provides for the hiring of any additional personnel; (ii) seeking regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extending additional credit to classified borrowers; (iv) establishing a compliant Allowance for Loan and Lease Loss methodology; (v) enhancing its risk management policies and procedures; (vi) adopting and implementing plans to reduce its classified assets and delinquent loans, and to reduce loan concentrations in nonowner-occupied commercial real estate and construction, land development, and land loans; (vii) establishing board of directors committees to evaluate and approve certain loans and oversee Home Savings’ compliance with the Bank Order; (viii) revising its loan policy and enhancing its underwriting and credit administration functions; (ix) developing a strategic plan and budget and profit plan; (x) correcting all violations of laws, rules, and regulations and implementing procedures to ensure future compliance; (xi) increasing its Tier 1 leverage ratio to 8.0% and its total risk-based capital ratio to 12.0% by December 31, 2008; and (xii) seeking regulatory approval prior to declaring or paying any cash dividend. See Note 17 for current details on current capital levels of Home Savings.

Both the OTS Order and the Bank Order remain in effect. Since the issuance of the Bank Order, there has been no change in the requirements of that Order. The OTS Order, however, was subsequently amended effective November 5, 2010. This amendment removed a requirement in the original OTS Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. This capital plan is consistent with and incorporated into the strategic planning process that Home Savings has already been undertaking for the past two years under the terms of the Bank Order. The capital plan was submitted to the OTS in January 2011.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Butler Wick’s results of operations for the years ended December 31, 2009 and 2008 are as follows:

	December 31,
	2009	2008
	(Dollars in thousands)

Income
Interest income	$32	$813
Brokerage commissions	—	25,667
Service fees and other charges	1,287	5,876
Underwriting and investment banking	—	1,151
Gain on the sale of Butler Wick subsidiaries	7,904	3,317
Other income	—	117

Total income	9,223	36,941
Expenses
Interest expense on borrowings	—	243
Salaries and employee benefits	1,198	25,772
Occupancy expenses	68	1,553
Equipment and data processing	84	2,508
Other expenses	258	3,798

Total expenses	1,608	33,874

Income before tax	7,615	3,067
Income tax	2,666	1,117

Net income	$4,949	$1,950

5.	SECURITIES

The components of securities are as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

Available for Sale
U.S. Treasury and government sponsored entities’ securities	$65,099	$—	$(2,164)	$62,935
Equity securities	235	159	—	394
Mortgage-backed GSE securities: residential	300,290	1,688	(3,265)	298,713

Total	$365,624	$1,847	$(5,429)	$362,042

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)

Available for Sale
U.S. Treasury and government sponsored entities’ securities	$48,717	$313	$(108)	$48,922
Equity securities	472	236	—	708
Mortgage-backed GSE securities: residential	226,182	5,536	—	231,718

Total	$275,371	$6,085	$(108)	$281,348

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	December 31, 2010
	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	65,099	62,935
Mortgage-backed GSE securities: residential	300,290	298,713

Total	$365,389	$361,648

Since equity securities do not have a contractual maturity, they are excluded from the table above.

Proceeds, gross realized gains, losses and impairment charges of available for sale securities were as follows:

	2010	2009	2008
	(Dollars in thousands)

Proceeds	$396,291	$75,493	$139,938
Gross gains	8,970	1,863	1,936
Gross losses	(167)	—	—
Impairment charges	(58)	(778)	(6,087)

The tax benefit (provision) related to net realized gains and losses was $0, $(380,000), and $1.5 million, respectively.

Home Savings held in its available-for-sale securities portfolio a Fannie Mae auction rate pass through trust security with a cost basis of $5.0 million. This security represented an interest in a trust that was collateralized with Fannie Mae non-cumulative preferred stock. The market value of the security held by the Company declined following the September 7, 2008 announcement of the appointment of a conservator for Fannie Mae. Because the effects of the conservatorship may trigger the redemption provisions of the trust, UCFC management determined it was necessary for the Company to recognize a write-down of $4.9 million in 2008, and an additional $26,000 was recognized in the first quarter of 2009. This security was sold in the first quarter of 2010. Further, a write-down of the Company’s equity investment in the common shares of select financial institutions of $1.1 million was recognized in 2008 and an additional write-down of these securities of $752,000 occurred in 2009. In the first quarter of 2010, one of these equity securities was sold. In the fourth quarter of 2010, impairment charges aggregating $58,000 were recognized on four of the remaining equity securities. The impairment charges were recognized because these securities have traded below the Company’s cost basis for an extended period and a forecasted recovery could not to be determined.

Securities pledged for the Company’s investment in VISA stock were approximately $5.7 million and $1.2 million at December 31, 2010 and 2009, respectively. Securities pledged for deposits of public funds were

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $864,000 and $1.8 million at December 31, 2010 and 2009, respectively. See further discussion regarding pledged securities in Note 13.

United Community had no investments classified as trading securities as of December 31, 2010 and 2009.

Securities available for sale in a continuous unrealized loss position are as follows at December 31, 2010:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)

Description of securities:
U.S. Treasury and government sponsored entities	$62,935	$(2,164)	$—	$—	$62,935	$(2,164)
Mortgage-backed securities GSE: residential	203,569	(3,265)	—	—	203,569	(3,265)

Total temporarily impaired securities	$266,504	$(5,429)	$—	$—	$266,504	$(5,429)

Securities available for sale in an unrealized loss position are as follows at December 31, 2009:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
	(Dollars in thousands)

Description of securities:
U.S. Treasury and government sponsored entities	$27,898	$(108)	$—	$—	$27,898	$(108)
Mortgage-backed securities GSE: residential	6	—	—	—	6	—

Total temporarily impaired securities	$27,904	$(108)	$—	$—	$27,904	$(108)

All of the U.S. Treasury and government sponsored entities and mortgage-backed securities that are temporarily impaired at December 31, 2010, are impaired due to the current level of interest rates. All of these securities continue to pay on schedule and management expects to receive all principal and interest owed on the securities.

Proceeds from sales of securities available for sale were $396.2 million and $75.5 million for the twelve months ended December 31, 2010 and 2009, respectively. Gross gains of $9.0 million and $1.9 million and gross losses of $225,000 and $0 were realized on these sales during the year of 2010 and 2009, respectively.

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

The Company recognized a $58,000 OTTI charge on an equity investment in four financial institutions in the third and fourth quarters of 2010. Based upon reviews of the financial institutions’ capital structure, nonperforming assets ratios and liquidity levels, the chance for recovery in the foreseeable future appeared remote.

As of December 31, 2010, the Company’s security portfolio consisted of 41 securities, 22 of which were in an unrealized loss position totaling approximately $5.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	LOANS

Portfolio loans consist of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Real Estate:
One-to four-family residential	$757,426	$773,831
Multi-family residential	135,771	150,480
Nonresidential	331,390	397,895
Land	25,138	23,502
Construction:
One-to four-family residential and land development	108,583	178,095
Multi-family and nonresidential	15,077	13,741

Total real estate	1,373,385	1,537,544
Consumer
Home equity	220,582	237,569
Auto	11,525	13,784
Marine	7,285	9,366
Recreational vehicles	35,671	43,722
Other	4,390	4,761

Total consumer	279,453	309,202
Commercial
Secured	28,876	32,707
Unsecured	17,428	27,510

Total commercial	46,304	60,217

Total loans	1,699,142	1,906,963

Less:
Allowance for loan losses	50,883	42,287
Deferred loan costs, net	(1,227)	(1,342)

Total	49,656	40,945

Loans, net	$1,649,486	$1,866,018

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management’s credit evaluation of the potential borrower. Home Savings normally has a number of outstanding commitments to extend credit.

	December 31,
	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)

Commitments to make loans	$53,677	$7,137	$51,625	$2,535
Undisbursed loans in process	1,676	24,792	3,838	48,372
Unused lines of credit	52,232	61,444	64,619	51,766

Terms of the commitments in both years extend up to six months, but are generally less than two months. The fixed rate loan commitments have interest rates ranging from 3.990% to 18% and maturities ranging from three months to thirty years. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. At year-end 2010, the Company had approximately $38.0 million of interest rate lock commitments and $19.8 million of forward commitments for the future delivery of residential mortgage loans. At year-end 2009, the Company had approximately $30.9 million of interest rate lock commitments and $19.8 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was not material at year end 2010 or 2009.

At December 31, 2010 and 2009, there were $1.1 million and $1.0 million, respectively, of outstanding standby letters of credit. These are issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of an underlying contract with the third party.

At December 31, 2010 and 2009, there was $41.6 million and $41.1 million in outstanding commitments to fund the OverdraftPrivledgetm Program at Home Savings. With OverdraftPrivledgetm, Home Savings pays non-sufficient funds (NSF) checks and fees on checking accounts up to a preapproved limit.

Changes in the allowance for loan losses are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance, beginning of year	$42,287	$35,962	$32,006
Provision for loan losses	62,427	49,074	25,329
Amounts charged off	(55,079)	(43,692)	(22,088)
Recoveries	1,248	943	715

Balance, end of year	$50,883	$42,287	$35,962

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present activity and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the years ended December 31, 2010 and December 31, 2009.

	Allowance for Loan Losses
	Permanent
	Real Estate	Construction	Consumer	Commercial
	Loans	Loans	Loans	Loans	Unallocated	Total
	(Dollars in thousands)

2010
Beginning balance	$15,288	$19,020	$4,959	$3,020	$—	$42,287
Provision	40,595	10,028	4,079	7,725	—	62,427
Chargeoffs	(28,153)	(20,648)	(4,316)	(1,962)	—	(55,079)
Recoveries	336	133	538	241	—	1,248

Net chargeoffs	(27,817)	(20,515)	(3,778)	(1,721)	—	(53,831)

Ending balance	$28,066	$8,533	$5,260	$9,024	$—	$50,883

Period-end amount allocated to:
Loans individually evaluated for impairment	$7,509	$3,360	$—	$2,575	$—	$13,444
Loans collectively evaluated for impairment	20,557	5,173	5,260	6,449	—	37,439

Ending balance	$28,066	$8,533	$5,260	$9,024	$—	$50,883

Period-end balances:
Loans individually evaluated for impairment	$56,744	$23,589	$—	$4,269	$—	$84,602
Loans collectively evaluated for impairment	1,192,981	100,071	279,453	42,035	—	1,614,540

Ending balance	$1,249,725	$123,660	$279,453	$46,304	$—	$1,699,142

2009
Beginning balance	$12,785	$11,342	$4,870	$6,965	$—	$35,962
Provision	13,938	20,462	5,392	9,282	—	49,074
Chargeoffs	(11,552)	(12,793)	(6,117)	(13,230)	—	(43,692)
Recoveries	117	9	814	3	—	943

Net chargeoffs	(11,435)	(12,784)	(5,303)	(13,227)	—	(42,749)

Ending balance	$15,288	$19,020	$4,959	$3,020	$—	$42,287

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,881	$2,080	$34	$69	$—	$4,064
Loans collectively evaluated for impairment	13,407	16,940	4,925	2,951	—	38,223

Ending balance	$15,288	$19,020	$4,959	$3,020	$—	$42,287

Period-end balances:
Loans individually evaluated for impairment	$16,313	$19,068	$338	$643	$—	$36,362
Loans collectively evaluated for impairment	1,329,395	172,768	308,864	59,574	—	1,870,601

Ending balance	$1,345,708	$191,836	$309,202	$60,217	$—	$1,906,963

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of or for the Year Ended
	December 31,
	2010	2009	2008
	(Dollars in thousands)

Impaired loans on which no specific valuation allowance was provided	$71,853	$82,443	$43,256
Impaired loans on which specific valuation allowance was provided	84,602	36,362	43,992

Total impaired loans at year-end	$156,455	$118,805	$87,248

Specific valuation allowances on impaired loans at year-end	13,444	4,064	10,968
Average impaired loans during year	144,977	103,026	85,812
Interest income recognized on impaired loans during the year	1,778	2,056	513
Interest income received on impaired loans during the year	4,570	2,056	513

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Impaired Loans
			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
	Balance	Investment	Allocated
	(Dollars in thousands)

With no specific allowance recorded
Permanent real estate	$60,516	$44,666	$—
Construction loans	31,715	23,465	—
Consumer loans	3,407	1,547	—
Commercial loans	16,148	2,175	—

Total	111,786	71,853	—
With a specific allowance recorded
Permanent real estate	65,869	56,744	7,509
Construction loans	35,777	23,589	3,360
Consumer loans	—	—	—
Commercial loans	5,419	4,269	2,575

Total	107,065	84,602	13,444

Total	$218,851	$156,455	$13,444

The unpaid principal balance is the total amount of the loan due to Home Savings. The recorded investment includes the unpaid principal balance less any charge-offs applied to specific loans. The recorded investment and unpaid principal balance exclude interest receivable and deferred loan costs, both of which are immaterial.

Nonaccrual loans, including some troubled debt restructured loans, were $133.2 million, $112.2 million, and $98.3 million at December 31, 2010, 2009 and 2008, respectively. Restructured loans were $44.6 million, $22.6 million and $3.6 million at December 31, 2010, 2009 and 2008. Loans that are greater than ninety days past due and still accruing were $6.3 million at December 31, 2010, $3.7 million at December 31, 2009, and $6.6 million at December 31, 2008.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2010:

	Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
		Loans Past Due
		Over 90 Days
		and Still
	Nonaccrual	Accruing
	(Dollars in thousands)

Real Estate Loans
Permanent
One-to four-family residential	$27,417	$—
Multifamily residential	10,983	—
Nonresidential	39,838	—
Land	5,188	—

Total	83,426	—

Construction Loans
One-to four-family residential	40,077	3,944
Multifamily and nonresidential	382	2,032

Total	40,459	5,976

Consumer Loans
Home Equity	3,179	210
Auto	89	—
Marine	—	—
Recreational vehicle	93	144
Other	10	—

Total	3,371	354

Commercial Loans
Secured	1,822	—
Unsecured	4,123	—

Total	5,945	—

Total	$133,201	$6,330

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2010:

	Past Due Loans
			Greater
	30-59	60-89	than 90
	Days	Days	Days Past	Total Past	Current	Total
	Past Due	Past Due	Due	Due	Loans	Loans
	(Dollars in thousands)

Real Estate Loans
Permanent
One-to four-family residential	$6,620	$2,351	$24,914	$33,885	$723,541	$757,426
Multifamily residential	326	—	9,898	10,224	125,547	135,771
Nonresidential	1,888	13,146	30,382	45,416	285,974	331,390
Land	12	426	5,188	5,626	19,512	25,138

Total	8,846	15,923	70,382	95,151	1,154,574	1,249,725

Construction Loans
One-to four-family residential	3,688	7,579	42,855	54,122	54,461	108,583
Multifamily and nonresidential	—	—	2,414	2,414	12,663	15,077

Total	3,688	7,579	45,269	56,536	67,124	123,660

Consumer Loans
Home Equity	2,003	880	2,519	5,402	215,180	220,582
Auto	194	56	87	337	11,188	11,525
Marine	61	—	—	61	7,224	7,285
Recreational vehicle	1,693	618	188	2,499	33,172	35,671
Other	25	10	9	44	4,346	4,390

Total	3,976	1,564	2,803	8,343	271,110	279,453

Commercial Loans
Secured	163	—	1,822	1,985	26,891	28,876
Unsecured	43	—	3,554	3,597	13,831	17,428

Total	206	—	5,376	5,582	40,722	46,304

Total	$16,716	$25,066	$123,830	$165,612	$1,533,530	$1,699,142

The Company has allocated $1.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. Troubled debt restructurings are considered impaired and are included in the table above. United Community has no commitments to customers whose loans are classified as a troubled debt restructuring.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes homogenous loans past due 90 cumulative days, and all non-homogenous loans including commercial loans and commercial real estate loans.

Asset quality ratings are divided into two groups: Pass (unclassified) and Classified. Within the unclassified group, loans that display potential weakness are risk rated as special mention. In addition, there are three classified risk ratings: substandard, doubtful and loss. These specific credit risk categories are defined as follows:

Special Mention.  Loans classified as special mention have potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institutions credit position at some future date. Loans may be housed in this category for no longer than 12 months during which time information is obtained to determine if the credit should be downgraded to the substandard category.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loss.  Loans classified as loss are considered uncollectible and of such little value, that continuance as assets is not warranted. Although there may be a chance of recovery on these assets, it is not practical or desirable to defer writing off the asset.

The Company monitors loans on a monthly basis to determine if they should be included in one of the categories listed above. All impaired non-homogeneous credits classified as Substandard, Doubtful or Loss are analyzed on an individual basis for a specific reserve requirement. This analysis is performed on each individual credit at least annually or more frequently if warranted. Loans that are not individually impaired and housed in the unclassified risk category have a loss factor percentage applied to the balance of the outstanding loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2010 and 2009, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Loans
	December 31, 2010
	Unclassified		Classified
		Special				Total	Total
	Unclassified	Mention	Substandard	Doubtful	Loss	Classified	Loans
	(Dollars in thousands)

Real Estate Loans
Permanent
One-to four-family residential	$723,814	$2,404	$31,208	$—	$—	$31,208	$757,426
Multifamily residential	106,839	6,900	22,032	—	—	22,032	135,771
Nonresidential	200,816	55,197	75,377	—	—	75,377	331,390
Land	9,677	1,100	14,361	—	—	14,361	25,138

Total	1,041,146	65,601	142,978	—	—	142,978	1,249,725

Construction Loans
One-to four-family residential	47,308	6,122	55,021	132	—	55,153	108,583
Multifamily and nonresidential	1,091	13,604	382	—	—	382	15,077

Total	48,399	19,726	55,403	132	—	55,535	123,660

Consumer Loans
Home Equity	216,994	—	3,588	—	—	3,588	220,582
Auto	11,420	—	105	—	—	105	11,525
Marine	7,285	—	—	—	—	—	7,285
Recreational vehicle	35,430	—	241	—	—	241	35,671
Other	4,375	—	15	—	—	15	4,390

Total	275,504	—	3,949	—	—	3,949	279,453

Commercial Loans
Secured	14,608	1,327	12,134	807	—	12,941	28,876
Unsecured	9,327	2,132	4,304	1,665	—	5,969	17,428

Total	23,935	3,459	16,438	2,472	—	18,910	46,304

Total	$1,388,984	$88,786	$218,768	$2,604	$—	$221,372	$1,699,142

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Loans
	December 31, 2009
	Unclassified		Classified
		Special				Total	Total
	Unclassified	Mention	Substandard	Doubtful	Loss	Classified	Loans
	(Dollars in thousands)

Real Estate Loans
Permanent
One-to four-family residential	$744,121	$103	$29,607	$—	$—	$29,607	$773,831
Multifamily residential	128,444	6,497	15,539	—	—	15,539	150,480
Nonresidential	303,102	28,484	65,612	697	—	66,309	397,895
Land	9,612	7,046	6,844	—	—	6,844	23,502

Total	1,185,279	42,130	117,602	697	—	118,299	1,345,708

Construction Loans
One-to four-family residential	81,868	3,862	90,233	2,132	—	92,365	178,095
Multifamily and nonresidential	9,287	4,062	392	—	—	392	13,741

Total	91,155	7,924	90,625	2,132	—	92,757	191,836

Consumer Loans
Home Equity	234,132	—	3,437	—	—	3,437	237,567
Auto	13,635	—	149	—	—	149	13,784
Marine	8,263	—	1,103	—	—	1,103	9,366
Recreational vehicle	42,822	—	900	—	—	900	43,722
Other	4,690	—	71	—	—	71	4,761

Total	303,542	—	5,660	—	—	5,660	309,202

Commercial Loans
Secured	18,202	822	12,683	1,000	—	13,683	32,707
Unsecured	23,686	318	3,506	—	—	3,506	27,510

Total	41,888	1,140	16,189	1,000	—	17,189	60,217

Total	$1,621,864	$51,194	$230,076	$3,829	$—	$233,905	$1,906,963

Directors and officers of United Community and Home Savings are customers of Home Savings in the ordinary course of business. The following describes loans to officers and/or directors of United Community and Home Savings:

(Dollars in thousands)

Balance as of December 31, 2009	$306
New loans to officers and/or directors	246
Loan payments during 2010	(57)
Reductions due to changes in officers and/or directors	(1)

Balance as of December 31, 2010	$494

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at December 31, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	2010	2009	2008
	(Dollars in thousands)

Balance, beginning of year	$6,228	$5,562	$6,184
Originations	2,621	3,220	1,337
Amortized to expense	(2,449)	(2,554)	(1,959)

Balance, end of year	6,400	6,228	5,562
Less valuation allowance	(285)	(423)	(2,233)

Net balance	$6,115	$5,805	$3,329

Fair value of mortgage servicing rights was $8.2 million, $8.0 million and $3.9 million at December 31, 2010, 2009, and 2008, respectively.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2010	2009	2008
	(Dollars in thousands)

Balance, beginning of year	$(423)	$(2,233)	$(562)
Impairment charges	(1,279)	—	(2,233)
Recoveries	1,417	1,810	562

Balance, end of year	$(285)	$(423)	$(2,233)

Key economic assumptions used in measuring the value of mortgage servicing rights at December 31, 2010 and 2009 were as follows:

	2010	2009

Weighted average prepayment rate	332 PSA	325 PSA
Weighted average life (in years)	3.71	3.65
Weighted average discount rate	8%	8%

Estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)

2011	$1,494
2012	1,304
2013	1,080
2014	950
2015	812

Amounts held in custodial accounts for investors amounted to $13.2 million and $12.1 million at December 31, 2010 and 2009, respectively.

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
	(Dollars in thousands)

Other real estate owned and other repossessed assets	$47,668	$38,829	$32,012
Valuation allowance	(7,332)	(7,867)	(2,754)

End of year	$40,336	$30,962	$29,258

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity in the valuation allowance was as follows:

	2010	2009	2008
	(Dollars in thousands)

Beginning of year	$7,867	$2,754	$—
Additions charged to expense	4,572	7,925	3,753
Direct write-downs	(5,107)	(2,812)	(999)

End of year	$7,332	$7,867	$2,754

Expenses related to foreclosed and repossessed assets include:

	2010	2009	2008
	(Dollars in thousands)

Net loss (gain) on sales	$1,551	$(187)	$2,016
Provision for unrealized losses	4,572	8,105	2,754
Operating expenses, net of rental income	4,971	2,713	2,061

Total expenses	$11,094	$10,631	$6,831

9.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Land	$7,390	$7,691
Buildings	23,479	24,185
Leasehold improvements	743	729
Furniture and equipment	19,388	17,991

	51,000	50,596
Less: Accumulated depreciation and amortization	28,924	27,457

Total	$22,076	$23,139

Rent expense was $710,000 for 2010, $741,000 for 2009, and $710,000 for 2008. Rent commitments under noncancelable operating leases for offices were as follows, before considering renewal options that generally are present:

(Dollars in thousands)

2011	$657
2012	616
2013	324
2014	274
2015	247
Thereafter	1,915

Total	$4,033

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	GOODWILL AND INTANGIBLE ASSETS

Goodwill

United Community had no goodwill recorded at December 31, 2010, 2009 or 2008. United Community had $33.6 million recorded at January 1, 2008. All of the goodwill previously recorded was associated with the Banking Services segment. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired, by comparing the fair value of such goodwill to its recorded or carrying amount. If the carrying amount of the goodwill exceeds the fair value, an impairment charge must be recorded in an amount equal to the excess. Based on the price at which United Community common shares had been trading and other factors, management determined that it would be appropriate under the guidance, to test the value of the goodwill previously recorded as a result of the mergers with Industrial Bancorp, Inc. in 2001 and Potters Financial Corporation in 2002 for goodwill impairment during the third quarter of 2008. As a result of impairment testing performed, the Company recorded an impairment charge of $33.6 million in 2008, which brought the Company’s goodwill balance to zero.

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

Acquired Intangible Assets

	As of December 31,
	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(Dollars in thousands)

Amortized intangible assets:
Core deposit intangibles	$8,952	$8,467	$8,952	$8,291

Total	$8,952	$8,467	$8,952	$8,291

Estimated amortization expense:
For the year ended:
December 31, 2011	$139
December 31, 2012	109
December 31, 2013	86
December 31, 2014	68
December 31, 2015	54

Aggregate amortization expense for the years ended December 31, 2010, 2009 and 2008, was $176,000, $223,000 and $285,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	DEPOSITS

Deposits consist of the following:

	December 31,
	2010	2009
	(Dollars in thousands)

Checking accounts:
Interest bearing	$110,092	$108,513
Non-interest bearing	138,571	126,779
Savings accounts	218,946	202,900
Money market accounts	311,692	291,320
Certificates of deposit	910,480	1,039,989

Total deposits	$1,689,781	$1,769,501

Interest expense on deposits is summarized as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Interest bearing demand deposits and money market accounts	$3,176	$4,297	$9,475
Savings accounts	792	933	811
Certificates of deposit	28,094	40,755	49,953

Total	$32,062	$45,985	$60,239

A summary of certificates of deposit by maturity follows:

December 31, 2010
(Dollars in thousands)

Within 12 months	$439,768
12 months to 24 months	347,183
Over 24 months to 36 months	38,349
Over 36 months to 48 months	11,481
Over 48 months	73,699

Total	$910,480

A summary of certificates of deposit with balances of $100,000 or more by maturity is as follows:

	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

Three months or less	$27,822	$38,634
Over three months to six months	18,674	35,250
Over six months to twelve months	42,414	61,258
Over twelve months	104,676	81,410

Total	$193,586	$216,552

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of certificates of deposit with balances of $250,000 or more by maturity is as follows:

	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

Three months or less	$1,952	$3,594
Over three months to six months	2,600	3,873
Over six months to twelve months	5,265	8,552
Over twelve months	7,365	6,965

Total	$17,182	$22,984

All funds on deposit at Home Savings that are in noninterest-bearing transaction accounts are insured in full by the FDIC through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Brokered deposits represent funds which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Home Savings had no brokered deposits at December 31, 2010 and had brokered deposits of $15.0 million with a weighted average rate of 4.35% at December 31, 2009. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit or replace existing brokered certificates of deposit without prior consent of the FDIC and Ohio Division.

12.	FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of FHLB advances:

	December 31,
	2010		2009
		Weighted		Weighted
Year of Maturity	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

2010	n/a	n/a	$153,118	0.63%
2011	$113,210	0.35%	5,590	4.99
2012	6,361	1.85	1,571	3.93
2013	22,804	2.48	10,598	3.86
2014	104	3.70	104	3.70
2015	10,084	2.52	84	3.70
Thereafter	50,255	4.20	50,258	4.20

Total Federal Home Loan Bank advances	$202,818	1.70	$221,323	1.73

Home Savings has available credit, subject to collateral requirements, with the Federal Home Loan Bank of approximately $385.3 million, of which $202.8 million is outstanding. All advances must be secured by eligible collateral as specified by the Federal Home Loan Bank. Accordingly, Home Savings has a blanket pledge of its one-to four-family mortgages as collateral for the advances outstanding at December 31, 2010. The required minimum ratio of collateral to advances is 145% for one-to four-family loans. Additional changes in value can be applied to one-to four-family mortgage collateral based upon characteristics such as loan-to-value ratios and FICO scores.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

The following is a summary of securities sold under an agreement to repurchase and other borrowings:

	December 31,
	2010		2009
		Weighted		Weighted
	Amount	Average Rate	Amount	Average Rate
	(Dollars in thousands)

Securities sold under agreement to repurchase-term	$97,161	3.79%	$96,180	3.85%
Other borrowings	636	4.00	653	4.00

Total repurchase agreements and other	$97,797	3.79%	$96,833	3.85%

	December 31,
	2010	2009
	(Dollars in thousands)

Average daily balance during the year	$97,717	$105,357
Average interest rate during the year	3.55%	3.96%
Maximum month end balance during the year	$98,815	$99,103
Weighted average interest rate at year end	3.79%	3.85%

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $129.4 million at December 31, 2010 and $125.7 million at December 31, 2009. Securities sold under agreements to repurchase are typically held by the brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to United Community. Other borrowings consist of a match-funding advance related to a commercial participation loan aggregating $636,000 at December 31, 2010. At December 31, 2009, other borrowings consisted of the aforementioned match-funding advance of $653,000.

The OTS Order requires United Community to obtain regulatory approval prior to incurring debt or increasing its debt position. As of December 31, 2010, United Community had no debt outstanding. United Community does not intend to seek approval to borrow additional funds in the near term.

14.	LOSS CONTINGENCIES

United Community and its subsidiaries are parties to litigation arising in the normal course of business. While it is impossible to determine the ultimate resolution of these matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

15.	INCOME TAXES

The provision for income taxes consists of the following components:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Current	$(3,881)	$(4,670)	$(2,048)
Deferred	(10,652)	(4,090)	(1,192)
Establish valuation allowance	14,302	7,600	—

Total	$(231)	$(1,160)	$(3,240)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective tax rates differ from the statutory federal income tax rate of 35% due to the following:

	Year Ended December 31,
	2010		2009		2008
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)

Tax (benefit) at statutory rate	$(13,126)	35.0%	$(8,009)	35.0%	$(14,164)	35.0%
Increase (decrease) due to:
Goodwill impairment charge	—	—	—	—	11,800	(29.2)
Tax exempt income	(3)	—	(4)	—	(15)	0.0
Life insurance	(377)	1.0	(379)	1.7	(321)	0.8
State taxes	—	—	—	—	(14)	0.0
Acquisition/sale adjustments	—	—	—	—	(649)	1.6
Other	(1,027)	2.7	(368)	1.6	123	(0.3)
Valuation allowance	14,302	(38.1)	7,600	(33.2)

Income tax provision (benefit)	$(231)	0.6%	$(1,160)	5.1%	$(3,240)	7.9%

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(Dollars in thousands)

Deferred tax assets:
Loan loss reserves	$17,809	$14,800
Postretirement benefits	1,328	1,313
ESOP shares released	—	992
Other real estate owned valuation	2,566	2,753
Tax credits carryforward	238	—
Securities impairment charges	266	2,403
Interest on nonaccrual loans	2,030	951
Net operating loss carryforward	9,683	—
Other	118	81
Less: Valuation allowance	(21,902)	(7,600)

Deferred tax assets	12,136	15,693

Deferred tax liabilities:
Purchase accounting adjustments	12	62
Deferred loan fees	443	484
Federal Home Loan Bank stock dividends	6,715	6,715
Mortgage servicing rights	2,140	2,032
Unrealized gain on securities available for sale	2,092	2,092
Postretirement benefits accrual	121	121
Prepaid expenses	548	519
Other	65	18
Deferred tax liabilities	12,136	12,043

Net deferred tax asset	$—	$3,650

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management recorded a valuation allowance against deferred tax assets at December 31, 2010 based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

In 2010, United Community generated a taxable loss of $37.7 million of which $10.0 million will be carried back to previous years, generating a current receivable of $3.5 million. The remaining net operating loss of $27.7 million will be carried forward to use against future taxable income with an expiration date of December 31, 2030. In addition, United Community is carrying forward $238,000 of alternative minimum tax credits generated from the carryback of its 2009 taxable loss. The alternative minimum tax credits are carried forward indefinitely.

Retained earnings at December 31, 2010 included approximately $21.1 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of United Community’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2010 was approximately $7.3 million.

As of December 31, 2010 and December 31, 2009, United Community had no unrecognized tax benefits or accrued interest and penalties recorded. United Community does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. United Community will record interest and penalties as a component of income tax expense.

United Community and its subsidiary are subject to U.S. federal income tax as well as income tax in the state of Ohio for United Community. Home Savings is subject to tax in Ohio based upon its net worth. United Community and its subsidiary also file state income tax returns in Pennsylvania, Indiana and Florida. United Community is no longer subject to examination by taxing authorities for years prior to 2007. During 2010, United Community completed the examination of its 2007 and 2008 federal tax returns with the Internal Revenue Service with no adjustments.

16.	SHAREHOLDERS’ EQUITY

Dividends

United Community’s source of funds for dividends to its shareholders is earnings on its investments and dividends from Home Savings. During the year ended December 31, 2010, United Community paid no cash or stock dividends. While Home Savings’ primary regulator is the FDIC, the OTS has regulations that impose certain restrictions on payments of dividends to United Community.

Home Savings must file an application with, and obtain approval from, the OTS if (i) the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus retained net income (as defined) for the preceding two years; (ii) Home Savings would not be at least adequately capitalized following the capital distribution; or (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the OTS or the FDIC, or any condition imposed on Home Savings in an OTS-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the OTS. As of December 31, 2010, Home Savings had no retained earnings that could be distributed. Home Savings paid no dividends to United Community during 2010. Under the Bank Order, Home Savings is not permitted to pay cash dividends to United Community without obtaining prior regulatory approval, and under the OTS Order, United Community is not permitted to pay cash dividends to its shareholders without obtaining prior regulatory approval.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income

Other comprehensive income included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of gains or (losses) and impairment charges on sales of securities of $8.7 million, $1.1 million and $(4.2 million) for the years ended December 31, 2010, 2009 and 2008.

Other comprehensive income (loss) components and related tax effects are as follows:

	As of December 31,
	2010	2009	2008
	(Dollars in thousands)

Unrealized holding (loss) gain on securities available for sale	$(813)	$1,990	$369
Changes in net gains (losses) on postretirement benefit plans	670	(174)	55
Reclassification adjustment for (gains) losses realized in income	(8,745)	(1,085)	4,151

Net unrealized gains (losses)	(8,888)	731	4,575
Tax effect (35)%	—	256	1,601

Net of tax amount	$(8,888)	$475	$2,974

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at	Current	Balance at
	December 31,	Period	December 31,
	2009	Change	2010
	(Dollars in thousands)

Unrealized gains (losses) on securities available for sale	$3,885	$(9,558)	$(5,673)
Unrealized gains (losses) on postretirement benefits	225	670	895

Total	$4,110	$(8,888)	$(4,778)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of December 31, 2010
			Minimum
			Capital
			Requirements
	Actual		per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital to risk-weighted assets	$197,891	12.54%	$189,412	12.00%
Tier 1 capital to risk-weighted assets	177,776	11.26%	*	*
Tier 1 capital to average total assets	177,776	7.84%	181,513	8.00%

	As of December 31, 2010
	Minimum		To Be Well Capitalized
	Capital		Under Prompt
	Requirements		Corrective
	per Regulation		Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital to risk-weighted assets	$126,274	8.00%	$157,843	10.00%
Tier 1 capital to risk-weighted assets	*	*	94,706	6.00%
Tier 1 capital to average total assets	90,757	4.00%	113,446	5.00%

	As of December 31, 2009
			Minimum
			Capital
			Requirements
	Actual		per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital to risk-weighted assets	$220,395	12.80%	$206,674	12.00%
Tier 1 capital to risk-weighted assets	198,610	11.53%	*	*
Tier 1 capital to average total assets	198,610	8.22%	193,316	8.00%

	As of December 31, 2009
			To Be Well
	Minimum		Capitalized
	Capital		Under Prompt
	Requirements		Corrective
	per Regulation		Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Total risk-based capital to risk-weighted assets	$137,783	8.00%	$172,229	10.00%
Tier 1 capital to risk-weighted assets	*	*	103,337	6.00%
Tier 1 capital to average total assets	96,658	4.00%	120,822	5.00%

*	Ratio is not required under regulations.

As of December 31, 2010 and 2009, respectively, the FDIC and OTS categorized Home Savings as adequately capitalized pursuant to the Bank Order and OTS Order discussed in Note 3. Home Savings cannot be considered well capitalized while the Bank Order is in place. The Bank Order requires Home Savings to measure its Tier 1 Leverage Ratio and Total Risk-based Capital Ratio at the end of every quarter. Under the terms of the Bank Order, if Home Savings’ Tier 1 Leverage Ratio falls below 8.0% or if it’s Total Risk-based Capital Ratio falls below 12.0% at the end of any given quarter, then Home Savings must restore its capital ratios to those levels within 90 days. At December 31, 2010, Home Savings’ Tier 1 Leverage Ratio was 7.84% and its Total Risk-based Capital Ratio was 12.54%. Under the terms of the Bank Order, Home Savings must achieve the 8.0% Tier 1 Leverage Ratio by March 31, 2011. At December 31, 2010, Home Savings would have needed approximately $3.7 million in additional capital based on its

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

average assets at such date to meet the Tier 1 Leverage Ratio requirement. United Community contributed $3.5 million in capital to Home Savings in the fourth quarter of 2010, but has limited remaining excess capacity available to invest in Home Savings. Home Savings believes it will achieve an 8.0% Tier 1 Leverage Ratio by March 31, 2011; however, there can be no assurance that at quarter end 8.0% will be achieved. Home Savings has sold certain of its investment securities to assist in achieving this ratio. Moreover, any further increases in the allowance for loan losses that result in operating losses would negatively impact the capital levels of the Bank and make it more difficult to achieve the capital levels required by the Bank Order. A material failure to comply with the provisions of the Bank Order could result in additional enforcement actions by the FDIC and the Ohio Division, including an amendment of the terms of the Bank Order, additional written enforcement actions, and ultimately receivership of the Bank.

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

Postretirement Benefit Plans

In addition to Home Savings’ retirement plans, Home Savings sponsors a defined benefit health care plan that was curtailed in 2000 to provide postretirement medical benefits for employees who worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. The plan is unfunded and, as such, has no assets. Furthermore, the plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding. The benefit obligation was measured on December 31, 2010 and 2009. Information about changes in obligations of the benefit plan follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Change in Benefit Obligation:
Benefit obligation at beginning of year	$3,405	$3,273
Service cost	—	—
Interest cost	185	168
Actuarial (gain)/loss	(670)	174
Benefits paid	(142)	(210)

Benefit obligation at end of the year	$2,778	$3,405

Funded status of the plan	$(2,778)	$(3,405)

Amounts recognized in accumulated other comprehensive income, net of tax at December 31, 2010 and 2009 consists of the following:

	The Year Ended December 31,
	2010	2009
	(Dollars in thousands)

Net actuarial gains (losses)	$1,015	$224
Prior service credit (cost)	1	1

	$1,016	$225

The accumulated benefit obligation was $2.8 million and $3.4 million at year-end 2010 and 2009, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost/(gain) are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Service cost	$—	$—	$—
Interest cost	186	187	193
Expected return on plan assets	—	—	—
Net amortization of prior service cost	(1)	(1)	(1)
Amortization of net actuarial gain	—	(18)	(12)

Net periodic benefit cost	185	168	180

Net loss (gain)	(671)	(155)	52
Prior service cost	—	—	3
Amortization of prior service cost	1	(19)	—

Total recognized in other comprehensive income	(670)	(174)	55

Total recognized in net periodic benefit cost and other comprehensive income	$(485)	$(6)	$235
Assumptions used in the valuations were as follows:
Weighted average discount rate	5.75%	5.75%	6.00%

The estimated net gain and prior service costs for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $77,000 and $1,000, respectively.

The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits (i.e., health care cost trend rate) used in the 2010 valuation was 9.0% and was assumed to decrease to 5.0% for the year 2016 and remain at that level thereafter. The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits used in the 2009 valuation was 9.0% and was assumed to decrease to 5.0% for the year 2015 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2010:

	1 Percentage	1 Percentage
	Point Increase	Point Decrease
	(Dollars in thousands)

Effect on total of service and interest cost components	$12	$11
Effect on the postretirement benefit obligation	186	165

United Community anticipates benefits payable over the next ten years as follows:

(Dollars in thousands)

2011	$251
2012	255
2013	256
2014	254
2015	248
2016-2020	1,093

Total	$2,357

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

401(k) Savings Plan

Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2010, 2009 and 2008, Home Savings’ match was 50% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the years ended 2010, 2009 and 2008, the expense related to this plan was approximately $476,000, $518,000 and $521,000, respectively.

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

The loan was collateralized by the common shares held by the ESOP. As the note was repaid, shares were released from collateral based on the proportion of the payment in relation to total payments required to be made on the loan. The shares released from collateral were then allocated to participants on the basis of compensation as described in the plan. Compensation expense is determined by multiplying the per share market price of United Community’s shares at the end of the period by the number of shares to be released. On June 29, 2010, the ESOP paid in full the remaining balance of the loan and Home Savings recognized $1.3 million in additional compensation expense in the second quarter as shares were allocated to plan participants. Proceeds from the ESOP loan prepayment gave United Community the opportunity to infuse approximately $9.0 million of capital into Home Savings, in addition to taking advantage of certain tax benefits available for these types of plans.

During the year ended December 31, 2010, 631,946 shares were released or committed to be released for allocation. During the year ended December 31, 2009, 639,641 shares were released or committed to be released for allocation and 303,057 shares were released or committed to be released in 2008. As of December 31, 2010, there are no shares left to be released for allocation.

Stock-based Compensation: Stock Options

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

The 1999 Plan provided for the grant of options, which may qualify as either incentive or nonqualified stock options. The incentive plan provided that option prices will not be less than the fair market value of the share at the grant date. The maximum number of common shares that could be issued under the plan was 3,569,766. There were 312,000 stock options granted in 2009 under the 1999 plan, however, no additional options may be issued under the 1999 Plan. All of the options awarded under the 1999 plan became exercisable on the date of grant except for options granted in 2009, one third of which become exercisable on December 31, 2009, 2010 and 2011. The option period for each grant expires no more than 10 years from the date of grant.

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan, which was subsequently amended by Section 409A of the Internal Revenue Code (2007 Plan). The purpose of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 423,695 stock options granted in 2010 and there were 32,000 stock options granted in 2009 under the 2007 Plan. For 418,000 of the options granted in 2010, one-half of the total options granted become exercisable on each of December 31, 2010 and 2011. The remainder of the options granted in 2010 become exercisable on October 7, 2012. For the options granted in 2009, one third of the total options granted become exercisable on each of December 31, 2009, 2010 and 2011. The option period for each grant expires no more than 10 years from the date of grant.

A summary of activity in the 1999 Plan and the 2007 Plan is as follows:

	For the Year Ended December 31, 2010
		Weighted Average	Aggregate Intrinsic
	Shares	Exercise Price	Value
			(Dollars in thousands)

Outstanding at beginning of year	2,200,672	$7.95
Granted	423,695	2.09
Exercised	—	—
Forfeited	(387,045)	7.75

Outstanding at end of period	2,237,322	$6.88	$1

Fully vested and expected to vest	2,237,322	$6.88	$—

Options exercisable at end of period	1,929,728	$7.65	$—

Information related to the stock options granted under the 1999 Plan and the 2007 Plan during each year follows:

	2010	2009	2008

Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	1.33	1.07	0.68

As of December 31, 2010, there was $380,000 of total unrecognized compensation cost related to nonvested stock options granted under the 1999 Plan and the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 1.0 year.

The fair value of options granted in 2010 was determined using the following weighted-average assumptions as of the grant date:

Risk-free interest rate	2.47%
Expected term (years)	5
Expected stock volatility	77.25%
Dividend yield	0.00%

Outstanding stock options have a weighted average remaining life of 4.74 years and may be exercised in the range of $1.30 to $12.38.

Stock-based Compensation: Restricted Stock Awards

The 2007 Plan permits the issuance of awards to nonemployee directors. Compensation expense is recognized over the vesting period of the awards based on the market value of the shares at the issue date. Total restricted shares issued under the 2007 Plan were 32,879, 27,559 of which were granted on August 24, 2010 and 12,320 of which were granted on October 7, 2010. These restricted shares vest on the first anniversary of the grant date. Expenses related to restricted stock awards are included with salaries and employee benefits. The cost will be recognized over

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a weighted average period of one year. The Company recognized approximately $44,000 in restricted stock award expenses for the year ended December 31, 2010. The Company expects to recognize additional expenses of approximately $47,000 in 2011.

A summary of changes in the Company’s nonvested restricted shares for the year is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value

Nonvested shares at January 1, 2010	—	$—
Granted	39,879	1.32
Vested	—	—
Forfeited	—	—

Nonvested shares at December 31, 2010	39,879	$1.32

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$62,935	$—	$62,935	$—
Equity securities	394	394	—	—
Mortgage-backed securities GSE: residential	298,713	—	298,713	—

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
		(Dollars in thousands)

Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$48,922	$—	$48,922	$—
Equity securities	708	708	—	—
Mortgage-backed securities GSE: residential	231,718	—	231,718	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Impaired loans
Permanent real estate loans	$49,235	$—	$—	$49,235
Construction loans	20,229	—	—	20,229
Commercial loans	1,694	—	—	1,694
Loans held for sale	10,845	—	10,845	—
Mortgage servicing assets	2,278	—	2,278	—
Foreclosed assets
Permanent real estate loans	3,930	—	—	3,930
Construction loans	10,527	—	—	10,527

		Fair Value Measurements at December 31, 2009 Using:
		Quoted Prices in	Significant
		Active Markets	Other	Significant
		for Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Impaired loans	$32,298	$—	$—	$32,298
Mortgage servicing assets	1,865	—	1,865	—
Foreclosed assets	19,534	—	—	19,534

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $84.6 million at December 31, 2010, with a specific valuation allowance of $13.4 million, resulting in additional provision for loan losses of $47.9 million during 2010. Impaired loans had a carrying amount of $36.4 million at December 31, 2009, with a specific valuation allowance of $4.1 million, resulting in additional provision for loan losses of $1.8 million during 2009.

Tranches of mortgage servicing rights carried at fair value, had a carrying amount of $2.6 million with a valuation allowance of $285,000 at December 31, 2010. During the year ended December 31, 2010, Home Savings recognized a recovery on impairment charges previously recognized of $138,000. During the year ended December 31, 2009, Home Savings recognized a recovery on impairment charges previously recognized of $1.8 million. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

Real estate owned and other repossessed assets, carried at fair value, which are measured for impairment using the fair value of the property less estimated selling costs, had a carrying amount of $21.8 million, with a valuation allowance of $7.3 million at December 31, 2010. Real estate owned and other repossessed assets had a carrying amount of $31.0 million, with a valuation allowance of $7.9 million at December 31, 2009. The Company recognized net losses on REO properties of $5.6 million and $6.4 million for the years ended December 31, 2010,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2009, respectively. These losses were primarily driven by declines in property values held in the REO portfolio which resulted in a recognition of $4.6 million and $6.8 million in expense for 2010 and 2009, respectively.

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

The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2010 and 2009, respectively. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and, therefore, current estimates of fair value may differ

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

significantly from the amounts presented herein. Carrying amount and estimated fair values of financial instruments were as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
		(Dollars in thousands)

Assets:
Cash and cash equivalents	$37,107	$37,107	$45,074	$45,074
Available for sale securities	362,042	362,042	281,348	281,348
Loans held for sale	10,870	10,870	10,497	10,551
Loans, net	1,649,486	1,675,610	1,866,018	1,873,776
Federal Home Loan Bank stock	26,464	n/a	26,464	n/a
Accrued interest receivable	7,720	7,720	9,090	9,090
Liabilities:
Deposits:
Checking, savings and money market accounts	(779,301)	(779,301)	(729,512)	(729,512)
Certificates of deposit	(910,480)	(925,325)	(1,039,989)	(1,051,133)
Federal Home Loan Bank advances	(202,818)	(210,497)	(221,323)	(227,350)
Repurchase agreements and other	(97,797)	(107,299)	(96,833)	(105,546)
Advance payments by borrowers for taxes and insurance	(20,668)	(20,668)	(19,791)	(19,791)
Accrued interest payable	(809)	(809)	(1,421)	(1,421)

The Company has not considered market illiquidity in estimating the fair value of loans due to uncertain and inconsistent market pricing being experienced at December 31, 2010 and 2009.

20.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest on deposits and borrowings	$39,999	$57,605	$83,676
Income taxes	(4,480)	600	(2,108)
Supplemental schedule of noncash activities:
Loans transferred to held for sale	—	71,707	—
Transfers from loans to real estate owned	33,936	23,192	36,429
Transfers from premises and equipment to assets held for sale	—	714	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31,
	2010	2009
	(Dollars in thousands)

Assets
Cash and deposits with banks	$2,619	$8,015
Federal funds sold and other	2	9

Total cash and cash equivalents	2,621	8,024
Securities:
Available for sale	394	633
Note receivable from ESOP	—	8,657
Investment in subsidiary-Home Savings	173,407	203,227
Other assets	6	272

Total assets	$176,428	$220,813

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$373	$1,030

Total liabilities	373	1,030

Total shareholders’ equity	176,055	219,783

Total liabilities and shareholders’ equity	$176,428	$220,813

Condensed Statements of Income

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Income
Cash dividends from Butler Wick	$—	$11,890	$14,700
Interest income	349	847	2,208
Non-interest income (loss)	228	(681)	(1,226)

Total income	577	12,056	15,682
Expenses
Interest expense	—	48	1,341
Non-interest expenses	1,957	2,190	1,980

Total expenses	1,957	2,238	3,321

Income before income taxes	(1,380)	9,818	12,361
Income tax benefit	—	(721)	(1,304)

Income before equity in undistributed net earnings of subsidiaries	(1,380)	10,539	13,665
Decrease in undistributed earnings of subsidiaries	(35,893)	(27,312)	(48,944)

Net income (loss)	$(37,273)	$(16,773)	$(35,279)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Cash Flows from Operating Activities
Net loss	$(37,273)	$(16,773)	$(35,279)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease in undistributed earnings of the subsidiaries	35,893	27,312	48,944
Gains on available for sale securities sold	(255)	—	—
Security impairment charges	58	752	1,188
Decrease in trading securities	—	—	312
Decrease (increase) in other assets	266	1,903	(1,752)
(Decrease) increase in accrued interest payable	—	(46)	(197)
Stock based compensation	52	30	—
Decrease in other liabilities	(662)	(3,641)	(763)

Net cash from operating activities	(1,921)	9,537	12,453

Cash Flows from Investing Activities
Sales of:
Securities available for sale	359	—	—
Repayment of (investment in) subordinated debt issued by Home Savings	—	—	30,000
Equity investment in Home Savings	(12,498)	—	(16,250)
ESOP loan repayment	8,657	2,294	2,120

Net cash from investing activities	(3,482)	2,294	15,870

Cash Flows from Financing Activities
Cash dividends paid	—	—	(4,064)
Net decrease in borrowed funds	—	(6,900)	(29,400)

Net cash from (used in) financing activities	—	(6,900)	(33,464)

Increase (decrease) in cash and cash equivalents	(5,403)	4,931	(5,141)
Cash and cash equivalents, beginning of year	8,024	3,093	8,234

Cash and cash equivalents, end of year	$2,621	$8,024	$3,093

22.	SEGMENT INFORMATION

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

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 2,207,827 shares were anti-dilutive for the year ended December 31, 2010. Stock options for 2,179,338 shares were anti-dilutive for the year ended December 31, 2009. Stock options for 2,092,128 shares were anti-dilutive for the year ended December 31, 2008.

	2010	2009	2008
	(Dollars in thousands, except per share data)

Numerator:
Income (loss) from continuing operations	$(37,273)	$(21,722)	$(37,229)
Income from discontinued operations	—	4,949	1,950

Net income (loss)	$(37,273)	$(16,773)	$(35,279)

Denominator:
Weighted average common shares outstanding — basic	30,457	29,766	29,463
Dilutive effect of stock options	—	—	—

Weighted average common shares outstanding — dilutive	30,457	29,766	29,463

Basic earnings (loss) per share:
Basic earnings (loss) per common share — continuing operations	$(1.22)	$(0.73)	$(1.26)
Basic earnings per common share-discontinued operations	—	0.17	0.06
Basic earnings (loss) per common share	(1.22)	(0.56)	(1.20)

Dilutive earnings (loss) per share:
Dilutive earnings (loss) per common share — continuing operations	$(1.22)	$(0.73)	$(1.26)
Dilutive earnings per common share-discontinued operations	—	0.17	0.06
Dilutive earnings (loss) per common share	(1.22)	(0.56)	(1.20)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

24.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized quarterly data for each of the years indicated.

	Unaudited
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)

2010:
Interest income	$28,805	$28,185	$28,240	$25,518	$110,748
Interest expense	11,089	10,214	9,454	8,630	39,387

Net interest income	17,716	17,971	18,786	16,888	71,361
Provision for loan losses	12,450	10,310	17,116	22,551	62,427

Net interest income after provision for loan losses	5,266	7,661	1,670	(5,663)	8,934
Non-interest income	6,560	4,745	4,115	6,473	21,893
Non-interest expenses	16,968	17,291	15,700	18,372	68,331

Loss before taxes	(5,142)	(4,885)	(9,915)	(17,562)	(37,504)
Income tax benefit	—	—	—	(231)	(231)

Net income (loss)	$(5,142)	$(4,885)	$(9,915)	$(17,331)	(37,273)

Earnings (loss) per share:
Basic earnings (loss) from continuing operations	$(0.17)	$(0.16)	$(0.32)	$(0.56)	$(1.22)
Basic earnings from discontinued operations	—	—	—	—	—
Basic earnings (loss)	(0.17)	(0.16)	(0.32)	(0.56)	(1.22)
Diluted earnings (loss) from continuing operations	(0.17)	(0.16)	(0.32)	(0.56)	(1.22)
Diluted earnings from discontinued operations	—	—	—	—	—
Diluted earnings (loss)	(0.17)	(0.16)	(0.32)	(0.56)	(1.22)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The loss incurred for the year of 2010 was primarily due to an increased provision for loan losses as the Company continues its resolution of problem loans.

	Unaudited
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)

2009:
Interest income	$34,428	$33,391	$32,755	$31,289	$131,863
Interest expense	15,699	14,704	13,350	12,196	55,949

Net interest income	18,729	18,687	19,405	19,093	75,914
Provision for loan losses	8,444	12,311	5,579	22,740	49,074

Net interest income after provision for loan losses	10,285	6,376	13,826	(3,647)	26,840
Non-interest income	2,743	6,205	119	4,851	13,918
Non-interest expenses	16,399	17,202	15,385	14,654	63,640

Income (loss) before taxes and discontinued operations	(3,371)	(4,621)	(1,440)	(13,450)	(22,882)
Income tax expense (benefit)	(1,692)	(1,707)	(573)	2,812	(1,160)

Net income (loss) before discontinued operations	(1,679)	(2,914)	(867)	(16,262)	(21,722)
Discontinued operations
Net income of Butler Wick Corp., net of tax	4,949	—	—	—	4,949

Net income (loss)	$3,270	$(2,914)	$(867)	$(16,262)	$(16,773)

Earnings per share:
Basic earnings (loss) from continuing operations	$(0.06)	$(0.10)	$(0.03)	$(0.54)	$(0.73)
Basic earnings from discontinued operations	0.17	—	—	—	0.17
Basic earnings (loss)	0.11	(0.10)	(0.03)	(0.54)	(0.56)
Diluted earnings (loss) from continuing operations	(0.06)	(0.10)	(0.03)	(0.54)	(0.73)
Diluted earnings from discontinued operations	0.17	—	—	—	0.17
Diluted earnings (loss)	0.11	(0.10)	(0.03)	(0.54)	(0.56)

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
United Community Financial Corp.
Youngstown, Ohio

We have audited the accompanying consolidated statements of financial condition of United Community Financial Corp. (“Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal controls over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 3 and Note 17 to the consolidated financial statements, the Company’s bank subsidiary (“Bank”) is subject to a regulatory enforcement action issued by its primary federal regulator and its state regulator requiring, among other things, a minimum Tier 1 Leverage capital ratio at the Bank of not less than 8%. The Bank’s Tier 1 Leverage capital ratio was 7.84% at December 31, 2010. Under the terms of the enforcement action, the Bank has until March 31, 2011 to attain the required Tier 1 Leverage capital ratio in order to be in continued compliance with the enforcement action. Management’s plan in regard to this matter is also described in Note 17.

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Cleveland, Ohio
March 25, 2011

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of United Community’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that United Community maintained effective internal control over financial reporting as of December 31, 2010.

United Community’s independent registered public accounting firm has issued its report on the effectiveness of United Community’s internal control over financial reporting. That report is incorporated into the Report of Independent Registered Public Accounting Firm.

/S/ Patrick W. Bevack	/S/ James R. Reske
Patrick W. Bevack, Chief Executive Officer	James R. Reske, Chief Financial Officer
March 25, 2011	March 25, 2011

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

United Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of United Community’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2010 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Additionally, there were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” and the “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”, both of which are contained in Item 8 of this Form 10-K and incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers and Corporate Governance

The information contained in the Proxy Statement for the 2011 Annual Meeting of Shareholders of United Community (Proxy Statement), to be filed with the Securities and Exchange Commission (Commission) on or about March 25, 2011, under the captions “Election of Directors,” “Incumbent Directors,” “Board Meetings and Committees,” “Director Compensation,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

United Community has adopted a code of ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of the code may be obtained free of charge upon written request to James R. Reske, Chief Financial Officer, United Community Financial Corp., 275 West Federal Street, Youngstown, Ohio 44503.

Item 11.	Executive Compensation

The information contained in the Proxy Statement under the captions “Compensation of Executive Officers,” and “Director Compensation,” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information contained in the Proxy Statement under the caption “Ownership of UCFC Shares” is incorporated herein by reference.

United Community maintains the United Community Financial Corp. 1999 Long-Term Incentive Plan (1999 Plan) under which it issued equity securities to its directors, officers and employees in exchange for goods or services. The 1999 Plan was approved by United Community’s shareholders at the 1999 Special Meeting of Shareholders.

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares and is to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. Further description of the 1999 Plan and 2007 Plan is included in Note 18 to the financial statements and incorporated herein by reference.

The following table shows, as of December 31, 2010, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, the number of common shares issued under restricted stock grants, the weighted average share price of those grants, and the number of common shares remaining for future issuance under the 2007 Plan, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(a)	(b)	(c)
Number of
Securities
Remaining
Available
for Future
Issuance
Under Equity
			Number of		Compensation
	Number of	Weighted-	Securities to be	Weighted-	Plans
	Securities to be	Average	Issued Upon	Average	(Excluding
	Issued Upon	Exercise	Vesting of	Grant Price of	Securities
	Exercise of	Price of	Restricted	Restricted	Reflected in
	Outstanding	Outstanding	Stock	Stock	Column
Plan Category	Options	Options	Awards	Awards	(a))

Equity compensation plans approved by security holders	2,237,322	$6.88	39,879	$1.32	1,404,211

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information contained in the Proxy Statement under the captions “Board Meetings and Committees,” and “Compensation of Executive Officers — Related Person Transactions” is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information contained in the Proxy Statement under the caption “Audit Fees” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits

(1) The Financial Statements are included in Item 8 to this Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)

3.1	Articles of Incorporation
3.2	Amended Code of Regulations
10	Material Contracts
11	Statement Regarding Computation of Per Share Earnings
20	Proxy Statement for 2011 Annual Meeting of Shareholders
21	Subsidiaries of Registrant
23	Crowe Horwath LLP Consent
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

/s/ Patrick W. Bevack
Patrick W. Bevack
Chief Executive Officer, Principal Executive Officer and Director
(Duly Authorized Representative)
Date: March 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard J. Schiraldi	/s/ Patrick W. Bevack
Richard J. Schiraldi Chairman of the Board and Director Date: March 25, 2011	Patrick W. Bevack Chief Executive Officer, Principal Executive Officer and Director Date: March 25, 2011

/s/ James R. Reske	/s/ Eugenia C. Atkinson
James R. Reske Treasurer, Chief Financial Officer, and Principal Financial Officer Date: March 25, 2011	Eugenia C. Atkinson Director Date: March 25, 2011

/s/ Richard J. Buoncore	/s/ Scott N. Crewson
Richard J. Buoncore	Scott N. Crewson
Director	Director
Date: March 25, 2011	Date: March 25, 2011

/s/ Scott D. Hunter	/s/ David C. Sweet
Scott D. Hunter	David C. Sweet
Director	Director
Date: March 25, 2011	Date: March 25, 2011

/s/ Donald J. Varner
Donald J. Varner
Director
Date: March 25, 2011

INDEX TO EXHIBITS

Exhibit
Number

3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) with the Securities and Exchange Commission (SEC), Exhibit 3.1
3.2	Amended Code of Regulations	Incorporated by reference to the 1998 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2
10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1
10.2	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Douglas M. McKay dated December 31, 2004	Incorporated by reference to the 2004 10-K/A filed by United Community on May 2, 2005 via Edgar, film number 04666159 (2004 10K/A), Exhibit 10.2
10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.2
10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Gregory G. Krontiris dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.3
10.5	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Jude J. Nohra dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.4
10.6	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and James R. Reske dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.5
10.7	Amended and Restated United Community 1999 Long -Term Incentive Plan	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.8
10.8	Amended and Restated United Community 2007 Long-Term Incentive Plan	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.9
10.9	2010 Director Sub-Plan to the Amended and Restated United Community 2007 Long -Term Incentive Plan	Incorporated by reference to the Third Quarter 2010 form 10-Q filed by United Community on November 12, 2010 via Edgar, film number 101187428, Exhibit 10.1
10.10	Executive Incentive Plan	Incorporated by reference to the 8-K filed by United Community on July 21, 2009 via Edgar, film number 09955685
10.11	OTS Order	Incorporated by reference to the 8-K filed by United Community on August 13, 2008 via Edgar, film number 081011722 Exhibit 10.1

Exhibit
Number

10.12	Amendment to the OTS Order	Incorporated by reference to the Third Quarter 2010 form 10-Q filed by United Community on November 12, 2010 via Edgar, film number 101187428, Exhibits 10.2 and 10.3
10.13	Bank Order	Incorporated by reference to the 8-K filed by United Community on August 13, 2008 via Edgar, film number 081011722 Exhibit 10.2
11	Statement Regarding Computation of Per Share Earnings	Incorporated by reference to Note 23 to the Financial Statements included in Item 8 herein
20	Proxy Statement for 2011 Annual Meeting of Shareholders	Incorporated by reference to the Proxy Statement, to be filed with the Securities and Exchange Commission on or about March 25, 2011
21	Subsidiaries of Registrant
23	Crowe Horwath LLP Consent
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer