Form 10-Q
period 2011-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2011-05-16
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

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
Yes ☐           No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,968,960 common shares as of April 30, 2011.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$18,497	$18,627
Federal funds sold	20,181	18,480

Total cash and cash equivalents	38,678	37,107
Securities:
Available for sale, at fair value	289,388	362,042
Loans held for sale	2,531	10,870
Loans, net of allowance for loan losses of $46,415 and $50,883	1,620,094	1,649,486
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	21,760	22,076
Accrued interest receivable	7,684	7,720
Real estate owned and other repossessed assets	42,873	40,336
Core deposit intangible	448	485
Cash surrender value of life insurance	27,560	27,303
Other assets	37,600	13,409

Total assets	$2,115,080	$2,197,298

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,568,161	$1,551,210
Non-interest bearing	144,362	138,571

Total deposits	1,712,523	1,689,781
Borrowed funds:
Federal Home Loan Bank advances	100,954	202,818
Repurchase agreements and other	100,446	97,797

Total borrowed funds	201,400	300,615
Advance payments by borrowers for taxes and insurance	13,219	20,668
Accrued interest payable	905	809
Accrued expenses and other liabilities	9,662	9,370

Total liabilities	1,937,709	2,021,243

Shareholders’ Equity:
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 30,951,032 and 30,937,704 shares, respectively, outstanding	142,404	142,318
Retained earnings	113,911	111,049
Accumulated other comprehensive loss	(6,551)	(4,778)
Treasury stock, at cost, 6,853,425 and 6,866,753 shares, respectively	(72,393)	(72,534)

Total shareholders’ equity	177,371	176,055

Total liabilities and shareholders’ equity	$2,115,080	$2,197,298

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
	(Dollars in thousands, except per share data)
Interest income
Loans	$22,510	$25,843
Loans held for sale	66	70
Available for sale securities	2,847	2,585
Federal Home Loan Bank stock dividends	300	300
Other interest earning assets	9	7

Total interest income	25,732	28,805
Interest expense
Deposits	6,331	9,318
Federal Home Loan Bank advances	825	848
Repurchase agreements and other	922	923

Total interest expense	8,078	11,089

Net interest income	17,654	17,716
Provision for loan losses	2,192	12,450

Net interest income after provision for loan losses	15,462	5,266

Non-interest income
Non-deposit investment income	354	428
Service fees and other charges	1,453	1,751
Net gains (losses):
Securities available for sale	1,313	2,843
Other -than-temporary loss in equity securities
Total impairment loss	(10)	—
Loss recognized in other comprehensive income	—	—

Net impairment loss recognized in earnings	(10)	—
Mortgage banking income	622	386
Real estate owned and other repossessed assets	(992)	(1,484)
Gain on sale of retail branch	—	1,387
Other income	1,248	1,249

Total non-interest income	3,988	6,560

Non-interest expense
Salaries and employee benefits	7,684	8,174
Occupancy	905	1,004
Equipment and data processing	1,694	1,667
Franchise tax	469	511
Advertising	121	222
Amortization of core deposit intangible	37	48
Deposit insurance premiums	1,405	1,461
Professional fees	962	1,033
Real estate owned and other repossessed asset expenses	873	607
Other expenses	2,338	2,241

Total non-interest expenses	16,488	16,968

Income (loss) before income taxes	2,962	(5,142)
Income tax expense (benefit)	—	—

Net income (loss)	$2,962	$(5,142)

(Continued)
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2011	2010
Net income (loss)	$2,962	$(5,142)
Other comprehensive income
Unrealized losses on securities, net	(1,773)	(425)

Comprehensive income (loss)	$1,189	$(5,567)

Earnings (loss) per share
Basic	$0.10	$(0.17)
Diluted	0.10	(0.17)
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Unearned
					Employee
				Accumulated	Stock
				Other	Ownership
	Shares	Common	Retained	Comprehensive	Plan	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Shares	Stock	Total
	(Dollars thousands, except per share data)

Balance December 31, 2010	30,938	$142,318	$111,049	$(4,778)	$—	$(72,534)	$176,055
Comprehensive income:
Net income			2,962				2,962
Change in net unrealized gain/(loss) on securities, net of taxes				(1,773)			(1,773)

Comprehensive income							1,189
Stock based compensation	13	86	(100)			141	127

Balance March 31, 2011	30,951	$142,404	$113,911	$(6,551)	$—	$(72,393)	$177,371

Balance December 31, 2009	30,898	$145,775	$148,674	$4,110	$(5,821)	$(72,955)	$219,783
Comprehensive income:
Net loss			(5,142)				(5,142)
Change in net unrealized gain/(loss) on securities, net of taxes				(425)			(425)

Comprehensive loss							(5,567)
Shares allocated to ESOP participants		(220)			455		235
Stock based compensation		31					31

Balance March 31, 2010	30,898	$145,586	$143,532	$3,685	$(5,366)	$(72,955)	$214,482

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$2,962	$(5,142)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,192	12,450
Mortgage banking income	(622)	(386)
Net losses on real estate owned and other repossessed assets sold	992	1,484
Net gain on retail branch sold	—	(1,387)
Net gain on available for sale securities sold	(1,313)	(2,843)
Net gains on other assets sold	(10)	(3)
Other than temporary impairment of securities available for sale	10	—
Amortization of premiums and accretion of discounts	428	971
Depreciation and amortization	453	509
Decrease in interest receivable	36	685
Increase in interest payable	96	330
Decrease (increase) in prepaid and other assets	408	(1,366)
Increase in other liabilities	292	882
Stock based compensation	127	31
Net principal disbursed on loans originated for sale	(36,760)	(39,870)
Proceeds from sale of loans originated for sale	45,721	44,650
ESOP compensation	—	235

Net cash from operating activities	15,012	11,230
Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	10,703	14,136
Proceeds from sale of:
Securities available for sale	63,202	118,947
Real estate owned and other repossessed assets	4,978	3,222
Premises and equipment	10	20
Purchases of:
Securities available for sale	(26,858)	(122,131)
Principal disbursed on loans, net of repayments	19,913	21,576
Loans purchased	(1,338)	(1,206)
Purchases of premises and equipment	(129)	(75)
Sale of retail branch	—	(22,503)

Net cash from investing activities	70,481	11,986
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	28,462	14,474
Net decrease in certificates of deposit	(5,720)	(29,175)
Net decrease in advance payments by borrowers for taxes and insurance	(7,449)	(6,030)
Proceeds from Federal Home Loan Bank advances	33,000	257,000
Repayment of Federal Home Loan Bank advances	(134,864)	(264,224)
Net change in repurchase agreements and other borrowed funds	2,649	(280)

Net cash from financing activities	(83,922)	(28,235)

Change in cash and cash equivalents	1,571	(5,019)
Cash and cash equivalents, beginning of period	37,107	45,074

Cash and cash equivalents, end of period	$38,678	$40,055

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. BASIS OF PRESENTATION
United Community Financial Corp. (United Community or the Company) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings. Home Savings, a state-chartered savings bank, conducts business from its main office located in Youngstown, Ohio, 38 full-service branches and seven loan production offices located throughout Ohio and western Pennsylvania.
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
The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, contained in United Community’s Form 10-K for the year ended December 31, 2010.
Some items in the prior year financial statements were reclassified to conform to the current presentation.
2. REGULATORY ENFORCEMENT ACTION
As previously disclosed, on August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the OTS Order) with the Office of Thrift Supervision (OTS). Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the Bank Order) with the Federal Deposit Insurance Corporation (FDIC) and the Division of Financial Institutions of the Ohio Department of Commerce (Ohio Division). Although United Community and Home Savings have agreed to the issuance of the OTS Order and the Bank Order, respectively, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC, or the Ohio Division.
The OTS Order requires United Community to obtain OTS approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The OTS Order also requires United Community to develop a debt reduction plan and submit the plan to the OTS for approval.
The Bank Order requires Home Savings, within specified timeframes, to take or refrain from certain actions, including: (i) retaining a bank consultant to assess Home Savings management needs and submitting a management plan that identifies officer positions needed, identifies and establishes board and internal operating committees, evaluates Home Savings’ senior officers, and provides for the hiring of any additional personnel; (ii) seeking regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extending additional credit to classified borrowers; (iv) establishing a compliant Allowance for Loan and Lease Loss methodology; (v) enhancing its risk management policies and procedures; (vi) adopting and implementing plans to reduce its classified assets and delinquent loans, and to reduce loan concentrations in nonowner-occupied commercial real estate and construction, land development, and land loans; (vii) establishing board of directors committees to evaluate and approve certain loans and oversee Home Savings’ compliance with the Bank Order; (viii) revising its loan policy and enhancing its underwriting and credit administration functions; (ix) developing a strategic plan and budget and profit plan; (x) correcting all violations of laws, rules, and regulations and implementing procedures to ensure future compliance; (xi) increasing its Tier 1 leverage ratio to 8.0% and its total risk-based capital ratio to 12.0% by December 31, 2008; and (xii) seeking regulatory approval prior to declaring or paying any cash dividend. As of December 31, 2010, the Tier 1 leverage ratio was 7.84%; however at March 31, 2011, the ratio was 8.44%. As a result, Home Savings remained in compliance with the Bank Order. See Note 15 for details on current capital levels of Home Savings.
Both the OTS Order and the Bank Order remain in effect. Since the issuance of the Bank Order, there has been no change in the requirements of that Order. The OTS Order, however, was subsequently amended effective November 5, 2010. This amendment removed a requirement in the original OTS Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. This capital plan is consistent with and incorporated into the strategic planning process that Home Savings has already been undertaking for the past two years under the terms of the Bank Order. The capital plan was submitted to the OTS in December 2010.

3. RECENT ACCOUNTING DEVELOPMENTS
In April 2011, The Financial Accounting Standards Board (FASB) issued ASU 2011-02, A Creditors Determination of whether a Restructuring Is a Troubled Debt Restructuring. The new guidance clarifies when a loan modification or restructuring is considered a troubled debt restructuring (TDR) in order to address current diversity in practice and lead to more consistent application of accounting principles generally accepted in the United States of America. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. Additionally, the guidance clarifies that a creditor is precluded from using the effective interest rate test in the debtor’s guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. The Company has not yet evaluated whether the clarifications provided in ASU 2011-02 will change the amount of loan modifications or restructurings classified as TDR.
ASU 2011-01, Deferral of the Effective Date of Disclosures about TDR in Update No. 2010-20, deferred additional disclosures regarding TDR’s required by ASU 2010-20 until ASU 2011-02 was issued. For interim and annual periods ending after June 15, 2011, entities are required to enhance existing disclosures about the allowance for credit losses and the credit quality of financing receivables to include, at minimum, the nature and extent of a creditor’s defaulted TDR and financing receivables modified as TDR within the previous 12 months.
4. STOCK COMPENSATION
Stock Options:
On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan, as amended (2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 3,866 stock options granted in 2011, all of which become exercisable on January 6, 2013. There were 423,695 stock options granted in 2010 and there were 32,000 stock options granted in 2009 under the 2007 Plan. For 418,000 of the options granted in 2010, one-half of the total options granted become exercisable on each of December 31, 2010 and 2011. The remainder of the options granted in 2010 become exercisable on October 7, 2012. For the options granted in 2009, one third of the total options granted become exercisable on each of December 31, 2009, 2010 and 2011. The option period for each grant expires no more than 10 years from the date of grant.
On July 12, 1999, shareholders approved the United Community Financial Corp. 1999 Long-Term Incentive Plan, as amended (1999 Plan). The purpose of the 1999 Plan was the same as the 2007 Plan. The 1999 Plan terminated on May 20, 2009, although the 1999 Plan survives so long as options issued under the 1999 Plan remain outstanding and exercisable.
The 1999 Plan provided for the grant of either incentive or nonqualified stock options. Options were awarded at exercise prices that were not less than the fair market value of the share at the grant date. The maximum number of common shares that could be issued under the plan was 3,569,766. Because the 1999 Plan terminated, no additional options may be issued under it. All of the options awarded became exercisable on the date of grant except that options granted in 2009 became exercisable over three years beginning on December 31, 2009. All options expire 10 years from the date of grant.
Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $99,000 in stock option expenses for the three months ended March 31, 2011. The Company expects to recognize additional expenses of $288,000 for the remainder of 2011.

A summary of activity in the plans is as follows:

	For the three months ended March 31, 2011
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	2,237,322	$6.88
Granted	3,866	1.50
Exercised	—	—
Forfeited	(161,849)	7.46

Outstanding at end of period	2,079,339	$6.82	$1

Options exercisable at end of period	1,770,546	$7.66	$—

Information related to the stock option plans for the three months ended March 31, 2011 follows:

March 31, 2011
Intrinsic value of options exercised	n/a
Cash received from option exercises	n/a
Tax benefit realized from option exercises	n/a
Weighted average fair value of options granted, per share	$0.97
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
The fair value of options granted during the first quarter 2011 was determined using the following weighted-average assumptions as of the grant date.

January 6, 2011
Risk-free interest rate	2.09%
Expected term (years)	5
Expected stock volatility	79.9
Dividend yield	—%
Outstanding stock options have a weighted average remaining life of 4.75 years and may be exercised in the range of $1.30 to $12.38.
Restricted Stock Awards:
The 2007 Plan permits the issuance of awards to nonemployee directors. Compensation expense is recognized over the vesting period of the awards based on the market value of the shares at the issue date. Total restricted shares issued under the 2007 plan were 53,207, 13,328 of which were issued on January 6, 2011 and 39,879 were issued in 2010. These restricted shares vest on the first anniversary of the grant date. Expenses related to restricted stock awards are included with salaries and employee benefits. The cost will be recognized over a weighted average period of one year. The Company recognized approximately $18,000 in restricted stock award expenses for the three months ended March 31, 2011. The Company expects to recognize additional expenses of approximately $70,000 for the remainder of 2011.

A summary of changes in the Company’s nonvested restricted shares for the first quarter 2011 is as follows:

		Weighted
		average grant
	Shares	date fair value
Nonvested shares at January 1, 2011	39,879	$1.32
Granted	13,328	1.50
Vested	—	—
Forfeited	—	—

Nonvested shares at March 31, 2011	53,207	$1.37

5. SECURITIES
Components of the available for sale portfolio are as follows:

	March 31, 2011
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government sponsored entities’ securities	$64,849	$—	$(1,984)	$62,865
Equity securities	192	135	—	327
Mortgage-backed securities GSE issued: residential	229,702	99	(3,605)	226,196

Total	$294,743	$234	$(5,589)	$289,388

	December 31, 2010
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government sponsored entities’ securities	$65,099	$—	$(2,164)	$62,935
Equity securities	235	159	—	394
Mortgage-backed securities GSE issued: residential	300,290	1,688	(3,265)	298,713

Total	$365,624	$1,847	$(5,429)	$362,042

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	March 31, 2011
	(Dollars in thousands)
	Amortized	Fair
	Cost	Value

Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	64,849	62,865
Mortgage-backed securities: residential	229,702	226,196

Total	$294,551	$289,061

Securities pledged for the Company’s investment in VISA stock were approximately $5.7 million at March 31, 2011 and December 31, 2010. Securities pledged for public funds deposits were $383,000 at March 31, 2011, and $864,000 at December 31, 2010. Securities sold under an agreement to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $127.9 million at March 31, 2011, and $129.4 million at December 31, 2011.
United Community had no securities classified as trading as of March 31, 2011 or December 31, 2010.
The following table summarizes the investment securities with unrealized losses at March 31, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	March 31, 2011
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$62,865	$(1,984)	$—	$—	$62,865	$(1,984)
Mortgage-backed securities GSE issued: residential	228,392	(3,605)	—	—	228,392	(3,605)

Total	$291,257	$(5,589)	$—	$—	$291,257	$(5,589)

	December 31, 2010
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$62,935	$(2,164)	$—	$—	$62,935	$(2,164)
Mortgage-backed securities GSE issued: residential	203,569	(3,265)	—	—	203,569	(3,265)

Total	$266,504	$(5,429)	$—	$—	$266,504	$(5,429)

All of the U.S. Treasury and government sponsored entities’ mortgage backed securities that are temporarily impaired at March 31, 2011, are impaired due to the current level of interest rates. All of these securities continue to pay on schedule and management expects to receive all principal and interest owed on the securities.
Proceeds from sales of securities available for sale were $87.6 million and $118.9 million for the three months ended March 31, 2011 and 2010, respectively. Gross gains of $1.3 million and $2.8 million and no gross losses were realized on these sales during the first quarter of 2011 and 2010, respectively.

The Company evaluates its equity securities for impairment on a quarterly basis. In general, if a security has been in an unrealized loss position for more than twelve months, the Company will realize an Other Than Temporary Impairment (OTTI) charge on the security. If the security has been in an unrealized loss position for less than twelve months, the Company examines the capital levels, nonperforming asset ratios and liquidity position of the issuer to determine whether or not an OTTI charge is appropriate.
The Company recognized a $10,000 OTTI charge on an equity investment in another financial institution in the first quarter of 2011. That financial institution consented to a regulatory enforcement action, diminishing the chance of fair value recovery in the foreseeable future.
As of March 31, 2011, the Company’s security portfolio consisted of 37 securities, 23 of which were in an unrealized loss position totaling approximately $5.6 million.
6. LOANS
Portfolio loans consist of the following:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Real Estate:
One-to four-family residential	$762,065	$757,426
Multi-family residential	131,246	135,771
Nonresidential	328,772	331,390
Land	25,624	25,138
Construction:
One-to four-family residential and land development	88,075	108,583
Multi-family and nonresidential	11,201	15,077

Total real estate	1,346,983	1,373,385
Consumer
Home equity	216,386	220,582
Auto	11,179	11,525
Marine	6,807	7,285
Recreational vehicles	34,066	35,671
Other	4,040	4,390

Total consumer	272,478	279,453
Commercial
Secured	31,574	28,876
Unsecured	14,198	17,428

Total commercial	45,772	46,304

Total loans	1,665,233	1,699,142

Less:
Allowance for loan losses	46,415	50,883
Deferred loan costs, net	(1,276)	(1,227)

Total	45,139	49,656

Loans, net	$1,620,094	$1,649,486

The Bank Order required Home Savings to adopt and implement plans to reduce loan concentrations in nonowner-occupied commercial real estate loans and in construction, land development and land loans. A concentration reduction plan was implemented in the third quarter of 2008. The concentration reduction plan included sharply reducing the origination of new construction, land, and land development loans, as well as loans secured by commercial real estate. The Company has also reduced the level of construction loans purchased from another financial institution.

Changes in the allowance for loan losses are as follows:

	Quarter ended	Quarter ended
	March 31,	March 31,
	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$50,883	$42,287
Provision for loan losses	2,192	12,450
Amounts charged off	(7,226)	(7,140)
Recoveries	566	171

Balance, end of year	$46,415	$47,768

The following tables present activity and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the quarter ended March 31, 2011 and the year ended December 31, 2010.

Allowance For Loan Losses
(Dollars in thousands)
	Permanent
	Real Estate	Construction	Consumer	Commercial
	Loans	Loans	Loans	Loans	Unallocated	Total
March 31, 2011
Beginning balance	$28,066	$8,533	$5,260	$9,024	$—	$50,883
Provision	1,554	(464)	592	510	—	2,192
Chargeoffs	(2,878)	(2,352)	(1,030)	(966)	—	(7,226)
Recoveries	249	57	174	86	—	566

Net chargeoffs	(2,629)	(2,295)	(856)	(880)	—	(6,660)

Ending balance	$26,991	$5,774	$4,996	$8,654	$—	$46,415

Period-end amount allocated to:
Loans individually evaluated for impairment	$5,069	$3,334	$—	$3,858	$—	$12,261
Loans collectively evaluated for impairment	21,922	2,440	4,996	4,796	—	34,154

Ending balance	$26,991	$5,774	$4,996	$8,654	$—	$46,415

Period-end balances:
Loans individually evaluated for impairment	$106,023	$47,687	$1,373	$14,515	$—	$169,598
Loans collectively evaluated for impairment	1,141,684	51,589	271,105	31,257	—	1,495,635

Ending balance	$1,247,707	$99,276	$272,478	$45,772	$—	$1,665,233

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any charge-offs or partial charge-offs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

Allowance For Loan Losses
(Dollars in thousands)
	Permanent
	Real Estate	Construction	Consumer	Commercial
	Loans	Loans	Loans	Loans	Unallocated	Total
December 31, 2010
Beginning balance	$15,288	$19,020	$4,959	$3,020	$—	$42,287
Provision	40,595	10,028	4,079	7,725	—	62,427
Chargeoffs	(28,153)	(20,648)	(4,316)	(1,962)	—	(55,079)
Recoveries	336	133	538	241	—	1,248

Net chargeoffs	(27,817)	(20,515)	(3,778)	(1,721)	—	(53,831)

Ending balance	$28,066	$8,533	$5,260	$9,024	$—	$50,883

Period-end amount allocated to:
Loans individually evaluated for impairment	$7,509	$3,360	$—	$2,575	$—	$13,444
Loans collectively evaluated for impairment	20,557	5,173	5,260	6,449	—	37,439

Ending balance	$28,066	$8,533	$5,260	$9,024	$—	$50,883

Period-end balances:
Loans individually evaluated for impairment**	$101,410	$47,054	$1,547	$6,444	$—	$156,455
Loans collectively evaluated for impairment	1,148,315	76,606	277,906	39,860	—	1,542,687

Ending balance	$1,249,725	$123,660	$279,453	$46,304	$—	$1,699,142

**	Revised to include impaired loans without specific allocations.
Impaired loans consisted of the following:

	As of or for	As of or for
	the three	the three	As of or for
	months	months	the year
	ended	ended	ended
	March 31,	March 31,	December 31,
	2011	2010	2010
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$85,709	$97,340	$71,853
Impaired loans on which specific valuation allowance was provided	83,889	51,617	84,602

Total impaired loans at end of period	$169,598	$148,957	$156,455

Specific valuation allowances on impaired loans at year-end	12,261	9,040	13,444
Average impaired loans during year	163,028	133,881	144,977
Interest income recognized on impaired loans during the year	702	294	1,778
Interest income received on impaired loans during the year	1,215	294	4,570

The following table presents loans individually evaluated for impairment by class of loans as of and for the quarter ended March 31, 2011:

Impaired Loans
(Dollars in thousands)
			Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no specific allowance recorded
Permanent real estate
One-to four-family residential	$32,380	$26,895	$217	$25,702	$121	$175
Multifamily residential	2,921	2,491	—	2,633	—	43
Nonresidential	35,974	27,775	—	19,924	93	244
Land	7,872	6,311	63	5,810	11	22

Total	79,147	63,472	280	54,069	225	484

Construction loans
One-to four-family residential	28,341	18,719	71	20,901	27	87
Multifamily and nonresidential	707	382	—	382	—	—

Total	29,048	19,101	71	21,283	27	87

Consumer loans
Home Equity	2,904	1,250	—	1344	2	9
Auto	87	69	5	62	—	2
Marine	—	—	—	—	—	—
Recreational vehicle	113	47	—	47	—	1
Other	7	7	—	7	—	—

Total	3,111	1,373	5	1,460	2	12

Commercial loans
Secured	3,639	1,510	48	1,583	7	8
Unsecured	12,171	253	—	386	—	10

Total	15,810	1,763	48	1,969	7	18

Total	$127,116	$85,709	$404	$78,781	$261	$601

Impaired Loans
(Dollars in thousands)
			Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With a specific allowance recorded
Permanent real estate
One-to four-family residential	$1,278	$1,073	$160	$1,029	$—	$9
Multifamily residential	7,529	6,283	1,065	7,498	—	10
Nonresidential	36,938	34,605	3,708	40,696	264	367
Land	1,127	590	136	425	—	4

Total	46,872	42,551	5,069	49,648	264	390

Construction loans
One-to four-family residential	42,874	28,586	3,334	26,088	59	94
Multifamily and nonresidential	—	—	—	—	—	—

Total	42,874	28,586	3,334	26,088	59	94

Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	—	—	—	—	—	—

Commercial loans
Secured	11,526	9,587	1,626	5,051	118	118
Unsecured	3,166	3,165	2,232	3,460	—	12

Total	14,692	12,752	3,858	8,511	118	130

Total	104,438	83,889	12,261	84,247	441	614

Total	$231,554	$169,598	$12,665	$163,028	$702	$1,215

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

Impaired Loans
(Dollars in thousands)
			Allowance
	Unpaid		for Loan
	Principal	Recorded	Losses
	Balance	Investment	Allocated

With no specific allowance recorded
Permanent real estate	$60,516	$44,666	$—
Construction loans	31,715	23,465	—
Consumer loans	3,407	1,547	—
Commercial loans	16,148	2,175	—

Total	111,786	71,853	—

With a specific allowance recorded
Permanent real estate	65,869	56,744	7,509
Construction loans	35,777	23,589	3,360
Consumer loans	—	—	—
Commercial loans	5,419	4,269	2,575

Total	107,065	84,602	13,444

Total	$218,851	$156,455	$13,444

Nonaccrual loans, including some troubled debt restructured loans, were $143.0 million and $133.2 million at March 31, 2011 and December 31, 2010, respectively. Restructured loans were $54.5 million and $44.6 million at March 31, 2011 and December 31, 2010, respectively. Loans that are greater than ninety days past due and still accruing were $2.9 million at March 31, 2011, and $6.3 million at December 31, 2010.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of March 31, 2011:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
As of March 31, 2011
(Dollars in thousands)
		Loans past due
		over 90 days
		and still
	Nonaccrual	accruing
Real Estate Loans
Permanent
One-to four-family residential	$29,062	$—
Multifamily residential	8,239	—
Nonresidential	37,353	—
Land	6,721	—

Total	81,375	—

Construction Loans
One-to four-family residential	43,272	2,868
Multifamily and nonresidential	382	—

Total	43,654	2,868

Consumer Loans
Home Equity	3,122	—
Auto	114	—
Marine	—	—
Recreational vehicle	982	—
Other	6	—

Total	4,224	—

Commercial Loans
Secured	10,359	—
Unsecured	3,376	—

Total	13,735	—

Total	$142,988	$2,868

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
As of December 31, 2010
(Dollars in thousands)
		Loans past due
		over 90 days
		and still
	Nonaccrual	accruing
Real Estate Loans
Permanent
One-to four-family residential	$27,417	$—
Multifamily residential	10,983	—
Nonresidential	39,838	—
Land	5,188	—

Total	83,426	—

Construction Loans
One-to four-family residential	40,077	3,944
Multifamily and nonresidential	382	2,032

Total	40,459	5,976

Consumer Loans
Home Equity	3,179	210
Auto	89	—
Marine	—	—
Recreational vehicle	93	144
Other	10	—

Total	3,371	354

Commercial Loans
Secured	1,822	—
Unsecured	4,123	—

Total	5,945	—

Total	$133,201	$6,330

The following tables present an age analysis of past-due loans, segregated by class of loans as of March 31, 2011:

Past Due Loans
(Dollars in thousands)
			Greater
	30-59	60-89	than 90
	Days Past	Days Past	Days Past	Total Past	Current	Total
	Due	Due	Due	Due	Loans	Loans
Real Estate Loans
Permanent
One-to four-family residential	$4,610	$1,083	$24,646	$30,339	$731,726	$762,065
Multifamily residential	124	251	6,911	7,286	123,960	131,246
Nonresidential	3,773	8,647	28,207	40,627	288,145	328,772
Land	1,331	423	4,824	6,578	19,046	25,624

Total	9,838	10,404	64,588	84,830	1,162,877	1,247,707

Construction Loans
One-to four-family residential	5,970	—	43,566	49,536	38,539	88,075
Multifamily and nonresidential	942	—	382	1,324	9,877	11,201

Total	6,912	—	43,948	50,860	48,416	99,276

Consumer Loans
Home Equity	2,430	195	2,111	4,736	211,650	216,386
Auto	100	2	80	182	10,997	11,179
Marine	698	—	—	698	6,109	6,807
Recreational vehicle	2,583	591	391	3,565	30,501	34,066
Other	33	—	7	40	4,000	4,040

Total	5,844	788	2,589	9,221	263,257	272,478

Commercial Loans
Secured	155	8,706	1,617	10,478	21,096	31,574
Unsecured	91	—	2,831	2,922	11,276	14,198

Total	246	8,706	4,448	13,400	32,372	45,772

Total	$22,840	$19,898	$115,573	$158,311	$1,506,922	$1,665,233

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2010:

Past Due Loans
(Dollars in thousands)
			Greater
	30-59	60-89	than 90
	Days Past	Days Past	Days Past	Total Past	Current	Total
	Due	Due	Due	Due	Loans	Loans
Real Estate Loans
Permanent
One-to four-family residential	$6,620	$2,351	$24,914	$33,885	$723,541	$757,426
Multifamily residential	326	—	9,898	10,224	125,547	135,771
Nonresidential	1,888	13,146	30,382	45,416	285,974	331,390
Land	12	426	5,188	5,626	19,512	25,138

Total	8,846	15,923	70,382	95,151	1,154,574	1,249,725

Construction Loans
One-to four-family residential	3,688	7,579	42,855	54,122	54,461	108,583
Multifamily and nonresidential	—	—	2,414	2,414	12,663	15,077

Total	3,688	7,579	45,269	56,536	67,124	123,660

Consumer Loans
Home Equity	2,003	880	2,519	5,402	215,180	220,582
Auto	194	56	87	337	11,188	11,525
Marine	61	—	—	61	7,224	7,285
Recreational vehicle	1,693	618	188	2,499	33,172	35,671
Other	25	10	9	44	4,346	4,390

Total	3,976	1,564	2,803	8,343	271,110	279,453

Commercial Loans
Secured	163	—	1,822	1,985	26,891	28,876
Unsecured	43	—	3,554	3,597	13,831	17,428

Total	206	—	5,376	5,582	40,722	46,304

Total	$16,716	$25,066	$123,830	$165,612	$1,533,530	$1,699,142

The Company has allocated $521,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011. The Company has allocated $1.2 million of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. Troubled debt restructurings are considered impaired and are included in the table above. United Community has no commitments to customers whose loans are classified as a troubled debt restructuring.
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

As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:
Loans
March 31, 2011

(Dollars in thousands)

	Unclassified		Classified
		Special				Total
	Unclassified	Mention	Substandard	Doubtful	Loss	Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$726,188	$2,966	$32,911	$—	$—	$32,911	$762,065
Multifamily residential	105,032	6,858	19,356	—	—	19,356	131,246
Nonresidential	197,896	60,583	70,293	—	—	70,293	328,772
Land	9,250	1,074	15,300	—	—	15,300	25,624

Total	1,038,366	71,481	137,860	—	—	137,860	1,247,707

Construction Loans
One-to four-family residential	35,062	5,636	47,348	29	—	47,377	88,075
Multifamily and nonresidential	386	10,433	382	—	—	382	11,201

Total	35,448	16,069	47,730	29	—	47,759	99,276

Consumer Loans
Home Equity	213,019	21	3,346	—	—	3,346	216,386
Auto	11,059	—	120	—	—	120	11,179
Marine	6,807	—	—	—	—	—	6,807
Recreational vehicle	33,068	—	998	—	—	998	34,066
Other	4,026	—	14	—	—	14	4,040

Total	267,979	21	4,478	—	—	4,478	272,478

Commercial Loans
Secured	17,989	818	12,181	586	—	12,767	31,574
Unsecured	6,758	2,175	3,600	1,665	—	5,265	14,198

Total	24,747	2,993	15,781	2,251	—	18,032	45,772

Total	$1,366,540	$90,564	$205,849	$2,280	$—	$208,129	$1,665,233

Loans
December 31, 2010

(Dollars in thousands)

	Unclassified		Classified
		Special				Total
	Unclassified	Mention	Substandard	Doubtful	Loss	Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$723,814	$2,404	$31,208	$—	$—	$31,208	$757,426
Multifamily residential	106,839	6,900	22,032	—	—	22,032	135,771
Nonresidential	200,816	55,197	75,377	—	—	75,377	331,390
Land	9,677	1,100	14,361	—	—	14,361	25,138

Total	1,041,146	65,601	142,978	—	—	142,978	1,249,725

Construction Loans
One-to four-family residential	47,308	6,122	55,021	132	—	55,153	108,583
Multifamily and nonresidential	1,091	13,604	382	—	—	382	15,077

Total	48,399	19,726	55,403	132	—	55,535	123,660

Consumer Loans
Home Equity	216,994	—	3,588	—	—	3,588	220,582
Auto	11,420	—	105	—	—	105	11,525
Marine	7,285	—	0	—	—	—	7,285
Recreational vehicle	35,430	—	241	—	—	241	35,671
Other	4,375	—	15	—	—	15	4,390

Total	275,504	—	3,949	—	—	3,949	279,453

Commercial Loans
Secured	14,608	1,327	12,134	807	—	12,941	28,876
Unsecured	9,327	2,132	4,304	1,665	—	5,969	17,428

Total	23,935	3,459	16,438	2,472	—	18,910	46,304

Total	$1,388,984	$88,786	$218,768	$2,604	$—	$221,372	$1,699,142

7. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at March 31, 2011, and December 31, 2010.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Balance, beginning of year	$6,400	$6,228
Originations	433	2,621
Amortized to expense	(529)	(2,449)

Balance, end of period	6,304	6,400
Less valuation allowance	(144)	(285)

Net balance	$6,160	$6,115

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended	Year Ended
	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Balance, beginning of year	$(285)	$(423)
Impairment charges	—	(1,279)
Recoveries	141	1,417

Balance, end of period	$(144)	$(285)

Fair value of mortgage servicing rights as of March 31, 2011 was approximately $8.6 million and at December 31, 2010 was approximately $8.2 million.
Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
Weighted average prepayment rate	307 PSA	322 PSA
Weighted average life (in years)	3.66	3.71
Weighted average discount rate	8%	8%

8. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Real estate owned and other repossessed assets at March 31, 2011 and December 31, 2010 were as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Real estate owned and other repossessed assets	$49,577	$47,668
Valuation allowance	(6,704)	(7,332)

End of period	$42,873	$40,336

Activity in the valuation allowance was as follows:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)
Beginning of year	$7,332	$7,867
Additions charged to expense	582	4,572
Direct write-downs	(1,210)	(5,107)

End of period	$6,704	$7,332

Expenses related to foreclosed and repossessed assets include:

	For the three months ended March 31,
	2011	2010
	(Dollars in thousands)
Net loss on sales	$410	$100
Provision for unrealized losses, net	582	1,384
Operating expenses, net of rental income	873	607

Total expenses	$1,865	$2,091

9. OTHER POSTRETIREMENT BENEFIT PLANS
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
Components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Service cost	$—	$—
Interest cost	33	47
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	(19)	—

Net periodic benefit cost	$14	$47

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.00%	5.75%
10. FAIR VALUE MEASUREMENT
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
Level 3: Significant unobservable inputs that reflect a reporting entity’s own beliefs about the assumptions that market participants would use in pricing an asset or liability.
United Community uses the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
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
Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$62,865	$—	$62,865	$—
Equity securities	327	327	—	—
Mortgage-backed GSE securities: residential	226,196	—	226,196	—

		Fair Value Measurements at December 31, 2010 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$62,935	$—	$62,935	$—
Equity securities	394	394	—	—
Mortgage-backed GSE securities: residential	298,713	—	298,713	—

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Permanent real estate loans	$37,482	$—	$—	$37,482
Construction loans	25,252	—	—	25,252
Commercial loans	8,894	—	—	8,894
Mortgage servicing assets	2,201	—	2,201	—
Foreclosed assets
Permanent real estate loans	3,771	—	—	3,771
Construction loans	10,201	—	—	10,201

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Permanent real estate loans	$49,235	$—	$—	$49,235
Construction loans	20,229	—	—	20,229
Commercial loans	1,694	—	—	1,694
Loans held for sale	10,845	—	10,845	—
Mortgage servicing assets	2,278	—	2,278	—
Foreclosed assets
Permanent real estate loans	3,930	—	—	3,930
Construction loans	10,527	—	—	10,527
Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $83.9 million at March 31, 2011, with a specific valuation allowance of $12.3 million. This resulted in an additional provision for loan losses of $5.6 million during the three months ended March 31, 2011. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $51.6 million at March 31, 2010, with a specific valuation allowance of $9.0 million, resulting in additional provision for loan losses of $5.8 million during three months ended March 31, 2010. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $84.6 million at December 31, 2010, with a specific valuation allowance of $13.4 million, resulting in additional provision for loan losses of $47.9 million during 2010.
Mortgage servicing rights had a carrying amount of $2.3 million with a valuation allowance of $144,000 at March 31, 2011, resulting in no additional expenses during the three months ended March 31, 2011. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

Foreclosed assets, carried at fair value, which are measured for impairment using the fair value of the property less estimated selling costs, had a carrying amount of $20.7 million, with a valuation allowance of $6.7 million at March 31, 2011. This resulted in additional expenses of $582,000 during the three months ended March 31, 2011.
In accordance with generally accepted accounting principles, the carrying value and estimated fair values of financial instruments, at March 31, 2011 and December 31, 2010, were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$38,678	$38,678	$37,107	$37,107
Available for sale securities	289,388	289,388	362,042	362,042
Loans held for sale	2,531	2,543	10,870	10,870
Loans, net	1,620,094	1,642,289	1,649,486	1,675,610
Federal Home Loan Bank stock	26,464	n/a	26,464	n/a
Accrued interest receivable	7,684	7,684	7,720	7,720
Liabilities:
Deposits:
Checking, savings and money market accounts	(807,763)	(807,763)	(779,301)	(779,301)
Certificates of deposit	(904,760)	(919,854)	(910,480)	(925,325)
Federal Home Loan Bank advances	(100,954)	(107,623)	(202,818)	(210,497)
Repurchase agreements and other	(100,446)	(109,485)	(97,797)	(107,299)
Advance payments by borrowers for taxes and insurance	(13,219)	(13,219)	(20,668)	(20,668)
Accrued interest payable	(905)	(905)	(809)	(809)
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
11. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	For the three months ended
	March 31, 2011	March 31, 2010
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$7,982	$10,759
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	8,507	8,119
Transfers from available for sale securities to other assets	24,395	—
12. SEGMENT INFORMATION
All of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking services.

13. EARNINGS PER SHARE
Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 2,049,844 shares were anti-dilutive for the three months ended March 31, 2011. There were 1,863,528 stock options for shares that were anti-dilutive for the three months ended March 31, 2010.

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Net income (loss)	$2,962	$(5,142)

Denominator:
Weighted average common shares outstanding—basic	30,917	29,955
Dilutive effect of stock options	2	—

Weighted average common shares outstanding—dilutive	30,919	29,955

Basic earnings (loss) per share:	0.10	(0.17)
Dilutive earnings (loss) per share:	0.10	(0.17)
14. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of gains on sales of securities of $1.3 million and impairment charges of $10,000 at March 31, 2011, and gains on sales of securities of $2.8 million and no impairment charges at March 31, 2010.
Other comprehensive income (loss) components and related tax effects for the three month periods are as follows:

	Three months ended
	March 31,	March 31,
	2011	2010
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$(470)	$2,188
Reclassification adjustment for gains realized in income	(1,303)	(2,843)

Net unrealized losses	(1,773)	(655)
Tax effect (35%)	—	230

Net of tax amount	$(1,773)	$(425)

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

		Current
	Balance at	Period	Balance at
	December 31, 2010	Change	March 31, 2011

Unrealized losses on securities available for sale	$(5,673)	$(1,773)	$(7,446)
Unrealized gains on post-retirement benefits	895	—	895

Total	$(4,778)	$(1,773)	$(6,551)

15. REGULATORY CAPITAL REQUIREMENTS
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

	As of March 31, 2011
			Minimum Capital
	Actual		Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$200,898	13.02%	$185,219	12.00%
Tier 1 capital to risk-weighted assets	181,269	11.74%	*	*
Tier 1 capital to average total assets	181,269	8.44%	171,755	8.00%

	As of March 31, 2011
			To Be Well Capitalized Under
	Minimum Capital		Prompt Corrective Action
	Requirements Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$123,479	8.00%	$154,349	10.00%
Tier 1 capital to risk-weighted assets	*	*	92,610	6.00%
Tier 1 capital to average total assets	85,877	4.00%	107,347	5.00%

	As of December 31, 2010
			Minimum Capital
	Actual		Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$197,891	12.54%	$189,412	12.00%
Tier 1 capital to risk-weighted assets	177,776	11.26%	*	*
Tier 1 capital to average total assets	177,776	7.84%	181,513	8.00%

	As of December 31, 2010
			To Be Well Capitalized Under
	Minimum Capital		Prompt Corrective Action
	Requirements Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$126,274	8.00%	$157,843	10.00%
Tier 1 capital to risk-weighted assets	*	*	94,706	6.00%
Tier 1 capital to average total assets	90,757	4.00%	113,446	5.00%

*	Amount/Ratio is not required under the Bank Order or regulations.

As of March 31, 2011 and December 31, 2010, respectively, the FDIC and OTS categorized Home Savings as adequately capitalized pursuant to the Bank Order and OTS Order (as amended) discussed in Note 2. Home Savings cannot be considered well capitalized while the Bank Order is in place. The Bank Order requires Home Savings to measure its Tier 1 Leverage Ratio and Total Risk-based Capital Ratio at the end of every quarter. Under the terms of the Bank Order, if Home Savings’ Tier 1 Leverage Ratio falls below 8.0% or if its Total Risk-based Capital Ratio falls below 12.0% at the end of any given quarter, then Home Savings must restore its capital ratios to the required levels within 90 days. At December 31, 2010, Home Savings’ Tier 1 Leverage Ratio was 7.84% and its Total Risk-based Capital Ratio was 12.54%. Under the terms of the Bank Order, Home Savings had to achieve the 8.0% Tier 1 Leverage Ratio by March 31, 2011. Home Savings achieved this as its Tier 1 Leverage Ratio was 8.44% and its Total Risk-based Capital Ratio was 13.02% at March 31, 2011.
Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements. Refer to Note 2 for a complete discussion of the regulatory enforcement actions.
16. INCOME TAXES
Management recorded a valuation allowance against deferred tax assets at March 31, 2011 and December 31, 2010, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three
	Months Ended
	March 31,
	2011	2010
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	0.55%	-0.90%
Return on average equity (3)	6.56%	-9.18%
Interest rate spread (4)	3.30%	3.00%
Net interest margin (5)	3.50%	3.28%
Noninterest expense to average assets	3.07%	2.96%
Efficiency ratio (6)	77.12%	78.59%
Average interest-earning assets to average interest-bearing liabilities	112.50%	113.36%
Capital ratios:
Average equity to average assets	8.41%	9.77%
Equity to assets, end of period	8.39%	9.41%
Tier 1 leverage ratio	8.44%	8.47%
Tier 1 risk-based capital ratio	11.74%	11.47%
Total risk-based capital ratio	13.02%	12.73%
Asset quality ratio:
Nonperforming loans to total loans at end of period (7)	9.00%	7.60%
Nonperforming assets to average assets (8)	8.78%	7.59%
Nonperforming assets to total assets at end of period	8.92%	7.63%
Allowance for loan losses as a percent of loans	2.79%	2.55%
Allowance for loan losses as a percent of nonperforming loans (7)	31.82%	34.47%
Texas ratio (9)	84.50%	66.50%
Total classified assets as a percent of Tier 1 Capital	114.82%	119.22%
Net chargeoffs as a percent of average loans	1.63%	1.51%
Total 90+ days past due as a percent of total loans	7.13%	7.26%
Office data:
Number of full service banking offices	38	38
Number of loan production offices	7	6
Per share data:
Basic earnings (loss) (10)	$0.10	$(0.17)
Diluted earnings (loss) (10)	0.10	(0.17)
Book value (11)	5.73	6.94
Tangible book value (12)	5.72	6.92

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
Comparison of Financial Condition at March 31, 2011 and December 31, 2010
Total assets decreased $82.2 million to $2.1 billion at March 31, 2011, compared to December 31, 2010. Contributing to the change were decreases in available for sale securities of $72.7 million, net loans of $29.4 million and loans held for sale of $8.3 million. These decreases were partially offset by increases in real estate owned and other repossessed assets of $2.5 million and other assets of $24.2 million.
Net loans decreased $29.4 million during the first three months of 2011. The primary source of the decrease was the overall decline in construction loans and commercial real estate loans. Home Savings has, in the current economic environment, made a conscious effort to decrease its exposure in construction and segments of its commercial real estate loan portfolios.
Available for sale securities decreased $72.7 million during the first three months of 2011 as a result of various securities transactions initiated in the first three months of the year. During the first three months of 2011, the Company sold approximately $87.6 million in securities, realizing $1.3 million in gains on the sales. These sales were taken in part to realize a portion of the gains in the portfolio due to continued spread tightening on mortgage-backed and agency securities. The Company offset these sales with $26.9 million in purchases of additional securities. The additional purchases were primarily made in higher coupon mortgage-backed securities, which will afford the Company some yield protection should longer term rates begin to rise and/or prepayment speeds begin to slow. Maturities and paydowns of $10.7 million accounted for the remainder of the change.
The allowance for loan losses decreased to $46.4 million, or 2.79% of the net loan portfolio and 31.82% of nonperforming loans as of March 31, 2011, down from $50.9 million or 2.99% of the net loan portfolio and 36.47% of nonperforming loans as of December 31, 2010. Loan loss provisions totaling $2.2 million during the three months ended March 31, 2011 were offset by net charge-offs totaling $6.7 million. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31,				March 31,
	2010	Provision	Recovery	Chargeoff	2011
Real Estate Loans
Permanent
One-to four-family residential	$8,139	$1,829	$150	$(1,074)	$9,044
Multifamily residential	5,082	(315)	79	(242)	4,604
Nonresidential	12,559	(277)	1	(1,039)	11,244
Land	2,286	317	19	(523)	2,099

Total	28,066	1,554	249	(2,878)	26,991

Construction Loans
One-to four-family residential	8,260	(402)	57	(2,352)	5,563
Multifamily and nonresidential	273	(62)	—	—	211

Total	8,533	(464)	57	(2,352)	5,774

Consumer Loans
Home Equity	2,964	203	57	(516)	2,708
Auto	104	(6)	10	(3)	105
Marine	361	119	0	(223)	257
Recreational vehicle	1,519	337	17	(215)	1,658
Other	312	(61)	90	(73)	268

Total	5,260	592	174	(1,030)	4,996

Commercial Loans
Secured	2,611	511	51	(391)	2,782
Unsecured	6,413	(1)	35	(575)	5,872

Total	9,024	510	86	(966)	8,654

Total	$50,883	$2,192	$566	$(7,226)	$46,415

In the first quarter of 2011, the level of the allowance for loan losses decreased $4.5 million when compared to December 31, 2010. Furthermore, during the first quarter of 2011, the level of net loans charged off exceeded the loan loss provision by approximately $4.8 million.
Management estimates the required allowance balance based on an analysis using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, general economic conditions in the market area and other factors. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component of the allowance covers pools of loans evaluated as a homogeneous group using a historical charge-off experience factor applied to each pool of loans. The historical charge-off experience factor is also adjusted for certain environmental factors. These historical chargeoff factors increased in the first quarter of 2011. During the first quarter of 2011, the total level of impaired loans increased $13.1 million. The effect of this increase in impaired loans caused the allowance for loan losses to decrease $2.2 million. Additionally, during the first quarter of 2011, the level of loans collectively evaluated for impairment decreased $47.1 million. This reduction caused the allowance for loan losses to further decrease. This decrease occurred irrespective of the increase in the historical charge-off factors.
It can further be noted that timing differences can exist between the period in which a provision is made and the period in which the loss is confirmed and resulting charge-off is taken. In the last quarter of 2010, Home Savings incurred substantial provision expense for probable incurred losses in the form of both general and specific reserves. In the first quarter of 2011, certain loans were charged off that had adequate reserves applied in prior periods. Most notably as indicated above, one-to four-family residential construction loan charge offs of $2.3 million exceeded the provision for loan losses in this category by approximately $2.0 million in the first quarter. The level of charge-offs of one-to four-family residential construction loans is comprised of 39 loans previously reserved.
Construction loans charged off in the first quarter of 2011 amounted to $2.3 million. This chargeoff total is an aggregation of approximately 29 loans. The level of specific reserves allocated to impaired construction loans remained flat at March 31, 2011, as compared to December 31, 2010. This is the result of $7.6 million in loans with an existing specific reserve being re-evaluated in the first quarter. This re-evaluation decreased the allowance for loan losses by $763,000. This decrease was offset partially by loans, having an outstanding balance of $3.6 million at March 31, 2011, being evaluated for impairment for the first time. This resulted in an additional provision for loan losses of $346,000.

The level of commercial loans individually evaluated for impairment increased $1.3 million as a result of one relationship that became impaired in the first quarter of 2011. Commercial loans collectively evaluated for impairment decreased $1.7 million primarily as a result of a decrease in overall loan balances.
A loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and the loan is non-homogeneous in nature. Factors considered by management in determining impairment include payment status, collateral value and the strength of guarantors (if any). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the market value of the loan. The following table summarizes the change in impaired loans during the first three months of 2011.
Impaired Loans

(Dollars in thousands)

	March 31,	December 31,
	2011	2010	Change
Real Estate Loans
Permanent
One-to four-family residential	$27,968	$25,493	$2,475
Multifamily residential	8,775	11,487	(2,712)
Nonresidential	62,379	58,861	3,518
Land	6,901	5,569	1,332

Total	106,023	101,410	4,613

Construction Loans
One-to four-family residential	47,305	46,672	633
Multifamily and nonresidential	382	382	—

Total	47,687	47,054	633

Consumer Loans
Home Equity	1,250	1,438	(188)
Auto	69	55	14
Boat	—	—	—
Recreational vehicle	47	47	—
Other	7	7	—

Total	1,373	1,547	(174)

Commercial Loans
Secured	11,097	2,171	8,926
Unsecured	3,418	4,273	(855)

Total	14,515	6,444	8,071

Total Impaired Loans	$169,598	$156,455	$13,143

The increase in impaired loans can largely be attributed to one loan aggregating $8.7 million, for which, in the opinion of management, Home Savings will not be able to collect all payments of principal or interest due thereon according to its contractual terms.
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

•	Modification of the terms of a debt, such as one or a combination of:
•	Reduction of the stated interest rate for the remaining original life of the debt

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk

•	Reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement and/or

•	Reduction of accrued interest.
A debt restructuring is not necessarily a troubled debt restructuring for purposes of this definition even if the borrower is experiencing some financial difficulties. In general, a borrower that can obtain funds from other sources at market interest rates at or near those on non-troubled debt is not considered to be involved in a troubled debt restructuring. A troubled debt restructuring is not involved if:
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

The change in troubled debt restructurings for the three months ended March 31, 2011 is as follows:
Troubled Debt Restructurings

	March 31,	December 31,
	2011	2010	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$12,034	$10,830	$1,204
Multifamily residential	2,411	2,410	1
Nonresidential	22,178	22,313	(135)
Land	1,885	1,344	541

Total	38,508	36,897	1,611

Construction Loans
One-to four-family residential	6,683	6,879	(196)
Multifamily and nonresidential	—	—	—

Total	6,683	6,879	(196)

Consumer Loans
Home Equity	108	347	(239)
Auto	27	9	18
Marine	—	—	—
Recreational vehicle	—	—	—
Other	7	7	—

Total	142	363	(221)

Commercial Loans
Secured	9,147	348	8,799
Unsecured	69	84	(15)

Total	9,216	432	8,784

Total Restructured Loans	$54,549	$44,571	$9,978

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. Troubled debt restructured loans that were on nonaccrual status aggregated $24.4 million and $11.2 million at March 31, 2011 and December 31, 2010, respectively. Such loans are considered nonperforming loans. Troubled debt restructured loans that were accruing according to their terms aggregated $30.1 million and $33.3 million at March 31, 2011 and December 31, 2010, respectively. The increase in troubled debt restructured loans can largely be attributed to one loan aggregating $8.7 million, for which, in the opinion of management, Home Savings will not be able to collect all payments of principal or interest due according to contractual terms.
Nonperforming loans consist of nonaccrual loans and loans past due ninety days and still accruing. Nonperforming loans were $145.9 million, or 9.00% of net loans, at March 31, 2011, compared to $139.5 million, or 8.46% of net loans, at December 31, 2010. The schedule below summarizes the change in nonperforming loans for the first three months of 2011.

Nonperforming Loans

(Dollars in thousands)

	March 31,	December 31,
	2011	2010	Change
Real Estate Loans
Permanent
One-to four-family residential	$29,062	$27,417	$1,645
Multifamily residential	8,239	10,983	(2,744)
Nonresidential	37,353	39,838	(2,485)
Land	6,722	5,188	1,534

Total	81,376	83,426	(2,050)

Construction Loans
One-to four-family residential	46,139	44,022	2,117
Multifamily and nonresidential	382	2,413	(2,031)

Total	46,521	46,435	86

Consumer Loans
Home Equity	3,122	3,389	(267)
Auto	114	89	25
Marine	—	—	—
Recreational vehicle	982	237	745
Other	6	10	(4)

Total	4,224	3,725	499

Commercial Loans
Secured	10,359	1,822	8,537
Unsecured	3,376	4,122	(746)

Total	13,735	5,944	7,791

Total Nonperforming Loans	$145,856	$139,530	$6,326

During the first three months of 2011, one secured commercial loan relationship aggregating $8.7 million became nonperforming. While the loan is past due less than ninety days at March 31, 2011, management deemed it prudent to move the loan to a nonaccrual status.
Loans held for sale decreased $8.3 million, or 76.7%, to $2.5 million at March 31, 2011, compared to $10.5 million at December 31, 2010. Over the three months ended March 31, 2011, Home Savings has intentionally reduced the volume of loans originated for sale and focused on portfolio originations. Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.
Federal Home Loan Bank stock remained at $26.5 million for March 31, 2011, and December 31, 2010. During the first three months of 2011, the Federal Home Loan Bank paid a cash dividend in lieu of a stock dividend to its member banks.

Real estate owned and other repossessed assets increased $2.5 million, or 6.3%, during the three months ended March 31, 2011, as compared to the year ended December 31, 2010. The following table summarizes the activity in real estate owned and other repossessed assets during the period:

	Real Estate Owned	Repossessed Assets	Total
	(In thousands)
Balance at December 31, 2010	$39,914	$422	$40,336
Acquisitions	8,404	280	8,684
Sales	(5,350)	(215)	(5,565)
Provision for unrealized losses	(582)	—	(582)

Balance at March 31, 2011	$42,386	$487	$42,873

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of March 31, 2011:

		Valuation	Net
	Balance	Allowance	Balance
	(In thousands)
Real estate owned
One-to four-family	$15,978	$(178)	$15,800
Multifamily residential	2,587	(32)	2,555
Nonresidential	3,244	(306)	2,938
One-to four-family residential construction	26,426	(6,188)	20,238
Land	855	—	855

Total real estate owned	49,090	(6,704)	42,386
Repossessed assets
Auto	8	—	8
Marine	200	—	200
Recreational vehicle	279	—	279

Total repossessed assets	487	—	487

Total real estate owned and other repossessed assets	$49,577	$(6,704)	$42,873

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
Total deposits increased $22.7 million to $1.7 billion at March 31, 2011, compared to December 31, 2010. The primary cause for the increase in deposits was due to the overall increase in core deposits. As certificates of deposit renewed, the Company was able to successfully retain these deposits in other interest-bearing non-time deposit accounts and prevent them from leaving Home Savings entirely. Home Savings has also engaged a service to assist in attracting deposits from bank holding companies, credit unions and other financial institutions. As of March 31, 2011, Home Savings had no brokered deposits.
Federal Home Loan Bank advances decreased $101.9 million during the first three months of 2011, due primarily to lower funding needs as a result of lower net loans and available securities during the period. Home Savings had approximately $264.2 million in unused borrowing capacity at the FHLB at March 31, 2011.
Advance payments by borrowers for taxes and insurance decreased $7.4 million during the first three months of 2011. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $2.6 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $4.8 million.

Shareholders’ equity increased $1.3 million to $177.4 million at March 31, 2011, from $176.1 million at December 31, 2010. The change occurred primarily due to the net income recognized by the Company in the period offset partially by the adjustment to other comprehensive income for the valuation of available for sale securities during the period.
Comparison of Operating Results for the Three Months Ended
March 31, 2011 and March 31, 2010
Net Income (Loss). United Community recognized net income for the three months ended March 31, 2011, of $3.0 million, or $0.10 per diluted share, compared to a net loss of $5.2 million, or $(0.17) per diluted share, for the three months ended March 31, 2010. The primary cause of the change was lower provision for loan losses recognized during the first quarter of 2011. Compared with the first quarter of 2010, net interest income decreased $62,000, the provision for loan losses decreased $10.3 million, non-interest income decreased $2.6 million, and non-interest expense decreased $480,000. United Community’s annualized return on average assets and return on average equity were 0.55% and 6.56%, respectively, for the three months ended March 31, 2011. The annualized return on average assets and return on average equity for the comparable period in 2010 were (0.90)% and (9.18)%, respectively.
Net Interest Income. Net interest income for the three months ended March 31, 2011 and March 31, 2010, was $17.7 million. Total interest income decreased $3.1 million in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of a decrease of $215.3 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 8 basis points. The Company’s construction and segments of its commercial real estate loan portfolios declined as a result of executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.
Total interest expense decreased $3.0 million for the quarter ended March 31, 2011, as compared to the same quarter last year. The change was due primarily to reductions of $3.0 million in interest paid on deposits. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balance of certificates of deposit declined by $117.8 million, while non-time deposits increased by $44.9 million. Also contributing to the change was a reduction of 77 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 28 basis points.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $42.4 million, despite an increase in the average rate on those borrowings of 50 basis points in the first quarter of 2011 compared to the same quarter in 2010. The increase in rate is due to the change in the mix of borrowings, in that Home Savings paid off all overnight advances in the first quarter of 2011, leaving only term balances with the FHLB. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the cost of those liabilities of 9 basis points despite an increase in their average balances of $2.1 million.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended March 31, 2011, grew to 3.29% compared to 3.00% for the quarter ended March 31, 2010. The net interest margin increased 21 basis points to 3.49% for the three months ended March 31, 2011 compared to 3.28% for the same quarter in 2010.

	For the Three Months Ended March 31,
	2011 vs. 2010
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(360)	$(2,973)	$(3,333)
Loans held for sale	—	(4)	(4)
Investment securities:
Available for sale	(260)	522	262
FHLB stock	—	—	—
Other interest-earning assets	2	—	2

Total interest-earning assets	$(618)	$(2,455)	$(3,073)

Interest-bearing liabilities:
Savings accounts	(63)	22	(41)
NOW and money market accounts	(303)	62	(241)
Certificates of deposit	(1,830)	(875)	(2,705)
Federal Home Loan Bank advances	(174)	151	(23)
Repurchase agreements and other	(42)	41	(1)

Total interest-bearing liabilities	$(2,412)	$(599)	(3,011)

Change in net interest income			$(62)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $2.2 million in the first quarter of 2011, compared to $12.5 million in the first quarter of 2010. This $10.3 million decrease in the provision for loan losses is primarily a result of a decrease in the permanent real estate portfolio of $5.4 million and a decrease in the construction portfolio of $3.9 million. Both of these decreases are being driven primarily by a decrease in the volume of outstanding permanent real estate loans of $88.2 million and $77.0 million in the volume of outstanding construction loans.
Noninterest Income. Noninterest income decreased in the first quarter of 2011 to $4.0 million, as compared to the first quarter of 2010 of $6.6 million. Driving the decrease in noninterest income was the recognition of lower gains on the sale of fewer available for sale securities and the gain recognized on the sale of Home Savings’ Findlay, Ohio branch in the prior year.
Noninterest Expense. Noninterest expense was $16.8 million in the first quarter of 2011, compared to $17.0 million in the first quarter of 2010. The decrease in noninterest expense was driven by lower salaries and employee benefits paid to employees. This decrease was driven primarily because of the suspension of a matching contribution to the 401(k) plan for 2011 and, to a lesser extent, the Employee Stock Ownership Plan’s repayment in 2010 of the loan made by the Company to the ESOP.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended March 31, 2011 and 2010. Average balance calculations were based on daily balances.

	Three Months Ended March 31,
	2011			2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$1,632,182	$22,510	5.52%	$1,847,443	$25,843	5.60%
Net loans held for sale	7,024	66	3.76%	7,459	70	3.75%
Investment securities:
Available for sale	328,312	2,847	3.47%	256,748	2,585	4.03%
Federal Home Loan Bank stock	26,464	300	4.53%	26,464	300	4.43%
Other interest-earning assets	24,822	9	0.15%	24,246	7	0.12%

Total interest-earning assets	2,018,804	25,732	5.10%	2,162,360	28,805	5.33%
Noninterest-earning assets	129,879			129,270

Total assets	$2,148,683			$2,291,630

Interest-bearing liabilities:
NOW and money market accounts	$425,699	$635	0.60%	$399,624	$876	0.88%
Savings accounts	226,273	167	0.30%	207,438	208	0.40%
Certificates of deposit	904,024	5,529	2.45%	1,021,843	8,234	3.22%
Federal Home Loan Bank advances	139,253	825	2.37%	181,637	848	1.87%
Repurchase agreements and other	99,185	922	3.72%	96,987	923	3.81%

Total interest-bearing liabilities	1,794,434	8,078	1.80%	1,907,529	11,089	2.33%

Noninterest-bearing liabilities	173,649			160,162

Total liabilities	1,968,083			2,067,691
Equity	180,600			223,939

Total liabilities and equity	$2,148,683			$2,291,630

Net interest income and interest rate spread		$17,654	3.30%		$17,716	3.00%

Net interest margin			3.50%			3.28%
Average interest-earning assets to average interest-bearing liabilities			112.50%			113.36%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended March 31, 2011, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended March 31, 2011
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
				Internal
Change in				policy
rates		Internal		limitations		Internal
(Basis	NPV	policy	Change in	on NPV		policy
points)	Ratio	limitations	%	Change	$ Change	limitations	% Change
300	8.25%	6.00%	-1.65%	25.00%	$2,758	-15.00%	4.37%
200	9.06	7.00	-0.84	25.00	2,038	-10.00	3.23
100	9.66	7.00	-0.24	25.00	1,182	-5.00	1.87
Static	9.90	8.00	—	—	—	—	—

Year Ended December 31, 2010
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
				Internal
Change in				policy
rates		Internal		limitations		Internal
(Basis	NPV	policy	Change in	on NPV		policy
points)	Ratio	limitations	%	Change	$ Change	limitations	% Change
300	7.37%	6.00%	-2.04%	25.00%	$(121)	-15.00%	-0.17%
200	8.33	7.00	-1.08	25.00	123	-10.00	0.17
100	9.08	7.00	-0.33	25.00	215	-5.00	0.30
Static	9.41	8.00	—	—	—	—	—
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
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2011. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures were effective as of March 31, 2011. During the quarter ended March 31, 2011, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 1A — Risk Factors
There have been no significant changes in United Community’s risk factors as outlined in United Community’s Form 10-K for the period ended December 31, 2010. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2 — Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of UCFC shares during the quarter ended March 31, 2011.

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

UNITED COMMUNITY FINANCIAL CORP.

Date: May 16, 2011	/S/ Patrick W. Bevack
Patrick W. Bevack
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	/S/ James R. Reske
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