Form 10-Q
period 2011-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2011-08-12
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 30,984,344 common shares as of July 31, 2011.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$25,085	$18,627
Federal funds sold	30,413	18,480

Total cash and cash equivalents	55,498	37,107
Securities:
Available for sale, at fair value	392,749	362,042
Loans held for sale	4,824	10,870
Loans, net of allowance for loan losses of $46,223 and $50,883	1,509,399	1,649,486
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	21,489	22,076
Accrued interest receivable	7,201	7,720
Real estate owned and other repossessed assets	43,685	40,336
Core deposit intangible	412	485
Cash surrender value of life insurance	27,822	27,303
Other assets	12,876	13,409

Total assets	$2,102,419	$2,197,298

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,559,045	$1,551,210
Non-interest bearing	138,752	138,571

Total deposits	1,697,797	1,689,781
Borrowed funds:
Federal Home Loan Bank advances	96,365	202,818
Repurchase agreements and other	98,962	97,797

Total borrowed funds	195,327	300,615
Advance payments by borrowers for taxes and insurance	15,963	20,668
Accrued interest payable	838	809
Accrued expenses and other liabilities	9,352	9,370

Total liabilities	1,919,277	2,021,243

Shareholders’ Equity:
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 30,968,960 and 30,937,704 shares, respectively, outstanding	142,513	142,318
Retained earnings	111,910	111,049
Accumulated other comprehensive income (loss)	923	(4,778)
Treasury stock, at cost, 6,835,497 and 6,866,753 shares, respectively	(72,204)	(72,534)

Total shareholders’ equity	183,142	176,055

Total liabilities and shareholders’ equity	$2,102,419	$2,197,298

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest income
Loans	$21,421	$24,918	$43,931	$50,761
Loans held for sale	41	69	107	139
Available for sale securities	3,094	2,896	5,941	5,481
Federal Home Loan Bank stock dividends	294	294	594	594
Other interest earning assets	13	8	22	15

Total interest income	24,863	28,185	50,595	56,990
Interest expense
Deposits	6,081	8,408	12,412	17,726
Federal Home Loan Bank advances	796	875	1,621	1,723
Repurchase agreements and other	928	931	1,850	1,854

Total interest expense	7,805	10,214	15,883	21,303

Net interest income	17,058	17,971	34,712	35,687
Provision for loan losses	8,244	10,310	10,436	22,760

Net interest income after provision for loan losses	8,814	7,661	24,276	12,927

Non-interest income
Non-deposit investment income	308	484	662	912
Service fees and other charges	1,588	424	3,041	2,175
Net gains (losses):
Securities available for sale	229	3,671	1,542	6,514
Other -than-temporary loss in equity securities
Total impairment loss	(28)	—	(38)	—
Loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	(28)	—	(38)	—
Mortgage banking income	3,128	651	3,750	1,037
Real estate owned and other repossessed assets	(1,362)	(1,755)	(2,354)	(3,239)
Gain on sale of retail branch	—	—	—	1,387
Other income	1,437	1,270	2,685	2,519

Total non-interest income	5,300	4,745	9,288	11,305

Non-interest expense
Salaries and employee benefits	7,686	9,105	15,370	17,279
Occupancy	856	839	1,761	1,843
Equipment and data processing	1,624	1,720	3,318	3,387
Franchise tax	402	503	871	1,014
Advertising	141	147	262	369
Amortization of core deposit intangible	36	45	73	93
Deposit insurance premiums	1,057	1,459	2,462	2,920
Professional fees	293	940	1,255	1,973
Real estate owned and other repossessed asset expenses	891	1,024	1,764	1,631
Other expenses	2,924	1,509	5,262	3,750

Total non-interest expenses	15,910	17,291	32,398	34,259

Income (loss) before income taxes	(1,796)	(4,885)	1,166	(10,027)
Income tax expense (benefit)	—		—

Net income (loss)	$(1,796)	$(4,885)	$1,166	$(10,027)

(Continued)
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Income (loss) available to common shareholders	$(1,796)	$(4,885)	$1,166	$(10,027)
Other comprehensive income
Unrealized gains (losses) on securities, net	7,474	506	5,701	81

Comprehensive income (loss)	$5,678	$(4,379)	$6,867	$(9,946)

Earnings (loss) per share
Basic	$(0.06)	$(0.16)	$0.04	$(0.33)
Diluted	(0.06)	(0.16)	0.04	(0.33)
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Unearned
					Employee
				Accumulated	Stock
				Other	Ownership
	Shares	Common	Retained	Comprehensive	Plan	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Shares	Stock	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2010	30,938	$142,318	$111,049	$(4,778)	$—	$(72,534)	$176,055
Comprehensive income:
Net income			1,166				1,166
Change in net unrealized gain/(loss) on securities, net of taxes				5,701			5,701

Comprehensive income							6,867
Stock based compensation	31	195	(305)			330	220

Balance June 30, 2011	30,969	$142,513	$111,910	$923	$—	$(72,204)	$183,142

Balance December 31, 2009	30,898	$145,775	$148,674	$4,110	$(5,821)	$(72,955)	$219,783
Comprehensive income:
Net loss			(10,027)				(10,027)
Change in net unrealized gain/(loss) on securities, net of taxes				81			81

Comprehensive loss							(9,946)
Shares allocated to ESOP participants		(3,078)			5,821		2,743
Stock based compensation		111					111

Balance June 30, 2010	30,898	$142,808	$138,647	$4,191	$—	$(72,955)	$212,691

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$1,166	$(10,027)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	10,436	22,760
Mortgage banking income	(3,750)	(1,037)
Net losses on real estate owned and other repossessed assets sold	2,354	3,239
Net gain on retail branch sold	—	(1,387)
Net gain on available for sale securities sold	(1,542)	(6,514)
Net gains on other assets sold	(10)	(3)
Other than temporary impairment of securities available for sale	38	—
Amortization of premiums and accretion of discounts	601	(1,149)
Depreciation and amortization	883	993
Decrease in interest receivable	519	617
Increase (decrease) in interest payable	29	(397)
Decrease (increase) in prepaid and other assets	934	610
(Decrease) increase in other liabilities	(16)	1,836
Stock based compensation	220	111
Net principal disbursed on loans originated for sale	(57,577)	(80,372)
Proceeds from sale of loans originated for sale	64,927	85,175
ESOP compensation	—	2,743

Net cash from operating activities	19,212	17,198
Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	15,612	40,945
Proceeds from sale of:
Securities available for sale	115,928	174,022
Real estate owned and other repossessed assets	7,860	11,183
Premises and equipment	10	20
Loans transferred from portfolio to held for sale	87,533	—
Purchases of:
Securities available for sale	(156,349)	(263,157)
Principal disbursed on loans, net of repayments	32,971	33,913
Loans purchased	(2,129)	(2,460)
Purchases of premises and equipment	(280)	(161)
Sale of retail branch	—	(22,158)

Net cash from investing activities	101,156	(27,853)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	40,655	31,590
Net decrease in certificates of deposit	(32,639)	(78,352)
Net decrease in advance payments by borrowers for taxes and insurance	(4,705)	(1,852)
Proceeds from Federal Home Loan Bank advances	206,000	509,200
Repayment of Federal Home Loan Bank advances	(312,453)	(454,750)
Net change in repurchase agreements and other borrowed funds	1,165	1,607

Net cash from financing activities	(101,977)	7,443

Change in cash and cash equivalents	18,391	(3,212)
Cash and cash equivalents, beginning of period	37,107	45,074

Cash and cash equivalents, end of period	$55,498	$41,862

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
The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, contained in United Community’s Form 10-K for the year ended December 31, 2010.
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

3. RECENT ACCOUNTING DEVELOPMENTS
The Financial Accounting Standards Board (FASB) issued new Accounting Standards Updates (ASU) during the period. Below is a summary of each new ASU.
In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. Management is evaluating the impact of adoption on the Company’s financial statements.
ASU 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures”; to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.
ASU 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income”, to require that all nonowner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.
4. STOCK COMPENSATION
Stock Options:
On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 3,866 stock options granted in the first quarter of 2011, all of which become exercisable on January 6, 2013. There were 12,746 stock options granted in the second quarter of 2011, 4,000 of which become exercisable on December 31, 2011, 4,000 of which become exercisable on December 31, 2012 and the remaining 4,746 become exercisable on April 7, 2013. There were 423,695 stock options granted in 2010 and 32,000 stock options granted in 2009 under the 2007 Plan. For 418,000 of the options granted in 2010, one-half of the total options granted become exercisable on each of December 31, 2010 and 2011. The remainder of the options granted in 2010 become exercisable on October 7, 2012. For the options granted in 2009, one third of the total options granted become exercisable on each of December 31, 2009, 2010, and 2011. The options must be exercised within 10 years from the date of grant.
On July 12, 1999, shareholders approved the United Community Financial Corp. 1999 Long-Term Incentive Plan (as amended, the 1999 Plan). The purpose of the 1999 Plan was the same as the 2007 Plan. The 1999 Plan terminated on May 20, 2009, although the 1999 Plan survives so long as options issued under the 1999 Plan remain outstanding and exercisable.
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

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $63,000 in stock option expenses for the three months ended June 30, 2011. The Company recognized $160,000 in stock option expense for the six months ended June 30, 2011. The Company expects to recognize additional expense of $193,000 for the remainder of 2011.
A summary of activity in the plans is as follows:

	For the six months ended June 30, 2011
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	2,237,322	$6.88
Granted	16,612	1.36
Exercised	—	—
Forfeited	(212,953)	7.86

Outstanding at end of period	2,040,981	$6.73	$—

Options exercisable at end of period	1,722,608	$7.60	$—

Information related to the stock option plans for the six months ended June 30, 2011 follows:

June 30, 2011
Intrinsic value of options exercised	n/a
Cash received from option exercises	n/a
Tax benefit realized from option exercises	n/a
Weighted average fair value of options granted, per share	$0.89
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
The fair value of options granted during the second quarter 2011 was determined using the following weighted-average assumptions as of the grant date.

	April 7, 2011	April 28, 2011
Risk-free interest rate	2.29%	2.00%
Expected term (years)	5	5
Expected stock volatility	81.0	81.0
Dividend yield	—%	—%
Outstanding stock options have a weighted average remaining life of 4.55 years and may be exercised in the range of $1.20 to $12.38.

Restricted Stock Awards:
The 2007 Plan permits the issuance of awards to nonemployee directors. Compensation expense is recognized over the vesting period of the awards based on the market value of the shares at the issue date. A total of 71,135 restricted shares have been issued under the 2007 Plan; 31,256 of which were issued in 2011 and 39,879 were issued in 2010. These restricted shares vest on the first anniversary of the grant date. Expenses related to restricted stock awards are included with salaries and employee benefits. The cost will be recognized over a weighted average period of one year. The Company recognized approximately $33,000 in restricted stock award expenses for the three months ended June 30, 2011. The Company recognized approximately $60,000 in restricted stock award expenses for the six months ended June 30, 2011. The Company expects to recognize additional expenses of approximately $25,000 for the remainder of 2011.
A summary of changes in the Company’s nonvested restricted shares for the first six months of 2011 is as follows:

		Weighted
		average grant
	Shares	date fair value
Nonvested shares at January 1, 2011	39,879	$1.32
Granted	31,256	1.34
Vested	(9,446)	1.32
Forfeited	—	—

Nonvested shares at June 30, 2011	61,689	$1.33

5. SECURITIES
Components of the available for sale portfolio are as follows:

	June 30, 2011
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government sponsored entities’ securities	$64,598	$379	$—	$64,977
Equity securities	164	140	—	304
Mortgage-backed securities GSE issued:
residential	325,868	2,051	(451)	327,468

Total	$390,630	$2,570	$(451)	$392,749

	December 31, 2010
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government sponsored entities’ securities	$65,099	$—	$(2,164)	$62,935
Equity securities	235	159	—	394
Mortgage-backed securities GSE issued:
residential	300,290	1,688	(3,265)	298,713

Total	$365,624	$1,847	$(5,429)	$362,042

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	June 30, 2011
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	64,598	64,977
Mortgage-related securities	325,867	327,468

Total	$390,465	$392,445

Securities pledged for the Company’s investment in VISA stock were approximately $5.8 million at June 30, 2011 and $5.7 million at December 31, 2010. Securities pledged for public funds deposits were $400,000 at June 30, 2011, and $864,000 at December 31, 2010. Securities sold under an agreement to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $129.1 million at June 30, 2011, and $129.4 million at December 31, 2010.
United Community had no securities classified as trading as of June 30, 2011 or December 31, 2010.
The following table summarizes the investment securities with unrealized losses at June 30, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

	June 30, 2011
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities GSE issued: residential	130,312	(451)	—	—	130,312	(451)

Total	$130,312	$(451)	$—	$—	$130,312	$(451)

	December 31, 2010
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$62,935	$(2,164)	$—	$—	$62,935	$(2,164)
Mortgage-backed securities GSE issued: residential	203,569	(3,265)	—	—	203,569	(3,265)

Total	$266,504	$(5,429)	$—	$—	$266,504	$(5,429)

All of the U.S. Treasury and government sponsored entities’ mortgage backed securities that were temporarily impaired at June 30, 2011, were impaired due to the current level of interest rates. All of these securities continue to pay on schedule and management expects to receive all principal and interest owed on these securities.
Proceeds from sales of securities available for sale were $115.9 million and $174.0 million for the six months ended June 30, 2011 and 2010, respectively. Gross gains of $1.5 million and $6.5 million and no gross losses were realized on these sales during the first six months of 2011 and 2010, respectively.

The Company evaluates its equity securities for impairment on a quarterly basis. In general, if a security has been in an unrealized loss position for more than twelve months, the Company will realize an Other Than Temporary Impairment (OTTI) charge on the security. If the security has been in an unrealized loss position for less than twelve months, the Company examines the capital levels, nonperforming asset ratios, and liquidity position of the issuer to determine whether or not an OTTI charge is appropriate.
The Company recognized a $38,000 OTTI charge on equity investments in two other financial institutions in the first six months of 2011. One financial institution consented to a regulatory enforcement action, diminishing the chance of fair value recovery in the foreseeable future. The other investment was trading below book value and management was not able to determine with reasonable certainty that recovery would occur in the near-term.
As of June 30, 2011, the Company’s security portfolio consisted of 36 securities, 11 of which were in an unrealized loss position totaling approximately $451,000.
6. LOANS
Portfolio loans consist of the following:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Real Estate:
One-to four-family residential	$693,435	$757,426
Multi-family residential	129,767	135,771
Nonresidential	307,702	331,390
Land	25,515	25,138
Construction:
One-to four-family residential and land development	87,827	108,583
Multi-family and nonresidential	5,524	15,077

Total real estate	1,249,770	1,373,385
Consumer
Home equity	212,578	220,582
Auto	10,952	11,525
Marine	6,069	7,285
Recreational vehicles	32,584	35,671
Other	3,892	4,390

Total consumer	266,075	279,453
Commercial
Secured	28,404	28,876
Unsecured	9,950	17,428

Total commercial	38,354	46,304

Total loans	1,554,199	1,699,142

Less:
Allowance for loan losses	46,223	50,883
Deferred loan costs, net	(1,423)	(1,227)

Total	44,800	49,656

Loans, net	$1,509,399	$1,649,486

Changes in the allowance for loan losses are as follows:

	Three Months	Three Months
	ended	ended
	June 30, 2011	June 30, 2010
	(Dollars in thousands)
Balance, beginning of year	$46,415	$47,768
Provision for loan losses	8,244	10,310
Amounts charged off	(9,030)	(17,558)
Recoveries	594	208

Balance, end of year	$46,223	$40,728

	Six Months	Six Months
	ended	ended
	June 30, 2011	June 30, 2010
	(Dollars in thousands)
Balance, beginning of year	$50,883	$42,287
Provision for loan losses	10,436	22,760
Amounts charged off	(16,256)	(24,678)
Recoveries	1,160	379

Balance, end of year	$46,223	$40,748

The following tables present activity and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the three and six months ended June 30, 2011 and the year ended December 31, 2010.

Allowance For Loan Losses
(Dollars in thousands)
	Permanent
For the three months ended	Real Estate	Construction	Consumer	Commercial
June 30, 2011	Loans	Loans	Loans	Loans	Unallocated	Total

Beginning balance (3/31/11)	$26,991	$5,774	$4,996	$8,654	$—	$46,415
Provision	8,438	2,015	190	(2,399)	—	8,244
Chargeoffs	(4,295)	(1,405)	(767)	(2,563)	—	(9,030)
Recoveries	237	145	125	87	—	594

Net chargeoffs	(4,058)	(1,260)	(642)	(2,476)	—	(8,436)

Ending balance (6/30/11)	$31,371	$6,529	$4,544	$3,779	$—	$46,223

Allowance For Loan Losses
(Dollars in thousands)
	Permanent
For the six months ended	Real Estate	Construction	Consumer	Commercial
June 30, 2011	Loans	Loans	Loans	Loans	Unallocated	Total

Beginning balance (12/31/10)	$28,066	$8,533	$5,260	$9,024	$—	$50,883
Provision	9,992	1,551	782	(1,889)	—	10,436
Chargeoffs	(7,173)	(3,757)	(1,797)	(3,529)	—	(16,256)
Recoveries	486	202	299	173	—	1,160

Net chargeoffs	(6,687)	(3,555)	(1,498)	(3,356)	—	(15,096)

Ending balance (6/30/11)	$31,371	$6,529	$4,544	$3,779	$—	$46,223

(Continued)

	Permanent
	Real Estate	Construction	Consumer	Commercial
	Loans	Loans	Loans	Loans	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$6,914	$3,727	$—	$1,011	$—	$11,652
Loans collectively evaluated for impairment	24,457	2,802	4,544	2,768	—	34,571

Ending balance (6/30/11)	$31,371	$6,529	$4,544	$3,779	$—	$46,223

Period-end balances:
Loans individually evaluated for impairment	$105,604	$45,345	$1,169	$10,428	$—	$162,546
Loans collectively evaluated for impairment	1,050,815	48,006	264,906	27,926	—	1,391,653

Ending balance (6/30/11)	$1,156,419	$93,351	$266,075	$38,354	$—	$1,554,199

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any charge-offs or partial charge-offs applied to specific loans. The unpaid principal balance and the recorded investment exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

Allowance For Loan Losses
(Dollars in thousands)
	Permanent
For the twelve months ended	Real Estate	Construction	Consumer	Commercial
December 31, 2010	Loans	Loans	Loans	Loans	Unallocated	Total

Beginning balance (12/31/09)	$15,288	$19,020	$4,959	$3,020	$—	$42,287
Provision	40,595	10,028	4,079	7,725	—	62,427
Chargeoffs	(28,153)	(20,648)	(4,316)	(1,962)	—	(55,079)
Recoveries	336	133	538	241	—	1,248

Net chargeoffs	(27,817)	(20,515)	(3,778)	(1,721)	—	(53,831)

Ending balance (12/31/10)	$28,066	$8,533	$5,260	$9,024	$—	$50,883

Period-end amount allocated to:
Loans individually evaluated for impairment	$7,509	$3,360	$—	$2,575	$—	$13,444
Loans collectively evaluated for impairment	20,557	5,173	5,260	6,449	—	37,439

Ending balance (12/31/10)	$28,066	$8,533	$5,260	$9,024	$—	$50,883

Period-end balances:
Loans individually evaluated for impairment**	$101,410	$47,054	$1,547	$6,444	$—	$156,455
Loans collectively evaluated for impairment	1,148,315	76,606	277,906	39,860	—	1,542,687

Ending balance (12/31/10)	$1,249,725	$123,660	$279,453	$46,304	$—	$1,699,142

**	Revised to include impaired loans without specific allocations.

Impaired loans are defined as loans which, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and the loan is non-homogeneous in nature. Impaired loans can be divided into two categories: those with a specific valuation and those without a specific valuation. In general, impaired loans without a specific valuation either has sufficient collateral to support the loan balance, or any collateral shortfall that did exist has been charged off such that the remaining loan balance is dully supported by collateral value (less costs to sell).
Impaired loans consisted of the following:

	As of or for	As of or for the	As of or for
	the six months	twelve months	the six months
	ended	ended	ended
	June 30,	December 31,	June 30,
	2011	2010	2010
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$82,499	$71,853	$82,736
Impaired loans on which specific valuation allowance was provided	80,047	84,602	76,041

Total impaired loans at end of period	$162,546	$156,455	$158,777

Specific valuation allowances on impaired loans at period-end	11,652	13,444	10,029
Average impaired loans during period	162,868	144,977	138,791
Interest income recognized on impaired loans during the period **	1,184	1,778	816
Interest income received on impaired loans during the period **	2,412	4,570	816

**	Interest income recognized may be less than interest income received on an impaired loan if, for example, payments received on nonaccrual impaired loans are applied to principal.

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2011:

Impaired Loans
(Dollars in thousands)
			Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no specific allowance recorded
Permanent real estate
One-to four-family residential	$27,740	$23,725	$—	$25,043	$212	$327
Multifamily residential	5,165	4,166	—	3,144	—	107
Nonresidential	26,358	24,760	—	21,536	225	459
Land	9,229	7,469	—	6,363	34	80

Total	68,492	60,120	—	56,086	471	973

Construction loans
One-to four-family residential	32,932	19,487	—	20,430	103	180
Multifamily and nonresidential	—	—	—	255	—	—

Total	32,932	19,487	—	20,685	103	180

Consumer loans
Home Equity	2,529	1,040	—	1,243	3	15
Auto	98	75	—	66	—	3
Marine	—	—	—	—	—	—
Recreational vehicle	113	47	—	47	—	1
Other	7	7	—	7	—	—

Total	2,747	1,169	—	1,363	3	19

Commercial loans
Secured	3,451	1,340	—	1,502	13	14
Unsecured	16,069	383	—	385	5	27

Total	19,520	1,723	—	1,887	18	41

Total	$123,691	$82,499	$—	$80,021	$595	$1,213

(Continued)

Impaired Loans
(Dollars in thousands)
			Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With a specific allowance recorded
Permanent real estate
One-to four-family residential	$5,107	$4,702	$786	$2,253	$39	$58
Multifamily residential	4,894	2,858	224	5,951	—	27
Nonresidential	39,329	36,920	5,659	39,438	469	657
Land	1,557	1,004	245	618	12	19

Total	50,887	45,484	6,914	48,260	520	761

Construction loans
One-to four-family residential	35,937	25,858	3,727	26,011	60	251
Multifamily and nonresidential	—	—	—	—	—	—

Total	35,937	25,858	3,727	26,011	60	251

Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	—	—	—	—	—	—

Commercial loans
Secured	7,405	7,369	63	5,824	9	163
Unsecured	2,090	1,336	948	2,752	—	24

Total	9,495	8,705	1,011	8,576	9	187

Total	96,319	80,047	11,652	82,847	589	1,199

Total	$220,010	$162,546	$11,652	$162,868	$1,184	$2,412

The difference between the unpaid principal balance of $220,010 and the recorded investment of $162,546 (i.e. $57,464) represents amounts previously charged off by Home Savings. This amount, plus any existing reserves of $11,652, totals $69,611, or 31.4% of the unpaid principal balance of these loans.

The following table presents the average recorded investment and interest income associated with impaired loans for the three months ended June 30, 2011:

Impaired Loans
(Dollars in thousands)
	Average		Cash Basis
	Recorded	Interest Income	Income
	Investment	Recognized	Recognized

With no specific allowance recorded
Permanent real estate
One-to four-family residential	$25,373	$91	$152
Multifamily residential	2,889	—	64
Nonresidential	20,730	132	215
Land	6,087	23	58

Total	55,079	246	489

Construction loans
One-to four-family residential	20,666	76	93
Multifamily and nonresidential	319	—	—

Total	20,986	76	93

Consumer loans
Home Equity	1,294	1	6
Auto	64	—	1
Marine	—	—	—
Recreational vehicle	47	—	—
Other	7	—	—

Total	1,412	1	7

Commercial loans
Secured	1,543	6	6
Unsecured	386	5	17

Total	1,929	11	23

Total	$79,406	$334	$612

(Continued)

Impaired Loans
(Dollars in thousands)
	Average		Cash Basis
	Recorded	Interest Income	Income
	Investment	Recognized	Recognized

With a specific allowance recorded
Permanent real estate
One-to four-family residential	$1,641	$39	$49
Multifamily residential	6,725	—	17
Nonresidential	40,067	205	290
Land	522	12	15

Total	48,955	256	371

Construction loans
One-to four-family residential	26,050	1	157
Multifamily and nonresidential	—	—	—

Total	26,050	1	157

Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	—	—	—

Commercial loans
Secured	5,438	(109)	45
Unsecured	3,106	—	12

Total	8,544	(109)	57

Total	$83,549	$148	$585

Total	$162,955	$482	$1,197

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

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of June 30, 2011:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
(Dollars in thousands)
		Loans past due
		over 90 days
		and still
	Nonaccrual	accruing

Real Estate Loans
Permanent
One-to four-family residential	$28,776	$—
Multifamily residential	6,414	—
Nonresidential	36,382	—
Land	8,316	—

Total	79,888	—

Construction Loans
One-to four-family residential	42,268	1,121
Multifamily and nonresidential	382	—

Total	42,650	1,121

Consumer Loans
Home Equity	3,737	—
Auto	138	—
Marine	—	—
Recreational vehicle	1,861	—
Other	45	—

Total	5,781	—

Commercial Loans
Secured	8,073	—
Unsecured	1,577	—

Total	9,650	—

Total	$137,969	$1,121

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

The following tables present an age analysis of past-due loans, segregated by class of loans as of June 30, 2011:

Past Due Loans
(Dollars in thousands)
			Greater
	30-59	60-89	than 90
	Days	Days Past	Days Past	Total Past	Current	Total
	Past Due	Due	Due	Due	Loans	Loans
Real Estate Loans
Permanent
One-to four-family residential	$3,123	$1,881	$23,937	$28,941	$664,494	$693,435
Multifamily residential	256	249	5,094	5,599	124,168	129,767
Nonresidential	1,697	1,564	34,604	37,865	269,837	307,702
Land	415	—	6,483	6,898	18,617	25,515

Total	5,491	3,694	70,118	79,303	1,077,116	1,156,419

Construction Loans
One-to four-family residential	254	3,150	40,454	43,858	43,969	87,827
Multifamily and nonresidential	—	—	382	382	5,142	5,524

Total	254	3,150	40,836	44,240	49,111	93,351

Consumer Loans
Home Equity	1,701	768	2,744	5,213	207,365	212,578
Auto	81	18	77	176	10,776	10,952
Marine	224	—	—	224	5,845	6,069
Recreational vehicle	1,452	638	1,075	3,165	29,419	32,584
Other	10	6	45	61	3,831	3,892

Total	3,468	1,430	3,941	8,839	257,236	266,075

Commercial Loans
Secured	178	—	8,041	8,219	20,185	28,404
Unsecured	42	74	1,041	1,157	8,793	9,950

Total	220	74	9,082	9,376	28,978	38,354

Total	$9,433	$8,348	$123,977	$141,758	$1,412,441	$1,554,199

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

Restructured loans were $58.6 million and $44.6 million at June 30, 2011 and December 31, 2010, respectively. The Company has allocated $332,000 of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of June 30, 2011. The Company had allocated $1.2 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2010. Troubled debt restructurings are considered impaired and are included in the table above.
Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes homogenous loans past due 90 cumulative days, and all non-homogenous loans including commercial loans and commercial real estate loans.
Asset quality ratings are divided into two groups: Pass (unclassified) and Classified. Within the Pass group, loans that display potential weakness are risk rated as special mention. In addition, there are three Classified risk ratings: substandard, doubtful and loss. These specific credit risk categories are defined as follows:

Special Mention. Loans classified as special mention have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date. Loans may be housed in this category for no longer than 12 months during which time information is obtained to determine if the credit should be downgraded to the substandard category.

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

The Company monitors loans on a monthly basis to determine if they should be included in one of the categories listed above. All impaired non-homogeneous credits classified as Substandard, Doubtful or Loss are analyzed on an individual basis for a specific reserve requirement. This analysis is performed on each individual credit at least annually or more frequently if warranted. Loans that are not individually impaired and housed in the Pass risk category have a loss factor percentage applied to the balance of the outstanding loan.

As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:
Loans
June 30, 2011
(Dollars in thousands)

	Unclassified		Classified
		Special				Total
	Unclassified	Mention	Substandard	Doubtful	Loss	Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$657,587	$1,763	$34,085	$—	$—	$34,085	$693,435
Multifamily residential	104,488	7,300	17,979	—	—	17,979	129,767
Nonresidential	184,198	17,012	106,492	—	—	106,492	307,702
Land	9,303	1,123	15,089	—	—	15,089	25,515

Total	955,576	27,198	173,645	—	—	173,645	1,156,419

Construction Loans
One-to four-family residential	36,366	3,615	40,617	7,229	—	47,846	87,827
Multifamily and nonresidential	5,142	—	382	—	—	382	5,524

Total	41,508	3,615	40,999	7,229	—	48,228	93,351

Consumer Loans
Home Equity	208,616	—	3,962	—	—	3,962	212,578
Auto	10,470	336	146	—	—	146	10,952
Marine	6,055	14	—	—	—	—	6,069
Recreational vehicle	30,689	—	1,895	—	—	1,895	32,584
Other	3,839	—	53	—	—	53	3,892

Total	259,669	350	6,056	—	—	6,056	266,075

Commercial Loans
Secured	17,619	280	10,505	—	—	10,505	28,404
Unsecured	6,361	176	2,502	—	911	3,413	9,950

Total	23,980	456	13,007	—	911	13,918	38,354

Total	$1,280,733	$31,619	$233,707	$7,229	$911	$241,847	$1,554,199

Loans
December 31, 2010
(Dollars in thousands)

	Unclassified		Classified
		Special				Total
	Unclassified	Mention	Substandard	Doubtful	Loss	Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$723,814	$2,404	$31,208	$—	$—	$31,208	$757,426
Multifamily residential	106,839	6,900	22,032	—	—	22,032	135,771
Nonresidential	200,816	55,197	75,377	—	—	75,377	331,390
Land	9,677	1,100	14,361	—	—	14,361	25,138

Total	1,041,146	65,601	142,978	—	—	142,978	1,249,725

Construction Loans
One-to four-family residential	47,308	6,122	55,021	132	—	55,153	108,583
Multifamily and nonresidential	1,091	13,604	382	—	—	382	15,077

Total	48,399	19,726	55,403	132	—	55,535	123,660

Consumer Loans
Home Equity	216,994	—	3,588	—	—	3,588	220,582
Auto	11,420	—	105	—	—	105	11,525
Marine	7,285	—	0	—	—	—	7,285
Recreational vehicle	35,430	—	241	—	—	241	35,671
Other	4,375	—	15	—	—	15	4,390

Total	275,504	—	3,949	—	—	3,949	279,453

Commercial Loans
Secured	14,608	1,327	12,134	807	—	12,941	28,876
Unsecured	9,327	2,132	4,304	1,665	—	5,969	17,428

Total	23,935	3,459	16,438	2,472	—	18,910	46,304

Total	$1,388,984	$88,786	$218,768	$2,604	$—	$221,372	$1,699,142

7. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at both June 30, 2011, and December 31, 2010.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Six Months	Year Ended
	Ended	December 31,
	June 30, 2011	2010
	(Dollars in thousands)

Balance, beginning of year	$6,400	$6,228
Originations	1,036	2,621
Amortized to expense	(1,002)	(2,449)

Balance, end of period	6,434	6,400
Less valuation allowance	(58)	(285)

Net balance	$6,376	$6,115

Activity in the valuation allowance for mortgage servicing rights was as follows:

		Year Ended
	Six Months Ended	December 31,
	June 30, 2011	2010
	(Dollars in thousands)

Balance, beginning of year	$(285)	$(423)
Impairment charges	—	(1,279)
Recoveries	227	1,417

Balance, end of period	$(58)	$(285)

Fair value of mortgage servicing rights as of June 30, 2011 was approximately $9.3 million and at December 31, 2010 was approximately $8.2 million.
Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
Weighted average prepayment rate	286 PSA	322 PSA
Weighted average life (in years)	3.73	3.71
Weighted average discount rate	8%	8%

8. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Real estate owned and other repossessed assets at June 30, 2011 and December 31, 2010 were as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Real estate owned and other repossessed assets	$51,161	$47,668
Valuation allowance	(7,476)	(7,332)

End of period	$43,685	$40,336

Activity in the valuation allowance related to real estate owned was as follows:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)
Beginning of year	$7,332	$7,867
Additions charged to expense	1,808	4,572
Direct write-downs	(1,664)	(5,107)

End of period	$7,476	$7,332

Expenses related to foreclosed and repossessed assets include:

	For the three months ended June 30,
	2011	2010
	(Dollars in thousands)
Net loss on sales	$136	$775
Provision for unrealized losses, net	1,226	980
Operating expenses, net of rental income	891	1,024

Total expenses	$2,253	$2,779

	For the six months ended June 30,
	2011	2010
	(Dollars in thousands)
Net loss on sales	$546	$875
Provision for unrealized losses, net	1,808	2,364
Operating expenses, net of rental income	1,764	1,631

Total expenses	$4,118	$4,870

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
Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,
	2011	2010
	(Dollars in thousands)

Service cost	$—	$—
Interest cost	33	47
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	(19)	—

Net periodic benefit cost	$14	$47

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.00%	5.75%

	Six Months Ended June 30,
	2011	2010
	(Dollars in thousands)

Service cost	$—	$—
Interest cost	66	94
Expected return on plan assets	—	—
Net amortization of prior service cost	—	—
Recognized net actuarial gain	(38)	—

Net periodic benefit cost	$28	$94

Assumptions used in the valuations were as follows:
Weighted average discount rate	5.00%	5.75%
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
Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$64,977	$—	$64,977	$—
Equity securities	304	304	—	—
Mortgage-backed GSE securities: residential	327,468	—	327,468	—

		Fair Value Measurements at December 31, 2010 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$62,935	$—	$62,935	$—
Equity securities	394	394	—	—
Mortgage-backed GSE securities: residential	298,713	—	298,713	—

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Permanent real estate loans	$38,570	$—	$—	$38,570
Construction loans	22,131	—	—	22,131
Commercial loans	7,694	—	—	7,694
Mortgage servicing assets	1,117	—	1,117	—
Foreclosed assets
Permanent real estate loans	3,572	—	—	3,572
Construction loans	10,622	—	—	10,622

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Permanent real estate loans	$49,235	$—	$—	$49,235
Construction loans	20,229	—	—	20,229
Commercial loans	1,694	—	—	1,694
Loans held for sale	10,845	—	10,845	—
Mortgage servicing assets	2,278	—	2,278	—
Foreclosed assets
Permanent real estate loans	3,930	—	—	3,930
Construction loans	10,527	—	—	10,527
Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $80.0 million at June 30, 2011, with a specific valuation allowance of $11.7 million. This resulted in an additional provision for loan losses of $7.0 million during the three months ended June 30, 2011 and $12.6 million for the six months ended June 30, 2011. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $76.0 million at June 30, 2010, with a specific valuation allowance of $10.0 million, resulting in additional provision for loan losses of $5.9 million during three months ended June 30, 2010, and $11.7 million for the six months ended June 30, 2010. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $84.6 million at December 31, 2010, with a specific valuation allowance of $13.4 million, resulting in additional provision for loan losses of $47.9 million during 2010.
Mortgage servicing rights had a carrying amount of $1.2 million with a valuation allowance of $58,000 at June 30, 2011, resulting in no additional expenses during the three and six months ended June 30, 2011. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

Foreclosed assets, carried at fair value, which are measured for impairment using the fair value of the property less estimated selling costs, had a carrying amount of $21.7 million, with a valuation allowance of $7.5 million at June 30, 2011. This resulted in additional expenses of $1.2 million during the three months ended June 30, 2011 and $1.8 million for the six months ended June 30, 2011.
In accordance with generally accepted accounting principles, the carrying value and estimated fair values of financial instruments, at June 30, 2011 and December 31, 2010, were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$55,498	$55,498	$37,107	$37,107
Available for sale securities	392,749	392,749	362,042	362,042
Loans held for sale	4,824	4,877	10,870	10,870
Loans, net	1,509,399	1,524,651	1,649,486	1,675,610
Federal Home Loan Bank stock	26,464	n/a	26,464	n/a
Accrued interest receivable	7,201	7,201	7,720	7,720
Liabilities:
Deposits:
Checking, savings and money market accounts	(819,957)	(819,957)	(779,301)	(779,301)
Certificates of deposit	(877,840)	(892,551)	(910,480)	(925,325)
Federal Home Loan Bank advances	(96,365)	(103,093)	(202,818)	(210,497)
Repurchase agreements and other	(98,962)	(109,738)	(97,797)	(107,299)
Advance payments by borrowers for taxes and insurance	(15,963)	(15,963)	(20,668)	(20,668)
Accrued interest payable	(838)	(838)	(809)	(809)
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
11. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	For the six months ended
	June 30, 2011	June 30, 2010
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$15,854	$21,700
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	13,562	25,505
Transfers from loans to loans held for sale	86,584	—
12. SEGMENT INFORMATION
All of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking services.

13. EARNINGS PER SHARE
Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 2,040,846 shares were anti-dilutive for the three months ended June 30, 2011. There were 2,253,741 stock options for shares that were anti-dilutive for the three months ended June 30, 2010. Stock options for 2,039,678 shares were anti-dilutive for the six months ended June 30, 2011. There were 2,260,493 stock options for shares that were anti-dilutive for the six months ended June 30, 2010.

	Three Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Numerator:
Net loss	$(1,796)	$(4,885)

Denominator:
Weighted average common shares outstanding—basic	30,932	30,093
Dilutive effect of stock options	—	—

Weighted average common shares outstanding—dilutive	30,932	30,039

Basic earnings (loss) per share:	(0.06)	(0.16)
Dilutive earnings (loss) per share:	(0.06)	(0.16)

	Six Months Ended
	June 30,
	2011	2010
	(Dollars in thousands)
Numerator:
Net income (loss)	$1,166	$(10,027)

Denominator:
Weighted average common shares outstanding—basic	30,925	29,997
Dilutive effect of stock options	1	—

Weighted average common shares outstanding—dilutive	30,926	29,997

Basic earnings (loss) per share:	0.04	(0.33)
Dilutive earnings (loss) per share:	0.04	(0.33)

14. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of gains on sales of securities of $1.5 million and impairment charges of $38,000 at June 30, 2011, and gains on sales of securities of $6.5 million and no impairment charges at June 30, 2010.
Other comprehensive income (loss) components and related tax effects for the three month periods are as follows:

	Three months ended
	June 30,	June 30,
	2011	2010
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$7,675	$4,449
Reclassification adjustment for net gains realized in income	(201)	(3,671)

Net unrealized gain	7,474	778
Tax effect	—	(272)

Net of tax amount	$7,474	$506

	Six months ended
	June 30,	June 30,
	2011	2010
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$7,205	$6,639
Reclassification adjustment for net gains realized in income	(1,504)	(6,514)

Net unrealized gains	5,701	125
Tax effect	—	(44)

Net of tax amount	$5,701	$81

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

		Current
	Balance at	Period	Balance at
	December 31, 2010	Change	June 30, 2011

Unrealized gains (losses) on securities available for sale	$(5,673)	$5,701	$28
Unrealized gains on post-retirement benefits	895	—	895

Total	$(4,778)	$5,701	$923

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

	As of June 30, 2011
			Minimum Capital
	Actual		Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$198,561	13.47%	$176,887	12.00%
Tier 1 capital to risk-weighted assets	179,792	12.20%	*	*
Tier 1 capital to average total assets (Tier 1 leverage ratio)	179,792	8.40%	171,261	8.00%

	As of June 30, 2011
			To Be Well Capitalized Under
	Minimum Capital		Prompt Corrective Action
	Requirements Per Regulation		Provisions**
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$117,925	8.00%	$147,406	10.00%
Tier 1 capital to risk-weighted assets	*	*	88,444	6.00%
Tier 1 capital to average total assets (Tier 1 leverage ratio)	85,631	4.00%	107,038	5.00%

	As of December 31, 2010
			Minimum Capital
	Actual		Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$197,891	12.54%	$189,412	12.00%
Tier 1 capital to risk-weighted assets	177,776	11.26%	*	*
Tier 1 capital to average total assets (Tier 1 leverage ratio)	177,776	7.84%	181,513	8.00%

	As of December 31, 2010
			To Be Well Capitalized Under
	Minimum Capital		Prompt Corrective Action
	Requirements Per Regulation		Provisions**
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$126,274	8.00%	$157,843	10.00%
Tier 1 capital to risk-weighted assets	*	*	94,706	6.00%
Tier 1 capital to average total assets (Tier 1 leverage ratio)	90,757	4.00%	113,446	5.00%

*	Amount/Ratio is not required under the Bank Order or regulations.

**
As of June 30, 2011 and December 31,2010, respectively, the FDIC and OTS categorized Home Savings as adequately capitalized pursuant to the Bank Order and OTS Order (as amended) discussed in Note 2. Home Savings cannot be considered well capitalized while the Bank Order is in place.

As of June 30, 2011 and December 31, 2010, respectively, the FDIC and OTS categorized Home Savings as adequately capitalized pursuant to the Bank Order and OTS Order (as amended) discussed in Note 2. Home Savings cannot be considered well capitalized while the Bank Order is in place. The Bank Order requires Home Savings to measure its Tier 1 Leverage Ratio and Total Risk-based Capital Ratio at the end of every quarter. Under the terms of the Bank Order, if Home Savings’ Tier 1 Leverage Ratio falls below 8.0% or if its Total Risk-based Capital Ratio falls below 12.0% at the end of any given quarter, then Home Savings must restore its capital ratios to the required levels within 90 days. At December 31, 2010, Home Savings’ Tier 1 Leverage Ratio was 7.84% and its Total Risk-based Capital Ratio was 12.54%. Under the terms of the Bank Order, Home Savings was required to and successfully achieved the 8.0% Tier 1 Leverage Ratio by March 31, 2011.
Before July 21, 2011, the OTS was the federal regulator of savings associations and their holding companies. On July 21, 2010, financial regulatory reform legislation entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law, substantially altering the regulation of savings associations and savings and loan holding companies. The Dodd-Frank Act required the transfer of OTS functions to the Office of the Comptroller of the Currency (OCC), Federal Deposit Insurance Corporation (FDIC), and the Board of Governors of the Federal Reserve System (FRB), as of July 21, 2011. More specifically, as of July 21, 2011, United Community ceased to be regulated by the OTS and is now regulated by the FRB.
Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements. Refer to Note 2 for a complete discussion of the regulatory enforcement actions.
16. INCOME TAXES
Management recorded a valuation allowance against deferred tax assets at June 30, 2011 and December 31, 2010, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	-0.34%	-0.85%	0.11%	-0.87%
Return on average equity (3)	-3.95%	-8.91%	1.29%	-9.05%
Interest rate spread (4)	3.19%	3.06%	3.25%	3.03%
Net interest margin (5)	3.39%	3.30%	3.45%	3.29%
Non-interest expense to average assets	2.97%	2.99%	3.02%	2.98%
Efficiency ratio (6)	67.49%	82.92%	72.07%	80.72%
Average interest-earning assets to average interest-bearing liabilities	112.85%	112.93%	112.68%	113.14%
Capital ratios:
Average equity to average assets	8.49%	9.48%	8.45%	9.63%
Equity to assets, end of period	8.71%	9.19%	8.71%	9.19%
Tier 1 leverage ratio	8.40%	8.71%	8.40%	8.71%
Tier 1 risk-based capital ratio	12.20%	11.90%	12.20%	11.90%
Total risk-based capital ratio	13.47%	13.16%	13.47%	13.16%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	9.21%	8.69%	9.21%	8.69%
Non-performing assets to average assets (8)	8.54%	8.53%	8.52%	8.57%
Non-performing assets to total assets at end of period (8)	8.69%	8.52%	8.69%	8.52%
Allowance for loan losses as a percent of loans	2.91%	2.23%	2.91%	2.23%
Allowance for loan losses as a percent of nonperforming loans (7)	32.51%	26.25%	32.51%	26.25%
Texas ratio (9)	80.18%	77.99%	80.18%	77.99%
Total classified assets as a percent of Tier 1 capital	134.51%	111.23%	134.51%	111.23%
Total classified loans as a percent of Tier 1 capital and ALLL	107.48%	92.49%	107.48%	92.49%
Total classified assets as a percent of Tier 1 capital and ALLL	126.89%	109.89%	126.89%	109.89%
Net charge-offs as a percent of average loans	2.11%	3.84%	1.87%	2.66%
Total 90+ days past due as a percent of total loans	8.21%	7.40%	8.21%	7.40%
Office data:
Number of full service banking offices	38	38	38	38
Number of loan production offices	7	6	7	6
Per share data:
Basic earnings (loss) (10)	$(0.06)	$(0.16)	$0.04	$(0.33)
Diluted earnings (loss) (10)	(0.06)	(0.16)	0.04	(0.33)
Book value (11)	5.91	6.88	5.91	6.88
Tangible book value (12)	5.90	6.87	5.90	6.87

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
Comparison of Financial Condition at June 30, 2011 and December 31, 2010
Total assets decreased $94.9 million to $2.1 billion at June 30, 2011, compared to December 31, 2010. Contributing to the change were decreases in net loans of $140.1 million and loans held for sale of $6.0 million. These decreases were partially offset by increases in available for sale securities of $30.7 million and real estate owned and other repossessed assets of $3.3 million.
Net loans decreased $140.1 million during the first six months of 2011. The primary source of the decrease was a bulk mortgage loan sale that took place in the second quarter of 2011. The Company sold $70.4 million in fixed rate 15 and 30-year residential mortgage loans and subsequently realized a $2.7 million gain. These mortgage loans were specifically identified based on seasoned loan guidelines using Fannie Mae eligibility criteria and designated for sale as the Company’s protracted period of lower rates and prepayment speeds erode the value of the loans. In addition, reinvestment of proceeds into investment securities provides the Company with more liquidity options. Further contributing to the decline was the reduction in the Company’s construction and segments of its commercial real estate loan portfolios as a result of executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.
Available for sale securities increased $30.7 million during the first six months of 2011 as a result of various securities transactions initiated in the first half of 2011. During the first six months of 2011, the Company sold approximately $114.6 million in securities, realizing $1.5 million in gains. These sales were completed in part to realize a portion of the gains in the portfolio due to continued spread tightening on mortgage-backed and agency securities. The Company offset these sales with $156.3 million in purchases of additional securities. These purchases of higher coupon mortgage-backed securities were made to partially offset the effect of the bulk loan sale. This action will afford the Company some yield protection should longer term rates begin to rise and/or prepayment speeds begin to slow. Maturities and paydowns of $15.4 million accounted for the remainder of the change.
The allowance for loan losses decreased to $46.2 million, which is 2.91% of the net loan portfolio and 32.51% of nonperforming loans as of June 30, 2011, down from $50.9 million or 2.99% of the net loan portfolio and 36.47% of nonperforming loans as of December 31, 2010. A loan loss provision totaling $10.4 million during the six months ended June 30, 2011 was offset by net charge-offs totaling $15.1 million. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on an analysis using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, general economic conditions in the market area and other factors. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component of the allowance covers pools of loans evaluated as a homogeneous group using a historical charge-off experience factor applied to each pool of loans. The historical charge-off experience factor is also adjusted for certain environmental factors. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31,				June 30,
	2010	Provision	Recovery	Chargeoff	2011
Real Estate Loans

Permanent
One-to four-family residential	$8,139	$2,050	$318	$(1,743)	$8,764
Multifamily residential	5,082	(647)	82	(1,696)	2,821
Nonresidential	12,559	6,389	46	(2,957)	16,037
Land	2,286	2,200	40	(777)	3,749

Total	28,066	9,992	486	(7,173)	31,371

Construction Loans
One-to four-family residential	8,260	1,620	202	(3,656)	6,427
Multifamily and nonresidential	273	(69)	—	(101)	103

Total	8,533	1,551	202	(3,757)	6,529

Consumer Loans
Home Equity	2,964	(37)	67	(664)	2,330
Auto	104	(38)	23	(5)	84
Marine	361	360	—	(576)	145
Recreational vehicle	1,519	668	53	(432)	1,808
Other	312	(171)	156	(120)	177

Total	5,260	782	299	(1,797)	4,544

Commercial Loans
Secured	2,611	(661)	56	(1,045)	961
Unsecured	6,413	(1,228)	117	(2,484)	2,818

Total	9,024	(1,889)	173	(3,529)	3,779

Total	$50,883	$10,436	$1,160	$(16,256)	$46,223

In the first half of 2011, the level of the allowance for loan losses decreased $4.7 million when compared to December 31, 2010. Furthermore, during the first half of 2011, the level of net loans charged off exceeded the loan loss provision by approximately $4.7 million. It can further be noted that timing differences can exist between the period in which an initial provision is recognized and the subsequent period in which the loss is confirmed and the resulting charge-off recognized. As a result, it is possible to have charge-offs exceed the provision for loan losses in the various loan categories. There were three major categories, multifamily residential, one-to four-family residential construction and commercial loans (both secured and unsecured), where the level of charge-offs exceeded the provision recognized in 2011. In the fourth quarter of 2010, Home Savings incurred substantial provision expense to increase both the general and specific reserves based on deterioration experienced in the loan portfolio in these three loan categories. In the first half of 2011, certain loans were charged off where reserves were established in a previous period. This action can cause the level of loan charge-offs to exceed the provision expense in the current reporting period.
The $1.7 million in charge-offs in multifamily residential loans exceeded the provision by $2.3 million which was comprised of three relationships that had $991,000 in specific reserves at December 31, 2010 in anticipation of probable incurred losses in connection with these loans. Additionally, the principal balance of loans in this category declined $6.0 million during 2011 resulting in reduced general reserves being required. The historical charge-off factor has also decreased in this category in the first half of 2011.
One-to four-family residential construction loan charge-offs exceeded provision expense by approximately $2.0 million in 2011. With regard to the $3.7 million in charge-offs, the Bank had reserved $3.3 million at December 31, 2010. Although these one-to four-family residential construction loan principal balances have declined $30.3 million, the historical loss experience has resulted in an increase in the historical charge-off experience factor and thus a provision of $1.6 million was recorded in the first half of 2011.
A total of 24 loans comprise the $3.5 million in secured and unsecured commercial loan charge-offs which exceeded the provision by $5.4 million in 2011. As of December 31, 2010, Home Savings had set aside $2.9 million in reserves on these loans. Principal balances in this category have declined $8.0 million since December 31, 2010, to $38.4 million, of which $10.3 million has been individually evaluated for impairment by the Bank. Additionally, a majority of the decrease in these loans was in the unsecured category, which typically requires higher allowance for loan loss levels than secured loans, resulting in a reduced provision for loans at June 30, 2011.

Accordingly, as a result of reserves being established in previous periods, a decline in principal balances and changes in historical factors, the level of charge-offs for the year has exceeded the provision for loan losses in these loan categories.
A nonhomogeneous loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the strength of guarantors (if any). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the market value of the loan. The following table summarizes the change in impaired loans during the first six months of 2011.

Impaired Loans
(Dollars in thousands)
	June 30,	December 31,
	2011	2010	Change

Real Estate Loans
Permanent
One-to four-family residential	$28,427	$25,493	$2,935
Multifamily residential	7,024	11,487	(4,463)
Nonresidential	61,680	59,243	2,437
Land	8,473	5,569	2,903

Total	105,604	101,792	3,812

Construction Loans
One-to four-family residential	45,345	46,672	(1,327)
Multifamily and nonresidential	—	—	—

Total	45,345	46,672	(1,327)

Consumer Loans
Home Equity	1,040	1,438	(398)
Auto	75	55	20
Boat	—	—	—
Recreational vehicle	47	47	—
Other	7	7	—

Total	1,169	1,547	(378)

Commercial Loans
Secured	8,709	2,171	6,538
Unsecured	1,719	4,273	(2,554)

Total	10,428	6,444	3,984

Total Impaired Loans	$162,546	$156,455	$6,091

The increase in impaired loans is primarily attributable to eight loans aggregating $23.1 million, for which, in the opinion of management, Home Savings will not be able to collect all payments of principal or interest due thereon according to their respective contractual terms. These loans were partially offset by eight loans aggregating $14.1 million being resolved and removed from impaired status. A loan may be resolved through foreclosure and repossession by Home Savings, charged off, sold to a third-party, or by long-term performance according to contractual terms.

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

•	Modification of the terms of a debt, such as one or a combination of:
•	Reduction of the stated interest rate for the remaining original life of the debt,

•	Extension of the maturity date or dates at a stated interest rate lower than the current market rate for new debt with similar risk,

•	Reduction of the face amount or maturity amount of the debt as stated in the instrument or other agreement, and/or

•	Reduction of accrued interest.
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

The change in troubled debt restructurings for the six months ended June 30, 2011 is as follows:

Troubled Debt Restructurings
	June 30,	December 31,
	2011	2010	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$13,424	$10,830	$2,594
Multifamily residential	4,656	2,410	2,246
Nonresidential	22,096	22,313	(217)
Land	1,770	1,344	426

Total	41,946	36,897	5,049

Construction Loans
One-to four-family residential	7,533	6,879	654
Multifamily and nonresidential	—	—	—

Total	7,533	6,879	654

Consumer Loans
Home Equity	54	347	(293)
Auto	26	9	17
Marine	—	—	—
Recreational vehicle	—	—	—
Other	7	7	—

Total	87	363	(276)

Commercial Loans
Secured	8,980	348	8,632
Unsecured	66	84	(18)

Total	9,046	432	8,614

Total Restructured Loans	$58,612	$44,571	$14,041

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. Troubled debt restructured loans that were on nonaccrual status aggregated $28.1 million and $11.2 million at June 30, 2011 and December 31, 2010, respectively. Such loans are considered nonperforming loans. The increase in nonaccruing troubled debt restructured loans can largely be attributed to four loans aggregating $12.6 million, for which, in the opinion of management, Home Savings will not be able to collect all payments of principal or interest due according to contractual terms. Troubled debt restructured loans that were accruing according to their terms aggregated $30.5 million and $33.3 million at June 30, 2011 and December 31, 2010, respectively.

Nonperforming loans consist of nonaccrual loans and loans past due ninety days and still accruing. Nonperforming loans were $139.1 million, or 9.21% of net loans, at June 30, 2011, compared to $139.5 million, or 8.46% of net loans, at December 31, 2010. The schedule below summarizes the change in nonperforming loans for the first six months of 2011.

Nonperforming Loans
(Dollars in thousands)
	June 30,	December 31,
	2011	2010	Change
Real Estate Loans
Permanent
One-to four-family residential	$28,776	$27,417	$1,359
Multifamily residential	6,414	10,983	(4,569)
Nonresidential	36,382	39,838	(3,456)
Land	8,316	5,188	3,128

Total	79,888	83,426	(3,538)

Construction Loans
One-to four-family residential	43,389	44,022	(633)
Multifamily and nonresidential	382	2,413	(2,031)

Total	43,771	46,435	(2,664)

Consumer Loans
Home Equity	3,737	3,389	348
Auto	138	89	49
Marine	—	—	—
Recreational vehicle	1,861	237	1,624
Other	45	10	35

Total	5,781	3,725	2,056

Commercial Loans
Secured	8,073	1,822	6,251
Unsecured	1,577	4,122	(2,545)

Total	9,650	5,944	3,706

Total Nonperforming Loans	$139,090	$139,530	$(440)

During the first six months of 2011, one secured commercial loan, one nonresidential loan and two land loans, aggregating $15.1 million, became nonperforming. This was offset by a total of eleven loans (two multifamily loans, six nonresidential loans, one nonresidential construction loan and two commercial loans) being resolved through foreclosure, sales and chargeoffs.
Loans held for sale decreased $6.0 million, or 55.6%, to $4.8 million at June 30, 2011, compared to $10.9 million at December 31, 2010. Over the six months ended June 30, 2011, Home Savings has intentionally reduced the volume of loans originated for sale and focused on portfolio originations. Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.
Federal Home Loan Bank stock remained at $26.5 million for June 30, 2011, and December 31, 2010. During the first six months of 2011, the Federal Home Loan Bank paid a cash dividend in lieu of a stock dividend to its member banks.

Real estate owned and other repossessed assets increased $3.3 million, or 8.3%, during the six months ended June 30, 2011, as compared to the year ended December 31, 2010. The following table summarizes the activity in real estate owned and other repossessed assets during the period:

	(Dollars in thousands)
	Real Estate Owned	Repossessed Assets	Total
Balance at Beginning of period	$39,914	$422	$40,336
Acquisitions	12,942	666	13,608
Sales, net of gains	(8,039)	(412)	(8,451)
Change in valuation allowance	(1,808)	—	(1,808)

Balance at End of period	$43,009	$676	$43,685

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of June 30, 2011:

		Valuation	Net
	Balance	Allowance	Balance
	(Dollars in thousands)
Real estate owned
One-to four-family	$11,059	$(306)	$10,753
Multifamily residential	4,721	(17)	4,704
Nonresidential	5,629	(630)	4,999
One-to four-family residential construction	27,415	(6,523)	20,892
Land	1,661	—	1,661

Total real estate owned	50,485	(7,476)	43,009
Repossessed assets
Auto	—	—	—
Marine	200	—	200
Recreational vehicle	476	—	476

Total repossessed assets	676	—	676

Total real estate owned and other repossessed assets	$51,161	$(7,476)	$43,685

Property acquired in the settlement of loans is recorded at the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to reflect properly the asset at fair market value. The increase in the valuation allowance on property acquired in relation to one-to four-family residential construction loans was due to the decline in market value of those properties. Home Savings engages experienced professionals to sell real estate owned and other repossessed assets in a timely manner.
Total deposits increased $8.0 million to $1.7 billion at June 30, 2011, compared to December 31, 2010. The primary cause for the increase in deposits was due to an overall increase in core deposits. As certificates of deposit renewed, the Company was able to successfully retain these deposits in other interest-bearing non-time deposit accounts. Home Savings has also engaged a service through which it can obtain additional liquidity in the form of deposits from bank holding companies, credit unions and other financial institutions. As of June 30, 2011, Home Savings had no brokered deposits.
Federal Home Loan Bank advances decreased $106.5 million during the first six months of 2011, due primarily to lower funding needs as a result of lower net loans during the period. Home Savings had approximately $228.4 million in unused borrowing capacity at the FHLB at June 30, 2011.
Advance payments by borrowers for taxes and insurance decreased $4.7 million during the first six months of 2011. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $2.6 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $4.8 million. Shareholders’ equity increased $7.1 million to $183.1 million at June 30, 2011, from $176.1 million at December 31, 2010. The change occurred primarily due to the adjustment to other comprehensive income for the valuation of available for sale securities during the period and, to a lesser extent, the net income recognized by the Company in the period.

Comparison of Operating Results for the Three Months Ended
June 30, 2011 and June 30, 2010
Net Income (Loss). United Community recognized a net loss for the three months ended June 30, 2011, of $1.8 million, or $(0.06) per diluted share, compared to a net loss of $4.9 million, or $(0.16) per diluted share, for the three months ended June 30, 2010. The primary cause of the change was lower provision for loan losses recognized during the second quarter of 2011. Compared with the second quarter of 2010, net interest income decreased $913,000, the provision for loan losses decreased $2.1 million, non-interest income increased $555,000, and non-interest expense decreased $1.4 million. United Community’s annualized return on average assets and return on average equity were (0.34)% and (3.95)%, respectively, for the three months ended June 30, 2011. The annualized return on average assets and return on average equity for the comparable period in 2010 were (0.85)% and (8.91)%, respectively.
Net Interest Income. Net interest income for the three months ended June 30, 2011 was $17.1 million compared to $18.0 for the three months ended June 30, 2010. Total interest income decreased $3.3 million in the second quarter of 2011 compared to the second quarter of 2010, primarily as a result of a decrease of $204.1 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 17 basis points. The change was driven, in part, by the bulk mortgage loan sale in the second quarter of 2011. Further contributing to the decline was the reduction in the Company’s construction and segments of its commercial real estate loan portfolios as a result of executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.
Total interest expense decreased $2.4 million for the quarter ended June 30, 2011, as compared to the same quarter last year. The change was due primarily to reductions of $2.3 million in interest paid on deposits. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balance of certificates of deposit declined by $73.2 million, while non-time deposits increased by $53.2 million. Also contributing to the change was a reduction of 68 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 20 basis points.
Primarily in the third quarter of 2008, Home Savings offered a 42-month time deposit product (the “Step CD’s) to it customers in order to maintain adequate levels of liquidity as Home Savings entered into the Bank order with regulators. While the Step CD’s offered a blended rate over the 42-month term consistent with other 42-month certificates of deposit being offered in Home Savings’ market at that time, the interest rate paid on Step CD’s increases in regular intervals over the life of the deposit, such that in the final six months of the deposit prior to maturity, the rate paid is 6.50%. This product generated approximately $140.0 million in deposits, substantially all of which will mature in the first quarter of 2012.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $125.8 million, despite an increase in the average rate on those borrowings of 125 basis points in the second quarter of 2011 compared to the same quarter in 2010. The increase in rate is due to the change in the mix of borrowings, in that Home Savings had minimal overnight advances in the second quarter of 2011 with the FHLB. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the cost of those liabilities of 7 basis points despite an increase in their average balances of $1.4 million.
The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the second quarter of last year. The interest rate spread for the three months ended June 30, 2011, grew to 3.19% compared to 3.06% for the quarter ended June 30, 2010. The net interest margin increased nine basis points to 3.39% for the three months ended June 30, 2011 compared to 3.30% for the same quarter in 2010.

	For the Three Months Ended June 30
	2011 vs. 2010
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(749)	$(2,748)	$(3,497)
Loans held for sale	(13)	(15)	(28)
Investment securities:
Available for sale	(106)	304	198
FHLB stock	—	—	—
Other interest-earning assets	3	2	5

Total interest-earning assets	$(865)	$(2,457)	$(3,322)

Interest-bearing liabilities:
Savings accounts	(91)	35	(56)
NOW and money market accounts	(238)	49	(189)
Certificates of deposit	(1,551)	(531)	(2,082)
Federal Home Loan Bank advances	(192)	113	(79)
Repurchase agreements and other	(17)	14	(3)

Total interest-bearing liabilities	$(2,089)	$(320)	(2,409)

Change in net interest income			$(913)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $8.2 million in the second quarter of 2011, compared to $10.3 million in the second quarter of 2010. This $2.1 million decrease in the provision for loan losses is primarily a result of a decrease in the commercial loan portfolio of $4.0 million, a decrease in the permanent one-to four-family residential real estate portfolio of $3.1 million and a decrease in the multifamily permanent real estate portfolio of $1.6 million. These decreases are being driven primarily by decreases in the volume of outstanding commercial loans of $8.0 million, permanent one-to four-family residential real estate loans of $64.0 million and $6.0 million in the volume of outstanding multifamily permanent real estate loans as of June 30, 2011, compared to balance outstanding at December 31, 2010.
Noninterest Income. Noninterest income increased in the second quarter of 2011 to $5.3 million, as compared to $4.7 million in the second quarter of 2010. Affecting this comparison was the recognition of increased service fees due to a valuation allowance of $1.3 million for mortgage servicing rights being established in the second quarter of 2010. The second quarter of 2011 also reflected lower security gains of $3.4 million that were included in the second quarter of 2010. Finally, the second quarter of 2011 included a gain of $2.7 million from a bulk mortgage loan sale.
Noninterest Expense. Noninterest expense was $15.9 million in the second quarter of 2011, compared to $17.3 million in the second quarter of 2010. The decrease in noninterest expense was driven by lower salaries and employee benefits paid to employees. This decrease was driven primarily because of the suspension of a matching contribution to the 401(k) plan for 2011 and, to a lesser extent, the Employee Stock Ownership Plan’s repayment in 2010 of the loan made by the Company to the ESOP. Partially offsetting this change was an increase in other expenses due to the acceleration of expenses associated with negative escrow on loans in bankruptcy or foreclosure. Home Savings began recognizing these expenses sooner after determining the possibility of collection was remote.

Comparison of Operating Results for the Six Months Ended
June 30, 2011 and June 30, 2010
Net Income (Loss). United Community recognized net income for the six months ended June 30, 2011, of $1.2 million, or $0.04 per diluted share, compared to a net loss of $10.0 million, or $(0.33) per diluted share, for the six months ended June 30, 2010. The primary cause of the change was lower provision for loan losses recognized during the first six months of 2011. Compared with the first six months of 2010, net interest income decreased $975,000, the provision for loan losses decreased $12.3 million, non-interest income decreased $2.0 million, and non-interest expense decreased $1.9 million. United Community’s annualized return on average assets and return on average equity were 0.11% and 1.29%, respectively, for the six months ended June 30, 2011. The annualized return on average assets and return on average equity for the comparable period in 2010 were (0.87)% and (9.05)%, respectively.
Net Interest Income. Net interest income for the six months ended June 30, 2011, was $34.7 million compared to $35.7 million for the six months ended June 30, 2010. Total interest income decreased $6.4 million in the first six months of 2011 compared to the first six months of 2010, primarily as a result of a decrease of $209.6 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 13 basis points. The Company’s construction and segments of its commercial real estate loan portfolios declined as a result of executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment. The bulk mortgage loan sale also had decreased the average balance of net loans during the period.
Total interest expense decreased $5.4 million for the six months ended June 30, 2011, as compared to the same period last year. The change was due primarily to reductions of $5.3 million in interest paid on deposits. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balance of certificates of deposit declined by $95.4 million, while non-time deposits increased by $49.1 million. Also contributing to the change was a reduction of 73 basis points in the cost of certificates of deposit.
Primarily in the third quarter of 2008, Home Savings offered a 42-month time deposit product (the “Step CD’s) to its customers in order to maintain adequate levels of liquidity as Home Savings entered into the Bank order with regulators. While the Step CD’s offered a blended rate over the 42-month term consistent with other 42-month certificates of deposit being offered in Home Savings’ market at that time, the interest rate paid on Step CD’s increases in regular intervals over the life of the deposit, such that in the final six months of the deposit prior to maturity, the rate paid is 6.50%. This product generated approximately $140.0 million in deposits, substantially all of which will mature in the first quarter of 2012.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $84.3 million, despite an increase in the average rate on those borrowings of 90 basis points in the first six months of 2011 compared to the same period in 2010. The increase in rate is due to the change in the mix of borrowings, in that Home Savings had no overnight advances with the FHLB at June 30, 2011. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the cost of those liabilities of 7 basis points despite an increase in their average balances of $1.8 million.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first six months of last year. The interest rate spread for the six months ended June 30, 2011, grew to 3.24% compared to 3.01% for the six months ended June 30, 2010. The net interest margin increased 16 basis points to 3.45% for the six months ended June 30, 2011 compared to 3.29% for the same period in 2010.

	For the Six Months Ended June 30,
	2011 vs. 2010
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,113)	$(5,717)	$(6,830)
Loans held for sale	(15)	(17)	(32)
Investment securities:
Available for sale	(396)	856	460
FHLB stock	—	—	—
Other interest-earning assets	5	2	7

Total interest-earning assets	$(1,519)	$(4,876)	$(6,395)

Interest-bearing liabilities:
Savings accounts	(153)	56	(97)
NOW and money market accounts	(542)	111	(431)
Certificates of deposit	(3,385)	(1,401)	(4,786)
Federal Home Loan Bank advances	(353)	251	(102)
Repurchase agreements and other	(45)	41	(4)

Total interest-bearing liabilities	$(4,478)	$(942)	(5,420)

Change in net interest income			$(975)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $10.4 million in the first six months of 2011, compared to $22.8 million in the first six months of 2010. This $12.3 million decrease in the provision for loan losses is primarily a result of a decrease in all loan portfolio segments. Specifically, the permanent real estate portfolio decreased $3.4 million, the construction portfolio decreased $2.5 million, the consumer portfolio decreased $1.5 million and the commercial portfolio decreased $5.0 million. These decreases are being driven primarily by a decrease in the volume of outstanding loans.
Noninterest Income. Noninterest income decreased in the first half of 2011 to $9.3 million, as compared to the first half of 2010 of $11.3 million. Driving the decrease in noninterest income was the recognition of lower gains on the sale of fewer available for sale securities and the gain recognized on the sale of Home Savings’ Findlay, Ohio branch in the prior year. Partially offsetting these declines was an increase in mortgage banking income due to the $2.7 million gain recognized on the aforementioned bulk mortgage loan sale.
Noninterest Expense. Noninterest expense was $32.4 million in the first six months of 2011, compared to $34.3 million in the first six months of 2010. The decrease in noninterest expense was driven by lower salaries and employee benefits paid to employees. This decrease was driven primarily because of the suspension of a matching contribution to the 401(k) plan for 2011 and, to a lesser extent, the Employee Stock Ownership Plan’s repayment in 2010 of the loan made by the Company to the ESOP. Partially offsetting this change was an increase in other expenses due to the acceleration of expenses associated with negative escrow on loans in bankruptcy or foreclosure. Home Savings began recognizing these expenses sooner after determining the possibility of collection was remote.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 2011 and 2010. Average balance calculations were based on daily balances.

	Three Months Ended June 30,
	2011			2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$1,601,672	$21,421	5.35%	$1,805,746	$24,918	5.52%
Net loans held for sale	3,401	41	4.82%	4,466	69	6.18%
Investment securities:
Available for sale	351,029	3,094	3.53%	315,794	2,896	3.67%
Federal Home Loan Bank stock	26,464	294	4.44%	26,464	294	4.44%
Other interest-earning assets	29,021	13	0.18%	23,621	8	0.14%

Total interest-earning assets	2,011,587	24,863	4.94%	2,176,091	28,185	5.18%
Noninterest-earning assets	129,300			135,107

Total assets	$2,140,887			$2,311,198

Interest-bearing liabilities:
NOW and money market accounts	$434,973	$621	0.57%	$411,555	$810	0.79%
Savings accounts	241,968	147	0.24%	212,153	203	0.38%
Certificates of deposit	888,732	5,313	2.39%	961,958	7,395	3.07%
Federal Home Loan Bank advances	118,558	796	2.69%	244,326	875	1.43%
Repurchase agreements and other	98,345	928	3.77%	96,969	931	3.84%

Total interest-bearing liabilities	1,782,576	7,805	1.75%	1,926,961	10,214	2.12%

Noninterest-bearing liabilities	176,545			165,026

Total liabilities	1,959,121			2,091,987
Equity	181,766			219,211

Total liabilities and equity	$2,140,877			$2,311,198

Net interest income and interest rate spread		$17,058	3.19%		$17,971	3.06%

Net interest margin			3.39%			3.30%
Average interest-earning assets to average interest-bearing liabilities			112.85%			112.93%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.
AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six month periods ended June 30, 2011 and 2010. Average balance calculations were based on daily balances.

	Six Months Ended June 30,
	2011			2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$1,616,856	$43,931	5.43%	$1,826,479	$50,761	5.56%
Net loans held for sale	5,189	107	4.12%	5,954	139	4.67%
Investment securities:
Available for sale	339,733	5,941	3.50%	286,434	5,481	3.83%
Federal Home Loan Bank stock	26,464	594	4.49%	26,464	594	4.49%
Other interest-earning assets	26,933	22	0.16%	23,931	15	0.12%

Total interest-earning assets	2,015,175	50,595	5.02%	2,169,262	56,990	5.23%
Noninterest-earning assets	129,590			132,205

Total assets	$2,144,765			$2,301,467

Interest-bearing liabilities:
NOW and money market accounts	$430,361	$1,256	0.58%	$405,623	$1,687	0.83%
Savings accounts	234,165	314	0.27%	209,809	411	0.39%
Certificates of deposit	896,336	10,842	2.42%	991,735	15,628	3.15%
Federal Home Loan Bank advances	128,848	1,621	2.52%	213,155	1,723	1.62%
Repurchase agreements and other	98,763	1,850	3.75%	96,978	1,854	3.82%

Total interest-bearing liabilities	1,788,473	15,883	1.78%	1,917,300	21,303	2.22%

Noninterest-bearing liabilities	175,105			162,606

Total liabilities	1,963,578			2,079,906
Equity	181,187			221,561

Total liabilities and equity	$2,144,765			$2,301,467

Net interest income and interest rate spread		$34,712	3.24%		$35,687	3.01%

Net interest margin			3.45%			3.29%
Average interest-earning assets to average interest-bearing liabilities			112.68%			113.14%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended June 30, 2011, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended June 30, 2011
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in				Internal policy
rates		Internal		limitations		Internal
(Basis	NPV	policy	Change in	on NPV		policy
points)	Ratio	limitations	%	Change	$ Change	limitations	% Change
300	9.01%	6.00%	-0.96%	25.00%	$2,486	-15.00%	3.99%
200	9.69	7.00	-0.28	25.00	2,365	-10.00	3.80
100	10.16	7.00	0.19	25.00	1,480	-5.00	2.38
Static	9.97	8.00	—	—	—	—	—

Year Ended December 31, 2010
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in				Internal policy
rates		Internal		limitations		Internal
(Basis	NPV	policy	Change in	on NPV		policy
points)	Ratio	limitations	%	Change	$ Change	limitations	% Change
300	7.37%	6.00%	-2.04%	25.00%	$(121)	-15.00%	-0.17%
200	8.33	7.00	-1.08	25.00	123	-10.00	0.17
100	9.08	7.00	-0.33	25.00	215	-5.00	0.30
Static	9.41	8.00	—	—	—	—	—
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
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2011. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures were effective as of June 30, 2011. During the quarter ended June 30, 2011, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 1A	- Risk Factors
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

ITEM 2	- Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of UCFC shares during the quarter ended June 30, 2011.

ITEM 6	- Exhibits
Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation
3.2	Amended Code of Regulations
10.1	Executive Incentive Plan
10.2	State Bonus and Retention Plan
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: August 12, 2011	/s/ Patrick W. Bevack
Patrick W. Bevack
President and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	/s/ James R. Reske
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
Exhibit 3.2
Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.
Exhibit 10.1
Incorporated by reference to the Form 8-K filed by United Community on May 4, 2011 with the SEC, film number 11811040, Exhibit 10.1.
Exhibit 10.2
Incorporated by reference to the Form 8-K filed by United Community on May 4, 2011 with the SEC, film number 11811040, Exhibit 10.2.