Form 10-Q
period 2011-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2011-11-14
CIK 707886

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 31,000,472 common shares as of October 31, 2011.

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$21,355	$18,627
Federal funds sold	27,803	18,480

Total cash and cash equivalents	49,158	37,107
Securities:
Available for sale, at fair value	416,460	362,042
Loans held for sale	38,366	10,870
Loans, net of allowance for loan losses of $44,162 and $50,883	1,437,575	1,649,486
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	19,213	22,076
Accrued interest receivable	7,016	7,720
Real estate owned and other repossessed assets	38,316	40,336
Core deposit intangible	379	485
Cash surrender value of life insurance	28,089	27,303
Other assets	9,965	13,409

Total assets	$2,071,001	$2,197,298

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,535,365	$1,551,210
Non-interest bearing	152,576	138,571

Total deposits	1,687,941	1,689,781
Borrowed funds:
Federal Home Loan Bank advances	88,324	202,818
Repurchase agreements and other	90,623	97,797

Total borrowed funds	178,947	300,615
Advance payments by borrowers for taxes and insurance	13,202	20,668
Accrued interest payable	793	809
Accrued expenses and other liabilities	7,421	9,370

Total liabilities	1,888,304	2,021,243

Shareholders’ Equity:
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 30,984,344 and 30,937,704 shares, respectively, outstanding	142,694	142,318
Retained earnings	102,903	111,049
Accumulated other comprehensive income (loss)	9,141	(4,778)
Treasury stock, at cost, 6,820,113 and 6,866,753 shares, respectively	(72,041)	(72,534)

Total shareholders’ equity	182,697	176,055

Total liabilities and shareholders’ equity	$2,071,001	$2,197,298

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
Interest income
Loans	$19,558	$24,589	$63,489	$75,350
Loans held for sale	163	109	270	248
Available for sale securities	3,323	3,235	9,264	8,716
Federal Home Loan Bank stock dividends	264	297	858	891
Other interest earning assets	13	10	35	25

Total interest income	23,321	28,240	73,916	85,230
Interest expense
Deposits	5,972	7,528	18,384	25,254
Federal Home Loan Bank advances	793	984	2,414	2,707
Repurchase agreements and other	931	942	2,781	2,796

Total interest expense	7,696	9,454	23,579	30,757

Net interest income	15,625	18,786	50,337	54,473
Provision for loan losses	11,836	17,116	22,272	39,876

Net interest income after provision for loan losses	3,789	1,670	28,065	14,597

Non-interest income
Non-deposit investment income	389	388	1,050	1,300
Service fees and other charges	203	1,563	3,244	3,738
Net gains (losses):
Securities available for sale	1,958	781	3,500	7,295
Other -than-temporary loss in equity securities
Total impairment loss	(35)	(44)	(73)	(44)
Loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	(35)	(44)	(73)	(44)
Mortgage banking income	682	1,419	4,432	2,456
Real estate owned and other repossessed assets	(2,627)	(1,273)	(4,981)	(4,512)
Gain on sale of retail branch	—	—	—	1,387
Other income	1,346	1,281	4,032	3,800

Total non-interest income	1,916	4,115	11,204	15,420

Non-interest expense
Salaries and employee benefits	7,927	7,568	23,297	24,847
Occupancy	854	850	2,615	2,693
Equipment and data processing	1,592	1,562	4,910	4,949
Franchise tax	370	498	1,241	1,512
Advertising	204	205	466	574
Amortization of core deposit intangible	33	43	106	136
Deposit insurance premiums	1,111	1,391	3,573	4,311
Professional fees	1,290	948	2,545	2,921
Real estate owned and other repossessed asset expenses	361	1,027	2,125	2,658
Other expenses	827	1,608	6,089	5,358

Total non-interest expenses	14,569	15,700	46,967	49,959

Loss before income taxes	(8,864)	(9,915)	(7,698)	(19,942)
Income tax expense (benefit)	—	—	—	—

Net loss	$(8,864)	$(9,915)	$(7,698)	$(19,942)

(Continued)
UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net loss	$(8,864)	$(9,915)	$(7,698)	$(19,942)
Other comprehensive income
Unrealized gains (losses) on securities, net	8,218	(1,569)	13,919	(1,488)

Comprehensive income (loss)	$(646)	$(11,484)	$6,221	$(21,430)

Loss per share
Basic	$(0.29)	$(0.32)	$(0.25)	$(0.66)
Diluted	(0.29)	(0.32)	(0.25)	(0.66)
See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Unaudited)

					Unearned
					Employee
				Accumulated	Stock
				Other	Ownership
	Shares	Common	Retained	Comprehensive	Plan	Treasury
	Outstanding	Stock	Earnings	Income (Loss)	Shares	Stock	Total
	(Dollars in thousands, except per share data)

Balance December 31, 2010	30,938	$142,318	$111,049	$(4,778)	$—	$(72,534)	$176,055
Comprehensive income:
Net loss			(7,698)				(7,698)
Change in net unrealized gain/(loss) on securities, net of taxes				13,919			13,919

Comprehensive income							6,221
Stock based compensation	46	376	(448)			493	421

Balance September 30, 2011	30,984	$142,694	$102,903	$9,141	$—	$(72,041)	$182,697

Balance December 31, 2009	30,898	$145,775	$148,674	$4,110	$(5,821)	$(72,955)	$219,783
Comprehensive income:
Net loss			(19,942)				(19,942)
Change in net unrealized gain/(loss) on securities, net of taxes				(1,488)			(1,488)

Comprehensive loss							(21,430)
Shares allocated to ESOP participants		(3,078)			5,821		2,743
Stock based compensation	27	202	(256)			291	237

Balance September 30, 2010	30,925	$142,899	$128,476	$2,622	$—	$(72,664)	$201,333

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss	$(7,698)	$(19,942)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	22,272	39,876
Mortgage banking income	(4,432)	(2,456)
Net losses on real estate owned and other repossessed assets sold	4,981	4,512
Net gain on retail branch sold	—	(1,387)
Net gain on available for sale securities sold	(3,500)	(7,295)
Net loss (gain) on other assets	161	(3)
Other than temporary impairment of securities available for sale	73	44
Amortization of premiums and accretion of discounts	(405)	(649)
Depreciation and amortization	1,314	1,484
Decrease in interest receivable	704	127
Decrease in interest payable	(16)	(493)
Decrease in prepaid and other assets	7,308	3,174
(Decrease) increase in other liabilities	(1,948)	1,179
Stock based compensation	421	237
Net principal disbursed on loans originated for sale	(108,389)	(157,723)
Proceeds from sale of loans originated for sale	204,852	153,515
ESOP compensation	—	2,743
Net change in interest rate caps	—	95

Net cash from operating activities	115,698	17,038
Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	27,037	68,368
Proceeds from sale of:
Securities available for sale	201,856	247,129
Real estate owned and other repossessed assets	14,058	14,931
Premises and equipment	11	20
Purchases of:
Securities available for sale	(268,032)	(421,856)
Interest rate caps	—	(2,126)
Principal disbursed on loans, net of repayments	55,947	75,281
Loans purchased	(3,202)	(4,729)
Purchases of premises and equipment	(348)	(487)
Sale of retail branch	—	(22,158)

Net cash from investing activities	27,327	(45,627)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	70,566	33,952
Net decrease in certificates of deposit	(72,406)	(92,212)
Net decrease in advance payments by borrowers for taxes and insurance	(7,466)	(3,754)
Proceeds from Federal Home Loan Bank advances	306,000	745,200
Repayment of Federal Home Loan Bank advances	(420,494)	(659,917)
Net change in repurchase agreements and other borrowed funds	(7,174)	969

Net cash from financing activities	(130,974)	24,238

Change in cash and cash equivalents	12,051	(4,351)
Cash and cash equivalents, beginning of period	37,107	45,074

Cash and cash equivalents, end of period	$49,158	$40,723

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
The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the year ending December 31, 2011. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2010, contained in United Community’s Form 10-K for the year ended December 31, 2010.
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
As previously disclosed, on August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the OTS Order) with the Office of Thrift Supervision (OTS), predecessor to United Community’s current primary federal regulator, the Federal Reserve Board. Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the Bank Order) with the Federal Deposit Insurance Corporation (FDIC) and the Division of Financial Institutions of the Ohio Department of Commerce (Ohio Division). Although United Community and Home Savings have agreed to the issuance of the OTS Order and the Bank Order, respectively, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC, or the Ohio Division.
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
3. RECENT ACCOUNTING DEVELOPMENTS
The Financial Accounting Standards Board (FASB) issued new Accounting Standards Updates (ASU) during 2011. Below is a summary of each new ASU.
In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. The effective interest method discounts estimated future cash payments through the expected life of the loan to the net carrying amount of the loan. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified troubled debt restructurings, the amendment should be applied prospectively for the first interim period beginning on or after June 15, 2011. The adoption of this guidance did not have a material effect on the Company’s financial statements.
In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This guidance is not expected to have a significant impact on the Company’s financial statements.
In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The adoption of this amendment will have no impact on the consolidated financial statements as the current presentation of comprehensive income is already in compliance with this amendment.
4. STOCK COMPENSATION
Stock Options:
On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 3,866 stock options granted in the first quarter of 2011, all of which become exercisable on January 6, 2013. There were 12,746 stock options granted in the second quarter of 2011, 4,000 of which become exercisable on December 31, 2011, 4,000 of which become exercisable on December 31, 2012 and the remaining 4,746 of which become exercisable on April 7, 2013. There were 4,411 shares granted in the third quarter of 2011, all of which become exercisable on July 7, 2013. There were 423,695 stock options granted in 2010 and 32,000 stock options granted in 2009 under the 2007 Plan. For 418,000 of the options granted in 2010, one-half of the total options granted become exercisable on each of December 31, 2010 and 2011. The remainder of the options granted in 2010 become exercisable on October 7, 2012. For the options granted in 2009, one third of the total options granted became exercisable on each of December 31, 2009, and 2010, respectively. The remaining one third of the total options granted becomes exercisable on each of December 31, 2011. The options must be exercised within 10 years from the date of grant.

On July 12, 1999, shareholders approved the United Community Financial Corp. 1999 Long-Term Incentive Plan (as amended, the 1999 Plan). The purpose of the 1999 Plan was the same as the 2007 Plan. The 1999 Plan terminated on May 20, 2009, although the 1999 Plan survives so long as options issued under the 1999 Plan remain outstanding and exercisable.
The 1999 Plan provided for the grant of either incentive or nonqualified stock options. Options were awarded at exercise prices that were not less than the fair market value of the share at the grant date. The maximum number of common shares that could be issued under the 1999 Plan was 3,569,766. Because the 1999 Plan terminated, no additional options may be issued under it. All of the options awarded became exercisable on the date of grant except that options granted in 2009 became exercisable over three years beginning on December 31, 2009. All options expire 10 years from the date of grant.
Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $92,000 in stock option expenses for the three months ended September 30, 2011. The Company recognized $251,000 in stock option expense for the nine months ended September 30, 2011. The Company expects to recognize additional expense of $98,000 for the remainder of 2011.
A summary of activity in the 1999 and 2007 Plans is as follows:

	For the nine months ended September 30, 2011
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	2,237,322	$6.88
Granted	21,023	1.35
Exercised	—	—
Forfeited	(265,674)	8.09

Outstanding at end of period	1,992,671	$6.65	$—

Options exercisable at end of period	1,670,187	$7.65	$—

Information related to the stock option plans for the nine months ended September 30, 2011 follows:

September 30, 2011
Intrinsic value of options exercised	n/a
Cash received from option exercises	n/a
Tax benefit realized from option exercises	n/a
Weighted average fair value of options granted, per share	$0.88
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

The fair value of options granted during the third quarter 2011 was determined using the following weighted-average assumptions as of the grant date.

July 7,
2011
Risk-free interest rate	1.74%
Expected term (years)	5
Expected stock volatility	81.3
Dividend yield	—%
Outstanding stock options have a weighted average remaining life of 4.38 years and may be exercised in the range of $1.20 to $12.38.
Restricted Stock Awards:
The 2007 Plan permits the issuance of awards to nonemployee directors. Compensation expense is recognized over the vesting period of the awards based on the market value of the shares at the issue date. A total of 86,519 restricted shares have been issued under the 2007 Plan; 46,640 of which were issued in 2011 and 39,879 of which were issued in 2010. These restricted shares vest on the first anniversary of the grant date. Expenses related to restricted stock awards are included with salaries and employee benefits. The cost will be recognized over a weighted average period of one year. The Company recognized approximately $21,000 in restricted stock award expenses for the three months ended September 30, 2011. The Company recognized approximately $61,000 in restricted stock award expenses for the nine months ended September 30, 2011. The Company expects to recognize additional expenses of approximately $19,000 for the remainder of 2011.
A summary of changes in the Company’s nonvested restricted shares for the first nine months of 2011 is as follows:

		Weighted
		average grant
	Shares	date fair value
Nonvested shares at January 1, 2011	39,879	$1.32
Granted	46,640	1.32
Vested	(33,068)	1.29
Forfeited	—	—

Nonvested shares at September 30, 2011	53,451	$1.34

5. SECURITIES
Components of the available for sale portfolio are as follows:

	September 30, 2011
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government sponsored entities’ securities	$67,045	$1,488	$—	$68,533
Equity securities	129	118	—	247
Mortgage-backed securities GSE issued: residential	338,949	8,731	—	347,680

Total	$406,123	$10,337	$—	$416,460

	December 31, 2010
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and government sponsored entities’ securities	$65,099	$—	$(2,164)	$62,935
Equity securities	235	159	—	394
Mortgage-backed securities GSE issued: residential	300,290	1,688	(3,265)	298,713

Total	$365,624	$1,847	$(5,429)	$362,042

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	September 30, 2011
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	67,045	68,533
Mortgage-related securities	338,949	347,680

Total	$405,994	$416,213

Securities pledged for the Company’s investment in VISA stock were approximately $6.1 million at September 30, 2011 and $5.7 million at December 31, 2010. Securities pledged for participation in the Ohio Linked Deposit Program were $419,000 at September 30, 2011, and $864,000 at December 31, 2010. Securities sold under an agreement to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $115.6 million at September 30, 2011, and $129.4 million at December 31, 2010.
Proceeds from sales of securities available for sale were $85.9 million and $73.1 million for the three months ended September 30, 2011 and 2010, respectively. Gross gains of $2.0 million and $781,000 and no gross losses were realized on these sales during the three months of 2011 and 2010, respectively.
Proceeds from sales of securities available for sale were $201.9 million and $247.1 million for the nine months ended September 30, 2011 and 2010, respectively. Gross gains of $3.5 million and $7.3 million and no gross losses were realized on these sales during the nine months of 2011 and 2010, respectively.
There were no securities with unrealized losses at September 30, 2011.
The following table summarizes the investment securities with unrealized losses at September 30, 2011 and December 31, 2010 by aggregated major security type and length of time in a continuous unrealized loss position:

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
The Company recognized a $35,000 OTTI charge on equity investments with holdings of four other financial institutions in the third quarter of 2011. One financial institution consented to a regulatory enforcement action, diminishing the chance of fair value recovery in the foreseeable future. The other investments were trading below book value and management was not able to determine with reasonable certainty that recovery would occur in the near-term. The Company recognized a $73,000 OTTI charge on equity investments in four other financial institutions in the first nine months of 2011.
As of September 30, 2011, the Company’s security portfolio consisted of 48 securities, none of which was in an unrealized loss position.
6. LOANS
Portfolio loans consist of the following:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Real Estate:
One-to four-family residential	$677,708	$757,426
Multi-family residential	125,370	135,771
Nonresidential	303,165	331,390
Land	22,172	25,138
Construction:
One-to four-family residential and land development	66,761	108,583
Multi-family and nonresidential	4,528	15,077

Total real estate	1,199,704	1,373,385
Consumer
Home equity	195,131	220,582
Auto	9,918	11,525
Marine	5,983	7,285
Recreational vehicles	30,908	35,671
Other	3,427	4,390

Total consumer	245,367	279,453
Commercial
Secured	27,227	28,876
Unsecured	8,050	17,428

Total commercial	35,277	46,304

Total loans	1,480,348	1,699,142

Less:
Allowance for loan losses	44,162	50,883
Deferred loan costs, net	(1,389)	(1,227)

Total	42,773	49,656

Loans, net	$1,437,575	$1,649,486

Changes in the allowance for loan losses are as follows:

	Three Months ended	Three Months ended
	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Balance, beginning of period	$46,223	$40,728
Provision for loan losses	11,836	17,116
Amounts charged off	(14,320)	(17,307)
Recoveries	423	347

Balance, end of period	$44,162	$40,884

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Balance, beginning of period	$50,883	$42,287
Provision for loan losses	22,272	39,876
Amounts charged off	(30,576)	(42,005)
Recoveries	1,583	726

Balance, end of period	$44,162	$40,884

The following tables present activity and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the three and nine months ended September 30, 2011 and the year ended December 31, 2010.
Allowance For Loan Losses
(Dollars in thousands)

	Permanent
	Real
	Estate	Construction	Consumer	Commercial
	Loans	Loans	Loans	Loans	Unallocated	Total
For the three months ended September 30, 2011
Beginning balance (6/30/11)	$31,371	$6,529	$4,544	$3,779	$—	$46,223
Provision	7,065	4,734	1,105	(1,068)	—	11,836
Chargeoffs	(5,536)	(6,832)	(1,000)	(952)	—	(14,320)
Recoveries	168	95	136	24	—	423

Net chargeoffs	(5,368)	(6,737)	(864)	(928)	—	(13,897)

Ending balance (9/30/11)	$33,068	$4,526	$4,785	$1,783	$—	$44,162

For the nine months ended September 30, 2011
Beginning balance (12/31/10)	$28,066	$8,533	$5,260	$9,024	$—	$50,883
Provision	17,057	6,285	1,887	(2,957)	—	22,272
Chargeoffs	(12,709)	(10,589)	(2,797)	(4,481)	—	(30,576)
Recoveries	654	297	435	197	—	1,583

Net chargeoffs	(12,055)	(10,292)	(2,362)	(4,284)	—	(28,993)

Ending balance (9/30/11)	$33,068	$4,526	$4,785	$1,783	$—	$44,162

(Continued)
(Dollars in thousands)

	Permanent
	Real
	Estate	Construction	Consumer	Commercial
	Loans	Loans	Loans	Loans	Unallocated	Total
Period-end amount allocated to:
Loans individually evaluated for impairment	$9,265	$2,861	$—	$111	$—	$12,237
Loans collectively evaluated for impairment	23,803	1,665	4,785	1,672	—	31,925

Ending balance	$33,068	$4,526	$4,785	$1,783	$—	$44,162

Period-end balances:
Loans individually evaluated for impairment	$117,428	$34,322	$1,172	$8,563	$—	$161,485
Loans collectively evaluated for impairment	1,010,987	36,967	244,195	26,714	—	1,318,863

Ending balance	$1,128,415	$71,289	$245,367	$35,277	$—	$1,480,348

Allowance For Loan Losses
(Dollars in thousands)

	Permanent
For the twelve months ended	Real Estate	Construction	Consumer	Commercial
December 31, 2010	Loans	Loans	Loans	Loans	Unallocated	Total

Beginning balance (12/31/09)	$15,288	$19,020	$4,959	$3,020	$—	$42,287
Provision	40,595	10,028	4,079	7,725	—	62,427
Chargeoffs	(28,153)	(20,648)	(4,316)	(1,962)	—	(55,079)
Recoveries	336	133	538	241	—	1,248

Net chargeoffs	(27,817)	(20,515)	(3,778)	(1,721)	—	(53,831)

Ending balance (12/31/10)	$28,066	$8,533	$5,260	$9,024	$—	$50,883

Period-end amount allocated to:
Loans individually evaluated for impairment	$7,509	$3,360	$—	$2,575	$—	$13,444
Loans collectively evaluated for impairment	20,557	5,173	5,260	6,449	—	37,439

Ending balance (12/31/10)	$28,066	$8,533	$5,260	$9,024	$—	$50,883

Period-end balances:
Loans individually evaluated for impairment**	$101,410	$47,054	$1,547	$6,444	$—	$156,455
Loans collectively evaluated for impairment	1,148,315	76,606	277,906	39,860	—	1,542,687

Ending balance (12/31/10)	$1,249,725	$123,660	$279,453	$46,304	$—	$1,699,142

**	Revised to include impaired loans without specific allocations.

Impaired loans are defined as loans, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and the loan is non-homogeneous in nature. Impaired loans can be divided into two categories: those with a specific valuation and those without a specific valuation. In general, impaired loans without a specific valuation either has sufficient collateral to support the loan balance, or any collateral shortfall that did exist has been charged off such that the remaining loan balance is dully supported by collateral value (less costs to sell).
Impaired loans consisted of the following:

	As of or for	As of or for	As of or for
	the nine	the twelve	the nine
	months ended	months ended	months ended
	September 30,	December 31,	September 30,
	2011	2010	2010
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$74,561	$71,853	$73,027
Impaired loans on which specific valuation allowance was provided	86,924	84,602	68,865

Total impaired loans at end of period	$161,485	$156,455	$141,892

Specific valuation allowances on impaired loans at period-end	12,237	13,444	10,657
Average impaired loans during period	162,521	144,977	130,349
Interest income recognized on impaired loans during the period **	3,469	1,778	1,453
Interest income received on impaired loans during the period **	7,008	4,570	1,453

**	Interest income recognized may be less than interest income received on an impaired loan if, for example, payments received on nonaccrual impaired loans are applied to principal reduction.

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any charge-offs or partial charge-offs applied to specific loans. The unpaid principal balance and the recorded investment exclude accrued interest receivable and deferred loan costs, both of which are immaterial.
The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2011:
Impaired Loans
(Dollars in thousands)

			Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no specific allowance recorded
Permanent real estate
One-to four-family residential	$28,584	$24,878	$—	$25,002	$510	$1,004
Multifamily residential	5,170	4,331	—	3,441	—	148
Nonresidential	27,445	26,780	—	22,847	524	1,247
Land	7,465	5,887	—	6,244	15	126

Total	68,664	61,876	—	57,534	1,049	2,525

Construction loans
One-to four-family residential	17,258	10,465	—	17,939	219	280
Multifamily and nonresidential	707	—	—	191	—	—

Total	17,965	10,465	—	18,130	219	280

Consumer loans
Home Equity	2,535	1,050	—	1,194	2	29
Auto	88	68	—	67	1	9
Marine	—	—	—	—	—	—
Recreational vehicle	113	47	—	47	—	2
Other	7	7	—	7	—	—

Total	2,743	1,172	—	1,315	3	40

Commercial loans
Secured	1,272	574	—	1,270	35	43
Unsecured	16,795	474	—	407	13	163

Total	18,067	1,048	—	1,677	48	206

Total	$107,439	$74,561	$—	$78,656	$1,319	$3,051

(Continued)
Impaired Loans
(Dollars in thousands)

			Allowance
	Unpaid		for Loan	Average	Interest	Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With a specific allowance recorded
Permanent real estate
One-to four-family residential	$5,080	$4,475	$586	$2,809	$111	$168
Multifamily residential	4,883	2,847	223	5,175	—	170
Nonresidential	47,710	42,246	6,452	40,139	1,527	1,888
Land	6,421	5,984	2,004	1,960	382	527

Total	64,094	55,552	9,265	50,083	2,020	2,753

Construction loans
One-to four-family residential	40,701	23,857	2,861	25,472	110	694
Multifamily and nonresidential	—	—	—	—	—	—

Total	40,701	23,857	2,861	25,472	110	694

Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	—	—	—	—	—	—
Other	—	—	—	—	—	—

Total	—	—	—	—	—	—

Commercial loans
Secured	7,463	7,114	74	6,146	20	473
Unsecured	401	401	37	2,164	—	37

Total	7,864	7,515	111	8,310	20	510

Total	112,659	86,924	12,237	83,865	2,150	3,957

Total	$220,098	$161,485	$12,237	$162,521	$3,469	$7,008

The difference between the unpaid principal balance of $220,098 and the recorded investment of $161,485 (i.e., $58,613) represents amounts previously charged off by Home Savings. This amount, plus any existing reserves of $12,237, totals $70,850, or 32.2% of the unpaid principal balance of these loans.

The following table presents the average recorded investment and interest income associated with impaired loans for the three months ended September 30, 2011:
Impaired Loans
(Dollars in thousands)

	Average		Cash Basis
	Recorded	Interest Income	Income
	Investment	Recognized	Recognized

With no specific allowance recorded
Permanent real estate
One-to four-family residential	$24,302	$177	$502
Multifamily residential	4,249	—	—
Nonresidential	25,770	206	544
Land	6,678	(30)	24

Total	60,999	353	1,070

Construction loans
One-to four-family residential	14,976	89	13
Multifamily and nonresidential	—	—	—

Total	14,976	89	13

Consumer loans
Home Equity	1,045	(3)	5
Auto	72	1	4
Marine	—	—	—
Recreational vehicle	47	—	—
Other	7	—	—

Total	1,171	(2)	9

Commercial loans
Secured	957	15	21
Unsecured	429	8	126

Total	1,386	23	147

Total	$78,532	$463	$1,239

(Continued)
Impaired Loans
(Dollars in thousands)

	Average		Cash Basis
	Recorded	Interest Income	Income
	Investment	Recognized	Recognized

With a specific allowance recorded
Permanent real estate
One-to four-family residential	$4,589	$72	$101
Multifamily residential	2,853	—	133
Nonresidential	39,583	794	864
Land	3,494	370	504

Total	50,519	1,236	1,602

Construction loans
One-to four-family residential	24,858	(9)	349
Multifamily and nonresidential	—	—	—

Total	24,858	(9)	349

Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	—	—	—

Commercial loans
Secured	7,242	(107)	192
Unsecured	869	—	1

Total	8,111	(107)	193

Total	$83,488	$1,120	$2,144

Total	$162,020	$1,583	$3,383

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

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of September 30, 2011:
Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
(Dollars in thousands)

		Loans past due
		over 90 days
		and still
	Nonaccrual	accruing

Real Estate Loans
Permanent
One-to four-family residential	$27,250	$—
Multifamily residential	6,517	—
Nonresidential	44,242	—
Land	11,655	—

Total	89,664	—

Construction Loans
One-to four-family residential	31,166	—
Multifamily and nonresidential	—	—

Total	31,166	—

Consumer Loans
Home Equity	3,273	—
Auto	146	—
Marine	—	—
Recreational vehicle	2,460	3
Other	7	—

Total	5,886	3

Commercial Loans
Secured	6,642	—
Unsecured	719	—

Total	7,361	—

Total	$134,077	$3

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

The following tables present an age analysis of past-due loans, segregated by class of loans as of September 30, 2011:
Past Due Loans
(Dollars in thousands)

			Greater
	30-59	60-89	than 90
	Days Past	Days Past	Days Past	Total Past	Current	Total
	Due	Due	Due	Due	Loans	Loans
Real Estate Loans
Permanent
One-to four-family residential	$2,495	$3,768	$20,825	$27,088	$650,620	$677,708
Multifamily residential	—	—	5,455	5,455	119,915	125,370
Nonresidential	10,424	1,770	33,162	45,356	257,809	303,165
Land	—	417	10,108	10,525	11,647	22,172

Total	12,919	5,955	69,550	88,424	1,039,991	1,128,415

Construction Loans
One-to four-family residential	2,396	900	29,917	33,213	33,548	66,761
Multifamily and nonresidential	—	—	—	—	4,528	4,528

Total	2,396	900	29,917	33,213	38,076	71,289

Consumer Loans
Home Equity	1,788	924	2,263	4,975	190,156	195,131
Auto	60	15	68	143	9,775	9,918
Marine	142	523	—	665	5,318	5,983
Recreational vehicle	1,767	341	806	2,914	27,994	30,908
Other	17	5	7	29	3,398	3,427

Total	3,774	1,808	3,144	8,726	236,641	245,367

Commercial Loans
Secured	34	64	73	171	27,056	27,227
Unsecured	—	146	209	355	7,695	8,050

Total	34	210	282	526	34,751	35,277

Total	$19,123	$8,873	$102,893	$130,889	$1,349,459	$1,480,348

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

Troubled Debt Restructurings:
Restructured loans were $47.7 million and $44.6 million at September 30, 2011 and December 31, 2010, respectively. The Company has allocated $2.0 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of September 30, 2011. The Company had allocated $1.2 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2010. Troubled debt restructurings are considered impaired and are included in the table above.
The Company has committed to lend additional amounts totaling up to $26.9 million as of September 30, 2011.
During the period ended September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of a loan were for periods ranging from six months to 28 years. Modifications involving an extension of the maturity date were for periods ranging from six months to three years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2011:

		Pre-Modification	Post-
		Outstanding	Modification
		Recorded	Recorded
	Number of loans	Investment	Investment
(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	15	$1,311	$1,260
Multifamily residential	—	—	—
Nonresidential	—	—	—
Land	—	—	—

Total	15	1,311	1,260

Construction Loans
One-to four-family residential	—	—	—
Multifamily and nonresidential	—	—	—

Total	—	—	—

Consumer Loans
Home Equity	1	93	93
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	—	93	93

Commercial Loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total Restructured Loans	16	$1,404	$1,353

The troubled debt restructurings described above increased the allowance for loan losses by $9,000 and resulted in no charge offs during the three months ending September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2011:

		Pre-
		Modification	Post-
		Outstanding	Modification
		Recorded	Recorded
	Number of loans	Investment	Investment
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	38	$4,521	$4,491
Multifamily residential	2	2,246	2,246
Nonresidential	—	—	—
Land	1	2,027	1,476

Total	41	8,794	8,213

Construction Loans
One-to four-family residential	6	2,890	2,343
Multifamily and nonresidential	—	—	—

Total	6	2,890	2,343

Consumer Loans
Home Equity	1	93	93
Auto	1	21	21
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	2	114	114

Commercial Loans
Secured	2	8,809	8,803
Unsecured	—	—	—

Total	2	8,809	8,803

Total Restructured Loans	51	$20,607	$19,473

The troubled debt restructurings described above increased the allowance for loan losses by $158,000 and resulted in charge offs of $439,000 during the nine months ended September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ended September 30, 2011:

	Number of	Recorded
	loans	Investment
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	36	$3,825
Multifamily residential	3	3,275
Nonresidential	4	2,343
Land	3	1,369

Total	46	10,812

Construction Loans
One-to four-family residential	6	1,696
Multifamily and nonresidential	—	—

Total	6	1,696

Consumer Loans
Home Equity	—	—
Auto	1	5
Marine	—	—
Recreational vehicle	—	—
Other	—	—

Total	1	5

Commercial Loans
Secured	1	6,569
Unsecured	1	—

Total	2	6,569

Total Restructured Loans	55	$19,082

A troubled debt restructuring is considered to be in payment default once it is 30 days contractually past due under the modified terms.
The troubled debt restructurings that subsequently defaulted described above resulted in chargeoffs of $3.1 million during the period ended September 30, 2011, but had no effect on the allowance for loan losses.
The terms of certain other loans were modified during the period ended September 30, 2011 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2011 of $15.4 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy.
Certain loans which were modified during the nine months ended September 30, 2011 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment that was considered to be insignificant had delays in payment ranging from 180 days to 24 months.

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

As of September 30, 2011 and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:
Loans
(Dollars in thousands)

	Unclassified		Classified
		Special				Total
	Unclassified	Mention	Substandard	Doubtful	Loss	Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$641,918	$3,948	$31,842	$—	$—	$31,842	$677,708
Multifamily residential	99,408	7,227	18,735	—	—	18,735	125,370
Nonresidential	172,853	18,890	111,422	—	—	111,422	303,165
Land	8,890	1,211	12,071	—	—	12,071	22,172

Total	923,069	31,276	174,070	—	—	174,070	1,128,415

Construction Loans
One-to four-family residential	29,243	3,214	31,117	3,187	—	34,304	66,761
Multifamily and nonresidential	4,528	—	—	—	—	—	4,528

Total	33,771	3,214	31,117	3,187	—	34,304	71,289

Consumer Loans
Home Equity	191,615	—	3,516	—	—	3,516	195,131
Auto	9,467	293	158	—	—	158	9,918
Marine	5,970	13	—	—	—	—	5,983
Recreational vehicle	28,397	—	2,511	—	—	2,511	30,908
Other	3,413	—	14	—	—	14	3,427

Total	238,862	306	6,199	—	—	6,199	245,367

Commercial Loans
Secured	17,632	258	9,337	—	—	9,337	27,227
Unsecured	5,393	171	2,486	—	—	2,486	8,050

Total	23,025	429	11,823	—	—	11,823	35,277

Total	$1,218,727	$35,225	$223,209	$3,187	$—	$226,396	$1,480,348

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:
Loans
(Dollars in thousands)

	Unclassified		Classified
		Special				Total
	Unclassified	Mention	Substandard	Doubtful	Loss	Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$723,814	$2,404	$31,208	$—	$—	$31,208	$757,426
Multifamily residential	106,839	6,900	22,032	—	—	22,032	135,771
Nonresidential	200,816	55,197	75,377	—	—	75,377	331,390
Land	9,677	1,100	14,361	—	—	14,361	25,138

Total	1,041,146	65,601	142,978	—	—	142,978	1,249,725

Construction Loans
One-to four-family residential	47,308	6,122	55,021	132	—	55,153	108,583
Multifamily and nonresidential	1,091	13,604	382	—	—	382	15,077

Total	48,399	19,726	55,403	132	—	55,535	123,660

Consumer Loans
Home Equity	216,994	—	3,588	—	—	3,588	220,582
Auto	11,420	—	105	—	—	105	11,525
Marine	7,285	—	0	—	—	—	7,285
Recreational vehicle	35,430	—	241	—	—	241	35,671
Other	4,375	—	15	—	—	15	4,390

Total	275,504	—	3,949	—	—	3,949	279,453

Commercial Loans
Secured	14,608	1,327	12,134	807	—	12,941	28,876
Unsecured	9,327	2,132	4,304	1,665	—	5,969	17,428

Total	23,935	3,459	16,438	2,472	—	18,910	46,304

Total	$1,388,984	$88,786	$218,768	$2,604	$—	$221,372	$1,699,142

7. MORTGAGE BANKING ACTIVITIES
Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at both September 30, 2011, and December 31, 2010.
Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$6,400	$6,228
Originations	1,409	2,621
Amortized to expense	(1,560)	(2,449)

Balance, end of period	6,249	6,400
Less valuation allowance	(1,415)	(285)

Net balance	$4,834	$6,115

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months		Twelve Months
	Ended September	Nine Months Ended	Ended December 31,
	30, 2011	September 30, 2011	2010
	(Dollars in thousands)
Balance, beginning of year	$(58)	$(285)	$(423)
Impairment charges	(1,357)	(1,357)	(1,279)
Recoveries	—	227	1,417

Balance, end of period	$(1,415)	$(1,415)	$(285)

Fair value of mortgage servicing rights as of September 30, 2011 was approximately $6.4 million and at December 31, 2010 was approximately $8.2 million.
Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
Weighted average prepayment rate	421 PSA	322 PSA
Weighted average life (in years)	3.65	3.71
Weighted average discount rate	8%	8%

8. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS
Real estate owned and other repossessed assets at September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)

Real estate owned and other repossessed assets	$46,668	$47,668
Valuation allowance	(8,352)	(7,332)

End of period	$38,316	$40,336

Activity in the valuation allowance related to real estate owned was as follows:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)
Beginning of year	$7,332	$7,867
Additions charged to expense	4,040	4,572
Direct write-downs	(3,020)	(5,107)

End of period	$8,352	$7,332

Expenses related to foreclosed and repossessed assets include:

	For the three months ended September 30,
	2011	2010
	(Dollars in thousands)
Net loss on sales	$395	$407
Provision for unrealized losses, net	2,232	866
Operating expenses, net of rental income	361	1,027

Total expenses	$2,988	$2,300

	For the nine months ended September 30,
	2011	2010
	(Dollars in thousands)
Net loss on sales	$941	$1,282
Provision for unrealized losses, net	4,040	3,230
Operating expenses, net of rental income	2,125	2,658

Total expenses	$7,106	$7,170

9. OTHER BENEFIT PLANS
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
The benefit obligation was measured on December 31, 2010. Information about changes in obligations of the benefit plan follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,778	$3,405
Service cost	—	—
Interest cost	41	185
Actuarial (gain)/loss	—	(670)
Benefits paid	(124)	(142)

Benefit obligation at end of the year	$2,695	$2,778

Funded status of the plan	$(2,695)	$(2,778)

The amounts recognized in accumulated other comprehensive income, net of tax consist of the following:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)

Net gains (losses)	$—	$1,015
Prior service credit (cost)	—	1

	$—	$1,016

Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)

Service cost	$—	$—	$—	$—
Interest cost	33	46	99	140
Expected return on plan assets	—	—	—	—
Net amortization of prior service cost	(1)	(1)	(1)	(1)
Recognized net actuarial gain	(19)	—	(57)	—

Net periodic benefit cost/(gain)	$13	$45	$41	$139

Assumptions used in the valuations were as follows
	5.00%	5.75%	5.00%	5.75%
401(k) Savings Plan:
Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2011, Home Savings did not match employee contributions. For 2010, Home Savings’ match was 50% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the three and nine months ended September 30, 2010, the expense related to this plan were approximately $127,000 and $369,000, respectively.

Employee Stock Ownership Plan:
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
There are no shares left to be released for allocation in 2011. During the year ended December 31, 2010, 631,946 shares were released or committed to be released for allocation.
Employee Stock Purchase Plan:
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
Executive Incentive Plan:
On April 28, 2011, the Compensation Committee and the Board of Directors of UCFC approved the 2011 Executive Incentive Plan (the “EIP”). The EIP provides incentive compensation awards to certain named executive officers (the “Named Executive Officers” as defined in the proxy statement filed on March 25, 2011) of UCFC and Home Savings. Executive incentive awards are dependent upon UCFC recognizing net income for the year. The amount of award paid to executives is based upon the actual performance of UCFC for the 12 months ending September 30 compared to the actual performance of a peer group during the same 12 month period. As of September 30, 2011, no expense has been recognized for this plan.
Stay Bonus and Retention Plan:
On April 28, 2011, the Compensation Committee (the “Committee”) and the Boards of Directors of UCFC and Home Savings adopted the Stay Bonus and Retention Plan (the “Retention Plan”) for the purpose of recruiting and retaining qualified officers and employees. The officers and employees recommended for participation by the Committee must be approved by at least a majority of the independent members of the Board. As of the effective date of the Retention Plan, there were twenty-eight participants in the plan. The list of participants may be amended from time to time by the Board and the Committee in their sole and absolute discretion. Each participant must be actively employed by UCFC or Home Savings at the time any award is granted and/or paid.
Each eligible participant will receive a cash award of $1,000 on the first regular pay date occurring in January 2012, subject to all applicable Federal, state and local payroll taxes. If the Board of Home Savings receives official notice that the Bank Order has been terminated, each eligible participant will also be paid a cash award (50% of total award) and granted an equity award (50% of total award). Equity awards will be granted in the form of restricted shares issued under the 2007 Plan and vest one year after the grant date. The total award upon termination of the Bank Order is based upon a specified percentage of each participant’s base salary, which percentage is determined by the Board and may be amended from time to time by the Board and the Committee in their sole and absolute discretion. In the event that a participant’s employment is terminated for cause prior to the date upon which a cash award is actually paid to the participant or the participant’s equity award has vested, the participant forfeits all his or her rights, title or interest in any such cash or equity award, and the participant shall not be entitled to receive all or any part of the cash or equity award.

Subject to any limitations contained in the 2007 Plan, the Board may, at any time and from time to time, amend, modify or suspend the Retention Plan and all rules and guidelines under the Retention Plan; provided, however, that no such amendment, modification, suspension or termination shall impair or adversely alter any cash award or equity award previously granted under the Retention Plan without the consent of the affected participant.
For the three and nine months ended September 30, 2011, the expense recognized for this plan was approximately $215,000. Home Savings expects to recognize an additional $129,000 in expense associated with this plan for the remainder of 2011.
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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$68,533	$—	$68,533	$—
Equity securities	247	247	—	—
Mortgage-backed GSE securities: residential	347,680	—	347,680	—

		Fair Value Measurements at December 31, 2010 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$62,935	$—	$62,935	$—
Equity securities	394	394	—	—
Mortgage-backed GSE securities: residential	298,713	—	298,713	—

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Permanent real estate loans	$46,287	$—	$—	$46,287
Construction loans	20,996	—	—	20,996
Commercial loans	7,404	—	—	7,404
Mortgage servicing assets	4,014	—	4,014	—
Foreclosed assets
Permanent real estate loans	7,431	—	—	7,431
Construction loans	7,144	—	—	7,144

		Fair Value Measurements at December 31, 2010 Using:
		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Permanent real estate loans	$49,235	$—	$—	$49,235
Construction loans	20,229	—	—	20,229
Commercial loans	1,694	—	—	1,694
Loans held for sale	10,845	—	10,845	—
Mortgage servicing assets	2,278	—	2,278	—
Foreclosed assets
Permanent real estate loans	3,930	—	—	3,930
Construction loans	10,527	—	—	10,527
Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $86.9 million at September 30, 2011, with a specific valuation allowance of $12.2 million. This resulted in an additional provision for loan losses of $1.8 million during the three months ended September 30, 2011 and $12.6 million for the nine months ended September 30, 2011. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $68.9 million at September 30, 2010, with a specific valuation allowance of $10.7 million, resulting in additional provision for loan losses of $131,000 during three months ended September 30, 2010, and $7.2 million for the nine months ended September 30, 2010. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $84.6 million at December 31, 2010, with a specific valuation allowance of $13.4 million, resulting in additional provision for loan losses of $47.9 million during 2010.

Mortgage servicing rights had a carrying amount of $5.4 million with a valuation allowance of $1.4 million at September 30, 2011, resulting in additional expenses of $1.4 million during the three and nine months ended September 30, 2011. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.
Foreclosed assets, carried at fair value, which are measured for impairment using the fair value of the property less estimated selling costs, had a carrying amount of $22.9 million, with a valuation allowance of $8.4 million at September 30, 2011. This resulted in additional expenses of $2.2 million during the three months ended September 30, 2011 and $4.0 million for the nine months ended September 30, 2011.
In accordance with generally accepted accounting principles, the carrying value and estimated fair values of financial instruments, at September 30, 2011 and December 31, 2010, were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$49,158	$49,158	$37,107	$37,107
Available for sale securities	416,460	416,460	362,042	362,042
Loans held for sale	38,366	38,691	10,870	10,870
Loans, net	1,437,575	1,462,125	1,649,486	1,675,610
Federal Home Loan Bank stock	26,464	n/a	26,464	n/a
Accrued interest receivable	7,016	7,016	7,720	7,720
Liabilities:
Deposits:
Checking, savings and money market accounts	(849,869)	(849,869)	(779,301)	(779,301)
Certificates of deposit	(838,072)	(852,192)	(910,480)	(925,325)
Federal Home Loan Bank advances	(88,324)	(97,089)	(202,818)	(210,497)
Repurchase agreements and other	(90,623)	(103,096)	(97,797)	(107,299)
Advance payments by borrowers for taxes and insurance	(13,202)	(13,202)	(20,668)	(20,668)
Accrued interest payable	(793)	(793)	(809)	(809)
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
11. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE
Supplemental disclosures of cash flow information are summarized below.

	For the nine months ended
	September 30, 2011	September 30, 2010
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest on deposits and borrowings	$23,595	$31,250
Income taxes	(3,537)	(984)
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	17,017	28,777
Transfers from loans to loans held for sale	96,845	—
Transfers from premises and equipment to other assets	1,750	—
12. SEGMENT INFORMATION
All of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking services.

13. EARNINGS PER SHARE
Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 1,992,671 shares were anti-dilutive for the three months ended September 30, 2011. There were 2,251,575 stock options for shares that were anti-dilutive for the three months ended September 30, 2010. Stock options for 1,992,497 shares were anti-dilutive for the nine months ended September 30, 2011. There were 2,227,827 stock options for shares that were anti-dilutive for the nine months ended September 30, 2010.

	Three Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Numerator:
Net loss	$(8,864)	$(9,915)

Denominator:
Weighted average common shares outstanding—basic	30,953	30,899
Dilutive effect of stock options	—	—

Weighted average common shares outstanding—dilutive	30,953	30,099

Basic loss per share:	(0.29)	(0.32)
Dilutive loss per share:	(0.29)	(0.32)

	Nine Months Ended
	September 30,
	2011	2010
	(Dollars in thousands)
Numerator:
Net loss	$(7,698)	$(19,942)

Denominator:
Weighted average common shares outstanding—basic	30,936	30,301
Dilutive effect of stock options	—	—

Weighted average common shares outstanding—dilutive	30,936	30,301

Basic loss per share:	(0.25)	(0.66)
Dilutive loss per share:	(0.25)	(0.66)

14. OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of gains on sales of securities of $3.5 million and impairment charges of $73,000 at September 30, 2011, and gains on sales of securities of $7.3 million and impairment charges of $44,000 at September 30, 2010.
Other comprehensive income (loss) components and related tax effects for the three month periods are as follows:

	Three months ended
	September 30,	September 30,
	2011	2010
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$10,141	$(1,677)
Reclassification adjustment for net gains realized in income	(1,923)	(737)

Net unrealized gain/(loss)	8,218	(2,414)
Tax effect	—	845

Net of tax amount	$8,218	$(1,569)

Other comprehensive income (loss) components and related tax effects for the nine month periods are as follows:

	Nine months ended
	September 30,	September 30,
	2011	2010
	(Dollars in thousands)
Unrealized holding gain on securities available for sale	$17,346	$4,962
Reclassification adjustment for net gains realized in income	(3,427)	(7,251)

Net unrealized gains/(loss)	13,919	(2,289)
Tax effect	—	801

Net of tax amount	$13,919	$(1,488)

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

		Current	Balance at
	Balance at	Period	September 30,
	December 31, 2010	Change	2011

Unrealized gains (losses) on securities available for sale	$(5,673)	$13,919	$8,246
Unrealized gains on post-retirement benefits	895	—	895

Total	$(4,778)	$13,919	$9,141

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

	As of September 30, 2011
			Minimum Capital
	Actual		Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$189,362	13.25%	$171,471	12.00%
Tier 1 capital to risk-weighted assets	171,176	11.98%	*	*
Tier 1 capital to average total assets (Tier 1 leverage ratio)	171,176	8.13%	168,369	8.00%

	As of September 30, 2011
			To Be Well Capitalized Under
	Minimum Capital		Prompt Corrective Action
	Requirements Per Regulation		Provisions**
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$114,314	8.00%	$142,892	10.00%
Tier 1 capital to risk-weighted assets	*	*	85,735	6.00%
Tier 1 capital to average total assets (Tier 1 leverage ratio)	84,184	4.00%	105,230	5.00%

	As of December 31, 2010
			Minimum Capital
	Actual		Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$197,891	12.54%	$189,412	12.00%
Tier 1 capital to risk-weighted assets	177,776	11.26%	*	*
Tier 1 capital to average total assets (Tier 1 leverage ratio)	177,776	7.84%	181,513	8.00%

	As of December 31, 2010
			To Be Well Capitalized Under
	Minimum Capital		Prompt Corrective Action
	Requirements Per Regulation		Provisions**
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$126,274	8.00%	$157,843	10.00%
Tier 1 capital to risk-weighted assets	*	*	94,706	6.00%
Tier 1 capital to average total assets (Tier 1 leverage ratio)	90,757	4.00%	113,446	5.00%

*	Amount/Ratio is not required under the Bank Order or regulations.

**
As of September 30, 2011 and December 31, 2010, respectively, the FDIC categorized Home Savings as adequately capitalized pursuant to the Bank Order and OTS Order (as amended) discussed in Note 2. Home Savings cannot be considered well capitalized while the Bank Order is in place.

As of September 30, 2011 and December 31, 2010, respectively, the FDIC categorized Home Savings as adequately capitalized pursuant to the Bank Order discussed in Note 2. Home Savings cannot be considered well capitalized while the Bank Order is in place. The Bank Order requires Home Savings to measure its Tier 1 Leverage Ratio and Total Risk-based Capital Ratio at the end of every quarter. Under the terms of the Bank Order, if Home Savings’ Tier 1 Leverage Ratio falls below 8.0% or if its Total Risk-based Capital Ratio falls below 12.0% at the end of any given quarter, then Home Savings must restore its capital ratios to the required levels within 90 days. At December 31, 2010, Home Savings’ Tier 1 Leverage Ratio was 7.84% and its Total Risk-based Capital Ratio was 12.54%. Under the terms of the Bank Order, Home Savings was required to and successfully achieved the 8.0% Tier 1 Leverage Ratio by March 31, 2011.
Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements. Refer to Note 2 for a complete discussion of the regulatory enforcement actions.
16. INCOME TAXES
Management recorded a valuation allowance against deferred tax assets at September 30, 2011 and December 31, 2010, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset. As of September 30, 2011, the Company has a deferred tax asset of $18.0 million and a deferred tax asset valuation of $18.0 million, resulting in a net deferred tax asset of $0.
17. OTHER EVENTS
On August 31, 2011, Home Savings entered into a Purchase and Assumption Agreement with The Croghan Colonial Bank (“Croghan”), a wholly-owned subsidiary of Croghan Bancshares, Inc., for the sale of four of its western-most branches, located in Fremont, Clyde, Tiffin (Westgate) and downtown Tiffin, Ohio. In the transaction, Croghan will assume all of the deposit liabilities and buy the related fixed assets of the branches. Croghan will pay a premium of 4.0% (or approximately $4.5 million) on all non-jumbo, non-brokered and non-public deposits, which together represent all of the deposits at the branches. In addition, Croghan will acquire performing consumer and residential loans associated with the branches. As of September 30, 2011, there were approximately $111.3 million in deposits and $26.2 million in performing consumer and residential loans at the branches. Home Savings also reclassified $1.8 million in fixed assets from premises and equipment to other assets on the balance sheet at the time of the announcement. Croghan anticipates retaining the Home Savings employees at the branches. The transaction, which is subject to regulatory approval and certain closing conditions, is expected to be completed during the fourth quarter of 2011.
In October 2011, the Investment and Asset/Liability Committees of Home Savings approved the sale of approximately $230.0 million in existing 20-year mortgage-backed securities with a weighted average coupon of 4.30%. The sale of these securities resulted in the recognition of a gain in October of $4.5 million. Proceeds from the sale were reinvested throughout October, in 30-year mortgage-backed securities with a coupon of 4.0%. The Bank also purchased $100.0 million notional value of interest rate caps as part of this strategy to hedge the additional interest rate risk. The caps are for five years and have a strike price of 1.50% on 3 month LIBOR.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	-1.69%	-1.70%	-0.48%	-1.15%
Return on average equity (3)	-18.98%	-18.41%	-5.61%	-12.11%
Interest rate spread (4)	2.97%	3.22%	3.15%	3.10%
Net interest margin (5)	3.18%	3.42%	3.36%	3.33%
Non-interest expense to average assets	2.78%	2.69%	2.94%	2.88%
Efficiency ratio (6)	79.67%	66.80%	74.27%	75.76%
Average interest-earning assets to average interest-bearing liabilities	113.30%	112.07%	112.86%	112.78%
Capital ratios:
Average equity to average assets	8.90%	9.23%	8.60%	9.49%
Equity to assets, end of period	8.82%	8.69%	8.82%	8.69%
Tier 1 leverage ratio	8.13%	8.23%	8.13%	8.23%
Tier 1 risk-based capital ratio	11.98%	11.85%	11.98%	11.85%
Total risk-based capital ratio	13.25%	13.21%	13.25%	13.12%
Asset quality ratios:
Non-performing loans to total loans at end of period (7)	9.33%	8.27%	9.33%	8.27%
Non-performing assets to average assets (8)	8.22%	8.74%	8.10%	7.91%
Non-performing assets to total assets at end of period (8)	8.32%	7.90%	8.32%	7.90%
Allowance for loan losses as a percent of loans	2.98%	2.31%	2.98%	2.31%
Allowance for loan losses as a percent of nonperforming loans (7)	32.94%	28.65%	32.94%	28.65%
Texas ratio (9)	76.12%	75.72%	76.12%	75.72%
Total classified assets as a percent of Tier 1 capital	132.26%	108.87%	132.26%	108.87%
Total classified loans as a percent of Tier 1 capital and ALLL	105.14%	89.73%	105.14%	89.73%
Total classified assets as a percent of Tier 1 capital and ALLL	122.93%	107.06%	122.93%	107.06%
Net charge-offs as a percent of average loans	3.75%	3.85%	2.46%	3.05%
Total 90+ days past due as a percent of total loans	7.59%	7.81%	7.59%	7.81%
Office data:
Number of full service banking offices	38	38	38	38
Number of loan production offices	7	6	7	6
Per share data:
Basic earnings (loss) (10)	$(0.29)	$(0.32)	$(0.25)	$(0.66)
Diluted earnings (loss) (10)	(0.29)	(0.32)	(0.25)	(0.66)
Book value (11)	5.90	6.51	5.90	6.51
Tangible book value (12)	5.88	6.48	5.88	6.48

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
Comparison of Financial Condition at September 30, 2011 and December 31, 2010
Total assets decreased $126.3 million to $2.1 billion at September 30, 2011, compared to December 31, 2010. Contributing to the change were decreases in net loans of $211.9 million, premises and equipment of $2.9 million, real estate owned and other repossessed assets of $2.0 million and other assets of $3.4 million. These decreases were partially offset by increases in available for sale securities of $54.4 million and net loans held for sale of $27.5 million.
Net loans decreased $211.9 million during the first nine months of 2011. The primary source of the decrease was a bulk mortgage loan sale that took place in the second quarter of 2011. The Company sold $70.4 million in fixed rate 15 and 30-year residential mortgage loans and subsequently realized a $2.7 million gain. These mortgage loans were specifically identified based on seasoned loan guidelines using Fannie Mae eligibility criteria and designated for sale in response to the protracted period of lower rates and prepayment speeds being experienced eroded the value of these loans. In addition, reinvestment of proceeds into investment securities provides the Company with more liquidity options. Further contributing to the decline was the reduction in the Company’s construction and segments of its commercial real estate loan portfolios as a result of executing its strategic objective of reducing these portfolios in the current economic environment.
Available for sale securities increased $54.4 million during the first nine months of 2011 as a result of various securities transactions initiated in the first nine months of 2011. During the first nine months of 2011, the Company sold approximately $198.4 million in securities, recognizing $3.5 million in gains. These sales were completed in part to capture a portion of the gains in the portfolio due to continued spread tightening on mortgage-backed and agency securities. The Company offset these sales with $268.0 million in purchases of additional securities. These purchases of higher coupon mortgage-backed securities were made to partially offset the effect of the bulk loan sale. This action will afford the Company some yield protection should longer term rates begin to rise and/or prepayment speeds begin to slow. Maturities and paydowns of $27.1 million accounted for the remainder of the change.
The allowance for loan losses decreased to $44.2 million, which is 2.98% of the net loan portfolio and 32.94% of nonperforming loans as of September 30, 2011, down from $50.9 million or 2.99% of the net loan portfolio and 36.47% of nonperforming loans as of December 31, 2010. A loan loss provision totaling $22.3 million during the nine months ended September 30, 2011 was offset by net charge-offs totaling $29.0 million. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on an analysis using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, estimated collateral values, general economic conditions in the market area and other factors. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component of the allowance covers pools of loans evaluated as a homogeneous group using a historical charge-off experience factor applied to each pool of loans. The historical charge-off experience factor is also adjusted for certain environmental factors. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31,				September 30,
Real Estate Loans	2010	Provision	Recovery	Chargeoff	2011

Permanent
One-to four-family residential	$8,139	$2,454	$348	$(3,153)	$7,788
Multifamily residential	5,082	(933)	85	(1,713)	2,521
Nonresidential	12,559	12,994	112	(6,716)	18,949
Land	2,286	2,542	109	(1,127)	3,810

Total	28,066	17,057	654	(12,709)	33,068

Construction Loans
One-to four-family residential	8,260	6,364	297	(10,488)	4,433
Multifamily and nonresidential	273	(79)	—	(101)	93

Total	8,533	6,285	297	(10,589)	4,526

Consumer Loans
Home Equity	2,964	145	73	(1,246)	1,936
Auto	104	(43)	29	(12)	78
Marine	361	428	1	(576)	214
Recreational vehicle	1,519	1,537	85	(694)	2,447
Other	312	(180)	247	(269)	110

Total	5,260	1,887	435	(2,797)	4,785

Commercial Loans
Secured	2,611	(968)	56	(1,087)	612
Unsecured	6,413	(1,989)	141	(3,394)	1,171

Total	9,024	(2,957)	197	(4,481)	1,783

Total	$50,883	$22,272	$1,583	$(30,576)	$44,162

In the first nine months of 2011, the level of the allowance for loan losses decreased $6.7 million when compared to December 31, 2010. During the first nine months of 2011, the level of net loans charged off exceeded the loan loss provision by approximately $6.7 million. Timing differences can exist between the period in which an initial provision is recognized and the subsequent period in which the loss is confirmed and the resulting charge-off recognized. As a result, it is possible to have charge-offs exceed the provision for loan losses in the various loan categories. There were three major categories, multifamily residential real estate, one-to four-family residential construction and commercial loans (both secured and unsecured), where the level of charge-offs exceeded the provision recognized in 2011. In the fourth quarter of 2010, Home Savings incurred substantial provision expense to increase both the general and specific reserves based on deterioration experienced in the loan portfolio in these three loan categories. In the first nine months of 2011, certain loans were charged off where reserves were established in a previous period. Many of these loans were resolved through note sales, where chargeoffs of $1.8 million in the third quarter of 2011 and $5.4 million in the first nine months of 2011 were necessary to bring the loan balance down to an agreed upon value for resolution. These actions caused the level of loan charge-offs to exceed the provision expense in the current reporting period.
The $1.7 million in charge-offs in multifamily residential loans exceeded the provision by $780,000, and was comprised of three relationships that had $991,000 in specific reserves at December 31, 2010 related to probable incurred losses in connection with these loans. Additionally, the principal balance of loans in this category declined $10.4 million during the first nine months of 2011 resulting in reduced general reserves being required. The historical charge-off factor has also decreased in this category during the first nine months of 2011.
One-to four-family residential construction loan charge-offs exceeded provision expense by approximately $4.1 million in 2011. With regard to the $10.5 million in charge-offs, the Bank had reserved $4.3 million at December 31, 2010. These one-to four-family residential construction loan principal balances have declined $33.9 million, and the historical loss experience has resulted in a decrease in the historical charge-off experience factor through the first nine months of 2011.

A total of 31 loans comprise the $4.5 million in secured and unsecured commercial loan charge-offs, which exceeded the provision for this loan loss category by $1.5 million during the first nine months of 2011. As of December 31, 2010, Home Savings had set aside $4.8 million in reserves on these loans. Principal balances in this category have declined $11.0 million since December 31, 2010, to $35.3 million, of which $8.2 million has been individually evaluated for impairment by the Bank. Additionally, a majority of the decline in this portfolio was in the unsecured category, which typically requires higher allowance for loan loss allocation than secured loans, resulting in a reduction to the estimated allowance for loan losses at September 30, 2011.
Accordingly, as a result of reserves being established in previous periods, a decline in principal balances and changes in historical loss factors, the level of charge-offs for the year has exceeded the provision for loan losses in these loan categories.
A nonhomogeneous loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the strength of guarantors (if any). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the market value of the loan. The following table summarizes the change in impaired loans during the first nine months of 2011.
Impaired Loans
(Dollars in thousands)

	September 30,	December 31,
Real Estate Loans	2011	2010	Change
Permanent
One-to four-family residential	$29,353	$25,493	$3,860
Multifamily residential	7,178	11,487	(4,309)
Nonresidential	69,026	59,243	9,783
Land	11,871	5,569	6,302

Total	117,428	101,792	15,636

Construction Loans
One-to four-family residential	34,322	46,672	(12,350)
Multifamily and nonresidential	—	—	—

Total	34,322	46,672	(12,350)

Consumer Loans
Home Equity	1,050	1,438	(388)
Auto	68	55	13
Boat	—	—	—
Recreational vehicle	47	47	—
Other	7	7	—

Total	1,172	1,547	(375)

Commercial Loans
Secured	7,688	2,171	5,517
Unsecured	875	4,273	(3,398)

Total	8,563	6,444	2,119

Total Impaired Loans	$161,485	$156,455	$5,030

The increase in impaired loans is primarily attributable to nine loans aggregating $30.3 million, for which, in the opinion of management, Home Savings will not be able to collect all payments of principal or interest due thereon according to their respective contractual terms. These loans were partially offset by twelve loans aggregating $24.4 million being resolved and removed from impaired status. A loan may be resolved through foreclosure and repossession by Home Savings, charged off, sold to a third-party, or by long-term performance according to contractual terms. Over the course of the first nine months of 2011, loans identified for impairment have diminished. During all of 2010, 386 loans aggregating $121.1 million were evaluated and identified as being impaired. During 2011, 216 loans aggregating $68.3 million were evaluated and identified as impaired.
The change in troubled debt restructurings for the nine months ended September 30, 2011 is as follows:
Troubled Debt Restructurings

	September 30,	December 31,
	2011	2010	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$13,896	$10,830	$3,066
Multifamily residential	3,275	2,410	865
Nonresidential	19,203	22,313	(3,110)
Land	1,474	1,344	130

Total	37,848	36,897	951

Construction Loans
One-to four-family residential	2,666	6,879	(4,213)
Multifamily and nonresidential	—	—	—

Total	2,666	6,879	(4,213)

Consumer Loans
Home Equity	148	347	(199)
Auto	23	9	14
Marine	—	—	—
Recreational vehicle	—	—	—
Other	7	7	—

Total	178	363	(185)

Commercial Loans
Secured	6,965	348	6,617
Unsecured	59	84	(25)

Total	7,024	432	6,592

Total Restructured Loans	$47,716	$44,571	$3,145

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. Troubled debt restructured loans that were on nonaccrual status aggregated $16.9 million and $11.2 million at September 30, 2011 and December 31, 2010, respectively. Such loans are considered nonperforming loans. The increase in nonaccruing troubled debt restructured loans can largely be attributed to two loans aggregating $2.8 million, for which, in the opinion of management, Home Savings will not be able to collect all payments of principal or interest due according to contractual terms. Troubled debt restructured loans that were accruing according to their terms aggregated $30.8 million and $33.3 million at September 30, 2011 and December 31, 2010, respectively.

Nonperforming loans consist of nonaccrual loans and loans past due ninety days and still accruing. Nonperforming loans were $134.1 million, or 9.33% of net loans, at September 30, 2011, compared to $139.5 million, or 8.46% of net loans, at December 31, 2010. The schedule below summarizes the change in nonperforming loans over the first nine months of 2011.
Nonperforming Loans
(Dollars in thousands)

	September 30,	December 31,
	2011	2010	Change
Real Estate Loans
Permanent
One-to four-family residential	$27,250	$27,417	$(167)
Multifamily residential	6,517	10,983	(4,466)
Nonresidential	44,243	39,838	4,405
Land	11,655	5,188	6,467

Total	89,665	83,426	6,239

Construction Loans
One-to four-family residential	31,166	44,022	(12,856)
Multifamily and nonresidential	—	2,413	(2,413)

Total	31,166	46,435	(15,269)

Consumer Loans
Home Equity	3,273	3,389	(116)
Auto	147	89	58
Marine	—	—	—
Recreational vehicle	2,463	237	2,226
Other	7	10	(3)

Total	5,890	3,725	2,165

Commercial Loans
Secured	6,642	1,822	4,820
Unsecured	719	4,122	(3,403)

Total	7,361	5,944	1,417

Total Nonperforming Loans	$134,082	$139,530	$(5,448)

During the first nine months of 2011, two nonresidential loan relationships (consisting of five loans in total), four land loans, three recreational vehicle loans and one secured commercial loan, aggregating $25.8 million, became nonperforming. This was offset by a total of 51 loans (two multifamily loans, three nonresidential loans, 42 construction loans, two nonresidential construction loans and two unsecured commercial loans) being resolved through foreclosure, sales and chargeoffs.
Loans held for sale increased $27.5 million, to $38.4 million at September 30, 2011, compared to $10.9 million at December 31, 2010. During the third quarter, Home Savings has entered into an agreement with another financial institution to sell four of its branches. Part of this sale includes loans aggregating $26.2 million, which were moved from the portfolio to held for sale as of September 30, 2011. The settlement of that branch sale is expected to occur in the fourth quarter of 2011. Home Savings also continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.
Federal Home Loan Bank stock remained at $26.5 million for September 30, 2011, and December 31, 2010. During the first nine months of 2011, the Federal Home Loan Bank paid a cash dividend in lieu of a stock dividend to its member banks.

Real estate owned and other repossessed assets decreased $2.0 million, or 5.0%, during the nine months ended September 30, 2011, as compared to the year ended December 31, 2010. The following table summarizes the activity in real estate owned and other repossessed assets during the period:

	(Dollars in thousands)
	Real Estate Owned	Repossessed Assets	Total
Balance at Beginning of period	$39,914	$422	$40,336
Acquisitions	16,255	1,054	17,309
Sales, net of gains/(losses)	(14,432)	(857)	(15,289)
Additions in valuation allowance charged to expense	(4,040)	—	(4,040)

Balance at End of period	$37,697	$619	$38,316

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of September 30, 2011:

		Valuation	Net
	Balance	Allowance	Balance
	(Dollars in thousands)
Real estate owned
One-to four-family	$10,430	$(362)	$10,068
Multifamily residential	4,599	(276)	4,323
Nonresidential	6,331	(730)	5,601
One-to four-family residential construction	23,040	(6,984)	16,060
Land	1,645	—	1,645

Total real estate owned	46,049	(8,352)	37,697
Repossessed assets
Auto	—	—	—
Marine	200	—	200
Recreational vehicle	419	—	419

Total repossessed assets	619	—	619

Total real estate owned and other repossessed assets	$46,668	$(8,352)	$38,316

Property acquired in the settlement of loans is recorded at the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to reflect properly the asset at fair market value. The $2.6 million in losses and valuation adjustments recognized on certain real estate owned properties in the third quarter included valuation adjustments of $1.5 million for three specific properties. Home Savings engages experienced professionals to sell real estate owned and other repossessed assets in a timely manner.
Total deposits decreased $1.8 million to $1.7 billion at September 30, 2011, compared to December 31, 2010. The primary cause for the decrease in deposits was due to an overall decline in certificates of deposit. As certificates of deposit mature, the Company was able to successfully retain some of these deposits in other interest-bearing non-time deposit accounts. As of September 30, 2011, Home Savings had no brokered deposits.
Federal Home Loan Bank advances decreased $114.5 million during the first nine months of 2011, due primarily to lower funding needs during the period. Home Savings had approximately $218.7 million in unused borrowing capacity at the FHLB at September 30, 2011.
Advance payments by borrowers for taxes and insurance decreased $7.5 million during the first nine months of 2011. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $3.3 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $4.1 million.

Shareholders’ equity increased $6.6 million to $182.7 million at September 30, 2011, from $176.1 million at December 31, 2010. The change occurred primarily due to the adjustment to other comprehensive income for the valuation of available for sale securities during the period which was offset partially by the net loss recognized by the Company in the period.
As previously disclosed, the Company filed a capital plan with the OTS in December 2010. In keeping with that capital plan, the Company may seek to raise additional equity capital. The type, timing, amount, and terms of possible securities that would be issued in such an offering have yet to be determined. There can be no assurances that such an offering will be completed or that the Company will succeed in this endeavor. However, the Company anticipates that following any such capital raise, it may give existing shareholders an opportunity to participate through a rights offering.
Comparison of Operating Results for the Three Months Ended
September 30, 2011 and September 30, 2010
Net Income (Loss). United Community recognized a net loss for the three months ended September 30, 2011, of $8.9 million, or $(0.29) per diluted share, compared to a net loss of $9.9 million, or $(0.32) per diluted share, for the three months ended September 30, 2010. The primary cause of the change was lower provision for loan losses recognized during the third quarter of 2011. Compared with the third quarter of 2010, net interest income decreased $3.2 million, the provision for loan losses decreased $5.3 million, non-interest income decreased $2.2 million, and non-interest expense decreased $1.1 million. United Community’s annualized return on average assets and return on average equity were (1.69)% and (18.98)%, respectively, for the three months ended September 30, 2011. The annualized return on average assets and return on average equity for the comparable period in 2010 were (1.70)% and (18.41)%, respectively.
Net Interest Income. Net interest income for the three months ended September 30, 2011 was $15.6 million compared to $18.8 for the three months ended September 30, 2010. Total interest income decreased $4.9 million in the third quarter of 2011 compared to the third quarter of 2010, primarily as a result of a decrease of $279.3 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 31 basis points. The change was driven, in part, by the bulk mortgage loan sale in the second quarter of 2011. Further contributing to the decline was the reduction in the Company’s construction and segments of its commercial real estate loan portfolios as a result of executing its strategic objective of reducing these portfolios in the current economic environment.
Total interest expense decreased $1.8 million for the quarter ended September 30, 2011, as compared to the same quarter last year. The change was due primarily to reductions of $1.6 million in interest paid on deposits. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balance of certificates of deposit declined by $76.0 million, while non-time deposits increased by $61.3 million. Also contributing to the change was a reduction of 29 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 29 basis points.
Primarily in the third quarter of 2008, Home Savings offered a 42-month time deposit product (the “Step CDs”) to it customers in order to maintain adequate levels of liquidity as Home Savings entered into the Bank order with regulators. While the Step CDs offered a blended rate over the 42-month term consistent with other 42-month certificates of deposit being offered in Home Savings’ market at that time, the interest rate paid on Step CDs increases in regular intervals over the life of the deposit, such that in the final six months of the deposit prior to maturity, the rate paid is 6.50%. This product generated approximately $140.0 million in deposits, substantially all of which will mature in the first quarter of 2012.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $201.7 million, despite an increase in the average rate on those borrowings of 193 basis points in the third quarter of 2011 compared to the same quarter in 2010. The increase in rate is due to the change in the mix of borrowings, in that Home Savings had minimal overnight advances in the third quarter of 2011 with the FHLB. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the average balance of those liabilities of $5.9 million despite a increase in the cost of those liabilities of 20 basis points.
The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the third quarter of last year. The interest rate spread for the three months ended September 30, 2011, compressed to 2.97% compared to 3.22% for the quarter ended September 30, 2010. The net interest margin decreased 24 basis points to 3.18% for the three months ended September 30, 2011 compared to 3.42% for the same quarter in 2010.

	For the Three Months Ended September 30,
	2011 vs. 2010
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,293)	$(3,738)	$(5,031)
Loans held for sale	(17)	71	54
Investment securities:
Available for sale	(155)	243	88
FHLB stock	(33)	—	(33)
Other interest-earning assets	(1)	4	3

Total interest-earning assets	$(1,499)	$(3,420)	$(4,919)

Interest-bearing liabilities:
Savings accounts	(144)	41	(103)
NOW and money market accounts	(352)	55	(297)
Certificates of deposit	(646)	(510)	(1,156)
Federal Home Loan Bank advances	(353)	162	(191)
Repurchase agreements and other	67	(78)	(11)

Total interest-bearing liabilities	$(1,428)	$(330)	(1,758)

Change in net interest income			$(3,161)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $11.8 million in the third quarter of 2011, compared to $17.1 million in the third quarter of 2010. This $5.3 million decrease in the provision for loan losses was primarily a result of decreases in the provision attributable to the permanent real estate portfolio of $3.0 million, and the commercial loan portfolio of $2.6 million as compared to the third quarter of 2010. These decreases were driven primarily by decreases in the volume of outstanding loans as of September 30, 2011, compared to balance outstanding at December 31, 2010.
Despite the decrease in the provision for loan losses in the third quarter of 2011, as compared to the third quarter of 2010, the Bank incurred a specific provision for loan losses of $4.4 million in the third quarter of 2011 for a single nonresidential real estate loan associated with an out-of-state construction project. Moreover, during the third quarter of 2011, an additional loan loss provision of $1.7 million was necessary for one nonresidential loan relationship that had been downgraded. Finally, Home Savings established a specific reserve of $2.1 million for two nonresidential loan relationships during the same time period.
Noninterest Income. Noninterest income decreased in the third quarter of 2011 to $1.9 million, as compared to $4.1 million in the third quarter of 2010. Affecting this comparison was the recognition of lower service fees due to a valuation allowance adjustment of $1.4 million for mortgage servicing rights being established in the third quarter of 2011. The third quarter of 2011 also reflected higher losses for valuation adjustments on three real estate owned properties. This valuation adjustment negatively impacted noninterest income by $3.1 million. These declines in income were offset partially by an increase in gains recognized on the sale of available for sale securities.
Noninterest Expense. Noninterest expense was $14.6 million in the third quarter of 2011, compared to $15.7 million in the third quarter of 2010. The decrease in noninterest expense was driven by lower deposit insurance premiums. Regulatory changes resulting from the enactment of the Dodd-Frank Act revised the calculation of deposit insurance premiums and caused those expenses to decline. Also positively affecting the comparison was the fact that United Community recognized fewer expenses associated with the maintenance of real estate owned and other repossessed assets during the third quarter of 2011 as compared to the same quarter last year. Finally, lower expenses due to the acceleration of expenses associated with negative escrow on loans in bankruptcy or foreclosure were recognized during the period.

Comparison of Operating Results for the Nine Months Ended
September 30, 2011 and September 30, 2010
Net Income (Loss). United Community recognized a net loss for the nine months ended September 30, 2011, of $7.7 million, or $(0.25) per diluted share, compared to a net loss of $19.9 million, or $(0.66) per diluted share, for the nine months ended September 30, 2010. The primary cause of the change was lower provision for loan losses recognized during the first nine months of 2011. Compared with the first nine months of 2010, net interest income decreased $4.1 million, the provision for loan losses decreased $17.6 million, non-interest income decreased $4.2 million, and non-interest expense decreased $3.0 million. United Community’s annualized return on average assets and return on average equity were (0.48)% and (5.61)%, respectively, for the nine months ended September 30, 2011. The annualized return on average assets and return on average equity for the comparable period in 2010 were (1.15)% and (12.11)%, respectively.
Net Interest Income. Net interest income for the nine months ended September 30, 2011, was $50.3 million compared to $54.5 million for the nine months ended September 30, 2010. Total interest income decreased $11.3 million in the first nine months of 2011 compared to the first nine months of 2010, primarily as a result of a decrease of $231.5 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 19 basis points. The Company’s construction and segments of its commercial real estate loan portfolios declined as a result of executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment. The bulk mortgage loan sale also decreased the average balance of net loans during the period.
Total interest expense decreased $7.2 million for the nine months ended September 30, 2011, as compared to the same period last year. The change was due primarily to reductions of $6.9 million in interest paid on deposits. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balance of certificates of deposit declined by $88.7 million, while non-time deposits increased by $53.5 million. Also contributing to the change was a reduction of 59 basis points in the cost of certificates of deposit.
Primarily in the third quarter of 2008, Home Savings offered a 42-month time deposit product (the “Step CDs”) to its customers in order to maintain adequate levels of liquidity as Home Savings entered into the Bank order with regulators. While the Step CDs offered a blended rate over the 42-month term consistent with other 42-month certificates of deposit being offered in Home Savings’ market at that time, the interest rate paid on Step CDs increases in regular intervals over the life of the deposit, such that in the final six months of the deposit prior to maturity, the rate paid is 6.50%. This product generated approximately $140.0 million in deposits, substantially all of which will mature in the first quarter of 2012.
The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was an increase in the average rate on those borrowings of 123 basis points in the first nine months of 2011 compared to the same period in 2010. The increase in rate is due to the change in the mix of borrowings, in that Home Savings had no overnight advances with the FHLB at September 30, 2011.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first nine months of last year. The interest rate spread for the nine months ended September 30, 2011, grew to 3.15% compared to 3.10% for the nine months ended September 30, 2010. The net interest margin increased three basis points to 3.36% for the nine months ended September 30, 2011 compared to 3.33% for the same period in 2010.

	For the Nine Months Ended September 30,
	2011 vs. 2010
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(2,451)	$(9,410)	$(11,861)
Loans held for sale	9	13	22
Investment securities:
Available for sale	(548)	1,096	548
FHLB stock	(33)	—	(33)
Other interest-earning assets	4	6	10

Total interest-earning assets	$(3,019)	$(8,295)	$(11,314)

Interest-bearing liabilities:
Savings accounts	(296)	97	(199)
NOW and money market accounts	(896)	168	(728)
Certificates of deposit	(4,041)	(1,902)	(5,943)
Federal Home Loan Bank advances	(771)	478	(293)
Repurchase agreements and other	9	(24)	(15)

Total interest-bearing liabilities	$(5,995)	$(1,183)	(7,178)

Change in net interest income			$(4,136)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $22.3 million in the first nine months of 2011, compared to $39.9 million in the first nine months of 2010. This $17.6 million decrease in the provision for loan losses is primarily a result of a decrease in most loan portfolio segments. Specifically, the provision for loan losses recognized on the permanent real estate portfolio decreased $6.3 million, the consumer portfolio decreased $1.5 million, and the commercial portfolio decreased $6.0 million. These decreases are being driven primarily by a decrease in the volume of outstanding loans. An increase in the provision for loan losses recognized on the construction portfolio of $1.1 million partially offset these changes.
Noninterest Income. Noninterest income decreased in the first nine months of 2011 to $11.2 million, as compared to noninterest income in the first nine months of 2010 of $15.4 million. Driving the decrease in noninterest income was the recognition of lower gains on the sale of fewer available for sale securities and the gain recognized on the sale of Home Savings’ Findlay, Ohio branch in the prior year. Partially offsetting these declines was an increase in mortgage banking income due to the $2.7 million gain recognized on the aforementioned bulk mortgage loan sale.
Noninterest Expense. Noninterest expense was $47.0 million in the first nine months of 2011, compared to $50.0 million in the first nine months of 2010. The decrease in noninterest expense was driven by lower salaries and employee benefits paid to employees. This decrease was driven primarily because of the suspension of a matching contribution to the 401(k) plan for 2011 and, to a lesser extent, the Employee Stock Ownership Plan’s repayment in 2010 of the loan made by the Company to the ESOP. Partially offsetting this change was an increase in other expenses due to the acceleration of expenses associated with negative escrow on loans in bankruptcy or foreclosure. Home Savings began recognizing expenses associated with negative escrow sooner than before after determining the possibility of collection was remote.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 2011 and 2010. Average balance calculations were based on daily balances.

	Three Months Ended September 30,
	2011			2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$1,483,257	$19,558	5.27%	$1,762,551	$24,589	5.58%
Net loans held for sale	15,083	163	4.32%	7,966	109	5.47%
Investment securities:
Available for sale	405,542	3,323	3.28%	372,280	3,235	3.48%
Federal Home Loan Bank stock	26,464	264	3.99%	26,464	297	4.49%
Other interest-earning assets	36,627	13	0.14%	25,631	10	0.16%

Total interest-earning assets	1,966,973	23,321	4.74%	2,194,892	28,240	5.15%
Noninterest-earning assets	130,852			139,605

Total assets	$2,097,825			$2,334,497

Interest-bearing liabilities:
NOW and money market accounts	$445,043	$493	0.44%	$417,983	$790	0.76%
Savings accounts	247,497	104	0.17%	213,269	207	0.39%
Certificates of deposit	853,516	5,375	2.52%	929,513	6,531	2.81%
Federal Home Loan Bank advances	97,675	793	3.25%	299,384	984	1.31%
Repurchase agreements and other	92,390	931	4.03%	98,322	942	3.83%

Total interest-bearing liabilities	1,736,121	7,696	1.77%	1,958,471	9,454	1.93%

Noninterest-bearing liabilities	174,928			160,578

Total liabilities	1,911,049			2,119,049
Equity	186,776			215,448

Total liabilities and equity	$2,097,825			$2,334,497

Net interest income and interest rate spread		$15,625	2.97%		$18,786	3.22%

Net interest margin			3.18%			3.42%
Average interest-earning assets to average interest-bearing liabilities			113.30%			112.07%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS
The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine month periods ended September 30, 2011 and 2010. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,
	2011			2010
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)

Interest-earning assets:
Net loans (1)	$1,573,394	$63,489	5.38%	$1,804,936	$75,350	5.57%
Net loans held for sale	6,964	270	5.17%	6,632	248	4.99%
Investment securities:
Available for sale	361,911	9,264	3.41%	315,365	8,716	3.69%
Federal Home Loan Bank stock	26,464	858	4.32%	26,464	891	4.49%
Other interest-earning assets	30,200	35	0.15%	24,504	25	0.14%

Total interest-earning assets	1,998,933	73,916	4.93%	2,177,901	85,230	5.22%
Noninterest-earning assets	130,012			134,836

Total assets	$2,128,945			$2,312,737

Interest-bearing liabilities:
NOW and money market accounts	$435,599	$1,749	0.54%	$409,788	$2,477	0.81%
Savings accounts	238,635	418	0.23%	210,975	617	0.39%
Certificates of deposit	881,906	16,217	2.45%	970,766	22,160	3.04%
Federal Home Loan Bank advances	118,343	2,414	2.72%	242,214	2,707	1.49%
Repurchase agreements and other	96,615	2,781	3.84%	97,431	2,796	3.83%

Total interest-bearing liabilities	1,771,098	23,579	1.78%	1,931,174	30,757	2.12%

Noninterest-bearing liabilities	174,776			162,062

Total liabilities	1,945,874			2,093,236
Equity	183,071			219,501

Total liabilities and equity	$2,128,945			$2,312,737

Net interest income and interest rate spread		$50,337	3.15%		$54,473	3.10%

Net interest margin			3.36%			3.33%
Average interest-earning assets to average interest-bearing liabilities			112.86%			112.78%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk
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
Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended September 30, 2011, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended September 30, 2011
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
				Internal
Change in				policy
rates		Internal		limitations		Internal
(Basis	NPV	policy	Change in	on NPV		policy
points)	Ratio	limitations	%	Change	$ Change	limitations	% Change
300	10.15%	6.00%	0.84%	25.00%	$3,279	-15.00%	5.40%
200	10.69	7.00	1.38	25.00	3,129	-10.00	5.15
100	10.60	7.00	1.29	25.00	2,349	-5.00	3.87
Static	9.31	8.00	—	—	—	—	—

Year Ended December 31, 2010
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
				Internal
Change in				policy
rates		Internal		limitations		Internal
(Basis	NPV	policy	Change in	on NPV		policy
points)	Ratio	limitations	%	Change	$ Change	limitations	% Change
300	7.37%	6.00%	-2.04%	25.00%	$(121)	-15.00%	-0.17%
200	8.33	7.00	-1.08	25.00	123	-10.00	0.17
100	9.08	7.00	-0.33	25.00	215	-5.00	0.30
Static	9.41	8.00	—	—	—	—	—
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
An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2011. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures were effective as of September 30, 2011. During the quarter ended September 30, 2011, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 2	— Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases of UCFC shares during the quarter ended September 30, 2011.

ITEM 6	— Exhibits
Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation
3.2	Amended Code of Regulations
10.1	Purchase and Assumption Agreement
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Statements by Chief Executive Officer and Chief Financial Officer
101	Interactive Data File

UNITED COMMUNITY FINANCIAL CORP.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
UNITED COMMUNITY FINANCIAL CORP.

Date: November 14, 2011	/S/ Patrick W. Bevack Patrick W. Bevack
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2011	/S/ James R. Reske James R. Reske, CFA
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