Form 10-K
period 2011-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2012-03-16
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission File Number: 0-024399

UNITED COMMUNITY FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Ohio	34-1856319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

275 West Federal Street, Youngstown, Ohio	44503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (330) 742-0500

Securities registered pursuant to Section 12(b) of the Act:

Common shares, no par value per share	Nasdaq
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).     Yes   ☒    No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes   ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 30, 2011 was approximately $38.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 15, 2012, there were 32,876,453 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K—Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders

PART I

Item 1.	Description of Business

GENERAL

United Community Financial Corp. (United Community) was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of The Home Savings and Loan Company of Youngstown, Ohio (Home Savings or the Bank) issued upon the conversion of Home Savings from a mutual savings association to a permanent capital stock savings association (Conversion). The Conversion was completed on July 8, 1998. The term Company is used in this Form 10-K to refer to United Community and Home Savings, collectively.

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

As a unitary thrift holding company, United Community is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (FRB) (successor to the Office of Thrift Supervision (OTS)) and the SEC. United Community’s primary activity is holding the common shares of Home Savings. Consequently, the following discussion focuses primarily on the business of Home Savings.

Home Savings was organized as a mutual savings association under Ohio law in 1889. Currently, Home Savings is a state-chartered savings bank, subject to supervision and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Division of Financial Institutions of the Ohio Department of Commerce (Ohio Division). Home Savings is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and the deposits of Home Savings are insured up to applicable limits by the FDIC.

Home Savings conducts business from its main office located in Youngstown, Ohio, 34 full-service branches and eight loan production offices located throughout Ohio and western Pennsylvania. The principal business of Home Savings is the origination of mortgage loans, including construction loans on residential and nonresidential real estate located in Home Savings’ primary market area, which consists of Ashland, Columbiana, Cuyahoga, Erie, Franklin, Geauga, Huron, Lake, Mahoning, Portage, Richland, Stark, Summit and Trumbull Counties in Ohio and Beaver County in Pennsylvania. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under the heading Investment Activities. Funds for lending and other investment activities are obtained primarily from savings deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB, repurchase agreements and maturities of securities.

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

On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to Issuance of Order to Cease and Desist (Holding Company Order) with the OTS. Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (Bank Order) with the FDIC and the Ohio Division. Although United Community and Home Savings have agreed to the issuance of the Holding Company Order and the Bank Order, respectively, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC or the Ohio Division. Both the Holding Company Order and the Bank Order remain in effect.

The Holding Company Order requires United Community to obtain OTS approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The Holding Company Order also required United Community to develop a debt reduction plan and submit the plan to the OTS for approval. United Community had no debt outstanding on December 31, 2011. The Holding Company Order was subsequently amended effective November 5, 2010. This amendment removed a requirement in the original Holding Company Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. This capital plan is consistent with and incorporated into the strategic planning process that Home Savings has previously undertaken under the terms of the Bank Order.

The Bank Order requires Home Savings, within specified timeframes, to take or refrain from certain actions, including: (i) retaining a bank consultant to assess Home Savings’ management needs and submitting a management plan that identifies officer positions needed, identifies and establishes board and internal operating committees, evaluates Home Savings’ senior officers, and provides for the hiring of any additional personnel; (ii) seeking regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extending additional credit to classified borrowers; (iv) establishing a compliant Allowance for Loan and Lease Loss methodology; (v) enhancing its risk management policies and procedures; (vi) adopting and implementing plans to reduce its classified assets and delinquent loans, and to reduce loan concentrations in nonowner-occupied commercial real estate and construction, land development and land loans; (vii) establishing board of directors’ committees to evaluate and approve certain loans and oversee Home Savings’ compliance with the Bank Order; (viii) revising its loan policy and enhancing its underwriting and credit administration functions; (ix) developing a strategic plan and budget and profit plan; (x) correcting all violations of laws, rules and regulations and implementing procedures to ensure future compliance; (xi) increasing its Tier 1 capital to 8.00% and its total risk-based capital to 12.00% by December 31, 2008; and (xii) obtaining regulatory approval prior to declaring or paying any cash dividend. The Bank Order requires Home Savings to measure its Tier 1 Leverage Ratio and Total Risk-based Capital Ratio at the end of every quarter. Under the terms of the Bank Order, if Home Savings’ Tier 1 Leverage Ratio falls below 8.0% or if it’s Total Risk-based Capital Ratio falls below 12.0% at the end of any given quarter, then Home Savings must restore its capital ratios to those levels within 90 days. At December 31, 2011, Home Savings’ Tier 1 Leverage Ratio was 8.61% and its Total Risk-based Capital Ratio was 14.57%.

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

DISCUSSION OF FORWARD-LOOKING STATEMENTS

When used in this Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including government intervention in the U.S. financial markets, changes in economic conditions in United Community’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings’ market area and competition, that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above could affect United Community’s financial performance and could cause United Community’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

United Community does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Loan Portfolio Composition. The following table presents certain information regarding the composition of Home Savings’ loan portfolio at the dates indicated:

	At December 31,
	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
		of total		of total		of total		of total		of total
	Amount	loans	Amount	loans	Amount	loans	Amount	loans	Amount	loans
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One- to four-family residential	$667,375	46.99%	$757,426	44.58%	$773,831	40.58%	$909,567	40.65%	$871,019	38.41%
Multifamily residential	120,991	8.52%	135,771	7.99%	150,480	7.89%	187,711	8.39%	179,535	7.92%
Non-residential	276,198	19.45%	331,390	19.50%	397,895	20.87%	375,463	16.78%	359,070	15.84%
Land	23,222	1.64%	25,138	1.48%	23,502	1.23%	23,517	1.05%	22,818	1.01%

Total permanent	1,087,786	76.59%	1,249,725	73.55%	1,345,708	70.57%	1,496,258	66.87%	1,432,442	63.18%
Construction loans:
One- to four-family residential	59,339	4.18%	108,583	6.39%	178,095	9.34%	255,355	11.41%	357,153	15.75%
Multifamily and non-residential	4,528	0.32%	15,077	0.89%	13,741	0.72%	35,797	1.60%	25,191	1.11%

Total construction	63,867	4.50%	123,660	7.28%	191,836	10.06%	291,152	13.01%	382,344	16.86%

Total real estate loans	1,151,653	81.09%	1,373,385	80.83%	1,537,544	80.63%	1,787,410	79.88%	1,814,786	80.04%
Consumer loans:
Home equity	191,827	13.51%	220,582	12.98%	237,569	12.46%	253,348	11.32%	234,362	10.33%
Auto	8,933	0.63%	11,525	0.68%	13,784	0.72%	24,138	1.08%	31,206	1.38%
Marine	5,900	0.42%	7,285	0.43%	9,366	0.49%	11,781	0.53%	14,196	0.63%
RV	28,530	2.01%	35,671	2.10%	43,722	2.29%	54,003	2.41%	63,587	2.80%
Other (1)	3,207	0.23%	4,390	0.26%	4,761	0.25%	5,564	0.25%	6,096	0.27%

Total consumer	238,397	16.79%	279,453	16.45%	309,202	16.21%	348,834	15.59%	349,447	15.41%
Commercial loans	30,146	2.12%	46,304	2.72%	60,217	3.16%	101,489	4.53%	103,208	4.55%

Total loans	1,420,196	100.00%	1,699,142	100.00%	1,906,963	100.00%	2,237,733	100.00%	2,267,441	100.00%
Less net items	40,920		49,656		40,945		34,280		30,453

Total loans, net	$1,379,276		$1,649,486		$1,866,018		$2,203,453		$2,236,988

(1)	Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

Loan Maturity. The following table sets forth certain information as of December 31, 2011, regarding the dollar amount of construction and commercial loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings generally include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments.

	September 30,	September 30,	September 30,	September 30,
	Principal repayments contractually due in the years ended December 31,
	2012	2013-2016	2017 and thereafter	Total
	(Dollars in thousands)
Construction loans:
One-to four-family residential	$34,416	$1,717	$23,206	$59,339
Multifamily and nonresidential	—	4,528	—	4,528
Commercial loans	6,324	17,968	5,854	30,146

Total	$40,740	$24,213	$29,060	$94,013

The table below sets forth the dollar amount of all loans reported above becoming due after December 31, 2012, which have fixed or adjustable interest rates:

September 30,
Due after December 31, 2012
(Dollars in thousands)

Fixed rate	$29,300
Adjustable rate	23,973

$53,273

Loans Secured by One-to Four-Family Real Estate. Home Savings originates conventional loans secured by first mortgages on one-to four-family residences primarily located within Home Savings’ market area. At December 31, 2011, Home Savings’ one-to four-family residential real estate loans held for investment totaled approximately $667.4 million, or 47.0% of total loans. At December 31, 2011, $26.6 million, or 4.0%, of Home Savings’ one-to four-family loans were nonperforming. New originations in this loan category totaled $259.1 million in 2011.

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

Under certain circumstances, Home Savings will offer loans with LTV’s exceeding 85% without private mortgage insurance. Customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit for up to 15% of the appraised value without having to purchase mortgage insurance. Home Savings also offers a first-time homebuyers product that permits an LTV of 95% without private mortgage insurance. Such loans involve a higher degree of risk because, in the event of a borrower default, the value of the underlying collateral may not satisfy the principal and interest outstanding on the loan. To reduce this risk, Home Savings underwrites all portfolio loans to Freddie Mac and Fannie Mae underwriting guidelines.

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

Multifamily lending generally is considered to involve a higher degree of risk than one-to four-family residential lending because the borrower typically depends upon income generated by the subject property to cover operating expenses and debt service. The profitability of a subject property can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home Savings attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the subject property and by obtaining personal guarantees on loans made to corporations, limited liability companies and partnerships. Home Savings requires borrowers to submit financial statements annually to enable management to monitor the loan and requires an assignment of rents from borrowers.

At December 31, 2011, loans secured by multifamily properties totaled approximately $121.0 million, or 8.5% of total loans. The largest loan as of December 31, 2011 had a principal balance of $10.5 million and was performing according to its terms. There were approximately $5.9 million in multifamily loans, or 4.8% of Home Savings’ total multifamily portfolio, that were considered nonperforming at December 31, 2011. New originations in this loan category totaled $137,600 in 2011.

Loans Secured by Nonresidential Real Estate. Home Savings originates loans secured by nonresidential real estate, such as shopping centers, office buildings, hotels and motels. Home Savings’ nonresidential real estate loans generally have adjustable rates, amortization of up to 25 years and LTVs of up to 80%. The majority of such properties are located within Home Savings’ primary lending area.

Nonresidential real estate lending generally is considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower and their affiliates, the location of the real estate, analyzing the financial condition of the borrower, obtaining personal guarantees by the borrower, and considering the quality and characteristics of the income stream generated by the property and the appraisal supporting the property’s valuation.

At December 31, 2011, Home Savings’ largest loan secured by nonresidential real estate had a balance of $8.8 million and was performing according to its terms. At December 31, 2011, approximately $276.2 million, or 19.5% of Home Savings’ total loans, were secured by mortgages on nonresidential real estate, of which $42.9 million, or 15.5% of Home Savings’ total nonresidential real estate loans, were considered nonperforming. New originations in this loan category totaled $16.8 million in 2011.

Loans Secured by Vacant Land. Home Savings also originates a limited number of loans secured by vacant land, primarily for the construction of single-family houses. Home Savings’ land loans generally are fixed-rate loans for terms of up to five years and require a LTV of 65% or less. At December 31, 2011, approximately $23.2 million, or 1.6%, of Home Savings’ total loans were land loans. Nonperforming land loans totaled $11.1 million, or 47.8% of such loans, at December 31, 2011. New originations in this loan category totaled $4.6 million in 2011. A majority of these new originations were loans to individuals intending to construct and owner-occupied single-family residences.

Construction Loans. Home Savings originates loans for the construction of one-to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a presold or speculative (unsold) basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the first year, while the residence is being constructed, the borrower is required to pay interest only. Construction loans for one-to four-family residences have LTVs at origination of up to 95%, and construction loans for multifamily and nonresidential properties, as well as loans to builders, have LTVs at origination of up to 75% based on estimated value at completion, with the value of the land included as part of the owner’s equity.

At December 31, 2011, Home Savings had approximately $63.9 million, or 4.5% of its total loans, invested in construction loans, including $59.3 million in one-to four-family residential construction and approximately $4.5 million in multifamily and nonresidential construction loans. Approximately $4.3 million of Home Savings’ residential construction loans were made to builders on a speculative (unsold) basis (i.e. for homes for which the builder does not have a contract with a buyer). Home Savings, however, limits the number of outstanding loans to each builder on unsold homes under construction, both by dollar amount and number, depending on the borrower.

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

Nonperforming construction loans at December 31, 2011, totaled $27.1 million, or 42.5% of such loans. New originations for residential construction loans to owner-occupants totaled $64.7 million in 2011. Originations for all other residential construction totaled $4.3 million. New originations of multifamily and nonresidential construction loans totaled $361,000 in 2011.

Consumer Loans. Home Savings originates various types of consumer loans, including home equity loans, vehicle loans, overdraft protection loans, loans to individuals secured by demand accounts, deposits and other consumer assets. Home Savings generally does not currently originate recreational vehicle loans, marine loans and unsecured loans. Consumer loans are made at fixed and adjustable rates of interest and for varying terms based on the type of loan. At December 31, 2011, Home Savings had approximately $238.4 million, or 16.8% of its total loans, invested in consumer loans.

Home Savings generally makes closed-end home equity loans in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where it sells the first mortgage or another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with either adjustable or fixed rates of interest. Fixed-rate home equity loans have terms of fifteen years but can be called at any time. Rate adjustments on adjustable home equity loans are determined by adding a margin to the current prime interest rate for loans on residences of up to 85% LTV in the first lien position and 90% LTV in the second lien position. At December 31, 2011, approximately $191.8 million, or 80.5%, of Home Savings’ consumer loan portfolio consisted of home equity loans. Home Savings also makes consumer loans secured by a deposit or savings account for up to 100% of the principal balance of the account. These loans generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

For new automobiles, loans are originated for up to 100% of the MSRP value of the car with terms of up to 72 months. For used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A.) retail value of the car model and a term of up to 66 months. Most automobile loans are originated indirectly by approved auto dealerships. At December 31, 2011, automobile loans totaled $8.9 million of Home Savings’ consumer loan portfolio.

Nonperforming consumer loans at December 31, 2011, amounted to $6.6 million, or 2.8% of such loans. New originations of consumer loans totaled $54.5 million in 2011.

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

At December 31, 2011, Home Savings had approximately $30.1 million invested in commercial loans. The majority of these loans are secured by inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. Home Savings no longer originates unsecured commercial loans. These loans were previously underwritten based on the creditworthiness of the borrower and the guarantors, if any. Home Savings had $5.0 million in unsecured commercial loans as of December 31, 2011, with no one loan in this portfolio exceeding $1.5 million.

Commercial loans generally entail greater risk than real estate lending. The repayment of commercial loans typically is dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

Nonperforming commercial loans at December 31, 2011, amounted to $2.8 million, or 9.4% of total commercial loans. New originations of commercial loans totaled $15.4 million in 2011, of which $15.3 million were secured and $7,000 were unsecured.

Reduction in loan concentrations. The Bank Order requires Home Savings to adopt and implement plans to reduce loan concentrations in nonowner-occupied commercial real estate loans and construction, land development and land loans. The plan was developed and adopted by Home Savings and was implemented in the third quarter of 2008. The plan included sharply reducing the origination of new construction, land and land development loans as well as loans secured by commercial real estate. The Company also has terminated its purchase of construction loans from another financial institution. The concentration of nonowner-occupied commercial real estate loans declined from 335.2% of total risk-based capital as of December 31, 2008, to 213.1% of total risk-based capital as of December 31, 2011. The concentration of construction, land development loans and land loans declined from 129.8% of total risk-based capital as of December 31, 2008, to 44.0% of total risk-based capital as of December 31, 2011. It is anticipated that nonowner-occupied commercial real estate loans along with construction, land development and land loans as a percentage of total risk-based capital will continue to decline in the near term.

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

Each of Home Savings’ 34 branches and eight loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings’ Credit Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report and verification of employment, and analyzes cash flows of the borrower and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by an approved independent fee appraiser. For all nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by Home Savings’ chief appraiser or a third party appraisal review firm engaged by Home Savings. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Generally, commercial and consumer loan requests of $500,000 or more and residential mortgage loan requests over $800,000 up to and including $5.0 million require the approval of the Officers’ Loan Committee. All loans, which would cause the aggregate lending relationship to be greater than $5.0 million, require approval from both the Officers’ Loan Committee and the Board Loan Committee. Lending relationships of $15.0 million or greater must be approved by the full Board. In addition, under the terms of the Bank Order, loans over $5.0 million or loans in renewal or extended to classified borrowers require Board Loan Committee approval.

Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name Home Savings as an insured mortgagee. Home Savings generally obtains a title guarantee or title insurance on real estate loans.

The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. Home Savings also evaluates the feasibility of the proposed construction project and the experience and record of the builder. Once approved, the construction loan is disbursed in installments based upon periodic inspections of the construction progress and lien releases.

Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral, if any.

Loan Originations, Purchases and Sales. Home Savings’ residential loans generally are made on terms and conditions and documented to conform to the secondary market guidelines for sale to Freddie Mac, Fannie Mae and other institutional investors in the secondary market. Home Savings originates first mortgage loans insured by the Federal Housing Authority with the intention to sell in the secondary market.

Home Savings generally retains the servicing rights on the sale of loans originated in the geographic area surrounding its full service branches. Home Savings anticipates continued participation in the secondary mortgage loan market to maintain its desired risk profile.

At December 31, 2011, Home Savings had $49.0 million of outstanding commitments to make loans, $112.4 million available to borrowers under consumer and commercial lines of credit and $43.1 million available in the OverdraftPrivledge™ program. At December 31, 2011, Home Savings had $875,000 in undisbursed funds related to commercial loans in process and $22.5 million related to construction loans in process under existing contractual obligations.

In 2003, Home Savings entered into an agreement to purchase one-to four-family construction loans from another financial institution. This agreement, which has expired, has since been amended to eliminate any further purchases. Loans purchased under this agreement earned a floating rate of interest, were guaranteed as to principal and interest by a third party and are for the purpose of constructing either pre-sold or spec homes. The reduction was completed in 2011 and at December 31, 2011, no loans were outstanding under this program. Although no losses were ever incurred in this portfolio, the effort to reduce the outstanding balance of this relationship is a direct result of Home Savings’ compliance with the Bank Order, as described above.

Loans to One Borrower Limits. Regulations generally limit the aggregate amount that Home Savings may lend to any one borrower to an amount equal to 15.0% of Home Savings’ unimpaired capital and unimpaired surplus (Lending Limit Capital). A savings association may lend to one borrower an additional amount not to exceed 10.0% of Lending Limit Capital if the additional amount is fully secured by certain forms of readily marketable collateral. Real estate is not considered readily marketable collateral. In applying this limit, regulations require that loans to certain related or affiliated borrowers be aggregated.

Based on such limits, Home Savings could lend approximately $29.7 million to one borrower at December 31, 2011. The largest amount Home Savings had committed to one borrower at December 31, 2011, was $22.6 million spread across multiple loans, of which $22.4 million was outstanding at December 31, 2011. At December 31, 2011, these commercial real estate loans were performing in accordance with their terms.

Delinquent Loans, Nonperforming Assets and Classified Assets. The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011			2010
	Number	Amount	Percent of net loans	Number	Amount	Percent of net loans
	(Dollars in thousands)
Loans delinquent for:
30-59 days	152	$15,538	1.13%	231	$16,716	1.01%
60-89 days	71	6,516	0.48%	101	25,066	1.52%
90 days or over	594	104,851	7.60%	651	123,830	7.51%

Total delinquent loans	817	$126,905	9.20%	983	$165,612	10.04%

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

In compliance with the Bank Order, Home Savings does not extend additional credit to borrowers whose loans are classified — i.e., loans that exhibit a well-defined weakness such that management determines that the loan should be classified as substandard, doubtful or loss — without approval by the applicable loan committee or regulators. A complete database of all classified borrowers is shared with underwriters and other authorized personnel. This database is queried prior to making any credit decisions to ensure the extension of any credit is not extended to classified borrowers. Home Savings also has modified its loan policies to specifically address the prohibition of the extension of credit to classified borrowers. In addition, the Bank has developed a comprehensive plan to reduce the level of classified assets from their December 31, 2007 level. The level of classified assets at the Bank with balances greater than $500,000 that were outstanding at the onset of the plan on December 31, 2007 has been reduced by 82.3% since the inception of the plan.

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets by year at the dates indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans
Real estate loans:
One-to four-family residential	$26,637	$27,417	$26,720	$21,622	$12,708
Multifamily and nonresidential	48,762	50,821	31,954	23,969	27,201
Construction (net of loans in process) and land	38,246	45,647	45,239	42,560	48,043

Total real estate loans	113,645	123,885	103,913	88,151	87,952
Consumer	6,581	3,371	4,892	5,549	4,809
Commercial	2,830	5,945	3,413	4,553	4,738

Total nonaccrual loans	123,056	133,201	112,218	98,253	97,499
Past due 90 days and still accruing	39	6,330	3,669	6,631	1,215

Total nonperforming loans	123,095	139,531	115,887	104,884	98,714
Real estate acquired through foreclosure and other repossessed assets	33,486	40,336	30,962	29,258	10,510

Total nonperforming assets	$156,581	$179,867	$146,849	$134,142	$109,224

Total impaired loans	$153,567	$156,455	$118,805	$87,248	$84,377
Nonperforming loans as a percent of loans, net	8.92%	8.46%	6.21%	4.76%	4.41%
Nonperforming assets as a percent of total assets	7.71%	8.19%	6.28%	5.12%	3.94%
Allowance for loan losses as a percent of nonperforming loans	34.34%	36.47%	36.49%	34.29%	32.42%
Allowance for loan losses as a percent of loans, net	2.97%	2.99%	2.22%	1.61%	1.41%

During 2011, there was $29,000 in interest collected on nonperforming loans that was included in net income. During 2011, approximately $12.8 million in additional interest income would have been recorded had nonaccrual loans been accruing pursuant to contractual terms.

A loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement and the loan is non-homogeneous in nature. Factors considered by management in determining impairment include payment status, collateral value and the strength of guarantors (if any). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the market value of the loan. Home Savings considers all troubled debt restructured loans as impaired.

During 2011, Home Savings experienced a decline in impaired loans of $2.9 million. This was primarily due to decreases in impaired construction and commercial loans of $16.1 million and $2.5 million, respectively. These decreases were partially offset by an increase in impaired permanent real estate loans of $13.5 million. The difference between nonaccrual loans and impaired loans has continued to widen during 2011. At December 31, 2011, Home Savings had $33.1 million in troubled debt restructured loans that are considered impaired but are still accruing primarily as a result of one relationship aggregating $17.0 million.

Nonperforming assets decreased approximately $23.3 million, or 12.9%, to $156.6 million at December 31, 2011, from $179.9 million at December 31, 2010. Home Savings reported a decrease in all categories of nonperforming assets except consumer loans. The largest decreases were in construction loans, land loans and real estate owned. At December 31, 2011, total nonperforming loans accounted for 8.92% of net loans receivable, compared to 8.46% at December 31, 2010. Total nonperforming assets were 7.71% of total assets as of December 31, 2011, down from 8.19% as of December 31, 2010.

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets by quarter at the dates indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,
	December 31,	September 30,	June 30,	March 31,	December 31,
	2011	2011	2011	2011	2010
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans
Real estate loans:
One-to four-family residential	$26,637	$27,250	$28,776	$29,063	$27,417
Multifamily and nonresidential	48,762	50,759	42,796	45,592	50,821
Construction (net of loans in process) and land	38,246	42,821	50,966	50,375	45,647

Total real estate loans	113,645	120,830	122,538	125,030	123,885
Consumer	6,581	5,887	5,781	4,224	3,371
Commercial	2,830	7,362	9,650	13,734	5,945

Total nonaccrual loans	123,056	134,079	137,969	142,988	133,201
Past due 90 days and still accruing	39	3	1,121	2,868	6,330

Total nonperforming loans	123,095	134,082	139,090	145,856	139,531
Real estate acquired through foreclosure and other repossessed assets	33,486	38,316	43,685	42,873	40,336

Total nonperforming assets	$156,581	$172,398	$182,775	$188,729	$179,867

Nonperforming loans as a percent of loans, net	8.92%	9.33%	9.21%	9.00%	8.46%
Nonperforming assets as a percent of total assets	7.71%	8.32%	8.69%	8.92%	8.19%
Allowance for loan losses as a percent of nonperforming loans	34.34%	32.94%	32.51%	31.82%	36.47%
Allowance for loan losses as a percent of loans, net	2.97%	2.98%	2.91%	2.79%	2.99%

Real estate acquired in settlement of loans is classified separately on the balance sheet at estimated fair value less costs to sell as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in real estate owned and other repossessed asset expenses. At December 31, 2011, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $33.5 million and consisted primarily of $9.9 million in single-family properties, $15.2 million secured by land and properties under construction, $7.9 million secured by commercial real estate, and $540,000 in boats, recreational vehicles, and automobiles.

In addition to the nonperforming loans identified above, other loans may be identified as having potential credit problems as a result of those loans being identified by our internal loan review function. These special mention loans, which have not exhibited the more severe weaknesses generally present in nonperforming loans, amounted to $35.2 million, as of December 31, 2011, compared to $88.8 million at December 31, 2010.

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

The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$50,883	$42,287	$35,962	$32,006	$16,955
Provision for loan losses	24,658	62,427	49,074	25,329	28,750
Charge-offs:
Permanent real estate	(14,734)	(28,153)	(11,552)	(6,827)	(962)
Construction real estate	(12,504)	(20,648)	(12,793)	(9,151)	(5,924)
Consumer	(3,446)	(4,316)	(6,117)	(3,978)	(3,605)
Commercial	(5,055)	(1,962)	(13,230)	(2,132)	(3,729)

Total charge-offs	(35,739)	(55,079)	(43,692)	(22,088)	(14,220)
Recoveries:
Permanent real estate	918	336	117	29	10
Construction real estate	338	133	9	10	—
Consumer	591	538	814	575	509
Commercial	622	241	3	101	2

Total recoveries	2,469	1,248	943	715	521

Net charge-offs	(33,270)	(53,831)	(42,749)	(21,373)	(13,699)

Balance at end of year	$42,271	$50,883	$42,287	$35,962	$32,006

Ratio of net charge-offs to average net loans	-2.17%	-3.03%	-2.10%	-0.96%	-0.60%

At December 31, 2011, the allowance for loan losses was 2.97% of total loans and 34.34% of total nonperforming loans.

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

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	At December 31,
	2011		2010		2009		2008		2007
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)
Permanent real estate loans	$31,323	76.59%	$28,066	73.55%	$15,288	70.57%	$12,785	66.87%	$10,285	63.18%
Construction real estate loans	4,493	4.50%	8,533	7.28%	19,020	10.06%	11,342	13.01%	12,499	16.86%
Consumer loans	4,576	16.79%	5,260	16.45%	4,959	16.21%	4,870	15.59%	5,485	15.41%
Commercial loans	1,879	2.12%	9,024	2.72%	3,020	3.16%	6,965	4.53%	3,737	4.55%

Total	$42,271	100.00%	$50,883	100.00%	$42,287	100.00%	$35,962	100.00%	$32,006	100.00%

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

Home Savings Investment Activities. Federal laws and regulations as well as Ohio law permit Home Savings to invest in various types of marketable securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities and certain other specified investments. The Board has adopted an investment policy that authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Fannie Mae, Freddie Mac and Government National Mortgage Association (GNMA). Such securities comprised 100% of Home Savings’ $459.5 million investment securities portfolio at December 31, 2011. The investment policy also authorizes management to make investments in securities issued by private issuers, investment-grade municipal obligations, creditworthy, unrated securities issued by municipalities in which an office of Home Savings is located, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers’ acceptances, federal funds and money market funds. Home Savings’ investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity.

Home Savings maintains a significant portfolio of mortgage-backed securities that are issued by Fannie Mae, GNMA and Freddie Mac. Mortgage-backed securities generally entitle Home Savings to receive a portion of the cash flows from an identified pool of mortgages. Home Savings is exposed to prepayment risk and reinvestment risk to the extent that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Mortgage-related securities enable Home Savings to generate positive interest rate spreads with minimal administrative expense and reduce credit risk due to either guarantees provided by the issuer or the high credit rating of the issuer. Mortgage-related securities classified as available for sale also provide Home Savings with an additional source of liquid funds.

United Community Investment Activities. Funds maintained by United Community for general corporate purposes primarily are invested in an account with Home Savings. United Community also owns a portfolio consisting of five bank equities with a market value of $263,000 at December 31, 2011.

The following table presents the amortized cost, fair value and weighted average yield of securities at December 31, 2011 by maturity:

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	At December 31, 2011
	No stated maturity		One year or less		After one year through five years		Five years through ten years
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$—	—%	$—	—%	$—	—%	$50,003	2.07%
Mortgage-related securities-residential	—	—	—	—	—	—	22	1.49
Other securities (a)	114	2.12	—	—	—	—	—	—

Total securities	$114	2.12%	$—	—%	$—	—%	$50,025	2.07%

	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31, 2011
	After ten years		Total
	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
	(Dollars in thousands)
Securities:
U.S. Government agencies and corporations	$—	—%	$50,003	2.07%	$50,800
Mortgage-related securities-residential	403,921	3.13	403,943	3.13	408,535
Other securities (a)	—	—	114	2.12	263

Total securities	$403,921	3.13%	$454,060	3.01%	$459,598

(a)	Yield on equity securities only

SOURCES OF FUNDS

General. Deposits traditionally have been the primary source of Home Savings’ funds for use in lending and other investment activities. In addition to deposits, Home Savings derives funds from interest payments and principal repayments on loans and income on other earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate in response to general interest rates and money market conditions. Home Savings also may borrow from the FHLB and other suitable lenders as well as use repurchase agreements as sources of funds.

Deposits. Deposits are attracted principally from within Home Savings’ primary market area through the offering of a selection of deposit instruments, including regular passbook savings accounts, demand deposits, individual retirement accounts (IRAs), checking accounts, money market accounts and certificates of deposit. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are monitored weekly by management. The amount of deposits from outside Home Savings’ primary market area is not significant.

Brokered deposits represent funds, which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit without prior consent of the FDIC and Ohio Division. Home Savings had no brokered deposits at December 31, 2011 or 2010.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	At December 31, 2011			For the Year Ended December 31, 2011
	Amount	Percent of total deposits	Weighted average rate	Average balance	Percent of average deposits	Weighted average rate
	(Dollars in thousands)

Noninterest bearing demand	$148,049	9.32%	—%	$146,784	8.67%	—%
Checking and money market accounts	434,205	27.33	0.43	437,830	25.86	0.51
Savings accounts	234,828	14.78	0.13	240,043	14.17	0.21
Certificates of deposit	771,415	48.57	2.56	868,522	51.30	2.49

Total deposits	$1,588,497	100.00%	1.38%	$1,693,179	100.00%	1.44%

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	For the Year Ended December 31, 2010			For the Year Ended December 31, 2009
	Average balance	Percent of average deposits	Weighted average rate	Average balance	Percent of average deposits	Weighted average rate
	(Dollars in thousands)

Noninterest bearing demand	$131,770	7.69%	—%	$117,587	6.51%	—%
Checking and money market accounts	412,672	24.09	0.77	382,076	21.15	1.12
Savings accounts	212,146	12.38	0.37	194,957	10.79	0.48
Certificates of deposit	956,824	55.84	2.94	1,112,042	61.55	3.66

Total deposits	$1,713,412	100.00%	1.87%	$1,806,662	100.00%	2.54%

The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
Rate	Up to one year	Over 1 year to 2 years	Over 2 years to 3 years	Thereafter	Total
	(Dollars in thousands)

2.00% or less	$353,840	$64,356	$18,325	$4,399	$440,920
2.01% to 4.00%	9,449	16,269	9,131	116,847	151,696
4.01% to 6.00%	34,474	5,240	296	36	40,046
6.00% and over	138,753	—	—	—	138,753

Total certificates of deposit	$536,516	$85,865	$27,752	$121,282	$771,415

At December 31, 2011, approximately $536.5 million of Home Savings’ certificates of deposit will mature within one year. Included in this figure is the $138.8 million in certificates of deposit costing more than 6.0%. Primarily in the third quarter of 2008, Home Savings offered a 42-month time deposit product (Step CDs) to its customers in order to maintain adequate levels of liquidity as Home Savings entered into the Bank Order with regulators. While the Step CDs offered a blended rate over the 42-month term consistent with other 42-month certificates of deposit being offered in Home Savings’ market at that time, the interest rate paid on Step CDs increases in regular intervals over the life of the deposit, such that in the final six months of the deposit prior to maturity, the rate paid is 6.50%. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $297.1 million, as of December 31, 2011, were available from the FHLB. Also, Home Savings could pledge additional securities to obtain another $337.8 million in borrowing capacity.

The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2011:

September 30,
Maturity	Amount
(Dollars in thousands)

Three months or less	$60,750
Over 3 months to 6 months	18,955
Over 6 months to 12 months	47,895
Over 12 months	62,301

Total	$189,901

The following table presents the amount of Home Savings’ certificates of deposit of $250,000 or more by the time remaining until maturity at December 31, 2011:

September 30,
Maturity	Amount
(Dollars in thousands)

Three months or less	$3,440
Over 3 months to 6 months	309
Over 6 months to 12 months	1,776
Over 12 months	7,872

Total	$13,397

The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	September 30,	September 30,
	Year ended December 31,
	2011	2010
	(Dollars in thousands)

Beginning balance	$1,689,781	$1,769,501
Net decrease in brokered deposits	—	(15,033)
Net decrease in other deposits	(125,854)	(97,271)

Net deposits before interest credited	1,563,927	1,657,197
Interest credited	24,570	32,584

Ending balance	1,588,497	1,689,781
Net decrease	$(101,284)	$(79,720)

Percent decrease	-5.99%	-4.51%

Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, it will be eligible for 100% of the advances available. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2011, Home Savings was in compliance with the QTL test. Home Savings may borrow up to an additional $297.1 million from the FHLB, and had $128.2 million in outstanding advances at December 31, 2011. None of the advances outstanding are callable.

The Holding Company Order requires United Community to obtain regulatory approval prior to incurring debt or increasing its debt position. As of December 31, 2011, United Community had no debt outstanding. United Community does not intend to seek approval to borrow additional funds in the near term.

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

EMPLOYEES

At December 31, 2011, Home Savings had 521 employees, 490 of which were full-time and the remaining 61 were part-time employees. Home Savings believes that relations with its employees are good. Home Savings has health, life and disability benefits, a 401(k) plan and an employee stock ownership plan for its employees.

REGULATION

United Community is a unitary thrift holding company within the meaning of the Home Owners Loan Act, as amended (HOLA), and historically was subject to regulation, examination and oversight by the OTS. United Community was notified that as of July 21, 2011, it had ceased to be regulated by the OTS and is now regulated by the FRB as a result of the elimination of the OTS pursuant to the Dodd-Frank Wall Street Reform and Consumer Protections Act (the Dodd-Frank Act). There generally are no restrictions on the activities of United Community, unless the FRB determines that there is reasonable cause to believe that an activity constitutes a serious risk to the financial safety, soundness, or stability of Home Savings. Home Savings is subject to regulation, examination and oversight by the Ohio Division and the FDIC, and it also is subject to certain provisions of the Federal Reserve Act. United Community and Home Savings also are subject to the provisions of the Ohio Revised Code applicable to corporations generally, including laws that restrict takeover bids, tender offers and control-share acquisitions involving public companies that have significant ties to Ohio.

The FRB, the FDIC, the Ohio Division and the SEC each have various powers to initiate supervisory measures or formal enforcement actions if United Community or Home Savings does not comply with applicable regulations. If the grounds provided by law exist, the FDIC or the Ohio Division may place Home Savings in conservatorship or receivership. Home Savings also is subject to regulatory oversight under various consumer protection and fair lending laws that govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of Home Savings to open a new branch or engage in a merger.

Federal law prohibits Home Savings from making a capital distribution to anyone or paying management fees to any person having control of Home Savings if, after such distribution or payment, Home Savings would be undercapitalized. Under the Bank Order, Home Savings may not pay a cash dividend to United Community without first obtaining regulatory approval.

FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily checking accounts) up to $71.0 million (subject to an exemption of up to $11.5 million), and of 10% of net transaction accounts in excess of $71.0 million. At December 31, 2011, Home Savings was in compliance with its reserve requirements.

Loans by Home Savings to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed specified limits. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the disinterested members of the Board with any interested director abstaining. All loans to directors, executive officers, and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. All other transactions between Home Savings and its affiliates must comply with Sections 23A and 23B of the Federal Reserve Act. United Community is an affiliate of Home Savings for this purpose.

Under federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Home Savings or United Community without 60 days’ prior notice to the FRB. Control is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed control if certain factors are in place. If the acquisition of control is by a company, the acquirer must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

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

Home Savings has been deemed to be adequately capitalized by its regulators as of December 31, 2011. Federal law generally prohibits a unitary thrift holding company, such as United Community, from controlling any other savings association or savings and loan holding company without prior approval of the FRB, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Except with the prior approval of the FRB, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company’s stock also may acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

Home Savings’ deposit insurance premiums have increased since 2008 because of the Bank’s regulatory status. FDIC insurance premiums decreased in 2011 because of a change in the assessment base discussed below. However, Home Savings may pay higher FDIC premiums in the future because bank failures have significantly reduced the deposit insurance fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums on all depository institutions. On May 22, 2009, the FDIC also implemented a special assessment on all insured depository institutions, which totaled $1.1 million for Home Savings and was paid on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Although the prepayment of these assessments was mandatory for all insured depository institutions, the FDIC retained the discretion as supervisor and insurer to exempt any institution from the prepayment requirement under certain circumstances as set forth in its regulations. In accordance with this discretion, the FDIC exempted Home Savings from prepaying its quarterly risk-based assessment for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Instead, Home Savings must continue to pay its deposit insurance premiums on a quarterly basis.

In October 2010, the FDIC adopted a new restoration plan for the Deposit Insurance Fund to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. Effective as of April 1, 2011 the FDIC adopted a final rule to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act.

Item 1A. Risk Factors

Like all financial companies, United Community’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.

UCFC and the Bank have an enterprise risk management program. The Board Compliance and Risk Management Committee governed by a charter, provides oversight of the program. The Board also adopted the Corporate Risk Management and Control Policy. The policy provides a framework for risk identification, monitoring and mitigation through a risk assessment process, including reviewing of policies and procedures to enhance the controls and risk management practices at UCFC and the Bank. The Officers Risk Management Committee, also governed by a charter, leads this process as part of an ongoing program.

Cease and desist orders prohibit dividends and restrict certain business activities.

United Community’s ability to pay regular quarterly dividends to shareholders depends to a large extent on the dividends received from Home Savings. The Bank Order prohibits Home Savings from paying dividends to United Community without prior regulatory approval. In addition, the Holding Company Order prohibits United Community from paying dividends to shareholders without prior regulatory approval. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and Home Savings’ earnings, capital requirements, financial condition and other factors. United Community has not paid cash dividends in the past two years. Furthermore, there can be no assurance when dividend payments will resume in the future.

The Holding Company Order prohibits United Community from issuing or renewing debt without prior approval.

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

Further, approximately 81.1% of the loans in Home Savings’ portfolio are secured in whole or in part by real estate. As residential real estate prices have declined in the last three years, defaults and foreclosures have increased. Commercial real estate values also have declined, and the owners of many income-producing properties are experiencing declines in their revenue, which may adversely affect their ability to repay their loans. Foreclosures and resolutions of nonperforming loans require significant personnel resources, and given the number of foreclosures in the courts within our market area, the resolution of foreclosures has slowed significantly. Properties acquired through foreclosure or by deed in lieu of foreclosure are taking longer to sell in the current economy, which increases the Company’s expenses for managing, maintaining and insuring real estate owned. If we are unable to sell properties at a price that will cover our expenses as well as the unpaid principal and interest on the loan, the resulting write-downs and losses adversely affect the Company’s net income.

Over the last three years, United Community has experienced a significant increase in the amount of impaired loans in its construction loan portfolio. A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect both the contractual interest payments and the contractual principal payments, as scheduled in the loan agreement. Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. In the event a default on a construction loan occurs and foreclosure follows, we may need to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Approximately 4.5% of our total loans were construction loans at December 31, 2011. As a result, further deterioration in the portfolio may adversely impact our earnings.

Changes in interest rates could adversely affect our financial condition and results of operations.

Our results of operations depend substantially on our net interest income, which is the difference between the interest earned on loans, securities and other interest-earning assets and the interest paid on deposits and other borrowings. These rates are highly sensitive to many factors beyond our control, including general economic conditions, inflation, recession, unemployment, the money supply and the policies of various governmental and regulatory authorities. While we have taken measures intended to manage the risks of operating in a changing interest rate environment, there can be no assurance that these measures will be effective in avoiding undue interest rate risk.

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

The financial services industry is extensively regulated. Federal and state banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and are not necessarily intended to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Furthermore, there can be no assurance that recent legislation and regulatory initiatives to address difficult market and economic conditions will stabilize the United States banking system and the enactment of these initiatives may significantly affect our financial condition, results of operation, liquidity or stock price. The significant federal and state banking regulations that affect us are described in this 10-K under the heading Regulation.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act. This new law significantly changed the regulation of financial institutions and the financial services industry. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects they will have on the Company will not be known for months and even years.

Many of the provisions of the Dodd-Frank Act apply directly only to institutions much larger than United Community, and some will affect only institutions with different charters than Home Savings or institutions that engage in activities in which the Company does not engage. Among the changes to occur pursuant to the Dodd-Frank Act that can be expected to have an effect on the Company are the following:

•	the Dodd-Frank Act abolished the OTS and transferred its functions to other federal banking agencies;

•	the Dodd-Frank Act created a Consumer Financial Protection Bureau with broad powers to adopt and enforce consumer protection regulations;

•	new capital regulations for thrift holding companies will be adopted and any new trust preferred securities will no longer count toward Tier I capital;

•	the federal law prohibition on the payment of interest on commercial demand deposit accounts was eliminated effective in July 2011;

•

the standard maximum amount of deposit insurance per customer has been permanently increased to $250,000, and non-interest bearing transaction accounts will have unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums was expanded to include liabilities other than just deposits; and

•

new corporate governance requirements applicable generally to all public companies in all industries will require new compensation practices, including requiring companies to claw back incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation, and to consider the independence of compensation advisers, and new executive compensation disclosure requirements.

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

Management’s accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. Our management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with generally accepted accounting principles and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. Three of the most critical estimates are the level of the allowance for loan losses, the fair value of real estate owned and the valuation of mortgage servicing rights. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not significantly increase the allowance for loan losses, sustain loan losses that are significantly higher than the provided allowance or recognize a significant provision for the impairment of mortgage servicing rights. Material additions to the allowance for loan losses and any loan losses that exceed our reserves would materially adversely affect our results of operations and financial condition.

Material breaches in security of our systems may have a significant effect on our business.

United Community collects, processes and stores sensitive customer data by using computer systems and telecommunication networks operated by the Company and its service providers. The Company has security, backup and recovery systems in place and a comprehensive business continuity plan to ensure the systems will not be inoperable. United Community also has security in place to prevent unauthorized access to the systems. Third party service providers are required to maintain similar controls. United Community cannot be certain the measures will be successful to prevent a security breach. If such a breach occurs, the Company may lose customers’ confidence and, therefore, lose their business.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. As we experience operating losses, additional capital may need to be infused into Home Savings. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required by our regulators to raise additional capital. Any such capital raises may dilute current shareholders’ ownership interest. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

The Holding Company Order was amended effective November 5, 2010. This amendment removed a requirement in the original Holding Company Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. This capital plan is consistent with and incorporated into the strategic planning process that Home Savings has undertaken for the past three years under the terms of the Bank Order. As previously disclosed, the Company filed a capital plan with the OTS in December 2011. In keeping with that capital plan, the Company may seek to raise additional equity capital. The type, timing, amount and terms of possible securities that would be issued in such an offering have yet to be finalized. There can be no assurance that such an offering will be completed or that the Company will succeed in this endeavor. However, the Company anticipates that following any such capital raise, it may give existing shareholders an opportunity to participate through a rights offering.

Our allowance for loan losses may prove to be insufficient to absorb probable incurred losses in our loan portfolio.

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the adequacy of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses.

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

Recent announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions have raised various concerns relating to mortgage foreclosure practices in the United States. The integrity of the foreclosure process is important to the Company’s business as an originator and servicer of residential mortgages. As a result of the Company’s continued focus of concentrating its lending efforts in its primary markets in Ohio, as well as servicing loans for Fannie Mae and Freddie Mac, the Company does not anticipate suspending any of its foreclosure activities. During the third quarter of 2010, the Company reviewed its foreclosure procedures. The results of our review to date have not given rise to any known demands, commitments, events or uncertainties that we reasonably expect to have a material favorable or unfavorable impact on our results of operations, liquidity or capital resources. We have implemented additional reviews and procedures of pending and future foreclosures to ensure that all appropriate actions are taken to enable foreclosure actions to continue. Nevertheless, the Company could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and the Company’s financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

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

Home Savings owns its corporate headquarters building located in Youngstown, Ohio. Of Home Savings’ 34 branch offices, 28 are owned and the remaining offices are leased. Loan origination offices are leased under long-term lease agreements. The information contained in Note 9 to the consolidated financial statements: Premises and Equipment is incorporated herein by reference.

Item 3.	Legal Proceedings

United Community and Home Savings are parties to litigation arising in the normal course of business. While it is impossible to determine the ultimate resolution of these contingent matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

Item 4.	Mine Safety Disclosures

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There were 37,804,457 United Community common shares issued and 32,876,453 shares outstanding and held by approximately 10,000 record holders as of March 15, 2012. United Community’s common shares are traded on The Nasdaq Stock Market® under the symbol UCFC. Quarterly stock prices and dividends declared are shown in the following table.

	September 30,	September 30,	September 30,	September 30,
2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$1.62	$1.50	$1.35	$1.30
Low	1.22	1.08	0.87	0.87
Dividends declared and paid	—	—	—	—

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$1.90	$2.30	$1.84	$1.55
Low	1.15	1.50	1.15	1.12
Dividends declared and paid	—	—	—	—

Under the terms of the Holding Company Order, United Community must seek regulatory approval prior to the declaration and payment of any cash dividends. The payment of dividends by United Community is limited also by the ability of Home Savings to pay dividends to United Community, which also requires regulatory approval under the Bank Order. See the discussion of these limits in Notes 3 and 16 to the consolidated financial statements.

Under the terms of the Holding Company Order, United Community must obtain regulatory approval prior to the repurchase of any shares. United Community did not repurchase any shares during 2011.

Performance Graph

The following graph compares the cumulative total return on United Community’s common shares since December 31, 2006, with the total return of an index of companies whose shares are traded on The Nasdaq Stock Market and an index of publicly traded thrift institutions and thrift holding companies. The graph assumes that $100 was invested in United Community shares on December 31, 2006.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
United Community Financial Corp.	100.00	47.28	8.11	13.07	12.08	11.45
NASDAQ Composite	100.00	110.66	66.42	96.54	114.06	113.16
SNL Thrift	100.00	59.99	38.18	35.60	37.20	31.30

Item 6.	Selected Financial Data

	September 30,	September 30,	September 30,	September 30,	September 30,
Selected financial condition data:	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Total assets	$2,030,687	$2,197,298	$2,338,427	$2,618,073	$2,771,117
Cash and cash equivalents	54,136	37,107	45,074	43,417	33,502
Securities:
Trading, at fair value	—	—	—	—	312
Available for sale, at fair value	459,598	362,042	281,348	215,731	240,035
Loans held for sale	12,727	10,870	10,497	16,032	87,236
Loans, net	1,379,276	1,649,486	1,866,018	2,203,453	2,236,988
Federal Home Loan Bank stock, at cost	26,464	26,464	26,464	26,464	25,432
Cash surrender value of life insurance	28,354	27,303	26,198	25,090	24,053
Assets of discontinued operations	—	—	—	5,562	20,314
Deposits	1,588,497	1,689,781	1,769,501	1,885,931	1,875,206
Borrowed funds	218,773	300,615	318,156	462,872	586,786
Liabilities of discontinued operations	—	—	—	2,388	4,371
Total shareholders’ equity	188,745	176,055	219,783	234,923	269,714

	September 30,	September 30,	September 30,	September 30,	September 30,
Summary of earnings:	Year ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Interest income	$96,387	$110,748	$131,863	$152,178	$168,815
Interest expense	31,212	39,387	55,949	78,916	96,103

Net interest income	65,175	71,361	75,914	73,262	72,712
Provision for loan losses	24,658	62,427	49,074	25,329	28,750

Net interest income after provision for loan losses	40,517	8,934	26,840	47,933	43,962
Non-interest income	23,225	21,893	13,918	5,784	14,302
Non-interest expenses	63,512	68,331	63,640	94,186 (1)	55,640

Income (loss) before taxes and discontinued operations	230	(37,504)	(22,882)	(40,469)	2,624
Income tax expense (benefit)	—	(231)	(1,160)	(3,240)	910

Net income (loss) before discontinued operations	230	(37,273)	(21,722)	(37,229)	1,714
Discontinued operations Net income of Butler Wick Corp.	—	—	4,949	1,950	2,419

Net income (loss)	$230	$(37,273)	$(16,773)	$(35,279)	$4,133

(1) Noninterest expense in 2008 includes goodwill impairment charges of $33.6 million.

	September 30,	September 30,	September 30,	September 30,	September 30,
Selected financial ratios and other data:	At or for the year ended December 31,
	2011	2010	2009	2008	2007
Performance ratios:
Return on average assets (1)	0.01%	-1.62%	-0.67%	-1.30%	0.15%
Return on average shareholders’ equity (2)	0.13%	-17.28%	-6.92%	-12.91%	1.44%
Interest rate spread (3) (4)	3.07%	3.06%	2.91%	2.53%	2.41%
Net interest margin (3) (5)	3.28%	3.30%	3.20%	2.87%	2.84%
Non-interest expense to average assets (3)	3.00%	2.97%	2.54%	2.22%	2.04%
Efficiency ratio (3) (6)	77.41%	76.37%	65.60%	68.53%	62.77%
Average interest earning assets to average interest bearing liabilities (3)	113.20%	112.68%	112.46%	110.85%	111.59%
Capital ratios:
Average equity to average assets	8.69%	9.38%	9.68%	10.03%	10.56%
Shareholders’ equity to assets at year end	9.29%	8.01%	9.39%	8.97%	9.73%
Home Savings’ Tier 1 leverage ratio	8.61%	7.84%	8.22%	8.20%	7.47%
Home Savings’ Tier 1 risk-based capital ratio	13.30%	11.26%	11.53%	10.80%	9.26%
Home Savings’ Total risk-based capital ratio	14.57%	12.54%	12.80%	12.06%	11.88%
Asset quality ratios:
Nonperforming loans to loans, net (7)	8.92%	8.46%	6.21%	4.76%	4.41%
Nonperforming assets to total assets at year end (8)	7.71%	8.19%	6.28%	5.12%	3.94%
Allowance for loan losses as a percent of loans	2.97%	2.99%	2.22%	1.61%	1.41%
Allowance for loan losses as a percent of nonperforming loans (7)	34.34%	36.47%	36.49%	34.29%	32.42%
Texas ratio (9)	67.88%	79.43%	56.18%	49.68%	36.34%
Total classified assets as a percent of Tier 1 capital	123.99%	124.52%	117.77%	58.08%	71.99%
Net chargeoffs as a percent of average loans	2.17%	3.03%	2.10%	0.96%	0.60%
Total 90+ days past due as a percent of total loans, net	7.60%	7.51%	5.76%	4.53%	4.14%
Number of:
Loans	31,361	32,765	42,121	44,195	44,842
Deposit accounts	147,771	169,291	176,010	180,531	187,132
Per share data:
Basic earnings (loss) from continuing operations (10) (11)	$0.01	$(1.22)	$(0.73)	$(1.26)	$0.06
Basic earnings from discontinued operations (10) (11)	—	—	0.17	0.06	0.08
Basic earnings (loss) (10) (11)	0.01	(1.22)	(0.56)	(1.20)	0.14
Diluted earnings (loss) from continuing operations (10) (11)	0.01	(1.22)	(0.73)	(1.26)	0.06
Diluted earnings from discontinued operations (10) (11)	—	—	0.17	0.06	0.08
Diluted earnings (loss) (10) (11)	0.01	(1.22)	(0.56)	(1.20)	0.14
Book value (12)	5.79	5.69	7.11	7.60	8.73
Tangible book value (13)	5.78	5.67	7.09	7.57	7.60
Cash dividend per share	—	—	—	0.1386	0.3697
Dividend payout ratio (14)	n/a	n/a	n/a	-12.61%	271.43%

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average total equity.

(3)	Ratios have been revised to reflect the impact of discontinued operations. Ratios exclude the effect of goodwill impairment charges recognized.

(4)	Difference between weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities.

(5)	Net interest income as a percentage of average interest earning assets.

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

General

United Community was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of Home Savings issued upon the Conversion of Home Savings from a mutual savings association to a permanent capital stock savings association. The Conversion was completed on July 8, 1998.

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

Overview

Total assets decreased 7.6% to $2.0 billion at December 31, 2011. The decline in assets was driven largely by an overall decline in net loans. The decrease in net loans was driven primarily by a bulk loan sale in the second quarter. The sale of loans associated with a branch sale also contributed to the decrease. Loan chargeoffs and origination volume also affected the decline in net loans. Available for sale securities were purchased to lessen the impact of loan runoff during 2011.

Total liabilities decreased 8.9% to $1.8 billion at December 31, 2011. This change was the result of lower deposit balances. Also, with the need to fund fewer loans, overnight FHLB advances were kept to a minimum as well.

Net income for the year was $230,000 for the year ended December 31, 2011. This was a substantial improvement from the prior year, due primarily to improvements in asset quality and the need for a lower provision for loans losses. This improvement was supplemented by gains recognized from securities sales and the sale of four branches during the period.

Changes in Financial Condition

Total assets decreased $166.6 million, or 7.6%, from $2.2 billion at December 31, 2010 to $2.0 billion at December 31, 2011. The net change in assets consisted primarily of decreases of $270.2 million in net loans, $6.9 million in real estate owned and other repossessed assets and $2.9 million in premises and equipment. These decreases were offset partially by increases of $97.6 million in securities available for sale and $17.0 million in cash and cash equivalents. Total liabilities decreased $179.3 million, or 8.9%, primarily as a result of decreases of $110.8 million in interest-bearing deposits and $74.7 million in FHLB advances, which were partially offset by a $9.5 million increase in noninterest-bearing deposits.

Funds not currently utilized for general corporate purposes are invested in overnight funds and securities. Cash and cash equivalents increased $17.0 million, or 45.9%, to $54.1 million at December 31, 2011, compared to $37.1 million at December 31, 2010.

Available for sale securities increased $97.6 million during 2011 primarily as a result of purchases of securities aggregating $573.7 million, offset partially by sales (net of gains of $8.6 million) of $419.8 million and paydowns and maturities of $62.5 million. The majority of United Community’s available for sale portfolio is held by Home Savings. See Note 5 to the consolidated financial statements for additional information regarding the Company’s investment portfolio.

Net loans decreased 16.4% to $1.4 billion at December 31, 2011, compared to $1.6 billion at December 31, 2010. Real estate loans decreased $221.7 million, consumer loans decreased $41.1 million and commercial loans decreased $16.2 million. The primary source of the decrease was a bulk mortgage loan sale that took place in the second quarter of 2011. The Company sold $70.4 million in fixed rate 15 and 30-year residential mortgage loans and subsequently realized a $2.7 million gain. These mortgage loans were specifically identified based on seasoned loan guidelines using Fannie Mae eligibility criteria and designated for sale in response to the protracted period of lower rates and the prepayment speeds that were being experienced, which were eroding the value of these loans. During the year, the Company also sold $21.7 million in mortgage and consumer loans as part of the sale of four branches in northwestern Ohio to Croghan. Also affecting the decline were charge-offs of $11.1 million in commercial real estate loans and $12.4 million in residential construction loans in 2011. Lastly, a decline in loan origination volume also contributed to the compression. See Note 6 to the consolidated financial statements for additional information regarding the composition of net loans.

Loans held for sale were $12.7 million at December 31, 2011, compared to $10.9 million at December 31, 2010. The change was primarily attributable to the timing of sales during the period. Home Savings sells a portion of newly originated loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for possible loan losses charged to expense. The allowance for loan losses decreased to $42.3 million at December 31, 2011, from $50.9 million at December 31, 2010, a decrease of $8.6 million. The allowance for loan losses as a percentage of net loans was 2.97% at December 31, 2011, compared to 2.99% at December 31, 2010. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

The decrease in the allowance for loan losses in 2011 was primarily a result of the level of allowance assigned to the commercial loan and construction loan portfolio. At December 31, 2011, the allowance assigned to the commercial loan portfolio aggregated $1.9 million, a decrease of $7.1 million from the previous year. Total commercial loans were down 35% when comparing December 31, 2011 to December 31, 2010. This decrease was a result of an increased level of runoff of commercial loans in 2011. Also contributing to this decrease are charge-offs of $5.1 million in 2011.

During the year ended December 31, 2011, the level of the allowance for loan losses decreased $8.6 million when compared to December 31, 2010. During the twelve months ended December 31, 2011, the level of net loans charged off exceeded the loan loss provision by approximately $8.6 million. Timing differences can exist between the period in which an initial provision is recognized and the subsequent period in which the loss is confirmed and the resulting charge-off recognized. As a result, it is possible to have charge-offs exceed the provision for loan losses in the various loan categories. There were three major categories, multifamily residential real estate, one-to four-family residential construction and commercial loans (both secured and unsecured), where the level of charge-offs exceeded the provision recognized in 2011. In the fourth quarter of 2010, Home Savings incurred substantial provision expense to increase both the general and specific reserves based on deterioration experienced in the loan portfolio in these three loan categories. In 2011, certain loans were charged off where reserves were established in a previous period. Many of these loans were resolved through note sales, where chargeoffs of $3.5 million were necessary to bring the loan balance down to an agreed upon value for resolution. These actions caused the level of loan charge-offs to exceed the provision expense in the current reporting period.

The $1.9 million in charge-offs in multifamily residential loans was comprised of six relationships that had $1.1 million in specific reserves at December 31, 2010 related to probable incurred losses in connection with these loans. Additionally, the principal balance of loans in this category declined $14.8 million during 2011 resulting in reduced general reserves being required. The historical charge-off factor has also decreased in this category in 2011.

One-to four-family residential construction loan net charge-offs totalled $12.1 million. The Bank incurred a charge-off of $4.0 million in the third quarter of 2011 related to a single out-of-state construction project. This $4.0 million charge-off was triggered by an appraisal dated in the third quarter indicating collateral deterioration. These one-to four-family residential construction loan principal balances have declined $40.7 million, and the historical loss experience has resulted in a decrease in the historical charge-off experience factor during 2011.

A total of 34 loans comprise the $5.1 million in secured and unsecured commercial loan charge-offs. As of December 31, 2010, Home Savings had set aside $4.9 million in reserves on these loans. Principal balances in this category have declined $16.2 million since December 31, 2010, to $30.1 million. Additionally, a majority of the decline in this portfolio was in the unsecured category, which typically requires higher allowance for loan loss allocation than secured loans, resulting in a reduction to the estimated allowance for loan losses at December 31, 2011.

Accordingly, as a result of reserves being established in previous periods, a decline in principal balances and changes in historical loss factors, the level of charge-offs for the year has exceeded the provision for loan losses in these loan categories. See Note 6 to the consolidated financial statements for a summary of the allowance for loan losses.

The following table summarizes the trend in the allowance for loan losses for 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Allowance For Loan Losses
	(Dollars in thousands)
Real Estate Loans	December 31, 2010	Provision	Recovery	Chargeoff	December 31, 2011
Permanent
One-to four-family residential	$8,139	$2,834	$474	$(3,645)	$7,802
Multifamily residential	5,082	(562)	86	(1,917)	2,689
Nonresidential	12,559	11,821	249	(7,828)	16,801
Land	2,286	2,980	109	(1,344)	4,031

Total	28,066	17,073	918	(14,734)	31,323

Construction Loans
One-to four-family residential	8,260	8,205	338	(12,403)	4,400
Multifamily and nonresidential	273	(79)	0	(101)	93

Total	8,533	8,126	338	(12,504)	4,493

Consumer Loans
Home Equity	2,964	404	88	(1,430)	2,026
Auto	104	(63)	54	(18)	77
Marine	361	709	15	(576)	509
Recreational vehicle	1,519	1,322	110	(1,063)	1,888
Other	312	(201)	324	(359)	76

Total	5,260	2,171	591	(3,446)	4,576

Commercial Loans
Secured	2,611	(833)	57	(1,181)	654
Unsecured	6,413	(1,879)	565	(3,874)	1,225

Total	9,024	(2,712)	622	(5,055)	1,879

Total	$50,883	$24,658	$2,469	$(35,739)	$42,271

Impaired Loans. A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $153.6 million at December 31, 2011 as compared to $156.5 million at December 31, 2010. The schedule below summarizes impaired loans for 2011 and 2010.

	September 30,	September 30,	September 30,
Impaired Loans
(Dollars in thousands)
Real Estate Loans	December 31, 2011	December 31, 2010	Change
Permanent
One-to four-family residential	$30,287	$25,493	$4,794
Multifamily residential	6,592	11,487	(4,895)
Nonresidential	66,503	59,243	7,260
Land	11,908	5,569	6,339

Total	115,290	101,792	13,498

Construction Loans
One-to four-family residential	30,587	46,672	(16,085)
Multifamily and nonresidential	—	—	—

Total	30,587	46,672	(16,085)

Consumer Loans
Home Equity	3,139	1,438	1,701
Auto	59	55	4
Marine	482	—	482
Recreational vehicle	47	47	—
Other	7	7	—

Total	3,734	1,547	2,187

Commercial Loans
Secured	3,511	2,171	1,340
Unsecured	445	4,273	(3,828)

Total	3,956	6,444	(2,488)

Total Impaired Loans	$153,567	$156,455	$(2,888)

Troubled Debt Restructurings. A Troubled Debt Restructure (TDR) occurs when Home Savings, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. If the debtor is not currently experiencing financial difficulties, but would probably be in payment default in the future without the modification, then this type of restructure could also be considered a TDR.

TDRs may include, but are not limited to, one or more of the following:

•	Modification of terms of a debt, such as:

1)	Reduction of the stated interest rate for the remaining original life of the loan;

2)	Extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk;

3)	Reduction of the face amount or maturity amount of the loan as stated in the instrument or other agreement; or

4)	Reduction of accrued interest.

•

Transfer by the debtor to the Company of receivables from third parties, real estate or other assets to satisfy fully or partially a loan — including a transfer resulting from foreclosure or repossession.

•

Issuance or other granting of an equity interest to the Company by the debtor to satisfy fully or partially a loan unless the equity interest is granted pursuant to existing terms for converting the loan into an equity interest.

In some instances, a loan restructuring is not necessarily a TDR for the purposes of this definition even if the debtor is experiencing some financial difficulties. A TDR is not involved if:

•	The fair value of cash, other assets or an equity interest accepted by the Company from a debtor in full satisfaction of its loan at least equals the Company’s recorded investment in the loan;

•	The fair value of cash, other assets or an equity interest transferred by a debtor to the Company in full settlement of its loan at least equals the debtor’s carrying amount of the loan;

•

The Company reduces the effective interest rate on the loan primarily to reflect a decrease in market interest rates in general or a decrease in the risk so as to maintain a relationship with a debtor that can readily obtain funds from other sources at the current market interest rate; or

•

The debtor issues in exchange for its loan a new marketable loan having an effective interest rate based on its market price that is at or near the current market interest rates of loans with similar maturity dates and stated interest rates issued by non-troubled debtors.

Included in impaired loans above are some loans Home Savings considers troubled debt restructurings. The change in TDRs for the year ended December 31, 2011 was as follows:

	September 30,	September 30,	September 30,
Troubled Debt Restructurings
	December 31, 2011	December 31, 2010	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$16,648	$10,830	$5,818
Multifamily residential	3,273	2,410	863
Nonresidential	19,666	22,313	(2,647)
Land	3,325	1,344	1,981

Total	42,912	36,897	6,015

Construction Loans
One-to four-family residential	2,936	6,879	(3,943)
Multifamily and nonresidential	—	—	—

Total	2,936	6,879	(3,943)

Consumer Loans
Home Equity	1,895	347	1,548
Auto	21	9	12
Marine	—	—	—
Recreational vehicle	—	—	—
Other	7	7	—

Total	1,923	363	1,548

Commercial Loans
Secured	3,073	348	2,725
Unsecured	54	84	(30)

Total	3,127	432	2,695

Total Restructured Loans	$50,898	$44,571	$6,327

TDRs that were on nonaccrual status aggregated $17.8 million and $11.2 million at December 31, 2011 and 2010, respectively. Such loans are considered nonperforming loans. TDRs that were accruing according to their terms aggregated $33.1 million and $33.3 million at December 31, 2011 and 2010, respectively. All TDRs are considered impaired loans.

Nonperforming Loans. Nonperforming loans consist of all loans past due 90 days and on nonaccrual status, loans past due 90 days and still accruing and loans past due less than 90 days and on nonaccrual status. Nonperforming loans decreased $16.4 million from $139.5 million at December 31, 2010, to $123.1 million at December 31, 2011. The schedule below summarizes the change in nonperforming loans during 2011.

	September 30,	September 30,	September 30,
Nonperforming Loans
(Dollars in thousands)
	December 31, 2011	December 31, 2010	Change
Real Estate Loans
Permanent
One-to four-family residential	$26,637	$27,417	$(780)
Multifamily residential	5,860	10,983	(5,123)
Nonresidential	42,902	39,838	3,064
Land	11,142	5,188	5,954

Total	86,541	83,426	3,115

Construction Loans
One-to four-family residential	27,104	44,021	(16,917)
Multifamily and nonresidential	—	2,414	(2,414)

Total	27,104	46,435	(19,331)

Consumer Loans
Home Equity	4,237	3,389	848
Auto	170	89	81
Marine	479	—	479
Recreational vehicle	1,725	237	1,488
Other	9	10	(1)

Total	6,620	3,725	2,895

Commercial Loans
Secured	2,483	1,822	661
Unsecured	347	4,122	(3,775)

Total	2,830	5,944	(3,114)

Total Nonperforming Loans	$123,095	$139,530	$(16,435)

Accounting substantially for the $16.4 million decrease in nonperforming loans during 2011 was a decrease of $16.9 million in nonperforming one-to four-family construction loans. The decrease in nonperforming construction loans is due primarily to six relationships totaling $8.4 million being resolved throughout the year. Nonperforming loans can be resolved by performing according to the terms of the loan for a minimum of six months, through charge off, sale of the loan or collateral or by the Bank taking possession of the collateral. In addition to these resolutions, there was a decline in outstanding principal balances of $8.9 million resulting from either payments made on the loans or the Bank taking action, through a chargeoff, to bring the value of the loan to current market value. The decline in principal balances included one loan that was marked down $4.0 million to reflect its current fair market value.

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory requirements. Loans to a customer whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 or more days past due. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent cash receipts on nonaccrual loans are recorded as a reduction of principal. Interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as nonaccrual does not preclude the ultimate collection of loan principal or interest.

FHLB stock remained at $26.5 million at December 31, 2011, which was the same as December 31, 2010. The quarterly dividend payments received by Home Savings from the FHLB were paid in cash over the past two years.

Premises and equipment decreased $2.9 million from $22.1 million at December 31, 2010 to $19.2 million at December 31, 2011. The primary cause of the change was the sale of Home Savings’ four western-most branches to Croghan. The sale closed in the fourth quarter and included $1.8 million in fixed assets that were sold as part of the transaction. The remainder of this change was attributable to depreciation expense exceeding new fixed assets placed into service during the year.

Accrued interest receivable decreased $979,000 or 12.7%, to $6.7 million at December 31, 2011, compared to $7.7 million at December 31, 2010. The primary cause of the change is an overall decline in the average balance of loans of $244.6 million. Partially offsetting the change is an overall decrease in the reserves for uncollected interest on nonaccrual loans of $2.6 million. The change in the reserves for uncollected interest is affected directly by the aggregate balance of loans on nonaccrual status. Interest accrued on securities available for sale increased $70,000 due primarily to timing as to when interest is paid on these assets.

Real estate owned and other repossessed assets decreased $6.9 million or 17.0% during the year ended December 31, 2011, as compared to the year ended December 31, 2010. The following table summarizes the activity in real estate owned and other repossessed assets during the year.

	September 30,	September 30,	September 30,
	Real Estate Owned	Repossessed Assets	Total
	(Dollars in thousands)
Balance at December 31, 2010	$39,914	$422	$40,336
Acquisitions	17,794	2,946	20,740
Sales	(19,998)	(2,828)	(22,826)
Change in valuation allowance	(4,764)	—	(4,764)

Balance at December 31, 2011	$32,946	$540	$33,486

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type:

	September 30,	September 30,	September 30,
	Balance	Valuation Allowance	Net Balance
	(Dollars in thousands)
Real estate owned
One-to four-family	$10,894	$(827)	$10,067
Multifamily residential	2,153	(254)	1,899
Nonresidential	5,713	(730)	4,983
One-to four-family residential construction	22,126	(6,953)	15,173
Land	824	—	824

Total real estate owned	41,710	(8,764)	32,946
Repossessed assets
Marine	200	—	200
Recreational vehicle	340	—	340

Total repossessed assets	540	—	540

Total real estate owned and other repossessed assets	$42,250	$(8,764)	$33,486

Property acquired in the settlement of loans is recorded at the lower of (a) the loan’s acquisition balance less cost to sell or (b) the fair market value of the property secured. Appraisals are obtained at least annually for all properties greater than $1.0 million or when the Company believes there is sufficient evidence to suggest deterioration in an asset’s value. Based on current appraisals, a valuation allowance may be established to properly reflect the asset at fair market value. The increase in the valuation allowance on property acquired in relation to one-to four-family residential construction loans was due to the decline in market value of those properties. Home Savings has engaged experienced professionals to sell all real estate owned and other repossessed assets in a timely manner.

Home Savings has an investment in bank-owned life insurance, which provides insurance on the lives of certain employees where Home Savings is the beneficiary. Bank-owned life insurance provides a long-term asset to offset long-term benefit obligations, while generating competitive investment yields. Home Savings recognized $1.1 million as other non-interest income based on the change in cash value of the policies in 2011. The increase in the cash value of the policies is tax exempt. Additionally, any death benefit proceeds received by Home Savings are tax-free.

Other assets decreased $3.0 million during 2011 primarily as a result of the receipt of a federal tax refund of $3.5 million, as the Company was able to carryback losses generated on the 2010 tax return to prior years. Also contributing to the change was an additional valuation allowance placed on Home Savings’ deferred mortgage servicing rights of $1.5 million. These changes were offset partially by a net investment in interest rate caps of $1.9 million in 2011.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, United Community conducts a regular assessment of all available evidence, both positive and negative. This evidence includes, but is not limited to, taxable income in prior periods, projected future income, projected future reversals of deferred tax items and the effects of tax law changes. Based on these criteria, and in particular activity surrounding the provision for loan losses, United Community determined that it was necessary to maintain a full valuation allowance against the deferred tax asset at December 31, 2010. The determination was made as the Company maintained a three-year cumulative loss position, the threshold after which there is a rebuttable presumption that a Company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. There is no deferred tax asset after the valuation allowance. United Community will continue to monitor its deferred tax position and may adjust the valuation allowance, as available evidence changes.

Total deposits decreased $101.3 million to $1.6 billion at December 31, 2011, compared to $1.7 billion at December 31, 2010. The change is primarily as a result of the sale of four branches during the year. On August 31, 2011, Home Savings announced that it entered into a Purchase and Assumption Agreement for the sale of four of its western-most branches, located in Fremont, Clyde, Tiffin (Westgate) and downtown Tiffin, Ohio (Branch Sale). The transaction closed in December of 2011, and the buyer assumed all of the deposit liabilities associated with the branches. The buyer paid a premium of 4.0% on all non-jumbo, non-brokered and non-public deposits, which together represented all of the deposits at the branches. At the completion of the sale, the buyer assumed $110.0 million in deposits.

Pursuant to the Bank Order, Home Savings cannot obtain brokered certificates of deposit without prior consent of the FDIC and the Ohio Division. Management continually evaluates many variables when pricing deposits, including cash requirements, liquidity targets, asset growth rates, the liability mix and interest rate risk. All brokered deposits matured in the third quarter of 2010 and, as a result, Home Savings had no brokered deposits at December 31, 2010 or 2011. The Company does not intend to pursue additional brokered deposits in the near term.

Funds needed in excess of deposit growth are borrowed in the normal course of business. Home Savings has an established credit relationship with the FHLB of Cincinnati under which Home Savings could borrow up to $297.1 million as of December 31, 2011. Of the total borrowing capacity at the FHLB, Home Savings had outstanding advances of $128.2 million at December 31, 2011, which is a decrease of $74.7 million compared to December 31, 2010. These borrowings are collateralized primarily by one-to four-family residential mortgage loans.

Repurchase agreements used for general corporate purposes have decreased $7.2 million to $90.6 million at December 31, 2011. Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $115.4 million at December 31, 2011 and $129.4 million at December 31, 2010. Securities sold under agreements to repurchase are typically held by the brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to United Community.

The Holding Company Order requires United Community to obtain regulatory approval prior to incurring debt or increasing its debt position. As of December 31, 2011, United Community had no debt outstanding, and United Community does not intend to seek approval to borrow additional funds in the near term.

Accrued interest payable decreased during 2011 as a result of a net decrease in deposits and borrowings mentioned above.

Shareholders’ equity increased $12.7 million at December 31, 2011, compared to December 31, 2010. The change was primarily attributable to a $9.8 million change in other comprehensive income, due to a current unrealized gain position on available for sale securities. Also contributing to the increase was a $2.2 million equity investment during 2011. On December 12, 2011, the Company sold 1,597,290 common shares of UCFC at a price of $1.35 per share to an accredited investor. Net proceeds were received by United Community and will allow it to meet its cash needs despite the prohibition on dividends from the Bank to United Community under the Bank Order. Through its purchase of these common shares of United Community, the investor, which did not own any United Community securities prior to the sale, now, owns approximately 4.9% of United Community’s total outstanding common shares. Book value per share and tangible book value per share were $5.79 and $5.78, respectively, as of December 31, 2011. Book value per share and tangible book value per share were $5.69 and $5.67, respectively, as of December 31, 2010. See Note 17 to the consolidated financial statements for current details on current capital levels of Home Savings.

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

Net Income—Net income for the year ended December 31, 2011 was $230,000, compared to a net loss of $37.3 million for the year ended December 31, 2010. This change was substantially due primarily to a decrease in the provision for loan losses. Further impacting the comparison was a decrease in net interest income offset by decreases in noninterest expenses.

Net Interest Income—Net interest income for the year ended December 31, 2011, was $65.2 million compared to $71.4 million for 2010. Both interest income and interest expense decreased, with a larger decline in interest income. Total interest income decreased $14.4 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. The change in interest income was primarily the result of a decline of $15.1 million in interest earned on loans, resulting from a decrease of $244.6 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 11 basis points. Interest income was further impacted by foregone interest income of $3.0 million on nonaccrual loans, despite a decrease of $16.4 million on those nonperforming assets during the twelve months ended December 31, 2011. The decline in the Company’s construction and segments of its commercial real estate loan portfolios is consistent with its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.

Total interest expense decreased $8.2 million for the twelve months ended December 31, 2011, as compared to the same period last year. The change was due primarily to reductions of $7.7 million in interest paid on deposits, $426,000 in interest paid on Federal Home Loan Bank advances and $28,000 in interest paid on repurchase agreements and other borrowings. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balances of certificates of deposit declined $88.3 million, while non-time deposits increased $53.1 million. Also contributing to the change was a reduction of 45 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 23 basis points.

Primarily in the third quarter of 2008, Home Savings offered a 42-month time deposit product (Step CDs) to its customers in order to maintain adequate levels of liquidity as Home Savings entered into the Bank Order with regulators. While the Step CDs offered a blended rate over the 42-month term consistent with other 42-month certificates of deposit being offered in Home Savings’ market at that time, the interest rate paid on Step CDs increases in regular intervals over the life of the deposit, such that in the final six months of the deposit prior to maturity, the rate paid is 6.50%. This product generated approximately $140.0 million in deposits, substantially all of which will mature in the first quarter of 2012. Management anticipates being able to retain a substantial portion of these deposits.

The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $128.6 million, despite a rate increase on those borrowings of 129 basis points in 2011 compared to 2010. The Bank had needed to use fewer short-term overnight advances during the period, which caused the average rate of those liabilities to increase. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the average balances of $2.6 million in those liabilities.

Provision for Loan Losses—A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $24.7 million in 2011, compared to $62.4 million in 2010. The decrease in the provision for loan losses in 2011 is primarily the result of the reduced level of outstanding loans during 2011. Also contributing to the decrease was the impact of fewer charge-offs to record foreclosed and repossessed assets at fair value before the Company takes possession of the properties in satisfaction of outstanding loans.

Noninterest Income—Noninterest income increased in 2011 to $23.2 million, as compared to $21.9 million in 2010. Two large transactions affect the comparison of noninterest income year over year. In the second quarter of 2011, Home Savings sold $70.4 million in fixed rate 15 and 30-year residential mortgage loans and subsequently realized a $2.7 million gain. These mortgage loans were specifically identified based on seasoned loan guidelines using Fannie Mae eligibility criteria and designated for sale in response to the protracted period of lower rates and the prepayment speeds that were being experienced, which were eroding the value of these loans. In addition, reinvestment of proceeds into investment securities provides the Company with more liquidity options.

The Branch Sale closed during the fourth quarter of 2011, at which point Home Savings recognized a gain of $4.2 million.

Noninterest Expense—Noninterest expense was $63.5 million for the year ended December 31, 2011, compared to $68.3 million for the year ended December 31, 2010. The decrease in noninterest expense was driven by lower salaries and employee benefit expenses of $1.5 million, primarily as a result of the Employee Stock Ownership Plan’s repayment in 2010 of the loan made by the Company to the ESOP and, to a lesser extent, the suspension of a matching contribution to the 401(k) plan for 2011. Further contributing to this decrease was the recognition of lower expenses associated with real estate owned and other repossessed assets acquired in the settlement of loans. Finally, Home Savings experienced a decrease of $831,000 in 2011 in deposit insurance premiums recognized in 2011.

After Home Savings takes possession of property in satisfaction of nonperforming loans, all of the repairs, routine maintenance, utilities and real estate taxes associated with such loans are expensed as incurred in order to maintain the properties in saleable condition. Expenses to maintain other real estate owned have leveled off in 2011 and are expected to decrease as the number of properties owned by Home Savings declines.

Lower insurance premiums were incurred during 2011 as compared to 2010 because of a change imposed by the passage of the Dodd-Frank Act. The Dodd-Frank Act required the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. Under The Dodd-Frank Act, the assessment base is now equal to average consolidated total assets minus average tangible equity. Previously, insurance premiums were calculated based solely on deposits at each institution.

Federal Income Taxes—For the year ended December 31, 2011, United Community recorded no benefit or expense for income taxes because of the cumulative three-year net loss position mentioned above. Refer to Note 15 to the consolidated financial statements for additional disclosure on these expenses.

Comparison of Operating Results for the Years Ended December 31, 2010 and December 31, 2009

Net Loss—Net loss for the year ended December 31, 2010 was $37.3 million, compared to a net loss of $16.8 million for the year ended December 31, 2009. This change was due primarily to a decrease in net interest income and increases in the provision for loan losses and noninterest expenses, offset partially by increased noninterest income in 2010.

Net Interest Income—Net interest income for the year ended December 31, 2010, was $71.4 million compared to $75.9 million for 2009. Both interest income and interest expense decreased, with a larger decline in interest income. Total interest income decreased $21.1 million in the year ended December 31, 2010 compared to the year ended December 31, 2009. The change in interest income was primarily the result of a decline of $20.7 million in interest earned on loans, which was primarily a result of a decrease of $255.1 million in the average balance of outstanding loans and increases in nonaccrual loans. United Community also experienced a decrease in the yield on net loans of 33 basis points. Interest income was further impacted by the change in nonaccrual loans, which increased to $133.2 million at December 31, 2010 and resulted in foregone interest income of $6.2 million during the twelve months ended December 31, 2010. The decline in the Company’s construction and segments of its commercial real estate loan portfolios is consistent with its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.

Total interest expense decreased $16.6 million for the twelve months ended December 31, 2010, as compared to the same period in 2009. The change was due primarily to reductions of $13.9 million in interest paid on deposits, $2.2 million in interest paid on Federal Home Loan Bank advances and $430,000 in interest paid on repurchase agreements and other borrowings. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balances of certificates of deposit declined $155.2 million, while non-time deposits increased $47.8 million. Also contributing to the change was a reduction of 72 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 46 basis points.

The primary cause of the decrease in interest expense on Federal Home Loan Bank advances was a decrease in the average balance of those funds of $71.6 million, as well as a rate decrease on those borrowings of 36 basis points in 2010 compared to 2009. The average rate on short-term advances from the Federal Home Loan Bank has decreased as the Bank used short-term overnight advances to fund maturing term advances during the period. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the average balances of those liabilities of $8.9 million.

Provision for Loan Losses—A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased to $62.4 million in 2010, compared to $49.1 million in 2009. The increase in the provision for loan losses in 2010 is primarily the result of credit downgrades within the commercial real estate portfolio and specific reserves assigned to a number of commercial real estate properties. Also contributing to the increase is the effect of charge-offs to record foreclosed and repossessed assets at fair value before the Company takes possession of the properties in satisfaction of outstanding loans.

Noninterest Income—Noninterest income increased in 2010 to $21.9 million, as compared to $13.9 million in 2009. Driving the increase in noninterest income was an increase in gains realized on the sale of available for sale securities of $8.8 million, along with a gain recognized on the sale of Home Savings’ Findlay, Ohio branch of $1.4 million. A decline in losses recognized in the valuation of the Company’s real estate owned portfolio further improved noninterest income. These increases were offset partially by a valuation allowance of $1.3 million established on the Bank’s deferred mortgage servicing rights in the second quarter and lower mortgage banking income due to fewer gains being recognized on loan sales.

Noninterest Expense—Noninterest expense was $68.3 million in the year ended December 31, 2010, compared to $63.6 million for the year ended December 31, 2009. The increase in noninterest expense was driven by higher salaries and employee benefit expenses of $2.2 million, along with higher professional fees associated with legal expenses paid by the Company during 2010 as compared to 2009. Further contributing to this increase was the recognition of higher expenses associated with real estate owned and other repossessed assets acquired in the settlement of loans. These increases were offset by a $1.6 million decline in deposit insurance premiums recognized during the year ended December 31, 2010 as compared to the 2009 fiscal year.

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

After Home Savings takes possession of property in satisfaction of nonperforming loans, all of the repairs, routine maintenance, utilities and real estate taxes associated with such loans are expensed as incurred in order to maintain the properties in saleable condition. Expenses to maintain other real estate owned were expected to level off in 2011 due to this change in methodology in accounting for real estate taxes despite the increased number of properties owned by Home Savings in resolving nonperforming loans.

Federal Income Taxes—For the year ended December 31, 2010, United Community recorded a $231,000 benefit for income taxes as a result of a normally recurring tax true-up upon filing of tax returns. Refer to Note 15 to the consolidated for additional disclosure on these expenses.

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

Allowance for loan losses. The allowance for loan losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, collateral values securing loans and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance inherently is subjective due to the aforementioned reasons. Loan losses are charged off against the allowance when management believes that the full collectability of the loan is unlikely. Recoveries of amounts previously charged off are credited to the allowance.

In compliance with the Bank Order, Home Savings maintains a well-documented methodology for maintaining an allowance for loan losses that management believes is compliant with all applicable regulatory guidance and GAAP. The documentation of the adequacy of the allowance for loan losses is reviewed by the board of directors on a quarterly basis.

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

Mortgage servicing rights are amortized in proportion to, and over the period of, estimated net servicing income. Management evaluates mortgage servicing rights for impairment on a quarterly basis by stratifying the loans by original maturity, interest rate and loan type. Impairment is measured by estimating the fair value of each pool, taking into consideration the estimated level of prepayments based upon current industry expectations. An impairment allowance is recorded for a pool when, and in an amount which, its fair value is less than its carrying value.

The value of mortgage servicing rights is subject to prepayment risk. Future expected net cash flows from servicing a loan will not be realized if the loan pays off earlier than anticipated. Since most of these loans do not contain prepayment penalties, the Company receives no economic benefit if the loan pays off earlier than anticipated.

Income taxes. We are subject to the income tax laws of the United States, its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly, and as new information becomes available, the balances are adjusted as appropriate. We assess uncertain tax positions using a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Management recorded a valuation allowance against deferred tax assets based primarily on its cumulative pre-tax losses during the past three years. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset. See Note 15 to the consolidated financial statements for a further description of our provision and related income tax assets and liabilities.

In establishing a provision for income tax expense, we must make judgments and interpretations about the application of these inherently complex tax laws. We also must make estimates about when in the future some items will affect taxable income in the various tax jurisdictions. Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the taxing authority upon examination or audit.

Although management believes that the judgments and estimates used are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of our reserves, our effective income tax rate in a given financial statement period could be materially affected. An unfavorable tax settlement would result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement would result in a reduction in our effective income tax rate in the period of resolution.

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

	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,	Sept 30,
	Year ended December 31,
	2011			2010			2009
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,532,937	$82,290	5.37%	$1,777,537	$97,413	5.48%	$2,032,669	$118,122	5.81%
Loans held for sale	14,029	542	3.86%	9,209	415	4.51%	26,898	1,006	3.74%
Securities:
Available for sale	375,909	12,366	3.29%	327,782	11,727	3.58%	266,121	11,455	4.30%
Federal Home Loan Bank stock	26,464	1,125	4.25%	26,464	1,158	4.38%	26,464	1,223	4.62%
Other interest earning assets	37,957	64	0.17%	24,695	35	0.14%	20,634	57	0.28%

Total interest earning assets	1,987,296	96,387	4.85%	2,165,687	110,748	5.11%	2,372,786	131,863	5.56%
Assets of discontinued operations	—			—			1,034
Non-interest earning assets	129,179			134,263			131,881

Total assets	$2,116,475			$2,299,950			$2,505,701

Interest bearing liabilities:
Deposits:
Checking accounts	$437,830	$2,231	0.51%	$412,672	$3,176	0.77%	$382,076	$4,297	1.12%
Savings accounts	240,043	501	0.21%	212,146	792	0.37%	194,957	933	0.48%
Certificates of deposit	868,522	21,609	2.49%	956,824	28,094	2.94%	1,112,042	40,755	3.66%
Federal Home Loan Bank advances	114,067	3,162	2.77%	242,680	3,588	1.48%	314,237	5,797	1.84%
Repurchase agreements and other	95,104	3,709	3.90%	97,717	3,737	3.82%	106,631	4,167	3.91%

Total interest bearing liabilities	$1,755,566	31,212	1.78%	$1,922,039	39,387	2.05%	$2,109,943	55,949	2.65%

Liabilities of discontinued operations	—			—			1,770
Non-interest bearing liabilities	176,895			162,211			151,437

Total liabilities	$1,932,461			$2,084,250			$2,263,150
Shareholders’ equity	184,014			215,700			242,551

Total liabilities and equity	$2,116,475			$2,299,950			$2,505,701

Net interest income and interest rate spread		$65,175	3.07%		$71,361	3.06%		$75,914	2.91%

Net interest margin			3.28%			3.30%			3.20%

Average interest earning assets to average interest bearing liabilities			113.20%			112.68%			112.46%

(1)	Nonaccrual loans are included in the average balance.

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

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase		Total	Increase		Total
	(decrease) due to		increase	(decrease) due to		increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(1,957)	$(13,166)	$(15,123)	$(6,464)	$(14,245)	$(20,709)
Loans held for sale	(48)	175	127	268	(859)	(591)
Securities:
Available for sale	(776)	1,415	639	(731)	1,003	272
Federal Home Loan Bank stock	(33)	—	(33)	(65)	—	(65)
Other interest earning assets	8	21	29	(37)	15	(22)

Total interest earning assets	$(2,806)	$(11,555)	$(14,361)	$(7,029)	$(14,086)	$(21,115)

Interest bearing liabilities:
Savings accounts	$(415)	$124	$(291)	$(235)	$94	$(141)
Checking accounts	(1,153)	208	(945)	(1,502)	381	(1,121)
Certificates of deposit	(4,041)	(2,444)	(6,485)	(7,439)	(5,222)	(12,661)
Federal Home Loan Bank advances	(1,080)	654	(426)	(1,029)	(1,180)	(2,209)
Repurchase agreements and other	80	(108)	(28)	(88)	(342)	(430)

Total interest bearing liabilities	$(6,609)	$(1,566)	$(8,175)	$(10,293)	$(6,269)	$(16,562)

Change in net interest income			$(6,186)			$(4,553)

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

The following table presents, as of December 31, 2011, United Community’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further detail of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Payments Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Operating leases	9	$635	$663	$460	$1,732	$3,490
Deposits without a stated maturity	11	817,082	—	—	—	817,082
Certificates of deposit	11	536,516	113,617	121,282	—	771,415
Federal Home Loan Bank advances	12	51,269	21,547	5,151	50,188	128,155
Repurchase agreements and other borrowings	13	618	—	—	90,000	90,618

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

Liquidity and Capital

United Community’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2011, 2010 and 2009.

	September 30,	September 30,	September 30,
	Years ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Net income (loss)	$230	$(37,273)	$(16,773)
Adjustments to reconcile net income to net cash from operating activities	32,505	68,919	61,029

Net cash from operating activities	32,735	31,646	44,256
Net cash from investing activities	52,727	30,563	218,562
Net cash from financing activities	(68,433)	(70,176)	(261,161)

Net change in cash and cash equivalents	17,029	(7,967)	1,657
Cash and cash equivalents at beginning of year	37,107	45,074	43,417

Cash and cash equivalents at end of year	$54,136	$37,107	$45,074

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations. Home Savings also has the ability to borrow from the Federal Home Loan Bank. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Investments in liquid assets maintained by United Community and Home Savings are based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program. At December 31, 2011, approximately $536.5 million of Home Savings’ certificates of deposit were expected to mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

Home Savings’ Asset/Liability Committee (ALCO) is responsible for establishing and monitoring liquidity guidelines, policies and procedures. ALCO uses a variety of methods to monitor the liquidity position of Home Savings including a liquidity analysis that measures potential sources and uses of funds over future time periods out to one year. ALCO also performs contingency funding analyses to determine Home Savings’ ability to meet potential liquidity needs under stress scenarios that cover varying time horizons ranging from immediate to long-term.

United Community’s liquidity remained strong in 2011 due primarily to declines in loan volume along with decreases in outstanding balances on FHLB advances and repurchase agreements and other borrowings. At December 31, 2011, UCFC had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $560.8 million.

On April 30, 2007, United Community announced that its Board of Directors had approved the purchase of up to 2,000,000 treasury shares to be made in the open market or in negotiated transactions from time to time, depending on market conditions. United Community acquired no shares in 2011, 2010 and 2009 under this program. As of December 31, 2011, United Community had remaining authorization to repurchase 1,477,804 shares under the current repurchase program, but the Holding Company Order prohibits United Community from doing so without prior approval.

Home Savings is required by federal regulations to meet certain minimum capital requirements. Minimum regulatory capital requirements call for tangible capital of 1.5% of average tangible assets; Tier 1 capital of 4.0% of average total assets (the Tier 1 Leverage Ratio) and total risk-based capital (which for Home Savings consists of Tier 1 capital and a portion of the allowance for loan losses) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% as defined by law and regulation depending on their relative risk). The Bank Order requires Home Savings to maintain a Tier 1 Leverage Ratio at a minimum of 8.0% and a total risk-based capital ratio of no less than 12.0%. At December 31, 2011, Home Savings’ Tier 1 capital was 8.61% and its total risk-based capital was 14.57%. A material failure to comply with the provisions of the Bank Order could result in additional enforcement actions by the FDIC and the Ohio Division. Refer to Note 17 to the consolidated financial statements for current details on current capital levels of Home Savings.

The following table summarizes Home Savings’ regulatory capital requirements pursuant to the Bank Order compared to actual capital at December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Actual capital		Minimum requirement		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Tier 1 capital (leverage)	$179,521	8.61%	$166,856	8.00%	$12,665	0.61%	$2,085,705	(1)
Risk-based capital	196,710	14.57	162,005	12.00	34,705	2.57	1,350,039	(2)

(1)	Average total assets for the quarter ended December 31, 2011

(2)	Total risk-weighted assets as of December 31, 2011

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Actual capital		Minimum requirement		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Tangible capital	$179,521	8.61%	$31,286	1.50%	$148,235	7.11%	$2,085,705	(1)
Tier 1 capital (leverage)	179,521	8.61	83,428	4.00	96,093	4.61	2,085,705	(2)
Risk-based capital	196,710	14.57	108,003	8.00	88,707	6.57	1,350,039	(3)

(1)	Average tangible assets for the quarter ended December 31, 2011

(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2011

(3)	Total risk-weighted assets as of December 31, 2011

The following table summarizes Home Savings’ regulatory capital requirements pursuant to the Bank Order compared to actual capital at December 31, 2010.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Actual capital		Minimum requirement		(Shortfall) excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Tier 1 capital (leverage)	$177,776	7.84%	$181,513	8.00%	$(3,737)	(0.16)%	$2,268,913	(1)
Risk-based capital	197,891	12.54	189,412	12.00	8,479	0.54	1,578,430	(2)

(1)	Average tangible assets for the quarter ended December 31, 2010

(2)	Total risk-weighted assets as of December 31, 2010

At December 31, 2010, Home Savings’ Tier 1 capital was 7.84%, which was below the required minimum. The Bank was in compliance at March 31, 2011 and remained in compliance throughout 2011.

United Community will report consolidated capital requirements effective March 31, 2012.

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

Quantitative Aspects of Market Risk. As part of its interest rate risk analysis, Home Savings uses the net portfolio value (NPV) and net interest income methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest earning and other assets and outgoing cash flows on interest bearing and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in the NPV and net interest income that would result from various levels of theoretical basis point changes in market interest rates.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2011, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Year Ended December 31, 2011
	NPV as % of portfolio value of assets				Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	8.98%	6.00%	-0.37%	25.00%	$2,321	-20.00%	3.88%
300	9.65	6.00	0.30	25.00	2,702	-15.00	4.51
200	10.16	7.00	0.81	25.00	2,322	-10.00	3.88
100	10.28	7.00	0.93	25.00	1,333	-5.00	2.23
Static	9.35	7.00	—	—	—	-	—

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Year Ended December 31, 2010
	NPV as % of portfolio value of assets				Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	6.65%	n/a	-2.75%	25.00%	$(834)	n/a	-1.25%
300	7.37%	6.00%	-2.03	25.00	(120)	-15.00%	-0.18
200	8.33	7.00	-1.08	25.00	123	-10.00	0.19
100	9.08	7.00	-0.33	25.00	215	-5.00	0.32
Static	9.41	7.00	—	—	—	—	—

Due to a low interest rate environment, it was not meaningful to calculate results for a drop in interest rates.

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

Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	September 30,
	December 31,
	2011	2010
	(Dollars in thousands)
Assets
Cash and deposits with banks	$26,573	$18,627
Federal funds sold	27,563	18,480

Total cash and cash equivalents	54,136	37,107

Securities:
Available for sale, at fair value	459,598	362,042
Loans held for sale	12,727	10,870
Loans, net of allowance for loan losses of $42,271 and $50,883	1,379,276	1,649,486
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	19,175	22,076
Accrued interest receivable	6,741	7,720
Real estate owned and other repossessed assets	33,486	40,336
Core deposit intangible	346	485
Cash surrender value of life insurance	28,354	27,303
Other assets	10,384	13,409

Total assets	$2,030,687	$2,197,298

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$148,049	$138,571
Interest bearing	1,440,448	1,551,210

Total deposits	1,588,497	1,689,781
Borrowed funds:
Federal Home Loan Bank advances	128,155	202,818
Repurchase agreements and other	90,618	97,797

Total borrowed funds	218,773	300,615
Advance payments by borrowers for taxes and insurance	23,282	20,668
Accrued interest payable	610	809
Accrued expenses and other liabilities	10,780	9,370

Total liabilities	1,841,942	2,021,243

Commitments and contingent liabilities (Note 6 and Note 14)	—	—
Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock—no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 32,597,762 and 30,937,704 shares, respectively outstanding	128,031	142,318
Retained earnings	110,681	111,049
Accumulated other comprehensive income (loss)	5,032	(4,778)
Treasury stock, at cost, 5,206,695 and 6,866,753 shares, respectively	(54,999)	(72,534)

Total shareholders’ equity	188,745	176,055

Total liabilities and shareholders’ equity	$2,030,687	$2,197,298

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
Interest income
Loans	$82,290	$97,413	$118,122
Loans held for sale	542	415	1,006
Securities:
Available for sale	12,366	11,727	11,455
Federal Home Loan Bank stock dividends	1,125	1,158	1,223
Other interest earning assets	64	35	57

Total interest income	96,387	110,748	131,863

Interest expense
Deposits	24,341	32,062	45,985
Federal Home Loan Bank advances	3,162	3,588	5,797
Repurchase agreements and other	3,709	3,737	4,167

Total interest expense	31,212	39,387	55,949

Net interest income	65,175	71,361	75,914
Provision for loan losses	24,658	62,427	49,074

Net interest income after provision for loan losses	40,517	8,934	26,840

Non-interest income
Non-deposit investment income	1,398	1,619	1,424
Service fees and other charges	4,416	6,369	8,531
Net gains (losses):
Securities available for sale	8,633	8,803	1,863
Other-than-temporary loss on equity securities
Total impairment loss	(89)	(58)	(778)
Loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	(89)	(58)	(778)
Mortgage banking income	5,675	4,365	6,164
Real estate owned and other repossessed assets	(6,165)	(6,123)	(7,918)
Gain on sale of a retail branch(s)	4,154	1,387	—
Other income	5,203	5,531	4,632

Total non-interest income	23,225	21,893	13,918

Non-interest expense
Salaries and employee benefits	31,160	32,699	30,493
Occupancy	3,409	3,583	3,669
Equipment and data processing	6,590	6,627	6,525
Franchise tax	1,495	2,011	2,083
Advertising	820	860	1,136
Amortization of core deposit intangible	139	176	223
Deposit insurance premiums	4,855	5,686	7,304
Professional fees	3,677	4,106	3,520
Real estate owned and other repossessed asset expenses	2,891	4,971	2,713
Other expenses	8,476	7,612	5,974

Total non-interest expense	63,512	68,331	63,640

Income (loss) before income taxes and discontinued operations	230	(37,504)	(22,882)
Income tax benefit	—	(231)	(1,160)

Net income (loss) before discontinued operations	230	(37,273)	(21,722)
Discontinued operations
Net income of Butler Wick Corp.	—	—	4,949

Net income (loss)	$230	$(37,273)	$(16,773)

(Continued)

(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009

Net income (loss)	$230	$(37,273)	$(16,773)
Other comprehensive income
Unrealized gain/(loss) on securities, net of tax	9,120	(9,558)	588
Unrealized gain/(loss) on postretirement plan, net of tax	690	670	(113)

Comprehensive income (loss)	$10,040	$(46,161)	$(16,298)

Earnings (loss) per share
Basic-continuing operations	$0.01	$(1.22)	$(0.73)
Basic-discontinued operations	—	—	0.17

Basic	0.01	(1.22)	(0.56)
Diluted-continuing operations	0.01	(1.22)	(0.73)
Diluted-discontinued operations	—	—	0.17

Diluted	0.01	(1.22)	(0.56)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total
	(Shares outstanding and dollars in thousands, except per share data)
Balance December 31, 2008	30,898	$146,439	$165,447	$3,635	$(7,643)	$(72,955)	$234,923
Comprehensive income:
Net loss	—	—	(16,773)	—	—	—	(16,773)
Other comprehensive income	—	—	—	475	—	—	475
Shares allocated to ESOP participants	—	(786)	—	—	1,822	—	1,036
Stock based compensation	—	122	—	—	—	—	122

Balance December 31, 2009	30,898	145,775	148,674	4,110	(5,821)	(72,955)	219,783
Comprehensive income:
Net loss	—	—	(37,273)	—	—	—	(37,273)
Other comprehensive loss	—	—	—	(8,888)	—	—	(8,888)
Shares allocated to ESOP participants	—	(3,739)	—	—	5,821	—	2,082
Stock based compensation	40	282	(352)	—	—	421	351

Balance December 31, 2010	30,938	142,318	111,049	(4,778)	—	(72,534)	176,055
Comprehensive income:
Net income	—	—	230	—	—	—	230
Other comprehensive income	—	—	—	9,810	—	—	9,810
Stock based compensation	63	526	(598)	—	—	663	591
Issuance of common stock	1,597	(14,813)				16,872	2,059

Balance December 31, 2011	32,598	$128,031	$110,681	$5,032	$—	$(54,999)	$188,745

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$230	$(37,273)	$(16,773)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	24,658	62,427	49,074
Mortgage banking income	(5,675)	(4,365)	(6,164)
Net losses on real estate owned and other repossessed assets sold	6,165	6,123	7,918
Net gain on retail branch sold	(4,154)	(1,387)	—
Net gains on available for sale securities sold	(8,633)	(8,803)	(1,863)
Net gains on other assets sold	(16)	(301)	(17)
Other than temporary impairment of securities available for sale	89	58	778
Amortization of premiums and accretion of discounts	(379)	1,012	2,710
Depreciation and amortization	1,743	1,953	2,148
Decrease in interest receivable	979	1,370	992
Decrease in interest payable	(199)	(612)	(1,656)
Decrease in net deferred tax assets	—	3,650	3,795
Decrease (increase) in prepaid and other assets	8,506	2,654	(6,822)
Increase in other liabilities	2,004	209	142
Stock based compensation	591	351	122
Net principal disbursed on loans originated for sale	(186,020)	(266,339)	(344,121)
Proceeds from sale of loans originated for sale	192,189	268,546	357,906
ESOP compensation	—	2,082	1,036
Net change in interest rate caps	657	116	—
Operating cash flows from discontinued operations	—	—	(4,949)

Net cash from operating activities	32,735	31,471	44,256

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	62,422	87,532	56,199
Proceeds from sale of:
Securities available for sale	428,396	396,291	75,493
Real estate owned and other repossessed assets	19,864	18,438	13,570
Premises and equipment	16	35	38
Interest rate caps	—	2,301	—
Proceeds from to sales of loans held for investment	97,439	—	69,621
Purchases of:
Securities available for sale	(573,685)	(568,328)	(196,295)
Interest rate caps	(2,590)	(2,126)	—
Net decrease in loans	108,711	126,347	197,152
Loans purchased	(4,285)	(6,712)	(4,365)
Purchases of premises and equipment	(558)	(882)	(974)
Sale of retail branches	(83,003)	(22,158)	—
Investing cash flows from discontinued operations	—	—	8,123

Net cash from investing activities	52,727	30,738	218,562

Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	78,052	56,266	68,837
Net decrease in certificates of deposit	(69,316)	(109,778)	(185,267)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	2,614	877	(15)
Proceeds from Federal Home Loan Bank advances	541,000	961,200	737,800
Repayment of Federal Home Loan Bank advances	(615,663)	(979,705)	(854,080)
Net change in repurchase agreements and other borrowings	(7,179)	964	(28,436)
Issuance of common stock, net	2,059	—	—

Net cash from financing activities	(68,433)	(70,176)	(261,161)

Change in cash and cash equivalents	17,029	(7,967)	1,657
Cash and cash equivalents, beginning of year	37,107	45,074	43,417

Cash and cash equivalents, end of year	$54,136	$37,107	$45,074

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of United Community Financial Corp. (United Community) and its subsidiary, The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) conform to U.S. Generally Accepted Accounting Principles (GAAP) and prevailing practices within the banking and thrift industries. A summary of the more significant accounting policies follows.

Nature of Operations

The business of Home Savings is providing consumer and business banking service to its market area in Ohio and western Pennsylvania. At the end of 2011, Home Savings was doing business through 34 full-service banking branches and eight loan production offices. Loans and deposits are primarily generated from the areas where banking branches are located. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the market area. Home Savings derives its income predominantly from interest on loans, securities, and to a lesser extent, non-interest income. Home Savings’ principal expenses are interest paid on deposits and Federal Home Loan Bank advances, loan loss provisions and normal operating costs. Consistent with internal reporting, Home Savings’ operations are reported in one operating segment, which is banking services.

On March 31, 2009, the Company completed the sale of subsidiary Butler Wick Trust for $12.1 million. Its parent company, Butler Wick Corp., was dissolved in October 2009. As a result, Butler Wick has been reported as a discontinued operation in 2009.

Basis of Presentation

The consolidated financial statements include the accounts of United Community and its subsidiaries. All material inter-company transactions have been eliminated. Certain prior period data has been reclassified to conform to current period presentation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses, fair value of financial instruments, fair value of servicing rights, fair value of other real estate owned and other repossessed assets, realizability of deferred tax assets and status of contingencies are particularly subject to change.

Cash Flows

For purposes of the statement of cash flows, United Community considers all highly liquid investments with a term of three months or less to be cash equivalents. Net cash flows are reported for loan and deposit transactions, short-term borrowings and advance payments by borrowers for taxes and insurance.

Securities

Securities are classified as available for sale or trading upon their acquisition. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at estimated fair value with the unrealized holding gain or loss reported in other comprehensive income, net of tax. Restricted securities such as FHLB stock are carried at cost. Interest income includes amortization of purchase premium or discount on debt securities. Premiums or discounts are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and are determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (OTTI) at least quarterly, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of OTTI is recognized through earnings.

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage loans originated for sale and other loans that have been identified for sale. These loans are carried at the lower of cost or fair value, determined in the aggregate. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are sold with either servicing rights retained or servicing released. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the outstanding principal balance, net of purchase premiums or discounts, deferred loan fees and costs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

When loans reach 90 days past due, they are placed on nonaccrual status and any interest accrued but not received is reversed against interest income, unless the loan is both well secured and in the process of collection. A loan will also be placed on nonaccrual before it reaches 90 days past due if the Company determines that the borrower’s financial condition has deteriorated to the point that the Company no longer expects full repayment of the contractual principal and interest. Once a loan is nonaccrual, it will remain nonaccrual until the loan becomes current and the borrower demonstrates the ability to pay the loan per the contractual terms for a minimum of six months.

Home Savings determines the past due status of loans based on the number of calendar months the loan is past due. Impaired loans consist of loans that are non-homogenous and in a nonaccrual status; loans considered troubled debt restructurings and loans that have been individually analyzed for impairment.

Real estate loans. Mortgage loans are revalued at the time they reach 180 days past due and any portion of the principal that exceeds the current value is charged off. Mortgage loans are considered to be homogenous until the loan is individually valued and charged-down to the current value, at which time the loan becomes non-homogenous and is considered impaired. A commercial real estate loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At this time the loan is charged down to the current value.

Construction loans. A construction loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At this time the loan is charged down to the current value.

Consumer loans. Consumer loans that are secured by residential real estate are revalued once they reach 180 days past due and charged down to the current value if necessary. Consumer loans that are not secured by residential real estate are revalued once they reach 120 days past due and are charged down to the current value if necessary. Consumer loans are considered to be homogenous until the loan is individually valued and charged-down to the current value, at which time the loan becomes non-homogenous and is considered impaired.

Commercial loan. Commercial loans are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The repayment of commercial loans typically is dependent on the income stream and successful operation of a business. If there is no underlying collateral to value, the Company will calculate the present value of expected future cash flows to determine the amount of impairment, if any. Once a commercial loan has been individually analyzed it is considered impaired.

Concentration of Credit Risk

Most of the Company’s business activity is with customers located within Home Savings’ market area. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in Northeast Ohio and Western Pennsylvania.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. TDRs are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Consumer loans represent Home Savings’ next largest portfolio and primarily consist of home equity loans. Similar to permanent real estate loans, repayment of consumer loans depends on the general economic conditions and unemployment levels in Home Savings’ market area.

Multifamily and nonresidential real estate loans generally have a higher degree of risk than loans secured by one-to four-family residences. These riskier loans can be affected by economic conditions, operating expenses, debt service and successful operation of income-producing properties. Home Savings tries to reduce this risk by evaluating the credit history of the borrower, location of the real estate, the financial condition of the borrower, obtaining personal guarantees by the borrower, the characteristics of the income stream generated by the property and the appraisal supporting the property. To reduce any risk on loans secured by one-to four-family residences, Home Savings underwrites all portfolio loans to Freddie Mac underwriting guidelines.

Construction loans involve a higher degree of underwriting and default risk than loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. Loan funds are advanced based upon the security of the project under construction.

The majority of Home Savings’ consumer loans consist of closed-end home equity loans in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Other consumer loans, such as automobiles and recreational vehicles, have a higher degree of risk than home equity loans as the collateral depreciates at a faster rate.

Commercial loans generally entail greater risk than real estate lending. The repayment of commercial loans typically is dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

Home Savings has established a methodology to calculate the allowance for loan losses at a level it believes adequate to absorb probable incurred losses in the loan portfolio. An analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, changes in the loan portfolio, current economic conditions and results of regulatory examinations is completed on a regular basis to determine the adequacy of the allowance.

Impaired loans are individually evaluated on a monthly basis based on the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Home Savings. Once a review is completed, a specific reserve is determined and allocated to the loan. These specific reserves on individual loans are reviewed periodically and adjusted as necessary based on subsequent collection, loan upgrades or downgrades, nonperforming trends or actual principal charge-offs.

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recovery. The Company evaluates one year of net charge off history and applies the information to the current period. This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans. In determining the qualitative factors, consideration is given to such attributes as economic conditions, changes in the nature and volume of the portfolio, lending personnel, lending policies, past-due loan trends and trends in collateral values.

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

Goodwill and Core Deposit Intangible

Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Home Savings has no goodwill recorded as of December 31, 2011 or December 31, 2010.

Core deposit intangible assets arose from whole bank acquisitions. They were initially measured at fair value and are being amortized on an accelerated method over their estimated useful lives.

Mortgage Banking Derivatives

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in mortgage banking income on the consolidated statements of operations.

Long-term Assets

Premises and equipment and other long–term assets are reviewed for impairment when events indicate their carrying amounts may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

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

Stock Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees and nonemployee directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common shares at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Employee Stock Ownership Plan

On June 29, 2010, all shares were allocated to Employee Stock Ownership Plan (ESOP) participants upon the full repayment of the ESOP loan. Prior to June 29, 2010, the cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares, before June 30, 2010, when all remaining shares were allocated, reduced debt and accrued interest.

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

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. Pursuant to the Bank Order and Holding Company Order discussed in Notes 3 and 16, Home Savings must obtain regulatory approval prior to paying dividends to United Community and United Community must obtain regulatory approval prior to paying dividends to its shareholders.

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

New Accounting Standards

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a TDR. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified TDRs, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. Early adoption is permitted. The adoption of this guidance did not have a material effect on the Company’s operating results or financial condition.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented either in a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment will have no impact on the consolidated financial statements as the current presentation of comprehensive income is in compliance with this amendment.

Operating Segments

Internal financial information is primarily reported and aggregated in one line of business, which is banking services. As a result of the sale of Butler Wick Trust Company, Butler Wick Corp. has been reported as a discontinued operation in 2009.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated statements of operations or shareholders’ equity.

2. CASH AND CASH EQUIVALENTS

Federal Reserve Board regulations require depository institutions to maintain certain non-interest bearing reserve balances. These reserves, which consisted of vault cash at Home Savings, totaled approximately $11.6 million and $10.7 million at December 31, 2011 and 2010, respectively.

3. REGULATORY ENFORCEMENT ACTION

Before July 21, 2011, the Office of Thrift Supervision (OTS) was the federal regulator of savings associations and their holding companies.

The Dodd-Frank Act required the transfer of OTS functions to the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC) and the Federal Reserve Bank (FRB), as of July 21, 2011. More specifically, as of July 21, 2011, United Community ceased to be regulated by the OTS and is now regulated by the FRB.

On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order with the OTS, predecessor to United Community’s current primary federal regulator, the FRB. Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance the Bank Order with the FDIC, the Ohio Division of Financial Institutions, Home Savings, State regulator. Although United Community and Home Savings have agreed to the issuance of the Holding Company Order and the Bank Order, respectively, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC or the Ohio Division.

The Holding Company Order requires United Community to obtain FRB approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The Holding Company Order also required United Community to develop a debt reduction plan and submit the plan to the OTS for approval.

The Bank Order requires Home Savings, within specified timeframes, to take or refrain from certain actions, including: (i) retaining a bank consultant to assess Home Savings’ management needs and submitting a management plan that identifies officer positions needed, identifies and establishes board and internal operating committees, evaluates Home Savings’ senior officers, and provides for the hiring of any additional personnel; (ii) seeking regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extending additional credit to classified borrowers; (iv) establishing a compliant Allowance for Loan and Lease Loss methodology; (v) enhancing its risk management policies and procedures; (vi) adopting and implementing plans to reduce its classified assets and delinquent loans, and to reduce loan concentrations in nonowner-occupied commercial real estate and construction, land development, and land loans; (vii) establishing board of directors committees to evaluate and approve certain loans and oversee Home Savings’ compliance with the Bank Order; (viii) revising its loan policy and enhancing its underwriting and credit administration functions; (ix) developing a strategic plan and budget and profit plan; (x) correcting all violations of laws, rules, and regulations and implementing procedures to ensure future compliance; (xi) increasing its Tier 1 leverage ratio to 8.0% and its total risk-based capital ratio to 12.0% by December 31, 2008; and (xii) seeking regulatory approval prior to declaring or paying any cash dividend. See Note 17 for details on current capital levels of Home Savings.

The regulators, at their discretion, have the ability to place additional requirements on both the Bank and the Holding Company. Both the Holding Company Order and the Bank Order remain in effect. Since the issuance of the Bank Order, there has been no change in the requirements of that Order. The Holding Company Order, however, was amended November 5, 2010. This amendment removed a requirement in the original Holding Company Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. The capital plan is consistent with and incorporated into the strategic planning process that Home Savings has already been undertaking under the terms of the Bank Order. The capital plan was submitted to the OTS in December 2011. In keeping with the capital plan, the Company may seek to raise additional capital, and, following any such capital raise, may potentially reduce the level of adversely classified assets through the sale of such assets. The type, timing, amount and terms of possible securities that would be issued in such an offering have yet to be finalized.

4. DISCONTINUED OPERATIONS

On August 12, 1999, United Community acquired Butler Wick Corp. (Butler Wick), the parent company for two wholly owned subsidiaries: Butler Wick & Co., Inc. and Butler Wick Trust Company. On December 31, 2008, the Company completed the sale of Butler Wick & Co., Inc., to Stifel Financial Corp. for $12.0 million. On March 31, 2009, the Company completed the sale of Butler Wick Trust to Farmers National Banc Corp. for $12.1 million. In October 2009, the Company dissolved Butler Wick. As a result, Butler Wick has been reported as a discontinued operation in 2009.

Butler Wick’s results of operations for the year ended December 31, 2009 is as follows:

September 30,
December 31, 2009
(In thousands)
Income
Interest income	$32
Brokerage commissions	—
Service fees and other charges	1,287
Underwriting and investment banking	—
Gain on the sale of Butler Wick subsidiaries	7,904
Other income	—

Total income	9,223
Expenses
Interest expense on borrowings	—
Salaries and employee benefits	1,198
Occupancy expenses	68
Equipment and data processing	84
Other expenses	258

Total expenses	1,608

Income before tax	7,615
Income tax	2,666

Net income	$4,949

5. SECURITIES

The components of securities are as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$50,003	$797	$—	$50,800
Equity securities	114	149	—	263
Mortgage-backed GSE securities: residential	403,943	4,592	—	408,535

Total	$454,060	$5,538	$—	$459,598

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$65,099	$—	$(2,164)	$62,935
Equity securities	235	159	—	394
Mortgage-backed GSE securities: residential	300,290	1,688	(3,265)	298,713

Total	$365,624	$1,847	$(5,429)	$362,042

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	September 30,	September 30,
	December 31, 2011
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	50,003	50,800
Mortgage-backed GSE securities: residential	403,943	408,535

Total	$453,946	$459,335

Since equity securities do not have a contractual maturity, they are excluded from the table above.

Proceeds, gross realized gains, losses and impairment charges of available for sale securities were as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(Dollars in thousands)
Proceeds	$428,396	$396,291	$75,493
Gross gains	8,662	8,970	1,863
Gross losses	(29)	(167)	—
Impairment charges	(89)	(58)	(778)

The tax benefit (provision) related to net realized gains and losses was $0, $0, and $(380,000), respectively.

Securities pledged for the Company’s investment in VISA stock were approximately $5.7 million at December 31, 2011 and 2010. Securities pledged for participation in the Ohio Linked Deposit Program were approximately $418,000 and $864,000 at December 31, 2011 and 2010, respectively. See further discussion regarding pledged securities in Note 13.

United Community had no securities available for sale in an unrealized loss position at December 31, 2011.

Securities available for sale in an unrealized loss position are as follows at December 31, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$62,935	$(2,164)	$—	$—	$62,935	$(2,164)
Mortgage-backed GSE securities: residential	203,569	(3,265)	—	—	203,569	(3,265)

Total temporarily impaired securities	$266,504	$(5,429)	$—	$—	$266,504	$(5,429)

All of the U.S. Treasury and government sponsored entities and mortgage-backed securities that were temporarily impaired at December 31, 2010, were impaired due to the level of interest rates at that time.

The Company evaluates its equity securities for impairment on a quarterly basis. In general, if a security has been in an unrealized loss position for more than twelve months, the Company will recognize an OTTI charge on the security. If the security has been in an unrealized loss position for less than twelve months, the Company examines the capital levels, nonperforming asset ratios and liquidity position of the issuer to determine whether or not an OTTI charge is appropriate.

The Company recognized an $89,000 OTTI charge on an equity investment in four financial institutions in 2011. The Company recognized a $58,000 OTTI charge in 2010 and a $787,000 OTTI charge in 2009. Based upon reviews of the financial institutions’ capital structure, nonperforming assets ratios and liquidity levels, the chance for recovery in the foreseeable future appeared remote.

6. LOANS

Portfolio loans consist of the following:

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
	(Dollars in thousands)

Real Estate:

One-to four-family residential	$667,375	$757,426
Multi-family residential	120,991	135,771
Nonresidential	276,198	331,390
Land	23,222	25,138
Construction:
One-to four-family residential and land development	59,339	108,583
Multi-family and nonresidential	4,528	15,077

Total real estate	1,151,653	1,373,385
Consumer
Home equity	191,827	220,582
Auto	8,933	11,525
Marine	5,900	7,285
Recreational vehicles	28,530	35,671
Other	3,207	4,390

Total consumer	238,397	279,453
Commercial
Secured	25,120	28,876
Unsecured	5,026	17,428

Total commercial	30,146	46,304

Total loans	1,420,196	1,699,142

Less:
Allowance for loan losses	42,271	50,883
Deferred loan costs, net	(1,351)	(1,227)

Total	40,920	49,656

Loans, net	$1,379,276	$1,649,486

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

	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to make loans	$45,603	$3,446	$53,677	$7,137
Undisbursed loans in process	875	22,463	1,676	24,792
Unused lines of credit	43,735	68,688	52,232	61,444

Terms of the commitments in both years extend up to six months, but are generally less than two months. The fixed rate loan commitments have interest rates ranging from 2.50% to 18% and maturities ranging from three months to thirty years. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated in hedge relationships. At year-end 2011, the Company had approximately $39.5 million of interest rate lock commitments and $6.9 million of forward commitments for the future delivery of residential mortgage loans. At year-end 2010, the Company had approximately $38.0 million of interest rate lock commitments and $19.8 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was not material at year end 2011 or 2010.

At both December 31, 2011 and 2010, there were $1.1 million, of outstanding standby letters of credit. These are issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of an underlying contract with the third party.

At December 31, 2011 and 2010, there was $43.1 million and $41.6 million in outstanding commitments to fund the OverdraftPrivledge™ Program at Home Savings. With OverdraftPrivledge™, Home Savings pays non-sufficient funds (NSF) checks and fees on checking accounts up to a preapproved limit.

Changes in the allowance for loan losses are as follows:

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$50,883	$42,287	$35,962
Provision for loan losses	24,658	62,427	49,074
Amounts charged off	(35,739)	(55,079)	(43,692)
Recoveries	2,469	1,248	943

Balance, end of year	$42,271	$50,883	$42,287

The following tables present activity and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the years ended December 31, 2011 and December 31, 2010.

Allowance For Loan Losses
(Dollars in thousands)
	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
2011
Beginning balance	$28,066	$8,533	$5,260	$9,024	$—	$50,883
Provision	17,073	8,126	2,171	(2,712)	—	24,658
Chargeoffs	(14,734)	(12,504)	(3,446)	(5,055)	—	(35,739)
Recoveries	918	338	591	622	—	2,469

Net chargeoffs	(13,816)	(12,166)	(2,855)	(4,433)	—	(33,270)

Ending balance	$31,323	$4,493	$4,576	$1,879	$—	$42,271

Period-end amount allocated to:
Loans individually evaluated for impairment	$8,275	$3,102	$236	$210	$—	$11,823
Loans collectively evaluated for impairment	23,048	1,391	4,340	1,669	—	30,448

Ending balance	$31,323	$4,493	$4,576	$1,879	$—	$42,271

Period-end balances:
Loans individually evaluated for impairment	$115,290	$30,587	$3,734	$3,956	$—	$153,567
Loans collectively evaluated for impairment	972,496	33,280	234,663	26,190	—	1,266,629

Ending balance	$1,087,786	$63,867	$238,397	$30,146	$—	$1,420,196

Allowance For Loan Losses
(Dollars in thousands)
	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
2010
Beginning balance	$15,288	$19,020	$4,959	$3,020	$—	$42,287
Provision	40,595	10,028	4,079	7,725	—	62,427
Chargeoffs	(28,153)	(20,648)	(4,316)	(1,962)	—	(55,079)
Recoveries	336	133	538	241	—	1,248

Net chargeoffs	(27,817)	(20,515)	(3,778)	(1,721)	—	(53,831)

Ending balance	$28,066	$8,533	$5,260	$9,024	$—	$50,883

Period-end amount allocated to:
Loans individually evaluated for impairment	$7,509	$3,360	$—	$2,575	$—	$13,444
Loans collectively evaluated for impairment	20,557	5,173	5,260	6,449	—	37,439

Ending balance	$28,066	$8,533	$5,260	$9,024	$—	$50,883

Period-end balances:
Loans individually evaluated for impairment	$101,410	$47,054	$1,547	$6,444	$—	$156,455
Loans collectively evaluated for impairment	1,148,315	76,606	277,906	39,860	—	1,542,687

Ending balance	$1,249,725	$123,660	$279,453	$46,304	$—	$1,699,142

	September 30,	September 30,	September 30,
	As of or for the year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Impaired loans on which no specific valuation allowance was provided	$87,591	$71,853	$82,443
Impaired loans on which specific valuation allowance was provided	65,976	84,602	36,362

Total impaired loans at year-end	$153,567	$156,455	$118,805

Specific valuation allowances on impaired loans at year-end	11,823	13,444	4,064
Average impaired loans during year	161,799	144,977	103,026
Interest income recognized on impaired loans during the year	2,355	1,778	2,056
Interest income received on impaired loans during the year	5,611	4,570	2,056

The following table presents loans individually evaluated for impairment by class of loans as of and for the twelve months ended December 31, 2011:

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no specific allowance recorded
Permanent real estate
One-to four-family residential	$32,372	$28,566	$—	$26,016	$557	$868
Multifamily residential	5,112	4,205	—	3,798	—	218
Nonresidential	29,120	28,327	—	26,911	391	1,006
Land	9,213	7,290	—	6,739	38	198

Total	75,817	68,388	—	63,464	986	2,290

Construction loans
One-to four-family residential	19,081	12,532	—	15,300	284	441
Multifamily and nonresidential	707	—	—	96	—	—

Total	19,788	12,532	—	15,396	284	441

Consumer loans
Home Equity	4,908	3,139	—	1,620	61	124
Auto	80	59	—	68	1	5
Marine	—	—	—	—	—	—
Recreational vehicle	26	11	—	38	—	2
Other	7	7	—	7	—	—

Total	5,021	3,216	—	1,733	62	131

Commercial loans
Secured	3,875	3,084	—	1,627	35	531
Unsecured	22,716	371	—	370	7	128

Total	26,591	3,455	—	1,997	42	659

Total	$127,217	$87,591	$—	$82,590	$1,374	$3,521

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Impaired Loans (Continued)
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With a specific allowance recorded
Permanent real estate
One-to four-family residential	$2,487	$1,721	$152	$2,993	$—	$35
Multifamily residential	4,077	2,387	187	3,594	10	61
Nonresidential	42,201	38,176	6,127	37,986	919	1,569
Land	5,074	4,618	1,809	3,049	—	175

Total	53,839	46,902	8,275	47,622	929	1,840

Construction loans
One-to four-family residential	35,759	18,055	3,102	24,089	47	221
Multifamily and nonresidential	—	—	—	—	—	—

Total	35,759	18,055	3,102	24,089	47	221

Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	482	482	218	121	—	19
Recreational vehicle	88	36	18	9	—	—
Other	—	—	—	—	—	—

Total	570	518	236	130	—	19

Commercial loans
Secured	776	427	136	6,124	5	10
Unsecured	105	74	74	1,244	—	—

Total	881	501	210	7,368	5	10

Total	91,049	65,976	11,823	79,209	981	2,090

Total	$218,266	$153,567	$11,823	$161,799	$2,355	$5,611

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	September 30,	September 30,	September 30,
Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no specific allowance recorded
Permanent real estate	$60,516	$44,666	$—
Construction loans	31,715	23,465	—
Consumer loans	3,407	1,547	—
Commercial loans	16,148	2,175	—

Total	111,786	71,853	—

With a specific allowance recorded
Permanent real estate	65,869	56,744	7,509
Construction loans	35,777	23,589	3,360
Consumer loans	—	—	—
Commercial loans	5,419	4,269	2,575

Total	107,065	84,602	13,444

Total	$218,851	$156,455	$13,444

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any charge-offs or partial charge-offs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are not material.

The following tables present the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of December 31, 2011:

	September 30,	September 30,
Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
(Dollars in thousands)
	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$26,637	$—
Multifamily residential	5,860	—
Nonresidential	42,902	—
Land	11,142	—

Total	86,541	—

Construction Loans
One-to four-family residential	27,104	—
Multifamily and nonresidential	—	—

Total	27,104	—

Consumer Loans
Home Equity	4,198	39
Auto	170	—
Marine	479	—
Recreational vehicle	1,725	—
Other	9	—

Total	6,581	39

Commercial Loans
Secured	2,483	—
Unsecured	347	—

Total	2,830	—

Total	$123,056	$39

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2010:

	September 30,	September 30,
Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
(Dollars in thousands)
	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$27,417	$—
Multifamily residential	10,983	—
Nonresidential	39,838	—
Land	5,188	—

Total	83,426	—

Construction Loans
One-to four-family residential	40,077	3,944
Multifamily and nonresidential	382	2,032

Total	40,459	5,976

Consumer Loans
Home Equity	3,179	210
Auto	89	—
Marine	—	—
Recreational vehicle	93	144
Other	10	—

Total	3,371	354

Commercial Loans
Secured	1,822	—
Unsecured	4,123	—

Total	5,945	—

Total	$133,201	$6,330

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2011:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Past Due Loans
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$2,878	$1,928	$20,124	$24,930	$642,445	$667,375
Multifamily residential	1,405	—	4,564	5,969	115,022	120,991
Nonresidential	6,820	971	41,151	48,942	227,256	276,198
Land	167	530	9,705	10,402	12,820	23,222

Total	11,270	3,429	75,544	90,243	997,543	1,087,786

Construction Loans
One-to four-family residential	979	1,718	24,608	27,305	32,034	59,339
Multifamily and nonresidential	—	—	—	—	4,528	4,528

Total	979	1,718	24,608	27,305	36,562	63,867

Consumer Loans
Home Equity	1,485	601	2,749	4,835	186,992	191,827
Auto	73	13	87	173	8,760	8,933
Marine	184	—	479	663	5,237	5,900
Recreational vehicle	867	754	1,044	2,665	25,865	28,530
Other	57	1	7	65	3,142	3,207

Total	2,666	1,369	4,366	8,401	229,996	238,397

Commercial Loans
Secured	554	—	96	650	24,470	25,120
Unsecured	69	—	237	306	4,720	5,026

Total	623	—	333	956	29,190	30,146

Total	$15,538	$6,516	$104,851	$126,905	$1,293,291	$1,420,196

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
Past Due Loans
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$6,620	$2,351	$24,914	$33,885	$723,541	$757,426
Multifamily residential	326	—	9,898	10,224	125,547	135,771
Nonresidential	1,888	13,146	30,382	45,416	285,974	331,390
Land	12	426	5,188	5,626	19,512	25,138

Total	8,846	15,923	70,382	95,151	1,154,574	1,249,725

Construction Loans
One-to four-family residential	3,688	7,579	42,855	54,122	54,461	108,583
Multifamily and nonresidential	—	—	2,414	2,414	12,663	15,077

Total	3,688	7,579	45,269	56,536	67,124	123,660

Consumer Loans
Home Equity	2,003	880	2,519	5,402	215,180	220,582
Auto	194	56	87	337	11,188	11,525
Marine	61	—	—	61	7,224	7,285
Recreational vehicle	1,693	618	188	2,499	33,172	35,671
Other	25	10	9	44	4,346	4,390

Total	3,976	1,564	2,803	8,343	271,110	279,453

Commercial Loans
Secured	163	—	1,822	1,985	26,891	28,876
Unsecured	43	—	3,554	3,597	13,831	17,428

Total	206	—	5,376	5,582	40,722	46,304

Total	$16,716	$25,066	$123,830	$165,612	$1,533,530	$1,699,142

Troubled Debt Restructurings:

Restructured loans were $50.9 million and $44.6 million at December 31, 2011 and December 31, 2010, respectively. The Company has allocated $2.0 million of specific reserves to customers whose loan terms were modified in TDRs as of December 31, 2011. Home Savings had no commitments to lend additional funds to customers with loans considered to be TDRs as of December 31, 2011. The Company had allocated $1.2 million of specific reserves to customers whose loan terms were modified in TDRs as of December 31, 2010. TDRs are considered impaired and are included in the impaired loan table above.

During the period ended December 31, 2011, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of a loan were for periods ranging from six months to 28 years. Modifications involving an extension of the maturity date were for periods ranging from six months to three years. Approximately $34.3 million in modifications were done to extend the maturity date of the credit. This type of modification was primarily used for multifamily, nonresidential construction and consumer classes. The remaining balance, or approximately $16.6 million, were modified for rate or both rate and extension of the maturity date. This type of modification was used primarily for the one-to-four family residential real estate class.

The following table presents loans by class modified as TDRs that occurred during the twelve months ended December 31, 2011:

	September 30,	September 30,	September 30,
	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	55	$7,344	$7,485
Multifamily residential	2	2,246	2,246
Nonresidential	3	1,271	1,271
Land	4	4,292	3,524

Total	64	15,153	14,526

Construction Loans
One-to four-family residential	19	4,425	3,881
Multifamily and nonresidential	—	—	—

Total	19	4,425	3,881

Consumer Loans
Home Equity	54	1,847	1,841
Auto	1	21	21
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	55	1,868	1,862

Commercial Loans
Secured	3	9,104	9,098
Unsecured	—	—	—

Total	3	9,104	9,098

Total Restructured Loans	141	$30,550	$29,367

The TDRs described above increased the allowance for loan losses by $344,000 and resulted in charge offs of $796,000 during the twelve months ended December 31, 2011.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the period ended December 31, 2011:

	September 30,	September 30,
	Number of loans	Recorded Investment
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	44	$4,893
Multifamily residential	3	3,273
Nonresidential	5	7,278
Land	5	1,773

Total	57	17,217

Construction Loans
One-to four-family residential	7	799
Multifamily and nonresidential	—	—

Total	7	799

Consumer Loans
Home Equity	1	94
Auto	1	4
Marine	—	—
Recreational vehicle	—	—
Other	—	—

Total	2	98

Commercial Loans
Secured	2	2,682
Unsecured	—	—

Total	2	2,682

Total Restructured Loans	68	$20,796

A TDR is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The TDRs that subsequently defaulted described above resulted in chargeoffs of $2.2 million during the period ended December 31, 2011.

The terms of certain other loans were modified during the period ended December 31, 2011 that did not meet the definition of a TDR. These loans have a total recorded investment as of December 31, 2011 of $16.4 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Loss. Loans classified as loss are considered uncollectible and of such little value that continuance as assets is not warranted. Although there may be a chance of recovery on these assets, it is not practical or desirable to defer writing off the asset.

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

As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx	xxxx
	Loans December 31, 2011 (Dollars in thousands)
	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$626,072	$4,094	$37,209	$—	$—	$37,209	$667,375
Multifamily residential	90,820	8,392	21,779	—	—	21,779	120,991
Nonresidential	149,314	18,388	108,496	—	—	108,496	276,198
Land	10,475	1,200	11,547	—	—	11,547	23,222

Total	876,681	32,074	179,031	—	—	179,031	1,087,786

Construction Loans
One-to four-family residential	28,396	2,394	28,520	29	—	28,549	59,339
Multifamily and nonresidential	4,528	—	—	—	—	—	4,528

Total	32,924	2,394	28,520	29	—	28,549	63,867

Consumer Loans
Home Equity	187,153	269	4,405	—	—	4,405	191,827
Auto	8,738	12	183	—	—	183	8,933
Marine	5,418	—	482	—	—	482	5,900
Recreational vehicle	26,728	—	1,802	—	—	1,802	28,530
Other	3,192	—	15	—	—	15	3,207

Total	231,229	281	6,887	—	—	6,887	238,397

Commercial Loans
Secured	20,895	263	3,962	—	—	3,962	25,120
Unsecured	2,861	166	1,999	—	—	1,999	5,026

Total	23,756	429	5,961	—	—	5,961	30,146

Total	$1,164,590	$35,178	$220,399	$29	$—	$220,428	$1,420,196

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Loans December 31, 2010 (Dollars in thousands)
	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$723,814	$2,404	$31,208	$—	$—	$31,208	$757,426
Multifamily residential	106,839	6,900	22,032	—	—	22,032	135,771
Nonresidential	200,816	55,197	75,377	—	—	75,377	331,390
Land	9,677	1,100	14,361	—	—	14,361	25,138

Total	1,041,146	65,601	142,978	—	—	142,978	1,249,725

Construction Loans
One-to four-family residential	47,308	6,122	55,021	132	—	55,153	108,583
Multifamily and nonresidential	1,091	13,604	382	—	—	382	15,077

Total	48,399	19,726	55,403	132	—	55,535	123,660

Consumer Loans
Home Equity	216,994	—	3,588	—	—	3,588	220,582
Auto	11,420	—	105	—	—	105	11,525
Marine	7,285	—	—	—	—	—	7,285
Recreational vehicle	35,430	—	241	—	—	241	35,671
Other	4,375	—	15	—	—	15	4,390

Total	275,504	—	3,949	—	—	3,949	279,453

Commercial Loans
Secured	14,608	1,327	12,134	807	—	12,941	28,876
Unsecured	9,327	2,132	4,304	1,665	—	5,969	17,428

Total	23,935	3,459	16,438	2,472	—	18,910	46,304

Total	$1,388,984	$88,786	$218,768	$2,604	$—	$221,372	$1,699,142

Directors and officers of United Community and Home Savings are customers of Home Savings in the ordinary course of business. The following describes loans to officers and/or directors of United Community and Home Savings:

September 30,
(Dollars in thousands)
Balance as of December 31, 2010	$494
New loans to officers and/or directors	510
Loan payments during 2011	(77)
Reductions due to changes in officers and/or directors	(1)

Balance as of December 31, 2011	$926

7. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at December 31, 2011 and 2010.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$6,400	$6,228	$5,562
Originations	2,204	2,621	3,220
Amortized to expense	(2,229)	(2,449)	(2,554)

Balance, end of year	6,375	6,400	6,228
Less valuation allowance	(1,785)	(285)	(423)

Net balance	$4,590	$6,115	$5,805

Fair value of mortgage servicing rights was $5.6 million, $8.2 million and $8.0 million at December 31, 2011, 2010, and 2009, respectively.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(Dollars in thousands)
Balance, beginning of year	$(285)	$(423)	$(2,233)
Impairment charges	(1,727)	(1,279)	—
Recoveries	227	1,417	1,810

Balance, end of year	$(1,785)	$(285)	$(423)

Key economic assumptions used in measuring the value of mortgage servicing rights at December 31, 2011 and 2010 were as follows:

	September 30,	September 30,
	2011	2010
Weighted average prepayment rate	475 PSA	332 PSA
Weighted average life (in years)	3.70	3.71
Weighted average discount rate	8%	8%

Estimated amortization expense for each of the next five years is as follows:

September 30,
(Dollars in thousands)
2012	$1,465
2013	1,263
2014	1,150
2015	1,029
2016	805

Amounts held in custodial accounts for investors amounted to $16.4 million and $13.2 million at December 31, 2011 and 2010, respectively.

8. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at December 31, 2011and 2010 was as follows:

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
	(Dollars in thousands)

Real estate owned and other repossessed assets	$42,250	$47,668
Valuation allowance	(8,764)	(7,332)

End of period	$33,486	$40,336

Activity in the valuation allowance was as follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(Dollars in thousands)
Beginning of year	$7,332	$7,867	$2,754
Additions charged to expense	4,684	4,572	7,925
Direct write-downs	(3,252)	(5,107)	(2,812)

End of year	$8,764	$7,332	$7,867

Expenses related to foreclosed and repossessed assets include:

	September 30,	September 30,	September 30,
	2011	2010	2009
	(Dollars in thousands)
Net loss (gain) on sales	$1,481	$1,551	$(187)
Provision for unrealized losses	4,684	4,572	8,105
Operating expenses, net of rental income	2,891	4,971	2,713

Total expenses	$9,056	$11,094	$10,631

9. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	(Dollars in thousands)
Land	$6,763	$7,390
Buildings	21,291	23,479
Leasehold improvements	746	743
Furniture and equipment	19,520	19,388

	48,320	51,000
Less: Accumulated depreciation and amortization	29,145	28,924

Total	$19,175	$22,076

Depreciation expense was $1.7 million for 2011, $2.0 million for 2010 and $2.1 million for 2009.

Rent expense was $719,000 for 2011, $710,000 for 2010 and $741,000 for 2009. Rent commitments under noncancelable operating leases for offices were as follows, before considering renewal options that generally are present:

September 30,
(Dollars in thousands)
2012	$635
2013	355
2014	308
2015	279
2016	181
Thereafter	1,732

Total	$3,490

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

United Community had no goodwill recorded at December 31, 2011, 2010 or 2009.

Acquired Intangible Assets

	September 30,	September 30,	September 30,	September 30,
	As of December 31,
	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Core deposit intangibles	$8,952	$8,606	$8,952	$8,467

Total	$8,952	$8,606	$8,952	$8,467

Estimated amortization expense:
For the year ended:
December 31, 2012	$109
December 31, 2013	86
December 31, 2014	68
December 31, 2015	54
December 31, 2016	25

Aggregate amortization expense for the years ended December 31, 2011, 2010 and 2009, was $139,000; $176,000; and $223,000, respectively.

11. DEPOSITS

Deposits consist of the following:

	September 30,	September 30,
	December 31,
	2011	2010
	(Dollars in thousands)

Checking accounts:
Interest bearing	$119,298	$110,092
Non-interest bearing	148,049	138,571
Savings accounts	234,828	218,946
Money market accounts	314,907	311,692
Certificates of deposit	771,415	910,480

Total deposits	$1,588,497	$1,689,781

Interest expense on deposits is summarized as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Interest bearing demand deposits and money market accounts	$2,231	$3,176	$4,297
Savings accounts	501	792	933
Certificates of deposit	21,609	28,094	40,755

Total	$24,341	$32,062	$45,985

A summary of certificates of deposit by maturity follows:

September 30,
December 31, 2011
(Dollars in thousands)
Within 12 months	$536,516
12 months to 24 months	85,865
Over 24 months to 36 months	27,752
Over 36 months to 48 months	23,748
Over 48 months	97,534

Total	$771,415

A summary of certificates of deposit with balances of $100,000 or more by maturity is as follows:

	September 30,	September 30,
	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Three months or less	$60,750	$27,822
Over three months to six months	18,955	18,674
Over six months to twelve months	47,895	42,414
Over twelve months	62,301	104,676

Total	$189,901	$193,586

A summary of certificates of deposit with balances of $250,000 or more by maturity is as follows:

	September 30,	September 30,
	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Three months or less	$3,440	$1,952
Over three months to six months	309	2,600
Over six months to twelve months	1,776	5,265
Over twelve months	7,872	7,365

Total	$13,397	$17,182

All funds on deposit at Home Savings that are in noninterest-bearing transaction accounts are insured in full by the FDIC through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Brokered deposits represent funds that Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Home Savings had no brokered deposits at December 31, 2011 and 2010. Under the terms of the Bank Order, Home Savings cannot obtain additional brokered certificates of deposit or replace existing brokered certificates of deposit without prior consent of the FDIC and Ohio Division.

12. FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of FHLB advances:

	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011		2010
	(Dollars in thousands)
Year of maturity	Amount	Weighted average rate	Amount	Weighted average rate
2011	n/a	n/a	$113,210	0.35%
2012	$51,269	0.26%	6,361	1.85
2013	21,443	2.39	22,804	2.48
2014	104	3.70	104	3.70
2015	5,084	2.62	10,084	2.52
2016	67	3.70	67	3.70
Thereafter	50,188	4.20	50,188	4.20

Total Federal Home Loan Bank advances	$128,155	2.26	$202,818	1.70

Home Savings has available credit, subject to collateral requirements, with the FHLB of approximately $297.1 million, of which $128.2 million is outstanding. At December 31, 2011, Home Savings would have incurred a prepayment penalty of $8.6 million, if it had chosen to prepay all term advances. All advances must be secured by eligible collateral as specified by the FHLB. Accordingly, Home Savings has a blanket pledge of its one-to four-family mortgages as collateral for the advances outstanding at December 31, 2011. The required minimum ratio of collateral to advances is 145% for one-to four-family loans. Additional changes in value can be applied to one-to four-family mortgage collateral based upon characteristics such as loan-to-value ratios and FICO scores.

13. SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

The following is a summary of securities sold under an agreement to repurchase and other borrowings:

	September 30,	September 30,	September 30,	September 30,
	December 31,
	2011		2010
	(Dollars in thousands)
	Amount	Weighted average rate	Amount	Weighted average rate
Securities sold under agreement to repurchase-term	$90,000	4.01%	$97,161	3.79%
Other borrowings	618	4.00%	636	4.00%

Total repurchase agreements and other	$90,618	4.01%	$97,797	3.79%

	September 30,	September 30,	September 30,
	December 31,
	2011	2010	2009
	(Dollars in thousands)

Average daily balance during the year	$94,477	$97,717	$105,357
Average interest rate during the year	3.90%	3.55%	3.96%
Maximum month end balance during the year	$100,446	$98,815	$99,103
Weighted average interest rate at year end	4.01%	3.79%	3.85%

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $115.4 million at December 31, 2011 and $129.4 million at December 31, 2010. Securities sold under agreements to repurchase are typically held by the brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to United Community. Other borrowings consist of a match-funding advance related to a commercial participation loan aggregating $618,000 at December 31, 2011. At December 31, 2010, other borrowings consisted of the aforementioned match-funding advance of $636,000.

The Holding Company Order requires United Community to obtain regulatory approval at the holding company level prior to incurring debt. As of December 31, 2011, United Community had no debt outstanding. United Community does not intend to seek approval to borrow additional funds in the near term.

14. LOSS CONTINGENCIES

United Community and Home Savings are parties to litigation arising in the normal course of business. While it is difficult to determine the ultimate resolution of these matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

15. INCOME TAXES

The income tax benefit consists of the following components:

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current	$—	$(3,881)	$(4,670)
Deferred	(148)	(10,652)	(4,090)
Establish valuation allowance	148	14,302	7,600

Total	$—	$(231)	$(1,160)

Effective tax rates differ from the statutory federal income tax rate of 35% due to the following:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year ended December 31,
	2011		2010		2009
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax (benefit) at statutory rate	$81	35.0%	$(13,126)	35.0%	$(8,009)	35.0%
Increase (decrease) due to:
Tax exempt income	(1)	-0.4	(3)	—	(4)	—
Life insurance	(367)	-159.5	(377)	1.0	(379)	1.7
Other	139	60.5	(1,027)	2.7	(368)	1.6
Valuation allowance	148	64.4	14,302	(38.1)	7,600	(33.2)

Income tax provision (benefit)	$—	0.0%	$(231)	0.6%	$(1,160)	5.1%

Significant components of the deferred tax assets and liabilities are as follows:

	September 30,	September 30,
	December 31,
	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$14,795	$17,809
Postretirement benefits	1,292	1,328
Other real estate owned valuation	3,067	2,566
Unrealized loss on available for sale securities	—	1,254
Tax credits carryforward	224	238
Securities impairment charges	244	266
Interest on nonaccrual loans	2,408	2,030
Net operating loss carryforward	10,879	9,683
Purchase accounting adjustment	25	—
Other	468	118
Less: Valuation allowance	(22,204)	(25,248)

Deferred tax assets	11,198	10,044

Deferred tax liabilities:
Purchase accounting adjustments	—	12
Deferred loan fees	500	443
Federal Home Loan Bank stock dividends	6,715	6,715
Mortgage servicing rights	1,606	2,140
Unrealized gain on securities available for sale	1,938	—
Postretirement benefits accrual	121	121
Prepaid expenses	318	548
Other	—	65

Deferred tax liabilities	11,198	10,044

Net deferred tax asset	$—	$—

Management recorded a valuation allowance against deferred tax assets at December 31, 2010 and December 31, 2011 primarily based on its cumulative pre-tax losses during the past three years. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset. A portion of the change in the valuation allowance is attributable to other comprehensive income for each period.

In 2011, United Community generated a taxable loss of $3.6 million. In 2010, United Community generated a taxable loss of $37.7 million of which $10.2 million was carried back to 2008. United Community received a $3.5 million refund in 2011 related to the carry back claim. The remaining net operating loss from 2010 of $27.5 million and the 2011 Net operating loss of $3.6 million, will be carried forward to use against future taxable income with an expiration date of December 31, 2030 and December 31, 2031, respectively. In addition, United Community is carrying forward $224,000 of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

Retained earnings at December 31, 2011 included approximately $21.1 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of United Community’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2011 was approximately $7.3 million.

As of December 31, 2011 and December 31, 2010, United Community had no unrecognized tax benefits or accrued interest and penalties recorded. United Community does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. United Community will record interest and penalties as a component of income tax expense.

United Community and Home Savings are subject to U.S. federal income tax and United Community is subject to Ohio income tax. Home Savings is subject to tax in Ohio based upon its net worth. United Community and Home Savings also file state income tax returns in Pennsylvania, Indiana and Florida. United Community is no longer subject to examination by taxing authorities for years prior to 2008.

16. SHAREHOLDERS’ EQUITY

Dividends

United Community’s source of funds for dividends to its shareholders is earnings on its investments and dividends from Home Savings. During the year ended December 31, 2011, United Community paid no cash or stock dividends. While Home Savings’ primary regulator is the FDIC, the FRB has regulations that impose certain restrictions on payments of dividends to United Community.

Home Savings must file an application with, and obtain approval from, the FRB if (i) the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus retained net income (as defined) for the preceding two years; (ii) Home Savings would not be at least adequately capitalized following the capital distribution; or (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the FRB or the FDIC, or any condition imposed on Home Savings in an FRB-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the FRB. As of December 31, 2011, Home Savings had no retained earnings that could be distributed. Home Savings paid no dividends to United Community during 2011. Under the Bank Order, Home Savings is not permitted to pay cash dividends to United Community without obtaining prior regulatory approval, and under the Holding Company Order, United Community is not permitted to pay cash dividends to its shareholders without obtaining prior regulatory approval.

Other Comprehensive Income

Other comprehensive income included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on postretirement liability. The change includes reclassification of gains or (losses) and impairment charges on sales of securities of $8.5 million, $8.7 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009.

Other comprehensive income (loss) components and related tax effects are as follows:

	September 30,	September 30,	September 30,
	As of December 31,
	2011	2010	2009
	(Dollars in thousands)
Unrealized holding (loss) gain on securities available for sale	$17,664	$(813)	$1,990
Changes in net gains (losses) on postretirement benefit plans	690	670	(174)
Reclassification adjustment for (gains) losses realized in income	(8,544)	(8,745)	(1,085)

Net unrealized gains (losses)	9,810	(8,888)	731
Tax effect (35%)	—	—	256

Net of tax amount	$9,810	$(8,888)	$475

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	September 30,	September 30,	September 30,
	Balance at December 31, 2010	Current Period Change	Balance at December 31, 2011
	(Dollars in thousands)
Unrealized gains (losses) on securities available for sale	$(5,673)	$9,120	$3,447
Unrealized gains (losses) on postretirement benefits	895	690	1,585

Total	$(4,778)	$9,810	$5,032

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

	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2011
	Actual		Minimum Capital Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$196,710	14.57%	$162,005	12.00%
Tier 1 capital to risk-weighted assets	179,521	13.30%	*	*
Tier 1 capital to average total assets	179,521	8.61%	166,856	8.00%

	As of December 31, 2011
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$108,003	8.00%	$135,004	10.00%
Tier 1 capital to risk-weighted assets	*	*	81,002	6.00%
Tier 1 capital to average total assets	83,428	4.00%	104,285	5.00%

*	Ratio is not required under regulations

	September 30,	September 30,	September 30,	September 30,
	As of December 31, 2010
	Actual		Minimum Capital Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$197,891	12.54%	$189,412	12.00%
Tier 1 capital to risk-weighted assets	177,776	11.26%	*	*
Tier 1 capital to average total assets	177,776	7.84%	181,513	8.00%

	As of December 31, 2010
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$126,274	8.00%	$157,843	10.00%
Tier 1 capital to risk-weighted assets	*	*	94,706	6.00%
Tier 1 capital to average total assets	90,757	4.00%	113,446	5.00%

*	Ratio is not required under regulations.

As of December 31, 2011 and 2010, respectively, the FDIC and FRB categorized Home Savings as adequately capitalized pursuant to the Bank Order and Holding Company Order discussed in Note 3. Home Savings cannot be considered well capitalized while the Bank Order is in place. The Bank Order requires Home Savings to measure its Tier 1 Leverage Ratio and Total Risk-based Capital Ratio at the end of every quarter. Under the terms of the Bank Order, if Home Savings’ Tier 1 Leverage Ratio falls below 8.0% or if it’s Total Risk-based Capital Ratio falls below 12.0% at the end of any given quarter, then Home Savings must restore its capital ratios to those levels within 90 days. At December 31, 2010, Home Savings’ Tier 1 Leverage Ratio was 7.84% and its Total Risk-based Capital Ratio was 12.54%. Under the terms of the Bank Order, Home Savings was to achieve the 8.0% Tier 1 Leverage Ratio by March 31, 2011. At December 31, 2010, Home Savings would have needed approximately $3.7 million in additional capital based on its average assets at such date to meet the Tier 1 Leverage Ratio requirement. United Community contributed $3.5 million in capital to Home Savings in the fourth quarter of 2010, but has limited remaining excess capacity available to invest in Home Savings. Home Savings achieved an 8.0% Tier 1 Leverage Ratio by March 31, 2011 and remained above this level at December 31, 2011.

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

18. BENEFIT PLANS

Postretirement Benefit Plans

In addition to Home Savings’ retirement plans, Home Savings sponsors a defined benefit health care plan that was curtailed in 2000 to provide postretirement medical benefits only for these employees who worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. The plan is unfunded and, as such, has no assets. Furthermore, the plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding. The benefit obligation measurement date is December 31. Information about changes in obligations of the benefit plan follows:

	September 30,	September 30,
	Year ended December 31,
	2011	2010
	(Dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$2,778	$3,405
Service cost	—	—
Interest cost	54	185
Actuarial (gain)/loss	(690)	(670)
Benefits paid	(161)	(142)

Benefit obligation at end of the year	$1,981	$2,778

Funded status of the plan	$(1,981)	$(2,778)

Amounts recognized in accumulated other comprehensive income, net of tax at December 31, 2011 and 2010 consists of the following:

	September 30,	September 30,
	The year ended December 31,
	2011	2010
	(Dollars in thousands)
Net actuarial gains	$1,016	$1,015
Prior service credit	690	1

	$1,706	$1,016

The accumulated benefit obligation was $2.0 million and $2.8 million at year-end 2011 and 2010, respectively.

Components of net periodic benefit cost/(gain) are as follows:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Service cost	$—	$—	$—
Interest cost	132	186	187
Expected return on plan assets	—	—	—
Net amortization of prior service cost	(78)	(1)	(1)
Amortization of net actuarial gain	—	—	(18)

Net periodic benefit cost	54	185	168

Net loss (gain)	(79)	(671)	(155)
Prior service credit	(689)	—	—
Amortization of prior service cost	78	1	(19)

Total recognized in other comprehensive income	(690)	(670)	(174)

Total recognized in net periodic benefit cost and other comprehensive income	$(636)	$(485)	$(6)
Assumptions used in the valuations were as follows:
Weighted average discount rate	4.00%	5.00%	5.75%

The estimated net gain and prior service costs for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $92,000 and $78,000, respectively.

The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits (i.e., health care cost trend rate) used in the 2011 valuation was 7.5% and was assumed to decrease to 4.5% for the year 2019 and remain at that level thereafter. The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits used in the 2010 valuation was 9.0% and was assumed to decrease to 5.0% for the year 2016 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2011:

	September 30,	September 30,
	1 Percentage Point Increase	1 Percentage Point Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$8	$(8)
Effect on the postretirement benefit obligation	124	(113)

United Community anticipates benefits payable over the next ten years as follows:

September 30,
(Dollars in thousands)
2012	$172
2013	173
2014	173
2015	171
2016	167
2017-2021	754

Total	$1,610

Effective January 1, 2012, the benefit plan for eligible retirees over age 65 has changed. These retirees are now enrolled in a Medicare Advantage program. A Medicare Advantage is another Medicare health plan choice provided as part of Medicare. The Medicare Advantage Plan is offered by a private company, which has been approved by Medicare. Medicare Advantage plans are required to offer coverage that meets or exceeds the standards set by the original Medicare program, but they do not have to cover every benefit in the same way. If a plan chooses to pay less than Medicare for some benefits, the savings may be used to offset the cost of the insurance.

401(k) Savings Plan

Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2011, no matching contributions were made. For 2010 and 2009, Home Savings’ match was 50% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the years ended 2011, 2010 and 2009, the expense related to this plan was approximately $0, $476,000 and $518,000, respectively.

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

During the year ended December 31, 2011, the only shares remaining for allocation are those shares forfeited. During the year ended December 31, 2010, 631,946 shares were released or committed to be released for allocation. During the year ended December 31, 2009, 639,641 shares were released or committed to be released for allocation.

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

The 1999 Plan provided for the grant of options, which may qualify as either incentive or nonqualified stock options. The incentive plan provided that option prices will not be less than the fair market value of the share at the grant date. The maximum number of common shares that could be issued under the plan was 3,569,766. There were 312,000 stock options granted in 2009 under the 1999 plan, however, no additional options may be issued under the 1999 Plan. All of the options awarded under the 1999 plan became exercisable on the date of grant except for options granted in 2009, one third of which became exercisable on December 31, 2009, 2010 and 2011. The option period for each grant expires no more than 10 years from the date of grant.

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan, which was subsequently amended by Section 409A of the Internal Revenue Code (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 25,710 stock options granted in 2011 and there were 423,695 stock options granted in 2010 under the 2007 Plan. The option period for each grant expires no more than 10 years from the date of grant.

A summary of activity in the 1999 Plan and the 2007 Plan is as follows:

	September 30,	September 30,	September 30,
	For the year ended December 31,
	2011
	Shares	Weighted average exercise price	Aggregate intrinsic value (Dollars in thousands)

Outstanding at beginning of year	2,237,322	$6.88
Granted	25,710	1.33
Exercised	—	—
Forfeited	(270,900)	8.15

Outstanding at end of period	1,992,132	$6.63	$—

Options exercisable at end of period	1,964,927	$6.70	$—

Information related to the stock options granted under the 1999 Plan and the 2007 Plan during each year follows:

	September 30,	September 30,	September 30,
	2011	2010	2009
Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	0.87	1.33	1.07

As of December 31, 2011, there was $16,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 1.0 year.

The fair value of options granted in 2011 was determined using the following weighted-average assumptions as of the grant date:

September 30,
Risk-free interest rate	1.84%
Expected term (years)	5
Expected stock volatility	65.14%
Dividend yield	0.00%

Outstanding stock options have a weighted average remaining life of 4.14 years and may be exercised in the range of $1.24 to $12.38.

Stock-based Compensation: Restricted Stock Awards

The 2007 Plan permits the issuance of awards to nonemployee directors. Compensation expense is recognized over the vesting period of the awards based on the market value of the shares at the issue date. Total restricted shares issued under the 2007 Plan were 62,768 shares in 2011 and 39,879 shares in 2010. These restricted shares vest on the first anniversary of the grant date. Expenses related to restricted stock awards are included with salaries and employee benefits. The cost will be recognized over a weighted average period of one year. The Company recognized approximately $85,000 in restricted stock award expenses for the year ended December 31, 2011. The Company recognized approximately $44,000 in restricted stock award expenses for the year ended December 31, 2010. The Company recognized approximately no restricted stock award expenses for the year ended December 31, 2009. The Company expects to recognize additional expenses of approximately $30,000 in 2012.

A summary of changes in the Company’s nonvested restricted shares for the year is as follows:

	September 30,	September 30,
	Shares	Weighted average grant date fair value
Nonvested shares at January 1, 2011	39,879	$1.32
Granted	62,768	1.30
Vested	(43,628)	1.32
Forfeited	—	—

Nonvested shares at December 31, 2011	59,019	$1.30

Employee Stock Purchase Plan

During 2005, United Community established an employee stock purchase plan (ESPP). Under this plan, United Community provides employees of Home Savings the opportunity to purchase United Community Financial Corporation’s common shares through payroll deduction. Participation in the plan is voluntary and payroll deductions are made on an after-tax basis. The maximum amount an employee can have deducted is nine hundred dollars per biweekly pay. Shares are purchased on the open market and administrative fees are paid by United Community. Expense related to this plan is a component of the Shareholder Dividend Reinvestment Plan and the expense recognized is not material.

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

United Community uses the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available for sale securities: The fair values for available for sale securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Impaired loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Foreclosed assets: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned (OREO) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Mortgage servicing rights: Fair Value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.

Loans held for sale: The fair value of loans held for sale is determined using quotes prices for similar assets, adjusted for specific attributes of that loan (Level 2).

Letters of Credit: Letters of credit are recorded when they are funded. Home Savings had committments of $1.1 million in letters of credit, with none outstanding at December 31, 2011.

Interest rate caps: Interest rate caps are recorded when they are purchased. Interest rate caps use a model to determine the fair value, which takes into consideration the Company’s own assumptions. Such inputs require a Level 3 classification for determining fair value.

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2011 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$50,800	$—	$50,800	$—
Equity securities	263	263	—	—
Mortgage-backed GSE securities: residential	408,535	—	408,535	—
Interest rate caps	1,933	—	—	1,933

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2010 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)

Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$62,935	$—	$62,935	$—
Equity securities	394	394	—	—
Mortgage-backed GSE securities: residential	298,713	—	298,713	—

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2011 Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$38,627	$—	$—	$38,627
Construction loans	14,953	—	—	14,953
Consumer loans	282	—	—	282
Commercial loans	291	—	—	291
Mortgage servicing assets	3,921	—	3,921	—
Other real estate owned, net:
Permanent real estate loans	7,586	—	—	7,586
Construction loans	7,581	—	—	7,581

	September 30,	September 30,	September 30,	September 30,
		Fair Value Measurements at December 31, 2010 Using:
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$49,235	$—	$—	$49,235
Construction loans	20,229	—	—	20,229
Commercial loans	1,694	—	—	1,694
Loans held for sale	10,845	—	10,845	—
Mortgage servicing assets	2,278	—	2,278	—
Other real estate owned, net:
Permanent real estate loans	3,930	—	—	3,930
Construction loans	10,527	—	—	10,527

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $66.0 million at December 31, 2011, with a specific valuation allowance of $11.8 million. This resulted in an additional provision for loan losses of $30.8 million during the twelve months ended December 31, 2011. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $84.6 million at December 31, 2010, with a specific valuation allowance of $13.4 million, resulting in additional provision for loan losses of $47.9 million during 2010.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $33.5 million, which is made up of the outstanding balance of $42.3 million, net of a valuation allowance of $8.8 million at December 31, 2011, resulting in a write-down of $4.8 million for the year ended December 31, 2011. At December 31, 2010, other real estate owned had a net carrying amount of $40.3 million, made up of the outstanding balance of $47.7 million, net of a valuation allowance of $7.3 million, resulting in a write-down of $4.6 million for the year ended December 31, 2010.

Mortgage servicing rights, carried at fair value totaled $4.6 million, which is made up of the outstanding balance of $6.4 million, net of a valuation allowance of $1.8 million at December 31, 2011, resulting in a charge net of $1.5 million for the year ended December 31, 2011. At December 31, 2010, mortgage servicing rights carried at fair value totaled $6.1 million, made up of the outstanding balance of $6.4 million, net of a valuation allowance of $285,000, resulting in a net recovery of $138,000 for the year ended December 31, 2010.

In accordance with generally accepted accounting principles, the carrying value and estimated fair values of financial instruments, at December 31, 2011 and December 31, 2010, were as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$54,136	$54,136	$37,107	$37,107
Available for sale securities	459,598	459,598	362,042	362,042
Loans held for sale	12,727	13,098	10,870	10,870
Loans, net	1,379,276	1,402,452	1,649,486	1,675,610
Federal Home Loan Bank stock	26,464	n/a	26,464	n/a
Accrued interest receivable	6,741	6,741	7,720	7,720
Interest Rate Caps	1,933	1,933	—	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(817,082)	(817,082)	(779,301)	(779,301)
Certificates of deposit	(771,415)	(782,146)	(910,480)	(925,325)
Federal Home Loan Bank advances	(128,155)	(136,727)	(202,818)	(210,497)
Repurchase agreements and other	(90,618)	(103,719)	(97,797)	(107,299)
Advance payments by borrowers for taxes and insurance	(23,282)	(23,282)	(20,668)	(20,668)
Accrued interest payable	(610)	(610)	(809)	(809)

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, interest bearing deposits, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (including consideration of credit spreads). Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance sheet items is not consider material.

20.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below:

	September 30,	September 30,	September 30,
	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest on deposits and borrowings	$31,411	$39,999	$57,605
Income taxes	(3,537)	(4,480)	600
Supplemental schedule of noncash activities:
Loans transferred to held for sale	95,194	—	71,707
Transfers from loans to real estate owned	19,178	33,936	23,192
Transfers from premises and equipment to assets held for sale	1,750	—	714

21.	DERIVATIVES

The Company utilizes interest rate cap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. The Company entered into an interest rate cap agreements in October 2011 with an outside counterparty. The Company receives proceeds from the counterparty if interest rates exceed the cap rate computed based on the underlying notional amounts. The notional amount of the interest rate caps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate cap agreements. The interest rate caps are carried as freestanding derivatives, considered an economic hedge classified as an other asset with a carrying value of $1.9 million with changes in fair value of approximately $(528,000) reported in current earnings through other noninterest income.

Summary information about the interest rate caps not designated hedges as of December 31, 2011, is as follows:

September 30,
December 31, 2011
(Dollars in thousands)
Notional amounts	$100,000
Weighted average strike rate, based on three-month Libor	1.50%
Weighted average maturity	5.0 years
Fair value of combined interest rate caps	$1,933

The Company had no interest rate caps as of December 31, 2010.

The following table presents net gains/(losses) recorded in noninterest income relating to instruments not designated as hedges:

September 30,
December 31, 2011
(Dollars in thousands)
Interest rate caps	$(528)

The following table reflects the fair value and location in the consolidated statement of financial condition of interest rate caps:

Included in other assets:

September 30,
December 31, 2011
(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Interest rate caps	$1,933

The Company is subject to counterparty risk. Counterparty risk is the risk to the Company that the counterparty will not live up to its contractual obligations. The ability of the Company to realize the benefit of the derivative contracts is dependent on the creditworthiness of the counterparty, which the Company expects will perform in accordance with the terms of the contracts.

22.	PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	September 30,	September 30,
	December 31,
	2011	2010
	(Dollars in thousands)

Assets
Cash and deposits with banks	$3,575	$2,619
Federal funds sold and other	4	2

Total cash and cash equivalents	3,579	2,621
Securities:
Available for sale	263	394
Investment in subsidiary-Home Savings	184,833	173,407
Other assets	473	6

Total assets	$189,148	$176,428

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$403	$373

Total liabilities	403	373

Total shareholders’ equity	188,745	176,055

Total liabilities and shareholders’ equity	$189,148	$176,428

Condensed Statements of Income

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Income
Cash dividends from Butler Wick	$—	$—	$11,890
Interest income	5	349	847
Non-interest income (loss)	(65)	228	(681)

Total income (loss)	(60)	577	12,056
Expenses
Interest expense	—	—	48
Non-interest expenses	775	1,957	2,190

Total expenses	775	1,957	2,238

Income (loss) before income taxes	(835)	(1,380)	9,818
Income tax benefit	—	—	(721)

Income (loss) before equity in undistributed net earnings of subsidiaries	(835)	(1,380)	10,539
Increase (decrease) in undistributed earnings of subsidiaries	1,065	(35,893)	(27,312)

Net income (loss)	$230	$(37,273)	$(16,773)

Condensed Statements of Cash Flows

	September 30,	September 30,	September 30,
	Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Cash Flows from Operating Activities
Net income (loss)	$230	$(37,273)	$(16,773)
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in undistributed earnings of the subsidiaries	(1,065)	35,893	27,312
Gains on available for sale securities sold	—	(255)	—
Security impairment charges	89	58	752
Decrease (increase) in other assets	(467)	266	1,903
Decrease in accrued interest payable	—	—	(46)
Stock based compensation	49	52	30
Decrease in other liabilities	30	(662)	(3,641)

Net cash from operating activities	(1,134)	(1,921)	9,537

Cash Flows from Investing Activities
Sales of:
Securities available for sale	33	359	—
Equity investment in Home Savings	—	(12,498)	—
ESOP loan repayment	—	8,657	2,294

Net cash from investing activities	33	(3,482)	2,294

Cash Flows from Financing Activities
Issuance of common stock, net	2,059	—	—
Net decrease in borrowed funds	—	—	(6,900)

Net cash from (used in) financing activities	2,059	—	(6,900)

Increase (decrease) in cash and cash equivalents	958	(5,403)	4,931
Cash and cash equivalents, beginning of year	2,621	8,024	3,093

Cash and cash equivalents, end of year	$3,579	$2,621	$8,024

23.	SEGMENT INFORMATION

United Community’s management monitor the revenue streams of the various Company products and services. The identifiable segments are not material, operations are managed, and financial performance is evaluated on a Company-wide basis. Accordingly, all of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking services.

Discontinued operations are essentially the results of operations from Butler Wick Corp., which were previously reported as a separate segment, investment services. Refer to Note 4 for a discussion on discontinued operations and its impact on segment reporting.

24.	EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 1,992,132 shares were anti-dilutive for the year ended December 31, 2011. Stock options for 2,207,827 shares were anti-dilutive for the year ended December 31, 2010. Stock options for 2,179,338 shares were anti-dilutive for the year ended December 31, 2009.

	September 30,	September 30,	September 30,
	2011	2010	2009
	(Dollars in thousands, except per share data)

Numerator:
Income (loss) from continuing operations	$230	$(37,273)	$(21,722)
Income from discontinued operations	—	—	4,949

Net income (loss)	$230	$(37,273)	$(16,773)

Denominator:

Weighted average common shares outstanding—basic	31,026	30,457	29,766
Dilutive effect of stock options	—	—	—

Weighted average common shares outstanding—dilutive	31,026	30,457	29,766

Basic earnings (loss) per share:
Basic earnings (loss) per common share—continuing operations	$0.01	$(1.22)	$(0.73)
Basic earnings per common share-discontinued operations	—	—	0.17
Basic earnings (loss) per common share	0.01	(1.22)	(0.56)

Dilutive earnings (loss) per share:
Dilutive earnings (loss) per common share—continuing operations	$0.01	$(1.22)	$(0.73)
Dilutive earnings per common share-discontinued operations	—	—	0.17
Dilutive earnings (loss) per common share	0.01	(1.22)	(0.56)

25.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized quarterly data for each of the years indicated.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Unaudited
	First	Second	Third	Fourth
2011:	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)
Interest income	$25,732	$24,863	$23,321	$22,471	$96,387
Interest expense	8,078	7,805	7,696	7,633	31,212

Net interest income	17,654	17,058	15,625	14,838	65,175
Provision for loan losses	2,192	8,244	11,836	2,386	24,658

Net interest income after provision for loan losses	15,462	8,814	3,789	12,452	40,517
Non-interest income	3,988	5,300	1,916	12,021	23,225
Non-interest expenses	16,488	15,910	14,569	16,545	63,512

Income (loss) before taxes	2,962	(1,796)	(8,864)	7,928	230
Income tax expense (benefit)	—	—	—	—	—

Net income (loss)	$2,962	$(1,796)	$(8,864)	$7,928	230

Earnings (loss) per share:
Basic earnings (loss)	$0.10	$(0.06)	$(0.29)	$0.25	$0.01
Diluted earnings (loss)	0.10	(0.06)	(0.29)	0.25	0.01

The increase in noninterest income in the fourth quarter was due primarily to gains recognized of the sale of four branches.

	September 30,	September 30,	September 30,	September 30,	September 30,
	Unaudited
	First	Second	Third	Fourth
2010:	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)
Interest income	$28,805	$28,185	$28,240	$25,518	$110,748
Interest expense	11,089	10,214	9,454	8,630	39,387

Net interest income	17,716	17,971	18,786	16,888	71,361
Provision for loan losses	12,450	10,310	17,116	22,551	62,427

Net interest income after provision for loan losses	5,266	7,661	1,670	(5,663)	8,934
Non-interest income	6,560	4,745	4,115	6,473	21,893
Non-interest expenses	16,968	17,291	15,700	18,372	68,331

Loss before taxes	(5,142)	(4,885)	(9,915)	(17,562)	(37,504)
Income tax benefit	—	—	—	(231)	(231)

Net income (loss)	$(5,142)	$(4,885)	$(9,915)	$(17,331)	(37,273)

Earnings (loss) per share:
Basic earnings (loss)	$(0.17)	$(0.16)	$(0.32)	$(0.56)	$(1.22)
Diluted earnings (loss)	(0.17)	(0.16)	(0.32)	(0.56)	(1.22)

The loss incurred for the year of 2010 was primarily due to an increased provision for loan losses as the Company continues its resolution of problem loans.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

United Community Financial Corp.

Youngstown, Ohio

We have audited the accompanying consolidated statements of financial condition of United Community Financial Corp. (Company) as of December 31, 2011 and 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal controls over financial reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/S/ Crowe Horwath LLP
Crowe Horwath LLP
Cleveland, Ohio
March 15, 2012

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of United Community’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that United Community maintained effective internal control over financial reporting as of December 31, 2011.

United Community’s independent registered public accounting firm has issued its report on the effectiveness of United Community’s internal control over financial reporting as of December 31, 2011, as stated in their report dated March 15, 2012.

/S/ Patrick W. Bevack	/S/ James R. Reske
Patrick W. Bevack, Chief Executive Officer	James R. Reske, Chief Financial Officer
March 15, 2012	March 15, 2012

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

United Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of United Community’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2011 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Additionally, there were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, both of which are contained in Item 8 of this Form 10-K and incorporated herein by reference.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

The information contained in the Proxy Statement for the 2012 Annual Meeting of Shareholders of United Community (Proxy Statement), to be filed with the Securities and Exchange Commission (Commission) on or about April 29, 2012; under the captions Election of Directors, Incumbent Directors, Board Meetings and Committees, Director Compensation, Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

United Community has adopted a code of ethics and any amendments thereto is available on United Community’s website at www.ucfconline.com.

Item 11. Executive Compensation

The information contained in the Proxy Statement under the captions Compensation of Executive Officers, and Director Compensation, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information contained in the Proxy Statement under the caption Ownership of UCFC Shares is incorporated herein by reference.

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

The following table shows, as of December 31, 2011, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, the number of common shares issued under restricted stock grants, the weighted average share price of those grants, and the number of common shares remaining for future issuance under the 2007 Plan, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	September 30,	September 30,	September 30,	September 30,	September 30,
	(a)	(b)	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted stock awards	Weighted- average grant price of restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	1,992,132	$6.63	59,019	$1.30	1,327,669

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information contained in the Proxy Statement under the captions Board Meetings and Committees, and Compensation of Executive Officers –Related Person Transactions is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information contained in the Proxy Statement under the caption Audit Fees is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits

(1)	The Financial Statements are included in Item 8 to this Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

10	Material Contracts

11	Statement Regarding Computation of Per Share Earnings

20	Proxy Statement for 2011 Annual Meeting of Shareholders

21	Subsidiaries of Registrant

23	Crowe Horwath LLP Consent

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

/S/ Patrick W. Bevack
Patrick W. Bevack
Chief Executive Officer, Principal Executive Officer and Director
(Duly Authorized Representative)
Date: March 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Richard J. Schiraldi	/S/ Patrick W. Bevack
Richard J. Schiraldi	Patrick W. Bevack
Chairman of the Board and Director Date: March 15, 2012	Chief Executive Officer, Principal Executive Officer and Director
Date: March 15, 2012

/S/ James R. Reske	/S/ Eugenia C. Atkinson
James R. Reske	Eugenia C. Atkinson
Treasurer, Chief Financial Officer, and Principal Financial Officer	Director
Date: March 15, 2012	Date: March 15, 2012

/S/ Lee Burdman	/S/ Richard J. Buoncore
Lee Burdman	Richard J. Buoncore
Director	Director
Date: March 15, 2012	Date: March 15, 2012

/S/ Scott N. Crewson	/S/ Scott D. Hunter
Scott N. Crewson	Scott D. Hunter
Director	Director
Date: March 15, 2012	Date: March 15, 2012

/S/ David C. Sweet
David C. Sweet
Director
Date: March 15, 2012

INDEX TO EXHIBITS

Exhibit Number

3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) with the Securities and Exchange Commission (SEC), Exhibit 3.1

3.2	Amended Code of Regulations	Incorporated by reference to the 1998 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2

10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1

10.2	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.2

10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Gregory G. Krontiris dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.3

10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Jude J. Nohra dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.4

10.5	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and James R. Reske dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.5

10.6	Amended and Restated United Community 1999 Long -Term Incentive Plan	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.8

10.7	Amended and Restated United Community 2007 Long-Term Incentive Plan	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.9

10.8	2010 Director Sub-Plan to the Amended and Restated United Community 2007 Long -Term Incentive Plan	Incorporated by reference to the Third Quarter 2010 form 10-Q filed by United Community on November 12, 2010 via Edgar, film number 101187428, Exhibit 10.1

10.9	Executive Incentive Plan	Incorporated by reference to the 8-K filed by United Community on July 21, 2009 via Edgar, film number 09955685

10.10	Holding Company Order	Incorporated by reference to the 8-K filed by United Community on August 13, 2008 via Edgar, film number 081011722 Exhibit 10.1

10.11	Amendment to the Holding Company Order	Incorporated by reference to the Third Quarter 2010 form 10-Q filed by United Community on November 12, 2010 via Edgar, film number 101187428, Exhibits 10.2 and 10.3

10.12	Bank Order	Incorporated by reference to the 8-K filed by United Community on August 13, 2008 via Edgar, film number 081011722 Exhibit 10.2

Exhibit Number

10.13	2011 Executive Incentive Plan	Incorporated by reference to the 8-K filed by United Community on May 4, 2011 via Edgar, film number 11811040 Exhibit 10.1

10.14	Stay Bonus Plan	Incorporated by reference to the 8-K filed by United Community on May 4, 2011 via Edgar, film number 11811040 Exhibit 10.2

11	Statement Regarding Computation of Per Share Earnings	Incorporated by reference to Note 23 to the Financial Statements included in Item 8 herein

20	Proxy Statement for 2011 Annual Meeting of Shareholders	Incorporated by reference to the Proxy Statement, to be filed with the Securities and Exchange Commission on or about April 29, 2012

21	Subsidiaries of Registrant

23	Crowe Horwath LLP Consent

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

101	Interactive Data File