Form 10-K/A
period 2011-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2012-04-27
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No.1

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

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

As of March 15, 2012, there were 32,876,453 of the Registrant’s Common Shares outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the United Community Financial Corp. (United Community) Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed with the Securities and Exchange Commission (“SEC”) on March 15, 2012 (the “Original Filing”). We are filing this Amendment No. 1 to include the information required by Part III of Form 10-K that was not included in the Original Filing, as we will not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2011. As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The following information concerning the age, principal occupation, affiliations and business experience of each director of United Community has been furnished to United Community by each director. In addition, the information set forth below reflects the evaluation of the Nominating and Governance Committee and the Board regarding the key attributes, skills and qualifications presented by each director.

Name	Age	Positions held	Director of United Community since
Lee J. Burdman	48	Director	2011
Scott D. Hunter	56	Director	2009

Lee J. Burdman. Mr. Burdman is Co-Founder and Managing Partner of Redstone Investments, a development, management and acquisitions company focusing on shopping center development, which is headquartered in Youngstown, Ohio, and has an office in Tampa, Florida. Mr. Burdman joined the United Community and Home Savings Boards in April 2011. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Mr. Burdman has developed through 25 years of owning, managing and developing real estate, his knowledge of commercial real estate lending through his business operations, his high level of financial literacy, his executive management experience as the Co-Founder and Managing Partner of Redstone Investments, his history of public service on numerous community boards and most importantly his past experience as a member of the board of a local community bank and subsequently as a regional board member of that bank’s successor by merger allow him to provide lending, real estate and strategic planning experience, a local perspective on community affairs and valuable financial and leadership experience to the Board.

Scott D. Hunter. Judge Hunter currently serves as a Mahoning County, Ohio, Area Court Judge and Judge of the Mahoning County, Ohio, Misdemeanor Drug Court, positions he has held since July 1999. He also has been the managing member of Hunter-Stevens Land Title Agency, LTD, Canfield, Ohio, since March 1998, and has maintained a private law practice. He previously served as a partner of the Davis & Davis Law Firm. Judge Hunter joined the United Community and Home Savings Boards in 2009. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Judge Hunter has developed through approximately 23 years of providing legal services and working in the real estate, title and escrow industries and his vast community, public and political service and experience, give him considerable experience within the banking and lending industry and allow him to provide significant guidance and expertise on regulatory compliance, community perspective, lending and real estate and valuable leadership experience to the Board. Judge Hunter also provides the Board with a diverse background in the public and private sectors.

Name	Age	Positions held	Director of United Community since
Eugenia C. Atkinson	69	Director	2005
Patrick W. Bevack	65	Director, President and CEO of United Community and President and CEO of Home Savings	2010
Scott N. Crewson	55	Director	2009
Richard J. Buoncore	55	Director	2007
Richard J. Schiraldi	57	Chairman of the Board of United Community and Home Savings, Director	2002
David C. Sweet	72	Director	2004

Eugenia C. Atkinson. Mrs. Atkinson was the Executive Director of Youngstown Metropolitan Housing Authority from 2000 until her retirement in 2007. Prior to that time, Mrs. Atkinson served as the Deputy Executive Director for the Authority. Mrs. Atkinson also has served as a director of Home Savings since 1999, and she has a distinguished record of serving her community as a trustee or director of numerous not-for-profit entities. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Mrs. Atkinson has developed through her (i) tenure as Executive Director of the Authority, where she was responsible for managing the day-to-day operations of the Authority and overseeing human resources, operations, facilities management, budgeting and federal regulatory compliance, (ii) long service to Home Savings and United Community as a director and a member of numerous committees, (iii) significant community service on a variety of not-for-profit boards; (iv) service as a member of the Youngstown State University Board of Trustees, where she was Chairperson; (v) marketing experience as the Director of Marketing for the Housing Authority and in the private sector for a communications company and (vi) skills developed through managing people, budgets and finances through varying economic conditions allow her to provide valuable strategic planning, financial and leadership experience, community perspective and business expertise to the Board. Mrs. Atkinson also is an African-American female with a diverse background in the public and private sectors.

Patrick W. Bevack. Mr. Bevack was appointed President and Chief Executive Officer of United Community on January 1, 2011. Additionally, Mr. Bevack has served as President and CEO of Home Savings since March 2009. Prior to this, Mr. Bevack had served as President and Chief Operating Officer since January 2007. From June 2003 through January 2007, Mr. Bevack was Executive Vice President, Chief Financial Officer and Treasurer of Home Savings. Mr. Bevack joined Home Savings in June 2000 and served as Senior Vice President of Mortgage Lending until June 2003. Prior to joining Home Savings, he was Executive Vice President, Chief Financial Officer and Assistant Secretary of Metropolitan Bank and Trust. Mr. Bevack, who also serves as a Director of Home Savings, is a CPA (currently inactive), holds an MBA in finance and serves on a number of not-for-profit boards. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Mr. Bevack has developed through over 35 years of service in the banking industry allow him to provide technical knowledge in all operational areas of banking (including administration, operations, audit, accounting and finance, marketing, retail banking and mortgage and commercial lending) and invaluable business, strategic planning, financial and leadership experience to the Board.

Scott N. Crewson. Mr. Crewson retired from BP plc, London, England in 2008, after having served the company more than 27 years in a variety of executive level positions, including most recently as Deputy Director, Business Development in London, England from 2005 through 2008. Prior to that, he served as Commercial Manager, Toledo Refinery from 1998 through 2004. He joined the United Community and Home Savings Boards in 2009. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications, including, but not limited to, profit and loss management, new business development, performance management, risk management and strategic planning that Mr. Crewson has developed through his myriad executive positions held with BP plc and his highly developed business acumen allow him to provide invaluable business experience, valuable leadership and guidance and expertise on strategic planning, risk management and profit and loss management to the Board. Mr. Crewson also presents a diversity of experience to the Board after serving BP internationally across several geographies and cultures.

Richard J. Buoncore. Mr. Buoncore is a CPA (currently inactive) and a managing partner of MAI Wealth Advisors, LLC, Cleveland, Ohio, a position he has held since December 2006. Previously, Mr. Buoncore was Managing Partner of BC Investment Partners LLC, which merged into MAI Wealth Advisors, a position he had held from 2005 to December 2006. From 1999 until 2005, he was the Chief Executive Officer of Victory Capital Management, Cleveland, Ohio, and served as its President and Chief Operating Officer from 1995 until 1999. Additionally, Mr. Buoncore has seven years of audit experience as a CPA with KPMG in New York, and six years of investment banking experience with Lehman Brothers. Mr. Buoncore also serves as a director of Home Savings and on a variety of not-for-profit boards. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Mr. Buoncore has developed through his experience (i) in investment banking, accounting and wealth management, (ii) leading a growing privately-held wealth management business and serving as CEO and President and COO of another wealth management company, with responsibility for all segments of company operations and financial areas, and (iii) serving on multiple not-for-profit boards allow him to provide technical financial services knowledge, community perspective, valuable leadership and strategic planning experience, an important retail perspective and structured operational experience, as well as accounting, financial (including his ability to serve as an Audit Committee financial expert) and administrative expertise to the Board.

Richard J. Schiraldi. Mr. Schiraldi is a CPA and has been a partner at Cohen & Company, Certified Public Accountants, Youngstown, Ohio, since 1990. Mr. Schiraldi served as Director of Tax Operations at Cohen from 1983 until 2003. Prior to that, Mr. Schiraldi worked for Touche Ross. He is an owner and director of Sequoia Financial Group, LLC, which provides a variety of services including financial planning and asset management services, insurance sales, estate planning, and employee retirement design and implementation services. Mr. Schiraldi also serves as a director and the Chairman of the Board of Home Savings, and he has a distinguished record of serving his community as a trustee or director of numerous not-for-profit entities. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Mr. Schiraldi has developed as a CPA in public practice for approximately 25 years, as an owner and manager of privately held businesses and as a director of numerous not-for-profit entities allow him to provide strategic planning, tax, accounting and financial expertise (including his ability to serve as an Audit Committee financial expert), as well as a local perspective on community affairs and valuable leadership experience to the Board.

David C. Sweet. Dr. Sweet was the President of Youngstown State University, Youngstown, Ohio from 2000 until his retirement in June 2010. As President of YSU, Dr. Sweet provided leadership to a university with 14,600 students, 2,100 employees and a total budget in excess of $200 million. From 1978 until July 2000, he was the founding Dean and a Professor of the College of Urban Affairs – Cleveland State University. From 1975 to 1978, he was a Commissioner with the Ohio Public Utilities Commission, responsible for regulation of electric, natural gas, telephone and other utilities. From 1971 to 1974, he was the Director of the Ohio Department of Development, responsible for the State’s economic and community development programs. He also serves as a director of Home Savings, and he has a distinguished record of serving his community as a trustee of numerous not-for-profit entities. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Dr. Sweet has developed through his presidency at YSU, his long history in education, his extensive civic service and his experience with governmental and regulatory agencies provide significant guidance and expertise on strategic planning and regulatory compliance, community perspective and valuable leadership and financial experience to the Board.

Federal and State Administrative Orders

In August 2008, the members of the Board of United Community consented and stipulated to an Order to Cease and Desist issued by the OTS. The members of the Board of United Community subsequently consented and stipulated to an Amended Order to Cease and Desist dated November 5, 2010. Additionally, in August 2008, the members of the Board of Home Savings consented and stipulated to an Order to Cease and Desist issued by the FDIC and Ohio Division. This Cease and Desist was terminated by the FDIC and Ohio Division on March 30, 2012 and replaced by a Consent Order. While none of United Community, Home Savings nor its officers or directors admitted or denied any wrongdoing, the directors who are up for re-election and some incumbent directors are parties to the OTS Order, as amended, including Mrs. Atkinson, Messrs. Bevack, Buoncore, Crewson and Schiraldi and Dr. Sweet, and the FDIC and Ohio Division Consent Order, including Mrs. Atkinson, Messrs. Bevack, Buoncore, Burdman, Crewson, Hunter and Schiraldi and Dr. Sweet. United Community has completed or is complying with all provisions of the OTS Order, as amended, and Home Savings is complying with all provisions of the FDIC and Ohio Division Consent Order. Some provisions of the Orders require ongoing monitoring, compliance and reporting, and United Community and Home Savings, the Boards and management are performing those obligations.

Audit Committee

The Audit Committee of United Community is responsible for overseeing United Community’s accounting and internal auditing functions and controls, and its loan review function. It also is responsible for engaging an independent registered public accounting firm to audit United Community’s financial statements and internal control over financial reporting. The current members of the Audit Committee are Mrs. Atkinson, Messrs. Schiraldi, Burdman and Buoncore, all of whom are considered “independent” under the listing standards of NASDAQ. Mr. Buoncore is the Chairman of the Audit Committee. The Board has determined that Messrs. Schiraldi and Buoncore qualify as audit committee financial experts. The Audit Committee met eight times during 2011, but one of those meetings was brief and no fee was paid to members.

EXECUTIVE OFFICERS

The following information is supplied for certain executive officers of United Community and Home Savings who do not serve on United Community’s Board:

Name	Age	Position held
Timothy W. Esson	62	Senior Vice President, Chief Financial Officer and Treasurer, Home Savings

Matthew T. Garrity	45	Senior Vice President and Chief Credit Officer, Home Savings

Gregory G. Krontiris	58	Senior Vice President and Chief Lending Officer, Home Savings

Jude J. Nohra	43	General Counsel and Secretary of United Community, Senior Vice President, General Counsel and Secretary, Home Savings

James R. Reske	48	Chief Financial Officer and Treasurer of United Community, Executive Vice President of Home Savings

Timothy W. Esson. Mr. Esson has been Senior Vice President, Chief Financial Officer and Treasurer of Home Savings since March of 2011. Prior to that time Mr. Esson served as Vice President of Finance of Home Savings since May 2003.

Matthew T. Garrity. Mr. Garrity has been Senior Vice President and Chief Credit Officer since June of 2009. Mr. Garrity served as Senior Vice President – National City Capital Markets Investment Banking in Cleveland, Ohio from 2008 until he joined Home Savings. Prior to that, Mr. Garrity served as National City Corporation’s Deputy Chief Credit Officer – Northern Ohio Credit Administration in Cleveland, Ohio from 2007 until 2008, and Senior Vice President/Senior Portfolio Manager in Cleveland, Ohio from 2005 until 2007.

Gregory G. Krontiris. Mr. Krontiris has been the Senior Vice President and Chief Lending Officer since March of 2009. Mr. Krontiris served as Chief Operating Officer at Salin Bank and Trust in Indianapolis, Indiana from 2006 until 2008, and prior to that held various senior-level positions at National City Corporation, including that of Managing Director, Wealth Management/Private Client Group from 2001 until 2006.

Jude J. Nohra. Mr. Nohra has been General Counsel and Secretary of United Community and Senior Vice President, General Counsel and Secretary of Home Savings since July 2009. Mr. Nohra served as Secretary of United Community and Vice President, General Counsel and Secretary of Home Savings from June 2004 until July 2009. Before joining United Community and Home Savings, Mr. Nohra served as an associate attorney for Squire, Sanders & Dempsey, L.L.P. for approximately 5 years where he practiced in the firm’s corporate department and financial services practice group, focusing on general business representation of public and private companies, bank regulatory matters, mergers and acquisitions, securities law matters, real estate transactions and financings, tender offers and corporate governance. Mr. Nohra also is a CPA, but he is currently inactive.

James R. Reske. Mr. Reske was promoted to Executive Vice President of Home Savings in March of 2011. Mr. Reske has also served as the CFO and Treasurer of United Community since May of 2008. Mr. Reske previously served as Senior Vice President, CFO and Treasurer of Home Savings from May 2008 to March 2011. Prior to joining United Community, Mr. Reske was employed by KeyBanc Capital Markets, Inc. from 2002 to May of 2008, focusing on community banks and thrifts in the Midwest. Prior to joining Keybanc Capital Markets, Mr. Reske was an investment banker in the financial institutions group at Morgan Stanley in New York, and practiced banking law with Wachtell Lipton Rosen & Katz and Sullivan & Cromwell.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires United Community’s executive officers and directors, and persons who own more than ten percent of United Community’s common shares, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and to provide United Community with a copy of such form. Based on United Community’s review of the copies of such forms it has received, United Community believes that its executive officers and directors complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2011.

United Community has adopted a code of ethics and any amendments thereto is available on United Community’s website at www.ucfconline.com.

Item 11.	Executive Compensation

Executive Compensation

The following table presents certain information regarding the compensation earned by Messrs. Bevack, Reske and Krontiris (the “Named Executive Officers”) for services rendered during 2011 and 2010:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Fair value of options granted in each year ($) (1)	All Other Compensation ($) (2)	Total ($)

Patrick W. Bevack	2011	$348,511	—	$26,296	$374,807
President and CEO, United Community and Home Savings	2010	306,958	$80,400	32,063	419,421

James R. Reske	2011	228,898	—	15,498	244,396
Treasurer and CFO, United Community, and EVP, Home Savings	2010	199,308	53,600	21,585	274,493

Gregory G. Krontiris	2011	209,473	—	15,214	224,687
Senior Vice President and CLO, Home Savings	2010	195,000	53,600	26,294	274,894

(1)	The amounts represent the grant date fair value of stock option awards in accordance with ASC 718-“Compensation-Stock Compensation” for the year in which options were granted.
(2)	All other compensation includes the value of the ESOP allocations, club dues, car and gas allowances and group term life insurance premiums.

Outstanding Equity Awards at December 31, 2011

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Not Exercisable	Option Exercise Price ($)	Option Expiration Date
Patrick W. Bevack	33,324		7.198	03/20/2012
	53,914		8.726	03/19/2013
	53,913		12.383	03/17/2014
	31,421		5.885	02/27/2018
	30,000		1.900	05/08/2019
	60,000		2.100	04/29/2020
James R. Reske	20,000		1.900	05/08/2019
	40,000		2.100	04/29/2020
Gregory G. Krontiris	20,000		1.900	05/08/2019
	40,000		2.100	04/29/2020

All of the options listed in the table above were either 100% vested on the date of grant or have subsequently vested over time. None of the Named Executive Officers exercised any options during 2011.

Employment Agreements, Termination and Change in Control Payments

As of December 31, 2011, Home Savings had employment agreements with Messrs. Bevack, Reske and Krontiris, which agreements are for a term of one year but include an “evergreen provision”, meaning that they are extended for one day each day so that the term is always twelve months. Each agreement is terminable by Home Savings at any time. Each of the executive’s rights upon termination are discussed under “Termination and Change of Control Payments” tables below.

The discussion below describes the material terms of employment agreements of each of the Named Executive Officers as of December 31, 2011. Notwithstanding the contractual provisions of the employment agreements, in accordance with applicable law and regulation, the Consent Order and the Order to Cease and Desist, neither of United Community nor Home Savings can pay any of the separation payments (including change of control payments) discussed below without obtaining prior regulatory approval. The amounts shown are estimates. The discussion below does not address compensation and benefits available generally to all of United Community’s and Home Savings’ salaried employees on a non-discriminatory basis.

Base Salary. The employment agreements of Messrs. Bevack, Reske and Krontiris establish base salaries of $310,000.00, $200,000.00 and $195,000.00, respectively. The agreements provide that based on each officer’s individual performance and other factors deemed appropriate by the Board or Compensation Committee, the Board may increase the executive’s base salary. Their agreements provide that in the event that the Board increases any executive’s annual base salary, the amount of the initial annual base salary, described in the preceding sentence, together with any such increases will become the executive’s base salary under the agreement. As discussed below, any material reduction in any of the executives’ salaries would give such executive the right to terminate the agreement and receive the compensation described below.

Bonus; Fringe Benefits. Each of the employment agreements of Messrs. Bevack, Reske and Krontiris provide that the executive is eligible to participate in any executive incentive plan adopted by United Community or Home Savings. In addition, each of the employment agreements provides that Home Savings will provide each of the executives the benefit programs (including vacation and sick leave) provided to actively employed, similarly situated employees of Home Savings.

Termination upon Change of Control. Each of the employment agreements for Messrs. Bevack, Reske and Krontiris provides that the executive is entitled to certain benefits if his employment is terminated within nine months before or one year after a change of control: (i) by Home Savings; or (ii) by the executive for “good reason” (including, for example, a material reduction in the executive’s salary, authorities, duties or responsibilities, a requirement (to the extent applicable) that the executive report to a corporate officer instead of reporting directly to the Board, a material change to one’s title or a material change in the geographic location in which the executive performs his services). Any benefits to be received by the executives will be reduced to the maximum amount payable under Section 280G without penalty.

Under these circumstances, each of Messrs. Bevack, Reske and Krontiris are entitled to an amount equal to two times his applicable base salary, any accrued but unpaid bonus payable in accordance with any applicable bonus plan, any accrued salary or benefits payable in cash to which the executive is entitled to under such plans or programs and continued coverage at Home Savings’ expense under all health and welfare benefit plans until the earlier of the expiration of twelve months or the date upon which he is included in another employer’s benefit plans as a full-time employee.

Under each of the employment agreements with Messrs. Bevack, Reske and Krontiris, “change of control” is defined as:

•

The date any one person, or more than one person acting as a group, acquires ownership of shares of United Community or Home Savings possessing 25% or more of the total voting power of the shares of United Community or Home Savings;

•	The date that any one person, or more than one person acting as a group, acquires the ability to control the election of a majority of the directors of United Community or Home Savings;

•

The date a majority of the members of the Board of United Community or Home Savings is replaced during any 12-month period by directors whose appointment or election is not endorsed by a majority of the members of such Board before the date of the appointment or election; or

•	The acquisition by any person, or more than one person acting as a group, of “control” of Home Savings or United Community within the meaning of 12 C.F.R. Section 303.81.

Termination upon Death. Under all of the employment agreements, upon Messrs. Bevack’s, Reske’s or Krontiris’ death, their estate would have been or is entitled to receive a continuation of his base salary for 90 days.

Termination upon Disability. Under Messrs. Bevack, Reske and Krontiris’ agreement, if the executive is unable to perform his duties due to illness or incapacity for a period of up to 150 consecutive days, Home Savings can terminate the employment agreement. After the employment agreement is terminated, the executive is entitled to any accrued salary or benefits payable in cash to which the executive is entitled to under such plans or programs and continued coverage at Home Savings’ expense under all health and welfare benefit plans until the earlier of the expiration of twelve months or the date upon which he is included in another employer’s benefit plans as a full-time employee.

Termination for Cause. None of the executives are entitled to receive any benefits under any of the agreements following termination for cause. Under Messrs. Bevack, Reske and Krontiris’ agreements, “cause” means (A) the executive’s continued intentional failure or refusal to perform substantially the executive’s assigned duties (other than as a result of total or partial incapacity due to physical or mental illness) for a period of ten days following written notice by Home Savings to the executive of such failure; (B) the executive’s engagement in willful misconduct, including without limitation, fraud, embezzlement, theft or dishonesty in the course of the executive’s employment with Home Savings or United Community; (C) the executive’s conviction of, or plea of guilty or nolo contendere to a felony or a crime other than a felony, which felony or crime involves moral turpitude or a breach of trust or fiduciary duty owed to United Community, Home Savings or any of their affiliates; or (D) the executive’s disclosure of trade secrets or material, non-public confidential information of United Community, Home Savings or any of its affiliates in violation of the United Community’s, Home Savings’ or its affiliates’ policies that applies to the executive or any agreement with United Community, Home Savings or any of its affiliates in respect of confidentiality, nondisclosure, non-competition or otherwise.

Other Termination. If any of Messrs. Bevack, Reske and Krontiris is terminated before the expiration of his employment agreement for any reason other than death, disability, cause or change of control, then he is entitled to receive the salary in effect at the time of termination for a period of twelve months, any accrued but unpaid bonus payable in accordance with any applicable bonus plan, any accrued salary or benefits payable in cash to which the executive is entitled to under such plans or programs and continued coverage under all health and welfare benefit plans at the expense of Home Savings until the earlier of the expiration of the term or the date upon which he is included in another employer’s benefit plans as a full-time employee.

Non-Compete; Non-Solicitation. Each of Messrs. Bevack, Reske and Krontiris is subject to a non-compete provision that prohibits him from engaging in the financial institutions business for a period of twelve months following termination of the executive in Mahoning, Trumbull or Columbiana Counties, Ohio, or any other geographic area in which Home Savings or United Community is doing business, and non-solicitation of customers and employees provisions that prohibit them from soliciting any customers or employees for a period of twelve months following termination of the executive.

Indemnification. Each of the employment agreements of Messrs. Bevack, Reske and Krontiris provide for indemnification by Home Savings for liabilities arising out of the executive’s performance of his duties under the employment agreement. Notwithstanding the foregoing, the indemnification provided under the agreement does not extend to matters for which the executive has been terminated or where such indemnification is prohibited by applicable law or regulation.

Suspension or Termination in Connection with certain Special Regulatory Events. Under each of the employment agreements of Messrs. Bevack, Reske and Krontiris, if the executive’s employment is terminated or suspended (unless such suspension is stayed) by applicable Federal regulators or if Home Savings is placed in conservatorship or receivership, United Community and Home Savings’ obligations under the agreements are terminated, except with respect to any vested rights of the executive. In the event of a suspension of an executive where the charges are later dismissed, Home Savings shall pay the executive the amount withheld during such suspension.

Release. Under Messrs. Bevack, Reske and Krontiris’ agreements, as a condition to receiving any payments for a termination under the agreement as described above, other than a payment of any accrued but unpaid compensation, benefits or bonus, the executive must agree to release Home Savings and its affiliates (including United Community), employees and directors from any and all claims that the executive may have against Home Savings and its affiliates (including United Community), employees and directors up to and including the date the executive signs a release in the form provided by Home Savings.

Director Compensation

After conducting a study of the Company’s peer group, the Board determined in April 2010 that to successfully recruit new directors and fairly compensate existing directors, the retainer should be increased to $20,000 annually. The Board has determined to maintain these compensation levels for 2012. Accordingly, each independent director of United Community receives a $10,000 annual retainer and $10,000 in United Community restricted shares. The restricted shares that are awarded vest one year from the date of grant, and the Board believes this award helps to align Board members and shareholders’ interests. Employee directors, which includes only Mr. Bevack, receive no compensation for their Board service.

As independent, non-executive Chairman of the Board, the Board determined to pay Mr. Schiraldi an additional retainer of $15,000 in cash and $15,000 in options. The number of options equate to $15,000 in expense to United Community, calculated as of the award date, and each option award vests two years from the date of grant.

Currently, all independent directors of United Community also serve on Home Savings’ Board. The directors of Home Savings’ Board do not receive a retainer in addition to that received for service on the United Community Board. Each independent director also receives a fee of $400 per United Community or Home Savings Board meeting attended, and in general, each independent director receives a fee of $400 per United Community or Home Savings Board or management committee meeting attended if he/she is a committee member, or in the case of Board Committees or management committees, $600 per committee meeting attended if he/she is the committee chairperson. The per meeting fee has not been increased by the Board since United Community’s formation in 1998. In 2008, the Board determined that it would only pay one fee to Directors for simultaneous meetings of both the United Community and Home Savings Boards, and that Directors would not be compensated for attendance at brief Board or committee meetings (less than thirty minutes) or for a meeting considered by the Board or applicable committee to be a continuation of a previous meeting.

During 2011, the directors received four awards of restricted shares representing a portion of their annual retainer, with each award equaling $2,500 in restricted shares. As mentioned above, each restricted share award vests one year from the date of grant. All of these awards were made under the United Community 2007 Amended and Restated Long Term Incentive Plan. The Compensation Committee and Board believes that directors should have an ownership interest in United Community and awarding restricted shares and options as part of Board compensation effectively aligns directors and shareholder interests and puts a portion of director compensation at risk. The Compensation Committee and Board contemplate that future equity awards in the form of options or restricted shares will be issued to directors as additional compensation or in lieu of cash compensation.

The table below sets forth the fees earned by or paid to, and the option and restricted share awards granted to, each non-employee director in 2011:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)

Eugenia C. Atkinson	$30,000	$10,000	—	$40,000

Richard J. Buoncore	29,600	10,000	—	39,600

Lee J. Burdman	20,358	6,758	—	27,116

Scott N. Crewson	32,600	10,000	—	42,600

Scott D. Hunter	32,400	10,000	—	42,400

Richard J. Schiraldi	49,000	10,000	$15,000	74,000

David C. Sweet	28,000	10,000	—	38,000

Donald J. Varner	13,000	5,000	—	18,000

(1)	The total number of outstanding (vested and unvested) stock and options awards for each director as of December 31, 2011 is as follows: Ms. Atkinson: 13,385 in restricted shares and 4,000 options; Mr. Buoncore: 13,385 in restricted shares and 4,000 options; Mr. Burdman: 5,203 in restricted shares; Mr. Crewson: 13,385 in restricted shares and 4,000 options; Judge Hunter: 13,385 in restricted shares and 4,000 options; Mr. Schiraldi: 13,385 in restricted shares and 31,834 options; Dr. Sweet: 13,385 in restricted shares and 4,000 options; and Mr. Varner: 9,446 in restricted shares and 4,000 options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Ownership of United Community Shares The following table sets forth information about the only persons known to United Community to own beneficially more than 5% of the outstanding United Community common shares as of April 15, 2012:

Name and address	Amount and nature of beneficial ownership	Percent of shares outstanding

United Community Financial Corp. Employee Stock Ownership Plan 2321 Kochs Lane Quincy, IL 62305	3,052,682(1)	9.3%

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	2,156,605(2)	6.6%

WEDBUSH, Inc. 1000 Wilshire Blvd. Los Angeles, CA 90030	1,651,822(3)	5.0%

(1)	First Bankers Trust Services, Inc., as the Trustee for the United Community Financial Corp. Employee Stock Ownership Plan (the ESOP), has sole investment power over the ESOP shares. The Trustee has no voting power over any of the shares as all of the shares have been allocated to participants.
(2)	Based on Schedule 13G/A, dated February 14, 2012, in which Dimensional Fund Advisors LP reports sole voting power over 2,110,009 shares and sole dispositive power over 2,156,605 of the shares reported.
(3)	Based on Schedule 13G, dated February 15, 2012, in which WEDBUSH, Inc. (“WI”), Eric W. Wedbush, Wedbush Securities, Inc. (“WS”), Wedbush Opportunity Capital, LLC (“WOC”), and Wedbush Opportunity Partners, LP (“WOP”) collectively report beneficial ownership over 1,651,822 shares of United Community. Over which the owner has sole power to vote and sole power to dispose, WI has 213,589 shares, Mr. Wedbush has 379,532 shares, and WS has 142,892 shares. Over which the owner has shared power to vote, WI has 1,573,639 shares, Mr. Wedbush has 1,573,639 shares, WS has 1,573,639 shares, WOC has 826,021 shares, and WOP has 826,021 shares. Over which the owner has shared power to dispose, WI has 1,651,882 shares, Mr. Wedbush has 1,651,882 shares, WS has 1,651,882 shares, WOC has 826,021 shares, and WOP has 826,021 shares.

The following table sets forth information regarding the number of United Community common shares beneficially owned by each director and executive officer as of April 15, 2012:

	Amount and nature of beneficial ownership
Name and address(1)	Sole voting or investment power		Shared voting or investment power		Percent of shares outstanding
Eugenia C. Atkinson	41,634	(2)	0		*
Patrick W. Bevack	363,729	(2)	0		1.1%
Richard J. Buoncore	14,246	(2)	69,810	(4)	*
Lee J. Burdman	8,324		0		*
Scott N. Crewson	44,997	(2)	0		*
Scott D. Hunter	31,506	(2)	0		*
Gregory G. Krontiris	95,337	(2)	0		*
James R. Reske	133,596	(2)	0		*
Richard J. Schiraldi	46,152	(2)	0		*
David C. Sweet	38,056	(2)	0		*
All directors and executive officers as a group (13 persons)	1,177,280	(2)	71,610	(3)	3.6%

*	Less than one percent of the total outstanding.
(1)	Each of the persons listed in this table may be contacted at the address of United Community.
(2)	Includes the following number of shares that may be acquired upon the exercise of options awarded under the United Community 1999 and 2007 Long-Term Incentive Plans: Mr. Bevack – 229,248; Mr. Krontiris – 60,000; Mr. Reske – 60,000; and each of Mrs. Atkinson and Messrs. Buoncore, Crewson, Hunter, Schiraldi and Dr. Sweet – 4,000; and directors and executive officers as a group – 556,881.
(3)	Includes 1,800 shares owned by Mr. Nohra’s spouse.
(4)	Includes 69,502 shares jointly owned with his spouse. Additionally, his son, who shares his household, owns 308 shares with whom Mr. Buoncore shares voting power.

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

Equity Compensation Plan Information

	(a)	(b)	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted stock awards	Weighted - average grant price of restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,992,132	$6.63	59,019	$1.30	1,327,669

Item 13.	Certain Relationships and Related Transactions and Director Independence

Related Person Transactions

Home Savings makes loans to executive officers and directors of United Community and its subsidiaries in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Home Savings, and did not involve more than the normal risk of collectability or present other unfavorable features. All outstanding loans to executive officers and directors are current in their payments.

United Community does not have any related person transactions as defined in Regulation S-K Item 404(a).

Director Independence

The Board has determined that Messrs. Buoncore, Burdman, Crewson, Hunter, Schiraldi and Sweet and Mrs. Atkinson are each considered “independent” because each such director (a) satisfies the independence requirements prescribed by applicable rules of The NASDAQ Stock Market (“NASDAQ”), (b) is a “Non-Employee Director” as defined by Rule 16b-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (c) is an “Outside Director” as defined by Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), and the regulations promulgated thereunder.

Compensation Committee

The Compensation Committee of United Community has the primary responsibility for assisting the Board in discharging its responsibilities relating to the compensation of United Community’s “executive officers,” as defined under applicable federal securities laws and regulations. Thus, the Committee annually recommends the compensation package for the Company’s executive officers (which includes some executive officers of Home Savings) and Named Executive Officers to the Board for its approval. From time to time, the Committee invites certain members of management to attend meetings to discuss the performance of United Community and Home Savings and other matters affecting the compensation of each of the executive officers. Mr. Bevack made no recommendations to the Compensation Committee regarding his own compensation. The current members of the Compensation Committee, all of whom are independent, are Messrs. Buoncore, Crewson, Hunter and Schiraldi (as Ex-Officio Member) and Dr. Sweet. Mr. Crewson is the Chairman of the Compensation Committee. The Compensation Committee met seven times during 2011, but two of those meetings were considered brief and no fee was paid to members.

During 2010, the Compensation Committee engaged Organizational Consulting Group, LLC to consult with the Board and make recommendations regarding the compensation of United Community’s and Home Savings’ executive officers. In doing so, OCG was instructed to conduct a study of the compensation paid to such executive officers in relation to United Community’s peer group and to recommend whether any adjustments should be made to any of the officers’ compensation. The Compensation Committee utilized the compensation study prepared by OCG to establish the 2011 salaries of United Community’s and Home Savings’ executive officers, including Messrs. Bevack, Reske and Krontiris and will maintain the compensation strategy developed to establish the 2012 salaries of United Community’s and Home Savings’ executive officers.

Nominating and Governance Committee

The Nominating and Governance Committee of United Community is responsible for receiving and evaluating recommendations for potential Board members from directors and shareholders, recommending to the Board a slate of director nominees to be elected by shareholders and overseeing governance matters affecting officers and directors of United Community and Home Savings. In selecting nominees, the Nominating and Governance Committee considers the criteria discussed above. The Nominating and Governance Committee evaluates nominations properly submitted by shareholders on the same basis that it considers nominations submitted by directors. The current members of the Nominating and Governance Committee, all of whom are independent, are Mrs. Atkinson, Messrs. Hunter and Schiraldi and Dr. Sweet. Mrs. Atkinson is the Chairwoman of the Nominating and Governance Committee. The Nominating and Governance Committee met three times during 2011, but one of those meetings was considered brief and no fee was paid to members.

Item 14.	Principal Accounting Fees and Services

The Audit Committee is responsible for, among other things, engaging an accounting firm to audit United Community’s financial statements and internal control over financial reporting. The independent accountants may not provide the non-audit services described in Section 10A(g) of the Exchange Act. The independent accountants may provide other non-audit services, including tax services, if, and only if, approved in advance by the Audit Committee. The Audit Committee may delegate to a subcommittee its authority to approve audit and non-audit services, provided that decisions of the subcommittee are presented to the full Audit Committee for action at its next meeting.

The aggregate fees billed by Crowe Horwath LLP to United Community for the years ended December 31, 2011 and 2010 are shown in the table below. All services related to these fees were approved in advance by the Audit Committee.

	2011	2010
Audit Fees	$326,040	$330,900
Audit-Related Fees(1)	16,700	12,900
Tax Fees(2)	100,705	45,875
All Other Fees(3)	5,439	—

(1)	Includes fees for the accounting treatment of strategic initiatives.
(2)	Includes fees for services related to the preparation of various federal, state and local income tax returns and various consulting services.
(3)	Includes fees for services related to the internal audit database and licenses.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	Exhibits

(1)	The Financial Statements are included in Item 8 to this Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

10	Material Contracts

11	Statement Regarding Computation of Per Share Earnings

20	Proxy Statement for 2011 Annual Meeting of Shareholders

21	Subsidiaries of Registrant

23	Crowe Horwath LLP Consent

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

31.3	Section 302 Certification by Chief Executive Officer

31.4	Section 302 Certification by Chief Financial Officer

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

/S/ Patrick W. Bevack
Patrick W. Bevack Chief Executive Officer, Principal Executive Officer and Director
(Duly Authorized Representative)

Date: April 27, 2012

INDEX TO EXHIBITS

Exhibit Number

3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) with the Securities and Exchange Commission (SEC), Exhibit 3.1

3.2	Amended Code of Regulations	Incorporated by reference to the 1998 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2

10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1

10.2	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.2

10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Gregory G. Krontiris dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.3

10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Jude J. Nohra dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.4

10.5	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and James R. Reske dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.5

10.6	Amended and Restated United Community 1999 Long -Term Incentive Plan	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.8

10.7	Amended and Restated United Community 2007 Long-Term Incentive Plan	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.9

10.8	2010 Director Sub-Plan to the Amended and Restated United Community 2007 Long -Term Incentive Plan	Incorporated by reference to the Third Quarter 2010 form 10-Q filed by United Community on November 12, 2010 via Edgar, film number 101187428, Exhibit 10.1

10.9	Executive Incentive Plan	Incorporated by reference to the 8-K filed by United Community on July 21, 2009 via Edgar, film number 09955685

10.10	Holding Company Order	Incorporated by reference to the 8-K filed by United Community on August 13, 2008 via Edgar, film number 081011722 Exhibit 10.1

10.11	Amendment to the Holding Company Order	Incorporated by reference to the Third Quarter 2010 form 10-Q filed by United Community on November 12, 2010 via Edgar, film number 101187428, Exhibits 10.2 and 10.3

10.12	Bank Order	Incorporated by reference to the 8-K filed by United Community on August 13, 2008 via Edgar, film number 081011722 Exhibit 10.2

10.13	2011 Executive Incentive Plan	Incorporated by reference to the 8-K filed by United Community on May 4, 2011 via Edgar, film number 11811040 Exhibit 10.1

10.14	Stay Bonus Plan	Incorporated by reference to the 8-K filed by United Community on May 4, 2011 via Edgar, film number 11811040 Exhibit 10.2

11	Statement Regarding Computation of Per Share Earnings	Incorporated by reference to Note 23 to the Consolidated Financial Statements included in Item 8 herein

20	Proxy Statement for 2011 Annual Meeting of Shareholders	Incorporated by reference to the Proxy Statement, to be filed with the Securities and Exchange Commission on or about April 29, 2012

21	Subsidiaries of Registrant	Incorporated by reference to the 2011 10-K filed by United Community on March 15, 2012 via Edgar, film number 12695424 (2011 10-K), Exhibit 21

23	Crowe Horwath LLP Consent	Incorporated by reference to the 2011 10-K, Exhibit 23

31.1	Section 302 Certification by Chief Executive Officer for Registrant’s 2011 Form 10-K	Incorporated by reference to the 2011 10-K, Exhibit 31.1

31.2	Section 302 Certification by Chief Financial Officer for Registrant’s 2011 Form 10-K	Incorporated by reference to the 2011 10-K, Exhibit 31.2

31.3	Section 302 Certification by Chief Executive Officer

31.4	Section 302 Certification by Chief Financial Officer

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer	Incorporated by reference to the 2011 10-K, Exhibit 32

101	Interactive Data File	Incorporated by reference to the 2011 10-K, Exhibit 101