Form 10-Q
period 2012-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2012-05-08
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

UNITED COMMUNITY FINANCIAL CORP.

(Exact name of the registrant as specified in its charter)

OHIO	0-024399	34-1856319
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer I.D. No.)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,884,741 common shares as of April 30, 2012.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$24,557	$26,573
Federal funds sold	20,361	27,563

Total cash and cash equivalents	44,918	54,136
Securities:
Available for sale, at fair value	530,283	459,598
Loans held for sale	17,504	12,727
Loans, net of allowance for loan losses of $34,523 and $42,271	1,325,101	1,379,276
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	20,845	19,175
Accrued interest receivable	6,622	6,741
Real estate owned and other repossessed assets	29,057	33,486
Core deposit intangible	317	346
Cash surrender value of life insurance	28,603	28,354
Other assets	12,250	10,384

Total assets	$2,041,964	$2,030,687

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,407,704	$1,440,448
Noninterest bearing	164,155	148,049

Total deposits	1,571,859	1,588,497
Borrowed funds:
Federal Home Loan Bank advances	164,116	128,155
Repurchase agreements and other	90,613	90,618

Total borrowed funds	254,729	218,773
Advance payments by borrowers for taxes and insurance	14,767	23,282
Accrued interest payable	688	610
Accrued expenses and other liabilities	9,907	10,780

Total liabilities	1,851,950	1,841,942

Shareholders’ Equity:
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 32,876,453 and 32,597,762 shares, respectively, outstanding	128,026	128,031
Retained earnings	111,727	110,681
Accumulated other comprehensive income	2,149	5,032
Treasury stock, at cost, 4,928,004 and 5,206,695 shares, respectively	(51,888)	(54,999)

Total shareholders’ equity	190,014	188,745

Total liabilities and shareholders’ equity	$2,041,964	$2,030,687

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Interest income
Loans	$17,656	$22,510
Loans held for sale	100	66
Available for sale securities	3,494	2,847
Federal Home Loan Bank stock dividends	300	300
Other interest earning assets	12	9

Total interest income	21,562	25,732
Interest expense
Deposits	4,032	6,331
Federal Home Loan Bank advances	732	825
Repurchase agreements and other	919	922

Total interest expense	5,683	8,078

Net interest income	15,879	17,654
Provision for loan losses	680	2,192

Net interest income after provision for loan losses	15,199	15,462

Non-interest income
Non-deposit investment income	541	354
Service fees and other charges	2,317	1,453
Net gains (losses):
Securities available for sale	414	1,313
Other-than-temporary loss in equity securities
Total impairment loss	—	(10)
Loss recognized in other comprehensive income	—	—

Net impairment loss recognized in earnings	—	(10)
Mortgage banking income	1,471	622
Real estate owned and other repossessed assets	(729)	(992)
Other income	1,077	1,248

Total non-interest income	5,091	3,988

Non-interest expense
Salaries and employee benefits	8,333	7,684
Occupancy	799	905
Equipment and data processing	1,689	1,694
Franchise tax	438	469
Advertising	141	121
Amortization of core deposit intangible	29	37
Deposit insurance premiums	1,109	1,405
Professional fees	880	962
Real estate owned and other repossessed asset expenses	702	873
Other expenses	2,374	2,338

Total non-interest expenses	16,494	16,488

Income before income taxes	3,796	2,962
Income tax expense	—	—

Net income	$3,796	$2,962

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
Net income	$3,796	$2,962
Other comprehensive income
Unrealized losses on securities, net	(2,883)	(1,773)

Comprehensive income	$913	$1,189

Earnings per share
Basic	$0.12	$0.10
Diluted	0.12	0.10

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars thousands, except per share data)
Balance December 31, 2011	32,598	$128,031	$110,681	$5,032	$(54,999)	$188,745
Comprehensive income:
Net income			3,796			3,796
Comprehensive income (loss)				(2,883)		(2,883)
Stock based compensation	278	(5)	(2,750)		3,111	356

Balance March 31, 2012	32,876	$128,026	$111,727	$2,149	$(51,888)	$190,014

Balance December 31, 2010	30,938	$142,318	$111,049	$(4,778)	$(72,534)	$176,055
Comprehensive income:
Net income			2,962			2,962
Comprehensive income (loss)				(1,773)		(1,773)
Stock based compensation	13	86	(100)		141	127

Balance March 31, 2011	30,951	$142,404	$113,911	$(6,551)	$(72,393)	$177,371

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$3,796	$2,962
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	680	2,192
Mortgage banking income	(1,471)	(622)
Net losses on real estate owned and other repossessed assets sold	729	992
Net gain on available for sale securities sold	(414)	(1,313)
Net gains on other assets sold	—	(10)
Other than temporary impairment of securities available for sale	—	10
Amortization of premiums and accretion of discounts	1,518	428
Depreciation and amortization	389	453
Decrease in interest receivable	119	36
Increase in interest payable	78	96
(Increase) decrease in prepaid and other assets	(2,652)	408
(Decrease) increase in other liabilities	(873)	292
Stock based compensation	356	127
Net principal disbursed on loans originated for sale	(74,987)	(36,760)
Proceeds from sale of loans originated for sale	70,294	45,721
Net change in interest rate caps	287	—

Net cash from operating activities	(2,151)	15,012
Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	20,315	10,703
Proceeds from sale of:
Securities available for sale	30,106	63,202
Real estate owned and other repossessed assets	5,107	4,978
Premises and equipment	—	10
Loans held for investment	1,388	—
Purchases of:
Securities available for sale	(124,695)	(26,858)
Principal disbursed on loans, net of repayments	50,281	19,913
Loans purchased	(67)	(1,338)
Purchases of premises and equipment	(305)	(129)

Net cash from investing activities	(17,870)	70,481
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	73,320	28,462
Net decrease in certificates of deposit	(89,958)	(5,720)
Net decrease in advance payments by borrowers for taxes and insurance	(8,515)	(7,449)
Proceeds from Federal Home Loan Bank advances	156,000	33,000
Repayment of Federal Home Loan Bank advances	(120,039)	(134,864)
Net change in repurchase agreements and other borrowed funds	(5)	2,649

Net cash from financing activities	10,803	(83,922)

Change in cash and cash equivalents	(9,218)	1,571
Cash and cash equivalents, beginning of period	54,136	37,107

Cash and cash equivalents, end of period	$44,918	$38,678

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

United Community Financial Corp. (United Community or the Company) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings. Home Savings, a state-chartered savings bank, conducts business from its main office located in Youngstown, Ohio, 34 full-service branches and eight loan production offices located throughout Ohio and western Pennsylvania.

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

The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011, contained in United Community’s Form 10-K for the year ended December 31, 2011.

Some items in the prior year financial statements were reclassified to conform to the current presentation. These reclassifications had no effect on prior period net income or shareholders’ equity.

2.	REGULATORY ENFORCEMENT ACTION

United Community is a unitary thrift holding company, and historically was subject to regulation, examination and oversight by the OTS. United Community was notified that as of July 21, 2011, it had ceased to be regulated by the Office of Thrift Supervision (OTS) and is now regulated by the Federal Reserve Bank (FRB) as a result of the elimination of the OTS pursuant to the Dodd-Frank Wall Street Reform and Consumer Protections Act (the Dodd-Frank Act). On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order with the OTS (the “Holding Company Order”). Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Bank Order”) with the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (the “Ohio Division”), Home Savings’ state regulator, which was terminated as of March 30, 2012 and replaced with a Consent Order (the “Consent Order”), as described below. Although United Community and Home Savings have agreed to the issuance of the Holding Company Order and the Bank Order, respectively, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC or the Ohio Division.

The Holding Company Order requires United Community to obtain FRB approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The Holding Company Order also required United Community to develop a debt reduction plan and submit the plan to the OTS for approval. The Holding Company Order remains in effect and was amended November 5, 2010. This amendment removed the requirement in the original Holding Company Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. The capital plan is consistent with and incorporated into the strategic planning process that Home Savings undertook when the Bank Order was issued. The capital plan was submitted to the OTS in December 2010 and a revised capital plan was submitted to the FRB, FDIC and Ohio Division in December 2011.

In keeping with its capital plan, the Company engaged an investment banking advisory firm, in June 2011, to advise the board and management on the Company’s strategic alternatives, including raising outside capital. The majority of any capital raised by United Community will be contributed to Home Savings, with the remainder to be used for general corporate purposes. Home Savings may then utilize the capital to accelerate the disposition of certain performing and nonperforming loans and meet the capital requirements of the Consent Order. The type, timing, amount and terms of possible securities that would be issued in such an offering have yet to be finalized.

On March 30, 2012, Home Savings entered into a consent agreement with the FDIC and the Ohio Division that provided for the issuance of the Bank Order by the FDIC and Ohio Division. Immediately following the issuance of the Consent Order, the FDIC and Ohio Division terminated the previous Bank Order issued by the FDIC and Ohio Division on August 13, 2008.

The Consent Order requires Home Savings, within specified timeframes, to take or refrain from certain actions, including that it shall: (i) continue to retain qualified management; (ii) seek regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extend additional credit to classified borrowers; (iv) revise its plan to reduce its classified assets, and, within six months, reduce total adversely classified assets to 75% of the level of classified assets as of May 31, 2011, or $219.0 million and, within twelve months, to 50% of the level of classified assets as of May 31, 2011, or $146.0 million; (v) establish a comprehensive policy and methodology for determining the adequacy of the ALLL; (vi) adopt plans to reduce its classified assets and delinquent loans; (vii) adopt a plan to reduce certain loan concentrations; (viii) amend its strategic plan and budget and profit plan; (ix) increase its Tier 1 Leverage Capital Ratio to 9% and its Total Risk Based Capital Ratio to 12% by June 30, 2012, and revise its capital plan to achieve such capital levels; and (x) seek regulatory approval prior to declaring or paying any cash dividend.

A failure to comply with the provisions of the Consent Order could result in additional enforcement actions by the FDIC or the Ohio Division.

The regulators, at their discretion, have the ability to place additional requirements on both the Bank and Holding Company.

3.	RECENT ACCOUNTING DEVELOPMENTS

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented either in a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment had no impact on the consolidated financial statements.

4.	STOCK COMPENSATION

Stock Options:

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 4,629 stock options granted in the first quarter of 2012, all of which become exercisable on January 5, 2014. There were 3,866 stock options granted in the first quarter of 2011, all of which become exercisable on January 6, 2013. There were 12,746 stock options granted in the second quarter of 2011, 4,000 of which become exercisable on December 31, 2011, 4,000 of which become exercisable on December 31, 2012 and the remaining 4,746 of which become exercisable on April 7, 2013. There were 4,411 shares granted in the third quarter of 2011, all of which become exercisable on July 7, 2013. There were 4,687 stock options granted in the fourth quarter of 2011, all of which become exercisable on October 6, 2013. The options must be exercised within 10 years from the date of grant.

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

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $3,878 in stock option expenses for the three months ended March 31, 2012. The Company expects to recognize additional expense of $12,417 for the remainder of 2012.

A summary of activity in the plans is as follows:

	For the three months ended March 31, 2012
	Shares	Weighted average exercise price	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	1,992,132	$6.63
Granted	4,629	1.29
Exercised	—	—
Forfeited	(296,290)	7.23

Outstanding at end of period	1,700,471	$6.51	$347

Options exercisable at end of period	1,668,637	$6.61	$312

Information related to the stock option plans for the three months ended March 31, 2012 follows:

March 31, 2012
Intrinsic value of options exercised	n/a
Cash received from option exercises	n/a
Tax benefit realized from option exercises	n/a
Weighted average fair value of options granted, per share	$0.81

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

The fair value of options granted during the first quarter 2012 was determined using the following weighted-average assumptions as of the grant date.

January 5, 2012
Risk-free interest rate	0.88%
Expected term (years)	5
Expected stock volatility	78.0
Dividend yield	—%

Outstanding stock options have a weighted average remaining life of 4.59 years and may be exercised in the range of $1.20 to $12.38.

Restricted Stock Awards:

The 2007 Plan permits the issuance of awards to nonemployee directors. Compensation expense is recognized over the vesting period of the awards based on the market value of the shares at the issue date. A total of 381,338 restricted shares have been issued under the 2007 Plan; 296,759 of which were issued in 2012, 62,768 of which were issued in 2011 and 39,879 of which were issued in 2010. 141,600 shares granted in 2012 vested immediately. The remaining 141,600 shares granted in 2012 vest equally over the remaining three quarters ending June 30, 2012, September 30, 2012 and December 31, 2012. Restricted shares aggregating 13,559 issued in 2012 and those shares issued in 2011 and 2010 vest on the first anniversary of the grant date. Expenses related to restricted stock awards are included with salaries and employee benefits. The cost will be recognized over an average period of one year. The Company recognized approximately $376,000 in restricted stock award expenses for the three months ended March 31, 2012. The Company expects to recognize additional expenses of approximately $289,000 for the remainder of 2012.

A summary of changes in the Company’s nonvested restricted shares for the first quarter 2012 is as follows:

	Shares	Weighted average grant date fair value
Nonvested shares at January 1, 2012	59,019	$1.30
Granted	278,691	1.30
Vested	(176,753)	1.30

Nonvested shares at March 31, 2012	160,957	$1.30

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	March 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$84,746	$184	$(533)	$84,397
Equity securities	114	174	—	288
Mortgage-backed GSE securities: residential	442,768	3,025	(195)	445,598

Total	$527,628	$3,383	$(728)	$530,283

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$50,003	$797	$—	$50,800
Equity securities	114	149	—	263
Mortgage-backed GSE securities: residential	403,943	4,592	—	408,535

Total	$454,060	$5,538	$—	$459,598

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	March 31, 2012
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	84,746	84,397
Mortgage-backed GSE securities: residential	442,768	445,598

Total	$527,514	$529,995

Securities pledged for the Company’s investment in VISA stock were approximately $5.6 million at March 31, 2012 and $5.7 million at December 31, 2011. Securities pledged for participation in the Ohio Linked Deposit Program were approximately $416,000 and $418,000 at March 31, 2012 and December 31, 2011, respectively. Securities sold under an agreement to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $112.3 million at March 31, 2012, and $115.4 million at December 31, 2011.

The following table summarizes the investment securities with unrealized losses at March 31, 2012 by aggregated major security type and length of time in a continuous unrealized loss position:

	March 31, 2012
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and government sponsored entities’ securities	$36,080	$(533)	$—	$—	$36,080	$(533)
Mortgage-backed securities GSE issued: residential	40,762	(195)	—	—	40,762	(195)

Total	$76,842	$(728)	$—	$—	$76,842	$(728)

All of the U.S. Treasury and government sponsored entities’ securities that are temporarily impaired at March 31, 2012, are impaired due to the current level of interest rates. All of these securities continue to pay on schedule and management expects to receive all principal and interest owed on the securities.

United Community had no securities available for sale in an unrealized loss position at December 31, 2011.

Proceeds from sales of securities available for sale were $30.1 million and $63.2 million for the three months ended March 31, 2012 and 2011, respectively. Gross gains of $414,000 and $1.3 million and no gross losses were realized on these sales during the first quarter of 2012 and 2011, respectively.

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

As of March 31, 2012, the Company’s security portfolio consisted of 59 securities, 8 of which were in an unrealized loss position totaling approximately $728,000.

6.	LOANS

Portfolio loans consist of the following:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Real Estate:
One-to four-family residential	$649,000	$667,375
Multi-family residential	114,493	120,991
Nonresidential	263,891	276,198
Land	19,735	23,222
Construction:
One-to four-family residential and land development	49,311	59,339
Multi-family and nonresidential	4,527	4,528

Total real estate	1,100,957	1,151,653
Consumer
Home equity	187,916	191,827
Auto	8,318	8,933
Marine	5,604	5,900
Recreational vehicles	26,312	28,530
Other	2,858	3,207

Total consumer	231,008	238,397
Commercial
Secured	21,793	25,120
Unsecured	4,641	5,026

Total commercial	26,434	30,146

Total loans	1,358,399	1,420,196

Less:
Allowance for loan losses	34,523	42,271
Deferred loan costs, net	(1,225)	(1,351)

Total	33,298	40,920

Loans, net	$1,325,101	$1,379,276

The Consent Order requires Home Savings to adopt and implement plans to reduce loan concentrations in nonowner-occupied commercial real estate loans and in construction, land development and land loans.

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011 and activity for the three months ended March 31, 2012 and 2011.

Allowance For Loan Losses

(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
March 31, 2012
Beginning balance	$31,323	$4,493	$4,576	$1,879	$—	$42,271
Provision	(1,537)	523	1,131	563	—	680
Chargeoffs	(5,356)	(2,144)	(860)	(424)	—	(8,784)
Recoveries	171	46	115	24	—	356

Net chargeoffs	(5,185)	(2,098)	(745)	(400)	—	(8,428)

Ending balance	$24,601	$2,918	$4,962	$2,042	$—	$34,523

Period-end amount allocated to:
Loans individually evaluated for impairment	$4,506	$1,569	$19	$181	$—	$6,275
Loans collectively evaluated for impairment	20,095	1,349	4,943	1,861	—	28,248

Ending balance	$24,601	$2,918	$4,962	$2,042	$—	$34,523

Period-end balances:
Loans individually evaluated for impairment	$107,656	$24,562	$5,617	$3,106	$—	$140,941
Loans collectively evaluated for impairment	939,463	29,276	225,391	23,328	—	1,217,458

Ending balance	$1,047,119	$53,838	$231,008	$26,434	$—	$1,358,399

Allowance For Loan Losses

(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
March 31, 2011
Beginning balance	$28,066	$8,533	$5,260	$9,024	$—	$50,883
Provision	1,554	(464)	592	510	—	2,192
Chargeoffs	(2,878)	(2,352)	(1,030)	(966)	—	(7,226)
Recoveries	249	57	174	86	—	566

Net chargeoffs	(2,629)	(2,295)	(856)	(880)	—	(6,660)

Ending balance	$26,991	$5,774	$4,996	$8,654	$—	$46,415

December 31, 2011
Period-end amount allocated to:
Loans individually evaluated for impairment	$8,275	$3,102	$236	$210	$—	$11,823
Loans collectively evaluated for impairment	23,048	1,391	4,340	1,669	—	30,448

Ending balance	$31,323	$4,493	$4,576	$1,879	$—	$42,271

Period-end balances:
Loans individually evaluated for impairment	$115,290	$30,587	$3,734	$3,956	$—	$153,567
Loans collectively evaluated for impairment	972,496	33,280	234,663	26,190	—	1,266,629

Ending balance	$1,087,786	$63,867	$238,397	$30,146	$—	$1,420,196

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any chargeoffs or partial chargeoffs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

The following table presents loans individually evaluated for impairment by class of loans as of and for the quarter ended March 31, 2012:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded Permanent real estate
One-to four-family residential	$32,370	$28,522	$—	$26,423	$139	$209
Multifamily residential	4,840	3,871	—	4,143	10	51
Nonresidential	31,560	29,180	—	27,261	105	207
Land	7,822	6,260	—	6,727	8	16

Total	76,592	67,833	—	64,554	262	483
Construction loans
One-to four-family residential	17,006	10,310	—	13,199	43	82
Multifamily and nonresidential	707	—	—	—	—	—

Total	17,713	10,310	—	13,199	43	82
Consumer loans
Home Equity	5,954	4,415	—	2,410	39	51
Auto	74	53	—	64	—	1
Marine	371	357	—	89	—	5
Recreational vehicle	1,094	749	—	214	—	10
Other	7	7	—	7	—	—

Total	7,500	5,581	—	2,784	39	67
Commercial loans
Secured	2,670	1,834	—	1,708	7	42
Unsecured	23,397	756	—	496	6	13

Total	26,067	2,590	—	2,204	13	55

Total	$127,872	$86,314	$—	$82,741	$357	$687

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded Permanent real estate
One-to four-family residential	$1,177	$630	$51	$2,882	$—	$7
Multifamily residential	4,072	2,375	158	2,617	—	15
Nonresidential	37,594	34,043	3,993	37,846	193	370
Land	4,657	2,775	304	3,595	—	—

Total	47,500	39,823	4,506	46,940	193	392
Construction loans
One-to four-family residential	31,596	14,252	1,569	20,505	5	17
Multifamily and nonresidential	—	—	—	—	—	—

Total	31,596	14,252	1,569	20,505	5	17
Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	121	—	—
Recreational vehicle	88	36	19	18	—	—
Other	—	—	—	—	—	—

Total	88	36	19	139	—	—
Commercial loans
Secured	865	516	181	3,857	1	2
Unsecured	—	—	—	452	—	—

Total	865	516	181	4,309	1	2

Total	80,049	54,627	6,275	71,893	199	411

Total	$207,921	$140,941	$6,275	$154,634	$556	$1,098

The following table presents loans individually evaluated for impairment by class of loans as of and for the quarter ended March 31, 2011:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded Permanent real estate
One-to four-family residential	$25,702	$121	$175
Multifamily residential	2,633	—	43
Nonresidential	19,924	93	244
Land	5,810	11	22

Total	54,069	225	484
Construction loans
One-to four-family residential	20,901	27	87
Multifamily and nonresidential	382	—	—

Total	21,283	27	87
Consumer loans
Home Equity	1,344	2	9
Auto	62	—	2
Marine	—	—	—
Recreational vehicle	47	—	1
Other	7	—	—

Total	1,460	2	12
Commercial loans
Secured	1,583	7	8
Unsecured	386	—	10

Total	1,969	7	18

Total	$78,781	$261	$601

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded Permanent real estate
One-to four-family residential	$1,029	$—	$9
Multifamily residential	7,498	—	10
Nonresidential	40,696	264	367
Land	425	—	4

Total	49,648	264	390
Construction loans
One-to four-family residential	26,088	59	94
Multifamily and nonresidential	—	—	—

Total	26,088	59	94
Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	—	—	—
Commercial loans
Secured	5,051	118	118
Unsecured	3,460	—	12

Total	8,511	118	130

Total	$84,247	$441	$614

Total	$163,028	$702	$1,215

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded Permanent real estate
One-to four-family residential	$32,372	$28,566	$—
Multifamily residential	5,112	4,205	—
Nonresidential	29,120	28,327	—
Land	9,213	7,290	—

Total	75,817	68,388	—
Construction loans
One-to four-family residential	19,081	12,532	—
Multifamily and nonresidential	707	—	—

Total	19,788	12,532	—
Consumer loans
Home Equity	4,908	3,139	—
Auto	80	59	—
Marine	—	—	—
Recreational vehicle	26	11	—
Other	7	7	—

Total	5,021	3,216	—
Commercial loans
Secured	3,875	3,084	—
Unsecured	22,716	371	—

Total	26,591	3,455	—

Total	$127,217	$87,591	$—

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With a specific allowance recorded Permanent real estate
One-to four-family residential	$2,487	$1,721	$152
Multifamily residential	4,077	2,387	187
Nonresidential	42,201	38,176	6,127
Land	5,074	4,618	1,809

Total	53,839	46,902	8,275
Construction loans
One-to four-family residential	35,759	18,055	3,102
Multifamily and nonresidential	—	—	—

Total	35,759	18,055	3,102
Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	482	482	218
Recreational vehicle	88	36	18
Other	—	—	—

Total	570	518	236
Commercial loans
Secured	776	427	136
Unsecured	105	74	74

Total	881	501	210

Total	91,049	65,976	11,823

Total	$218,266	$153,567	$11,823

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of March 31, 2012:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of March 31, 2012

(Dollars in thousands)

	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$23,721	$—
Multifamily residential	5,411	—
Nonresidential	41,871	—
Land	8,472	—

Total	79,475	—

Construction Loans
One-to four-family residential	22,199	256
Multifamily and nonresidential	—	—

Total	22,199	256

Consumer Loans
Home Equity	4,264	47
Auto	128	—
Marine	351	—
Recreational vehicle	1,353	—
Other	22	—

Total	6,118	47

Commercial Loans
Secured	1,594	—
Unsecured	219	—

Total	1,813	—

Total	$109,605	$303

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2011

(Dollars in thousands)

	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$26,637	$—
Multifamily residential	5,860	—
Nonresidential	42,902	—
Land	11,142	—

Total	86,541	—

Construction Loans
One-to four-family residential	27,104	—
Multifamily and nonresidential	—	—

Total	27,104	—

Consumer Loans
Home Equity	4,198	39
Auto	170	—
Marine	479	—
Recreational vehicle	1,725	—
Other	9	—

Total	6,581	39

Commercial Loans
Secured	2,483	—
Unsecured	347	—

Total	2,830	—

Total	$123,056	$39

The following tables present an age analysis of past-due loans, segregated by class of loans as of March 31, 2012:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$2,559	$1,557	$16,802	$20,918	$628,082	$649,000
Multifamily residential	632	911	4,801	6,344	108,149	114,493
Nonresidential	2,380	437	37,884	40,701	223,190	263,891
Land	411	—	7,942	8,353	11,382	19,735

Total	5,982	2,905	67,429	76,316	970,803	1,047,119

Construction Loans
One-to four-family residential	—	192	20,019	20,211	29,100	49,311
Multifamily and nonresidential	—	—	—	—	4,527	4,527

Total	—	192	20,019	20,211	33,627	53,838

Consumer Loans
Home Equity	781	1,437	2,658	4,876	183,040	187,916
Auto	35	2	73	110	8,208	8,318
Marine	614	175	176	965	4,639	5,604
Recreational vehicle	1,274	612	725	2,611	23,701	26,312
Other	3	9	21	33	2,825	2,858

Total	2,707	2,235	3,653	8,595	222,413	231,008

Commercial Loans
Secured	52	4	246	302	21,491	21,793
Unsecured	39	122	109	270	4,371	4,641

Total	91	126	355	572	25,862	26,434

Total	$8,780	$5,458	$91,456	$105,694	$1,252,705	$1,358,399

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2011:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$2,878	$1,928	$20,124	$24,930	$642,445	$667,375
Multifamily residential	1,405	—	4,564	5,969	115,022	120,991
Nonresidential	6,820	971	41,151	48,942	227,256	276,198
Land	167	530	9,705	10,402	12,820	23,222

Total	11,270	3,429	75,544	90,243	997,543	1,087,786

Construction Loans
One-to four-family residential	979	1,718	24,608	27,305	32,034	59,339
Multifamily and nonresidential	—	—	—	—	4,528	4,528

Total	979	1,718	24,608	27,305	36,562	63,867

Consumer Loans
Home Equity	1,485	601	2,749	4,835	186,992	191,827
Auto	73	13	87	173	8,760	8,933
Marine	184	—	479	663	5,237	5,900
Recreational vehicle	867	754	1,044	2,665	25,865	28,530
Other	57	1	7	65	3,142	3,207

Total	2,666	1,369	4,366	8,401	229,996	238,397

Commercial Loans
Secured	554	—	96	650	24,470	25,120
Unsecured	69	—	237	306	4,720	5,026

Total	623	—	333	956	29,190	30,146

Total	$15,538	$6,516	$104,851	$126,905	$1,293,291	$1,420,196

Restructured loans were $50.8 million and $50.9 million at March 31, 2012 and December 31, 2011, respectively. The Company has allocated $2.0 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of March 31, 2012. The Company had allocated $2.0 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2011. Troubled debt restructurings are considered impaired and are included in the table above.

During the period ended March 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of a loan were for periods ranging from six months to 28 years. Modifications involving an extension of the maturity date were for periods ranging from six months to three years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2012:

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
Real Estate Loans
Permanent
One-to four-family	14	$1,956	$1,919
Multifamily residential	6	1,439	1,438
Nonresidential	1	424	424
Land	—	—	—

Total	21	3,819	3,781

Construction Loans
One-to four-family residential	3	853	830
Multifamily and nonresidential	—	—	—

Total	3	853	830

Consumer Loans
Home Equity	22	833	834
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	22	833	834

Commercial Loans
Secured	—	—	—
Unsecured	1	446	446

Total	1	446	446

Total Restructured Loans	47	$5,951	$5,891

The troubled debt restructurings described above increased the allowance for loan losses by $78,000 and resulted in no charge offs during the three months ending March 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ended March 31, 2012:

	Number of loans	Recorded Investment
Real Estate Loans
Permanent
One-to four-family	7	$1,087
Multifamily residential	2	2,212
Nonresidential	3	1,244
Land	2	1,520

Total	14	6,063

Construction Loans
One-to four-family residential	4	179
Multifamily and nonresidential	—	—

Total	4	179

Consumer Loans
Home Equity	5	631
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—

Total	5	631

Commercial Loans
Secured	1	—
Unsecured	—	—

Total	1	—

Total Restructured Loans	24	$6,873

A troubled debt restructuring is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above resulted in chargeoffs of $2.0 million during the period ended March 31, 2012, but had no effect on the provision for loan losses.

The terms of certain other loans were modified during the period ended March 31, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2012 of $6.7 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

In order to determine whether a borrower is experiencing financial difficulty an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy.

Certain loans which were modified during the three months ended March 31, 2012 did not meet the definition of a troubled debt restructuring as the modification was a delay in a payment that was considered to be insignificant, which means they had delays in payment ranging from 180 days to 24 months.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes homogenous loans past due 90 cumulative days, and all non-homogenous loans including commercial loans and commercial real estate loans. Smaller balance homogeneous loans are primarily monitored by payment status.

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

As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

March 31, 2012

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$611,191	$3,300	$34,509	$—	$—	$34,509	$649,000
Multifamily residential	84,591	10,313	19,589	—	—	19,589	114,493
Nonresidential	140,041	23,316	100,534	—	—	100,534	263,891
Land	10,140	1,084	8,511	—	—	8,511	19,735

Total	845,963	38,013	163,143	—	—	163,143	1,047,119

Construction Loans
One-to four-family residential	25,463	1,835	21,984	29	—	22,013	49,311
Multifamily and nonresidential	4,527	—	—	—	—	—	4,527

Total	29,990	1,835	21,984	29	—	22,013	53,838

Consumer Loans
Home Equity	183,172	269	4,475	—	—	4,475	187,916
Auto	8,165	11	142	—	—	142	8,318
Marine	5,247	—	357	—	—	357	5,604
Recreational vehicle	24,867	—	1,445	—	—	1,445	26,312
Other	2,829	—	29	—	—	29	2,858

Total	224,280	280	6,448	—	—	6,448	231,008

Commercial Loans
Secured	18,959	265	2,569	—	—	2,569	21,793
Unsecured	2,597	162	1,882	—	—	1,882	4,641

Total	21,556	427	4,451	—	—	4,451	26,434

Total	$1,121,789	$40,555	$196,026	$29	$—	$196,055	$1,358,399

Loans

December 31, 2011

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$626,072	$4,094	$37,209	$—	$—	$37,209	$667,375
Multifamily residential	90,820	8,392	21,779	—	—	21,779	120,991
Nonresidential	149,314	18,388	108,496	—	—	108,496	276,198
Land	10,475	1,200	11,547	—	—	11,547	23,222

Total	876,681	32,074	179,031	—	—	179,031	1,087,786

Construction Loans
One-to four-family residential	28,396	2,394	28,520	29	—	28,549	59,339
Multifamily and nonresidential	4,528	—	—	—	—	—	4,528

Total	32,924	2,394	28,520	29	—	28,549	63,867

Consumer Loans
Home Equity	187,153	269	4,405	—	—	4,405	191,827
Auto	8,738	12	183	—	—	183	8,933
Marine	5,418	—	482	—	—	482	5,900
Recreational vehicle	26,728	—	1,802	—	—	1,802	28,530
Other	3,192	—	15	—	—	15	3,207

Total	231,229	281	6,887	—	—	6,887	238,397

Commercial Loans
Secured	20,895	263	3,962	—	—	3,962	25,120
Unsecured	2,861	166	1,999	—	—	1,999	5,026

Total	23,756	429	5,961	—	—	5,961	30,146

Total	$1,164,590	$35,178	$220,399	$29	$—	$220,428	$1,420,196

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at March 31, 2012, and December 31, 2011.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Dollars in thousands)
Balance, beginning of year	$6,375	$6,400
Originations	531	433
Amortized to expense	(641)	(529)

Balance, end of period	6,265	6,304
Less valuation allowance	(837)	(144)

Net balance	$5,428	$6,160

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
	(Dollars in thousands)
Balance, beginning of year	$(1,785)	$(285)
Impairment charges	—	—
Recoveries	948	141

Balance, end of period	$(837)	$(144)

Fair value of mortgage servicing rights as of March 31, 2012 was approximately $7.1 million and at December 31, 2011 was approximately $5.9 million.

Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
Weighted average prepayment rate	370 PSA	475 PSA
Weighted average life (in years)	3.74	3.70
Weighted average discount rate	8%	8%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at March 31, 2012 and March 31, 2011 were as follows:

	March 31, 2012	March 31, 2011

	(Dollars in thousands)
Real estate owned and other repossessed assets	$34,959	$49,577
Valuation allowance	(5,902)	(6,704)

End of period	$29,057	$42,873

Activity in the valuation allowance was as follows:

	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Beginning of year	$8,764	$7,332
Additions charged to expense	128	582
Direct write-downs	(2,990)	(1,210)

End of period	$5,902	$6,704

Expenses related to foreclosed and repossessed assets include:

	For the three months ended March 31,
	2012	2011
	(Dollars in thousands)
Net loss on sales	$601	$410
Provision for unrealized losses, net	128	582
Operating expenses, net of rental income	702	873

Total expenses	$1,431	$1,865

9.	OTHER POSTRETIREMENT BENEFIT PLANS

Home Savings sponsors a defined benefit health care plan that was curtailed in 2000, but continues to provide postretirement medical benefits for employees who had worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. The plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding.

Components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Service cost	$—	$—
Interest cost	19	33
Expected return on plan assets	—	—
Net amortization (accretion) of prior service cost	(20)	—
Recognized net actuarial gain	(23)	(19)

Net periodic benefit cost	$(24)	$14

Assumptions used in the valuations were as follows:
Weighted average discount rate	4.00%	5.00%

10.	FAIR VALUE MEASUREMENT

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

United Community uses the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available for sale securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

Impaired loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other real estate owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Special Assets Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with via independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

Mortgage servicing rights: On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts (Level 1), when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).

Loans held for sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Interest rate caps: The Company uses an independent third party that performs a market valuation analysis for interest rate caps. The methodology used consists of a discounted cash flow model, all future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. The curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes from Reuters, which handle up to 30-year swap maturities (Level 3).

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2012 Using:
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$84,397	$—	$84,397	$—
Equity securities	288	288	—	—
Mortgage-backed GSE securities: residential	445,598	—	445,598	—
Interest rate caps	1,646	—	—	1,646

		Fair Value Measurements at December 31, 2011 Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$50,800	$—	$50,800	$—
Equity securities	263	263	—	—
Mortgage-backed GSE securities: residential	408,535	—	408,535	—
Interest rate caps	1,933	—	—	1,933

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2012:

Interest Rate Caps
March 31, 2012
Balance of recurring Level 3 assets at January 1	$1,933
Total gains (losses) for the period
Included in other income	(157)
Included in other comprehensive income	—
Purchases	—
Amortization	(130)
Sales	—

Balance of recurring Level 3 assets at end of period	$1,646

The Company had no interest rate caps as of March 31, 2011.

There were no transfers between Level 2 and Level 3 during 2012 or 2011.

The fair value of interest rate caps was determined using proprietary models from third-party sources taking into account such factors as size of the transaction, the lack of a quoted market and the custom-tailored nature of the transaction. The fair value is inclusive of interest accruals, as applicable.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2012 Using:
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Permanent real estate loans	$35,317	$—	$—	$35,317
Construction loans	12,683	—	—	12,683
Consumer loans	17	—	—	17
Commercial loans	335	—	—	335
Mortgage servicing assets	4,212	—	4,212	—
Other real estate owned, net
Permanent real estate loans	4,689	—	—	4,689
Construction loans	5,851	—	—	5,851

		Fair Value Measurements at December 31, 2011 Using:
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$38,627	$—	$—	$38,627
Construction loans	14,953	—	—	14,953
Consumer loans	282			282
Commercial loans	291	—	—	291
Mortgage servicing assets	3,921	—	3,921	—
Other real estate owned, net:
Permanent real estate loans	7,586	—	—	7,586
Construction loans	7,581	—	—	7,581

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $54.6 million at March 31, 2012, with a specific valuation allowance of $6.3 million. This resulted in a decrease of provision for loan losses of $631,000 during the three months ended March 31, 2012. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $83.9 million at March 31, 2011, with a specific valuation allowance of $12.3 million, resulting in additional provision for loan losses of $5.6 million during three months ended March 31, 2011. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $66.0 million at December 31, 2011, with a specific valuation allowance of $11.8 million, resulting in additional provision for loan losses of $30.8 million during 2011.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

Mortgage servicing rights, carried at fair value, totaled $4.2 million, which is made up of the outstanding balance of $6.3 million, net of valuation allowance. Mortgage servicing rights, carried at fair value totaled $4.6 million, which is made up of the outstanding balance of $6.4 million, net of a valuation allowance of $1.8 million at December 31, 2011, resulting in a net charge of $1.5 million for the year ended December 31, 2011. During the quarter, the Company was able to reduce the amount of the valuation allowance by $948,000. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

Other real estate owned, carried at fair value, which are measured for impairment using the fair value of the property less estimated selling costs, had a carrying amount of $16.4 million, with a valuation allowance of $5.9 million at March 31, 2012. This resulted in additional expenses of $128,000 during the three months ended March 31, 2012. Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $33.5 million, which is made up of the outstanding balance of $42.3 million, net of a valuation allowance of $8.8 million at December 31, 2011, resulting in a write-down of $4.8 million for the year ended December 31, 2011.

In accordance with generally accepted accounting principles, the carrying value and estimated fair values of financial instruments, at March 31, 2012 and December 31, 2011, were as follows:

		Fair Value Measurements at March 31, 2012 Using:
	March 31, 2012 Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$44,918	$44,918	$—	$—
Available for sale securities	530,283	263	529,995	—
Loans held for sale	17,504	—	17,734	—
Loans, net	1,325,101	—	—	1,351,229
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	6,622	—	451	6,171
Interest rate caps	1,646	—	—	1,646
Liabilities:
Deposits:
Checking, savings and money market accounts	(890,402)	(890,402)	—	—
Certificates of deposit	(681,457)	—	(691,631)	—
FHLB advances	(164,116)	—	(172,021)	—
Repurchase agreements and other	(90,613)	—	(102,768)	—
Advance payments by borrowers for taxes and insurance	(14,767)	—	(14,767)	—
Accrued interest payable	(688)	—	(688)	—

	December 31, 2011
	Carrying Value	Fair Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$54,136	$54,136
Available for sale securities	459,598	459,598
Loans held for sale	12,727	13,098
Loans, net	1,379,276	1,402,452
Federal Home Loan Bank stock	26,464	n/a
Accrued interest receivable	6,741	6,741
Interest Rate Caps	1,933	1,933
Liabilities:
Deposits:
Checking, savings and money market accounts	(817,082)	(817,082)
Certificates of deposit	(771,415)	(782,146)
Federal Home Loan Bank advances	(128,155)	(136,727)
Repurchase agreements and other	(90,618)	(103,719)
Advance payments by borrowers for taxes and insurance	(23,282)	(23,282)
Accrued interest payable	(610)	(610)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c) Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

(e) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(f) Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(g) Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(h) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 classification.

(i) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

11.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the three months ended
	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$5,605	$7,982
Supplemental schedule of noncash activities:
Loans transferred from portfolio to held for sale	1,214	—
Transfers from loans to real estate owned and other repossessed assets	3,154	8,507
Transfers from loans to real estate owned to premises and equipment	1,746	—
Transfers from available for sale securities to other assets	—	24,395

12.	SEGMENT INFORMATION

All of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking services.

13.	EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 1,644,503 shares were anti-dilutive for the three months ended March 31, 2012. There were 2,049,844 stock options for shares that were anti-dilutive for the three months ended March 31, 2011.

	Three months ended March 31,
	2012	2011
Net income per consolidated statements of income	$3,796	$2,962
Net earnings allocated to participating securities	(13)	(5)

Net earnings allocated to common stock	$3,783	$2,957

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$—	$—
Undistributed earnings allocated to common stock	3,783	2,957

Net earnings allocated to common stock	$3,783	$2,957

Weighted average common shares outstanding, including shares considered participating securities	32,803	30,937
Less: Average participating securities	(110)	(47)

Weighted average shares	32,693	30,890

Basic earnings per common share	$0.12	$0.10

Diluted earnings per common share computation:
Net earnings allocated to common stock	$3,783	$2,957

Weighted average common shares outstanding for basic earnings per common share	32,693	30,890
Add: Dilutive effects of assumed exercises of stock options	4	2

Weighted average shares and dilutive potential common shares	32,697	30,892

Diluted earnings per common share	$0.12	$0.10

14.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and reflects no change in unrealized gains and losses on postretirement liability. The change includes reclassification of gains on sales of securities of $414,000 and no impairment charges at March 31, 2012, and gains on sales of securities of $1.3 million and impairment charges of $10,000 at March 31, 2011.

Other comprehensive income (loss) components and related tax effects for the three month periods are as follows:

	Three months ended
	March 31, 2012	March 31, 2011
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$(2,469)	$(470)
Reclassification adjustment for gains realized in income	(414)	(1,303)

Net unrealized losses	(2,883)	(1,773)
Tax effect (35%)	—	—

Net of tax amount	$(2,883)	$(1,773)

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at December 31, 2011	Current Period Change	Balance at March 31, 2012
Unrealized gains on securities available for sale	$3,447	$(2,883)	$564
Unrealized gains on post-retirement benefits	1,585	—	1,585

Total	$5,032	$(2,883)	$2,149

15.	REGULATORY CAPITAL REQUIREMENTS

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

	As of March 31, 2012
	Actual		Minimum Capital Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$200,623	15.21%	$158,312	12.00%
Tier 1 capital to risk-weighted assets	183,909	13.94%	*	*
Tier 1 capital to average total assets	183,909	8.96%	164,239	8.00%

	As of March 31, 2012
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$105,542	8.00%	$131,927	10.00%
Tier 1 capital to risk-weighted assets	*	*	79,156	6.00%
Tier 1 capital to average total assets	82,119	4.00%	102,649	5.00%

	As of December 31, 2011
	Actual		Minimum Capital Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$196,710	14.57%	$162,005	12.00%
Tier 1 capital to risk-weighted assets	179,521	13.30%	*	*
Tier 1 capital to average total assets	179,521	8.61%	166,856	8.00%

	As of December 31, 2011
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$108,003	8.00%	$135,004	10.00%
Tier 1 capital to risk-weighted assets	*	*	81,002	6.00%
Tier 1 capital to average total assets	83,428	4.00%	104,285	5.00%

*	Amount/Ratio is not required under the Bank Order or regulations.

As of March 31, 2012 and December 31, 2011, respectively, the FDIC and FRB categorized Home Savings as adequately capitalized pursuant to the Bank Order and OTS Order (as amended) discussed in Note 2. Home Savings cannot be considered well capitalized while it is under a regulatory order that requires it to maintain a specific capital level. The Bank Order requires Home Savings to measure its Tier 1 Leverage Ratio and Total Risk-based Capital Ratio at the end of every quarter.

Pursuant to the Consent Order issued by the FDIC and Ohio Division, Home Savings will need to maintain a Tier 1 Leverage Ratio greater than 9.0% and a Total Risk-based Capital Ratio greater than 12.0% at the end of every quarter beginning with the quarter ending June 30, 2012. If either ratio falls below its limit at the end of any given quarter, then Home Savings must restore its capital ratios to required levels within 90 days, as more fully disclosed in Note 2.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements. Refer to Note 2 for a complete discussion of the regulatory enforcement actions.

16.	INCOME TAXES

Management recorded a valuation allowance against deferred tax assets at March 31, 2012 and December 31, 2011, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	At or For the Three Months Ended March 31,
	2012	2011
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	0.74%	0.55%
Return on average equity (3)	7.89%	6.56%
Interest rate spread (4)	3.11%	3.30%
Net interest margin (5)	3.30%	3.50%
Noninterest expense to average assets	3.23%	3.07%
Efficiency ratio (6)	77.35%	77.12%
Average interest-earning assets to average interest-bearing liabilities	115.63%	112.50%
Capital ratios:
Average equity to average assets	9.41%	8.41%
Equity to assets, end of period	9.31%	8.39%
Tier 1 leverage ratio	8.96%	8.44%
Tier 1 risk-based capital ratio	13.94%	11.75%
Total risk-based capital ratio	15.21%	13.02%
Asset quality ratio:
Nonperforming loans to total loans at end of period (7)	8.29%	9.00%
Nonperforming assets to average assets (8)	6.79%	8.78%
Nonperforming assets to total assets at end of period	6.81%	8.92%
Allowance for loan losses as a percent of loans	2.54%	2.79%
Allowance for loan losses as a percent of nonperforming loans (7)	31.41%	31.82%
Texas ratio (9)	61.98%	84.50%
Total classified assets as a percent of Tier 1 Capital	106.60%	114.82%
Net chargeoffs as a percent of average loans	2.48%	1.63%
Total 90+ days past due as a percent of total loans	6.90%	7.13%
Office data:
Number of full service banking offices	34	38
Number of loan production offices	8	7
Per share data:
Basic earnings (10)	$0.12	$0.10
Diluted earnings (10)	0.12	0.10
Book value (11)	5.78	5.73
Tangible book value (12)	5.77	5.72

Notes:

1.	Ratios for the three month periods are annualized where appropriate
2.	Net income divided by average total assets
3.	Net income divided by average total equity
4.	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities
5.	Net interest income as a percentage of average interest-earning assets
6.	Noninterest expense, excluding the amortization of core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities, other than temporary impairment charges, and gains and losses on foreclosed assets
7.	Nonperforming loans consist of nonaccrual loans, loans past due ninety days and still accruing and restructured loans
8.	Nonperforming assets consist of nonperforming loans and real estate owned and other repossessed assets
9.	Nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses
10.	Net income divided by the number of basic or diluted shares outstanding
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

Comparison of Financial Condition at March 31, 2012 and December 31, 2011

Total assets increased $11.3 million to $2.0 billion at March 31, 2012, compared to December 31, 2011. Contributing to the change was an increase in available for sale securities of $70.7 million, which was partially offset by decreases in net loans of $54.2 million and cash and cash equivalents of $9.2 million.

Net loans decreased $54.2 million during the first three months of 2012. The primary source of the decrease was the overall decline in commercial real estate loans and construction loans. Home Savings has, in the current economic environment, made a conscious effort to decrease its exposure in construction and segments of its commercial real estate loan portfolios.

In the first three months of 2012, the Company sold approximately $26.8 million in securities, recognizing $414,000 in gains on the sales. The Company also purchased securities with a face value of $127.2 million to replace the securities sold during the quarter and also to replace loan balances that continue to decline. The purchases consisted of $72.4 million of mortgage-backed securities and $54.8 million of bullet agencies. The Company continues to focus its purchases of securities on those with longer duration characteristics to partially offset the asset sensitivity that the Company’s balance sheet continues to exhibit. Maturities, paydowns and the change in the unrealized gain on the portfolio accounted for the remainder of the change.

The following table summarizes the trend in the allowance for loan losses as of March 31, 2012:

	Allowance For Loan Losses
	(Dollars in thousands)
Real Estate Loans	December 31, 2011	Provision	Recovery	Chargeoff	March 31, 2012
Permanent
One-to four-family residential	$7,802	$607	$39	$(801)	$7,647
Multifamily residential	2,689	(138)	1	(69)	2,483
Nonresidential	16,801	(1,198)	131	(2,710)	13,024
Land	4,031	(808)	—	(1,776)	1,447

Total	31,323	(1,537)	171	(5,356)	24,601

Construction Loans
One-to four-family residential	4,400	466	46	(2,144)	2,768
Multifamily and nonresidential	93	57	—	—	150

Total	4,493	523	46	(2,144)	2,918

Consumer Loans
Home Equity	2,026	1,262	13	(100)	3,201
Auto	77	(11)	2	(4)	64
Marine	509	(29)	1	(79)	402
Recreational vehicle	1,888	(73)	20	(597)	1,238
Other	76	(18)	79	(80)	57

Total	4,576	1,131	115	(860)	4,962

Commercial Loans
Secured	654	24	20	(46)	652
Unsecured	1,225	539	4	(378)	1,390

Total	1,879	563	24	(424)	2,042

Total	$42,271	$680	$356	$(8,784)	$34,523

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for possible loan losses charged to expense. The allowance for loan losses decreased to $34.5 million at March 31, 2012, from $42.3 million at December 31, 2011, a decrease of $7.7 million. The allowance for loan losses as a percentage of loans was 2.54% at March 31, 2012, compared to 2.79% at December 31, 2011. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables”, and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade applied to specific homogeneous risk pools, plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net chargeoffs or recoveries, among other factors.

The decrease in the allowance for loan losses in the first quarter of 2012 was primarily a result of the level of allowance assigned to the permanent real estate and construction loan portfolios. At March 31, 2012, the allowance assigned to the permanent real estate portfolio aggregated $24.6 million, a decrease of $6.7 million from the previous year. Total permanent outstanding real estate loans were down $40.7 million when compared to December 31, 2011. This decrease was a result of an increased level of runoff of permanent real estate loans in the first quarter of 2012. Included in this decrease are chargeoffs of $5.4 million in the first quarter of 2012.

In the first quarter of 2012, the level of the allowance for loan losses decreased $7.7 million when compared to December 31, 2011. During the three months ended March 31, 2012, the level of net loans charged off exceeded the loan loss provision by approximately $8.1 million. Timing differences can exist between the period in which an initial provision is recognized and the subsequent period in which the loss is confirmed and the resulting chargeoff recognized. As a result, in any given period, it is possible to have chargeoffs exceed the provision for loan losses in the various loan categories. There were three major categories (nonresidential real estate, land real estate and one-to four-family residential construction loans) where the level of chargeoffs exceeded the provision recognized in the first quarter of 2012. In the first quarter of 2012, certain loans were charged off where reserves were established in a previous period.

Net chargeoffs exceeded the loan loss provision by $1.4 million in the nonresidential real estate loan category. This relationship was being impacted by the level of outstanding loans in the category, which declined by $12.3 million since December 31, 2011, thereby reducing the level of the allowance for loan loss. Further impacting the relationship was the chargeoff of twelve nonresidential real estate loans aggregating $2.7 million that were fully reserved at the time of chargeoff.

Net chargeoffs exceeded the loan loss provision by $968,000 for land loans. This was caused by a decline in the principal balance of $3.5 million in this loan category, resulting in a lower provision being required. Additionally, the historical chargeoff factor has also decreased in this category. Further impacting this relationship were chargeoffs of $1.8 million, which were substantially reserved at the time of chargeoff.

One-to four-family residential construction loan net chargeoffs exceeded the loan loss provision by $1.6 million. Net chargeoffs totaled $2.1 million. At December 31, 2011, the Bank had $1.8 million in specific reserves related to the probable incurred losses in connection with these loans. Additionally, the principal balance of loans in this category declined $10.0 million during 2012.

Accordingly, as a result of adequate reserves being established in previous periods, a decline in principal balances outstanding and changes in historical loss factors at March 31, 2012, the level of allowance for loan loss and provision for loan loss required, based on management’s judgment, has declined.

A non-homogeneous loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the strength of guarantors (if any). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the market value of the loan. The following table summarizes the change in impaired loans during the first three months of 2012.

Impaired Loans

(Dollars in thousands)

Real Estate Loans	March 31, 2012	December 31, 2011	Change
Permanent
One-to four-family residential	$29,152	$30,287	$(1,135)
Multifamily residential	6,246	6,592	(346)
Nonresidential	63,223	66,503	(3,281)
Land	9,035	11,908	(2,872)

Total	107,656	115,290	(7,634)

Construction Loans
One-to four-family residential	24,562	30,587	(6,025)
Multifamily and nonresidential	—	—	—

Total	24,562	30,587	(6,025)

Consumer Loans
Home Equity	4,415	3,139	1,276
Auto	53	59	(6)
Boat	357	482	(125)
Recreational vehicle	785	47	738
Other	7	7	—

Total	5,617	3,734	1,883

Commercial Loans
Secured	2,350	3,511	(1,161)
Unsecured	756	445	311

Total	3,106	3,956	(850)

Total Impaired Loans	$140,941	$153,567	$(12,626)

The decrease in impaired loans can largely be attributed to the resolution of loans through principal payments, charge off, sale of the loan or collateral or by Home Savings taking possession of the collateral.

Included in impaired loans above are certain loans Home Savings considers to be troubled debt restructurings (TDR). A loan is considered a TDR if Home Savings grants a concession to the debtor that it would otherwise not consider. The concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. If the debtor is not currently experiencing financial difficulties, but would probably be in payment default in the future without the modification, then this type of restructure could also be considered a TDR.

A TDR may include, but is not necessarily limited to, one or a combination of the following:

•	Modification of the terms of a debt, such as one or a combination of:

•	Reduction of the stated interest rate for the remaining original life of the loan;

•	Extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk;

•	Reduction of the face amount or maturity amount of the loan as stated in the instrument or other agreement; or

•	Reduction of accrued interest.

•

Transfer from the borrower to Home Savings of receivables from third parties, real estate, or other assets to fully or partially satisfy a debt (including a transfer resulting from foreclosure or repossession).

•

Issuance or other granting of an equity interest to Home Savings by the borrower to satisfy fully or partially a loan unless the equity interest is granted pursuant to existing terms for converting the debt into an equity interest.

A debt restructuring is not necessarily a TDR for purposes of this definition even if the borrower is experiencing some financial difficulties. A TDR is not involved if:

•	the fair value of cash, other assets, or an equity interest accepted by Home Savings from a borrower in full satisfaction of its loan at least equals the recorded investment in the loan;

•	the fair value of cash, other assets, or an equity interest transferred by a borrower to Home Savings in full settlement of its loan at least equals the carrying amount of the loan;

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

The change in TDRs for the three months ended March 31, 2012 is as follows:

Troubled Debt Restructurings

	March 31, 2012	December 31, 2011	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$16,784	$16,648	$136
Multifamily residential	3,675	3,273	402
Nonresidential	19,590	19,666	(76)
Land	2,256	3,325	(1,069)

Total	42,305	42,912	(607)

Construction Loans
One-to four-family residential	2,949	2,936	13
Multifamily and nonresidential	—	—	—

Total	2,949	2,936	13

Consumer Loans
Home Equity	3,317	1,895	1,422
Auto	19	21	(2)
Marine	—	—	—
Recreational vehicle	—	—	—
Other	7	7	0

Total	3,343	1,923	1,420

Commercial Loans
Secured	1,735	3,073	(1,338)
Unsecured	486	54	432

Total	2,221	3,127	(906)

Total Restructured Loans	$50,818	$50,898	($80)

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. TDR loans that were on nonaccrual status aggregated $15.1 million and $17.8 million at March 31, 2012 and December 31, 2011, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $35.7 million and $33.1 million at March 31, 2012 and December 31, 2011, respectively.

Nonperforming loans consist of nonaccrual loans and loans past due ninety days and still accruing. Nonperforming loans were $109.9 million, or 8.29% of net loans, at March 31, 2012, compared to $123.1 million, or 9.00% of net loans, at December 31, 2011.

The schedule below summarizes the change in nonperforming loans for the first three months of 2012.

Nonperforming Loans

(Dollars in thousands)

	March 31, 2012	December 31, 2011	Change
Real Estate Loans
Permanent
One-to four-family residential	$23,721	$26,637	$(2,916)
Multifamily residential	5,411	5,860	(449)
Nonresidential	41,871	42,902	(1,031)
Land	8,472	11,142	(2,670)

Total	79,475	86,541	(7,066)

Construction Loans
One-to four-family residential	22,455	27,104	(4,649)
Multifamily and nonresidential	—	—	—

Total	22,455	27,104	(4,649)

Consumer Loans
Home Equity	4,311	4,237	74
Auto	128	170	(42)
Marine	351	479	(128)
Recreational vehicle	1,353	1,725	(372)
Other	22	9	13

Total	6,165	6,620	(455)

Commercial Loans
Secured	1,594	2,483	(889)
Unsecured	219	347	(128)

Total	1,813	2,830	(1,017)

Total Nonperforming Loans	$109,908	$123,095	$(13,187)

During the first three months of 2012, one construction one-to four-family relationship aggregating $2.3 million was settled in bankruptcy court and one land real estate relationship was charged down $1.8 million to the fair value of the underlying collateral. There were several properties Home Savings took possession of and several loans were satisfied by either selling the underlying collateral or the note itself.

Loans held for sale increased $4.8 million, or 37.5%, to $17.5 million at March 31, 2012, compared to $12.7 million at December 31, 2011. The change was primarily attributable to the timing of sales during the period. Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Federal Home Loan Bank stock remained at $26.5 million for March 31, 2012 and December 31, 2011. During the first three months of 2012, the Federal Home Loan Bank paid a cash dividend in lieu of a stock dividend to its member banks.

Real estate owned and other repossessed assets decreased $4.4 million, or 13.2%, during the three months ended March 31, 2012, as compared to the year ended December 31, 2011. The following table summarizes the activity in real estate owned and other repossessed assets during the period:

	Real Estate Owned	Repossessed Assets	Total
	(In thousands)
Balance at December 31, 2011	$32,947	$540	$33,486
Acquisitions	2,752	402	3,154
Transfer to fixed assets	(1,746)	—	(1,746)
Sales	(5,307)	(402)	(5,709)
Provision for unrealized losses	(128)	—	(128)

Balance at March 31, 2012	$28,517	$540	$29,057

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of March 31, 2012:

	Balance	Valuation Allowance	Net Balance
	(In thousands)
Real estate owned
One-to four-family	$10,395	$(741)	$9,654
Multifamily residential	1,205	(201)	1,004
Nonresidential	3,337	(109)	3,228
One-to four-family residential construction	18,658	(4,851)	13,807
Land	824	—	824

Total real estate owned	34,419	(5,902)	28,517
Repossessed assets
Marine	255	—	255
Recreational vehicle	285	—	285

Total repossessed assets	540	—	540

Total real estate owned and other repossessed assets	$34,959	$(5,902)	$29,057

The Bank has made the decision to move all mortgage, credit and commercial operations/staff from the location in Beachwood to a building in Willoughby that is owned by the Bank. It is anticipated that this move will save occupancy expenses once the Willoughby location is fully operational. Approximately 13,000 square-feet of the four-story building will be used by the Bank. The remainder of the building’s offices may be leased to other business and medical professionals. Management expects this move to be complete by August 31, 2012.

Property acquired in the settlement of loans is recorded at the lower of (a) the loan’s acquisition balance less cost to sell or (b) the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to reflect properly the asset at fair market value. The increase in the valuation allowance on property acquired in relation to one-to four-family residential construction loans was due to the decline in market value of those properties. In February 2011, the Bank Home Savings engaged experienced professionals to sell real estate owned and other repossessed assets in a timely manner.

Total deposits decreased $16.6 million to $1.6 billion at March 31, 2012, compared to December 31, 2011. The primary cause for the decrease in deposits was due to the overall decline in certificates of deposit due to the maturity of the Company’s Step CDs. Primarily in the third quarter of 2008, Home Savings offered a 42-month time deposit product (Step CDs) to its customers in order to maintain adequate levels of liquidity as Home Savings entered into the Bank Order with regulators. While the Step CDs offered a blended rate over the 42-month term consistent with other 42-month certificates of deposit being offered in Home Savings’ market at that time, the interest rate paid on Step CDs increases in regular intervals over the life of the deposit, such that in the final six months of the deposit prior to maturity, the rate paid is 6.50%. This product generated approximately $140.0 million in deposits, $12.6 million of which were sold in the branch sale announced in the fourth quarter of 2011 and $126.5 million of which matured in the first quarter of 2012. As these and other certificates of deposit mature, the Company was able to successfully retain most of these deposits in other interest-bearing non-time deposit accounts. As of March 31, 2012, Home Savings had no brokered deposits.

Federal Home Loan Bank advances increased $36.0 million during the first three months of 2012, primarily to fund security purchases and the runoff of certificates of deposit. Home Savings had approximately $86.3 million in unused borrowing capacity at the FHLB at March 31, 2012.

Advance payments by borrowers for taxes and insurance decreased $8.5 million during the first three months of 2012. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $2.3 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $6.2 million.

Shareholders’ equity increased $1.3 million to $190.0 million at March 31, 2012, from $188.7 million at December 31, 2011. The change occurred primarily due to the net income recognized by the Company in the period offset partially by the adjustment to other comprehensive income for the valuation of available for sale securities during the period.

Comparison of Operating Results for the Three Months Ended

March 31, 2012 and March 31, 2011

Net Income. United Community recognized net income for the three months ended March 31, 2012, of $3.8 million, or $0.12 per diluted share, compared to net income of $3.0 million, or $0.10 per diluted share, for the three months ended March 31, 2011. The primary cause of the change was lower provision for loan losses recognized during the first quarter of 2012. Compared with the first quarter of 2011, net interest income decreased $2.4 million, the provision for loan losses decreased $1.5 million and non-interest income increased $1.1 million. United Community’s annualized return on average assets and return on average equity were 0.74% and 7.89%, respectively, for the three months ended March 31, 2012. The annualized return on average assets and return on average equity for the comparable period in 2011 were 0.55% and 6.56%, respectively.

Net Interest Income. Net interest income for the three months ended March 31, 2012 and March 31, 2011, was $15.9 million and $17.7 million, respectively. Total interest income decreased $4.2 million in the first quarter of 2012 compared to the first quarter of 2011, primarily as a result of a decrease of $273.3 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 32 basis points. Home Savings’ construction and segments of its commercial real estate loan portfolios declined as a result of executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.

Total interest expense decreased $2.4 million for the quarter ended March 31, 2012, as compared to the same quarter last year. The change was due primarily to reductions of $2.3 million in interest paid on deposits. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balance of certificates of deposit declined by $184.8 million, while non-time deposits increased by $45.5 million. Also contributing to the change was a reduction of 51 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 35 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended March 31, 2012, declined to 3.12% compared to 3.30% for the quarter ended March 31, 2011. The net interest margin decreased 20 basis points to 3.30% for the three months ended March 31, 2012 compared to 3.50% for the same quarter in 2011.

	For the Three Months Ended March 31,
	2012 vs. 2011
	Increase (decrease) due to		Total increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,247)	$(3,607)	$(4,854)
Loans held for sale	8	26	34
Investment securities:
Available for sale	(376)	1,023	647
FHLB stock	—	—	—
Other interest-earning assets	(1)	4	3

Total interest-earning assets	$(1,616)	$(2,554)	$(4,170)

Interest-bearing liabilities:
Savings accounts	(99)	15	(84)
NOW and money market accounts	(211)	43	(168)
Certificates of deposit	(1,033)	(1,014)	(2,047)
Federal Home Loan Bank advances	(258)	165	(93)
Repurchase agreements and other	(59)	56	(3)

Total interest-bearing liabilities	$(1,660)	$(735)	(2,395)

Change in net interest income			$(1,775)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $680,000 in the first quarter of 2012, compared to $2.2 million in the first quarter of 2011. This $1.5 million decrease in the provision for loan losses is primarily a result of a decrease in the permanent real estate portfolio of $6.7 million and a decrease in the construction portfolio of $1.6 million. Both of these decreases are being driven primarily by a decrease in the volume of outstanding permanent real estate loans of $40.7 million and $10.0 million in the volume of outstanding construction loans.

Noninterest Income. Noninterest income increased in the first quarter of 2012 to $5.1 million, as compared to the first quarter of 2011 of $4.0 million. Driving the increase in noninterest income were increases in services fees and other charges resulting from a reduction in the valuation allowance on deferred mortgage servicing rights and gains recognized on the sale of mortgage loans and on the sale of real estate and other assets. These increases were partially offset by the recognition of lower gains on the sale of available for sale securities.

Noninterest Expense. Noninterest expense was $16.5 million in the first quarter of 2012, compared to $16.5 million in the first quarter of 2011. In the first quarter of 2012 salaries and employee benefits were up as a result of a restricted stock grant and, to a lesser extent, the reinstatement of a matching contribution to the 401(k) plan in 2012. In January 2012, the Company granted 283,000 shares to certain executives. Of those granted, 175,200 vested immediately thereby requiring the recognition of approximately $228,000 in salary expense associated with the award. The remainder of the shares vest evenly over the remaining three quarters of 2012. These increases were offset by a decrease in FDIC insurance premiums. Effective as of April 1, 2011 the FDIC adopted a final rule to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act. Because of this change, Home Savings has benefited by a reduction in average total assets.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended March 31, 2012 and 2011. Average balance calculations were based on daily balances.

	Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,358,858	$17,656	5.20%	$1,632,182	$22,510	5.52%
Net loans held for sale	9,595	100	4.17%	7,024	66	3.76%
Investment securities:
Available for sale	495,858	3,494	2.82%	328,312	2,847	3.47%
Federal Home Loan Bank stock	26,464	300	4.53%	26,464	300	4.53%
Other interest-earning assets	36,126	12	0.13%	24,822	9	0.15%

Total interest-earning assets	1,926,901	21,562	4.48%	2,018,804	25,732	5.10%
Noninterest-earning assets	118,295			129,879

Total assets	$2,045,196			$2,148,683

Interest-bearing liabilities:
NOW and money market accounts	$452,345	$467	0.41%	$425,699	$635	0.60%
Savings accounts	245,130	83	0.14%	226,273	167	0.30%
Certificates of deposit	719,197	3,482	1.94%	904,024	5,529	2.45%
Federal Home Loan Bank advances	159,176	732	1.84%	139,253	825	2.37%
Repurchase agreements and other	90,616	919	4.06%	99,185	922	3.72%

Total interest-bearing liabilities	1,666,464	5,683	1.36%	1,794,434	8,078	1.80%

Noninterest-bearing liabilities	186,233			173,649

Total liabilities	1,852,697			1,968,083
Equity	192,499			180,600

Total liabilities and equity	$2,045,196			$2,148,683

Net interest income and interest rate spread		$15,879	3.12%		$17,654	3.30%

Net interest margin			3.30%			3.50%

Average interest-earning assets to average interest-bearing liabilities			115.63%			112.50%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended March 31, 2012, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings in regard to the minimum NPV ratio and the maximum change in interest income that the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Year Ended March 31, 2012

NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	9.30%	6.00%	-0.65%	25.00%	$3,761	-20.00%	6.11%
300	9.92	6.00	-0.03	25.00	3,575	-15.00	5.81
200	10.38	7.00	0.43	25.00	2,733	-10.00	4.44
100	10.46	7.00	0.51	25.00	1,418	-5.00	2.30
Static	9.95	8.00	—	—	—	—	—

Year Ended December 31, 2011

NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	8.98%	6.00%	-0.37%	25.00%	$2,321	-20.00%	3.88%
300	9.65	6.00	0.30	25.00	2,702	-15.00	4.51
200	10.16	7.00	0.81	25.00	2,322	-10.00	3.88
100	10.28	7.00	0.93	25.00	1,333	-5.00	2.23
Static	9.35	7.00	—	—	—	—	—

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

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2012. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures were effective as of March 31, 2012. During the quarter ended March 31, 2012, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

PART II. OTHER INFORMATION

UNITED COMMUNITY FINANCIAL CORP.

ITEM 1—Legal Proceedings

United Community and its subsidiaries are parties to litigation arising in the normal course of business. While it is impossible to determine the ultimate resolution of these contingent matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

ITEM 1A—Risk Factors

There have been no significant changes in United Community’s risk factors as outlined in United Community’s Form 10-K for the period ended December 31, 2011. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of UCFC shares during the quarter ended March 31, 2012.

ITEM 5—Other Information

The 2012 Annual Meeting of the Shareholders (the “Annual Meeting”) of the Company will be held at a later date, anticipated to be later in the summer of 2012. As such, the date of the Annual Meeting will have changed by more than 30 days from the anniversary of the Company’s 2011 Annual Meeting. In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company considered shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy materials for the Annual Meeting to have been submitted in a timely fashion if such proposals were received by the Company no later than November 29, 2011. Such proposals should have been delivered by certified mail to the Board or any of the directors c/o Secretary, United Community Financial Corp., 275 West Federal Street, Youngstown, Ohio 44503-1203.

ITEM 6—Exhibits

Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

10.1	Consent Order issued by the FDIC and Ohio Division

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: May 8, 2012	/S/ Patrick W. Bevack
Patrick W. Bevack President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2012	/S/ James R. Reske
James R. Reske, CFA Treasurer and Chief Financial Officer
(Principal Financial Officer)