Form 10-Q
period 2012-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2012-08-14
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,890,495 common shares as of July 31, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2012	2011
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$21,516	$26,573
Federal funds sold	77,006	27,563

Total cash and cash equivalents	98,522	54,136
Securities:
Available for sale, at fair value	431,040	459,598
Loans held for sale	8,435	12,727
Loans, net of allowance for loan losses of $30,933 and $42,271	1,249,595	1,379,276
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	20,964	19,175
Accrued interest receivable	5,959	6,741
Real estate owned and other repossessed assets	24,778	33,486
Core deposit intangible	289	346
Cash surrender value of life insurance	28,375	28,354
Other assets	12,574	10,384

Total assets	$1,906,995	$2,030,687

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,379,477	$1,440,448
Noninterest bearing	162,222	148,049

Total deposits	1,541,699	1,588,497
Borrowed funds:
Federal Home Loan Bank advances	50,704	128,155
Repurchase agreements and other	90,608	90,618

Total borrowed funds	141,312	218,773
Advance payments by borrowers for taxes and insurance	14,680	23,282
Accrued interest payable	603	610
Accrued expenses and other liabilities	13,070	10,780

Total liabilities	1,711,364	1,841,942

Shareholders’ Equity:
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 32,884,741 and 32,597,762 shares, respectively, outstanding	128,138	128,031
Retained earnings	111,719	110,681
Accumulated other comprehensive income	7,574	5,032
Treasury stock, at cost, 4,919,716 and 5,206,695 shares, respectively	(51,800)	(54,999)

Total shareholders’ equity	195,631	188,745

Total liabilities and shareholders’ equity	$1,906,995	$2,030,687

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest income
Loans	$16,959	$21,421	$34,615	$43,931
Loans held for sale	104	41	204	107
Available for sale securities	3,540	3,094	7,034	5,941
Federal Home Loan Bank stock dividends	280	294	580	594
Other interest earning assets	11	13	23	22

Total interest income	20,894	24,863	42,456	50,595
Interest expense
Deposits	2,942	6,081	6,974	12,412
Federal Home Loan Bank advances	613	796	1,345	1,621
Repurchase agreements and other	919	928	1,838	1,850

Total interest expense	4,474	7,805	10,157	15,883

Net interest income	16,420	17,058	32,299	34,712
Provision for loan losses	6,264	8,244	6,944	10,436

Net interest income after provision for loan losses	10,156	8,814	25,355	24,276

Non-interest income
Non-deposit investment income	506	308	1,047	662
Service fees and other charges	901	1,588	3,218	3,041
Net gains (losses):
Securities available for sale	3,555	229	3,969	1,542
Other -than-temporary loss in equity securities
Total impairment loss	—	(28)	—	(38)
Loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	—	(28)	—	(38)
Mortgage banking income	1,727	3,128	3,198	3,750
Real estate owned and other repossessed assets	(923)	(1,362)	(1,652)	(2,354)
Other income	1,183	1,437	2,260	2,685

Total non-interest income	6,949	5,300	12,040	9,288

Non-interest expense
Salaries and employee benefits	8,684	7,686	17,017	15,370
Occupancy	851	856	1,650	1,761
Equipment and data processing	1,720	1,624	3,409	3,318
Franchise tax	437	402	875	871
Advertising	211	141	352	262
Amortization of core deposit intangible	28	36	57	73
Prepayment penalty	738	—	738	—
Deposit insurance premiums	1,055	1,057	2,164	2,462
Professional fees	1,039	293	1,919	1,255
Real estate owned and other repossessed asset expenses	419	891	1,121	1,764
Other expenses	1,861	2,924	4,235	5,262

Total non-interest expenses	17,043	15,910	33,537	32,398

Income (loss) before income taxes	62	(1,796)	3,858	1,166
Income tax expense (benefit)	—	—	—	—

Net income (loss)	$62	$(1,796)	$3,858	$1,166

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income (loss)	$62	$(1,796)	$3,858	$1,166
Other comprehensive income
Unrealized gains on securities, net	5,425	7,474	2,542	5,701

Comprehensive income	$5,487	$5,678	$6,400	$6,867

Earnings (loss) per share
Basic	$—	$(0.06)	$0.12	$0.04
Diluted	—	(0.06)	0.12	0.04

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars thousands, except per share data)
Balance December 31, 2011	32,598	$128,031	$110,681	$5,032	$(54,999)	$188,745
Comprehensive income:
Net income			3,858			3,858
Other comprehensive income				2,542		2,542
Stock based compensation	287	107	(2,820)		3,199	486

Balance June 30, 2012	32,885	$128,138	$111,719	$7,574	$(51,800)	$195,631

Balance December 31, 2010	30,938	$142,318	$111,049	$(4,778)	$(72,534)	$176,055
Comprehensive income:
Net income			1,166			1,166
Other Comprehensive income				5,701		5,701
Stock based compensation	31	195	(305)		330	220

Balance June 30, 2011	30,969	$142,513	$111,910	$923	$(72,204)	$183,142

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$3,858	$1,166
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,944	10,436
Mortgage banking income	(3,198)	(3,750)
Net losses on real estate owned and other repossessed assets sold	1,652	2,354
Net gain on available for sale securities sold	(3,969)	(1,542)
Net gains on other assets sold	—	(10)
Other than temporary impairment of securities available for sale	—	38
Amortization of premiums and accretion of discounts	1,273	601
Depreciation and amortization	775	883
Decrease in interest receivable	782	519
(Decrease) increase in interest payable	(7)	29
(Increase) decrease in prepaid and other assets	(2,358)	934
Increase (decrease) in other liabilities	3,028	(16)
Stock based compensation	486	220
Net principal disbursed on loans originated for sale	(149,804)	(57,577)
Proceeds from sale of loans originated for sale	155,185	64,927
Net change in interest rate caps	1,102	—

Net cash from operating activities	15,749	19,212
Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	38,117	15,612
Proceeds from sale of:
Securities available for sale	229,453	115,928
Real estate owned and other repossessed assets	9,592	7,860
Premises and equipment	—	10
Loans held for investment	2,109	87,533
Purchases of:
Securities available for sale	(234,483)	(156,349)
Principal disbursed on loans, net of repayments	118,448	32,971
Loans purchased	(198)	(2,129)
Purchases of premises and equipment	(802)	(280)

Net cash from investing activities	162,236	101,156
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	75,985	40,655
Net decrease in certificates of deposit	(122,783)	(32,639)
Net decrease in advance payments by borrowers for taxes and insurance	(8,602)	(4,705)
Proceeds from Federal Home Loan Bank advances	295,551	206,000
Repayment of Federal Home Loan Bank advances	(373,002)	(312,453)
Prepayment penalty on Federal Home Loan Bank term advances	(738)	—
Net change in repurchase agreements and other borrowed funds	(10)	1,165

Net cash from financing activities	(133,599)	(101,977)

Change in cash and cash equivalents	44,386	18,391
Cash and cash equivalents, beginning of period	54,136	37,107

Cash and cash equivalents, end of period	$98,522	$55,498

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

The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011, contained in United Community’s Form 10-K for the year ended December 31, 2011.

Some items in the prior year financial statements were reclassified to conform to the current presentation. These reclassifications had no effect on prior period net income or shareholders’ equity.

2.	REGULATORY ENFORCEMENT ACTION

United Community is a unitary thrift holding company, and historically was subject to regulation, examination and oversight by the OTS. As a result of the elimination of the Office of Thrift Supervision (OTS) pursuant to the Dodd-Frank Wall Street Reform and Consumer Protections Act (the Dodd-Frank Act), on July 21, 2011, UCFC ceased to be regulated by the OTS and is now regulated by the Federal Reserve Bank (FRB). On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order with the OTS (the “Holding Company Order”). Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the “Bank Order”) with the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (the “Ohio Division”), Home Savings’ state regulator, which was terminated as of March 30, 2012, and replaced with a Consent Order (the “Consent Order”), as described below. Although United Community and Home Savings have agreed to the issuance of the Holding Company Order and the Consent Order, respectively, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC or the Ohio Division.

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

On March 30, 2012, Home Savings entered into a consent agreement with the FDIC and the Ohio Division that provided for the issuance of the Consent Order by the FDIC and Ohio Division. Immediately following the issuance of the Consent Order, the FDIC and Ohio Division terminated the previous Bank Order issued by the FDIC and Ohio Division on August 13, 2008.

The Consent Order requires Home Savings, within specified timeframes, to take or refrain from certain actions, including that it shall: (i) continue to retain qualified management; (ii) seek regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extend additional credit to classified borrowers; (iv) revise its plan to reduce its classified assets, and, within six months, reduce total adversely classified assets to 75% of the level of classified assets as of May 31, 2011(i.e., to $219.0 million by September 30, 2012 and, within twelve months, to 50% of the level of classified assets as of May 31, 2011 (i.e., to $146.0 million by March 31, 2013) (v) establish a comprehensive policy and methodology for determining the adequacy of the ALLL; (vi) adopt plans to reduce its classified assets and delinquent loans; (vii) adopt a plan to reduce certain loan concentrations; (viii) amend its strategic plan and budget and profit plan; (ix) increase its Tier 1 Leverage Capital Ratio to 9.0% and its Total Risk Based Capital Ratio to 12.0% by June 30, 2012, and revise its capital plan to achieve such capital levels; and (x) seek regulatory approval prior to declaring or paying any cash dividend.

Classified assets include classified loans, real estate owned and other repossessed assets. Refer to Note 6 for a discussion of classified loans. Refer to Note 8 for a discussion of real estate owned and other repossessed assets.

In keeping with its capital plan, the Company engaged an investment banking advisory firm in June 2011 to advise the board and management on the Company’s strategic alternatives, including raising outside capital. The majority of any capital raised by United Community will be contributed to Home Savings, with the remainder to be used for general corporate purposes. Home Savings may then utilize the capital to accelerate the disposition of certain performing and nonperforming loans and meet the capital requirements of the Consent Order. The type, timing, amount and terms of possible securities that would be issued in such an offering have yet to be finalized.

A failure to comply with the provisions of the Consent Order could result in additional enforcement actions by the FDIC, Ohio Division or the FRB.

The regulators, at their discretion, have the ability to place additional requirements on both the Home Savings and United Community.

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

Stock Options:

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 2,757 stock options granted in the second quarter of 2012, all of which become exercisable on April 5, 2014. There were 4,629 stock options granted in the first quarter of 2012, all of which become exercisable on January 5, 2014. There were 3,866 stock options granted in the first quarter of 2011, all of which become exercisable on January 6, 2013. There were 12,746 stock options granted in the second quarter of 2011, 4,000 of which became exercisable on December 31, 2011, 4,000 of which become exercisable on December 31, 2012 and the remaining 4,746 of which become exercisable on April 7, 2013. There were 4,411 stock options granted in the third quarter of 2011, all of which become exercisable on July 7, 2013. There were 4,687 stock options granted in the fourth quarter of 2011, all of which become exercisable on October 6, 2013. The options must be exercised within 10 years from the date of grant.

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

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $4,347 in stock option expenses for the three months ended June 30, 2012. The Company recognized $8,226 in stock option expenses for the six months ended June 30, 2012. The Company expects to recognize additional expense of $9,007 for the remainder of 2012, $8,436 in 2013 and $1,406 in 2014.

A summary of activity in the plans is as follows:

	For the six months ended June 30, 2012
	Shares	Weighted average exercise price	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	1,992,132	$6.63
Granted	7,386	1.60
Exercised	—	—
Forfeited	(300,290)	7.16

Outstanding at end of period	1,699,228	$6.51	$737

Options exercisable at end of period	1,664,637	$6.62	$683

Information related to the stock option plans for the six months ended June 30, 2012 follows:

June 30, 2012
Intrinsic value of options exercised	n/a
Cash received from option exercises	n/a
Tax benefit realized from option exercises	n/a
Weighted average fair value of options granted, per share	$1.02

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

The fair value of options granted during the second quarter 2012 was determined using the following weighted-average assumptions as of the grant date.

April 5, 2012
Risk-free interest rate	0.93%
Expected term (years)	5
Expected stock volatility	63.2%
Dividend yield	—%

Outstanding stock options have a weighted average remaining life of 4.35 years and may be exercised in the range of $1.20 to $12.38.

Restricted Stock Awards:

The 2007 Plan permits the issuance of awards to nonemployee directors. Compensation expense is recognized over the vesting period of the awards based on the market value of the shares at the grant date. A total of 389,626 restricted shares have been issued under the 2007 Plan; 286,979 of which were issued in 2012, 62,768 of which were issued in 2011 and 39,879 of which were issued in 2010. The grants in 2012 include 141,600 shares that vested immediately. The remaining 141,600 shares granted in 2012 vest equally over the three quarters ending June 30, 2012, September 30, 2012 and December 31, 2012. Restricted shares aggregating 21,847 issued in 2012 and those shares issued in 2011 and 2010 either have or will vest on the first anniversary of the grant date. Expenses related to restricted stock awards are included with salaries and employee benefits. The cost will be recognized over an average period of one year. The Company recognized approximately $124,000 in restricted stock award expenses for the three months ended June 30, 2012. The Company recognized approximately $500,000 in restricted stock award expenses for the six months ended June 30, 2012. The Company expects to recognize additional expenses of approximately $183,000 for the remainder of 2012, $239,000 in 2013 and $152,000 in 2014.

A summary of changes in the Company’s nonvested restricted shares for the first half 2012 is as follows:

	Shares	Weighted average grant date fair value
Nonvested shares at January 1, 2012	59,019	$1.30
Granted	286,979	1.32
Vested	(227,695)	1.30

Nonvested shares at June 30, 2012	118,303	$1.34

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	June 30, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale

U.S. Treasury and government sponsored entities’ securities	$53,140	$983	$—	$54,123
Equity securities	113	163	—	276
Mortgage-backed GSE securities: residential	369,707	6,934	—	376,641

Total	$422,960	$8,080	$—	$431,040

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$50,003	$797	$—	$50,800
Equity securities	114	149	—	263
Mortgage-backed GSE securities: residential	403,943	4,592	—	408,535

Total	$454,060	$5,538	$—	$459,598

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	June 30, 2012
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	53,140	54,123
Mortgage-backed GSE securities: residential	369,707	376,641

Total	$422,847	$430,764

Securities pledged to collateralize the processing of Visa transactions were approximately $5.8 million at June 30, 2012 and $5.7 million at December 31, 2011. Securities pledged for participation in the Ohio Linked Deposit Program were approximately $412,000 and $418,000 at June 30, 2012 and December 31, 2011, respectively. Securities sold under an agreement to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $126.4 million at June 30, 2012, and $115.4 million at December 31, 2011.

United Community had no securities available for sale in an unrealized loss position at June 30, 2012, or December 31, 2011.

Proceeds from sales of securities available for sale were $199.3 million and $52.7 million for the three months ended June 30, 2012 and 2011, respectively. Gross gains of $3.6 million and $29,000 were realized on these sales during the second quarter of 2012 and 2011, respectively.

Proceeds from sales of securities available for sale were $229.5 million and $115.9 million for the six months ended June 30, 2012 and 2011, respectively. Gross gains of $4.0 million and $1.5 million losses were realized on these sales during the first six months of 2012 and 2011, respectively.

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

6.	LOANS

Portfolio loans consist of the following:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Real Estate:

One-to four-family residential	$635,756	$667,375
Multi-family residential	98,545	120,991
Nonresidential	229,303	276,198
Land	19,113	23,222
Construction:
One-to four-family residential and land development	42,077	59,339
Multi-family and nonresidential	4,528	4,528

Total real estate	1,029,322	1,151,653
Consumer
Home equity	183,936	191,827
Auto	7,908	8,933
Marine	5,486	5,900
Recreational vehicles	25,019	28,530
Other	2,718	3,207

Total consumer	225,067	238,397
Commercial
Secured	21,784	25,120
Unsecured	3,015	5,026

Total commercial	24,799	30,146

Total loans	1,279,188	1,420,196

Less:
Allowance for loan losses	30,933	42,271
Deferred loan costs, net	(1,340)	(1,351)

Total	29,593	40,920

Loans, net	$1,249,595	$1,379,276

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011 and activity for the three and six months ended June 30, 2012 and 2011.

Allowance For Loan Losses
(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
For the three months ended June 30, 2012
Beginning balance (03/31/12)	$24,601	$2,918	$4,962	$2,042	$—	$34,523
Provision	6,171	92	3	(2)	—	6,264
Chargeoffs	(8,705)	(526)	(499)	(550)	—	(10,280)
Recoveries	54	6	339	27	—	426

Net chargeoffs	(8,651)	(520)	(160)	(523)	—	(9,854)

Ending balance (06/30/12)	$22,121	$2,490	$4,805	$1,517	$—	$30,933

For the six months ended June 30, 2012
Beginning balance (12/31/11)	$31,323	$4,493	$4,576	$1,879	$—	$42,271
Provision	4,634	615	1,134	561	—	6,944
Chargeoffs	(14,061)	(2,670)	(1,359)	(974)	—	(19,064)
Recoveries	225	52	454	51	—	782

Net chargeoffs	(13,836)	(2,618)	(905)	(923)	—	(18,282)

Ending balance (06/30/12)	$22,121	$2,490	$4,805	$1,517	$—	$30,933

Period-end amount allocated to:
Loans individually evaluated for impairment	$5,328	$1,498	$18	$185	$—	$7,029
Loans collectively evaluated for impairment	16,793	992	4,787	1,332	—	23,904

Ending balance	$22,121	$2,490	$4,805	$1,517	$—	$30,933

Period-end balances:
Loans individually evaluated for impairment	$100,193	$20,158	$6,067	$2,289	$—	$128,707
Loans collectively evaluated for impairment	882,525	26,446	219,000	22,510	—	1,150,481

Ending balance	$982,718	$46,604	$225,067	$24,799	$—	$1,279,188

Allowance For Loan Losses
(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
For the three months ended June 30, 2011
Beginning balance (03/31/11)	$26,991	$5,774	$4,996	$8,654	$—	$46,415
Provision	8,438	2,015	190	(2,399)	—	8,244
Chargeoffs	(4,295)	(1,405)	(767)	(2,563)	—	(9,030)
Recoveries	237	145	125	87	—	594

Net chargeoffs	(4,058)	(1,260)	(642)	(2,476)	—	(8,436)

Ending balance (06/30/11)	$31,371	$6,529	$4,544	$3,779	$—	$46,223

For the six months ended June 30, 2011
Beginning balance (12/31/10)	$28,066	$8,533	$5,260	$9,024	$—	$50,883
Provision	9,992	1,551	782	(1,889)	—	10,436
Chargeoffs	(7,173)	(3,757)	(1,797)	(3,529)	—	(16,256)
Recoveries	486	202	299	173	—	1,160

Net chargeoffs	(6,687)	(3,555)	(1,498)	(3,356)	—	(15,096)

Ending balance (06/30/11)	$31,371	$6,529	$4,544	$3,779	$—	$46,223

December 31, 2011
Period-end amount allocated to:
Loans individually evaluated for impairment	$8,275	$3,102	$236	$210	$—	$11,823
Loans collectively evaluated for impairment	23,048	1,391	4,340	1,669	—	30,448

Ending balance	$31,323	$4,493	$4,576	$1,879	$—	$42,271

Period-end balances:
Loans individually evaluated for impairment	$115,290	$30,587	$3,734	$3,956	$—	$153,567
Loans collectively evaluated for impairment	972,496	33,280	234,663	26,190	—	1,266,629

Ending balance	$1,087,786	$63,867	$238,397	$30,146	$—	$1,420,196

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any chargeoffs or partial chargeoffs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2012:

Impaired Loans
(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$33,074	$29,040	$—	$27,751	$311	$426
Multifamily residential	7,190	4,861	—	4,317	19	97
Nonresidential	26,409	24,740	—	27,257	69	201
Land	7,091	5,796	—	6,308	16	52

Total	73,764	64,437	—	65,633	415	776

Construction loans
One-to four-family residential	14,116	7,760	—	10,267	53	137
Multifamily and nonresidential	707	—	—	—	—	—

Total	14,823	7,760	—	10,267	53	137
Consumer loans
Home Equity	6,122	4,953	—	3,388	90	109
Auto	78	58	—	60	1	3
Marine	368	354	—	178	—	9
Recreational vehicle	940	659	—	367	—	21
Other	7	7	—	7	—	—

Total	7,515	6,031	—	4,000	91	142
Commercial loans
Secured	2,317	1,497	—	1,747	12	69
Unsecured	16,704	207	—	452	1	13

Total	19,021	1,704	—	2,199	13	82

Total	$115,123	$79,932	$—	$82,099	$572	$1,137

Impaired Loans
(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With a specific allowance recorded
Permanent real estate
One-to four-family residential	$3,969	$3,604	$648	$2,608	$49	$61
Multifamily residential	5,572	5,193	731	3,201	41	76
Nonresidential	27,410	23,820	3,469	34,570	132	650
Land	5,332	3,139	480	4,129	—	—

Total	42,283	35,756	5,328	44,508	222	787
Construction loans
One-to four-family residential	29,580	12,398	1,498	17,140	10	29
Multifamily and nonresidential	—	—	—	—	—	—

Total	29,580	12,398	1,498	17,140	10	29
Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	121	—	—
Recreational vehicle	88	36	18	27	—	—
Other	—	—	—	—	—	—

Total	88	36	18	148	—	—
Commercial loans
Secured	943	585	185	2,161	—	3
Unsecured	—	—	—	119	—	—

Total	943	585	185	2,280	—	3

Total	$72,894	$48,775	$7,029	$64,076	$232	$819

Total	$188,017	$128,707	$7,029	$146,175	$804	$1,956

The following table presents loans individually evaluated for impairment by class of loans as of and for the quarter ended June 30, 2012:

Impaired Loans
(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$28,780	$221	$266
Multifamily residential	4,367	50	85
Nonresidential	26,959	(75)	(45)
Land	6,028	8	36

Total	66,134	204	342

Construction loans
One-to four-family residential	9,036	10	55
Multifamily and nonresidential	—	—	—

Total	9,036	10	55

Consumer loans
Home Equity	4,683	51	58
Auto	56	1	2
Marine	356	—	4
Recreational vehicle	704	—	11
Other	7	—	—

Total	5,806	52	75

Commercial loans
Secured	1,665	5	27
Unsecured	482	(5)	—

Total	2,147	—	27

Total	$83,123	$266	$499

Impaired Loans
(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With a specific allowance recorded
Permanent real estate
One-to four-family residential	$2,117	$—	$5
Multifamily residential	3,784	—	2
Nonresidential	28,931	(22)	319
Land	2,957	—	—

Total	37,789	(22)	346

Construction loans
One-to four-family residential	13,325	5	12
Multifamily and nonresidential	—	—	—

Total	13,325	5	12

Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	36	—	—
Other	—	—	—

Total	36	—	—

Commercial loans
Secured	551	(1)	1
Unsecured	—	—	—

Total	551	(1)	1

Total	$51,701	$(18)	$359

Total	$134,824	$248	$858

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

Impaired Loans
(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$32,372	$28,566	$—
Multifamily residential	5,112	4,205	—
Nonresidential	29,120	28,327	—
Land	9,213	7,290	—

Total	75,817	68,388	—

Construction loans
One-to four-family residential	19,081	12,532	—
Multifamily and nonresidential	707	—	—

Total	19,788	12,532	—

Consumer loans
Home Equity	4,908	3,139	—
Auto	80	59	—
Marine	—	—	—
Recreational vehicle	26	11	—
Other	7	7	—

Total	5,021	3,216	—

Commercial loans
Secured	3,875	3,084	—
Unsecured	22,716	371	—

Total	26,591	3,455	—

Total	$127,217	$87,591	$—

Impaired Loans
(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With a specific allowance recorded
Permanent real estate
One-to four-family residential	$2,487	$1,721	$152
Multifamily residential	4,077	2,387	187
Nonresidential	42,201	38,176	6,127
Land	5,074	4,618	1,809

Total	53,839	46,902	8,275

Construction loans
One-to four-family residential	35,759	18,055	3,102
Multifamily and nonresidential	—	—	—

Total	35,759	18,055	3,102

Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	482	482	218
Recreational vehicle	88	36	18
Other	—	—	—

Total	570	518	236

Commercial loans
Secured	776	427	136
Unsecured	105	74	74

Total	881	501	210

Total	91,049	65,976	11,823

Total	$218,266	$153,567	$11,823

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

The following table presents the average recorded investment and interest income associated with impaired loans for the six months ended June 30, 2011:

Impaired Loans
(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$25,043	$212	$327
Multifamily residential	3,144	—	107
Nonresidential	21,536	225	459
Land	6,363	34	80

Total	56,086	471	973

Construction loans
One-to four-family residential	20,430	103	180
Multifamily and nonresidential	255	—	—

Total	20,685	103	180

Consumer loans
Home Equity	1,243	3	15
Auto	66	—	3
Marine	—	—	—
Recreational vehicle	47	—	1
Other	7	—	—

Total	1,363	3	19
Commercial loans
Secured	1.502	13	14
Unsecured	385	5	27

Total	1,887	18	41

Total	$80,021	$595	$1,213

(Continued)

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$2,253	$39	$58
Multifamily residential	5,951	—	27
Nonresidential	39,438	469	657
Land	618	12	19

Total	48,260	520	761

Construction loans
One-to four-family residential	26,011	60	251
Multifamily and nonresidential	—	—	—

Total	26,011	60	251

Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	—	—	—

Commercial loans
Secured	5,824	9	163
Unsecured	2,752	—	24

Total	8,576	9	187

Total	$82,847	$589	$1,199

Total	$162,868	$1,184	$2,412

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of June 30, 2012:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
As of June 30, 2012
(Dollars in thousands)

	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$26,705	$—
Multifamily residential	9,582	—
Nonresidential	43,103	—
Land	8,316	—

Total	87,706	—

Construction Loans
One-to four-family residential	18,335	—
Multifamily and nonresidential	—	—

Total	18,335	—

Consumer Loans
Home Equity	4,897	47
Auto	101	—
Marine	342	—
Recreational vehicle	1,293	—
Other	22	—

Total	6,655	47

Commercial Loans
Secured	1,350	—
Unsecured	436	—

Total	1,786	—

Total	$114,482	$47

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
As of December 31, 2011
(Dollars in thousands)
	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$26,637	$—
Multifamily residential	5,860	—
Nonresidential	42,902	—
Land	11,142	—

Total	86,541	—

Construction Loans
One-to four-family residential	27,104	—
Multifamily and nonresidential	—	—

Total	27,104	—

Consumer Loans
Home Equity	4,198	39
Auto	170	—
Marine	479	—
Recreational vehicle	1,725	—
Other	9	—

Total	6,581	39

Commercial Loans
Secured	2,483	—
Unsecured	347	—

Total	2,830	—

Total	$123,056	$39

The following tables present an age analysis of past-due loans, segregated by class of loans as of June 30, 2012:

Past Due Loans
(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$2,187	$947	$21,131	$24,265	$611,491	$635,756
Multifamily residential	228	95	9,018	9,341	89,204	98,545
Nonresidential	417	4,685	36,155	41,257	188,046	229,303
Land	63	11	8,316	8,390	10,723	19,113

Total	2,895	5,738	74,620	83,253	899,464	982,717

Construction Loans
One-to four-family residential	—	76	17,609	17,685	24,392	42,077
Multifamily and nonresidential	—	—	—	—	4,528	4,528

Total	—	76	17,609	17,685	28,920	46,605

Consumer Loans
Home Equity	1,048	453	4,006	5,507	178,429	183,936
Auto	37	16	54	107	7,801	7,908
Marine	—	173	169	342	5,144	5,486
Recreational vehicle	978	700	582	2,260	22,759	25,019
Other	155	1	20	176	2,542	2,718

Total	2,218	1,343	4,831	8,392	216,675	225,067

Commercial Loans
Secured	111	—	208	319	21,465	21,784
Unsecured	—	—	136	136	2,879	3,015

Total	111	—	344	455	24,344	24,799

Total	$5,224	$7,157	$97,404	$109,785	$1,169,403	$1,279,188

During the second quarter of 2012, one loan relationship consisting of seven loans totaling $8.4 million became past due as the borrower went into bankruptcy proceedings.

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

During the period ended June 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of a loan were for periods ranging from six months to 28 years. Modifications involving an extension of the maturity date were for periods ranging from six months to three years.

Restructured loans were $32.8 million and $50.9 million at June 30, 2012 and December 31, 2011, respectively. The Company has allocated $1.0 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of June 30, 2012. The Company had allocated $2.0 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2011. Troubled debt restructurings are considered impaired and are included in the table above.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2012:

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
Real Estate Loans
Permanent
One-to four-family	7	$350	$345
Multifamily residential	—	—	—
Nonresidential	—	—	—
Land	—	—	—

Total	7	350	345

Construction Loans
One-to four-family residential	—	—	—
Multifamily and nonresidential	—	—	—

Total	—	—	—

Consumer Loans
Home Equity	20	950	918
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	20	950	918

Commercial Loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total Restructured Loans	27	$1,300	$1,263

The troubled debt restructurings described above had no effect on the allowance for loan losses and resulted in no chargeoffs during the three months ending June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2012:

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
Real Estate Loans
Permanent
One-to four-family	21	$2,306	$2,264
Multifamily residential	6	1,439	1,438
Nonresidential	1	424	424
Land	—	—	—

Total	28	4,169	4,126

Construction Loans
One-to four-family residential	3	853	830
Multifamily and nonresidential	—	—	—

Total	3	853	830

Consumer Loans
Home Equity	42	1,783	1,752
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	42	1,783	1,752

Commercial Loans
Secured	—	—	—
Unsecured	1	446	446

Total	1	446	446

Total Restructured Loans	74	$7,251	$7,154

The troubled debt restructurings described above increased the allowance for loan losses by $78,000 and resulted in no chargeoffs during the six months ending June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ended June 30, 2012:

	Number of loans	Recorded Investment
Real Estate Loans
Permanent
One-to four-family	14	$1,570
Multifamily residential	—	—
Nonresidential	3	1,219
Land	2	1,495

Total	19	4,284

Construction Loans
One-to four-family residential	4	371
Multifamily and nonresidential	—	—

Total	4	371

Consumer Loans
Home Equity	5	197
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—

Total	5	197

Commercial Loans
Secured	—	—
Unsecured	—	—

Total	—	—

Total Restructured Loans	28	$4,852

A troubled debt restructuring is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above resulted in chargeoffs of $29,000 and $505,000 during the three and six months ended June 30, 2012, respectively, but had no effect on the provision for loan losses.

The terms of certain other loans were modified during the period ended June 30, 2012 but the modifications did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2012 of $7.9 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

In order to determine whether a borrower is experiencing financial difficulty an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed in accordance with the Company’s internal underwriting policy.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes homogeneous loans past due 90 cumulative days, and all non-homogeneous loans including commercial loans and commercial real estate loans. Smaller balance homogeneous loans are primarily monitored by payment status.

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

As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

June 30, 2012

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$598,449	$1,865	$35,442	$—	$—	$35,442	$635,756
Multifamily Residential	71,022	10,367	17,156	—	—	17,156	98,545
Nonresidential	126,419	21,797	81,087	—	—	81,087	229,303
Land	9,792	882	8,439	—	—	8,439	19,113

Total	805,682	34,911	142,124	—	—	142,124	982,717

Construction Loans
One-to four-family Residential	21,891	1,654	18,507	25	—	18,532	42,077
Multifamily and nonresidential	4,528	—	—	—	—	—	4,528

Total	26,419	1,654	18,507	25	—	18,532	46,605

Consumer Loans
Home Equity	178,667	—	5,269	—	—	5,269	183,936
Auto	7,563	228	117	—	—	117	7,908
Marine	5,122	10	354	—	—	354	5,486
Recreational vehicle	23,604	—	1,415	—	—	1,415	25,019
Other	2,688	—	30	—	—	30	2,718

Total	217,644	238	7,185	—	—	7,185	225,067

Commercial Loans
Secured	18,283	413	3,088	—	—	3,088	21,784
Unsecured	1,855	250	910	—	—	910	3,015

Total	20,138	663	3,998	—	—	3,998	24,799

Total	$1,069,883	$37,466	$171,814	$25	$—	$171,839	$1,279,188

Loans

December 31, 2011

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$626,072	$4,094	$37,209	$—	$—	$37,209	$667,375
Multifamily residential	90,820	8,392	21,779	—	—	21,779	120,991
Nonresidential	149,314	18,388	108,496	—	—	108,496	276,198
Land	10,475	1,200	11,547	—	—	11,547	23,222

Total	876,681	32,074	179,031	—	—	179,031	1,087,786

Construction Loans
One-to four-family residential	28,396	2,394	28,520	29	—	28,549	59,339
Multifamily and nonresidential	4,528	—	—	—	—	—	4,528

Total	32,924	2,394	28,520	29	—	28,549	63,867

Consumer Loans
Home Equity	187,153	269	4,405	—	—	4,405	191,827
Auto	8,738	12	183	—	—	183	8,933
Marine	5,418	—	482	—	—	482	5,900
Recreational vehicle	26,728	—	1,802	—	—	1,802	28,530
Other	3,192	—	15	—	—	15	3,207

Total	231,229	281	6,887	—	—	6,887	238,397

Commercial Loans
Secured	20,895	263	3,962	—	—	3,962	25,120
Unsecured	2,861	166	1,999	—	—	1,999	5,026

Total	23,756	429	5,961	—	—	5,961	30,146

Total	$1,164,590	$35,178	$220,399	$29	$—	$220,428	$1,420,196

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at June 30, 2012, and December 31, 2011.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Dollars in thousands)
Balance, beginning of year	$6,375	$6,400
Originations	1,167	1,036

Amortized to expense	(1,282)	(1,002)

Balance, end of period	6,260	6,434

Less valuation allowance	(1,344)	(58)

Net balance	$4,916	$6,376

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
	(Dollars in thousands)
Balance, beginning of year	$(1,785)	$(285)
Impairment charges	(507)	—
Recoveries	948	227

Balance, end of period	$(1,344)	$(58)

Fair value of mortgage servicing rights as of June 30, 2012 was approximately $6.2 million and at December 31, 2011 was approximately $5.9 million.

Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Weighted average prepayment rate	444 PSA	475 PSA
Weighted average life (in years)	3.82	3.70
Weighted average discount rate	8%	8%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at June 30, 2012 and June 30, 2011 were as follows:

	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Real estate owned and other repossessed assets	$30,794	$51,161
Valuation allowance	(6,016)	(7,476)

End of period	$24,778	$43,685

Activity in the valuation allowance was as follows:

	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Beginning of year	$8,764	$7,332
Additions charged to expense	633	1,808
Direct write-downs	(3,381)	(1,664)

End of period	$6,016	$7,476

Expenses related to foreclosed and repossessed assets include:

	For the three months ended June 30,
	2012	2011
	(Dollars in thousands)
Net loss on sales	$418	$136
Provision for unrealized losses, net	505	1,226
Operating expenses, net of rental income	419	891

Total expenses	$1,342	$2,253

	For the six months ended June 30,
	2012	2011
	(Dollars in thousands)
Net loss on sales	$1,019	$546
Provision for unrealized losses, net	633	1,808
Operating expenses, net of rental income	1,121	1,764

Total expenses	$2,773	$4,118

9.	OTHER POSTRETIREMENT BENEFIT PLANS

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

Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,
	2012	2011
	(In thousands)
Service cost	$—	$—
Interest cost	19	33
Expected return on plan assets	—	—
Net amortization (accretion) of prior service cost	(20)	—
Recognized net actuarial gain	(23)	(19)

Net periodic benefit cost	$(24)	$14

Assumptions used in the valuations were as follows:
Weighted average discount rate	4.00%	5.00%

	Six Months Ended June 30,
	2012	2011
	(Dollars in thousands)
Service cost	$—	$—
Interest cost	38	66
Expected return on plan assets	—	—
Net amortization of prior service cost	(40)	—
Recognized net actuarial gain	(46)	(38)

Net periodic benefit cost	$(48)	$28

Assumptions used in the valuations were as follows:
Weighted average discount rate	4.00%	5.00%

10.	FAIR VALUE MEASUREMENT

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

United Community uses the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available for sale securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Special Assets Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2012 Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$54,123	$—	$54,123	$—
Equity securities	276	276	—	—
Mortgage-backed GSE securities: residential	376,641	—	376,641	—
Interest rate caps	831	—	—	831

		Fair Value Measurements at December 31, 2011 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$50,800	$—	$50,800	$—
Equity securities	263	263	—	—
Mortgage-backed GSE securities: residential	408,535	—	408,535	—
Interest rate caps	1,933	—	—	1,933

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2012:

	Interest Rate Caps
	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Balance of recurring Level 3 assets at January 1	$1,646	$1,933
Total gains (losses) for the period
Included in other income	(686)	(843)
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(129)	(259)
Sales	—	—

Balance of recurring Level 3 assets at end of period	$831	$831

The Company had no interest rate caps as of June 30, 2011.

There were no transfers between Level 2 and Level 3 during 2012 or 2011.

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
Interest rate caps	$831	Discounted cash flow	Discount rate	0.47%-1.5%

The fair value of interest rate caps was determined using proprietary models from third-party sources taking into account such factors as size of the transaction, the lack of a quoted market and the custom-tailored nature of the transaction. The fair value is inclusive of interest accruals, as applicable.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2012 Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$30,429	$—	$—	$30,429
Construction loans	10,900	—	—	10,900
Consumer loans	17			17
Commercial loans	400	—	—	400
Mortgage servicing assets	4,358	—	4,358	—
Other real estate owned, net:
Permanent real estate loans	4,753	—	—	4,753
Construction loans	5,877	—	—	5,877

		Fair Value Measurements at December 31, 2011 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$38,627	$—	$—	$38,627
Construction loans	14,953	—	—	14,953
Consumer loans	282			282
Commercial loans	291	—	—	291
Mortgage servicing assets	3,921	—	3,921	—
Other real estate owned, net:
Permanent real estate loans	7,586	—	—	7,586
Construction loans	7,581	—	—	7,581

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $48.8 million at June 30, 2012, with a specific valuation allowance of $7.0 million. This resulted in an increase of the provision for loan losses of $2.1 million during the three months ended June 30, 2012 and an increase of the provision for loan losses of $1.5 million during the six months ended June 30, 2012. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $80.0 million at June 30, 2011, with a specific valuation allowance of $11.7 million. This resulted in an additional provision for loan losses of $7.0 million during the three months ended June 30, 2011 and $12.6 million for the six months ended June 30, 2011. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $66.0 million at December 31, 2011, with a specific valuation allowance of $11.8 million, resulting in additional provision for loan losses of $30.8 million during 2011.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At June 30, 2012, mortgage servicing rights, carried at fair value, totaled $4.9 million, which is made up of the outstanding balance of $6.3 million, net of a valuation allowance of $1.3 million. At December 31, 2011, mortgage servicing rights, carried at fair value, totaled $4.6 million, which was made up of the outstanding balance of $6.4 million, net of a valuation allowance of $1.8 million, resulting in a net charge of $1.5 million for the year ended December 31, 2011. During the second quarter, the Company increased the amount of the valuation allowance by $507,000. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At June 30, 2012, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a net carrying amount of $24.8 million, with a valuation allowance of $6.0 million. This resulted in additional expenses of $633,000 during the three months ended June 30, 2012, and additional expenses of $1.8 million during the six months ended June 30, 2012. At December 31, 2011, other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $33.5 million, which is made up of the outstanding balance of $42.3 million net of a valuation allowance of $8.8 million resulting in a write-down of $4.8 million for the year ended December 31, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
Impaired loans:
Permanent real estate loans	$30,429	Sales comparison approach	Adjustment for differences between comparable sales	12.07%-45.44% (28.75%)
		Income approach	Adjustment for differences in net operating income Capitalization rate	7.52%-10.73% (9.49%)
Construction loans	10,900	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (9.83%)
		Income approach	Adjustment for differences in net operating income Capitalization rate	10.00%
Consumer loans	17	Sales comparison approach	Adjustment for differences between comparable sales	20.00%
Commercial loans	400	Sales comparison approach	Adjustment for differences between comparable sales	1.6%-24.18% (11.15%)
		Income approach	Adjustment for differences in net operating income Capitalization rate	8.5%-10% (9.25%)
Foreclosed assets:
Permanent real estate loans	4,753	Sales comparison approach	Adjustment for differences between comparable sales	3.60%-16.47% (10.20%)
Construction loans	5,877	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-47.24% (17.63%)

In accordance with generally accepted accounting principles, the carrying value and estimated fair values of financial instruments, at June 30, 2012 and December 31, 2011, were as follows:

		Fair Value Measurements at June 30, 2012 Using:
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$98,522	$98,522	$—	$—
Available for sale securities	431,040	276	430,764	—
Loans held for sale	8,435	—	8,709	—
Loans, net	1,249,595	—	—	1,271,569
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	5,959	—	451	5,508
Interest rate caps	831	—	—	831
Liabilities:
Deposits:
Checking, savings and money market accounts	(893,067)	(893,067)	—	—
Certificates of deposit	(648,632)	—	(659,939)	—
FHLB advances	(50,704)	—	(58,234)	—
Repurchase agreements and other	(90,608)	—	(102,384)	—
Advance payments by borrowers for taxes and insurance	(14,680)	—	(14,680)	—
Accrued interest payable	(603)	(580)	(23)	—

	December 31, 2011
	Carrying	Fair
	Value	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$54,136	$54,136
Available for sale securities	459,598	459,598
Loans held for sale	12,727	13,098
Loans, net	1,379,276	1,402,452
Federal Home Loan Bank stock	26,464	n/a
Accrued interest receivable	6,741	6,741
Interest Rate Caps	1,933	1,933
Liabilities:
Deposits:
Checking, savings and money market accounts	(817,082)	(817,082)
Certificates of deposit	(771,415)	(782,146)
Federal Home Loan Bank advances	(128,155)	(136,727)
Repurchase agreements and other	(90,618)	(103,719)
Advance payments by borrowers for taxes and insurance	(23,282)	(23,282)
Accrued interest payable	(610)	(610)

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

(d) Deposits

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

(e) Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

(f) Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 classification.

(h) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

11.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the six months ended
	June 30, 2012	June 30, 2011
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$10,164	$15,854
Supplemental schedule of noncash activities:
Loans transferred from portfolio to held for sale	1,214	86,584
Transfers from loans to real estate owned and other repossessed assets	4,282	13,562
Transfers from real estate owned to premises and equipment	1,746	—

12.	SEGMENT INFORMATION

All of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking services.

13.	EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 1,658,390 shares were anti-dilutive for the three months ended June 30, 2012. There were 2,049,844 stock options for shares that were anti-dilutive for the three months ended June 30, 2011. Stock options for 1,686,674 shares were anti-dilutive for the six months ended June 30, 2012. There were 2,049,844 stock options for shares that were anti-dilutive for the six months ended June 30, 2011.

	Three months ended
	June 30,
	2012	2011
Net income (loss) per consolidated statements of income	$62	$(1,796)
Net earnings allocated to participating securities	—	3

Net earnings (loss) allocated to common stock	$62	$(1,793)

Basic earnings (loss) per common share computation:
Distributed earnings allocated to common stock	$—	$—
Undistributed earnings (loss) allocated to common stock	62	(1,793)

Net earnings (loss) allocated to common stock	$62	$(1,793)

Weighted average common shares outstanding, including shares considered participating securities	32,942	30,932
Less: Average participating securities	(140)	(57)

Weighted average shares	32,802	32,875

Basic earnings (loss) per common share	$—	$(0.06)

Diluted earnings (loss) per common share computation:
Net earnings (loss) allocated to common stock	$62	$(1,793)

Weighted average common shares outstanding for basic earnings per common share	32,802	32,875
Add: Dilutive effects of assumed exercises of stock options	41	—

Weighted average shares and dilutive potential common shares	32,843	32,875

Diluted earnings (loss) per common share	$—	$(0.06)

	Six months ended
	June 30,
	2012	2011
Net income per consolidated statements of income	$3,858	$1,166
Net earnings allocated to participating securities	(10)	(2)

Net earnings allocated to common stock	$3,848	$1,164

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$—	$—
Undistributed earnings allocated to common stock	3,848	1,164

Net earnings allocated to common stock	$3,848	$1,164

Weighted average common shares outstanding, including shares considered participating securities	32,749	30,925
Less: Average participating securities	(89)	(51)

Weighted average shares	32,660	30,874

Basic earnings per common share	$0.12	$0.04

Diluted earnings per common share computation:
Net earnings allocated to common stock	$3,848	$1,164

Weighted average common shares outstanding for basic earnings per common share	32,660	30,874
Add: Dilutive effects of assumed exercises of stock options	13	1

Weighted average shares and dilutive potential common shares	32,673	30,875

Diluted earnings per common share	$0.12	$0.04

14.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and reflects no change in unrealized gains and losses on postretirement liability. The change includes reclassification of gains on sales of securities of $4.0 million and no impairment charges at June 30, 2012, and gains on sales of securities of $1.5 million and impairment charges of $38,000 at June 30, 2011.

Other comprehensive income (loss) components and related tax effects for the three and six month periods are as follows:

	Three months ended
	June 30,	June 30,
	2012	2011
	(Dollars in thousands)
Unrealized holding gain on securities available for sale	$8,980	$7,675
Reclassification adjustment for gains realized in income	(3,555)	(201)

Net unrealized gains	5,425	7,474
Tax effect (35%)	—	—

Net of tax amount	$5,425	$7,474

	Six months ended
	June 30,	June 30,
	2012	2011
	(Dollars in thousands)
Unrealized holding gain on securities available for sale	$6,511	$7,205
Reclassification adjustment for gains realized in income	(3,969)	(1,504)

Net unrealized gains	2,542	5,701
Tax effect (35%)	—	—

Net of tax amount	$2,542	$5,701

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at December 31, 2011	Current Period Change	Balance at June 30, 2012
Unrealized gains on securities available for sale	$3,447	$2,542	$5,989
Unrealized gains on post-retirement benefits	1,585	—	1,585

Total	$5,032	$2,542	$7,574

15.	REGULATORY CAPITAL REQUIREMENTS

Home Savings is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Home Savings and United Community. The regulations require Home Savings to meet specific capital adequacy guidelines and the regulatory framework for prompt corrective action that involve quantitative measures of Home Savings’ assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Home Savings’ capital classification is also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

	As of June 30, 2012
	Actual		Minimum Capital Requirements Per Consent Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$199,534	16.43%	$145,773	12.00%
Tier 1 capital to risk-weighted assets	184,155	15.16%	*	*
Tier 1 capital to average total assets	184,155	9.32%	177,763	9.00%

	As of June 30, 2012
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$97,182	8.00%	$121,477	10.00%
Tier 1 capital to risk-weighted assets	*	*	72,886	6.00%
Tier 1 capital to average total assets	79,006	4.00%	98,757	5.00%

	As of December 31, 2011
	Actual		Minimum Capital Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$196,710	14.57%	$162,005	12.00%
Tier 1 capital to risk-weighted assets	179,521	13.30%	*	*
Tier 1 capital to average total assets	179,521	8.61%	166,856	8.00%

	As of December 31, 2011
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$108,003	8.00%	$135,004	10.00%
Tier 1 capital to risk-weighted assets	*	*	81,002	6.00%
Tier 1 capital to average total assets	83,428	4.00%	104,285	5.00%

*	Amount/Ratio is not required under the Bank Order or regulations.

As of June 30, 2012 and December 31, 2011, respectively, the FDIC and FRB categorized Home Savings as adequately capitalized pursuant to the Consent Order and OTS Order (as amended) discussed in Note 2. Home Savings cannot be considered well capitalized while it is under a regulatory order that requires it to maintain a specific capital level.

Pursuant to the Consent Order issued by the FDIC and Ohio Division, Home Savings will need to maintain a Tier 1 Leverage Ratio greater than 9.0% and a Total Risk-based Capital Ratio greater than 12.0% at the end of every quarter beginning with the quarter ending June 30, 2012. If either ratio falls below its limit at the end of any given quarter, then Home Savings must restore its capital ratios to required levels within 60 days, as more fully disclosed in Note 2.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements. Refer to Note 2 for a complete discussion of the regulatory enforcement actions.

16.	INCOME TAXES

Management recorded a valuation allowance against deferred tax assets at June 30, 2012 and December 31, 2011, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

Item2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2012	2011	2012	2011
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	0.01%	-0.34%	0.38%	0.11%
Return on average equity (3)	0.12%	-3.95%	3.95%	1.29%
Interest rate spread (4)	3.38%	3.19%	3.24%	3.25%
Net interest margin (5)	3.55%	3.39%	3.42%	3.45%
Non-interest expense to average assets	3.47%	2.97%	3.34%	3.02%
Efficiency ratio (6)	78.50%	67.49%	77.92%	72.07%
Average interest-earning assets to average interest-bearing liabilities	117.50%	112.85%	116.54%	112.68%
Capital ratios:
Average equity to average assets	10.09%	8.49%	9.75%	8.45%
Equity to assets, end of period	10.26%	8.71%	10.26%	8.71%
Tier 1 leverage ratio	9.32%	8.40%	9.32%	8.40%
Tier 1 risk-based capital ratio	15.16%	12.20%	15.16%	12.20%
Total risk-based capital ratio	16.43%	13.47%	16.43%	13.47%
Asset quality ratios:
Nonperforming loans to total loans at end of period (7)	9.17%	9.21%	9.17%	9.21%
Nonperforming assets to average assets (8)	7.09%	8.54%	6.95%	8.52%
Nonperforming assets to total assets at end of period (8)	7.31%	8.69%	7.31%	8.69%
Allowance for loan losses as a percent of loans	2.42%	2.91%	2.42%	2.91%
Allowance for loan losses as a percent of nonperforming loans (7)	27.01%	32.51%	27.01%	32.51%
Texas ratio (9)	61.57%	80.18%	61.57%	80.18%
Total classified assets as a percent of Tier 1 capital (10)	93.31%	134.51%	93.31%	134.51%
Total classified loans as a percent of Tier 1 capital and ALLL	79.89%	107.48%	79.89%	107.48%
Total classified assets as a percent of Tier 1 capital and ALLL (10)	91.41%	126.89%	91.41%	126.89%
Net charge-offs as a percent of average loans	3.03%	2.11%	2.75%	1.87%
Total 90+ days past due as a percent of total loans	7.79%	8.21%	7.79%	8.21%
Office data:
Number of full service banking offices	34	38	34	38
Number of loan production offices	8	7	8	7
Per share data:
Basic earnings (loss) (11)	$—	$(0.06)	$0.12	$0.04
Diluted earnings (loss) (11)	—	(0.06)	0.12	0.04
Book value (12)	5.95	5.91	5.95	5.91
Tangible book value (13)	5.94	5.90	5.94	5.90

Notes:

1.	Ratios for the three and six month periods are annualized where appropriate
2.	Net income (loss) divided by average total assets
3.	Net income (loss) divided by average total equity
4.	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities
5.	Net interest income as a percentage of average interest-earning assets
6.	Noninterest expense, excluding the amortization of core deposit intangible and prepayment penalties, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities, other than temporary impairment charges, gains and losses on foreclosed assets, and gain on the sale of a retail branch
7.	Nonperforming loans consist of nonaccrual loans and loans past due ninety days and still accruing
8.	Nonperforming assets consist of nonperforming loans, real estate owned and other repossessed assets
9.	Nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses
10.	Classified assets include classified loans, real estate owned and other repossessed assets.
11.	Net income (loss) divided by the number of basic or diluted shares outstanding
12.	Shareholders’ equity divided by number of shares outstanding
13.	Shareholders’ equity minus core deposit intangible divided by the number of shares outstanding

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

Comparison of Financial Condition at June 30, 2012 and December 31, 2011

Total assets decreased $123.7 million to $1.9 billion at June 30, 2012, compared to December 31, 2011. Contributing to the change was a decrease in available for sale securities of $28.6 million and a decrease in net loans of $129.7 million, which were offset partially by an increase in cash and cash equivalents of $44.4 million.

In the first six months of 2012, the Company sold approximately $221.5 million in securities, recognizing $4.0 million in gains on the sales. The Company also purchased securities with a face value of $234.5 million to replace the securities sold during the period and to replace loan balances that continue to decline. The Company continues to focus its purchases of securities on those with longer duration characteristics to offset partially the asset sensitivity that the Company’s balance sheet continues to exhibit. Maturities, paydowns and the change in the unrealized gain on the portfolio also contributed to the change in the size of the securities portfolio.

Net loans decreased $129.7 million during the first six months of 2012. The primary source of the decrease was the overall decline in commercial real estate loans and construction loans. Home Savings has, in the current economic environment, made a conscious effort to decrease its exposure in construction loan portfolio and segments of its commercial real estate loan portfolios.

The following table summarizes the trend in the allowance for loan losses as of June 30, 2012:

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31, 2011	Provision	Recovery	Chargeoff	June 30, 2012
Real Estate Loans
Permanent
One-to four-family residential	$7,802	$1,905	$85	$(1,809)	$7,983
Multifamily residential	2,689	611	1	(657)	2,644
Nonresidential	16,801	3,633	139	(9,775)	10,798
Land	4,031	(1,515)	—	(1,820)	696

Total	31,323	4,634	225	(14,061)	22,121

Construction Loans
One-to four-family residential	4,400	567	52	(2,666)	2,353
Multifamily and nonresidential	93	48	—	(4)	137

Total	4,493	615	52	(2,670)	2,490

Consumer Loans
Home Equity	2,026	1,257	253	(251)	3,285
Auto	77	(24)	5	(8)	50
Marine	509	22	1	(79)	453
Recreational vehicle	1,888	(115)	44	(850)	967
Other	76	(6)	151	(171)	50

Total	4,576	1,134	454	(1,359)	4,805

Commercial Loans
Secured	654	36	26	(55)	661
Unsecured	1,225	525	25	(919)	856

Total	1,879	561	51	(974)	1,517

Total	$42,271	$6,944	$782	$(19,064)	$30,933

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for possible loan losses charged to expense. The allowance for loan losses decreased to $30.9 million at June 30, 2012, from $42.3 million at December 31, 2011, a decrease of $11.3 million. The allowance for loan losses as a percentage of loans was 2.42% at June 30, 2012, compared to 2.79% at December 31, 2011. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables”, and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net chargeoffs or recoveries, among other factors.

The decrease in the allowance for loan losses in the first half of 2012 was primarily a result of the level of allowance assigned to the permanent real estate and construction loan portfolios. At June 30, 2012, the allowance assigned to the permanent real estate portfolio aggregated $22.1 million, a decrease of $9.2 million from the previous year. Total permanent outstanding real estate loans were down $105.1 million when compared to December 31, 2011. This decrease was a result of an increased level of runoff of permanent real estate loans in the first half of 2012. Included in this decrease are chargeoffs of $14.1 million in the first six months of 2012.

In the first six months of 2012, the level of the allowance for loan losses decreased $11.3 million when compared to December 31, 2011. During the six months ended June 30, 2012, the level of net loans charged off exceeded the loan loss provision by approximately $12.1 million. Timing differences can exist between the period in which an initial provision is recognized and the subsequent period in which the loss is confirmed and the resulting chargeoff recognized. As a result, in any given period, it is possible to have chargeoffs exceed the provision for loan losses in the various loan categories. All major categories had the level of chargeoffs exceed the provision recognized in the first half of 2012. In the first six months of 2012, certain loans were charged off where reserves were established in a previous period.

Net chargeoffs exceeded the loan loss provision by $6.1 million in the nonresidential real estate category. This was impacted by the level of outstanding loans in the category, which declined by $46.9 million since December 31, 2011, thereby reducing the needed level of the allowance for loan losses. The primary reason for this decline in loans was the resolution of one commercial loan relationship consisting of seven loans, which represented the Company’s largest classified loan relationship. Five of the seven loans in this relationship were nonresidential loans, the resolution of which resulted in a $20.8 million decline in principal loan balances. Based on facts and circumstances that occured in the second quarter of 2012, a chargeoff of $5.9 million in nonresidential loans was recognized as a part of this resolution. Reserves of $1.1 million were established on these specific loans in prior periods, resulting in a net loss of $4.8 million in the second quarter. Of the remaining $3.9 million in chargeoffs, reserves of $5.0 million had been established in prior periods.

Net chargeoffs exceeded the loan loss provision by $3.3 million for land loans for the six months ended June 30, 2012. This was caused by a decline in the principal balance of $4.1 million in this loan category, resulting in a lower provision being required. Additionally, the historical chargeoff factor has also decreased in this category. Further impacting this loan category were chargeoffs of $1.8 million, which were substantially reserved at the time of chargeoff.

One-to four-family residential construction loan net chargeoffs exceeded the loan loss provision by $2.1 million for the six months ended June 30, 2012. Net chargeoffs totaled $2.6 million. At December 31, 2011, Home Savings had $2.0 million in specific reserves related to the probable incurred losses in connection with these loans. Additionally, the principal balance of loans in this category declined $12.9 million during 2012, resulting in a lower provision being required.

Accordingly, as a result of adequate reserves being established in previous periods, a decline in principal balances outstanding and changes in historical loss factors at June 30, 2012, the required level of allowance for loan loss and provision for loan loss has declined.

A non-homogeneous loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the strength of guarantors (if any). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the market value of the loan. The following table summarizes the change in impaired loans during the first six months of 2012.

Impaired Loans
(Dollars in thousands)

	June 30, 2012	December 31, 2011	Change
Real Estate Loans
Permanent
One-to four-family residential	$32,644	$30,287	$2,357
Multifamily residential	10,054	6,592	3,462
Nonresidential	48,560	66,503	(17,943)
Land	8,935	11,908	(2,973)

Total	100,193	115,290	(15,097)

Construction Loans
One-to four-family residential	20,158	30,587	(10,429)
Multifamily and nonresidential	—	—	—

Total	20,158	30,587	(10,429)

Consumer Loans
Home Equity	4,953	3,139	1,814
Auto	58	59	(1)
Boat	354	482	(128)
Recreational vehicle	695	47	648
Other	7	7	—

Total	6,067	3,734	2,333

Commercial Loans
Secured	2,082	3,511	(1,429)
Unsecured	207	445	(238)

Total	2,289	3,956	(1,667)

Total Impaired Loans	$128,707	$153,567	$(24,860)

The decrease in impaired loans can largely be attributed to the resolution of loans through principal payments, chargeoffs, sale of the loan or collateral, or by Home Savings taking possession of the collateral.

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

The change in TDRs for the six months ended June 30, 2012 is as follows:

Troubled Debt Restructurings

	June 30, 2012	December 31, 2011	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$16,788	$16,648	$140
Multifamily residential	3,229	3,273	(44)
Nonresidential	2,819	19,666	(16,847)
Land	2,190	3,325	(1,135)

Total	25,026	42,912	(17,886)

Construction Loans
One-to four-family residential	2,053	2,936	(883)
Multifamily and nonresidential	—	—	—

Total	2,053	2,936	(883)

Consumer Loans
Home Equity	4,120	1,895	2,225
Auto	17	21	(4)
Marine	—	—	—
Recreational vehicle	—	—	—
Other	7	7	—

Total	4,144	1,923	2,221

Commercial Loans
Secured	1,522	3,073	(1,551)
Unsecured	35	54	(19)

Total	1,557	3,127	(1,570)

Total Restructured Loans	$32,780	$50,898	($18,118)

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. TDR loans that were on nonaccrual status aggregated $14.3 million and $17.8 million at June 30, 2012 and December 31, 2011, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $18.5 million and $33.1 million at June 30, 2012 and December 31, 2011, respectively.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $114.5 million, or 9.17% of net loans, at June 30, 2012, compared to $123.1 million, or 9.00% of net loans, at December 31, 2011.

The schedule below summarizes the change in nonperforming loans for the first six months of 2012.

Nonperforming Loans
(Dollars in thousands)
	June 30, 2012	December 31, 2011	Change
Real Estate Loans
Permanent
One-to four-family residential	$26,705	$26,637	$68
Multifamily residential	9,582	5,860	3,722
Nonresidential	43,103	42,902	201
Land	8,316	11,142	(2,826)

Total	87,706	86,541	1,165

Construction Loans
One-to four-family residential	18,335	27,104	(8,769)
Multifamily and nonresidential	—	—	—

Total	18,335	27,104	(8,769)

Consumer Loans
Home Equity	4,944	4,237	707
Auto	101	170	(69)
Marine	342	479	(137)
Recreational vehicle	1,293	1,725	(432)
Other	22	9	13

Total	6,702	6,620	82

Commercial Loans
Secured	1,350	2,483	(1,133)
Unsecured	436	347	89

Total	1,786	2,830	(1,044)

Total Nonperforming Loans	$114,529	$123,095	$(8,566)

During the first six months of 2012, one construction one-to four-family loan relationship aggregating $2.3 million was settled in bankruptcy court and one land real estate relationship was charged down $1.8 million to the fair value of the underlying collateral. There were several properties Home Savings took possession of and several loans were satisfied by either selling the underlying collateral or the note itself.

Loans held for sale decreased $4.3 million, or 33.7%, to $8.4 million at June 30, 2012, compared to $12.7 million at December 31, 2011. The change was primarily attributable to the timing of sales during the period. Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Federal Home Loan Bank stock remained at $26.5 million for June 30, 2012 and December 31, 2011. During the first six months of 2012, the Federal Home Loan Bank paid a cash dividend in lieu of a stock dividend to its member banks.

Real estate owned and other repossessed assets decreased $8.7 million, or 26.0%, during the six months ended June 30, 2012, as compared to the year ended December 31, 2011. The following table summarizes the activity in real estate owned and other repossessed assets during the period:

	Real Estate Owned	Repossessed Assets	Total
	(In thousands)
Balance at December 31, 2011	$32,946	$540	$33,486
Acquisitions	3,700	557	4,257
Transfer to fixed assets	(1,746)	—	(1,746)
Sales	(9,994)	(644)	(10,638)
Provision for unrealized losses	(581)	—	(581)

Balance at June 30, 2012	$24,325	$453	$24,778

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of June 30, 2012:

	Balance	Valuation Allowance	Net Balance
	(In thousands)
Real estate owned
One-to four-family	$9,564	$(645)	$8,919
Multifamily residential	960	(186)	774
Nonresidential	2,008	(149)	1,859
One-to four-family residential construction	16,985	(5,021)	11,964
Land	824	(15)	809

Total real estate owned	30,341	(6,016)	24,325
Repossessed assets
Auto	65	—	65
Marine	200	—	200
Recreational vehicle	188	—	188

Total repossessed assets	453	—	453

Total real estate owned and other repossessed assets	$30,794	$(6,016)	$24,778

Home Savings has made the decision to move all mortgage, credit and commercial operations/staff from their current location in Beachwood, Ohio to a building in Willoughby, Ohio that is owned by Home Savings. The building in Willoughby, Ohio was acquired in resolution of a nonresidential real estate loan in March 2010, and was held in Home Savings’ real estate owned portfolio. It is anticipated that this move will save occupancy expenses once the Willoughby location is fully operational. Approximately 13,000 square-feet of the 45,000 square-feet, four-story building will be used by Home Savings. The remainder of the building’s offices may be leased to other business and medical professionals. Management expects this move to be complete in the fall of 2012.

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

Total deposits decreased $46.8 million to $1.5 billion at June 30, 2012, compared to December 31, 2011. The primary cause for the decrease in deposits was due to the overall decline in certificates of deposit due to the maturity of the Company’s Step CDs. Primarily in the third quarter of 2008, Home Savings offered a 42-month time deposit product (Step CDs) to its customers in order to maintain adequate levels of liquidity as Home Savings entered into the Bank Order with regulators. While the Step CDs offered a blended rate over the 42-month term consistent with other 42-month certificates of deposit being offered in Home Savings’ market at that time, the interest rate paid on Step CDs increases in regular intervals over the life of the deposit, such that in the final six months of the deposit prior to maturity, the rate paid was 6.50%. This product generated approximately $140.0 million in deposits, $12.6 million of which were sold in the branch sale announced in the fourth quarter of 2011 and $126.5 million of which matured in the first quarter of 2012. As these and other certificates of deposit matured, the Company was able to successfully retain most of these deposits in other interest-bearing non-time deposit accounts at substantially lower rates. As of June 30, 2012, Home Savings had no brokered deposits.

Federal Home Loan Bank advances decreased $77.5 million during the first six months of 2012, primarily as a result of the paydown of overnight advances and the prepayment of term advances. Home Savings used funds from security sales to prepay $25.0 million in term advances and offset the prepayment penalties associated with the paydowns of these advances with the gains recognized on these security sales. Proceeds from loan payoffs were used to reduce overnight advances, which accounted for the remainder of the change. Home Savings had approximately $267.6 million in unused borrowing capacity at the FHLB at June 30, 2012.

Advance payments by borrowers for taxes and insurance decreased $8.6 million during the first six months of 2012. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $2.7 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $6.0 million.

During the first six months of 2012, Home Savings received requests for reimbursements from investors for the purpose of making the investor whole on certain loans sold in the secondary market. These loans have certain identified weakness such that, in the opinion of management, a settlement to the investor is most appropriate. For the six months ended June 30, 2012, Home Savings incurred expenses of $593,000 associated with such repurchases. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $425,000 at June 30, 2012. Management believes this reserve is appropriate given the historical losses incurred and the probability future losses will be deemed certain.

Shareholders’ equity increased $6.9 million to $195.6 million at June 30, 2012, from $188.7 million at December 31, 2011. The change occurred primarily due to the net income recognized by the Company in the period as well as the adjustment to other comprehensive income for the valuation of available for sale securities during the period.

Comparison of Operating Results for the Three Months Ended

June 30, 2012 and June 30, 2011

Net Income. United Community recognized net income for the three months ended June 30, 2012, of $62,000, compared to a net loss of $1.8 million, or $(0.06) per diluted share, for the three months ended June 30, 2011. The primary cause of the change was lower provision for loan losses recognized during the second quarter of 2012. Compared with the second quarter of 2011, net interest income decreased $638,000, the provision for loan losses decreased $2.0 million and non-interest income increased $1.6 million. United Community’s annualized return on average assets and return on average equity were 0.01% and 0.12%, respectively, for the three months ended June 30, 2012. The annualized return on average assets and return on average equity for the comparable period in 2011 were -0.34% and -3.95%, respectively.

Net Interest Income. Net interest income for the three months ended June 30, 2012 and June 30, 2011, was $16.4 million and $17.1 million, respectively. Total interest income decreased $4.0 million in the second quarter of 2012 compared to the second quarter of 2011, primarily as a result of a decrease of $302.8 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 13 basis points. Home Savings’ construction and segments of its commercial real estate loan portfolios declined as a result of executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.

Total interest expense decreased $3.3 million for the quarter ended June 30, 2012, as compared to the same quarter last year. The change was due primarily to reductions of $3.1 million in interest paid on deposits. The overall decrease in interest expense was attributable to the maturity of the Step CD’s as described above and a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balance of certificates of deposit declined by $225.8 million, while non-time deposits increased by $53.9 million. Also contributing to the change was a reduction of 91 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 45 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the second quarter of last year. The interest rate spread for the three months ended June 30, 2012, increased to 3.37% compared to 3.19% for the quarter ended June 30, 2011. The net interest margin increased 16 basis points to 3.55% for the three months ended June 30, 2012 compared to 3.39% for the same quarter in 2011.

	For the Three Months Ended June 30,
	2012 vs. 2011
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(497)	$(3,965)	$(4,462)
Loans held for sale	(7)	70	63
Investment securities:
Available for sale	(364)	810	446
FHLB stock	(14)	—	(14)
Other interest-earning assets	(4)	2	(2)

Total interest-earning assets	$(886)	$(3,083)	$(3,969)

Interest-bearing liabilities:
Savings accounts	(76)	11	(65)
NOW and money market accounts	(272)	59	(213)
Certificates of deposit	(1,717)	(1,144)	(2,861)
Federal Home Loan Bank advances	(9)	(174)	(183)
Repurchase agreements and other	177	(186)	(9)

Total interest-bearing liabilities	$(1,897)	$(1,434)	(3,331)

Change in net interest income			$(638)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $6.3 million in the second quarter of 2012, compared to $8.2 million in the second quarter of 2011. This $1.9 million decrease in the provision for loan losses is primarily a result of a decrease in the permanent real estate portfolio of $2.3 million and a decrease in the construction portfolio of $1.9 million. Both of these decreases are being driven primarily by a decrease in the volume of outstanding permanent real estate loans of $173.7 million and $46.7 million in the volume of outstanding construction loans. Further impacting the change was the overall improvement in asset quality during the period.

Noninterest Income. Noninterest income increased in the second quarter of 2012 to $6.9 million, as compared to noninterest income for the second quarter of 2011 of $5.3 million. Driving the increase in noninterest income were gains recognized on the sale of available for sale securities. In the second quarter of 2012, Home Savings sold approximately $195.8 million of securities and subsequently recognized a $3.6 million gain. These securities were sold in order to realize gains on the securities portfolio in anticipation of increased prepayment speeds which would cause unrealized gains to erode. Further impacting the comparison, Home Savings recognized lower service fees and other charges compared to the second quarter of 2011. The decline was the result of a higher valuation adjustment recognized on deferred Mortage Servicing rights in the second quarter of 2012 as compared to the same period in 2011.

Noninterest Expense. Noninterest expense was $17.0 million in the second quarter of 2012, compared to $15.9 million in the second quarter of 2011. In the second quarter of 2012 salaries and employee benefits were up as a result of the recognition of expenses associated with the Executive Incentive Plan and, to a lesser extent, the reinstatement of a matching contribution to the 401(k) plan. Also contributing to the increase were expenses incurred due to the prepayment of FHLB term advances. In the second quarter of 2012, Home Savings paid in full $25.0 million in term advances. This was done to utilize excess cash and reduce interest expenses going forward. The change in noninterest expense for the second quarter of 2012 as compared to the second quarter of 2011 was also affected by increased professional fees incurred by the Company. Professional fees, including legal and other consultants, were higher in the second quarter of 2012 due to the engagement of professionals’ hired to assist management in resolving nonperforming assets of the Bank. These changes were offset by a reduction in real estate owned expenses and other expenses. Real estate owned expenses were lower in the second quarter of 2012 when compared to the same quarter in 2011 because of lower real estate tax incurred as well as fewer expenses incurred to maintain properties in saleable condition. Other expenses were lower as the Bank recognized fewer costs associated with the acceleration of negative escrow expenses during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.

Comparison of Operating Results for the Six Months Ended

June 30, 2012 and June 30, 2011

Net Income. United Community recognized net income for the six months ended June 30, 2012, of $3.9 million, or $0.12 per diluted share, compared to net income of $1.2 million, or $0.04 per diluted share, for the six months ended June 30, 2011. The primary cause of the change was the lower provision for loan losses recognized during the first six months of 2012. Compared with the first six months of 2011, net interest income decreased $2.4 million, the provision for loan losses decreased $3.5 million and non-interest income increased $2.8 million. United Community’s annualized return on average assets and return on average equity were 0.38% and 3.95%, respectively, for the six months ended June 30, 2012. The annualized return on average assets and return on average equity for the comparable period in 2011 were 0.11% and 1.29%, respectively.

Net Interest Income. Net interest income for the six months ended June 30, 2012 and June 30, 2011, was $32.3 million and $34.7 million, respectively. Total interest income decreased $8.1 million in the first six months of 2012 compared to the first six months of 2011, primarily as a result of a decrease of $288.2 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 22 basis points. Home Savings’ construction and segments of its commercial real estate loan portfolios declined as a result of executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.

Total interest expense decreased $5.7 million for the six months ended June 30, 2012, as compared to the same period last year. The change was due primarily to reductions of $5.4 million in interest paid on deposits. The overall decrease in interest expense was attributable to the maturity of the Step CD’s as described above and a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. The average outstanding balance of certificates of deposit declined by $205.4 million, while non-time deposits increased by $49.7 million. Also contributing to the change was a reduction of 70 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 18 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first six months of last year. The interest rate spread for the six months ended June 30, 2012 and 2011, was 3.24%. The net interest margin decreased three basis points to 3.42% for the six months ended June 30, 2012 compared to 3.45% for the first six months of 2011.

	For the Six Months Ended June 30,
	2012 vs. 2011
	Increase (decrease) due to		Total increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,747)	$(7,569)	$(9,316)
Loans held for sale	(5)	102	97
Investment securities:
Available for sale	(743)	1,836	1,093
FHLB stock	(14)	—	(14)
Other interest-earning assets	3	(2)	1

Total interest-earning assets	$(2,506)	$(5,633)	$(8,139)

Interest-bearing liabilities:
Savings accounts	(175)	26	(149)
NOW and money market accounts	(482)	102	(380)
Certificates of deposit	(2,742)	(2,167)	(4,909)
Federal Home Loan Bank advances	(236)	(40)	(276)
Repurchase agreements and other	(2,823)	2,811	(12)

Total interest-bearing liabilities	$(6,458)	$732	(5,726)

Change in net interest income			$(2,413)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $6.9 million in the first six months of 2012, compared to $10.4 million in the first six months of 2011. This $3.5 million decrease in the provision for loan losses is primarily a result of a decrease in the permanent real estate portfolio of $5.4 million and a decrease in the construction portfolio of $936,000. Both of these decreases are being driven primarily by a decrease in the volume of outstanding permanent real estate loans of $173.7 million and $46.7 million in the volume of outstanding construction loans.

Noninterest Income. Noninterest income increased in the first six months of 2012 to $12.0 million, as compared to the first six months of 2011 of $9.3 million. Driving the increase in noninterest income were gains recognized on the sale of available for sale securities. In the first six months of 2012, Home Savings sold securities totaling approximately $225.5 million and subsequently recognized a $4.0 million gain. These securities were sold in order to realize gains on the securities portfolio in anticipation of increased prepayment speeds which would cause unrealized gains to erode. Fees generated on nondeposit investments increased $385,000 during the first six months of 2012, as compared to the same period last year. The change was driven by volume of activity in 2012, Some Home Savings’ customers that had funds deposited in Step CD’s that matured in the first quarter of 2012 were retained and their deposits were invested in various mutual funds and insurance annuities offered through the Home Savings Investments Division’s partnership with Primevest, Finally, lower losses incurred on real estate owned and other repossessed assets during the six months ended June 30, 2012, as compared to the same period last year, were the result of the need to mark fewer properties down to fair market value as real estate values have stabilized.

Noninterest Expense. Noninterest expense was $33.5 million in the first six months of 2012, compared to $32.4 million in the first six months of 2011. In the first half of 2012 salaries and employee benefits were up as a result of the recognition of expenses associated with the Executive Incentive Plan, a restricted stock grant and, to a lesser extent, the reinstatement of a matching contribution to the 401(k) plan in 2012. Also contributing to the increase were expenses incurred due to the prepayment of FHLB term advances. In the second quarter of 2012, Home Savings paid in full $25.0 million in term advances. This was done to utilize excess cash and reduce interest expenses going forward. Professional fees, including legal and other consultants, were higher during the first six months of 2012 due to the engagement of professionals’ hired to assist management in resolving nonperforming assets of Home Savings. These changes were offset by a reduction in other expenses, which include lower expenses incurred to positively resolve problem loans.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended June 30, 2012 and 2011. Average balance calculations were based on daily balances.

	Three Months Ended June 30,
	2012			2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,298,838	$16,959	5.22%	$1,601,672	$21,421	5.35%
Net loans held for sale	11,293	104	3.68%	3,401	41	4.82%
Investment securities:
Available for sale	483,916	3,540	2.93%	351,029	3,094	3.53%
Federal Home Loan Bank stock	26,464	280	4.23%	26,464	294	4.44%
Other interest-earning assets	32,035	11	0.14%	29,021	13	0.18%

Total interest-earning assets	1,852,546	20,894	4.51%	2,011,587	24,863	4.94%
Noninterest-earning assets	113,557			129,300

Total assets	$1,966,103			$2,140,887

Interest-bearing liabilities:
NOW and money market accounts	$472,160	$408	0.35%	$434,973	$621	0.57%
Savings accounts	258,682	82	0.13%	241,968	147	0.24%
Certificates of deposit	662,890	2,452	1.48%	888,732	5,313	2.39%
Federal Home Loan Bank advances	92,337	613	2.66%	118,558	796	2.69%
Repurchase agreements and other	90,611	919	4.06%	98,345	928	3.77%

Total interest-bearing liabilities	1,576,680	4,474	1.14%	1,782,576	7,805	1.75%

Noninterest-bearing liabilities	191,011			176,545

Total liabilities	1,767,691			1,959,121
Equity	198,412			181,766

Total liabilities and equity	$1,966,103			$2,140,887

Net interest income and interest rate spread		$16,420	3.37%		$17,058	3.19%

Net interest margin			3.55%			3.39%

Average interest-earning assets to average interest-bearing liabilities			117.50%			112.85%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the six month periods ended June 30, 2012 and 2011. Average balance calculations were based on daily balances.

	Six Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,328,682	$34,615	5.21%	$1,616,856	$43,931	5.43%
Net loans held for sale	10,449	204	3.90%	5,189	107	4.12%
Investment securities:
Available for sale	489,854	7,034	2.87%	339,733	5,941	3.50%
Federal Home Loan Bank stock	26,464	580	4.38%	26,464	594	4.49%
Other interest-earning assets	34,069	23	0.14%	26,933	22	0.16%

Total interest-earning assets	1,889,518	42,456	4.49%	2,015,175	50,595	5.02%
Noninterest-earning assets	115,914			129,590

Total assets	$2,005,432			$2,144,765

Interest-bearing liabilities:
NOW and money market accounts	$462,307	$876	0.38%	$430,361	$1,256	0.58%
Savings accounts	251,944	165	0.13%	234,165	314	0.27%
Certificates of deposit	690,888	5,933	1.72%	896,336	10,842	2.42%
Federal Home Loan Bank advances	125,572	1,345	2.14%	128,848	1,621	2.52%
Repurchase agreements and other	90,613	1,838	4.06%	98,763	1,850	3.75%

Total interest-bearing liabilities	1,621,324	10,157	1.25%	1,788,473	15,883	1.78%

Noninterest-bearing liabilities	188,634			175,105

Total liabilities	1,809,958			1,963,578
Equity	195,474			181,187

Total liabilities and equity	$2,005,432			$2,144,765

Net interest income and interest rate spread		$32,299	3.24%		$34,712	3.24%

Net interest margin			3.42%			3.45%

Average interest-earning assets to average interest-bearing liabilities			116.54%			112.68%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

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

Home Savings uses an NPV and earnings simulation model prepared internally as its primary method for identifying and managing its interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on future volumes and the prepayment rate of applicable financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates also are incorporated into the model. These assumptions inherently are uncertain and, as a result, the model cannot measure precisely NPV or net interest income or precisely predict the impact of fluctuations in interest rates on net interest rate changes as well as changes in market conditions and management strategies.

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended June 30, 2012, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings in regard to the minimum NPV ratio and the maximum change in interest income that the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Period Ended June 30, 2012
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	13.26%	6.00%	2.10%	25.00%	$7,837	-20.00%	14.16%
300	13.44%	6.00%	2.28%	25.00%	6,638	-15.00%	11.97%
200	13.33%	7.00%	2.17%	25.00%	4,757	-10.00%	8.58%
100	12.74%	7.00%	1.58%	25.00%	2,393	-5.00%	4.32%
Static	11.16%	8.00%	—%	25.00%	—	—%	—%

Home Savings’ interest rate risk profile as of June 30, 2012, as measured by the NPV methodology described above changed from that of December 31, 2011, in that Home Savings was markedly less sensitive. This change was primarily the result of the flattening of the yield curve and a reduction in the most sensitive assets and liabilities on the balance sheet.

Year Ended December 31, 2011
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	8.98%	6.00%	-0.37%	25.00%	$2,321	-20.00%	3.88%
300	9.65%	6.00%	0.30%	25.00%	2,702	-15.00%	4.51%
200	10.16%	7.00%	0.81%	25.00%	2,322	-10.00%	3.88%
100	10.28%	7.00%	0.93%	25.00%	1,333	-5.00%	2.23%
Static	9.35%	7.00%	—%	—%	—	—%	—%

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

ITEM 4. Controls and Procedures

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2012. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures as of June 30, 2012 were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act (i) was recorded, processed, summarized and reported on a timely basis, and (ii) is accumulated and communicated to management including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2012, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of UCFC shares during the quarter ended June 30, 2012.

ITEM 5 – Other Information

The 2012 Annual Meeting of the Shareholders (the “Annual Meeting”) of the Company will be held at a later date this year. As such, the date of the Annual Meeting will have changed by more than 30 days from the anniversary of the Company’s 2011 Annual Meeting. In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company considered shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy materials for the Annual Meeting to have been submitted in a timely fashion if such proposals were received by the Company no later than November 29, 2011. Such proposals should have been delivered by certified mail to the Board or any of the directors c/o Secretary, United Community Financial Corp., 275 West Federal Street, Youngstown, Ohio 44503-1203.

ITEM 6 - Exhibits

Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

10.1	2012 Executive Incentive Plan

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Stockholder’s Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: August 14, 2012	/S/ Patrick W. Bevack
Patrick W. Bevack President and Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2012	/S/ James R. Reske
James R. Reske, CFA Treasurer and Chief Financial Officer
(Principal Financial Officer)

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.1

Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission (SEC), film number 98565717, Exhibit 3.1.

Exhibit 3.2

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.

Exhibit 10.1

Incorporated by reference to the Form 8-K filed by United Community on June 4, 2012 with the SEC, film number 12885641, Exhibit 10.1.