Form 10-Q
period 2012-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2012-11-13
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 32,896,591 common shares as of October 31, 2012.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$20,904	$26,573
Federal funds sold	36,626	27,563

Total cash and cash equivalents	57,530	54,136
Securities:
Available for sale, at fair value	551,795	459,598
Loans held for sale	9,076	12,727
Loans, net of allowance for loan losses of $20,048 and $42,271	1,100,328	1,379,276
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	21,355	19,175
Accrued interest receivable	5,660	6,741
Real estate owned and other repossessed assets	20,206	33,486
Core deposit intangible	263	346
Cash surrender value of life insurance	28,626	28,354
Other assets	9,641	10,384

Total assets	$1,830,944	$2,030,687

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,331,281	$1,440,448
Noninterest bearing	159,361	148,049

Total deposits	1,490,642	1,588,497
Borrowed funds:
Federal Home Loan Bank advances	50,000	128,155
Repurchase agreements and other	90,603	90,618

Total borrowed funds	140,603	218,773
Advance payments by borrowers for taxes and insurance	14,121	23,282
Accrued interest payable	628	610
Accrued expenses and other liabilities	13,370	10,780

Total liabilities	1,659,364	1,841,942

Shareholders’ Equity:
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock-no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 32,891,495 and 32,597,762 shares, respectively, outstanding	128,228	128,031
Retained earnings	84,778	110,681
Accumulated other comprehensive income	10,303	5,032
Treasury stock, at cost, 4,912,962 and 5,206,695 shares, respectively	(51,729)	(54,999)

Total shareholders’ equity	171,580	188,745

Total liabilities and shareholders’ equity	$1,830,944	$2,030,687

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Interest income
Loans	$14,567	$19,558	$49,182	$63,489
Loans held for sale	101	163	305	270
Available for sale securities	3,219	3,323	10,253	9,264
Federal Home Loan Bank stock dividends	279	264	859	858
Other interest earning assets	25	13	48	35

Total interest income	18,191	23,321	60,647	73,916
Interest expense
Deposits	2,600	5,972	9,574	18,384
Federal Home Loan Bank advances	535	793	1,880	2,414
Repurchase agreements and other	928	931	2,766	2,781

Total interest expense	4,063	7,696	14,220	23,579

Net interest income	14,128	15,625	46,427	50,337
Provision for loan losses	30,279	11,836	37,223	22,272

Net interest income (loss) after provision for loan losses	(16,151)	3,789	9,204	28,065

Non-interest income
Non-deposit investment income	478	389	1,525	1,050
Service fees and other charges	793	203	4,011	3,244
Net gains (losses):
Securities available for sale	1,192	1,958	5,161	3,500
Other -than-temporary loss in equity securities
Total impairment loss	—	(35)	—	(73)
Loss recognized in other comprehensive income	—	—	—	—

Net impairment loss recognized in earnings	—	(35)	—	(73)
Mortgage banking income	2,110	682	5,308	4,432
Real estate owned and other repossessed assets	(1,795)	(2,627)	(3,447)	(4,981)
Other income	974	1,346	3,234	4,032

Total non-interest income	3,752	1,916	15,792	11,204

Non-interest expense
Salaries and employee benefits	8,634	7,927	25,651	23,297
Occupancy	845	854	2,495	2,615
Equipment and data processing	1,665	1,592	5,074	4,910
Franchise tax	521	370	1,396	1,241
Advertising	134	204	486	466
Amortization of core deposit intangible	26	33	83	106
Prepayment penalty	65	—	803	—
Deposit insurance premiums	1,012	1,111	3,176	3,573
Professional fees	2,219	1,290	4,138	2,545
Real estate owned and other repossessed asset expenses	383	361	1,504	2,125
Other expenses	1,826	827	6,061	6,089

Total non-interest expenses	17,330	14,569	50,867	46,967

Loss before income taxes	(29,729)	(8,864)	(25,871)	(7,698)
Income tax benefit	(2,838)	—	(2,838)	—

Net loss	$(26,891)	$(8,864)	$(23,033)	$(7,698)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(26,891)	$(8,864)	$(23,033)	$(7,698)
Other comprehensive income
Unrealized gains on securities, net	2,729	8,218	5,271	13,919

Comprehensive income	$(24,162)	$(646)	$(17,762)	$6,221

Loss per share
Basic	$(0.82)	$(0.29)	$(0.70)	$(0.25)
Diluted	(0.82)	(0.29)	(0.70)	(0.25)

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2011	32,598	$128,031	$110,681	$5,032	$(54,999)	$188,745
Comprehensive income:
Net loss			(23,033)			(23,033)
Other comprehensive income				5,271		5,271
Stock based compensation	293	197	(2,870)		3,270	597

Balance September 30, 2012	32,891	$128,228	$84,778	$10,303	$(51,729)	$171,580

Balance December 31, 2010	30,938	$142,318	$111,049	$(4,778)	$(72,534)	$176,055
Comprehensive income:
Net loss			(7,698)			(7,698)
Other comprehensive income				13,919		13,919
Stock based compensation	46	376	(448)		493	421

Balance September 30, 2011	30,984	$142,694	$102,903	$9,141	$(72,041)	$182,697

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities
Net loss	$(23,033)	$(7,698)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	37,223	22,272
Mortgage banking income	(5,308)	(4,432)
Net losses on real estate owned and other repossessed assets sold	3,447	4,981
Net gain on available for sale securities sold	(5,161)	(3,500)
Net loss on other assets sold	—	161
Other than temporary impairment of securities available for sale	—	73
Amortization of premiums and accretion of discounts	1,016	(405)
Depreciation and amortization	1,183	1,314
Decrease in interest receivable	1,081	704
Increase (decrease) in interest payable	18	(16)
Decrease in prepaid and other assets	254	7,308
Decrease in other liabilities	554	(1,948)
Stock based compensation	597	421
Net principal disbursed on loans originated for sale	(226,708)	(108,389)
Proceeds from sale of loans originated for sale	235,667	94,374
Death benefit from bank owned life insurance	1,115	—
Net change in value of interest rate caps	1,423	—

Net cash from operating activities	23,368	5,220
Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	56,123	27,037
Proceeds from sale of:
Securities available for sale	286,926	201,856
Real estate owned and other repossessed assets	13,830	14,058
Premises and equipment	—	11
Loans held for investment	81,451	110,478
Purchases of:
Securities available for sale	(424,932)	(268,032)
Principal disbursed on loans, net of repayments	154,499	55,947
Loans purchased	(289)	(3,202)
Purchases of premises and equipment	(1,593)	(348)

Net cash from investing activities	166,015	137,805
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	76,079	70,566
Net decrease in certificates of deposit	(173,934)	(72,406)
Net decrease in advance payments by borrowers for taxes and insurance	(9,161)	(7,466)
Proceeds from Federal Home Loan Bank advances	435,551	306,000
Repayment of Federal Home Loan Bank advances	(513,706)	(420,494)
Prepayment penalty on Federal Home Loan Bank term advances	(803)	—
Net change in repurchase agreements and other borrowed funds	(15)	(7,174)

Net cash from financing activities	(185,989)	(130,974)

Change in cash and cash equivalents	3,394	12,051
Cash and cash equivalents, beginning of period	54,136	37,107

Cash and cash equivalents, end of period	$57,530	$49,158

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

United Community Financial Corp. (United Community or the Company) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings association (the Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings. Home Savings, a state-chartered savings bank, conducts business from its main office located in Youngstown, Ohio, 34 full-service branches and eight loan production offices located throughout Ohio and western Pennsylvania.

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

The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the year ending December 31, 2012. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2011, contained in United Community’s Form 10-K for the year ended December 31, 2011.

Some items in the prior year financial statements were reclassified to conform to the current presentation. These reclassifications had no effect on prior period net income or shareholders’ equity.

2.	REGULATORY ENFORCEMENT ACTION

United Community is a unitary thrift holding company, and historically was subject to regulation, examination and oversight by the Office of Thrift Supervision (OTS). As a result of the elimination of the OTS pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), on July 21, 2011, United Community ceased to be regulated by the OTS and now is regulated by the Federal Reserve Bank (FRB). On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order with the OTS (the Holding Company Order). Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the Bank Order) with the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (the Ohio Division), which was terminated as of March 30, 2012, and replaced with a Consent Order (the Consent Order), as described below. Although United Community and Home Savings have agreed to the issuance of the Holding Company Order and the Consent Order, respectively, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC or the Ohio Division.

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

The Consent Order requires Home Savings, within specified timeframes, to take or refrain from certain actions, including that it shall: (i) continue to retain qualified management; (ii) seek regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extend additional credit to classified borrowers; (iv) revise its plan to reduce its classified assets, and, within six months, reduce total adversely classified assets to 75% of the level of classified assets as of May 31, 2011 (i.e., to $219.0 million by September 30, 2012) and, within twelve months, to 50% of the level of classified assets as of May 31, 2011 (i.e., to $146.0 million by March 31, 2013) (v) establish a comprehensive policy and methodology for determining the adequacy of the allowance for loan and lease losses (ALLL); (vi) adopt plans to reduce its classified assets and delinquent loans; (vii) adopt a plan to reduce certain loan concentrations; (viii) amend its strategic plan and budget and profit plan; (ix) increase its Tier 1 Leverage Capital Ratio to 9.0% and its Total Risk Based Capital Ratio to 12.0% by June 30, 2012, and revise its capital plan to achieve such capital levels; and (x) seek regulatory approval prior to declaring or paying any cash dividend.

On September 21, 2012, Home Savings completed a bulk sale of a substantial amount of the Bank’s troubled loans, along with other assets, to an unrelated party. As a result of the transaction, Home Savings has now exceeded the asset quality targets set forth in its recent Consent Order, as follows:

	Balance as of September 30, 2012	Required Consent Order Threshold by September 30, 2012	Required Consent Order Threshold by March 31, 2013
	(In thousands)
Classified Assets	$78,579	$219,150	$146,100

The Bank’s Tier 1 leverage ratio is 8.27%, after recording the loss from the bulk asset sale. While Home Savings is still operating under a Consent Order requiring a minimum Tier 1 leverage ratio of 9.0%, the Company worked closely with its regulators to keep them informed of the transaction and obtained their concurrence to complete the sale along with the Bank’s commitment to meet the 9.0% requirement by March 31, 2013.

Classified assets include classified loans and real estate owned and other repossessed assets. Refer to Note 6 for a discussion of classified loans. Refer to Note 8 for a discussion of real estate owned and other repossessed assets. In keeping with its capital plan, the Company engaged an investment banking advisory firm in June 2011 to advise the board and management on the Company’s strategic alternatives, including raising outside capital. The majority of any capital raised by United Community will be contributed to Home Savings, with the remainder to be used for general corporate purposes. The type, timing, amount and terms of possible securities that would be issued in such an offering have yet to be finalized.

A failure to comply with the provisions of the Consent Order or the Holding Company Order could result in additional enforcement actions by the FDIC, Ohio Division or the FRB.

The regulators, at their discretion, have the ability to place additional requirements on both Home Savings and United Community.

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

Stock Options:

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 1,875 stock options granted in the third quarter of 2012, all of which become exercisable on July 5, 2014. There were 2,757 stock options granted in the second quarter of 2012, all of which become exercisable on April 5, 2014. There were 4,629 stock options granted in the first quarter of 2012, all of which become exercisable on January 5, 2014. There were 3,866 stock options granted in the first quarter of 2011, all of which become exercisable on January 6, 2013. There were 12,746 stock options granted in the second quarter of 2011, 4,000 of which became exercisable on December 31, 2011, 4,000 of which become exercisable on December 31, 2012 and the remaining 4,746 of which become exercisable on April 7, 2013. There were 4,411 stock options granted in the third quarter of 2011, all of which become exercisable on July 7, 2013. There were 4,687 stock options granted in the fourth quarter of 2011, all of which become exercisable on October 6, 2013. The options must be exercised within 10 years from the date of grant.

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

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $4,816 in stock option expenses for the three months ended September 30, 2012. The Company recognized $13,042 in stock option expenses for the nine months ended September 30, 2012. The Company expects to recognize additional expense of $4,659 for the remainder of 2012, $10,311 in 2013, and $2,812 in 2014.

A summary of activity in the plans is as follows:

	For the nine months ended September 30, 2012
	Shares	Weighted average exercise price	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	1,992,132	$6.63
Granted	9,261	1.89
Exercised	(1,000)	3.30
Forfeited	(306,591)	7.20

Outstanding at end of period	1,693,802	6.50	$1,105

Options exercisable at end of period	1,657,336	6.61	$1,032

Information related to the stock option plans for the nine months ended September 30, 2012 follows:

September 30, 2012
Intrinsic value of options exercised	$1,200
Cash received from option exercises	2,100
Tax benefit realized from option exercises	—
Weighted average fair value of options granted, per share	$1.21

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

The fair value of options granted during the third quarter 2012 was determined using the following weighted-average assumptions as of the grant date.

July 5, 2012
Risk-free interest rate	0.67%
Expected term (years)	5
Expected stock volatility	65.8%
Dividend yield	—%

Outstanding stock options have a weighted average remaining life of 4.11 years and may be exercised in the range of $1.20 to $12.38.

Restricted Stock Awards:

The 2007 Plan permits the issuance of restricted stock awards to nonemployee directors. Compensation expense is recognized over the vesting period of the awards based on the market value of the shares at the grant date. A total of 395,380 restricted shares have been issued under the 2007 Plan, 292,733 of which were issued in 2012, 62,768 of which were issued in 2011 and 39,879 of which were issued in 2010. The grants in 2012 include 123,532 shares that vested immediately. The remaining 141,600 shares granted in 2012 vest equally over the three quarters ending June 30, 2012, September 30, 2012 and December 31, 2012. Restricted shares aggregating 27,601 shares issued in 2012 and those shares issued in 2011 and 2010 either have or will vest on the first anniversary of the grant date. Expenses related to restricted stock awards are included with salaries and employee benefits. The cost will be recognized over an average period of one year. The Company recognized approximately $103,000 in restricted stock award expenses for the three months ended September 30, 2012. The Company recognized approximately $604,000 in restricted stock award expenses for the nine months ended September 30, 2012. The Company expects to recognize additional expenses of approximately $86,000 for the remainder of 2012, $250,000 in 2013, and $152,000 in 2014.

A summary of changes in the Company’s nonvested restricted shares for the first nine months 2012 is as follows:

	Shares	Weighted average grant date fair value
Nonvested shares at January 1, 2012	59,019	$1.30
Granted	292,733	1.35
Vested	(277,976)	1.30

Nonvested shares at September 30, 2012	73,776	$1.48

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	September 30, 2012
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$85,589	$2,478	$—	$88,067
Equity securities	113	200	—	313
Mortgage-backed GSE securities: residential	452,445	10,970	—	463,415

Total	$538,147	$13,648	$—	$551,795

	December 31, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$50,003	$797	$—	$50,800
Equity securities	114	149	—	263
Mortgage-backed GSE securities: residential	403,943	4,592	—	408,535

Total	$454,060	$5,538	$—	$459,598

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	September 30, 2012
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	54,455	56,197
Due after ten years through fifteen years	31,134	31,870
Mortgage-backed GSE securities: residential	452,445	463,415

Total	$538,034	$551,482

Securities pledged to collateralize the processing of Visa transactions were approximately $5.8 million at September 30, 2012 and $5.7 million at December 31, 2011. Securities pledged for participation in the Ohio Linked Deposit Program were approximately $419,000 and $418,000 at September 30, 2012 and December 31, 2011, respectively. Securities sold under an agreement to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $131.5 million at September 30, 2012, and $115.4 million at December 31, 2011.

United Community had no securities available for sale in an unrealized loss position at September 30, 2012, or December 31, 2011.

Proceeds from sales of securities available for sale were $57.5 million and $85.9 million for the three months ended September 30, 2012 and 2011, respectively. Gross gains of $1.2 million and $2.0 million were realized on these sales during the third quarter of 2012 and 2011, respectively.

Proceeds from sales of securities available for sale were $286.9 million and $201.9 million for the nine months ended September 30, 2012 and 2011, respectively. Gross gains of $5.2 million and $3.5 million were realized on these sales during the first nine months of 2012 and 2011, respectively.

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

6.	LOANS

On September 21, 2012, Home Savings sold assets in a bulk sale transaction, which was comprised primarily of loans. Loans included in the bulk sale had an unpaid principal balance of $146.7 million. These loans had a recorded investment as of the closing date of $113.7 million. Of these loans, $91.6 million were classified, $63.3 million were nonperforming and $53.0 million were noncurrent (all figures are book balance prior to the effect of any reserves). The loans included in the bulk sale had reserves totaling $8.0 million, for a net book balance of $105.7 million.

Portfolio loans consist of the following:

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Real Estate:
One-to four-family residential	$587,220	$667,375
Multi-family residential	82,518	120,991
Nonresidential	150,693	276,198
Land	16,363	23,222
Construction:
One-to four-family residential and land development	32,483	59,339
Multi-family and nonresidential	4,480	4,528

Total real estate	873,757	1,151,653
Consumer
Home equity	183,570	191,827
Auto	8,198	8,933
Marine	5,047	5,900
Recreational vehicles	23,500	28,530
Other	2,680	3,207

Total consumer	222,995	238,397
Commercial
Secured	19,851	25,120
Unsecured	2,332	5,026

Total commercial	22,183	30,146

Total loans	1,118,935	1,420,196

Less:
Allowance for loan losses	20,048	42,271
Deferred loan costs, net	(1,441)	(1,351)

Total	18,607	40,920

Loans, net	$1,100,328	$1,379,276

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011 and activity for the three and nine months ended September 30, 2012 and 2011.

Allowance For Loan Losses
(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
For the three months ended September 30, 2012
Beginning balance (06/30/12)	$22,121	$2,490	$4,805	$1,517	$—	$30,933
Provision	27,905	1,678	1,288	(592)	—	30,279
Chargeoffs	(2,267)	(543)	(839)	(233)	—	(3,882)
Recoveries	468	139	125	144	—	876
Net (chargeoffs) recovery from asset sale	(35,744)	(2,134)	(822)	542	—	(38,158)

Net (chargeoffs) recovery	(37,543)	(2,538)	(1,536)	453	—	(41,164)

Ending balance (09/30/12)	$12,483	$1,630	$4,557	$1,378	$—	$20,048

For the nine months ended September 30, 2012
Beginning balance (12/31/11)	$31,323	$4,493	$4,576	$1,879	$—	$42,271
Provision	32,539	2,293	2,422	(31)	—	37,223
Chargeoffs	(16,328)	(3,213)	(2,198)	(1,207)	—	(22,946)
Recoveries	693	191	579	195	—	1,658
Net (chargeoffs) recovery from asset sale	(35,744)	(2,134)	(822)	542	—	(38,158)

Net chargeoffs	(51,379)	(5,156)	(2,441)	(470)	—	(59,446)

Ending balance (09/30/12)	$12,483	$1,630	$4,557	$1,378	$—	$20,048

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,281	$664	$18	$166	$—	$2,129
Loans collectively evaluated for impairment	11,202	996	4,539	1,212	—	17,919

Ending balance	$12,483	$1,630	$4,557	$1,378	$—	$20,048

Period-end balances:
Loans individually evaluated for impairment	$41,562	$9,980	$5,858	$1,844	$—	$59,244
Loans collectively evaluated for impairment	795,232	26,983	217,137	20,339	—	1,059,691

Ending balance	$836,794	$36,963	$222,995	$22,183	$—	$1,118,935

The ASC 310 reserve, or where applicable the ASC 450 reserve, as it related to loans included in the bulk asset sale were treated as chargeoffs in the ASC 450 methodology of determining loan loss ratios.

Reserves from loans included in the asset sale mentioned above were treated as charges against the allowance in the third quarter of 2012.

Allowance For Loan Losses
(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Unallocated	Total
For the three months ended September 30, 2011
Beginning balance (06/30/11)	$31,371	$6,529	$4,544	$3,779	$—	$46,223
Provision	7,065	4,734	1,105	(1,068)	—	11,836
Chargeoffs	(5,536)	(6,832)	(1,000)	(952)	—	(14,320)
Recoveries	168	95	136	24	—	423

Net chargeoffs	(5,368)	(6,737)	(864)	(928)	—	(13,897)

Ending balance (09/30/11)	$33,068	$4,526	$4,785	$1,783	$—	$44,162

For the nine months ended September 30, 2011
Beginning balance (12/31/10)	$28,066	$8,533	$5,260	$9,024	$—	$50,883
Provision	17,057	6,285	1,887	(2,957)	—	22,272
Chargeoffs	(12,709)	(10,589)	(2,797)	(4,481)	—	(30,576)
Recoveries	654	297	435	197	—	1,583

Net chargeoffs	(12,055)	(10,292)	(2,362)	(4,284)	—	(28,993)

Ending balance (09/30/11)	$33,068	$4,526	$4,785	$1,783	$—	$44,162

December 31, 2011
Period-end amount allocated to:
Loans individually evaluated for impairment	$8,275	$3,102	$236	$210	$—	$11,823
Loans collectively evaluated for impairment	23,048	1,391	4,340	1,669	—	30,448

Ending balance	$31,323	$4,493	$4,576	$1,879	$—	$42,271

Period-end balances:
Loans individually evaluated for impairment	$115,290	$30,587	$3,734	$3,956	$—	$153,567
Loans collectively evaluated for impairment	972,496	33,280	234,663	26,190	—	1,266,629

Ending balance	$1,087,786	$63,867	$238,397	$30,146	$—	$1,420,196

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any chargeoffs or partial chargeoffs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2012:

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$17,027	$15,594	$—	$25,431	$424	$461
Multifamily residential	610	515	—	3,363	—	9
Nonresidential	11,308	11,145	—	23,348	22	62
Land	4,584	3,811	—	5,789	0	3

Total	33,529	31,065	—	57,931	446	535
Construction loans
One-to four-family residential	6,465	2,553	—	8,289	9	21
Multifamily and nonresidential	587	—	—	—	—	—

Total	7,052	2,553	—	8,289	9	21
Consumer loans
Home Equity	5,921	4,956	—	4,365	133	163
Auto	72	52	—	56	—	4
Marine	170	170	—	220	—	9
Recreational vehicle	912	637	—	514	—	37
Other	7	7	—	7	—	1

Total	7,082	5,822	—	5,162	133	214
Commercial loans
Secured	2,298	1,378	—	1,948	18	97
Unsecured	3,066	43	—	344	1	12

Total	5,364	1,421	—	2,292	19	109

Total	$53,027	$40,861	$—	$73,674	$607	$879

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$—	$—	$—	$1,489	$—	$—
Multifamily residential	1,026	1,011	57	2,742	—	17
Nonresidential	8,168	7,115	956	25,788	55	74
Land	4,588	2,371	268	3,226	—	12

Total	13,782	10,497	1,281	33,245	55	103
Construction loans
One-to four-family residential	21,648	7,427	664	13,032	15	27
Multifamily and nonresidential	—	—	—	—	—	—

Total	21,648	7,427	664	13,032	15	27
Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	121	—	—
Recreational vehicle	88	36	18	36	—	—
Other	—	—	—	—	—	—

Total	88	36	18	157	—	—
Commercial loans
Secured	798	423	166	488	—	3
Unsecured	—	—	—	19	—	—

Total	798	423	166	507	—	3

Total	$36,316	$18,383	$2,129	$46,941	$70	$133

Total	$89,343	$59,244	$2,129	$120,615	$677	$1,012

The following table presents loans individually evaluated for impairment by class of loans as of and for the quarter ended September 30, 2012:

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$22,316	$194	$205
Multifamily residential	2,688	—	1
Nonresidential	17,943	9	22
Land	4,804	—	—

Total	47,751	203	228
Construction loans
One-to four-family residential	5,157	3	7
Multifamily and nonresidential	—	—	—

Total	5,157	3	7
Consumer loans
Home Equity	4,953	50	64
Auto	55	—	1
Marine	262	—	4
Recreational vehicle	648	—	16
Other	7	—	—

Total	5,925	50	85
Commercial loans
Secured	1,438	6	28
Unsecured	125	—	3

Total	1,563	6	31

Total	$60,396	$262	$351

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$1,802	$—	$—
Multifamily residential	3,102	—	—
Nonresidential	15,467	18	22
Land	2,755	—	—

Total	23,126	18	22
Construction loans
One-to four-family residential	9,913	5	8
Multifamily and nonresidential	—	—	—

Total	9,913	5	8
Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	36	—	—
Other	—	—	—

Total	36	—	—
Commercial loans
Secured	504	—	—
Unsecured	—	—	—

Total	504	—	—

Total	$33,579	$23	$30

Total	$93,975	$285	$381

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$32,372	$28,566	$—
Multifamily residential	5,112	4,205	—
Nonresidential	29,120	28,327	—
Land	9,213	7,290	—

Total	75,817	68,388	—
Construction loans
One-to four-family residential	19,081	12,532	—
Multifamily and nonresidential	707	—	—

Total	19,788	12,532	—
Consumer loans
Home Equity	4,908	3,139	—
Auto	80	59	—
Marine	—	—	—
Recreational vehicle	26	11	—
Other	7	7	—

Total	5,021	3,216	—
Commercial loans
Secured	3,875	3,084	—
Unsecured	22,716	371	—

Total	26,591	3,455	—

Total	$127,217	$87,591	$—

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$2,487	$1,721	$152
Multifamily residential	4,077	2,387	187
Nonresidential	42,201	38,176	6,127
Land	5,074	4,618	1,809

Total	53,839	46,902	8,275
Construction loans
One-to four-family residential	35,759	18,055	3,102
Multifamily and nonresidential	—	—	—

Total	35,759	18,055	3,102
Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	482	482	218
Recreational vehicle	88	36	18
Other	—	—	—

Total	570	518	236
Commercial loans
Secured	776	427	136
Unsecured	105	74	74

Total	881	501	210

Total	91,049	65,976	11,823

Total	$218,266	$153,567	$11,823

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

The following table presents the average recorded investment and interest income associated with impaired loans for the nine months ended September 30, 2011:

Impaired Loans
(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$25,002	$510	$1,004
Multifamily residential	3,441	—	148
Nonresidential	22,847	524	1,247
Land	6,244	15	126

Total	57,534	1,049	2,525
Construction loans
One-to four-family residential	17,939	219	280
Multifamily and nonresidential	191	—	—

Total	18,130	219	280
Consumer loans
Home Equity	1,194	2	29
Auto	67	1	9
Marine	—	—	—
Recreational vehicle	47	—	2
Other	7	—	—

Total	1,315	3	40
Commercial loans
Secured	1,270	35	43
Unsecured	407	13	163

Total	1,677	48	206

Total	$78,656	$1,319	$3,051

(Continued)

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$2,809	$111	$168
Multifamily residential	5,175	—	170
Nonresidential	40,139	1,527	1,888
Land	1,960	382	527

Total	50,083	2,020	2,753
Construction loans
One-to four-family residential	25,472	110	694
Multifamily and nonresidential	—	—	—

Total	25,472	110	694
Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	—	—	—
Commercial loans
Secured	6,146	20	473
Unsecured	2,164	—	37

Total	8,310	20	510

Total	83,865	2,150	3,957

Total	$162,521	$3,469	$7,008

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of September 30, 2012:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
As of September 30, 2012
(Dollars in thousands)
	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$5,817	$—
Multifamily residential	1,512	—
Nonresidential	17,484	—
Land	6,228	—

Total	31,041	—

Construction Loans
One-to four-family residential	9,527	—
Multifamily and nonresidential	—	—

Total	9,527	—

Consumer Loans
Home Equity	3,271	47
Auto	118	—
Marine	158	—
Recreational vehicle	1,307	—
Other	20	—

Total	4,874	47

Commercial Loans
Secured	1,055	—
Unsecured	13	—

Total	1,068	—

Total	$46,510	$47

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
As of December 31, 2011
(Dollars in thousands)
	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$26,637	$—
Multifamily residential	5,860	—
Nonresidential	42,902	—
Land	11,142	—

Total	86,541	—

Construction Loans
One-to four-family residential	27,104	—
Multifamily and nonresidential	—	—

Total	27,104	—

Consumer Loans
Home Equity	4,198	39
Auto	170	—
Marine	479	—
Recreational vehicle	1,725	—
Other	9	—

Total	6,581	39

Commercial Loans
Secured	2,483	—
Unsecured	347	—

Total	2,830	—

Total	$123,056	$39

The following tables present an age analysis of past-due loans, segregated by class of loans as of September 30, 2012:

Past Due Loans
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$2,425	$795	$4,822	$8,042	$579,178	$587,220
Multifamily residential	3,439	—	1,512	4,951	77,567	82,518
Nonresidential	122	20	16,632	16,774	133,919	150,693
Land	—	11	6,221	6,232	10,131	16,363

Total	5,986	826	29,187	35,999	800,795	836,794

Construction Loans
One-to four-family residential	—	—	9,389	9,389	23,094	32,483
Multifamily and nonresidential	—	—	—	—	4,480	4,480

Total	—	—	9,389	9,389	27,574	36,963

Consumer Loans
Home Equity	763	464	2,456	3,683	179,887	183,570
Auto	22	6	87	115	8,083	8,198
Marine	461	6	—	467	4,580	5,047
Recreational vehicle	1,108	175	174	1,457	22,043	23,500
Other	10	—	18	28	2,652	2,680

Total	2,364	651	2,735	5,750	217,245	222,995

Commercial Loans
Secured	—	—	69	69	19,782	19,851
Unsecured	—	—	13	13	2,319	2,332

Total	—	—	82	82	22,101	22,183

Total	$8,350	$1,477	$41,393	$51,220	$1,067,715	$1,118,935

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2011:

Past Due Loans
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$2,878	$1,928	$20,124	$24,930	$642,445	$667,375
Multifamily residential	1,405	—	4,564	5,969	115,022	120,991
Nonresidential	6,820	971	41,151	48,942	227,256	276,198
Land	167	530	9,705	10,402	12,820	23,222

Total	11,270	3,429	75,544	90,243	997,543	1,087,786

Construction Loans
One-to four-family residential	979	1,718	24,608	27,305	32,034	59,339
Multifamily and nonresidential	—	—	—	—	4,528	4,528

Total	979	1,718	24,608	27,305	36,562	63,867

Consumer Loans
Home Equity	1,485	601	2,749	4,835	186,992	191,827
Auto	73	13	87	173	8,760	8,933
Marine	184	—	479	663	5,237	5,900
Recreational vehicle	867	754	1,044	2,665	25,865	28,530
Other	57	1	7	65	3,142	3,207

Total	2,666	1,369	4,366	8,401	229,996	238,397

Commercial Loans
Secured	554	—	96	650	24,470	25,120
Unsecured	69	—	237	306	4,720	5,026

Total	623	—	333	956	29,190	30,146

Total	$15,538	$6,516	$104,851	$126,905	$1,293,291	$1,420,196

During the period ended September 30, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of a loan were for periods ranging from six months to 28 years. Modifications involving an extension of the maturity date were for periods ranging from six months to three years.

Restructured loans were $21.5 million and $50.9 million at September 30, 2012 and December 31, 2011, respectively. The Company has allocated $631,000 of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of September 30, 2012. The Company had allocated $2.0 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2011. Troubled debt restructurings are considered impaired and are included in the table above.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2012:

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
Real Estate Loans
Permanent
One-to four-family	17	$537	$537
Multifamily residential	—	—	—
Nonresidential	—	—	—
Land	—	—	—

Total	17	537	537

Construction Loans
One-to four-family residential	—	—	—
Multifamily and nonresidential	—	—	—

Total	—	—	—

Consumer Loans
Home Equity	19	2,711	2,792
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	19	2,711	2,792

Commercial Loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total Restructured Loans	36	$3,248	$3,329

The troubled debt restructurings described above increased the allowance for loan losses by $367,000 but did not result in any chargeoffs during the three months ended September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2012:

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
Real Estate Loans
Permanent
One-to four-family	38	$2,843	$2,801
Multifamily residential	6	1,439	1,438
Nonresidential	1	424	424
Land	—	—	—

Total	45	4,706	4,663

Construction Loans
One-to four-family residential	3	853	830
Multifamily and nonresidential	—	—	—

Total	3	853	830

Consumer Loans
Home Equity	61	4,494	4,544
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	61	4,494	4,544

Commercial Loans
Secured	—	—	—
Unsecured	1	446	446

Total	1	446	446

Total Restructured Loans	110	$10,499	$10,483

The troubled debt restructurings described above increased the allowance for loan losses by $367,000 but did not result in any chargeoffs during the nine months ended September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ended September 30, 2012:

	Number of loans	Recorded Investment
Real Estate Loans
Permanent
One-to four-family	7	$708
Multifamily residential	—	—
Nonresidential	3	1,194
Land	—	—

Total	10	1,902

Construction Loans
One-to four-family residential	4	562
Multifamily and nonresidential	—	—

Total	4	562

Consumer Loans
Home Equity	3	152
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—

Total	3	152

Commercial Loans
Secured	—	—
Unsecured	—	—

Total	—	—

Total Restructured Loans	17	$2,616

A troubled debt restructuring is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above resulted in no chargeoffs during the three and nine months ended September 30, 2012, respectively, and had no effect on the provision for loan losses.

The terms of certain other loans were modified during the period ended September 30, 2012 that did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2012 of $2.8 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

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

As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Loans September 30, 2012
	(Dollars in thousands)
	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$578,188	$459	$8,573	$—	$—	$8,573	$587,220
Multifamily Residential	67,664	11,376	3,478	—	—	3,478	82,518
Nonresidential	110,218	18,782	21,693	—	—	21,693	150,693
Land	9,797	390	6,176	—	—	6,176	16,363

Total	765,867	31,007	39,920	—	—	39,920	836,794

Construction Loans
One-to four-family Residential	22,288	198	9,997	—	—	9,997	32,483
Multifamily and nonresidential	4,480	—	—	—	—	—	4,480

Total	26,768	198	9,997	—	—	9,997	36,963

Consumer Loans
Home Equity	180,204	—	3,366	—	—	3,366	183,570
Auto	7,843	227	128	—	—	128	8,198
Marine	4,869	8	170	—	—	170	5,047
Recreational vehicle	22,128	—	1,372	—	—	1,372	23,500
Other	2,653	—	27	—	—	27	2,680

Total	217,697	235	5,063	—	—	5,063	222,995

Commercial Loans
Secured	16,683	555	2,613	—	—	2,613	19,851
Unsecured	1,552	—	780	—	—	780	2,332

Total	18,235	555	3,393	—	—	3,393	22,183

Total	$1,028,567	$31,995	$58,373	$—	$—	$58,373	$1,118,935

	Loans December 31, 2011
	(Dollars in thousands)
	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$626,072	$4,094	$37,209	$—	$—	$37,209	$667,375
Multifamily residential	90,820	8,392	21,779	—	—	21,779	120,991
Nonresidential	149,314	18,388	108,496	—	—	108,496	276,198
Land	10,475	1,200	11,547	—	—	11,547	23,222

Total	876,681	32,074	179,031	—	—	179,031	1,087,786

Construction Loans
One-to four-family residential	28,396	2,394	28,520	29	—	28,549	59,339
Multifamily and nonresidential	4,528	—	—	—	—	—	4,528

Total	32,924	2,394	28,520	29	—	28,549	63,867

Consumer Loans
Home Equity	187,153	269	4,405	—	—	4,405	191,827
Auto	8,738	12	183	—	—	183	8,933
Marine	5,418	—	482	—	—	482	5,900
Recreational vehicle	26,728	—	1,802	—	—	1,802	28,530
Other	3,192	—	15	—	—	15	3,207

Total	231,229	281	6,887	—	—	6,887	238,397

Commercial Loans
Secured	20,895	263	3,962	—	—	3,962	25,120
Unsecured	2,861	166	1,999	—	—	1,999	5,026

Total	23,756	429	5,961	—	—	5,961	30,146

Total	$1,164,590	$35,178	$220,399	$29	$—	$220,428	$1,420,196

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.2 billion at September 30, 2012, and $1.1 billion December 31, 2011.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Dollars in thousands)
Balance, beginning of year	$6,375	$6,400
Originations	1,738	1,409
Amortized to expense	(1,923)	(1,560)

Balance, end of period	6,190	6,249
Less valuation allowance	(2,016)	(1,415)

Net balance	$4,174	$4,834

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
	(Dollars in thousands)
Balance, beginning of year	$(1,785)	$(285)
Impairment charges	(1,179)	(1,357)
Recoveries	948	227

Balance, end of period	$(2,016)	$(1,415)

The fair value of mortgage servicing rights as of September 30, 2012, was approximately $5.4 million and at December 31, 2011, was approximately $5.9 million.

Key economic assumptions in measuring the value of mortgage servicing rights at September 30, 2012, and December 31, 2011, were as follows:

	September 30, 2012	December 31, 2011
Weighted average prepayment rate	547 PSA	475 PSA
Weighted average life (in years)	3.86	3.70
Weighted average discount rate	8%	8%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at September 30, 2012 and 2011 were as follows:

	September 30,	September 30,
	2012	2011
	(Dollars in thousands)
Real estate owned and other repossessed assets	$27,085	$46,668
Valuation allowance	(6,879)	(8,352)

End of period	$20,206	$38,316

Activity in the valuation allowance was as follows:

	September 30,	September 30,
	2012	2011
	(Dollars in thousands)
Beginning of year	$8,764	$7,332
Additions charged to expense	1,805	4,040
Direct write-downs	(3,690)	(3,020)

End of period	$6,879	$8,352

In connection with the bulk asset sale, Home Savings sold 10 properties that had a combined carrying value of $1.1 million. The loss realized on those disposals aggregated $413,000.

Expenses related to foreclosed and repossessed assets include:

	For the three months ended September 30,
	2012	2011
	(Dollars in thousands)
Net loss on sales	$210	$395
Net loss on sales from bulk asset transaction	413	—
Provision for unrealized losses, net	1,172	2,232
Operating expenses, net of rental income	383	361

Total expenses	$2,178	$2,988

	For the nine months ended September 30,
	2012	2011
	(Dollars in thousands)
Net loss on sales	$1,229	$941
Net loss on sales from bulk asset transaction	413	—
Provision for unrealized losses, net	1,805	4,040
Operating expenses, net of rental income	1,504	2,125

Total expenses	$4,951	$7,106

9.	OTHER POSTRETIREMENT BENEFIT PLANS

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

Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,
	2012	2011
	(In thousands)
Service cost	$—	$—
Interest cost	19	33
Expected return on plan assets	—	—
Net amortization (accretion) of prior service cost	(20)	(1)
Recognized net actuarial gain	(23)	(19)

Net periodic benefit cost	$(24)	$13

Assumptions used in the valuations were as follows:
Weighted average discount rate	4.00%	5.00%

	Nine Months Ended September 30,
	2012	2011
	(Dollars in thousands)
Service cost	$—	$—
Interest cost	57	99
Expected return on plan assets	—	—
Net amortization of prior service cost	(59)	(1)
Recognized net actuarial gain	(69)	(57)

Net periodic benefit cost	$(71)	$41

Assumptions used in the valuations were as follows:
Weighted average discount rate	4.00%	5.00%

10.	FAIR VALUE MEASUREMENT

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by the Company. Once received, a member of the Special Assets Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with the independent data sources such as recent market data or industry-wide statistics. On an annual basis, the Company compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value.

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

Interest rate caps: The Company uses an independent third party that performs a market valuation analysis for interest rate caps. The methodology used consists of a discounted cash flow model, all future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. The yield curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes from Reuters, which handle up to 30-year swap maturities (Level 3).

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2012 Using:
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$88,067	$—	$88,067	$—
Equity securities	313	313	—	—
Mortgage-backed GSE securities: residential	463,415	—	463,415	—
Interest rate caps	510	—	—	510

		Fair Value Measurements at December 31, 2011 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$50,800	$—	$50,800	$—
Equity securities	263	263	—	—
Mortgage-backed GSE securities: residential	408,535	—	408,535	—
Interest rate caps	1,933	—	—	1,933

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2012, in thousands:

	Interest Rate Caps
	Three Months Ended	Nine Months Ended
	September 30, 2012	September 30, 2012
Balance of recurring Level 3 assets at beginning of period	$831	$1,933
Total gains (losses) for the period
Included in other income	(234)	(1,077)
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(87)	(346)
Sales	—	—

Balance of recurring Level 3 assets at end of period	$510	$510

The Company had no interest rate caps as of September 30, 2011.

There were no transfers between Level 2 and Level 3 during 2012 or 2011.

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(In thousands)
Interest rate caps	$510	Discounted cash flow	Discount rate	0.47%-1.5%

The fair value of interest rate caps was determined using proprietary models from third-party sources taking into account such factors as size of the transaction, the lack of a quoted market and the custom-tailored nature of the transaction. The fair value is inclusive of interest accruals, as applicable.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2012 Using:
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impaired loans:
Permanent real estate loans	$40,281	$—	$—	$40,281
Construction loans	9,316	—	—	9,316
Consumer loans	5,840	—	—	5,840
Commercial loans	1,678	—	—	1,678
Mortgage servicing assets	3,728	—	3,728	—
Other real estate owned, net:
Permanent real estate loans	4,448	—	—	4,448
Construction loans	7,167	—	—	7,167

		Fair Value Measurements at December 31, 2011 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Impaired loans:
Permanent real estate loans	$38,627	$—	$—	$38,627
Construction loans	14,953	—	—	14,953
Consumer loans	282			282
Commercial loans	291	—	—	291
Mortgage servicing assets	3,921	—	3,921	—
Other real estate owned, net:
Permanent real estate loans	7,586	—	—	7,586
Construction loans	7,581	—	—	7,581

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $57.1 million at September 30, 2012, with a specific valuation allowance of $2.1 million. This resulted in a decrease of the provision for loan losses of $2.3 million during the three months ended September 30, 2012 and a decrease of the provision for loan losses of $794,000 during the nine months ended September 30, 2012. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $86.9 million at September 30, 2011, with a specific valuation allowance of $12.2 million. This resulted in an additional provision for loan losses of $1.8 million during the three months ended September 30, 2011 and $12.6 million for the nine months ended September 30, 2011. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $66.0 million at December 31, 2011, with a specific valuation allowance of $11.8 million, resulting in additional provision for loan losses of $30.8 million during 2011.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At September 30, 2012, mortgage servicing rights, carried at fair value, totaled $4.2 million, which is made up of the outstanding balance of $6.2 million, net of a valuation allowance of $2.0 million. At December 31, 2011, mortgage servicing rights, carried at fair value, totaled $4.6 million, which was made up of the outstanding balance of $6.4 million, net of a valuation allowance of $1.8 million, resulting in a net charge of $1.5 million for the year ended December 31, 2011. During the third quarter, the Company increased the amount of the valuation allowance by $672,000. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At September 30, 2012, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a net carrying amount of $18.5 million, with a valuation allowance of $8.9 million. This resulted in additional expenses of $1.3 million during the three months ended September 30, 2012, and additional expenses of $2.0 million during the nine months ended September 30, 2012. At December 31, 2011, other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $33.5 million, which is made up of the outstanding balance of $42.3 million net of a valuation allowance of $8.8 million resulting in a write-down of $4.8 million for the year ended December 31, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
	(In thousands)
Impaired loans:
Permanent real estate loans	$40,281	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	12.07%-45.44% (28.75%) 7.52%-10.73% (9.49%)
Construction loans	9,316	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	0.00%-25.00% (9.83%) 10.00%
Consumer loans	5,840	Sales comparison approach	Adjustment for differences between comparable sales	20.00%
Commercial loans	1,678	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	1.6%-24.18% (11.15%) 8.5%-10% (9.25%)
Foreclosed assets:
Permanent real estate loans	4,448	Sales comparison approach	Adjustment for differences between comparable sales	3.60%-16.47% (10.20%)
Construction loans	7,167	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-47.24% (17.63%)

In accordance with generally accepted accounting principles, the carrying value and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011, were as follows:

		Fair Value Measurements at September 30, 2012 Using:
	September 30, 2012	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash and cash equivalents	$57,530	$57,530	$—	$—
Available for sale securities	551,795	313	551,482	—
Loans held for sale	9,076	—	9,564	—
Loans, net	1,100,328	—	—	1,123,516
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	5,660	—	230	5,430
Interest rate caps	510	—	—	510
Liabilities:
Deposits:
Checking, savings and money market accounts	(893,161)	(893,161)	—	—
Certificates of deposit	(597,481)	—	(608,873)	—
FHLB advances	(50,000)	—	(57,514)	—
Repurchase agreements and other	(90,603)	—	(101,979)	—
Advance payments by borrowers for taxes and insurance	(14,121)	—	(14,121)	—
Accrued interest payable	(628)	(63)	(565)	—

	December 31, 2011
	Carrying	Fair
	Value	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$54,136	$54,136
Available for sale securities	459,598	459,598
Loans held for sale	12,727	13,098
Loans, net	1,379,276	1,402,452
Federal Home Loan Bank stock	26,464	n/a
Accrued interest receivable	6,741	6,741
Interest Rate Caps	1,933	1,933
Liabilities:
Deposits:
Checking, savings and money market accounts	(817,082)	(817,082)
Certificates of deposit	(771,415)	(782,146)
Federal Home Loan Bank advances	(128,155)	(136,727)
Repurchase agreements and other	(90,618)	(103,719)
Advance payments by borrowers for taxes and insurance	(23,282)	(23,282)
Accrued interest payable	(610)	(610)

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

(d) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e) Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within 90 days, approximate their fair values resulting in a Level 2 classification.

(f) Other Borrowings

The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(g) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification, depending on the classification of the underlying asset or liability.

(h) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

11.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the nine months ended
	September 30, 2012	September 30, 2011
	(In thousands)
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest on deposits and borrowings	$14,202	$23,595
Income taxes	—	(3,537)
Supplemental schedule of noncash activities:
Loans transferred from portfolio to held for sale	1,214	96,845
Transfers from loans to real estate owned and other repossessed assets	5,743	17,017
Transfers from real estate owned to premises and equipment	1,746	—
Transfers from premises and equipment to other assets	—	1,750

12.	SEGMENT INFORMATION

All of the Company’s financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking services.

13.	EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share are computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 1,658,390 shares were anti-dilutive for the three months ended September 30, 2012. There were 2,049,844 stock options for shares that were anti-dilutive for the three months ended September 30, 2011. Stock options for 1,686,674 shares were anti-dilutive for the nine months ended September 30, 2012. There were 2,049,844 stock options for shares that were anti-dilutive for the nine months ended September 30, 2011.

	Three months ended
	September 30,
	2012	2011
	(Dollars in thousands)
Net loss per consolidated statements of income	$(26,891)	$(8,864)
Net loss allocated to participating securities	(73)	(16)

Net loss allocated to common stock	$(26,818)	$(8,848)

Basic earnings (loss) per common share computation:
Distributed earnings allocated to common stock	$—	$—
Undistributed loss allocated to common stock	(26,818)	(8,848)

Net loss allocated to common stock	$(26,818)	$(8,848)

Weighted average common shares outstanding, including shares considered participating securities	32,847	30,953
Less: Average participating securities	(96)	(57)

Weighted average shares	32,751	30,896

Basic loss per common share	$(0.82)	$(0.29)

Diluted earnings (loss) per common share computation:
Net loss allocated to common stock	$(26,818)	$(8,848)

Weighted average common shares outstanding for basic earnings per common share	32,751	30,896
Add: Dilutive effects of assumed exercises of stock options	—	—

Weighted average shares and dilutive potential common shares	32,751	30,896

Diluted loss per common share	$(0.82)	$(0.29)

	Nine months ended
	September 30,
	2012	2011
	(Dollars in thousands)
Net loss per consolidated statements of income	$(23,033)	$(7,698)
Net loss allocated to participating securities	(43)	(11)

Net loss allocated to common stock	$(22,990)	$(7,687)

Basic earnings (loss) per common share computation:
Distributed earnings allocated to common stock	$—	$—
Undistributed loss allocated to common stock	(22,990)	(7,687)

Net loss allocated to common stock	$(22,990)	$(7,687)

Weighted average common shares outstanding, including shares considered participating securities	32,781	30,936
Less: Average participating securities	(66)	(47)

Weighted average shares	32,715	30,889

Basic loss per common share	$(0.70)	$(0.25)

Diluted earnings (loss) per common share computation:
Net loss allocated to common stock	$(22,990)	$(7,687)

Weighted average common shares outstanding for basic earnings per common share	32,715	30,889
Add: Dilutive effects of assumed exercises of stock options	—	—

Weighted average shares and dilutive potential common shares	32,715	30,889

Diluted loss per common share	$(0.70)	$(0.25)

14.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and reflects no change in unrealized gains and losses on postretirement liability. The change includes reclassification of gains on sales of securities of $5.2 million and no impairment charges at September 30, 2012, and gains on sales of securities of $3.5 million and impairment charges of $78,000 at September 30, 2011.

Other comprehensive income (loss) components and related tax effects for the three and nine month periods are as follows:

	Three months ended
	September 30,	September 30,
	2012	2011
	(Dollars in thousands)
Unrealized holding gain on securities available for sale	$6,759	$10,141
Reclassification adjustment for gains realized in income	(1,192)	(1,923)

Net unrealized gains	5,567	8,218
Tax effect (35%)	(2,838)	—

Net of tax amount	$2,729	$8,218

	Nine months ended
	September 30,	September 30,
	2012	2011
	(Dollars in thousands)
Unrealized holding gain on securities available for sale	$13,270	$17,346
Reclassification adjustment for gains realized in income	(5,161)	(3,427)

Net unrealized gains	8,109	13,919
Tax effect (35%)	(2,838)	—

Net of tax amount	$5,271	$13,919

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at December 31, 2011	Current Period Change	Balance at September 30, 2012
Unrealized gains on securities available for sale	$3,447	$5,271	$8,718
Unrealized gains on post-retirement benefits	1,585	—	1,585

Total	$5,032	$5,271	$10,303

The Company recognized a net loss and had unrealized gains on available for sale securities recorded in other comprehensive income at September 30, 2012. As a result, the tax benefit recognized is equal to the current year to date change in other comprehensive income multiplied by the Company’s statutory tax rate of 35%.

15.	REGULATORY CAPITAL REQUIREMENTS

Home Savings is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Home Savings and United Community. The regulations require Home Savings to meet specific capital adequacy guidelines and the regulatory framework for prompt corrective action that involve quantitative measures of Home Savings’ assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Home Savings’ capital classification also is subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

	As of September 30, 2012
	Actual		Minimum Capital Requirements Per Consent Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$171,263	15.85%	$129,677	12.00%
Tier 1 capital to risk-weighted assets	157,674	14.59%	*	*
Tier 1 capital to average total assets	157,674	8.27%	171,616	9.00%

	As of September 30, 2012
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions (1)
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$86,451	8.00%	$108,064	10.00%
Tier 1 capital to risk-weighted assets	*	*	64,839	6.00%
Tier 1 capital to average total assets	76,274	4.00%	95,342	5.00%

(1) Home Savings cannot be considered well capitalized while it is under a regulatory order that requires it to maintain a specific capital level.

	As of December 31, 2011
	Actual		Minimum Capital Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$196,710	14.57%	$162,005	12.00%
Tier 1 capital to risk-weighted assets	179,521	13.30%	*	*
Tier 1 capital to average total assets	179,521	8.61%	166,856	8.00%

	As of December 31, 2011
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$108,003	8.00%	$135,004	10.00%
Tier 1 capital to risk-weighted assets	*	*	81,002	6.00%
Tier 1 capital to average total assets	83,428	4.00%	104,285	5.00%

*	Amount/Ratio is not required under the Bank Order or regulations.

As of September 30, 2012 and December 31, 2011, respectively, the FDIC and FRB categorized Home Savings as adequately capitalized pursuant to the Consent Order and OTS Order (as amended) discussed in Note 2. Home Savings cannot be considered well capitalized while it is under a regulatory order that requires it to maintain a specific capital level.

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

The Bank’s Tier 1 leverage ratio is 8.27%, after recording loss from the bulk asset sale. While Home Savings is still operating under a Consent Order requiring a minimum Tier 1 leverage ratio of 9.0%, the Company has worked closely with its regulators to keep them informed of the transaction and obtained their concurrence to complete the sale along with the Bank’s commitment to meet the 9.0% requirement by March 31, 2013.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings, and consequently Home Savings’ ability to meet its future capital requirements. Refer to Note 2 for a complete discussion of the regulatory enforcement actions.

16.	INCOME TAXES

The Company recognized a net loss and had unrealized gains on available for sale securities recorded in other comprehensive income for the period ending September 30, 2012, as well as a pretax operating loss. As a result, the tax benefit recognized is equal to the current year to date change in other comprehensive income multiplied by the Company’s statutory tax rate of 35%.

Management recorded a valuation allowance against deferred tax assets at September 30, 2012 and December 31, 2011, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset, which was in place during all periods presented.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	-5.67%	-1.69%	-1.56%	-0.48%
Return on average equity (3)	-53.53%	-18.98%	-15.56%	-5.61%
Interest rate spread (4)	3.00%	2.97%	3.15%	3.15%
Net interest margin (5)	3.17%	3.18%	3.34%	3.36%
Non-interest expense to average assets	3.66%	2.78%	3.45%	2.94%
Efficiency ratio (6)	93.62%	79.67%	82.61%	74.27%
Average interest-earning assets to average interest-bearing liabilities	118.34%	113.30%	117.12%	112.86%
Capital ratios:
Average equity to average assets	10.60%	8.90%	10.02%	8.60%
Equity to assets, end of period	9.37%	8.82%	9.37%	8.82%
Tier 1 leverage ratio	8.27%	8.13%	8.27%	8.13%
Tier 1 risk-based capital ratio	14.59%	11.98%	14.59%	11.98%
Total risk-based capital ratio	15.85%	13.25%	15.85%	13.25%
Asset quality ratios:
Nonperforming loans to total loans at end of period (7)	4.16%	9.33%	4.16%	9.33%
Nonperforming assets to average assets (8)	3.52%	8.22%	3.39%	8.10%
Nonperforming assets to total assets at end of period (8)	3.65%	8.32%	3.65%	8.32%
Allowance for loan losses as a percent of loans	1.79%	2.98%	1.79%	2.98%
Allowance for loan losses as a percent of nonperforming loans (7)	43.06%	32.94%	43.06%	32.94%
Texas ratio (9)	34.89%	76.12%	34.89%	76.12%
Total classified loans as a percent of Tier 1 capital (10)	37.02%	132.26%	37.02%	132.26%
Total classified loans as a percent of Tier 1 capital and ALLL	32.85%	105.14%	32.85%	105.14%
Total classified assets as a percent of Tier 1 capital and ALLL (10)	44.21%	122.93%	44.21%	122.93%
Net charge-offs as a percent of average loans	13.57%	3.75%	6.15%	2.46%
Total 90+ days past due as a percent of total loans	3.70%	7.59%	3.70%	7.59%
Office data:
Number of full service banking offices	34	38	34	38
Number of loan production offices	8	7	8	7
Per share data:
Basic earnings (loss) (11)	$(0.82)	$(0.29)	$(0.70)	$(0.25)
Diluted earnings (loss) (11)	(0.82)	(0.29)	(0.70)	(0.25)
Book value (12)	5.22	5.90	5.22	5.90
Tangible book value (13)	5.21	5.88	5.21	5.88

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
10.	Classified assets include classified loans, real estate owned and other repossessed assets
11.	Net income (loss) divided by the number of basic or diluted shares outstanding
12.	Shareholders’ equity divided by number of shares outstanding
13.	Shareholders’ equity minus core deposit intangible divided by the number of shares outstanding

Forward Looking Statements

When used in this Form 10-Q the words or phrases “will likely result,” “are expected to,” “plan to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in United Community’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings’ market area, and competition that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above could affect United Community’s financial performance and could cause United Community’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. United Community undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

Total assets decreased $199.7 million to $1.8 billion at September 30, 2012, compared to December 31, 2011. Contributing to the change was a decrease in net loans of $278.9 million and a decrease in real estate owned and other repossessed assets of $13.3 million, which were offset partially by an increase in available for sale securities of $92.2 million.

The level of assets was affected by Home Savings’ successful completion of a bulk sale of a substantial amount of the Bank’s troubled loans, along with other assets, to an unrelated party on September 30, 2012. Total assets included in the bulk sale had an unpaid principal balance of $147.8 million as of the closing date, comprised of loans with an unpaid principal balance of $146.7 million and other real estate owned with a principal balance of $1.1 million. The loans included in the bulk sale had a book balance as of the closing date of $113.7 million. Of these loans, $91.6 million were classified, $63.3 million were nonperforming and $53.0 million were noncurrent (all figures are book balance prior to the effect of any reserves). The loans included in the bulk sale had reserves totaling $8.0 million, for a net book balance of $105.7 million. Together with the other real estate owned included in the sale, the net book balance of the assets included in the bulk sale totaled $106.8 million. The Bank received $77.4 million in cash for these assets.

In the first nine months of 2012, the Company sold approximately $281.8 million in securities, recognizing $5.2 million in net gains on the sales. The Company also purchased securities with a face value of $424.9 million to replace the securities sold during the period and to replace loan balances that continued to decline. Maturities, paydowns and the change in the unrealized gain on the portfolio also contributed to the change in the size of the securities portfolio.

Net loans decreased $278.9 million during the first nine months of 2012. The primary source of the decrease was a bulk asset sale completed in the third quarter of 2012. The loans associated with this sale had an unpaid principal balance of $113.7 million. Chargeoffs in excess of reserves for this transaction aggregated $30.2 million. The discussion below, including impaired loans, troubled debt restructured loans and nonperforming loans each include the impact of the asset sale.

The following table summarizes the trend in the allowance for loan losses as of September 30, 2012:

	Allowance For Loan Losses
	(In thousands)
	12/31/2011	Provision	Recovery	Chargeoff	Net (Chargeoffs) Recovery from Bulk Asset Sale	9/30/2012
Real Estate Loans
Permanent
One-to four-family residential	$7,802	$15,784	$117	$(2,099)	$(14,752)	$6,852
Multifamily residential	2,689	4,887	263	(1,377)	(5,174)	1,288
Nonresidential	16,801	12,114	274	(10,868)	(14,382)	3,939
Land	4,031	(246)	39	(1,984)	(1,436)	404

Total	31,323	32,539	693	(16,328)	(35,744)	12,483

Construction Loans
One-to four-family residential	4,400	2,367	71	(3,209)	(2,134)	1,495
Multifamily and nonresidential	93	(74)	120	(4)	—	135

Total	4,493	2,293	191	(3,213)	(2,134)	1,630

Consumer Loans
Home Equity	2,026	2,231	280	(649)	(759)	3,129
Auto	77	(28)	10	(8)	—	51
Marine	509	16	10	(113)	(57)	365
Recreational vehicle	1,888	80	52	(1,157)	—	863
Other	76	123	227	(271)	(6)	149

Total	4,576	2,422	579	(2,198)	(822)	4,557

Commercial Loans
Secured	654	240	31	(225)	(1)	699
Unsecured	1,225	(271)	164	(982)	543	679

Total	1,879	(31)	195	(1,207)	542	1,378

Total	$42,271	$37,223	$1,658	$(22,946)	$(38,158)	$20,048

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for possible loan losses charged to expense. The allowance for loan losses decreased to $20.0 million at September 30, 2012, from $42.3 million at December 31, 2011, a decrease of $22.2 million. The allowance for loan losses as a percentage of loans was 1.79% at September 30, 2012, compared to 2.79% at December 31, 2011. However, the allowance for loan losses as a percentage of nonperforming loans was 43.06% at September 30, 2012, compared to 34.34% at December 31, 2011, due to the decrease in nonperforming loans following the bulk asset sale described above. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. Reserves from loans included in the asset sale mentioned above were treated as charges against the allowance in the third quarter of 2012. The ASC 310 reserve, or where applicable the ASC 450 reserve, as it related to loans included in the bulk asset sale were treated as chargeoffs in the ASC 450 methodology of determining loan loss ratios. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net chargeoffs or recoveries, among other factors.

The decrease in the allowance for loan losses in the first nine months of 2012 was primarily a result of net chargeoffs associated with loans sold in the bulk asset sale and more specifically, nonresidential real estate. At September 30, 2012, the allowance assigned to the permanent nonresidential real estate portfolio aggregated $3.9 million, a decrease of $12.9 million from the previous year-end.

During the nine months ended September 30, 2012, the level of net loans charged off, excluding chargeoffs from the bulk asset sale, exceeded the loan loss provision by approximately $18.2 million. Timing differences can exist between the period in which an initial provision is recognized and the subsequent period in which the loss is confirmed and the resulting chargeoff recognized. As a result, in any given period, it is possible to have chargeoffs exceed the provision for loan losses in the various loan categories. All major categories had the level of chargeoffs exceed the provision recognized in the first nine months of 2012. In the first nine months of 2012, certain loans were charged off where reserves were established in a previous period.

Net chargeoffs exceeded the loan loss provision by $12.9 million in the nonresidential real estate category. This was impacted by the level of outstanding loans in the category, which declined by $125.5 million since December 31, 2011, thereby reducing the needed level of the allowance for loan losses. The primary reason for this decline in loans was the bulk asset sale mentioned above. Also affecting the comparison was the resolution of one commercial loan relationship consisting of seven loans, which represented the Company’s largest classified loan relationship, in the second quarter of 2012. Five of the seven loans in this relationship were nonresidential loans. The resolution of this loan relationship resulted in a $20.8 million decline in loan principal balances. Based on facts and circumstances that occurred in the second quarter of 2012, a chargeoff of $5.9 million in nonresidential loans was recognized in the second quarter as a part of this resolution. Reserves of $1.1 million were established on these specific loans in prior periods, resulting in a net loss of $4.8 million in the second quarter. Of the remaining $5.1 million in nonresidential chargeoffs, reserves of $7.9 million had been established in prior periods.

Accordingly, as a result of adequate reserves being established in previous periods, a decline in principal balances outstanding and changes in historical loss factors at September 30, 2012, the required level of allowance for loan loss and provision for loan loss has declined. The following table summarizes the affect the bulk loan sale had on the loan portfolio.

Asset Quality Measure (1)	June 30, 2012 (As Reported)	September 30, 2012 (As Reported)	Change
	(In thousands)
Classified Loans	$171,839	$58,373	$(113,466)
Other Real Estate Owned and Other Repossessed Assets	$24,778	$20,206	$(4,572)
Total Classified Assets	$196,617	$78,579	$(118,038)
Classified Assets/(Tier 1 + ALLL)	91.41%	43.75%	-47.66%
Total Nonperforming Loans	$114,529	$46,557	$(67,972)
Allowance for Loan Losses	$30,933	$20,048	$(10,885)
Reserves/Nonperforming Loans	27.01%	43.06%	16.05%
Nonperforming Assets/Total Assets	7.31%	3.65%	-3.66%
Noncurrent Loans (30 + Days Delinquent)	$109,785	$51,220	$(58,565)
Texas Ration (2)	62.59%	34.89%	-27.70%

(1)	Dollar amounts in thousands. All dollar amounts shown are book balance prior to any reserves
(2)	Texas Ratio is defined as nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses

A non-homogeneous loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the strength of guarantors (if any). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the fair value of the collateral if the loan is collateral dependent, or, in rare cases, by the present value of expected future cash flows discounted at the loan’s effective interest rate or the market value of the loan. The following table summarizes the change in impaired loans during the first nine months of 2012.

Impaired Loans
(Dollars in thousands)
	September 30, 2012	December 31, 2011	Change
Real Estate Loans
Permanent
One-to four-family residential	$15,594	$30,287	$(14,693)
Multifamily residential	1,526	6,592	(5,066)
Nonresidential	18,260	66,503	(48,243)
Land	6,182	11,908	(5,726)

Total	41,562	115,290	(73,728)

Construction Loans
One-to four-family residential	9,980	30,587	(20,607)
Multifamily and nonresidential	—	—	—

Total	9,980	30,587	(20,607)

Consumer Loans
Home Equity	4,956	3,139	1,817
Auto	52	59	(7)
Boat	170	482	(312)
Recreational vehicle	673	47	626
Other	7	7	—

Total	5,858	3,734	2,124

Commercial Loans
Secured	1,801	3,511	(1,710)
Unsecured	43	445	(402)

Total	1,844	3,956	(2,112)

Total Impaired Loans	$59,244	$153,567	$(94,323)

The decrease in impaired loans can be largely attributed to the bulk asset sale and, to a lesser extent, the resolution of loans through principal payments, charge offs, sale of the loan or collateral, or by Home Savings taking possession of the collateral. The decline in impaired loans attributable to the bulk asset sale aggregated $76.1 million.

Included in impaired loans above are certain loans Home Savings considers to be troubled debt restructurings (TDR). A loan is considered a TDR if Home Savings grants a concession to the debtor that it would otherwise not consider. The concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. If the debtor is not currently experiencing financial difficulties, but would probably be in payment default in the future without the modification, then this type of restructure also could be considered a TDR.

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

The change in TDRs for the nine months ended September 30, 2012 is as follows:

Troubled Debt Restructurings
	September 30, 2012	December 31, 2011	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$13,244	$16,648	$(3,404)
Multifamily residential	—	3,273	(3,273)
Nonresidential	1,262	19,666	(18,404)
Land	162	3,325	(3,163)

Total	14,668	42,912	(28,244)

Construction Loans
One-to four-family residential	1,285	2,936	(1,651)
Multifamily and nonresidential	—	—	—

Total	1,285	2,936	(1,651)

Consumer Loans
Home Equity	4,181	1,895	2,286
Auto	—	21	(21)
Marine	—	—	—
Recreational vehicle	—	—	—
Other	7	7	—

Total	4,188	1,923	2,265

Commercial Loans
Secured	1,362	3,073	(1,711)
Unsecured	30	54	(24)

Total	1,392	3,127	(1,735)

Total Restructured Loans	$21,533	$50,898	$(29,365)

The decline in the level of TDR loans during the nine months ended September 30, 2012 was attributable primarily to the bulk asset sale. TDR loans sold in that sale aggregated $12.8 million.

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. TDR loans that were on nonaccrual status aggregated $4.5 million and $17.8 million at September 30, 2012 and December 31, 2011, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $17.0 million and $33.1 million at September 30, 2012 and December 31, 2011, respectively.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $76.5 million, or 4.23% of net loans, at September 30, 2012, compared to $123.1 million, or 9.00% of net loans, at December 31, 2011.

The schedule below summarizes the change in nonperforming loans for the first nine months of 2012.

Nonperforming Loans
(Dollars in thousands)
	September 30, 2012	December 31, 2011
			Change
Real Estate Loans
Permanent
One-to four-family residential	$5,817	$26,637	$(20,820)
Multifamily residential	1,512	5,860	(4,348)
Nonresidential	17,484	42,902	(25,418)
Land	6,228	11,142	(4,914)

Total	31,041	86,541	(55,500)

Construction Loans
One-to four-family residential	9,527	27,104	(17,577)
Multifamily and nonresidential	—	—	—

Total	9,527	27,104	(17,577)

Consumer Loans
Home Equity	3,318	4,237	(919)
Auto	118	170	(52)
Marine	158	479	(321)
Recreational vehicle	1,307	1,725	(418)
Other	20	9	11

Total	4,921	6,620	(1,699)

Commercial Loans
Secured	1,055	2,483	(1,428)
Unsecured	13	347	(334)

Total	1,068	2,830	(1,762)

Total Nonperforming Loans	$46,557	$123,095	$(76,538)

The bulk asset sale that Home Savings completed in the third quarter of 2012 was comprised primarily of nonperforming loans. Therefore, the change identified in the schedule above is primarily the result of that sale. Nonperforming loans sold in that sale aggregated $63.3 million.

Loans held for sale decreased $3.7 million, or 28.7%, to $9.1 million at September 30, 2012, compared to $12.7 million at December 31, 2011. The change was primarily attributable to the timing of sales during the period. Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

FHLB stock remained at $26.5 million for September 30, 2012 and December 31, 2011. During the first nine months of 2012, the FHLB paid a cash dividend in lieu of a stock dividend to its member banks.

Real estate owned and other repossessed assets decreased $13.3 million, or 39.7%, during the nine months ended September 30, 2012. The following table summarizes the activity in real estate owned and other repossessed assets during the period:

	Real Estate Owned	Repossessed Assets	Total
		(In thousands)
Balance at December 31, 2011	$32,946	$540	$33,486
Acquisitions	4,763	980	5,743
Transfer to fixed assets	(1,746)	—	(1,746)
Sales	(14,426)	(1,046)	(15,472)
Provision for unrealized losses	(1,805)	—	(1,805)

Balance at September 30, 2012	$19,732	$474	$20,206

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of September 30, 2012:

	Balance	Valuation Allowance	Net Balance
	(In thousands)
Real estate owned
One-to four-family	$7,635	$(843)	$6,792
Multifamily residential	752	(295)	457
Nonresidential	1,250	(93)	1,157
One-to four-family residential construction	16,150	(5,585)	10,565
Land	824	(63)	761

Total real estate owned	26,611	(6,879)	19,732
Repossessed assets
Marine	146	—	146
Recreational vehicle	328	—	328

Total repossessed assets	474	—	474

Total real estate owned and other repossessed assets	$27,085	$(6,879)	$20,206

In connection with the bulk asset sale, Home Savings sold 10 properties that had a combined carrying value of $1.1 million. The loss realized on those disposals aggregated $413,000.

Home Savings has made the decision to move all mortgage, credit and commercial operations/staff from their former leased location in Beachwood, Ohio to a building in Willoughby, Ohio that is owned by Home Savings. The building in Willoughby, Ohio was acquired in resolution of a nonresidential real estate loan in March 2010, and was held in Home Savings’ real estate owned portfolio. This move will save occupancy expenses as compared to the use of the Beachwood location.

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

Total deposits decreased $97.9 million to $1.5 billion at September 30, 2012, compared to December 31, 2011. The primary cause for the decrease in deposits was due to the overall decline in certificates of deposit due to the maturity of the Company’s Step CDs. Primarily in the third quarter of 2008, Home Savings offered a 42-month time deposit product (Step CDs) to its customers in order to maintain adequate levels of liquidity as Home Savings entered into the Bank Order with regulators. While the Step CDs offered a blended rate over the 42-month term consistent with other 42-month certificates of deposit being offered in Home Savings’ market at that time, the interest rate paid on Step CDs increased in regular intervals over the life of the deposit, such that in the final six months of the deposit prior to maturity, the rate paid was 6.50%. This product generated approximately $140.0 million in deposits, $12.6 million of which were sold in the branch sale announced in the fourth quarter of 2011 and $126.5 million of which matured in the first quarter of 2012. As these and other certificates of deposit matured, the Company was able to retain successfully most of these deposits in other interest-bearing non-time deposit accounts at substantially lower rates. As of September 30, 2012, Home Savings had no brokered deposits.

FHLB advances decreased $78.2 million during the first nine months of 2012, primarily as a result of the paydown of overnight advances and the prepayment of term advances. Home Savings used funds from security sales to prepay $25.7 million in term advances and offset the prepayment penalties associated with the paydowns of these advances with the gains recognized on these security sales. Proceeds from loan payoffs were used to reduce overnight advances, which accounted for the remainder of the change. Home Savings had approximately $245.5 million in unused borrowing capacity at the FHLB at September 30, 2012.

Advance payments by borrowers for taxes and insurance decreased $9.2 million during the first nine months of 2012. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $3.0 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $6.2 million.

Home Saving agreed to certain indemnification provisions with the bulk asset sale. Management believes there is no liability associated with those provisions, and, as such, has not accrued for any future liabilities for those provisions. Furthermore, there are no recourse obligations associated with the agreement.

During the first nine months of 2012, Home Savings received requests for reimbursements from investors for the purpose of making the investor whole on certain loans sold in the secondary market. These loans have certain identified weakness such that, in the opinion of management, a settlement to the investor is most appropriate. For the nine months ended September 30, 2012, Home Savings incurred expenses of $593,000 associated with such repurchases. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $368,000 at September 30, 2012. Management believes this reserve is appropriate given the historical losses incurred to date and the probability future losses will be deemed certain.

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

Shareholders’ equity decreased $17.2 million to $171.6 million at September 30, 2012, from $188.7 million at December 31, 2011. The change occurred primarily due to the net loss incurred by the Company in the period as a result of the bulk sale, offset by the adjustment to other comprehensive income for the valuation of available for sale securities during the period.

Comparison of Operating Results for the Three Months Ended

September 30, 2012 and September 30, 2011

Net Income. United Community recognized a net loss for the three months ended September 30, 2012, of $26.9 million, or $(0.82) per diluted share, compared to a net loss of $8.9 million, or $(0.29) per diluted share, for the three months ended September 30, 2011. The primary cause of the change was higher provision for loan losses recognized during the third quarter of 2012. Compared with the third quarter of 2011, net interest income decreased $1.5 million, the provision for loan losses increased $18.4 million, non-interest income increased $1.8 million and noninterest expense increased $2.8 million. United Community’s annualized return on average assets and return on average equity were -5.67% and -53.53%, respectively, for the three months ended September 30, 2012. The annualized return on average assets and return on average equity for the comparable period in 2011 were -1.69% and -18.98%, respectively.

Net Interest Income. Net interest income for the three months ended September 30, 2012 and September 30, 2011, was $14.1 million and $15.6 million, respectively. Total interest income decreased $5.1 million in the third quarter of 2012 compared to the third quarter of 2011, primarily as a result of a decrease of $270.1 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 47 basis points. Home Savings’ construction and segments of its commercial real estate loan portfolios declined as a result of executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.

Total interest expense decreased $3.6 million for the quarter ended September 30, 2012, as compared to the same quarter last year. The change was due primarily to reductions of $3.4 million in interest paid on deposits. The overall decrease in interest expense was attributable to the maturity of the Step CDs as described above and a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. Between September 30, 2011 and September 30, 2012, the average outstanding balance of certificates of deposit declined by $224.8 million, while non-time deposits increased by $39.2 million. The decrease in deposit balances between September 30, 2011 and September 30, 2012 can also be attributable to the sale of four of the Bank’s branches, which took place in the fourth quarter of 2011. Also contributing to the decrease was a reduction of 114 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 19 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the third quarter of last year. The interest rate spread for the three months ended September 30, 2012, increased to 3.00% compared to 2.97% for the quarter ended September 30, 2011. The net interest margin decreased one basis point to 3.17% for the three months ended September 30, 2012 compared to 3.18% for the same quarter in 2011.

	For the Three Months Ended September 30,
	2012 vs. 2011
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(In thousands)
Interest-earning assets:
Loans	$(1,643)	$(3,348)	$(4,991)
Loans held for sale	(21)	(41)	(62)
Investment securities:
Available for sale	(2,386)	2,282	(104)
FHLB stock	15	—	15
Other interest-earning assets	9	3	12

Total interest-earning assets	$(4,026)	$(1,104)	$(5,130)

Interest-bearing liabilities:
Savings accounts	(27)	5	(22)
NOW and money market accounts	(182)	33	(149)
Certificates of deposit	(2,020)	(1,181)	(3,201)
Federal Home Loan Bank advances	180	(438)	(258)
Repurchase agreements and other	17	(20)	(3)

Total interest-bearing liabilities	$(2,032)	$(1,601)	$(3,633)

Change in net interest income			$(1,497)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased to $30.3 million in the third quarter of 2012, compared to $11.8 million in the third quarter of 2011. This $18.4 million increase in the provision for loan losses is primarily a result of a bulk asset sale that was completed on September 21, 2012. As a result of the sale, an additional provision of $30.2 million was required in September. This was the result of loans charged off in excess of specific reserves on loans included in the sale, as mentioned above.

Noninterest Income. Noninterest income increased in the third quarter of 2012 to $3.8 million, as compared to noninterest income for the third quarter of 2011 of $1.9 million. Noninterest income increased as a result of higher mortgage banking income recognized in the third quarter of 2012 as compared to the same quarter in 2011. The increase was due to an overall increase in the volume of loans originated for sale in the current quarter. In the third quarter of 2012, Home Savings sold approximately $76.3 million of loans and subsequently recognized a $1.4 million gain. These sales were exclusive of the loans sold in the bulk asset sale. Further impacting the comparison, Home Savings recognized lower losses on the disposal of real estate owned and other repossessed assets in the third quarter of 2012, as compared to the third quarter of 2011. In addition, higher service fees and other charges were recognized, compared to the third quarter of 2011. This change was a result of a lower valuation adjustment recognized on deferred mortgage servicing rights in the third quarter of 2012 as compared to the same period in 2011.

Noninterest Expense. Noninterest expense was $17.3 million in the third quarter of 2012, compared to $14.6 million in the third quarter of 2011. In the third quarter of 2012, salaries and employee benefits were up as a result of the recognition of expenses associated with the Executive Incentive Plan and, to a lesser extent, the reinstatement of a matching contribution to the 401(k) plan. Professional fees, including legal and other consultants, were higher during the third quarter of 2012 due to the engagement of professionals hired to assist management in completing the bulk sale. Professional fees specifically associated with the bulk asset sale aggregated $1.2 million. These fees included investment banking fees and legal fees paid to attorneys assisting with the transaction. The change in noninterest expense for the third quarter of 2012 as compared to the third quarter of 2011 was also affected by an increase in other expenses incurred by the Company. Other expenses were higher as the Bank recognized an additional $1.8 million in expenses for the payment of delinquent real estate taxes on properties used as collateral that were part of the bulk asset sale.

Comparison of Operating Results for the Nine Months Ended

September 30, 2012 and September 30, 2011

Net Income. United Community recognized a net loss for the nine months ended September 30, 2012, of $23.0 million, or $(0.70) per diluted share, compared to a net loss of $7.7 million, or $(0.25) per diluted share, for the nine months ended September 30, 2011. The primary cause of the change was the higher provision for loan losses recognized during the first nine months of 2012. Compared with the first nine months of 2011, net interest income decreased $3.9 million, the provision for loan losses increased $15.0 million; non-interest income increased $4.6 million and non-interest expense increased $3.9 million. United Community’s annualized return on average assets and return on average equity were -1.56% and -15.56%, respectively, for the nine months ended September 30, 2012. The annualized return on average assets and return on average equity for the comparable period in 2011 were -0.48% and -5.61%, respectively.

Net Interest Income. Net interest income for the nine months ended September 30, 2012 and September 30, 2011, was $46.4 million and $50.3 million, respectively. Total interest income decreased $13.3 million in the first nine months of 2012 compared to the first nine months of 2011, primarily as a result of a decrease of $283.7 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 30 basis points. Home Savings’ construction and segments of its commercial real estate loan portfolios declined as a result of executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.

Total interest expense decreased $9.4 million for the nine months ended September 30, 2012, as compared to the same period last year. The change was due primarily to reductions of $8.8 million in interest paid on deposits. The overall decrease in interest expense was attributable to the maturity of the Step CDs as described above and a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. Between September 30, 2011 and September 30, 2012, the average outstanding balance of certificates of deposit declined by $212.0 million, while non-time deposits increased by $45.9 million. The decrease in deposit balances between September 30, 2011 and September 30, 2012 can also be attributable to the sale of four of the Bank’s branches, which took place in the fourth quarter of 2011. Also contributing to the decrease in interest expense was a reduction of 84 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 29 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first nine months of last year. The interest rate spread for the nine months ended September 30, 2012 and 2011 was 3.15%. The net interest margin decreased two basis points to 3.34% for the nine months ended September 30, 2012 compared to 3.36% for the first nine months of 2011.

	For the Nine Months Ended September 30,
	2012 vs. 2011
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(3,343)	$(10,964)	$(14,307)
Loans held for sale	(34)	69	35
Investment securities:
Available for sale	(1,052)	2,041	989
FHLB stock	1	—	1
Other interest-earning assets	4	9	13

Total interest-earning assets	$(4,424)	$(8,845)	$(13,269)

Interest-bearing liabilities:
Savings accounts	(199)	29	(170)
NOW and money market accounts	(662)	132	(530)
Certificates of deposit	(4,762)	(3,348)	(8,110)
Federal Home Loan Bank advances	(223)	(311)	(534)
Repurchase agreements and other	556	(571)	(15)

Total interest-bearing liabilities	$(5,290)	$(4,069)	$(9,359)

Change in net interest income			$(3,910)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased to $37.2 million in the first nine months of 2012, compared to $22.3 million in the first nine months of 2011. This $15.0 million increase in the provision for loan losses is primarily a result of the level of chargeoffs applied to loans sold in the bulk asset sale, as previously mentioned.

Noninterest Income. Noninterest income increased in the first nine months of 2012 to $15.8 million, as compared to $11.2 million for the first nine months of 2011. Driving the increase in noninterest income were gains recognized on the sale of available for sale securities. In the first nine months of 2012, Home Savings sold securities totaling approximately $281.8 million and consequently recognized a $5.2 million gain. These securities were sold in order to realize gains on the securities portfolio in anticipation of increased prepayment speeds that would cause unrealized gains to erode. Fees generated on nondeposit investments increased $475,000 during the first nine months of 2012 as compared to the same period last year. The change was driven by the volume of investment activity in 2012. Some of Home Savings’ customers that had funds deposited in Step CDs that matured in the first quarter of 2012 were retained and their deposits were invested in various mutual funds and insurance annuities offered through Home Savings’ Investments Division. Finally, lower losses incurred on real estate owned and other repossessed assets during the nine months ended September 30, 2012, as compared to the same period last year, were the result of the need to mark fewer properties down to fair market value as real estate values have stabilized.

Noninterest Expense. Noninterest expense was $50.9 million in the first nine months of 2012, compared to $47.0 million in the first nine months of 2011. In the first nine months of 2012, salaries and employee benefits were up as a result of the recognition of expenses associated with the Executive Incentive Plan, a restricted stock grant and, to a lesser extent, the reinstatement of a matching contribution to the 401(k) plan in 2012. Also contributing to the increase were expenses incurred due to the prepayment of FHLB term advances. In the second and third quarters of 2012, Home Savings paid in full $25.7 million in term advances. This was done to utilize excess cash and reduce interest expenses going forward. Professional fees, including legal and other consultants, were higher during the first nine months of 2012 due to the engagement of professionals hired to assist management in resolving nonperforming assets of Home Savings. Professional fees specifically associated with the bulk asset sale aggregated $1.2 million. These fees included investment banking fees and legal fees paid to attorneys assisting with the transaction. The change in noninterest expense for the first nine months of 2012 as compared to the same period in 2011 was also affected by increased other expenses incurred by the Company. Other expenses were higher as the Bank recognized expenses aggregating $1.8 million for the payment of delinquent real estate taxes on properties used as collateral that were part of the bulk asset sale.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the three month periods ended September 30, 2012 and 2011. Average balance calculations were based on daily balances.

	Three Months Ended September 30,
	2012			2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,213,126	$14,567	4.80%	$1,483,257	$19,558	5.27%
Net loans held for sale	10,853	101	3.72%	15,083	163	4.32%
Investment securities:
Available for sale	488,723	3,219	2.63%	405,542	3,323	3.28%
Federal Home Loan Bank stock	26,464	279	4.22%	26,464	264	3.99%
Other interest-earning assets	44,263	25	0.23%	36,627	13	0.14%

Total interest-earning assets	1,783,429	18,191	4.08%	1,966,973	23,321	4.74%
Noninterest-earning assets	112,376			130,852

Total assets	$1,895,805			$2,097,825

Interest-bearing liabilities:
NOW and money market accounts	$472,860	$344	0.29%	$445,043	$493	0.44%
Savings accounts	258,834	82	0.13%	247,497	104	0.17%
Certificates of deposit	628,671	2,174	1.38%	853,516	5,375	2.52%
Federal Home Loan Bank advances	56,097	535	3.81%	97,675	793	3.25%
Repurchase agreements and other	90,606	928	4.10%	92,390	931	4.03%

Total interest-bearing liabilities	1,507,068	4,063	1.08%	1,736,121	7,696	1.77%

Noninterest-bearing liabilities	187,805			174,928

Total liabilities	1,694,873			1,911,049
Equity	200,932			186,776

Total liabilities and equity	$1,895,805			$2,097,825

Net interest income and interest rate spread		$14,128	3.00%		$15,625	2.97%

Net interest margin			3.17%			3.18%

Average interest-earning assets to average interest-bearing liabilities			118.34%			113.30%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities together with the weighted average interest rates for the nine month periods ended September 30, 2012 and 2011. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,
	2012			2011
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,289,740	$49,182	5.08%	$1,573,394	$63,489	5.38%
Net loans held for sale	10,585	305	3.84%	6,964	270	5.17%
Investment securities:
Available for sale	489,472	10,253	2.79%	361,911	9,264	3.41%
Federal Home Loan Bank stock	26,464	859	4.33%	26,464	858	4.32%
Other interest-earning assets	37,505	48	0.17%	30,200	35	0.15%

Total interest-earning assets	1,853,766	60,647	4.35%	1,998,933	73,916	4.93%
Noninterest-earning assets	114,720			130,012

Total assets	$1,968,486			$2,128,945

Interest-bearing liabilities:
NOW and money market accounts	$465,864	$1,219	0.35%	$435,599	$1,749	0.54%
Savings accounts	254,265	248	0.13%	238,635	418	0.23%
Certificates of deposit	669,921	8,107	1.61%	881,906	16,217	2.45%
Federal Home Loan Bank advances	102,159	1,880	2.45%	118,343	2,414	2.72%
Repurchase agreements and other	90,611	2,766	4.07%	96,615	2,781	3.84%

Total interest-bearing liabilities	1,582,820	14,220	1.20%	1,771,098	23,579	1.78%

Noninterest-bearing liabilities	188,354			174,776

Total liabilities	1,771,174			1,945,874
Equity	197,312			183,071

Total liabilities and equity	$1,968,486			$2,128,945

Net interest income and interest rate spread		$46,427	3.15%		$50,337	3.15%

Net interest margin			3.34%			3.36%

Average interest-earning assets to average interest-bearing liabilities			117.12%			112.86%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

ITEM 3.	Quantitative and Qualitative Disclosures about Market Risk

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

Home Savings uses an NPV and earnings simulation model prepared internally as its primary method for identifying and managing its interest rate risk profile. The model is based on actual cash flows and repricing characteristics for all financial instruments and incorporates market-based assumptions regarding the impact of changing interest rates on future volumes and the prepayment rate of applicable financial instruments. Assumptions based on the historical behavior of deposit rates and balances in relation to changes in interest rates also are incorporated into the model. These assumptions inherently are uncertain and, as a result, the model cannot precisely measure NPV or net interest income or precisely predict the impact of fluctuations in interest rates on net interest rate changes as well as changes in market conditions and management strategies.

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the quarter ended September 30, 2012, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings in regard to the minimum NPV ratio and the maximum change in interest income that the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Period Ended September 30, 2012
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	10.89%	6.00%	1.42%	25.00%	$6,500	-20.00%	12.54%
300	11.11%	6.00%	1.64%	25.00%	5,478	-15.00%	10.57%
200	11.22%	7.00%	1.75%	25.00%	4,069	-10.00%	7.85%
100	11.06%	7.00%	1.59%	25.00%	2,084	-5.00%	4.02%
Static	9.47%	8.00%	—%	25.00%	—	—%	—%

Home Savings’ interest rate risk profile as of September 30, 2012, as measured by the NPV methodology described above, changed from that of December 31, 2011, in that Home Savings was more asset sensitive. As a result, at September 30, 2012, the Bank was in a better position to benefit from a rising rate environment than it was a year ago. This change was primarily the result of the flattening of the yield curve and an increase in prepayment speeds.

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

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2012. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures as of September 30, 2012 were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act (i) was recorded, processed, summarized and reported on a timely basis, and (ii) is accumulated and communicated to management including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2012, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of UCFC shares during the quarter ended September 30, 2012.

ITEM 5 – Other Information

The 2012 Annual Meeting of the Shareholders (the Annual Meeting) of the Company will be held on December 18, 2012. As such, the date of the Annual Meeting will have changed by more than 30 days from the anniversary of the Company’s 2011 Annual Meeting. In accordance with Rule 14a-5(f) and Rule 14a-8(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company considered shareholder proposals submitted pursuant to Rule 14a-8 for inclusion in the Company’s proxy materials for the Annual Meeting to have been submitted in a timely fashion if such proposals were received by the Company no later than November 29, 2011. Such proposals should have been delivered by certified mail to the Board or any of the directors c/o Secretary, United Community Financial Corp., 275 West Federal Street, Youngstown, Ohio 44503-1203.

ITEM 6 - Exhibits

Exhibit Number	Description

2.1	Asset Purchase and Interim Servicing Agreement, entered into on September 19, 2012, by and between The Home Savings and Loan Company of Youngtown, Ohio and Navy Portfolio, LLC*

3.1	Articles of Incorporation

3.2	Amended Code of Regulations

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Income and Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

*	Note: Certain exhibits and other schedules( including Exhibits E, F, H, I, N-1, N-2, O and P and Schedules I and II) referenced in the Asset Purchase and Interim Servicing Agreement have been omitted pursuant to Item 601(b)(2) of SEC Regulation S-K. UCFC hereby undertakes to furnish a copy of the omitted exhibits and schedules upon request by the SEC.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: November 13, 2012	/S/ Patrick W. Bevack
Patrick W. Bevack President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2012	/S/ James R. Reske
James R. Reske, CFA Treasurer and Chief Financial Officer
(Principal Financial Officer)