Form 10-K
period 2012-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2013-03-15
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 0-024399

UNITED COMMUNITY FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Ohio	34-1856319
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

275 West Federal Street, Youngstown, Ohio	44503
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (330) 742-0500

Securities registered pursuant to Section 12(b) of the Act:

Common shares, no par value per share	Nasdaq Global Market
(Title of Class)	(Name of each exchange on which registered)

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 29, 2012 was approximately $90.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 8, 2013, there were 33,031,714 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business

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

As a unitary thrift holding company, United Community is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (FRB) (successor, as our regulator, to the Office of Thrift Supervision (OTS)) and the SEC. United Community’s primary activity is holding the common shares of Home Savings. Consequently, the following discussion focuses primarily on the business of Home Savings.

Home Savings was organized as a mutual savings association under Ohio law in 1889. Currently, Home Savings is an Ohio state-chartered savings bank, subject to supervision and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Division of Financial Institutions of the Ohio Department of Commerce (Ohio Division). Home Savings is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and the deposits of Home Savings are insured up to applicable limits by the FDIC.

Home Savings conducts business from its main office located in Youngstown, Ohio, and through 33 full-service branches and eight loan production offices located throughout Ohio and western Pennsylvania. The principal business of Home Savings is the origination of mortgage loans, including construction loans, on residential and nonresidential real estate located in Home Savings’ primary market area, which consists of Ashland, Columbiana, Cuyahoga, Erie, Franklin, Geauga, Huron, Lake, Mahoning, Portage, Richland, Stark, Summit and Trumbull Counties in Ohio and Allegheny and Beaver Counties in Pennsylvania. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under the heading Investment Activities. Funds for lending and other investment activities are obtained primarily from retail deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB, repurchase agreements and maturities of securities.

Interest on loans and other investments is Home Savings’ primary source of income. Home Savings’ principal expenses are interest paid on deposit accounts and other borrowings, as well as salaries and benefits paid to employees. Operating results are dependent to a significant degree on the net interest income of Home Savings, which is the difference between interest earned on loans and other investments and interest paid on deposits and borrowed funds. Like most financial institutions, Home Savings’ interest income and interest expense are affected significantly by general economic conditions and by the policies of various regulatory authorities.

On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order with the OTS (the Holding Company Order). Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the Bank Order) with the FDIC and the Ohio Division. The Bank Order was terminated as of March 30, 2012 and on that same day the FDIC and the Ohio Division replaced it with a Consent Order (the Consent Order). The Consent Order was subsequently terminated and replaced with a Memorandum of Understanding (MOU) on January 31, 2013, as described below. Although United Community agreed to the issuance of the Holding Company Order and Home Savings agreed to the issuance of the Bank Order, Consent Order and the MOU, neither United Community nor Home Savings has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC or the Ohio Division against United Community or Home Savings.

The Holding Company Order requires United Community to obtain FRB approval prior to: (i) incurring or increasing its debt; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The Holding Company Order also required United Community to develop a debt reduction plan and submit the plan to the OTS for approval. The Holding Company Order remains in effect and was amended November 5, 2010. The amendment removed the requirement that United Community provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. The capital plan was consistent with and incorporated into the strategic planning process that Home Savings undertook when the Bank Order was issued. The capital plan was submitted to the OTS in December 2010. A revised capital plan was submitted to the FRB, FDIC and Ohio Division in December 2011, and a further revised capital plan was submitted in December 2012.

The Consent Order required Home Savings, within specified timeframes, to take or refrain from certain actions, including that it had to: (i) continue to retain qualified management; (ii) seek regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extend additional credit to classified borrowers; (iv) revise its plan to reduce its classified assets, and, within six months, reduce total adversely classified assets to 75% of the level of classified assets as of May 31, 2011 (i.e., to $219.0 million by September 30, 2012) and, within twelve months, to 50% of the level of classified assets as of May 31, 2011 (i.e., to $146.0 million by March 31, 2013) (v) establish a comprehensive policy and methodology for determining the adequacy of the allowance for loan and lease losses (ALLL); (vi) adopt plans to reduce its classified assets and delinquent loans; (vii) adopt a plan to reduce certain loan concentrations; (viii) amend its strategic plan and budget and profit plan; (ix) increase its Tier 1 Leverage Capital Ratio to 9.0% and its Total Risk Based Capital Ratio to 12.0% by June 30, 2012, and revise its capital plan to achieve such capital levels; and (x) seek regulatory approval prior to declaring or paying any dividend.

On September 21, 2012, Home Savings completed a bulk sale of a substantial amount of the Bank’s troubled loans, along with other assets, to an unrelated party. As a result of the transaction, Home Savings exceeded the asset quality targets set forth in the Consent Order, as follows:

	Balance as of December 31, 2012	Required Consent Order Threshold by March 31, 2013
	(In thousands)
Classified Assets	$78,319	$146,100

Classified assets include classified loans and real estate owned and other repossessed assets. Refer to Note 5 for a discussion of classified loans. Refer to Note 7 for a discussion of real estate owned and other repossessed assets.

The Bank’s Tier 1 Leverage Capital Ratio was 8.70% as of December 31, 2012. While Home Savings was still operating under a Consent Order as of December 31, 2012 that required a minimum Tier 1 Leverage Capital Ratio of 9.0%, Home Savings worked closely with its regulators to keep them informed of the bulk sale transaction and obtained their concurrence to complete the sale along with the Bank’s commitment to once again meet the 9.0% requirement by March 31, 2013.

On January 11, 2013, United Community entered into securities purchase agreements with 28 accredited investors (the Investors), pursuant to which the Investors will, in a private offering, invest an aggregate of approximately $39.9 million in United Community for 6,574,272 newly issued common shares of United Community, at a purchase price of $2.75 per share, and 7,942 newly created and issued perpetual mandatorily convertible non-cumulative preferred shares of United Community, at a purchase price of $2,750 per share. Upon United Community shareholder approval, each of the preferred shares will automatically convert into 1,000 United Community common shares. However, there can be no assurance that United Community will receive such shareholder approval. The preferred shares will initially not pay any dividends, but if they are not converted into Common Shares prior to June 30, 2013, semi-annual non-cumulative cash dividends will take effect at an annual rate of 12.00%, payment of which is subject to regulatory approval. The preferred shares are redeemable by United Community at any time upon prior receipt of applicable regulatory approvals. There can be no assurance that such an offering will be completed or that the Company will succeed in this endeavor.

The closing of the private offering is subject to certain customary conditions including any bank regulatory approvals and confirmations for the transactions contemplated by the Purchase Agreements and absence of a material adverse change with respect to United Community or Home Savings. United Community has confirmed that no bank regulatory approvals are required. United Community presently expects the private offering to close on March 22, 2013. In the private offering, the Investors as a group are expected to purchase shares equal to approximately 29.0% of United Community’s outstanding common shares following the transaction (assuming the rights offering is fully subscribed), and upon United Community shareholder approval of the conversion of the preferred shares; however, none of these new investors will own more than 4.9% of United Community’s common shares outstanding.

Also on January 11, 2013, United Community entered into subscription agreements with certain of United Community’s directors, officers, consultants and their affiliates pursuant to which these insider investors will invest an aggregate of approximately $2.1 million in United Community for 755,820 newly issued common shares, at the same purchase price of $2.75 per share. The issuance and sale of common shares to the insider investors, pursuant to the subscription agreements, is subject to United Community shareholder approval. Subsequent to January 11, 2013, Marty E. Adams joined the United Community board. Accordingly, there are no consultants acquiring any shares.

The Company anticipates that following such capital raise, it will give existing shareholders an opportunity to purchase $5.0 million of United Community common shares at $2.75 through a rights offering.

On January 31, 2013, the Consent Order issued to Home Savings by the FDIC and the Ohio Division on March 30, 2012 was terminated. On January 31, 2013, Home Savings entered into a Memorandum of Understanding (MOU) with the FDIC and Ohio Division that requires Home Savings to submit certain plans and reports to the FDIC and the Ohio Division, to seek the FDIC’s and Ohio Division’s prior consent before issuing any dividends to United Community, and to maintain its Tier 1 Leverage Capital Ratio at 8.50% and its Total Risk Based Capital Ratio at 12.0%.

As of December 31, 2011 and 2012, the FDIC categorized Home Savings as adequately capitalized pursuant to the Bank Order and the Consent Order, respectively. However, because the Consent Order was terminated on January 31, 2013, Home Savings can now be considered well capitalized.

DISCUSSION OF FORWARD-LOOKING STATEMENTS

When used in this Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including government intervention in the U.S. financial markets, changes in economic conditions in the Company’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company’s market area and competition, that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company advises readers that the factors listed above could affect United Community’s financial performance and could cause the Company’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Loan Portfolio Composition. The following table presents certain information regarding the composition of Home Savings’ loan portfolio at the dates indicated:

	2012		2011		At December 31, 2010		2009		2008
	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One- to four-family residential	$577,249	53.15%	$667,375	46.99%	$757,426	44.58%	$773,831	40.58%	$909,567	40.65%
Multifamily residential	80,923	7.45%	120,991	8.52%	135,771	7.99%	150,480	7.89%	187,711	8.39%
Non-residential	138,188	12.72%	276,198	19.45%	331,390	19.50%	397,895	20.87%	375,463	16.78%
Land	15,808	1.45%	23,222	1.63%	25,138	1.48%	23,502	1.23%	23,517	1.05%

Total permanent	812,168	74.77%	1,087,786	76.59%	1,249,725	73.55%	1,345,708	70.57%	1,496,258	66.87%
Construction loans:
One- to four-family residential	28,318	2.61%	59,339	4.18%	108,583	6.39%	178,095	9.34%	255,355	11.41%
Multifamily and non- residential	4,534	0.42%	4,528	0.32%	15,077	0.89%	13,741	0.72%	35,797	1.60%

Total construction	32,852	3.03%	63,867	4.50%	123,660	7.28%	191,836	10.06%	291,152	13.01%

Total real estate loans	845,020	77.80%	1,151,653	81.09%	1,373,385	80.83%	1,537,544	80.63%	1,787,410	79.88%
Consumer loans:
Home equity	177,230	16.33%	191,827	13.51%	220,582	12.98%	237,569	12.46%	253,348	11.32%
Auto	7,648	0.70%	8,933	0.63%	11,525	0.68%	13,784	0.72%	24,138	1.08%
Marine	4,942	0.45%	5,900	0.42%	7,285	0.43%	9,366	0.49%	11,781	0.53%
RV	22,250	2.05%	28,530	2.01%	35,671	2.10%	43,722	2.29%	54,003	2.41%
Other (1)	2,523	0.23%	3,207	0.23%	4,390	0.26%	4,761	0.25%	5,564	0.25%

Total consumer	214,593	19.76%	238,397	16.79%	279,453	16.45%	309,202	16.21%	348,834	15.59%
Commercial loans	26,543	2.44%	30,146	2.12%	46,304	2.72%	60,217	3.16%	101,489	4.53%

Total loans	1,086,156	100.00%	1,420,196	100.00%	1,699,142	100.00%	1,906,963	100.00%	2,237,733	100.00%
Less net items	19,916		40,920		49,656		40,945		34,280

Total loans, net	$1,066,240		$1,379,276		$1,649,486		$1,866,018		$2,203,453

(1)	Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

Loan Maturity. The following table sets forth certain information as of December 31, 2012, regarding the dollar amount of construction and commercial loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings always include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments.

	Principal repayments contractually due in the years ended December 31,
	2013	2014-2017	2018 and thereafter	Total
	(Dollars in thousands)
Construction loans:
One-to four-family residential	$8,817	$—	$19,501	$28,318
Multifamily and nonresidential	4,534	—	—	4,534
Commercial loans	4,499	15,296	6,748	26,543

Total	$17,850	$15,296	$26,249	$59,395

The table below sets forth the dollar amount of all loans reported above becoming due after December 31, 2013, which have fixed or adjustable interest rates:

Due after December 31, 2013
(Dollars in thousands)
Fixed rate	$22,859
Adjustable rate	18,686

$41,545

Loans Secured by One-to Four-Family Real Estate. Home Savings primarily originates conventional loans secured by first mortgages on one-to four-family residences primarily located within Home Savings’ market area.

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

FDIC regulations and Ohio law limit the amount that Home Savings may lend in relationship to the appraised value of the real estate and improvements that secure the loan at the time of loan origination. In accordance with such regulations, Home Savings is permitted to make loans on one-to four-family residences of up to 100% of the value of the real estate and improvements (LTV). Home Savings typically requires private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value or sales price of the property (whichever is less) securing the loan.

Under certain circumstances, Home Savings will offer loans with LTV’s exceeding 80% without private mortgage insurance. Customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit for up to 9% of the appraised value without having to purchase mortgage insurance. Home Savings also offers a first-time homebuyers product that permits an LTV of 95% without private mortgage insurance. Such loans involve a higher degree of risk because, in the event of a borrower default, the value of the underlying collateral may not satisfy the principal and interest outstanding on the loan. To reduce this risk, Home Savings underwrites all portfolio loans to Freddie Mac and Fannie Mae underwriting guidelines.

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

At December 31, 2012, Home Savings’ one-to four-family residential real estate loans held for investment totaled approximately $577.2 million, or 53.2% of total loans. At December 31, 2012, $5.4 million, or 0.94%, of Home Savings’ one-to four-family loans were nonperforming. New originations in this loan category totaled $409.2 million in 2012.

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

At December 31, 2012, loans secured by multifamily properties totaled approximately $80.9 million, or 7.5% of total loans. The largest loan as of December 31, 2012 had a principal balance of $9.7 million and was performing according to its terms. There were approximately $2.0 million in multifamily loans, or 2.5% of Home Savings’ total multifamily portfolio, that were considered nonperforming at December 31, 2012. New originations in this loan category totaled $4.3 million in 2012.

Loans Secured by Nonresidential Real Estate. Home Savings originates loans secured by nonresidential real estate, such as shopping centers, office buildings, hotels and motels. Home Savings’ nonresidential real estate loans generally have adjustable rates, amortization of up to 25 years and LTVs of up to 80%. The majority of such properties are located within Home Savings’ primary lending area.

Nonresidential real estate lending generally is considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower and their affiliates, the location of the real estate, analyzing the financial condition of the borrower, obtaining personal guarantees from the borrower, and considering the quality and characteristics of the income stream generated by the property and the appraisal supporting the property’s valuation.

At December 31, 2012, Home Savings’ largest loan secured by nonresidential real estate had a balance of $8.1 million and was performing according to its terms. At December 31, 2012, approximately $138.2 million, or 12.7% of Home Savings’ total loans, were secured by mortgages on nonresidential real estate, of which $20.7 million, or 15.0% of Home Savings’ total nonresidential real estate loans, were considered nonperforming. New originations in this loan category totaled $24.1 million in 2012.

Loans Secured by Vacant Land. Home Savings also originates a limited number of loans secured by vacant land, primarily for the construction of single-family houses. Home Savings’ land loans generally are fixed-rate loans for terms of up to five years and require a LTV of 65% or less. At December 31, 2012, approximately $15.8 million, or 1.5%, of Home Savings’ total loans were land loans. Nonperforming land loans totaled $6.0 million, or 38.3% of such loans, at December 31, 2012. New originations in this loan category totaled $1.1 million in 2012. A majority of these new originations were loans to individuals intending to construct owner-occupied single-family residences.

Construction Loans. Home Savings originates a limited number of loans for the construction of one-to four-family residences, multifamily properties and nonresidential real estate projects. Residential construction loans are made to both owner-occupants and to builders on a presold basis. Construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years. During the construction phase, the borrower is required to pay interest only. Construction loans for one-to four-family residences have LTVs at origination of up to 95% with appropriate mortgage insurance, and construction loans for multifamily and nonresidential properties, as well as loans to builders, have LTVs at origination of up to 75% based on estimated value at completion, with the value of the land included as part of the owner’s equity.

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

At December 31, 2012, Home Savings had approximately $32.9 million, or 3.0% of its total loans, invested in construction loans, including $28.3 million in one-to four-family residential construction ($18.4 million of which were to owner-occupants rather than builders) and approximately $4.5 million in multifamily and nonresidential construction loans. Approximately $1.8 million of Home Savings’ residential construction loans at December 31, 2012 were to builders on a speculative (unsold) basis (i.e., for homes for which the builder does not have a contract with a buyer). Home Savings, however, limits the number of outstanding loans to each builder on unsold homes under construction, both by dollar amount and number, depending on the borrower.

Nonperforming construction loans at December 31, 2012, totaled $7.5 million, or 22.7% of such loans. New originations for residential construction loans to owner-occupants totaled $53.1 million in 2012. There were no originations for any other types of residential construction loans in 2012.

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

Home Savings generally makes closed-end home equity loans in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 89% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where it sells the first mortgage or another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with either adjustable or fixed rates of interest. Fixed-rate home equity loans typically have terms of fifteen years. Rate adjustments on adjustable home equity loans are determined by adding a margin to the current prime interest rate for loans on residences of up to 80% LTV regardless of lien position. At December 31, 2012, approximately $177.2 million, or 82.6%, of Home Savings’ consumer loan portfolio consisted of home equity loans. Home Savings also makes consumer loans secured by a deposit or savings account for up to 100% of the principal balance of the account. These loans generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

For new automobiles, loans are originated for up to 100% of the MSRP value of the car with terms of up to 72 months. For used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A.) retail value of the car model and a term of up to 72 months. Most automobile loans are originated indirectly through approved auto dealerships. At December 31, 2012, automobile loans totaled $7.6 million of Home Savings’ consumer loan portfolio.

At December 31, 2012, Home Savings had approximately $214.6 million, or 19.8% of its total loans, invested in consumer loans. Nonperforming consumer loans at December 31, 2012, amounted to $4.8 million, or 2.3% of such loans. New originations of consumer loans totaled $59.7 million in 2012.

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

At December 31, 2012, Home Savings had approximately $26.5 million invested in commercial loans. The majority of these loans are secured by inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, if any. Home Savings had $2.3 million in unsecured commercial loans as of December 31, 2012, with no one loan in this portfolio exceeding $1.5 million.

Nonperforming commercial loans at December 31, 2012, amounted to $1.2 million, or 4.6% of total commercial loans. New originations of commercial loans totaled $14.7 million in 2012, of which $14.6 million were secured and $120,000 were unsecured.

Reduction in loan concentrations. The Bank Order required Home Savings to adopt and implement plans to reduce loan concentrations in nonowner-occupied commercial real estate loans and construction, land development and land loans. The plan was developed and adopted by Home Savings and was implemented in the third quarter of 2008. The plan included sharply reducing the origination of new construction, land and land development loans as well as loans secured by commercial real estate. Home Savings also has terminated its purchase of construction loans from another financial institution. The Consent Order also required Home Savings to adopt and implement plans to reduce loan concentrations in subprime residential real estate loans, nonowner-occupied one-to four-family residential loans, construction loans and junior lien loans on residential properties. The MOU does not designate or define any particular loan portfolio or asset class as a concentration and does not require any such plans.

Loan Solicitation and Processing. The lending activities of Home Savings are subject to the written, non-discriminatory underwriting standards and loan origination procedures approved by Home Savings’ Board of Directors (Board). Loan originations generally are obtained from existing customers and members of the local community and from referrals by real estate brokers, lawyers, accountants, builders and current and former customers. Home Savings also advertises in the local print media, radio and on television.

Each of Home Savings’ 33 branches and eight loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings’ Credit Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report and verification of employment, and analyzes the cash flows of the borrower and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by an approved independent fee appraiser. For all nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by a third party appraisal review firm engaged by Home Savings. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Generally, commercial and consumer loan requests of $500,000 or more and residential mortgage loan requests over $800,000 up to and including $5.0 million require the approval of the Officers’ Loan Committee or the appropriate Officer’s Loan Committee member. All loans that would cause the aggregate lending relationship to be greater than $5.0 million require approval from both the Officers’ Loan Committee and the Board Loan Committee. Lending relationships of $15.0 million or greater must be approved by the full Board.

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

Loan Originations, Purchases and Sales. Home Savings’ residential loans generally are made on terms and conditions and documented to conform to the secondary market guidelines for sale to Freddie Mac, Fannie Mae and other institutional and private investors in the secondary market. Home Savings originates first mortgage loans insured by the Federal Housing Authority and the Veteran’s Administration with the intention to sell in the secondary market.

Home Savings generally retains the servicing rights on the sale of loans originated in the geographic area surrounding its full service branches. Home Savings anticipates continued participation in the secondary mortgage loan market to maintain its desired risk profile.

At December 31, 2012, Home Savings had $94.1 million of outstanding commitments to make mortgage loans with the intention to sell in the secondary market, as well as $104.4 million available to borrowers under consumer and commercial lines of credit and $42.3 million available in the OverdraftPrivlege™ program. At December 31, 2012, Home Savings had $731,000 in undisbursed funds related to commercial loans in process and $23.5 million related to construction loans in process under existing contractual obligations.

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

Based on such limits, Home Savings could lend approximately $26.1 million to one borrower at December 31, 2012. The largest amount Home Savings had committed to one borrower at December 31, 2012, was $14.0 million spread across multiple loans, all of which was outstanding at December 31, 2012. At December 31, 2012, these commercial real estate loans were not performing in accordance with their terms.

Delinquent Loans, Nonperforming Assets and Classified Assets. The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

	At December 31,
	2012			2011
	Number	Amount	Percent of net loans	Number	Amount	Percent of net loans
	(Dollars in thousands)
Loans delinquent for:
30-59 days	112	$3,923	0.37%	152	$15,538	1.12%
60-89 days	39	2,203	0.21%	71	6,516	0.48%
90 days or over	322	42,056	3.94%	594	104,851	7.60%

Total delinquent loans	473	$48,182	4.52%	817	$126,905	9.20%

Home Savings determines the past due status of loans based on the number of calendar months the loan is past due.

The lower level of nonperforming assets was a result of Home Savings’ successful completion of a bulk sale of a substantial amount of the Bank’s troubled loans, along with other assets, to an unrelated party on September 21, 2012. Total assets included in the bulk sale had an unpaid principal balance of $147.8 million as of the closing date, and were comprised of loans with an unpaid principal balance of $146.7 million and other real estate owned with a principal balance of $1.1 million. The loans included in the bulk sale had a book balance as of the closing date of $113.7 million. Of these loans, $91.6 million were classified, $63.3 million were nonperforming and $53.0 million were noncurrent (all figures are book balance prior to the effect of any reserves). The loans included in the bulk sale had reserves totaling $8.0 million, for a net book balance of $105.7 million. Together with the other real estate owned included in the sale, the net book balance of the assets included in the bulk sale totaled $106.8 million. The Bank received $77.4 million in cash for these assets.

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

Home Savings did not extend additional credit to borrowers whose loans are classified — i.e., loans that exhibit a well-defined weakness such that management determines that the loan should be classified as substandard, doubtful or loss — without approval by the applicable loan committee. A complete database of all classified borrowers is shared with underwriters and other authorized personnel. This database is queried prior to making any credit decisions to ensure the extension of any credit is not extended to classified borrowers. Home Savings also has modified its loan policies to specifically address the prohibition of the extension of credit to classified borrowers.

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets by year at the dates indicated:

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans
Real estate loans:
One-to four-family residential	$5,437	$26,637	$27,417	$26,720	$21,622
Multifamily and nonresidential	19,092	48,762	50,821	31,954	23,969
Construction (net of loans in process) and land	13,513	38,246	45,647	45,239	42,560

Total real estate loans	38,042	113,645	123,885	103,913	88,151
Consumer	4,842	6,581	3,371	4,892	5,549
Commercial	1,225	2,830	5,945	3,413	4,553

Total nonaccrual loans	44,109	123,056	133,201	112,218	98,253
Past due 90 days and still accruing	3,678	39	6,330	3,669	6,631

Total nonperforming loans	47,787	123,095	139,531	115,887	104,884
Real estate acquired through foreclosure and other repossessed assets	18,440	33,486	40,336	30,962	29,258

Total nonperforming assets	$66,227	$156,581	$179,867	$146,849	$134,142

Total impaired loans	$61,017	$153,567	$156,455	$118,805	$87,248
Nonperforming loans as a percent of loans, net	4.48%	8.92%	8.46%	6.21%	4.76%
Nonperforming assets as a percent of total assets	3.66%	7.71%	8.19%	6.28%	5.12%
Allowance for loan losses as a percent of nonperforming loans	44.22%	34.34%	36.47%	36.49%	34.29%
Allowance for loan losses as a percent of loans, net	1.94%	2.97%	2.99%	2.22%	1.61%

In 2012, net income did not include uncollected interest on nonperforming loans. During 2012, approximately $5.0 million in additional interest income would have been recorded had nonaccrual loans been accruing pursuant to contractual terms.

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

During 2012, Home Savings experienced a decline in impaired loans of $92.6 million. This was primarily due to the bulk asset sale mentioned above.

Nonperforming assets decreased by approximately $90.4 million, or 57.7%, to $66.2 million at December 31, 2012, from $156.6 million at December 31, 2011. Home Savings reported a decrease in all categories of nonperforming assets due primarily to the bulk sale. At December 31, 2012, total nonperforming loans accounted for 4.48% of net loans receivable, compared to 8.92% at December 31, 2011. Total nonperforming assets were 3.66% of total assets as of December 31, 2012, down from 7.71% as of December 31, 2011.

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets by quarter at the dates indicated:

	December 31,	September 30,	June 30,	March 31,	December 31,
	2012	2012	2012	2012	2011
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans
Real estate loans:
One-to four-family residential	$5,437	$5,817	$26,705	$23,721	$26,637
Multifamily and nonresidential	19,092	18,996	52,685	47,282	48,762
Construction (net of loans in process) and land	13,513	15,755	26,651	30,671	38,246

Total real estate loans	38,042	40,568	106,041	101,674	113,645
Consumer	4,842	4,847	6,655	6,118	6,581
Commercial	1,225	1,068	1,785	1,813	2,830

Total nonaccrual loans	44,109	46,483	114,481	109,605	123,056
Past due 90 days and still accruing	3,678	47	47	303	39

Total nonperforming loans	47,787	46,530	114,528	109,908	123,095
Real estate acquired through foreclosure and other repossessed assets	18,440	20,206	24,778	29,057	33,486

Total nonperforming assets	$66,227	$66,736	$139,306	$138,965	$156,581

Nonperforming loans as a percent of loans, net	4.48%	4.16%	9.17%	8.29%	8.92%
Nonperforming assets as a percent of total assets	3.66%	3.65%	7.31%	6.81%	7.71%
Allowance for loan losses as a percent of nonperforming loans	44.22%	43.06%	27.01%	31.41%	34.34%
Allowance for loan losses as a percent of loans, net	1.94%	1.79%	2.42%	2.54%	2.97%

Real estate acquired in settlement of loans is classified separately on the balance sheet at estimated fair value less costs to sell as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in real estate owned and other repossessed asset expenses. At December 31, 2012, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $18.4 million and consisted primarily of $6.5 million in one-to four-family residential properties, $10.8 million secured by land and one-to four-family residential properties, $803,000 in multifamily and nonresidential real estate, and $540,000 in boats, recreational vehicles, and automobiles.

In addition to the classified loans identified above, other loans may be identified as having potential credit problems as a result of those loans being identified by our internal loan review function. These special mention loans, which have not exhibited the more severe weaknesses generally present in classified loans, amounted to $22.4 million, as of December 31, 2012, compared to $35.2 million at December 31, 2011.

Allowance for Loan Losses. Management has established a methodology to calculate the allowance for loan losses at a level it believes adequate to absorb probable incurred losses in the loan portfolio. The methodology is reviewed regularly by the Board and is revised as conditions and circumstances within the Bank’s loan portfolio dictate. Management bases its determination of the adequacy of the allowance upon estimates derived from an analysis of individual credits, prior and current loss experience, loan portfolio delinquency levels, overall growth in the loan portfolio, current economic conditions and results of regulatory examinations. Furthermore, in determining the level of the allowance for loan losses, management reviews and evaluates on a monthly basis the necessity of a reserve for individual impaired loans classified by management. The specifically allocated reserve for a classified loan is determined based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, market value of collateral, other sources of cash flow and legal options available to Home Savings. Once a review is completed, a specific reserve is determined and allocated to the loan. Other loans not reviewed specifically by management are evaluated as a homogeneous group of loans (generally single-family residential mortgage loans and all consumer credit except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. The loss factor described consists of two components, a quantitative component and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recovery. Historically, in determining these quantitative factors Home Savings has evaluated two years’ worth of net charge off history on a quarterly basis. Home Savings has averaged this information since 2006 in determining the quantitative factor. At December 31, 2010, Home Savings shortened this evaluation period to one year of net charge off history and averaged this information over the current year period. These changes allow for the quantitative factors to be weighted to a more recent level of charge off experience due to current market conditions. This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balances of homogeneous loans. In determining the qualitative factors, consideration is given to such factors as economic conditions, changes in the nature and volume of the portfolio, lending personnel, lending policies, past-due loan trends, and trends in collateral values. Specific reserves on individual loans and historical ratios are reviewed periodically and adjusted as necessary based on subsequent collections, loan upgrades or downgrades, nonperforming trends or actual principal charge-offs. When evaluating the adequacy of the allowance for loan losses, consideration is given to geographic concentrations and the effect that changing economic conditions have on Home Savings. These estimates are particularly susceptible to changes that could result in a material adjustment to results of operations. The provision for loan losses represents a charge against current earnings in order to maintain the allowance for loan losses at an appropriate level.

The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	Year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$42,271	$50,883	$42,287	$35,962	$32,006
Provision for loan losses	39,325	24,658	62,427	49,074	25,329
Charge-offs:
Permanent real estate	(16,790)	(14,734)	(28,153)	(11,552)	(6,827)
Construction real estate	(3,480)	(12,504)	(20,648)	(12,793)	(9,151)
Consumer	(2,740)	(3,446)	(4,316)	(6,117)	(3,978)
Commercial	(1,258)	(5,055)	(1,962)	(13,230)	(2,132)

Total charge-offs	(24,268)	(35,739)	(55,079)	(43,692)	(22,088)
Recoveries:
Permanent real estate	770	918	336	117	29
Construction real estate	215	338	133	9	10
Consumer	724	591	538	814	575
Commercial	251	622	241	3	101

Total recoveries	1,960	2,469	1,248	943	715
Net charge-offs from asset sale	(38,158)	—	—	—	—
Net charge-offs	(60,466)	(33,270)	(53,831)	(42,749)	(21,373)

Balance at end of year	$21,130	$42,271	$50,883	$42,287	$35,962

Ratio of net charge-offs to average net loans	-4.88%	-2.17%	-3.03%	-2.10%	-0.96%

At December 31, 2012, the allowance for loan losses was 1.94% of total loans, net and 44.22% of total nonperforming loans.

The following table sets forth the allocation of the allowance for loan losses by category. The allocations are based on management’s assessment of the risk characteristics of each of the components of the total loan portfolio and are subject to change when the risk factors of each component change. The allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. The allocation of the allowance to each category is not necessarily indicative of future loss in any particular category and does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2012		2011		2010		2009		2008
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)
Permanent real estate loans	$13,819	74.77%	$31,323	76.59%	$28,066	73.55%	$15,288	70.57%	$12,785	66.87%
Construction real estate loans	1,404	3.03%	4,493	4.50%	8,533	7.28%	19,020	10.06%	11,342	13.01%
Consumer loans	4,459	19.76%	4,576	16.79%	5,260	16.45%	4,959	16.21%	4,870	15.59%
Commercial loans	1,448	2.44%	1,879	2.12%	9,024	2.72%	3,020	3.16%	6,965	4.53%

Total	$21,130	100.00%	$42,271	100.00%	$50,883	100.00%	$42,287	100.00%	$35,962	100.00%

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

Home Savings Investment Activities. Federal laws and regulations as well as Ohio law permit Home Savings to invest in various types of marketable securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities and certain other specified investments. The Board has adopted an investment policy that authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Fannie Mae, Freddie Mac and Government National Mortgage Association (GNMA). Such securities comprised 100% of Home Savings’ $574.2 million investment securities portfolio at December 31, 2012. The investment policy also authorizes management to make investments in securities issued by private issuers, investment-grade municipal obligations, creditworthy, unrated securities issued by municipalities in which an office of Home Savings is located, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers’ acceptances, federal funds and money market funds. Home Savings’ investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity.

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

United Community Investment Activities. Funds maintained by United Community for general corporate purposes primarily are invested in an account with Home Savings. United Community also owns a portfolio consisting of five bank equities with a market value of $313,000 at December 31, 2012.

The following table presents the amortized cost, fair value and weighted average yield of securities at December 31, 2012 by maturity:

	At December 31, 2012
	No stated maturity		One year or less		After one year through five years		Five years through ten years
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$—	—%	$—	—%	$500	0.24%	$72,345	2.13%
Mortgage-related securities-residential	—	—	—	—	—	—	—	—
Other securities (a)	101	5.95	—	—	—	—	—	—

Total securities	$101	5.95%	$—	—%	$500	0.24%	$72,345	2.13%

	At December 31, 2012
	After ten years		Total
	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
	(Dollars in thousands)
Securities:
U.S. Government agencies and corporations	$89,000	2.34%	$161,845	2.24%	$163,692
Mortgage-related securities-residential	404,563	2.53	404,563	2.53	410,557
Other securities (a)	—	—	101	5.95	313

Total securities	$493,563	2.50%	$566,509	2.45%	$574,562

(a)	Yield on equity securities only

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

Brokered deposits represent funds, which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Under the terms of the Bank and Consent Orders, Home Savings was not permitted to obtain additional brokered certificates of deposit without prior consent of the FDIC and Ohio Division. Home Savings had no brokered deposits at December 31, 2012 or 2011.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

	At December 31, 2012			For the Year Ended December 31, 2012
	Amount	Percent of total deposits	Weighted average rate	Average balance	Percent of average deposits	Weighted average rate
	(Dollars in thousands)
Noninterest bearing demand	$159,767	10.93%	—%	$160,424	10.47%	—%
Checking and money market accounts	478,598	32.74	0.29	468,446	30.57	0.33
Savings accounts	264,411	18.08	0.13	257,066	16.78	0.13
Certificates of deposit	559,298	38.25	1.29	646,432	42.18	1.55

Total deposits	$1,462,074	100.00%	0.61%	$1,532,368	100.00%	0.78%

	For the Year Ended December 31, 2011			For the Year Ended December 31, 2010
	Average balance	Percent of average deposits	Weighted average rate	Average balance	Percent of average deposits	Weighted average rate
	(Dollars in thousands)
Noninterest bearing demand	$146,784	8.67%	—%	$131,770	7.69%	—%
Checking and money market accounts	437,830	25.86	0.51	412,672	24.09	0.77
Savings accounts	240,043	14.17	0.21	212,146	12.38	0.37
Certificates of deposit	868,522	51.30	2.49	956,824	55.84	2.94

Total deposits	$1,693,179	100.00%	1.44%	$1,713,412	100.00%	1.87%

The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2012:

Rate	Up to one year	Over 1 year to 2 years	Over 2 years to 3 years	Thereafter	Total
	(Dollars in thousands)
2.00% or less	$194,044	$115,583	$34,997	$61,514	$406,138
2.01% to 4.00%	15,854	8,866	21,334	101,938	147,992
4.01% to 6.00%	4,835	295	38	—	5,168
6.00% and over	—	—	—	—	—

Total certificates of deposit	$214,733	$124,744	$56,369	$163,452	$559,298

At December 31, 2012, approximately $214.7 million of Home Savings’ certificates of deposit will mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $226.7 million, as of December 31, 2012, were available from the FHLB. Also, as of December 31, 2012, Home Savings could pledge additional securities to obtain another $386.7 million in borrowing capacity.

The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2012:

Maturity	Amount
(Dollars in thousands)
Three months or less	$14,274
Over 3 months to 6 months	6,120
Over 6 months to 12 months	21,759
Over 12 months	102,552

Total	$144,705

The following table presents the amount of Home Savings’ certificates of deposit of $250,000 or more by the time remaining until maturity at December 31, 2012:

Maturity	Amount
(Dollars in thousands)
Three months or less	$1,379
Over 3 months to 6 months	—
Over 6 months to 12 months	2,744
Over 12 months	10,769

Total	$14,892

The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	Year ended December 31,
	2012	2011
	(Dollars in thousands)
Beginning balance	$1,588,497	$1,689,781
Net decrease in other deposits	(138,341)	(125,854)

Net deposits before interest credited	1,450,156	1,563,927
Interest credited	11,918	24,570

Ending balance	1,462,074	1,588,497
Net decrease	$(126,423)	$(101,284)
Percent decrease	-7.96%	-5.99%

Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, it will be eligible for 100% of the advances available. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2012, Home Savings was in compliance with the QTL test. Home Savings may borrow up to an additional $226.7 million from the FHLB, and had $50.0 million in outstanding advances at December 31, 2012. None of the advances outstanding are callable.

The Holding Company Order requires United Community to obtain regulatory approval prior to incurring debt or increasing its debt position. As of December 31, 2012, United Community had no debt outstanding. United Community does not intend to seek approval to borrow additional funds in the near term.

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

EMPLOYEES

At December 31, 2012, Home Savings had 490 employees, 436 of which were full-time and the remaining 54 were part-time employees. Home Savings believes that relations with its employees are good. Home Savings has health, life and disability benefits, a 401(k) plan and an employee stock ownership plan for its employees.

REGULATION

United Community is a unitary thrift holding company, and subject to regulation, examination and oversight by the Board of Governors of the Federal Reserve System (FRB). There generally are no restrictions on the activities of United Community, unless the FRB determines that there is reasonable cause to believe that an activity constitutes a serious risk to the financial safety, soundness, or stability of Home Savings. Home Savings is subject to regulation, examination and oversight by the Ohio Division and the FDIC, and it also is subject to certain provisions of the Federal Reserve Act. United Community and Home Savings also are subject to the provisions of the Ohio Revised Code applicable to corporations generally, including laws that restrict takeover bids, tender offers and control-share acquisitions involving public companies that have significant ties to Ohio.

The FRB, the FDIC, the Ohio Division and the SEC each have various powers to initiate supervisory measures or formal enforcement actions if United Community or Home Savings do not comply with applicable regulations. If the grounds provided by law exist, the FDIC or the Ohio Division may place an institution such as Home Savings in conservatorship or receivership. Home Savings also is subject to regulatory oversight under various consumer protection and fair lending laws that govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of Home Savings to open a new branch or engage in a merger.

Federal law prohibits Home Savings from making a capital distribution to anyone or paying management fees to any person having control of Home Savings if, after such distribution or payment, Home Savings would be undercapitalized. Under the MOU, Home Savings may not pay a dividend to United Community without first obtaining regulatory approval.

FRB regulations currently require savings associations to maintain certain reserves of net transaction accounts (primarily checking accounts). At December 31, 2012, Home Savings was in compliance with its reserve requirements.

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

Under federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of Home Savings or United Community without 60 days prior notice to the FRB. Control is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed control if certain factors are in place. If the acquisition of control is by a company, the acquirer must obtain approval, rather than give notice, of the acquisition as a savings and loan holding company.

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

Home Savings’ deposit insurance premiums have increased since 2008 because of the Bank’s regulatory status. FDIC insurance premiums decreased in 2012 because of a change in the assessment base discussed below. However, Home Savings may pay higher FDIC premiums in the future because bank failures have significantly reduced the deposit insurance fund’s ratio of reserves to insured deposits. The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums on all depository institutions. On May 22, 2009, the FDIC also implemented a special assessment on all insured depository institutions, which totaled $1.1 million for Home Savings and was paid on September 30, 2009. Additional special assessments may be imposed by the FDIC for future periods. On November 12, 2009, the FDIC adopted a final rule that required insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. Although the prepayment of these assessments was mandatory for all insured depository institutions, the FDIC retained the discretion as supervisor and insurer to exempt any institution from the prepayment requirement under certain circumstances as set forth in its regulations. In accordance with this discretion, the FDIC exempted Home Savings from prepaying its quarterly risk-based assessment for the fourth quarter of 2009 and all of 2010, 2011 and 2012. Instead, Home Savings continued to pay its deposit insurance premiums on a quarterly basis.

In October 2010, the FDIC adopted a new restoration plan for the Deposit Insurance Fund to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. Under the new restoration plan, the FDIC will maintain the current schedule of assessment rates for all depository institutions. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking if required. Effective as of April 1, 2011, the FDIC adopted a final rule to change the deposit insurance assessment base from total domestic deposits to average total assets minus average tangible equity, as required by the Dodd-Frank Act.

Item 1A.	Risk Factors

Like all financial companies, United Community’s business and results of operations are subject to a number of risks, many of which are outside of our control. In addition to the other information in this report, readers should carefully consider that the following important factors, among others, could materially impact our business and future results of operations.

United Community and the Bank have an enterprise risk management program. The Board Compliance and Risk Management Committee provides oversight of the program. The Board also adopted the Corporate Risk Management and Control Policy. The policy provides a framework for risk identification, monitoring and mitigation through a risk assessment process, including reviewing of policies and procedures to enhance the controls and risk management practices at United Community and the Bank. The Officers Risk Management Committee leads this process as part of an ongoing program.

The Holding Company Order and the MOU prohibit dividends and restrict certain business activities.

United Community’s ability to pay regular quarterly dividends to shareholders depends to a large extent on the dividends received from Home Savings. The MOU prohibits Home Savings from paying dividends to United Community without prior regulatory approval. In addition, the Holding Company Order prohibits United Community from paying dividends to shareholders without prior regulatory approval. As a result, any payment of dividends in the future will be dependent, in large part, on our ability to satisfy these regulatory restrictions and Home Savings’ earnings, capital requirements, financial condition and other factors. United Community has not paid cash dividends in the past two years. Furthermore, there can be no assurance when dividend payments will resume in the future.

Deteriorating economic conditions may adversely affect our results of operations and financial condition.

Dramatic declines in real estate values, along with high unemployment, have disrupted the national credit and capital markets over the last several years. As a result, many financial institutions have had to seek additional capital, merge with larger and stronger institutions, seek government assistance or bankruptcy protection and, in some cases, have been forced into a sale or closure by the bank regulatory agencies. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions, because of concern over the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected and to what extent, and whether management’s actions will effectively mitigate these external factors. The reduced availability of credit, the lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

As a result of the challenges presented by economic conditions, the Company may face the following risks in connection with these events:

•

Inability of borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•

Increased regulation of the financial services industry, including heightened legal standards and regulatory requirements or expectations. Compliance with such regulation will likely increase costs and may limit the Company’s ability to pursue business opportunities.

•

Further disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

•

Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions, which may adversely affect the Company’s ability to market competitive products and services

Further, approximately 81.1% of the loans in Home Savings’ portfolio are secured in whole or in part by real estate. As residential real estate prices have declined since 2008, defaults and foreclosures have increased. Commercial real estate values also have declined, and the owners of many income-producing properties are experiencing declines in their revenue, which may adversely affect their ability to repay their loans. Foreclosures and resolutions of nonperforming loans require significant personnel resources, and given the number of foreclosures in the courts within our market area, the resolution of foreclosures has slowed significantly. Properties acquired through foreclosure or by deed in lieu of foreclosure are taking longer to sell in the current economy, which increases Home Savings expenses for managing, maintaining and insuring real estate owned. If we are unable to sell properties at a price that will cover our expenses as well as the unpaid principal and interest on the loan, the resulting write-downs and losses adversely affect Home Savings net income.

A loan is impaired when, based on current information and events, it is probable that Home Savings will be unable to collect both the contractual interest payments and the contractual principal payments, as scheduled in the loan agreement. Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. In the event a default on a construction loan occurs and foreclosure follows, we may need to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. Approximately 4.5% of our total loans were construction loans at December 31, 2012. As a result, further deterioration in the portfolio may adversely impact our earnings.

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

Increases in interest rates can affect the value of available for sale securities, loans and other assets, including our ability to realize gains on the sale of these assets. We originate loans for sale and for our portfolio. Increasing interest rates may reduce the origination of loans for sale and consequently the fee income we earn on such sales. Further, increasing interest rates may adversely affect the ability of borrowers to pay the principal or interest on loans and leases, resulting in an increase in nonperforming assets and a reduction of income recognized.

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

There are inherent risks associated with our lending activities, including credit risk, which is the risk that borrowers may not repay outstanding loans or the value of the collateral securing loans will decrease. We attempt to manage credit risk through a program of underwriting standards, the review of certain credit decisions and an on-going assessment of the quality of the credit already extended. However, conditions such as inflation, recession, unemployment, changes in interest rates, money supply, declines in real estate value and other factors beyond our control may increase our credit risk. Such changes in the economy may have a negative impact on the ability of borrowers to repay their loans. Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of our collateral. In addition, substantial portions of our loans are to individuals and businesses in Ohio where foreclosure rates are among the highest in the nation. Consequently, any further decline in the state’s economy could have a materially adverse effect on our financial condition and results of operations. In addition, substantial portions of our loans are to individuals and businesses in Ohio. Consequently any decline in the state’s economy could have a material adverse effect on our financial condition or results of operations.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion. Although some of the regulations have been adopted, many still have not, and the effect they will have on United Community will not be known for years.

Among the provisions already implemented that have or may have an effect on United Community are the following:

•	the Consumer Financial Protection Bureau (“CFPB”) has been formed, which has broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000, and non-interest bearing transaction accounts had unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

•	public companies in all industries are now required to provide stockholders the opportunity to cast a non-binding advisory vote on executive compensation; and

•

the FRB has imposed on financial institutions with assets of $10 billion or more a cap on the debit card interchange fees the financial institutions may charge. Although the cap is not applicable to Home Savings, it may have an adverse effect on Home Savings as the debit cards issued by Home Savings and other smaller banks, which have higher interchange fees, may become less competitive.

Additional provisions not yet implemented that may have an effect on United Community are the following:

•

new capital regulations for bank holding companies will be adopted, which may impose stricter requirements; and trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

•

new corporate governance requirements applicable generally to all public companies in all industries will require other new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

As many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making, the ultimate effect on United Community cannot yet be determined. However, the implementation of certain provisions have already increased compliance costs and the implementation of future provisions will likely increase both compliance costs and fees paid to regulators, along with possibly restricting the operations of United Community.

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

Financial institutions are under continuous threat of loss due to cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. The most significant cyber–attack risks that we face are e-fraud, denial of service, and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Loss can occur as a result of negative customer experience in the event of a successful denial of service attack that disrupts availability of our on-line banking services. The attempts to breach sensitive customer data, such as account numbers and social security numbers, could present significant reputational, legal and/or regulatory costs to us if successful. The Company has security, backup and recovery systems in place and a comprehensive business continuity plan to ensure the systems will not be inoperable. The Company also has security in place to prevent unauthorized access to the systems. Third party service providers also are required to maintain similar controls. However, The Company cannot be certain the measures will be successful to prevent a security breach. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Security breaches also may increase reputational and legal risks, and the Company could experience an increase in expenses or losses resulting from such breaches.

We may elect or be compelled to seek additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We previously announced on January 11, 2013 that we entered into agreements with investors to sell common and preferred shares and to conduct a rights offering, for a total of approximately $47.0 million in additional capital. This offering will dilute existing shareholders. However, as we experience operating losses, additional capital may need to be infused into Home Savings. In addition, we may elect to raise additional capital to support our business or to finance acquisitions, if any, or we may otherwise elect or be required by our regulators to raise additional capital. Any such capital raises may dilute current shareholders’ ownership interest. Our ability to raise additional capital, if needed, will depend on our financial performance, conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control. Accordingly, there can be no assurance that we can raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

We maintain an allowance for loan losses that we believe is a reasonable estimate of known and probable incurred losses within the loan portfolio. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. Through a periodic review and consideration of the loan portfolio, management determines the amount of the allowance for loan losses by considering general market conditions, credit quality of the loan portfolio, the collateral supporting the loans and performance of customers relative to their financial obligations with us. The amount of future losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates and real estate values, which may be beyond our control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loan loss allowance will be adequate in the future.

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

Announcements of deficiencies in foreclosure documentation by several large seller/servicer financial institutions in 2010 have raised various concerns relating to mortgage foreclosure practices in the United States. The integrity of the foreclosure process is important to the Company’s business as an originator and servicer of residential mortgages. As a result of the Company’s continued focus of concentrating its lending efforts in its primary markets in Ohio, as well as servicing loans for Fannie Mae and Freddie Mac, the Company does not anticipate suspending any of its foreclosure activities. During the third quarter of 2010, the Company reviewed its foreclosure procedures. The results of our review to date have not given rise to any known demands, commitments, events or uncertainties that we reasonably expect to have a material favorable or unfavorable impact on our results of operations, liquidity or capital resources. We have implemented additional reviews and procedures of pending and future foreclosures to ensure that all appropriate actions are taken to enable foreclosure actions to continue. Nevertheless, the Company could face delays and challenges in the foreclosure process arising from claims relating to industry practices generally, which could adversely affect recoveries and the Company’s financial results, whether through increased expenses of litigation and property maintenance, deteriorating values of underlying mortgaged properties or unsuccessful litigation results generally.

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

We may not be able to attract and retain skilled people.

Our success depends in large part on our ability to attract and retain key people. There are a limited number of qualified persons in our market area with the knowledge and experience required to successfully manage our business. At this time, new senior executives of United Community are required to be approved by the FRB. Suitable candidates for positions may decline to consider employment with the Company given its financial condition and the current regulatory environment. In addition, it may be difficult for us to offer compensation packages that would be sufficient to convince candidates that are acceptable to the Company’s regulators and meet our requirements to agree to become our employee and/or relocate. Our financial condition and the existing uncertainties may result in existing employees seeking positions at other companies where these issues are not present. The unexpected loss of services of other key personnel could have a material adverse impact on our business because of a loss of their skills, knowledge of our market and years of industry experience. If the Company is not able to promptly recruit qualified personnel, which the Company requires to conduct our operations, our business and our ability to successfully implement our recovery plan could be affected.

The recent repeal of federal prohibitions on payment of interest on demand deposits will increase our interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on corporate checking accounts were repealed as part of the Dodd-Frank Act. Beginning on July 21, 2011, financial institutions could have commenced offering interest on demand deposits to compete for clients. As a result, Home Savings’ interest expense may increase and its net interest margin will be affected since Home Savings offers interest on demand deposits to attract new customers or maintain current customers, which could have a material adverse effect on Home Savings’ business, financial condition and results of operation.

Volatility in the economy may negatively impact the fair value of our common shares.

The market price for our common shares has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future, including:

•	Announcements of developments related to our business;

•	Fluctuations in our results of operations;

•	Sales of substantial amounts of our securities into the marketplace;

•	General conditions in our markets or the worldwide economy;

•	A shortfall in revenues or earnings compared to market expectations;

•	Our inability to pay dividends; and

•	Our announcement of other projects.

We rely, in part, on external financing to fund our operations and the availability of such funds in the future could adversely impact our growth strategy and prospects.

Home Savings relies on deposits, advances from the FHLB and other borrowings to fund its banking operations. United Community has no debt outstanding. Although the Company considers its sources of funds to be adequate for its current funding needs, the Company may seek additional debt or equity capital in the future to achieve its long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to the Company’s shareholders, and debt refinancing arrangements may require the Company to pledge some of its assets and enter into covenants that would restrict its ability to incur further indebtedness. Additional financing sources, if sought, might be unavailable to the Company or, if available, could be on terms unfavorable to it. If additional financing sources are unavailable, not available on reasonable terms or the Company is unable to obtain any required regulatory approval for additional debt, the Company’s growth strategy and future prospects could be adversely impacted.

Our ability to pay cash dividends is subject to prior FRB approval.

The Holding Company Order prohibits the Company from paying dividends without the FRB’s prior approval. United Community does not know how long this restriction will remain in place. Even if United Community is permitted to pay a dividend, United Community is dependent primarily upon the earnings of Home Savings for funds to pay dividends on our common shares. The payment of dividends by Home Savings is subject to certain regulatory restrictions. Currently, Home Savings is prohibited by the MOU from paying any dividends to United Community without the prior approval of the FDIC and the Division. In addition, federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would thereafter and or continue to be undercapitalized.

In addition to our regulatory restrictions on the payment of dividends from Home Savings to United Community, U.S. tax laws applicable to Home Savings would cause a taxable recapture of accumulated bad debt reserves of up to $21.1 million to the extent that Home Savings makes a distribution to United Community while Home Savings does not have sufficient tax earnings and profits at the time of such distribution. The income tax liability resulting from such a distribution could be as great as $7.3 million. No deferred tax liability has been recorded for this potential recapture liability. For a further description, refer to Note 14 to our financial statements contained in our Form 10-K for the year ended December 31, 2012. Accordingly, until Home Savings restores its tax earnings and profits to an amount sufficient to avoid taxable bad debt reserve recapture upon distributions to United Community, we may be unwilling to approve a dividend from Home Savings to United Community even if Home Savings was otherwise permitted or able to make a dividend to United Community. As of December 31, 2012, the deficit in tax earnings and profits is approximately $10.7 million. Consequently, tax earnings and profits would need to increase by $10.7 million plus the amount of any anticipated distribution before such distribution was paid, in order to avoid any taxable bad debt reserve recapture. Tax earnings and profits is generally increased by taxable income and tax-exempt income and decreased by income taxes payable and non-deductible expenses.

As a result, any payment of dividends in the future by United Community will be dependent, in large part, on Home Savings’ ability to satisfy these regulatory restrictions and its earnings, capital requirements, financial condition and other factors.

Increased and/or special FDIC assessments would negatively impact our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings.

We expect that the recent improvement in our financial condition will result in decreased rates over time. However, any deterioration in our financial condition could result in elevated FDIC premiums, which would only further negatively impact earnings. In addition, any further increases in FDIC assessment rates and/or special FDIC assessments would negatively impact our earnings and could offset any reduction that we anticipate.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Home Savings owns its corporate headquarters building located in Youngstown, Ohio. Of Home Savings’ 33 branch offices, 28 are owned and the remaining offices are leased. Loan origination offices are leased under long-term lease agreements. The information contained in Note 8 to the consolidated financial statements: Premises and Equipment is incorporated herein by reference.

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

There were 37,804,457 United Community common shares issued and 33,031,714 shares outstanding and held by approximately 9,800 record holders as of March 8, 2013. United Community’s common shares are traded on The Nasdaq Stock Market® under the symbol UCFC. Quarterly stock prices and dividends declared are shown in the following table.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
High	$2.44	$2.98	$3.49	$3.85
Low	1.21	1.40	2.53	2.83
Dividends declared and paid	—	—	—	—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2011
High	$1.62	$1.50	$1.35	$1.30
Low	1.22	1.08	0.87	0.87
Dividends declared and paid	—	—	—	—

Under the terms of the Holding Company Order, United Community must seek regulatory approval prior to the declaration and payment of any cash dividends. The payment of dividends by United Community is limited also by the ability of Home Savings to pay dividends to United Community, which also requires regulatory approval under the MOU. See the discussion of these limits in Notes 3 and 16 to the consolidated financial statements.

Under the terms of the Holding Company Order, United Community must obtain regulatory approval prior to the repurchase of any shares. United Community did not repurchase any shares during the fourth quarter of 2012.

Performance Graph

The following graph compares the cumulative total return on United Community’s common shares since December 31, 2007, with the total return of an index of companies whose shares are traded on The Nasdaq Stock Market and an index of publicly traded thrift institutions and thrift holding companies. The graph assumes that $100 was invested in United Community shares on December 31, 2007.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
United Community Financial Corp.	100.00	17.16	27.65	25.56	24.22	55.12
NASDAQ Composite	100.00	60.02	87.24	103.08	102.26	120.42
SNL Thrift	100.00	63.64	59.35	62.01	52.17	63.45

Item 6.	Selected Financial Data

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Selected financial condition data:
Total assets	$1,808,365	$2,030,687	$2,197,298	$2,338,427	$2,618,073
Cash and cash equivalents	42,613	54,136	37,107	45,074	43,417
Securities:
Available for sale, at fair value	574,562	459,598	362,042	281,348	215,731
Loans held for sale	13,031	12,727	10,870	10,497	16,032
Loans, net	1,066,240	1,379,276	1,649,486	1,866,018	2,203,453
Federal Home Loan Bank stock, at cost	26,464	26,464	26,464	26,464	26,464
Cash surrender value of life insurance	28,881	28,354	27,303	26,198	25,090
Assets of discontinued operations	—	—	—	—	5,562
Deposits	1,462,074	1,588,497	1,689,781	1,769,501	1,885,931
Borrowed funds	140,598	218,773	300,615	318,156	462,872
Liabilities of discontinued operations	—	—	—	—	2,388
Total shareholders’ equity	170,760	188,745	176,055	219,783	234,923

	Year ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Summary of earnings:
Interest income	$78,444	$96,387	$110,748	$131,863	$152,178
Interest expense	18,006	31,212	39,387	55,949	78,916

Net interest income	60,438	65,175	71,361	75,914	73,262
Provision for loan losses	39,325	24,658	62,427	49,074	25,329

Net interest income after provision for loan losses	21,113	40,517	8,934	26,840	47,933
Non-interest income	22,731	23,225	21,893	13,918	5,784
Non-interest expenses	65,169	63,512	68,331	63,640	94,186 (1)

Income (loss) before taxes and discontinued operations	(21,325)	230	(37,504)	(22,882)	(40,469)
Income tax expense (benefit)	(888)	—	(231)	(1,160)	(3,240)

Net income (loss) before discontinued operations	(20,437)	230	(37,273)	(21,722)	(37,229)
Discontinued operations Net income of Butler Wick Corp.	—	—	—	4,949	1,950

Net income (loss)	$(20,437)	$230	$(37,273)	$(16,773)	$(35,279)

(1)	Noninterest expense in 2008 includes goodwill impairment charges of $33.6 million.

	At or for the year ended December 31,
	2012	2011	2010	2009	2008
Selected financial ratios and other data:
Performance ratios:
Return on average assets (1)	-1.06%	0.01%	-1.62%	-0.67%	-1.30%
Return on average shareholders’ equity (2)	-10.71%	0.13%	-17.28%	-6.92%	-12.91%
Interest rate spread (3) (4)	3.14%	3.07%	3.06%	2.91%	2.53%
Net interest margin (3) (5)	3.31%	3.28%	3.30%	3.20%	2.87%
Non-interest expense to average assets (3)	3.33%	3.00%	2.97%	2.54%	2.22%
Efficiency ratio (3) (6)	79.28%	77.41%	76.37%	65.60%	68.53%
Average interest earning assets to average interest bearing liabilities (3)	117.18%	113.20%	112.68%	112.46%	110.85%
Capital ratios:
Average equity to average assets	9.86%	8.69%	9.38%	9.68%	10.03%
Shareholders’ equity to assets at year end	9.44%	9.29%	8.01%	9.39%	8.97%
Home Savings’ Tier 1 Leverage Capital Ratio	8.70%	8.61%	7.84%	8.22%	8.20%
Home Savings’ Tier 1 Risk Based Ratio	14.95%	13.30%	11.26%	11.53%	10.80%
Home Savings’ Total Risk Based Capital Ratio	16.21%	14.57%	12.54%	12.80%	12.06%
Asset quality ratios:
Nonperforming loans to loans, net (7)	4.48%	8.92%	8.46%	6.21%	4.76%
Nonperforming assets to total assets at year end (8)	3.66%	7.71%	8.19%	6.28%	5.12%
Allowance for loan losses as a percent of loans	1.94%	2.97%	2.99%	2.22%	1.61%
Allowance for loan losses as a percent of nonperforming loans (7)	44.22%	34.34%	36.47%	36.49%	34.29%
Texas ratio (9)	34.56%	67.88%	79.43%	56.18%	49.68%
Total classified assets as a percent of Tier 1 capital	48.76%	123.99%	124.52%	117.77%	58.08%
Net chargeoffs as a percent of average loans	4.88%	2.17%	3.03%	2.10%	0.96%
Total 90+ days past due as a percent of total loans, net	3.94%	7.60%	7.51%	5.76%	4.53%
Number of:
Loans	29,963	31,361	32,765	42,121	44,195
Deposit accounts	134,979	147,771	169,291	176,010	180,531
Per share data:
Basic earnings (loss) from continuing operations (10) (11)	$(0.62)	$0.01	$(1.22)	$(0.73)	$(1.26)
Basic earnings from discontinued operations (10) (11)	—	—	—	0.17	0.06
Basic earnings (loss) (10) (11)	(0.62)	0.01	(1.22)	(0.56)	(1.20)
Diluted earnings (loss) from continuing operations (10) (11)	(0.62)	0.01	(1.22)	(0.73)	(1.26)
Diluted earnings from discontinued operations (10) (11)	—	—	—	0.17	0.06
Diluted earnings (loss) (10) (11)	(0.62)	0.01	(1.22)	(0.56)	(1.20)
Book value (12)	5.17	5.79	5.69	7.11	7.60
Tangible book value (13)	5.16	5.78	5.67	7.09	7.57
Cash dividend per share	—	—	—	—	0.1386
Dividend payout ratio (14)	n/a	n/a	n/a	n/a	-12.61%

(1)	Net income (loss) divided by average total assets.
(2)	Net income (loss) divided by average total equity.
(3)	Ratios have been revised to reflect the impact of discontinued operations. Ratios exclude the effect of goodwill impairment charges recognized.
(4)	Difference between weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities.
(5)	Net interest income as a percentage of average interest earning assets.
(6)	Non-interest expense, excluding the amortization of core deposit intangible and the goodwill impairment charge, divided by the sum of net interest income and non-interest income, excluding gains and losses on securities, other than temporary impairment charges, foreclosed assets and gain on branch sale.
(7)	Nonperforming loans consist of nonaccrual loans, loans past due ninety days and still accruing, and restructured loans.
(8)	Nonperforming assets consist of nonperforming loans, real estate acquired in settlement of loans and other repossessed assets.
(9)	Nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses
(10)	Earnings per share were retroactively adjusted to reflect the effect of a 2.8% stock dividend declared in November 2008.
(11)	Net income divided by average number of basic or diluted shares outstanding.
(12)	Shareholders’ equity divided by the number of shares outstanding.
(13)	Shareholders’ equity minus goodwill and core deposit intangible divided by the number of shares outstanding.
(14)	Historical per share dividends declared and paid for the year divided by the diluted earnings per share for the year.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

United Community was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of Home Savings issued upon the Conversion of Home Savings from a mutual savings association to a permanent capital stock savings association. The Conversion was completed on July 8, 1998.

The following discussion and analysis of the financial condition and results of operations of United Community and its subsidiary, Home Savings, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in this Annual Report.

Overview

Total assets decreased 10.9% to $1.8 billion at December 31, 2012. The lower level of assets was primarily a result of Home Savings’ successful completion of a bulk sale of a substantial amount of its troubled loans, along with other assets, to an unrelated party on September 21, 2012. Total assets included in the bulk sale had an unpaid principal balance of $147.8 million as of the closing date, comprised of loans with an unpaid principal balance of $146.7 million and other real estate owned with a principal balance of $1.1 million. The loans included in the bulk sale had a book balance as of the closing date of $113.7 million. Of these loans, $91.6 million were classified, $63.3 million were nonperforming and $53.0 million were noncurrent (all figures are book balance prior to the effect of any reserves). The loans included in the bulk sale had reserves totaling $8.0 million, for a net book balance of $105.7 million. Together with the other real estate owned included in the sale, the net book balance of the assets included in the bulk sale totaled $106.8 million. The Bank received $77.4 million in cash for these assets.

Total liabilities decreased 11.1% to $1.6 billion at December 31, 2012. This change was primarily the result of lower deposit balances.

The Company incurred a net loss of $20.4 million for the year ended December 31, 2012. This loss is primarily the result of the bulk asset sale.

Changes in Financial Condition

Total assets decreased $222.3 million, or 10.9%, from $2.0 billion at December 31, 2011 to $1.8 billion at December 31, 2012. The net change in assets consisted primarily of decreases of $11.5 million in cash and cash equivalents, $313.0 million in net loans, and $15.0 million in real estate owned and other repossessed assets. These decreases were offset partially by increases of $115.0 million in securities available for sale and $2.4 million in premises and equipment. Total liabilities decreased $204.3 million, or 11.1%, primarily as a result of decreases of $138.1 million in interest-bearing deposits and $78.2 million in FHLB advances, which were partially offset by a $11.7 million increase in noninterest-bearing deposits.

Funds not currently utilized for general corporate purposes are invested in overnight funds and securities. Cash and cash equivalents decreased $11.5 million, or 21.3%, to $42.6 million at December 31, 2012, compared to $54.1 million at December 31, 2011.

Available for sale securities increased $115.0 million during 2012 primarily as a result of purchases of securities aggregating $527.7 million, offset partially by sales (net of gains of $6.3 million) of $343.0 million and paydowns and maturities of $74.4 million. The majority of United Community’s available for sale portfolio is held by Home Savings. See Note 4 to the consolidated financial statements for additional information regarding the Company’s investment portfolio.

Loans held for sale were $13.0 million at December 31, 2012, compared to $12.7 million at December 31, 2011. The change was primarily attributable to the timing of sales during the period. Home Savings sells a portion of newly originated loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Net loans decreased 22.7% to $1.1 billion at December 31, 2012, compared to $1.4 billion at December 31, 2011. Real estate loans decreased $306.6 million, consumer loans decreased $23.8 million and commercial loans decreased $3.6 million. The primary source of the decrease was the bulk asset sale completed in the third quarter of 2012. The loans associated with this sale had an unpaid principal balance of $113.7 million. Chargeoffs in excess of reserves for this transaction aggregated $30.2 million. The discussion below, including impaired loans, troubled debt restructured loans and nonperforming loans, includes the impact of the asset sale. See Note 4 to the consolidated financial statements for additional information regarding the composition of net loans.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for possible loan losses charged to expense. The allowance for loan losses decreased to $21.1 million at December 31, 2012, from $42.3 million at December 31, 2011, a decrease of $21.1 million. The allowance for loan losses as a percentage of loans was 1.94% at December 31, 2012, compared to 2.97% at December 31, 2011. However, the allowance for loan losses as a percentage of nonperforming loans was 44.22% at December 31, 2012, compared to 34.34% at December 31, 2011, due to the decrease in nonperforming loans following the bulk asset sale described above. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. Reserves of $8.0 million from loans included in the asset sale mentioned above were treated as charges against the allowance in the third quarter of 2012. The ASC 310 reserve, or where applicable the ASC 450 reserve, as it related to loans included in the bulk asset sale were treated as chargeoffs in the subsequent ASC 450 methodology of determining loan loss ratios. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net chargeoffs or recoveries, among other factors.

The decrease in the allowance for loan losses in 2012 was primarily a result of net chargeoffs associated with loans sold in the bulk asset sale and, more specifically, nonresidential real estate. At December 31, 2012, the allowance assigned to the permanent nonresidential real estate portfolio aggregated $4.8 million, a decrease of $12.0 million from the previous year-end.

During the twelve months ended December 31, 2012, the level of loans charged off less recoveries, excluding net chargeoffs from the bulk asset sale, exceeded the loan loss provision by approximately $17.0 million. Timing differences can exist between the period in which an initial provision is recognized and the subsequent period in which the loss is confirmed and the resulting chargeoff recognized. As a result, in any given period, it is possible to have chargeoffs exceed the provision for loan losses in the various loan categories. During 2012, certain loans were charged off where reserves were established in a previous period.

Excluding the bulk asset sale, loan chargeoffs for 2012 totaled $24.3 million which primarily resulted from the chargeoff of permanent real estate loans. This was largely a result of the resolution, in the second quarter of 2012, of one commercial loan relationship consisting of seven loans, of which five were nonresidential loans and the remaining two were one-to four-family residential loans. The resolution of this relationship resulted in a $21.1 million decline in loan principal balances resulting in a chargeoff of $5.9 million in nonresidential loans and $399,000 in one-to four-family loans. Reserves of $1.1 million were established on these specific loans in prior periods, resulting in a net loss of $5.2 million.

Accordingly, as a result of adequate reserves being established in previous periods, a decline in principal balances outstanding and changes in historical loss factors at December 31, 2012, the required level of allowance for loan loss and provision for loan loss declined.

The following table summarizes the trend in the allowance for loan losses for 2012:

Allowance For Loan Losses

(Dollars in thousands)

	12/31/11	Provision	Recovery	Chargeoff	Net Chargeoffs from Bulk Asset Sale	12/31/12
Real Estate Loans
Permanent
One-to four-family residential	$7,802	$16,207	$180	$(2,479)	$(14,752)	$6,958
Multifamily residential	2,689	4,821	263	(1,376)	(5,174)	1,223
Nonresidential	16,801	13,200	288	(11,106)	(14,382)	4,801
Land	4,031	32	39	(1,829)	(1,436)	837

Total	31,323	34,260	770	(16,790)	(35,744)	13,819

Construction Loans
One-to four-family residential	4,400	2,398	79	(3,476)	(2,134)	1,267
Multifamily and nonresidential	93	(88)	136	(4)	—	137

Total	4,493	2,310	215	(3,480)	(2,134)	1,404

Consumer Loans
Home Equity	2,026	2,438	302	(857)	(759)	3,150
Auto	77	(28)	13	(13)	—	49
Marine	509	(78)	11	(121)	(57)	264
Recreational vehicle	1,888	253	78	(1,390)	—	829
Other	76	136	320	(359)	(6)	167

Total	4,576	2,721	724	(2,740)	(822)	4,459

Commercial Loans
Secured	654	338	33	(241)	(1)	783
Unsecured	1,225	(304)	218	(1,017)	543	$665

Total	1,879	34	251	(1,258)	542	1,448

Total	$42,271	$39,325	$1,960	$(24,268)	$(38,158)	$21,130

Impaired Loans. A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $61.0 million at December 31, 2012 as compared to $153.6 million at December 31, 2011. The schedule below summarizes impaired loans for 2012 and 2011.

Impaired Loans

(Dollars in thousands)

	December 31, 2012	December 31, 2011	Change
Real Estate Loans
Permanent
One-to four-family residential	$17,682	$30,287	$(12,605)
Multifamily residential	2,059	6,592	(4,533)
Nonresidential	17,341	66,503	(49,162)
Land	5,931	11,908	(5,977)

Total	43,013	115,290	(72,277)

Construction Loans
One-to four-family residential	7,547	30,587	(23,040)
Multifamily and nonresidential	—	—	—

Total	7,547	30,587	(23,040)

Consumer Loans
Home Equity	7,958	3,139	4,819
Auto	44	59	(15)
Boat	190	482	(292)
Recreational vehicle	592	47	545
Other	—	7	(7)

Total	8,784	3,734	5,050

Commercial Loans
Secured	1,635	3,511	(1,876)
Unsecured	38	445	(407)

Total	1,673	3,956	(2,283)

Total Impaired Loans	$61,017	$153,567	$(92,550)

Troubled Debt Restructurings. A TDR may include, but is not necessarily limited to, one or a combination of the following:

•	Modification of the terms of a debt, such as one or a combination of:

•	Reduction of the stated interest rate for the remaining original life of the loan;

•	Extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk;

•	Reduction of the face amount or maturity amount of the loan as stated in the instrument or other agreement; or

•	Reduction of accrued interest.

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

Included in impaired loans above are some loans Home Savings considers TDRs. The change in TDRs for the year ended December 31, 2012 was as follows:

Troubled Debt Restructurings

	December 31, 2012	December 31, 2011	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$15,299	$16,648	$(1,349)
Multifamily residential	—	3,273	(3,273)
Nonresidential	946	19,666	(18,720)
Land	105	3,325	(3,220)

Total	16,350	42,912	(26,562)

Construction Loans
One-to four-family residential	576	2,936	(2,360)
Multifamily and nonresidential	—	—	—

Total	576	2,936	(2,360)

Consumer Loans
Home Equity	7,253	1,895	5,358
Auto	13	21	(8)
Marine	—	—	—
Recreational vehicle	—	—	—
Other	7	7	—

Total	7,273	1,923	5,350

Commercial Loans
Secured	1,212	3,073	(1,861)
Unsecured	25	54	(29)

Total	1,237	3,127	(1,890)

Total Restructured Loans	$25,436	$50,898	$(25,462)

TDRs that were on nonaccrual status aggregated $4.4 million and $17.8 million at December 31, 2012 and 2011, respectively. Such loans are considered nonperforming loans. TDRs that were accruing according to their terms aggregated $21.0 million and $33.1 million at December 31, 2012 and 2011, respectively. All TDRs are considered impaired loans.

Nonperforming Loans. Nonperforming loans consist of all loans past due 90 days and on nonaccrual status, loans past due 90 days and still accruing and loans past due less than 90 days and on nonaccrual status. Nonperforming loans decreased $75.3 million from $123.1 million at December 31, 2011, to $47.8 million at December 31, 2012. The schedule below summarizes the change in nonperforming loans during 2012.

Nonperforming Loans

(Dollars in thousands)

	December 31, 2012	December 31, 2011	Change
Real Estate Loans
Permanent
One-to four-family residential	$5,437	$26,637	$(21,200)
Multifamily residential	2,027	5,860	(3,833)
Nonresidential	20,743	42,902	(22,159)
Land	6,047	11,142	(5,095)

Total	34,254	86,541	(52,287)

Construction Loans
One-to four-family residential	7,466	27,104	(19,638)
Multifamily and nonresidential	—	—	—

Total	7,466	27,104	(19,638)

Consumer Loans
Home Equity	3,298	4,237	(939)
Auto	105	170	(65)
Marine	176	479	(303)
Recreational vehicle	1,259	1,725	(466)
Other	4	9	(5)

Total	4,842	6,620	(1,778)

Commercial Loans
Secured	1,194	2,483	(1,289)
Unsecured	31	347	(316)

Total	1,225	2,830	(1,605)

Total Nonperforming Loans	$47,787	$123,095	$(75,308)

The bulk asset sale that Home Savings completed in the third quarter of 2012 was comprised primarily of nonperforming loans. Therefore, the change identified in the table above is primarily the result of that sale. Nonperforming loans sold in that sale aggregated $63.3 million.

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

FHLB stock remained at $26.5 million at December 31, 2012, which was the same as December 31, 2011. The quarterly dividend payments received by Home Savings from the FHLB were paid in cash over the past two years.

Premises and equipment increased $2.3 million from $19.2 million at December 31, 2011 to $21.5 million at December 31, 2012. The primary cause of the change was the decision to move all mortgage, credit and commercial operations/staff from their former leased location in Beachwood, Ohio to a building owned by Home Savings in Willoughby, Ohio, as discussed below. The remainder of this change was attributable to new fixed assets placed into service during the year exceeding depreciation expense.

Accrued interest receivable decreased $503,000, or 7.5%, to $6.2 million at December 31, 2012, compared to $6.7 million at December 31, 2011. The primary cause of the change is an overall decline in the average balance of loans of $295.0 million.

Real estate owned and other repossessed assets decreased $15.1 million or 44.9% during the year ended December 31, 2012, as compared to the year ended December 31, 2011. The following table summarizes the activity in real estate owned and other repossessed assets during the year.

	Real Estate Owned	Repossessed Assets	Total
	(In thousands)
Balance at December 31, 2011	$32,946	$540	$33,486
Acquisitions	6,013	1,967	7,980
Transfer to fixed assets	(1,746)	—	(1,746)
Sales	(16,890)	(2,142)	(19,032)
Provision for unrealized losses	(2,248)	—	(2,248)

Balance at December 31, 2012	$18,075	$365	$18,440

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type:

	Balance	Valuation Allowance	Net Balance
	(In thousands)
Real estate owned
One-to four-family	$7,203	$(706)	$6,497
Multifamily residential	183	(102)	81
Nonresidential	757	(35)	722
One-to four-family residential construction	15,904	(5,890)	10,014
Land	824	(63)	761

Total real estate owned	24,871	(6,796)	18,075
Repossessed assets
Marine	146	—	146
Recreational vehicle	219	—	219

Total repossessed assets	365	—	365

Total real estate owned and other repossessed assets	$25,236	$(6,796)	$18,440

In connection with the bulk asset sale, Home Savings sold 10 properties that had a combined carrying value of $1.1 million. The loss realized on those disposals aggregated $413,000.

Home Savings made the decision to move all mortgage, credit and commercial operations/staff from their former leased location in Beachwood, Ohio to a building in Willoughby, Ohio that is owned by Home Savings. The building in Willoughby, Ohio was acquired in resolution of a nonresidential real estate loan in March 2010, and was held in Home Savings’ real estate owned portfolio. This move will save occupancy expenses as compared to the use of the Beachwood location.

Property acquired in the settlement of loans is recorded at the lower of (a) the loan’s acquisition balance less cost to sell or (b) the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to properly reflect the asset at fair value. The increase in the valuation allowance on property acquired in relation to one-to four-family residential construction loans was due to the decline in market value of those properties.

Home Savings has an investment in bank-owned life insurance, which provides insurance on the lives of certain employees where Home Savings is the beneficiary. Bank-owned life insurance provides a long-term asset to offset long-term benefit obligations, while generating competitive investment yields. Home Savings recognized $1.6 million as other non-interest income based on the change in cash value of the policies in 2012. The increase in the cash value of the policies is tax exempt. Additionally, any death benefit proceeds received by Home Savings are tax-free.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, United Community conducts a regular assessment of all available evidence, both positive and negative. This evidence includes, but is not limited to, taxable income in prior periods, projected future income, projected future reversals of deferred tax items and the effects of tax law changes. Based on these criteria, and in particular activity surrounding the provision for loan losses, United Community determined that it was necessary to maintain a full valuation allowance against the deferred tax asset at December 31, 2012. The determination was made as the Company maintained a three-year cumulative loss position, the threshold after which there is a rebuttable presumption that a Company should no longer rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. As of December 31, 2012, the deferred tax asset was $28.8 million. There is no net deferred tax asset after the valuation allowance. United Community will continue to monitor its deferred tax position and may adjust the valuation allowance, as available evidence changes.

Total deposits decreased $126.4 million to $1.5 billion at December 31, 2012, compared to December 31, 2011. The primary cause for the decrease in deposits was due to the decline in certificates of deposit resulting from the maturity of the Company’s Step CDs. Primarily in the third quarter of 2008, Home Savings offered a 42-month time deposit product (Step CDs) to its customers in order to maintain adequate levels of liquidity as Home Savings entered into the Bank Order with regulators. While the Step CDs offered a blended rate over the 42-month term consistent with other 42-month certificates of deposit being offered in Home Savings’ market at that time, the interest rate paid on Step CDs increased in regular intervals over the life of the deposit, such that in the final six months of the deposit prior to maturity, the rate paid was 6.50%. This product generated approximately $140.0 million in deposits, $12.6 million of which were sold in the branch sale announced in the fourth quarter of 2011 and $126.5 million of which matured in the first quarter of 2012. As these and other certificates of deposit matured, the Company was able to retain most of these deposits in other interest-bearing non-time deposit accounts at substantially lower rates. As of December 31, 2012, Home Savings had no brokered deposits. The Company does not intend to pursue additional brokered deposits in the near term.

Funds needed in excess of deposit growth are borrowed in the normal course of business if necessary. Home Savings has an established credit relationship with the FHLB of Cincinnati under which Home Savings could borrow up to $276.7 million as of December 31, 2012. Of the total borrowing capacity at the FHLB, Home Savings had outstanding term advances of $50.0 million at December 31, 2012, which is a decrease of $78.2 million compared to December 31, 2011. These borrowings are collateralized by one-to four-family residential mortgage loans, cost 4.20% and mature on May 15, 2017. Home Savings used funds from security sales to prepay $25.7 million in term advances in 2012, and offset the prepayment penalties associated with the paydowns of these advances with the gains recognized on these security sales. Proceeds from loan payoffs were used to reduce overnight advances, which accounted for the remainder of the change.

Repurchase agreements used for general corporate purposes were $90.6 million at December 31, 2012. These repurchase agreements have a weighted average cost of 4.01% and mature on January 26, 2016 ($30.0 million), September 26, 2016 ($30.0 million) and February 20, 2017 ($30.0 million). Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $125.5 million at December 31, 2012 and $115.4 million at December 31, 2011. Securities sold under agreements to repurchase are typically held by the brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to United Community.

The Holding Company Order requires United Community to obtain regulatory approval prior to incurring debt or increasing its debt position. As of December 31, 2012, United Community had no debt outstanding, and United Community does not intend to seek approval to borrow additional funds in the near term.

Accrued interest payable decreased during 2012 as a result of a net decrease in deposits and borrowings mentioned above.

During 2012, Home Savings received requests for reimbursements from investors for the purpose of making the investor whole on certain loans sold in the secondary market. These loans have certain identified weakness such that, in the opinion of management, a settlement to the investor is most appropriate. For the twelve months ended December 31, 2012, Home Savings incurred expenses of $734,000 associated with such repurchases. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $391,000 at December 31, 2012. Management believes this reserve is appropriate given the historical losses incurred to date and the probability future losses will be deemed certain.

Home Savings agreed to certain indemnification provisions with the bulk asset sale, which generally terminate on March 21, 2013. Management believes there is no material liability associated with those provisions, and, as such, has not accrued for any future liabilities for those provisions.

Shareholders’ equity decreased $17.9 million to $170.8 million at December 31, 2012, from $188.7 million at December 31, 2011. The change occurred primarily due to the net loss incurred by the Company in the period as a result of the bulk sale, offset by the adjustment to other comprehensive income for the valuation of available for sale securities during the period. Book value per share and tangible book value per share were $5.17 and $5.16, respectively, as of December 31, 2012. Book value per share and tangible book value per share were $5.79 and $5.78, respectively, as of December 31, 2011. See Note 16 to the consolidated financial statements for current details on current capital levels of Home Savings.

In keeping with its capital plan, the Company engaged an investment banking advisory firm in June 2011 to advise the board and management on the Company’s strategic alternatives, including raising outside capital. A portion of any capital raised by United Community will be contributed to Home Savings, with the remainder to be used for general corporate purposes.

On January 11, 2013, United Community entered into securities purchase agreements with 28 accredited investors, pursuant to which the Investors will invest an aggregate of approximately $39.9 million in United Community for 6,574,272 newly issued common shares of United Community, at a purchase price of $2.75 per share, and 7,942 newly created and issued perpetual mandatorily convertible non-cumulative preferred shares of United Community, at a purchase price of $2,750 per share. Upon United Community shareholder approval, each of the Preferred Shares will automatically convert into 1,000 United Community Common Shares. However, there can be no assurance that United Community will receive such shareholder approval. The Preferred Shares will initially not pay any dividends, but if they are not converted into Common Shares prior to June 30, 2013, semi-annual non-cumulative cash dividends will take effect at an annual rate of 12.00%, payment of which is subject to regulatory approval. The Preferred Shares are redeemable by United Community at any time upon prior receipt of applicable regulatory approvals. There can be no assurance that such an offering will be completed or that the Company will succeed in this endeavor.

Also on January 11, 2013, United Community entered into subscription agreements with certain of United Community’s directors, officers and their affiliates pursuant to which these insider investors will invest an aggregate of approximately $2.1 million in United Community for 755,820 newly issued common shares, at the same purchase price of $2.75 per share. The issuance and sale of common shares to the insider investors, pursuant to the subscription agreements, is subject to United Community shareholder approval. Subsequent to January 11, 2013, Marty E. Adams joined the United Community board. Accordingly, there are no consultants acquiring any shares.

The closing is subject to certain customary conditions including any bank regulatory approvals and confirmations for the transactions contemplated by the securities purchase agreements and absence of a material adverse change with respect to United Community or Home Savings. United Community has confirmed that no bank regulatory approvals are required. United Community presently expects the transaction to close on March 22, 2013. The Investors as a group are expected to have purchased approximately 29.0% of United Community’s outstanding Common Shares following the transactions, and upon United Community shareholder approval of the conversion of the Preferred Shares; however, none of these new investors will own more than 4.9% of United Community, in each case as calculated under the applicable regulations of the Board of Governors of the Federal Reserve System.

The Company anticipates that following such capital raise, it will give existing shareholders an opportunity to purchase $5.0 million of United Community common shares at $2.75 through a rights offering.

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

Net Income— United Community recognized a net loss for the twelve months ended December 31, 2012, of $20.4 million, or $(0.62) per diluted share, compared to net income of $230,000, or $0.01 per diluted share, for the twelve months ended December 31, 2011. The primary cause of the change was the higher provision for loan losses recognized during 2012 as a result of the bulk sale. Compared with 2011, net interest income decreased $4.7 million, the provision for loan losses increased $14.7 million; non-interest income decreased $494,000 and non-interest expense increased $1.7 million. United Community’s annualized return on average assets and return on average equity were -1.06% and -10.71%, respectively, for the twelve months ended December 31, 2012. The annualized return on average assets and return on average equity for the comparable period in 2011 were 0.01% and 0.13%, respectively.

Net Interest Income— Net interest income for the twelve months ended December 31, 2012 and December 31, 2011, was $60.4 million and $65.2 million, respectively. Total interest income decreased $17.9 million in 2012 compared to 2011, primarily as a result of a decrease of $295.0 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 28 basis points. Home Savings’ construction and segments of its commercial real estate loan portfolios declined as a result of executing its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.

Total interest expense decreased $13.2 million for the twelve months ended December 31, 2012, as compared to the same period last year. The change was due primarily to reductions of $12.4 million in interest paid on deposits. The overall decrease in interest expense was attributable to the maturity of the Step CDs as described above and a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. Between December 31, 2011, and December 31, 2012, the average outstanding balance of certificates of deposit declined by $222.1 million, while non-time deposits increased by $47.6 million. Also contributing to the decrease in interest expense was a reduction of 94 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 14 basis points.

The primary cause of the decrease in interest expense on FHLB advances was a decrease in the average balance of those funds of $20.6 million, in addition to a rate decrease on those borrowings of 19 basis points in 2012 compared to 2011. The prepayment of $25.7 million of term advances in the second and third quarters of 2012, and the need to use fewer short-term overnight advances during the period, caused the average balance and rate of those liabilities to decrease.

Provision for Loan Losses— A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased to $39.3 million in 2012, compared to $24.7 million in 2011. This $14.7 million increase in the provision for loan losses is primarily a result of the level of chargeoffs applied to loans sold in the bulk asset sale, as previously mentioned.

Noninterest Income— Noninterest income decreased in 2012 to $22.7 million, as compared to $23.2 million in 2011. Accounting for the change was the sale of four retail branches in 2011 at which time, Home Savings recognized a $4.2 million gain. No branch sale transactions occurred in 2012. Home Savings also sold fewer securities in 2012, recognizing fewer gains on the sale of those securities as a result. Partially offsetting these declines were increases in service fees and other charges due to recoveries of $2.3 million in deferred mortgage servicing rights during 2012. Furthermore, Home Savings recognized higher mortgage banking income in 2012 and incurred fewer losses on the valuation and disposition of real estate owned and other repossessed assets in 2012 as compared to 2011.

Noninterest Expense— Noninterest expense was $65.2 million in 2012, compared to $63.5 million in 2011. During 2012, salaries and employee benefits increased because of the recognition of expenses associated with the Executive Incentive Plan, a restricted stock grant and, to a lesser extent, the reinstatement of a matching contribution to the 401(k) plan in 2012. Also contributing to the increase were expenses incurred due to the prepayment of FHLB term advances. In the second and third quarters of 2012, Home Savings paid in full $25.7 million in term advances. This was done to utilize excess cash and reduce interest expenses going forward. Professional fees, including legal and other consultants, were higher during 2012 due to the engagement of professionals hired to assist management in resolving nonperforming assets of Home Savings. Professional fees specifically associated with the bulk asset sale aggregated $1.2 million. These fees included investment banking fees and legal fees paid to attorneys assisting with the transaction. The change in noninterest expense for 2012 as compared to 2011 was also affected by increased other expenses incurred by the Company. Other expenses were higher as the Bank recognized expenses aggregating $1.8 million for the payment of delinquent real estate taxes on properties used as collateral that were part of the bulk asset sale.

After Home Savings takes possession of property in satisfaction of nonperforming loans, all of the repairs, routine maintenance, utilities and real estate taxes associated with such loans are expensed as incurred in order to maintain the properties in saleable condition. Expenses to maintain other real estate owned have declined in 2012 because of the decrease in the number of properties owned by Home Savings. These expenses totaled $1.7 million in 2012, as compared to $2.9 million in 2011.

Lower insurance premiums were incurred during 2012 as compared to 2011. Under The Dodd-Frank Act, the assessment base is now equal to average consolidated total assets minus average tangible equity. The decline in these insurance premiums is the result of the overall decline in average assets of Home Savings.

Federal Income Taxes— For the year ended December 31, 2012, United Community recorded a tax benefit for income taxes of $888,000. Refer to Note 14 to the consolidated financial statements for additional disclosure on these expenses.

Comparison of Operating Results for the Years Ended December 31, 2011 and December 31, 2010

Net Income— Net income for the year ended December 31, 2011 was $230,000, compared to a net loss of $37.3 million for the year ended December 31, 2010. This change was substantially due primarily to a decrease in the provision for loan losses. Further impacting the comparison was a decrease in net interest income offset by decreases in noninterest expenses.

Net Interest Income— Net interest income for the year ended December 31, 2011, was $65.2 million compared to $71.4 million for 2010. Both interest income and interest expense decreased, with a larger decline in interest income. Total interest income decreased $14.4 million in the year ended December 31, 2011 compared to the year ended December 31, 2010. The change in interest income was primarily the result of a decline of $15.1 million in interest earned on loans, resulting from a decrease of $244.6 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 11 basis points. Interest income was further impacted by foregone interest income of $3.0 million on nonaccrual loans, despite a decrease of $16.4 million on those nonperforming assets during the twelve months ended December 31, 2011. The decline in the Company’s construction and segments of its commercial real estate loan portfolios is consistent with its strategic objective of reducing specific concentrations in these portfolios in the current economic environment.

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

Primarily in the third quarter of 2008, Home Savings offered a 42-month time deposit product (Step CDs) to its customers in order to maintain adequate levels of liquidity as Home Savings entered into the Bank Order with regulators. While the Step CDs offered a blended rate over the 42-month term consistent with other 42-month certificates of deposit being offered in Home Savings’ market at that time, the interest rate paid on Step CDs increases in regular intervals over the life of the deposit, such that in the final six months of the deposit prior to maturity, the rate paid was 6.50%. This product generated approximately $140.0 million in deposits, substantially all of which matured in the first quarter of 2012. Management successfully retained a substantial portion of these deposits.

The primary cause of the decrease in interest expense on FHLB advances was a decrease in the average balance of those funds of $128.6 million, despite a rate increase on those borrowings of 129 basis points in 2011 compared to 2010. The Bank had needed to use fewer short-term overnight advances during the period, which caused the average rate of those liabilities to increase. The decrease in interest expense on repurchase agreements and other borrowings was due primarily to a decrease in the average balances of $2.6 million in those liabilities.

Provision for Loan Losses— A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $24.7 million in 2011, compared to $62.4 million in 2010. The decrease in the provision for loan losses in 2011 was primarily the result of the reduced level of outstanding loans during 2011. Also contributing to the decrease was the impact of fewer charge-offs to record foreclosed and repossessed assets at fair value before the Company takes possession of the properties in satisfaction of outstanding loans.

Noninterest Income— Noninterest income increased in 2011 to $23.2 million, as compared to $21.9 million in 2010. Two large transactions affect the comparison of noninterest income year over year. In the second quarter of 2011, Home Savings sold $70.4 million in fixed rate 15 and 30-year residential mortgage loans and subsequently realized a $2.7 million gain. These mortgage loans were specifically identified based on seasoned loan guidelines using Fannie Mae eligibility criteria and designated for sale in response to the protracted period of lower rates and the prepayment speeds that were being experienced, which were eroding the value of these loans. In addition, reinvestment of proceeds into investment securities provides the Company with more liquidity options.

Home Savings closed the sale of four branches during the fourth quarter of 2011, resulted in a gain of $4.2 million.

Noninterest Expense— Noninterest expense was $63.5 million for the year ended December 31, 2011, compared to $68.3 million for the year ended December 31, 2010. The decrease in noninterest expense was driven by lower salaries and employee benefit expenses of $1.5 million, primarily as a result of the Employee Stock Ownership Plan’s repayment in 2010 of the loan made by the Company to the ESOP and, to a lesser extent, the suspension of a matching contribution to the 401(k) plan for 2011. Further contributing to this decrease was the recognition of lower expenses associated with real estate owned and other repossessed assets acquired in the settlement of loans. Finally, Home Savings experienced a decrease of $831,000 in 2011 in deposit insurance premiums recognized in 2011.

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

Federal Income Taxes— For the year ended December 31, 2011, United Community recorded no benefit or expense for income taxes because of the cumulative three-year net loss position mentioned above. Refer to Note 14 to the consolidated financial statements for additional disclosure on these expenses.

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

The most significant accounting policies followed by United Community are presented in Note 1 to the consolidated financial statements. Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights and other-than-temporary impairment are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different than those used by management could result in material changes in United Community’s financial position or results of operations.

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

Income taxes. We are subject to the income tax laws of the United States, its states and the municipalities in which we operate. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities. We review income tax expense and the carrying value of deferred tax assets quarterly, and as new information becomes available, the balances are adjusted as appropriate. We assess any uncertain tax positions using a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

Management recorded a valuation allowance against deferred tax assets based primarily on its cumulative pre-tax losses during the past three years. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset. See Note 14 to the consolidated financial statements for a further description of our provision and related income tax assets and liabilities.

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

	Year ended December 31,
	2012			2011			2010
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,237,961	$63,044	5.09%	$1,532,937	$82,290	5.37%	$1,777,537	$97,413	5.48%
Loans held for sale	11,542	424	3.67%	14,029	542	3.86%	9,209	415	4.51%
Securities:
Available for sale	512,982	13,741	2.68%	375,909	12,366	3.29%	327,782	11,727	3.58%
Federal Home Loan Bank stock	26,464	1,175	4.44%	26,464	1,125	4.25%	26,464	1,158	4.38%
Other interest earning assets	34,376	60	0.17%	37,957	64	0.17%	24,695	35	0.14%

Total interest earning assets	1,823,325	78,444	4.30%	1,987,296	96,387	4.85%	2,165,687	110,748	5.11%
Non-interest earning assets	112,125			129,179			134,263

Total assets	$1,935,450			$2,116,475			$2,299,950

Interest bearing liabilities:
Deposits:
Checking accounts	$468,446	$1,565	0.33%	$437,830	$2,231	0.51%	$412,672	$3,176	0.77%
Savings accounts	257,066	332	0.13%	240,043	501	0.21%	212,146	792	0.37%
Certificates of deposit	646,432	9,999	1.55%	868,522	21,609	2.49%	956,824	28,094	2.94%
Federal Home Loan Bank advances	93,475	2,415	2.58%	114,067	3,162	2.77%	242,680	3,588	1.48%
Repurchase agreements and other	90,608	3,695	4.08%	95,104	3,709	3.90%	97,717	3,737	3.82%

Total interest bearing liabilities	$1,556,027	18,006	1.16%	$1,755,566	31,212	1.78%	$1,922,039	39,387	2.05%

Non-interest bearing liabilities	188,672			176,895			162,211

Total liabilities	$1,744,699			$1,932,461			$2,084,250
Shareholders’ equity	190,751			184,014			215,700

Total liabilities and equity	$1,935,450			$2,116,475			$2,299,950

Net interest income and interest rate spread		$60,438	3.14%		$65,175	3.07%		$71,361	3.06%

Net interest margin			3.31%			3.28%			3.30%

Average interest earning assets to average interest bearing liabilities			117.18%			113.20%			112.68%

(1)	Nonaccrual loans are included in the average balance.

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

	Year ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase		Total	Increase		Total
	(decrease) due to		increase	(decrease) due to		increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(4,053)	$(15,193)	$(19,246)	$(1,957)	$(13,166)	$(15,123)
Loans held for sale	(26)	(92)	(118)	(48)	175	127
Securities:
Available for sale	(1,427)	2,802	1,375	(776)	1,415	639
Federal Home Loan Bank stock	50	—	50	(33)	—	(33)
Other interest earning assets	2	(6)	(4)	8	21	29

Total interest earning assets	$(5,454)	$(12,489)	$(17,943)	$(2,806)	$(11,555)	$(14,361)

Interest bearing liabilities:
Savings accounts	$(208)	$39	$(169)	$(415)	$124	$(291)
Checking accounts	(836)	170	(666)	(1,153)	208	(945)
Certificates of deposit	(6,927)	(4,683)	(11,610)	(4,041)	(2,444)	(6,485)
Federal Home Loan Bank advances	(204)	(543)	(747)	(1,080)	654	(426)
Repurchase agreements and other	396	(410)	(14)	80	(108)	(28)

Total interest bearing liabilities	$(7,779)	$(5,427)	$(13,206)	$(6,609)	$(1,566)	$(8,175)

Change in net interest income			$(4,737)			$(6,186)

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

The following table presents, as of December 31, 2012, United Community’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further detail of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Operating leases	8	$484	$711	$353	$1,587	$3,135
Deposits without a stated maturity	10	902,776	—	—	—	902,776
Certificates of deposit	10	214,733	181,113	116,737	46,715	559,298
Federal Home Loan Bank advances	11	—	—	50,000	—	50,000
Repurchase agreements and other borrowings	12	598	—	90,000	—	90,598

Discussion of loan commitments is included in Note 5 to the consolidated financial statements. In addition, United Community has commitments under benefit plans as described in Note 17 to the consolidated financial statements.

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

Liquidity and Capital

United Community’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years indicated.

	Years ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income (loss)	$(20,437)	$230	$(37,273)
Adjustments to reconcile net income to net cash from operating activities	44,078	32,505	68,919

Net cash from operating activities	23,641	32,735	31,646
Net cash from investing activities	169,927	52,727	30,563
Net cash from financing activities	(205,091)	(68,433)	(70,176)

Net change in cash and cash equivalents	(11,523)	17,029	(7,967)
Cash and cash equivalents at beginning of year	54,136	37,107	45,074

Cash and cash equivalents at end of year	$42,613	$54,136	$37,107

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations. Home Savings also has the ability to borrow from the Federal Home Loan Bank. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Investments in liquid assets maintained by United Community and Home Savings are based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program. At December 31, 2012, approximately $214.7 million of Home Savings’ certificates of deposit were expected to mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At December 31, 2012, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $676.4 million.

On April 30, 2007, United Community announced that its Board of Directors had approved the purchase of up to 2,000,000 of its shares to be made in the open market or in negotiated transactions from time to time, depending on market conditions. United Community acquired no shares in 2012, 2011 and 2010 under this program. As of December 31, 2012, United Community had remaining authorization to repurchase 1,477,804 shares under the current repurchase program, but the Holding Company Order prohibits United Community from doing so without prior approval.

Home Savings is required by federal regulations to meet certain minimum capital requirements. Minimum regulatory capital requirements call for tangible capital of 1.5% of average tangible assets; Tier 1 capital of 4.0% of average total assets (the Tier 1 Leverage Capital Ratio) and total risk-based capital (which for Home Savings consists of Tier 1 capital and a portion of the allowance for loan losses) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% as defined by law and regulation depending on their relative risk). The Consent Order required Home Savings to maintain a Tier 1 Leverage Capital Ratio at a minimum of 9.0% and a total risk-based capital ratio of no less than 12.0%, while the MOU requires Home Savings to maintain these ratios at 8.5% and 12.0%, respectively. At December 31, 2012, Home Savings’ Tier 1 Leverage Capital Ratio was 8.70% and its Total Risk Based Capital Ratio was 16.21%.

The Bank’s Tier 1 Leverage Capital Ratio was 8.70% at December 31, 2012. While Home Savings was operating under a Consent Order requiring a minimum Tier 1 Leverage Capital Ratio of 9.0% at the time the bulk sale was completed, the Company worked closely with its regulators to keep them informed of the transaction and obtained their concurrence to complete the sale along with the Bank’s commitment to once again meet the 9.0% requirement by March 31, 2013. On January 31, 2013, the Consent Order was lifted and the Bank entered into an MOU with its regulators, which requires a Tier 1 Leverage Capital Ratio of 8.5%.

As of December 31, 2011 and 2012, the FDIC categorized Home Savings as adequately capitalized pursuant to the Bank Order and the Consent Order, respectively. However, because the Consent Order was terminated on January 31, 2013, Home Savings is now considered well capitalized.

A material failure to comply with the provisions of the MOU could result in additional enforcement actions by the FDIC and the Ohio Division. Refer to Note 16 to the consolidated financial statements for current details on current capital levels of Home Savings.

The following table summarizes Home Savings’ regulatory capital requirements pursuant to the Bank Order (which was in effect at December 31, 2012) compared to actual capital at December 31, 2012.

	Actual capital		Minimum requirement per Consent Order		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Tier 1 capital (leverage)	$160,612	8.70%	$166,226	9.00%	$(5,614)	(0.30)%	$1,846,954	(1)
Risk-based capital	174,139	16.21	128,948	12.00	45,191	4.21	1,074,566	(2)

(1)	Average total assets for the quarter ended December 31, 2012
(2)	Total risk-weighted assets as of December 31, 2012

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2012.

	Actual capital		Minimum requirement per Regulation		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Tangible capital	$160,612	8.70%	$27,704	1.50%	$132,908	7.20%	$1,846,954	(1)
Tier 1 capital (leverage)	160,612	8.70	73,878	4.00	86,734	4.70	1,846,954	(2)
Risk-based capital	174,139	16.21	85,965	8.00	88,174	8.21	1,074,566	(3)

(1)	Average tangible assets for the quarter ended December 31, 2012
(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2012
(3)	Total risk-weighted assets as of December 31, 2012

The following table summarizes Home Savings’ regulatory capital requirements pursuant to the Bank Order compared to actual capital at December 31, 2011.

	Actual capital		Minimum requirement		(Shortfall) excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Tier 1 capital (leverage)	$179,521	8.61%	$166,856	8.00%	$12,665	0.61%	$2,085,705	(1)
Risk-based capital	196,710	14.57	162,005	12.00	34,705	2.57	1,350,039	(2)

(1)	Average tangible assets for the quarter ended December 31, 2011
(2)	Total risk-weighted assets as of December 31, 2011

At December 31, 2011, Home Savings’ Tier 1 Leverage Capital Ratio was 8.61%, which was below the required minimum. Because Home Savings was able to achieve a Tier 1 Leverage Capital Ratio in excess of 9.0% by March 31, 2012, Home Savings was able to maintain compliance with the Bank Order that was in effect at that time.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2012, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Year Ended December 31, 2012
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	10.79%	6.00%	0.81%	30.00%	$6,080	-20.00%	11.54%
300	11.09%	6.00%	1.11%	25.00%	4,949	-15.00%	9.39%
200	11.29%	7.00%	1.31%	20.00%	3,387	-10.00%	6.43%
100	11.24%	7.00%	1.26%	15.00%	1,382	-5.00%	2.62%
Static	9.98%	9.00%	—%	—%	—	—%	—%

Year Ended December 31, 2011
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	8.98%	6.00%	-0.37%	25.00%	$2,321	-20.00%	3.88%
300	9.65%	6.00%	0.30%	25.00%	2,702	-15.00%	4.51%
200	10.16%	7.00%	0.81%	25.00%	2,322	-10.00%	3.88%
100	10.28%	7.00%	0.93%	25.00%	1,333	-5.00%	2.23%
Static	9.35%	8.00%	—%	—%	—	—%	—%

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2012	2011
	(Dollars in thousands)
Assets
Cash and deposits with banks	$26,041	$26,573
Federal funds sold	16,572	27,563

Total cash and cash equivalents	42,613	54,136

Securities:
Available for sale, at fair value	574,562	459,598
Loans held for sale	13,031	12,727
Loans, net of allowance for loan losses of $21,130 and $42,271	1,066,240	1,379,276
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	21,549	19,175
Accrued interest receivable	6,238	6,741
Real estate owned and other repossessed assets	18,440	33,486
Core deposit intangible	238	346
Cash surrender value of life insurance	28,881	28,354
Other assets	10,109	10,384

Total assets	$1,808,365	$2,030,687

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$159,767	$148,049
Interest bearing	1,302,307	1,440,448

Total deposits	1,462,074	1,588,497
Borrowed funds:
Federal Home Loan Bank advances	50,000	128,155
Repurchase agreements and other	90,598	90,618

Total borrowed funds	140,598	218,773
Advance payments by borrowers for taxes and insurance	23,590	23,282
Accrued interest payable	563	610
Accrued expenses and other liabilities	10,780	10,780

Total liabilities	1,637,605	1,841,942

Commitments and contingent liabilities (Note 5 and Note 13)	—	—
Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and unissued	—	—
Common stock—no par value; 499,000,000 shares authorized; 37,804,457 shares issued and 33,027,886 and 32,597,762 shares, respectively outstanding	128,026	128,031
Retained earnings	86,345	110,681
Accumulated other comprehensive income	6,682	5,032
Treasury stock, at cost, 4,776,571 and 5,206,695 shares, respectively	(50,293)	(54,999)

Total shareholders’ equity	170,760	188,745

Total liabilities and shareholders’ equity	$1,808,365	$2,030,687

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Interest income
Loans	$63,044	$82,290	$97,413
Loans held for sale	424	542	415
Securities available for sale	13,741	12,366	11,727
Federal Home Loan Bank stock dividends	1,175	1,125	1,158
Other interest earning assets	60	64	35

Total interest income	78,444	96,387	110,748

Interest expense
Deposits	11,896	24,341	32,062
Federal Home Loan Bank advances	2,415	3,162	3,588
Repurchase agreements and other	3,695	3,709	3,737

Total interest expense	18,006	31,212	39,387

Net interest income	60,438	65,175	71,361
Provision for loan losses	39,325	24,658	62,427

Net interest income after provision for loan losses	21,113	40,517	8,934

Non-interest income
Non-deposit investment income	1,898	1,398	1,619
Service fees and other charges	6,805	4,416	6,369
Net gains (losses):
Securities available for sale	6,325	8,633	8,803
Other-than-temporary loss on equity securities
Total impairment loss	(13)	(89)	(58)
Loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	(13)	(89)	(58)
Mortgage banking income	7,391	5,675	4,365
Real estate owned and other repossessed assets	(4,191)	(6,165)	(6,123)
Gain on sale of a retail branch(s)	—	4,154	1,387
Other income	4,516	5,203	5,531

Total non-interest income	22,731	23,225	21,893

Non-interest expense
Salaries and employee benefits	32,934	31,160	32,699
Occupancy	3,344	3,409	3,583
Equipment and data processing	6,895	6,590	6,627
Franchise tax	1,841	1,495	2,011
Advertising	778	820	860
Amortization of core deposit intangible	108	139	176
Prepayment penalty on FHLB advances	803	—	—
Deposit insurance premiums	4,202	4,855	5,686
Professional fees	5,342	3,677	4,106
Real estate owned and other repossessed asset expenses	1,743	2,891	4,971
Other expenses	7,179	8,476	7,612

Total non-interest expense	65,169	63,512	68,331

Income (loss) before income taxes	(21,325)	230	(37,504)
Income taxes (benefit)	(888)	—	(231)

Net income (loss)	$(20,437)	$230	$(37,273)

(Continued)

(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
Net income (loss)	$(20,437)	$230	$(37,273)
Other comprehensive income
Unrealized gain/(loss) on securities, net of tax	1,635	9,120	(9,558)
Unrealized gain/(loss) on postretirement plan, net of tax	15	690	670

Total other comprehensive income (loss)	1,650	9,810	(8,888)

Comprehensive income (loss)	$(18,787)	$10,040	$(46,161)

Earnings (loss) per share
Basic	$(0.62)	$0.01	$(1.22)
Diluted	(0.62)	0.01	(1.22)

See Notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Unearned Employee Stock Ownership Plan Shares	Treasury Stock	Total
	(Shares outstanding and dollars in thousands, except per share data)
Balance December 31, 2009	30,898	$145,775	$148,674	$4,110	$(5,821)	$(72,955)	$219,783
Net loss	—	—	(37,273)	—	—	—	(37,273)
Other comprehensive loss	—	—	—	(8,888)	—	—	(8,888)
Shares allocated to ESOP participants	—	(3,739)	—	—	5,821	—	2,082
Restricted stock awards	40	282	(352)	—	—	421	351

Balance December 31, 2010	30,938	142,318	111,049	(4,778)	—	(72,534)	176,055
Net income	—	—	230	—	—	—	230
Other comprehensive income	—	—	—	9,810	—	—	9,810
Restricted stock awards	63	526	(598)	—	—	663	591
Issuance of common stock	1,597	(14,813)				16,872	2,059

Balance December 31, 2011	32,598	128,031	110,681	5,032	—	(54,999)	188,745
Net loss	—	—	(20,437)	—	—	—	(20,437)
Other comprehensive income	—	—	—	1,650	—	—	1,650
Stock option expenses and exercises	31	18	(267)	—	—	326	77
Restricted stock awards	399	(23)	(3,632)	—	—	4,380	725

Balance December 31, 2012	33,028	$128,026	$86,345	$6,682	$—	$(50,293)	$170,760

See Notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(20,437)	$230	$(37,273)
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	39,325	24,658	62,427
Mortgage banking income	(7,391)	(5,675)	(4,365)
Net losses on real estate owned and other repossessed assets sold	4,191	6,165	6,123
Net gain on retail branch sold	—	(4,154)	(1,387)
Net gains on available for sale securities sold	(6,325)	(8,633)	(8,803)
Net losses (gains) on other assets sold	59	(16)	(301)
Other than temporary impairment of equity securities available for sale	13	89	58
Amortization of premiums and accretion of discounts	2,860	(379)	1,012
Depreciation and amortization	1,624	1,743	1,953
Decrease in interest receivable	503	979	1,370
Decrease in interest payable	(47)	(199)	(612)
Decrease in net deferred tax assets	—	—	3,650
(Increase) decrease in prepaid and other assets	(1,112)	8,506	2,654
(Decrease) increase in other liabilities	(63)	2,004	209
Stock based compensation	743	591	351
Net principal disbursed on loans originated for sale	(317,266)	(186,020)	(266,339)
Proceeds from sale of loans originated for sale	324,353	192,189	268,546
ESOP compensation	—	—	2,082
Net change in interest rate caps	1,497	657	116

Net cash from operating activities	22,526	32,735	31,471

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	74,423	62,422	87,532
Proceeds from sale of:
Securities available for sale	343,000	428,396	396,291
Real estate owned and other repossessed assets	16,291	19,864	18,438
Premises and equipment	—	16	35
Interest rate caps	—	—	2,301
Proceeds from sales of loans held for investment	81,836	97,439	—
Purchases of:
Securities available for sale	(527,713)	(573,685)	(568,328)
Interest rate caps	—	(2,590)	(2,126)
Net decrease in loans	184,711	108,711	126,347
Loans purchased	(342)	(4,285)	(6,712)
Purchases of premises and equipment	(2,279)	(558)	(882)
Death benefit from bank owned life insurance	1,115	—	—
Sale of retail branches	—	(83,003)	(22,158)

Net cash from investing activities	171,042	52,727	30,738

Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	85,694	78,052	56,266
Net decrease in certificates of deposit	(212,117)	(69,316)	(109,778)
Net increase in advance payments by borrowers for taxes and insurance	308	2,614	877
Proceeds from Federal Home Loan Bank advances	589,551	541,000	961,200
Repayment of Federal Home Loan Bank advances	(667,706)	(615,663)	(979,705)
Prepayment penalties on Federal Home Loan bank advances	(803)	—	—
Net change in repurchase agreements and other borrowings	(20)	(7,179)	964
Proceeds from the exercise of stock options	2	—	—
Issuance of common stock, net	—	2,059	—

Net cash from financing activities	(205,091)	(68,433)	(70,176)

Change in cash and cash equivalents	(11,523)	17,029	(7,967)
Cash and cash equivalents, beginning of year	54,136	37,107	45,074

Cash and cash equivalents, end of year	$42,613	$54,136	$37,107

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

Nature of Operations

The business of Home Savings is providing consumer and business banking service to its market area in Ohio and western Pennsylvania. At the end of 2012, Home Savings was doing business through 33 full-service banking branches and eight loan production offices. Loans and deposits are primarily generated from the areas where banking branches are located. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the market area. Home Savings derives its income predominantly from interest on loans, securities, and to a lesser extent, non-interest income. Home Savings’ principal expenses are interest paid on deposits and Federal Home Loan Bank advances, loan loss provisions and normal operating costs. Consistent with internal reporting, Home Savings’ operations are reported in one operating segment, which is banking services.

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

When loans reach 90 days past due, they are placed on nonaccrual status and any interest accrued but not received is reversed against interest income, unless the loan is both well secured and in the process of collection. A loan will also be placed on nonaccrual before it reaches 90 days past due if the Company determines that the borrower’s financial condition has deteriorated to the point that the Company no longer expects full repayment of the contractual principal and interest. Once a loan is on nonaccrual, it will remain on nonaccrual until the loan becomes current and the borrower demonstrates the ability to pay the loan per the contractual terms for a minimum of six months.

Home Savings determines the past due status of loans based on the number of calendar months the loan is past due. Impaired loans consist of loans that are non-homogenous and in a nonaccrual status; loans considered troubled debt restructurings and loans that have been individually analyzed for impairment.

Real estate loans. Mortgage loans are revalued at the time they reach 180 days past due and any portion of the principal that exceeds the fair value is charged off. Mortgage loans are considered to be homogenous until the loan is individually valued and charged-down to the fair value, at which time the loan becomes non-homogenous and is considered impaired.

Commercial real estate loans. A commercial real estate loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At this time the loan is charged down to the fair value.

Construction loans. A construction loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At this time the loan is charged down to the fair value.

Consumer loans. Consumer loans that are secured by residential real estate are revalued once they reach 180 days past due and charged down to the fair value if necessary. Consumer loans that are not secured by residential real estate are revalued once they reach 120 days past due and are charged down to the fair value if necessary. Consumer loans are considered to be homogenous until the loan is individually valued and charged-down to the fair value, at which time the loan becomes non-homogenous and is considered impaired.

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

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the facts and circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral if the loan is collateral dependent. Troubled debt restructurings (TDRs) are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For TDRs that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Impaired loans are individually evaluated based on the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to Home Savings. Once a review is completed, a specific reserve is determined and allocated to the loan. These specific reserves on individual loans are reviewed periodically and adjusted as necessary based on subsequent collection, loan upgrades or downgrades, nonperforming trends or actual principal charge-offs.

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

Core Deposit Intangible

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Home Savings has no goodwill recorded as of December 31, 2012 or December 31, 2011.

Core deposit intangible assets arose from whole bank acquisitions. They were initially measured at fair value and are being amortized on an accelerated method over their estimated useful lives.

Mortgage Banking Derivatives

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in mortgage banking income on the consolidated statements of income and comprehensive income.

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

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

Employee Stock Ownership Plan

On June 29, 2010, all shares were allocated to Employee Stock Ownership Plan (ESOP) participants upon the full repayment of the ESOP loan. Prior to June 29, 2010, the cost of shares issued to the ESOP, but not yet allocated to participants, is shown as a reduction of shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares before June 30, 2010, when all remaining shares were allocated, reduced debt and accrued interest.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. Pursuant to the MOU and Holding Company Order discussed in Notes 3 and 16, Home Savings must obtain regulatory approval prior to paying dividends to United Community and United Community must obtain regulatory approval prior to paying dividends to its shareholders.

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

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. See further discussion at Note 13.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 18. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented either in a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment had no impact on the consolidated financial statements as the current presentation of comprehensive income is in compliance with this amendment.

Operating Segments

Internal financial information is primarily reported and aggregated in one line of business, which is banking services.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated statements of operations or shareholders’ equity.

2. CASH AND CASH EQUIVALENTS

Federal Reserve Board (FRB) regulations require depository institutions to maintain certain non-interest bearing reserve balances. These reserves, which consisted of vault cash at Home Savings, totaled approximately $13.8 million and $11.6 million at December 31, 2012 and 2011, respectively.

3. REGULATORY ENFORCEMENT ACTION

United Community is a unitary thrift holding company, and is regulated by the Board of Governors of the Federal Reserve System (FRB). On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order with the OTS (the Holding Company Order). Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the Bank Order) with the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (the Ohio Division), which was terminated as of March 30, 2012 and replaced with a Consent Order (the Consent Order). The Consent Order was terminated on January 31, 2013 immediately after the directors consented to a Memorandum of Understanding (MOU), as described below. Although United Community and Home Savings agreed to the issuance of the Holding Company Order, the Consent Order and the MOU, as the case may be, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC or the Ohio Division when these orders were issued.

The Holding Company Order requires United Community to obtain FRB approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The Holding Company Order also required United Community to develop a debt reduction plan and submit the plan to the OTS for approval. The Holding Company Order remains in effect and was amended November 5, 2010. The amendment removed the requirement in the original Holding Company Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. The capital plan was consistent with and incorporated into the strategic planning process that Home Savings undertook when the Bank Order was issued. The capital plan was submitted to the OTS in December 2010. A revised capital plan was submitted to the FRB, FDIC and Ohio Division in December 2011 and a further revised capital plan was submitted in December 2012.

On March 30, 2012, Home Savings entered into a consent agreement with the FDIC and the Ohio Division that provided for the issuance of the Consent Order by the FDIC and Ohio Division. Immediately following the issuance of the Consent Order, the FDIC and Ohio Division terminated the previous Bank Order issued by the FDIC and Ohio Division on August 13, 2008.

The Consent Order required Home Savings, within specified timeframes, to take or refrain from certain actions, including that it shall: (i) continue to retain qualified management; (ii) seek regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extend additional credit to classified borrowers; (iv) revise its plan to reduce its classified assets, and, within six months, reduce total adversely classified assets to 75% of the level of classified assets as of May 31, 2011 (i.e., to $219.0 million by September 30, 2012) and, within twelve months, to 50% of the level of classified assets as of May 31, 2011 (i.e., to $146.0 million by March 31, 2013) (v) establish a comprehensive policy and methodology for determining the adequacy of the allowance for loan and lease losses (ALLL); (vi) adopt plans to reduce its classified assets and delinquent loans; (vii) adopt a plan to reduce certain loan concentrations; (viii) amend its strategic plan and budget and profit plan; (ix) increase its Tier 1 Leverage Capital Ratio to 9.0% and its Total Risk Based Capital Ratio to 12.0% by June 30, 2012, and revise its capital plan to achieve such capital levels; and (x) seek regulatory approval prior to declaring or paying any cash dividend.

On September 21, 2012, Home Savings completed a bulk sale of a substantial amount of the Bank’s troubled loans, along with other assets, to an unrelated party. As a result of the transaction, Home Savings exceeded the asset quality targets set forth in the Consent Order, as follows:

	Balance as of December 31, 2012	Required Consent Order Threshold by March 31, 2013
	(In thousands)
Classified Assets	$78,319	$146,100

Classified assets include classified loans and real estate owned and other repossessed assets. Refer to Note 5 for a discussion of classified loans. Refer to Note 7 for a discussion of real estate owned and other repossessed assets.

The Bank’s Tier 1 Leverage Capital Ratio at December 31, 2012, was 8.70%. While Home Savings was operating under a Consent Order as of December 31, 2012 requiring a minimum Tier 1 Leverage Capital Ratio of 9.0%, the Company worked closely with its regulators to keep them informed of the transaction and obtained their concurrence to complete the sale along with the Bank’s commitment to once again meet the 9.0% requirement by March 31, 2013.

In keeping with its capital plan, the Company engaged an investment banking advisory firm in June 2011 to advise the board and management on the Company’s strategic alternatives, including raising outside capital. On January 15, 2013, the Company announced that it intends to raise approximately $47.0 million in capital through a private offering and a rights offering. The Company has entered into Stock Purchase Agreements to issue approximately $39.9 million in securities through a private offering to accredited investors, and also has entered into Subscription Agreements to issue approximately $2.1 million in common shares to the Company’s directors, officers, consultants and affiliates. Following the closing of the private offering, the Company intends to commence a rights offering of approximately $5.0 million to existing shareholders at the same common share purchase price of $2.75 as paid by the investors in the private offerings. The shares that the non-affiliated investors as a group are purchasing in the private offering will represent approximately 29.0% of the Company’s outstanding shares following the offering (assuming the rights offering is fully subscribed); however, none of these new investors will own more than 4.9% of the Company as a result of the private offering. A portion of any capital raised by United Community will be contributed to Home Savings, with the remainder to be used for general corporate purposes.

On January 31, 2013, the Consent Order issued to Home Savings by the FDIC and the Ohio Division on March 30, 2012 was terminated. On January 31, 2013, Home Savings entered into a MOU with the FDIC and Ohio Division that requires Home Savings to submit certain plans and reports to the FDIC and the Ohio Division, to seek the FDIC’s and Ohio Division’s prior consent before issuing any dividends to United Community, and to maintain its Tier 1 Leverage Capital Ratio at 8.50% and its Total Risk Based Capital Ratio at 12.0%.

As of December 31, 2011 and 2012, the FDIC categorized Home Savings as adequately capitalized pursuant to the Bank Order and the Consent Order, respectively. However, because the Consent Order was terminated on January 31, 2013, Home Savings can now be considered well capitalized.

A failure to comply with the provisions of the MOU or the Holding Company Order could result in additional enforcement actions by the FDIC, Ohio Division or the FRB.

The regulators, at their discretion, have the ability to place additional requirements on both Home Savings and United Community.

4. SECURITIES

The components of securities are as follows:

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$161,845	$2,409	$(562)	$163,692
Equity securities	101	212	—	313
Mortgage-backed GSE securities: residential	404,563	6,142	(148)	410,557

Total	$566,509	$8,763	$(710)	$574,562

	December 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$50,003	$797	$—	$50,800
Equity securities	114	149	—	263
Mortgage-backed GSE securities: residential	403,943	4,592	—	408,535

Total	$454,060	$5,538	$—	$459,598

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	December 31, 2012
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	500	500
Due after five years through ten years	72,345	73,724
Due after ten years	89,000	89,468
Mortgage-backed GSE securities: residential	404,563	410,557

Total	$566,408	$574,249

Since equity securities do not have a contractual maturity, they are excluded from the table above.

Proceeds, gross realized gains, losses and impairment charges of available for sale securities were as follows:

	2012	2011	2010
	(Dollars in thousands)
Proceeds	$343,000	$428,396	$396,291
Gross gains	6,325	8,662	8,970
Gross losses	—	(29)	(167)
Impairment charges	(13)	(89)	(58)

The tax benefit (provision) related to net realized gains and losses was $0, $0, and $(380,000), respectively.

Securities pledged for the Company’s participation in the VISA payment processing program were approximately $5.8 million at December 31, 2012 and $5.7 million at December 31, 2011. Securities pledged for participation in the Ohio Linked Deposit Program were approximately $417,000 and $418,000 at December 31, 2012 and 2011, respectively. See further discussion regarding pledged securities in Note 12.

Securities available for sale in an unrealized loss position are as follows at December 31, 2012:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$42,480	$(562)	$—	$—	$42,480	$(562)
Mortgage-backed GSE securities: residential	72,020	(148)	—	—	72,020	(148)

Total temporarily impaired securities	$114,500	$(710)	$—	$—	$114,500	$(710)

All of the U.S. Treasury and government sponsored entities and mortgage-backed securities that were temporarily impaired at December 31, 2012, were impaired due to the level of interest rates at that time.

United Community had no securities available for sale in an unrealized loss position at December 31, 2011.

The Company evaluates its equity securities for impairment on a quarterly basis. In general, if a security has been in an unrealized loss position for more than twelve months, the Company will recognize an OTTI charge on the security. The Company’s equity security portfolio is comprised of common stock of various financial institutions. If the security has been in an unrealized loss position for less than twelve months, the Company examines the capital levels, nonperforming asset ratios and liquidity position of the issuer to determine whether or not an OTTI charge is appropriate.

The Company recognized a $13,000 OTTI charge on an equity investment in one financial institution in 2012. The Company recognized an $89,000 OTTI charge on equity investments in four financial institutions in 2011. The Company recognized a $58,000 OTTI charge in 2010. Based upon reviews of the financial institutions’ capital structure, nonperforming assets ratios and liquidity levels, the chance for recovery in the foreseeable future appeared remote.

5. LOANS

Portfolio loans consist of the following:

	December 31,	December 31,
	2012	2011
	(Dollars in thousands)
Real Estate:
One-to four-family residential	$577,249	$667,375
Multi-family residential	80,923	120,991
Nonresidential	138,188	276,198
Land	15,808	23,222
Construction:
One-to four-family residential and land development	28,318	59,339
Multi-family and nonresidential	4,534	4,528

Total real estate	845,020	1,151,653
Consumer
Home equity	177,230	191,827
Auto	7,648	8,933
Marine	4,942	5,900
Recreational vehicles	22,250	28,530
Other	2,523	3,207

Total consumer	214,593	238,397
Commercial
Secured	24,243	25,120
Unsecured	2,300	5,026

Total commercial	26,543	30,146

Total loans	1,086,156	1,420,196

Less:
Allowance for loan losses	21,130	42,271
Deferred loan costs, net	(1,214)	(1,351)

Total	19,916	40,920

Loans, net	$1,066,240	$1,379,276

On September 21, 2012, Home Savings sold assets in a bulk sale transaction, which was comprised primarily of loans. Loans included in the bulk sale had an unpaid principal balance of $147.3 million. These loans had a recorded investment as of the closing date of $117.4 million. Home Savings received proceeds of $77.4 million and recorded a total loss of $30.2 million on the sale of these loans. Of these loans, $91.6 million were classified, $63.3 million were nonperforming and $53.0 million were noncurrent (all amounts are book balance prior to the effect of any reserves).

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

	December 31,
	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to make loans	$73,125	$21,001	$45,603	$3,446
Undisbursed loans in process	731	23,502	875	22,463
Unused lines of credit	27,832	76,558	43,735	68,688

Terms of the commitments in both years extend up to six months, but are generally less than two months. The fixed rate loan commitments have interest rates ranging from 2.50% to 18.00%; and maturities ranging from three months to thirty years. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge relationships.

At both December 31, 2012 and 2011, there were $702,000 and $1.1 million of outstanding standby letters of credit, respectively. These are issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of an underlying contract with the third party.

At December 31, 2012 and 2011, there was $42.3 million and $43.1 million in outstanding commitments to fund the OverdraftPrivlege™ Program at Home Savings. With OverdraftPrivlege™, Home Savings pays non-sufficient funds checks and fees on checking accounts up to a preapproved limit.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012 and December 31, 2011 and activity for the year ended December 31, 2012 and 2011. In accordance with GAAP, the net losses associated with loans sold as part of the bulk asset sale were recorded as net chargeoffs through the allowance for loan losses.

Allowance For Loan Losses

(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
2012
Beginning balance	$31,323	$4,493	$4,576	$1,879	$42,271
Provision	34,260	2,310	2,721	34	39,325
Chargeoffs	(16,790)	(3,480)	(2,740)	(1,258)	(24,268)
Recoveries	770	215	724	251	1,960
Net (chargeoffs) recovery from asset sale	(35,744)	(2,134)	(822)	542	(38,158)

Net chargeoffs	(51,764)	(5,399)	(2,838)	(465)	(60,466)

Ending balance	$13,819	$1,404	$4,459	$1,448	$21,130

Period-end amount allocated to:
Loans individually evaluated for impairment	$2,380	$478	$—	$166	$3,024
Loans collectively evaluated for impairment	11,439	926	4,459	1,282	18,106

Ending balance	$13,819	$1,404	$4,459	$1,448	$21,130

Period-end balances:
Loans individually evaluated for impairment	$43,013	$7,547	$8,784	$1,673	$61,017
Loans collectively evaluated for impairment	769,155	25,305	205,809	24,870	1,025,139

Ending balance	$812,168	$32,852	$214,593	$26,543	$1,086,156

Allowance For Loan Losses

(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
2011
Beginning balance	$28,066	$8,533	$5,260	$9,024	$50,883
Provision	17,073	8,126	2,171	(2,712)	24,658
Chargeoffs	(14,734)	(12,504)	(3,446)	(5,055)	(35,739)
Recoveries	918	338	591	622	2,469

Net chargeoffs	(13,816)	(12,166)	(2,855)	(4,433)	(33,270)

Ending balance	$31,323	$4,493	$4,576	$1,879	$42,271

Period-end amount allocated to:
Loans individually evaluated for impairment	$8,275	$3,102	$236	$210	$11,823
Loans collectively evaluated for impairment	23,048	1,391	4,340	1,669	30,448

Ending balance	$31,323	$4,493	$4,576	$1,879	$42,271

Period-end balances:
Loans individually evaluated for impairment	$115,290	$30,587	$3,734	$3,956	$153,567
Loans collectively evaluated for impairment	972,496	33,280	234,663	26,190	1,266,629

Ending balance	$1,087,786	$63,867	$238,397	$30,146	$1,420,196

Activity in the allowance for loan losses was as follows:

2010
Beginning balance	$42,287
Provision for loan losses	62,427
Loans charged-off	(55,079)
Recoveries	1,248

Ending Balance	$50,883

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any chargeoffs or partial chargeoffs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2012:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$18,672	$16,947	$—	$22,526	$613	$715
Multifamily residential	1,173	1,078	—	2,581	36	63
Nonresidential	13,240	12,638	—	19,425	21	68
Land	4,577	3,804	—	4,918	—	—

Total	37,662	34,467	—	49,450	670	846
Construction loans
One-to four-family residential	17,912	3,580	—	6,051	—	14
Multifamily and nonresidential	571	—	—	—	—	—

Total	18,483	3,580	—	6,051	—	14
Consumer loans
Home Equity	8,867	7,958	—	5,571	265	326
Auto	68	44	—	52	1	6
Marine	190	190	—	268	—	13
Recreational vehicle	887	592	—	659	—	35
Other	—	—	—	5	—	—

Total	10,012	8,784	—	6,555	266	380
Commercial loans
Secured	2,122	1,212	—	1,480	—	124
Unsecured	2,861	38	—	261	2	11

Total	4,983	1,250	—	1,741	2	135

Total	$71,140	$48,081	$—	$63,797	$938	$1,375

(Continued)

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$735	$735	$260	$1,242	$—	$—
Multifamily residential	996	981	57	2,390	—	17
Nonresidential	5,218	4,703	1,336	17,420	19	57
Land	3,913	2,127	727	2,603	—	—

Total	10,862	8,546	2,380	23,655	19	74
Construction loans
One-to four-family residential	6,455	3,967	478	9,511	—	2
Multifamily and nonresidential	—	—	—	—	—	—

Total	6,455	3,967	478	9,511	—	2
Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	—	—	—	27	—	—
Other	—	—	—	—	—	—

Total	—	—	—	27	—	—
Commercial loans
Secured	798	423	166	487	—	3
Unsecured	—	—	—	—	—	—

Total	798	423	166	487	—	3

Total	$18,115	$12,936	$3,024	$33,680	$19	$79

Total	$89,255	$61,017	$3,024	$97,477	$957	$1,454

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2011:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$32,372	$28,566	$—	$26,016	$557	$868
Multifamily residential	5,112	4,205	—	3,798	—	218
Nonresidential	29,120	28,327	—	26,911	391	1,006
Land	9,213	7,290	—	6,739	38	198

Total	75,817	68,388	—	63,464	986	2,290
Construction loans
One-to four-family residential	19,081	12,532	—	15,300	284	441
Multifamily and nonresidential	707	—	—	96	—	—

Total	19,788	12,532	—	15,396	284	441
Consumer loans
Home Equity	4,908	3,139	—	1,620	61	124
Auto	80	59	—	68	1	5
Marine	—	—	—	—	—	—
Recreational vehicle	26	11	—	38	—	2
Other	7	7	—	7	—	—

Total	5,021	3,216	—	1,733	62	131
Commercial loans
Secured	3,875	3,084	—	1,627	35	531
Unsecured	22,716	371	—	370	7	128

Total	26,591	3,455	—	1,997	42	659

Total	$127,217	$87,591	$—	$82,590	$1,374	$3,521

(Continued)

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$2,487	$1,721	$152	$2,993	$—	$35
Multifamily residential	4,077	2,387	187	3,594	10	61
Nonresidential	42,201	38,176	6,127	37,986	919	1,569
Land	5,074	4,618	1,809	3,049	—	175

Total	53,839	46,902	8,275	47,622	929	1,840
Construction loans
One-to four-family residential	35,759	18,055	3,102	24,089	47	221
Multifamily and nonresidential	—	—	—	—	—	—

Total	35,759	18,055	3,102	24,089	47	221
Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	482	482	218	121	—	19
Recreational vehicle	88	36	18	9	—	—
Other	—	—	—	—	—	—

Total	570	518	236	130	—	19
Commercial loans
Secured	776	427	136	6,124	5	10
Unsecured	105	74	74	1,244	—	—

Total	881	501	210	7,368	5	10

Total	91,049	65,976	11,823	79,209	981	2,090

Total	$218,266	$153,567	$11,823	$161,799	$2,355	$5,611

The following table presents information for impaired loans as of December 31:

2010
Average of individually impaired loans during the year	$144,977
Interest income recognized during impairment	1,778
Cash-basis interest income recognized	4,570

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2012:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2012

(Dollars in thousands)

	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$5,437	$—
Multifamily residential	2,027	—
Nonresidential	17,065	3,678
Land	6,047	—

Total	30,576	3,678

Construction Loans
One-to four-family residential	7,466	—
Multifamily and nonresidential	—	—

Total	7,466	—

Consumer Loans
Home Equity	3,298	—
Auto	105	—
Marine	176	—
Recreational vehicle	1,259	—
Other	4	—

Total	4,842	—

Commercial Loans
Secured	1,194	—
Unsecured	31	—

Total	1,225	—

Total	$44,109	$3,678

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2011

(Dollars in thousands)

	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$26,637	$—
Multifamily residential	5,860	—
Nonresidential	42,902	—
Land	11,142	—

Total	86,541	—

Construction Loans
One-to four-family residential	27,104	—
Multifamily and nonresidential	—	—

Total	27,104	—

Consumer Loans
Home Equity	4,198	39
Auto	170	—
Marine	479	—
Recreational vehicle	1,725	—
Other	9	—

Total	6,581	39

Commercial Loans
Secured	2,483	—
Unsecured	347	—

Total	2,830	—

Total	$123,056	$39

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2012:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$1,995	$784	$4,495	$7,274	$569,975	$577,249
Multifamily residential	158	—	1,630	1,788	79,135	80,923
Nonresidential	—	176	19,942	20,118	118,070	138,188
Land	83	—	6,044	6,127	9,681	15,808

Total	2,236	960	32,111	35,307	776,861	812,168

Construction Loans
One-to four-family residential	54	—	7,398	7,452	20,866	28,318
Multifamily and nonresidential	—	—	—	—	4,534	4,534

Total	54	—	7,398	7,452	25,400	32,852

Consumer Loans
Home Equity	1,135	475	2,071	3,681	173,549	177,230
Auto	35	7	83	125	7,523	7,648
Marine	—	—	8	8	4,934	4,942
Recreational vehicle	447	32	353	832	21,418	22,250
Other	—	1	3	4	2,519	2,523

Total	1,617	515	2,518	4,650	209,943	214,593

Commercial Loans
Secured	16	—	23	39	24,204	24,243
Unsecured	—	728	6	734	1,566	2,300

Total	16	728	29	773	25,770	26,543

Total	$3,923	$2,203	$42,056	$48,182	$1,037,974	$1,086,156

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2011:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$2,878	$1,928	$20,124	$24,930	$642,445	$667,375
Multifamily residential	1,405	—	4,564	5,969	115,022	120,991
Nonresidential	6,820	971	41,151	48,942	227,256	276,198
Land	167	530	9,705	10,402	12,820	23,222

Total	11,270	3,429	75,544	90,243	997,543	1,087,786

Construction Loans
One-to four-family residential	979	1,718	24,608	27,305	32,034	59,339
Multifamily and nonresidential	—	—	—	—	4,528	4,528

Total	979	1,718	24,608	27,305	36,562	63,867

Consumer Loans
Home Equity	1,485	601	2,749	4,835	186,992	191,827
Auto	73	13	87	173	8,760	8,933
Marine	184	—	479	663	5,237	5,900
Recreational vehicle	867	754	1,044	2,665	25,865	28,530
Other	57	1	7	65	3,142	3,207

Total	2,666	1,369	4,366	8,401	229,996	238,397

Commercial Loans
Secured	554	—	96	650	24,470	25,120
Unsecured	69	—	237	306	4,720	5,026

Total	623	—	333	956	29,190	30,146

Total	$15,538	$6,516	$104,851	$126,905	$1,293,291	$1,420,196

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2012:

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	114	$6,618	$5,574
Multifamily residential	6	1,439	1,438
Nonresidential	1	424	424
Land	—	—	—

Total	121	8,481	7,436

Construction Loans
One-to four-family residential	3	853	830
Multifamily and nonresidential	—	—	—

Total	3	853	830

Consumer Loans
Home Equity	86	6,951	7,033
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	86	6,951	7,033

Commercial Loans
Secured	—	—	—
Unsecured	1	446	446

Total	1	446	446

Total Restructured Loans	211	$16,731	$15,745

The troubled debt restructurings described above increased the allowance for loan losses by $584,000, and resulted in no chargeoffs during the twelve months ended December 31, 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2011:

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	55	$7,344	$7,485
Multifamily residential	2	2,246	2,246
Nonresidential	3	1,271	1,271
Land	4	4,292	3,524

Total	64	15,153	14,526

Construction Loans
One-to four-family residential	19	4,425	3,881
Multifamily and nonresidential	—	—	—

Total	19	4,425	3,881

Consumer Loans
Home Equity	54	1,847	1,841
Auto	1	21	21
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	55	1,868	1,862

Commercial Loans
Secured	3	9,104	9,098
Unsecured	—	—	—

Total	3	9,104	9,098

Total Restructured Loans	141	$30,550	$29,367

The troubled debt restructurings described above increased the allowance for loan losses by $344,000, and resulted in chargeoffs of $796,000 during the twelve months ended December 31, 2011.

During the period ended December 31, 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of a loan were for periods ranging from six months to 28 years. Modifications involving an extension of the maturity date were for periods ranging from six months to three years.

Restructured loans were $25.4 million and $50.9 million at December 31, 2012 and December 31, 2011, respectively. The Company has allocated $1.0 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2012. The Company had allocated $2.0 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2011. Troubled debt restructurings are considered impaired.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ended December 31, 2012:

	Number of loans	Recorded Investment
(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	9	$851
Multifamily residential	—	—
Nonresidential	—	—
Land	—	—

Total	9	851

Construction Loans
One-to four-family residential	—	—
Multifamily and nonresidential	—	—

Total	—	—

Consumer Loans
Home Equity	2	77
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—

Total	2	77

Commercial Loans
Secured	—	—
Unsecured	—	—

Total	—	—

Total Restructured Loans	11	$928

A troubled debt restructuring is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above resulted in no chargeoffs during the twelve months ended December 31, 2012, and had no effect on the provision for loan losses.

The terms of certain other loans were modified during the period ended December 31, 2012, but they did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2012 of $41.3 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

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

The troubled debt restructurings that subsequently defaulted described above resulted in $2.2 million during the year ended December 31, 2011, and had no effect on the provision for loan losses.

The terms of certain other loans were modified during the period ended December 31, 2011, but they did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of December 31, 2011 of $16.4 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

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

As of December 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

December 31, 2012

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$569,204	$459	$7,586	$—	$—	$7,586	$577,249
Multifamily Residential	69,060	8,409	3,454	—	—	3,454	80,923
Nonresidential	99,275	12,234	26,679	—	—	26,679	138,188
Land	9,596	280	5,932	—	—	5,932	15,808

Total	747,135	21,382	43,651	—	—	43,651	812,168

Construction Loans
One-to four-family Residential	20,577	196	7,545	—	—	7,545	28,318
Multifamily and Nonresidential	4,534	—	—	—	—	—	4,534

Total	25,111	196	7,545	—	—	7,545	32,852

Consumer Loans
Home Equity	173,696	82	3,534	—	—	3,534	177,230
Auto	7,453	7	113	—	—	113	7,648
Marine	4,745	—	190	—	—	190	4,942
Recreational vehicle	20,859	—	1,391	—	—	1,391	22,250
Other	2,507	—	16	—	—	16	2,523

Total	209,260	89	5,244	—	—	5,244	214,593

Commercial Loans
Secured	20,843	769	2,631	—	—	2,631	24,243
Unsecured	1,481	11	808	—	—	808	2,300

Total	22,324	780	3,439	—	—	3,439	26,543

Total	$1,003,830	$22,447	$59,879	$—	$—	$59,879	$1,086,156

Loans

December 31, 2011

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$626,072	$4,094	$37,209	$—	$—	$37,209	$667,375
Multifamily residential	90,820	8,392	21,779	—	—	21,779	120,991
Nonresidential	149,314	18,388	108,496	—	—	108,496	276,198
Land	10,475	1,200	11,547	—	—	11,547	23,222

Total	876,681	32,074	179,031	—	—	179,031	1,087,786

Construction Loans
One-to four-family residential	28,396	2,394	28,520	29	—	28,549	59,339
Multifamily and nonresidential	4,528	—	—	—	—	—	4,528

Total	32,924	2,394	28,520	29	—	28,549	63,867

Consumer Loans
Home Equity	187,153	269	4,405	—	—	4,405	191,827
Auto	8,738	12	183	—	—	183	8,933
Marine	5,418	—	482	—	—	482	5,900
Recreational vehicle	26,728	—	1,802	—	—	1,802	28,530
Other	3,192	—	15	—	—	15	3,207

Total	231,229	281	6,887	—	—	6,887	238,397

Commercial Loans
Secured	20,895	263	3,962	—	—	3,962	25,120
Unsecured	2,861	166	1,999	—	—	1,999	5,026

Total	23,756	429	5,961	—	—	5,961	30,146

Total	$1,164,590	$35,178	$220,399	$29	$—	$220,428	$1,420,196

Directors and officers of United Community and Home Savings are customers of Home Savings in the ordinary course of business. The following describes loans to officers and/or directors of United Community and Home Savings:

(Dollars in thousands)
Balance as of December 31, 2011	$926
New loans to officers and/or directors	492
Loan payments during 2012	(31)
Reductions due to changes in officers and/or directors	—

Balance as of December 31, 2012	$1,387

6. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at December 31, 2012 and 2011. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in the fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at year end are as follows:

	2012	2011
Mortgage loan portfolios serviced for:
FHLMC	$817,108	$770,131
FNMA	316,142	361,535

Escrow balances are maintained at the FHLB in connection with serviced loans totaling $1.7 million and $2.1 million at year-end 2012 and 2011.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$6,375	$6,400	$6,228
Originations	2,395	2,204	2,621
Amortized to expense	(2,584)	(2,229)	(2,449)

Balance, end of year	6,186	6,375	6,400
Less valuation allowance	(680)	(1,785)	(285)

Net balance	$5,506	$4,590	$6,115

Fair value of mortgage servicing rights was $6.8 million, $5.6 million and $8.2 million at December 31, 2012, 2011, and 2010, respectively.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2012	2011	2010
	(Dollars in thousands)
Balance, beginning of year	$(1,785)	$(285)	$(423)
Impairment charges	(1,179)	(1,727)	(1,279)
Recoveries	2,284	227	1,417

Balance, end of year	$(680)	$(1,785)	$(285)

Key economic assumptions used in measuring the value of mortgage servicing rights at December 31, 2012 and 2011 were as follows:

	2012	2011
Weighted average prepayment rate	401 PSA	475 PSA
Weighted average life (in years)	3.93	3.70
Weighted average discount rate	8%	8%

Estimated amortization expense for each of the next five years is as follows:

(Dollars in thousands)
2013	$1,352
2014	1,252
2015	1,157
2016	1,107
2017	776

At year-end 2012, the Company had approximately $57.5 million of interest rate lock commitments and $13.2 million of forward commitments for the future delivery of residential mortgage loans. At year-end 2011, the Company had approximately $39.5 million of interest rate lock commitments and $6.9 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was not material at year end 2012 or 2011.

Amounts held in custodial accounts for investors amounted to $18.1 million and $16.4 million at December 31, 2012 and 2011, respectively.

7. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at December 31, 2012 and 2011 was as follows:

	December 31,	December 31,
	2012	2011
	(Dollars in thousands)
Real estate owned and other repossessed assets	$25,236	$42,250
Valuation allowance	(6,796)	(8,764)

End of period	$18,440	$33,486

Activity in the valuation allowance was as follows:

	2012	2011	2010
	(Dollars in thousands)
Beginning of year	$8,764	$7,332	$7,867
Additions charged to expense	2,248	4,684	4,572
Direct write-downs	(4,216)	(3,252)	(5,107)

End of year	$6,796	$8,764	$7,332

Expenses related to foreclosed and repossessed assets include:

	2012	2011	2010
	(Dollars in thousands)
Net loss on sales	$1,943	$1,481	$1,551
Provision for unrealized losses	2,248	4,684	4,572
Operating expenses, net of rental income	1,743	2,891	4,971

Total expenses	$5,934	$9,056	$11,094

8. PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2012	2011
	(Dollars in thousands)
Land	$7,054	$6,763
Buildings	23,020	21,291
Leasehold improvements	1,114	746
Furniture and equipment	20,994	19,520

	52,182	48,320
Less: Accumulated depreciation and amortization	30,633	29,145

Total	$21,549	$19,175

Depreciation expense was $1.6 million for 2012, $1.7 million for 2011 and $2.0 million for 2010.

Rent expense was $779,000 for 2012, $719,000 for 2011 and $710,000 for 2010. Rent commitments under noncancelable operating leases for offices were as follows, before considering renewal options that generally are present:

(Dollars in thousands)
2013	$484
2014	401
2015	310
2016	192
2017	161
Thereafter	1,587

Total	$3,135

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

United Community had no goodwill recorded at December 31, 2012, 2011 or 2010.

Acquired Intangible Assets

	As of December 31,
	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Core deposit intangibles	$8,952	$8,714	$8,952	$8,606

Total	$8,952	$8,714	$8,952	$8,606

Estimated amortization expense:
For the year ended:
December 31, 2013	$86
December 31, 2014	68
December 31, 2015	54
December 31, 2016	25
December 31, 2017	3

Aggregate amortization expense for the years ended December 31, 2012, 2011 and 2010, was $108,000; $139,000; and $176,000, respectively.

10. DEPOSITS

Deposits consist of the following:

	December 31,
	2012	2011
	(Dollars in thousands)
Checking accounts:
Interest bearing	$132,947	$119,298
Non-interest bearing	159,767	148,049
Savings accounts	264,411	234,828
Money market accounts	345,651	314,907
Certificates of deposit	559,298	771,415

Total deposits	$1,462,074	$1,588,497

Interest expense on deposits is summarized as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Interest bearing demand deposits and money market accounts	$1,565	$2,231	$3,176
Savings accounts	332	501	792
Certificates of deposit	9,999	21,609	28,094

Total	$11,896	$24,341	$32,062

A summary of certificates of deposit by maturity follows:

December 31, 2012
(Dollars in thousands)
Within 12 months	$214,733
12 months to 24 months	124,744
Over 24 months to 36 months	56,369
Over 36 months to 48 months	57,003
Over 48 months	106,449

Total	$559,298

A summary of certificates of deposit with balances of $100,000 or more by maturity is as follows:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Three months or less	$14,274	$60,750
Over three months to six months	6,120	18,955
Over six months to twelve months	21,759	47,895
Over twelve months	102,552	62,301

Total	$144,705	$189,901

A summary of certificates of deposit with balances of $250,000 or more by maturity is as follows:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Three months or less	$1,379	$3,440
Over three months to six months	—	309
Over six months to twelve months	2,744	1,776
Over twelve months	10,769	7,872

Total	$14,892	$13,397

All funds on deposit at Home Savings that are in noninterest-bearing transaction accounts were insured in full by the FDIC through December 31, 2012. This temporary unlimited coverage was in addition to, and separate from, the coverage of at least $250,000 available to depositors under the FDIC’s general deposit insurance rules. Brokered deposits represent funds that Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Home Savings had no brokered deposits at December 31, 2012 and 2011.

11. FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of FHLB advances:

	December 31,
	2012		2011
	(Dollars in thousands)
Year of maturity	Amount	Weighted average rate	Amount	Weighted average rate
2012	n/a	n/a	$51,269	0.26%
2013	$—	—%	21,443	2.39
2014	—	—	104	3.70
2015	—	—	5,084	2.62
2016	—	—	67	3.70
2017	50,000	4.20	50,052	4.20
Thereafter	—	—	136	3.70

Total Federal Home Loan Bank advances	$50,000	4.20%	$128,155	2.26%

Home Savings has available credit, subject to collateral requirements, with the FHLB of approximately $226.7 million, of which $50.0 million in term advances was outstanding. At December 31, 2012, Home Savings would have incurred a prepayment penalty of $7.1 million if it had chosen to prepay such remaining term advances with the FHLB. All advances must be secured by eligible collateral as specified by the FHLB. Accordingly, Home Savings has a blanket pledge of its one-to four-family mortgages as collateral for the advances outstanding at December 31, 2012. The required minimum ratio of collateral to advances is 142% for one-to four-family loans. Additional changes in value can be applied to one-to four-family mortgage collateral based upon characteristics such as loan-to-value ratios and FICO scores.

12. SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

The following is a summary of securities sold under an agreement to repurchase and other borrowings:

	December 31,
	2012		2011
	(Dollars in thousands)
	Amount	Weighted average rate	Amount	Weighted average rate
Securities sold under agreement to repurchase-term	$90,000	4.01%	$90,000	4.01%
Other borrowings	598	4.00%	618	4.00%

Total repurchase agreements and other	$90,598	4.01%	$90,618	4.01%

	December 31,
	2012	2011	2010
	(Dollars in thousands)
Average daily balance during the year	$90,608	$94,477	$97,717
Average interest rate during the year	4.01%	3.90%	3.55%
Maximum month end balance during the year	$90,616	$100,446	$98,815
Weighted average interest rate at year end	4.01%	4.01%	3.79%

The repurchase agreements are in three tranches of $30.0 million each which mature on January 26, 2016, September 26, 2016 and February 20, 2017. There are prepayment penalties on these repurchase agreements of $3.1 million, $4.1 million and $4.2 million, respectively

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $125.5 million at December 31, 2012 and $115.4 million at December 31, 2011. Securities sold under agreements to repurchase are typically held by the brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to United Community. Other borrowings consist of a match-funding advance related to a commercial participation loan aggregating $598,000 at December 31, 2012. At December 31, 2011, other borrowings consisted of the aforementioned match-funding advance of $618,000.

The Holding Company Order requires United Community to obtain regulatory approval at the holding company level prior to incurring debt. As of December 31, 2012, United Community had no debt outstanding. United Community does not intend to seek approval to borrow additional funds in the near term.

13. LOSS CONTINGENCIES

United Community and Home Savings are parties to litigation arising in the normal course of business. While it is difficult to determine the ultimate resolution of these matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

14. INCOME TAXES

The income tax benefit consists of the following components:

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Current	$—	$—	$(3,881)
Deferred	(7,522)	(148)	(10,652)
Establish valuation allowance	6,634	148	14,302

Total	$(888)	$—	$(231)

Effective tax rates differ from the statutory federal income tax rate of 35% due to the following:

	Year ended December 31,
	2012		2011		2010
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax (benefit) at statutory rate	$(7,464)	35.0%	$81	35.0%	$(13,126)	35.0%
Increase (decrease) due to:
Tax exempt income	—	—	(1)	-0.4	(3)	—
Life insurance	(575)	2.7	(367)	-159.5	(377)	1.0
Other	517	-2.4	139	60.5	(1,027)	2.7
Valuation allowance	6,634	-31.1	148	64.4	14,302	(38.1)

Income tax provision (benefit)	$(888)	4.2%	$—	0.0%	$(231)	0.6%

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$7,396	$14,795
Postretirement benefits	1,254	1,292
Other real estate owned valuation	2,379	3,067
Tax credits carryforward	224	224
Securities impairment charges	153	244
Interest on nonaccrual loans	1,632	2,408
Net operating loss carryforward	27,701	10,879
Purchase accounting adjustment	51	25
Other	870	468
Less: Valuation allowance	(28,838)	(22,204)

Deferred tax assets	12,822	11,198

Deferred tax liabilities:
Deferred loan fees	442	500
Federal Home Loan Bank stock dividends	6,715	6,715
Mortgage servicing rights	1,927	1,606
Unrealized gain on securities available for sale	2,819	1,938
Postretirement benefits accrual	605	121
Prepaid expenses	314	318

Deferred tax liabilities	12,822	11,198

Net deferred tax asset	$—	$—

As of December 31, 2012, the deferred tax asset was $28.8 million. Management recorded a valuation allowance against deferred tax assets at December 31, 2012, 2011 and 2010 based primarily on its cumulative pre-tax losses during the past three years. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

In 2012, United Community generated a taxable loss of $48.1 million mainly due to the bulk asset sale. As of December 31, 2011, the Company had a net operating loss carryforward of $31.0 million. The remaining net operating loss of $79.1 million will be carried forward to use against future tarable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $224,000 of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

Retained earnings at December 31, 2012 included approximately $21.1 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of United Community’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2012 was approximately $7.3 million. At December 31, 2012, Home Savings has a $10.7 million deficit in tax earnings and profits. As long as Home Savings remains in a negative tax earnings and profits position, any distribution from Home Savings to United Community, including an distributions made by Home Savings in direct redemption of stock from United Community, will result in recapture of proportionate amounts of these bad debt reserves and, as a result, recording of the related tax liability.

As of December 31, 2012 and December 31, 2011, United Community had no unrecognized tax benefits or accrued interest and penalties recorded. United Community does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. United Community will record interest and penalties as a component of income tax expense.

United Community and Home Savings are subject to U.S. federal income tax, and United Community is subject to Ohio income tax. Home Savings is subject to tax in Ohio based upon its net worth. United Community and Home Savings also file state income tax returns in Pennsylvania, Indiana and Florida. United Community is no longer subject to examination by taxing authorities for years prior to 2009.

15. SHAREHOLDERS’ EQUITY

Dividends

United Community’s source of funds for dividends to its shareholders is earnings on its investments and dividends from Home Savings. During the year ended December 31, 2012, United Community paid no cash or stock dividends. While Home Savings’ primary regulator is the FDIC, the FRB has regulations that impose certain restrictions on payments of dividends to United Community as of December 31, 2012.

Home Savings must file an application with, and obtain approval from, the FRB if (i) the proposed distribution would cause total distributions for the calendar year to exceed net income for that year-to-date plus retained net income (as defined) for the preceding two years; (ii) Home Savings would not be at least adequately capitalized following the capital distribution; or (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the FRB or the FDIC, or any condition imposed on Home Savings in an FRB-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the FRB. As of December 31, 2012, Home Savings had no retained earnings that could be distributed. Home Savings paid no dividends to United Community during 2012. Under the Bank Order, Home Savings was not permitted to pay cash dividends to United Community without obtaining prior regulatory approval, and this prohibition continues under the MOU. Under the Holding Company Order, United Community is not permitted to pay cash dividends to its shareholders without obtaining prior regulatory approval.

Other Comprehensive Income

Other comprehensive income included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on the postretirement liability. The change includes reclassification of gains or (losses) and impairment charges on sales of securities of $6.3 million, $8.5 million and $8.7 million for the years ended December 31, 2012, 2011 and 2010.

Other comprehensive income (loss) components and related tax effects are as follows:

	As of December 31,
	2012	2011	2010
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$8,827	$19,044	$527
Reclassification adjustment for gains realized in income	(6,325)	(8,633)	(8,803)
Reclassification adjustment for prior OTTI charges	13	89	58

Net unrealized gains (losses)	2,515	10,500	(8,218)
Tax effect (35%)	(880)	—	—

Net-of-tax amount	1,635	10,500	(8,218)
Net loss (gain) on employee pension plan	(170)	(79)	(671)
Prior service cost (credit)	193	(689)	—
Amortization of prior service cost	—	78	1

	23	(690)	(670)
Tax effect	(8)	—	—

Net of tax amount	15	(690)	(670

	$1,650	$9,810	$(8,888)

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at December 31, 2011	Current Period Change	Balance at December 31, 2012
	(Dollars in thousands)
Unrealized gains on securities available for sale	$3,447	$1,635	$5,082
Unrealized gains on postretirement benefits	1,585	15	1,600

Total	$5,032	$1,650	$6,682

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

16. REGULATORY CAPITAL REQUIREMENTS

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

	As of December 31, 2012
	Actual		Minimum Capital Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$174,139	16.21%	$128,948	12.00%
Tier 1 capital to risk-weighted assets	160,612	14.95%	*	*
Tier 1 capital to average total assets**	160,612	8.70%	166,226	9.00%

	As of December 31, 2012
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$85,965	8.00%	$107,457	10.00%
Tier 1 capital to risk-weighted assets*	*	*	64,474	6.00%
Tier 1 capital to average total assets**	73,878	4.00%	92,348	5.00%

*	Ratio is not required under regulations
**	Tier 1 Leverage Capital Ratio

	As of December 31, 2011
	Actual		Minimum Capital Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$196,710	14.57%	$162,005	12.00%
Tier 1 capital to risk-weighted assets	179,521	13.30%	*	*
Tier 1 capital to average total assets**	179,521	8.61%	166,856	8.00%

	As of December 31, 2011
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$108,003	8.00%	$135,004	10.00%
Tier 1 capital to risk-weighted assets*	*	*	81,002	6.00%
Tier 1 capital to average total assets**	83,428	4.00%	104,285	5.00%

*	Ratio is not required under regulations.
**	Tier 1 Leverage Capital Ratio

As of December 31, 2012 and 2011, the FDIC categorized Home Savings as adequately capitalized pursuant to the Bank Order and the Consent Order respectively. However, because the Consent Order was terminated on January 31, 2013, Home Savings is now considered well capitalized.

Pursuant to the Consent Order issued by the FDIC and Ohio Division, Home Savings needed to maintain a Tier 1 Leverage Capital Ratio greater than 9.0% and a Total Risk Based Capital Ratio greater than 12.0% at the end of every quarter beginning with the quarter ending June 30, 2012. While the Consent Order was in effect, if either ratio had fallen below its limit at the end of any given quarter, then Home Savings would have had to have restored its capital ratios to required levels within 90 days.

The Bank’s Tier 1 Leverage Capital Ratio is 8.70% at December 31, 2012. While Home Savings was still operating under a Consent Order at December 31, 2012 requiring a minimum Tier 1 Leverage Capital Ratio of 9.0%, the Company worked closely with its regulators to keep them informed of the bulk sale transaction and obtained their concurrence to complete the bulk sale along with the Bank’s commitment to meet the 9.0% requirement by March 31, 2013. Under the terms of the MOU entered into on January 31, 2013, Home Savings is required to maintain a Tier 1 Leverage Capital Ratio of 8.50%.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings and consequently Home Savings’ ability to meet its future capital requirements. Refer to Note 3 for a complete discussion of the regulatory enforcement actions.

17. BENEFIT PLANS

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

	Year ended December 31,
	2012	2011
	(Dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,981	$2,778
Service cost	—	—
Interest cost	(95)	54
Actuarial gain	(23)	(690)
Benefits paid	(9)	(161)

Benefit obligation at end of the year	$1,854	$1,981

Funded status of the plan	$(1,854)	$(1,981)

Amounts recognized in accumulated other comprehensive income, at December 31, 2012 and 2011 consists of the following:

	The year ended December 31,
	2012	2011
	(Dollars in thousands)
Net actuarial gains	$612	$1,016
Prior service credit	1,117	690

	$1,729	$1,706

The accumulated benefit obligation was $1.9 million and $2.0 million at year-end 2012 and 2011, respectively.

Components of net periodic benefit cost/(gain) are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Service cost	$—	$—	$—
Interest cost	75	132	186
Expected return on plan assets	—	—	—
Net amortization of prior service cost	(78)	(78)	(1)
Amortization of net actuarial gain	(92)	—	—

Net periodic benefit cost	(95)	54	185

Net loss (gain)	193	(79)	(671)
Prior service credit	—	(689)	—
Amortization of prior service cost	(170)	78	1

Total recognized in other comprehensive income	23	(690)	(670)

Total recognized in net periodic benefit cost and other comprehensive income	$(72)	$(636)	$(485)
Assumptions used in the valuations were as follows:
Weighted average discount rate	3.00%	4.00%	5.00%

The estimated net gain and prior service costs for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $111,000 and $136,000, respectively.

The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits (i.e., health care cost trend rate) used in the 2012 valuation was 6.0% and was assumed to decrease to 4.5% for the year 2017 and remain at that level thereafter. The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits used in the 2011 valuation was 7.5% and was assumed to decrease to 4.5% for the year 2019 and remain at that level thereafter. The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits used in the 2010 valuation was 9.0% and was assumed to decrease to 5.0% for the year 2016 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2012:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$5	$(4)
Effect on the postretirement benefit obligation	109	(98)

United Community anticipates benefits payable over the next ten years as follows:

(Dollars in thousands)
2013	$168
2014	166
2015	162
2016	157
2017	151
2018-2022	664

Total	$1,468

Effective January 1, 2012, the benefit plan for eligible plan participants has changed. The participants are now enrolled in a Medicare Advantage program. Medicare Advantage is another Medicare health plan choice provided as part of Medicare. The Medicare Advantage Plan is offered by a private company, which has been approved by Medicare. Medicare Advantage plans are required to offer coverage that meets or exceeds the standards set by the original Medicare program.

401(k) Savings Plan

Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2012, Home Savings’ match was 25% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. For 2011, no matching contributions were made. For 2010, Home Savings’ match was 50% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the years ended 2012, 2011 and 2010, the expense related to this plan was approximately $230,000, $0 and $476,000, respectively.

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

During the years ended December 31, 2012 and 2011, the only shares remaining for allocation are those shares forfeited. During the year ended December 31, 2010, 631,946 shares were released or committed to be released for allocation.

Stock-based Compensation: Stock Options

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 10,898 stock options granted in 2012 and there were 25,710 stock options granted in 2011 under the 2007 Plan. The options must be exercised within 10 years from the date of grant.

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

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $17,701 in stock option expenses for the twelve months ended December 31, 2012. The Company expects to recognize additional expense of $12,185 in 2013, and $4,686 in 2014.

A summary of activity in the plans is as follows:

	For the year ended December 31,
	2012
	Shares	Weighted average exercise price	Aggregate intrinsic value (Dollars in thousands)
Outstanding at beginning of year	1,991,532	$6.63
Granted	10,898	2.12
Exercised	(31,000)	1.91
Forfeited	(661,488)	8.48

Outstanding at end of period	1,309,942	$5.77	$640

Options exercisable at end of period	1,281,334	$5.86	$602

Information related to the stock options granted under the 1999 Plan and the 2007 Plan during each year follows:

	2012	2011	2010
Intrinsic value of options exercised	$31,000	$—	$—
Cash received from option exercises	2,100	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	1.38	0.87	1.33

As of December 31, 2012, there was approximately $17,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of options granted in 2012 was determined using the following weighted-average assumptions as of the grant date:

Risk-free interest rate	0.84%
Expected term (years)	5
Expected stock volatility	64.17%
Dividend yield	0.00%

Outstanding stock options have a weighted average remaining life of 4.40 years and may be exercised in the range of $1.20 to $12.38.

Stock-based Compensation: Restricted Stock Awards

The 2007 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at December 31, 2012 aggregated 129,321, of which 28,026 will vest during 2013. The remaining 101,295 shares will vest evenly over the three years ended December 31, 2013, 2014 and 2015. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $725,000 in restricted stock award expenses for the twelve months ended December 31, 2012. The Company expects to recognize additional expenses of approximately $324,000 in 2013, $217,000 in 2014 and $83,000 in 2015.

A summary of changes in the Company’s nonvested restricted shares for the year is as follows:

	Shares	Weighted average grant date fair value
Nonvested shares at January 1, 2012	59,019	$1.32
Granted	399,124	1.82
Vested	(328,822)	1.30
Forfeited	—	—

Nonvested shares at December 31, 2012	129,321	$2.86

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

18. FAIR VALUE

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

Other real estate owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned are individually evaluated at least annually for additional impairment and adjusted accordingly.

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Home Savings. Once received, a member of the Special Assets Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with the independent data sources such as recent market data or industry-wide statistics. On an annual basis, Home Savings compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. At the time a property is acquired and classified as real estate owned, the fair value is determined utilizing the most appropriate method. A fair value in excess of $250,000 will be supported by an appraisal. After determination of fair value, each property will be recorded at the lower of cost (i.e., recorded investment in the loan) or the estimated net realizable value on the date of transfer to real estate owned. In determining net realizable value, reductions to fair market value may be taken for estimated costs of sale, conditions that must be remedied immediately upon acquisition, and other factors that negatively impact the marketability and prompt sale of the property.

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

Interest rate caps: Home Savings uses an independent third party that performs a market valuation analysis for interest rate caps. The methodology used consists of a discounted cash flow model, all future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. The yield curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes from Reuters, which handle up to 30-year swap maturities (Level 3).

Assets Measured on a Recurring Basis: Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2012 Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$163,692	$—	$163,692	$—
Equity securities	313	313	—	—
Mortgage-backed GSE securities: residential	410,557	—	410,557	—
Interest rate caps	436	—	—	436

Assumptions used in the valuation of interest rate caps are back-tested for reasonableness on a quarterly basis using an independent source along with a third party service.

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

There were no transfers between level 1 and level 2 during 2012 and 2011.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012 and 2011, in thousands:

	Interest Rate Caps
	Twelve Months Ended	Twelve Months Ended
	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$1,933	$—
Total gains (losses) for the period
Included in other income	(979)	(528)
Included in other comprehensive income	—	—
Purchases	—	2,590
Amortization	(518)	(129)
Sales	—	—

Balance of recurring Level 3 assets at end of period	$436	$1,933

There were no transfers between Level 2 and Level 3 during 2012 or 2011.

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Interest rate caps	$436	Discounted cash flow	Discount rate	0.47% - 1.5%

The significant unobservable inputs used in the fair value measurement of interest rate caps was determined using proprietary models from third-party sources taking into account such factors as size of the transaction, the lack of a quoted market and the custom-tailored nature of the transaction. The fair value is inclusive of interest accruals, as applicable. Significant increases/(decreases) in any of those inputs in isolation would result in a significantly lower/(higher) fair value measurement.

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2012 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$6,166	$—	$—	$6,166
Construction loans	3,489	—	—	3,489
Commercial loans	257	—	—	257
Mortgage servicing assets	4,920	—	4,920	—
Other real estate owned, net:
Permanent real estate loans	3,172	—	—	3,172
Construction loans	6,918	—	—	6,918

		Fair Value Measurements at December 31, 2011 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$38,627	$—	$—	$38,627
Construction loans	14,953	—	—	14,953
Consumer loans	282			282
Commercial loans	291	—	—	291
Mortgage servicing assets	3,921	—	3,921	—
Other real estate owned, net:
Permanent real estate loans	7,586	—	—	7,586
Construction loans	7,581	—	—	7,581

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $9.9 million at December 31, 2012, that includes a specific valuation allowance of $3.0 million. This resulted in an increase of the provision for loan losses of $27,000 during the twelve months ended December 31, 2012. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $54.2 million at December 31, 2011, that included a specific valuation allowance of $11.8 million, resulting in additional provision for loan losses of $30.8 million during 2011.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At December 31, 2012, mortgage servicing rights, carried at fair value, totaled $4.9 million, which is made up of the outstanding balance of $5.6 million, net of a valuation allowance of $680,000, resulting in a net recovery of $1.1 million for the year ended December 31, 2012. At December 31, 2011, mortgage servicing rights, carried at fair value, totaled $4.6 million, which was made up of the outstanding balance of $6.4 million, net of a valuation allowance of $1.8 million, resulting in a net charge of $1.5 million for the year ended December 31, 2011. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At December 31, 2012, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a net carrying amount of $10.1 million, with a valuation allowance of $6.8 million. This resulted in additional expenses of $2.2 million during the twelve months ended December 31, 2012. At December 31, 2011, other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $15.2 million, which is made up of the outstanding balance of $23.9 million net of a valuation allowance of $8.8 million resulting in a write-down of $4.7 million for the year ended December 31, 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
	(Dollars in thousands)
Impaired loans:
Permanent real estate loans	$6,166	Sales comparison approach	Adjustment for differences between comparable sales	12.07%-45.44% (28.75%)
		Income approach	Adjustment for differences in net operating income Capitalization rate	7.52%-10.73% (9.49%)
Construction loans	3,489	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (9.83%)
		Income approach	Adjustment for differences in net operating income Capitalization rate	10.00%
Commercial loans	257	Sales comparison approach	Adjustment for differences between comparable sales	1.6%-24.18% (11.15%)
		Income approach	Adjustment for differences in net operating income Capitalization rate	8.5%-10% (9.25%)
Foreclosed assets:
Permanent real estate loans	3,172	Sales comparison approach	Adjustment for differences between comparable sales	3.60%-16.47% (10.20%)
Construction loans	6,918	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-47.24% (17.63%)

In accordance with generally accepted accounting principles, the carrying value and estimated fair values of financial instruments at December 31, 2012 and December 31, 2011, were as follows:

	December 31, 2012 Carrying	Fair Value Measurements at December 31, 2012 Using:
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$42,613	$42,613	$—	$—
Available for sale securities	574,562	313	574,249	—
Loans held for sale	13,031	—	13,428	—
Loans, net	1,066,240	—	—	1,087,205
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	6,238	—	2,380	3,858
Interest rate caps	436	—	—	436
Liabilities:
Deposits:
Checking, savings and money market accounts	(902,776)	(902,776)	—	—
Certificates of deposit	(559,298)	—	(571,836)	—
FHLB advances	(50,000)	—	(57,077)	—
Repurchase agreements and other	(90,598)	—	(102,086)	—
Advance payments by borrowers for taxes and insurance	(23,590)	—	(23,590)	—
Accrued interest payable	(563)	—	(563)	—

	December 31, 2011
	Carrying	Fair
	Value	Value
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$54,136	$54,136
Available for sale securities	459,598	459,598
Loans held for sale	12,727	13,098
Loans, net	1,379,276	1,402,452
Federal Home Loan Bank stock	26,464	n/a
Accrued interest receivable	6,741	6,741
Interest Rate Caps	1,933	1,933
Liabilities:
Deposits:
Checking, savings and money market accounts	(817,082)	(817,082)
Certificates of deposit	(771,415)	(782,146)
Federal Home Loan Bank advances	(128,155)	(136,727)
Repurchase agreements and other	(90,618)	(103,719)
Advance payments by borrowers for taxes and insurance	(23,282)	(23,282)
Accrued interest payable	(610)	(610)

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

(d) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed and variable rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

(e) Short-term Borrowings

The carrying amounts of federal funds purchased, borrowings under repurchase agreements, and other short-term borrowings, generally maturing within 90 days, approximate their fair values resulting in a Level 2 classification.

(f) Other Borrowings

The fair values of Home Savings long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

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

19. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest on deposits and borrowings	$18,053	$31,411	$39,999
Income taxes (refunds)	—	(3,537)	(4,480)
Supplemental schedule of noncash activities:
Loans transferred to held for sale	1,214	95,194	—
Transfers from loans to real estate owned	7,181	19,178	33,936
Transfers from real estate owned to premises and equipment	1,746	—	—
Transfers from premises and equipment to assets held for sale	—	1,750	—

20. DERIVATIVES

Home Savings utilizes interest rate cap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. Home Savings entered into an interest rate cap agreement in October 2011 with an outside counterparty. Home Savings receives proceeds from the counterparty if interest rates exceed the cap rate computed based on the underlying notional amounts. The notional amount of the interest rate caps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate cap agreements. The interest rate caps are carried as freestanding derivatives, considered an economic hedge classified as an other asset with a carrying value of $436,000 with changes in fair value of approximately $1.5 million reported in current earnings through other noninterest income.

Summary information about the interest rate caps not designated hedges as of December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Notional amounts	$100,000	$100,000
Weighted average strike rate, based on three-month LIBOR	1.50%	1.50%
Weighted average maturity	5.0 years	5.0 years
Fair value of combined interest rate caps	$436	$1,933

Home Savings had no interest rate caps as of December 31, 2010.

The following table presents net gains/(losses) recorded in noninterest income relating to instruments not designated as hedges:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Interest rate caps	$(1,497)	$(528)

The following table reflects the fair value and location in the consolidated statement of financial condition of interest rate caps:

Included in other assets:

	December 31, 2012	December 31, 2011
	(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Interest rate caps	$436	$1,933

Home Savings is subject to counterparty risk. Counterparty risk is the risk to Home Savings that the counterparty will not live up to its contractual obligations. The ability of Home Savings to realize the benefit of the derivative contracts is dependent on the creditworthiness of the counterparty, which Home Savings expects will perform in accordance with the terms of the contracts.

21. PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31,
	2012	2011
	(Dollars in thousands)
Assets
Cash and deposits with banks	$1,246	$3,575
Federal funds sold and other	12	4

Total cash and cash equivalents	1,258	3,579
Securities:
Available for sale	313	263
Investment in subsidiary-Home Savings	167,424	184,833
Other assets	2,104	473

Total assets	$171,099	$189,148

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$339	$403

Total liabilities	339	403

Total shareholders’ equity	170,760	188,745

Total liabilities and shareholders’ equity	$171,099	$189,148

Condensed Statements of Income

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Income
Interest income	$7	$5	$349
Non-interest income (loss)	(13)	(65)	228

Total income (loss)	(6)	(60)	577
Expenses
Non-interest expenses	693	775	1,957

Total expenses	693	775	1,957

Loss before income taxes	(699)	(835)	(1,380)
Income tax benefit	(22)	—	—

Loss before equity in undistributed net earnings of subsidiaries	(677)	(835)	(1,380)
Increase (decrease) in undistributed earnings of subsidiaries	(19,760)	1,065	(35,893)

Net income (loss)	$(20,437)	$230	$(37,273)

Condensed Statements of Cash Flows

	Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$(20,437)	$230	$(37,273)
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in undistributed earnings of the subsidiaries	19,760	(1,065)	35,893
Gains on available for sale securities sold	—	—	(255)
Security impairment charges on equity investments	13	89	58
(Increase) decrease in other assets	(1,556)	(467)	266
Stock based compensation	—	49	52
(Decrease) increase in other liabilities	(103)	30	(662)

Net cash from operating activities	(2,323)	(1,134)	(1,921)

Cash Flows from Investing Activities
Sales of:
Securities available for sale	—	33	359
Equity investment in Home Savings	—	—	(12,498)
ESOP loan repayment	—	—	8,657

Net cash from investing activities	—	33	(3,482)

Cash Flows from Financing Activities
Issuance of common stock, net	—	2,059	—
Exercise of stock options	2	—	—

Net cash from financing activities	2	2,059	—

Change in cash and cash equivalents	(2,321)	958	(5,403)
Cash and cash equivalents, beginning of year	3,579	2,621	8,024

Cash and cash equivalents, end of year	$1,258	$3,579	$2,621

22. SEGMENT INFORMATION

The Company’s management monitors the revenue streams of the various Company products and services. The identifiable segments are not material, operations are managed, and financial performance is evaluated on a Company-wide basis. All of Home Savings’ financial service operations are considered by management to be aggregated in one reportable operating segment, which is banking services.

23. EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 618,551 shares were anti-dilutive for the year ended December 31, 2012. Stock options for 1,992,132 shares were anti-dilutive for the year ended December 31, 2011. Stock options for 2,207,827 shares were anti-dilutive for the year ended December 31, 2010.

	Twelve months ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Net (loss) income per consolidated statements of income	$(20,437)	$230	$(37,273)
Net loss allocated to participating securities	(59)	—	(21)

Net (loss) income allocated to common stock	$(20,378)	$230	$(37,252)

Basic earnings (loss) per common share computation:
Distributed earnings allocated to common stock	$—	$—	$—
Undistributed (loss) earnings allocated to common stock	(20,378)	230	(37,252)

Net (loss) earnings allocated to common stock	$(20,378)	$230	$(37,252)

Weighted average common shares outstanding, including shares considered participating securities	32,805	31,075	30,477
Less: Average participating securities	(94)	(49)	(20)

Weighted average shares	32,711	31,026	30,457

Basic (loss) earnings per common share	$(0.62)	$0.01	$(1.22)

Diluted earnings (loss) per common share computation:
Net (loss) earnings allocated to common stock	$(20,378)	$230	$(37,252)

Weighted average common shares outstanding for basic earnings per common share	32,711	31,026	30,457
Add: Dilutive effects of assumed exercises of stock options	—	—	—

Weighted average shares and dilutive potential common shares	32,711	31,026	30,457

Diluted (loss) earnings per common share	$(0.62)	$0.01	$(1.22)

24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized quarterly data for each of the years indicated.

	Unaudited
	First	Second	Third	Fourth
2012:	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)
Interest income	$21,562	$20,894	$18,191	$17,797	$78,444
Interest expense	5,683	4,474	4,063	3,786	18,006

Net interest income	15,879	16,420	14,128	14,011	60,438
Provision for loan losses	680	6,264	30,279 (1)	2,102	39,325

Net interest income after provision for loan losses	15,199	10,156	(16,151)	11,909	21,113
Non-interest income	5,091	6,949	3,752 (2)	6,939	22,731
Non-interest expenses	16,494	17,043	17,330	14,302	65,169

Income (loss) before taxes	3,796	62	(29,729)	4,546	(21,325)
Income tax expense (benefit)(3)	—	—	(2,838)	1,950	(888)

Net income (loss)	$3,796	$62	$(26,891)	$2,596	$(20,437)

Earnings (loss) per share:
Basic earnings (loss)	$0.12	$—	$(0.82)	$0.08	$(0.62)
Diluted earnings (loss)	0.12	—	(0.82)	0.08	(0.62)

1.	The increase in provision for loan losses in the third quarter was due primarily to a bulk sale of nonperforming assets.
2.	The decline in noninterest income in the third quarter was driven by lower gains recognized on a lower volume of sales of available for sale securities. Further impacting the decline was the recognition in the third quarter of the valuation allowance on certain properties to absorb estimated closing costs at the time of disposal.
3.	The Company recognized a tax benefit of $888,000 for the year ended December 31, 2012, because it was both (i) in a pre-tax operating loss position, and (ii) had unrealized gains on available for sale securities in its securities portfolio that were recorded in other comprehensive income. Beginning in the third quarter, the Company both recognized a pre-tax operating loss and at the same time, had unrealized gains on available for sale securities recorded in other comprehensive income. As a result, the tax benefit recognized in the third quarter was equal to the current year-to-date change (through September) in other comprehensive income multiplied by the Company’s statutory tax rate of 35%. In the fourth quarter, the year-to-date change in other comprehensive income had compressed, causing a reduction in the benefit previously recognized, and resulting in income tax expense for the quarter.

	Unaudited
	First	Second	Third	Fourth
2011:	Quarter	Quarter	Quarter	Quarter	Total
	(Dollars in thousands, except per share data)
Interest income	$25,732	$24,863	$23,321	$22,471	$96,387
Interest expense	8,078	7,805	7,696	7,633	31,212

Net interest income	17,654	17,058	15,625	14,838	65,175
Provision for loan losses	2,192	8,244	11,836	2,386	24,658

Net interest income after provision for loan losses	15,462	8,814	3,789	12,452	40,517
Non-interest income	3,988	5,300	1,916	12,021	23,225
Non-interest expenses	16,488	15,910	14,569	16,545	63,512

Income (loss) before taxes	2,962	(1,796)	(8,864)	7,928	230
Income tax expense (benefit)	—	—	—	—	—

Net income (loss)	$2,962	$(1,796)	$(8,864)	$7,928	230

Earnings (loss) per share:
Basic earnings (loss)	$0.10	$(0.06)	$(0.29)	$0.25	$0.01
Diluted earnings (loss)	0.10	(0.06)	(0.29)	0.25	0.01

The increase in noninterest income in the fourth quarter was due primarily to gains recognized of the sale of four branches.

25. SUBSEQUENT EVENTS (UNAUDITED)

On January 11, 2013, United Community entered into securities purchase agreements with 28 accredited investors (the Investors), pursuant to which the Investors will, in a private offering, invest an aggregate of approximately $39.9 million in United Community for 6,574,272 newly issued common shares of United Community, at a purchase price of $2.75 per share, and 7,942 newly created and issued perpetual mandatorily convertible non-cumulative preferred shares of United Community, at a purchase price of $2,750 per share. Upon United Community shareholder approval, each of the preferred shares will automatically convert into 1,000 United Community common shares. However, there can be no assurance that United Community will receive such shareholder approval. The preferred shares will initially not pay any dividends, but if they are not converted into common shares prior to June 30, 2013, semi-annual non-cumulative cash dividends will take effect at an annual rate of 12.00%, payment of which is subject to regulatory approval. The preferred shares are redeemable by United Community at any time upon prior receipt of applicable regulatory approvals. There can be no assurance that such an offering will be completed or that the Company will succeed in this endeavor.

The closing of the private offering is subject to certain customary conditions including any bank regulatory approvals and confirmations for the transactions contemplated by the Purchase Agreements and absence of a material adverse change with respect to United Community or Home Savings. United Community has confirmed that no bank regulatory approvals are required. United Community presently expects the private offering to close on March 22, 2013. In the private offering, the Investors as a group are expected to purchase shares equal to approximately 29.0% of United Community’s outstanding common shares following the transactions (assuming the rights offering is fully subscribed), and upon United Community shareholder approval of the conversion of the preferred shares; however, none of these new investors will own more than 4.9% of United Community’s common shares outstanding.

Also on January 11, 2013, United Community entered into subscription agreements with certain of United Community’s directors, officers, consultants and their affiliates pursuant to which these insider investors will invest an aggregate of approximately $2.1 million in United Community for 755,820 newly issued common shares, at the same purchase price of $2.75 per share. The issuance and sale of common shares to the insider investors, pursuant to the subscription agreements, is subject to United Community shareholder approval. Subsequent to January 11, 2013, Marty E. Adams joined the United Community board. Accordingly, there are no consultants acquiring any shares.

The Company anticipates that following such capital raise, it will give existing shareholders an opportunity to purchase $5.0 million of United Community common shares at $2.75 through a rights offering.

On January 31, 2013, the Consent Order issued to Home Savings by the FDIC and the Ohio Division on March 30, 2012 was terminated. On January 31, 2013, Home Savings entered into a MOU with the FDIC and Ohio Division that requires Home Savings to submit certain plans and reports to the FDIC and the Ohio Division, to seek the FDIC’s and Ohio Division’s prior consent before issuing any dividends to United Community, and to maintain its Tier 1 Leverage Capital Ratio at 8.50% and its Total Risk Based Capital Ratio at 12.0%.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

United Community Financial Corp.

Youngstown, Ohio

We have audited the accompanying consolidated statements of financial condition of United Community Financial Corp. (Company) as of December 31, 2012 and 2011 and the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal controls over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/S/ Crowe Horwath LLP
Crowe Horwath LLP
Cleveland, Ohio
March 15, 2013

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of United Community’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that United Community maintained effective internal control over financial reporting as of December 31, 2012.

United Community’s independent registered public accounting firm has issued its report on the effectiveness of United Community’s internal control over financial reporting as of December 31, 2012, as stated in their report dated March 15, 2013.

/S/ Patrick W. Bevack	/S/ James R. Reske
Patrick W. Bevack, Chief Executive Officer	James R. Reske, Chief Financial Officer
March 15, 2013	March 15, 2013

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

United Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2012, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of United Community’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2012 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Management concluded that disclosure controls and procedures as of December 31, 2012, are effective to ensure that information required to be disclosed in the reports that United Community files or submits under the Exchange Act is accumulated and communicated to management, including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Additionally, there were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, both of which are contained in Item 8 of this Form 10-K and incorporated herein by reference.

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

Name	Age	Positions held	Director of United Community since	Term Expiring In
Eugenia C. Atkinson	70	Director	2005	2013
Patrick W. Bevack	66	Director, President and CEO of UCFC and President and CEO of Home Savings	2010	2013
Scott N. Crewson	56	Director	2009	2013
Richard J. Buoncore	56	Director	2007	2014
Richard J. Schiraldi	58	Chairman of the Board of United Community and Home Savings, Director	2002	2014
David C. Sweet	73	Director	2004	2014
Marty E. Adams	60	Director	2013	2015
Lee J. Burdman	50	Director	2011	2015
Scott D. Hunter	50	Director	2009	2015

Eugenia C. Atkinson. Mrs. Atkinson was the Executive Director of Youngstown Metropolitan Housing Authority from 2000 until her retirement in 2007. Prior to that time, Mrs. Atkinson served as the Deputy Executive Director for the Authority. Mrs. Atkinson also has served as a director of Home Savings since 1999, and she has a distinguished record of serving her community as a trustee or director of numerous not-for-profit entities. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Mrs. Atkinson has developed through her (i) tenure as Executive Director of the Authority, where she was responsible for managing the day-to-day operations of the Authority and overseeing human resources, operations, facilities management, budgeting and federal regulatory compliance, (ii) long service to Home Savings and United Community as a director and a member of numerous committees, (iii) significant community service on a variety of not-for-profit boards; (iv) service as a member of the Youngstown State University Board of Trustees, where she was Chairperson; (v) marketing experience as the Director of Marketing for the Housing Authority and in the private sector for a communications company and (vi) skills developed through managing people, budgets and finances through varying economic conditions allow her to provide valuable strategic planning, financial and leadership insight, community perspective and business expertise to the Board. Mrs. Atkinson also is an African-American female with a diverse background in the public and private sectors.

Patrick W. Bevack. Mr. Bevack was appointed President and Chief Executive Officer of United Community on January 1, 2011. Additionally, Mr. Bevack has served as President and CEO of Home Savings since March 2009. Prior to this, Mr. Bevack had served as President and Chief Operating Officer since January 2007. From June 2003 through January 2007, Mr. Bevack was Executive Vice President, Chief Financial Officer and Treasurer of Home Savings. Mr. Bevack joined Home Savings in June 2000 and served as Senior Vice President of Mortgage Lending until June 2003. Prior to joining Home Savings, he was Executive Vice President, Chief Financial Officer and Assistant Secretary of Metropolitan Bank and Trust. Mr. Bevack, who also serves as a Director of Home Savings, is a CPA (currently inactive), holds an MBA in finance and serves on a number of not-for-profit boards. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Mr. Bevack has developed through over 37 years of service in the banking industry allow him to provide technical knowledge in all operational areas of banking (including administration, operations, audit, accounting and finance, marketing, retail banking and mortgage and commercial lending) and invaluable business, strategic planning, financial and leadership insight to the Board.

Scott N. Crewson. Mr. Crewson retired from BP plc, London, England in 2008, after having served the company more than 27 years in a variety of executive level positions, including most recently as Deputy Director, Business Development in London, England from 2005 through 2008. Prior to that, he served as Commercial Manager, Toledo Refinery from 1998 through 2004. He joined the United Community and Home Savings Boards in 2009. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications, including, but not limited to, profit and loss management, new business development, performance management, risk management and strategic planning that Mr. Crewson has developed through his myriad executive positions held with BP plc and his highly developed business acumen allow him to provide invaluable business insight, valuable leadership and guidance and expertise on strategic planning, risk management and profit and loss management to the Board. Mr. Crewson also presents a diversity of experience to the Board after serving BP internationally across several geographies and cultures.

Richard J. Buoncore. Mr. Buoncore is a CPA (currently inactive) and a managing partner of MAI Wealth Advisors, LLC, Cleveland, Ohio, a position he has held since December 2006. Previously, Mr. Buoncore was Managing Partner of BC Investment Partners LLC, which merged into MAI Wealth Advisors, a position he had held from 2005 to December 2006. From 1999 until 2005, he was the Chief Executive Officer of Victory Capital Management, Cleveland, Ohio, and served as its President and Chief Operating Officer from 1995 until 1999. Additionally, Mr. Buoncore has seven years of audit experience as a CPA with KPMG in New York, and six years of investment banking experience with Lehman Brothers. Mr. Buoncore also serves as a director of Home Savings and on a variety of not-for-profit boards. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Mr. Buoncore has developed through his experience (i) in investment banking, accounting and wealth management, (ii) leading a growing privately-held wealth management business and serving as CEO and President and COO of another wealth management company, with responsibility for all segments of company operations and financial areas, and (iii) serving on multiple not-for-profit boards allow him to provide technical financial services knowledge, community perspective, valuable leadership and strategic planning insight, an important retail perspective and structured operational experience, as well as accounting, financial (including his ability to serve as an Audit Committee financial expert) and administrative expertise to the Board.

Richard J. Schiraldi. Mr. Schiraldi is a CPA and has been a partner at Cohen & Company, Certified Public Accountants, Youngstown, Ohio, since 1990. Mr. Schiraldi served as Director of Tax Operations at Cohen from 1983 until 2003. Prior to that, Mr. Schiraldi worked for Touche Ross. He is an owner and director of Sequoia Financial Group, LLC, which provides a variety of services including financial planning and asset management services, insurance sales, estate planning, and employee retirement design and implementation services. Mr. Schiraldi also serves as a director and the Chairman of the Board of Home Savings, and he has a distinguished record of serving his community as a trustee or director of numerous not-for-profit entities. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Mr. Schiraldi has developed as a CPA in public practice for approximately 27 years, as an owner and manager of privately held businesses and as a director of numerous not-for-profit entities allow him to provide strategic planning, tax, accounting and financial expertise (including his ability to serve as an Audit Committee financial expert), as well as a local perspective on community affairs and valuable leadership insight to the Board.

David C. Sweet. Dr. Sweet was the President of Youngstown State University, Youngstown, Ohio from 2000 until his retirement in June 2010. As President of YSU, Dr. Sweet provided leadership to a university with 14,600 students, 2,100 employees and a total budget in excess of $200 million. From 1978 until July 2000, he was the founding Dean and a Professor of the College of Urban Affairs – Cleveland State University. From 1975 to 1978, he was a Commissioner with the Ohio Public Utilities Commission, responsible for regulation of electric, natural gas, telephone and other utilities. From 1971 to 1974, he was the Director of the Ohio Department of Development, responsible for the State’s economic and community development programs. He also serves as a director of Home Savings, and he has a distinguished record of serving his community as a trustee of numerous not-for-profit entities. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Dr. Sweet has developed through his presidency at YSU, his long history in education, his extensive civic service and his experience with governmental and regulatory agencies provide significant guidance and expertise on strategic planning and regulatory compliance, community perspective and valuable leadership and financial insight to the Board.

Marty E. Adams. Mr. Adams is President of Marty Adams Consulting, LLC (“MA Consulting”), where he serves as an advisor both to banks and their boards of directors and to private equity firms pertaining to bank equity investments. Mr. Adams served as a director of PVF Capital Corp. from January 2010 to February 2013 and as a director of its wholly-owned subsidiary, Park View Federal Savings Bank from September 2009 to February 2013. Mr. Adams served as Interim Chief Executive Officer of PVF Capital Corp. and Park View Federal Savings Bank from March 2009 until September 9, 2009. Previously, Mr. Adams served as President and Chief Operating Officer of Huntington Bancshares, Inc. from July 2007 until December 2007 following Huntington Bancshares’ acquisition of Sky Financial Group, Inc. Mr. Adams previously served as the Chairman and Chief Executive Officer of Sky Financial Group, Inc. Currently, Mr. Adams serves as a trustee for The University of Mount Union and a member of the Foundation Board of West Liberty University. During the past ten years, Mr. Adams also has served as a director of Sky Financial Group, Inc. and Huntington Bancshares, Inc. The Board of Directors believes that the attributes, skills and qualifications Mr. Adams has developed through more than 30 years’ experience in the banking and financial services industries, as well as his service in significant public company leadership positions, including as a Chief Executive Officer of more than one financial institution, allow him to provide technical knowledge in nearly all operational areas of banking (including administration, operations, marketing, retail banking and mortgage and commercial lending) and invaluable business, strategic planning, capital planning and raising, mergers and acquisitions, financial and leadership insight to the Board.

Lee J. Burdman. Mr. Burdman is Co-Founder and Managing Partner of Redstone Investments, a development, management and acquisitions company focusing on shopping center development, which is headquartered in Youngstown, Ohio, and has an office in Tampa, Florida. Mr. Burdman joined the United Community and Home Savings Boards in April 2011. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Mr. Burdman has developed through 26 years of owning, managing and developing real estate, his knowledge of commercial real estate lending through his business operations, his high level of financial literacy, his executive management experience as the Co-Founder and Managing Partner of Redstone Investments, his history of public service on numerous community boards and most importantly his past experience as a member of the board of a local community bank and subsequently as a regional board member of that bank’s successor by merger allow him to provide lending, real estate and strategic planning insight, a local perspective on community affairs and valuable financial and leadership experience to the Board.

Scott D. Hunter. Judge Hunter currently serves as a Mahoning County, Ohio, Area Court Judge and Judge of the Mahoning County, Ohio, Misdemeanor Drug Court, positions he has held since July 1999. He also has been the managing member of Hunter-Stevens Land Title Agency, LTD, Canfield, Ohio, since March 1998, and has maintained a private law practice. He previously served as a partner of the Davis & Davis Law Firm. Judge Hunter joined the United Community and Home Savings Boards in 2009. The Nominating and Governance Committee and the Board believe that the attributes, skills and qualifications that Judge Hunter has developed through approximately 25 years of providing legal services and working in the real estate, title and escrow industries and his vast community, public and political service and experience, give him considerable experience within the banking and lending industry and allow him to provide significant guidance and expertise on regulatory compliance, community perspective, lending and real estate and valuable leadership insight to the Board. Judge Hunter also provides the Board with a diverse background in the public and private sectors.

Audit Committee

The Audit Committee of United Community is responsible for overseeing United Community’s accounting and internal auditing functions and controls, and its loan review function. It also is responsible for engaging an independent registered public accounting firm to audit United Community’s financial statements and internal control over financial reporting. The current members of the Audit Committee are Messrs. Buoncore, Burdman, Crewson and Schiraldi, all of whom are considered “independent” under the listing standards of NASDAQ. Mr. Crewson was appointed in February 2013 to replace Mrs. Atkinson, who rotated off the Committee at that same time. Mr. Buoncore is the Chairman of the Audit Committee. The Board has determined that Messrs. Schiraldi and Buoncore qualify as audit committee financial experts. The Audit Committee met eight times during 2012, but three of those meetings were brief (less than thirty minutes) and no fee was paid to members. Additionally, two meetings conducted in 2011 were compensated for in 2012.

EXECUTIVE OFFICERS

The following information is supplied for certain executive officers of United Community and Home Savings who do not serve on United Community’s Board:

Name	Age	Position held
Timothy W. Esson	63	Senior Vice President, Chief Financial Officer and Treasurer, Home Savings
Matthew T. Garrity	46	Senior Vice President and Chief Credit Officer, Home Savings
Gregory G. Krontiris	59	Senior Vice President and Chief Lending Officer, Home Savings
Jude J. Nohra	44	General Counsel and Secretary of United Community, Senior Vice President, General Counsel and Secretary, Home Savings
James R. Reske	49	Chief Financial Officer and Treasurer of United Community, Executive Vice President of Home Savings

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

Jude J. Nohra. Mr. Nohra has been General Counsel and Secretary of United Community and Senior Vice President, General Counsel and Secretary of Home Savings since July 2009. Mr. Nohra served as Secretary of United Community and Vice President, General Counsel and Secretary of Home Savings from June 2004 until July 2009. Before joining United Community and Home Savings, Mr. Nohra served as an associate attorney for Squire, Sanders & Dempsey, L.L.P. for approximately 5 years where he practiced in the firm’s corporate department and financial services practice group, focusing on general business representation of public and private companies, bank regulatory matters, mergers and acquisitions, securities law matters, real estate transactions and financings, tender offers and corporate governance. Prior to joining Squire, Sanders and Dempsey, Mr. Nohra served for two years as a judicial law clerk in the U.S. District Court for the Northern District of Ohio. Mr. Nohra also is a CPA, but he is currently inactive.

James R. Reske. Mr. Reske was promoted to Executive Vice President of Home Savings in March of 2011. Mr. Reske has also served as the CFO and Treasurer of United Community since May of 2008. Mr. Reske previously served as Senior Vice President, CFO and Treasurer of Home Savings from May 2008 to March 2011. Prior to joining United Community, Mr. Reske was an investment banker with KeyBanc Capital Markets, Inc. from 2002 to May of 2008, focusing on community banks and thrifts in the Midwest. Prior to joining KeyBanc Capital Markets, Mr. Reske was an investment banker in the financial institutions group at Morgan Stanley in New York, and practiced banking law with Wachtell Lipton Rosen & Katz and Sullivan & Cromwell. Earlier in his career, Mr. Reske was employed by the Board of Governors of the Federal Reserve System in Washington, D.C.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires United Community’s executive officers and directors, and persons who own more than ten percent of United Community’s common shares, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the Securities and Exchange Commission and to provide United Community with a copy of such form. Based on United Community’s review of the copies of such forms it has received, United Community believes that its executive officers and directors complied with all filing requirements applicable to them with respect to transactions during the fiscal year ended December 31, 2012, except for a single late filing made by each of Messrs. Burdman, Buoncore, Crewson, Hunter, Schiraldi and Sweet and Ms. Atkinson on October 10, 2012 for an award of common shares granted on October 4, 2012.

United Community has adopted a code of ethics that applies to all employees, officers and directors of the Company, including the Chief Executive Officer and Chief Financial Officer. The code of ethics with any amendments thereto is available on United Community’s website at www.ucfconline.com, and clicking on “Corporate Governance.”

Item 11.	Executive Compensation

Executive Compensation

The following table presents certain information regarding the compensation earned by Messrs. Bevack, Reske and Krontiris (the “Named Executive Officers”) for services rendered during 2012 and 2011:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards (1)	Nonequity incentive plan compensation	All Other Compensation (2)	Total
Patrick W. Bevack	2012	$374,039	$1,050	$133,860	$69,750	$32,635	$611,334
President and CEO, United Community and Home Savings	2011	348,511	—	—	—	26,296	374,807
James R. Reske	2012	236,968	1,050	70,429	35,445	20,957	364,849
Treasurer and CFO, United Community, and EVP, Home Savings	2011	228,898	—	—	—	15,498	244,396
Gregory G. Krontiris	2012	212,019	1,050	62,638	31,561	18,454	325,722
Senior Vice President and CLO, Home Savings	2011	209,473	—	—	—	15,214	224,687

(1)	The amounts represent the grant date fair value of stock awards in accordance with ASC 718-“Compensation-Stock Compensation” for the year in which awards were granted.
(2)	All other compensation includes the value of the 401(k) matching contribution, club dues, car and gas allowances and group term life insurance premiums.

Outstanding Equity Awards at December 31, 2012

	Option Awards				Restricted Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Not Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested	Market Value of Shares of Stock That Have Not Vested
Patrick W. Bevack	53,914		$8.726	3/19/2013	15,196	$43,916
	53,913		12.383	3/17/2014
	31,421		5.885	2/27/2018
	30,000		1.900	5/8/2019
	60,000		2.100	4/29/2020
James R. Reske	20,000		1.900	5/8/2019	7,722	22,317
	40,000		2.100	4/29/2020
Gregory G. Krontiris	20,000		1.900	5/8/2019	6,875	19,869
	40,000		2.100	4/29/2020

All of the options listed in the table above were either 100% vested on the date of grant or have subsequently vested over time. None of the Named Executive Officers exercised any options during 2012.

Employment Agreements, Termination and Change in Control Payments

As of December 31, 2012, Home Savings had employment agreements with Messrs. Bevack, Reske and Krontiris, which agreements are for a term of one year but include an “evergreen provision”, meaning that they are extended for one day each day so that the term is always twelve months. Each agreement is terminable by Home Savings at any time. Each of the executive’s rights upon termination are discussed under “Termination and Change of Control Payments” tables below.

The discussion below describes the material terms of employment agreements of each of the Named Executive Officers as of December 31, 2012. Notwithstanding the contractual provisions of the employment agreements, in accordance with applicable law and regulation, the Consent Order and the Order to Cease and Desist, neither of United Community nor Home Savings can pay any of the separation payments (including change of control payments) discussed below without obtaining prior regulatory approval. The amounts shown are estimates. The discussion below does not address compensation and benefits available generally to all of United Community’s and Home Savings’ salaried employees on a non-discriminatory basis.

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

Non-Compete; Non-Solicitation. Each of Messrs. Bevack, Reske and Krontiris is subject to a non-compete provision that prohibits him from engaging in any business actively in competition with that of the Company or its affiliates for a period of twelve months following termination of the executive in any county in which Home Savings or United Community has an office, and non-solicitation of customers and employees provisions that prohibit them from soliciting any customers or employees for a period of twelve months following termination of the executive.

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

Director Compensation

After conducting a study of United Community’s peer group, the Board determined in April 2010 that to successfully recruit new directors and fairly compensate existing directors, the retainer should be increased to $20,000 annually. The Board annually evaluates its compensation, and it determined to maintain these compensation levels for 2012. Accordingly, each independent director of United Community receives a $10,000 annual retainer and $10,000 in United Community restricted shares. The restricted shares that are awarded vest one year from the date of grant, and the Board believes this award helps to align Board members and shareholders’ interests. Employee directors, which includes only Mr. Bevack, receive no compensation for their Board service.

As independent, non-executive Chairman of the Board, the Board determined to pay Mr. Schiraldi an additional retainer of $15,000 in cash and $15,000 in options. The number of options equate to $15,000 in expense to United Community, calculated as of the award date, and each option award vests two years from the date of grant.

Currently, all directors of United Community also serve on Home Savings’ Board. The independent directors of Home Savings’ Board do not receive a retainer in addition to that received for service on the United Community Board. Each independent director also receives a fee of $400 per United Community or Home Savings Board meeting attended, and in general, each independent director receives a fee of $400 per United Community or Home Savings Board or management committee meeting attended if he/she is a committee member, or in the case of Board Committees or management committees, $600 per committee meeting attended if he/she is the committee chairperson. The per meeting fee has not been increased by the Board since United Community’s formation in 1998. In 2008, the Board determined that it would only pay one fee to Directors for simultaneous meetings of both the United Community and Home Savings Boards, and that Directors would not be compensated for attendance at brief Board or committee meetings (less than thirty minutes) or for a meeting considered by the Board or applicable committee to be a continuation of a previous meeting.

During 2012, the directors received four awards of restricted shares representing a portion of their annual retainer, with each award equaling $2,500 in restricted shares. As mentioned above, each restricted share award vests one year from the date of grant. All of these awards were made under the United Community 2007 Amended and Restated Long Term Incentive Plan. The Compensation Committee and Board believes that directors should have an ownership interest in United Community and awarding restricted shares and options as part of Board compensation effectively aligns directors and shareholder interests and puts a portion of director compensation at risk. The Compensation Committee and Board contemplate that future equity awards in the form of options or restricted shares will be issued to directors as additional compensation or in lieu of cash compensation.

The table below sets forth the fees earned by or paid to, and the option and restricted share awards granted to, each non-employee director in 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Total ($)
Eugenia C. Atkinson	$26,000	$10,000	—	$36,000
Richard J. Buoncore	30,800	10,000	—	40,800
Lee J. Burdman	30,400	10,000	—	40,400
Scott N. Crewson	34,200	10,000	—	44,200
Scott D. Hunter	32,200	10,000	—	42,200
Richard J. Schiraldi	54,200	10,000	$15,000	79,200
David C. Sweet	27,800	10,000	—	37,800

(1)	The total number of outstanding (vested and unvested) stock and options awards for each director as of December 31, 2012 is as follows: Ms. Atkinson: 18,056 in restricted shares and 4,000 options; Mr. Buoncore: 18,056 in restricted shares and 4,000 options; Mr. Burdman: 9,874 in restricted shares; Mr. Crewson: 18,056 in restricted shares and 4,000 options; Judge Hunter: 18,056 in restricted shares and 4,000 options; Mr. Schiraldi: 18,056 in restricted shares and 38,103 options; and Dr. Sweet: 18,056 in restricted shares and 4,000 options.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Ownership of United Community Shares The following table sets forth information about the only persons known to United Community to own beneficially more than 5% of the outstanding United Community common shares as of February 15, 2013:

Name and address	Amount and nature of beneficial ownership		Percent of shares outstanding
United Community Financial Corp. Employee Stock Ownership Plan 2321 Kochs Lane Quincy, IL 62305	2,741,222	(1)	8.3%
Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746	2,150,157	(2)	6.5%
Edward W. Wedbush PO Box 30014 Los Angeles, CA 90030	1,659,636	(3)	5.1%

(1)	First Bankers Trust Services, Inc., as the Trustee for the United Community Financial Corp. Employee Stock Ownership Plan (the ESOP), has sole investment power over the ESOP shares. The Trustee has no voting power over any of the shares as all of the shares have been allocated to participants.
(2)	Based on Schedule 13G/A, dated February 11, 2013, in which Dimensional Fund Advisors LP reports sole voting power over 2,109,490 shares and sole dispositive power over 2,150,157 of the shares reported.
(3)	Based on Schedule 13G/A, dated February 15, 2013, in which Edward W. Wedbush reports beneficial ownership over 1,659,636 shares of United Community, and which filing was made jointly by Mr. Wedbush, WEDBUSH, Inc. (“WI”), Wedbush Securities, Inc. (“WS”), Wedbush Opportunity Capital, LLC (“WOC”), and Wedbush Opportunity Partners, LP (“WOP”). Over which the owner has sole power to vote and sole power to dispose, Mr. Wedbush has 391,137 shares, WI has 225,292 shares, and WS has 126,636 shares. Over which the owner has shared power to vote, Mr. Wedbush has 1,606,453 shares, WI has 1,215,316 shares, WS has 126,636 shares, WOC has 863,388 shares, and WOP has 863,388 shares. Over which the owner has shared power to dispose, Mr. Wedbush has 1,659,636 shares, WI has 1,268,499 shares, WS has 179,819 shares, WOC has 863,388 shares, and WOP has 863,388 shares.

The following table sets forth information regarding the number of United Community common shares beneficially owned by each director and executive officer as of January 31, 2013:

	Amount and nature of beneficial ownership
Name and address (1)	Sole voting or investment power		Shared voting or investment power		Percent of shares outstanding
Marty E. Adams	0		0		*
Eugenia C. Atkinson	43,919	(2)	0		*
Patrick W. Bevack	368,925	(2)	10,000		1.1%
Richard J. Buoncore	10,655	(2)	75,378	(4)	*
Lee J. Burdman	10,609		0		*
Scott N. Crewson	7,469	(2)	39,813	(4)	*
Scott D. Hunter	33,791	(2)	0		*
Gregory G. Krontiris	100,204	(2)	0		*
James R. Reske	105,318	(2)	36,000		*
Richard J. Schiraldi	84,177	(2)	0		*
David C. Sweet	40,341	(2)	0		*
All directors and executive officers as a group (14 persons)	1,151,963	(2)	198,991	(3)	3.9%

*	Less than one percent of the total outstanding.
(1)	Each of the persons listed in this table may be contacted at the address of United Community.
(2)	Includes the following number of shares that may be acquired upon the exercise of options awarded under the United Community 1999 and 2007 Long-Term Incentive Plans: Mr. Bevack – 229,248; Mr. Krontiris – 60,000; Mr. Reske – 60,000; Mr. Schiraldi – 39,740 and each of Mrs. Atkinson and Messrs. Buoncore, Crewson, Hunter, and Dr. Sweet – 4,000; and directors and executive officers as a group – 556,881.
(3)	Includes 1,800 shares owned by Mr. Nohra’s spouse and 36,000 shares jointly owned by Mr. Garrity with his spouse.
(4)	Includes shares jointly owned with spouse.

United Community maintains the United Community Financial Corp. 1999 Long-Term Incentive Plan (1999 Plan) under which it issued equity securities to its directors, officers and employees in exchange for goods or services. The 1999 Plan was approved by United Community’s shareholders at the 1999 Special Meeting of Shareholders.

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provides for the issuance of up to 2,000,000 shares and is to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. Further description of the 1999 Plan and 2007 Plan is included in Note 17 to the financial statements and incorporated herein by reference.

The following table shows, as of December 31, 2012, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, the number of common shares issued under restricted stock grants, the weighted average share price of those grants, and the number of common shares remaining for future issuance under the 2007 Plan, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted stock awards	Weighted- average grant price of restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,309,942	$5.77	129,321	$2.86	968,430

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Pursuant to a Consulting Agreement that MA Consulting entered into with United Community and Home Savings as of February 24, 2011, Mr. Adams, as President of MA Consulting, advised and assisted the Company’s Board and management on their capital raising efforts. The Company paid MA Consulting a monthly fee of $24,500 for the consulting services and reimbursed reasonable expenses up to 15% of the aggregate fee, except as otherwise agreed by the Board. On January 1, 2013, upon United Community’s and Home Savings’ decisions to seek regulatory approval to appoint Mr. Adams to their Board, the parties amended the Consulting Agreement to provide for a fee of $1,000 per month. The Consulting Agreement terminated immediately prior Mr. Adams’ appointment to the Boards of United Community and Home Savings. From January 2012 until the Consulting Agreement terminated, the Company paid Mr. Adams $326,716.

Mr. Adams, along with all other directors and some of the United Community’s officers, also are party to a Subscription Agreement that they entered into with United Community as of January 11, 2013, as part of United Community’s overall $47 million capital raising efforts. Pursuant to Mr. Adams’ Subscription Agreement, Mr. Adams has agreed to purchase 136,364 United Community common shares at a price of $2.75 per common share, for a total purchase price of $375,001.00.

Mr. Buoncore has entered into a Subscription Agreement pursuant to which he has agreed to purchase 127,273 United Community common shares at a price of $2.75 per common share, for a total purchase price of $350,000.75.

Mr. Burdman, including through his spouse and some affiliated entities, have entered into multiple Subscription Agreements pursuant to which he, his spouse and those affiliated entities have agreed to purchase an aggregate of 145,000 United Community common shares at a price of $2.75 per common share for a total purchase price of $398,750.00. The table set forth below provides the specific allocation of UCFC common shares being purchased by Mr. Burdman, his spouse and his affiliated entities.

Name Person or Entity	Number of Shares	Nature of Ownership
Lee Burdman	30,000	Direct ownership, including 20,000 shares through his 401(k) account
Bonnie Burdman	10,000	Direct ownership through her 401(k) account
Purple Burd Limited Partnership	15,000	Purple Burd Limited Partnership is a family limited partnership in which Mr. Burdman is the general partner and owns a 1/2% interest.
KB Kidz Limited Partnership	40,000	Mr. Burdman owns a 24.785% limited partnership interest in KB Kidz Limited Partnership. In addition, he is the President of, and a 25% shareholder, in Mimi Family Corp., which is the General Partner of KB Kidz Limited Partnership. Mimi Family Corp. owns 0.786% of KB Kidz Limited Partnership.
Kenneth Burdman Marital Exempt Trust	40,000	Lee Burdman serves as a Co-Trustees of this trust.
BLS Realty Corp.	10,000	Mr. Burdman is the Vice President of BLS Realty Corp. and owns 33 1/3% of the shares in this company.

The Board approved the form of Subscription Agreement. The issuance and sale of the common shares to Messrs. Adams, Buoncore and Burdman (including his spouse and affiliates) and to all the others who are considered insiders (collectively, the “Insider Offering”), cannot be completed unless and until a majority of United Community shareholders approve the Insider Offering. The foregoing description of the Subscription Agreement is summary in nature and does not purport to be a complete description of all of the terms of such agreement, and is qualified in its entirety by reference to the form of Subscription Agreement attached as Exhibit 10.2 to United Community’s Current Report on Form 8-K filed on January 15, 2013.

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

Nominating and Governance Committee

The Nominating and Governance Committee of United Community is responsible for receiving and evaluating recommendations for potential Board members from directors and shareholders, recommending to the Board a slate of director nominees to be elected by shareholders and overseeing governance matters affecting officers and directors of United Community and Home Savings. In selecting nominees, the Nominating and Governance Committee considers the criteria discussed above. The Nominating and Governance Committee evaluates nominations properly submitted by shareholders on the same basis that it considers nominations submitted by directors. The current members of the Nominating and Governance Committee, all of whom are independent, are Mrs. Atkinson, Messrs. Hunter and Schiraldi and Dr. Sweet. Mrs. Atkinson is the Chairwoman of the Nominating and Governance Committee. The Nominating and Governance Committee met two times during 2012.

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

The aggregate fees billed by Crowe Horwath LLP to United Community for the years ended December 31, 2012 and 2011 are shown in the table below. All services related to these fees were approved in advance by the Audit Committee.

	2012	2011
Audit Fees	$379,600	$326,040
Audit-Related Fees(1)	13,100	16,700
Tax Fees(2)	45,120	100,705
All Other Fees(3)	6,074	5,439

(1)	Includes fees for the accounting treatment of strategic initiatives.
(2)	Includes fees for services related to the preparation of various federal, state and local income tax returns and various consulting services.
(3)	Includes fees for services related to the internal audit database and licenses.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Exhibits

(1)	The Financial Statements are included in Item 8 to this Form 10-K.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)

3.1	Articles of Incorporation

3.2	Amendment to Articles of Incorporation

3.3	Amended Code of Regulations

10	Material Contracts

11	Statement Regarding Computation of Per Share Earnings

21	Subsidiaries of Registrant

23	Crowe Horwath LLP Consent

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

101	Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

/S/ Patrick W. Bevack
Patrick W. Bevack Chief Executive Officer, Principal Executive Officer and Director
(Duly Authorized Representative)
Date: March 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Richard J. Schiraldi	/S/ Patrick W. Bevack
Richard J. Schiraldi	Patrick W. Bevack
Chairman of the Board and Director	Chief Executive Officer, Principal Executive Officer and Director
Date: March 15, 2013	Date: March 15, 2013

/S/ James R. Reske	/S/ Marty E. Adams
James R. Reske	Marty E. Adams
Treasurer, Chief Financial Officer, and Principal Financial Officer	Director
Date: March 15, 2013	Date: March 15, 2013

/S/ Eugenia C. Atkinson	/S/ Lee Burdman
Eugenia C. Atkinson	Lee Burdman
Director	Director
Date: March 15, 2013	Date: March 15, 2013

/S/ Richard J. Buoncore	/S/ Scott N. Crewson
Richard J. Buoncore	Scott N. Crewson
Director	Director
Date: March 15, 2013	Date: March 15, 2013

/S/ Scott D. Hunter	/S/ David C. Sweet
Scott D. Hunter	David C. Sweet
Director	Director
Date: March 15, 2013	Date: March 15, 2013

INDEX TO EXHIBITS

Exhibit Number

3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) with the Securities and Exchange Commission (SEC), Exhibit 3.1

3.2	Amendment to Articles of Incorporation	Incorporated by reference to the Form 8-A filed by United Community on June 5, 1998 with the SEC, Exhibit 2(b)

3.3	Amended Code of Regulations	Incorporated by reference to the 1998 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2

10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1

10.2	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.2

10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Gregory G. Krontiris dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.3

10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and James R. Reske dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.5

10.5	Amended and Restated United Community 1999 Long -Term Incentive Plan	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.8

10.6	Amended and Restated United Community 2007 Long-Term Incentive Plan	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.9

10.7	2010 Director Sub-Plan to the Amended and Restated United Community 2007 Long -Term Incentive Plan	Incorporated by reference to the Third Quarter 2010 form 10-Q filed by United Community on November 12, 2010 via Edgar, film number 101187428, Exhibit 10.1

10.8	Executive Incentive Plan	Incorporated by reference to the 8-K filed by United Community on July 21, 2009 via Edgar, film number 09955685

10.9	Holding Company Order	Incorporated by reference to the 8-K filed by United Community on August 13, 2008 via Edgar, film number 081011722 Exhibit 10.1

10.10	Amendment to the Holding Company Order	Incorporated by reference to the Third Quarter 2010 form 10-Q filed by United Community on November 12, 2010 via Edgar, film number 101187428, Exhibits 10.2 and 10.3

10.11	Consent Order	Incorporated by reference to the 8-K filed by United Community on April 4, 2012 via Edgar, film number 12740239 Exhibit 10.1

10.12	2011 Executive Incentive Plan	Incorporated by reference to the 8-K filed by United Community on May 4, 2011 via Edgar, film number 11811040 Exhibit 10.1

10.13	Stay Bonus and Retention Plan	Incorporated by reference to the 8-K filed by United Community on May 4, 2011 via Edgar, film number 11811040 Exhibit 10.2

10.14	Purchase and Assumption Agreement	Incorporated by reference to the Third Quarter 2011 form 10-Q filed by United Community on November 14, 2011 via Edgar, film number 111203662, Exhibit 10.1

10.15	2012 Executive Incentive Plan	Incorporated by reference to the 8-K filed by United Community on June 4, 2012 via Edgar, film number 12885641, Exhibit 10.1

10.16	Asset Purchase and Interim Servicing Agreement	Incorporated by reference to the Third Quarter 2012 form 10-Q filed by United Community on November 13, 2012 via Edgar, film number 121195840, Exhibit 2.1

10.17	Form of Purchase Agreement	Incorporated by reference to the 8-K filed by United Community on January 15, 2013 via Edgar, film number 13531112, Exhibit 10.1

10.18	Form of Subscription Agreement	Incorporated by reference to the 8-K filed by United Community on January 15, 2013 via Edgar, film number 13531112, Exhibit 10.2

11	Statement Regarding Computation of Per Share Earnings	Incorporated by reference to Note 23 to the Consolidated Financial Statements included in Item 8 herein

21	Subsidiaries of Registrant

23	Crowe Horwath LLP Consent

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer

101	Interactive Data File