Form 10-Q
period 2013-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2013-05-10
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

UNITED COMMUNITY FINANCIAL CORP.

(Exact name of the registrant as specified in its charter)

OHIO	000-024399	34-1856319
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer I.D. No.)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐             No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 39,611,530 common shares as of April 30, 2013.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$20,739	$26,041
Federal funds sold	57,345	16,572

Total cash and cash equivalents	78,084	42,613
Securities:
Available for sale, at fair value	602,107	574,562
Loans held for sale	9,268	13,031
Loans, net of allowance for loan losses of $21,827 and $21,130	1,034,415	1,066,240
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	21,400	21,549
Accrued interest receivable	5,587	6,238
Real estate owned and other repossessed assets, net	15,782	18,440
Core deposit intangible	215	238
Cash surrender value of life insurance	29,106	28,881
Other assets	9,348	10,109

Total assets	$1,831,776	$1,808,365

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,291,170	$1,302,307
Noninterest bearing	169,790	159,767

Total deposits	1,460,960	1,462,074
Borrowed funds:
Federal Home Loan Bank advances	50,000	50,000
Repurchase agreements and other	90,593	90,598

Total borrowed funds	140,593	140,598
Advance payments by borrowers for taxes and insurance	14,258	23,590
Accrued interest payable	597	563
Accrued expenses and other liabilities	8,857	10,780

Total liabilities	1,625,265	1,637,605

Shareholders’ Equity:
Preferred stock-no par value; 1,000,000 shares authorized and 7,942 and 0 shares, respectively issued and outstanding, $21,841 and $0 liquidation value, respectively	15,911	—
Common stock-no par value; 499,000,000 shares authorized; 44,378,729 and 37,804,457 shares issued, respectively, and 39,606,586 and 33,027,886 shares, respectively, outstanding	148,937	128,026
Retained earnings	88,191	86,345
Accumulated other comprehensive income	3,719	6,682
Treasury stock, at cost, 4,772,143 and 4,776,571 shares, respectively	(50,247)	(50,293)

Total shareholders’ equity	206,511	170,760

Total liabilities and shareholders’ equity	$1,831,776	$1,808,365

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Interest income
Loans	$12,627	$17,656
Loans held for sale	89	100
Available for sale securities	3,428	3,494
Federal Home Loan Bank stock dividends	283	300
Other interest earning assets	9	12

Total interest income	16,436	21,562
Interest expense
Deposits	2,087	4,032
Federal Home Loan Bank advances	523	732
Repurchase agreements and other	909	919

Total interest expense	3,519	5,683

Net interest income	12,917	15,879
Provision for loan losses	2,064	680

Net interest income after provision for loan losses	10,853	15,199

Non-interest income
Non-deposit investment income	541	541
Service fees and other charges	1,782	2,317
Net gains (losses):
Securities available for sale (includes $721 and $414, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	721	414
Mortgage banking income	1,643	1,471
Real estate owned and other repossessed assets	(431)	(729)
Other income	1,437	1,077

Total non-interest income	5,693	5,091

Non-interest expense
Salaries and employee benefits	7,451	8,333
Occupancy	822	799
Equipment and data processing	1,760	1,689
Franchise tax	431	438
Advertising	139	141
Amortization of core deposit intangible	23	29
Deposit insurance premiums	554	1,109
Professional fees	408	880
Real estate owned and other repossessed asset expenses	493	702
Other expenses	1,783	2,374

Total non-interest expenses	13,864	16,494

Income before income taxes	2,682	3,796
Income tax expense (includes $0 income tax expense from reclassification items, respectively)	—	—
Net income	2,682	3,796
Amortization of discount on preferred stock	(821)	—

Earnings available to common shareholders	$1,861	$3,796

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended
	March 31,
	2013	2012
Net income	$2,682	$3,796
Other comprehensive income
Unrealized losses on securities, net of tax	(2,963)	(2,883)

Total other comprehensive loss	$(2,963)	$(2,883)

Comprehensive (loss) income	$(281)	$913

Earnings per common share
Basic	$0.06	$0.12
Diluted	0.05	0.12

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Shares Outstanding	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands)
Balance December 31, 2011	—	32,597,762	$—	$128,031	$110,681	$5,032	$(54,999)	$188,745
Comprehensive income:
Net income					3,796			3,796
Comprehensive loss						(2,883)		(2,883)
Stock option expenses				4				4
Restricted stock awards	—	278,691		(9)	(2,750)		3,111	352

Balance March 31, 2012	—	32,876,453	$—	$128,026	$111,727	$2,149	$(51,888)	$190,014

Balance December 31, 2012	—	33,027,886	$—	$128,026	$86,345	$6,682	$(50,293)	$170,760
Comprehensive income:
Net income					2,682			2,682
Comprehensive loss						(2,963)		(2,963)
Stock option exercises		2,600			(22)		27	5
Stock option expenses				4				4
Restricted stock awards		1,828		65	7		19	91
Issuance of common stock, net of issuance costs of $3,988		6,574,272		14,091				14,091
Issuance of preferred stock	7,942		15,090	6,751				21,841
Amortization of preferred stock discount			821		(821)			—

Balance March 31, 2013	7,942	39,606,586	$15,911	$148,937	$88,191	$3,719	$(50,247)	$206,511

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$2,682	$3,796
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,064	680
Mortgage banking income	(1,643)	(1,471)
Net losses on real estate owned and other repossessed assets sold	431	729
Net gain on available for sale securities sold	(721)	(414)
Amortization of premiums and accretion of discounts	1,127	1,518
Depreciation and amortization	454	389
Decrease in accrued interest receivable	651	119
Increase in accrued interest payable	34	78
Decrease in prepaid and other assets	815	(2,652)
Decrease in other liabilities	(1,923)	(873)
Stock based compensation	95	356
Net principal disbursed on loans originated for sale	(73,171)	(74,987)
Proceeds from sale of loans originated for sale	78,577	70,294
Net change in value of interest rate caps	(8)	287

Net cash used in operating activities	9,464	(2,151)
Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	18,386	20,315
Proceeds from sale of:
Securities available for sale	27,912	30,106
Real estate owned and other repossessed assets	2,891	5,107
Loans held for investment	510	1,388
Purchases of:
Securities available for sale	(77,353)	(124,695)
Principal disbursed on loans, net of repayments	28,522	50,281
Loans purchased	(50)	(67)
Purchases of premises and equipment	(297)	(305)

Net cash used in investing activities	521	(17,870)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	20,189	73,320
Net decrease in certificates of deposit	(21,303)	(89,958)
Net decrease in advance payments by borrowers for taxes and insurance	(9,332)	(8,515)
Proceeds from Federal Home Loan Bank advances	142,000	156,000
Repayment of Federal Home Loan Bank advances	(142,000)	(120,039)
Net change in repurchase agreements and other borrowed funds	(5)	(5)
Proceeds from the exercise of stock options	5	—
Issuance of preferred stock	21,841	—
Issuance of common stock, net of issuance cost	14,091	—

Net cash from financing activities	25,486	10,803

Change in cash and cash equivalents	35,471	(9,218)
Cash and cash equivalents, beginning of period	42,613	54,136

Cash and cash equivalents, end of period	$78,084	$44,918

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

United Community Financial Corp. (United Community or the Company) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings association (the Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings. Home Savings, a state-chartered savings bank, conducts business from its main office located in Youngstown, Ohio, 33 full-service branches and nine loan production offices located throughout Ohio and western Pennsylvania.

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

The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012, contained in United Community’s Form 10-K for the year ended December 31, 2012.

Some items in the prior year financial statements were reclassified to conform to the current presentation. These reclassifications had no effect on prior period net income or shareholders’ equity.

2. REGULATORY ENFORCEMENT ACTION

United Community is a unitary thrift holding company, and is regulated by the Board of Governors of the Federal Reserve System (FRB). On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order with the OTS (the Holding Company Order). Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the Bank Order) with the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (the Ohio Division), which was terminated as of March 30, 2012 and replaced with a Consent Order (the Consent Order). The Consent Order was terminated on January 31, 2013. On January 31, 2013, Home Savings consented to a Memorandum of Understanding (MOU), as described below. Although United Community and Home Savings agreed to the issuance of the Holding Company Order, the Consent Order and the MOU, as the case may be, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC or the Ohio Division when these orders were issued or since that time.

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

The Consent Order required Home Savings, within specified timeframes, to take or refrain from certain actions, including that it had to: (i) continue to retain qualified management; (ii) seek regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extend additional credit to classified borrowers; (iv) revise its plan to reduce its classified assets, and, within six months, reduce total adversely classified assets to 75% of the level of classified assets as of May 31, 2011 (i.e., to $219.0 million by September 30, 2012) and, within twelve months, to 50% of the level of classified assets as of May 31, 2011 (i.e., to $146.0 million by March 31, 2013); (v) establish a comprehensive policy and methodology for determining the adequacy of the allowance for loan and lease losses (ALLL); (vi) adopt plans to reduce its classified assets and delinquent loans; (vii) adopt a plan to reduce certain loan concentrations; (viii) amend its strategic plan and budget and profit plan; (ix) increase its Tier 1 Leverage Capital Ratio to 9.0% and its Total Risk Based Capital Ratio to 12.0% by June 30, 2012, and revise its capital plan to achieve such capital levels; and (x) seek regulatory approval prior to declaring or paying any cash dividend.

On January 31, 2013, the Consent Order was terminated and Home Savings entered into a MOU with the FDIC and Ohio Division. The MOU requires Home Savings to submit certain plans and reports to the FDIC and the Ohio Division, to seek the FDIC’s and Ohio Division’s prior consent before issuing any dividends to United Community, and to maintain its Tier 1 Leverage Capital Ratio at 8.50% and its Total Risk Based Capital Ratio at 12.0%. Home Savings was in compliance with the MOU. As of March 31, 2013 Home Savings Tier 1 Leverage Capital Ratio was 9.84% and its Total Risk Based Capital Ratio was 18.28%.

As of December 31, 2012, the FDIC categorized Home Savings as adequately capitalized pursuant to the Bank Order and the Consent Order, respectively. However, because the Consent Order was terminated on January 31, 2013, Home Savings can now be considered well capitalized.

A failure to comply with the provisions of the MOU or the Holding Company Order could result in additional enforcement actions by the FDIC, Ohio Division or the FRB.

The regulators, at their discretion, have the ability to place additional requirements on both Home Savings and United Community.

3. RECENT ACCOUNTING DEVELOPMENTS

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The primary objective of this ASU is improving the reporting of reclassifications out of accumulated other comprehensive income (AOCI). For significant reclassifications that are required to be presented in their entirety in net income in the same reporting period by U.S. Generally Accepted Accounting Principles (U.S. GAAP), the ASU requires an entity to report the effect of these reclassifications out of AOCI on the respective line items of net income either on the face of the statement that reports net income or in the financial statement notes. For AOCI items that are not reclassified to net income in their entirety, presentation in the financial statement notes is required. The ASU does not change the current requirements for reporting net income or AOCI in the financial statements. This ASU is effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2012. The ASU should be applied prospectively for all companies. Early application is permitted. The adoption of this ASU did not have a material effect on United Community’s financial statements.

4. STOCK COMPENSATION

Stock Options:

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 9,637 stock options granted in 2013 and there were 10,898 stock options granted in 2012 under the 2007 Plan. The options must be exercised within 10 years from the date of grant.

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

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $3,749 in stock option expenses for the three months ended March 31, 2013. The Company expects to recognize additional expense of $13,754 in 2013, $11,067 in 2014, and $6,381 in 2015.

A summary of activity in the plans is as follows:

	For the three months ended March 31, 2013
	Shares	Weighted average exercise price	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	1,309,942	$5.77	$640
Granted	9,637	3.37	5
Exercised	(2,600)	2.10	3
Forfeited	(236,476)	8.81	—

Outstanding at end of period	1,080,503	5.09	$1,325

Options exercisable at end of period	1,046,124	5.19	$1,265

Information related to the stock option plans for the three months ended March 31, 2013 follows:

March 31, 2013
Intrinsic value of options exercised	$2,960
Cash received from option exercises	5,460
Tax benefit realized from option exercises	—
Weighted average fair value of options granted, per share	$2.64

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

The fair value of options granted during the first quarter 2013 was determined using the following weighted-average assumptions as of the grant date.

	January 3, 2013	February 26, 2013
Risk-free interest rate	0.81%	0.78%
Expected term (years)	5	5
Expected stock volatility	86.47%	86.37%
Dividend yield	—%	—%

Outstanding stock options have a weighted average remaining life of 5.11 years and may be exercised in the range of $1.20 to $12.38.

Restricted Stock Awards:

The 2007 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at March 31, 2013 aggregated 119,527, of which 49,251 will vest during 2013, 37,711 will vest during 2014, and 32,565 will vest during 2015. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $91,000 in restricted stock award expenses for the three months ended March 31, 2013. The Company expects to recognize additional expenses of approximately $237,000 for the remainder of 2013, $220,000 in 2014, and $86,000 in 2015.

A summary of changes in the Company’s nonvested restricted shares for the first three months 2013 is as follows:

	Shares	Weighted average grant date fair value
Nonvested shares at January 1, 2013	129,321	$2.86
Granted	1,828	3.25
Vested	(11,622)	1.29

Nonvested shares at March 31, 2013	119,527	$3.04

5. SECURITIES

Components of the available for sale portfolio are as follows:

	March 31, 2013
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$233,405	$2,448	$(704)	$235,149
Equity securities	100	238	—	338
Mortgage-backed GSE securities: residential	363,512	4,189	(1,081)	366,620

Total	$597,017	$6,875	$(1,785)	$602,107

	December 31, 2012
	(Dollars in thousands)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$161,845	$2,409	$(562)	$163,692
Equity securities	101	212	—	313
Mortgage-backed GSE securities: residential	404,563	6,142	(148)	410,557

Total	$566,509	$8,763	$(710)	$574,562

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	March 31, 2013
	(Dollars in thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	139,078	140,879
Due after ten years through fifteen years	94,327	94,270
Mortgage-related securities	363,512	366,620

Total	$596,917	$601,769

Securities pledged for the Company’s participation in the VISA payment processing program were approximately $3.0 million at March 31, 2013 and $5.8 million at December 31, 2012. Securities pledged for participation in the Ohio Linked Deposit Program were approximately $400,000 and $417,000 at March 31, 2013 and December 31, 2012, respectively.

Securities available for sale in an unrealized loss position are as follows:

	March 31, 2013
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$68,138	$(704)	$—	$—	$68,138	$(704)
Mortgage-related securities	104,402	(1,081)	—	—	104,402	(1,081)

Total	$172,540	$(1,785)	$—	$—	$172,540	$(1,785)

	December 31, 2012
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$42,480	$(562)	$—	$—	$42,480	$(562)
Mortgage-related securities	72,020	(148)	—	—	72,020	(148)

Total	$114,500	$(710)	$—	$—	$114,500	$(710)

All of the U.S. Treasury and government sponsored entities and mortgage-backed securities that were temporarily impaired at March 31, 2013 and December 31, 2012, were impaired due to the level of interest rates at that time.

Proceeds from sales of securities available for sale were $27.9 million and $30.1 million for the three months ended March 31, 2013 and 2012, respectively. Gross gains of $721,000 and $414,000 were realized on these sales during the first quarter of 2013 and 2012, respectively.

6. LOANS

Portfolio loans consist of the following:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Real Estate:
One-to four-family residential	$570,377	$577,249
Multi-family residential	69,857	80,923
Nonresidential	132,662	138,188
Land	15,216	15,808
Construction:
One-to four-family residential and land development	32,866	28,318
Multi-family and nonresidential	4,584	4,534

Total real estate	825,562	845,020
Consumer
Home equity	171,895	177,230
Auto	7,040	7,648
Marine	4,853	4,942
Recreational vehicles	20,388	22,250
Other	2,320	2,523

Total consumer	206,496	214,593
Commercial
Secured	21,076	24,243
Unsecured	2,001	2,300

Total commercial	23,077	26,543

Total loans	1,055,135	1,086,156

Less:
Allowance for loan losses	21,827	21,130
Deferred loan costs, net	(1,107)	(1,214)

Total	20,720	19,916

Loans, net	$1,034,415	$1,066,240

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012 and activity for the three months ended March 31, 2013 and 2012. In accordance with GAAP, the net losses associated with loans sold as part of the bulk asset sale in the third quarter of 2012 were recorded as net chargeoffs of $38.2 million through the allowance for loan losses.

Allowance For Loan Losses

(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
For the three months ended March 31, 2013
Beginning balance (12/31/12)	$13,819	$1,404	$4,459	$1,448	$21,130
Provision	2,029	(18)	238	(185)	2,064
Chargeoffs	(1,206)	(226)	(600)	(128)	(2,160)
Recoveries	265	283	157	88	793

Ending balance (03/31/13)	$14,907	$1,443	$4,254	$1,223	$21,827

March 31, 2013
Period-end amount allocated to:
Loans individually evaluated for impairment	$3,108	$318	$—	$10	$3,436
Loans collectively evaluated for impairment	11,799	1,125	4,254	1,213	18,391

Ending balance	$14,907	$1,443	$4,254	$1,223	$21,827

Period-end balances:
Loans individually evaluated for impairment	$43,513	$4,937	$10,106	$2,057	$60,613
Loans collectively evaluated for impairment	744,599	32,513	196,390	21,020	994,522

Ending balance	$788,112	$37,450	$206,496	$23,077	$1,055,135

The ASC 310 reserve, or where applicable the ASC 450 reserve, as it related to loans included in the bulk asset sale were treated as chargeoffs in the ASC 450 methodology of determining loan loss ratios.

Allowance For Loan Losses

(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
For the three months ended March 31, 2012
Beginning balance (12/31/11)	$31,323	$4,493	$4,576	$1,879	$42,271
Provision	(1,537)	523	1,131	563	680
Chargeoffs	(5,356)	(2,144)	(860)	(424)	(8,784)
Recoveries	171	46	115	24	356

Ending balance (03/31/12)	$24,601	$2,918	$4,962	$2,042	$34,523

December 31, 2012
Period-end amount allocated to:
Loans individually evaluated for impairment	$2,380	$478	$—	$166	$3,024
Loans collectively evaluated for impairment	11,439	926	4,459	1,282	18,106

Ending balance	$13,819	$1,404	$4,459	$1,448	$21,130

Period-end balances:
Loans individually evaluated for impairment	$43,013	$7,547	$8,784	$1,673	$61,017
Loans collectively evaluated for impairment	769,155	25,305	205,809	24,870	1,025,139

Ending balance	$812,168	$32,852	$214,593	$26,543	$1,086,156

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any chargeoffs or partial chargeoffs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2013:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
				Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$19,294	$17,454	$—	$19,759	$155	$164
Multifamily residential	775	681	—	1,784	—	1
Nonresidential	6,255	5,657	—	13,545	9	35
Land	3,700	3,700	—	4,278	—	—

Total	30,024	27,492	—	39,366	164	200
Construction loans
One-to four-family residential	12,493	1,526	—	3,855	—	3
Multifamily and nonresidential	—	—	—	—	—	—

Total	12,493	1,526	—	3,855	—	3
Consumer loans
Home Equity	9,463	8,874	—	6,685	108	116
Auto	58	37	—	48	—	1
Marine	188	188	—	226	—	2
Recreational vehicle	1,131	1,000	—	722	5	6
Other	7	7	—	5	—	—

Total	10,847	10,106	—	7,686	113	125
Commercial loans
Secured	2,046	1,141	—	1,307	—	18
Unsecured	3,291	712	—	250	15	11

Total	5,337	1,853	—	1,557	15	29

Total with no specific allowance recorded	$58,701	$40,977	$—	$52,464	$292	$357

(Continued)

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
				Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$735	$735	$260	$1,269	$—	$—
Multifamily residential	1,120	1,064	281	2,062	2	2
Nonresidential	12,610	12,095	1,840	11,933	5	15
Land	3,913	2,127	727	2,441	—	—

Total	18,378	16,021	3,108	17,705	7	17
Construction loans
One-to four-family residential	5,306	3,411	318	6,801	—	—
Multifamily and nonresidential	—	—	—	—	—	—

Total	5,306	3,411	318	6,801	—	—
Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	—	—	—	18	—	—
Other	—	—	—	—	—	—

Total	—	—	—	18	—	—
Commercial loans
Secured	571	204	10	409	—	3
Unsecured	—	—	—	—	—	—

Total	571	204	10	409	—	3

Total with a specific allowance recorded	24,255	19,636	3,436	24,933	7	20

Total impaired	$82,956	$60,613	$3,436	$77,397	$299	$377

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2012:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
				Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$32,370	$28,522	$—	$26,423	$139	$209
Multifamily residential	4,840	3,871	—	4,143	10	51
Nonresidential	31,560	29,180	—	27,261	105	207
Land	7,822	6,260	—	6,727	8	16

Total	76,592	67,833	—	64,554	262	483
Construction loans
One-to four-family residential	17,006	10,310	—	13,199	43	82
Multifamily and nonresidential	707	—	—	—	—	—

Total	17,713	10,310	—	13,199	43	82
Consumer loans
Home Equity	5,954	4,415	—	2,410	39	51
Auto	74	53	—	64	—	1
Marine	371	357	—	89	—	5
Recreational vehicle	1,094	749	—	214	—	10
Other	7	7	—	7	—	—

Total	7,500	5,581	—	2,784	39	67
Commercial loans
Secured	2,670	1,834	—	1,708	7	42
Unsecured	23,397	756	—	496	6	13

Total	26,067	2,590	—	2,204	13	55
Total with no specific allowance recorded	$127,872	$86,314	$—	$82,741	$357	$687

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
				Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$1,177	$630	$51	$2,882	$—	$7
Multifamily residential	4,072	2,375	158	2,617	—	15
Nonresidential	37,594	34,043	3,993	37,846	193	370
Land	4,657	2,775	304	3,595	—	—

Total	47,500	39,823	4,506	46,940	193	392
Construction loans
One-to four-family residential	31,596	14,252	1,569	20,505	5	17
Multifamily and nonresidential	—	—	—	—	—	—

Total	31,596	14,252	1,569	20,505	5	17
Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	121	—	—
Recreational vehicle	88	36	19	18	—	—
Other	—	—	—	—	—	—

Total	88	36	19	139	—	—
Commercial loans
Secured	865	516	181	3,857	1	2
Unsecured	—	—	—	452	—	—

Total	865	516	181	4,309	1	2

Total with a specific allowance recorded	80,049	54,627	6,275	71,893	199	411

Total impaired	$207,921	$140,941	$6,275	$154,634	$556	$1,098

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$18,672	$16,947	$—
Multifamily residential	1,173	1,078	—
Nonresidential	13,240	12,638	—
Land	4,577	3,804	—

Total	37,662	34,467	—
Construction loans
One-to four-family residential	17,912	3,580	—
Multifamily and nonresidential	571	—	—

Total	18,483	3,580	—
Consumer loans
Home Equity	8,867	7,958	—
Auto	68	44	—
Marine	190	190	—
Recreational vehicle	887	592	—
Other	—	—	—

Total	10,012	8,784	—
Commercial loans
Secured	2,122	1,212	—
Unsecured	2,861	38	—

Total	4,983	1,250	—

Total	$71,140	$48,081	$—

(Continued)

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$735	$735	$260
Multifamily residential	996	981	57
Nonresidential	5,218	4,703	1,336
Land	3,913	2,127	727

Total	10,862	8,546	2,380
Construction loans
One-to four-family residential	6,455	3,967	478
Multifamily and nonresidential	—	—	—

Total	6,455	3,967	478
Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	—	—	—
Commercial loans
Secured	798	423	166
Unsecured	—	—	—

Total	798	423	166

Total	18,115	12,936	3,024

Total	$89,255	$61,017	$3,024

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of March 31, 2013:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

(Dollars in thousands)

	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$5,978	$—
Multifamily residential	1,727	—
Nonresidential	17,432	3,589
Land	5,957	—

Total	31,094	3,589

Construction Loans
One-to four-family residential	4,931	—
Multifamily and nonresidential	0	—

Total	4,931	—

Consumer Loans
Home Equity	2,994	—
Auto	91	—
Marine	171	5
Recreational vehicle	340	—
Other	7	—

Total	3,603	5

Commercial Loans
Secured	891	—
Unsecured	601	—

Total	1,492	—

Total	$41,120	$3,594

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2012

(Dollars in thousands)

	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$5,437	$—
Multifamily residential	2,027	—
Nonresidential	17,065	3,678
Land	6,047	—

Total	30,576	3,678

Construction Loans
One-to four-family residential	7,466	—
Multifamily and nonresidential	—	—

Total	7,466	—

Consumer Loans
Home Equity	3,298	—
Auto	105	—
Marine	176	—
Recreational vehicle	1,259	—
Other	4	—

Total	4,842	—

Commercial Loans
Secured	1,194	—
Unsecured	31	—

Total	1,225	—

Total	$44,109	$3,678

The following tables present an age analysis of past-due loans, segregated by class of loans as of March 31, 2013:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$2,878	$208	$4,567	$7,653	$562,724	$570,377
Multifamily residential	—	—	1,727	1,727	68,130	69,857
Nonresidential	273	256	19,809	20,338	112,324	132,662
Land	148	36	5,957	6,141	9,075	15,216

Total	3,299	500	32,060	35,859	752,253	788,112

Construction Loans
One-to four-family residential	—	137	4,863	5,000	27,866	32,866
Multifamily and nonresidential	—	—	—	—	4,584	4,584

Total	—	137	4,863	5,000	32,450	37,450

Consumer Loans
Home Equity	905	349	2,148	3,402	168,493	171,895
Auto	6	3	52	61	6,979	7,040
Marine	67	—	21	88	4,765	4,853
Recreational vehicle	853	86	151	1,090	19,298	20,388
Other	1	10	6	17	2,303	2,320

Total	1,832	448	2,378	4,658	201,838	206,496

Commercial Loans
Secured	325	—	204	529	20,547	21,076
Unsecured	—	—	604	604	1,397	2,001

Total	325	—	808	1,133	21,944	23,077

Total	$5,456	$1,085	$40,109	$46,650	$1,008,485	$1,055,135

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2012:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$1,995	$784	$4,495	$7,274	$569,975	$577,249
Multifamily residential	158	—	1,630	1,788	79,135	80,923
Nonresidential	—	176	19,942	20,118	118,070	138,188
Land	83	—	6,044	6,127	9,681	15,808

Total	2,236	960	32,111	35,307	776,861	812,168

Construction Loans
One-to four-family residential	54	—	7,398	7,452	20,866	28,318
Multifamily and nonresidential	—	—	—	—	4,534	4,534

Total	54	—	7,398	7,452	25,400	32,852

Consumer Loans
Home Equity	1,135	475	2,071	3,681	173,549	177,230
Auto	35	7	83	125	7,523	7,648
Marine	—	—	8	8	4,934	4,942
Recreational vehicle	447	32	353	832	21,418	22,250
Other	—	1	3	4	2,519	2,523

Total	1,617	515	2,518	4,650	209,943	214,593

Commercial Loans
Secured	16	—	23	39	24,204	24,243
Unsecured	—	728	6	734	1,566	2,300

Total	16	728	29	773	25,770	26,543

Total	$3,923	$2,203	$42,056	$48,182	$1,037,974	$1,086,156

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2013:

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	13	$743	$762
Multifamily residential	—	—	—
Nonresidential	—	—	—
Land	—	—	—

Total	13	743	762

Construction Loans
One-to four-family residential	—	—	—
Multifamily and nonresidential	—	—	—

Total	—	—	—

Consumer Loans
Home Equity	26	871	877
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	4	791	804
Other	—	—	—

Total	30	1,662	1,681

Commercial Loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total Restructured Loans	43	$2,405	$2,443

The troubled debt restructurings described above increased the allowance for loan losses by $374,000, but did not result in any chargeoffs during the three months ended March 31, 2013.

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ended March 31, 2013:

	Number of loans	Recorded Investment
(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	5	$293
Multifamily residential	—	—
Nonresidential	—	—
Land	—	—

Total	5	293

Construction Loans
One-to four-family residential	—	—
Multifamily and nonresidential	—	—

Total	—	—

Consumer Loans
Home Equity	7	389
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—

Total	7	389

Commercial Loans
Secured	—	—
Unsecured	—	—

Total	—	—

Total Restructured Loans	12	$682

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

The terms of certain other loans were modified during the period ended March 31, 2013, but they did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2013 of $9.3 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

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

As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

March 31, 2013

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$562,131	$412	$7,834	$—	$—	$7,834	$570,377
Multifamily residential	57,458	8,338	4,061	—	—	4,061	69,857
Nonresidential	97,860	7,461	27,341	—	—	27,341	132,662
Land	9,116	273	5,827	—	—	5,827	15,216

Total	726,565	16,484	45,063	—	—	45,063	788,112

Construction Loans
One-to four-family residential	27,735	194	4,937	—	—	4,937	32,866
Multifamily and nonresidential	4,584	—	—	—	—	—	4,584

Total	32,319	194	4,937	—	—	4,937	37,450

Consumer Loans
Home Equity	168,649	—	3,246	—	—	3,246	171,895
Auto	6,885	47	108	—	—	108	7,040
Marine	4,659	6	188	—	—	188	4,853
Recreational vehicle	19,998	—	390	—	—	390	20,388
Other	2,306	—	14	—	—	14	2,320

Total	202,497	53	3,946	—	—	3,946	206,496

Commercial Loans
Secured	17,427	868	2,781	—	—	2,781	21,076
Unsecured	1,071	55	875	—	—	875	2,001

Total	18,498	923	3,656	—	—	3,656	23,077

Total	$979,879	$17,654	$57,602	$—	$—	$57,602	$1,055,135

Loans

December 31, 2012

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$569,204	$459	$7,586	$—	$—	$7,586	$577,249
Multifamily Residential	69,060	8,409	3,454	—	—	3,454	80,923
Nonresidential	99,275	12,234	26,679	—	—	26,679	138,188
Land	9,596	280	5,932	—	—	5,932	15,808

Total	747,135	21,382	43,651	—	—	43,651	812,168

Construction Loans
One-to four-family Residential	20,577	196	7,545	—	—	7,545	28,318
Multifamily and Nonresidential	4,534	—	—	—	—	—	4,534

Total	25,111	196	7,545	—	—	7,545	32,852

Consumer Loans
Home Equity	173,696	82	3,534	—	—	3,534	177,230
Auto	7,453	7	113	—	—	113	7,648
Marine	4,745	—	190	—	—	190	4,942
Recreational vehicle	20,859	—	1,391	—	—	1,391	22,250
Other	2,507	—	16	—	—	16	2,523

Total	209,260	89	5,244	—	—	5,244	214,593

Commercial Loans
Secured	20,843	769	2,631	—	—	2,631	24,243
Unsecured	1,481	11	808	—	—	808	2,300

Total	22,324	780	3,439	—	—	3,439	26,543

Total	$1,003,830	$22,447	$59,879	$—	$—	$59,879	$1,086,156

7. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at March 31, 2013 and December 31, 2012. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balance of these loans are as follows:

	March 31, 2013	December 31, 2012
Mortgage loan portfolios serviced for:
FHLMC	$819,209	$817,108
FNMA	311,026	316,142

Escrow balances are maintained at the FHLB in connection with serviced loans totaling $2.2 million and $1.7 million at March 31, 2013 and December 31, 2012, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(Dollars in thousands)
Balance, beginning of year	$5,506	$6,375
Originations	1,282	531
Amortized to expense	(660)	(641)

Balance, end of period	6,128	6,265
Less valuation allowance	(245)	(837)

Net balance	$5,883	$5,428

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
	(Dollars in thousands)
Balance, beginning of year	$(680)	$(1,785)
Impairment charges	—	—
Recoveries	435	948

Balance, end of period	$(245)	$(837)

The fair value of mortgage servicing rights as of March 31, 2013, was approximately $7.6 million and at December 31, 2012, the fair value was approximately $6.8 million.

Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2013, and December 31, 2012, were as follows:

	March 31, 2013	December 31, 2012
Weighted average prepayment rate	347 PSA	401 PSA
Weighted average life (in years)	3.97	3.93
Weighted average discount rate	8.00%	8.00%

8. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at March 31, 2013 and 2012 were as follows:

	March 31,	March 31,
	2013	2012
	(Dollars in thousands)
Real estate owned and other repossessed assets	$21,989	$34,959
Valuation allowance	(6,207)	(5,902)

End of period	$15,782	$29,057

Activity in the valuation allowance was as follows:

	March 31,	March 31,
	2013	2012
	(Dollars in thousands)
Beginning of year	$6,796	$8,764
Additions charged to expense	323	128
Direct write-downs	(912)	(2,990)

End of period	$6,207	$5,902

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
	(Dollars in thousands)
Net loss on sales	$108	$601
Provision for unrealized losses, net	323	128
Operating expenses, net of rental income	493	702

Total expenses	$924	$1,431

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

Components of net periodic benefit cost are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
	(Dollars in thousands)
Service cost	$ 0	$ 0
Interest cost	13	19
Expected return on plan assets	0	0
Net amortization of prior service cost	(19)	(20)
Recognized net actuarial gain	(28)	(23)

Net periodic benefit cost/(gain)	($34)	($24)

Assumptions used in the valuations were as follows:
Weighted average discount rate	3.00%	4.00%

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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2013 Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$235,149	$—	$235,149	$—
Equity securities	338	338	—	—
Mortgage-backed GSE securities: residential	366,620	—	366,620	—
Interest rate caps	444	—	—	444

		Fair Value Measurements at December 31, 2012 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$163,692	$—	$163,692	$—
Equity securities	313	313	—	—
Mortgage-backed GSE securities: residential	410,557	—	410,557	—
Interest rate caps	436	—	—	436

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2013 and 2012, in thousands:

	Interest Rate Caps
	Three Months Ended	Three Months Ended
	March 31, 2013	March 31, 2012
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$436	$1,933
Total gains (losses) for the period
Included in other income	138	(157)
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(130)	(130)
Sales	—	—

Balance of recurring Level 3 assets at end of period	$444	$1,646

There were no transfers between Level 2 and Level 3 during 2013 or 2012.

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Interest rate caps	$444	Discounted cash flow	Discount rate	0.47%-1.5%

The fair value of interest rate caps was determined using proprietary models from third-party sources taking into account such factors as size of the transaction, the lack of a quoted market and the custom-tailored nature of the transaction. The fair value is inclusive of interest accruals, as applicable.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2013 Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$12,913	$—	$—	$12,913
Construction loans	3,093	—	—	3,093
Commercial loans	194	—	—	194
Mortgage servicing assets	2,112	—	2,112	—
Other real estate owned, net:
Permanent real estate loans	3,365	—	—	3,365
Construction loans	5,396	—	—	5,396

		Fair Value Measurements at December 31, 2012 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$6,166	$—	$—	$6,166
Construction loans	3,489	—	—	3,489
Commercial loans	257	—	—	257
Mortgage servicing assets	4,920	—	4,920	—
Other real estate owned, net:
Permanent real estate loans	3,172	—	—	3,172
Construction loans	6,918	—	—	6,918

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $16.2 million at March 31, 2013, which includes a specific valuation allowance of $3.4 million. This resulted in an increase in the provision for loan losses of $2.9 million during the three months ended March 31, 2013. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $54.6 million at March 31, 2012, with a specific valuation allowance of $6.3 million. This resulted in a decrease of provision for loan losses of $631,000 during the three months ended March 31, 2012. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $9.9 million at December 31, 2012, which includes a specific valuation allowance of $3.0 million. This resulted in an increase of the provision for loan losses of $27,000 during the twelve months ended December 31, 2012.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At March 31, 2013, mortgage servicing rights, carried at fair value, totaled $5.9 million, which is made up of the outstanding balance of $6.1 million, net of a valuation allowance of $245,000. At March 31, 2012, mortgage servicing rights, carried at fair value, totaled $4.2 million, which is made up of the outstanding balance of $6.3 million, net of valuation allowance. At December 31, 2012, mortgage servicing rights, carried at fair value, totaled $4.9 million, which is made up of the outstanding balance of $5.6 million, net of a valuation allowance of $680,000, resulting in a net recovery of $1.1 million for the year ended December 31, 2012. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At March 31, 2013, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a net carrying amount of $8.8 million with a valuation allowance of $6.2 million. This resulted in additional expenses of $323,000 during the three months ended March 31, 2013. Other real estate owned, carried at fair value, which are measured for impairment using the fair value of the property less estimated selling costs, had a carrying amount of $16.4 million, with a valuation allowance of $5.9 million at March 31, 2012. This resulted in additional expenses of $128,000 during the three months ended March 31, 2012. At December 31, 2012, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a net carrying amount of $10.1 million with a valuation allowance of $6.8 million. This resulted in additional expenses of $2.2 million during the twelve months ended December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
(In thousands)
Impaired loans:
Permanent real estate loans	$12,913	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	12.07%-45.44% (28.75%) 7.52%-10.73% (9.49%)

Construction loans	3,093	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	0.00%-25.00% (9.83%) 10.00%

Commercial loans	194	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	1.6%-24.18% (11.15%) 8.5%-10% (9.25%)
Foreclosed assets:
Permanent real estate loans	3,365	Sales comparison approach	Adjustment for differences between comparable sales	3.60%-16.47% (10.20%)

Construction loans	5,396	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-47.24% (17.63%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
(Dollars in thousands)
Impaired loans:
Permanent real estate loans	$6,166	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	12.07%-45.44% (28.75%) 7.52%-10.73% (9.49%)

Construction loans	3,489	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	0.00%-25.00% (9.83%) 10.00%

Commercial loans	257	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	1.6%-24.18% (11.15%) 8.5%-10% (9.25%)
Foreclosed assets:
Permanent real estate loans	3,172	Sales comparison approach	Adjustment for differences between comparable sales	3.60%-16.47% (10.20%)

Construction loans	6,918	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-47.24% (17.63%)

In accordance with generally accepted accounting principles, the carrying value and estimated fair values of financial instruments at March 31, 2013 and December 31, 2012, were as follows:

		Fair Value Measurements at March 31, 2013 Using:
	March 31, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(In thousands)
Assets:
Cash and cash equivalents	$78,084	$78,084	$—	$—
Available for sale securities	602,107	338	601,769	—
Loans held for sale	9,268	—	9,422	—
Loans, net	1,034,415	—	—	1,051,176
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	5,587	—	—	5,587
Interest rate caps	444	—	—	444
Liabilities:
Deposits:
Checking, savings and money market accounts	(922,965)	(922,965)	—	—
Certificates of deposit	(537,995)	—	(549,523)	—
FHLB advances	(50,000)	—	(57,005)	—
Repurchase agreements and other	(90,593)	—	(100,641)	—
Advance payments by borrowers for taxes and insurance	(14,258)	—	(14,258)	—
Accrued interest payable	(597)	—	(597)	—

	December 31, 2012	Fair Value Measurements at December 31, 2012 Using:
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$42,613	$42,613	$—	$—
Available for sale securities	574,562	313	574,249	—
Loans held for sale	13,031	—	13,428	—
Loans, net	1,066,240	—	—	1,087,205
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	6,238	—	2,380	3,858
Interest rate caps	436	—	—	436
Liabilities:
Deposits:
Checking, savings and money market accounts	(902,776)	(902,776)	—	—
Certificates of deposit	(559,298)	—	(571,836)	—
FHLB advances	(50,000)	—	(57,077)	—
Repurchase agreements and other	(90,598)	—	(102,086)	—
Advance payments by borrowers for taxes and insurance	(23,590)	—	(23,590)	—
Accrued interest payable	(563)	—	(563)	—

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

11. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest on deposits and borrowings	$3,485	$5,605
Supplemental schedule of noncash activities:
Loans transferred from portfolio to held for sale	—	1,214
Transfers from loans to real estate owned and other repossessed assets	664	3,154
Transfers from real estate owned to premises and equipment	—	1,746
Amortization of preferred stock discount	821	—

12. EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by Accounting Standard Codification 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. Stock options for 816,342 shares were anti-dilutive for the three months ended March 31, 2013. Stock options for 1,644,503 shares were anti-dilutive for the three months ended March 31, 2012. Convertible preferred stock totaling 7,942 shares was anti-dilutive for the three months ended March 31, 2013.

	Three months ended	Three months ended
	March 31,	March 31,
	2013	2012
	(In thousands, except per share data)
Net income per consolidated statements of income	$2,682	$3,796
Amortization of discount on preferred stock	(821)	—

Net income available to common shareholders	1,861	3,796
Net income allocated to participating securities	(10)	(13)

Net income allocated to common shareholders	$1,851	$3,783

Basic earnings per common share computation:
Distributed earnings allocated to common shareholders	$—	$—
Undistributed earnings allocated to common shareholders	1,851	3,783

Net income allocated to common shareholders	$1,851	$3,783

Weighted average common shares outstanding, including shares considered participating securities	33,689	32,803
Less: Average participating securities	(124)	(110)

Weighted average shares	33,565	32,693

Basic earnings per common share	$0.06	$0.12

Diluted earnings per common share computation:
Net earnings allocated to common shareholders	$1,851	$3,783

Weighted average common shares outstanding for basic earnings per common share	33,565	32,693
Add: Dilutive effects of assumed exercises of stock options	264	4
Add: Dilutive effects of convertible preferred stock	—	—

Weighted average shares and dilutive potential common shares	33,829	32,693

Diluted earnings per common share	$0.05	$0.12

As previously announced and described under Note 15 below, on March 22, 2013, United Community sold 7,942 preferred shares to various investors. In accordance with U.S. Generally Accepted Accounting Principles, United Community will record a beneficial conversion feature (“BCF”) related to the issuance of these preferred shares because they contain a conversion feature at a fixed rate that was in-the-money when issued. A BCF is “in-the-money” when the investor is deemed to be able to obtain the underlying common shares at a below market price upon conversion of the preferred shares. The BCF will be recognized in United Community’s Shareholders’ Equity and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The effective purchase price of the common shares into which the preferred shares are convertible is deemed to be $2.75, which is used to compute the intrinsic value. The intrinsic value is calculated as the difference between the deemed purchase price of the common shares ($2.75 per share) and the market value ($3.60 per share) on the date the preferred shares were issued, March 22, 2013, multiplied by the number of shares into which the preferred shares are convertible. The BCF from the issuance of the convertible preferred shares resulted in $6,750,700 being recorded in United Community’s Shareholders’ Equity as a reduction of preferred stock and an increase to additional paid-in capital. Because additional paid-in capital is included in United Community’s calculation of book value per common share, the additional paid-in capital recorded as a result of the BCF increased United Community’s book value per common share as of March 31, 2013. However, because the BCF is amortized over the period that the preferred shares are expected to be outstanding, this amortization will result in a reduction of book value per common share (defined as shareholders’ equity minus preferred stock divided by the number of common shares outstanding) over this time period for the same amount.

The BCF resulting from the issuance of the preferred shares of United Community is calculated as follows:

Total common shares that may be issued upon conversion of preferred shares	7,942,000
Intrinsic value (Difference between consideration allocated to preferred stock upon conversion at $2.75 per share and market price of $3.60 per share on March 22, 2013)	$0.85

Beneficial conversion feature	$6,750,700

The BCF has no effect on net income. The BCF calculated above is deemed to be an implied dividend for purposes of determining earnings per common share in accordance with U.S. Generally Accepted Accounting Principles, and is amortized over the period the preferred shares are expected to be outstanding. The preferred shares will convert to common shares upon shareholder approval which is being sought in the second quarter 2013. This amortization results in a reduction to retained earnings and thus net income available to common shareholders for earnings per common share purposes. Therefore, United Community will take into account the BCF discount when computing earnings per common share in 2013.

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and reflects no change in unrealized gains and losses on postretirement liability. The change includes reclassification of gains on sales of securities of $721,000 and no impairment charges at March 31, 2013, and gains on sales of securities of $414,000 and no impairment charges at March 31, 2012.

Other comprehensive income (loss) components and related tax effects for the three month periods are as follows:

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2013	2012
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$(2,242)	$(2,469)
Unrealized holding gain (loss) on postretirement benefits	—	—
Reclassification adjustment for (gains) losses realized in income	(721)	(414)

Net unrealized gains	(2,963)	(2,883)
Tax effect	—	—

Net of tax amount	$(2,963)	$(2,883)

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at December 31, 2012	Current Period Change	Balance at March 31, 2013
Unrealized gains (losses) on securities available for sale	$5,082	$(2,963)	$2,119
Unrealized gains (losses) on post-retirement benefits	1,600	—	1,600

Total	$6,682	$(2,963)	$3,719

The following is a summary of each component of accumulated other comprehensive income (loss) that was reclassified into net income during the period:

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
Beginning balance	$5,082	$1,600	$6,682
Other comprehensive loss before reclassification	(2,242)	—	(2,242)
Amounts reclassified from accumulated other comprehensive income	(721)	—	(721)

Net current period other comprehensive loss	(2,963)	—	(2,963)

Ending balance	$2,119	$1,600	$3,719

14. REGULATORY CAPITAL REQUIREMENTS

Home Savings is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Home Savings and United Community. The regulations require Home Savings to meet specific capital adequacy guidelines in keeping with the regulatory framework for prompt corrective action that involve quantitative measures of Home Savings’ assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Home Savings’ capital classification is also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.

Quantitative measures established by regulation for capital adequacy require Home Savings to maintain minimum ratios of Tier 1 (or Core) capital (as defined in the regulations) to average total assets (as defined) and of total risk-based capital (as defined) to risk-weighted assets (as defined). Actual and regulatory required capital ratios for Home Savings, along with the dollar amount of capital implied by such ratios, are presented below.

	As of March 31, 2013
	Actual		Minimum Capital Requirements Per Memorandum of Understanding
	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$192,863	18.28%	$126,632	12.00%
Tier 1 capital to risk-weighted assets	179,566	17.02%	*	*
Tier 1 capital to average total assets**	179,566	9.84%	164,221	8.50%

	As of March 31, 2013
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$84,421	8.00%	$105,527	10.00%
Tier 1 capital to risk-weighted assets	*	*	63,316	6.00%
Tier 1 capital to average total assets**	72,987	4.00%	91,234	5.00%

	As of December 31, 2012
	Actual		Minimum Capital Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$174,139	16.21%	$128,948	12.00%
Tier 1 capital to risk-weighted assets	160,612	14.95%	*	*
Tier 1 capital to average total assets**	160,612	8.70%	166,226	9.00%

	As of December 31, 2012
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$85,965	8.00%	$107,457	10.00%
Tier 1 capital to risk-weighted assets	*	*	64,474	6.00%
Tier 1 capital to average total assets**	73,878	4.00%	92,348	5.00%

*	Ratio is not required under regulations
**	Tier 1 Leverage Capital Ratio

As of March 31, 2013, Home Savings is now considered well capitalized, but must maintain a ratio of total risk based capital to risk weighted assets of 12.0% and a Tier 1 Capital to average total assets ratio of 8.5% in accordance with the MOU. As of December 31, 2012, the FDIC categorized Home Savings as adequately capitalized pursuant to the Consent Order. However, once the Consent Order was terminated on January 31, 2013, Home Savings was then considered well capitalized.

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

The Bank’s Tier 1 Leverage Capital Ratio was 8.70% at December 31, 2012. While Home Savings was still operating under a Consent Order at December 31, 2012 requiring a minimum Tier 1 Leverage Capital Ratio of 9.0%, the Company worked closely with its regulators to keep them informed of the bulk sale of troubled assets that took place on September 22, 2012, and obtained their concurrence to complete the bulk sale along with the Bank’s commitment to meet the 9.0% requirement by March 31, 2013. Under the terms of the MOU entered into on January 31, 2013, Home Savings is required to maintain a Tier 1 Leverage Capital Ratio of 8.50%.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings and consequently Home Savings’ ability to meet its future capital requirements. Refer to Note 2 for a complete discussion of the regulatory enforcement actions.

15. CAPITAL RAISE

On March 22, 2013, United Community sold to 28 accredited investors (the Investors), in a private offering, an aggregate of approximately $39.9 million in United Community securities, including 6,574,272 newly issued common shares at a purchase price of $2.75 per share, and 7,942 newly created and issued perpetual mandatorily convertible non-cumulative preferred shares of United Community at a purchase price of $2,750 per share. Legal, investment banking and other consulting expenses incurred by United Community to complete this private placement portion of the capital raise aggregated $4.0 million. The increase in equity from this private placement was reduced by these expenses. On March 26, 2013, the Board of Directors of United Community approved an equity investment by United Community of $16.0 million into Home Savings.

Upon receipt of United Community shareholder approval, each of the preferred shares will automatically convert into 1,000 United Community common shares. However, there can be no assurance that United Community will receive such shareholder approval. The preferred shares will initially not pay any dividends, but if they are not converted into common shares prior to June 30, 2013, semi-annual non-cumulative cash dividends will take effect at an annual rate of 12.00%, payment of which is subject to regulatory approval. The preferred shares are redeemable by United Community at any time upon prior receipt of applicable regulatory approvals.

Also on January 11, 2013, United Community entered into subscription agreements with certain of United Community’s directors, officers and their affiliates pursuant to which these insider investors will invest an aggregate of approximately $2.1 million in United Community for 755,820 newly issued common shares, at the same purchase price of $2.75 per share. The issuance and sale of such common shares to the insider investors is subject to United Community shareholder approval.

16. INCOME TAXES

As of March 31, 2013 and December 31, 2012, the deferred tax asset was $28.8 million. Management recorded a valuation allowance against deferred tax assets at March 31, 2013 and December 31, 2012 based primarily on its cumulative pre-tax losses during the past three years. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

Based on the offering of stock in the first quarter of 2013, management has made a preliminary assessment that a change in ownership in accordance with the guidelines of section 382 of the Internal Revenue Code of 1986 has not occurred.

17. SUBSEQUENT EVENTS

On April 26, 2013, United Community issued a prospectus for the purpose of offering existing shareholders the right to purchase up to $5.0 million of United Community common shares at $2.75 per share.

Under the terms of this rights offering, United Community will distribute, at no charge to shareholders of record, non-transferable subscription rights to purchase up to 1,818,181 of United Community common shares. Each shareholder will receive the right to purchase 0.06 common shares for each common share held as of 5:00 p.m. Eastern Standard Time, on March 21, 2013, the record date of the rights offering. Each subscription right will entitle the shareholder to purchase one common share at a subscription price of $2.75 per share, which is referred to as the basic subscription privilege, subject to certain limitations and subject to allotment. Shareholders will also be entitled to exercise an oversubscription privilege, subject to certain limitations and subject to allotment, to purchase a portion of any unsubscribed common shares at the same subscription price of $2.75 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

	At or For the Three Months Ended March 31,
	2013	2012
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	0.59%	0.74%
Return on average equity (3)	6.14%	7.89%
Interest rate spread (4)	2.86%	3.11%
Net interest margin (5)	3.01%	3.30%
Noninterest expense to average assets	3.05%	3.23%
Efficiency ratio (6)	75.55%	77.35%
Average interest-earning assets to average interest-bearing liabilities	118.44%	115.63%
Capital ratios:
Average equity to average assets	9.60%	9.41%
Equity to assets, end of period	11.27%	9.31%
Tier 1 leverage ratio	9.84%	8.96%
Tier 1 risk-based capital ratio	17.02%	13.94%
Total risk-based capital ratio	18.28%	15.21%
Asset quality ratio:
Nonperforming loans to total loans at end of period (7)	4.32%	8.29%
Nonperforming assets to average assets (8)	3.32%	6.79%
Nonperforming assets to total assets at end of period	3.30%	6.81%
Allowance for loan losses as a percent of loans	2.07%	2.54%
Allowance for loan losses as a percent of nonperforming loans (7)	48.81%	31.41%
Texas ratio (9)	26.52%	61.98%
Total classified assets as a percent of Tier 1 Capital	40.87%	106.60%
Total classified loans as a percent of Tier 1 Capital and ALLL	28.60%	89.76%
Total classified assets as a percent of Tier 1 Capital and ALLL	36.44%	103.06%
Net chargeoffs as a percent of average loans	0.52%	2.48%
Total 90+ days past due as a percent of total loans	3.88%	6.90%
Office data:
Number of full service banking offices	33	34
Number of loan production offices	9	8
Per share data:
Basic earnings per common share (10)	$0.06	$0.12
Diluted earnings per common share (10)	0.05	0.12
Book value per common share (11)	4.81	5.78
Tangible book value per common share (12)	4.81	5.77

Notes:

1.	Ratios for the three month periods are annualized where appropriate
2.	Net income divided by average total assets
3.	Net income divided by average total equity
4.	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities
5.	Net interest income as a percent of average interest-earning assets
6.	Noninterest expense, excluding the amortization of the core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities, other than temporary impairment charges, and gains and losses on foreclosed assets
7.	Nonperforming loans consist of nonaccrual loans and loans past due ninety days and still accruing
8.	Nonperforming assets consist of nonperforming loans, real estate owned and other repossessed assets
9.	Nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses
10.	Net income available to common shareholders divided by the number of basic or diluted shares outstanding
11.	Shareholders’ equity minus preferred stock divided by number of common shares outstanding
12.	Shareholders’ equity minus preferred stock and core deposit intangible divided by number of common shares outstanding

Forward Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “plan to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in United Community’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings’ market area, and competition that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above could affect United Community’s financial performance and could cause United Community’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. United Community undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

Total assets increased $23.4 million to $1.8 billion at March 31, 2013, compared to December 31, 2012. Contributing to the change was an increase in cash and cash equivalents of $35.5 million and an increase in available for sale securities of $27.5 million offset by a decrease in net loans of $31.8 million, a decrease in net loans held for sale of $3.8 million and a decrease in real estate owned and other repossessed assets of $2.7 million.

Funds not currently utilized for general corporate purposes are invested in overnight funds and available for sale securities. Cash and cash equivalents increased during the first quarter of 2013 as a result of the increase in balances maintained at the Federal Reserve due to the private placement portion of United Community’s capital raise. On March 22, 2013, United Community received $39.9 million ($18.1 million for 6,574,272 common shares and $21.8 million for 7,942 preferred shares) from the private placement portion of the capital raise.

In the first three months of 2013, the Company sold approximately $27.9 million in available for sale securities, recognizing $721,000 in net gains on the sales. The Company also purchased securities with a face value of $115.0 million to replace the securities sold during the period and to replace loan balances that continued to decline. Maturities, paydowns, and the change in the unrealized gain on the portfolio also contributed to the change in the size of the securities portfolio.

Loans held for sale were $9.3 million at March 31, 2013, compared to $13.0 million at December 31, 2012. The change was primarily attributable to the timing of sales during the period. Home Savings sells a portion of newly originated loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Net loans decreased $31.8 million during the first three months of 2013. Contributing to the decrease were a decline in overall loan demand during the period, continued refinance activity in Home Savings’ mortgage portfolio, and continued resolution of nonperforming and classified credits.

The following table summarizes the trend in the allowance for loan losses as of March 31, 2013:

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31, 2012	Provision	Recovery	Chargeoff	March 31, 2013
Real Estate Loans
Permanent
One-to four-family residential	$6,958	$1,004	$52	$(689)	$7,325
Multifamily residential	1,223	195	10	(51)	1,377
Nonresidential	4,801	1,055	7	(466)	5,397
Land	837	(225)	196	—	808

Total	13,819	2,029	265	(1,206)	14,907

Construction Loans
One-to four-family residential	1,267	(37)	281	(206)	1,305
Multifamily and nonresidential	137	19	2	(20)	138

Total	1,404	(18)	283	(226)	1,443

Consumer Loans
Home Equity	3,150	325	29	(387)	3,117
Auto	49	(2)	3	(2)	48
Marine	264	(119)	1	—	146
Recreational vehicle	829	196	46	(144)	927
Other	167	(162)	78	(67)	16

Total	4,459	238	157	(600)	4,254

Commercial Loans
Secured	783	(45)	7	(128)	617
Unsecured	665	(140)	81	—	606

Total	1,448	(185)	88	(128)	1,223

Total	$21,130	$2,064	$793	$(2,160)	$21,827

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for possible loan losses charged to expense. The allowance for loan losses increased to $21.8 million at March 31, 2013, from $21.1 million at December 31, 2012, an increase of $697,000. The allowance for loan losses as a percentage of loans was 2.07% at March 31, 2013, compared to 1.94% at December 31, 2012. The allowance for loan losses as a percentage of nonperforming loans was 48.81% at March 31, 2013, compared to 44.22% at December 31, 2012. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net chargeoffs or recoveries, among other factors.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $60.6 million at March 31, 2013 as compared to $61.0 million at December 31, 2012. The schedule below summarizes impaired loans for March 31, 2013 and December 31, 2012.

Impaired Loans

(Dollars in thousands)

	March 31, 2013	December 31, 2012	Change
Real Estate Loans
Permanent
One-to four-family residential	$18,189	$17,681	$508
Multifamily residential	1,745	2,059	(314)
Nonresidential	17,752	17,341	411
Land	5,827	5,931	(104)

Total	43,513	43,012	501

Construction Loans
One-to four-family residential	4,937	7,547	(2,610)
Multifamily and nonresidential	—	—	—

Total	4,937	7,547	(2,610)

Consumer Loans
Home Equity	8,874	7,959	915
Auto	37	44	(7)
Boat	188	190	(2)
Recreational vehicle	1,000	592	408
Other	7	—	7

Total	10,106	8,785	1,321

Commercial Loans
Secured	1,345	1,635	(290)
Unsecured	712	38	674

Total	2,057	1,673	384

Total Impaired Loans	$60,613	$61,017	$(404)

The decrease in impaired loans can be largely attributed to the resolution of loans through principal payments, charge offs, sale of the loan or collateral, or by Home Savings taking possession of the collateral.

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

A debt restructuring is not necessarily a TDR for purposes of this definition even if the borrower is experiencing some financial difficulties. A TDR is not involved if:

•	the fair value of cash, other assets, or an equity interest accepted by Home Savings from a borrower in full satisfaction of its loan at least equals the recorded investment in the loan;

•	the fair value of cash, other assets, or an equity interest transferred by a borrower to Home Savings in full settlement of its loan at least equals the carrying amount of the loan;

•	Home Savings reduces the effective interest rate on the loan primarily to reflect a decrease in market interest rates in general or a decrease in the risk so as to maintain a relationship with a borrower that can readily obtain funds from other sources at the current market interest rate; or

•	Home Savings issues, in exchange for the original loan, a new marketable loan having an effective interest rate based on its market price that is at or near the current market interest rates of loans with similar maturity dates and stated interest rates issued by other banks.

The change in TDRs for the three months ended March 31, 2013 is as follows:

Troubled Debt Restructurings

	March 31, 2013	December 31, 2012	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$15,744	$15,299	$445
Multifamily residential	—	—	—
Nonresidential	921	946	(25)
Land	—	105	(105)

Total	16,665	16,350	315

Construction Loans
One-to four-family residential	119	576	(457)
Multifamily and nonresidential	—	—	—

Total	119	576	(457)

Consumer Loans
Home Equity	8,740	7,253	1,487
Auto	13	13	—
Marine	—	—	—
Recreational vehicle	755	—	755
Other	7	7	—

Total	9,515	7,273	2,242

Commercial Loans
Secured	1,129	1,212	(83)
Unsecured	—	25	(25)

Total	1,129	1,237	(108)

Total Restructured Loans	$27,428	$25,436	$1,992

The increase in the level of TDR loans during the three months ended March 31, 2013 was attributable primarily to focused modification efforts within the home equity portfolio.

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. TDR loans that were on nonaccrual status aggregated $3.6 million and $4.4 million at March 31, 2013 and December 31, 2012, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $23.8 million and $21.0 million at March 31, 2013 and December 31, 2012, respectively.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $44.7 million, or 4.32% of net loans, at March 31, 2013, compared to $47.8 million, or 4.48% of net loans, at December 31, 2012.

The schedule below summarizes the change in nonperforming loans for the first three months of 2013.

Nonperforming Loans

(Dollars in thousands)

	March 31, 2013	December 31, 2012	Change
Real Estate Loans
Permanent
One-to four-family residential	$5,978	$5,437	$541
Multifamily residential	1,727	2,027	(300)
Nonresidential	21,021	20,743	278
Land	5,957	6,047	(90)

Total	34,683	34,254	429

Construction Loans
One-to four-family residential	4,931	7,465	(2,534)
Multifamily and nonresidential	—	—	—

Total	4,931	7,465	(2,534)

Consumer Loans
Home Equity	2,994	3,298	(304)
Auto	91	105	(14)
Marine	176	176	—
Recreational vehicle	340	1,259	(919)
Other	7	5	2

Total	3,608	4,843	(1,235)

Commercial Loans
Secured	891	1,194	(303)
Unsecured	601	31	570

Total	1,492	1,225	267

Total Nonperforming Loans	$44,714	$47,787	$(3,073)

Loans held for sale decreased $3.8 million, or 28.9%, to $9.3 million at March 31, 2013, compared to $13.0 million at December 31, 2012. The change was primarily attributable to the timing of sales during the period. Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

FHLB stock remained at $26.5 million for March 31, 2013 and December 31, 2012. During the first three months of 2013, the FHLB paid a cash dividend in lieu of a stock dividend to its member banks.

Real estate owned and other repossessed assets decreased $2.7 million, or 14.4%, during the three months ended March 31, 2013. The following table summarizes the activity in real estate owned and other repossessed assets during the period:

	Real Estate Owned	Repossessed Assets	Total
Balance at Beginning of period	$18,075	$365	$18,440
Acquisitions	359	305	664
Sales, net of gains	(2,780)	(237)	(3,017)
Change in valuation allowance	(305)	—	(305)

Balance at End of period	$15,349	$433	$15,782

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of March 31, 2013:

	Balance	Valuation Allowance	Net Balance
	(In thousands)
Real estate owned
One-to four-family	$6,582	$(676)	$5,906
Multifamily residential	—	—	—
Nonresidential	757	(95)	662
One-to four-family residential construction	13,392	(5,359)	8,033
Land	825	(77)	748

Total real estate owned	21,556	(6,207)	15,349
Repossessed assets
Auto	3	—	3
Marine	146	—	146
Recreational vehicle	284	—	284

Total repossessed assets	433	—	433

Total real estate owned and other repossessed assets	$21,989	$(6,207)	$15,782

Property acquired in the settlement of loans is recorded at the lower of (a) the loan’s acquisition balance less cost to sell or (b) the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to reflect properly the asset at fair value. The increase in the valuation allowance on property acquired in relation to one-to four-family residential construction loans was due to the decline in market value of those properties.

Total deposits decreased $1.1 million to $1.5 billion at March 31, 2013, compared to December 31, 2012. The primary cause for the decrease in deposits was due to the decline in certificates of deposit. As certificates of deposit matured, the Company was able to retain most of these deposits in other interest-bearing non-time deposit accounts at substantially lower rates. As of March 31, 2013, Home Savings had no brokered deposits.

Advance payments by borrowers for taxes and insurance decreased $9.3 million during the first three months of 2013. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $2.0 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $7.3 million.

During the first three months of 2013, Home Savings received requests for reimbursements from Freddie Mac and Fannie Mae for the purpose of making them whole on certain loans sold in the secondary market. These loans have certain identified weakness such that, in the opinion of management, a settlement to the investor is most appropriate. For the three months ended March 31, 2013, Home Savings incurred expenses of $570,000 associated with such repurchases. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $706,000 at March 31, 2013. Management believes this reserve is appropriate given the historical losses incurred to date and the probability future losses will be deemed certain.

Shareholders’ equity increased $35.8 million to $206.5 million at March 31, 2013, from $170.7 million at December 31, 2012. The change occurred primarily due to the successful completion of the private placement portion of the capital raise and net income recognized during the period, offset by the adjustment to other comprehensive income for the change in the valuation of available for sale securities during the period.

On January 11, 2013, United Community entered into securities purchase agreements with 28 accredited investors, pursuant to which the Investors agreed to invest an aggregate of approximately $39.9 million in United Community for 6,574,272 newly issued common shares of United Community at a purchase price of $2.75 per share, and 7,942 newly created and issued perpetual mandatorily convertible non-cumulative preferred shares of United Community at a purchase price of $2,750 per share. On March 22, 2013, United Community received $39.9 million from the completion of this portion of the private placement of the capital raise. Legal, investment banking and other consulting expenses incurred by United Community to complete this portion of the capital raise aggregated $4.0 million. The increase in equity from this private placement was reduced by these expenses.

Upon United Community shareholder approval, each of the preferred shares will automatically convert into 1,000 United Community common shares. However, there can be no assurance that United Community will receive such shareholder approval. The preferred shares will initially not pay any dividends, but if they are not converted into common shares prior to June 30, 2013, semi-annual non-cumulative cash dividends will take effect at an annual rate of 12.00%, payment of which is subject to regulatory approval. The preferred shares can be redeemed by United Community at any time upon prior receipt of applicable regulatory approvals.

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

The Board considered at great lengths the merits of a capital raise and the amount to be raised, including, but not limited to: the requirements of the current regulatory orders and previous regulatory directives regarding capital levels; higher regulatory capital requirements that might apply to United Community in the near future from the implementation of proposed Basel III capital requirements; the need to maintain a capital cushion above regulatory capital minimums to absorb any potential losses that might still arise in the loan portfolio (given our asset quality metrics which, while improved, remain elevated as compared to our capital levels and compared to peer levels); and United Community’s liquidity requirements and its need to act as a source of strength to Home Savings. The Board also took into account possible strategic opportunities for deploying the increased capital, and the improved likelihood of successfully doing so if capital levels were sufficient to allow United Community to pursue such strategies without financing contingencies.

On April 26, 2013, United Community issued a prospectus for the purpose of offering existing shareholders the right to purchase up to $5.0 million of United Community common shares at $2.75 per share.

Comparison of Operating Results for the Three Months Ended

March 31, 2013 and March 31, 2012

Net Income. United Community recognized net income for the three months ended March 31, 2013, of $2.7 million. Compared with the first quarter of 2012, net interest income decreased $3.0 million, the provision for loan losses increased $1.4 million, non-interest income increased $602,000 and noninterest expense decreased $2.6 million. United Community’s annualized return on average assets and return on average equity were 0.59% and 6.14%, respectively, for the three months ended March 31, 2013. The annualized return on average assets and return on average equity for the comparable period in 2012 were 0.74% and 7.89%, respectively.

The BCF has no effect on net income. The BCF calculated above is deemed to be an implied dividend for purposes of determining of earnings per common share in accordance with U.S. Generally Accepted Accounting Principles, and is amortized over the period the preferred shares are expected to be outstanding. The preferred shares will convert to common shares upon shareholder approval which is being sought in the second quarter 2013. This amortization results in a reduction to retained earnings and thus net income available to common shareholders for earnings per common share purposes. Therefore, United Community will take into account the BCF discount when computing earnings per common share in 2013.

Net Interest Income. Net interest income for the three months ended March 31, 2013 and March 31, 2012, was $12.9 million and $15.9 million, respectively. Total interest income decreased $5.1 million in the first quarter of 2013 compared to the first quarter of 2012, primarily as a result of a decrease of $311.2 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 38 basis points. Home Savings’ construction and segments of its commercial real estate loan portfolios declined as a result of executing its strategic objective of reducing specific concentrations in these portfolios.

Total interest expense decreased $2.2 million for the quarter ended March 31, 2013, as compared to the same quarter last year. The change was due primarily to reductions of $1.9 million in interest paid on deposits. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. Between March 31, 2012, and March 31, 2013, the average outstanding balance of certificates of deposit declined by $172.7 million, while non-time deposits increased by $49.1 million. Also contributing to the decrease was a reduction of 69 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 12 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended March 31, 2013, decreased to 2.86% compared to 3.12% for the quarter ended March 31, 2012. The net interest margin decreased 29 basis points to 3.01% for the three months ended March 31, 2013 compared to 3.30% for the same quarter in 2012.

	For the Three Months Ended March 31,
	2013 vs. 2012
	Increase (decrease) due to		Total increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,208)	$(3,821)	$(5,029)
Loans held for sale	(167)	156	(11)
Investment securities:
Available for sale	569	(635)	(66)
FHLB stock	(17)	—	(17)
Other interest-earning assets	—	(3)	(3)

Total interest-earning assets	$(823)	$(4,303)	$(5,126)

Interest-bearing liabilities:
Savings accounts	(4)	8	4
NOW and money market accounts	(202)	27	(175)
Certificates of deposit	(1,058)	(716)	(1,774)
Federal Home Loan Bank advances	(1,048)	839	(209)
Repurchase agreements and other	(10)	—	(10)

Total interest-bearing liabilities	$(2,322)	$158	(2,164)

Change in net interest income			$(2,962)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased to $2.1 million in the first quarter of 2013, compared to $680,000 in the first quarter of 2012. This $1.4 million increase in the provision for loan losses is primarily a result of chargeoffs of $560,000 associated with one commercial lending relationship that was settled in the first quarter of 2013. In addition, a $382,000 specific reserve was established on another commercial relationship to adjust the net book value to an anticipated resolution balance. These two transactions caused the provision in the first quarter of 2013 to exceed the provision for loan losses for the same time period in 2012.

Noninterest Income. Noninterest income increased in the first quarter of 2013 to $5.7 million, as compared to noninterest income for the first quarter of 2012 of $5.1 million. Increased noninterest income was a result of higher gains recognized on the sale of securities available for sale, fewer losses recognized on the valuation and disposal of real estate owned and other repossessed assets and increased mortgage banking income recognized in the first quarter of 2013 as compared to the same quarter in 2012. The increase in mortgage banking income was due to an overall increase in the volume of loans originated for sale in the current quarter. In the first quarter of 2013, Home Savings sold approximately $76.9 million of loans and subsequently recognized a $1.6 million gain. Further impacting the comparison, Home Savings recognized lower losses on the disposal of real estate owned and other repossessed assets in the first quarter of 2013, as compared to the first quarter of 2012. These positive changes were offset by lower service fees and other charges recognized, compared to the first quarter of 2012. This change was a result of a lower valuation adjustment recognized on deferred mortgage servicing rights in the first quarter of 2013 as compared to the same period in 2012.

Noninterest Expense. Noninterest expense was $13.9 million in the first quarter of 2013, compared to $16.5 million in the first quarter of 2012. In the first quarter of 2013, salaries and employee benefits were down because of the recognition of expenses associated with a restricted stock grant that occurred in the first quarter of 2012. A similar award was not granted in 2013. Deposit insurance premiums were lower in the first quarter of 2013 due to the Bank being able to avail itself of more favorable insurance rates and a lower average asset base used in the calculation of insurance premiums. Professional fees were $472,000 lower during the quarter ended March 31, 2013 as compared to the same quarter last year. The improvement in asset quality has reduced the need to engage legal and other consultants to assist in the resolution of problem assets. Other expenses were lower in the first quarter of 2013, as compared to the same quarter in 2012. This positive variance is the result of lower expenses incurred for real estate taxes and other expenses paid prior to loans going into foreclosure.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three month periods ended March 31, 2013 and 2012. Average balance calculations were based on daily balances.

	Three Months Ended March 31,
	2013			2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,047,661	$12,627	4.82%	$1,358,858	$17,656	5.20%
Net loans held for sale	12,372	89	2.88%	9,595	100	4.17%
Investment securities:
Available for sale	602,177	3,428	2.28%	495,858	3,494	2.82%
Federal Home Loan Bank stock	26,464	283	4.28%	26,464	300	4.53%
Other interest-earning assets	27,812	9	0.13%	36,126	12	0.13%

Total interest-earning assets	1,716,486	16,436	3.83%	1,926,901	21,562	4.48%
Noninterest-earning assets	104,256			118,295

Total assets	$1,820,742			$2,045,196

Interest-bearing liabilities:
NOW and money market accounts	$477,041	$292	0.24%	$452,345	$467	0.41%
Savings accounts	269,484	87	0.13%	245,130	83	0.14%
Certificates of deposit	546,521	1,708	1.25%	719,197	3,482	1.94%
Federal Home Loan Bank advances	65,567	523	3.19%	159,176	732	1.84%
Repurchase agreements and other	90,596	909	4.01%	90,616	919	4.06%

Total interest-bearing liabilities	1,449,209	3,519	0.97%	1,666,464	5,683	1.36%

Noninterest-bearing liabilities	196,760			186,233

Total liabilities	1,645,969			1,852,697
Equity	174,773			192,499

Total liabilities and equity	$1,820,742			$2,045,196

Net interest income and interest rate spread		$12,917	2.86%		$15,879	3.12%

Net interest margin			3.01%			3.30%

Average interest-earning assets to average interest-bearing liabilities			118.44%			115.63%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

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

Quantitative Aspects of Market Risk. As part of its interest rate risk analysis, Home Savings uses the net portfolio value (NPV) and net interest income methodology. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest earning and other assets and outgoing cash flows on interest bearing and other liabilities. The application of this methodology attempts to quantify interest rate risk as the change in the NPV and net interest income that would result from various levels of theoretical basis point changes in market interest rates.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for both the year ended December 31, 2012 and for the quarter ended March 31, 2013, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in NPV and interest income that the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board-adopted policy limits.

Year Ended March 31, 2013
	NPV as % of portfolio value of assets				Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	9.77%	6.00%	-0.97%	30.00%	$9,013	-20.00%	17.87%
300	10.27%	6.00%	-0.47%	25.00%	7,286	-15.00%	14.44%
200	10.84%	7.00%	0.11%	20.00%	5,101	-10.00%	10.11%
100	11.24%	7.00%	0.50%	15.00%	2,399	-5.00%	4.76%
Static	10.74%	9.00%	—%	—%	—	—%	—%

Year Ended December 31, 2012
	NPV as % of portfolio value of assets				Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	10.79%	6.00%	0.81%	30.00%	$6,080	-20.00%	11.54%
300	11.09%	6.00%	1.11%	25.00%	4,949	-15.00%	9.39%
200	11.29%	7.00%	1.31%	20.00%	3,387	-10.00%	6.43%
100	11.24%	7.00%	1.26%	15.00%	1,382	-5.00%	2.62%
Static	9.98%	9.00%	—%	—%	—	—%	—%

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

ITEM 4. Controls and Procedures

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2013. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures as of March 31, 2013 were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act (i) was recorded, processed, summarized and reported on a timely basis, and (ii) is accumulated and communicated to management, including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2013, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 1A - Risk Factors

There have been no significant changes in United Community’s risk factors as outlined in United Community’s Form 10-K for the period ended December 31, 2012. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On January 23, 2013, Gregory Krontiris forfeited 2,008 common shares back to the Company at a price of $3.06 per share to satisfy the tax liability for the award granted on December 24, 2012. There were no other purchases of United Community shares during the quarter ended March 31, 2013.

ITEM 6 - Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation
3.2	Amendment to Articles of Incorporation
3.3	Amended Code of Regulations
10.1	Form of Purchase Agreement
10.2	Form of Subscription Agreement
10.3	Executive Incentive Plan
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Statements by Chief Executive Officer and Chief Financial Officer
101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: May 10, 2013	/S/ Patrick W. Bevack
Patrick W. Bevack President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2013	/S/ James R. Reske
James R. Reske, CFA Treasurer and Chief Financial Officer
(Principal Financial Officer)

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.1

Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 with the Securities and Exchange Commission (SEC), film number 98565717, Exhibit 3.1.

Exhibit 3.2

Incorporated by reference to the form 8-A filed by United Community on June 5, 1998 with the SEC, film number 98642962, Exhibit 2(b).

Exhibit 3.3

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.

Exhibit 10.1

Incorporated by reference to the Form 8-K filed by United Community on January 15, 2013 with the SEC, film number 13531112, Exhibit 10.1.

Exhibit 10.2

Incorporated by reference to the Form 8-K filed by United Community on January 15, 2013 with the SEC, film number 13531112, Exhibit 10.2.

Exhibit 10.3

Incorporated by reference to the Form 8-K filed by United Community on March 28, 2013 with the SEC, film number 13724891, Exhibit 10.1.