Form 10-Q
period 2013-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2013-08-09
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,248,288 common shares as of July 31, 2013.

PART I—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$24,705	$26,041
Federal funds sold	85,551	16,572

Total cash and cash equivalents	110,256	42,613
Securities:
Available for sale, at fair value	555,188	574,562
Loans held for sale	9,332	13,031
Loans, net of allowance for loan losses of $19,037 and $21,130	1,008,843	1,066,240
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	21,183	21,549
Accrued interest receivable	5,838	6,238
Real estate owned and other repossessed assets, net	11,359	18,440
Core deposit intangible	192	238
Cash surrender value of life insurance	29,340	28,881
Other assets	9,076	10,109

Total assets	$1,787,071	$1,808,365

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,268,591	$1,302,307
Non-interest bearing	165,224	159,767

Total deposits	1,433,815	1,462,074
Borrowed funds:
Federal Home Loan Bank advances	50,000	50,000
Repurchase agreements and other	90,588	90,598

Total borrowed funds	140,588	140,598
Advance payments by borrowers for taxes and insurance	13,428	23,590
Accrued interest payable	597	563
Accrued expenses and other liabilities	14,884	10,780

Total liabilities	1,603,312	1,637,605

Shareholders’ Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 and 37,804,457 shares, respectively, issued and 50,188,664 and 33,027,886 shares, respectively, outstanding	175,346	128,026
Retained earnings	79,209	86,345
Accumulated other comprehensive income (loss)	(29,203)	6,682
Treasury stock, at cost, 3,950,246 and 4,776,571 shares, respectively	(41,593)	(50,293)

Total shareholders’ equity	183,759	170,760

Total liabilities and shareholders’ equity	$1,787,071	$1,808,365

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest income
Loans	$12,207	$16,959	$24,834	$34,615
Loans held for sale	78	104	167	204
Available for sale securities	3,384	3,540	6,812	7,034
Federal Home Loan Bank stock dividends	277	280	560	580
Other interest earning assets	41	11	50	23

Total interest income	15,987	20,894	32,423	42,456
Interest expense
Deposits	1,909	2,942	3,996	6,974
Federal Home Loan Bank advances	524	613	1,047	1,345
Repurchase agreements and other	918	919	1,827	1,838

Total interest expense	3,351	4,474	6,870	10,157

Net interest income	12,636	16,420	25,553	32,299
Provision for loan losses	1,113	6,264	3,177	6,944

Net interest income after provision for loan losses	11,523	10,156	22,376	25,355

Non-interest income
Non-deposit investment income	373	506	914	1,047
Service fees and other charges	1,691	901	3,473	3,218
Net gains (losses):
Securities available for sale (includes $1,857, $3,555, $2,578, and $3,969 respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	1,857	3,555	2,578	3,969
Mortgage banking income	1,389	1,727	3,032	3,198
Real estate owned and other repossessed assets	(1,140)	(923)	(1,571)	(1,652)
Other income	2,214	1,183	3,651	2,260

Total non-interest income	6,384	6,949	12,077	12,040

Non-interest expense
Salaries and employee benefits	7,709	8,684	15,160	17,017
Occupancy	851	851	1,673	1,650
Equipment and data processing	1,782	1,720	3,542	3,409
Franchise tax	400	437	831	875
Advertising	281	211	420	352
Amortization of core deposit intangible	23	28	46	57
Prepayment penalty	—	738	—	738
Deposit insurance premiums	603	1,055	1,157	2,164
Professional fees	874	1,039	1,282	1,919
Real estate owned and other repossessed asset expenses	293	419	786	1,121
Other expenses	1,552	1,861	3,335	4,235

Total non-interest expenses	14,368	17,043	28,232	33,537

Income before income taxes	3,539	62	6,221	3,858
Income tax expense (includes $0 income tax expense from reclassification items)	150	—	150	—

Net income	3,389	62	6,071	3,858
Amortization of discount on preferred stock	(5,930)	—	(6,751)	—

Earnings (loss) available to common shareholders	$(2,541)	$62	$(680)	$3,858

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$3,389	$62	$6,071	$3,858
Other comprehensive income (loss)
Unrealized gains (losses) on securities, net of tax	(32,922)	5,425	(35,885)	2,542

Total other comprehensive income (loss)	$(32,922)	$5,425	$(35,885)	$2,542

Comprehensive income (loss)	$(29,533)	$5,487	$(29,814)	$6,400

Earnings (loss) per common share
Basic	$(0.06)	$—	$(0.02)	$0.12
Diluted	(0.06)	—	(0.02)	0.12

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Shares Outstanding	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars thousands, except share data)
Balance December 31, 2011	—	32,597,762	$—	$128,031	$110,681	$5,032	$(54,999)	$188,745
Net income					3,858			3,858
Comprehensive loss						2,542		2,542
Stock option expenses				8				8
Restricted stock awards	—	286,979		99	(2,820)		3,199	478

Balance June 30, 2012	—	32,884,741	$—	$128,138	$111,719	$7,574	$(51,800)	$195,631

Balance December 31, 2012	—	33,027,886	$—	$128,026	$86,345	$6,682	$(50,293)	$170,760
Net income					6,071			6,071
Other comprehensive loss						(35,885)		(35,885)
Stock option exercises		68,600			(585)		722	137
Stock option expenses				9				9
Restricted stock awards		1,905		150	9		20	179
Issuance of common stock, net of issuance costs of $4,510		9,148,273		18,569	(5,880)		7,958	20,647
Issuance preferred stock	7,942		15,090	6,751				21,841
Amortization of preferred stock discount			6,751	—	(6,751)			—
Conversion of preferred stock to common stock	(7,942)	7,942,000	(21,841)	21,841				—

Balance June 30, 2013	—	50,188,664	$—	$175,346	$79,209	$(29,203)	$(41,593)	$183,759

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$6,071	$3,858
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,177	6,944
Mortgage banking income	(3,032)	(3,198)
Net losses on real estate owned and other repossessed assets sold	1,571	1,652
Net gain on available for sale securities sold	(2,578)	(3,969)
Net gain on other assets sold	(10)	—
Amortization of premiums and accretion of discounts	1,876	1,273
Depreciation and amortization	927	775
Net change in interest receivable	400	782
Net change in interest payable	34	(7)
Net change in prepaid and other assets	1,691	(2,358)
Net change in other liabilities	4,104	3,028
Stock based compensation	188	486
Net principal disbursed on loans originated for sale	(138,386)	(149,804)
Proceeds from sale of loans held for sale	145,117	155,185
Net change in interest rate caps	(441)	1,102

Net cash from operating activities	20,709	15,749
Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	31,676	38,117
Proceeds from sale of:
Securities available for sale	97,127	229,453
Real estate owned and other repossessed assets	6,563	9,592
Loans held for investment	10,173	2,109
Premises and equipment	20	—
Purchases of:
Securities available for sale	(144,992)	(234,483)
Principal disbursed on loans, net of repayments	42,777	118,448
Loans purchased	(50)	(198)
Purchases of premises and equipment	(554)	(802)

Net cash from investing activities	42,740	162,236
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	4,909	75,985
Net decrease in certificates of deposit	(33,168)	(122,783)
Net decrease in advance payments by borrowers for taxes and insurance	(10,162)	(8,602)
Proceeds from Federal Home Loan Bank advances	142,000	295,551
Repayment of Federal Home Loan Bank advances	(142,000)	(373,002)
Prepayment penalty on Federal Home Loan Bank advances	—	(738)
Net change in repurchase agreements and other borrowed funds	(10)	(10)
Proceeds from the exercise of stock options	137	—
Issuance of preferred stock, net of issuance costs	21,841	—
Issuance of common stock, net of issuance costs	20,647	—

Net cash from financing activities	4,194	(133,599)

Change in cash and cash equivalents	67,643	44,386
Cash and cash equivalents, beginning of period	42,613	54,136

Cash and cash equivalents, end of period	$110,256	$98,522

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

The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012, contained in United Community’s Form 10-K for the year ended December 31, 2012.

Some items in the prior year financial statements were reclassified to conform to the current presentation. These reclassifications had no effect on prior period net income or shareholders’ equity.

2. REGULATORY ENFORCEMENT ACTION

United Community is a unitary thrift holding company regulated by the Board of Governors of the Federal Reserve System (FRB). On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order with the Office of Thrift Supervision (OTS) (the Holding Company Order). Simultaneously, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the Bank Order) with the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (the Ohio Division), which was terminated as of March 30, 2012 and replaced with a Consent Order (the Consent Order). The Consent Order was terminated on January 31, 2013. On January 31, 2013, Home Savings consented to a Memorandum of Understanding (the Bank MOU), as described below. Although United Community and Home Savings agreed to the issuance of the Holding Company Order, the Bank Order, the Consent Order and the Bank MOU, as the case may be, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FDIC or the Ohio Division when these orders were issued or since that time.

The Holding Company Order required United Community to obtain FRB approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The Holding Company Order also required United Community to develop a debt reduction plan and submit the plan to the OTS for approval. The Holding Company Order was amended November 5, 2010. The amendment removed the requirement in the original Holding Company Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. The capital plan was consistent with and incorporated into the strategic planning process that Home Savings undertook when the Bank Order was issued. The capital plan was submitted to the OTS in December 2010. A revised capital plan was submitted to the FRB, FDIC and Ohio Division in December 2011 and a further revised capital plan was submitted in December 2012. The Holding Company Order was terminated on July 2, 2013. On July 9, 2013, United Community entered into a Memorandum of Understanding (the Holding Company MOU) with the FRB, under which we will not pay dividends, repurchase shares, or take on debt without the FRB’s prior approval.

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

On January 31, 2013, the Consent Order was terminated and Home Savings entered into a MOU with the FDIC and Ohio Division. The MOU requires Home Savings to submit certain plans and reports to the FDIC and the Ohio Division, to seek the FDIC’s and Ohio Division’s prior consent before issuing any dividends to United Community, and to maintain its Tier 1 Leverage Capital Ratio at 8.50% and its Total Risk Based Capital Ratio at 12.0%. Management believes Home Savings is in compliance with the capital requirements of the MOU. As of June 30, 2013, Home Savings Tier 1 Leverage Capital Ratio was 10.03% and its Total Risk Based Capital Ratio was 19.42%.

As of December 31, 2012, the FDIC categorized Home Savings as adequately capitalized pursuant to the Bank Order and the Consent Order, respectively. However, because the Consent Order was terminated on January 31, 2013, Home Savings is now considered well capitalized.

A failure to comply with the provisions of the Bank MOU or the Holding Company MOU could result in additional enforcement actions by the FDIC, Ohio Division or the FRB.

The regulators, at their discretion, have the ability to place additional requirements on both Home Savings and United Community.

3. RECENT ACCOUNTING DEVELOPMENTS

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The primary objective of this ASU is improving the reporting of reclassifications out of accumulated other comprehensive income (AOCI). For significant reclassifications that are required to be presented in their entirety in net income in the same reporting period by U.S. Generally Accepted Accounting Principles (U.S. GAAP), the ASU requires an entity to report the effect of these reclassifications out of AOCI on the respective line items of net income either on the face of the statement that reports net income or in the financial statement notes. For AOCI items that that are not reclassified to net income in their entirety, presentation in the financial statement notes is required. The ASU does not change the current requirements for reporting net income or AOCI in the financial statements. This ASU is effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2012. The ASU should be applied prospectively for all companies. Early application is permitted. The adoption of this ASU did not have a material effect on United Community’s financial statements.

4. STOCK COMPENSATION

Stock Options:

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 11,020 stock options granted in 2013 and there were 10,898 stock options granted in 2012 under the 2007 Plan. The options must be exercised within 10 years from the date of grant.

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

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $5,720 in stock option expenses for the three months ended June 30, 2013. The Company recognized $9,469 in stock option expenses for the six months ended June 30, 2013. The Company recognized $4,347 in stock option expenses for the three months ended June 30, 2012. The Company recognized $8,226 in stock option expenses for the six months ended June 30, 2012. With respect to options currently outstanding, the Company expects to recognize additional expense of $10,376 in 2013, $14,815 in 2014, and $7,787 in 2015.

A summary of activity in the plans is as follows:

	For the six months ended June 30, 2013
	Shares	Weighted average exercise price	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	1,309,942	$5.77	$640
Granted	11,020	3.45	13
Exercised	(68,600)	2.00	—
Forfeited	(237,476)	8.78	—

Outstanding at end of period	1,014,886	5.30	$1,688

Options exercisable at end of period	983,870	5.39	$1,617

Information related to the stock option plans for the six months ended June 30, 2013 follows:

June 30, 2013
Intrinsic value of options exercised	$151,370
Cash received from option exercises	137,220
Tax benefit realized from option exercises	—
Weighted average fair value of options granted, per share	$2.32

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

The fair value of options granted during the second quarter 2013 was determined using the following weighted-average assumptions as of the grant date.

April 4, 2013
Risk-free interest rate	0.69%
Expected term (years)	5
Expected stock volatility	86.23%
Dividend yield	—%

Outstanding stock options have a weighted average remaining life of 4.75 years and may be exercised in the range of $1.20 to $12.38.

Restricted Stock Awards:

The 2007 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at June 30, 2013 aggregated 112,500, of which 39,500 will vest during 2013, 42,801 will vest during 2014, and 30,199 will vest during 2015. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $88,000 in restricted stock award expenses for the three months ended June 30, 2013 and approximately $179,000 in restricted stock award expenses for the six months ended June 30, 2013. The Company recognized approximately $124,000 in restricted stock award expenses for the three months ended June 30, 2012 and approximately $500,000 in restricted stock award expenses for the six months ended June 30, 2012. Based upon past awards of restricted stock, the Company expects to recognize additional expenses of approximately $164,000 for the remainder of 2013, $215,000 in 2014, and $80,000 in 2015.

A summary of changes in the Company’s nonvested restricted shares for the first six months of 2013 is as follows:

	Shares	Weighted average grant date fair value
Nonvested shares at January 1, 2013	129,321	$2.86
Granted	12,602	3.64
Vested	(18,726)	1.60
Forfeited	(10,697)	3.06

Nonvested shares at June 30, 2013	112,500	$3.14

5. SECURITIES

Components of the available for sale portfolio are as follows:

	June 30, 2013
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$250,538	$—	$(16,671)	$233,867
Equity securities	101	269	—	370
Mortgage-backed GSE securities: residential	332,381	117	(11,547)	320,951

Total	$583,020	$386	$(28,218)	$555,188

	December 31, 2012
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$161,845	$2,409	$(562)	$163,692
Equity securities	101	212	—	313
Mortgage-backed GSE securities: residential	404,563	6,142	(148)	410,557

Total	$566,509	$8,763	$(710)	$574,562

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	June 30, 2013
	(Dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	500	500
Due after five years through ten years	156,349	147,060
Due after ten years through fifteen years	93,689	86,307
Mortgage-related securities	332,381	320,951

Total	$582,919	$554,818

Home Savings had no securities pledged for the Company’s participation in the VISA payment processing program at June 30, 2013 and had pledged approximately $5.8 million at December 31, 2012. The requirement for Home Savings to pledge securities for participation in the VISA payment processing program was rescinded due to the termination of the Consent Order, as previously disclosed. Securities pledged for participation in the Ohio Linked Deposit Program were approximately $388,000 and $417,000 at June 30, 2013 and December 31, 2012, respectively.

Securities available for sale in an unrealized loss position are as follows:

	June 30, 2013
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and government sponsored entities’ securities	$233,367	$(16,671)	$—	$—	$233,367	$(16,671)
Mortgage-related securities	307,590	(11,547)	—	—	307,590	(11,547)

Total	$540,957	$(28,218)	$—	$—	$540,957	$(28,218)

	December 31, 2012
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and government sponsored entities’ securities	$42,480	$(562)	$—	$—	$42,480	$(562)
Mortgage-related securities	72,020	(148)	—	—	72,020	(148)

Total	$114,500	$(710)	$—	$—	$114,500	$(710)

Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities have not been recognized into income at June 30, 2013 and December 31, 2012 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The primarily reason for the decline in fair value was the rise in longer term interest rates at the end of the second quarter. The fair value is expected to recover as the investments approach maturity.

Proceeds from sales of securities available for sale were $97.1 million and $229.5 million for the six months ended June 30, 2013 and 2012, respectively. Gross gains of $1.9 million and $3.6 million were realized on these sales during the second quarter of 2013 and 2012, respectively. Gross gains of $2.6 million and $4.0 million were realized on these sales during the first six months of 2013 and 2012, respectively.

6. LOANS

Portfolio loans consist of the following:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Real Estate:
One-to four-family residential	$572,575	$577,249
Multi-family residential	62,559	80,923
Nonresidential	120,586	138,188
Land	9,821	15,808
Construction:
One-to four-family residential and land development	32,512	28,318
Multi-family and nonresidential	4,584	4,534

Total real estate	802,637	845,020
Consumer
Home equity	167,414	177,230
Auto	6,390	7,648
Marine	4,544	4,942
Recreational vehicles	19,191	22,250
Other	2,095	2,523

Total consumer	199,634	214,593
Commercial
Secured	23,236	24,243
Unsecured	1,290	2,300

Total commercial	24,526	26,543

Total loans	1,026,797	1,086,156

Less:
Allowance for loan losses	19,037	21,130
Deferred loan costs, net	(1,083)	(1,214)

Total	17,954	19,916

Loans, net	$1,008,843	$1,066,240

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012 and activity for the three and six months ended June 30, 2013 and 2012. In accordance with GAAP, the net losses associated with loans sold as part of the bulk asset sale in the third quarter of 2012 were recorded as net chargeoffs of $38.2 million through the allowance for loan losses.

Allowance For Loan Losses
(Dollars in thousands)
	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
For the three months ended June 30, 2013
Beginning balance (03/31/13)	$14,907	$1,443	$4,254	$1,223	$21,827
Provision	749	464	335	(435)	1,113
Chargeoffs	(3,937)	(139)	(514)	0	(4,590)
Recoveries	410	35	127	115	687

Ending balance (06/30/13)	$12,129	$1,803	$4,202	$903	$19,037

For the six months ended June 30, 2013
Beginning balance (12/31/12)	$13,819	$1,404	$4,459	$1,448	$21,130
Provision	2,778	446	573	(620)	3,177
Chargeoffs	(5,143)	(365)	(1,114)	(128)	(6,750)
Recoveries	675	318	284	203	1,480

Ending balance (06/30/13)	$12,129	$1,803	$4,202	$903	$19,037

June 30, 2013
Period-end amount allocated to:
Loans individually evaluated for impairment	$351	$685	$—	$10	$1,046
Loans collectively evaluated for impairment	11,778	1,118	4,202	893	17,991

Ending balance	$12,129	$1,803	$4,202	$903	$19,037

Period-end balances:
Loans individually evaluated for impairment	$26,033	$4,397	$11,763	$4,717	$46,910
Loans collectively evaluated for impairment	739,508	32,699	187,871	19,809	979,887

Ending balance	$765,541	$37,096	$199,634	$24,526	$1,026,797

The ASC 310 reserve, or where applicable the ASC 450 reserve, as it related to loans included in the bulk asset sale were treated as chargeoffs in the ASC 450 methodology of determining loan loss ratios.

Allowance For Loan Losses
(Dollars in thousands)
	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
For the three months ended June 30, 2012
Beginning balance (03/31/12)	$24,601	$2,918	$4,962	$2,042	$34,523
Provision	6,171	92	3	(2)	6,264
Chargeoffs	(8,705)	(526)	(499)	(550)	(10,280)
Recoveries	54	6	339	27	426

Ending balance (06/30/12)	$22,121	$2,490	$4,805	$1,517	$30,933

For the six months ended June 30, 2012
Beginning balance (12/31/11)	$31,323	$4,493	$4,576	$1,879	$42,271
Provision	4,634	615	1,134	561	6,944
Chargeoffs	(14,061)	(2,670)	(1,359)	(974)	(19,064)
Recoveries	225	52	454	51	782

Ending balance (06/30/12)	$22,121	$2,490	$4,805	$1,517	$30,933

December 31, 2012
Period-end amount allocated to:
Loans individually evaluated for impairment	$2,380	$478	$—	$166	$3,024
Loans collectively evaluated for impairment	11,439	926	4,459	1,282	18,106

Ending balance	$13,819	$1,404	$4,459	$1,448	$21,130

Period-end balances:
Loans individually evaluated for impairment	$43,013	$7,547	$8,784	$1,673	$61,017
Loans collectively evaluated for impairment	769,155	25,305	205,809	24,870	1,025,139

Ending balance	$812,168	$32,852	$214,593	$26,543	$1,086,156

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any chargeoffs or partial chargeoffs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2013:

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$19,608	$17,484	$—	$16,870	$305	$323
Multifamily residential	755	660	—	734	2	4
Nonresidential	6,461	5,313	—	8,688	10	27
Land	3,913	487	—	2,951	—	—

Total	30,737	23,944	—	29,243	317	354
Construction loans
One-to four-family residential	13,409	2,081	—	2,435	—	2
Multifamily and nonresidential	—	—	—	—	—	—

Total	13,409	2,081	—	2,435	—	2
Consumer loans
Home Equity	11,041	10,423	—	8,053	232	255
Auto	65	44	—	44	1	2
Marine	186	186	—	184	—	5
Recreational vehicle	1,252	1,110	—	835	16	17
Other	—	—	—	4	—	—

Total	12,544	11,763	—	9,120	249	279
Commercial loans
Secured	5,380	4,512	—	2,061	—	33
Unsecured	4,371	1	—	199	1	28

Total	9,751	4,513	—	2,260	1	61

Total	$66,441	$42,301	$—	$43,058	$567	$696

(Continued) Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$17	$10	$1	$370	$—	$—
Multifamily residential	185	85	25	785	—	—
Nonresidential	2,326	1,994	325	6,477	5	35
Land	—	—	—	1,656	—	—

Total	2,528	2,089	351	9,288	5	35
Construction loans
One-to four-family residential	3,921	2,316	685	4,280	—	—
Multifamily and nonresidential	—	—	—	—	—	—

Total	3,921	2,316	685	4,280	—	—
Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	—	—	—	9	—	—
Other	—	—	—	—	—	—

Total	—	—	—	9	—	—
Commercial loans
Secured	571	204	10	314	—	—
Unsecured	—	—	—	—	—	—

Total	571	204	10	314	—	—

Total	7,020	4,609	1,046	13,891	5	35

Total	$73,461	$46,910	$1,046	$56,949	$572	$731

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2012:

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$33,074	$29,040	$—	$27,751	$311	$426
Multifamily residential	7,190	4,861	—	4,317	19	97
Nonresidential	26,409	24,740	—	27,257	69	201
Land	7,091	5,796	—	6,308	16	52

Total	73,764	64,437	—	65,633	415	776
Construction loans
One-to four-family residential	14,116	7,760	—	10,267	53	137
Multifamily and nonresidential	707	—	—	—	—	—

Total	14,823	7,760	—	10,267	53	137
Consumer loans
Home Equity	6,122	4,953	—	3,388	90	109
Auto	78	58	—	60	1	3
Marine	368	354	—	178	—	9
Recreational vehicle	940	659	—	367	—	21
Other	7	7	—	7	—	—

Total	7,515	6,031	—	4,000	91	142
Commercial loans
Secured	2,317	1,497	—	1,747	12	69
Unsecured	16,704	207	—	452	1	13

Total	19,021	1,704	—	2,199	13	82

Total	$115,123	$79,932	$—	$82,099	$572	$1,137

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$3,969	$3,604	$648	$2,608	$49	$61
Multifamily residential	5,572	5,193	731	3,201	41	76
Nonresidential	27,410	23,820	3,469	34,570	132	650
Land	5,332	3,139	480	4,129	—	—

Total	42,283	35,756	5,328	44,508	222	787
Construction loans
One-to four-family residential	29,580	12,398	1,498	17,140	10	29
Multifamily and nonresidential	—	—	—	—	—	—

Total	29,580	12,398	1,498	17,140	10	29
Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	121	—	—
Recreational vehicle	88	36	18	27	—	—
Other	—	—	—	—	—	—

Total	88	36	18	148	—	—
Commercial loans
Secured	943	585	185	2,161	—	3
Unsecured	—	—	—	119	—	—

Total	943	585	185	2,280	—	3

Total	$72,894	$48,775	$7,029	$64,076	$232	$819

Total	$188,017	$128,707	$7,029	$146,175	$804	$1,956

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2013:

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$17,469	$148	$155
Multifamily residential	671	—	1
Nonresidential	5,485	2	5
Land	2,094	—	—

Total	25,719	150	161
Construction loans
One-to four-family residential	1,804	—	—
Multifamily and nonresidential	—	—	—

Total	1,804	—	—
Consumer loans
Home Equity	9,649	107	119
Auto	41	—	1
Marine	187	—	2
Recreational vehicle	1,055	5	6
Other	4	—	—

Total	10,936	112	128
Commercial loans
Secured	2,827	—	15
Unsecured	357	—	6

Total	3,184	—	21

Total	$41,643	$262	$310

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$373	$—	$—
Multifamily residential	575	—	—
Nonresidential	7,045	—	17
Land	1,064	—	—

Total	9,057	—	17
Construction loans
One-to four-family residential	2,864	—	—
Multifamily and nonresidential	—	—	—

Total	2,864	—	—
Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	—	—	—
Commercial loans
Secured	204	—	—
Unsecured	—	—	—

Total	204	—	—

Total	$12,125	$—	$17

Total	$53,768	$262	$327

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2012:

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$28,780	$221	$266
Multifamily residential	4,367	50	85
Nonresidential	26,959	(75)	(45)
Land	6,028	8	36

Total	66,134	204	342
Construction loans
One-to four-family residential	9,036	10	55
Multifamily and nonresidential	—	—	—

Total	9,036	10	55
Consumer loans
Home Equity	4,683	51	58
Auto	56	1	2
Marine	356	—	4
Recreational vehicle	704	—	11
Other	7	—	—

Total	5,806	52	75
Commercial loans
Secured	1,665	5	27
Unsecured	482	(5)	—

Total	2,147	—	27

Total	$83,123	$266	$499

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$2,117	$—	$5
Multifamily residential	3,784	—	22
Nonresidential	28,931	(22)	319
Land	2,957	—	—

Total	37,789	(22)	346
Construction loans
One-to four-family residential	13,325	5	12
Multifamily and nonresidential	—	—	—

Total	13,325	5	12
Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	36	—	—
Other	—	—	—

Total	36	—	—
Commercial loans
Secured	551	(1)	1
Unsecured	—	—	—

Total	551	(1)	1

Total	$51,701	$(18)	$359

Total	$134,824	$248	$858

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$18,672	$16,947	$—
Multifamily residential	1,173	1,078	—
Nonresidential	13,240	12,638	—
Land	4,577	3,804	—

Total	37,662	34,467	—
Construction loans
One-to four-family residential	17,912	3,580	—
Multifamily and nonresidential	571	—	—

Total	18,483	3,580	—
Consumer loans
Home Equity	8,867	7,958	—
Auto	68	44	—
Marine	190	190	—
Recreational vehicle	887	592	—
Other	—	—	—

Total	10,012	8,784	—
Commercial loans
Secured	2,122	1,212	—
Unsecured	2,861	38	—

Total	4,983	1,250	—

Total	$71,140	$48,081	$—

(Continued) Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$735	$735	$260
Multifamily residential	996	981	57
Nonresidential	5,218	4,703	1,336
Land	3,913	2,127	727

Total	10,862	8,546	2,380
Construction loans
One-to four-family residential	6,455	3,967	478
Multifamily and nonresidential	—	—	—

Total	6,455	3,967	478
Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	—	—	—
Commercial loans
Secured	798	423	166
Unsecured	—	—	—

Total	798	423	166

Total	18,115	12,936	3,024

Total	$89,255	$61,017	$3,024

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of June 30, 2013:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
(Dollars in thousands)
	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$4,993	$—
Multifamily residential	727	—
Nonresidential	6,928	3,501
Land	656	—

Total	13,304	3,501

Construction Loans
One-to four-family residential	4,385	—
Multifamily and nonresidential	—	—

Total	4,385	—

Consumer Loans
Home Equity	2,809	—
Auto	89	—
Marine	167	—
Recreational vehicle	389	—
Other	5	—

Total	3,459	—

Commercial Loans
Secured	4,251	—
Unsecured	202	—

Total	4,453	—

Total	$25,601	$3,501

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
As of December 31, 2012
(Dollars in thousands)
	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$5,437	$—
Multifamily residential	2,027	—
Nonresidential	17,065	3,678
Land	6,047	—

Total	30,576	3,678

Construction Loans
One-to four-family residential	7,466	—
Multifamily and nonresidential	—	—

Total	7,466	—

Consumer Loans
Home Equity	3,298	—
Auto	105	—
Marine	176	—
Recreational vehicle	1,259	—
Other	4	—

Total	4,842	—

Commercial Loans
Secured	1,194	—
Unsecured	31	—

Total	1,225	—

Total	$44,109	$3,678

The following tables present an age analysis of past-due loans, segregated by class of loans as of June 30, 2013:

Past Due Loans
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$1,586	$1,549	$3,642	$6,777	$565,798	$572,575
Multifamily residential	—	2,663	727	3,390	59,169	62,559
Nonresidential	—	11	9,432	9,443	111,143	120,586
Land	27	19	656	702	9,119	9,821

Total	1,613	4,242	14,457	20,312	745,229	765,541

Construction Loans
One-to four-family residential	—	—	4,385	4,385	28,127	32,512
Multifamily and nonresidential	—	—	—	—	4,584	4,584

Total	—	—	4,385	4,385	32,711	37,096

Consumer Loans
Home Equity	890	581	2,279	3,750	163,664	167,414
Auto	20	1	48	69	6,321	6,390
Marine	—	—	22	22	4,522	4,544
Recreational vehicle	353	168	368	889	18,302	19,191
Other	18	1	3	22	2,073	2,095

Total	1,281	751	2,720	4,752	194,882	199,634

Commercial Loans
Secured	221	—	4,224	4,445	18,791	23,236
Unsecured	—	—	202	202	1,088	1,290

Total	221	—	4,426	4,647	19,879	24,526

Total	$3,115	$4,993	$25,988	$34,096	$992,701	$1,026,797

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2012:

Past Due Loans
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$1,995	$784	$4,495	$7,274	$569,975	$577,249
Multifamily residential	158	—	1,630	1,788	79,135	80,923
Nonresidential	—	176	19,942	20,118	118,070	138,188
Land	83	—	6,044	6,127	9,681	15,808

Total	2,236	960	32,111	35,307	776,861	812,168

Construction Loans
One-to four-family residential	54	—	7,398	7,452	20,866	28,318
Multifamily and nonresidential	—	—	—	—	4,534	4,534

Total	54	—	7,398	7,452	25,400	32,852

Consumer Loans
Home Equity	1,135	475	2,071	3,681	173,549	177,230
Auto	35	7	83	125	7,523	7,648
Marine	—	—	8	8	4,934	4,942
Recreational vehicle	447	32	353	832	21,418	22,250
Other	—	1	3	4	2,519	2,523

Total	1,617	515	2,518	4,650	209,943	214,593

Commercial Loans
Secured	16	—	23	39	24,204	24,243
Unsecured	—	728	6	734	1,566	2,300

Total	16	728	29	773	25,770	26,543

Total	$3,923	$2,203	$42,056	$48,182	$1,037,974	$1,086,156

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2013:

	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	9	$1,099	$844
Multifamily residential	1	469	469
Nonresidential	1	41	41
Land	2	3,913	487

Total	13	5,522	1,841

Construction Loans
One-to four-family residential	1	1,161	823
Multifamily and nonresidential	—	—	—

Total	1	1,161	823

Consumer Loans
Home Equity	37	1,655	1,660
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	37	1,655	1,660

Commercial Loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total Restructured Loans	51	$8,338	$4,324

The troubled debt restructurings described above increased the allowance for loan losses by $199,000, and increased chargeoffs by $1.8 million during the three months ended June 30, 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2013:

	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	22	$1,842	$1,606
Multifamily residential	1	469	469
Nonresidential	1	41	41
Land	2	3,913	487

Total	26	6,265	2,603

Construction Loans
One-to four-family residential	1	1,161	823
Multifamily and nonresidential	—	—	—

Total	1	1,161	823

Consumer Loans
Home Equity	63	2,526	2,537
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	4	791	804
Other	—	—	—

Total	67	3,317	3,341

Commercial Loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total Restructured Loans	94	$10,743	$6,767

The troubled debt restructurings described above increased the allowance for loan losses by $572,000, and increased chargeoffs by $1.8 million during the six months ended June 30, 2013.

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

The troubled debt restructurings described above had no effect on the allowance for loan losses and resulted in no chargeoffs during the three months ended June 30, 2012.

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

The troubled debt restructurings described above increased the allowance for loan losses by $78,000 and resulted in no chargeoffs during the six months ended June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ended June 30, 2013:

	Number of loans	Recorded Investment
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	7	$851
Multifamily residential	—	—
Nonresidential	—	—
Land	2	487

Total	9	1,338

Construction Loans
One-to four-family residential	1	823
Multifamily and nonresidential	—	—

Total	1	823

Consumer Loans
Home Equity	7	354
Auto	—	—
Marine	—	—
Recreational vehicle	1	93
Other	—	—

Total	8	447

Commercial Loans
Secured	—	—
Unsecured	—	—

Total	—	—

Total Restructured Loans	18	$2,608

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

The terms of certain other loans were modified during the period ended June 30, 2013, but they did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2013 of $38.2 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be significant.

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

As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Loans
	June 30, 2013
	(Dollars in thousands)
	Unclassified		Classified
		Special				Total
	Unclassified	Mention	Substandard	Doubtful	Loss	Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$564,034	$423	$8,118	$—	$—	$8,118	$572,575
Multifamily residential	52,757	7,081	2,721	—	—	2,721	62,559
Nonresidential	95,998	5,464	19,124	—	—	19,124	120,586
Land	9,068	266	487	—	—	487	9,821

Total	721,857	13,234	30,450	—	—	30,450	765,541

Construction Loans
One-to four-family residential	27,977	138	4,397	—	—	4,397	32,512
Multifamily and nonresidential	4,584	—	—	—	—	—	4,584

Total	32,561	138	4,397	—	—	4,397	37,096

Consumer Loans
Home Equity	164,483	—	2,931	—	—	2,931	167,414
Auto	6,235	47	108	—	—	108	6,390
Marine	4,353	5	186	—	—	186	4,544
Recreational vehicle	18,789	—	402	—	—	402	19,191
Other	2,089	—	6	—	—	6	2,095

Total	195,949	52	3,633	—	—	3,633	199,634

Commercial Loans
Secured	15,930	1,641	5,665	—	—	5,665	23,236
Unsecured	440	51	799	—	—	799	1,290

Total	16,370	1,692	6,464	—	—	6,464	24,526

Total	$966,737	$15,116	$44,944	$—	$—	$44,944	$1,026,797

	Loans
	December 31, 2012
	(Dollars in thousands)
	Unclassified		Classified
		Special				Total
	Unclassified	Mention	Substandard	Doubtful	Loss	Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$569,204	$459	$7,586	$—	$—	$7,586	$577,249
Multifamily Residential	69,060	8,409	3,454	—	—	3,454	80,923
Nonresidential	99,275	12,234	26,679	—	—	26,679	138,188
Land	9,596	280	5,932	—	—	5,932	15,808

Total	747,135	21,382	43,651	—	—	43,651	812,168

Construction Loans
One-to four-family Residential	20,577	196	7,545	—	—	7,545	28,318
Multifamily and Nonresidential	4,534	—	—	—	—	—	4,534

Total	25,111	196	7,545	—	—	7,545	32,852

Consumer Loans
Home Equity	173,696	—	3,534	—	—	3,534	177,230
Auto	7,453	82	113	—	—	113	7,648
Marine	4,745	7	190	—	—	190	4,942
Recreational vehicle	20,859	—	1,391	—	—	1,391	22,250
Other	2,507	—	16	—	—	16	2,523

Total	209,260	89	5,244	—	—	5,244	214,593

Commercial Loans
Secured	20,843	769	2,631	—	—	2,631	24,243
Unsecured	1,481	11	808	—	—	808	2,300

Total	22,324	780	3,439	—	—	3,439	26,543

Total	$1,003,830	$22,447	$59,879	$—	$—	$59,879	$1,086,156

7. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at June 30, 2013 and December 31, 2012. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	June 30, 2013	December 31, 2012
Mortgage loan portfolios serviced for:
FHLMC	$820,320	$817,108
FNMA	300,101	316,142

Escrow balances are maintained at the FHLB in connection with serviced loans totaling $1.3 million and $1.7 million at June 30, 2013 and December 31, 2012, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Dollars in thousands)
Balance, beginning of year	$5,506	$6,375
Originations	1,791	1,167
Amortized to expense	(1,230)	(1,282)

Balance, end of period	6,067	6,260
Less valuation allowance	(34)	(1,344)

Net balance	$6,033	$4,916

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
	(Dollars in thousands)
Balance, beginning of year	$(680)	$(1,785)
Impairment charges	—	(507)
Recoveries	646	948

Balance, end of period	$(34)	$(1,344)

The fair value of mortgage servicing rights as of June 30, 2013, was approximately $9.8 million and at December 31, 2012, the fair value was approximately $6.8 million.

Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2013, and December 31, 2012, were as follows:

	June 30, 2013	December 31, 2012
Weighted average prepayment rate	229 PSA	401 PSA
Weighted average life (in years)	4.00	3.93
Weighted average discount rate	8.00%	8.00%

8. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at June 30, 2013 and 2012 were as follows:

	June 30,	June 30,
	2013	2012
	(Dollars in thousands)
Real estate owned and other repossessed assets	$17,864	$30,794
Valuation allowance	(6,505)	(6,016)

End of period	$11,359	$24,778

Activity in the valuation allowance was as follows:

	June 30,	June 30,
	2013	2012
	(Dollars in thousands)
Beginning of year	$6,796	$8,764
Additions charged to expense	1,337	633
Direct write-downs	(1,628)	(3,381)

End of period	$6,505	$6,016

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2013	2012
	(Dollars in thousands)
Net loss on sales	$126	$418
Provision for unrealized losses, net	1,014	505
Operating expenses, net of rental income	293	419

Total expenses	$1,433	$1,342

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2012
	(Dollars in thousands)
Net loss on sales	$234	$1,019
Provision for unrealized losses, net	1,337	633
Operating expenses, net of rental income	786	1,121

Total expenses	$2,360	$2,773

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

Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	13	19	26	38
Expected return on plan assets	—	—	—	—
Net amortization of prior service cost	(19)	(20)	(38)	(40)
Recognized net actuarial gain	(28)	(23)	(56)	(46)

Net periodic benefit cost/(gain)	$(34)	$(24)	$(68)	$(48)

Assumptions used in the valuations were as follows:
Weighted average discount rate	3.00%	4.00%	3.00%	4.00%

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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2013 Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$233,867	$—	$233,867	$—
Equity securities	370	370	—	—
Mortgage-backed GSE securities: residential	320,951	—	320,951	—
Interest rate caps	877	—	—	877

	Fair Value Measurements at December 31, 2012 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$163,692	$—	$163,692	$—
Equity securities	313	313	—	—
Mortgage-backed GSE securities: residential	410,557	—	410,557	—
Interest rate caps	436	—	—	436

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2013 and 2012, in thousands:

	Interest Rate Caps
	Six Months Ended	Six Months Ended
	June 30, 2013	June 30, 2012
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$436	$1,646
Total gains (losses) for the period
Included in other income	700	(686)
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(259)	(129)
Sales	—	—

Balance of recurring Level 3 assets at end of period	$877	$831

There were no transfers between Level 2 and Level 3 during 2013 or 2012.

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Interest rate caps	$877	Discounted cash flow	Discount rate	0.47	%-1.5%

The fair value of interest rate caps was determined using proprietary models from third-party sources taking into account such factors as size of the transaction, the lack of a quoted market and the custom-tailored nature of the transaction. The fair value is inclusive of interest accruals, as applicable.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2013 Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$1,738	$—	$—	$1,738
Construction loans	1,631	—	—	1,631
Commercial loans	194	—	—	194
Mortgage servicing assets	632	—	632	—
Other real estate owned, net:
Permanent real estate loans	2,311	—	—	2,311
Construction loans	4,915	—	—	4,915

		Fair Value Measurements at December 31, 2012 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$6,166	$—	$—	$6,166
Construction loans	3,489	—	—	3,489
Commercial loans	257	—	—	257
Mortgage servicing assets	4,920	—	4,920	—
Other real estate owned, net:
Permanent real estate loans	3,172	—	—	3,172
Construction loans	6,918	—	—	6,918

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $3.6 million at June 30, 2013, which includes a specific valuation allowance of $1.0 million. This resulted in a decrease in the provision for loan losses of $1.7 million during the three months ended June 30, 2013 and an increase in the provision for loan losses of $2.3 million during the six months ended June 30, 2013. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $48.8 million at June 30, 2012, with a specific valuation allowance of $7.0 million. This resulted in an increase of the provision for loan losses of $2.1 million during the three months ended June 30, 2012 and an increase of the provision for loan losses of $1.5 million during the six months ended June 30, 2012. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $9.9 million at December 31, 2012, which includes a specific valuation allowance of $3.0 million. This resulted in an increase of the provision for loan losses of $27,000 during the twelve months ended December 31, 2012.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At June 30, 2013, mortgage servicing rights, carried at fair value, totaled $632,000, which is made up of the outstanding balance of $666,000, net of a valuation allowance of $34,000. At June 30, 2012, mortgage servicing rights, carried at fair value, totaled $4.9 million, which is made up of the outstanding balance of $6.3 million, net of a valuation allowance of $1.3 million. At December 31, 2012, mortgage servicing rights, carried at fair value, totaled $4.9 million, which is made up of the outstanding balance of $5.6 million, net of a valuation allowance of $680,000, resulting in a net recovery of $1.1 million for the year ended December 31, 2012. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At June 30, 2013, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a net carrying amount of $7.2 million with a valuation allowance of $6.6 million. This resulted in additional expenses of $1.1 million during the three months ended June 30, 2013 and additional expenses of $1.3 million during the six months ended June 30, 2013. At June 30, 2012, other real estate owned had a net carrying amount of $24.8 million, with a valuation allowance of $6.0 million. This resulted in additional expenses of $633,000 during the three months ended June 30, 2012, and additional expenses of $1.8 million during the six months ended June 30, 2012. At December 31, 2012, other real estate owned had a net carrying amount of $10.1 million with a valuation allowance of $6.8 million. This resulted in additional expenses of $2.2 million during the twelve months ended December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
		(Dollars in thousands)
Impaired loans:
Permanent real estate loans	$1,738	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	12.07%-45.44% (28.75%) 7.52%-10.73% (9.49%)
Construction loans	1,631	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	0.00%-25.00% (9.83%) 10.00%
Commercial loans	194	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	1.6%-24.18% (11.15%) 8.5%-10% (9.25%)
Foreclosed assets:
Permanent real estate loans	2,311	Sales comparison approach	Adjustment for differences between comparable sales	3.60%-16.47% (10.20%)
Construction loans	4,915	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-47.24% (17.63%)

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

In accordance with generally accepted accounting principles, the carrying value and estimated fair values of financial instruments at June 30, 2013 and December 31, 2012, were as follows:

		Fair Value Measurements at June 30, 2013 Using:
	June 30, 2013	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$110,256	$110,256	$—	$—
Available for sale securities	555,188	370	554,818	—
Loans held for sale	9,332	—	9,332	—
Loans, net	1,008,843	—	—	1,013,912
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	5,838	—	2,684	3,154
Interest rate caps	877	—	—	877
Liabilities:
Deposits:
Checking, savings and money market accounts	(907,685)	(907,685)	—	—
Certificates of deposit	(526,130)	—	(537,865)	—
FHLB advances	(50,000)	—	(55,892)	—
Repurchase agreements and other	(90,588)	—	(99,634)	—
Advance payments by borrowers for taxes and insurance	(13,428)	—	(13,428)	—
Accrued interest payable	(597)	—	(597)	—

		Fair Value Measurements at December 31, 2012 Using:
	December 31, 2012
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$42,613	$42,613	$—	$—
Available for sale securities	574,562	313	574,249	—
Loans held for sale	13,031	—	13,428	—
Loans, net	1,066,240	—	—	1,087,205
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	6,238	—	2,380	3,858
Interest rate caps	436	—	—	436
Liabilities:
Deposits:
Checking, savings and money market accounts	(902,776)	(902,776)	—	—
Certificates of deposit	(559,298)	—	(571,836)	—
FHLB advances	(50,000)	—	(57,077)	—
Repurchase agreements and other	(90,598)	—	(102,086)	—
Advance payments by borrowers for taxes and insurance	(23,590)	—	(23,590)	—
Accrued interest payable	(563)	—	(563)	—

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

11. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2013	2012
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest on deposits and borrowings	$6,836	$10,164
Income taxes	150	—
Supplemental schedule of noncash activities:
Loans transferred from portfolio to held for sale	—	1,214
Transfers from loans to real estate owned and other repossessed assets	1,053	4,282
Transfers from real estate owned to premises and equipment	—	1,746
Amortization of preferred stock discount	6,751	—
Conversion of preferred stock to common stock	21,841	—

12. EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. Stock options for 1,014,886 shares were anti-dilutive for the three and six months ended June 30, 2013. Stock options for 1,658,390 shares were anti-dilutive for the three months ended June 30, 2012. Stock options for 1,686,674 shares were anti-dilutive for the six months ended June 30, 2012.

	Three months ended	Three months ended
	June 30,	June 30,
	2013	2012
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$3,389	$62
Net income allocated to participating securities	(9)	—
Amortization of discount on preferred stock	(5,930)	—

Net income (loss) allocated to common stock	$(2,550)	$62

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$—	$—
Undistributed earnings (loss) allocated to common stock	(2,550)	62

Net income (loss) allocated to common stock	$(2,550)	$62

Weighted average common shares outstanding, including shares considered participating securities	43,276	32,942
Less: Average participating securities	(116)	(140)

Weighted average shares	43,160	32,802

Basic earnings (loss) per common share	$(0.06)	$—

Diluted earnings per common share computation:
Net income (loss) allocated to common stock	$(2,550)	$62

Weighted average common shares outstanding for basic earnings per common share	43,160	32,802
Add: Dilutive effects of assumed exercises of stock options	—	41

Weighted average shares and dilutive potential common shares	43,160	32,843

Diluted earnings (loss) per common share	$(0.06)	$—

	Six months ended	Six months ended
	June 30,	June 30,
	2013	2012
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$6,071	$3,858
Net income allocated to participating securities	(19)	(10)
Amortization of discount on preferred stock	(6,751)	0

Net income (loss) allocated to common stock	$(699)	$3,848

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$—	$—
Undistributed earnings (loss) allocated to common stock	(699)	3,848

Net income (loss) allocated to common stock	$(699)	$3,848

Weighted average common shares outstanding, including shares considered participating securities	38,509	32,749
Less: Average participating securities	(121)	(89)

Weighted average shares	38,388	32,660

Basic earnings (loss) per common share	$(0.02)	$0.12

Diluted earnings per common share computation:
Net income (loss) allocated to common stock	$(699)	$3,848

Weighted average common shares outstanding for basic earnings per common share	38,388	32,660
Add: Dilutive effects of assumed exercises of stock options	—	13

Weighted average shares and dilutive potential common shares	38,388	32,673

Diluted earnings (loss) per common share	$(0.02)	$0.12

As previously announced and described under Note 15 below, on March 22, 2013, United Community sold 7,942 preferred shares to various investors. In accordance with U.S. Generally Accepted Accounting Principles, United Community recorded a beneficial conversion feature (“BCF”) related to the issuance of these preferred shares because they contained a conversion feature at a fixed rate that was in-the-money when issued. A BCF is “in-the-money” when the investor is deemed to be able to obtain the underlying common shares at a below-market price upon conversion of the preferred shares. The BCF was recognized in United Community’s Shareholders’ Equity and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The effective purchase price of the common shares into which the preferred shares are convertible was deemed to be $2.75, which was used to compute the intrinsic value. The intrinsic value is calculated as the difference between the deemed purchase price of the common shares ($2.75 per share) and the market value ($3.60 per share) on the date the preferred shares were issued (March 22, 2013), multiplied by the number of shares into which the preferred shares were convertible. The BCF resulting from the issuance of the preferred shares of United Community is calculated as follows:

Total common shares that may be issued upon conversion of preferred shares	7,942,000
Intrinsic value (difference between consideration allocated to preferred stock upon conversion at $2.75 per share and market price of $3.60 per share on March 22, 2013)	$0.85

Beneficial conversion feature	$6,750,700

The BCF has no effect on net income. The BCF calculated above is deemed to be an implied dividend for purposes of determining earnings per common share in accordance with U.S. Generally Accepted Accounting Principles, and is amortized over the period the preferred shares are expected to be outstanding. The preferred shares converted to common shares upon shareholder approval which was obtained in the second quarter 2013. This amortization resulted in a reduction to retained earnings and thus net income available to common shareholders for earnings per common share purposes. Therefore, United Community will take into account the BCF discount when computing earnings per common share in 2013.

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and reflects no change in unrealized gains and losses on postretirement liability. The change includes reclassification of gains on sales of securities of $1.8 million and no impairment charges for the three months ended June 30, 2013, and gains on sales of securities of $3.6 million and no impairment charges for the three months ended June 30, 2012. The change includes reclassification of gains on sales of securities of $2.6 million and no impairment charges for the six months June 30, 2013, and gains on sales of securities of $4.0 million and no impairment charges for the six months ended June 30, 2012.

Other comprehensive income (loss) components and related tax effects for the three and six month periods are as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$(31,065)	$8,980	$(33,307)	$6,511
Unrealized holding gain (loss) on postretirement benefits	—	—	—	—
Reclassification adjustment for gains realized in income	(1,857)	(3,555)	(2,578)	(3,969)

Net unrealized gains (losses)	(32,922)	5,425	(35,885)	2,542
Tax effect	—	—	—	—

Net of tax amount	$(32,922)	$5,425	$(35,885)	$2,542

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at December 31, 2012	Current Period Change	Balance at June 30, 2013
	(Dollars in thousands)
Unrealized gains (losses) on securities available for sale	$5,082	$(35,885)	$(30,803)
Unrealized gains (losses) on post-retirement benefits	1,600	—	1,600

Total	$6,682	$(35,885)	$(29,203)

The following is a summary of each component of accumulated other comprehensive income (loss) that was reclassified into net income during the three and six months ended June 30, 2013:

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (03/31/2013)	$2,119	$1,600	$3,719
Other comprehensive loss before reclassification	(31,065)	—	(31,065)
Amounts reclassified from accumulated other compressive loss	(1,857)	—	(1,857)

Net current period other comprehensive loss	(32,922)	—	(32,922)

Ending balance (06/30/2013)	$(30,803)	$1,600	$(29,203)

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (12/31/12)	$5,082	$1,600	$6,682
Other comprehensive loss before reclassification	(33,307)	—	(33,307)
Amounts reclassified from accumulated other compressive loss	(2,578)	—	(2,578)

Net current period other comprehensive loss	(35,885)	—	(35,885)

Ending balance (06/30/2013)	$(30,803)	$1,600	$(29,203)

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

	As of June 30, 2013
	Actual		Minimum Capital Requirements Per Memorandum of Understanding
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$196,966	19.42%	$121,065	12.00%
Tier 1 capital to risk-weighted assets	183,276	18.17%	*	*
Tier 1 capital to average total assets**	183,276	10.03%	164,394	8.50%

	As of June 30, 2013
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$80,710	8.00%	$100,888	10.00%
Tier 1 capital to risk-weighted assets	*	*	60,533	6.00%
Tier 1 capital to average total assets**	73,064	4.00%	91,330	5.00%

	As of December 31, 2012
	Actual		Minimum Capital Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$174,139	16.21%	$128,948	12.00%
Tier 1 capital to risk-weighted assets	160,612	14.95%	*	*
Tier 1 capital to average total assets**	160,612	8.70%	166,226	9.00%

	As of December 31, 2012
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$85,965	8.00%	$107,457	10.00%
Tier 1 capital to risk-weighted assets	*	*	64,474	6.00%
Tier 1 capital to average total assets**	73,878	4.00%	92,348	5.00%

*	Ratio is not required under regulations
**	Tier 1 Leverage Capital Ratio

As of June 30, 2013, Home Savings is considered well capitalized, but must maintain a ratio of total risk based capital to risk-weighted assets of 12.0% and a Tier 1 Capital to average total assets ratio of 8.5% in accordance with the Bank MOU. As of December 31, 2012, the FDIC categorized Home Savings as adequately capitalized pursuant to the Consent Order. However, once the Consent Order was terminated on January 31, 2013, Home Savings was considered well capitalized.

In July 2013, United Community’s primary federal regulator, the Federal Reserve, and the Bank’s primary federal regulator, the FDIC, and other regulatory agencies published final rules (the Basel III Capital Rules) that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements, effective January 1, 2015.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings and consequently Home Savings’ ability to meet its future capital requirements. Refer to Note 2 for a complete discussion of the regulatory enforcement actions.

15. CAPITAL RAISE

On January 11, 2013, United Community entered into securities purchase agreements with 28 accredited investors, pursuant to which the investors agreed to invest an aggregate of approximately $39.9 million in United Community for 6,574,272 newly issued common shares of United Community at a purchase price of $2.75 per share, and 7,942 newly created and issued perpetual mandatorily convertible non-cumulative preferred shares of United Community at a purchase price of $2,750 per share. On March 22, 2013, United Community received $39.9 million from the completion of this portion of the private placement of the capital raise. Upon receipt of United Community shareholder approval, each of the preferred shares automatically converted into 1,000 United Community common shares. Shareholder approval was obtained on May 28, 2013, at a special meeting of shareholders. The preferred shares did not pay any preferred dividends.

Also on January 11, 2013, United Community entered into subscription agreements with certain of United Community’s directors, officers and their affiliates pursuant to which these insider investors agreed to invest an aggregate of approximately $2.1 million in United Community for 755,820 newly issued common shares, at the same purchase price of $2.75 per share. The issuance and sale of common shares to the insider investors, pursuant to the subscription agreements, was subject to United Community shareholder approval, which was obtained on May 28, 2013.

On April 26, 2013, United Community issued a prospectus for the purpose of offering existing shareholders the right to purchase up to $5.0 million of United Community common shares at $2.75 per share. The rights offering closed on May 28, 2013 and United Community issued 1,818,181 shares to existing shareholders that elected to participate.

Legal, investment banking and other consulting expenses incurred by United Community to complete the capital raise aggregated $4.5 million. The increase in equity from the capital raise was reduced by these expenses.

16. INCOME TAXES

As of June 30, 2013 and December 31, 2012, the deferred tax asset was $28.8 million. Management recorded a valuation allowance against deferred tax assets at June 30, 2013 and December 31, 2012 based primarily on its cumulative pre-tax losses during the past three years. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

Based on the capital raise in the first half of 2013, management has made a preliminary assessment that a change in ownership in accordance with the guidelines of section 382 of the Internal Revenue Code of 1986 has not occurred.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	0.75%	0.01%	0.67%	0.38%
Return on average equity (3)	6.47%	0.12%	6.31%	3.95%
Interest rate spread (4)	2.76%	3.37%	2.81%	3.24%
Net interest margin (5)	2.93%	3.55%	2.97%	3.42%
Noninterest expense to average assets	3.15%	3.47%	3.10%	3.34%
Efficiency ratio (6)	78.38%	78.50%	76.96%	77.92%
Average interest-earning assets to average interest-bearing liabilities	121.64%	117.50%	120.03%	116.54%
Capital ratios:
Average equity to average assets	11.52%	10.09%	10.56%	9.75%
Equity to assets, end of period	10.28%	10.26%	10.28%	10.26%
Tangible common equity to tangible common assets (13)	10.27%	10.24%	10.27%	10.24%
Tier 1 leverage ratio	10.03%	9.32%	10.03%	9.32%
Tier 1 risk-based capital ratio	18.17%	15.16%	18.17%	15.16%
Total risk-based capital ratio	19.42%	16.43%	19.42%	16.43%
Asset quality ratio:
Nonperforming loans to net loans at end of period (7)	2.88%	9.17%	2.88%	9.17%
Nonperforming assets to average assets (8)	2.22%	7.09%	2.22%	6.95%
Nonperforming assets to total assets at end of period	2.26%	7.31%	2.26%	7.31%
Allowance for loan losses as a percent of loans	1.85%	2.42%	1.85%	2.42%
Allowance for loan losses as a percent of nonperforming loans (7)	65.41%	27.01%	65.41%	27.01%
Texas ratio (9)	19.97%	61.57%	19.97%	61.57%
Total classified assets as a percent of Tier 1 Capital	30.72%	93.31%	30.72%	93.31%
Total classified loans as a percent of Tier 1 Capital and ALLL	22.22%	79.89%	22.22%	79.89%
Total classified assets as a percent of Tier 1 Capital and ALLL	27.83%	91.41%	27.83%	91.41%
Net chargeoffs as a percent of average loans	1.54%	3.03%	1.02%	2.75%
Total 90+ days past due as a percent of net loans	2.58%	7.79%	2.58%	7.79%
Office data:
Number of full service banking offices	33	34	33	34
Number of loan production offices	9	8	9	8
Per share data:
Basic earnings (loss) per common share (10)	$(0.06)	$—	$(0.02)	$0.12
Diluted earnings (loss) per common share (10)	(0.06)	—	(0.02)	0.12
Book value per common share (11)	3.66	5.95	3.66	5.95
Tangible book value per common share (12)	3.66	5.94	3.66	5.94

Notes:

1.	Ratios for the three and six month periods are annualized where appropriate
2.	Net income divided by average total assets
3.	Net income divided by average total equity
4.	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities
5.	Net interest income as a percent of average interest-earning assets
6.	Noninterest expense, excluding the amortization of the core deposit intangible, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities, other than temporary impairment charges and gains and losses on foreclosed assets
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
9.	Nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses
10.	Net income divided by the number of basic or diluted shares outstanding
11.	Shareholders’ equity divided by number of shares outstanding
12.	Shareholders’ equity minus core deposit intangible divided by number of shares outstanding
13.	We use certain non-GAAP financial measures, such as the tangible common equity to tangible common assets ratio (TCE), to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. We believe TCE is useful because it is a measure utilized by regulators, market analysis and investors in evaluating a company’s financial condition and capital strength. TCE, as defined by us, represents common equity less core deposit intangible assets. A reconciliation form our GAAP total equity to total assets ratio to the non-GAAP tangible common equity to tangible assets ratio is presented below:

	At or For the Three		At or For the Six
	Months Ended June 30,		Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Total assets	$1,787,071	$1,906,995	$1,787,071	$1,906,995
Less: Core deposit intangible	192	289	192	289
Tangible assets (Non-GAAP)	$1,786,879	$1,906,706	$1,786,879	$1,906,706
Total common equity	$183,759	$195,631	$183,759	$195,631
Less: Core deposit intangible	192	289	192	289
Tangible common equity (Non-GAAP)	$183,567	$195,342	$183,567	$195,342
Total equity/Total assets	10.28%	10.26%	10.28%	10.26%
Tangible common equity/Tangible assets (non-GAAP)	10.27%	10.24%	10.27%	10.24%

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

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

Total assets decreased $21.9 million to $1.8 billion at June 30, 2013, compared to December 31, 2012. Contributing to the change were decreases in available for sale securities of $19.4 million, net loans of $57.4 million, net loans held for sale of $3.7 million and a decrease in real estate owned and other repossessed assets of $7.1 million, offset by an increase in cash and cash equivalents of $67.6 million.

Funds not currently utilized for general corporate purposes are invested in overnight funds and available for sale securities. Cash and cash equivalents increased during the first half of 2013 as a result of the increase in balances maintained at the Federal Reserve due to United Community’s capital raise. On March 22, 2013, United Community received $39.9 from the private placement portion of the capital raise. On May 28, 2013, United Community received an additional $2.1 million in the insider placement portion of the capital raise.

In the first six months of 2013, the Company sold approximately $97.1 million in available for sale securities, recognizing $2.6 million in net gains on the sales. The Company also purchased securities with a book value of $145.0 million to replace the securities sold during the period and to replace loan balances that continued to decline. Maturities, paydowns, amortization and the increase in the unrealized losses on the portfolio also contributed to the change in the size of the securities portfolio.

Loans held for sale were $9.3 million at June 30, 2013, compared to $13.0 million at December 31, 2012. This change was primarily attributable to the timing of sales during the period. Home Savings sells a portion of newly originated loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Net loans decreased $57.4 million during the first six months of 2013. Contributing to the decrease were a decline in overall loan demand during the period, continued refinance activity in Home Savings’ mortgage portfolio, and continued resolution of nonperforming and classified credits.

The following table summarizes the trend in the allowance for loan losses as of June 30, 2013:

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31, 2012	Provision	Recovery	Chargeoff	June 30, 2013
Real Estate Loans
Permanent
One-to four-family residential	$6,958	$909	$92	$(1,216)	$6,743
Multifamily residential	1,223	(204)	123	(277)	865
Nonresidential	4,801	1,386	264	(2,011)	4,440
Land	837	687	196	(1,639)	81

Total	13,819	2,778	675	(5,143)	12,129

Construction Loans
One-to four-family residential	1,267	431	311	(344)	1,665
Multifamily and nonresidential	137	15	7	(21)	138

Total	1,404	446	318	(365)	1,803

Consumer Loans
Home Equity	3,150	631	62	(631)	3,212
Auto	49	(6)	7	(8)	42
Marine	264	(177)	2	(28)	61
Recreational vehicle	829	267	70	(293)	873
Other	167	(142)	143	(154)	14

Total	4,459	573	284	(1,114)	4,202

Commercial Loans
Secured	783	(186)	68	(128)	537
Unsecured	665	(434)	135	—	366

Total	1,448	(620)	203	(128)	903

Total	$21,130	$3,177	$1,480	$(6,750)	$19,037

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for possible loan losses charged to expense. The allowance for loan losses decreased to $19.0 million at June 30, 2013, from $21.1 million at December 31, 2012, a decrease of $2.1 million. The allowance for loan losses as a percentage of loans was 1.85% at June 30, 2013, compared to 1.94% at December 31, 2012. The allowance for loan losses as a percentage of nonperforming loans was 65.41% at June 30, 2013, compared to 44.22% at December 31, 2012. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net chargeoffs or recoveries, among other factors.

Chargeoffs exceeded provision for permanent real estate in 2013 primarily as a result of the resolution of the Bank’s largest classified relationship. This relationship consisted of 8 loans. Four of these loans were sold resulting in a charge off of reserves that had been set aside in a prior period of $588,000. In addition, the four loans that remain in Home Savings’ portfolio were written down to current market value. This resulted in an additional charge of $2.0 million against reserves that had been established in a prior period.

As the commercial loan portfolio has decreased over time, the level of reserves required has declined as well. The historical loss rates have improved and the company has experienced a lower rate of chargeoffs in this category. In addition, the company has been successful in recovering some of the commercial loan balances charged off in prior periods. These improvements have resulted in a decline in provision during the current year.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $46.9 million at June 30, 2013 as compared to $61.0 million at December 31, 2012. The schedule below summarizes impaired loans for June 30, 2013 and December 31, 2012.

	Impaired Loans
	(Dollars in thousands)
	June 30, 2013	December 31, 2012	Change
Real Estate Loans
Permanent
One-to four-family residential	$17,493	$17,682	$(189)
Multifamily residential	746	2,059	(1,313)
Nonresidential	7,307	17,341	(10,034)
Land	487	5,931	(5,444)

Total	26,033	43,013	(16,980)

Construction Loans
One-to four-family residential	4,397	7,547	(3,150)
Multifamily and nonresidential	—	—	—

Total	4,397	7,547	(3,150)

Consumer Loans
Home Equity	10,423	7,958	2,465
Auto	44	44	—
Boat	186	190	(4)
Recreational vehicle	1,110	592	518
Other	—	—	—

Total	11,763	8,784	2,979

Commercial Loans
Secured	4,716	1,635	3,081
Unsecured	1	38	(37)

Total	4,717	1,673	3,044

Total Impaired Loans	$46,910	$61,017	$(14,107)

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

The change in TDRs for the six months ended June 30, 2013 is as follows:

	Troubled Debt Restructurings
	June 30, 2013	December 31, 2012	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$15,932	$15,299	$633
Multifamily residential	469	—	469
Nonresidential	868	946	(78)
Land	487	105	382

Total	17,756	16,350	1,406

Construction Loans
One-to four-family residential	941	576	365
Multifamily and nonresidential	—	—	—

Total	941	576	365

Consumer Loans
Home Equity	10,245	7,253	2,992
Auto	12	13	(1)
Marine	—	—	—
Recreational vehicle	867	—	867
Other	—	7	(7)

Total	11,124	7,273	3,851

Commercial Loans
Secured	799	1,212	(413)
Unsecured	—	25	(25)

Total	799	1,237	(438)

Total Restructured Loans	$30,620	$25,436	$5,184

The increase in the level of TDR loans during the six months ended June 30, 2013 was attributable primarily to focused modification efforts within the home equity portfolio.

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. TDR loans that were on nonaccrual status aggregated $5.5 million and $4.4 million at June 30, 2013 and December 31, 2012, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $25.2 million and $21.0 million at June 30, 2013 and December 31, 2012, respectively.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $29.1 million, or 2.88% of net loans, at June 30, 2013, compared to $47.8 million, or 4.48% of net loans, at December 31, 2012.

The schedule below summarizes the change in nonperforming loans for the first six months of 2013.

	Nonperforming Loans
	(Dollars in thousands)
	June 30, 2013	December 31, 2012	Change
Real Estate Loans
Permanent
One-to four-family residential	$4,993	$5,437	$(444)
Multifamily residential	727	2,027	(1,300)
Nonresidential	10,429	20,743	(10,314)
Land	656	6,047	(5,391)

Total	16,805	34,254	(17,449)

Construction Loans
One-to four-family residential	4,385	7,466	(3,081)
Multifamily and nonresidential	—	—	—

Total	4,385	7,466	(3,081)

Consumer Loans
Home Equity	2,809	3,298	(489)
Auto	89	105	(16)
Marine	167	176	(9)
Recreational vehicle	389	1,259	(870)
Other	5	4	1

Total	3,459	4,842	(1,383)

Commercial Loans
Secured	4,251	1,194	3,057
Unsecured	202	31	171

Total	4,453	1,225	3,228

Total Nonperforming Loans	$29,102	$47,787	$(18,685)

Loans held for sale decreased $3.7 million, or 28.4%, to $9.3 million at June 30, 2013, compared to $13.0 million at December 31, 2012. The change was primarily attributable to the timing of sales during the period. The rise in interest rates also affected the decline in origination volume. Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

FHLB stock remained at $26.5 million for June 30, 2013 and December 31, 2012. During the first six months of 2013, the FHLB paid a cash dividend of $560,000 in lieu of a stock dividend to its member banks.

Real estate owned and other repossessed assets decreased $7.1 million, or 38.4%, during the six months ended June 30, 2013. The following table summarizes the activity in real estate owned and other repossessed assets during the period:

	Real Estate Owned	Repossessed Assets	Total
	(Dollars in thousands)
Balance at Beginning of period	$18,075	$365	$18,440
Acquisitions	517	536	1,053
Sales, net of gains	(6,072)	(745)	(6,797)
Change in valuation allowance	(1,337)	—	(1,337)

Balance at End of period	$11,203	$156	$11,359

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of June 30, 2013:

	Balance	Valuation Allowance	Net Balance
	(Dollars in thousands)
Real estate owned
One-to four-family	$4,151	$(574)	$3,577
Multifamily residential	—	—	—
Nonresidential	757	(203)	554
One-to four-family residential construction	12,530	(5,684)	6,846
Land	270	(44)	226

Total real estate owned	17,708	(6,505)	11,203
Repossessed assets
Auto	—	—	—
Marine	76	—	76
Recreational vehicle	80	—	80

Total repossessed assets	156	—	156

Total real estate owned and other repossessed assets	$17,864	$(6,505)	$11,359

Property acquired in the settlement of loans is recorded at the lower of (a) the loan’s acquisition balance less cost to sell or (b) the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to reflect properly the asset at fair value. The increase in the valuation allowance on property acquired was due to the decline in market value of those properties.

Total deposits decreased $28.3 million to $1.4 billion at June 30, 2013, compared to December 31, 2012. The primary cause for the decrease in deposits was due to declines in certificates of deposit. Nevertheless, as certificates of deposit matured, the Company was able to retain most of these deposits in other interest-bearing non-time deposit accounts at substantially lower rates. As of June 30, 2013, Home Savings had no brokered deposits.

Advance payments by borrowers for taxes and insurance decreased $10.2 million during the first six months of 2013. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $1.7 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $8.5 million.

During the first six months of 2013, Home Savings received requests for reimbursements from Freddie Mac and Fannie Mae, who purchased loans originated by Home Savings, for the purpose of making them whole on certain loans sold in the secondary market. These loans have certain identified weaknesses such that, in the opinion of management, a settlement to the investor is most appropriate. For the six months ended June 30, 2013, Home Savings incurred expenses of $891,000 associated with such repurchases. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $793,000 at June 30, 2013. Management believes this reserve is appropriate given the historical losses incurred to date and the probability that future losses will be deemed certain.

Shareholders’ equity increased $13.0 million to $183.8 million at June 30, 2013, from $170.8 million at December 31, 2012. The change occurred primarily due to the successful completion of the capital raise and net income recognized during the period, offset by the adjustment to other comprehensive income for the change in the valuation of available for sale securities during the period.

Other comprehensive income declined $35.9 million from December 31, 2012 to June 30, 2012. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities included in other comprehensive income have not been recognized into income at June 30, 2013 and December 31, 2012 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell (and it is likely that management will not be required to sell) the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The primary reason for the decline in fair value was the rise in longer term interest rates at the end of the second quarter. The fair value is expected to recover as the investments approach maturity.

On January 11, 2013, United Community entered into securities purchase agreements with 28 accredited investors, pursuant to which the investors agreed to invest an aggregate of approximately $39.9 million in United Community for 6,574,272 newly issued common shares of United Community at a purchase price of $2.75 per share, and 7,942 newly created and issued perpetual mandatorily convertible non-cumulative preferred shares of United Community at a purchase price of $2,750 per share. On March 22, 2013, United Community received $39.9 million from the completion of this portion of the private placement of the capital raise. Upon receipt of United Community shareholder approval on May 28, 2013, each of the preferred shares automatically converted into 1,000 United Community common shares. The preferred shares did not pay any dividends.

Also on January 11, 2013, United Community entered into subscription agreements with certain United Community’s directors, officers and their affiliates pursuant to which these inside investors agreed to invest an aggregate of approximately $2.1 million in United Community for 755,820 newly issued common shares, at the same purchase price of $2.75 per share. The issuance and sale of common shares to the inside investors, pursuant to the subscription agreements, was subject to United Community shareholder approval, which was obtained on May 28, 2013.

On April 26, 2013, United Community issued a prospectus for the purpose of offering existing shareholders the right to purchase up to $5.0 million of United Community common shares at $2.75 per share. The rights offering closed on May 28, 2013 and United Community issued 1,818,181 shares to existing shareholders that elected to participate.

Legal, investment banking and other consulting expenses incurred by United Community to complete the capital raise aggregated $4.5 million. The increase in equity from the capital raise was reduced by these expenses.

Book value per common share as of June 30, 2013 was $3.66 as compared to $5.17 per common share as of December 31, 2012. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity due to the capital raising efforts. Also, while always included in the calculation of book value, the Company’s unrealized losses recognized on available for sale securities during the six months ended June 30, 2013 negatively affected book value per common share. The calculation of book value is as follows:

	As of June 30,	As of December 31,
	2013	2012
	(Dollars in thousands, except per share data)
Number of common shares outstanding	50,188,664	33,027,886
Total equity	$183,759	$170,760
Total preferred shares	—	—

Book value per common share	$3.66	$5.17

Book value per share at June 30, 2013, was affected by two items that took place in the first half of 2013: the unrealized loss on available for sale securities and the dilutive effect of the capital raise. The impact of the $35.9 million unrealized loss on available for sale securities on book value per common share is as follows:

(Dollars in
thousands, except per share data)
Total equity exclusive of loss	$219,644
Common stock outstanding	50,188,664
Book value per common share, exclusive of loss	$4.38
Unrealized loss	35,885
Total equity, as reported	$183,759
Book value per common share, as reported	$3.66

Independently, during the first six months of 2013, the Company issued 17.1 million shares in exchange for net proceeds of $42.5 million, after expenses. The impact of this capital raise on book value per common share is as follows:

(Dollars in
thousands, except per share data)
Common shares issued in capital raise:
Private placement	6,574,272
Insider placement	755,820
Rights offering	1,818,181
Conversion of preferred shares	7,942,000

Total number of common shares issued	17,090,273

Net proceeds received from capital raise	$42,488
Total equity exclusive of the capital raise	$141,271
Common stock outstanding prior to the capital raise	33,098,391
Book value per common share, exclusive of the capital raise	$4.27
Total equity exclusive of the capital raise	$141,271
Capital raise	42,488

Total equity, as reported	$183,759

Common stock outstanding prior to the capital raise	33,098,391
Common shares issued	17,090,273

Common stock outstanding, as reported	50,188,664

Book value per common share, as reported	$3.66

The calculation of book value per share as presented in the tables above could be considered non-GAAP. We use certain non-GAAP financial measures to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. We believe this information is useful because it can be utilized by regulators, market analysts and investors in the evaluation our financial condition and capital strength. The tables above provide a reconciliation to our GAAP book value per share.

Comparison of Operating Results for the Three Months Ended

June 30, 2013 and June 30, 2012

Net Income. United Community recognized net income for the three months ended June 30, 2013 of $3.4 million compared to net income of $62,000 for the three months ended June 30, 2012. Net interest income decreased $3.8 million. The provision for loan losses decreased $5.2 million during the same period. Additionally, non-interest income decreased and noninterest expense decreased $565,000 and $2.7 million, respectively. United Community’s annualized return on average assets and return on average equity were 0.74% and 6.46%, respectively, for the three months ended June 30, 2013. The annualized return on average assets and return on average equity for the comparable period in 2012 were 0.01% and 0.12%, respectively.

Net Interest Income. Net interest income for the three months ended June 30, 2013 and June 30, 2012 was $12.6 million and $16.4 million, respectively.

Total interest income decreased $4.9 million in the second quarter of 2013 compared to the second quarter of 2012, primarily as a result of a decrease of $282.0 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 42 basis points.

Total interest expense decreased $1.1 million for the quarter ended June 30, 2013, as compared to the same quarter last year. The change was due primarily to reductions of $1.0 million in interest paid on deposits. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. Between June 30, 2012, and June 30, 2013, the average outstanding balance of certificates of deposit declined by $131.3 million, while non-time deposits increased by $14.1 million. Also contributing to the decrease was a reduction of 27 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 10 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the second quarter of last year. The interest rate spread for the three months ended June 30, 2013, decreased to 2.76% compared to 3.38% for the quarter ended June 30, 2012. The net interest margin decreased 62 basis points to 2.93% for the three months ended June 30, 2013 compared to 3.55% for the same quarter in 2012.

	For the Three Months Ended June 30,
	2013 vs. 2012
	Increase (decrease) due to		Total increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,286)	$(3,466)	$(4,752)
Loans held for sale	12	(38)	(26)
Investment securities:
Available for sale	12,217	(12,373)	(156)
FHLB stock	(3)	—	(3)
Other interest-earning assets	6	24	30

Total interest-earning assets	$10,946	$(15,853)	$(4,907)

Interest-bearing liabilities:
Savings accounts	(28)	5	(23)
NOW and money market accounts	(161)	(1)	(162)
Certificates of deposit	(409)	(439)	(848)
Federal Home Loan Bank advances	(429)	340	(89)
Repurchase agreements and other	(1)	—	(1)

Total interest-bearing liabilities	$(1,028)	$(95)	(1,123)

Change in net interest income			$(3,784)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $1.1 million in the second quarter of 2013, compared to $6.3 million in the second quarter of 2012. This $5.2 million decrease in the provision for loan losses is primarily a result of loans charged off in excess of specific reserves in the second quarter of 2012. Specifically, the resolution of one commercial loan relationship consisting of eight loans, which represented the Company’s largest classified loan relationship at that time, resulted in a chargeoff of $5.9 million in the second quarter of 2012 as a part of this resolution. Reserves of $1.1 million were established on these specific loans in prior periods, resulting in a net loss of $4.8 million in the second quarter of 2012.

Chargeoffs exceeded provision in the first half of 2013 primarily as a result of the resolution of the largest classified relationship in the first quarter of 2013. This relationship consisted of 8 loans. Four of these loans were sold resulting in a charge off of reserves that had been set aside in a prior period of $588,000. In addition, the four loans that remain in Home Savings’ portfolio were written down to current market value. This resulted in an additional charge of $2.0 million in reserves that had been established in a prior period.

Noninterest Income. Noninterest income decreased in the second quarter of 2013 to $6.4 million, as compared to noninterest income for the second quarter of 2012 of $6.9 million. Decreased noninterest income was a result of lower gains recognized on the sale of securities available for sale, higher losses recognized on the valuation and disposal of real estate owned and other repossessed assets and decreased mortgage banking income recognized in the second quarter of 2013 as compared to the same quarter in 2012. These changes were offset by higher service fees and other charges recognized, compared to the first quarter of 2012. The change in service fees was a result of a positive valuation adjustment of $212,000 recognized on deferred mortgage servicing rights in the second quarter of 2013 as compared to the same period in 2012. The positive valuation adjustment is the result of higher interest rates on newly originated loans in the current period. Other income also positively affected the comparison due to a positive valuation adjustment of $561,000 on interest rate caps and increased debit card fee income of $1.0 million during the current quarter, as compared to the same quarter last year.

Noninterest Expense. Noninterest expense was $14.4 million in the second quarter of 2013, compared to $17.0 million in the second quarter of 2012. In the second quarter of 2013, salaries and employee benefits were down because of lower expenses associated with incentive payments and a lower level of salaries as a result of fewer full-time equivalent employees at June 30, 2013, as compared to June 30, 2012. Deposit insurance premiums were lower in the second quarter of 2013 due to the Bank being able to avail itself of more favorable insurance rates and a lower average asset base used in the calculation of insurance premiums. Professional fees were $165,000 lower during the quarter ended June 30, 2013, as compared to the same quarter last year. The improvement in asset quality has reduced the need to engage legal and other consultants to assist in the resolution of problem assets. Other expenses were lower in the second quarter of 2013, as compared to the same quarter in 2012. This positive variance is the result of lower expenses incurred for real estate taxes and other expenses paid prior to loans going into foreclosure. Lastly, prepayment penalties incurred on the early payoff of FHLB advances in the second quarter of 2012 were not a recurring expenditure in 2013.

Comparison of Operating Results for the Six Months Ended

June 30, 2013 and June 30, 2012

Net Income. United Community recognized net income for the six months ended June 30, 2013, of $6.2 million compared to net income of $3.9 million for the six months ended June 30, 2012. Net interest income decreased $6.7 million. The provision for loan losses decreased $3.8 million during the same period. Additionally non-interest income increased and noninterest expense decreased $37,000 and $5.3 million, respectively. United Community’s annualized return on average assets and return on average equity were 0.67% and 6.31%, respectively, for the six months ended June 30, 2013. The annualized return on average assets and return on average equity for the comparable period in 2012 were 0.38% and 3.95%, respectively.

Net Interest Income. Net interest income for the six months ended June 30, 2013 and June 30, 2012 was $25.6 million and $32.3 million, respectively.

Total interest income decreased $10.0 million in the first half of 2013 compared to the first half of 2012, primarily as a result of a decrease of $296.5 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 40 basis points.

Total interest expense decreased $3.3 million for the six months ended June 30, 2013, as compared to the same period last year. The change was due primarily to reductions of $3.0 million in interest paid on deposits. The overall decrease in deposit interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. Between June 30, 2012, and June 30, 2013, the average outstanding balance of certificates of deposit declined by $151.9 million, while non-time deposits increased by $31.5 million. Also contributing to the decrease in interest expense was a reduction of 49 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 9 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first half of last year. The interest rate spread for the six months ended June 30, 2013, decreased to 2.81% compared to 3.25% for the six months ended June 30, 2012. The net interest margin decreased 45 basis points to 2.97% for the six months ended June 30, 2013 compared to 3.42% for the same period in 2012.

	For the Six Months Ended June 30,
	2013 vs. 2012
	Increase (decrease) due to		Total increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(2,496)	$(7,285)	$(9,781)
Loans held for sale	(29)	(8)	(37)
Investment securities:
Available for sale	3,635	(3,857)	(222)
FHLB stock	(20)	—	(20)
Other interest-earning assets	9	18	27

Total interest-earning assets	$1,099	$(11,132)	$(10,033)

Interest-bearing liabilities:
Savings accounts	(34)	15	(19)
NOW and money market accounts	(360)	22	(338)
Certificates of deposit	(1,478)	(1,143)	(2,621)
Federal Home Loan Bank advances	(1,352)	1,054	(298)
Repurchase agreements and other	(11)	—	(11)

Total interest-bearing liabilities	$(3,235)	$(52)	(3,287)

Change in net interest income			$(6,746)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $3.2 million in the first six months of 2013, compared to $6.9 million in the first six months of 2012. This $3.8 million decrease in the provision for loan losses is primarily a result of loans charged off in excess of specific reserves during the first six months of 2012. Specifically, the resolution of one commercial loan relationship in the second quarter of 2012, consisting of seven loans, which represented the Company’s largest classified loan relationship, at that time included a chargeoff of $5.9 million as a part of this resolution.

Noninterest Income. Noninterest income increased $37,000 in the first half of 2013 to $12.1 million, as compared to noninterest income for the first half of 2012 of $12.0 million. While in total the change was $37,000, components within the various categories changed significantly. During the first six months of 2013, service fees and other charges increased as a result of a positive valuation adjustment on deferred mortgage servicing rights of $646,000. Additionally, other income increased $1.4 million due primarily to Home Savings recognizing a positive valuation adjustment of $700,000 on interest rate caps during 2013 as compared to a negative valuation adjustment of $843,000 during the first six months of 2012. Increased debit card fee income of $303,000 earned during the first half of 2013 also contributed to the increase in noninterest income. These increases in noninterest income were offset by a decline of $1.4 million in gains on the sale of securities in the first six months of 2013, as compared to the same period last year.

Noninterest Expense. Noninterest expense was $28.2 million in the first half of 2013, compared to $33.5 million in the first half of 2012. In the first six months of 2013, salaries and employee benefits were down because of the recognition of expenses associated with a restricted stock grant that occurred in the first quarter of 2012. A similar award was not granted in 2013. Deposit insurance premiums were lower in the first six months of 2013 due to the Bank being able to avail itself of more favorable insurance rates and a lower average asset base used in the calculation of insurance premiums. Professional fees were $637,000 lower during the six months ended June 30, 2013 as compared to the same period last year. The improvement in asset quality has reduced the need to engage legal and other consultants to assist in the resolution of problem assets. Other expenses were lower in the first half of 2013, as compared to the same period in 2012. This positive variance is the result of lower expenses incurred for real estate taxes and other expenses paid prior to loans going into foreclosure. Lastly, prepayment penalties incurred on the early payoff of FHLB advances in the second quarter of 2012 were not a recurring expenditure in 2013.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three month periods ended June 30, 2013 and 2012. Average balance calculations were based on daily balances.

	Three Months Ended June 30,
	2013			2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,016,810	$12,207	4.80%	$1,298,838	$16,959	5.22%
Net loans held for sale	7,683	78	4.06%	11,293	104	3.68%
Investment securities:
Available for sale	589,284	3,384	2.30%	483,916	3,540	2.93%
Federal Home Loan Bank stock	26,464	277	4.19%	26,464	280	4.23%
Other interest-earning assets	83,535	41	0.20%	32,035	11	0.14%

Total interest-earning assets	1,723,776	15,987	3.71%	1,852,546	20,894	4.51%
Noninterest-earning assets	99,246			113,557

Total assets	$1,823,022			$1,966,103

Interest-bearing liabilities:
NOW and money market accounts	$470,704	$246	0.21%	$472,160	$408	0.35%
Savings accounts	274,238	59	0.09%	258,682	82	0.13%
Certificates of deposit	531,553	1,604	1.21%	662,890	2,452	1.48%
Federal Home Loan Bank advances	50,000	524	4.19%	92,337	613	2.66%
Repurchase agreements and other	90,591	918	4.05%	90,611	919	4.06%

Total interest-bearing liabilities	1,417,086	3,351	0.95%	1,576,680	4,474	1.14%

Noninterest-bearing liabilities	195,991			191,011

Total liabilities	1,613,077			1,767,691
Equity	209,945			198,412

Total liabilities and equity	$1,823,022			$1,966,103

Net interest income and interest rate spread		$12,636	2.76%		$16,420	3.37%

Net interest margin			2.93%			3.55%

Average interest-earning assets to average interest-bearing liabilities			121.64%			117.50%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the six month periods ended June 30, 2013 and 2012. Average balance calculations were based on daily balances.

	Six Months Ended June 30,
	2013			2012
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,032,150	$24,834	4.81%	$1,328,682	$34,615	5.21%
Net loans held for sale	10,015	167	3.33%	10,449	204	3.90%
Investment securities:
Available for sale	595,696	6,812	2.29%	489,854	7,034	2.87%
Federal Home Loan Bank stock	26,464	560	4.23%	26,464	580	4.38%
Other interest-earning assets	55,827	50	0.18%	34,069	23	0.14%

Total interest-earning assets	1,720,152	32,423	3.77%	1,889,518	42,456	4.49%
Noninterest-earning assets	101,736			115,914

Total assets	$1,821,888			$2,005,432

Interest-bearing liabilities:
NOW and money market accounts	$473,855	$538	0.23%	$462,307	$876	0.38%
Savings accounts	271,874	146	0.11%	251,944	165	0.13%
Certificates of deposit	538,995	3,312	1.23%	690,888	5,933	1.72%
Federal Home Loan Bank advances	57,740	1,047	3.63%	125,572	1,345	2.14%
Repurchase agreements and other	90,594	1,827	4.03%	90,613	1,838	4.06%

Total interest-bearing liabilities	1,433,058	6,870	0.96%	1,621,324	10,157	1.25%

Noninterest-bearing liabilities	196,373			188,634

Total liabilities	1,629,431			1,809,958
Equity	192,457			195,474

Total liabilities and equity	$1,821,888			$2,005,432

Net interest income and interest rate spread		$25,553	2.81%		$32,299	3.25%

Net interest margin			2.97%			3.42%

Average interest-earning assets to average interest-bearing liabilities			120.03%			116.54%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for both the year ended December 31, 2012 and for the quarter ended June 30, 2013, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in NPV and interest income that the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board-adopted policy limits.

	Six Months Ended June 30, 2013
	NPV as % of portfolio value of assets				Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	8.22%	6.00%	-3.37%	30.00%	$6,628	-20.00%	13.22%
300	8.78%	6.00%	-2.81%	25.00%	6,060	-15.00%	12.08%
200	9.45%	7.00%	-2.14%	20.00%	3,198	-10.00%	6.38%
100	10.04%	7.00%	-1.55%	15.00%	1,266	-5.00%	2.52%
Static	11.59%	9.00%	—%	—%	—	—%	—%

	Year Ended December 31, 2012
	NPV as % of portfolio value of assets				Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	10.79%	6.00%	0.81%	30.00%	$6,080	-20.00%	11.54%
300	11.09%	6.00%	1.11%	25.00%	4,949	-15.00%	9.39%
200	11.29%	7.00%	1.31%	20.00%	3,387	-10.00%	6.43%
100	11.24%	7.00%	1.26%	15.00%	1,382	-5.00%	2.62%
Static	9.98%	9.00%	—%	—%	—	—%	—%

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

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2013. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures as of June 30, 2013 were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act (i) was recorded, processed, summarized and reported on a timely basis, and (ii) is accumulated and communicated to management, including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2013, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 2—Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of United Community shares during the quarter ended June 30, 2013.

ITEM 6—Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation

3.2	Amendment to Articles of Incorporation

3.3	Amendment to Articles of Incorporation

3.4	Amended Code of Regulations

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: August 9, 2013	/S/ Patrick W. Bevack
Patrick W. Bevack President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2013	/S/ James R. Reske
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

Exhibit 3.3

Incorporated by reference to the Definitive Proxy Statement filed by United Community on April 24, 2013 with the SEC, film number 13777675, Appendix B.

Exhibit 3.4

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.