Form 10-Q
period 2013-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2013-11-08
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,229,212 common shares as of October 31, 2013.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$22,918	$26,041
Federal funds sold	63,212	16,572

Total cash and cash equivalents	86,130	42,613
Securities:
Available for sale, at fair value	542,811	574,562
Loans held for sale	2,894	13,031
Loans, net of allowance for loan losses of $21,032 and $21,130	1,009,029	1,066,240
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	20,938	21,549
Accrued interest receivable	5,200	6,238
Real estate owned and other repossessed assets, net	9,315	18,440
Core deposit intangible	172	238
Cash surrender value of life insurance	44,603	28,881
Other assets	8,646	10,109

Total assets	$1,756,202	$1,808,365

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,243,443	$1,302,307
Non-interest bearing	167,167	159,767

Total deposits	1,410,610	1,462,074
Borrowed funds:
Federal Home Loan Bank advances	50,000	50,000
Repurchase agreements and other	90,583	90,598

Total borrowed funds	140,583	140,598
Advance payments by borrowers for taxes and insurance	12,126	23,590
Accrued interest payable	592	563
Accrued expenses and other liabilities	8,969	10,780

Total liabilities	1,572,880	1,637,605

Shareholders’ Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 and 37,804,457 shares, respectively, issued and 50,225,367 and 33,027,886 shares, respectively, outstanding	175,282	128,026
Retained earnings	80,460	86,345
Accumulated other comprehensive income (loss)	(31,324)	6,682
Treasury stock, at cost, 3,913,543 and 4,776,571 shares, respectively	(41,096)	(50,293)

Total shareholders’ equity	183,322	170,760

Total liabilities and shareholders’ equity	$1,756,202	$1,808,365

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
Interest income
Loans	$12,233	$14,567	$37,067	$49,182
Loans held for sale	80	101	247	305
Available for sale securities	3,364	3,219	10,176	10,253
Federal Home Loan Bank stock dividends	280	279	840	859
Other interest earning assets	52	25	102	48

Total interest income	16,009	18,191	48,432	60,647
Interest expense
Deposits	1,847	2,600	5,843	9,574
Federal Home Loan Bank advances	529	535	1,576	1,880
Repurchase agreements and other	929	928	2,756	2,766

Total interest expense	3,305	4,063	10,175	14,220

Net interest income	12,704	14,128	38,257	46,427
Provision for loan losses	657	30,279	3,834	37,223

Net interest income after provision for loan losses	12,047	(16,151)	34,423	9,204

Non-interest income
Non-deposit investment income	275	478	1,189	1,525
Service fees and other charges	1,734	793	5,207	4,011
Net gains (losses):
Securities available for sale (includes $0, $1,192, $2,578, and $5,161 respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	—	1,192	2,578	5,161
Mortgage banking income	895	2,110	3,927	5,308
Real estate owned and other repossessed assets	(395)	(1,795)	(1,966)	(3,447)
Other income	1,039	974	4,690	3,234

Total non-interest income	3,548	3,752	15,625	15,792

Non-interest expense
Salaries and employee benefits	7,379	8,634	22,539	25,651
Occupancy	811	845	2,484	2,495
Equipment and data processing	1,698	1,665	5,240	5,074
Franchise tax	385	521	1,216	1,396
Advertising	226	134	646	486
Amortization of core deposit intangible	20	26	66	83
Prepayment penalty	—	65	—	803
Deposit insurance premiums	598	1,012	1,755	3,176
Professional fees	761	2,219	2,043	4,138
Real estate owned and other repossessed asset expenses	354	383	1,140	1,504
Other expenses	1,296	1,826	4,631	6,061

Total non-interest expenses	13,528	17,330	41,760	50,867

Income (loss) before income taxes	2,067	(29,729)	8,288	(25,871)
Income tax expense (benefit) (includes $0 income tax expense from reclassification items)	350	(2,838)	500	(2,838)

Net income (loss)	1,717	(26,891)	7,788	(23,033)
Amortization of discount on preferred stock	—	—	(6,751)	—

Earnings (loss) available to common shareholders	$1,717	$(26,891)	$1,037	$(23,033)

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$1,717	$(26,891)	$7,788	$(23,033)
Other comprehensive income (loss)
Unrealized gains (losses) on securities, net of tax	(2,121)	2,729	(38,006)	5,271

Total other comprehensive income (loss)	$(2,121)	$2,729	$(38,006)	$5,271

Comprehensive loss	$(404)	$(24,162)	$(30,218)	$(17,762)

Earnings (loss) per common share
Basic	$0.03	$(0.82)	$0.02	$(0.70)
Diluted	0.03	(0.82)	0.02	(0.70)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Shares Outstanding	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars thousands, except share data)
Balance December 31, 2011	—	32,597,762	$—	$128,031	$110,681	$5,032	$(54,999)	$188,745
Net income					(23,033)			(23,033)
Comprehensive income						5,271		5,271
Stock option expenses				8				8
Restricted stock awards	—	293,733		189	(2,870)		3,270	589

Balance September 30, 2012	—	32,891,495	$—	$128,228	$84,778	$10,303	$(51,729)	$171,580

Balance December 31, 2012	—	33,027,886	$—	$128,026	$86,345	$6,682	$(50,293)	$170,760
Net income					7,788			7,788
Other comprehensive loss						(38,006)		(38,006)
Stock option exercises		104,142			(1,051)		1,206	155
Stock option expenses				15				15
Restricted stock awards		3,066		218	9		33	260
Issuance of common stock, net of issuance costs of $4,649		9,148,273		18,431	(5,880)		7,958	20,509
Issuance preferred stock	7,942		15,090	6,751				21,841
Amortization of preferred stock discount			6,751		(6,751)			—
Conversion of preferred stock to common stock	(7,942)	7,942,000	(21,841)	21,841				—

Balance September 30, 2013	—	50,225,367	$—	$175,282	$80,460	$(31,324)	$(41,096)	$183,322

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$7,788	$(23,033)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,834	37,223
Mortgage banking income	(3,927)	(5,308)
Net losses on real estate owned and other repossessed assets sold	1,966	3,447
Net gain on available for sale securities sold	(2,578)	(5,161)
Net gain on other assets sold	(10)	—
Amortization of premiums and accretion of discounts	2,394	1,016
Depreciation and amortization	1,406	1,183
Net change in interest receivable	1,038	1,081
Net change in interest payable	29	18
Net change in prepaid and other assets	2,371	254
Net change in other liabilities	(1,811)	554
Stock based compensation	275	597
Net principal disbursed on loans originated for sale	(188,167)	(226,708)
Proceeds from sale of loans held for sale	202,231	235,667
Death benefit from bank owned life insurance	—	1,115
Net change in interest rate caps	(463)	1,423

Net cash from operating activities	26,376	23,368
Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	41,057	56,123
Proceeds from sale of:
Securities available for sale	97,127	286,926
Real estate owned and other repossessed assets	8,627	13,830
Loans held for investment	13,709	81,451
Premises and equipment	20	—
Purchases of:
Securities available for sale	(144,992)	(424,932)
Bank owned life insurance	(15,000)	—
Principal repaid on loans, net of disbursements	37,861	154,499
Loans purchased	(50)	(289)
Purchases of premises and equipment	(780)	(1,593)

Net cash from investing activities	37,579	166,015
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	(2,332)	76,079
Net decrease in certificates of deposit	(49,132)	(173,934)
Net decrease in advance payments by borrowers for taxes and insurance	(11,464)	(9,161)
Net change in Federal Home Loan Bank advances	—	(78,155)
Prepayment penalty on Federal Home Loan Bank advances	—	(803)
Net change in repurchase agreements and other borrowed funds	(15)	(15)
Proceeds from the exercise of stock options	155	—
Issuance of preferred stock, net of issuance costs	20,509	—
Issuance of common stock, net of issuance costs	21,841	—

Net cash used by financing activities	(20,387)	(185,989)

Change in cash and cash equivalents	43,517	3,394
Cash and cash equivalents, beginning of period	42,613	54,136

Cash and cash equivalents, end of period	$86,130	$57,530

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

The accompanying consolidated financial statements of United Community have been prepared in accordance with instructions relating to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2012, contained in United Community’s Form 10-K for the year ended December 31, 2012.

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

On January 31, 2013, the Consent Order was terminated and Home Savings entered into a MOU with the FDIC and Ohio Division. The MOU requires Home Savings to submit certain plans and reports to the FDIC and the Ohio Division, to seek the FDIC’s and Ohio Division’s prior consent before issuing any dividends to United Community, and to maintain its Tier 1 Leverage Capital Ratio at 8.50% and its Total Risk Based Capital Ratio at 12.0%. Management believes Home Savings is in compliance with capital requirements of the MOU. As of September 30, 2013, Home Savings Tier 1 Leverage Capital Ratio was 10.26% and its Total Risk Based Capital Ratio was 19.78%.

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

In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” The primary objective of this ASU is improving the reporting of reclassifications out of accumulated other comprehensive income (AOCI). For significant reclassifications that are required to be presented in their entirety in net income in the same reporting period by U.S. GAAP the ASU requires an entity to report the effect of these reclassifications out of AOCI on the respective line items of net income either on the face of the statement that reports net income or in the financial statement notes. For AOCI items that that are not reclassified to net income in their entirety, presentation in the financial statement notes is required. The ASU does not change the current requirements for reporting net income or AOCI in the financial statements. This ASU is effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2012. The ASU should be applied prospectively for all companies. Early application is permitted. The adoption of this ASU did not have a material effect on United Community’s financial statements.

4.	STOCK COMPENSATION

Stock Options:

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 12,317 stock options granted in 2013 and there were 10,898 stock options granted in 2012 under the 2007 Plan. The options must be exercised within 10 years from the date of grant.

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

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $5,500 in stock option expenses for the three months ended September 30, 2013 compared to $4,816 for the three months ended September 30, 2012. The Company recognized $14,970 in stock option expenses for the nine months ended September 30, 2013 compared to $13,042 for the nine months ended September 30, 2012. With respect to options currently outstanding, the Company expects to recognize additional expense of $5,344 in 2013, $16,690 in 2014, and $9,192 in 2015.

A summary of activity in the plans is as follows:

	For the nine months ended September 30, 2013
	Shares	Weighted average exercise price	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	1,309,942	$5.77	$640
Granted	12,317	3.54	—
Exercised	(123,600)	2.01	—
Forfeited	(241,729)	8.82	—

Outstanding at end of period	956,930	$5.46	$1,102

Options exercisable at end of period	929,028	$5.54	$1,065

Information related to the stock option plans for the nine months ended September 30, 2013 follows:

September 30, 2013
Intrinsic value of options exercised	$304,056
Cash received from option exercises	155,320
Tax benefit realized from option exercises	—
Weighted average fair value of options granted, per share	$2.38

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

The fair value of options granted during the third quarter 2013 was determined using the following weighted-average assumptions as of the grant date.

July 3, 2013
Risk-free interest rate	0.84%
Expected term (years)	5
Expected stock volatility	86.20%
Dividend yield	—%

Outstanding stock options have a weighted average remaining life of 4.42 years and may be exercised in the range of $1.20 to $12.38.

Restricted Stock Awards:

The 2007 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at September 30, 2013 aggregated 106,070, of which 32,685 will vest during 2013, 42,665 will vest during 2014, 29,883 will vest during 2015 and 837 will vest during 2016. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $68,000 in restricted stock award expenses for the three months ended September 30, 2013 and approximately $260,000 in restricted stock award expenses for the nine months ended September 30, 2013. The Company recognized approximately $103,000 in restricted stock award expenses for the three months ended September 30, 2012 and approximately $604,000 in restricted stock award expenses for the nine months ended September 30, 2012. Based upon past awards of restricted stock, the Company expects to recognize additional expenses of approximately $68,000 for the remainder of 2013, $184,000 in 2014, and $76,000 in 2015.

A summary of changes in the Company’s nonvested restricted shares for the first nine months of 2013 is as follows:

	Shares	Weighted average grant date fair value
Nonvested shares at January 1, 2013	129,321	$2.86
Granted	17,226	3.82
Vested	(26,317)	2.09
Forfeited	(14,160)	3.06

Nonvested shares at September 30, 2013	106,070	$3.18

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	September 30, 2013
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$250,268	$1	$(20,506)	$229,763
Equity securities	101	295	—	396
Mortgage-backed GSE securities: residential	322,395	651	(10,394)	312,652

Total	$572,764	$947	$(30,900)	$542,811

	December 31, 2012
	(Dollars in thousands)
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$161,845	$2,409	$(562)	$163,692
Equity securities	101	212	—	313
Mortgage-backed GSE securities: residential	404,563	6,142	(148)	410,557

Total	$566,509	$8,763	$(710)	$574,562

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	September 30, 2013
	(Dollars in thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	500	501
Due after five years through ten years	161,153	149,827
Due after ten years through fifteen years	88,615	79,435
Mortgage-related securities	322,394	312,652

Total	$572,662	$542,415

Home Savings had no securities pledged for the Company’s participation in the VISA payment processing program as of September 30, 2013 and had pledged approximately $5.8 million as of December 31, 2012. The requirement for Home Savings to pledge securities for participation in the VISA payment processing program was rescinded due to the termination of the Consent Order, as previously disclosed. Securities pledged for participation in the Ohio Linked Deposit Program were approximately $389,000 and $417,000 as of September 30, 2013 and December 31, 2012, respectively.

Securities available for sale in an unrealized loss position are as follows:

	September 30, 2013
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and government sponsored entities’ securities	$229,262	$(20,506)	$—	$—	$229,262	$(20,506)
Mortgage-related securities	264,019	(10,136)	8,704	(257)	272,723	(10,393)

Total	$493,281	$(30,642)	$8,704	$(257)	$501,985	$(30,899)

	December 31, 2012
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and government sponsored entities’ securities	$42,480	$(562)	$—	$—	$42,480	$(562)
Mortgage-related securities	72,020	(148)	—	—	72,020	(148)

Total	$114,500	$(710)	$—	$—	$114,500	$(710)

Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities have not been recognized into income as of September 30, 2013 and December 31, 2012 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The primarily reason for the decline in fair value was the rise in longer term interest rates experienced during the second and third quarters of 2013. The fair value is expected to recover as the investments approach maturity.

Proceeds from sales of securities available for sale were $97.1 million and $286.9 million for the nine months ended September 30, 2013 and 2012, respectively. Gross gains of $0 and $1.2 million were realized on these sales during the third quarter of 2013 and 2012, respectively. Gross gains of $2.6 million and $5.2 million were realized on these sales during the first nine months of 2013 and 2012, respectively.

6.	LOANS

Portfolio loans consist of the following:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Real Estate:
One-to four-family residential	$575,791	$577,249
Multi-family residential	55,696	80,923
Nonresidential	127,699	138,188
Land	9,546	15,808
Construction:
One-to four-family residential and land development	38,932	28,318
Multi-family and nonresidential	—	4,534

Total real estate	807,664	845,020
Consumer
Home equity	163,866	177,230
Auto	5,943	7,648
Marine	4,432	4,942
Recreational vehicles	17,939	22,250
Other	2,203	2,523

Total consumer	194,383	214,593
Commercial
Secured	26,113	24,243
Unsecured	775	2,300

Total commercial	26,888	26,543

Total loans	1,028,935	1,086,156

Less:
Allowance for loan losses	21,032	21,130
Deferred loan costs, net	(1,126)	(1,214)

Total	19,906	19,916

Loans, net	$1,009,029	$1,066,240

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments extend over various periods of time, with the majority of such commitments disbursed within a sixty-day period. Commitments generally have fixed expiration dates or other termination clauses, may require payment of a fee and may expire unused. Commitments to extend credit at fixed rates expose Home Savings to some degree of interest rate risk. Home Savings evaluates each customer’s creditworthiness on a case-by-case basis. The type or amount of collateral obtained varies and is based on management’s credit evaluation of the potential borrower. Home Savings normally has a number of outstanding commitments to extend credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012 and activity for the three and nine months ended September 30, 2013 and 2012. In accordance with GAAP, the net losses associated with loans sold as part of the bulk asset sale in the third quarter of 2012 were recorded as net chargeoffs of $38.2 million through the allowance for loan losses.

Allowance For Loan Losses
(Dollars in thousands)
	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
For the three months ended September 30, 2013
Beginning balance (06/30/13)	$12,129	$1,803	$4,202	$903	$19,037
Provision	2,286	(1,800)	394	(223)	657
Chargeoffs	(651)	(37)	(400)	(16)	(1,104)
Recoveries	92	1,913	257	180	2,442

Ending balance (09/30/13)	$13,856	$1,879	$4,453	$844	$21,032

For the nine months ended September 30, 2013
Beginning balance (12/31/12)	$13,819	$1,404	$4,459	$1,448	$21,130
Provision	5,064	(1,354)	967	(843)	3,834
Chargeoffs	(5,794)	(402)	(1,514)	(144)	(7,854)
Recoveries	767	2,231	541	383	3,922

Ending balance (09/30/13)	$13,856	$1,879	$4,453	$844	$21,032

September 30, 2013
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,222	$677	$524	$—	$2,423
Loans collectively evaluated for impairment	12,634	1,202	3,929	844	18,609

Ending balance	$13,856	$1,879	$4,453	$844	$21,032

Period-end balances:
Loans individually evaluated for impairment	$26,259	$3,333	$12,407	$4,328	$46,327
Loans collectively evaluated for impairment	742,473	35,599	181,976	22,560	982,608

Ending balance	$768,732	$38,932	$194,383	$26,888	$1,028,935

The ASC 310 reserve, or where applicable the ASC 450 reserve, as it related to loans included in the bulk asset sale were treated as chargeoffs in the ASC 450 methodology of determining historic loan loss experience.

Allowance For Loan Losses
(Dollars in thousands)
	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
For the three months ended September 30, 2012
Beginning balance (06/30/12)	$22,121	$2,490	$4,805	$1,517	$30,933
Provision	27,905	1,678	1,288	(592)	30,279
Chargeoffs	(2,267)	(543)	(839)	(233)	(3,882)
Recoveries	468	139	125	144	876
Net (chargeoffs) recovery from asset sale	(35,744)	(2,134)	(822)	542	(38,158)

Ending balance (09/30/12)	$12,483	$1,630	$4,557	$1,378	$20,048

For the nine months ended September 30, 2012
Beginning balance (12/31/11)	$31,323	$4,493	$4,576	$1,879	$42,271
Provision	32,539	2,293	2,422	(31)	37,223
Chargeoffs	(16,328)	(3,213)	(2,198)	(1,207)	(22,946)
Recoveries	693	191	579	195	1,658
Net (chargeoffs) recovery from asset sale	(35,744)	(2,134)	(822)	542	(38,158)

Ending balance (09/30/12)	$12,483	$1,630	$4,557	$1,378	$20,048

December 31, 2012
Period-end amount allocated to:
Loans individually evaluated for impairment	$2,380	$478	$—	$166	$3,024
Loans collectively evaluated for impairment	11,439	926	4,459	1,282	18,106

Ending balance	$13,819	$1,404	$4,459	$1,448	$21,130

Period-end balances:
Loans individually evaluated for impairment	$43,013	$7,547	$8,784	$1,673	$61,017
Loans collectively evaluated for impairment	769,155	25,305	205,809	24,870	1,025,139

Ending balance	$812,168	$32,852	$214,593	$26,543	$1,086,156

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any chargeoffs or partial chargeoffs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2013:

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$14,687	$12,469	$—	$16,088	$333	$385
Multifamily residential	737	643	—	766	2	9
Nonresidential	6,380	5,227	—	7,209	12	44
Land	3,913	487	—	2,120	—	—

Total	25,717	18,826	—	26,183	347	438
Construction loans
One-to four-family residential	1,501	1,092	—	2,070	—	2
Multifamily and nonresidential	—	—	—	—	—	—

Total	1,501	1,092	—	2,070	—	2
Consumer loans
Home Equity	9,073	8,511	—	8,942	300	328
Auto	50	33	—	40	1	3
Marine	162	162	—	182	—	7
Recreational vehicle	270	245	—	737	9	12
Other	—	—	—	2	—	—

Total	9,555	8,951	—	9,903	310	350
Commercial loans
Secured	4,701	4,328	—	2,798	—	41
Unsecured	4,197	—	—	188	1	56

Total	8,898	4,328	—	2,986	1	97

Total	$45,671	$33,197	$—	$41,142	$658	$887

(Continued)

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$6,670	$6,665	$1,092	$2,036	$192	$193
Multifamily residential	185	85	25	554	—	—
Nonresidential	950	683	105	4,869	—	8
Land	—	—	—	1,064	—	—

Total	7,805	7,433	1,222	8,523	192	201
Construction loans
One-to four-family residential	3,829	2,241	677	2,984	—	—
Multifamily and nonresidential	—	—	—	—	—	—

Total	3,829	2,241	677	2,984	—	—
Consumer loans
Home Equity	2,728	2,728	365	683	69	72
Auto	—	—	—	—	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	756	728	159	182	14	14
Other	—	—	—	—	—	—

Total	3,484	3,456	524	865	83	86
Commercial loans
Secured	—	—	—	208	—	—
Unsecured	—	—	—	—	—	—

Total	—	—	—	208	—	—

Total	$15,118	$13,130	$2,423	$12,580	$275	$287

Total	$60,789	$46,327	$2,423	$53,722	$933	$1,174

The following tables present loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2012:

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$17,027	$15,594	$—	$25,431	$424	$461
Multifamily residential	610	515	—	3,363	—	9
Nonresidential	11,308	11,145	—	23,348	22	62
Land	4,584	3,811	—	5,789	—	3

Total	33,529	31,065	—	57,931	446	535
Construction loans
One-to four-family residential	6,465	2,553	—	8,289	9	21
Multifamily and nonresidential	587	—	—	—	—	—

Total	7,052	2,553	—	8,289	9	21
Consumer loans
Home Equity	5,921	4,956	—	4,365	133	163
Auto	72	52	—	56	—	4
Marine	170	170	—	220	—	9
Recreational vehicle	912	637	—	514	—	37
Other	7	7	—	7	—	1

Total	7,082	5,822	—	5,162	133	214
Commercial loans
Secured	2,298	1,378	—	1,948	18	97
Unsecured	3,066	43	—	344	1	12

Total	5,364	1,421	—	2,292	19	109

Total	$53,027	$40,861	$—	$73,674	$607	$879

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$—	$—	$—	$1,489	$—	$—
Multifamily residential	1,026	1,011	57	2,742	—	17
Nonresidential	8,168	7,115	956	25,788	55	74
Land	4,588	2,371	268	3,226	—	12

Total	13,782	10,497	1,281	33,245	55	103
Construction loans
One-to four-family residential	21,648	7,427	664	13,032	15	27
Multifamily and nonresidential	—	—	—	—	—	—

Total	21,648	7,427	664	13,032	15	27
Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	121	—	—
Recreational vehicle	88	36	18	36	—	—
Other	—	—	—	—	—	—

Total	88	36	18	157	—	—
Commercial loans
Secured	798	423	166	488	—	3
Unsecured	—	—	—	19	—	—

Total	798	423	166	507	—	3

Total	$36,316	$18,383	$2,129	$46,941	$70	$133

Total	$89,343	$59,244	$2,129	$120,615	$677	$1,012

The following tables present loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2013:

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$14,977	$128	$165
Multifamily residential	652	—	4
Nonresidential	5,270	2	20
Land	487	—	—

Total	21,386	130	189
Construction loans
One-to four-family residential	1,587	—	—
Multifamily and nonresidential	—	—	—

Total	1,587	—	—
Consumer loans
Home Equity	9,467	109	116
Auto	39	—	1
Marine	174	—	2
Recreational vehicle	677	4	6
Other	—	—	—

Total	10,357	113	125
Commercial loans
Secured	4,420	—	8
Unsecured	1	—	28

Total	4,421	—	36

Total	$37,751	$243	$350

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$3,338	$98	$98
Multifamily residential	85	—	—
Nonresidential	1,339	—	1
Land	—	—	—

Total	4,762	98	99
Construction loans
One-to four-family residential	2,279	—	—
Multifamily and nonresidential	—	—	—

Total	2,279	—	—
Consumer loans
Home Equity	1,364	38	38
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	364	5	5
Other	—	—	—

Total	1,728	43	43
Commercial loans
Secured	102	—	—
Unsecured	—	—	—

Total	102	—	—

Total	$8,871	$141	$142

Total	$46,622	$384	$492

The following tables present loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2012:

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$22,316	$194	$205
Multifamily residential	2,688	—	1
Nonresidential	17,943	9	22
Land	4,804	—	—

Total	47,751	203	228
Construction loans
One-to four-family residential	5,157	3	7
Multifamily and nonresidential	—	—	—

Total	5,157	3	7
Consumer loans
Home Equity	4,953	50	64
Auto	55	—	1
Marine	262	—	4
Recreational vehicle	648	—	16
Other	7	—	—

Total	5,925	50	85
Commercial loans
Secured	1,438	6	28
Unsecured	125	—	3

Total	1,563	6	31

Total	$60,396	$262	$351

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$1,802	$—	$—
Multifamily residential	3,102	—	—
Nonresidential	15,467	18	22
Land	2,755	—	—

Total	23,126	18	22
Construction loans
One-to four-family residential	9,913	5	8
Multifamily and nonresidential	—	—	—

Total	9,913	5	8
Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	36	—	—
Other	—	—	—

Total	36	—	—
Commercial loans
Secured	504	—	—
Unsecured	—	—	—

Total	504	—	—

Total	$33,579	$23	$30

Total	$93,975	$285	$381

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2012:

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$18,672	$16,947	$—
Multifamily residential	1,173	1,078	—
Nonresidential	13,240	12,638	—
Land	4,577	3,804	—

Total	37,662	34,467	—
Construction loans
One-to four-family residential	17,912	3,580	—
Multifamily and nonresidential	571	—	—

Total	18,483	3,580	—
Consumer loans
Home Equity	8,867	7,958	—
Auto	68	44	—
Marine	190	190	—
Recreational vehicle	887	592	—
Other	—	—	—

Total	10,012	8,784	—
Commercial loans
Secured	2,122	1,212	—
Unsecured	2,861	38	—

Total	4,983	1,250	—

Total	$71,140	$48,081	$—

(Continued)

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$735	$735	$260
Multifamily residential	996	981	57
Nonresidential	5,218	4,703	1,336
Land	3,913	2,127	727

Total	10,862	8,546	2,380
Construction loans
One-to four-family residential	6,455	3,967	478
Multifamily and nonresidential	—	—	—

Total	6,455	3,967	478
Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	—	—	—
Commercial loans
Secured	798	423	166
Unsecured	—	—	—

Total	798	423	166

Total	18,115	12,936	3,024

Total	$89,255	$61,017	$3,024

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of September 30, 2013:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
As of September 30, 2013
(Dollars in thousands)
	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$6,127	$—
Multifamily residential	705	—
Nonresidential	5,839	3,125
Land	628	—

Total	13,299	3,125

Construction Loans
One-to four-family residential	3,320	—
Multifamily and nonresidential	—	—

Total	3,320	—

Consumer Loans
Home Equity	3,134	—
Auto	100	—
Marine	140	—
Recreational vehicle	184	—
Other	5	—

Total	3,563	—

Commercial Loans
Secured	4,036	—
Unsecured	141	—

Total	4,177	—

Total	$24,359	$3,125

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2012:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
As of December 31, 2012
(Dollars in thousands)
	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$5,437	$—
Multifamily residential	2,027	—
Nonresidential	17,065	3,678
Land	6,047	—

Total	30,576	3,678

Construction Loans
One-to four-family residential	7,466	—
Multifamily and nonresidential	—	—

Total	7,466	—

Consumer Loans
Home Equity	3,298	—
Auto	105	—
Marine	176	—
Recreational vehicle	1,259	—
Other	4	—

Total	4,842	—

Commercial Loans
Secured	1,194	—
Unsecured	31	—

Total	1,225	—

Total	$44,109	$3,678

The following table presents an age analysis of past-due loans, segregated by class of loans as of September 30, 2013:

Past Due Loans
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$1,292	$405	$4,471	$6,168	$569,623	$575,791
Multifamily residential	112	—	240	352	55,344	55,696
Nonresidential	133	18	8,826	8,977	118,722	127,699
Land	—	44	627	671	8,875	9,546

Total	1,537	467	14,164	16,168	752,564	768,732

Construction Loans
One-to four-family residential	—	49	3,320	3,369	30,411	33,780
Multifamily and nonresidential	—	—	—	—	5,152	5,152

Total	—	49	3,320	3,369	35,563	38,932

Consumer Loans
Home Equity	517	427	2,587	3,531	160,335	163,866
Auto	16	—	53	69	5,874	5,943
Marine	—	41	—	41	4,391	4,432
Recreational vehicle	342	129	76	547	17,392	17,939
Other	22	1	2	25	2,178	2,203

Total	897	598	2,718	4,213	190,170	194,383

Commercial Loans
Secured	—	—	4,016	4,016	22,097	26,113
Unsecured	—	—	141	141	634	775

Total	—	—	4,157	4,157	22,731	26,888

Total	$2,434	$1,114	$24,359	$27,907	$1,001,028	$1,028,935

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2012:

Past Due Loans
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$1,995	$784	$4,495	$7,274	$569,975	$577,249
Multifamily residential	158	—	1,630	1,788	79,135	80,923
Nonresidential	—	176	19,942	20,118	118,070	138,188
Land	83	—	6,044	6,127	9,681	15,808

Total	2,236	960	32,111	35,307	776,861	812,168

Construction Loans
One-to four-family residential	54	—	7,398	7,452	20,866	28,318
Multifamily and nonresidential	—	—	—	—	4,534	4,534

Total	54	—	7,398	7,452	25,400	32,852

Consumer Loans
Home Equity	1,135	475	2,071	3,681	173,549	177,230
Auto	35	7	83	125	7,523	7,648
Marine	—	—	8	8	4,934	4,942
Recreational vehicle	447	32	353	832	21,418	22,250
Other	—	1	3	4	2,519	2,523

Total	1,617	515	2,518	4,650	209,943	214,593

Commercial Loans
Secured	16	—	23	39	24,204	24,243
Unsecured	—	728	6	734	1,566	2,300

Total	16	728	29	773	25,770	26,543

Total	$3,923	$2,203	$42,056	$48,182	$1,037,974	$1,086,156

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2013:

	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	14	$1,316	$1,363
Multifamily residential	—	—	—
Nonresidential	—	—	—
Land	—	—	—

Total	14	1,316	1,363

Construction Loans
One-to four-family residential	—	—	—
Multifamily and nonresidential	—	—	—

Total	—	—	—

Consumer Loans
Home Equity	31	1,437	1,349
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	31	1,437	1,349

Commercial Loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total Restructured Loans	45	$2,753	$2,712

The troubled debt restructurings described above increased the allowance for loan losses by $206,000, but did not result in any chargeoffs during the three months ended September 30, 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2013:

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	36	$3,158	$2,969
Multifamily residential	1	469	469
Nonresidential	1	41	41
Land	2	2,127	487

Total	40	5,795	3,966

Construction Loans
One-to four-family residential	1	942	823
Multifamily and nonresidential	—	—	—

Total	1	942	823

Consumer Loans
Home Equity	94	3,963	3,886
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	4	791	804
Other	—	—	—

Total	98	4,754	4,690

Commercial Loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total Restructured Loans	139	$11,491	$9,479

The troubled debt restructurings described above increased the allowance for loan losses by $778,000, and increased chargeoffs by $1.8 million during the nine months ended September 30, 2013.

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

The troubled debt restructurings described above increased the allowance for loan losses by $367,000, but did not result in any chargeoffs during the three months ended September 30, 2012.

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

The troubled debt restructurings described above increased the allowance for loan losses by $367,000, but did not result in any chargeoffs during the nine months ended September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification as of September 30, 2013:

	Number of loans	Recorded Investment
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	8	$861
Multifamily residential	1	467
Nonresidential	—	—
Land	2	487

Total	11	1,815

Construction Loans
One-to four-family residential	1	823
Multifamily and nonresidential	—	—

Total	1	823

Consumer Loans
Home Equity	8	250
Auto	—	—
Marine	—	—
Recreational vehicle	2	187
Other	—	—

Total	10	437

Commercial Loans
Secured	—	—
Unsecured	—	—

Total	—	—

Total Restructured Loans	22	$3,075

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification as of December 31, 2012:

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

Troubled debt restructurings increased during the nine month period ended September 30, 2013 due primarily to extensive efforts taken by the Company to refinance home equity lines of credit.

The troubled debt restructurings that subsequently defaulted described above resulted in no chargeoffs during the twelve months ended December 31, 2012, and had no effect on the provision for loan losses.

The terms of certain other loans were modified during the period ended September 30, 2013, but they did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of September 30, 2013 of $15.9 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was not considered to be significant.

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

As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Loans September 30, 2013 (Dollars in thousands)
	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$566,765	$1,166	$7,860	$—	$—	$7,860	$575,791
Multifamily residential	49,860	2,989	2,847	—	—	2,847	55,696
Nonresidential	86,074	11,302	30,323	—	—	30,323	127,699
Land	8,905	154	487	—	—	487	9,546

Total	711,604	15,611	41,517	—	—	41,517	768,732

Construction Loans
One-to four-family residential	30,310	137	3,333	—	—	3,333	33,780
Multifamily and nonresidential	5,152	—	—	—	—	—	5,152

Total	35,462	137	3,333	—	—	3,333	38,932

Consumer Loans
Home Equity	160,501	—	3,365	—	—	3,365	163,866
Auto	5,792	46	105	—	—	105	5,943
Marine	4,265	5	162	—	—	162	4,432
Recreational vehicle	17,741	—	198	—	—	198	17,939
Other	2,198	—	5	—	—	5	2,203

Total	190,497	51	3,835	—	—	3,835	194,383

Commercial Loans
Secured	19,682	194	6,237	—	—	6,237	26,113
Unsecured	294	41	440	—	—	440	775

Total	19,976	235	6,677	—	—	6,677	26,888

Total	$957,539	$16,034	$55,362	$—	$—	$55,362	$1,028,935

	Loans December 31, 2012 (Dollars in thousands)
	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$569,204	$459	$7,586	$—	$—	$7,586	$577,249
Multifamily
Residential	69,060	8,409	3,454	—	—	3,454	80,923
Nonresidential	99,275	12,234	26,679	—	—	26,679	138,188
Land	9,596	280	5,932	—	—	5,932	15,808

Total	747,135	21,382	43,651	—	—	43,651	812,168

Construction Loans
One-to four-family Residential	20,577	196	7,545	—	—	7,545	28,318
Multifamily and Nonresidential	4,534	—	—	—	—	—	4,534

Total	25,111	196	7,545	—	—	7,545	32,852

Consumer Loans
Home Equity	173,696	—	3,534	—	—	3,534	177,230
Auto	7,453	82	113	—	—	113	7,648
Marine	4,745	7	190	—	—	190	4,942
Recreational vehicle	20,859	—	1,391	—	—	1,391	22,250
Other	2,507	—	16	—	—	16	2,523

Total	209,260	89	5,244	—	—	5,244	214,593

Commercial Loans
Secured	20,843	769	2,631	—	—	2,631	24,243
Unsecured	1,481	11	808	—	—	808	2,300

Total	22,324	780	3,439	—	—	3,439	26,543

Total	$1,003,830	$22,447	$59,879	$—	$—	$59,879	$1,086,156

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion as of September 30, 2013 and December 31, 2012. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	September 30, 2013	December 31, 2012
Mortgage loan portfolios serviced for:
FHLMC	$830,295	$817,108
FNMA	291,015	316,142

Escrow balances are maintained at the Federal Home Loan Bank in connection with serviced loans totaling $1.1 million and $1.7 million at September 30, 2013 and December 31, 2012, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Dollars in thousands)
Balance, beginning of year	$5,506	$6,375
Originations	2,228	1,738
Amortized to expense	(1,712)	(1,923)

Balance, end of period	6,022	6,190
Less valuation allowance	(4)	(2,016)

Net balance	$6,018	$4,174

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Dollars in thousands)
Balance, beginning of year	$(680)	$(1,785)
Impairment charges	—	(1,179)
Recoveries	676	948

Balance, end of period	$(4)	$(2,016)

The fair value of mortgage servicing rights as of September 30, 2013, was approximately $9.9 million and at December 31, 2012, the fair value was approximately $6.8 million.

Key economic assumptions in measuring the value of mortgage servicing rights at September 30, 2013, and December 31, 2012, were as follows:

	September 30, 2013	December 31, 2012
Weighted average prepayment rate	232 PSA	401 PSA
Weighted average life (in years)	3.99	3.93
Weighted average discount rate	8.00%	8.00%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Real estate owned and other repossessed assets	$15,989	$25,236
Valuation allowance	(6,674)	(6,796)

End of period	$9,315	$18,440

Activity in the valuation allowance was as follows:

	September 30,	September 30,
	2013	2012
	(Dollars in thousands)
Beginning of year	$6,796	$8,764
Additions charged to expense	1,801	1,805
Direct write-downs	(1,923)	(3,690)

End of period	$6,674	$6,879

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2013	2012
	(Dollars in thousands)
Net loss on sales	$(69)	$210
Net loss on sales from bulk asset transaction	—	413
Provision for unrealized losses, net	464	1,172
Operating expenses, net of rental income	354	383

Total expenses	$749	$2,178

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2013	2012
	(Dollars in thousands)
Net loss on sales	$165	$1,229
Net loss on sales from bulk asset transaction	—	413
Provision for unrealized losses, net	1,801	1,805
Operating expenses, net of rental income	1,140	1,504

Total expenses	$3,106	$4,951

9.	OTHER POSTRETIREMENT BENEFIT PLANS

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

Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	13	19	39	57
Expected return on plan assets	—	—	—	—
Net amortization of prior service cost	(19)	(20)	(57)	(59)
Recognized net actuarial gain	(28)	(23)	(84)	(69)

Net periodic benefit cost/(gain)	$(34)	$(24)	$(102)	$(71)

Assumptions used in the valuations were as follows:
Weighted average discount rate	3.00%	4.00%	3.00%	4.00%

10.	FAIR VALUE MEASUREMENT

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

Interest rate caps: The Company uses an independent third party that performs a market valuation analysis for interest rate caps. The methodology used consists of a discounted cash flow model, all future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. The yield curve utilized for discounting and projecting is developed externally and compared to available third party market quotes for reasonableness (Level 3).

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2013 Using:
	September 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$229,763	$—	$229,763	$—
Equity securities	396	396	—	—
Mortgage-backed GSE securities: residential	312,652	—	312,652	—
Interest rate caps	594	—	—	594

		Fair Value Measurements at December 31, 2012 Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$163,692	$—	$163,692	$—
Equity securities	313	313	—	—
Mortgage-backed GSE securities: residential	410,557	—	410,557	—
Interest rate caps	436	—	—	436

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2013 and 2012:

	Interest Rate Caps
	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$436	$1,933
Total gains (losses) for the period
Included in other income	547	(1,077)
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(389)	(346)
Sales	—	—

Balance of recurring Level 3 assets at end of period	$594	$510

There were no transfers between Level 2 and Level 3 during 2013 or 2012.

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Interest rate caps	$594	Discounted cash flow	Discount rate	0.47%-1.5%

The fair value of interest rate caps was determined using proprietary models from third-party sources taking into account such factors as size of the transaction, the lack of a quoted market and the custom-tailored nature of the transaction. The fair value is inclusive of interest accruals, as applicable.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2013 Using:
	September 30, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$637	$—	$—	$637
Construction loans	1,564	—	—	1,564
Mortgage servicing assets	387	—	387	—
Other real estate owned, net:
Permanent real estate	2,315	—	—	2,315
Construction	4,125	—	—	4,125

		Fair Value Measurements at December 31, 2012 Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$6,166	$—	$—	$6,166
Construction loans	3,489	—	—	3,489
Commercial loans	257	—	—	257
Mortgage servicing assets	4,920	—	4,920	—
Other real estate owned, net:
Permanent real estate	3,172	—	—	3,172
Construction	6,918	—	—	6,918

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $2.2 million at September 30, 2013, which includes a specific valuation allowance of $808,000. This resulted in an increase in the provision for loan losses of $307,000 during the three months ended September 30, 2013 and an increase in the provision for loan losses of $2.6 million during the nine months ended September 30, 2013. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $57.1 million at September 30, 2012, with a specific valuation allowance of $2.1 million. This resulted in a decrease of the provision for loan losses of $2.3 million during the three months ended September 30, 2012 and a decrease of the provision for loan losses of $794,000 during the nine months ended September 30, 2012. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $9.9 million at December 31, 2012, which includes a specific valuation allowance of $3.0 million. This resulted in an increase of the provision for loan losses of $27,000 during the twelve months ended December 31, 2012.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At September 30, 2013, mortgage servicing rights, carried at fair value, totaled $387,000, which is made up of the outstanding balance of $391,000, net of a valuation allowance of $4,000. At September 30, 2012, mortgage servicing rights, carried at fair value, totaled $4.2 million, which is made up of the outstanding balance of $6.2 million, net of a valuation allowance of $2.0 million. At December 31, 2012, mortgage servicing rights, carried at fair value, totaled $4.9 million, which is made up of the outstanding balance of $5.6 million, net of a valuation allowance of $680,000, resulting in a net recovery of $1.1 million for the year ended December 31, 2012. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At September 30, 2013, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a net carrying amount of $6.4 million with a valuation allowance of $6.7 million. This resulted in additional expenses of $464,000 during the three months ended September 30, 2013 and additional expenses of $1.8 million during the nine months ended September 30, 2013. At September 30, 2012, other real estate owned had a net carrying amount of $18.5 million, with a valuation allowance of $6.9 million. This resulted in additional expenses of $1.3 million during the three months ended September 30, 2012, and additional expenses of $2.0 million during the nine months ended September 30, 2012. At December 31, 2012, other real estate owned had a net carrying amount of $10.1 million with a valuation allowance of $6.8 million. This resulted in additional expenses of $2.2 million during the twelve months ended December 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
		(Dollars in thousands)
Impaired loans:
Permanent real estate loans	$637	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-56.90% (11.78%)

		Income approach	Adjustment for differences in net operating income Capitalization rate	3.95%-14.62% (9.41%)

Construction loans	1,564	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (11.90%)
Foreclosed assets:

Permanent real estate	2,315	Sales comparison approach	Adjustment for differences between comparable sales	6.00%-46.53% (17.76%)

Construction	4,125	Sales comparison approach	Adjustment for differences between comparable sales	6.54%-26.63% (9.24%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
		(Dollars in thousands)
Impaired loans:

Permanent real estate loans	$6,166	Sales comparison approach	Adjustment for differences between comparable sales	12.07%-45.44% (28.75%)

		Income approach	Adjustment for differences in net operating income Capitalization rate	7.52%-10.73% (9.49%)

Construction loans	3,489	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (9.83%)

		Income approach	Adjustment for differences in net operating income Capitalization rate	10.00%

Commercial loans	257	Sales comparison approach	Adjustment for differences between comparable sales	1.6%-24.18% (11.15%)

		Income approach	Adjustment for differences in net operating income Capitalization rate	8.5%-10% (9.25%)
Foreclosed assets:

Permanent real estate	3,172	Sales comparison approach	Adjustment for differences between comparable sales	3.60%-16.47% (10.20%)

Construction	6,918	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-47.24% (17.63%)

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at September 30, 2013 and December 31, 2012, were as follows:

		Fair Value Measurements at September 30, 2013 Using:
	September 30, 2013 Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$86,130	$86,130	$—	$—
Available for sale securities	542,811	396	542,415	—
Loans held for sale	2,894	—	2,947	—
Loans, net	1,009,029	—	—	1,021,206
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	5,200	—	2,081	3,119
Interest rate caps	594	—	—	594
Liabilities:
Deposits:
Checking, savings and money market accounts	(900,444)	(900,444)	—	—
Certificates of deposit	(510,166)	—	(519,632)	—
FHLB advances	(50,000)	—	(55,808)	—
Repurchase agreements and other	(90,583)	—	(99,292)	—
Advance payments by borrowers for taxes and insurance	(12,126)	—	(12,126)	—
Accrued interest payable	(592)	—	(592)	—

		Fair Value Measurements at December 31, 2012 Using:
	December 31, 2012 Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$42,613	$42,613	$—	$—
Available for sale securities	574,562	313	574,249	—
Loans held for sale	13,031	—	13,428	—
Loans, net	1,066,240	—	—	1,087,205
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	6,238	—	2,380	3,858
Interest rate caps	436	—	—	436
Liabilities:
Deposits:
Checking, savings and money market accounts	(902,776)	(902,776)	—	—
Certificates of deposit	(559,298)	—	(571,836)	—
FHLB advances	(50,000)	—	(57,077)	—
Repurchase agreements and other	(90,598)	—	(102,086)	—
Advance payments by borrowers for taxes and insurance	(23,590)	—	(23,590)	—
Accrued interest payable	(563)	—	(563)	—

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

11.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$10,146	$14,202
Income taxes	500	—
Supplemental schedule of noncash activities:
Loans transferred from portfolio to held for sale	—	1,214
Transfers from loans to real estate owned and other repossessed assets	1,468	5,743
Transfers from real estate owned to premises and equipment	—	1,746
Amortization of preferred stock discount	6,751	—
Conversion of preferred stock to common stock	21,841	—

12.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. Stock options for 685,272 shares were anti-dilutive for the three months ended September 30, 2013 and stock options for 681,962 shares were anti-dilutive for the nine months ended September 30, 2013. Stock options for 1,658,390 shares were anti-dilutive for the three and nine months ended September 30, 2012.

	Three months ended	Three months ended
	September 30,	September 30,
	2013	2012
	(Dollars in thousands, except per share data)
Net income (loss) per consolidated statements of income	$1,717	$(26,891)
Net (income) loss allocated to participating securities	(4)	73
Amortization of discount on preferred stock	—	—

Net income (loss) allocated to common stock	$1,713	$(26,818)

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$—	$—
Undistributed earnings (loss) allocated to common stock	1,713	(26,818)

Net income (loss) allocated to common stock	$1,713	$(26,818)

Weighted average common shares outstanding, including shares considered participating securities	50,219	32,847
Less: Average participating securities	(109)	(96)

Weighted average shares	50,110	32,751

Basic earnings (loss) per common share	$0.03	$(0.82)

Diluted earnings per common share computation:
Net income (loss) allocated to common stock	$1,713	$(26,818)

Weighted average common shares outstanding for basic earnings per common share	50,110	32,751
Add: Dilutive effects of assumed exercises of stock options	272	—

Weighted average shares and dilutive potential common shares	50,382	32,751

Diluted earnings (loss) per common share	$0.03	$(0.82)

	Nine months ended	Nine months ended
	September 30,	September 30,
	2013	2012
	(Dollars in thousands, except per share data)
Net income (loss) per consolidated statements of income	$7,788	$(23,033)
Net (income) loss allocated to participating securities	(22)	43
Amortization of discount on preferred stock	(6,751)	—

Net income (loss) allocated to common stock	$1,015	$(22,990)

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$—	$—
Undistributed earnings (loss) allocated to common stock	1,015	(22,990)

Net income (loss) allocated to common stock	$1,015	$(22,990)

Weighted average common shares outstanding, including shares considered participating securities	42,455	32,781
Less: Average participating securities	(118)	(66)

Weighted average shares	42,337	32,715

Basic earnings (loss) per common share	$0.02	$(0.70)

Diluted earnings per common share computation:
Net income (loss) allocated to common stock	$1,015	$(22,990)

Weighted average common shares outstanding for basic earnings per common share	42,337	32,715
Add: Dilutive effects of assumed exercises of stock options	275	—

Weighted average shares and dilutive potential common shares	42,612	32,715

Diluted earnings (loss) per common share	$0.02	$(0.70)

As previously announced and described under Note 15 below, on March 22, 2013, United Community sold 7,942 preferred shares to various investors. In accordance with U.S. GAAP, United Community recorded a beneficial conversion feature (“BCF”) related to the issuance of these preferred shares because they contain a conversion feature at a fixed rate that was in-the-money when issued. A BCF is “in-the-money” when the investor is deemed to be able to obtain the underlying common shares at a below-market price upon conversion of the preferred shares. The BCF was recognized in United Community’s Shareholders’ Equity and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The effective purchase price of the common shares into which the preferred shares were convertible was deemed to be $2.75, which was used to compute the intrinsic value. The intrinsic value was calculated as the difference between the deemed purchase price of the common shares ($2.75 per share) and the market value ($3.60 per share) on the date the preferred shares were issued (March 22, 2013), multiplied by the number of shares into which the preferred shares were convertible. The BCF resulting from the issuance of the preferred shares of United Community is calculated as follows:

Total common shares that may be issued upon conversion of preferred shares	7,942,000
Intrinsic value (difference between consideration allocated to preferred stock upon conversion at $2.75 per share and market price of $3.60 per share on March 22, 2013)	$0.85

Beneficial conversion feature	$6,750,700

The BCF has no effect on net income. The BCF calculated above is deemed to be an implied dividend for purposes of determining earnings per common share in accordance with U.S. GAAP, and is amortized over the period the preferred shares were outstanding. The preferred shares converted to common shares upon shareholder approval which was obtained in the second quarter 2013. This amortization resulted in a reduction to retained earnings and thus net income available to common shareholders for earnings per common share purposes. Therefore, United Community took into account the BCF discount when computing earnings per common share in 2013.

13.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and reflects no change in unrealized gains and losses on postretirement liability. The change includes no reclassification of gains on sales of securities and no impairment charges for the three months ended September 30, 2013, and gains on sales of securities of $1.2 million and no impairment charges for the three months ended September 30, 2012. The change includes reclassification of gains on sales of securities of $2.6 million and no impairment charges for the nine months September 30, 2013, and gains on sales of securities of $5.2 million and no impairment charges for the nine months ended September 30, 2012.

Other comprehensive income (loss) components and related tax effects for the three and nine month periods are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$(2,121)	$6,759	$(35,428)	$13,270
Unrealized holding gain (loss) on postretirement benefits	—	—	—	—
Reclassification adjustment for gains realized in income	—	(1,192)	(2,578)	(5,161)

Net unrealized gains (losses)	(2,121)	5,567	(38,006)	8,109
Tax effect	—	(2,838)	—	(2,838)

Net of tax amount	$(2,121)	$2,729	$(38,006)	$5,271

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at December 31, 2012	Current Period Change	Balance at September 30, 2013
	(Dollars in thousands)
Unrealized gains (losses) on securities available for sale	$5,082	$(38,006)	$(32,924)
Unrealized gains (losses) on post-retirement benefits	1,600	—	1,600

Total	$6,682	$(38,006)	$(31,324)

The following is a summary of each component of accumulated other comprehensive income (loss) that was reclassified into net income during the three and nine months ended September 30, 2013:

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (06/30/2013)	$(30,803)	$1,600	$(29,203)
Other comprehensive loss before reclassification	(2,121)	—	(2,121)
Amounts reclassified from accumulated other compressive loss	—	—	—

Net current period other comprehensive loss	(2,121)	—	(2,121)

Ending balance (09/30/2013)	$(32,924)	$1,600	$(31,324)

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (12/31/12)	$5,082	$1,600	$6,682
Other comprehensive loss before reclassification	(35,428)	—	(35,428)
Amounts reclassified from accumulated other compressive loss	(2,578)	—	(2,578)

Net current period other comprehensive loss	(38,006)	—	(38,006)

Ending balance (09/30/2013)	$(32,924)	$1,600	$(31,324)

14.	REGULATORY CAPITAL REQUIREMENTS

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

	As of September 30, 2013
	Actual		Minimum Capital Requirements Per Memorandum of Understanding
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$197,975	19.78%	$120,090	12.00%
Tier 1 capital to risk-weighted assets	185,360	18.52%	*	*
Tier 1 capital to average total assets**	185,360	10.26%	162,536	8.50%

	As of September 30, 2013
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$80,060	8.00%	$100,075	10.00%
Tier 1 capital to risk-weighted assets	*	*	60,045	6.00%
Tier 1 capital to average total assets**	72,239	4.00%	90,298	5.00%

	As of December 31, 2012
	Actual		Minimum Capital Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$174,139	16.21%	$128,948	12.00%
Tier 1 capital to risk-weighted assets	160,612	14.95%	*	*
Tier 1 capital to average total assets**	160,612	8.70%	166,226	9.00%

	As of December 31, 2012
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$85,965	8.00%	$107,457	10.00%
Tier 1 capital to risk-weighted assets	*	*	64,474	6.00%
Tier 1 capital to average total assets**	73,878	4.00%	92,348	5.00%

*	Ratio is not required under regulations
**	Tier 1 Leverage Capital Ratio

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

As of September 30, 2013, Home Savings is considered well capitalized, but must maintain a ratio of total risk-based capital to risk- weighted assets of 12.0% and a Tier 1 Capital to average total assets ratio of 8.5% in accordance with the Bank MOU. As of December 31, 2012, the FDIC categorized Home Savings as adequately capitalized pursuant to the Consent Order. However, once the Consent Order was terminated on January 31, 2013, Home Savings was considered well capitalized.

In July 2013, United Community’s primary federal regulator, the FRB, and the Bank’s primary federal regulator, the FDIC, along with other regulatory agencies, published final rules (the Basel III Capital Rules) that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

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

On January 11, 2013, United Community entered into securities purchase agreements with 28 accredited investors, pursuant to which the investors agreed to invest an aggregate of approximately $39.9 million in United Community for 6,574,272 newly issued common shares of United Community at a purchase price of $2.75 per share, and 7,942 newly created and issued perpetual mandatorily convertible non-cumulative preferred shares of United Community at a purchase price of $2,750 per share. On March 22, 2013, United Community received $39.9 million from the completion of this portion of the private placement of the capital raise. Upon receipt of United Community shareholder approval, each of the preferred shares automatically converted into 1,000 United Community common shares. Shareholder approval was obtained at a special meeting of shareholders held on May 28, 2013. The preferred shares did not pay any preferred dividends.

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

Legal, investment banking and other consulting expenses incurred by United Community to complete the capital raise were approximately $4.6 million in the aggregate. The increase in equity from the capital raise was reduced by these expenses.

16.	INCOME TAXES

As of September 30, 2013 the net deferred tax asset (prior to any valuation allowance) was $39.7 million, and as of December 31, 2012, the net deferred tax asset (prior to any valuation allowance) was $28.8 million. The value of the net deferred tax asset (prior to any valuation allowance) on September 30, 2013 and December 31, 2012, includes the tax effect of unrealized gains or losses on available for sale securities. The deferred tax asset attributable to unrealized losses at September 30, 2013 was $10.5 million. The deferred tax liability attributable to unrealized gains at December 31, 2012 was $2.8 million. Management recorded a valuation allowance against the net deferred tax assets at September 30, 2013 and December 31, 2012 based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income, and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset for all periods presented. At September 30, 2013, net operating loss carryforwards totaled $72.9 million and a December 31, 2012, net operating loss carryforwards totaled $81.2 million.

Based on the capital raise in the first half of 2013, management has made a preliminary assessment that a change in ownership in accordance with the guidelines of Section 382 of the Internal Revenue Code of 1986 has not occurred.

The Company’s taxes payable for the period ended September 30, 2013 are the result of the application of the alternative minimum tax.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	0.39%	-5.67%	0.58%	-1.56%
Return on average equity (3)	3.75%	-53.53%	5.49%	-15.56%
Interest rate spread (4)	2.89%	3.00%	2.84%	3.15%
Net interest margin (5)	3.04%	3.17%	2.99%	3.34%
Noninterest expense to average assets	3.06%	3.66%	3.09%	3.45%
Efficiency ratio (6)	81.14%	93.62%	78.27%	82.61%
Average interest-earning assets to average interest-bearing liabilities	119.56%	118.34%	119.87%	116.54%
Capital ratios:
Average equity to average assets	10.34%	10.60%	10.49%	10.02%
Equity to assets, end of period	10.44%	9.37%	10.44%	9.37%
Tangible common equity to tangible common assets (13)	10.43%	9.36%	10.43%	9.36%
Tier 1 leverage ratio	10.26%	8.27%	10.26%	8.27%
Tier 1 risk-based capital ratio	18.52%	14.59%	18.52%	14.59%
Total risk-based capital ratio	19.78%	15.85%	19.78%	15.85%
Asset quality ratio:
Nonperforming loans to net loans at end of period (7)	2.72%	4.16%	2.72%	4.16%
Nonperforming assets to average assets (8)	2.08%	3.52%	2.04%	3.39%
Nonperforming assets to total assets at end of period	2.10%	3.65%	2.10%	3.65%
Allowance for loan losses as a percent of loans	2.04%	1.79%	2.04%	1.79%
Allowance for loan losses as a percent of nonperforming loans (7)	76.52%	43.06%	76.52%	43.06%
Texas ratio (9)	18.02%	34.89%	18.02%	34.89%
Total classified assets as a percent of Tier 1 Capital	34.89%	37.02%	34.89%	37.02%
Total classified loans as a percent of Tier 1 Capital and ALLL	26.82%	32.85%	26.82%	32.85%
Total classified assets as a percent of Tier 1 Capital and ALLL	31.34%	44.21%	31.34%	44.21%
Net chargeoffs as a percent of average loans	-0.53%	3.752%	0.51%	6.15%
Total 90+ days past due as a percent of net loans	2.41%	7.59%	2.41%	3.70%
Office data:
Number of full service banking offices	33	34	33	34
Number of loan production offices	9	8	9	8
Per share data:
Basic earnings (loss) per common share (10)	$0.03	$(0.82)	$0.02	$(0.70)
Diluted earnings (loss) per common share (10)	0.03	(0.82)	0.02	(0.70)
Book value per common share (11)	3.65	5.22	3.65	5.22
Tangible book value per common share (12)	3.65	5.21	3.65	5.21

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
9.	Nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses
10.	Net income available to common shareholders divided by the number of basic or diluted shares outstanding
11.	Shareholders’ equity divided by number of shares outstanding
12.	Shareholders’ equity minus core deposit intangible divided by number of shares outstanding
13.	We use certain non-GAAP financial measures, such as the tangible common equity to tangible common assets ratio (TCE), to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. We believe TCE is useful because it is a measure utilized by regulators, market analysts and investors in evaluating a Company’s financial condition and capital strength. TCE, as defined by us, represents common equity less core deposit intangible assets. A reconciliation from our GAAP total equity to total assets ratio to the non-GAAP tangible common equity to tangible assets ratio is presented below:

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Total assets	$1,756,202	$1,830,944	$1,756,202	$1,830,944
Less: Core deposit intangible	172	263	172	263
Tangible assets (Non-GAAP)	$1,756,030	$1,830,681	$1,756,030	$1,830,681
Total common equity	$183,322	$171,580	$183,322	$171,580
Less: Core deposit intangible	172	263	172	263
Tangible common equity (Non-GAAP)	$183,150	$171,317	$183,150	$171,317
Total equity/Total assets	10.44%	9.37%	10.44%	9.37%
Tangible common equity/Tangible assets (non-GAAP)	10.43%	9.36%	10.43%	9.36%

Forward-Looking Statements

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

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

Total assets decreased $52.2 million to $1.8 billion at September 30, 2013, compared to December 31, 2012. Contributing to the change were decreases in available for sale securities of $31.8 million, net loans of $57.2 million, net loans held for sale of $10.1 million and a decrease in real estate owned and other repossessed assets of $9.1 million, offset by an increase in cash and cash equivalents of $43.5 million and cash surrender value of life insurance of $15.7 million.

Funds not currently utilized for general corporate purposes are invested in overnight funds and available for sale securities. Cash and cash equivalents increased during the first nine months of 2013 as a result of the increase in balances maintained at the FRB due to United Community’s capital raise. On March 22, 2013, United Community received $39.9 from the private placement portion of a capital raise. On May 28, 2013, United Community received an additional $2.1 million from the insider placement portion of the capital raise. Finally, on June 7, 2013, United Community received an additional $5.0 million in the rights offering portion of the capital raise.

In the first nine months of 2013, the Company sold approximately $94.5 million in available for sale securities from its securities portfolio, recognizing $2.6 million in net gains on the sales. The Company also purchased securities with a book value of $145.0 million to replace the securities sold during the period. Maturities, paydowns and amortization of securities totaled $44.2 million for the period. The market value of the portfolio declined $38.0 million between December 31, 2012 and September 30, 2013. The primary reason for this decrease was the rise in longer term interest rates and the widening of interest rate spreads at the end of the second and third quarter, which negatively impacted the market value of available for sale securities. The market value decrease is entirely driven by the level of interest rates and the Company expects to recover the loss as it expects to receive all principle and interest payments contractually due and it has the ability and intent to hold the securities until maturity.

Net loans decreased $57.2 million during the first nine months of 2013. Contributing to the decrease was a combination of a decline in overall loan demand during the period, continued refinance activity in Home Savings’ mortgage portfolio, and continued resolution of nonperforming and classified credits.

The following table summarizes the trend in the allowance for loan losses as of September 30, 2013:

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31, 2012	Provision	Recovery	Chargeoff	September 30, 2013
Real Estate Loans
Permanent
One-to four-family residential	$6,958	$2,264	$140	($1,465)	$7,897
Multifamily residential	1,223	(428)	136	(277)	654
Nonresidential	4,801	2,560	284	(2,412)	5,233
Land	837	668	207	(1,640)	72

Total	13,819	5,064	767	(5,794)	13,856

Construction Loans
One-to four-family residential	1,267	(1,231)	2,224	(381)	1,879
Multifamily and nonresidential	137	(123)	7	(21)	0

Total	1,404	(1,354)	2,231	(402)	1,879

Consumer Loans
Home Equity	3,150	1,247	120	(769)	3,748
Auto	49	(15)	14	(10)	38
Marine	264	(197)	5	(34)	38
Recreational vehicle	829	42	171	(428)	614
Other	167	(110)	231	(273)	15

Total	4,459	967	541	(1,514)	4,453

Commercial Loans
Secured	783	(12)	71	(144)	698
Unsecured	665	(831)	312	0	146

Total	1,448	(843)	383	(144)	844

Total	$21,130	$3,834	$3,922	($7,854)	$21,032

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for possible loan losses charged to expense. The allowance for loan losses decreased to $21.0 million at September 30, 2013, from $21.1 million at December 31, 2012. The allowance for loan losses as a percentage of loans was 2.04% at September 30, 2013, compared to 1.94% at December 31, 2012. The allowance for loan losses as a percentage of nonperforming loans was 76.52% at September 30, 2013, compared to 44.22% at December 31, 2012. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net chargeoffs or recoveries, among other factors.

Chargeoffs exceeded provision for permanent real estate loans in 2013 primarily as a result of the resolution of the Bank’s largest classified relationship. This relationship consisted of eight loans. Four of these loans were sold resulting in a charge off of reserves that had been set aside in a prior period of $588,000. In addition, the four loans that remain in Home Savings’ portfolio were written down to current market value. This resulted in an additional charge of $2.0 million against reserves that had been established in a prior period. In the third quarter of 2013, the Company recognized a recovery of $1.9 million on the sale of one nonperforming loan, offset by the downgrade of one commercial relationship resulting in a provision of $1.4 million.

As the commercial loan portfolio has decreased over time, the level of reserves required has declined as well. The historical loss rates have improved and the company has experienced a lower rate of chargeoffs in this category. In addition, the company has been successful in recovering some of the commercial loan balances charged off in prior periods. These improvements have resulted in a decline of $873,000 in provision for loan losses during the current year.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $46.3 million at September 30, 2013 as compared to $61.0 million at December 31, 2012. The schedule below summarizes impaired loans for September 30, 2013 and December 31, 2012.

Impaired Loans
(Dollars in thousands)
	September 30, 2013	December 31, 2012	Change
Real Estate Loans
Permanent
One-to four-family residential	$19,133	$17,681	$1,452
Multifamily residential	728	2,059	(1,331)
Nonresidential	5,911	17,341	(11,430)
Land	487	5,931	(5,444)

Total	26,259	43,012	(16,753)

Construction Loans
One-to four-family residential	3,333	7,547	(4,214)
Multifamily and nonresidential	—	—	—

Total	3,333	7,547	(4,214)

Consumer Loans
Home Equity	11,239	7,959	3,280
Auto	33	44	(11)
Boat	162	190	(28)
Recreational vehicle	973	592	381
Other	—	—	—

Total	12,407	8,785	3,622

Commercial Loans
Secured	4,328	1,635	2,693
Unsecured	—	38	(38)

Total	4,328	1,673	2,655

Total Impaired Loans	$46,327	$61,017	$(14,690)

The decrease in impaired loans can be largely attributed to the resolution of loans through principal payments, charge offs, sale of the loan or collateral or by Home Savings taking possession of the collateral.

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

A debt restructuring is not necessarily a TDR for purposes of this definition even if the borrower is experiencing some financial difficulties. A TDR is not involved if:

•	the fair value of cash, other assets, or an equity interest accepted by Home Savings from a borrower in full satisfaction of its loan at least equals the recorded investment in the loan;

•	the fair value of cash, other assets, or an equity interest transferred by a borrower to Home Savings in full settlement of its loan at least equals the carrying amount of the loan;

•	Home Savings reduces the effective interest rate on the loan primarily to reflect a decrease in market interest rates in general or a decrease in the risk so as to maintain a relationship with a borrower that can readily obtain funds from other sources at the current market interest rate; or

•	Home Savings issues, in exchange for the original loan, a new marketable loan having an effective interest rate based on its market price that is at or near the current market interest rates of loans with similar maturity dates and stated interest rates issued by other banks.

The change in TDRs for the nine months ended September 30, 2013 is as follows:

Troubled Debt Restructurings
	September 30, 2013	December 31, 2012	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$17,017	$15,299	$1,718
Multifamily residential	468	—	468
Nonresidential	859	946	(87)
Land	487	105	382

Total	18,831	16,350	2,481

Construction Loans
One-to four-family residential	939	576	363
Multifamily and nonresidential	—	—	—

Total	939	576	363

Consumer Loans
Home Equity	10,856	7,253	3,603
Auto	11	13	(2)
Marine	—	—	—
Recreational vehicle	851	—	851
Other	—	7	(7)

Total	11,718	7,273	4,445

Commercial Loans
Secured	615	1,212	(597)
Unsecured	—	25	(25)

Total	615	1,237	(622)

Total Restructured Loans	$32,103	$25,436	$6,667

The increase in the level of TDR loans during the nine months ended September 30, 2013 was attributable primarily to continued focused modification efforts within the home equity portfolio.

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. TDR loans that were on nonaccrual status aggregated $5.5 million and $4.4 million at September 30, 2013 and December 31, 2012, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $26.6 million and $21.0 million at September 30, 2013 and December 31, 2012, respectively.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $27.5 million, or 2.72% of net loans, at September 30, 2013, compared to $47.8 million, or 4.48% of net loans, at December 31, 2012.

The schedule below summarizes the change in nonperforming loans for the first nine months of 2013.

Nonperforming Loans
(Dollars in thousands)
	September 30, 2013	December 31, 2012	Change
Real Estate Loans
Permanent
One-to four-family residential	$6,127	$5,437	$690
Multifamily residential	705	2,027	(1,322)
Nonresidential	8,964	20,743	(11,779)
Land	628	6,047	(5,419)

Total	16,424	34,254	(17,830)

Construction Loans
One-to four-family residential	3,320	7,465	(4,145)
Multifamily and nonresidential	—	—	—

Total	3,320	7,465	(4,145)

Consumer Loans
Home Equity	3,134	3,298	(164)
Auto	100	105	(5)
Marine	140	176	(36)
Recreational vehicle	184	1,259	(1,075)
Other	5	5	—

Total	3,563	4,843	(1,280)

Commercial Loans
Secured	4,036	1,194	2,842
Unsecured	141	31	110

Total	4,177	1,225	2,952

Total Nonperforming Loans	$27,484	$47,787	$(20,303)

Loans held for sale decreased $10.1 million, or 78.8%, to $2.9 million at September 30, 2013, compared to $13.0 million at December 31, 2012. The change was primarily attributable to the timing of sales during the period. The rise in interest rates also affected the decline in origination volume. Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

FHLB stock remained at $26.5 million for September 30, 2013 and December 31, 2012. During the first nine months of 2013, the FHLB paid a cash dividend of $840,000 in lieu of a stock dividend to its member banks.

Real estate owned and other repossessed assets decreased $9.1 million, or 49.5%, during the nine months ended September 30, 2013. The following table summarizes the activity in real estate owned and other repossessed assets during the period:

	Real Estate Owned	Repossessed Assets	Total
	(Dollars in thousands)
Balance at Beginning of period	$18,075	$365	$18,440
Acquisitions	1,057	768	1,825
Sales, net of gains	(8,055)	(1,094)	(9,149)
Change in valuation allowance	(1,801)	—	(1,801)

Balance at End of period	$9,276	$39	$9,315

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of September 30, 2013:

	Balance	Valuation Allowance	Net Balance
	(Dollars in thousands)
Real estate owned
One-to four-family	$3,246	$(548)	$2,698
Multifamily residential	113	—	113
Nonresidential	757	(222)	535
One-to four-family residential construction	11,564	(5,860)	5,704
Land	270	(44)	226

Total real estate owned	15,950	(6,674)	9,276
Repossessed assets
Auto	—	—	—
Marine	16	—	16
Recreational vehicle	23	—	23

Total repossessed assets	39	—	39

Total real estate owned and other repossessed assets	$15,989	$(6,674)	$9,315

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

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. During September 2013, Home Savings purchased an additional $15.0 million in BOLI. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. The Company purchased BOLI to help partially defray the ever-increasing costs of employee benefit programs. There is no post-termination coverage provided to participants covered under the plan.

As of September 30, 2013 other assets included the net deferred tax asset (prior to any valuation allowance) of $39.7 million, and as of December 31, 2012, the net deferred tax asset (prior to any valuation allowance) was $28.8 million. Management recorded a valuation allowance against deferred tax assets at September 30, 2013 and December 31, 2012 based primarily on its cumulative pre-tax losses during the past three years. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that as of September 30, 2013, the full valuation allowance established is appropriate.

Total deposits decreased $51.5 million to $1.4 billion at September 30, 2013, compared to December 31, 2012. The primary cause for the decrease in deposits was due to declines in certificates of deposit. Nevertheless, as certificates of deposit matured, the Company was able to retain a portion of these deposits in other interest-bearing non-time deposit accounts at substantially lower rates. As of September 30, 2013, Home Savings had no brokered deposits.

Advance payments by borrowers for taxes and insurance decreased $11.5 million during the first nine months of 2013. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $2.5 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $9.0 million.

During the first nine months of 2013, Home Savings received requests for reimbursements from Freddie Mac and Fannie Mae, who in the normal course purchase loans originated by Home Savings, for the purpose of making them whole on certain loans sold in the secondary market. These loans have certain identified weaknesses such that, in the opinion of management, a settlement to the investor is required. For the nine months ended September 30, 2013, Home Savings incurred expenses of $959,000 associated with such repurchases. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $762,000 at September 30, 2013. Management believes this reserve is appropriate given the historical losses incurred to date and the probability that future losses will be deemed certain.

Other liabilities decreased $1.8 million to $9.0 million at September 30, 2013, from $10.8 million at December 31, 2012. The change was caused by the resolution of one commercial customer. This customer was nonperforming and Home Savings was receiving assigned rents to be returned to the customer upon satisfaction of the relationship. During 2013, as part of the resolution with this customer, those assigned rents were used to partially pay-down the loan. The amount of assigned rents aggregated $1.6 million.

Shareholders’ equity increased $12.6 million to $183.3 million at September 30, 2013, from $170.8 million at December 31, 2012. The change occurred as a result of the successful completion of the capital raise and net income recognized during the period, offset by the adjustment to other comprehensive income for the decline in the valuation of available for sale securities during the period.

Other comprehensive income declined $38.0 million from December 31, 2012 to September 30, 2013. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities included in other comprehensive income have not been recognized into income at September 30, 2013 and December 31, 2012 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell (and it is likely that management will not be required to sell) the securities prior to their anticipated recovery, and the decline in fair value is largely due to the rise in longer-term interest rates at the end of the second and third quarter and other market conditions. The fair value is expected to recover as the investments approach maturity.

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

Also on January 11, 2013, United Community entered into subscription agreements with certain of United Community’s directors, officers and their affiliates pursuant to which these inside investors agreed to invest an aggregate of approximately $2.1 million in United Community for 755,820 newly issued common shares, at the same purchase price of $2.75 per share. The issuance and sale of common shares to the inside investors, pursuant to the subscription agreements, was subject to United Community shareholder approval, which was obtained on May 28, 2013.

On April 26, 2013, United Community issued a prospectus for the purpose of offering existing shareholders the right to purchase up to $5.0 million of United Community common shares at $2.75 per share. The rights offering closed on May 28, 2013, and United Community issued 1,818,181 shares to existing shareholders that elected to participate.

Legal, investment banking and other consulting expenses incurred by United Community to complete the capital raise were approximately $4.6 million in the aggregate. The increase in equity from the capital raise was reduced by these expenses.

Book value per common share as of September 30, 2013 was $3.65 as compared to $5.17 per common share as of December 31, 2012. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity due to the capital raising efforts. Also, while always included in the calculation of book value, the Company’s unrealized losses that occurred on available for sale securities during the nine months ended September 30, 2013 negatively affected book value per common share.

The calculation of book value is as follows:

	As of September 30, 2013	As of December 31, 2012
	(Dollars in thousands, except per share data)
Number of common shares outstanding	50,225,367	33,027,886
Total equity	$183,322	$170,760
Total preferred shares	—	—

Book value per common share	$3.65	$5.17

Book value per share at September 30, 2013, was affected by two items that took place in the first nine months of 2013: the unrealized loss on available for sale securities and the dilutive effect of the capital raise. The impact of the $38.0 million unrealized loss on available for sale securities on book value per common share is as follows:

(Dollars in thousands, except per share data)
Total equity exclusive of unrealized loss on available for sale securities at September 30, 2013	$221,328
Common stock outstanding	50,225,367
Book value per common share, exclusive of loss	$4.41
Unrealized loss on available for sale securities during the period	38,006
Total equity, as reported	$183,322
Book value per common share, as reported	$3.65

Independently, during 2013, the Company issued 17.1 million shares in exchange for net proceeds of $42.4 million, after expenses. The impact of this capital raise on book value per common share is as follows:

(Dollars in thousands, except per share data)
Common shares issued in capital raise:
Private placement	6,574,272
Insider placement	755,820
Rights offering	1,818,181
Conversion of preferred shares	7,942,000

Total number of common shares issued	17,090,273

Net proceeds received from capital raise	$42,350
Total equity exclusive of the capital raise	$140,972
Common stock outstanding prior to the capital raise	33,135,094
Book value per common share, exclusive of the capital raise	$4.25
Total equity exclusive of the capital raise	$140,972
Capital raise	42,350

Total equity, as reported	$183,322

Common stock outstanding prior to the capital raise	33,135,094
Common shares issued	17,090,273

Common stock outstanding, as reported	50,225,367

Book value per common share, as reported	$3.65

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

Comparison of Operating Results for the Three Months Ended

September 30, 2013 and September 30, 2012

Net Income. United Community recognized net income for the three months ended September 30, 2013 of $1.7 million compared to a net loss of $26.9 million for the three months ended September 30, 2012. Included in the net loss for the three months ended September 30, 2012 was the loss associated with the bulk asset sale, discussed below. Net interest income decreased $1.4 million. The provision for loan losses decreased $29.6 million during the same period. Additionally, non-interest income decreased and noninterest expense decreased $204,000 and $3.8 million, respectively. United Community’s annualized return on average assets and return on average equity were 0.39% and 3.75%, respectively, for the three months ended September 30, 2013. The annualized return on average assets and return on average equity for the comparable period in 2012 were (5.67)% and (53.53) %, respectively.

Net Interest Income. Net interest income for the three months ended September 30, 2013 and September 30, 2012 was $12.7 million and $14.1 million, respectively.

Total interest income decreased $2.2 million in the third quarter of 2013 compared to the third quarter of 2012, primarily as a result of a decrease of $205.2 million in the average balance of outstanding loans despite experiencing an increase in the yield on net loans of 5 basis points.

Total interest expense decreased $758,000 for the quarter ended September 30, 2013, as compared to the same quarter last year. The change was due primarily to reductions of $753,000 in interest paid on deposits. The overall decrease in interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. Between September 30, 2012, and September 30, 2013, the average outstanding balance of certificates of deposit declined by $111.1 million, offset by an increase in non-time deposits of $8.3 million. Also contributing to the decrease was a reduction of 18 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 7 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the third quarter of last year. The interest rate spread for the three months ended September 30, 2013, decreased to 2.89% compared to 3.00% for the quarter ended September 30, 2012. The net interest margin decreased 13 basis points to 3.04% for the three months ended September 30, 2013 compared to 3.17% for the same quarter in 2012.

	For the Three Months Ended September 30,
	2013 vs. 2012
	Increase (decrease) due to		Total increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$158	$(2,492)	$(2,334)
Loans held for sale	30	(51)	(21)
Investment securities:
Available for sale	(174)	319	145
FHLB stock	1	—	1
Other interest-earning assets	2	25	27

Total interest-earning assets	$17	$(2,199)	$(2,182)

Interest-bearing liabilities:
Savings accounts	(34)	4	(30)
NOW and money market accounts	(98)	(3)	(101)
Certificates of deposit	(267)	(355)	(622)
Federal Home Loan Bank advances	(978)	972	(6)
Repurchase agreements and other	1	—	1

Total interest-bearing liabilities	$(1,376)	$618	(758)

Change in net interest income			$(1,424)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $657,000 in the third quarter of 2013, compared to $30.3 million in the third quarter of 2012. This $29.6 million decrease in the provision for loan losses is primarily a result of the bulk asset sale that was completed on September 21, 2012. As a result of the sale, an additional provision of $30.2 million was required in September 2012. This was the result of loans charged off in excess of specific reserves on loans included in the sale. In addition, the Company recognized a recovery of $1.9 million in the third quarter of 2013 as a result of the sale of one nonperforming loan, offset by the downgrade of one commercial relationship resulting in a provision of $1.4 million.

Noninterest Income. Noninterest income decreased in the third quarter of 2013 to $3.5 million, as compared to noninterest income for the third quarter of 2012 of $3.8 million. Decreased noninterest income was a result of lower gains recognized on the sale of securities available for sale. This change was the result of no sales activity during the third quarter of 2013, as compared to the third quarter of 2012. Also affecting the comparison, Home Savings recognized lower mortgage banking income in the third quarter of 2013 as compared to the same quarter in 2012. The rise in longer term interest rates at the end of the second quarter negatively impacted the volume of loans originated for the sale in the third quarter of 2013. Lower mortgage banking income was the result of a reduction in the valuation of the mortgage banking derivative of $199,000 along with a lower volume of loans originated for sale during the quarter ended September 30, 2013 as compared to the same quarter in 2012. The reduction in noninterest income for the third quarter of 2013 as compared to the third quarter of 2012 was offset by lower losses recognized on the valuation and disposal of real estate owned and other repossessed assets and higher service fees and other charges earned due primarily to a recovery on the valuation of deferred mortgage servicing rights of $30,000 in the third quarter of 2013 as compared to a $672,000 expense recognized in the third quarter of 2012.

Noninterest Expense. Noninterest expense was $13.5 million in the third quarter of 2013, compared to $17.3 million in the third quarter of 2012. In the third quarter of 2013, salaries and employee benefits were down because of lower expenses associated with incentive payments and a lower level of salaries as a result of fewer full-time equivalent employees at September 30, 2013, as compared to September 30, 2012. Deposit insurance premiums were lower in the third quarter of 2013 due to the Bank being able to avail itself of more favorable insurance rates and a lower average asset base used in the calculation of insurance premiums. Professional fees were $1.5 million lower during the quarter ended September 30, 2013, as compared to the same quarter last year. The improvement in asset quality has reduced the need to engage legal and other consultants to assist in the resolution of problem assets. Other expenses were lower in the third quarter of 2013, as compared to the same quarter in 2012. This positive variance is the result of lower expenses incurred for real estate taxes and other expenses paid prior to loans going into foreclosure.

Income Taxes. An income tax expense was recognized in third quarter of 2013 as a result of a tax liability for alternative minimum tax (AMT) being recognized. Despite a net operating loss carryforward (NOL), the Company is subject to AMT. The deduction for net operating loss carryforwards for AMT is limited to 90% of taxable income. The tax liability associated with this provision is assessed at a rate of 20%. Therefore, because of the AMT requirements, the Company recognized $350,000 in tax expense for the three months ended September 30, 2013. For the quarter ended September 30, 2012, the Company recognized a net loss and had unrealized gains on available for sale securities recorded in other comprehensive income for the period ending September 30, 2012, as well as a pretax operating loss. As a result, a tax benefit of $2.8 million was recognized that is equal to the 2012 year to date change in other comprehensive income multiplied by the Company’s statutory tax rate of 35%.

Comparison of Operating Results for the Nine Months Ended

September 30, 2013 and September 30, 2012

Net Income. United Community recognized net income for the nine months ended September 30, 2013, of $7.8 million compared to a net loss of $23.0 million for the nine months ended September 30, 2012. Included in the net loss for the nine months ended September 30, 2012 was the loss associated with the bulk asset sale, discussed below. Net interest income decreased $8.2 million. The provision for loan losses decreased $33.4 million during the same period. Additionally, non-interest income and noninterest expense decreased $167,000 and $9.1 million, respectively. United Community’s annualized return on average assets and return on average equity were 0.58% and 5.49%, respectively, for the nine months ended September 30, 2013. The annualized return on average assets and return on average equity for the comparable period in 2012 were (1.56)% and (15.56)%, respectively.

Net Interest Income. Net interest income for the nine months ended September 30, 2013 and September 30, 2012 was $38.3 million and $46.4 million, respectively.

Total interest income decreased $12.2 million in the first nine months of 2013 compared to the first nine months of 2012, primarily as a result of a decrease of $265.7 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 26 basis points.

Total interest expense decreased $4.0 million for the nine months ended September 30, 2013, as compared to the same period last year. The change was due primarily to reductions of $3.7 million in interest paid on deposits. The overall decrease in deposit interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. Between September 30, 2012, and September 30, 2013, the average outstanding balance of certificates of deposit declined by $138.1 million, while non-time deposits increased by $23.7 million. Also contributing to the decrease in interest expense was a reduction of 39 basis points in the cost of certificates of deposit, offset by an increase in the cost of non-time deposits of 10 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first half of last year. The interest rate spread for the nine months ended September 30, 2013, decreased to 2.84% compared to 3.17% for the nine months ended September 30, 2012. The net interest margin decreased 35 basis points to 2.99% for the nine months ended September 30, 2013 compared to 3.34% for the same period in 2012.

	For the Nine Months Ended September 30,
	2013 vs. 2012
	Increase (decrease) due to		Total increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(2,394)	$(9,721)	$(12,115)
Loans held for sale	(16)	(42)	(58)
Investment securities:
Available for sale	569	(646)	(77)
FHLB stock	(19)	—	(19)
Other interest-earning assets	12	42	54

Total interest-earning assets	$(1,848)	$(10,367)	$(12,215)

Interest-bearing liabilities:
Savings accounts	(69)	18	(51)
NOW and money market accounts	(454)	17	(437)
Certificates of deposit	(1,758)	(1,485)	(3,243)
Federal Home Loan Bank advances	(1,808)	1,504	(304)
Repurchase agreements and other	(9)	(1)	(10)

Total interest-bearing liabilities	$(4,098)	$53	(4,045)

Change in net interest income			$(8,170)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $3.8 million in the first nine months of 2013, compared to $37.2 million in the first nine months of 2012. This $33.4 million decrease in the provision for loan losses is primarily a result of the bulk asset sale that was completed on September 21, 2012. As a result of the sale, an additional provision of $30.2 million was required in September 2012. This was the result of loans charged off in excess of specific reserves on loans included in the sale. Additionally, the resolution of one commercial loan relationship in the second quarter of 2012, consisting of eight loans, which represented the Company’s largest classified loan relationship at that time, included a chargeoff of $5.9 million as a part of this resolution. In addition, the Company recognized a recovery of $1.9 million in the third quarter of 2013 as a result of the sale of one nonperforming loan, offset by the downgrade of one commercial relationship resulting in a provision of $1.4 million.

Noninterest Income. Noninterest income decreased $167,000 in the first nine months of 2013 to $15.6 million, as compared to noninterest income for the first nine month of 2012 of $15.8 million. During the first nine months of 2013, service fees and other charges increased as a result of a positive valuation adjustment on deferred mortgage servicing rights of $676,000. Additionally, other income increased $1.4 million due primarily to Home Savings recognizing a positive valuation adjustment of $547,000 on interest rate caps during 2013 as compared to a negative valuation adjustment of $1.1 million during the first nine months of 2012. Increased debit card fee income of $342,000 earned during the first nine months of 2013 also contributed to the increase in noninterest income. These increases in noninterest income were offset by a decline of $1.5 million in gains on the sale of securities in the first nine months of 2013, as compared to the same period last year.

Noninterest Expense. Noninterest expense was $41.8 million in the first nine months of 2013, compared to $50.9 million in the first nine months of 2012. In the first nine months of 2013, salaries and employee benefits were down because of the recognition of expenses associated with a restricted stock grant that occurred in the first quarter of 2012. A similar award was not granted in 2013. Deposit insurance premiums were lower in the first nine months of 2013 due to the Bank being able to avail itself of more favorable insurance rates and a lower average asset base used in the calculation of insurance premiums. Professional fees were $2.1 million lower during the nine months ended September 30, 2013 as compared to the same period last year. The improvement in asset quality has reduced the need to engage legal and other consultants to assist in the resolution of problem assets. Other expenses were lower in the first nine months of 2013, as compared to the same period in 2012. This positive variance is the result of lower expenses incurred for real estate taxes and other expenses paid prior to loans going into foreclosure. Lastly, prepayment penalties incurred on the early payoff of FHLB advances in the second quarter of 2012 were not a recurring expenditure in 2013.

Income Taxes. An income tax expense was recognized for the first nine months of 2013 as a result of a tax liability for AMT being recognized. Despite an NOL, the Company is subject to AMT. The deduction for net operating loss carryforwards for AMT is limited to 90% of taxable income. The tax liability associated with this provision is assessed at a rate of 20%. Therefore, because of the AMT requirements, the Company recognized $500,000 in tax expense for the nine months ended September 30, 2013. For the nine months ended September 30, 2012, the Company recognized a net loss and had unrealized gains on available for sale securities recorded in other comprehensive income for the period ending September 30, 2012, as well as a pretax operating loss. As a result, a tax benefit of $2.8 million was recognized that is equal to the 2012 year to date change in other comprehensive income multiplied by the Company’s statutory tax rate of 35%.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three month periods ended September 30, 2013 and 2012. Average balance calculations were based on daily balances.

	Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,007,971	$12,233	4.85%	$1,213,126	$14,567	4.80%
Net loans held for sale	7,159	80	4.47%	10,853	101	3.72%
Investment securities:
Available for sale	545,003	3,364	2.47%	488,723	3,219	2.63%
Federal Home Loan Bank stock	26,464	280	4.23%	26,464	279	4.22%
Other interest-earning assets	85,026	52	0.24%	44,263	25	0.23%

Total interest-earning assets	1,671,623	16,009	3.83%	1,783,429	18,191	4.08%
Noninterest-earning assets	99,206			112,376

Total assets	$1,770,829			$1,895,805

Interest-bearing liabilities:
NOW and money market accounts	$469,372	$243	0.21%	$472,860	$344	0.29%
Savings accounts	270,655	52	0.08%	258,834	82	0.13%
Certificates of deposit	517,583	1,552	1.20%	628,671	2,174	1.38%
Federal Home Loan Bank advances	50,000	529	4.23%	56,097	535	3.81%
Repurchase agreements and other	90,586	929	4.10%	90,606	928	4.10%

Total interest-bearing liabilities	1,398,196	3,305	0.95%	1,507,068	4,063	1.08%

Noninterest-bearing liabilities	189,545			187,805

Total liabilities	1,587,741			1,694,873
Equity	183,088			200,932

Total liabilities and equity	$1,770,829			$1,895,805

Net interest income and interest rate spread		$12,704	2.88%		$14,128	3.00%

Net interest margin			3.04%			3.17%

Average interest-earning assets to average interest-bearing liabilities			119.56%			118.34%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the nine month periods ended September 30, 2013 and 2012. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,024,002	$37,067	4.83%	$1,289,740	$49,182	5.08%
Net loans held for sale	9,052	247	3.64%	10,585	305	3.84%
Investment securities:
Available for sale	578,611	10,176	2.34%	489,472	10,253	2.79%
Federal Home Loan Bank stock	26,464	840	4.23%	26,464	859	4.33%
Other interest-earning assets	65,667	102	0.21%	37,505	48	0.17%

Total interest-earning assets	1,703,796	48,432	3.79%	1,853,766	60,647	4.35%
Noninterest-earning assets	100,885			114,720

Total assets	$1,804,681			$1,968,486

Interest-bearing liabilities:
NOW and money market accounts	$472,345	$782	0.22%	$465,864	$1,219	0.35%
Savings accounts	271,464	197	0.10%	254,265	248	0.13%
Certificates of deposit	531,780	4,864	1.22%	669,921	8,107	1.61%
Federal Home Loan Bank advances	55,132	1,576	3.81%	102,159	1,880	2.45%
Repurchase agreements and other	90,591	2,756	4.06%	90,611	2,766	4.07%

Total interest-bearing liabilities	1,421,312	10,175	0.95%	1,582,820	14,220	1.20%

Noninterest-bearing liabilities	194,070			188,354

Total liabilities	1,615,382			1,771,174
Equity	189,299			197,312

Total liabilities and equity	$1,804,681			$1,968,486

Net interest income and interest rate spread		$38,257	2.84%		$46,427	3.15%

Net interest margin			2.99%			3.34%

Average interest-earning assets to average interest-bearing liabilities			119.87%			117.12%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. The principal market risk affecting United Community is interest rate risk. United Community is subject to interest rate risk to the extent that its interest earning assets reprice differently than its interest-bearing liabilities. Interest rate risk is defined as the sensitivity of United Community’s earnings and net asset values to changes in interest rates. As part of its efforts to monitor and manage the interest rate risk, the Board of Directors of Home Savings has adopted an interest rate risk policy that requires the Home Savings Board to review quarterly reports related to interest rate risk and annually set exposure limits for Home Savings as a guide to management in setting and implementing day to day operating strategies.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for both the year ended December 31, 2012 and for the quarter ended September 30, 2013, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in NPV and interest income that the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board-adopted policy limits.

Nine Months Ended September 30, 2013
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	8.77%	6.00%	-2.75%	30.00%	$5,583	-20.00%	11.48%
300	9.14%	6.00%	-2.38%	25.00%	4,163	-15.00%	8.56%
200	9.61%	7.00%	-1.91%	20.00%	2,666	-10.00%	5.48%
100	10.19%	7.00%	-1.33%	15.00%	847	-5.00%	1.74%
Static	11.52%	9.00%	—%	—%	—	—%	—%

Year Ended December 31, 2012
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	10.79%	6.00%	0.81%	30.00%	$6,080	-20.00%	11.54%
300	11.09%	6.00%	1.11%	25.00%	4,949	-15.00%	9.39%
200	11.29%	7.00%	1.31%	20.00%	3,387	-10.00%	6.43%
100	11.24%	7.00%	1.26%	15.00%	1,382	-5.00%	2.62%
Static	9.98%	9.00%	—%	—%	—	—%	—%

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

ITEM 4. Controls and Procedures.

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2013. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures as of September 30, 2013 were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act (i) was recorded, processed, summarized and reported on a timely basis, and (ii) is accumulated and communicated to management, including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2013, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

PART II. OTHER INFORMATION

UNITED COMMUNITY FINANCIAL CORP.

ITEM 1. Legal Proceedings.

United Community and its subsidiaries are parties to litigation arising in the normal course of business. While it is impossible to determine the ultimate resolution of these contingent matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

ITEM 1A. Risk Factors.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases of United Community shares during the quarter ended September 30, 2013.

ITEM 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation

3.2	Amendment to Articles of Incorporation

3.3	Amendment to Articles of Incorporation

3.4	Amended Code of Regulations

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income, (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: November 8, 2013	/S/ Patrick W. Bevack
Patrick W. Bevack President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2013	/S/ James R. Reske
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