Form 10-K
period 2013-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2014-03-14
CIK 707886

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒      No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( §232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒       No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 28, 2013 was approximately $226.5 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 7, 2014, there were 50,421,076 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K — Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders

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

As a unitary thrift holding company, United Community is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (FRB) and the SEC. United Community’s primary activity is holding the common shares of Home Savings. Consequently, the following discussion focuses primarily on the business of Home Savings.

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

Home Savings conducts business from its main office located in Youngstown, Ohio, and through 33 full-service branches and ten loan production offices located throughout Ohio and western Pennsylvania. The principal business of Home Savings is the origination of mortgage loans, including construction loans, on residential and nonresidential real estate located in Home Savings’ primary market area, which consists of Ashland, Columbiana, Cuyahoga, Erie, Franklin, Geauga, Huron, Lake, Mahoning, Portage, Richland, Stark, Summit and Trumbull Counties in Ohio and Allegheny and Beaver Counties in Pennsylvania. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under the heading Investment Activities. Funds for lending and other investment activities are obtained primarily from retail deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB, repurchase agreements and maturities of securities.

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

On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order with the Office of Thrift Supervision (OTS), the predecessor regulator of United Community, (the Holding Company Order). The Holding Company Order required United Community to obtain FRB approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The Holding Company Order also required United Community to develop a debt reduction plan and submit the plan to the OTS for approval. The Holding Company Order was amended November 5, 2010. The amendment removed the requirement in the original Holding Company Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. The capital plan was submitted to the OTS in December 2010. The Holding Company Order was terminated on July 2, 2013. On July 9, 2013, United Community entered into a Memorandum of Understanding (the Holding Company MOU) with the FRB, under which United Community agreed not to pay dividends, repurchase shares, or take on debt without the FRB’s prior approval. The Holding Company MOU was terminated on January 8, 2014.

On August 8, 2008, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the Bank Order) with the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (the Ohio Division), which was terminated as of March 30, 2012 and replaced with a Consent Order (the Consent Order). The Consent Order required Home Savings, within specified timeframes, to take or refrain from certain actions, including that it had to: (i) continue to retain qualified management; (ii) seek regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extend additional credit to classified borrowers; (iv) revise its plan to reduce its classified assets, and, within six months, reduce total adversely classified assets to 75% of the level of classified assets as of May 31, 2011 (i.e., to $219.0 million by September 30, 2012) and, within twelve months, to 50% of the level of classified assets as of May 31, 2011 (i.e., to $146.0 million by March 31, 2013); (v) establish a comprehensive policy and methodology for determining the adequacy of the allowance for loan and lease losses (ALLL); (vi) adopt plans to reduce its classified assets and delinquent loans; (vii) adopt a plan to reduce certain loan concentrations; (viii) amend its strategic plan and budget and profit plan; (ix) increase its Tier 1 Leverage Capital Ratio to 9.0% and its Total Risk Based Capital Ratio to 12.0% by June 30, 2012, and revise its capital plan to achieve such capital levels; and (x) seek regulatory approval prior to declaring or paying any cash dividend. The Consent Order was terminated on January 31, 2013. On January 31, 2013, Home Savings consented to a Memorandum of Understanding (the Bank MOU), which was subsequently terminated on November 27, 2013. The Bank MOU required Home Savings to submit certain plans and reports to the FDIC and the Ohio Division, to seek the FDIC’s and Ohio Division’s prior consent before issuing any dividends to United Community, and to maintain its Tier 1 Leverage Capital Ratio at 8.50% and its Total Risk Based Capital Ratio at 12.0%.

Although United Community and Home Savings agreed to the issuance of the Holding Company Order, the Holding Company MOU, the Bank Order, the Consent Order and the Bank MOU, as the case may be, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FRB, the FDIC or the Ohio Division when these orders were issued or since that time.

As of December 31, 2013, the FDIC categorized Home Savings as well capitalized.

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

Loan Portfolio Composition.    The following table presents certain information regarding the composition of Home Savings’ loan portfolio at the dates indicated:

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans
	(Dollars in thousands)
Real estate loans:
Permanent loans:
One- to four-family residential	$585,025	55.76%	$577,249	53.15%	$667,375	46.99%	$757,426	44.58%	$773,831	40.58%
Multifamily residential	54,485	5.19%	80,923	7.45%	120,991	8.52%	135,771	7.99%	150,480	7.89%
Non-residential	131,251	12.51%	138,188	12.72%	276,198	19.45%	331,390	19.50%	397,895	20.87%
Land	9,683	0.93%	15,808	1.45%	23,222	1.63%	25,138	1.48%	23,502	1.23%

Total permanent	780,444	74.39%	812,168	74.77%	1,087,786	76.59%	1,249,725	73.55%	1,345,708	70.57%
Construction loans:
One- to four-family residential	53,349	5.09%	28,318	2.61%	59,339	4.18%	108,583	6.39%	178,095	9.34%
Multifamily and non- residential	—	—%	4,534	0.42%	4,528	0.32%	15,077	0.89%	13,741	0.72%

Total construction	53,349	5.09%	32,852	3.03%	63,867	4.50%	123,660	7.28%	191,836	10.06%

Total real estate loans	833,793	79.48%	845,020	77.80%	1,151,653	81.09%	1,373,385	80.83%	1,537,544	80.63%
Consumer loans:
Home equity	159,795	15.23%	177,230	16.33%	191,827	13.51%	220,582	12.98%	237,569	12.46%
Auto	5,669	0.54%	7,648	0.70%	8,933	0.63%	11,525	0.68%	13,784	0.72%
Marine	4,308	0.41%	4,942	0.45%	5,900	0.41%	7,285	0.43%	9,366	0.49%
RV	17,347	1.65%	22,250	2.05%	28,530	2.01%	35,671	2.10%	43,722	2.29%
Other(1)	2,112	0.20%	2,523	0.23%	3,207	0.23%	4,390	0.26%	4,761	0.25%

Total consumer	189,231	18.03%	214,593	19.76%	238,397	16.79%	279,453	16.45%	309,202	16.21%
Commercial loans	26,141	2.49%	26,543	2.44%	30,146	2.12%	46,304	2.72%	60,217	3.16%

Total loans	1,049,165	100.00%	1,086,156	100.00%	1,420,196	100.00%	1,699,142	100.00%	1,906,963	100.00%
Less net items	19,973		19,916		40,920		49,656		40,945

Total loans, net	$1,029,192		$1,066,240		$1,379,276		$1,649,486		$1,866,018

(1)	Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

Loan Maturity.    The following table sets forth certain information as of December 31, 2013, regarding the dollar amount of construction and commercial loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings always include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments.

	Principal repayments contractually due in the years ended December 31,
	2014	2015-2018	2019 and thereafter	Total
	(Dollars in thousands)
Construction loans:
One-to four-family residential	$3,930	$—	$49,418	$53,348
Multifamily and nonresidential	—	—	—	—
Commercial loans	4,270	13,414	8,457	26,141

Total	$8,200	$13,414	$57,875	$79,489

The table below sets forth the dollar amount of all loans reported above becoming due after December 31, 2014, which have fixed or adjustable interest rates:

Due after December 31, 2014
(Dollars in thousands)
Fixed rate	$58,921
Adjustable rate	12,368

$71,289

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

Under certain circumstances, Home Savings will offer loans with LTV’s exceeding 80% without private mortgage insurance. Customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit from Home Savings for up to 9% of the appraised value without having to purchase mortgage insurance. Home Savings also offers a first-time homebuyers product that permits an LTV of 95% without private mortgage insurance. Such loans involve a higher degree of risk because, in the event of a borrower default, the value of the underlying collateral may not satisfy the principal and interest outstanding on the loan. To reduce this risk, Home Savings underwrites all portfolio loans to Freddie Mac and Fannie Mae underwriting guidelines.

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

At December 31, 2013, Home Savings’ one-to four-family residential real estate loans held for investment totaled approximately $585.0 million, or 55.8% of total loans. At December 31, 2013, $6.4 million, or 1.1%, of Home Savings’ one-to four-family loans were nonperforming. New originations in this loan category totaled $316.7 million in 2013.

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

At December 31, 2013, loans secured by multifamily properties totaled approximately $54.5 million, or 5.2% of total loans. The largest loan as of December 31, 2013 had a principal balance of $6.6 million and was performing according to its terms. There were approximately $641,000 in multifamily loans, or 1.2% of Home Savings’ total multifamily portfolio, that were considered nonperforming at December 31, 2013. New originations in this loan category totaled $4.8 million in 2013.

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

Nonresidential real estate lending generally is considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower and their affiliates, the location of the real estate, analyzing the financial condition of the borrower, obtaining personal guarantees from the borrower or the borrowers affiliates, and considering the quality and characteristics of the income stream generated by the property and the appraisal supporting the property’s valuation.

At December 31, 2013, Home Savings’ largest loan secured by nonresidential real estate had a balance of $7.8 million and was performing according to its terms. At December 31, 2013, approximately $131.3 million, or 12.5% of Home Savings’ total loans, were secured by mortgages on nonresidential real estate, of which $5.6 million, or 4.3% of Home Savings’ total nonresidential real estate loans, were considered nonperforming. New originations in this loan category totaled $33.0 million in 2013.

Loans Secured by Vacant Land.    Home Savings also originates a limited number of loans secured by vacant land, primarily for the construction of single-family houses. Home Savings’ land loans generally are fixed-rate loans for terms of up to five years and require a LTV of 65% or less. At December 31, 2013, approximately $9.7 million, or 0.9%, of Home Savings’ total loans were land loans. Nonperforming land loans totaled $496,000, or 5.1% of such loans, at December 31, 2013. New originations in this loan category totaled $1.6 million in 2013. A majority of these new originations were loans to individuals intending to construct owner-occupied single-family residences.

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

At December 31, 2013, Home Savings had approximately $53.3 million, or 5.1% of its total loans, invested in one-to four-family residential construction loans, including $48.9 million of which were to owner-occupants rather than builders. There were no multifamily and nonresidential construction loans at December 31, 2013. Approximately $1.5 million of Home Savings’ residential construction loans at December 31, 2013 were to builders on a speculative (unsold) basis (i.e., for homes for which the builder does not have a contract with a buyer). Home Savings, however, limits the number of outstanding loans to each builder on unsold homes under construction, both by dollar amount and number.

Nonperforming construction loans at December 31, 2013, totaled $3.1 million, or 5.8% of such loans. New originations for residential construction loans to owner-occupants totaled $140.6 million in 2013. The level of originations exceed the outstanding balance of these loans and are the result of construction permanent loans that were originated but not drawn as of December 31, 2013 because climate conditions did not permit the construction phase to begin immediately. There were no originations for any other types of residential construction loans in 2013.

Consumer Loans.    Home Savings originates various types of consumer loans, including home equity loans, vehicle loans, overdraft protection loans, loans to individuals secured by demand accounts, deposits and other consumer assets. Home Savings generally does not currently originate recreational vehicle loans, marine loans or unsecured loans. Consumer loans are made at fixed and adjustable rates of interest and for varying terms based on the type of loan.

Home Savings generally makes closed-end home equity loans in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 89% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where it sells the first mortgage or another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with either adjustable or fixed rates of interest. Fixed-rate home equity loans typically have terms of fifteen years. Rate adjustments on adjustable home equity loans are determined by adding a margin to the current prime interest rate for loans on residences of up to 80% LTV regardless of lien position. At December 31, 2013, approximately $159.8 million, or 84.4%, of Home Savings’ consumer loan portfolio consisted of home equity loans. Home Savings also makes consumer loans secured by a deposit or savings account for up to 100% of the principal balance of the account. These loans generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

For new automobiles, loans are originated for up to 100% of the MSRP value of the car with terms of up to 72 months. For used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A.) retail value of the car model and a term of up to 72 months. Most automobile loans are originated indirectly through approved auto dealerships. At December 31, 2013, automobile loans totaled $5.7 million, or 3.0% of Home Savings’ consumer loan portfolio.

At December 31, 2013, Home Savings had approximately $189.2 million, or 18.0% of its total loans, invested in consumer loans. Nonperforming consumer loans at December 31, 2013, amounted to $3.3 million, or 1.7% of such loans. New originations of consumer loans totaled $41.1 million in 2013.

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

At December 31, 2013, Home Savings had approximately $26.1 million invested in commercial loans. The majority of these loans are secured by inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, if any. Home Savings had $427,000 in unsecured commercial loans as of December 31, 2013.

Nonperforming commercial loans at December 31, 2013, amounted to $4.2 million, or 16.1% of total commercial loans. New originations of commercial loans totaled $16.1 million in 2013, all of which were secured.

Reduction in loan concentrations.    The Bank Order required Home Savings to adopt and implement plans to reduce loan concentrations in nonowner-occupied commercial real estate loans and construction, land development and land loans. The plan was developed and adopted by Home Savings and was implemented in the third quarter of 2008. The plan included sharply reducing the origination of new construction, land and land development loans as well as loans secured by commercial real estate. Home Savings also has terminated its purchase of construction loans from another financial institution. The Consent Order also required Home Savings to adopt and implement plans to reduce loan concentrations in subprime residential real estate loans, nonowner-occupied one-to four-family residential loans, construction loans and junior lien loans on residential properties. The Bank MOU did not designate or define any particular loan portfolio or asset class as a concentration and did not require any such plans. As of December 31, 2013, Home Savings did not have any loan concentrations.

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

Each of Home Savings’ 33 branches and ten loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings’ Credit Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report and verification of employment, and analyzes the cash flows of the borrower and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by an approved independent fee appraiser. For all nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by a third party appraisal review firm engaged by Home Savings. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Generally, commercial and consumer loan requests of $500,000 or more and residential mortgage loan requests over $800,000 up to and including $5.0 million require the approval of the Officers’ Loan Committee or the appropriate Officer’s Loan Committee member. All loans that would cause the aggregate lending relationship to be greater than $5.0 million require approval from both the Officers’ Loan Committee and the Board Loan Committee. Lending relationships of $15.0 million or greater must be approved by the full Board.

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

At December 31, 2013, Home Savings had $49.3 million of outstanding commitments to make mortgage loans with the intention to sell in the secondary market, as well as $101.2 million available to borrowers under consumer and commercial lines of credit and $42.3 million available in the OverdraftPrivilege™ program. At December 31, 2013, Home Savings had no undisbursed funds related to commercial loans in process and $67.3 million related to construction loans in process under existing contractual obligations.

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

Based on such limits, Home Savings could lend approximately $30.1 million to one borrower at December 31, 2013. The largest amount Home Savings had committed to one borrower at December 31, 2013, was $11.3 million spread across two loans, all of which was outstanding at December 31, 2013. At December 31, 2013, these commercial real estate loans were performing in accordance with their terms.

Delinquent Loans, Nonperforming Assets and Classified Assets.    The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

	At December 31,
	2013			2012
	Number	Amount	Percent of net loans	Number	Amount	Percent of net loans
	(Dollars in thousands)
Loans delinquent for:
30-59 days	74	$2,518	0.24%	112	$3,923	0.37%
60-89 days	37	1,084	0.11%	39	2,203	0.21%
90 days or over	242	20,233	1.97%	322	42,056	3.94%

Total delinquent loans	353	$23,835	2.32%	473	$48,182	4.52%

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

Loans are reviewed through monthly reports to the Board and management and are placed on nonaccrual status when collection in full is considered by management to be in doubt. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent cash payments received, if any, generally are applied to principal unless the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectable. In those cases, subsequent cash payments are applied to principal and interest income in accordance with the original terms of the note.

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

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets by year at the dates indicated:

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans
Real estate loans:
One-to four-family residential	$6,356	$5,437	$26,637	$27,417	$26,720
Multifamily and nonresidential	6,201	19,092	48,762	50,821	31,954
Construction (net of loans in process) and land	3,580	13,513	38,246	45,647	45,239

Total real estate loans	16,137	38,042	113,645	123,885	103,913
Consumer	3,248	4,842	6,581	3,371	4,892
Commercial	4,158	1,225	2,830	5,945	3,413

Total nonaccrual loans	23,543	44,109	123,056	133,201	112,218
Past due 90 days and still accruing	45	3,678	39	6,330	3,669

Total nonperforming loans	23,588	47,787	123,095	139,531	115,887
Real estate acquired through foreclosure and other repossessed assets	6,341	18,440	33,486	40,336	30,962

Total nonperforming assets	$29,929	$66,227	$156,581	$179,867	$146,849

Total impaired loans	$48,181	$61,017	$153,567	$156,455	$118,805
Nonperforming loans as a percent of loans, net	2.29%	4.48%	8.92%	8.46%	6.21%
Nonperforming assets as a percent of total assets	1.72%	3.66%	7.71%	8.19%	6.28%
Allowance for loan losses as a percent of nonperforming loans	89.52%	44.22%	34.34%	36.47%	36.49%
Allowance for loan losses as a percent of loans, net	2.01%	1.94%	2.97%	2.99%	2.22%

In 2013, net income did not include uncollected interest on nonperforming loans. During 2013, approximately $2.5 million in additional interest income would have been recorded had nonaccrual loans been accruing pursuant to contractual terms.

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

During 2013, Home Savings experienced a decline in impaired loans of $12.8 million. Home Savings recognized a decrease in nonperforming multifamily and nonresidential loans of approximately $12.9 million. This was primarily a result of the resolution of the Bank’s largest nonperforming relationship during the second quarter of 2013. This relationship consisted of eight loans, four of which were sold and the additional four of which were written down to current market value for a net reduction of approximately $12.2 million. Nonperforming construction and land loans decreased $9.9 million. Home Savings settled a nonperforming construction loan that decreased nonperforming loans by $1.6 million during the first quarter of 2013. In the third quarter of 2013, Home Savings sold a construction loan resulting in a $1.5 million decline in nonperforming loans. Furthermore, additional collateral was obtained on a $3.7 million nonperforming land loan. This collateral resulted in the loan being reclassified to a secured commercial loan, ultimately decreasing the land category and increasing nonperforming commercial loans.

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets by quarter at the dates indicated:

	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans
Real estate loans:
One-to four-family residential	$6,356	$6,127	$4,993	$5,978	$5,437
Multifamily and nonresidential	6,201	6,544	7,655	19,159	19,092
Construction (net of loans in process) and land	3,580	3,948	5,041	10,888	13,513

Total real estate loans	16,137	16,619	17,689	36,025	38,042
Consumer	3,248	3,563	3,459	3,603	4,842
Commercial	4,158	4,177	4,453	1,492	1,225

Total nonaccrual loans	23,543	24,359	25,601	41,120	44,109
Past due 90 days and still accruing	45	3,125	3,501	3,594	3,678

Total nonperforming loans	23,588	27,484	29,102	44,714	47,787
Real estate acquired through foreclosure and other repossessed assets	6,341	9,315	11,359	15,782	18,440

Total nonperforming assets	$29,929	$36,799	$40,461	$60,496	$66,227

Nonperforming loans as a percent of loans, net	2.29%	2.72%	2.88%	4.32%	4.48%
Nonperforming assets as a percent of total assets	1.72%	2.10%	2.26%	3.30%	3.66%
Allowance for loan losses as a percent of nonperforming loans	89.52%	76.52%	65.41%	48.81%	44.22%
Allowance for loan losses as a percent of loans, net	2.01%	2.04%	1.85%	2.07%	1.94%

Real estate acquired in settlement of loans is classified separately on the balance sheet at estimated fair value less costs to sell as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in real estate owned and other repossessed asset expenses. At December 31, 2013, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $6.3 million and consisted primarily of $2.4 million in one-to four-family residential properties, $3.4 million secured by land and one-to four-family residential construction properties, $597,000 in multifamily and nonresidential real estate, and $23,000 in boats.

In addition to the classified loans identified above, other loans may be identified as having potential credit problems as a result of those loans being identified by our internal loan review function. These special mention loans, which have not exhibited the more severe weaknesses generally present in classified loans, amounted to $16.0 million, as of December 31, 2013, compared to $22.4 million at December 31, 2012.

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

Other loans not reviewed specifically by management are evaluated as a homogeneous group of loans (generally single-family residential mortgage loans and all consumer credit except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. The loss factor described consists of two components, a quantitative component and a qualitative component. In determining quantitative factors the Company uses an evaluation period of one year of net charge-off history and averages this information over the current year period. These changes allow for the quantitative factors to be weighted to a more recent level of charge-off experience due to current market conditions. This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balances of homogeneous loans.

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

The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	Year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$21,130	$42,271	$50,883	$42,287	$35,962
Provision for loan losses	4,116	39,325	24,658	62,427	49,074
Charge-offs:
Permanent real estate	(5,937)	(16,790)	(14,734)	(28,153)	(11,552)
Construction real estate	(641)	(3,480)	(12,504)	(20,648)	(12,793)
Consumer	(1,883)	(2,740)	(3,446)	(4,316)	(6,117)
Commercial	(166)	(1,258)	(5,055)	(1,962)	(13,230)

Total charge-offs	(8,627)	(24,268)	(35,739)	(55,079)	(43,692)
Recoveries:
Permanent real estate	935	770	918	336	117
Construction real estate	2,301	215	338	133	9
Consumer	717	724	591	538	814
Commercial	544	251	622	241	3

Total recoveries	4,497	1,960	2,469	1,248	943
Net charge-offs from asset sale	—	(38,158)	—	—	—
Net charge-offs	(4,130)	(60,466)	(33,270)	(53,831)	(42,749)

Balance at end of year	$21,116	$21,130	$42,271	$50,883	$42,287

Ratio of net charge-offs to average net loans	-0.40%	-4.88%	-2.17%	-3.03%	-2.10%

At December 31, 2013, the allowance for loan losses was 2.01% of total loans, net and 89.52% of total nonperforming loans.

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

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)
Permanent real estate loans	$13,794	74.39%	$13,819	74.77%	$31,323	76.59%	$28,066	73.55%	$15,288	70.57%
Construction real estate loans	2,281	5.09%	1,404	3.03%	4,493	4.50%	8,533	7.28%	19,020	10.06%
Consumer loans	4,302	18.03%	4,459	19.76%	4,576	16.79%	5,260	16.45%	4,959	16.21%
Commercial loans	739	2.49%	1,448	2.44%	1,879	2.12%	9,024	2.72%	3,020	3.16%

Total	$21,116	100.00%	$21,130	100.00%	$42,271	100.00%	$50,883	100.00%	$42,287	100.00%

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

Home Savings Investment Activities.    Federal laws and regulations as well as Ohio law permit Home Savings to invest in various types of marketable securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities and certain other specified investments. The Board has adopted an investment policy that authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Fannie Mae, Freddie Mac and Government National Mortgage Association (GNMA). Such securities comprised 100% of Home Savings’ $510.6 million investment securities portfolio at December 31, 2013. The investment policy also authorizes management to make investments in securities issued by private issuers, investment-grade municipal obligations, creditworthy, unrated securities issued by municipalities in which an office of Home Savings is located, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers’ acceptances, federal funds and money market funds. Home Savings’ investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity.

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

United Community Investment Activities.    Funds maintained by United Community for general corporate purposes primarily are invested in an account with Home Savings. United Community also owns a portfolio consisting of four bank equities with a market value of $445,000 at December 31, 2013.

The following table presents the amortized cost, fair value and weighted average yield of securities at December 31, 2013 by maturity:

	At December 31, 2013
	No stated maturity		One year or less		After one year through five years		Five years through ten years
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$—	—%	$500	0.24%	$—	—%	$170,614	2.15%
Mortgage-related securities-residential	—	—	—	—	11	1.57	49,533	2.06
Other securities(a)	101	7.15	—	—	—	—	—	—

Total securities	$101	7.15%	$500	0.24%	$11	1.57%	$220,147	2.13%

	At December 31, 2013
	After ten years		Total
	Amortized cost	Average yield	Amortized cost	Average yield	Fair value
	(Dollars in thousands)
Securities:
U.S. Government agencies and corporations	$76,749	2.40%	$247,863	2.22%	$222,293
Mortgage-related securities-residential	253,891	2.52	303,435	2.44	288,268
Other securities(a)	—	—	101	7.15	445

Total securities	$330,640	2.49%	$551,399	2.35%	$511,006

(a)	Yield on equity securities only

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

Deposits.    Deposits are attracted principally from within Home Savings’ primary market area through the offering of a selection of deposit instruments, including regular savings accounts, demand deposits, individual retirement accounts (IRAs), checking accounts, money market accounts and certificates of deposit. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are monitored weekly by management. The amount of deposits from outside Home Savings’ primary market area is not significant.

Brokered deposits represent funds, which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Home Savings had no brokered deposits at December 31, 2013 or 2012.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

	At December 31, 2013			For the Year Ended December 31, 2013
	Amount	Percent of total deposits	Weighted average rate	Average balance	Percent of average deposits	Weighted average rate
	(Dollars in thousands)
Noninterest bearing demand	$170,590	12.26%	—%	$167,505	11.70%	—%
Checking and money market accounts	461,376	33.15	0.20	470,266	32.84	0.22
Savings accounts	267,515	19.22	0.07	270,136	18.86	0.09
Certificates of deposit	492,271	35.37	1.19	524,177	36.60	1.21

Total deposits	$1,391,752	100.00%	0.50%	$1,432,084	100.00%	0.53%

	For the Year Ended December 31, 2012			For the Year Ended December 31, 2011
	Average balance	Percent of average deposits	Weighted average rate	Average balance	Percent of average deposits	Weighted average rate
	(Dollars in thousands)
Noninterest bearing demand	$160,424	10.47%	—%	$146,784	8.67%	—%
Checking and money market accounts	468,446	30.57	0.33	437,830	25.86	0.51
Savings accounts	257,066	16.78	0.13	240,043	14.17	0.21
Certificates of deposit	646,432	42.18	1.55	868,522	51.30	2.49

Total deposits	$1,532,368	100.00%	0.78%	$1,693,179	100.00%	1.44%

The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2013:

Rate	Up to one year	Over 1 year to 2 years	Over 2 years to 3 years	Thereafter	Total
	(Dollars in thousands)
2.00% or less	$205,742	$68,248	$14,855	$74,833	$363,678
2.01% to 4.00%	8,784	20,307	46,173	52,996	128,260
4.01% to 6.00%	293	40	—	—	333
6.00% and over	—	—	—	—	—

Total certificates of deposit	$214,819	$88,595	$61,028	$127,829	$492,271

At December 31, 2013, approximately $214.8 million of Home Savings’ certificates of deposit will mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $309.1 million, as of December 31, 2013, were available from the FHLB. Also, as of December 31, 2013, Home Savings could pledge additional securities to obtain another $339.9 million in borrowing capacity.

The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2013:

Maturity	Amount
(Dollars in thousands)
Three months or less	$19,868
Over 3 months to 6 months	13,123
Over 6 months to 12 months	11,422
Over 12 months	79,510

Total	$123,923

The following table presents the amount of Home Savings’ certificates of deposit of $250,000 or more by the time remaining until maturity at December 31, 2013:

Maturity	Amount
(Dollars in thousands)
Three months or less	$1,327
Over 3 months to 6 months	910
Over 6 months to 12 months	—
Over 12 months	10,966

Total	$13,203

The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	Year ended December 31,
	2013	2012
	(Dollars in thousands)
Beginning balance	$1,462,074	$1,588,497
Net decrease in other deposits	(77,947)	(138,341)

Net deposits before interest credited	1,384,127	1,450,156
Interest credited	7,625	11,918

Ending balance	1,391,752	1,462,074
Net decrease	$(70,322)	$(126,423)
Percent decrease	-4.81%	-7.96%

Borrowings.    The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, it will be eligible for 100% of the advances available. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2013, Home Savings was in compliance with the QTL test. Home Savings may borrow up to an additional $309.1 million from the FHLB, and had $50.0 million in outstanding advances at December 31, 2013. None of the advances outstanding are callable.

The Holding Company Order required United Community to obtain regulatory approval prior to incurring debt or increasing its debt position. As of December 31, 2013, United Community had no debt outstanding.

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

EMPLOYEES

At December 31, 2013, Home Savings had 514 employees, 432 of which were full-time and the remaining 82 were part-time employees. Home Savings believes that relations with its employees are good. Home Savings has health, life and disability benefits, a 401(k) plan and an employee stock ownership plan for its employees.

REGULATION

United Community is a unitary thrift holding company, and subject to regulation, examination and oversight by the FRB. There generally are no restrictions on the activities of United Community, unless the FRB determines that there is reasonable cause to believe that an activity constitutes a serious risk to the financial safety, soundness, or stability of Home Savings. Home Savings is subject to regulation, examination and oversight by the Ohio Division and the FDIC, and it also is subject to certain provisions of the Federal Reserve Act. United Community and Home Savings also are subject to the provisions of the Ohio Revised Code applicable to corporations generally, including laws that restrict takeover bids, tender offers and control-share acquisitions involving public companies that have significant ties to Ohio.

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

Federal law prohibits Home Savings from making a capital distribution to anyone or paying management fees to any person having control of Home Savings if, after such distribution or payment, Home Savings would be undercapitalized. Under the Bank MOU, Home Savings was not permitted to pay a dividend to United Community without first obtaining regulatory approval.

FRB regulations currently require savings associations to maintain certain reserves of net transaction accounts (primarily checking accounts). At December 31, 2013, Home Savings was in compliance with its reserve requirements.

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

In order to be “well capitalized,” a bank must have total risk-based capital of at least 10%, Tier 1 risk-based capital of at least 6% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Bank’s management believes that the Bank meets the ratio requirements to be deemed “well capitalized” according to the guidelines described above.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standards” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988. In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”). The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations. Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”). Community banking organizations, including United Community and the Bank, will begin transitioning to the new rules on January 1, 2015. The new minimum capital requirements are effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The following is a brief summary of the major changes from the current general risk-based capital rule:

•

higher minimum capital requirements, including a new common equity tier 1 capital ratio of 4.5% and criteria instruments must meet in order to be considered common equity tier 1 capital; a tier 1 capital ratio of 6.0%; the retention of a total capital ratio of 8.0%; and a minimum leverage ratio of 4.0%;

•	stricter eligibility criteria for regulatory capital instruments;

•

restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers, if the organization does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter;

•

replacement of the external credit ratings approach to standards of creditworthiness with a simplified supervisory formula approach, implementing the requirements of Section 939A of the Dodd-Frank Act;

•

stricter limitations on the extent to which mortgage servicing assets, deferred tax assets and significant investments in unconsolidated financial institutions may be included in common equity tier 1 capital and the risk weight to be assigned to any amounts of such assets not deducted; and

•	increased risk weights for past-due loans, certain commercial real estate loans and some equity exposures, and selected other changes in risk weights and credit conversion factors.

The Basel III Capital Rules are effective for United Community and the Bank on January 1, 2015 (subject to a phase-in period). The implementation of Basel III is not expected to have a material impact on United Community’s or the Bank’s capital ratios.

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

Economic conditions may adversely affect our results of operations and financial condition.

Although some improvements in the U.S. economy have occurred, declines in real estate values, along with high unemployment, have disrupted the national credit and capital markets over the last several years. As a result, many financial institutions have had to seek additional capital, merge with larger and stronger institutions, seek government assistance or bankruptcy protection and, in some cases, have been forced into a sale or closure by the bank regulatory agencies. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers, including to other financial institutions, because of concern over the stability of the financial markets and the strength of counterparties. It is difficult to predict how long these economic conditions will exist, which of our markets, products or other businesses will ultimately be affected and to what extent, and whether management’s actions will effectively mitigate these external factors. The reduced availability of credit, the lack of confidence in the financial sector, decreased consumer confidence, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations.

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

•

Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions, which may adversely affect the Company’s ability to market competitive products and services.

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

Among the provisions already implemented that have or may have an effect on United Community are the following:

•	the Consumer Financial Protection Bureau (CFPB) has been formed, which has broad powers to adopt and enforce consumer protection regulations;

•	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

•	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000, and non-interest bearing transaction accounts had unlimited insurance through December 31, 2012;

•	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity;

•	public companies in all industries are now required to provide stockholders the opportunity to cast a non-binding advisory vote on executive compensation;

•

the FRB has imposed on financial institutions with assets of $10 billion or more a cap on the debit card interchange fees the financial institutions may charge. Although the cap is not applicable to Home Savings, it may have an adverse effect on Home Savings as the debit cards issued by Home Savings and other smaller banks, which have higher interchange fees, may become less competitive; and

•	new capital regulations have been adopted.

Additional provisions that may have an effect on United Community include that new corporate governance requirements that will require other new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors and to make additional disclosures in proxy statements with respect to compensation matters.

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

The market price for our common shares has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future, including:

•	Announcements of developments related to our business;

•	Fluctuations in our results of operations;

•	Sales of substantial amounts of our securities into the marketplace;

•	General conditions in our markets or the worldwide economy;

•	A default by another large financial institution;

•	A shortfall in revenues or earnings compared to market expectations;

•	Our inability to pay dividends; and

•	Our announcement of other projects.

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

United Community is generally dependent upon the earnings of Home Savings for funds to pay dividends on our common shares. The payment of dividends by Home Savings is subject to certain regulatory restrictions. Federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would thereafter and or continue to be undercapitalized.

U.S. tax laws applicable to Home Savings would cause a taxable recapture of accumulated bad debt reserves of up to $21.1 million to the extent that Home Savings makes a distribution to United Community while Home Savings does not have sufficient tax earnings and profits at the time of such distribution. The income tax liability resulting from such a distribution could be as great as $7.3 million. No deferred tax liability has been recorded for this potential recapture liability. For a further description, refer to Note 14 to our financial statements contained in our Form 10-K for the year ended December 31, 2013. Accordingly, until Home Savings restores its tax earnings and profits to an amount sufficient to avoid taxable bad debt reserve recapture upon distributions to United Community, we may be unwilling to approve a dividend from Home Savings to United Community even if Home Savings was otherwise permitted or able to make a dividend to United Community. As of December 31, 2013, the deficit in tax earnings and profits is approximately $5.7 million. Consequently, tax earnings and profits would need to increase by $5.7 million plus the amount of any anticipated distribution before such distribution was paid, in order to avoid any taxable bad debt reserve recapture. Tax earnings and profits is generally increased by taxable income and tax-exempt income and decreased by income taxes payable and non-deductible expenses.

As a result, any payment of dividends in the future by United Community will be generally dependent on Home Savings’ earnings, capital requirements, financial condition and other factors.

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

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds.

The Dodd-Frank Act bars banking organizations such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, propri-

etary trading generally means trading by a banking entity or its affiliate for its own account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Bank and all of their subsidiaries and affiliates.

Changes in the fair value of our investment securities may reduce stockholders’ equity and net income.

As of December 31, 2013, securities available for sale were $511.0 million and the net unrealized losses on those securities were $40.4 million. Stockholders’ equity is increased or decreased by the change in unrealized gain or loss on these securities, through accumulated other comprehensive income (loss) (AOCI). The unrealized gain or loss represents the difference between the estimated fair value and the amortized cost of the securities. A decline in the estimated fair value of the portfolio results in, but are not limited to, a decline in stockholders’ equity, book value per common share, and tangible book value per common share. Potential recovery of a debt security is dependent upon a number of factors as it approaches maturity, including, but not limited to, credit quality and market interest rates. Increases in market interest rates commonly result in declines in the fair value of debt securities. Equity securities have no stated maturity; therefore, declines in fair value may or may not be recovered over time and are subject to market and issuer fundamentals.

We conduct quarterly reviews of our securities portfolio to determine if the declines are other-than-temporary. Factors we consider in our analysis of debt securities include: our intent to sell the securities, the evidence available to determine if it is more likely than not that we will have to sell the securities before recovery of the amortized cost, and the probable credit losses. Probable credit losses are evaluated on the present value of future cash flows; the severity and duration of the decline in fair value of the security below its amortized cost; the financial condition and near-term prospects of the issuer; whether the decline appears to be related to issuer conditions; general market, or industry conditions; the payment structure of the security; failure of the security to make scheduled interest or principal payments; and changes to the rating of the security by rating agencies. Decreases in the fair value of debt securities caused by changes in interest rates are generally considered temporary, which is consistent with our experience. If we determine that fair value decreases are other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of noninterest income.

Factors we consider in our analysis of equity securities include: our intent to sell the security before recovery of the cost; the severity and duration of the decline in fair value below cost; the financial condition and near-term prospects of the issuer; and whether the decline appears to be related to issuer conditions, general market, or industry conditions.

We continue to monitor the fair value of our securities portfolio as part of our ongoing OTTI evaluation process. No assurance can be given that we will not need to recognize OTTI charges in the future. Additional OTTI charges may materially affect our financial condition and earnings.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions could have an adverse effect on our financial condition and results of operations.

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

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

There were 54,138,910 United Community common shares issued and 50,421,076 shares outstanding and held by approximately 9,500 record holders as of March 7, 2014. United Community’s common shares are traded on The Nasdaq Stock Market® under the symbol UCFC. Quarterly stock prices and dividends declared are shown in the following table.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
High	$3.88	$4.65	$5.00	$4.10
Low	3.05	3.78	3.78	3.45
Dividends declared and paid	—	—	—	—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012
High	$2.44	$2.98	$3.49	$3.85
Low	1.21	1.40	2.53	2.83
Dividends declared and paid	—	—	—	—

United Community did not repurchase any shares during the fourth quarter of 2013.

Performance Graph

The following graph compares the cumulative total return on United Community’s common shares since December 31, 2008, with the total return of an index of companies whose shares are traded on The Nasdaq Stock Market and an index of publicly traded thrift institutions and thrift holding companies. The graph assumes that $100 was invested in United Community shares on December 31, 2008.

Total Return Performance

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
United Community Financial Corp.	100.00	161.11	148.89	141.11	321.11	396.67
NASDAQ Composite	100.00	145.36	171.74	170.38	200.63	281.22
SNL Thrift	100.00	93.26	97.45	81.97	99.70	127.95

Item 6.	Selected Financial Data

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected financial condition data:
Total assets	$1,737,850	$1,808,365	$2,030,687	$2,197,298	$2,338,427
Cash and cash equivalents	77,331	42,613	54,136	37,107	45,074
Securities:
Available for sale, at fair value	511,006	574,562	459,598	362,042	281,348
Loans held for sale	4,838	13,031	12,727	10,870	10,497
Loans, net	1,029,192	1,066,240	1,379,276	1,649,486	1,866,018
Federal Home Loan Bank stock, at cost	26,464	26,464	26,464	26,464	26,464
Cash surrender value of life insurance	44,972	28,881	28,354	27,303	26,198
Deposits	1,391,752	1,462,074	1,588,497	1,689,781	1,769,501
Borrowed funds	140,578	140,598	218,773	300,615	318,156
Total shareholders’ equity	175,074	170,760	188,745	176,055	219,783

	Year ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Summary of earnings:
Interest income	$64,744	$78,444	$96,387	$110,748	$131,863
Interest expense	13,413	18,006	31,212	39,387	55,949

Net interest income	51,331	60,438	65,175	71,361	75,914
Provision for loan losses	4,116	39,325	24,658	62,427	49,074

Net interest income after provision for loan losses	47,215	21,113	40,517	8,934	26,840
Non-interest income	19,749	22,731	23,225	21,893	13,918
Non-interest expenses	56,737	65,169	63,512	68,331	63,640

Income (loss) before taxes and discontinued operations	10,227	(21,325)	230	(37,504)	(22,882)
Income tax expense (benefit)	200	(888)	—	(231)	(1,160)

Net income (loss) before discontinued operations	10,027	(20,437)	230	(37,273)	(21,722)
Discontinued operations
Net income of Butler Wick Corp.	—	—	—	—	4,949

Net income (loss)	10,027	(20,437)	230	(37,273)	(16,773)
Amortization of discount on preferred stock	(6,751)	—	—	—	—

Earnings (loss) available to common shareholders	$3,276	$(20,437)	$230	$(37,273)	$(16,773)

	At or for the year ended December 31,
	2013	2012	2011	2010	2009
Selected financial ratios and other data:
Performance ratios:
Return on average assets(1)	0.56%	-1.06%	0.01%	-1.62%	-0.67%
Return on average shareholders’ equity(2)	5.32%	-10.71%	0.13%	-17.28%	-6.92%
Interest rate spread(3)(4)	2.88%	3.14%	3.07%	3.06%	2.91%
Net interest margin(3)(5)	3.04%	3.31%	3.28%	3.30%	3.20%
Non-interest expense to average assets(3)	3.16%	3.33%	3.00%	2.97%	2.54%
Efficiency ratio(3)(6)	80.15%	79.28%	77.41%	76.37%	65.60%
Average interest earning assets to average interest bearing liabilities(3)	119.98%	117.18%	113.20%	112.68%	112.46%
Capital ratios:
Average equity to average assets	10.51%	9.86%	8.69%	9.38%	9.68%
Shareholders’ equity to assets at year end	10.07%	9.44%	9.29%	8.01%	9.39%
Home Savings’ Tier 1 Leverage Capital Ratio	10.50%	8.70%	8.61%	7.84%	8.22%
Home Savings’ Tier 1 Risk Based Capital Ratio	18.50%	14.95%	13.30%	11.26%	11.53%
Home Savings’ Total Risk Based Capital Ratio	19.76%	16.21%	14.57%	12.54%	12.80%
Asset quality ratios:
Nonperforming loans to loans, net(7)	2.29%	4.48%	8.92%	8.46%	6.21%
Nonperforming assets to total assets at year end(8)	1.72%	3.66%	7.71%	8.19%	6.28%
Allowance for loan losses as a percent of loans	2.01%	1.94%	2.97%	2.99%	2.22%
Allowance for loan losses as a percent of nonperforming loans(7)	89.52%	44.22%	34.34%	36.47%	36.49%
Texas ratio(9)	15.27%	34.56%	67.88%	79.43%	56.18%
Total classified assets as a percent of Tier 1 capital	31.83%	48.76%	123.99%	124.52%	117.77%
Net charge-offs as a percent of average loans	0.40%	4.88%	2.17%	3.03%	2.10%
Total 90+ days past due as a percent of total loans, net	1.97%	3.94%	7.60%	7.51%	5.76%
Number of loans	29,763	29,963	31,361	32,765	42,121
Number of deposit accounts	128,641	134,979	147,771	169,291	176,010
Per share data:
Basic earnings (loss) available to common shareholders from continuing operations(10)	$0.07	$(0.62)	$0.01	$(1.22)	$(0.73)
Basic earnings available to common shareholders from discontinued operations(10)	—	—	—	—	0.17
Basic earnings (loss) available to common shareholders(10)	0.07	(0.62)	0.01	(1.22)	(0.56)
Diluted earnings (loss) available to common shareholders from continuing operations(10)	0.07	(0.62)	0.01	(1.22)	(0.73)
Diluted earnings available to common shareholders from discontinued operations(10)	—	—	—	—	0.17
Diluted earnings (loss)(10)	0.07	(0.62)	0.01	(1.22)	(0.56)
Book value per common share(11)	3.48	5.17	5.79	5.69	7.11
Tangible book value per common share(12)	3.47	5.16	5.78	5.67	7.09
Cash dividend per share	—	—	—	—	—
Dividend payout ratio(13)	n/a	n/a	n/a	n/a	n/a

(1)	Net income (loss) divided by average total assets.

(2)	Net income (loss) divided by average total equity.

(3)	Ratios have been revised to reflect the impact of discontinued operations.

(4)	Difference between weighted average yield on interest earning assets and weighted average cost of interest bearing liabilities.

(5)	Net interest income as a percentage of average interest earning assets.

(6)	Non-interest expense, excluding the amortization of core deposit intangible and the goodwill impairment charge, divided by the sum of net interest income and non-interest income, excluding gains and losses on securities, other than temporary impairment charges, foreclosed assets and gain on branch sale.

(7)	Nonperforming loans consist of nonaccrual loans, loans past due ninety days and still accruing, and restructured loans.

(8)	Nonperforming assets consist of nonperforming loans, real estate acquired in settlement of loans and other repossessed assets.

(9)	Nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses

(10)	Net income available to common shareholders divided by average number of basic or diluted shares outstanding.

(11)	Shareholders’ equity divided by the number of shares outstanding.

(12)	Shareholders’ equity minus core deposit intangible divided by the number of shares outstanding.

(13)	Historical per share dividends declared and paid for the year divided by the diluted earnings per share for the year.

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

	At or For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Total assets	$1,737,850	$1,808,365	$2,030,687	$2,197,298	$2,338,427
Less: Core deposit intangible	152	238	346	485	661
Tangible assets (Non-GAAP)	$1,737,698	$1,808,127	$2,030,341	$2,196,813	$2,337,766
Total common equity	$175,074	$170,760	$188,745	$176,055	$219,783
Less: Core deposit intangible	152	238	346	485	661
Tangible common equity (Non-GAAP)	$174,922	$170,522	$188,399	$175,570	$219,122
Total equity/Total assets	10.07%	9.44%	9.29%	8.01%	9.39%
Tangible common equity/Tangible assets (non-GAAP)	10.07%	9.43%	9.28%	7.99%	9.37%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Total assets decreased 3.9% to $1.7 billion at December 31, 2013. The lower level of assets was primarily a result of a combination of a decline in overall loan demand during the period, continued refinance activity in Home Savings’ mortgage portfolio and continued resolution of nonperforming and classified credits. Also contributing to the decline were a lower level of available for sale securities as well as the disposal of more than half of the Bank’s other real estate owned and other repossessed assets during 2013.

Total liabilities decreased 4.6% to $1.6 billion at December 31, 2013. This change was primarily the result of lower deposits, primarily certificate of deposit balances.

The Company recognized net income of $10.0 million for the year ended December 31, 2013, compared to a loss of $20.4 million in 2012. The Company recognized earnings available to common shareholders of $3.3 million for the year ended December 31, 2013.

Changes in Financial Condition

Total assets decreased $70.5 million, or 3.9%, from $1.8 billion at December 31, 2012 to $1.7 billion at December 31, 2013. The net change in assets consisted primarily of decreases of $37.0 million in net loans, $63.6 million in available for sale securities and $12.1 million in real estate owned and other repossessed assets. These decreases were partially offset by increases of $34.7 million in cash and cash equivalents, and $16.1 million in the cash surrender value of life insurance. Total liabilities decreased $74.8 million, or 4.6%, as a result of decreases of $81.1 million in interest-bearing deposits, which were partially offset by a $10.8 million increase in noninterest-bearing deposits.

Funds not currently utilized for general corporate purposes are invested in overnight funds and securities. Cash and cash equivalents increased $34.7 million, or 81.5%, to $77.3 million at December 31, 2013, compared to $42.6 million at December 31, 2012. Cash and cash equivalents increased in 2013 as a result of United Community’s $47.0 million capital raise. On March 22, 2013, United Community received $39.9 from the private placement portion of a capital raise. On May 28, 2013, United Community received an additional $2.1 million from the insider placement portion of the capital raise. Finally, on June 7, 2013, United Community received an additional $5.0 million in the rights offering portion of the capital raise.

During 2013, the Company sold approximately $134.9 million in available for sale securities from its securities portfolio, recognizing $2.6 million in net gains on the sales. The Company also purchased securities with an amortized cost of $170.9 million to replace the securities sold during the period. Maturities, paydowns and amortization of securities totaled $51.1 million for the period. The market value of the securities portfolio declined $48.4 million between December 31, 2012 and December 31, 2013. The primary reason for this decrease was the rise in longer-term interest rates experienced during the second, third and fourth quarters of 2013, which negatively impacted the market value of available for sale securities. The market value decrease is entirely driven by the level of interest rates and the Company expects to receive all principle and interest payments contractually due.

All of the securities are GSE issued debt or mortgage-backed securities and carry the same rating as the U.S. Government.

The duration of the securities portfolio is approximately 7.2 years at December 31, 2013. There is risk that longer term rates could rise further resulting in greater unrealized losses but it is also possible that longer term rates could fall resulting in the recovery of all of the unrealized losses. Management continues to allow the portfolio to decline as no new investment purchases are being considered. In addition, the Company may look for opportunities to sell securities to reduce the portfolio or change the duration characteristics of the portfolio.

Loans held for sale were $4.8 million at December 31, 2013, compared to $13.0 million at December 31, 2012. The change was primarily attributable to the timing of sales during the period. The rise in interest rates also caused a decline in origination volume. Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Net loans decreased 3.5% to $1.0 billion at December 31, 2013, compared to $1.1 billion at December 31, 2012. Real estate loans decreased $11.2 million, consumer loans decreased $25.4 million and commercial loans decreased $402,000. Contributing to the decrease was a combination of a decline in overall loan demand during the period, continued refinance activity in Home Savings’ mortgage portfolio and continued resolution of nonperforming and classified credits. See Note 4 to the consolidated financial statements for additional information regarding the composition of net loans.

Allowance for Loan Losses.    The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for possible loan losses charged to expense. The allowance for loan losses was $21.1 million at December 31, 2013, unchanged from December 31, 2012. The allowance for loan losses as a percentage of loans was 2.01% at December 31, 2013, compared to 1.94% at December 31, 2012. The allowance for loan losses as a percentage of nonperforming loans was 89.52% at December 31, 2013, compared to 44.22% at December 31, 2012. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

Charge-offs exceeded provision for permanent real estate loans in 2013 primarily as a result of the resolution of the Bank’s largest classified relationship. This relationship consisted of eight loans. Four of these loans were sold, resulting in a charge-off of reserves that had been set aside in a prior period of $588,000. In addition, the four loans that remain in Home Savings’ portfolio were written down to current market value. This resulted in an additional charge of $2.0 million against reserves that had been established in a prior period. Separately, in the third quarter of 2013, the Company recognized a recovery of $1.9 million on the sale of one nonperforming loan, offset by the downgrade of one commercial relationship resulting in a provision of $1.4 million.

As the commercial loan portfolio and level of problem assets has decreased over time, the level of reserves required has declined as well. The historical loss rates have improved and the Company has experienced a lower rate of charge-offs in this category. In addition, the Company has been successful in recovering a portion of the commercial loan balances charged-off in prior periods.

The following table summarizes the trend in the allowance for loan losses for 2013:

Allowance For Loan Losses

(Dollars in thousands)

	December 31, 2012	Provision	Recovery	Charge-off	December 31, 2013
Real Estate Loans
Permanent
One-to four-family residential	$6,958	$2,644	$253	$(1,536)	$8,319
Multifamily residential	1,223	(472)	136	(277)	610
Nonresidential	4,801	2,147	328	(2,485)	4,791
Land	837	658	218	(1,639)	74

Total	13,819	4,977	935	(5,937)	13,794

Construction Loans
One-to four-family residential	1,267	954	2,294	—	4,515
Multifamily and nonresidential	137	(1,737)	7	(641)	(2,234)

Total	1,404	(783)	2,301	(641)	2,281

Consumer Loans
Home Equity	3,150	1,193	169	(960)	3,552
Auto	49	(17)	15	(12)	35
Marine	264	(186)	14	(52)	40
Recreational vehicle	829	150	186	(504)	661
Other	167	(131)	333	(355)	14

Total	4,459	1,009	717	(1,883)	4,302

Commercial Loans
Secured	783	(7)	76	(166)	686
Unsecured	665	(1,080)	468	—	53

Total	1,448	(1,087)	544	(166)	739

Total	$21,130	$4,116	$4,497	$(8,627)	$21,116

Impaired Loans.    A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $48.2 million at December 31, 2013 as compared to $61.0 million at December 31, 2012. The schedule below summarizes impaired loans for December 31, 2013 and December 31, 2012.

Impaired Loans

(Dollars in thousands)

	December 31, 2013	December 31, 2012	Change
Real Estate Loans
Permanent
One-to four-family residential	$20,206	$17,681	$2,525
Multifamily residential	652	2,059	(1,407)
Nonresidential	5,879	17,341	(11,462)
Land	487	5,931	(5,444)

Total	27,224	43,012	(15,788)

Construction Loans
One-to four-family residential	3,092	7,547	(4,455)
Multifamily and nonresidential	—	—	—

Total	3,092	7,547	(4,455)

Consumer Loans
Home Equity	12,550	7,959	4,591
Auto	66	44	22
Boat	160	190	(30)
Recreational vehicle	1,043	592	451
Other	2	—	2

Total	13,821	8,785	5,036

Commercial Loans
Secured	4,044	1,635	2,409
Unsecured	—	38	(38)

Total	4,044	1,673	2,371

Total Impaired Loans	$48,181	$61,017	$(12,836)

The decrease in impaired loans can be largely attributed to the resolution of loans through principal payments, charge-offs, sale of the loan or collateral or by Home Savings taking possession of the collateral.

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

•

Issuance or other granting of an equity interest to Home Savings by the borrower to satisfy a loan fully or partially unless the equity interest is granted pursuant to existing terms for converting the debt into an equity interest.

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

Included in impaired loans above are loans Home Savings considers TDRs. The change in TDRs for the year ended December 31, 2013 was as follows:

Troubled Debt Restructurings

	December 31, 2013	December 31, 2012	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$16,700	$15,299	$1,401
Multifamily residential	463	—	463
Nonresidential	858	946	(88)
Land	487	105	382

Total	18,508	16,350	2,158

Construction Loans
One-to four-family residential	698	576	122
Multifamily and nonresidential	—	—	—

Total	698	576	122

Consumer Loans
Home Equity	11,133	7,253	3,880
Auto	10	13	(3)
Marine	—	—	—
Recreational vehicle	836	—	836
Other	—	7	(7)

Total	11,979	7,273	4,706

Commercial Loans
Secured	333	1,212	(879)
Unsecured	—	25	(25)

Total	333	1,237	(904)

Total Restructured Loans	$31,518	$25,436	$6,082

The increase in the level of TDR loans during the year ended December 31, 2013 was attributable primarily to continued focused modification efforts within the home equity portfolio.

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. TDR loans that were on nonaccrual status aggregated $4.9 million and $4.4 million at December 31, 2013 and December 31, 2012, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $26.6 million and $21.0 million at December 31, 2013 and December 31, 2012, respectively.

Nonperforming Loans.    Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $23.6 million, or 2.29% of net loans, at December 31, 2013, compared to $47.8 million, or 4.48% of net loans, at December 31, 2012.

Nonperforming Loans

(Dollars in thousands)

	December 31, 2013	December 31, 2012	Change
Real Estate Loans
Permanent
One-to four-family residential	$6,356	$5,437	$919
Multifamily residential	641	2,027	(1,386)
Nonresidential	5,560	20,743	(15,183)
Land	496	6,047	(5,551)

Total	13,053	34,254	(21,201)

Construction Loans
One-to four-family residential	3,084	7,466	(4,382)
Multifamily and nonresidential	—	—	—

Total	3,084	7,466	(4,382)

Consumer Loans
Home Equity	2,771	3,298	(527)
Auto	110	105	5
Marine	136	176	(40)
Recreational vehicle	263	1,259	(996)
Other	13	4	9

Total	3,293	4,842	(1,549)

Commercial Loans
Secured	4,028	1,194	2,834
Unsecured	130	31	99

Total	4,158	1,225	2,933

Total Nonperforming Loans	$23,588	$47,787	$(24,199)

Generally, loans are placed on nonaccrual status if principal or interest payments become 90 days past due and/or management deems the collectability of the principal and/or interest to be in question, as well as when required by regulatory guidance. Loans to a customer whose financial condition has deteriorated are considered for nonaccrual status whether or not the loan is 90 or more days past due. Once interest accruals are discontinued, accrued but uncollected interest is charged to current year operations. Subsequent cash receipts on nonaccrual loans are recorded as a reduction of principal. Interest income is recorded only after principal recovery is reasonably assured. Classification of a loan as nonaccrual does not preclude the ultimate collection of loan principal or interest.

FHLB stock remained at $26.5 million at December 31, 2013, which was the same as December 31, 2012. The quarterly dividend payments received by Home Savings from the FHLB were paid in cash over the past two years.

Premises and equipment decreased $625,000 from $21.5 million at December 31, 2012 to $20.1 million at December 31, 2013. The primary cause of the change was attributable to depreciation expense exceeding new fixed assets placed into service during the year.

Accrued interest receivable decreased $544,000, or 8.7%, to $5.7 million at December 31, 2013, compared to $6.2 million at December 31, 2012. The primary cause of the change is an overall decline in the average balance of loans of $216.1 million.

Real estate owned and other repossessed assets decreased $12.1 million or 65.6% during the year ended December 31, 2013, as compared to the year ended December 31, 2012. The following table summarizes the activity in real estate owned and other repossessed assets during the year.

	Real Estate Owned	Repossessed Assets	Total
	(Dollars in thousands)
Balance at December 31, 2012	$18,075	$365	$18,440
Acquisitions	1,387	830	2,217
Sales	(11,130)	(1,172)	(12,302)
Provision for unrealized losses	(2,014)	—	(2,014)

Balance at December 31, 2013	$6,318	$23	$6,341

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type:

	Balance	Valuation Allowance	Net Balance
	(Dollars in thousands)
Real estate owned
One-to four-family	$2,851	$(498)	$2,353
Multifamily residential	113	(11)	102
Nonresidential	723	(227)	496
One-to four-family residential construction	6,420	(3,258)	3,162
Land	270	(65)	205

Total real estate owned	10,377	(4,059)	6,318
Repossessed assets
Recreational vehicle	23	—	23

Total repossessed assets	23	—	23

Total real estate owned and other repossessed assets	$10,400	$(4,059)	$6,341

Property acquired in the settlement of loans is recorded at the lower of the loan’s acquisition balance less cost to sell or the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to properly reflect the asset at fair value. The increase in the valuation allowance on property acquired in relation to one-to four-family residential construction loans was due to the decline in market value of those properties.

Home Savings has an investment in bank-owned life insurance (BOLI), which provides insurance on the lives of certain employees where Home Savings is the beneficiary. BOLI provides a long-term asset to offset long-term benefit obligations, while generating competitive investment yields. During September 2013, Home Savings purchased an additional $15.0 million in BOLI. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. In the event the Company would decide to terminate its BOLI investment, the cash surrender value would be recognized as taxable income. Income from these policies and changes in the cash surrender value are recorded in other income. The Company purchased BOLI to help partially defray the ever-increasing costs of employee benefit programs. There is no post-termination coverage, split dollar or other encumbrance provided to participants covered by the BOLI. Home Savings recognized $1.1 million as other non-interest income based on the change in cash value of the policies in 2013.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, United Community conducts a regular assessment of all available evidence, both positive and negative. This evidence includes, but is not limited to, taxable income in prior periods, projected future income, projected future reversals of deferred tax items and the effects of tax law changes. Based on these criteria, and in particular projected usage of its net operating loss (NOL) carryforward, United Community determined that it was necessary to maintain a full valuation allowance against the deferred tax asset at December 31, 2013. The determination was made in part because the Company remained in a three-year cumulative loss position, creating a rebuttable presumption that the Company cannot rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. Furthermore, management has evaluated the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income compared to accumulated NOL carryforwards. As of December 31, 2013, the net deferred tax asset was $42.8 million against which a full valuation allowance was maintained. Management will continue to conduct a regular assessment of the need to maintain a full valuation allowance against its deferred tax asset. To that end, management will continue to apply its judgment in weighing both positive and negative evidence in forming its conclusions regarding potential reversal of the net deferred tax asset valuation allowance.

Total deposits decreased $70.3 million to $1.4 billion at December 31, 2013, compared to December 31, 2012. The primary cause for the decrease in deposits was due to declines in certificates of deposit. Nevertheless, as certificates of deposit matured, the Company was able to retain a portion of these deposits in other interest-bearing non-time deposit accounts at substantially lower rates. As of December 31, 2013, Home Savings had no brokered deposits.

Funds needed in excess of deposit growth are borrowed in the normal course of business if necessary. Home Savings has an established credit relationship with the FHLB of Cincinnati under which Home Savings could borrow up to $359.1 million as of December 31, 2013. Of the total borrowing capacity at the FHLB, Home Savings had outstanding term advances of $50.0 million at December 31, 2013. These borrowings are collateralized by one-to four-family residential mortgage loans, have a fixed-rate of 4.20% and mature on May 15, 2017. Home Savings had no overnight advances outstanding as of December 31, 2013.

Repurchase agreements used for general corporate purposes were $90.0 million at December 31, 2013. These repurchase agreements have a weighted average cost of 4.01% and mature on January 26, 2016 ($30.0 million), September 26, 2016 ($30.0 million) and February 20, 2017 ($30.0 million). Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $121.2 million at December 31, 2013 and $125.5 million at December 31, 2012. Securities sold under agreements to repurchase are typically held by the brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to United Community.

The Holding Company MOU, which was in effect at December 31, 2013, but terminated on January 8, 2014, required United Community to obtain regulatory approval prior to incurring debt or increasing its debt position. As of December 31, 2013, United Community had no debt outstanding, and United Community does not intend to seek additional debt funding in the near term.

Accrued interest payable decreased during 2013 as a result of a net decrease in deposits and borrowings mentioned above.

During 2013, Home Savings received requests for reimbursements from Freddie Mac and Fannie Mae, both of whom in the normal course purchase loans originated by Home Savings, for the purpose of making them whole on certain loans sold in the secondary market. These sold loans had certain identified weaknesses such that, in the opinion of management, a settlement to the investor is required. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $1.2 million at December 31, 2013. Management believes this reserve is adequate given the historical losses incurred to date and the probability that future losses may occur.

Shareholders’ equity increased $4.3 million to $175.1 million at December 31, 2013, from $170.8 million at December 31, 2012. The change occurred as a result of the successful completion of the capital raise and net income recognized during the period, offset by the adjustment to other comprehensive income for the decline in the valuation of available for sale securities during the period.

Other comprehensive income declined $48.3 million from December 31, 2012 to December 31, 2013. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities included in other comprehensive income have not been recognized into income at December 31, 2013 and December 31, 2012 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell (and it is likely that management will not be required to sell) the securities prior to their anticipated recovery, and the decline in fair value is largely due to the rise in longer-term interest rates at the end of the second and third quarter and other market conditions. The fair value is expected to recover as the investments approach maturity.

On January 11, 2013, United Community entered into securities purchase agreements with 28 accredited investors, pursuant to which the investors agreed to invest an aggregate of approximately $39.9 million in United Community for 6,574,272 newly issued common shares of United Community at a purchase price of $2.75 per share and 7,942 newly created and issued perpetual mandatorily convertible non-cumulative preferred shares of United Community at a purchase price of $2,750 per share. On March 22, 2013, United Community received $39.9 million from the completion of this portion of the private placement of the capital raise. Upon receipt of United Community shareholder approval on May 28, 2013, each of the preferred shares automatically converted into 1,000 United Community common shares. The preferred shares did not pay any dividends.

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

Legal, investment banking and other consulting expenses incurred by United Community to complete the capital raise were approximately $4.7 million in the aggregate. The increase in equity from the capital raise was reduced by these expenses.

Book value per common share as of December 31, 2013 was $3.48 as compared to $5.17 per common share as of December 31, 2012. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity due to the capital raising efforts. Also, while always included in the calculation of book value, the Company’s unrealized losses that occurred on available for sale securities during the twelve months ended December 31, 2013 negatively affected book value per common share.

The calculation of book value is as follows:

	As of December 31, 2013	As of December 31, 2012
	(Dollars in thousands, except per share data)
Number of common shares outstanding	50,339,089	33,027,886
Total equity	$175,074	$170,760
Total preferred shares	—	—

Book value per common share	$3.48	$5.17

Book value per share at December 31, 2013, was affected by two items that took place in 2013: the unrealized loss on available for sale securities and the dilutive effect of the capital raise. The impact of the $48.4 million unrealized loss on available for sale securities on book value per common share is as follows:

(Dollars in thousands, except per share data)
Total equity exclusive of unrealized loss on available for sale securities at December 31, 2013	$223,520
Common stock outstanding	50,339,089
Book value per common share, exclusive of loss	$4.44
Unrealized loss on available for sale securities during the period	48,446
Total equity, as reported	$175,074
Book value per common share, as reported	$3.48

Independently, during 2013, the Company issued 17.1 million shares in exchange for net proceeds of $42.3 million, after issuance costs. The impact of this capital raise on book value per common share is as follows:

(Dollars in thousands, except per share data)
Common shares issued in capital raise:
Private placement	6,574,272
Insider placement	755,820
Rights offering	1,818,181
Conversion of preferred shares	7,942,000

Total number of common shares issued	17,090,273

Net proceeds received from capital raise	$42,342
Total equity exclusive of the capital raise	$132,732
Common stock outstanding prior to the capital raise	33,248,816
Book value per common share, exclusive of the capital raise	$3.99
Total equity exclusive of the capital raise	$132,732
Capital raise	42,342

Total equity, as reported	$175,074

Common stock outstanding prior to the capital raise	33,248,816
Common shares issued	17,090,273

Common stock outstanding, as reported	50,339,089

Book value per common share, as reported	$3.48

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

Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012

Net Income — United Community recognized net income for the twelve months ended December 31, 2013, of $10.0 million before amortization of the discount on preferred stock. As part of the capital raise, United Community issued preferred stock that was later converted to common stock. No dividend was declared or paid on the preferred stock. However, because the preferred stock was issued at a price below the then market price of our common stock, the difference is deemed a non-cash dividend under U.S. Generally Accepted Accounting Principles and is deducted in the calculation of net income available to common shareholders. Therefore, net income available to common shareholders as of December 31, 2013 was $3.3 million. United Community recognized a net loss of $(20.4) million for the twelve months ended December 31, 2012. Included in the net loss for the twelve months ended December 31, 2012 was the loss associated with the bulk asset sale, discussed below. Net interest income for the period decreased $9.1 million. The provision for loan losses decreased $35.2 million during the same period. Additionally, non-interest income and noninterest expense decreased $3.0 million and $8.4 million, respectively. United Community’s annualized return on average assets and return on average equity were 0.56% and 5.32%, respectively, for the twelve months ended December 31, 2013. The annualized return on average assets and return on average equity for the comparable period in 2012 were (1.06)% and (10.71)%, respectively.

Net Interest Income — Net interest income for the twelve months ended December 31, 2013 and December 31, 2012 was $51.3 million and $60.4 million, respectively.

Total interest income decreased $13.7 million in 2013 compared to 2012, primarily as a result of a decrease of $216.1 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 22 basis points.

Total interest expense decreased $4.6 million for the twelve months ended December 31, 2013, as compared to the same period last year. The change was due primarily to reductions of $4.3 million in interest paid on deposits. The overall decrease in deposit interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. Between December 31, 2012, and December 31, 2013, the average outstanding balance of certificates of deposit declined by $122.3 million, while non-time deposits increased by $14.9 million. Also contributing to the decrease in interest expense was a reduction of 34 basis points in the cost of certificates of deposit, along with a decrease in the cost of non-time deposits of nine basis points.

Provision for Loan Losses — A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $4.1 million in 2013, compared to $39.3 million in 2012. This $35.2 million decrease in the provision for loan losses is primarily a result of the bulk asset sale that was completed on September 21, 2012. As a result of the sale, an additional provision of $30.2 million was required in September 2012. This was the result of loans charged-off in excess of reserves on loans included in the sale. Additionally, the resolution of one commercial loan relationship in the second quarter of 2012, consisting of eight loans, which represented the Company’s largest classified loan relationship at that time, included a charge-off of $5.9 million as a part of this resolution. In addition, the Company recognized a recovery of $1.9 million in the third quarter of 2013 as a result of the sale of one nonperforming loan, offset by the downgrade of one commercial relationship in the same period resulting in a provision of $1.4 million.

Noninterest Income — Noninterest income decreased in 2013 to $19.7 million, as compared to $22.7 million in 2012. Lower gains on the sale of securities accounted for the change. During 2013, $2.6 million in gains on the sale of available for sale securities were recognized as compared to $6.3 million during 2012. Additionally, Home Savings recognized lower mortgage banking income due to the decline in loan origination volume in the second half of 2013. Partially offsetting these declines were increases in other income due to recoveries in the fair value of $628,000 in interest rate caps during 2013 compared to declines in fair value of $979,000 established in 2012. Furthermore, Home Savings incurred fewer losses on the valuation and disposition of real estate owned and other repossessed assets in 2013 as compared to 2012.

Noninterest Expense — Noninterest expense was $56.7 million in 2013, compared to $65.2 million in 2012. During 2013, salaries and employee benefits decreased because of the recognition of expenses associated with a restricted stock grant that occurred in the first quarter of 2012. A similar award was not granted in 2013. Deposit insurance premiums were lower in 2013 due to the Bank being able to avail itself of more favorable insurance rates and a lower average asset base used in the calculation of insurance premiums. Professional fees were $2.4 million lower during the twelve months ended December 31, 2013 as compared to the same period last year. The improvement in asset quality has reduced the need to engage legal and other consultants to assist in the resolution of problem assets. Lastly, prepayment penalties incurred on the early payoff of FHLB advances in 2012 were not a recurring expenditure in 2013.

After Home Savings takes possession of property in satisfaction of nonperforming loans, all of the repairs, routine maintenance, utilities and real estate taxes associated with such loans are expensed as incurred in order to maintain the properties in saleable condition. Expenses to maintain other real estate owned have continued to decline through 2013 because of the decrease in the number of properties owned by Home Savings. These expenses totaled $1.5 million in 2013, as compared to $1.7 million in 2012.

Federal Income Taxes — A $200,000 income tax expense was recognized for 2013 as a result of incurring a tax liability for alternative minimum tax (AMT) being recognized and recording a valuation allowance on the resulting AMT credit carryforward. Whereas the Company was able to apply regular operating loss carryforwards to its entire current year taxable income, the deduction for net operating loss carryforwards for AMT is limited to 90% of alternative minimum taxable income. The remaining AMT tax liability is assessed at a rate of 20%. For the twelve months ended December 31, 2012, the Company recognized a net loss and had unrealized gains on available for sale securities recorded in other comprehensive income for the period ending December 31, 2012, as well as a pretax operating loss. As a result, a tax benefit of $888,000 was recognized in 2012 that was equal to the 2012 year to date change in other comprehensive income multiplied by the Company’s statutory tax rate of 35%.

Comparison of Operating Results for the Years Ended December 31, 2012 and December 31, 2011

Net Income — United Community recognized a net loss for the twelve months ended December 31, 2012, of $20.4 million, or $(0.62) per diluted share, compared to net income of $230,000, or $0.01 per diluted share, for the twelve months ended December 31, 2011. The primary cause of the change was the higher provision for loan losses recognized during 2012 as a result of the bulk sale. Compared with 2011, net interest income decreased $4.7 million, the provision for loan losses increased $14.7 million; non-interest income decreased $494,000 and non-interest expense increased $1.7 million. United Community’s annualized return on average assets and return on average equity were -1.06% and -10.71%, respectively, for the twelve months ended December 31, 2012. The annualized return on average assets and return on average equity for the comparable period in 2011 were 0.01% and 0.13%, respectively.

Net Interest Income — Net interest income for the twelve months ended December 31, 2012 and December 31, 2011, was $60.4 million and $65.2 million, respectively. Total interest income decreased $17.9 million in 2012 compared to 2011, primarily as a result of a decrease of $295.0 million in the average balance of outstanding loans. United Community also experienced a decrease in the yield on net loans of 28 basis points. Home Savings’ construction and segments of its commercial real estate loan portfolios declined as a result of executing its strategic objective of reducing specific concentrations in these portfolios.

Total interest expense decreased $13.2 million for the twelve months ended December 31, 2012, as compared to the same period last year. The change was due primarily to reductions of $12.4 million in interest paid on deposits. The overall decrease in interest expense was attributable to the maturity of Step CDs and a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. Between December 31, 2011, and December 31, 2012, the average outstanding balance of certificates of deposit declined by $222.1 million, while non-time deposits increased by $47.6 million. Also contributing to the decrease in interest expense was a reduction of 94 basis points in the cost of certificates of deposit, as well as a decrease in the cost of non-time deposits of 14 basis points.

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

Provision for Loan Losses — A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses increased to $39.3 million in 2012, compared to $24.7 million in 2011. This $14.7 million increase in the provision for loan losses is primarily a result of the level of charge-offs applied to loans sold in the bulk asset sale, as previously mentioned.

Noninterest Income — Noninterest income decreased in 2012 to $22.7 million, as compared to $23.2 million in 2011. Accounting for the change was the sale of four retail branches in 2011, at which time Home Savings recognized a $4.2 million gain. No branch sale transactions occurred in 2012. Home Savings also sold fewer securities in 2012, recognizing fewer gains on the sale of those securities as a result. Partially offsetting these declines were increases in service fees and other charges due to recoveries of $2.3 million in deferred mortgage servicing rights during 2012. Furthermore, Home Savings recognized higher mortgage banking income in 2012 and incurred fewer losses on the valuation and disposition of real estate owned and other repossessed assets in 2012 as compared to 2011.

Noninterest Expense — Noninterest expense was $65.2 million in 2012, compared to $63.5 million in 2011. During 2012, salaries and employee benefits increased because of the recognition of expenses associated with the Executive Incentive Plan, a restricted stock grant and, to a lesser extent, the reinstatement of a matching contribution to the 401(k) plan in 2012. Also contributing to the increase were expenses incurred due to the prepayment of FHLB term advances. In the second and third quarters of 2012, Home Savings paid in full $25.7 million in term advances. This was done to utilize excess cash and reduce interest expenses going forward. Professional fees, including legal and other consultants, were higher during 2012 due to the engagement of professionals hired to assist management in resolving nonperforming assets of Home Savings. Professional fees specifically associated with the bulk asset sale aggregated $1.2 million. These fees included investment banking fees and legal fees paid to attorneys assisting with the transaction. The change in noninterest expense for 2012 as compared to 2011 was also affected by increased other expenses incurred by the Company. Other expenses were higher as the Bank recognized expenses aggregating $1.8 million for the payment of delinquent real estate taxes on properties used as collateral that were part of the bulk asset sale.

After Home Savings takes possession of property in satisfaction of nonperforming loans, all of the repairs, routine maintenance, utilities and real estate taxes associated with such loans are expensed as incurred in order to maintain the properties in saleable condition. Expenses to maintain other real estate owned declined in 2012 because of the decrease in the number of properties owned by Home Savings. These expenses totaled $1.7 million in 2012, as compared to $2.9 million in 2011.

Lower insurance premiums were incurred during 2012 as compared to 2011. Under The Dodd-Frank Act, the assessment base is now equal to average consolidated total assets minus average tangible equity. The decline in these insurance premiums is the result of the overall decline in average assets of Home Savings.

Federal Income Taxes — For the twelve months ended December 31, 2012, the Company recognized a net loss and had unrealized gains on available for sale securities recorded in other comprehensive income for the period ending December 31, 2012, as well as a pretax operating loss. As a result, a tax benefit of $888,000 was recognized in 2012 that was equal to the 2012 year to date change in other comprehensive income multiplied by the Company’s statutory tax rate of 35%. For the year ended December 31, 2011, United Community recorded no tax benefit or expense because of a cumulative three-year net loss position and was not subject to AMT.

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

Allowance for loan losses.    The allowance for loan losses is an amount that management believes will be adequate to absorb probable incurred losses in existing loans taking into consideration such factors as past loss experience, changes in the nature and volume of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, collateral values securing loans and current economic conditions that affect the borrower’s ability to pay. Determination of the allowance inherently is subjective due to the aforementioned reasons. Loan losses are charged-off against the allowance when management believes that the full collectability of the loan is unlikely. Recoveries of amounts previously charged-off are credited to the allowance.

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

Valuation of Investment Securities. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. To determine whether impairment is other-than-temporary, we consider all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimates of cash flows expected to be collected. Factors considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the in vestee, and the general market conditions in the geographic area or industry the in vestee operates in.

If we intend to sell the security or it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If we do not intend to sell the security and it is not more likely than not that we will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated, into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total impairment related to other factors is recognized in other comprehensive income.

Obligation for loans sold. Management evaluates certain loans sold to Freddie Mac and Fannie Mae, both of whom in the normal course purchase loans originated by Home Savings, for the purpose of making them whole on those loans sold in the secondary market. Historically, some loans sold had certain identified weaknesses such that, in the opinion of management, a settlement to the investor is required. In performing its evaluation, management considers all available evidence relevant to the collectability of the loan as well as the value of any underlying collateral. In determining a reserve for future make-whole reserves, management develops a factor based on historical loss experience and a probability that sold loans will require make-whole settlements and applies that against its total servicing portfolio to determine a reserve to absorb future settlements. Management believes that it uses the best information available to determine the adequacy of the reserve. However, future adjustments to the reserve may be necessary and the results of operations could be significantly and adversely affected if circumstances differ substantially from the assumptions used in making the determinations.

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

	Year ended December 31,
	2013			2012			2011
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,021,832	$49,724	4.87%	$1,237,961	$63,044	5.09%	$1,532,937	$82,290	5.37%
Loans held for sale	8,004	310	3.87%	11,542	424	3.67%	14,029	542	3.86%
Securities:
Available for sale	564,768	13,454	2.38%	512,982	13,741	2.68%	375,909	12,366	3.29%
Federal Home Loan Bank stock	26,464	1,107	4.18%	26,464	1,175	4.44%	26,464	1,125	4.25%
Other interest earning assets	69,399	149	0.21%	34,376	60	0.17%	37,957	64	0.17%

Total interest earning assets	1,690,467	64,744	3.83%	1,823,325	78,444	4.30%	1,987,296	96,387	4.85%
Non-interest earning assets	102,547			112,125			129,179

Total assets	$1,793,014			$1,935,450			$2,116,475

Interest bearing liabilities:
Deposits:
Checking accounts	$470,266	$1,016	0.22%	$468,446	$1,565	0.33%	$437,830	$2,231	0.51%
Savings accounts	270,136	242	0.09%	257,066	332	0.13%	240,043	501	0.21%
Certificates of deposit	524,177	6,365	1.21%	646,432	9,999	1.55%	868,522	21,609	2.49%
Federal Home Loan Bank advances	53,838	2,106	3.91%	93,475	2,415	2.58%	114,067	3,162	2.77%
Repurchase agreements and other	90,588	3,684	4.07%	90,608	3,695	4.08%	95,104	3,709	3.90%

Total interest bearing liabilities	$1,409,005	13,413	0.95%	$1,556,027	18,006	1.16%	$1,755,566	31,212	1.78%

Non-interest bearing liabilities	195,594			188,672			176,895

Total liabilities	$1,604,599			$1,744,699			$1,932,461
Shareholders’ equity	188,415			190,751			184,014

Total liabilities and equity	$1,793,014			$1,935,450			$2,116,475

Net interest income and interest rate spread		$51,331	2.88%		$60,438	3.14%		$65,175	3.07%

Net interest margin			3.04%			3.31%			3.28%

Average interest earning assets to average interest bearing liabilities			119.98%			117.18%			113.20%

(1)	Nonaccrual loans are included in the average balance.

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

	Year ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (decrease) due to		Total increase (decrease)	Increase (decrease) due to		Total increase (decrease)
	Rate	Volume		Rate	Volume
	(Dollars in thousands)
Interest earning assets:
Loans	$(2,703)	$(10,617)	$(13,320)	$(4,053)	$(15,193)	$(19,246)
Loans held for sale	25	(139)	(114)	(26)	(92)	(118)
Securities:
Available for sale	(3,269)	2,982	(287)	(1,427)	2,802	1,375
Federal Home Loan Bank stock	(68)	—	(68)	50	—	50
Other interest earning assets	25	64	89	2	(6)	(4)

Total interest earning assets	$(5,990)	$(7,710)	$(13,700)	$(5,454)	$(12,489)	$(17,943)

Interest bearing liabilities:
Savings accounts	$(108)	$18	$(90)	$(208)	$39	$(169)
Checking accounts	(555)	6	(549)	(836)	170	(666)
Certificates of deposit	(1,933)	(1,701)	(3,634)	(6,927)	(4,683)	(11,610)
Federal Home Loan Bank advances	(1,764)	1,455	(309)	(204)	(543)	(747)
Repurchase agreements and other	(10)	(1)	(11)	396	(410)	(14)

Total interest bearing liabilities	$(4,370)	$(223)	$(4,593)	$(7,779)	$(5,427)	$(13,206)

Change in net interest income			$(9,107)			$(4,737)

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

The following table presents, as of December 31, 2013, United Community’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further detail of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Operating leases	8	$401	$502	$342	$1,437	$2,682
Deposits without a stated maturity	10	899,481	—	—	—	899,481
Certificates of deposit	10	214,819	149,623	115,623	12,206	492,271
Federal Home Loan Bank advances	11	—	—	50,000	—	50,000
Repurchase agreements and other borrowings	12	578	—	90,000	—	90,578

Discussion of loan commitments is included in Note 5 to the consolidated financial statements. In addition, United Community has commitments under benefit plans as described in Note 17 to the consolidated financial statements.

Potential Impact of Changes in Interest Rates

Home Savings’ profitability depends to a large extent on its net interest income, which is the difference between interest income from loans and securities and interest expense on deposits and borrowings. Like most financial institutions, Home Savings’ short-term interest income and interest expense are significantly affected by changes in market interest rates and other economic factors beyond its control. Accordingly, Home Savings’ earnings could be adversely affected during a continued period of low interest rates or a continued period of rising interest rates.

The impact of changes in interest rates is further described in Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Liquidity and Capital

United Community’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years indicated.

	Years ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income (loss)	$10,027	$(20,437)	$230
Adjustments to reconcile net income to net cash from operating activities	16,009	42,963	32,505

Net cash from operating activities	26,036	22,526	32,735
Net cash from investing activities	40,052	171,042	52,727
Net cash from financing activities	(31,370)	(205,091)	(68,433)

Net change in cash and cash equivalents	34,718	(11,523)	17,029
Cash and cash equivalents at beginning of year	42,613	54,136	37,107

Cash and cash equivalents at end of year	$77,331	$42,613	$54,136

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations. Home Savings also has the ability to borrow from the Federal Home Loan Bank. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Investments in liquid assets maintained by United Community and Home Savings are based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program. At December 31, 2013, approximately $214.8 million of Home Savings’ certificates of deposit were expected to mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At December 31, 2013, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $744.2 million.

Home Savings is required by federal regulations to meet certain minimum capital requirements. Minimum regulatory capital requirements call for tangible capital of 1.5% of average tangible assets; Tier 1 capital of 4.0% of average total assets (the Tier 1 Leverage Capital Ratio) and total risk-based capital (which for Home Savings consists of Tier 1 capital and a portion of the allowance for loan losses) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% as defined by law and regulation depending on their relative risk). The Consent Order required Home Savings to maintain a Tier 1 Leverage Capital Ratio at a minimum of 9.0% and a total risk-based capital ratio of no less than 12.0%, while the Bank MOU required Home Savings to maintain these ratios at 8.5% and 12.0%, respectively. The Consent Order was terminated on January 31, 2013 and the Bank MOU was terminated on November 27, 2013. At December 31, 2013, Home Savings was not subject to any additional minimum capital requirements except those imposed by federal regulation. At December 31, 2013, Home Savings’ Tier 1 Leverage Capital Ratio was 10.50% and its Total Risk Based Capital Ratio was 19.76%.

As of December 31, 2013, Home Savings is considered to be well capitalized. As of December 31, 2012, the FDIC categorized Home Savings as adequately capitalized pursuant to the Consent Order. On January 31, 2013, the Consent Order was terminated and the Bank entered into an MOU with its regulators, which required a Tier 1 Leverage Capital Ratio of 8.5%. The MOU was terminated on November 27, 2013.

Refer to Note 16 to the consolidated financial statements for details on current capital levels of Home Savings.

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2013.

	Actual capital		Minimum requirement per Regulation		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Tangible capital	$188,029	10.50%	$26,854	1.50%	$161,175	9.00%	$1,790,286	(1)
Tier 1 capital (leverage)	188,029	10.50	71,611	4.00	116,418	6.50	1,790,286	(2)
Risk-based capital	200,835	19.76	81,293	8.00	119,542	11.76	1,016,158	(3)

(1)	Average tangible assets for the quarter ended December 31, 2013

(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2013

(3)	Total risk-weighted assets as of December 31, 2013

The following table summarizes Home Savings’ regulatory capital requirements pursuant to the Consent Order (which was in effect at December 31, 2012) compared to actual capital at December 31, 2012.

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

The Bank’s Tier 1 Leverage Capital Ratio was 8.70% at December 31, 2012. While Home Savings was operating under a Consent Order requiring a minimum Tier 1 Leverage Capital Ratio of 9.0% at the time the bulk sale was completed, the Company worked closely with its regulators to keep them informed of the transaction and obtained their concurrence to complete the sale along with the Bank’s commitment to once again meet the 9.0% requirement by March 31, 2013. On January 31, 2013, the Consent Order was terminated and the Bank entered into the Bank MOU with its regulators, which required a Tier 1 Leverage Capital Ratio of 8.5%. The Bank MOU was terminated on November 27, 2013.

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

Qualitative Aspects of Market Risk.    The principal market risk affecting United Community is interest rate risk. United Community is subject to interest rate risk to the extent that its interest earning assets reprice differently than its interest bearing liabilities. Interest rate risk is defined as the sensitivity of United Community’s earnings and net asset values to changes in interest rates. As part of its efforts to monitor and manage the interest rate risk, the Board of Directors of Home Savings has adopted an interest rate risk policy that requires the Home Savings Board to review quarterly reports related to interest rate risk and to annually set exposure limits for Home Savings as a guide to management in setting and implementing day to day operating strategies.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2013, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Year Ended December 31, 2013
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	9.27%	6.00%	-2.20%	30.00%	$3,761	-20.00%	7.70%
300	9.85%	6.00%	-1.62%	25.00%	2,796	-15.00%	5.72%
200	10.52%	7.00%	-0.95%	20.00%	1,638	-10.00%	3.35%
100	11.11%	7.00%	-0.36%	15.00%	409	-5.00%	0.84%
Static	11.47%	9.00%	—%	—%	—	—%	—%

Year Ended December 31, 2012
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	10.79%	6.00%	0.81%	30.00%	$6,080	-20.00%	11.54%
300	11.09%	6.00%	1.11%	25.00%	4,949	-15.00%	9.39%
200	11.29%	7.00%	1.31%	20.00%	3,387	-10.00%	6.43%
100	11.24%	7.00%	1.26%	15.00%	1,382	-5.00%	2.62%
Static	9.98%	9.00%	—%	—%	—	—%	—%

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Cash and deposits with banks	$20,937	$26,041
Federal funds sold	56,394	16,572

Total cash and cash equivalents	77,331	42,613

Securities:
Available for sale, at fair value	511,006	574,562
Loans held for sale	4,838	13,031
Loans, net of allowance for loan losses of $21,116 and $21,130	1,029,192	1,066,240
Federal Home Loan Bank stock, at cost	26,464	26,464
Premises and equipment, net	20,924	21,549
Accrued interest receivable	5,694	6,238
Real estate owned and other repossessed assets, net	6,341	18,440
Core deposit intangible	152	238
Cash surrender value of life insurance	44,972	28,881
Other assets	10,936	10,109

Total assets	$1,737,850	$1,808,365

Liabilities and Shareholders’ Equity
Liabilities
Deposits:
Non-interest bearing	$170,590	$159,767
Interest bearing	1,221,162	1,302,307

Total deposits	1,391,752	1,462,074
Borrowed funds:
Federal Home Loan Bank advances	50,000	50,000
Repurchase agreements and other	90,578	90,598

Total borrowed funds	140,578	140,598
Advance payments by borrowers for taxes and insurance	20,060	23,590
Accrued interest payable	550	563
Accrued expenses and other liabilities	9,836	10,780

Total liabilities	1,562,776	1,637,605

Commitments and contingent liabilities (Note 5 and Note 13)	—	—
Shareholders’ Equity
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock — no par value; 499,000,000 shares authorized; 54,138,910 and 37,804,457 shares, respectively issued and 50,339,089 and 33,027,886 shares, respectively, outstanding	174,719	128,026
Retained earnings	81,515	86,345
Accumulated other comprehensive income (loss)	(41,665)	6,682
Treasury stock, at cost, 3,799,821 and 4,776,571 shares, respectively	(39,495)	(50,293)

Total shareholders’ equity	175,074	170,760

Total liabilities and shareholders’ equity	$1,737,850	$1,808,365

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
Interest income
Loans	$49,724	$63,044	$82,290
Loans held for sale	310	424	542
Securities available for sale	13,454	13,741	12,366
Federal Home Loan Bank stock dividends	1,107	1,175	1,125
Other interest earning assets	149	60	64

Total interest income	64,744	78,444	96,387

Interest expense
Deposits	7,623	11,896	24,341
Federal Home Loan Bank advances	2,106	2,415	3,162
Repurchase agreements and other	3,684	3,695	3,709

Total interest expense	13,413	18,006	31,212

Net interest income	51,331	60,438	65,175
Provision for loan losses	4,116	39,325	24,658

Net interest income after provision for loan losses	47,215	21,113	40,517

Non-interest income
Non-deposit investment income	1,562	1,898	1,398
Service fees and other charges	6,983	6,805	4,416
Net gains (losses):
Securities available for sale (includes $2,577, $6,325 and $8,633 respectively accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	2,577	6,325	8,633
Other-than-temporary loss on equity securities
Total impairment loss	—	(13)	(89)
Loss recognized in other comprehensive income	—	—	—

Net impairment loss recognized in earnings	—	(13)	(89)
Mortgage banking income	4,777	7,391	5,675
Real estate owned and other repossessed assets charges, net	(2,181)	(4,191)	(6,165)
Gain on sale of a retail branches	—	—	4,154
Other income	6,031	4,516	5,203

Total non-interest income	19,749	22,731	23,225

Non-interest expense
Salaries and employee benefits (includes $189, $170 and $78, respectively accumulated other comprehensive income reclassification for prior service credit on the postretirement plan)	29,913	32,934	31,160
Occupancy	3,390	3,344	3,409
Equipment and data processing	7,103	6,895	6,590
Franchise tax	1,567	1,841	1,495
Advertising	893	778	820
Amortization of core deposit intangible	86	108	139
Prepayment penalty on FHLB advances	—	803	—
Deposit insurance premiums	2,347	4,202	4,855
Professional fees	2,916	5,342	3,677
Real estate owned and other repossessed asset expenses	1,450	1,743	2,891
Other expenses	7,072	7,179	8,476

Total non-interest expense	56,737	65,169	63,512

Income (loss) before income taxes	10,227	(21,325)	230
Income taxes (benefit) (includes $0, $60 and $0 income tax expense from reclassification items)	200	(888)	—

Net income (loss)	10,027	(20,437)	230
Amortization of discount on preferred stock	(6,751)	—	—

Earnings (loss) available to common shareholders	$3,276	$(20,437)	$230

Net income (loss)	$10,027	$(20,437)	$230
Other comprehensive income
Unrealized gain/(loss) on securities, net of tax	(48,446)	1,635	9,120
Unrealized gain and amortization of prior service credit on postretirement plan, net of tax	99	15	690

Total other comprehensive income (loss)	(48,347)	1,650	9,810

Comprehensive income (loss)	$(38,320)	$(18,787)	$10,040

Earnings (loss) per share
Basic	$0.07	$(0.62)	$0.01
Diluted	0.07	(0.62)	0.01

See Notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Shares Outstanding	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2010	—	30,937,704	$—	$142,318	$111,049	$(4,778)	$(72,534)	$176,055
Net income			—	—	230	—	—	230
Other comprehensive income			—	—	—	9,810	—	9,810
Stock option expenses			—	11	—	—	—	11
Restricted stock awards		62,768	—	515	(598)	—	663	580
Issuance of common stock		1,597,290	—	(14,813)	—	—	16,872	2,059

Balance December 31, 2011	—	32,597,762	—	128,031	110,681	5,032	(54,999)	188,745
Net loss			—	—	(20,437)	—	—	(20,437)
Other comprehensive income			—	—	—	1,650	—	1,650
Stock option expenses			—	18	—	—	—	18
Stock option exercises		31,000	—	—	(267)	—	326	59
Restricted stock awards		399,124	—	(23)	(3,632)	—	4,380	725

Balance December 31, 2012	—	33,027,886	—	128,026	86,345	6,682	(50,293)	170,760
Net income			—	—	10,027	—	—	10,027
Other comprehensive loss			—	—	—	(48,347)	—	(48,347)
Stock option expenses, net			—	24	—	—	—	24
Stock option exercises, net		104,142	—	—	(1,051)	—	1,206	155
Restricted stock awards		116,788	—	(346)	(1,175)	—	1,634	113
Issuance of common stock, net of issuance costs of $4,655		9,148,273	—	18,423	(5,880)	—	7,958	20,501
Issuance of preferred stock	7,942		15,090	6,751	—	—	—	21,841
Amortization of preferred stock discount			6,751	—	(6,751)	—	—	—
Conversion of preferred stock to common stock	(7,942)	7,942,000	(21,841)	21,841		—	—	—

Balance December 31, 2013	—	50,339,089	$—	$174,719	$81,515	$(41,665)	$(39,495)	$175,074

See Notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$10,027	$(20,437)	$230
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,116	39,325	24,658
Mortgage banking income	(4,777)	(7,391)	(5,675)
Net losses on real estate owned and other repossessed assets sold	2,181	4,191	6,165
Net gain on retail branch sold	—	—	(4,154)
Net gains on available for sale securities sold	(2,577)	(6,325)	(8,633)
Net losses (gains) on other assets sold	(10)	59	(16)
Other than temporary impairment of equity securities available for sale	—	13	89
Amortization of premiums and accretion of discounts	2,694	2,860	(379)
Depreciation and amortization	1,871	1,624	1,743
Decrease in interest receivable	544	503	979
Decrease in interest payable	(13)	(47)	(199)
Increase in cash surrender value of bank-owned life insurance	(1,091)	(1,009)	(1,050)
(Increase) decrease in prepaid and other assets	919	(104)	9,556
(Decrease) increase in other liabilities	(1,060)	(63)	2,004
Stock based compensation	352	743	591
Net principal disbursed on loans originated for sale	(226,921)	(317,266)	(186,020)
Proceeds from sale of loans originated for sale	239,891	324,353	192,189
Net change in interest rate caps	(110)	1,497	657

Net cash from operating activities	26,036	22,526	32,735

Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	47,262	74,423	62,422
Proceeds from sale of:
Securities available for sale	137,467	343,000	428,396
Real estate owned and other repossessed assets	11,778	16,291	19,864
Premises and equipment	20	—	16
Proceeds from sales of loans held for investment	13,709	81,836	97,439
Purchases of:
Securities available for sale	(170,876)	(527,713)	(573,685)
Interest rate caps	—	—	(2,590)
Bank-owned life insurance	(15,000)	—	—
Net decrease in loans	16,965	184,711	108,711
Loans purchased	(50)	(342)	(4,285)
Purchases of premises and equipment	(1,223)	(2,279)	(558)
Death benefit from bank owned life insurance	—	1,115	—
Sale of retail branches	—	—	(83,003)

Net cash from investing activities	40,052	171,042	52,727

Cash Flows from Financing Activities
Net (decrease) increase in checking, savings and money market accounts	(3,295)	85,694	78,052
Net decrease in certificates of deposit	(67,022)	(212,117)	(69,316)
Net (decrease) increase in advance payments by borrowers for taxes and insurance	(3,530)	308	2,614
Proceeds from Federal Home Loan Bank advances	142,000	589,551	541,000
Repayment of Federal Home Loan Bank advances	(142,000)	(667,706)	(615,663)
Prepayment penalties on Federal Home Loan bank advances	—	(803)	—
Net change in repurchase agreements and other borrowings	(20)	(20)	(7,179)
Proceeds from the exercise of stock options	155	2	—
Issuance of preferred stock	21,841	—	—
Issuance of common stock, net of issuance costs	20,501	—	2,059

Net cash from financing activities	(31,370)	(205,091)	(68,433)

Change in cash and cash equivalents	34,718	(11,523)	17,029
Cash and cash equivalents, beginning of year	42,613	54,136	37,107

Cash and cash equivalents, end of year	$77,331	$42,613	$54,136

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

Nature of Operations

The business of Home Savings is providing consumer and business banking service to its market area in Ohio and western Pennsylvania. At the end of 2013, Home Savings was doing business through 33 full-service banking branches and ten loan production offices. Loans and deposits are primarily generated from the areas where banking branches are located. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the market area. Home Savings derives its income predominantly from interest on loans, securities, and to a lesser extent, non-interest income. Home Savings’ principal expenses are interest paid on deposits and Federal Home Loan Bank advances, loan loss provisions and normal operating costs. Consistent with internal reporting, Home Savings’ operations are reported in one operating segment, which is banking services.

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

Securities

Securities are classified as available for sale or trading upon their acquisition. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at estimated fair value with the unrealized holding gain or loss reported in other comprehensive income, net of tax. Equity securities with readily determinable fair values are classified as available for sale. Restricted securities such as FHLB stock are carried at cost. Interest income includes amortization of purchase premium or discount on debt securities. Premiums or discounts are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and are determined using the specific identification method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Interest income includes amortization of net deferred loan fees and costs over the loan term. The accrual of interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is both well secured and in the process of collection. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Home Savings determines the past due status of loans based on the number of calendar months the loan is past due. Impaired loans consist of loans that are non-homogenous and in a nonaccrual status; loans considered troubled debt restructurings and loans that have been individually analyzed for impairment.

Real estate loans.    Mortgage loans are revalued at the time they reach 180 days past due and any portion of the principal that exceeds the fair value is charged-off. Mortgage loans are considered to be homogenous until the loan is individually valued and charged-down to the fair value, at which time the loan becomes non-homogenous and is considered impaired.

Commercial real estate loans.    A commercial real estate loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At this time the loan is charged-down to the fair value.

Construction loans.    A construction loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At this time the loan is charged-down to the fair value.

Consumer loans.    Consumer loans that are secured by residential real estate are revalued once they reach 180 days past due and charged-down to the fair value if necessary. Consumer loans that are not secured by residential real estate are revalued once they reach 120 days past due and are charged-down to the fair value if necessary. Consumer loans are considered to be homogenous until the loan is individually valued and charged-down to the fair value, at which time the loan becomes non-homogenous and is considered impaired.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent one year. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. In determining quantitative factors the Company uses an evaluation period of one year of net charge-off history and averages this information over the current year period. These changes allow for the quantitative factors to be weighted to a more recent level of charge-off experience due to current market conditions.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recovery. The Company evaluates one year of net charge-off history and applies the information to the current period. This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations and other external factors.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Cash Surrender Value of Life Insurance

Life insurance is carried on the lives of certain employees where Home Savings is the beneficiary. Life insurance is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. The policies contain no split dollar or postretirement benefits for covered employees.

Core Deposit Intangible

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Home Savings has no goodwill recorded as of December 31, 2013 or December 31, 2012.

Core deposit intangible assets arose from whole bank acquisitions. They were initially measured at fair value and are being amortized on an accelerated method over their estimated useful lives.

Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in noninterest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Employee Stock Ownership Plan

On June 29, 2010, all shares were allocated to Employee Stock Ownership Plan (ESOP) participants upon the full repayment of the ESOP loan. There are no shares remaining to allocate to ESOP participants.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders. Pursuant to the Bank MOU and Holding Company MOU discussed in Notes 3 and 16, Home Savings was to obtain regulatory approval prior to paying dividends to United Community and United Community was to obtain regulatory approval prior to paying dividends to its shareholders. The Bank MOU was terminated on November 27, 2013. The Holding Company MOU was in effect at December 31, 2013, but terminated on January 8, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. All outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends are considered participating securities for this calculation. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

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

New Accounting Standards

In July 2013, the FASB amended existing guidance related to the inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a benchmark interest rate for hedge accounting purposes These amendments permit the Fed Funds Effective Swap Rate to be used as a U.S. benchmark interest rate for hedge accounting purposes, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The amendments apply to all entities that elect to apply hedge accounting of the benchmark interest rate. These amendments are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for interim and annual reporting periods beginning after December 15, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Early adoption and retrospective application is permitted. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In February 2013, the FASB amended existing guidance related to reporting amounts reclassified out of other comprehensive income out of accumulated other comprehensive income. These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. These amendments are effective prospectively for interim and annual reporting periods beginning after December 15, 2012. The disclosures are included in the Company’s operating results at December 31, 2013.

Operating Segments

Internal financial information is primarily reported and aggregated in one line of business, which is banking services.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated statements of operations or shareholders’ equity.

2.    CASH AND CASH EQUIVALENTS

Federal Reserve Board (FRB) regulations require depository institutions to maintain certain non-interest bearing reserve balances. These reserves, which consisted of vault cash at Home Savings, totaled approximately $12.7 million and $13.8 million at December 31, 2013 and 2012, respectively.

3.    REGULATORY ENFORCEMENT ACTION

United Community is a unitary thrift holding company regulated by the Board of Governors of the Federal Reserve System (FRB). On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order with the Office of Thrift Supervision (OTS), the predecessor regulator of United Community, (the Holding Company Order). The Holding Company Order required United Community to obtain FRB approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The Holding Company Order also required United Community to develop a debt reduction plan and submit the plan to the OTS for approval. The Holding Company Order was amended November 5, 2010. The amendment removed the requirement in the original Holding Company Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. The capital plan was submitted to the OTS in December 2010. The Holding Company Order was terminated on July 2, 2013. On July 9, 2013, United Community entered into a Memorandum of Understanding (the Holding Company MOU) with the FRB, under which United Community agreed not to pay dividends, repurchase shares, or take on debt without the FRB’s prior approval. The Holding Company MOU was terminated on January 8, 2014.

On August 8, 2008, the board of directors of Home Savings approved a Stipulation and Consent to the Issuance of an Order to Cease and Desist (the Bank Order) with the Federal Deposit Insurance Corporation (FDIC) and the Ohio Division of Financial Institutions (the Ohio Division), which was terminated as of March 30, 2012 and replaced with a Consent Order (the Consent Order). The Consent Order required Home Savings, within specified timeframes, to take or refrain from certain actions, including that it had to: (i) continue

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to retain qualified management; (ii) seek regulatory approval prior to adding any individuals to the board of directors or employing any individual as a senior executive officer of Home Savings; (iii) not extend additional credit to classified borrowers; (iv) revise its plan to reduce its classified assets, and, within six months, reduce total adversely classified assets to 75% of the level of classified assets as of May 31, 2011 (i.e., to $219.0 million by September 30, 2012) and, within twelve months, to 50% of the level of classified assets as of May 31, 2011 (i.e., to $146.0 million by March 31, 2013); (v) establish a comprehensive policy and methodology for determining the adequacy of the allowance for loan and lease losses (ALLL); (vi) adopt plans to reduce its classified assets and delinquent loans; (vii) adopt a plan to reduce certain loan concentrations; (viii) amend its strategic plan and budget and profit plan; (ix) increase its Tier 1 Leverage Capital Ratio to 9.0% and its Total Risk Based Capital Ratio to 12.0% by June 30, 2012, and revise its capital plan to achieve such capital levels; and (x) seek regulatory approval prior to declaring or paying any cash dividend. The Consent Order was terminated on January 31, 2013. On January 31, 2013, Home Savings consented to a Memorandum of Understanding (the Bank MOU), which was subsequently terminated on November 27, 2013. The Bank MOU required Home Savings to submit certain plans and reports to the FDIC and the Ohio Division, to seek the FDIC’s and Ohio Division’s prior consent before issuing any dividends to United Community, and to maintain its Tier 1 Leverage Capital Ratio at 8.50% and its Total Risk Based Capital Ratio at 12.0%.

Although United Community and Home Savings agreed to the issuance of the Holding Company Order, the Holding Company MOU, the Bank Order, the Consent Order and the Bank MOU, as the case may be, neither has admitted or denied any allegations of unsafe or unsound banking practices, or any legal or regulatory violations. No monetary penalties were assessed by the OTS, the FRB, the FDIC or the Ohio Division when these orders were issued or since that time.

As of December 31, 2013, the FDIC categorized Home Savings as well capitalized.

4.    SECURITIES

The components of securities are as follows:

	December 31, 2013
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$247,863	$—	$(25,570)	$222,293
Equity securities	101	344	—	445
Mortgage-backed GSE securities: residential	303,435	31	(15,198)	288,268

Total	$551,399	$375	$(40,768)	$511,006

	December 31, 2012
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$161,845	$2,409	$(562)	$163,692
Equity securities	101	212	—	313
Mortgage-backed GSE securities: residential	404,563	6,142	(148)	410,557

Total	$566,509	$8,763	$(710)	$574,562

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	December 31, 2013
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$500	$501
Due after one year through five years	—	—
Due after five years through ten years	170,614	154,601
Due after ten years	76,749	67,191
Mortgage-backed GSE securities: residential	303,435	288,268

Total	$551,298	$510,561

Since equity securities do not have a contractual maturity, they are excluded from the table above.

Proceeds, gross realized gains, losses and impairment charges of available for sale securities were as follows:

	2013	2012	2011
	(Dollars in thousands)
Proceeds	$137,467	$343,000	$428,396
Gross gains	2,712	6,325	8,662
Gross losses	(135)	—	(29)
Impairment charges	—	(13)	(89)

The tax benefit (provision) related to net realized gains and losses was $0 for each of the periods presented due to the full valuation allowance recorded on the net deferred tax asset of the Company.

The Company had no securities pledged for the Company’s participation in the VISA payment processing program at December 31, 2013 and had $5.8 million in securities pledged at December 31, 2012. Securities pledged for participation in the Ohio Linked Deposit Program were approximately $382,000 and $417,000 at December 31, 2013 and 2012, respectively. See further discussion regarding pledged securities in Note 12.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows at December 31, 2013:

	Less than 12 months		12 months or more		Total
	Fair value	Unrealized loss	Fair value	Unrealized loss	Fair value	Unrealized loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$193,746	$(21,360)	$28,046	$(4,210)	$221,792	$(25,570)
Mortgage-backed GSE securities: residential	240,201	(10,680)	47,319	(4,518)	287,520	(15,198)

Total temporarily impaired securities	$433,947	$(32,040)	$75,365	$(8,728)	$509,312	$(40,768)

All of the U.S. Treasury and government sponsored entities and mortgage-backed securities that were temporarily impaired at December 31, 2013, were impaired due to the level of interest rates at that time. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities have not been recognized into income as of December 31, 2013 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rates and other market conditions. The primary reason for the decline in fair value was the rise in longer term interest rates experienced during the second, third and fourth quarters of 2013. From April 30, 2013 to December 31, 2013 the 10 year treasury yield rose from 1.70% to 3.04%. The duration of the securities portfolio is approximately 7.2 years at December 31, 2013. There is risk that longer term rates could rise further resulting in greater unrealized losses. Management continues to allow the portfolio to decline as no new investment purchases are being considered. In addition, the Company can look for opportunities to sell securities to reduce the portfolio or change the duration characteristics. All of the securities are GSE issued debt or mortgage-backed securities and carry the same rating as the U.S. Government.

At December 31, 2013, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not considered these securities to be other-than-temporarily impaired at December 31, 2013.

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

The Company recognized no OTTI charges in 2013. The Company recognized a $13,000 OTTI charge on an equity investment in one financial institution in 2012. The Company recognized an $89,000 OTTI charge on equity investments in four financial institutions in 2011. Based upon reviews of the financial institutions’ capital structure, nonperforming assets ratios and liquidity levels, the chance for recovery in the foreseeable future appeared remote.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    LOANS

Portfolio loans consist of the following:

	December 31,	December 31,
	2013	2012
	(Dollars in thousands)
Real Estate:
One-to four-family residential	$585,025	$577,249
Multi-family residential	54,485	80,923
Nonresidential	131,251	138,188
Land	9,683	15,808
Construction:
One-to four-family residential and land development	53,349	28,318
Multi-family and nonresidential	—	4,534

Total real estate	833,793	845,020
Consumer
Home equity	159,795	177,230
Auto	5,669	7,648
Marine	4,308	4,942
Recreational vehicles	17,347	22,250
Other	2,112	2,523

Total consumer	189,231	214,593
Commercial
Secured	25,714	24,243
Unsecured	427	2,300

Total commercial	26,141	26,543

Total loans	1,049,165	1,086,156

Less:
Allowance for loan losses	21,116	21,130
Deferred loan costs, net	(1,143)	(1,214)

Total	19,973	19,916

Loans, net	$1,029,192	$1,066,240

On September 21, 2012, Home Savings sold assets in a bulk sale transaction, which was comprised primarily of loans. Loans included in the bulk sale had an unpaid principal balance of $147.3 million. These loans had a recorded investment as of the closing date of $117.4 million. Home Savings received proceeds of $77.4 million and recorded a total loss of $30.2 million, net of charge-offs of $8.2 million in reserves held against these loans at the time of the bulk sale, on the sale of these loans. Of these loans, $91.6 million were classified, $63.3 million were nonperforming and $53.0 million were noncurrent (all amounts are book balance prior to the effect of any reserves).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expose Home Savings to some degree of interest rate risk. Home Savings evaluates each customer’s creditworthiness on a case-by-case basis. The type or amount of collateral obtained varies and is based on management’s credit evaluation of the potential borrower. Home Savings normally has a number of outstanding commitments to extend credit.

	December 31,
	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to make loans	$38,386	$10,883	$73,125	$21,001
Undisbursed loans in process	—	67,295	731	23,502
Unused lines of credit	18,852	82,365	27,832	76,558

Terms of the commitments in both years extend up to six months, but are generally less than two months. The fixed rate loan commitments have interest rates ranging from 2.375% to 18.00%; and maturities ranging from three months to thirty years. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge relationships.

At both December 31, 2013 and 2012, there were $62,000 and $702,000 of outstanding standby letters of credit, respectively. These are issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of an underlying contract with the third party.

At December 31, 2013 and 2012, there were $42.0 million and $42.3 million in outstanding commitments to fund the OverdraftPrivilege™ Program at Home Savings. With OverdraftPrivilege™, Home Savings pays non-sufficient funds checks and fees on checking accounts up to a preapproved limit.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013, December 31, 2012 and December 31, 2011 and activity for the year ended December 31, 2013 and 2012. In accordance with GAAP, the net losses associated with loans sold as part of the bulk asset sale in 2012 were recorded as net charge-offs through the allowance for loan losses.

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
2013
Beginning balance	$13,819	$1,404	$4,459	$1,448	$21,130
Provision	4,977	(783)	1,009	(1,087)	4,116
Charge-offs	(5,937)	(641)	(1,883)	(166)	(8,627)
Recoveries	935	2,301	717	544	4,497

Ending balance	$13,794	$2,281	$4,302	$739	$21,116

Period-end amount allocated to:
Loans individually evaluated for impairment	$1,786	$680	$859	$—	$3,325
Loans collectively evaluated for impairment	12,008	1,601	3,443	739	17,791

Ending balance	$13,794	$2,281	$4,302	$739	$21,116

Period-end balances:
Loans individually evaluated for impairment	$27,224	$3,092	$13,821	$4,044	$48,181
Loans collectively evaluated for impairment	753,220	50,257	175,410	22,097	1,000,984

Ending balance	$780,444	$53,349	$189,231	$26,141	$1,049,165

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
2012
Beginning balance	$31,323	$4,493	$4,576	$1,879	$42,271
Provision	34,260	2,310	2,721	34	39,325
Charge-offs	(16,790)	(3,480)	(2,740)	(1,258)	(24,268)
Recoveries	770	215	724	251	1,960
Net (charge-offs) recovery from asset sale	(35,744)	(2,134)	(822)	542	(38,158)

Ending balance	$13,819	$1,404	$4,459	$1,448	$21,130

Period-end amount allocated to:
Loans individually evaluated for impairment	$2,380	$478	$—	$166	$3,024
Loans collectively evaluated for impairment	11,439	926	4,459	1,282	18,106

Ending balance	$13,819	$1,404	$4,459	$1,448	$21,130

Period-end balances:
Loans individually evaluated for impairment	$43,013	$7,547	$8,784	$1,673	$61,017
Loans collectively evaluated for impairment	769,155	25,305	205,809	24,870	1,025,139

Ending balance	$812,168	$32,852	$214,593	$26,543	$1,086,156

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
2011
Beginning balance	$28,066	$8,533	$5,260	$9,024	$50,883
Provision	17,073	8,126	2,171	(2,712)	24,658
Charge-offs	(14,734)	(12,504)	(3,446)	(5,055)	(35,739)
Recoveries	918	338	591	622	2,469

Ending balance	$31,323	$4,493	$4,576	$1,879	$42,271

Period-end amount allocated to:
Loans individually evaluated for impairment	$8,275	$3,102	$236	$210	$11,823
Loans collectively evaluated for impairment	23,048	1,391	4,340	1,669	30,448

Ending balance	$31,323	$4,493	$4,576	$1,879	$42,271

Period-end balances:
Loans individually evaluated for impairment	$115,290	$30,587	$3,734	$3,956	$153,567
Loans collectively evaluated for impairment	972,496	33,280	234,663	26,190	1,266,629

Ending balance	$1,087,786	$63,867	$238,397	$30,146	$1,420,196

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any charge-offs or partial charge-offs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2013:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$13,321	$11,309	$—	$14,679	$361	$449
Multifamily residential	662	567	—	638	2	13
Nonresidential	6,451	5,311	—	5,377	19	63
Land	3,913	487	—	1,290	—	—

Total	24,347	17,674	—	21,984	382	525
Construction loans
One-to four-family residential	1,433	825	—	1,381	—	—
Multifamily and nonresidential	—	—	—	—	—	—

Total	1,433	825	—	1,381	—	—
Consumer loans
Home Equity	6,458	5,808	—	8,404	234	285
Auto	83	66	—	45	1	6
Marine	160	160	—	174	—	9
Recreational vehicle	429	386	—	685	22	26
Other	2	2	—	2	—	—

Total	7,132	6,422	—	9,310	257	326
Commercial loans
Secured	4,414	4,044	—	3,506	—	11
Unsecured	4,067	—	—	179	1	82

Total	8,481	4,044	—	3,685	1	93

Total	$41,393	$28,965	$—	$36,360	$640	$944
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$8,897	$8,897	$1,675	$4,077	$342	$342
Multifamily residential	185	85	25	330	—	—
Nonresidential	908	568	86	3,835	—	7
Land	—	—	—	532	—	—

Total	9,990	9,550	1,786	8,774	342	349
Construction loans
One-to four-family residential	3,895	2,267	680	2,559	—	1
Multifamily and nonresidential	—	—	—	—	—	—

Total	3,895	2,267	680	2,559	—	1
Consumer loans
Home Equity	6,743	6,743	719	2,369	303	303
Auto	—	—	—	—	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	656	656	140	346	16	16
Other	—	—	—	—	—	—

Total	7,399	7,399	859	2,715	319	319
Commercial loans
Secured	—	—	—	102	—	—
Unsecured	—	—	—	—	—	—

Total	—	—	—	102	—	—

Total	$21,284	$19,216	$3,325	$14,150	$661	$669

Total	$62,677	$48,181	$3,325	$50,510	$1,301	$1,613

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2013:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2013

(Dollars in thousands)

	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$6,356	$—
Multifamily residential	641	—
Nonresidential	5,560	—
Land	496	—

Total	13,053	—

Construction Loans
One-to four-family residential	3,084	—
Multifamily and nonresidential	—	—

Total	3,084	—

Consumer Loans
Home Equity	2,726	45
Auto	110	—
Marine	136	—
Recreational vehicle	263	—
Other	13	—

Total	3,248	45

Commercial Loans
Secured	4,028	—
Unsecured	130	—

Total	4,158	—

Total	$23,543	$45

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2013:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$1,482	$379	$4,687	$6,548	$578,477	$585,025
Multifamily residential	359	—	190	549	53,936	54,485
Nonresidential	13	—	5,456	5,469	125,782	131,251
Land	—	36	496	532	9,151	9,683

Total	1,854	415	10,829	13,098	767,346	780,444

Construction Loans
One-to four-family residential	—	—	3,084	3,084	50,265	53,349
Multifamily and nonresidential	—	—	—	—	—	—

Total	—	—	3,084	3,084	50,265	53,349

Consumer Loans
Home Equity	541	452	2,111	3,104	156,691	159,795
Auto	5	—	49	54	5,615	5,669
Marine	—	—	—	—	4,308	4,308
Recreational vehicle	117	199	3	319	17,028	17,347
Other	1	7	10	18	2,094	2,112

Total	664	658	2,173	3,495	185,736	189,231

Commercial Loans
Secured	—	11	4,017	4,028	21,686	25,714
Unsecured	—	—	130	130	297	427

Total	—	11	4,147	4,158	21,983	26,141

Total	$2,518	$1,084	$20,233	$23,835	$1,025,330	$1,049,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2012:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$1,995	$784	$4,495	$7,274	$569,975	$577,249
Multifamily residential	158	—	1,630	1,788	79,135	80,923
Nonresidential	—	176	19,942	20,118	118,070	138,188
Land	83	—	6,044	6,127	9,681	15,808

Total	2,236	960	32,111	35,307	776,861	812,168

Construction Loans
One-to four-family residential	54	—	7,398	7,452	20,866	28,318
Multifamily and nonresidential	—	—	—	—	4,534	4,534

Total	54	—	7,398	7,452	25,400	32,852

Consumer Loans
Home Equity	1,135	475	2,071	3,681	173,549	177,230
Auto	35	7	83	125	7,523	7,648
Marine	—	—	8	8	4,934	4,942
Recreational vehicle	447	32	353	832	21,418	22,250
Other	—	1	3	4	2,519	2,523

Total	1,617	515	2,518	4,650	209,943	214,593

Commercial Loans
Secured	16	—	23	39	24,204	24,243
Unsecured	—	728	6	734	1,566	2,300

Total	16	728	29	773	25,770	26,543

Total	$3,923	$2,203	$42,056	$48,182	$1,037,974	$1,086,156

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ended December 31, 2013:

	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
		(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	42	$3,568	$3,381
Multifamily residential	1	469	469
Nonresidential	1	41	41
Land	2	2,127	487

Total	46	6,205	4,378

Construction Loans
One-to four-family residential	1	942	823
Multifamily and nonresidential	—	—	—

Total	1	942	823

Consumer Loans
Home Equity	110	4,556	4,487
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	4	791	804
Other	—	—	—

Total	114	5,347	5,291

Commercial Loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total Restructured Loans	161	$12,494	$10,492

The troubled debt restructurings described above increased the allowance for loan losses by $951,000, and resulted in $1.8 million charge-offs during the twelve months ended December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The troubled debt restructurings described above increased the allowance for loan losses by $584,000, and resulted in no charge-offs during the twelve months ended December 31, 2012.

During the period ended December 31, 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of a loan were for periods ranging from six months to 28 years. Modifications involving an extension of the maturity date were for periods ranging from six months to three years.

Restructured loans were $31.5 million and $25.4 million at December 31, 2013 and December 31, 2012, respectively. The Company has allocated $3.9 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2013. The Company had allocated $1.0 million of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

specific reserves to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2012. Troubled debt restructurings are considered impaired.

TDR loans that were on nonaccrual status aggregated $4.9 million and $4.4 million at December 31, 2013 and December 31, 2012, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $26.6 million and $21.0 million at December 31, 2013 and December 31, 2012, respectively.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ended December 31, 2013:

	Number of loans	Recorded Investment
		(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	4	$576
Multifamily residential	1	463
Nonresidential	—	—
Land	2	487

Total	7	1,526

Construction Loans
One-to four-family residential	1	623
Multifamily and nonresidential	—	—

Total	1	623

Consumer Loans
Home Equity	6	207
Auto	—	—
Marine	—	—
Recreational vehicle	2	184
Other	—	—

Total	8	391

Commercial Loans
Secured	—	—
Unsecured	—	—

Total	—	—

Total Restructured Loans	16	$2,540

A troubled debt restructuring is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the twelve months ended December 31, 2013, and had no effect on the provision for loan losses.

The terms of certain other loans were modified during the period ended December 31, 2013, but they did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2013 of $66.4 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the twelve months ended December 31, 2012, and had no effect on the provision for loan losses.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

December 31, 2013

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$575,903	$404	$8,718	$—	$—	$8,718	$585,025
Multifamily Residential	48,918	2,962	2,605	—	—	2,605	54,485
Nonresidential	90,115	12,222	28,914	—	—	28,914	131,251
Land	9,069	127	487	—	—	487	9,683

Total	724,005	15,715	40,724	—	—	40,724	780,444

Construction Loans
One-to four-family Residential	50,257	—	3,092	—	—	3,092	53,349
Multifamily and Nonresidential	—	—	—	—	—	—	—

Total	50,257	—	3,092	—	—	3,092	53,349

Consumer Loans
Home Equity	156,841	46	2,954	—	—	2,954	159,841
Auto	5,507	5	116	—	—	116	5,628
Marine	4,143	—	160	—	—	160	4,303
Recreational vehicle	17,066	—	281	—	—	281	17,347
Other	2,099	—	13	—	—	13	2,112

Total	185,656	51	3,524	—	—	3,524	189,231

Commercial Loans
Secured	19,714	190	5,810	—	—	5,810	25,714
Unsecured	68	—	359	—	—	359	427

Total	19,782	190	6,169	—	—	6,169	26,141

Total	$979,700	$15,956	$53,509	$—	$—	$53,509	$1,049,165

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Directors and officers of United Community and Home Savings are customers of Home Savings in the ordinary course of business. The following describes loans to officers and/or directors of United Community and Home Savings:

(Dollars in thousands)
Balance as of December 31, 2012	$1,387
New loans to officers and/or directors	—
Loan payments during 2013	(308)
Reductions due to changes in officers and/or directors	(359)

Balance as of December 31, 2013	$720

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.    MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at December 31, 2013 and 2012. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at year end are as follows:

	2013	2012
Mortgage loan portfolios serviced for:
FHLMC	$827,146	$817,108
FNMA	283,340	316,142

Escrow balances are maintained at the FHLB in connection with serviced loans totaling $1.3 million and $1.7 million at year-end 2013 and 2012.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	2013	2012	2011
	(Dollars in thousands)
Balance, beginning of year	$6,186	$6,375	$6,400
Originations	1,898	2,395	2,204
Amortized to expense	(2,143)	(2,584)	(2,229)

Balance, end of year	5,941	6,186	6,375
Less valuation allowance	—	(680)	(1,785)

Net balance	$5,941	$5,506	$4,590

Fair value of mortgage servicing rights was $10.2 million, $6.8 million and $5.6 million at December 31, 2013, 2012, and 2011, respectively.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2013	2012	2011
	(Dollars in thousands)
Balance, beginning of year	$(680)	$(1,785)	$(285)
Impairment charges	—	(1,179)	(1,727)
Recoveries	680	2,284	227

Balance, end of year	$—	$(680)	$(1,785)

Key economic assumptions used in measuring the value of mortgage servicing rights at December 31, 2013 and 2012 were as follows:

	2013	2012
Weighted average prepayment rate	182 PSA	401 PSA
Weighted average life (in years)	3.94	3.93
Weighted average discount rate	8%	8%

At year-end 2013, the Company had approximately $15.6 million of interest rate lock commitments and $17.5 million of forward commitments for the future delivery of residential mortgage loans. At year-end 2012, the Company had approximately $57.5 million of interest rate lock commitments and $55.0 million of forward

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was not material at year end 2013 or 2012.

Amounts held in custodial accounts for investors amounted to $15.0 million and $18.1 million at December 31, 2013 and 2012, respectively.

During 2013, Home Savings received requests for reimbursements from Freddie Mac and Fannie Mae, both of whom in the normal course purchase loans originated by Home Savings, for the purpose of making them whole on certain loans sold in the secondary market. These sold loans had certain identified weaknesses such that, in the opinion of management, a settlement to the investor is required. For the twelve months ended December 31, 2013, Home Savings incurred expenses of $2.0 million associated with such repurchases. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $1.2 million at December 31, 2013. Management believes this reserve is adequate given the historical losses incurred to date and the probability that future losses may occur.

7.    OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at December 31, 2013 and 2012 was as follows:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Real estate owned and other repossessed assets	$10,400	$25,236
Valuation allowance	(4,059)	(6,796)

End of period	$6,341	$18,440

Activity in the valuation allowance was as follows:

	2013	2012	2011
	(Dollars in thousands)
Beginning of year	$6,796	$8,764	$7,332
Additions charged to expense	2,014	2,248	4,684
Direct write-downs	(4,751)	(4,216)	(3,252)

End of year	$4,059	$6,796	$8,764

Expenses related to foreclosed and repossessed assets include:

	2013	2012	2011
	(Dollars in thousands)
Net loss on sales	$167	$1,943	$1,481
Provision for unrealized losses	2,014	2,248	4,684
Operating expenses, net of rental income	1,450	1,743	2,891

Total expenses	$3,631	$5,934	$9,056

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.    PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2013	2012
	(Dollars in thousands)
Land	$7,054	$7,054
Buildings	23,176	23,020
Leasehold improvements	1,124	1,114
Furniture and equipment	22,031	20,994

	53,385	52,182
Less: Accumulated depreciation and amortization	32,461	30,633

Total	$20,924	$21,549

Depreciation expense was $1.9 million for 2013, $1.3 million for 2012 and $1.7 million for 2011.

Rent expense was $672,000 for 2013, $779,000 for 2012 and $719,000 for 2011. Rent commitments under noncancelable operating leases for offices were as follows, before considering renewal options that generally are present:

(Dollars in thousands)
2014	$401
2015	310
2016	192
2017	168
2018	174
Thereafter	1,437

Total	$2,682

9.    INTANGIBLE ASSETS

Acquired Intangible Assets

	As of December 31,
	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Core deposit intangibles	$8,952	$8,800	$8,952	$8,714

Total	$8,952	$8,800	$8,952	$8,714

Estimated amortization expense:
For the year ended:
December 31, 2014	$68
December 31, 2015	54
December 31, 2016	25
December 31, 2017	3
December 31, 2018	2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aggregate amortization expense for the years ended December 31, 2013, 2012 and 2011, was $86,000; $108,000; and $139,000, respectively.

10.    DEPOSITS

Deposits consist of the following:

	December 31,
	2013	2012
	(Dollars in thousands)
Checking accounts:
Interest bearing	$132,751	$132,947
Non-interest bearing	170,590	159,767
Savings accounts	267,515	264,411
Money market accounts	328,625	345,651
Certificates of deposit	492,271	559,298

Total deposits	$1,391,752	$1,462,074

Interest expense on deposits is summarized as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Interest bearing demand deposits and money market accounts	$1,016	$1,565	$2,231
Savings accounts	242	332	501
Certificates of deposit	6,365	9,999	21,609

Total	$7,623	$11,896	$24,341

A summary of certificates of deposit by maturity follows:

December 31, 2013
(Dollars in thousands)
2014	$214,819
2015	88,595
2016	61,028
2017	57,043
2018 and thereafter	70,786

Total	$492,271

A summary of certificates of deposit with balances of $100,000 or more by maturity is as follows:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Three months or less	$19,868	$14,274
Over three months to six months	13,123	6,120
Over six months to twelve months	11,422	21,759
Over twelve months	79,510	102,552

Total	$123,923	$144,705

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Home Savings had no brokered deposits at December 31, 2013 and 2012.

Home Savings offers an equity-linked time deposit product (the Power CD). The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return. Home Savings has $2.0 million in Power CD’s that are included in certificates of deposit at December 31, 2013. There were no Power CD’s at December 31, 2012.

11.    FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of FHLB advances:

	December 31,
	2013		2012
	(Dollars in thousands)
Year of maturity	Amount	Weighted average rate	Amount	Weighted average rate
2017	50,000	4.20	50,000	4.20

Home Savings has available credit, subject to collateral requirements, with the FHLB of approximately $309.1 million, of which $50.0 million in term advances was outstanding. At December 31, 2013, Home Savings would have incurred a prepayment penalty of $5.3 million if it had chosen to prepay such remaining term advances with the FHLB. All advances must be secured by eligible collateral as specified by the FHLB. Accordingly, Home Savings has a blanket pledge of its one-to four-family mortgages as collateral for the advances outstanding at December 31, 2013. The required minimum ratio of collateral to advances is 125% for one-to four-family loans. Additional changes in value can be applied to one-to four-family mortgage collateral based upon characteristics such as loan-to-value ratios and FICO scores.

12.    SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

The following is a summary of securities sold under an agreement to repurchase and other borrowings:

	December 31,
	2013		2012
	(Dollars in thousands)
	Amount	Weighted average rate	Amount	Weighted average rate
Securities sold under agreement to repurchase-term	$90,000	4.01%	$90,000	4.01%
Other borrowings	578	4.00%	598	4.00%

Total repurchase agreements and other	$90,578	4.01%	$90,598	4.01%

	December 31,
	2013	2012	2011
	(Dollars in thousands)
Average daily balance during the year	$90,588	$90,608	$94,477
Average interest rate during the year	4.01%	4.01%	3.90%
Maximum month end balance during the year	$90,597	$90,616	$100,446
Weighted average interest rate at year end	4.01%	4.01%	4.01%

The repurchase agreements are in three tranches of $30.0 million each which mature on January 26, 2016, September 26, 2016 and February 20, 2017. There are prepayment penalties on these repurchase agreements of $2.1 million, $2.8 million and $3.0 million, respectively

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $121.2 million at December 31, 2013 and $125.5 million at December 31, 2012. Securities sold under agreements to repurchase are typically held by a brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to Home Savings. Other borrowings consist of a match-funding advance related to a commercial participation loan aggregating $578,000 at December 31, 2013. At December 31, 2012, other borrowings consisted of the aforementioned match-funding advance of $598,000.

The Holding Company Order, which was terminated on July 2, 2013, and the Holding Company MOU, which was terminated on January 8, 2014, required United Community to obtain regulatory approval at the holding company level prior to incurring debt.

13.    LOSS CONTINGENCIES

United Community and Home Savings are parties to litigation arising in the normal course of business. While it is difficult to determine the ultimate resolution of these matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

14.    INCOME TAXES

The income tax expense (benefit) consists of the following components:

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Current	$200	$—	$—
Deferred	2,958	(7,522)	(148)
Change in valuation allowance	(2,958)	6,634	148

Total	$200	$(888)	$—

Effective tax rates differ from the statutory federal income tax rate of 35% due to the following:

	Year ended December 31,
	2013		2012		2011
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax (benefit) at statutory rate	$3,580	35.0%	$(7,464)	35.0%	$81	35.0%
Increase (decrease) due to:
Tax exempt income	—	—	—	—	(1)	-0.4
Life insurance	(382)	-3.7	(575)	2.7	(367)	-159.5
Other	(40)	-0.4	517	-2.4	139	60.5
Valuation allowance	(2,958)	-28.9	6,634	-31.1	148	64.4

Income tax provision (benefit)	$200	2.0%	$(888)	4.2%	$—	0.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$7,391	$7,396
Postretirement benefits	1,162	1,254
Other real estate owned valuation	1,421	2,379
Tax credits carryforward	339	224
Securities impairment charges	153	153
Unrealized loss on securities available for sale	14,138	—
Interest on nonaccrual loans	758	1,632
Net operating loss carryforward	26,708	27,701
Purchase accounting adjustment	70	51
Accrued bonuses	456	405
Other	295	465
Less: Valuation allowance	(42,802)	(28,838)

Deferred tax assets	10,089	12,822

Deferred tax liabilities:
Deferred loan fees	405	442
Federal Home Loan Bank stock dividends	6,715	6,715
Mortgage servicing rights	2,079	1,927
Unrealized gain on securities available for sale	—	2,819
Postretirement benefits accrual	640	605
Prepaid expenses	250	314

Deferred tax liabilities	10,089	12,822

Net deferred tax asset	$—	$—

As of December 31, 2013 and 2012, the net deferred tax asset was $42.8 million and $28.8 million, respectively. Management recorded a valuation allowance against the net deferred tax assets at December 31, 2013, 2012 and 2011 based on consideration of, but not limited to, its cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset. A portion of the change in the valuation allowance is attributable to other comprehensive loss in the current year.

United Community’s net operating loss of $76.1 million will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $339,000 of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

Retained earnings at December 31, 2013 included approximately $21.1 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which is the end of United Community’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2013 was approximately $7.3 million. At December 31, 2013, Home Savings has a $5.7 million deficit in tax earnings and profits. As long as Home Savings remains in a negative tax earnings and profits position, any distribution from Home Savings to United Community, including any distributions made by Home Savings in direct redemption of stock from United Community, will result in recapture of proportionate amounts of these bad debt reserves and, as a result, recording of the related tax liability.

As of December 31, 2013 and December 31, 2012, United Community had no unrecognized tax benefits or accrued interest and penalties recorded. United Community does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. United Community will record interest and penalties as a component of income tax expense.

Based on the capital raise in the first half of 2013, management has made a preliminary assessment that a change in ownership in accordance with the guidelines of Section 382 of the Internal Revenue Code of 1986 has not occurred.

United Community and Home Savings are subject to U.S. federal income tax, and United Community is subject to Ohio income tax. Home Savings is subject to tax in Ohio based upon its net worth. United Community and Home Savings also file state income tax returns in Pennsylvania, Indiana and Florida. United Community is no longer subject to examination by taxing authorities for years prior to 2010.

15.    SHAREHOLDERS’ EQUITY

Dividends

United Community’s source of funds for dividends to its shareholders is earnings on its investments and dividends from Home Savings. During the year ended December 31, 2013, United Community paid no cash or stock dividends. While Home Savings’ primary regulator is the FDIC, the FRB has regulations that impose certain restrictions on payments of dividends to United Community as of December 31, 2013.

Home Savings must file an application with, and obtain approval from, the FRB if (i) the proposed distribution would cause total distributions for the calendar year to exceed net income for that year-to-date plus retained net income (as defined) for the preceding two years; (ii) Home Savings would not be at least adequately capitalized following the capital distribution; or (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the FRB or the FDIC, or any condition imposed on Home Savings in an FRB-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the FRB. As of December 31, 2013, Home Savings had no retained earnings that could be distributed based on cumulative losses over the aforementioned period. Home Savings paid no dividends to United Community during 2013. Under the Bank Order, Home Savings was not permitted to pay cash dividends to United Community without obtaining prior regulatory approval, and this prohibition continued under the MOU, which was terminated on November 27, 2013. Under the Holding Company Order, which was terminated on July 2, 2013 and the Holding Company MOU, which was terminated on January 8, 2014, United Community was not permitted to pay cash dividends to its shareholders without obtaining prior regulatory approval. At December 31, 2013, Home Savings has a $5.7 million deficit in tax earnings and profits. As long as Home Savings remains in a negative tax earnings and profits position, any distribution from Home Savings to United Community, including any distributions made by Home Savings in direct redemption of stock from United Community, will result in recapture of proportionate amounts of these bad debt reserves and, as a result, recording of the related tax liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Comprehensive Income

Other comprehensive income included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities and changes in unrealized gains and losses on the postretirement liability. The change includes reclassification of net gains or (losses) and impairment charges on sales of securities of $2.6 million, $6.3 million and $8.5 million for the years ended December 31, 2013, 2012 and 2011.

Other comprehensive income (loss) components and related tax effects are as follows:

	As of December 31,
	2013	2012	2011
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$(45,869)	$8,827	$17,664
Reclassification adjustment for gains realized in income	(2,577)	(6,325)	(8,633)
Reclassification adjustment for prior OTTI charges	—	13	89

Net unrealized gains (losses)	(48,446)	2,515	9,120
Tax effect (35%)	—	(880)	—

Net-of-tax amount	(48,446)	1,635	9,120
Net gain on employee pension plan	288	193	79
Prior service cost (credit)	—	—	689
Amortization of prior service cost	(189)	(170)	(78)

	99	23	690
Tax effect	—	(8)	—

Net of tax amount	99	15	690

	$(48,347)	$1,650	$9,810

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at December 31, 2012	Current Period Change	Balance at December 31, 2013
	(Dollars in thousands)
Unrealized gain (loss) on securities available for sale	$5,082	$(48,446)	$(43,364)
Unrealized gains on postretirement benefits	1,600	99	1,699

Total	$6,682	$(48,347)	$(41,665)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of each component of accumulated other comprehensive income (loss) that was reclassified into net income during the twelve months ended December 31, 2013:

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (12/31/2012)	$5,082	$1,600	$6,682
Other comprehensive income (loss) before reclassification	(45,869)	288	(45,581)
Amounts reclassified from accumulated other comprehensive loss	(2,577)	(189)	(2,766)

Net current period other comprehensive loss	(48,446)	99	(48,347)

Ending balance (12/31/2013)	$(43,364)	$1,699	$(41,665)

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the year ended December 31, 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item on the Statement Where Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(2,577)	Net gains on securities available for sale
	—	Tax expense (benefit)

	$(2,577)	Net of tax
Amortization of postretirement benefits
Prior service costs	(189)	Salaries & employee benefits

	—	Tax expense (benefit)

	(189)	Net of tax

Total reclassification during the period	$(2,766)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	As of December 31, 2013
	Actual		Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$200,835	19.76%	$81,293	8.00%	$101,616	10.00%
Tier 1 capital to risk-weighted assets	188,029	18.50%	*	*	60,969	6.00%
Tier 1 capital to average total assets**	188,029	10.50%	71,611	4.00%	89,514	5.00%

*	Ratio is not required under regulations

**	Tier 1 Leverage Capital Ratio

	As of December 31, 2012
	Actual		Minimum Capital Requirements Per Bank Order
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$174,139	16.21%	$128,948	12.00%
Tier 1 capital to risk-weighted assets	160,612	14.95%	*	*
Tier 1 capital to average total assets**	160,612	8.70%	166,226	9.00%

	As of December 31, 2012
	Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$85,965	8.00%	$107,457	10.00%
Tier 1 capital to risk-weighted assets	*	*	64,474	6.00%
Tier 1 capital to average total assets**	73,878	4.00%	92,348	5.00%

*	Ratio is not required under regulations

**	Tier 1 Leverage Capital Ratio

As of December 31, 2013, Home Savings is considered well capitalized. As of December 31, 2012, the FDIC categorized Home Savings as adequately capitalized pursuant to the Bank Order and the Consent Order respectively.

Pursuant to the Consent Order issued by the FDIC and Ohio Division, Home Savings needed to maintain a Tier 1 Leverage Capital Ratio greater than 9.0% and a Total Risk Based Capital Ratio greater than 12.0% at the end of every quarter beginning with the quarter ending June 30, 2012. While the Consent Order was in effect, if

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

either ratio had fallen below its limit at the end of any given quarter, then Home Savings would have had to have restored its capital ratios to required levels within 90 days.

The Bank’s Tier 1 Leverage Capital Ratio was 8.70% at December 31, 2012. While Home Savings was still operating under a Consent Order at December 31, 2012 requiring a minimum Tier 1 Leverage Capital Ratio of 9.0%, the Company worked closely with its regulators to keep them informed of the bulk sale transaction and obtained their concurrence to complete the bulk sale along with the Bank’s commitment to meet the 9.0% requirement by March 31, 2013. Under the terms of the Bank MOU entered into on January 31, 2013, Home Savings was required to maintain a Tier 1 Leverage Capital Ratio of 8.50%. The Bank MOU was terminated on November 27, 2013. The Bank complied with the higher capital requirements established in Bank MOU.

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

	Year ended December 31,
	2013	2012
	(Dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,854	$1,981
Service cost	—	—
Interest cost	(136)	(95)
Actuarial gain	(99)	(23)
Benefits paid	(129)	(9)

Benefit obligation at end of the year	$1,490	$1,854

Funded status of the plan	$(1,490)	$(1,854)

Amounts recognized in accumulated other comprehensive income, at December 31, 2013 and 2012 consists of the following:

	The year ended December 31,
	2013	2012
	(Dollars in thousands)
Net actuarial gains	$534	$612
Prior service credit	1,294	1,117

	$1,828	$1,729

The accumulated benefit obligation was $1.4 million and $1.9 million at year-end 2013 and 2012, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic benefit cost/(gain) are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Service cost	$—	$—	$—
Interest cost	53	75	132
Expected return on plan assets	—	—	—
Net amortization of prior service cost (benefit)	(77)	(78)	(78)
Amortization of net actuarial gain	(112)	(92)	—

Net periodic benefit cost	(136)	(95)	54

Net (gain) loss	(288)	(193)	(79)
Prior service credit	—	—	(689)
Amortization of prior service cost	189	170	78

Total recognized in other comprehensive income	(99)	(23)	(690)

Total recognized in net periodic benefit cost and other comprehensive income	$(235)	$(118)	$(636)
Assumptions used in the valuations were as follows:
Weighted average discount rate	3.95%	3.00%	4.00%

The estimated net gain and prior service costs for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $142,000 and $77,000, respectively.

The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits (i.e., health care cost trend rate) used in the 2013 valuation was 3.0% and was assumed to be 5.0% for 2015, 4.75% for 2016 and 4.50% for 2017 and remain at that level thereafter. The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits used in the 2012 valuation was 6.0% and was assumed to decrease to 4.5% for the year 2017 and remain at that level thereafter. The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits used in the 2011 valuation was 7.5% and was assumed to decrease to 4.5% for the year 2019 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2013:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$3	$(3)
Effect on the postretirement benefit obligation	80	(73)

United Community anticipates benefits payable over the next ten years as follows:

(Dollars in thousands)
2014	$152
2015	148
2016	143
2017	138
2018	132
2019-2023	579

Total	$1,292

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2012, the benefit plan for eligible plan participants had changed. The participants are now enrolled in a Medicare Advantage program. Medicare Advantage is another Medicare health plan choice provided as part of Medicare. The Medicare Advantage Plan is offered by a private company, which has been approved by Medicare. Medicare Advantage plans are required to offer coverage that meets or exceeds the standards set by the original Medicare program.

401(k) Savings Plan

Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2013 and 2012, Home Savings’ match was 25% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. For 2011, no matching contributions were made. Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the years ended 2013, 2012 and 2011, the expense related to this plan was approximately $204,000, $230,000 and $0, respectively.

Employee Stock Ownership Plan

In conjunction with the Conversion, United Community established an Employee Stock Ownership Plan (ESOP) for the benefit of the employees of United Community and Home Savings. At December 31, 2013, there are no shares remaining to be allocated to plan participants.

Stock-based Compensation: Stock Options

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 17,787 stock options granted in 2013 and there were 10,898 stock options granted in 2012 under the 2007 Plan. The options must be exercised within 10 years from the date of grant.

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

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $24,140 in stock option expenses for the twelve months ended December 31, 2013. The Company recognized $17,701 in stock option expenses for the twelve months ended December 31, 2012. The Company recognized $348,668 in stock option expenses for the twelve months ended December 31, 2011. The Company expects to recognize additional expense of $22,134 in 2014, and $13,912 in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of activity in the plans is as follows:

	For the year ended December 31,
	2013
	Shares	Weighted average exercise price	Aggregate intrinsic value (Dollars in thousands)
Outstanding at beginning of year	1,309,942	$5.77
Granted	17,787	3.63
Exercised	(104,142)	2.01
Exercised and exchanged	(19,458)	2.03
Forfeited	(255,439)	8.66

Outstanding at end of period	948,690	$5.44	$917

Options exercisable at end of period	924,006	$5.51	$900

Information related to the stock options granted under the 1999 Plan and the 2007 Plan during each year follows:

	2013	2012	2011
Intrinsic value of options exercised	$304,516	$31,000	$—
Cash received from option exercises	155,320	2,100	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	2.44	1.38	0.87

As of December 31, 2013, there was approximately $36,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of options granted in 2013 was determined using the following weighted-average assumptions as of the grant date:

Risk-free interest rate	0.99%
Expected term (years)	5
Expected stock volatility	85.75%
Dividend yield	0.00%

Outstanding stock options have a weighted average remaining life of 4.40 years and may be exercised in the range of $1.20 to $12.38.

Stock-based Compensation: Restricted Stock Awards

The 2007 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at December 31, 2013 aggregated 192,937, of which 162,366 will vest during 2013, 29,827 will vest in 2014 and 744 will vest in 2015. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $328,000 in restricted stock award expenses for the twelve months ended December 31, 2013. The Company recognized approximately $725,000 in restricted stock award expenses for the twelve months ended December 31, 2012. The Company recognized approximately $85,000 in restricted stock award expenses for the twelve months ended December 31, 2011. The Company expects to recognize additional expenses of approximately $224,000 in 2014 and $74,000 in 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of changes in the Company’s nonvested restricted shares for the year is as follows:

	Shares	Weighted average grant date fair value
Nonvested shares at January 1, 2013	129,321	$2.86
Granted	191,607	3.67
Vested	(63,470)	2.68
Forfeited	(64,521)	3.56

Nonvested shares at December 31, 2013	192,937	$3.49

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other real estate owned:    Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are individually evaluated at least annually for additional impairment and adjusted accordingly.

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

Interest rate caps:    Home Savings uses an independent third party that performs a market valuation analysis for interest rate caps. The methodology used consists of a discounted cash flow model, all future floating cash flows are projected and both floating and fixed cash flows are discounted to the valuation date. The yield curve utilized for discounting and projecting is built by obtaining publicly available third party market quotes from Reuters, which handle up to 30-year swap maturities (Level 3) Assumptions used in the valuation of interest rate caps are back-tested for reasonableness on a quarterly basis using an independent source along with a third party service.

Purchased and written certificate of deposit option:    Home Savings periodically enters into written and purchased option derivative instruments to facilitate the Power CD. The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheets. Home Savings uses and independent third party that performs a market valuation analysis for purchased and written certificate of deposit options. (Level 2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and Liabilities Measured on a Recurring Basis:    Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$222,293	$—	$222,293	$—
Equity securities	445	445	—	—
Mortgage-backed GSE securities: residential	288,268	—	288,268	—
Interest rate caps	546	—	—	546
Purchased certificate of deposit option	155	—	155	—
Liabilities
Written certificate of deposit option	155	—	155	—

		Fair Value Measurements at December 31, 2012 Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$163,692	$—	$163,692	$—
Equity securities	313	313	—	—
Mortgage-backed GSE securities: residential	410,557	—	410,557	—
Interest rate caps	436	—	—	436

There were no transfers between level 1 and level 2 during 2013 and 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013 and 2012, in thousands:

	Interest Rate Caps
	Twelve Months Ended December 31, 2013	Twelve Months Ended December 31, 2012
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$436	$1,933
Total gains (losses) for the period
Included in other income	628	(979)
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(518)	(518)
Sales	—	—

Balance of recurring Level 3 assets at end of period	$546	$436

There were no transfers between Level 2 and Level 3 during 2013 or 2012.

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Interest rate caps	$546	Discounted cash flow	Discount rate	0.35% - 1.18%

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

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$2,219	$—	$—	$2,219
Construction loans	1,587	—	—	1,587
Consumer loans	339	—	—	339
Other real estate owned, net:
Permanent real estate loans	1,939	—	—	1,939
Construction loans	2,310	—	—	2,310

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Fair Value Measurements at December 31, 2012 Using:
	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$6,166	$—	$—	$6,166
Construction loans	3,489	—	—	3,489
Commercial loans	257	—	—	257
Mortgage servicing assets	4,920	—	4,920	—
Other real estate owned, net:
Permanent real estate loans	3,172	—	—	3,172
Construction loans	6,918	—	—	6,918

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.1 million at December 31, 2013, that includes a specific valuation allowance of $792,000. This resulted in an increase of the provision for loan losses of $1.5 million during the twelve months ended December 31, 2013. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $9.9 million at December 31, 2012, that includes a specific valuation allowance of $3.0 million. This resulted in an increase of the provision for loan losses of $27,000 during the twelve months ended December 31, 2012.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At December 31, 2013 mortgage servicing rights carried at fair value was $0 resulting in a recovery of $680,000 for the year ended December 31, 2013. At December 31, 2012, mortgage servicing rights, carried at fair value, totaled $4.9 million, which is made up of the outstanding balance of $5.6 million, net of a valuation allowance of $680,000, resulting in a net recovery of $1.1 million for the year ended December 31, 2012. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At December 31, 2013, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a net carrying amount of $4.2 million, with a valuation allowance of $4.1 million. This resulted in additional expenses of $2.0 million during the twelve months ended December 31, 2013. At December 31, 2012, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a net carrying amount of $10.1 million, with a valuation allowance of $6.8 million. This resulted in additional expenses of $2.2 million during the twelve months ended December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
	(Dollars in thousands)
Impaired loans:
Permanent real estate
loans	$2,219	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-56.90% (11.78%)
		Income approach	Adjustment for differences in net operating income Capitalization rate	3.95%-14.62% (9.41%)
Construction loans	1,587	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (11.90%)
Consumer loans	339	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (5.00%)
Foreclosed assets:
Permanent real estate loans	1,939	Sales comparison approach	Adjustment for differences between comparable sales	6.00%-46.53% (17.76%)
Construction loans	2,310	Sales comparison approach	Adjustment for differences between comparable sales	6.54%-26.63% (9.24%)

In accordance with generally accepted accounting principles, the carrying value and estimated fair values of financial instruments at December 31, 2013 and December 31, 2012, were as follows:

	December 31, 2013 Carrying Value	Fair Value Measurements at December 31, 2013 Using:
		(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$77,331	$77,331	$—	$—
Available for sale securities	511,006	445	510,561	—
Loans held for sale	4,838	—	4,866	—
Loans, net	1,029,192	—	—	1,031,491
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	5,694	—	2,584	3,110
Interest rate caps	546	—	—	546
Purchased certificate of deposit option	155	—	155	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(899,481)	(899,481)	—	—
Certificates of deposit	(492,271)	—	(500,651)	—
FHLB advances	(50,000)	—	(55,327)	—
Repurchase agreements and other	(90,578)	—	(98,462)	—
Advance payments by borrowers for taxes and insurance	(20,060)	—	(20,060)	—
Accrued interest payable	(550)	—	(550)	—
Written certificate of deposit option	(155)	—	(155)	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2012 Carrying Value	Fair Value Measurements at December 31, 2012 Using:
		(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$42,613	$42,613	$—	$—
Available for sale securities	574,562	313	574,249	—
Loans held for sale	13,031	—	13,428	—
Loans, net	1,066,240	—	—	1,087,205
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	6,238	—	2,380	3,858
Interest rate caps	436	—	—	436
Liabilities:
Deposits:
Checking, savings and money market accounts	(902,776)	(902,776)	—	—
Certificates of deposit	(559,298)	—	(571,836)	—
FHLB advances	(50,000)	—	(57,077)	—
Repurchase agreements and other	(90,598)	—	(102,086)	—
Advance payments by borrowers for taxes and insurance	(23,590)	—	(23,590)	—
Accrued interest payable	(563)	—	(563)	—

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts approximate their fair values at the reporting date resulting in a Level 1 classification. Fair values for fixed and variable rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates of deposit to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

19.    STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest on deposits and borrowings	$13,426	$18,053	$31,411
Income taxes (refunds)	1,300	—	(3,537)
Supplemental schedule of noncash activities:
Loans transferred to held for sale	—	1,214	95,194
Transfers from loans to real estate owned	1,860	7,181	19,178
Transfers from real estate owned to premises and equipment	—	1,746	—
Transfers from premises and equipment to assets held for sale	—	—	1,750
Amortization of preferred stock discount	6,751	—	—
Conversion of preferred stock to common stock	21,841	—	—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.    DERIVATIVES

Home Savings utilizes interest rate cap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. Home Savings entered into an interest rate cap agreement in October 2011 with an outside counterparty. Home Savings receives proceeds from the counterparty if interest rates exceed the cap rate computed based on the underlying notional amounts. The notional amount of the interest rate caps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate cap agreements. The interest rate caps are carried as freestanding derivatives, considered an economic hedge classified as an other asset with a carrying value of $546,000 at December 31, 2013 with changes in fair value of approximately $110,000 during 2013 reported in current earnings through other noninterest income.

Summary information about the interest rate caps not designated hedges as of December 31, 2013 and 2012 is as follows:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Notional amounts	$100,000	$100,000
Weighted average strike rate, based on three-month LIBOR	1.50%	1.50%
Weighted average maturity remaining	2.75 years	3.75 years
Fair value of combined interest rate caps	$546	$436

The following table presents net gains/(losses) recorded in noninterest income relating to instruments not designated as hedges:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Interest rate caps	$110	$(1,497)

Home Savings periodically enters into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the Power CD). The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while the Home Savings receives a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated statements of financial condition.

Summary information about purchased and written options is as follows:

December 31, 2013
(Dollars in thousands)
Notion amount of purchased/written option	$2,015
Weighted average maturity	5.8 years
Fair value of purchased/written option	$155

Purchased and written options are mirror derivative instruments and as such the change in fair value is recorded through noninterest income, and offset each other. These options declined $53,000 in 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the fair value and location in the consolidated statement of financial condition of interest rate caps, along with purchased and written certificates of deposit options:

Included in other assets:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Interest rate caps	$546	$436
Purchased certificate of deposit option	155	—

Included in other liabilities:

	December 31, 2013	December 31, 2012
	(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Written certificate of deposit option	$155	$—

Home Savings is subject to counterparty risk. Counterparty risk is the risk to Home Savings that the counterparty will not live up to its contractual obligations. The ability of Home Savings to realize the benefit of the derivative contracts is dependent on the creditworthiness of the counterparty, which Home Savings expects will perform in accordance with the terms of the contracts.

21.    PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31,
	2013	2012
	(Dollars in thousands)
Assets
Cash and deposits with banks	$28,889	$1,246
Federal funds sold and other	17	12

Total cash and cash equivalents	28,906	1,258
Securities:
Available for sale	445	313
Investment in subsidiary-Home Savings	146,276	167,424
Other assets	46	2,104

Total assets	$175,673	$171,099

Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$599	$339

Total liabilities	599	339

Total shareholders’ equity	175,074	170,760

Total liabilities and shareholders’ equity	$175,673	$171,099

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Income and Comprehensive Income

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Income
Interest income	$5	$7	$5
Non-interest income (loss)	—	(13)	(65)

Total income (loss)	5	(6)	(60)
Expenses
Non-interest expenses	957	693	775

Total expenses	957	693	775

Loss before income taxes	(952)	(699)	(835)
Income tax benefit	—	(22)	—

Loss before equity in undistributed net earnings of subsidiaries	(952)	(677)	(835)
Increase (decrease) in undistributed earnings of subsidiaries	10,979	(19,760)	1,065

Net income (loss)	$10,027	$(20,437)	$230

Comprehensive income (loss)	$(38,320)	$(18,787)	$10,040

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Statements of Cash Flows

	Year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$10,027	$(20,437)	$230
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in undistributed earnings of the subsidiaries	(10,979)	19,760	(1,065)
Security impairment charges on equity investments	—	13	89
Decrease (increase) in other assets	2,058	(1,556)	(467)
Stock based compensation	—	—	49
Increase (decrease) in other liabilities	45	(103)	30

Net cash from operating activities	1,151	(2,323)	(1,134)

Cash Flows from Investing Activities
Sales of:
Securities available for sale	—	—	33
Equity investment in Home Savings	(16,000)	—	—

Net cash from investing activities	(16,000)	—	33

Cash Flows from Financing Activities
Issuance of preferred stock	21,841	—	—
Issuance of common stock, net of issuance costs	20,501	—	2,059
Proceeds from the exercise of stock options	155	2	—

Net cash from financing activities	42,497	2	2,059

Change in cash and cash equivalents	27,648	(2,321)	958
Cash and cash equivalents, beginning of year	1,258	3,579	2,621

Cash and cash equivalents, end of year	$28,906	$1,258	$3,579

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

23.    EARNINGS PER SHARE

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 677,669, 618,511 and 1,992,132 shares were anti-dilutive for the year ended December 31, 2013, 2012 and 2011, respectively.

	Twelve months ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net (loss) income per consolidated statements of income	$10,027	$(20,437)	$230
Net loss allocated to participating securities	(36)	(59)	—
Amortization of discount on preferred stock	(6,751)	—	—

Net (loss) income allocated to common stock	$3,240	$(20,378)	$230

Basic earnings (loss) per common share computation:
Distributed earnings allocated to common stock	$—	$—	$—
Undistributed (loss) earnings allocated to common stock	3,240	(20,378)	230

Net (loss) earnings allocated to common stock	$3,240	$(20,378)	$230

Weighted average common shares outstanding, including shares considered participating securities	44,423	32,805	31,075
Less: Average participating securities	(161)	(94)	(49)

Weighted average shares	44,262	32,711	31,026

Basic (loss) earnings per common share	$0.07	$(0.62)	$0.01

Diluted earnings (loss) per common share computation:
Net (loss) earnings allocated to common stock	$3,240	$(20,378)	$230

Weighted average common shares outstanding for basic earnings per common share	44,262	32,711	31,026
Add: Dilutive effects of assumed exercises of stock options	271	—	—

Weighted average shares and dilutive potential common shares	44,533	32,711	31,026

Diluted (loss) earnings per common share	$0.07	$(0.62)	$0.01

As previously announced and described under Note 25 following, on March 22, 2013, United Community sold 7,942 preferred shares to various investors. In accordance with U.S. GAAP, United Community recorded a beneficial conversion feature (“BCF”) related to the issuance of these preferred shares because they contain a conversion feature at a fixed rate that was in-the-money when issued. A BCF is “in-the-money” when the investor is deemed to be able to obtain the underlying common shares at a below-market price upon conversion of the preferred shares. The BCF was recognized in United Community’s Shareholders’ Equity and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The effective purchase price of the common shares into which the preferred shares were convertible was deemed to be $2.75, which was used to compute the intrinsic value. The intrinsic value was calculated as the difference between the deemed purchase price of the common shares ($2.75 per share) and the market value ($3.60 per share) on the date the preferred shares were issued (March 22, 2013), multiplied by the number of shares into

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which the preferred shares were convertible. The BCF resulting from the issuance of the preferred shares of United Community is calculated as follows:

(in thousands)
Total common shares that may be issued upon conversion of preferred shares	7,942
Intrinsic value (difference between consideration allocated to preferred stock upon conversion at $2.75 per share and market price of $3.60 per share on March 22, 2013)	$0.85

Beneficial conversion feature	$6,751

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

24.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized quarterly data for each of the years indicated.

	Unaudited
2013:	First Quarter	Second Quarter	Third Quarter		Fourth Quarter	Total
	(Dollars in thousands, except per share data)
Interest income	$16,436	$15,987	$16,009		$16,312	$64,744
Interest expense	3,519	3,351	3,305		3,238	13,413

Net interest income	12,917	12,636	12,704		13,074	51,331
Provision for loan losses	2,064	1,113	657	(1)	282	4,116

Net interest income after provision for loan losses	10,853	11,523	12,047		12,792	47,215
Non-interest income	5,693	6,384	3,548	(2)	4,124	19,749
Non-interest expenses	13,864	14,368	13,528		14,977	56,737

Income before taxes	2,682	3,539	2,067		1,939	10,227
Income tax expense (benefit)(3)	—	150	350		(300)	200

Net income (loss)	$2,682	$3,389	$1,717		$2,239	$10,027

Earnings (loss) per share:
Basic earnings (loss)	$0.06	$(0.06)	$0.03		$0.04	$0.07
Diluted earnings (loss)	0.06	(0.06)	0.03		0.04	0.07

1.	The decrease in provision for loan losses in the third quarter was due primarily to a recovery of $1.9 million resulting from the sale of one nonperforming loan.

2.	The decline in noninterest income in the third quarter was driven by no gains recognized on sales of available for sale securities. Further impacting the decline was lower mortgage banking income due to fewer loans originated for sale. The rise in longer-term rates in the second quarter negatively impacted the volume of loans originated for sale in the subsequent quarters.

3.

The Company recognized income tax expense of $200,000 for the year ended December 31, 2013 as a result of a 2013 alternative minimum tax (AMT) liability. While the Company has significant net operating loss

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(NOL) carryforwards available to offset taxable income for both regular tax and AMT purposes, tax laws only permit the AMT NOL carryforward to offset 90% of current year taxable income for purposes of determining the AMT liability. Thus, an AMT liability of $200,000 was generated for the current year by applying the AMT rate of 20% to AMT taxable income. While tax laws permit the Company to carry forward this $200,000 in the form of an AMT credit to be used in future periods, the resulting deferred tax benefit is fully offset by a valuation allowance. The changes related to income tax expense, from quarter to quarter, are due to changes in estimates of AMT taxable income during the year.

	Unaudited
2012:	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(Dollars in thousands, except per share data)
Interest income	$21,562	$20,894	$18,191	$17,797	$78,444
Interest expense	5,683	4,474	4,063	3,786	18,006

Net interest income	15,879	16,420	14,128	14,011	60,438
Provision for loan losses	680	6,264	30,279 (1)	2,102	39,325

Net interest income after provision for loan losses	15,199	10,156	(16,151)	11,909	21,113
Non-interest income	5,091	6,949	3,752 (2)	6,939	22,731
Non-interest expenses	16,494	17,043	17,330	14,302	65,169

Income (loss) before taxes	3,796	62	(29,729)	4,546	(21,325)
Income tax expense (benefit)(3)	—	—	(2,838)	1,950	(888)

Net income (loss)	$3,796	$62	$(26,891)	$2,596	$(20,437)

Earnings (loss) per share:
Basic earnings (loss)	$0.12	$—	$(0.82)	$0.08	$(0.62)
Diluted earnings (loss)	0.12	—	(0.82)	0.08	(0.62)

1.	The increase in provision for loan losses in the third quarter was due primarily to a bulk sale of nonperforming assets.

2.	The decline in noninterest income in the third quarter was driven by lower gains recognized on a lower volume of sales of available for sale securities. Further impacting the decline was the recognition in the third quarter of the valuation allowance on certain properties to absorb estimated closing costs at the time of disposal.

3.	The Company recognized a tax benefit of $888,000 for the year ended December 31, 2012, because it was both (i) in a pre-tax operating loss position, and (ii) had unrealized gains on available for sale securities in its securities portfolio that were recorded in other comprehensive income. Beginning in the third quarter, the Company both recognized a pre-tax operating loss and at the same time, had unrealized gains on available for sale securities recorded in other comprehensive income. As a result, the tax benefit recognized in the third quarter was equal to the current year-to-date change (through September) in other comprehensive income multiplied by the Company’s statutory tax rate of 35%. In the fourth quarter, the year-to-date change in other comprehensive income had compressed, causing a reduction in the benefit previously recognized, and resulting in income tax expense for the quarter.

25.    CAPITAL RAISE

On January 11, 2013, United Community entered into securities purchase agreements with 28 accredited investors, pursuant to which the investors agreed to invest an aggregate of approximately $39.9 million in United Community for 6,574,272 newly issued common shares of United Community at a purchase price of $2.75 per

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

United Community Financial Corp.

Youngstown, Ohio

We have audited the accompanying consolidated statements of financial condition of United Community Financial Corp. (Company) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management report on internal controls over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Crowe Horwath LLP
Crowe Horwath LLP

Cleveland, Ohio

March 14, 2014

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of United Community’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that United Community maintained effective internal control over financial reporting as of December 31, 2013.

United Community’s independent registered public accounting firm has issued its report on the effectiveness of United Community’s internal control over financial reporting as of December 31, 2013, as stated in their report dated March 14, 2014.

/s/ Patrick W. Bevack	/s/ James R. Reske
Patrick W. Bevack, Chief Executive Officer	James R. Reske, Chief Financial Officer
March 14, 2014	March 14, 2014

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

United Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of United Community’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2013 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Management concluded that disclosure controls and procedures as of December 31, 2013, are effective to ensure that information required to be disclosed in the reports that United Community files or submits under the Exchange Act is accumulated and communicated to management, including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Additionally, there were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, both of which are contained in Item 8 of this Form 10-K and incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Proxy Statement for the 2014 Annual Meeting of Shareholders of United Community (Proxy Statement), to be filed with the Securities and Exchange Commission (Commission) on or about April 28, 2014, under the captions Election of Directors, Incumbent Directors, Board Meetings and Committees, Director Compensation, Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

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

The following table shows, as of December 31, 2013, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, the number of common shares issued under restricted stock grants, the weighted average share price of those grants, and the number of common shares remaining for future issuance under the 2007 Plan, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted stock awards	Weighted- average grant price of restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	948,690	$5.44	192,937	$3.49	791,744

Item 13.	Certain Relationships and Related Transactions and Director Independence

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
Date: March 14, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard J. Schiraldi	/s/ Patrick W. Bevack
Richard J. Schiraldi	Patrick W. Bevack
Chairman of the Board and Director Date: March 14, 2014	Chief Executive Officer, Principal Executive Officer and Director
Date: March 14, 2014

/s/ James R. Reske	/s/ Marty E. Adams
James R. Reske	Marty E. Adams
Treasurer, Chief Financial Officer, and Principal Financial Officer	Director Date: March 14, 2014
Date: March 14, 2014

/s/ Zahid Afzal	/s/ Lee Burdman
Zahid Afzal	Lee Burdman
Director	Director
Date: March 14, 2014	Date: March 14, 2014

/s/ Richard J. Buoncore	/s/ Scott N. Crewson
Richard J. Buoncore	Scott N. Crewson
Director	Director
Date: March 14, 2014	Date: March 14, 2014

/s/ Scott D. Hunter	/s/ David C. Sweet
Scott D. Hunter	David C. Sweet
Director	Director
Date: March 14, 2014	Date: March 14, 2014

INDEX TO EXHIBITS

Exhibit Number
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) with the Securities and Exchange Commission (SEC), Exhibit 3.1
3.2	Amendment to Articles of Incorporation	Incorporated by reference to the Form 8-A filed by United Community on June 5, 1998 with the SEC, Exhibit 2(b)
3.3	Amended Code of Regulations	Incorporated by reference to the 1998 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2
10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1
10.2	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.2
10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Gregory G. Krontiris dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.3
10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and James R. Reske dated April 30, 2010	Incorporated by reference to the Second Quarter form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.5
10.5	Amended and Restated United Community 1999 Long -Term Incentive Plan	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.8
10.6	Amended and Restated United Community 2007 Long-Term Incentive Plan	Incorporated by reference to the 2008 10-K filed by United Community on March 17, 2010 via Edgar, film number 09686271 (2008 10-K), Exhibit 10.9
10.7	2010 Director Sub-Plan to the Amended and Restated United Community 2007 Long -Term Incentive Plan	Incorporated by reference to the Third Quarter 2010 form 10-Q filed by United Community on November 12, 2010 via Edgar, film number 101187428, Exhibit 10.1
10.8	Executive Incentive Plan	Incorporated by reference to the 8-K filed by United Community on July 21, 2009 via Edgar, film number 09955685
10.9	Holding Company Order	Incorporated by reference to the 8-K filed by United Community on August 13, 2008 via Edgar, film number 081011722 Exhibit 10.1

Exhibit Number
10.10	Amendment to the Holding Company Order	Incorporated by reference to the Third Quarter 2010 form 10-Q filed by United Community on November 12, 2010 via Edgar, film number 101187428, Exhibits 10.2 and 10.3
10.11	Consent Order	Incorporated by reference to the 8-K filed by United Community on April 4, 2012 via Edgar, film number 12740239 Exhibit 10.1
10.12	2011 Executive Incentive Plan	Incorporated by reference to the 8-K filed by United Community on May 4, 2011 via Edgar, film number 11811040 Exhibit 10.1
10.13	Stay Bonus and Retention Plan	Incorporated by reference to the 8-K filed by United Community on May 4, 2011 via Edgar, film number 11811040 Exhibit 10.2
10.14	Purchase and Assumption Agreement	Incorporated by reference to the Third Quarter 2011 form 10-Q filed by United Community on November 14, 2011 via Edgar, film number 111203662, Exhibit 10.1
10.15	2012 Executive Incentive Plan	Incorporated by reference to the 8-K filed by United Community on June 4, 2012 via Edgar, film number 12885641, Exhibit 10.1
10.16	Asset Purchase and Interim Servicing Agreement	Incorporated by reference to the Third Quarter 2012 form 10-Q filed by United Community on November 13, 2012 via Edgar, film number 121195840, Exhibit 2.1
10.17	Form of Purchase Agreement	Incorporated by reference to the 8-K filed by United Community on January 15, 2013 via Edgar, film number 13531112, Exhibit 10.1
10.18	Form of Subscription Agreement	Incorporated by reference to the 8-K filed by United Community on January 15, 2013 via Edgar, film number 13531112, Exhibit 10.2
10.19	2013 Executive Incentive Plan	Incorporated by reference to the 8-K filed by United Community on March 28, 2013 via Edgar, film number 13724891, Exhibit 10.1
11	Statement Regarding Computation of Per Share Earnings	Incorporated by reference to Note 23 to the Consolidated Financial Statements included in Item 8 herein
21	Subsidiaries of Registrant
23	Crowe Horwath LLP Consent
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer
101	Interactive Data File