Form 10-Q
period 2014-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2014-05-08
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,594,281 common shares as of April 30, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$21,762	$20,937
Federal funds sold	40,473	56,394

Total cash and cash equivalents	62,235	77,331
Securities:
Available for sale, at fair value	517,388	511,006
Loans held for sale	4,230	4,838
Loans, net of allowance for loan losses of $20,554 and $21,116	1,060,901	1,029,192
Federal Home Loan Bank stock, at cost	18,068	26,464
Premises and equipment, net	20,602	20,924
Accrued interest receivable	5,161	5,694
Real estate owned and other repossessed assets, net	4,700	6,341
Core deposit intangible	133	152
Cash surrender value of life insurance	45,322	44,972
Other assets	10,404	10,936

Total assets	$1,749,144	$1,737,850

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,212,447	$1,221,162
Non-interest bearing	185,620	170,590

Total deposits	1,398,067	1,391,752
Borrowed funds:
Federal Home Loan Bank advances	50,000	50,000
Repurchase agreements and other	90,572	90,578

Total borrowed funds	140,572	140,578
Advance payments by borrowers for taxes and insurance	12,246	20,060
Accrued interest payable	585	550
Accrued expenses and other liabilities	7,845	9,836

Total liabilities	1,559,315	1,562,776

Shareholders’ Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 50,422,161 and 50,339,089 shares, respectively, outstanding	174,522	174,719
Retained earnings	82,847	81,515
Accumulated other comprehensive loss	(29,097)	(41,665)
Treasury stock, at cost, 3,716,749 and 3,799,821 shares, respectively	(38,443)	(39,495)

Total shareholders’ equity	189,829	175,074

Total liabilities and shareholders’ equity	$1,749,144	$1,737,850

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Interest income
Loans	$12,122	$12,627
Loans held for sale	49	89
Securities:
Available for sale	3,241	3,428
Federal Home Loan Bank stock dividends	267	283
Other interest earning assets	26	9

Total interest income	15,705	16,436
Interest expense
Deposits	1,677	2,087
Federal Home Loan Bank advances	518	523
Repurchase agreements and other	908	909

Total interest expense	3,103	3,519

Net interest income	12,602	12,917
Provision for loan losses	33	2,064

Net interest income after provision for loan losses	12,569	10,853

Non-interest income
Non-deposit investment income	341	541
Mortgage servicing fees	689	704
Deposit related fees	1,198	1,260
Mortgage servicing rights valuation	(1)	435
Mortgage servicing rights amortization	(392)	(660)
Other service fees	—	43
Net gains (losses):
Securities available for sale (includes $3 and $721, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	3	721
Mortgage banking income	612	1,643
Real estate owned and other repossessed assets charges, net	(383)	(431)
Card fees	772	734
Other income	385	703

Total non-interest income	3,224	5,693

Non-interest expense
Salaries and employee benefits	7,580	6,873
Occupancy	933	822
Equipment and data processing	1,798	1,760
Franchise tax	198	431
Advertising	189	139
Amortization of core deposit intangible	19	23
Deposit insurance premiums	253	554
Other insurance premiums	137	176
Legal and consulting fees	161	192
Other professional fees	392	216
Real estate owned and other repossessed asset expenses	213	493
Other expenses	1,670	2,185

Total non-interest expenses	13,543	13,864

Income before income taxes	2,250	2,682
Income tax expense (includes $0 and $0 income tax expense from reclassification items)	156	—

Net income	2,094	2,682
Amortization of discount on preferred stock	—	821

Earnings available to common shareholders	$2,094	$1,861

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Net income	$2,094	$2,682
Other comprehensive income
Unrealized gains (losses) on securities, net of tax	12,568	(2,963)

Total other comprehensive income (loss)	$12,568	$(2,963)

Comprehensive income (loss)	$14,662	$(281)

Earnings per share
Basic	$0.04	$0.06
Diluted	0.04	0.05

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Shares Outstanding	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars thousands, except per share data)
Balance December 31, 2013	—	50,339,089	$—	$174,719	$81,515	$(41,665)	$(39,495)	$175,074
Comprehensive income:
Net income					2,094			2,094
Comprehensive income						12,568		12,568
Stock option exercises		4,000			(33)		41	8
Stock option expenses				6				6
Restricted stock grants		109,849		(394)	(748)		1,142	—
Restricted stock forfeitures		(30,777)		12	19		(131)	(100)
Restricted stock amortization				179				179

Balance March 31, 2014	—	50,422,161	$—	$174,522	$82,847	$(29,097)	$(38,443)	$189,829

Balance December 31, 2012	—	33,027,886	$—	$128,026	$86,345	$6,682	$(50,293)	$170,760
Comprehensive income:
Net income					2,682			2,682
Other comprehensive loss						(2,963)		(2,963)
Stock option exercises, net		2,600			(22)		27	5
Stock option expenses, net				4				4
Restricted stock awards		1,828		65	7		19	91
Issuance of common stock, net of issuance costs of $3,988		6,574,272		14,091				14,091
Issuance of preferred stock	7,942		15,090	6,751				21,841
Amortization of preferred stock discount			821		(821)			—

Balance March 31, 2013	7,942	39,606,586	$15,911	$148,937	$88,191	$3,719	$(50,247)	$206,511

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$2,094	$2,682
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	33	2,064
Mortgage banking income	(612)	(1,643)
Net losses on real estate owned and other repossessed assets sold	383	431
Net gain on available for sale securities sold	(3)	(721)
Net losses on other assets	7	—
Amortization of premiums and accretion of discounts	311	1,127
Depreciation and amortization	491	454
Decrease in interest receivable	533	651
Increase in interest payable	35	34
Increase in cash surrender value of bank-owned life insurance	(350)	(225)
Decrease in prepaid and other assets	834	1,040
Decrease in other liabilities	(1,991)	(1,923)
Stock based compensation	85	95
Net principal disbursed on loans originated for sale	(26,861)	(73,171)
Proceeds from sale of loans held for sale	28,081	78,577
Net change in interest rate caps	127	(8)

Net cash from operating activities	3,197	9,464
Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	5,503	18,386
Proceeds from sale of:
Securities available for sale	4	27,912
Real estate owned and other repossessed assets	1,491	2,891
Premises and equipment	30	—
Loans held for investment	—	510
Purchases of:
Securities available for sale	—	(77,353)
Net (increase) decrease in loans	(32,033)	28,522
Loans purchased	—	(50)
Purchases of premises and equipment	(198)	(297)
Redemption of Federal Home Loan Bank stock	8,396	—

Net cash from investing activities	(16,807)	521
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	30,239	20,189
Net decrease in certificates of deposit	(23,913)	(21,303)
Net decrease in advance payments by borrowers for taxes and insurance	(7,814)	(9,332)
Proceeds from Federal Home Loan Bank advances	—	142,000
Repayment of Federal Home Loan Bank advances	—	(142,000)
Net change in repurchase agreements and other borrowings	(6)	(5)
Proceeds from the exercise of stock options	8	5
Issuance of preferred stock	—	21,841
Issuance of common stock, net of issuance costs	—	14,091

Net cash from financing activities	(1,486)	25,486

Change in cash and cash equivalents	(15,096)	35,471
Cash and cash equivalents, beginning of period	77,331	42,613

Cash and cash equivalents, end of period	$62,235	$78,084

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

United Community Financial Corp. (United Community or the Company) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings association (the Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings. Home Savings, a state-chartered savings bank, conducts business from its main office located in Youngstown, Ohio, 33 full-service branches and ten loan production offices located throughout Ohio and western Pennsylvania.

The accompanying consolidated financial statements of United Community have been prepared in accordance with instructions relating to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (U.S. GAAP) for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes, contained in United Community’s Form 10-K for the year ended December 31, 2013.

Some items in the prior year financial statements were reclassified to conform to the current presentation. These reclassifications had no effect on prior period net income or shareholders’ equity.

2.	REGULATORY ENFORCEMENT ACTION

United Community is a unitary thrift holding company regulated by the Board of Governors of the Federal Reserve System (FRB). The Holding Company MOU was terminated on January 8, 2014 and both United Community and Home Savings are free of all regulatory enforcement actions. On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order with the Office of Thrift Supervision (OTS), the predecessor regulator of United Community (the Holding Company Order). The Holding Company Order required United Community to obtain FRB approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The Holding Company Order also required United Community to develop a debt reduction plan and submit the plan to the OTS for approval. The Holding Company Order was amended November 5, 2010. The amendment removed the requirement in the original Holding Company Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. The capital plan was submitted to the OTS in December 2010. The Holding Company Order was terminated on July 2, 2013. On July 9, 2013, United Community entered into a Memorandum of Understanding (the Holding Company MOU) with the FRB, under which United Community agreed not to pay dividends, repurchase shares, or take on debt without the FRB’s prior approval.

3.	RECENT ACCOUNTING DEVELOPMENTS

In July 2013, the Financial Accounting Standards Board amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption and retrospective application was permitted. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In January 2014, FASB issued Accounting Standards Update 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies when an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a consumer mortgage loan. Specifically, the new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. Additional disclosures are required detailing the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages collateralized by real estate property that are in the process of foreclosure. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements, but will result in additional disclosures.

4.	STOCK COMPENSATION

Stock Options:

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 1,794 stock options granted in 2014 and there were 17,787 stock options granted in 2013 under the 2007 Plan. The options must be exercised within 10 years from the date of grant.

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

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $6,354 in stock option expenses for the three months ended March 31, 2014. The Company recognized $3,749 in stock option expenses for the three months ended March 31, 2013. The Company expects to recognize additional expense of $15,780 for the remainder of 2014, and $13,912 in 2015.

A summary of activity in the plans is as follows:

	For the three months ended March 31, 2014
	Shares	Weighted average exercise price	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	948,690	$5.44
Granted	1,794	3.52
Exercised	(4,000)	1.90
Forfeited and expired	(284,864)	12.38

Outstanding at end of period	661,620	$2.47	$1,113

Options exercisable at end of period	639,771	$2.44	$1,100

Information related to the stock option plans for the three months ended March 31, 2014 follows:

March 31, 2014
Intrinsic value of options exercised	$7,720
Cash received from option exercises	7,600
Tax benefit realized from option exercises	—
Weighted average fair value of options granted, per share	$1.93

As of March 31, 2014, there was approximately $30,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of options granted in 2014 was determined using the following weighted-average assumptions as of the grant date:

January 2, 2014
Risk-free interest rate	1.72%
Expected term (years)	5
Expected stock volatility	71.47%
Dividend yield	—%

Outstanding stock options have a weighted average remaining life of 5.68 years and may be exercised in the range of $1.20 to $5.89.

Restricted Stock Awards:

The 2007 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at March 31, 2014 aggregated 228,528, of which 155,943 will vest during 2014, 52,401 will vest in 2015 and 20,184 will vest in 2016. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized $178,638 in restricted stock award expenses for the three months ended March 31, 2014. The Company recognized $90,718 in restricted stock award expenses for the three months ended March 31, 2013. The Company expects to recognize additional expenses of approximately $215,619 in 2014, $197,018 in 2015, $123,177 in 2016 and $24,900 in 2017.

A summary of changes in the Company’s nonvested restricted shares for the first three months of 2014 is as follows:

	Shares	Weighted average grant date fair value
Nonvested shares at January 1, 2014	192,937	$3.49
Granted	109,849	3.58
Vested	(43,481)	3.48
Forfeited	(30,777)	3.62

Nonvested shares at March 31, 2014	228,528	$3.52

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	March 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$247,596	$1	$(16,881)	$230,716
Equity securities	100	358	—	458
Mortgage-backed GSE securities: residential	297,517	34	(11,337)	286,214

Total	$545,213	$393	$(28,218)	$517,388

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$247,863	$—	$(25,570)	$222,293
Equity securities	101	344	—	445
Mortgage-backed GSE securities: residential	303,435	31	(15,198)	288,268

Total	$551,399	$375	$(40,768)	$511,006

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	March 31, 2014
	(Dollars in thousands)
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	186,149	174,498
Due after ten years through fifteen years	61,447	56,218
Mortgage-backed GSE securities: residential	297,517	286,214

Total	$545,113	$516,930

Since equity securities do not have a contractual maturity, they are excluded from the table above.

There was no tax provision related to net unrealized gains or losses for each of the periods presented due to the full valuation allowance recorded on the net deferred tax asset of the Company.

The Company had no securities pledged for the Company’s participation in the VISA payment processing program at March 31, 2014 and December 31, 2013. Securities pledged for participation in the Ohio Linked Deposit Program were approximately $390,000 at March 31, 2014 and $382,000 at December 31, 2013.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows:

	March 31, 2014
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$200,991	$(13,899)	$29,224	$(2,982)	$230,215	$(16,881)
Mortgage-backed GSE securities: residential	238,033	(7,655)	47,433	(3,682)	285,466	(11,337)

Total	$439,024	$(21,554)	$76,657	$(6,664)	$515,681	$(28,218)

	December 31, 2013
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
U.S. Treasury and government sponsored entities’ securities	$193,746	$(21,360)	$28,046	$(4,210)	$221,792	$(25,570)
Mortgage-backed GSE securities: residential	240,201	(10,680)	47,319	(4,518)	287,520	(15,198)

Total	$433,947	$(32,040)	$75,365	$(8,728)	$509,312	$(40,768)

All of the U.S. Treasury and government sponsored entities (GSE) and mortgage-backed securities that were temporarily impaired at March 31, 2014 and December 31, 2013, were impaired due to the level of interest rates at that time. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities have not been recognized into income as of March 31, 2014 and December 31, 2013 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. The primary reason for the change in fair value in the first quarter was the decline in longer term interest rates experienced in the first quarter. From April 30, 2013 to March 31, 2014 the 10 year treasury yield rose from 1.70% to 2.73%. The duration of the securities portfolio is approximately 6.7 years at March 31, 2014. There is risk that longer term rates could rise further resulting in greater unrealized losses. Management continues to allow the portfolio to decline as no new investment purchases are being considered. In addition, the Company can look for opportunities to sell securities to reduce the portfolio or change the duration characteristics. All of the securities are GSE issued debt or mortgage-backed securities and carry the same rating as the U.S. Government.

At March 31, 2014 and December 31, 2013, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2014 and December 31, 2013.

Proceeds from sales of securities available for sale were $4,000 and $27.9 million for the three months ended March 31, 2014 and 2013, respectively. Gross gains of $3,000 and $721,000 were realized on these sales during the first quarter of 2014 and 2013, respectively.

6.	LOANS

Portfolio loans consist of the following:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Real Estate:
One-to four-family residential	$610,879	$585,025
Multi-family residential	54,233	54,485
Nonresidential	125,796	131,251
Land	9,829	9,683
Construction:
One-to four-family residential and land development	55,082	53,349
Multi-family and nonresidential	207	—

Total real estate	856,026	833,793
Consumer
Home equity	156,478	159,795
Auto	5,219	5,669
Marine	4,217	4,308
Recreational vehicles	16,523	17,347
Other	1,972	2,112

Total consumer	184,409	189,231
Commercial
Secured	39,883	25,714
Unsecured	130	427

Total commercial	40,013	26,141

Total loans	1,080,448	1,049,165

Less:
Allowance for loan losses	20,554	21,116
Deferred loan costs, net	(1,007)	(1,143)

Total	19,547	19,973

Loans, net	$1,060,901	$1,029,192

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 and December 31, 2013 and activity for the three months ended March 31, 2014 and 2013.

Allowance For Loan Losses
(Dollars in thousands)
	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
For the three months ended March 31, 2014
Beginning balance (12/31/13)	$13,794	$2,281	$4,302	$739	$21,116
Provision	252	(175)	(174)	130	33
Chargeoffs	(612)	(100)	(407)	(45)	(1,164)
Recoveries	192	21	174	182	569

Ending balance (03/31/14)	$13,626	$2,027	$3,895	$1,006	$20,554

March 31, 2014
Period-end amount allocated to:
Loans individually evaluated for impairment	$2,520	$677	$1,140	$3	$4,340
Loans collectively evaluated for impairment	10,869	1,515	2,802	1,028	16,214

Ending balance	$13,389	$2,192	$3,942	$1,031	$20,554

Period-end balances:
Loans individually evaluated for impairment	$27,667	$2,882	$13,500	$4,035	$48,084
Loans collectively evaluated for impairment	773,070	52,407	170,909	35,978	1,032,364

Ending balance	$800,737	$55,289	$184,409	$40,013	$1,080,448

Allowance For Loan Losses
(Dollars in thousands)
	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
For the three months ended March 31, 2013
Beginning balance (12/31/12)	$13,819	$1,404	$4,459	$1,448	$21,130
Provision	2,029	(18)	238	(185)	2,064
Chargeoffs	(1,206)	(226)	(600)	(128)	(2,160)
Recoveries	265	283	157	88	793

Ending balance (03/31/13)	$14,907	$1,443	$4,254	$1,223	$21,827

December 31, 2013
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,786	$680	$859	$—	$3,325
Loans collectively evaluated for impairment	12,008	1,601	3,443	739	17,791

Ending balance	$13,794	$2,281	$4,302	$739	$21,116

Period-end balances:
Loans individually evaluated for impairment	$27,224	$3,092	$13,821	$4,044	$48,181
Loans collectively evaluated for impairment	753,220	50,257	175,410	22,097	1,000,984

Ending balance	$780,444	$53,349	$189,231	$26,141	$1,049,165

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any chargeoffs or partial chargeoffs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2014:

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$5,807	$4,431	$—	$11,424	$—	$39
Multifamily residential	90	90	—	490	—	—
Nonresidential	5,514	3,920	—	4,943	2	11
Land	3,913	487	—	487	—	—

Total	15,324	8,928	—	17,344	2	50
Construction loans
One-to four-family residential	1,350	641	—	1,160	—	—
Multifamily and nonresidential	—	—	—	—	—	—

Total	1,350	641	—	1,160	—	—
Consumer loans
Home Equity	2,259	1,751	—	6,623	26	45
Auto	72	51	—	49	—	3
Marine	157	157	—	166	—	3
Recreational vehicle	188	66	—	452	—	4
Other	1	1	—	1	—	—

Total	2,677	2,026	—	7,291	26	55
Commercial loans
Secured	4,073	3,711	—	4,149	—	1
Unsecured	3,945	—	—	1	—	43

Total	8,018	3,711	—	4,150	—	44

Total	$27,369	$15,306	$—	$29,945	$28	$149

(Continued)

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$16,487	$16,231	$2,224	$7,951	$171	$177
Multifamily residential	1,185	1,085	206	335	11	16
Nonresidential	1,914	1,423	90	1,167	1	4
Land	—	—	—	—	—	—

Total	19,586	18,739	2,520	9,453	183	197
Construction loans
One-to four-family residential	3,829	2,241	677	2,266	—	—
Multifamily and nonresidential	—	—	—	—	—	—

Total	3,829	2,241	677	2,266	—	—
Consumer loans
Home Equity	10,668	10,638	999	5,028	153	160
Auto	9	9	—	2	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	856	827	141	553	5	5
Other	—	—	—	—	—	—

Total	11,533	11,474	1,140	5,583	158	165
Commercial loans
Secured	324	324	3	132	—	—
Unsecured	—	—	—	—	—	—

Total	324	324	3	132	—	—

Total	$35,272	$32,778	$4,340	$17,434	$341	$362

Total	$62,641	$48,084	$4,340	$47,379	$369	$511

The following tables present loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2013:

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$19,294	$17,454	$—	$19,759	$155	$164
Multifamily residential	775	681	—	1,784	—	1
Nonresidential	6,255	5,657	—	13,545	9	35
Land	3,700	3,700	—	4,278	—	—

Total	30,024	27,492	—	39,366	164	200
Construction loans
One-to four-family residential	12,493	1,526	—	3,855	—	3
Multifamily and nonresidential	—	—	—	—	—	—

Total	12,493	1,526	—	3,855	—	3
Consumer loans
Home Equity	9,463	8,874	—	6,685	108	116
Auto	58	37	—	48	—	1
Marine	188	188	—	226	—	2
Recreational vehicle	1,131	1,000	—	722	5	6
Other	7	7	—	5	—	—

Total	10,847	10,106	—	7,686	113	125
Commercial loans
Secured	2,046	1,141	—	1,307	—	18
Unsecured	3,291	712	—	250	15	11

Total	5,337	1,853	—	1,557	15	29

Total	$58,701	$40,977	$—	$52,464	$292	$357

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$735	$735	$260	$1,269	$—	$—
Multifamily residential	1,120	1,064	281	2,062	2	2
Nonresidential	12,610	12,095	1,840	11,933	5	15
Land	3,913	2,127	727	2,441	—	—

Total	18,378	16,021	3,108	17,705	7	17
Construction loans
One-to four-family residential	5,306	3,411	318	6,801	—	—
Multifamily and nonresidential	—	—	—	—	—	—

Total	5,306	3,411	318	6,801	—	—
Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	—	—	—	18	—	—
Other	—	—	—	—	—	—

Total	—	—	—	18	—	—
Commercial loans
Secured	571	204	10	409	—	3
Unsecured	—	—	—	—	—	—

Total	571	204	10	409	—	3

Total	24,255	19,636	3,436	24,933	7	20

Total	$82,956	$60,613	$3,436	$77,397	$299	$377

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2013:

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Permanent real estate
One-to four-family residential	$13,321	$11,309	$—
Multifamily residential	662	567	—
Nonresidential	6,451	5,311	—
Land	3,913	487	—

Total	24,347	17,674	—
Construction loans
One-to four-family residential	1,433	825	—
Multifamily and nonresidential	—	—	—

Total	1,433	825	—
Consumer loans
Home Equity	6,458	5,808	—
Auto	83	66	—
Marine	160	160	—
Recreational vehicle	429	386	—
Other	2	2	—

Total	7,132	6,422	—
Commercial loans
Secured	4,414	4,044	—
Unsecured	4,067	—	—

Total	8,481	4,044	—

Total	$41,393	$28,965	$—

(Continued)

Impaired Loans
(Dollars in thousands)
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With a specific allowance recorded
Permanent real estate
One-to four-family residential	$8,897	$8,897	$1,675
Multifamily residential	185	85	25
Nonresidential	908	568	86
Land	—	—	—

Total	9,990	9,550	1,786
Construction loans
One-to four-family residential	3,895	2,267	680
Multifamily and nonresidential	—	—	—

Total	3,895	2,267	680
Consumer loans
Home Equity	6,743	6,743	719
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	656	656	140
Other	—	—	—

Total	7,399	7,399	859
Commercial loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total	$21,284	$19,216	$3,325

Total	$62,677	$48,181	$3,325

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of March 31, 2014:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
As of March 31, 2014
(Dollars in thousands)
	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$6,133	$—
Multifamily residential	1,158	—
Nonresidential	5,033	—
Land	532	—

Total	12,856	—

Construction Loans
One-to four-family residential	2,884	—
Multifamily and nonresidential	—	—

Total	2,884	—

Consumer Loans
Home Equity	2,724	—
Auto	80	—
Marine	130	—
Recreational vehicle	147	—
Other	8	—

Total	3,089	—

Commercial Loans
Secured	4,026	—
Unsecured	129	—

Total	4,155	—

Total	$22,984	$—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2013:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing
As of December 31, 2013
(Dollars in thousands)
	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$6,356	$—
Multifamily residential	641	—
Nonresidential	5,560	—
Land	496	—

Total	13,053	—

Construction Loans
One-to four-family residential	3,084	—
Multifamily and nonresidential	—	—

Total	3,084	—

Consumer Loans
Home Equity	2,726	45
Auto	110	—
Marine	136	—
Recreational vehicle	263	—
Other	13	—

Total	3,248	45

Commercial Loans
Secured	4,028	—
Unsecured	130	—

Total	4,158	—

Total	$23,543	$45

The following table presents an age analysis of past-due loans, segregated by class of loans as of March 31, 2014:

Past Due Loans
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$765	$401	$4,105	$5,271	$605,608	$610,879
Multifamily residential	460	—	159	619	53,614	54,233
Nonresidential	10	—	4,962	4,972	120,824	125,796
Land	—	—	532	532	9,297	9,829

Total	1,235	401	9,758	11,394	789,343	800,737

Construction Loans
One-to four-family residential	—	—	2,884	2,884	52,198	55,082
Multifamily and nonresidential	—	—	—	—	207	207

Total	—	—	2,884	2,884	52,405	55,289

Consumer Loans
Home Equity	375	143	1,829	2,347	154,131	156,478
Auto	—	—	33	33	5,186	5,219
Marine	61	—	—	61	4,156	4,217
Recreational vehicle	849	170	54	1,073	15,450	16,523
Other	5	9	7	21	1,951	1,972

Total	1,290	322	1,923	3,535	180,874	184,409

Commercial Loans
Secured	—	10	4,015	4,025	35,858	39,883
Unsecured	24	—	129	153	(23)	130

Total	24	10	4,144	4,178	35,835	40,013

Total	$2,549	$733	$18,709	$21,991	$1,058,457	$1,080,448

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2013:

Past Due Loans
(Dollars in thousands)
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$1,482	$379	$4,687	$6,548	$578,477	$585,025
Multifamily residential	359	—	190	549	53,936	54,485
Nonresidential	13	—	5,456	5,469	125,782	131,251
Land	—	36	496	532	9,151	9,683

Total	1,854	415	10,829	13,098	767,346	780,444

Construction Loans
One-to four-family residential	—	—	3,084	3,084	50,265	53,349
Multifamily and nonresidential	—	—	—	—	—	—

Total	—	—	3,084	3,084	50,265	53,349

Consumer Loans
Home Equity	541	452	2,111	3,104	156,691	159,795
Auto	5	—	49	54	5,615	5,669
Marine	—	—	—	—	4,308	4,308
Recreational vehicle	117	199	3	319	17,028	17,347
Other	1	7	10	18	2,094	2,112

Total	664	658	2,173	3,495	185,736	189,231

Commercial Loans
Secured	—	11	4,017	4,028	21,686	25,714
Unsecured	—	—	130	130	297	427

Total	—	11	4,147	4,158	21,983	26,141

Total	$2,518	$1,084	$20,233	$23,835	$1,025,330	$1,049,165

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2014:

	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	9	$569	$576
Multifamily residential	—	—	—
Nonresidential	1	120	120
Land	—	—	—

Total	10	689	696

Construction Loans
One-to four-family residential	—	—	—
Multifamily and nonresidential	—	—	—

Total	—	—	—

Consumer Loans
Home Equity	10	552	559
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	10	552	559

Commercial Loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total Restructured Loans	20	$1,241	$1,255

The troubled debt restructurings described above increased the allowance for loan losses by $56,000, but did not result in any chargeoffs during the three months ended March 31, 2014.

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification as of March 31, 2014:

	Number of loans	Recorded Investment
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	3	$550
Multifamily residential	1	460
Nonresidential	—	—
Land	2	487

Total	6	1,497

Construction Loans
One-to four-family residential	1	488
Multifamily and nonresidential	—	—

Total	1	488

Consumer Loans
Home Equity	6	230
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—

Total	6	230

Commercial Loans
Secured	—	—
Unsecured	—	—

Total	—	—

Total Restructured Loans	13	$2,215

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three months ended March 31, 2014, and had no effect on the provision for loan losses.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification as of December 31, 2013:

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

The troubled debt restructurings described above that subsequently defaulted resulted in no charge-offs during the twelve months ended December 31, 2013, and had no effect on the provision for loan losses.

The terms of certain other loans were modified during the periods ended March 31, 2014 and December 31, 2013, but they did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of March 31, 2014 of $15.2 million and at December 31, 2013 of $66.4 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Asset quality ratings are divided into two groups: Pass (unclassified) and Classified. Within the unclassified group, certain loans that display potential weakness are risk rated as special mention. In addition, there are three classified risk ratings: substandard, doubtful and loss. These specific credit risk categories are defined as follows:

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

As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans
March 31, 2014
(Dollars in thousands)
	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$601,575	$1,465	$7,839	$—	$—	$7,839	$610,879
Multifamily residential	47,764	4,266	2,203	—	—	2,203	54,233
Nonresidential	87,295	8,278	30,223	—	—	30,223	125,796
Land	9,220	122	487	—	—	487	9,829

Total	745,854	14,131	40,752	—	—	40,752	800,737

Construction Loans
One-to four-family residential	52,200	—	2,882	—	—	2,882	55,082
Multifamily and nonresidential	207	—	—	—	—	—	207

Total	52,407	—	2,882	—	—	2,882	55,289

Consumer Loans
Home Equity	153,458	—	3,020	—	—	3,020	156,478
Auto	5,129	—	90	—	—	90	5,219
Marine	4,056	4	157	—	—	157	4,217
Recreational vehicle	16,352	—	171	—	—	171	16,523
Other	1,955	—	17	—	—	17	1,972

Total	180,950	4	3,455	—	—	3,455	184,409

Commercial Loans
Secured	34,084	225	5,574	—	—	5,574	39,883
Unsecured	10	—	120	—	—	120	130

Total	34,094	225	5,694	—	—	5,694	40,013

Total	$1,013,305	$14,360	$52,783	$—	$—	$52,783	$1,080,448

Loans
December 31, 2013
(Dollars in thousands)
	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$575,903	$404	$8,718	$—	$—	$8,718	$585,025
Multifamily
Residential	48,918	2,962	2,605	—	—	2,605	54,485
Nonresidential	90,115	12,222	28,914	—	—	28,914	131,251
Land	9,069	127	487	—	—	487	9,683

Total	724,005	15,715	40,724	—	—	40,724	780,444

Construction Loans
One-to four-family
Residential	50,257	—	3,092	—	—	3,092	53,349
Multifamily and
Nonresidential	—	—	—	—	—	—	—

Total	50,257	—	3,092	—	—	3,092	53,349

Consumer Loans
Home Equity	156,841	46	2,954	—	—	2,954	159,841
Auto	5,507	5	116	—	—	116	5,628
Marine	4,143	—	160	—	—	160	4,303
Recreational vehicle	17,066	—	281	—	—	281	17,347
Other	2,099	—	13	—	—	13	2,112

Total	185,656	51	3,524	—	—	3,524	189,231

Commercial Loans
Secured	19,714	190	5,810	—	—	5,810	25,714
Unsecured	68	—	359	—	—	359	427

Total	19,782	190	6,169	—	—	6,169	26,141

Total	$979,700	$15,956	$53,509	$—	$—	$53,509	$1,049,165

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion as of March 31, 2014 and December 31, 2013. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$824,060	$827,146
FNMA	277,211	283,340

Escrow balances are maintained at the Federal Home Loan Bank (FHLB) in connection with serviced loans totaling $1.1 million and $1.7 million at March 31, 2014 and December 31, 2013, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Dollars in thousands)
Balance, beginning of year	$5,941	$5,506
Originations	254	1,282
Amortized to expense	(392)	(660)

Balance, end of period	5,803	6,128
Less valuation allowance	(1)	(245)

Net balance	$5,802	$5,883

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Dollars in thousands)
Balance, beginning of year	$—	$(680)
Impairment charges	(1)	—
Recoveries	—	435

Balance, end of period	$(1)	$(245)

The fair value of mortgage servicing rights as of March 31, 2014, was approximately $9.9 million and at December 31, 2013, the fair value was approximately $10.2 million.

Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2014, and December 31, 2013, were as follows:

	March 31, 2014	December 31, 2013
Weighted average prepayment rate	189 PSA	182 PSA
Weighted average life (in years)	3.83	3.94
Weighted average discount rate	8.00%	8.00%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Real estate owned and other repossessed assets	$8,288	$10,400
Valuation allowance	(3,588)	(4,059)

End of period	$4,700	$6,341

Activity in the valuation allowance was as follows:

	March 31, 2014	March 31, 2013
	(Dollars in thousands)
Beginning of year	$4,059	$6,796
Additions charged to expense	292	323
Reductions due to sales	(763)	(912)

End of period	$3,588	$6,207

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Dollars in thousands)
Net loss on sales	$91	$108
Provision for unrealized losses, net	292	323
Operating expenses, net of rental income	213	493

Total expenses	$596	$924

9.	OTHER POSTRETIREMENT BENEFIT PLANS

Home Savings sponsors a defined benefit health care plan that was curtailed in 2000, but continues to provide post-retirement medical benefits for employees who had worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. The plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, post-retirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding.

Components of net periodic benefit cost are as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Service cost	$—	$—
Interest cost	14	13
Expected return on plan assets	—	—
Net amortization of prior service cost	(19)	(19)
Recognized net actuarial gain	(36)	(28)

Net periodic benefit cost/(gain)	$(41)	$(34)

Assumptions used in the valuations were as follows:
Weighted average discount rate	3.95%	3.00%

10.	FAIR VALUE MEASUREMENT

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

Purchased and written certificate of deposit option: Home Savings periodically enters into written and purchased option derivative instruments to facilitate the Power CD. The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheets. Home Savings uses an independent third party that performs a market valuation analysis for purchased and written certificate of deposit options. (Level 2)

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2014 Using:
	March 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$230,716	$—	$230,716	$—
Equity securities	458	458	—	—
Mortgage-backed GSE securities: residential	286,214	—	286,214	—
Mortgage servicing assets	103	—	103	—
Interest rate caps	419	—	—	419
Purchased certificate of deposit option	267	—	267	—
Liabilities
Written certificate of deposit option	267	—	267	—

		Fair Value Measurements at December 31, 2013 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$222,293	$—	$222,293	$—
Equity securities	445	445	—	—
Mortgage-backed GSE securities: residential	288,268	—	288,268	—
Interest rate caps	546	—	—	546
Purchased certificate of deposit option	155	—	155	—
Liabilities
Written certificate of deposit option	155	—	155	—

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2014 and 2013:

	Interest Rate Caps
	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$546	$436
Total gains (losses) for the period
Included in other income	2	138
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(129)	(130)
Sales	—	—

Balance of recurring Level 3 assets at end of period	$419	$444

There were no transfers between Level 2 and Level 3 during 2014 or 2013.

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Interest rate caps	$419	Discounted cash flow	Discount rate	0.35%-1.5%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Interest rate caps	$546	Discounted cash flow	Discount rate	0.35%-1.5%

The fair value of interest rate caps was determined using proprietary models from third-party sources taking into account such factors as size of the transaction, the lack of a quoted market and the custom-tailored nature of the transaction. The fair value is inclusive of interest accruals, as applicable.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2014 Using:
	March 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$1,171	$—	$—	$1,171
Construction loans	1,564	—	—	1,564
Other real estate owned, net:
Permanent real estate	1,435	—	—	1,435
Construction	1,988	—	—	1,988

		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$2,219	$—	$—	$2,219
Construction loans	1,587	—	—	1,587
Consumer loans	339	—	—	339
Other real estate owned, net:
Permanent real estate loans	1,939	—	—	1,939
Construction loans	2,310	—	—	2,310

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $2.7 million at March 31, 2014, that includes a specific valuation allowance of $959,000. This resulted in an increase of the provision for loan losses of $469,000 during the three months ended March 31, 2014. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $16.2 million at March 31, 2013, which includes a specific valuation allowance of $3.4 million. This resulted in an increase in the provision for loan losses of $2.9 million during the three months ended March 31, 2013. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.1 million at December 31, 2013, that includes a specific valuation allowance of $792,000. This resulted in an increase of the provision for loan losses of $1.5 million during the twelve months ended December 31, 2013.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At March 31, 2014, mortgage servicing rights carried at fair value was $103,000, resulting in a net valuation allowance of $1,000 for the three months ended March 31, 2014. At March 31, 2013, mortgage servicing rights, carried at fair value, totaled $5.9 million, which is made up of the outstanding balance of $6.1 million, net of a valuation allowance of $245,000. At December 31, 2013, mortgage servicing rights carried at fair value was $0, resulting in a net recovery of $680,000 for the year ended December 31, 2013. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At March 31, 2014, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a net carrying amount of $3.4 million, with a valuation allowance of $3.6 million. This resulted in additional expenses of $292,000 during the three months ended March 31, 2014. At March 31, 2013, other real estate owned had a net carrying amount of $8.8 million with a valuation allowance of $6.2 million. This resulted in additional expenses of $323,000 during the three months ended March 31, 2013. At December 31, 2013, other real estate owned had a net carrying amount of $4.2 million, with a valuation allowance of $4.1 million. This resulted in additional expenses of $2.0 million during the twelve months ended December 31, 2013.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
		(Dollars in thousands)
Impaired loans:
Permanent real estate loans	$1,171	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-56.90% (11.78%)
		Income approach	Adjustment for differences in net operating income Capitalization rate	3.95%-14.62% (9.41%)
Construction loans	1,564	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (11.90%)
Other real estate owned, net:
Permanent real estate loans	1,435	Sales comparison approach	Adjustment for differences between comparable sales	6.00%-46.53% (17.76%)
Construction loans	1,988	Sales comparison approach	Adjustment for differences between comparable sales	6.54%-26.63% (9.24%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
		(Dollars in thousands)
Impaired loans:
Permanent real estate loans	$2,219	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-56.90% (11.78%)
		Income approach	Adjustment for differences in net operating income Capitalization rate	3.95%-14.62% (9.41%)
Construction loans	1,587	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (11.90%)
Consumer loanss	339	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (5.00%)
Other real estate owned, net:
Permanent real estate loans	1,939	Sales comparison approach	Adjustment for differences between comparable sales	6.00%-46.53% (17.76%)
Construction loans	2,310	Sales comparison approach	Adjustment for differences between comparable sales	6.54%-26.63% (9.24%)

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at March 31, 2014 and December 31, 2013, were as follows:

		Fair Value Measurements at March 31, 2014 Using:
	March 31, 2014
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$62,235	$62,235	$—	$—
Available for sale securities	517,388	458	516,930	—
Loans held for sale	4,230	—	4,258	—
Loans, net	1,060,901	—	—	1,068,745
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,161	—	1,964	3,197
Interest rate caps	419	—	—	419
Purchased certificate of deposit option	267	—	267	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(929,720)	(929,720)	—	—
Certificates of deposit	(468,347)	—	(476,104)	—
FHLB advances	(50,000)	—	(54,903)	—
Repurchase agreements and other	(90,572)	—	(97,200)	—
Advance payments by borrowers for taxes and insurance	(12,246)	—	(12,246)	—
Accrued interest payable	(585)	—	(585)	—
Written certificate of deposit option	(267)	—	(267)	—

		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013 Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$77,331	$77,331	$—	$—
Available for sale securities	511,006	445	510,561	—
Loans held for sale	4,838	—	4,866	—
Loans, net	1,029,192	—	—	1,031,491
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	5,694	—	2,584	3,110
Interest rate caps	546	—	—	546
Purchased certificate of deposit option	155	—	155	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(899,481)	(899,481)	—	—
Certificates of deposit	(492,271)	—	(500,651)	—
FHLB advances	(50,000)	—	(55,327)	—
Repurchase agreements and other	(90,578)	—	(98,462)	—
Advance payments by borrowers for taxes and insurance	(20,060)	—	(20,060)	—
Accrued interest payable	(550)	—	(550)	—
Written certificate of deposit option	(155)	—	(155)	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c) Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: for variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification; fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification; and impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

11.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2014	2013
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$3,068	$3,485
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	233	664
Amortization of preferred stock discount	—	821

12.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. Stock options for 407,297 shares were anti-dilutive for the three months ended March 31, 2014 and stock options for 816,342 shares were anti-dilutive for the three months ended March 31, 2013. Convertible preferred stock totaling 7,942 shares was anti-dilutive for the three months ended March 31, 2013.

	Three months ended	Three months ended
	March 31,	March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$2,094	$2,682
Net income allocated to participating securities	(9)	(10)
Amortization of discount on preferred stock	—	(821)

Net income allocated to common stock	$2,085	$1,851

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$—	$—
Undistributed earnings allocated to common stock	2,085	1,851

Net income allocated to common stock	$2,085	$1,851

Weighted average common shares outstanding, including shares considered participating securities	50,407	33,689
Less: Average participating securities	(211)	(124)

Weighted average shares	50,196	33,565

Basic earnings per common share	$0.04	$0.06

Diluted earnings per common share computation:
Net income allocated to common stock	$2,085	$1,851

Weighted average common shares outstanding for basic earnings per common share	50,196	33,565
Add: Dilutive effects of assumed exercises of stock options	254	264

Weighted average shares and dilutive potential common shares	50,450	33,829

Diluted earnings per common share	$0.04	$0.05

As previously announced and described under Note 16 below, United Community sold 7,942 preferred shares to various investors. In accordance with U.S. GAAP, United Community recorded a beneficial conversion feature (“BCF”) related to the issuance of these preferred shares because they contain a conversion feature at a fixed rate that was in-the-money when issued. A BCF is “in-the-money” when the investor is deemed to be able to obtain the underlying common shares at a below-market price upon conversion of the preferred shares. The BCF was recognized in United Community’s Shareholders’ Equity and measured by allocating a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The effective purchase price of the common shares into which the preferred shares were convertible was deemed to be $2.75, which was used to compute the intrinsic value. The intrinsic value was calculated as the difference between the deemed purchase price of the common shares ($2.75 per share) and the market value ($3.60 per share) on the date the preferred shares were issued (March 22, 2013), multiplied by the number of shares into which the preferred shares were convertible. The BCF resulting from the issuance of the preferred shares of United Community is calculated as follows:

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

Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and reflects no change in unrealized gains and losses on postretirement liability. The change includes $3,000 reclassification of gains on sales of securities and no impairment charges for the three months ended March 31, 2014, and gains on sales of securities of $721,000 and no impairment charges for the three months ended March 31, 2013.

Other comprehensive income (loss) components and related tax effects for the three month periods are as follows:

	Three months ended March 31,
	2014	2013
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$12,571	$(2,242)
Unrealized holding gain (loss) on postretirement benefits	—	—
Reclassification adjustment for (gains) losses realized in income	(3)	(721)

Net unrealized gains	12,568	(2,963)
Tax effect	—	—

Net of tax amount	$12,568	$(2,963)

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at December 31, 2013	Current Period Change	Balance at March 31, 2014
	(Dollars in thousands)
Unrealized gains (losses) on securities available for sale	$(43,364)	$12,568	$(30,796)
Unrealized gains (losses) on post-retirement benefits	1,699	—	1,699

Total	$(41,665)	$12,568	$(29,097)

	Balance at December 31, 2012	Current Period Change	Balance at March 31, 2013
	(Dollars in thousands)
Unrealized gains (losses) on securities available for sale	$5,082	$(2,963)	$2,119
Unrealized gains (losses) on post-retirement benefits	1,600	—	1,600

Total	$6,682	$(2,963)	$3,719

The following is a summary of each component of accumulated other comprehensive income (loss) that was reclassified into net income during the three months ended March 31, 2014:

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (12/31/2013)	$(43,364)	$1,699	$(41,665)
Other comprehensive income before reclassification	12,571	—	12,571
Amounts reclassified from accumulated other compressive income	(3)	—	(3)

Net current period other comprehensive income	12,568	—	12,568

Ending balance (03/31/2014)	$(30,796)	$1,699	$(29,097)

The following is a summary of each component of accumulated other comprehensive income (loss) that was reclassified into net income during the three months ended March 31, 2013:

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
Beginning balance	$5,082	$1,600	$6,682
Other comprehensive loss before reclassification	(2,242)	—	(2,242)
Amounts reclassified from accumulated other comprehensive income	(721)	—	(721)

Net current period other comprehensive loss	(2,963)	—	(2,963)

Ending balance	$2,119	$1,600	$3,719

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2014:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item on the Statement Where Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(3)	Net gains on securities available for sale
	—	Tax expense (benefit)

	(3)	Net of tax
Total reclassification during the period	$(3)

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item on the Statement Where Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(721)	Net gains on securities available for sale
	—	Tax expense (benefit)

	(721)	Net of tax
Total reclassification during the period	$(721)

14.	REGULATORY CAPITAL REQUIREMENTS

Home Savings is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Home Savings and United Community. The regulations require Home Savings to meet specific capital adequacy guidelines in keeping with the regulatory framework for prompt corrective action that involve quantitative measures of Home Savings’ assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Home Savings’ capital classification is also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.

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

	As of March 31, 2014
	Actual		Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$203,513	19.68%	$82,731	8.00%	$103,414	10.00%
Tier 1 capital to risk-weighted assets	190,492	18.42%	*	*	62,048	6.00%
Tier 1 capital to average total assets**	190,492	10.71%	71,177	4.00%	88,971	5.00%

	As of December 31, 2013
	Actual		Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$200,835	19.76%	$81,293	8.00%	$101,616	10.00%
Tier 1 capital to risk-weighted assets	188,029	18.50%	*	*	60,969	6.00%
Tier 1 capital to average total assets**	188,029	10.50%	71,611	4.00%	89,514	5.00%

*	Ratio is not required under regulations
**	Tier 1 Leverage Capital Ratio

As of March 31, 2014 and December 31, 2013, Home Savings is considered well capitalized.

15.	INCOME TAXES

As of March 31, 2014, the net deferred tax asset (prior to any valuation allowance) was $37.3 million, and as of December 31, 2013, the net deferred tax asset (prior to any valuation allowance) was $42.8 million. The primary reason for the change in the net deferred tax asset (prior to any valuation allowance) was due to the change in unrealized losses on available for sale securities during the first quarter of 2014. Management recorded a valuation allowance against the net deferred tax assets at March 31, 2014 and December 31, 2013 based on consideration of, but not limited to, its cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

The Company’s taxes payable for the period ended March 31, 2014 are the result of the application of the alternative minimum tax.

16.	CAPITAL RAISE

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three Months Ended March 31,
	2014	2013
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	0.48%	0.59%
Return on average equity (3)	4.52%	6.14%
Interest rate spread (4)	2.91%	2.85%
Net interest margin (5)	3.07%	3.01%
Noninterest expense to average assets	3.10%	3.05%
Efficiency ratio (6)	83.45%	75.55%
Average interest-earning assets to average interest-bearing liabilities	121.07%	118.44%
Capital ratios:
Average equity to average assets	10.63%	9.60%
Equity to assets, end of period	10.85%	11.27%
Tier 1 leverage ratio	10.71%	9.84%
Tier 1 risk-based capital ratio	18.42%	17.02%
Total risk-based capital ratio	19.68%	18.28%
Asset quality ratio:
Nonperforming loans to total loans at end of period (7)	2.17%	4.32%
Nonperforming assets to average assets (8)	1.59%	3.32%
Nonperforming assets to total assets at end of period	1.58%	3.30%
Allowance for loan losses as a percent of loans	1.90%	2.07%
Allowance for loan losses as a percent of nonperforming loans (7)	89.43%	48.81%
Texas ratio (9)	13.17%	26.52%
Total classified assets as a percent of Tier 1 Capital	30.18%	40.87%
Total classified loans as a percent of Tier 1 Capital and ALLL	25.01%	28.60%
Total classified assets as a percent of Tier 1 Capital and ALLL	27.24%	36.44%
Net chargeoffs as a percent of average loans	0.23%	0.52%
Delinquent loans to total loans	2.07%	4.51%
Total 90+ days past due as a percent of total loans	1.76%	3.88%
Office data:
Number of full service banking offices	33	33
Number of loan production offices	10	9
Per share data:
Basic earnings (loss) (10)	$0.04	$0.06
Diluted earnings (loss) (10)	0.04	0.05
Book value (11)	3.76	4.81
Tangible book value (12)	3.76	4.81

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
9.	Nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses
10.	Net income divided by the number of basic or diluted shares outstanding
11.	Shareholders’ equity divided by number of shares outstanding
12.	Shareholders’ equity minus core deposit intangible divided by number of shares outstanding
13.	United Community uses certain non-GAAP financial measures, such as the tangible common equity to tangible common assets ratio (TCE), to provide information for investors to effectively analyze financial trends of ongoing business activities, and to enhance comparability with peers across the financial sector. The Company believes TCE is useful because it is a measure utilized by regulators, market analysts and investors in evaluating a company’s financial condition and capital strength. TCE, as defined by The Company, represents common equity less core deposit intangible assets. A reconciliation from our GAAP total equity to total assets ratio to the non-GAAP tangible common equity to tangible assets ratio is presented below (dollars in thousands):

	At or For the Three Months Ended March 31,
	2014	2013
Total assets	$1,749,144	$1,831,776
Less: Core deposit intangible	133	215
Tangible assets (Non-GAAP)	$1,749,011	$1,831,561
Total common equity	$189,829	$206,511
Less: Core deposit intangible	133	215
Tangible common equity (Non-GAAP)	$189,696	$206,296
Total equity/Total assets	10.85%	11.27%
Tangible common equity/Tangible assets (non-GAAP)	10.85%	11.26%

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

Total assets increased $11.3 million to $1.7 billion at March 31, 2014, compared to December 31, 2013. Contributing to the change were increases in available for sale securities of $6.4 million and net loans of $31.7 million, offset by decreases in cash and cash equivalents of $15.1 million, Federal Home Loan Bank stock of $8.4 million and real estate owned and other repossessed assets of $1.6 million.

Funds not currently utilized for general corporate purposes are invested in overnight funds and available for sale securities. Cash and cash equivalents decreased during the first three months of 2014 as excess funds held on deposit at the Federal Reserve were used to fund loan growth during the quarter.

The increase in available for sale securities was the result of a positive market value adjustment of $12.6 million during the first quarter of 2014 offset by maturities, paydowns and amortization of securities totaling $6.2 million. Despite the reduction of the unrealized loss position on the available for sale securities portfolio, the balance of the unrealized loss position at March 31, 2014 was $27.8 million. The unrealized loss position is entirely driven by the level of interest rates and The Company expects to recover the loss as it expects to receive all principal and interest payments contractually due and it has the ability and intent to hold the securities until maturity. All of the securities are GSE issued debt or mortgage-backed securities and carry the same rating as the U.S. Government.

The duration of the securities portfolio was approximately 6.7 years at March 31, 2014. There is risk that longer term rates could rise further resulting in greater unrealized losses, but it is also possible that longer term rates could fall resulting in the recovery of all of the unrealized losses. Management continues to allow the portfolio to decline as no new investment purchases are being considered at this time. In addition, the Company may look for opportunities to sell securities to reduce the portfolio or change the duration characteristics of the portfolio.

Net loans increased $31.7 million during the first three months of 2014. Contributing to the increase was a combination of an increase in permanent construction and secured commercial loan demand during the period. See Note 6 to the consolidated financial statements for additional information regarding the composition of net loans.

The following table summarizes the trend in the allowance for loan losses as of March 31, 2014:

	Allowance For Loan Losses
	(Dollars in thousands)
	December 31, 2013	Provision	Recovery	Chargeoff	March 31, 2014
Real Estate Loans
Permanent
One-to four-family residential	$8,319	$(64)	$152	$(315)	$8,092
Multifamily residential	610	198	—	(5)	803
Nonresidential	4,791	114	40	(292)	4,653
Land	74	4	—	—	78

Total	13,794	252	192	(612)	13,626

Construction Loans
One-to four-family residential	2,281	(181)	21	(100)	2,021
Multifamily and nonresidential	—	6	—	—	6

Total	2,281	(175)	21	(100)	2,027

Consumer Loans
Home Equity	3,552	(281)	44	(171)	3,144
Auto	35	(2)	3	(6)	30
Marine	40	32	12	—	84
Recreational vehicle	661	67	38	(144)	622
Other	14	10	77	(86)	15

Total	4,302	(174)	174	(407)	3,895

Commercial Loans
Secured	686	283	16	—	985
Unsecured	53	(153)	166	(45)	21

Total	739	130	182	(45)	1,006

Total	$21,116	$33	$569	$(1,164)	$20,554

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $20.6 million at March 31, 2014, down from $21.1 million at December 31, 2013. The allowance for loan losses as a percentage of loans was 1.90% at March 31, 2014, compared to 2.01% at December 31, 2013. The allowance for loan losses as a percentage of nonperforming loans was 89.43% at March 31, 2014, compared to 89.52% at December 31, 2013. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

Chargeoffs exceeded provision in permanent real estate, construction and consumer loans in 2014. Home Savings individually analyzed a large portion of impaired mortgage and home equity loans in the first quarter of 2014. Many of these loans were deemed to have adequate collateral to cover any potential future losses. This analysis allowed Home Savings to release a portion of the reserves that had been set aside for potential losses on these loans. Loans that did not have adequate collateral were written down to fair value.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $48.1 million at March 31, 2014 as compared to $48.2 million at December 31, 2013. The schedule below summarizes impaired loans for March 31, 2014 and December 31, 2013.

Impaired Loans
(Dollars in thousands)
	March 31, 2014	December 31, 2013	Change
Real Estate Loans
Permanent
One-to four-family residential	$20,662	$20,206	$456
Multifamily residential	1,175	652	523
Nonresidential	5,343	5,879	(536)
Land	487	487	—

Total	27,667	27,224	443

Construction Loans
One-to four-family residential	2,882	3,092	(210)
Multifamily and nonresidential	—	—	—

Total	2,882	3,092	(210)

Consumer Loans
Home Equity	12,389	12,550	(161)
Auto	60	66	(6)
Boat	157	160	(3)
Recreational vehicle	893	1,043	(150)
Other	1	2	(1)

Total	13,500	13,821	(321)

Commercial Loans
Secured	4,035	4,044	(9)
Unsecured	—	—	—

Total	4,035	4,044	(9)

Total Impaired Loans	$48,084	$48,181	$(97)

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

A debt restructuring is not necessarily a TDR for purposes of this definition even if the borrower is experiencing some financial difficulties. A TDR is not involved if:

•	the fair value of cash, other assets, or an equity interest accepted by Home Savings from a borrower in full satisfaction of its loan at least equals the recorded investment in the loan;

•	the fair value of cash, other assets, or an equity interest transferred by a borrower to Home Savings in full settlement of its loan at least equals the carrying amount of the loan;

•	Home Savings reduces the effective interest rate on the loan primarily to reflect a decrease in market interest rates in general or a decrease in the risk so as to maintain a relationship with a borrower that can readily obtain funds from other sources at the current market interest rate; or

•	Home Savings issues, in exchange for the original loan, a new marketable loan having an effective interest rate based on its market price that is at or near the current market interest rates of loans with similar maturity dates and stated interest rates issued by other banks.

The change in TDRs for the three months ended March 31, 2014 is as follows:

Troubled Debt Restructurings
	March 31, 2014	December 31, 2013	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$17,000	$16,700	$300
Multifamily residential	460	463	(3)
Nonresidential	896	858	38
Land	487	487	—

Total	18,843	18,508	335

Construction Loans
One-to four-family residential	488	698	(210)
Multifamily and nonresidential	—	—	—

Total	488	698	(210)

Consumer Loans
Home Equity	10,846	11,133	(287)
Auto	9	10	(1)
Marine	—	—	—
Recreational vehicle	827	836	(9)
Other	—	—	—

Total	11,682	11,979	(297)

Commercial Loans
Secured	325	333	(8)
Unsecured	—	—	—

Total	325	333	(8)

Total Restructured Loans	$31,338	$31,518	$(180)

The decrease in the level of TDR loans during the three months ended March 31, 2014 was attributable primarily to paydowns in accordance with terms of the loans.

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. TDR loans that were on nonaccrual status aggregated $4.7 million and $4.9 million at March 31, 2014 and December 31, 2013, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $26.6 million at March 31, 2014 and $26.6 million at December 31, 2013.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $23.0 million, or 2.17% of net loans, at March 31, 2014, compared to $23.6 million, or 2.29% of net loans, at December 31, 2013.

The schedule below summarizes the change in nonperforming loans for the first three months of 2014.

Nonperforming Loans
(Dollars in thousands)
	March 31, 2014	December 31, 2013	Change
Real Estate Loans
Permanent
One-to four-family residential	$6,133	$6,356	$(223)
Multifamily residential	1,158	641	517
Nonresidential	5,033	5,560	(527)
Land	532	496	36

Total	12,856	13,053	(197)

Construction Loans
One-to four-family residential	2,884	3,084	(200)
Multifamily and nonresidential	—	—	—

Total	2,884	3,084	(200)

Consumer Loans
Home Equity	2,724	2,771	(47)
Auto	80	110	(30)
Marine	130	136	(6)
Recreational vehicle	147	263	(116)
Other	8	13	(5)

Total	3,089	3,293	(204)

Commercial Loans
Secured	4,026	4,028	(2)
Unsecured	129	130	(1)

Total	4,155	4,158	(3)

Total Nonperforming Loans	$22,984	$23,588	$(604)

Loans held for sale decreased $608,000, or 12.6%, to $4.2 million at March 31, 2014, compared to $4.8 million at December 31, 2013. The change was primarily attributable to the timing of originations and sales during the period. Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

FHLB stock decreased to $18.1 million at March 31, 2014 compared to $26.5 million at December 31, 2013. During the first quarter of 2014, the FHLB redeemed 83,962 shares, having a historical cost of $8.4 million (or $100 per share). Home Savings received cash for the redemption. There was no gain or loss recognized on the redemption. Also during the quarter, the FHLB paid a cash dividend of $267,000 in lieu of a stock dividend to its member banks.

Real estate owned and other repossessed assets decreased $1.6 million, or 25.9%, during the three months ended March 31, 2014. The following table summarizes the activity in real estate owned and other repossessed assets during the period:

	Real Estate Owned	Repossessed Assets	Total
	(Dollars in thousands)
Balance at Beginning of period	$6,318	$23	$6,341
Acquisitions	233	—	233
Sales, net	(1,559)	(23)	(1,582)
Change in valuation allowance	(292)	—	(292)

Balance at End of period	$4,700	$—	$4,700

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of March 31, 2014:

	Balance	Valuation Allowance	Net Balance
	(Dollars in thousands)
Real estate owned
One-to four-family	$2,571	$(431)	$2,140
Multifamily residential	113	(18)	95
Nonresidential	198	(60)	138
One-to four-family residential construction	5,136	(3,000)	2,136
Land	270	(79)	191

Total real estate owned	8,288	(3,588)	4,700
Repossessed assets
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—

Total repossessed assets	—	—	—

Total real estate owned and other repossessed assets	$8,288	$(3,588)	$4,700

Real estate owned and other repossessed assets are recorded at the lower of (a) the loan’s acquisition balance less cost to sell or (b) the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on nonresidential real estate properties that exceed $1.0 million in value and residential real estate properties that exceed $250,000 in value. Based on current appraisals, a valuation allowance may be established to properly reflect the asset at fair value. The increase in the valuation allowance on property acquired was due to the decline in market value of those properties.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other encumbrance provided to participants covered by the BOLI. Home Savings recognized $350,000 and $226,000, as other non-interest income based on the change in cash value of the policies in the first quarters of 2014 and 2013, respectively.

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, United Community conducts a regular assessment of all available evidence, both positive and negative. This evidence includes, but is not limited to, taxable income in prior periods, projected future income, projected future reversals of deferred tax items and the effects of tax law changes. Based on these criteria, and in particular projected usage of its net operating loss (NOL) carryforward, United Community determined that it was necessary to maintain a full valuation allowance against the deferred tax asset at March 31, 2014 and December 31, 2013. The determination was made in part because the Company remained in a three-year cumulative loss position, creating a rebuttable presumption that the Company cannot rely solely on projected future income in determining whether the deferred tax asset is more likely than not to be realized. Furthermore, management has evaluated the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income compared to accumulated NOL carryforwards. As of March 31, 2014, the net deferred tax asset was $37.3 million and at December 31, 2013, the net deferred tax asset was $42.8 million, against which a full valuation allowance was maintained. The primary reason for the change in the net deferred tax asset (prior to any valuation allowance) was due to the change in unrealized losses on available for sale securities during the first quarter of 2014. Management will continue to conduct a regular assessment of the need to maintain a full valuation allowance against its deferred tax asset. To that end, management will continue to apply its judgment in weighing both positive and negative evidence in forming its conclusions regarding potential reversal of the net deferred tax asset valuation allowance.

Total deposits increased $6.3 million to $1.4 billion at March 31, 2014, compared to December 31, 2013. Savings and checking deposits both increased and were only partially offset by the decline in certificates of deposit. As of March 31, 2014, Home Savings had no brokered deposits.

Advance payments by borrowers for taxes and insurance decreased $7.8 million during the first three months of 2014. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $1.8 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $6.0 million.

Home Savings receives requests for reimbursements from both Freddie Mac and Fannie Mae to make them whole on loans sold to them in the secondary market. These loans were originated by Home Savings in the normal course, but such loans have certain defined weaknesses such that a settlement to the investor is required. For the three months ended March 31, 2014, Home Savings incurred expenses of $337,000 associated with such repurchases. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $1.3 million at March 31, 2014. Management believes this reserve is appropriate given the historical losses incurred to date and the probability that future losses will be deemed certain.

Other liabilities decreased $2.0 million to $7.8 million at March 31, 2014, from $9.8 million at December 31, 2013. The change was the result of the disbursement of funds associated with severance payments, incentive payments, legal and other consulting services, and the remittance of funds owed to the Small Business Administration after the sale of a collateral secured on a foreclosed loan.

Shareholders’ equity increased $14.8 million to $189.8 million at March 31, 2014, from $175.1 million at December 31, 2013. The change occurred as a result of net income for the quarter along with positive adjustments to other comprehensive income for the increased value of available for sale securities during the period.

Accumulated other comprehensive income improved $12.6 million from December 31, 2013 to March 31, 2014. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities included in other comprehensive income have not been recognized into income at March 31, 2014 and December 31, 2013 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell (and it is likely that management will not be required to sell) the securities prior to their anticipated recovery, and the decline in fair value is largely due to the rise in longer-term interest rates in 2013 and 2014. The fair value is expected to recover as the investments approach maturity.

In July 2013, United Community’s primary federal regulator, the FRB, and Home Savings’ primary federal regulator, the FDIC, along with other regulatory agencies, published final rules (the Basel III Capital Rules) that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

The final rule becomes effective for Home Savings on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements, effective January 1, 2015.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings and consequently Home Savings’ ability to meet its future capital requirements.

Book value per common share as of March 31, 2014 was $3.76 as compared to $3.48 per common share as of December 31, 2013. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as mentioned above.

Comparison of Operating Results for the Three Months Ended

March 31, 2014 and March 31, 2013

Net Income. United Community recognized net income for the three months ended March 31, 2014, of $2.1 million, or $0.04 per diluted common share compared to net income of $2.7 million, before amortization of the discount on preferred stock for the three months ended March 31, 2013. As part of the capital raise in 2013, United Community issued preferred stock that was later converted to common stock. No dividend was declared or paid on the preferred stock. However, because the preferred stock was issued at a price below the then market price of our common stock, the difference is deemed a non-cash dividend under U.S. Generally Accepted Accounting Principles and is deducted in the calculation of net income available to common shareholders. Therefore, net income available to common shareholders as of March 31, 2013 was $1.9 million, or $0.05 per diluted share. Net interest income for the period decreased $315,000. The provision for loan losses decreased $2.0 million during the same period. Additionally, non-interest income and noninterest expense decreased $2.5 million and $321,000, respectively. United Community’s annualized return on average assets and return on average equity were 0.48% and 4.52%, respectively, for the three months ended March 31, 2014. The annualized return on average assets and return on average equity for the comparable period in 2013 were 0.59% and 6.14%, respectively.

Net Interest Income. Net interest income for the three months ended March 31, 2014 and 2013 was $12.6 million and $12.9 million, respectively. Net interest margin for the three months ended March 31, 2014 and 2013 was 3.07% and 3.01%, respectively.

Total interest income decreased $731,000 in the first quarter of 2014 compared to the first quarter of 2013, primarily as a result of a decrease of $5.4 million in the average balance of outstanding loans as well as a decrease in the yield on net loans of 17 basis points. Further impacting the comparison, the Company also recognized a decrease in the average balance of available for sale securities of $86.2 million in the first quarter of 2014 as compared to the same quarter last year, despite an increase in the yield on those assets of 23 basis points.

Total interest expense decreased $416,000 for the quarter ended March 31, 2014, as compared to the same quarter last year. The change was due primarily to reductions of $410,000 in interest paid on deposits. The overall decrease in interest expense was partially attributable to a 9.3% growth in noninterest bearing deposits. Also contributing to the decrease between the two quarterly periods was a reduction of 8 basis points in the cost of certificates of deposit. The average outstanding balance of certificates of deposit in the first quarter of 2014 declined by $69.0 million as compared to the first quarter of 2013. Furthermore, the average balance of non-time deposits decreased $10.6 million and the cost of non-time deposits decreased 5 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended March 31, 2014, increased to 2.92% compared to 2.85% for the quarter ended March 31, 2013. The net interest margin increased six basis points to 3.07% for the three months ended March 31, 2014 compared to 3.01% for the same quarter in 2013.

	For the Three Months Ended March 31,
	2014 vs. 2013
	Increase (decrease) due to		Total increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(440)	$(65)	$(505)
Loans held for sale	192	(232)	(40)
Investment securities:
Available for sale	486	(673)	(187)
FHLB stock	26	(42)	(16)
Other interest-earning assets	6	11	17

Total interest-earning assets	$270	$(1,001)	$(731)

Interest-bearing liabilities:
Savings accounts	(43)	1	(42)
NOW and money market accounts	(54)	(8)	(62)
Certificates of deposit	(99)	(207)	(306)
Federal Home Loan Bank advances	(24)	19	(5)
Repurchase agreements and other	(1)	—	(1)

Total interest-bearing liabilities	$(221)	$(195)	(416)

Change in net interest income			$(315)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $33,000 in the first quarter of 2014, compared to $2.1 million in the first quarter of 2013. The decrease in the provision for loan losses is primarily a result of chargeoffs of $560,000 previously reserved associated with one commercial lending relationship that was settled in the first quarter of 2013. In addition, a $382,000 specific reserve was established in 2013 on another commercial relationship to adjust the net book value to an anticipated resolution balance. In 2014, Home Savings individually analyzed a large portion of impaired mortgage and home equity loans. Many of these loans were deemed to have adequate collateral which allowed Home Savings to release reserves that had been set aside for potential future losses on select loans.

Noninterest Income. Noninterest income in the first quarter of 2014 was $3.2 million, as compared to noninterest income for the first quarter of 2013 of $5.7 million. The decrease in noninterest income was driven by decreases in investment advisory income, mortgage banking income, gains on the sale of available for sale securities and other income. The decrease in investment advisory income was the result of lower sales volume in the current quarter, as compared to the same quarter last year. A $50.5 million reduction in mortgage originations sold resulted in a $1.0 million decline in mortgage banking income. The change in gains recognized on the sale of available for sale securities was the result of sales made in the first quarter of 2013 that did not reoccur in the first quarter of 2014. The change in other income was the result of lower net rental income received on real estate owned in the current quarter, compared to the same quarter last year. Also, Home Savings recognized a recovery of $138,000 on interest rate caps in the first quarter of 2013.

Noninterest Expense. Noninterest expense was $13.5 million in the first quarter of 2014, compared to $13.9 million in the first quarter of 2013; a difference of $321,000. In the first quarter of 2014, other expenses decreased primarily because of lower expenses incurred on loans sold in the secondary market. Reduced FDIC premiums of $301,000 and franchise/financial institutions tax expenses of $233,000 also contributed to the change. Reduced FDIC premiums are the result of the termination of all regulatory orders that the Bank had been operating under. The lower franchise/financial institutions tax is the result of a change on Ohio tax law. These reductions were offset by an increase of $707,000 in salaries and employee benefits, due primarily to annual wage and benefit increases, incentive accruals, and lower deferred salary expenses related to loan origination.

Income Taxes. A $156,000 income tax expense was recognized for the first quarter of 2014 as a result of incurring a tax liability for alternative minimum tax (AMT) being recognized. Whereas the Company was able to apply regular operating loss carryforwards to its taxable income, the deduction for net operating loss carryforwards for AMT is limited to 90% of AMT income. The remaining AMT tax liability is assessed at a rate of 20%.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three month periods ended March 31, 2014 and 2013. Average balance calculations were based on daily balances.

	Three Months Ended March 31,
	2014			2013
	Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Cost	Balance	Paid	Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,042,267	$12,122	4.65%	$1,047,661	$12,627	4.82%
Net loans held for sale	4,453	49	4.40%	12,372	89	2.88%
Investment securities:
Available for sale	516,023	3,241	2.51%	602,177	3,428	2.28%
Federal Home Loan Bank stock	23,199	267	4.60%	26,464	283	4.28%
Other interest-earning assets	53,409	26	0.19%	27,812	9	0.13%

Total interest-earning assets	1,639,351	15,705	3.83%	1,716,486	16,436	3.83%
Noninterest-earning assets	105,400			104,256

Total assets	$1,744,751			$1,820,742

Interest-bearing liabilities:
NOW and money market accounts	$464,083	$230	0.20%	$477,041	$292	0.24%
Savings accounts	271,892	45	0.07%	269,484	87	0.13%
Certificates of deposit	477,523	1,402	1.17%	546,521	1,708	1.25%
Federal Home Loan Bank advances	50,000	518	4.14%	65,567	523	3.19%
Repurchase agreements and other	90,575	908	4.01%	90,596	909	4.01%

Total interest-bearing liabilities	1,354,073	3,103	0.92%	1,449,209	3,519	0.97%

Noninterest-bearing liabilities	205,202			196,760

Total liabilities	1,559,275			1,645,969
Equity	185,476			174,773

Total liabilities and equity	$1,744,751			$1,820,742

Net interest income and interest rate spread		$12,602	2.91%		$12,917	2.86%

Net interest margin			3.07%			3.01%

Average interest-earning assets to average interest-bearing liabilities			121.07%			118.44%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2013 and the quarter ended March 31, 2014, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Three Months Ended March 31, 2014
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	9.52%	6.00%	-2.06%	30.00%	$2,698	-20.00%	5.25%
300	10.12%	6.00%	-1.46%	25.00%	1,752	-15.00%	3.41%
200	10.77%	7.00%	-0.81%	20.00%	797	-10.00%	1.55%
100	11.34%	7.00%	-0.24%	15.00%	(1)	-5.00%	—%
Static	11.58%	9.00%	—%	—%	—	—%	—%

Year Ended December 31, 2013
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	9.27%	6.00%	-2.20%	30.00%	$3,761	-20.00%	7.70%
300	9.85%	6.00%	-1.62%	25.00%	2,796	-15.00%	5.72%
200	10.52%	7.00%	-0.95%	20.00%	1,638	-10.00%	3.35%
100	11.11%	7.00%	-0.36%	15.00%	409	-5.00%	0.84%
Static	11.47%	9.00%	—%	—%	—	—%	—%

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

ITEM 4. Controls and Procedures.

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2014. Based on their evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that United Community’s disclosure controls and procedures as of March 31, 2014, were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act (i) was recorded, processed, summarized and reported on a timely basis, and (ii) is accumulated and communicated to management, including United Community’s Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2014, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no significant changes in United Community’s risk factors as outlined in United Community’s Form 10-K for the period ended December 31, 2013. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases of United Community shares during the quarter ended March 31, 2014.

ITEM 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation

3.2	Amendment to Articles of Incorporation

3.3	Amendment to Articles of Incorporation

3.4	Amended Code of Regulations

10.1	Executive Incentive Plan

10.2	Long-Term Incentive Plan

10.3	Consulting Agreement with Patrick W. Bevack

10.4	Employment Agreement with Gary M. Small

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: May 8, 2014	/S/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2014	/S/ Timothy W. Esson
Timothy W. Esson Principal Accounting Officer
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

Exhibit 3.4

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.

Exhibit 10.1

Incorporated by reference to the form 8-K filed by United Community on January 27, 2014 with the SEC, film number 14549383, Exhibit 10.1.

Exhibit 10.2

Incorporated by reference to the form 8-K filed by United Community on January 27, 2014 with the SEC, film number 14549383, Exhibit 10.2.

Exhibit 10.3

Incorporated by reference to the form 8-K filed by United Community on March 21, 2014 with the SEC, film number 14709682, Exhibit 10.1.

Exhibit 10.4

Incorporated by reference to the form 8-K filed by United Community on March 21, 2014 with the SEC, film number 14709682, Exhibit 10.2.