Form 10-Q
period 2014-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2014-08-07
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 50,239,383 common shares as of July 31, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$27,363	$20,937
Federal funds sold	16,227	56,394

Total cash and cash equivalents	43,590	77,331
Securities:
Available for sale, at fair value	516,637	511,006
Loans held for sale	9,290	4,838
Loans, net of allowance for loan losses of $18,264 and $21,116	1,086,771	1,029,192
Federal Home Loan Bank stock, at cost	18,068	26,464
Premises and equipment, net	20,391	20,924
Accrued interest receivable	5,762	5,694
Real estate owned and other repossessed assets, net	4,548	6,341
Core deposit intangible	117	152
Cash surrender value of life insurance	45,684	44,972
Other assets	39,081	10,936

Total assets	$1,789,939	$1,737,850

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Interest bearing	$1,190,063	$1,221,162
Non-interest bearing	185,411	170,590

Total deposits	1,375,474	1,391,752
Borrowed funds:
Federal Home Loan Bank advances	65,000	50,000
Repurchase agreements and other	90,567	90,578

Total borrowed funds	155,567	140,578
Advance payments by borrowers for taxes and insurance	12,708	20,060
Accrued interest payable	573	550
Accrued expenses and other liabilities	10,568	9,836

Total liabilities	1,554,890	1,562,776

Shareholders’ Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 50,452,083 and 50,339,089 shares, respectively, outstanding	174,176	174,719
Retained earnings	123,893	81,515
Accumulated other comprehensive loss	(25,901)	(41,665)
Treasury stock, at cost, 3,686,827 and 3,799,821 shares, respectively	(37,119)	(39,495)

Total shareholders’ equity	235,049	175,074

Total liabilities and shareholders’ equity	$1,789,939	$1,737,850

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,
	2014	2013
	(Dollars in thousands, except per share data)
Interest income
Loans	$12,361	$12,207
Loans held for sale	74	78
Securities available for sale	3,125	3,384
Federal Home Loan Bank stock dividends	230	277
Other interest earning assets	21	41

Total interest income	15,811	15,987
Interest expense
Deposits	1,627	1,909
Federal Home Loan Bank advances	524	524
Repurchase agreements and other	919	918

Total interest expense	3,070	3,351

Net interest income	12,741	12,636
Provision for loan losses	(1,614)	1,113

Net interest income after provision for loan losses	14,355	11,523

Non-interest income
Non-deposit investment income	407	373
Mortgage servicing fees	686	698
Deposit related fees	1,331	1,334
Mortgage servicing rights valuation	(5)	211
Mortgage servicing rights amortization	(432)	(570)
Other service fees	—	18
Net gains (losses):
Securities available for sale (includes $31 and $1,857, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	31	1,857
Mortgage banking income	312	1,389
Real estate owned and other repossessed assets charges, net	(42)	(1,140)
Card fees	852	1,179
Other income	298	1,035

Total non-interest income	3,438	6,384

Non-interest expense
Salaries and employee benefits	8,282	7,132
Occupancy	815	851
Equipment and data processing	1,963	1,782
Franchise tax	198	400
Advertising	247	281
Amortization of core deposit intangible	16	23
FDIC insurance premiums	327	603
Other insurance premiums	135	175
Legal and consulting fees	177	(43)
Other professional fees	617	917
Real estate owned and other repossessed asset expenses	137	293
Other expenses	1,312	1,954

Total non-interest expenses	14,226	14,368

Income before income taxes	3,567	3,539
Income tax (benefit) expense (includes $11 and $0 income tax expense from reclassification items)	(38,837)	150

Net income	42,404	3,389
Amortization of discount on preferred stock	—	(5,930)

Earnings available to common shareholders	$42,404	$(2,541)

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Six Months Ended June 30,
	2014	2013
	(Dollars in thousands, except per share data)
Interest income
Loans	$24,483	$24,834
Loans held for sale	123	167
Securities available for sale	6,366	6,812
Federal Home Loan Bank stock dividends	497	560
Other interest earning assets	47	50

Total interest income	31,516	32,423
Interest expense
Deposits	3,304	3,996
Federal Home Loan Bank advances	1,042	1,047
Repurchase agreements and other	1,827	1,827

Total interest expense	6,173	6,870

Net interest income	25,343	25,553
Provision for loan losses	(1,581)	3,177

Net interest income after provision for loan losses	26,924	22,376

Non-interest income
Non-deposit investment income	748	914
Mortgage servicing fees	1,375	1,402
Deposit related fees	2,529	2,594
Mortgage servicing rights valuation	(6)	646
Mortgage servicing rights amortization	(824)	(1,230)
Other service fees	—	61
Net gains (losses):
Securities available for sale (includes $34 and $2,578, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	34	2,578
Mortgage banking income	924	3,032
Real estate owned and other repossessed assets charges, net	(425)	(1,571)
Card fees	1,624	1,913
Other income	683	1,738

Total non-interest income	6,662	12,077

Non-interest expense
Salaries and employee benefits	15,862	14,005
Occupancy	1,748	1,673
Equipment and data processing	3,761	3,542
Franchise tax	396	831
Advertising	436	420
Amortization of core deposit intangible	35	46
FDIC insurance premiums	580	1,157
Other insurance premiums	272	351
Legal and consulting fees	338	149
Other professional fees	1,009	1,133
Real estate owned and other repossessed asset expenses	350	786
Other expenses	2,982	4,139

Total non-interest expenses	27,769	28,232

Income before income taxes	5,817	6,221
Income tax (benefit) expense (includes $12 and $0 income tax expense from reclassification items)	(38,681)	150

Net income	44,498	6,071
Amortization of discount on preferred stock	—	(6,751)

Earnings available to common shareholders	$44,498	$(680)

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$42,404	$3,389	$44,498	$6,071
Other comprehensive income, net of tax
Change in unrealized gains (losses) on securities, net of reclassifications and taxes	3,196	(32,922)	15,764	(35,885)

Total other comprehensive ( loss)	$3,196	$(32,922)	$15,764	$(35,885)

Comprehensive (loss) income	$45,600	$(29,533)	$60,262	$(29,814)

Earnings (loss) per common share
Basic	$0.84	$(0.06)	$0.88	$(0.02)
Diluted	0.84	(0.06)	0.88	(0.02)

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Preferred Shares Outstanding	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars thousands, except per share data)
Balance December 31, 2013	—	50,339,089	$—	$174,719	$81,515	$(41,665)	$(39,495)	$175,074
Comprehensive income:
Net income					44,498			44,498
Comprehensive income						15,764		15,764
Stock option exercises		80,000			(662)		824	162
Stock option expenses				13				13
Restricted stock grants		241,969		(932)	(1,576)		2,508	—
Restricted stock forfeitures		(52,475)		140	118		(358)	(100)
Restricted stock amortization				236				236
Treasury stock purchases		(156,500)					(598)	(598)

Balance June 30, 2014	—	50,452,083	$—	$174,176	$123,893	$(25,901)	$(37,119)	$235,049

Balance December 31, 2012	—	33,027,886	$—	$128,026	$86,345	$6,682	$(50,293)	$170,760
Comprehensive income:
Net income					6,071			6,071
Other comprehensive loss						(35,885)		(35,885)
Stock option exercises, net		68,600			(585)		722	137
Stock option expenses, net				9				9
Restricted stock awards		1,905		150	9		20	179
Issuance of common stock, net of issuance costs of $4,510		9,148,273		18,569	(5,880)		7,958	20,647
Issuance of preferred stock	7,942		15,090	6,751				21,841
Amortization of preferred stock discount			6,751		(6,751)			—
Conversion of preferred stock to common stock	(7,942)	7,942,000	(21,841)	21,841				—

Balance June 30, 2013	—	50,188,664	$—	$175,346	$79,209	$(29,203)	$(41,593)	$183,759

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$44,498	$6,071
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(1,581)	3,177
Mortgage banking income	(924)	(3,032)
Net losses on real estate owned and other repossessed assets sold	425	1,571
Net gain on available for sale securities sold	(34)	(2,578)
Net loss (gain) on other assets sold	7	(10)
Amortization of premiums and accretion of discounts	483	1,876
Depreciation and amortization	988	927
Net change in interest receivable	(68)	400
Net change in interest payable	23	34
Net change in prepaid and other assets	2,614	1,691
Net change in other liabilities	732	4,104
Stock based compensation	149	188
Net principal disbursed on loans originated for sale	(65,276)	(138,386)
Proceeds from sale of loans held for sale	61,749	145,117
Net change in deferred tax assets	(38,681)	—
Cash surrender value of life insurance	(712)	—
Net change in interest rate caps	332	(441)

Net cash from operating activities	4,724	20,709
Cash Flows from Investing Activities
Proceeds from principal repayments and maturities of:
Securities available for sale	12,195	31,676
Proceeds from sale of:
Securities available for sale	5,042	97,127
Real estate owned and other repossessed assets	2,221	6,563
Loans held for investment	—	10,173
Premises and equipment	30	20
Purchases of:
Securities available for sale	—	(144,992)
Principal disbursed on loans, net of repayments	(56,796)	42,777
Loans purchased	—	(50)
Redemption of FHLB stock	8,396	—
Purchases of premises and equipment	(476)	(554)

Net cash from investing activities	(29,388)	42,740
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	24,072	4,909
Net decrease in certificates of deposit	(40,350)	(33,168)
Net decrease in advance payments by borrowers for taxes and insurance	(7,352)	(10,162)
Proceeds from Federal Home Loan Bank advances	20,000	142,000
Repayment of Federal Home Loan Bank advances	(5,000)	(142,000)
Net change in repurchase agreements and other borrowed funds	(11)	(10)
Proceeds from the exercise of stock options	162	137
Purchase of treasury stock	(598)	—
Issuance of preferred stock, net of issuance costs	—	21,841
Issuance of common stock, net of issuance costs	—	20,647

Net cash from financing activities	(9,077)	4,194

Change in cash and cash equivalents	(33,741)	67,643
Cash and cash equivalents, beginning of period	77,331	42,613

Cash and cash equivalents, end of period	$43,590	$110,256

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

The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2013.

Some items in the prior year financial statements were reclassified to conform to the current presentation. These reclassifications had no effect on prior period net income or shareholders’ equity.

2. REGULATORY ENFORCEMENT ACTION

United Community is a unitary thrift holding company regulated by the Board of Governors of the Federal Reserve System (FRB). On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order with the Office of Thrift Supervision (OTS), the predecessor regulator of United Community (the Holding Company Order). The Holding Company Order required United Community to obtain FRB approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The Holding Company Order also required United Community to develop a debt reduction plan and submit the plan to the OTS for approval. The Holding Company Order, as subsequently amended was terminated on July 2, 2013. On July 9, 2013, United Community entered into a Memorandum of Understanding (the Holding Company MOU) with the FRB, under which United Community agreed not to pay dividends, repurchase shares, or take on debt without the FRB’s prior approval.

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

In May 2014, FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

4. STOCK COMPENSATION

Stock Options:

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 3,623 stock options granted in 2014 and there were 17,787 stock options granted in 2013 under the 2007 Plan. The options must be exercised within 10 years from the date of grant.

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

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $6,193 in stock option expenses for the three months ended June 30, 2014. The Company recognized $12,551 in stock option expenses for the six months ended June 30, 2014. The Company recognized $5,720 in stock option expenses for the three months ended June 30, 2013. The Company recognized $9,469 in stock option expenses for the six months ended June 30, 2013. The Company expects to recognize additional expense of $10,989 for the remainder of 2014, $15,786 in 2015 and $468 in 2016.

A summary of activity in the plans is as follows:

	For the six months ended June 30, 2014
	Shares	Weighted average exercise price	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	948,690	$5.44
Granted	3,623	3.77
Exercised	(80,000)	2.02
Forfeited and expired	(284,864)	12.38

Outstanding at end of period	587,449	$2.53	$1,075

Options exercisable at end of period	566,528	$2.49	$1,064

Information related to the stock option plans for the six months ended June 30, 2014 follows:

June 30, 2014
Intrinsic value of options exercised	$135,800
Cash received from option exercises	162,000
Tax benefit realized from option exercises	10,267
Weighted average fair value of options granted, per share	$1.70

As of June 30, 2014, there was approximately $27,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of options granted during the second quarter of 2014 was determined using the following weighted-average assumptions as of the grant date:

April 3, 2014
Risk-free interest rate	1.76%
Expected term (years)	5
Expected stock volatility	64.98%
Dividend yield	— %

Outstanding stock options have a weighted average remaining life of 5.68 years and may be exercised in the range of $1.20 to $5.89.

Restricted Stock Awards:

The 2007 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at June 30, 2014 aggregated 332,370, of which 117,435 will vest during 2014, 94,609 will vest in 2015, 60,163 will vest in 2016 and 60,163 will vest in 2017. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $58,000 in restricted stock award expenses for the three months ended June 30, 2014. The Company recognized approximately $236,000 in restricted stock award expenses for the six months ended June 30, 2014. The Company recognized approximately $88,000 in restricted stock award expenses for the three months ended June 30, 2013 and approximately $179,000 in restricted stock award expenses for the six months ended June 30, 2013. The Company expects to recognize additional expenses of approximately $222,000 in 2014, $363,000 in 2015, $295,000 in 2016 and $79,000 in 2017.

A summary of changes in the Company’s nonvested restricted shares for the first six months of 2014 is as follows:

	Shares	Weighted average grant date fair value
Nonvested shares at January 1, 2014	192,937	$3.49
Granted	241,969	3.85
Vested	(50,061)	3.54
Forfeited	(52,475)	3.55

Nonvested shares at March 31, 2014	332,370	$3.74

5. SECURITIES

Components of the available for sale portfolio are as follows:

	June 30, 2014
	Amortized cost	Gross Unrealized Gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale

U.S. Treasury and government sponsored entities’ securities	$242,314	$—	$(10,717)	$231,597
Equity securities	100	352	—	452
Mortgage-backed GSE securities: residential	290,363	185	(5,960)	284,588

Total	$532,777	$537	$(16,677)	$516,637

	December 31, 2013
	Amortized cost	Gross Unrealized Gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale

U.S. Treasury and government sponsored entities’ securities	$247,863	$—	$(25,570)	$222,293
Equity securities	101	344	—	445
Mortgage-backed GSE securities: residential	303,435	31	(15,198)	288,268

Total	$551,399	$375	$(40,768)	$511,006

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	June 30, 2014
	(Dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$500	$500
Due after one year through five years	—	—
Due after five years through ten years	183,967	176,757
Due after ten years through fifteen years	57,847	54,340
Mortgage-backed GSE securities: residential	290,363	284,588

Total	$532,677	$516,185

The Company expects to realize all interest and principal on these securities and has the ability and intent to hold these securities until maturity. Recognizing equity securities do not have a contractual maturity, they are excluded from the table above.

The Company had no securities pledged for the Company’s participation in the VISA payment processing program at June 30, 2014 and December 31, 2013. Securities pledged for participation in the Ohio Linked Deposit Program were approximately $400,000 at June 30, 2014 and $382,000 at December 31, 2013.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows:

	June 30, 2014
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and government sponsored entities’ securities	$—	$—	$231,097	$(10,717)	$231,097	$(10,717)
Mortgage-backed GSE securities:
residential	4,023	(7)	240,899	(5,953)	244,922	(5,960)

Total	$4,023	$(7)	$471,996	$(16,670)	$476,019	$(16,677)

	December 31, 2013
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and government sponsored entities’ securities	$193,746	$(21,360)	$28,046	$(4,210)	$221,792	$(25,570)
Mortgage-backed GSE securities:
residential	240,201	(10,680)	47,319	(4,518)	287,520	(15,198)

Total	$433,947	$(32,040)	$75,365	$(8,728)	$509,312	$(40,768)

All of the U.S. Treasury and government sponsored entities (GSE) and mortgage-backed securities that were temporarily impaired at June 30, 2014 and December 31, 2013, were impaired due to the level of interest rates at that time. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities have not been recognized into income as of June 30, 2014 and December 31, 2013 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. From April 30, 2013 to December 31, 2013, the 10-year treasury yield rose from 1.70% to 3.04% which caused the securities portfolio to lose value. Since the year ended, the 10-year treasury yield has fallen to 2.53% resulting in an increase in the value of the portfolio. The duration of the securities portfolio was approximately 6.2 years at June 30, 2014. There is risk that longer term rates could rise further resulting in greater unrealized losses. Management continues to allow the portfolio to decline as no new investment purchases are being considered. In addition, the Company can look for opportunities to sell securities to reduce the portfolio or change the duration characteristics. All of the securities are GSE issued debt or mortgage-backed securities and carry the same rating as the U.S. Government. The Company expects to realize all interest and principal on these securities and has the ability and intent to hold these securities until maturity.

At June 30, 2014 and December 31, 2013, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2014 and December 31, 2013. The Company expects to realize all interest and principal on these securities and has the ability and intent to hold these securities until maturity.

Proceeds from sales of securities available for sale were $5.0 million and $69.2 million for the three months ended June 30, 2014 and 2013, respectively. Gross gains of $31,000 and $1.9 million were realized on these sales during the second quarter of 2014 and 2013, respectively.

Proceeds from sales of securities available for sale were $5.0 million and $97.1 million for the six months ended June 30, 2014 and 2013, respectively. Gross gains of $34,000 and $2.6 million were realized on these sales during the first six months of 2014 and 2013, respectively.

6. LOANS

Portfolio loans consist of the following:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Real Estate:
One-to four-family residential	$645,211	$585,025
Multi-family residential	52,938	54,485
Nonresidential	122,066	131,251
Land	9,635	9,683
Construction:
One-to four-family residential and land development	51,974	53,349
Multi-family and nonresidential	1,010	—

Total real estate	882,834	833,793
Consumer
Home equity	155,083	159,795
Auto	4,869	5,669
Marine	4,088	4,308
Recreational vehicles	15,983	17,347
Other	2,004	2,112

Total consumer	182,027	189,231
Commercial
Secured	39,001	25,714
Unsecured	126	427

Total commercial	39,127	26,141

Total loans	1,103,988	1,049,165

Less:
Allowance for loan losses	18,264	21,116
Deferred loan costs, net	(1,047)	(1,143)

Total	17,217	19,973

Loans, net	$1,086,771	$1,029,192

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of June 30, 2014 and December 31, 2013 and activity for the three and six months ended June 30, 2014 and 2013.

Allowance For Loan Losses

(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
For the three months ended June 30, 2014
Beginning balance (03/31/14)	$13,626	$2,027	$3,895	$1,006	$20,554
Provision	(1,013)	(533)	199	(267)	(1,614)
Chargeoffs	(415)	(330)	(447)	—	(1,192)
Recoveries	155	—	143	218	516

Ending balance (06/30/14)	$12,353	$1,164	$3,790	$957	$18,264

For the six months ended June 30, 2014
Beginning balance (12/31/13)	$13,794	$2,281	$4,302	$739	$21,116
Provision (recovery)	(761)	(708)	25	(137)	(1,581)
Chargeoffs	(1,027)	(430)	(854)	(45)	(2,356)
Recoveries	347	21	317	400	1,085

Ending balance (06/30/14)	$12,353	$1,164	$3,790	$957	$18,264

June 30, 2014
Period-end amount allocated to:
Loans individually evaluated for impairment	$2,330	$202	$1,090	$3	$3,625
Loans collectively evaluated for impairment	10,023	962	2,700	954	14,639

Ending balance	$12,353	$1,164	$3,790	$957	$18,264

Period-end balances:
Loans individually evaluated for impairment	$27,007	$2,550	$13,491	$4,032	$47,080
Loans collectively evaluated for impairment	802,843	50,434	168,536	35,095	1,056,908

Ending balance	$829,850	$52,984	$182,027	$39,127	$1,103,988

Allowance For Loan Losses

(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
For the three months ended June 30, 2013
Beginning balance (03/31/13)	$14,907	$1,443	$4,254	$1,223	$21,827
Provision	749	464	335	(435)	1,113
Chargeoffs	(3,937)	(139)	(514)	0	(4,590)
Recoveries	410	35	127	115	687

Ending balance (06/30/13)	$12,129	$1,803	$4,202	$903	$19,037

For the six months ended June 30, 2013
Beginning balance (12/31/12)	$13,819	$1,404	$4,459	$1,448	$21,130
Provision	2,778	446	573	(620)	3,177
Chargeoffs	(5,143)	(365)	(1,114)	(128)	(6,750)
Recoveries	675	318	284	203	1,480

Ending balance (06/30/13)	$12,129	$1,803	$4,202	$903	$19,037

December 31, 2013
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,786	$680	$859	$—	$3,325
Loans collectively evaluated for impairment	12,008	1,601	3,443	739	17,791

Ending balance	$13,794	$2,281	$4,302	$739	$21,116

Period-end balances:
Loans individually evaluated for impairment	$27,224	$3,092	$13,821	$4,044	$48,181
Loans collectively evaluated for impairment	753,220	50,257	175,410	22,097	1,000,984

Ending balance	$780,444	$53,349	$189,231	$26,141	$1,049,165

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any chargeoffs or partial chargeoffs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2014:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded Permanent real estate
One-to four-family residential	$7,571	$6,020	$—	$8,558	$29	$148
Multifamily residential	185	86	—	347	—	—
Nonresidential	5,304	3,684	—	4,536	—	20
Land	3,958	532	—	498	—	—

Total	17,018	10,322	—	13,939	29	168
Construction loans
One-to four-family residential	1,741	739	—	824	—	—
Multifamily and nonresidential	—	—	—	—	—	—

Total	1,741	739	—	824	—	—
Consumer loans
Home Equity	2,509	1,998	—	4,517	3	46
Auto	94	79	—	57	—	5
Marine	156	156	—	159	—	5
Recreational vehicle	544	323	—	255	3	12
Other	6	6	—	2	—	—

Total	3,309	2,562	—	4,990	6	68
Commercial loans
Secured	3,945	3,708	—	3,948	—	2
Unsecured	3,783	—	—	—	—	57

Total	7,728	3,708	—	3,948	—	59

Total	$29,796	$17,331	$—	$23,701	$35	$295

(Continued)

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded Permanent real estate
One-to four-family residential	$15,252	$15,252	$2,246	$11,761	$292	$305
Multifamily residential	73	48	6	326	—	—
Nonresidential	1,865	1,385	78	1,015	2	7
Land	—	—	—	—	—	—

Total	17,190	16,685	2,330	13,102	294	312
Construction loans
One-to four-family residential	3,436	1,811	202	2,140	—	—
Multifamily and nonresidential	—	—	—	—	—	—

Total	3,436	1,811	202	2,140	—	—
Consumer loans
Home Equity	10,348	10,160	949	7,568	246	260
Auto	8	8	—	4	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	761	761	141	743	11	11
Other	—	—	—	—	—	—

Total	11,117	10,929	1,090	8,315	257	271
Commercial loans
Secured	324	324	3	162	—	—
Unsecured	—	—	—	—	—	—

Total	324	324	3	162	—	—

Total	$32,067	$29,749	$3,625	$23,719	$551	$583

Total	$61,863	$47,080	$3,625	$47,420	$586	$878

The following tables present loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2013:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded Permanent real estate
One-to four-family residential	$19,608	$17,484	$—	$16,870	$305	$323
Multifamily residential	755	660	—	734	2	4
Nonresidential	6,461	5,313	—	8,688	10	27
Land	3,913	487	—	2,951	—	—

Total	30,737	23,944	—	29,243	317	354
Construction loans
One-to four-family residential	13,409	2,081	—	2,435	—	2
Multifamily and nonresidential	—	—	—	—	—	—

Total	13,409	2,081	—	2,435	—	2
Consumer loans
Home Equity	11,041	10,423	—	8,053	232	255
Auto	65	44	—	44	1	2
Marine	186	186	—	184	—	5
Recreational vehicle	1,252	1,110	—	835	16	17
Other	—	—	—	4	—	—

Total	12,544	11,763	—	9,120	249	279
Commercial loans
Secured	5,380	4,512	—	2,061	—	33
Unsecured	4,371	1	—	199	1	28

Total	9,751	4,513	—	2,260	1	61

Total	$66,441	$42,301	$—	$43,058	$567	$696

(Continued)

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded Permanent real estate
One-to four-family residential	$17	$10	$1	$370	$—	$—
Multifamily residential	185	85	25	785	—	—
Nonresidential	2,326	1,994	325	6,477	5	35
Land	—	—	—	1,656	—	—

Total	2,528	2,089	351	9,288	5	35
Construction loans
One-to four-family residential	3,921	2,316	685	4,280	—	—
Multifamily and nonresidential	—	—	—	—	—	—

Total	3,921	2,316	685	4,280	—	—
Consumer loans
Home Equity	—	—	—	—	—	—
Auto	—	—	—	—	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	—	—	—	9	—	—
Other	—	—	—	—	—	—

Total	—	—	—	9	—	—
Commercial loans
Secured	571	204	10	314	—	—
Unsecured	—	—	—	—	—	—

Total	571	204	10	314	—	—

Total	7,020	4,609	1,046	13,891	5	35

Total	$73,461	$46,910	$1,046	$56,949	$572	$731

The following table present loans individually evaluated for impairment by class of loans as of December 31, 2013:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded Permanent real estate
One-to four-family residential	$13,321	$11,309	$—
Multifamily residential	662	567	—
Nonresidential	6,451	5,311	—
Land	3,913	487	—

Total	24,347	17,674	—
Construction loans
One-to four-family residential	1,433	825	—
Multifamily and nonresidential	—	—	—

Total	1,433	825	—
Consumer loans
Home Equity	6,458	5,808	—
Auto	83	66	—
Marine	160	160	—
Recreational vehicle	429	386	—
Other	2	2	—

Total	7,132	6,422	—
Commercial loans
Secured	4,414	4,044	—
Unsecured	4,067	—	—

Total	8,481	4,044	—

Total	$41,393	$28,965	$—

(Continued)

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With a specific allowance recorded Permanent real estate
One-to four-family residential	$8,897	$8,897	$1,675
Multifamily residential	185	85	25
Nonresidential	908	568	86
Land	—	—	—

Total	9,990	9,550	1,786
Construction loans
One-to four-family residential	3,895	2,267	680
Multifamily and nonresidential	—	—	—

Total	3,895	2,267	680
Consumer loans
Home Equity	6,743	6,743	719
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	656	656	140
Other	—	—	—

Total	7,399	7,399	859
Commercial loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total	$21,284	$19,216	$3,325

Total	$62,677	$48,181	$3,325

The following tables present loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2014:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded Permanent real estate
One-to four-family residential	$5,226	$13	$84
Multifamily residential	88	—	1
Nonresidential	3,802	—	10
Land	510	—	—

Total	9,626	13	95
Construction loans
One-to four-family residential	690	—	—
Multifamily and nonresidential	—	—	—

Total	690	—	—
Consumer loans
Home Equity	1,875	2	21
Auto	65	—	2
Marine	157	—	2
Recreational vehicle	195	1	4
Other	4	—	—

Total	2,296	3	29
Commercial loans
Secured	3,710	—	1
Unsecured	—	9	23

Total	3,710	9	24

Total	$16,322	$25	$148

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded Permanent real estate
One-to four-family residential	$15,742	$145	$148
Multifamily residential	567	—	—
Nonresidential	1,404	1	3
Land	—	—	—

Total	17,713	146	151
Construction loans
One-to four-family residential	2,026	—	—
Multifamily and nonresidential	—	—	—

Total	2,026	—	—
Consumer loans
Home Equity	10,399	124	131
Auto	9	—	—
Marine	—	—	—
Recreational vehicle	794	7	7
Other	—	—	—

Total	11,202	131	138
Commercial loans
Secured	324	—	—
Unsecured	—	—	—

Total	324	—	—

Total	$31,265	$277	$289

Total	$47,587	$302	$437

The following tables present loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2013:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded Permanent real estate
One-to four-family residential	$17,469	$148	$155
Multifamily residential	671	—	1
Nonresidential	5,485	2	5
Land	2,094	—	—

Total	25,719	150	161
Construction loans
One-to four-family residential	1,804	—	—
Multifamily and nonresidential	—	—	—

Total	1,804	—	—
Consumer loans
Home Equity	9,649	107	119
Auto	41	—	1
Marine	187	—	2
Recreational vehicle	1,055	5	6
Other	4	—	—

Total	10,936	112	128
Commercial loans
Secured	2,827	—	15
Unsecured	357	—	6

Total	3,184	—	21

Total	$41,643	$262	$310

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded Permanent real estate
One-to four-family residential	$373	$—	$—
Multifamily residential	575	—	—
Nonresidential	7,045	—	17
Land	1,064	—	—

Total	9,057	—	17
Construction loans
One-to four-family residential	2,864	—	—
Multifamily and nonresidential	—	—	—

Total	2,864	—	—
Consumer loans
Home Equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	—	—	—
Commercial loans
Secured	204	—	—
Unsecured	—	—	—

Total	204	—	—

Total	$12,125	$—	$17

Total	$53,768	$262	$327

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of June 30, 2014:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of June 30, 2014

(Dollars in thousands)

	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$5,380	$—
Multifamily residential	134	—
Nonresidential	4,902	—
Land	532	—

Total	10,948	—

Construction Loans
One-to four-family residential	2,550	—
Multifamily and nonresidential	—	—

Total	2,550	—

Consumer Loans
Home Equity	2,224	—
Auto	64	—
Marine	127	—
Recreational vehicle	242	—
Other	6	—

Total	2,663	—

Commercial Loans
Secured	4,023	—
Unsecured	128	—

Total	4,151	—

Total	$20,312	$—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2013:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2013

(Dollars in thousands)

	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$6,356	$—
Multifamily residential	641	—
Nonresidential	5,560	—
Land	496	—

Total	13,053	—

Construction Loans
One-to four-family residential	3,084	—
Multifamily and nonresidential	—	—

Total	3,084	—

Consumer Loans
Home Equity	2,726	45
Auto	110	—
Marine	136	—
Recreational vehicle	263	—
Other	13	—

Total	3,248	45

Commercial Loans
Secured	4,028	—
Unsecured	130	—

Total	4,158	—

Total	$23,543	$45

The following table presents an age analysis of past-due loans, segregated by class of loans as of June 30, 2014:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$1,325	$419	$2,795	$4,539	$640,672	$645,211
Multifamily residential	—	—	133	133	52,805	52,938
Nonresidential	—	—	4,852	4,852	117,214	122,066
Land	—	—	532	532	9,103	9,635

Total	1,325	419	8,312	10,056	819,794	829,850

Construction Loans
One-to four-family residential	—	—	2,553	2,553	49,421	51,974
Multifamily and nonresidential	—	—	—	—	1,010	1,010

Total	—	—	2,553	2,553	50,431	52,984

Consumer Loans
Home Equity	905	103	1,440	2,448	152,635	155,083
Auto	—	—	30	30	4,839	4,869
Marine	60	—	—	60	4,028	4,088
Recreational vehicle	282	477	150	909	15,074	15,983
Other	2	9	1	12	1,992	2,004

Total	1,249	589	1,621	3,459	178,568	182,027

Commercial Loans
Secured	—	—	4,023	4,023	34,978	39,001
Unsecured	—	—	128	128	(2)	126

Total	—	—	4,151	4,151	34,976	39,127

Total	$2,574	$1,008	$16,637	$20,219	$1,083,769	$1,103,988

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2013:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$1,482	$379	$4,687	$6,548	$578,477	$585,025
Multifamily residential	359	—	190	549	53,936	54,485
Nonresidential	13	—	5,456	5,469	125,782	131,251
Land	—	36	496	532	9,151	9,683

Total	1,854	415	10,829	13,098	767,346	780,444

Construction Loans
One-to four-family residential	—	—	3,084	3,084	50,265	53,349
Multifamily and nonresidential	—	—	—	—	—	—

Total	—	—	3,084	3,084	50,265	53,349

Consumer Loans
Home Equity	541	452	2,111	3,104	156,691	159,795
Auto	5	—	49	54	5,615	5,669
Marine	—	—	—	—	4,308	4,308
Recreational vehicle	117	199	3	319	17,028	17,347
Other	1	7	10	18	2,094	2,112

Total	664	658	2,173	3,495	185,736	189,231

Commercial Loans
Secured	—	11	4,017	4,028	21,686	25,714
Unsecured	—	—	130	130	297	427

Total	—	11	4,147	4,158	21,983	26,141

Total	$2,518	$1,084	$20,233	$23,835	$1,025,330	$1,049,165

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2014:

	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	11	$922	$969
Multifamily residential	—	—	—
Nonresidential	—	—	—
Land	—	—	—

Total	11	922	969

Construction Loans
One-to four-family residential	—	—	—
Multifamily and nonresidential	—	—	—

Total	—	—	—

Consumer Loans
Home Equity	9	465	450
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	9	465	450

Commercial Loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total Restructured Loans	20	$1,387	$1,419

The troubled debt restructurings described above increased the allowance for loan losses by $59,000 and resulted in charge-offs of $3,000 during the three months ended June 30, 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2014:

	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	20	$1,491	$1,545
Multifamily residential	—	—	—
Nonresidential	1	120	120
Land	—	—	—

Total	21	1,611	1,665

Construction Loans
One-to four-family residential	—	—	—
Multifamily and nonresidential	—	—	—

Total	—	—	—

Consumer Loans
Home Equity	19	1,017	1,009
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—

Total	19	1,017	1,009

Commercial Loans
Secured	—	—	—
Unsecured	—	—	—

Total	—	—	—

Total Restructured Loans	40	$2,628	$2,674

The troubled debt restructurings described above increased the allowance for loan losses by $116,000 and resulted in charge-offs of $3,000 during the six months ended June 30, 2014.

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

The troubled debt restructurings described above increased the allowance for loan losses by $199,000, and resulted in charge-offs of $1.8 million during the three months ended June 30, 2013.

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

The troubled debt restructurings described above increased the allowance for loan losses by $572,000, and resulted in charge-offs of $1.8 million during the six months ended June 30, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification as June 30, 2014:

	Number of loans	Recorded Investment
(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	2	$74
Multifamily residential	—	—
Nonresidential	—	—
Land	—	—

Total	2	74

Construction Loans
One-to four-family residential	—	—
Multifamily and nonresidential	—	—

Total	—	—

Consumer Loans
Home Equity	4	172
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—

Total	4	172

Commercial Loans
Secured	—	—
Unsecured	—	—

Total	—	—

Total Restructured Loans	6	$246

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three months ended June 30, 2014, and had no effect on the provision for loan losses.

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

The terms of certain other loans were modified during the periods ended June 30, 2014 and December 31, 2013, but they did not meet the definition of a troubled debt restructuring. These loans have a total recorded investment as of June 30, 2014 of $8.6 million and at December 31, 2013 of $66.4 million. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

June 30, 2014

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$636,679	$1,556	$6,976	$—	$—	$6,976	$645,211
Multifamily residential	47,655	2,599	2,684	—	—	2,684	52,938
Nonresidential	92,480	8,605	20,981	—	—	20,981	122,066
Land	9,148	—	487	—	—	487	9,635

Total	785,962	12,760	31,128	—	—	31,128	829,850

Construction Loans
One-to four-family residential	49,423	—	2,551	—	—	2,551	51,974
Multifamily and nonresidential	1,010	—	—	—	—	—	1,010

Total	50,433	—	2,551	—	—	2,551	52,984

Consumer Loans
Home Equity	152,467	27	2,589	—	—	2,589	155,083
Auto	4,790	4	75	—	—	75	4,869
Marine	3,932	—	156	—	—	156	4,088
Recreational vehicle	15,715	—	268	—	—	268	15,983
Other	1,990	—	14	—	—	14	2,004

Total	178,894	31	3,102	—	—	3,102	182,027

Commercial Loans
Secured	32,173	2,030	4,798	—	—	4,798	39,001
Unsecured	10	—	116	—	—	116	126

Total	32,183	2,030	4,914	—	—	4,914	39,127

Total	$1,047,472	$14,821	$41,695	$—	$—	$41,695	$1,103,988

Loans

December 31, 2013

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$575,903	$404	$8,718	$—	$—	$8,718	$585,025
Multifamily Residential	48,918	2,962	2,605	—	—	2,605	54,485
Nonresidential	90,115	12,222	28,914	—	—	28,914	131,251
Land	9,069	127	487	—	—	487	9,683

Total	724,005	15,715	40,724	—	—	40,724	780,444

Construction Loans
One-to four-family Residential	50,257	—	3,092	—	—	3,092	53,349
Multifamily and Nonresidential	—	—	—	—	—	—	—

Total	50,257	—	3,092	—	—	3,092	53,349

Consumer Loans
Home Equity	156,841	46	2,954	—	—	2,954	159,841
Auto	5,507	5	116	—	—	116	5,628
Marine	4,143	—	160	—	—	160	4,303
Recreational vehicle	17,066	—	281	—	—	281	17,347
Other	2,099	—	13	—	—	13	2,112

Total	185,656	51	3,524	—	—	3,524	189,231

Commercial Loans
Secured	19,714	190	5,810	—	—	5,810	25,714
Unsecured	68	—	359	—	—	359	427

Total	19,782	190	6,169	—	—	6,169	26,141

Total	$979,700	$15,956	$53,509	$—	$—	$53,509	$1,049,165

7. MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion as of June 30, 2014 and December 31, 2013. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$816,370	$827,146
FNMA	272,639	283,340

Escrow balances are maintained at the Federal Home Loan Bank (FHLB) in connection with serviced loans totaling $866,000 and $1.3 million at June 30, 2014 and December 31, 2013, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Dollars in thousands)
Balance, beginning of year	$5,941	$5,506
Originations	541	1,791
Amortized to expense	(824)	(1,230)

Balance, end of period	5,658	6,067
Less valuation allowance	(6)	(34)

Net balance	$5,652	$6,033

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Dollars in thousands)
Balance, beginning of year	$—	$(680)
Impairment charges	(6)	—
Recoveries	—	646

Balance, end of period	$(6)	$(34)

The fair value of mortgage servicing rights as of June 30, 2014, was approximately $9.7 million and at December 31, 2013, the fair value was approximately $10.2 million.

Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2014, and December 31, 2013, were as follows:

	June 30, 2014	December 31, 2013
Weighted average prepayment rate	195 PSA	182 PSA
Weighted average life (in years)	3.74	3.94
Weighted average discount rate	8.00%	8.00%

8. OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at June 30, 2014 and June 30, 2013 were as follows:

	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Real estate owned and other repossessed assets	$8,111	$17,864
Valuation allowance	(3,563)	(6,505)

End of period	$4,548	$11,359

Activity in the valuation allowance was as follows:

	June 30, 2014	June 30, 2013
	(Dollars in thousands)
Beginning of year	$4,059	$6,796
Additions charged to expense	438	1,337
Reductions due to sales	(934)	(1,628)

End of period	$3,563	$6,505

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
	(Dollars in thousands)
Net (gain) loss on sales	$(104)	$126
Provision for unrealized losses, net	146	1,014
Operating expenses, net of rental income	137	293

Total expenses	$179	$1,433

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Dollars in thousands)
Net (gain) loss on sales	$(13)	$234
Provision for unrealized losses, net	438	1,337
Operating expenses, net of rental income	350	786

Total expenses	$775	$2,357

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

Components of net periodic benefit cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	14	13	28	26
Expected return on plan assets	—	—	—	—
Net amortization of prior service cost	(19)	(19)	(39)	(38)
Recognized net actuarial gain	(36)	(28)	(71)	(56)

Net periodic benefit cost/(gain)	$(41)	$(34)	$(82)	$(68)

Assumptions used in the valuations were as follows:
Weighted average discount rate	3.95%	3.00%	3.95%	3.00%

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

Purchased and written certificate of deposit option: Home Savings periodically enters into written and purchased option derivative instruments to facilitate the Power CD. The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheets. Home Savings uses an independent third party that performs a market valuation analysis for purchased and written certificate of deposit options. (Level 2).

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2014 Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities’ securities	$231,597	$—	$231,597	$—
Equity securities	452	452	—	—
Mortgage-backed GSE securities: residential	284,588	—	284,588	—
Mortgage servicing assets	157	—	157	—
Interest rate caps	214	—	—	214
Purchased certificate of deposit option	489	—	489	—
Liabilities
Written certificate of deposit option	489	—	489	—

		Fair Value Measurements at December 31, 2013 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities’ securities	$222,293	$—	$222,293	$—
Equity securities	445	445	—	—
Mortgage-backed GSE securities: residential	288,268	—	288,268	—
Interest rate caps	546	—	—	546
Purchased certificate of deposit option	155	—	155	—
Liabilities
Written certificate of deposit option	155	—	155	—

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2014 and 2013:

	Interest Rate Caps
	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$546	$436
Total gains (losses) for the period
Included in other income	(73)	700
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(259)	(259)
Sales	—	—

Balance of recurring Level 3 assets at end of period	$214	$877

There were no transfers between Level 2 and Level 3 during 2014 or 2013.

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Interest rate caps	$214	Discounted cash flow	Discount rate	0.40	%-1.18%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Interest rate caps	$546	Discounted cash flow	Discount rate	0.35	%-1.18%

The fair value of interest rate caps was determined using proprietary models from third-party sources taking into account such factors as size of the transaction, the lack of a quoted market and the custom-tailored nature of the transaction. The fair value is inclusive of interest accruals, as applicable.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2014 Using:
	June 30,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$1,062	$—	$—	$1,062
Construction loans	1,997	—	—	1,997
Consumer loans	163	—	—	163
Other real estate owned, net:
Permanent real estate	1,366	—	—	1,366
Construction	1,848	—	—	1,848

		Fair Value Measurements at December 31, 2013 Using:
	December 31,	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$2,219	$—	$—	$2,219
Construction loans	1,587	—	—	1,587
Consumer loans	339	—	—	339
Other real estate owned, net:
Permanent real estate loans	1,939	—	—	1,939
Construction loans	2,310	—	—	2,310

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $3.2 million at June 30, 2014, that includes a specific valuation allowance of $277,000. This resulted in a decrease of the provision for loan losses of $30,000 during the three months ended June 30, 2014 and an increase in the provision for loan losses of $439,000 during the six months ended June 30, 2014. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $3.6 million at June 30, 2013, which includes a specific valuation allowance of $1.0 million. This resulted in a decrease in the provision for loan losses of $1.7 million during the three months ended June 30, 2013 and an increase in the provision for loan losses of $2.3 million during the six months ended June 30, 2013. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.1 million at December 31, 2013, that includes a specific valuation allowance of $792,000. This resulted in an increase of the provision for loan losses of $1.5 million during the twelve months ended December 31, 2013.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At June 30, 2014, mortgage servicing rights carried at fair value were $157,000, resulting in a net valuation allowance of $6,000 for the six months ended June 30, 2014. At June 30, 2013, mortgage servicing rights, carried at fair value, totaled $632,000, which is made up of the outstanding balance of $666,000, net of a valuation allowance of $34,000. At December 31, 2013, mortgage servicing rights carried at fair value of $0, resulting in a net recovery of $680,000 for the year ended December 31, 2013. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At June 30, 2014, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a net carrying amount of $3.2 million, with a valuation allowance of $3.6 million. This resulted in additional expenses of $146,000 during the three months ended June 30, 2014 and additional expenses of $438,000 during the six months ended June 30, 2014. At June 30, 2013, other real estate owned had a net carrying amount of $7.2 million with a valuation allowance of $6.6 million. This resulted in additional expenses of $1.1 million during the three months ended June 30, 2013 and additional expenses of $1.3 million during the six months ended June 30, 2013. At December 31, 2013, other real estate owned had a net carrying amount of $4.2 million, with a valuation allowance of $4.1 million. This resulted in additional expenses of $2.0 million during the twelve months ended December 31, 2013.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
		(Dollars in thousands)
Impaired loans:
Permanent real estate loans	$1,062	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	0.00%-56.90% (11.78%) 3.95%-14.62% (9.41%)
Construction loans	1,997	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (11.90%)
Consumer loans	163	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (11.90%)
Other real estate owned, net:
Permanent real estate loans	1,366	Sales comparison approach	Adjustment for differences between comparable sales	6.00%-46.53% (17.76%)
Construction loans	1,848	Sales comparison approach	Adjustment for differences between comparable sales	6.54%-26.63% (9.24%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
		(Dollars in thousands)
Impaired loans:
Permanent real estate loans	$2,219	Sales comparison approach Income approach	Adjustment for differences between comparable sales Adjustment for differences in net operating income Capitalization rate	0.00%-56.90% (11.78%) 3.95%-14.62% (9.41%)
Construction loans	1,587	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (11.90%)
Consumer loans	339	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (5.00%)
Other real estate owned, net:
Permanent real estate loans	1,939	Sales comparison approach	Adjustment for differences between comparable sales	6.00%-46.53% (17.76%)
Construction loans	2,310	Sales comparison approach	Adjustment for differences between comparable sales	6.54%-26.63% (9.24%)

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at June 30, 2014 and December 31, 2013, were as follows:

		Fair Value Measurements at June 30, 2014 Using:
	June 30, 2014
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$43,590	$43,590	$—	$—
Available for sale securities	516,637	452	516,185	—
Loans held for sale	9,290	—	9,507	—
Loans, net	1,086,771	—	—	1,096,670
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,762	—	2,513	3,249
Interest rate caps	214	—	—	214
Purchased certificate of deposit option	489	—	489	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(923,552)	(923,552)	—	—
Certificates of deposit	(451,922)	—	(457,181)	—
FHLB advances	(65,000)	—	(69,647)	—
Repurchase agreements and other	(90,567)	—	(96,904)	—
Advance payments by borrowers for taxes and insurance	(12,708)	—	(12,708)	—
Accrued interest payable	(573)	—	(573)	—
Written certificate of deposit option	(489)	—	(489)	—

	December 31,
	2013	Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$77,331	$77,331	$—	$—
Available for sale securities	511,006	445	510,561	—
Loans held for sale	4,838	—	4,866	—
Loans, net	1,029,192	—	—	1,031,491
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	5,694	—	2,584	3,110
Interest rate caps	546	—	—	546
Purchased certificate of deposit option	155	—	155	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(899,481)	(899,481)	—	—
Certificates of deposit	(492,271)	—	(500,651)	—
FHLB advances	(50,000)	—	(55,327)	—
Repurchase agreements and other	(90,578)	—	(98,462)	—
Advance payments by borrowers for taxes and insurance	(20,060)	—	(20,060)	—
Accrued interest payable	(550)	—	(550)	—
Written certificate of deposit option	(155)	—	(155)	—

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

11. STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest on deposits and borrowings	$6,150	$6,836
Income taxes	—	150
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	853	1,053
Amortization of preferred stock discount	—	6,751
Conversion of preferred stock to common stock	—	21,841

12. EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. Stock options for 87,315 shares were anti-dilutive for the three months ended June 30, 2014 and stock options for 380,946 shares were anti-dilutive for the three months ended June 30, 2013. Stock options for 87,315 shares were anti-dilutive for the six months ended June 30, 2014 and stock options for 380,946 shares were anti-dilutive for the six months ended June 30, 2013.

	Three months ended June 30, 2014	Three months ended June 30, 2013
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$42,404	$3,389
Net income allocated to participating securities	(235)	(9)
Amortization of discount on preferred stock	—	(5,930)

Net income allocated to common stock	$42,169	$(2,550)

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$—	$—
Undistributed earnings allocated to common stock	42,169	(2,550)

Net income allocated to common stock	$42,169	$(2,550)

Weighted average common shares outstanding, including shares considered participating securities	50,554	43,276
Less: Average participating securities	(280)	(116)

Weighted average shares	50,274	13,160

Basic earnings per common share	$0.84	$(0.06)

Diluted earnings per common share computation:
Net income allocated to common stock	$42,169	$(2,550)

Weighted average common shares outstanding for basic earnings per common share	50,274	43,160
Add: Dilutive effects of assumed exercises of stock options	222	—

Weighted average shares and dilutive potential common shares	50,496	43,160

Diluted earnings per common share	$0.84	$(0.06)

	Six months ended June 30, 2014	Six months ended June 30, 2013
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$44,498	$6,071
Net income allocated to participating securities	(232)	(19)
Amortization of discount on preferred stock	—	(6,751)

Net income allocated to common stock	$44,266	$(699)

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$—	$—
Undistributed earnings allocated to common stock	44,266	(699)

Net income allocated to common stock	$44,266	$(699)

Weighted average common shares outstanding, including shares considered participating securities	50,481	38,509
Less: Average participating securities	(263)	(121)

Weighted average shares	50,218	38,388

Basic earnings per common share	$0.88	$(0.02)

Diluted earnings per common share computation:
Net income allocated to common stock	$44,266	$(699)

Weighted average common shares outstanding for basic earnings per common share	50,218	38,388
Add: Dilutive effects of assumed exercises of stock options	221	—

Weighted average shares and dilutive potential common shares	50,439	38,388

Diluted earnings per common share	$0.88	$(0.02)

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

13. OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and reflects no change in unrealized gains and losses on postretirement liability. The change includes $31,000 reclassification of gains on sales of securities and no impairment charges for the three months ended June 30, 2014, and gains on sales of securities of $1.9 million and no impairment charges for the three months ended June 30, 2013. The change includes $34,000 reclassification of gains on sales of securities and no impairment charges for the six months ended June 30, 2014, and gains on sales of securities of $2.6 million and no impairment charges for the six months ended June 30, 2013.

Other comprehensive income (loss) components and related tax effects for the three and six month periods are as follows:

	Three months ended June 30,
	2014	2013
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$11,716	$(31,065)
Unrealized holding gain (loss) on postretirement benefits	—	—
Reclassification adjustment for (gains) losses realized in income	(31)	(1,857)

Net unrealized gains	11,685	(32,922)
Tax effect, including tax effect attributable to reversal of prior quarter’s deferred tax valuation allowance	(8,489)	—

Net of tax amount	$3,196	$(32,922)

	Six months ended June 30,
	2014	2013
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$24,287	$(33,307)
Unrealized holding gain (loss) on postretirement benefits	—	—
Reclassification adjustment for (gains) losses realized in income	(34)	(2,578)

Net unrealized gains	24,253	(35,885)
Tax effect	(8,489)	—

Net of tax amount	$15,764	$(35,885)

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at December 31, 2013	Current Period Change	Balance at June 30, 2014
Unrealized gains (losses) on securities available for sale	$(43,364)	$15,764	$(27,600)
Unrealized gains (losses) on post-retirement benefits	1,699	—	1,699

Total	$(41,665)	$15,764	$(25,901)

	Balance at December 31, 2012	Current Period Change	Balance at June 30, 2013
Unrealized gains (losses) on securities available for sale	$5,082	$(35,885)	$(30,803)
Unrealized gains (losses) on post-retirement benefits	1,600	—	1,600

Total	$6,682	$(35,885)	$(29,203)

As of June 30, 2014, management concluded it was more likely than not that the Company’s net deferred tax asset (DTA) would be realized and accordingly determined a full deferred tax valuation allowance was no longer required. Upon reversal of the former full deferred tax valuation allowance as of June 30, 2014, certain disproportionate tax effects are retained in accumulated other comprehensive income (loss) totaling approximately a ($16.6) million loss. Almost the entire disproportionate tax effect is attributable to valuation allowance expense recorded through other comprehensive income (loss) on the tax benefit of losses sustained on the available for sale securities portfolio while the Company was in a full deferred tax valuation allowance. This valuation allowance was appropriately reversed through continuing operations at June 30, 2014, leaving the original expense in accumulated other comprehensive income (loss), where it will remain in accordance with the Company’s election of the “portfolio approach”, until such time as the Company would cease to have an available for sale security portfolio.

The following is a summary of each component of accumulated other comprehensive income (loss) that was reclassified into net income during the three and six months ended June 30, 2014, net of tax:

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (03/31/2014)	$(30,796)	$1,699	$(29,097)
Other comprehensive income before reclassification, net of tax	3,216	—	3,216
Amounts reclassified from accumulated other compressive income, net of tax	(20)	—	(20)

Net current period other comprehensive income, net of tax	3,196	—	3,196

Ending balance (06/30/2014)	$(27,600)	$1,699	$(25,901)

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (12/31/2013)	$(43,364)	$1,699	$(41,665)
Other comprehensive income before reclassification, net of tax	15,786	—	15,786
Amounts reclassified from accumulated other compressive income, net of tax	(22)	—	(22)

Net current period other comprehensive income, net of tax	15,764	—	15,764

Ending balance (06/30/2014)	$(27,600)	$1,699	$(25,901)

The following is a summary of each component of accumulated other comprehensive income (loss) that was reclassified into net income during the three and six months ended June 30, 2013:

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (03/31/2013)	$2,119	$1,600	$3,719
Other comprehensive income before reclassification	(31,065)	—	(31,065)
Amounts reclassified from accumulated other compressive income	(1,857)	—	(1,857)

Net current period other comprehensive income	(32,922)	—	(32,922)

Ending balance (06/30/2013)	$(30,803)	$1,600	$(29,203)

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (12/31/2013)	$5,082	$1,600	$6,682
Other comprehensive income before reclassification	(33,307)	—	(33,307)
Amounts reclassified from accumulated other compressive income	(2,578)	—	(2,578)

Net current period other comprehensive income	(35,885)	—	(35,885)

Ending balance (06/30/2013)	$(30,803)	$1,600	$(29,203)

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended June 30, 2014:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item on the Statement Where Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(31)	Net gains on securities available for sale
	11	Tax expense (benefit)

	(20)	Net of tax
Total reclassification during the period	$(20)

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended June 30, 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item on the Statement Where Net Income is Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(1,857)	Net gains on securities available for sale
	—	Tax expense (benefit)

	(1,857)	Net of tax
Total reclassification during the period	$(1,857)

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the six months ended June 30, 2014:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item on the Statement Where Net Income is Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(34)	Net gains on securities available for sale
	12	Tax expense (benefit)

	(22)	Net of tax
Total reclassification during the period	$(22)

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the six months ended June 30, 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item on the Statement Where Net Income is Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(2,578)	Net gains on securities available for sale
	—	Tax expense (benefit)

	(2,578)	Net of tax
Total reclassification during the period	$(2,578)

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

	As of June 30, 2014
	Actual		Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$223,734	21.26%	$84,201	8.00%	$105,251	10.00%
Tier 1 capital to risk-weighted assets	210,515	20.00%	*	*	63,151	6.00%
Tier 1 capital to average total assets**	210,515	12.05%	69,872	4.00%	87,340	5.00%

	As of December 31, 2013
	Actual		Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$200,835	19.76%	$81,293	8.00%	$101,616	10.00%
Tier 1 capital to risk-weighted assets	188,029	18.50%	*	*	60,969	6.00%
Tier 1 capital to average total assets**	188,029	10.50%	71,611	4.00%	89,514	5.00%

*	Ratio is not required under regulations
**	Tier 1 Leverage Capital Ratio

As of June 30, 2014 and December 31, 2013, Home Savings was considered well capitalized.

15. INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$6,393	$7,391
Postretirement benefits	1,113	1,162
Other real estate owned valuation	1,247	1,421
Tax credits carryforward	529	339
Securities impairment charges	150	153
Unrealized loss on securities available for sale	5,649	14,138
Interest on nonaccrual loans	910	758
Net operating loss carryforward	23,558	26,708
Purchase accounting adjustment	76	70
Accrued bonuses	149	456
Other	686	295
Less: Valuation allowance	(2,481)	(42,802)

Deferred tax assets	37,979	10,089

Deferred tax liabilities:
Deferred loan fees	378	405
Federal Home Loan Bank stock dividends	4,585	6,715
Mortgage servicing rights	1,978	2,079
Postretirement benefits accrual	640	640
Prepaid expenses	206	250

Deferred tax liabilities	7,787	10,089

Net deferred tax asset	$30,192	$—

As of June 30, 2014, the net deferred tax asset (DTA) was $30.2 million, and as of December 31, 2013, the net DTA (prior to any valuation allowance) was $42.8 million. Management recorded a valuation allowance against the net deferred tax assets at December 31, 2013 based on consideration of, but not limited to, its cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards.

As of June 30, 2014, the Company had reversed $40.3 million of the valuation allowance on its net DTA. $1.6 million of the reversal is due to current year-to-date operating income; the remaining $38.7 million reversal is due to management’s change in judgment regarding the ability to realize deferred tax assets in future years. The remaining $2.5 million of valuation allowance is expected to reverse due to operating income projected for the remainder of 2014. The realization of a DTA is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. “More likely than not” is defined as the DTA being more than 50% likely of being realized. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of the DTA both positive and negative, that could be objectively verified.

Positive evidence considered included (1) the Company’s recent history of quarterly pre-tax earnings (ten out of the last eleven quarters with the most recent quarterly loss being recorded for the quarter ended September 30, 2012), (2) expectations for sustained and continued profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods (4) resolution to executive searches placed on key management positions (5) evaluation of core earnings (6) adequacy of capital to fund balance sheet and future growth and (7) cost-saving initiatives triggered during the second quarter of 2014.

Negative evidence considered was (1) the uncertainty about the potential impact on future earnings from nonperforming assets along with (2) former pre-tax losses reported by the Company. As the number of consecutive periods of profitability increased and the level of profits are indicative of on-going results, the weight of cumulative losses as negative evidence decreased. A reduction in the weight given to such losses is further validated given that the source of the losses was due to an elevated level of problem assets and related credit costs, which have since been significantly reduced due to the bulk asset sale in 2012 and as evidenced by the improvements in the Company’s asset quality metrics.

After weighing both the positive and negative evidence, management determined that a valuation allowance on the net DTA was no longer warranted as of June 30, 2014. For a more detailed discussion of the Company’s tax calculation, see Note 14 to the consolidated financial statements, included in Item 8 of the Company’s Form 10-K.

Net operating loss carryforwards will begin to expire in the year ending December 31, 2030.

The Company’s ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three Months Ended June 30,		At or For the Six Months Ended June 30,
	2014	2013	2014	2013
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	9.67%	0.75%	5.09%	0.67%
Return on average equity (3)	84.84%	6.47%	46.18%	6.31%
Interest rate spread (4)	2.92%	2.76%	2.92%	2.81%
Net interest margin (5)	3.09%	2.93%	3.08%	2.97%
Noninterest expense to average assets	3.24%	3.15%	3.17%	3.10%
Efficiency ratio (6)	87.77%	78.38%	85.61%	76.96%
Average interest-earning assets to average interest-bearing liabilities	123.00%	121.64%	122.00%	120.03%
Capital ratios:
Average equity to average assets	11.40%	11.52%	11.02%	10.56%
Equity to assets, end of period	13.13%	10.28%	13.13%	10.28%
Tier 1 leverage ratio	12.05%	10.03%	12.05%	10.03%
Tier 1 risk-based capital ratio	20.00%	18.17%	19.60%	18.17%
Total risk-based capital ratio	21.26%	19.42%	20.86%	19.42%
Asset quality ratio:
Nonperforming loans to net loans at end of period (7)	1.87%	2.88%	1.87%	2.88%
Nonperforming assets to average assets (8)	1.42%	2.22%	1.42%	2.22%
Nonperforming assets to total assets at end of period	1.39%	2.26%	1.39%	2.26%
Allowance for loan losses as a percent of loans	1.65%	1.85%	1.65%	1.85%
Allowance for loan losses as a percent of nonperforming loans (7)	89.91%	65.41%	89.91%	65.41%
Texas ratio (9)	9.82%	19.97%	9.82%	19.97%
Total classified assets as a percent of Tier 1 Capital	21.97%	30.72%	21.97%	30.72%
Total classified loans as a percent of Tier 1 Capital and ALLL	18.23%	22.22%	18.23%	22.22%
Total classified assets as a percent of Tier 1 Capital and ALLL	20.21%	27.83%	20.21%	27.83%
Net chargeoffs as a percent of average loans	0.25%	1.54%	0.24%	1.02%
Total 90+ days past due as a percent of net loans	1.53%	2.58%	1.53%	2.58%
Office data:
Number of full service banking offices	33	33	33	33
Number of loan production offices	9	9	9	9
Per share data:
Basic earnings (loss) per common share (10)	$0.84	$(0.06)	$0.88	$(0.02)
Diluted earnings (loss) per common share (10)	0.84	(0.06)	0.88	(0.02)
Book value per common share (11)	4.66	3.66	4.66	3.66
Tangible book value per common share (12)	4.66	3.66	4.66	3.66

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

Total assets increased $52.1 million to $1.8 billion at June 30, 2014, compared to December 31, 2013. Contributing to the change were increases in available for sale securities of $5.6 million, net loans of $57.6 million, loans held for sale of $4.5 million and other assets of $28.1 million offset by decreases in cash and cash equivalents of $33.7 million, Federal Home Loan Bank stock of $8.4 million and real estate owned and other repossessed assets of $1.8 million.

Funds not currently utilized for general corporate purposes are invested in overnight funds. Cash and cash equivalents decreased during the first six months of 2014 as excess funds held on deposit at the Federal Reserve were used to fund loan growth during the period.

The increase in available for sale securities was the result of a positive market value adjustment of $24.3 million during the first six months of 2014, offset by maturities, paydowns and amortization of securities totaling $12.2 million and sales of $5.0 million. The balance of the unrealized loss position at June 30, 2014 was $16.1 million, pretax. The unrealized loss position is entirely driven by the level of interest rates. To that end, the Company expects to receive all principal and interest payments contractually due and has the ability and intent to hold the securities until maturity. All of the securities are GSE issued debt or mortgage-backed securities and carry the same rating as the U.S. Government.

The duration of the securities portfolio was approximately 6.2 years at June 30, 2014. There is risk that longer term rates could continue to rise, resulting in greater unrealized losses. But it is also possible that longer term rates could fall, resulting in the recovery of all of the unrealized losses. Management continues to allow the portfolio to decline as no new investment purchases are being considered at this time. In addition, the Company may look for opportunities to sell securities to reduce the portfolio or change the duration characteristics of the portfolio.

Net loans increased $57.6 million during the first six months of 2014. Contributing to the increase was a combination of an increase in permanent construction and secured commercial loans during the period. See Note 6 to the consolidated financial statements for additional information regarding the composition of net loans.

The following table summarizes the trend in the allowance for loan losses as of June 30, 2014:

	Allowance For Loan Losses
	(Dollars in thousands)
Real Estate Loans	December 31, 2013	Provision	Recovery	Chargeoff	June 30, 2014
Permanent
One-to four-family residential	$8,319	$119	$207	$(551)	$8,094
Multifamily residential	610	148	—	(140)	618
Nonresidential	4,791	(1,026)	140	(336)	3,569
Land	74	(2)	—	—	72

Total	13,794	(761)	347	(1,027)	12,353

Construction Loans
One-to four-family residential	2,281	(739)	21	(430)	1,133
Multifamily and nonresidential	—	31	—	—	31

Total	2,281	(708)	21	(430)	1,164

Consumer Loans
Home Equity	3,552	(62)	82	(439)	3,133
Auto	35	(4)	5	(9)	27
Marine	40	(6)	14	—	48
Recreational vehicle	661	86	72	(251)	568
Other	14	11	144	(155)	14

Total	4,302	25	317	(854)	3,790

Commercial Loans
Secured	686	204	50	—	940
Unsecured	53	(341)	350	(45)	17

Total	739	(137)	400	(45)	957

Total	$21,116	$(1,581)	$1,085	$(2,356)	$18,264

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $18.3 million at June 30, 2014, down from $21.1 million at December 31, 2013. The allowance for loan losses as a percentage of loans was 1.65% at June 30, 2014, compared to 2.01% at December 31, 2013. The allowance for loan losses as a percentage of nonperforming loans was 89.91% at June 30, 2014, compared to 89.52% at December 31, 2013. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

During the first six months of 2014, the Company recorded a negative loan loss provision of ($1.6) million. The negative provision of $1.0 million associated with nonresidential real estate loans has been impacted by the payoff of a nonresidential real estate loan aggregating $7.7 million, which resulted in a release of approximately $748,000 in reserves. In addition, the negative provision of $739,000 associated with residential construction one-to four-family loans is being impacted by a change in loan loss factors. When construction is complete the loan will convert to a permanent one-to four-family residential loan. Accordingly, the loan loss factors applied to these construction one-to four-family residential loans are being aligned with one-to four-family residential real estate loans. This alignment resulted in the release of approximately $794,000 in reserves.

At the time of completion construction phase these loans will convert to permanent one-to four-family residential loans. Loan loss factors applied to these construction loans are being aligned with mortgage loans to more closely reflect the loss experience of a mortgage loan. In the past Home Savings has applied a loan loss factor similar to the one used for construction loans to contractors. As a result, the reserves set aside for these specific loans has declined approximately $794,000.

Home Savings individually analyzed a large portion of impaired mortgage and home equity loans in 2014. Many of these loans were deemed to have adequate collateral to cover any potential future losses allowing for the release of reserves. Finally, as a result of continued improvement in asset quality and a decline in loan loss history Home Savings has adjusted historical and environmental factors resulting in a decrease in reserves.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $47.1 million at June 30, 2014 as compared to $48.2 million at December 31, 2013. The schedule below summarizes impaired loans for June 30, 2014 and December 31, 2013.

Impaired Loans

(Dollars in thousands)

Real Estate Loans	June 30, 2014	December 31, 2013	Change
Permanent
One-to four-family residential	$21,272	$20,206	$1,066
Multifamily residential	134	652	(518)
Nonresidential	5,069	5,879	(810)
Land	532	487	45

Total	27,007	27,224	(217)

Construction Loans
One-to four-family residential	2,550	3,092	(542)
Multifamily and nonresidential	—	—	—

Total	2,550	3,092	(542)

Consumer Loans
Home Equity	12,158	12,550	(392)
Auto	87	66	21
Boat	156	160	(4)
Recreational vehicle	1,084	1,043	41
Other	6	2	4

Total	13,491	13,821	(330)

Commercial Loans
Secured	4,032	4,044	(12)
Unsecured	—	—	—

Total	4,032	4,044	(12)

Total Impaired Loans	$47,080	$48,181	$(1,101)

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

A debt restructuring is not necessarily a TDR for purposes of this definition even if the borrower is experiencing some financial difficulties. A TDR is not involved if:

•	the fair value of cash, other assets, or an equity interest accepted by Home Savings from a borrower in full satisfaction of its loan at least equals the recorded investment in the loan;

•	the fair value of cash, other assets, or an equity interest transferred by a borrower to Home Savings in full settlement of its loan at least equals the carrying amount of the loan;

•	Home Savings reduces the effective interest rate on the loan primarily to reflect a decrease in market interest rates in general or a decrease in the risk so as to maintain a relationship with a borrower that can readily obtain funds from other sources at the current market interest rate; or

•	Home Savings issues, in exchange for the original loan, a new marketable loan having an effective interest rate based on its market price that is at or near the current market interest rates of loans with similar maturity dates and stated interest rates issued by other banks.

The change in TDRs for the six months ended June 30, 2014 is as follows:

Troubled Debt Restructurings

	June 30, 2014	December 31, 2013	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$16,908	$16,700	$208
Multifamily residential	—	463	(463)
Nonresidential	890	858	32
Land	487	487	—

Total	18,285	18,508	(223)

Construction Loans
One-to four-family residential	388	698	(310)
Multifamily and nonresidential	—	—	—

Total	388	698	(310)

Consumer Loans
Home Equity	10,412	11,133	(721)
Auto	8	10	(2)
Marine	—	—	—
Recreational vehicle	816	836	(20)
Other	—	—	—

Total	11,236	11,979	(743)

Commercial Loans
Secured	324	333	(9)
Unsecured	—	—	—

Total	324	333	(9)

Total Restructured Loans	$30,233	$31,518	$(1,285)

The decrease in the level of TDR loans during the six months ended June 30, 2014 was attributable primarily to paydowns in accordance with terms of the loans.

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. TDR loans that were on nonaccrual status aggregated $4.3 million and $4.9 million at June 30, 2014 and December 31, 2013, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $25.9 million at June 30, 2014 and $26.6 million at December 31, 2013.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $20.3 million, or 1.87% of net loans, at June 30, 2014, compared to $23.6 million, or 2.29% of net loans, at December 31, 2013.

The schedule below summarizes the change in nonperforming loans for the first six months of 2014.

Nonperforming Loans

(Dollars in thousands)

	June 30, 2014	December 31, 2013	Change
Real Estate Loans
Permanent
One-to four-family residential	$5,380	$6,356	$(976)
Multifamily residential	133	641	(508)
Nonresidential	4,902	5,560	(658)
Land	532	496	36

Total	10,947	13,053	(2,106)

Construction Loans
One-to four-family residential	2,553	3,084	(531)
Multifamily and nonresidential	—	—	—

Total	2,553	3,084	(531)

Consumer Loans
Home Equity	2,224	2,771	(547)
Auto	64	110	(46)
Marine	127	136	(9)
Recreational vehicle	242	263	(21)
Other	6	13	(7)

Total	2,663	3,293	(630)

Commercial Loans
Secured	4,023	4,028	(5)
Unsecured	128	130	(2)

Total	4,151	4,158	(7)

Total Nonperforming Loans	$20,314	$23,588	$(3,274)

Loans held for sale increased $4.5 million, or 92.0%, to $9.3 million at June 30, 2014, compared to $4.8 million at December 31, 2013. The change was primarily attributable to the timing of originations and sales during the period. Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

FHLB stock decreased to $18.1 million at June 30, 2014 compared to $26.5 million at December 31, 2013. During the first quarter of 2014, the FHLB redeemed 83,962 shares, having a historical cost of $8.4 million (or $100 per share). Home Savings received cash for the redemption. There was no gain or loss recognized on the redemption. Also during the first six months of 2014, the FHLB paid a cash dividend of $497,000 in lieu of stock dividends to its member banks.

Real estate owned and other repossessed assets decreased $1.8 million, or 28.3%, during the six months ended June 30, 2014. The following table summarizes the activity in real estate owned and other repossessed assets during the period:

	Real Estate Owned	Repossessed Assets	Total
	(Dollars in thousands)
Balance at Beginning of period	$6,318	$23	$6,341
Acquisitions	851	2	853
Sales, net	(2,185)	(23)	(2,208)
Change in valuation allowance	(438)	—	(438)

Balance at End of period	$4,546	$2	$4,548

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of June 30, 2014:

	Balance	Valuation Allowance	Net Balance
	(Dollars in thousands)
Real estate owned
One-to four-family	$2,830	$(445)	$2,385
Multifamily residential	43	—	43
Nonresidential	139	(60)	79
One-to four-family residential construction	4,827	(2,979)	1,848
Land	270	(79)	191

Total real estate owned	8,109	(3,563)	4,546
Repossessed assets
Auto	2	—	2
Marine	—	—	—
Recreational vehicle	—	—	—

Total repossessed assets	—	—	—

Total real estate owned and other repossessed assets	$8,111	$(3,563)	$4,548

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

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other encumbrance provided to participants covered by the BOLI. Home Savings recognized $712,000 and $459,000, as other non-interest income based on the change in cash value of the policies in the six months ended June 30, 2014 and 2013, respectively.

Other assets increased $28.1 million, largely due to the reversal of the valuation allowance previously established on the Company’s net deferred tax assets. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, United Community conducts a regular assessment of all available evidence, both positive and negative. This evidence includes, but is not limited to, taxable income in prior periods, projected future income, projected future reversals of deferred tax items and the future effects of enacted tax law changes. Based on these criteria, including projected usage of its net operating loss (NOL) carryforward, United Community determined that it was necessary to maintain a full valuation allowance against the deferred tax asset at December 31, 2013.

As of June 30, 2014, the net deferred tax asset (DTA) was $30.2 million, and as of December 31, 2013, the net DTA (prior to any valuation allowance) was $42.8 million. Management maintained a valuation allowance against the net deferred tax assets at December 31, 2013 based on consideration of, but not limited to, its cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards.

As of June 30, 2014, the Company had reversed $40.3 million of the valuation allowance on its net DTA. $1.6 million of the reversal is due to current year-to-date operating income; the remaining $38.7 million is due to management’s change in judgment regarding the ability to realize deferred tax assets in future years. The realization of a DTA is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. “More likely than not” is defined as the DTA being more than 50% likely of being realized. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of the DTA both positive and negative, that could be objectively verified.

Positive evidence considered included (1) the Company’s recent history of quarterly pre-tax earnings (ten out of the last eleven quarters with the most recent quarterly loss being recorded for the quarter ended September 30, 2012 due to a bulk sale of troubled assets ), (2) expectations for sustained and continued profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods (4) resolution to executive searches placed on key management positions (5) evaluation of core earnings (6) adequacy of capital to fund balance sheet and future growth and (7) cost-saving initiatives triggered during the quarter.

Negative evidence considered was (1) the uncertainty about the potential impact on future earnings from nonperforming assets along with (2) a pre-tax loss reported by the Company during one quarterly period over the previous eleven quarters. As the number of consecutive periods of profitability increased and the level of profits are indicative of on-going results, the weight of cumulative losses as negative evidence decreased. A reduction in the weight given to such losses is further validated given that the source of the losses was due to an elevated level of problem assets and related credit costs, which have since been significantly reduced due to the bulk asset sale in 2012 and as evidenced by the improvements in the Company’s asset quality metrics.

After weighing both the positive and negative evidence, management determined that a valuation allowance on the net DTA was no longer warranted as of June 30, 2014. For a more detailed discussion of the Company’s tax calculation, see Note 14 to the consolidated financial statements, included in Item 8 of the Company’s Form 10-K.

The Company’s ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

Total deposits decreased $16.3 million to $1.4 billion at June 30, 2014, compared to December 31, 2013. Certificates of deposit declined and were only partially offset by an increase in savings and checking deposits. As of June 30, 2014, Home Savings had no brokered deposits.

Advance payments by borrowers for taxes and insurance decreased $7.4 million during the first six months of 2014. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $2.2 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $5.2 million.

Federal Home Loan Bank advances increased from $50.0 million at December 31, 2013 to $65.0 million at June 30, 2014. The increase partially funded the growth of the Company.

Home Savings receives requests for reimbursements from both Freddie Mac and Fannie Mae to make them whole on loans sold to them in the secondary market. These loans were originated by Home Savings in the normal course, but such loans have certain defined weaknesses such that a settlement to the investor is required. For the six months ended June 30, 2014, Home Savings incurred expenses of $25,000 associated with such repurchases. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $973,000 at June 30, 2014.

Other liabilities increased $732,000 to $10.6 million at June 30, 2014, from $9.8 million at December 31, 2013. The change was the result of the accrual of expenses associated with severance payments, incentive payments, legal and other consulting services, offset by the remittance of funds owed to the Small Business Administration after the sale of collateral secured on a foreclosed loan.

Shareholders’ equity increased $60.0 million to $235.0 million at June 30, 2014, from $175.1 million at December 31, 2013. The change occurred as a result of net income for the period, including the tax benefit recognized on the reversal of the valuation allowance on net deferred tax assets, along with positive adjustments to other comprehensive income for the recovery of value of available for sale securities during the period.

Accumulated other comprehensive income improved $15.8 million from December 31, 2013 to June 30, 2014. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities included in other comprehensive income have not been recognized into income at June 30, 2014 and December 31, 2013 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell (and it is likely that management will not be required to sell) the securities prior to their anticipated recovery, and the decline in fair value is largely due to the rise in longer-term interest rates in 2013 and 2014. The fair value is expected to recover as the investments approach maturity and the Company has the intent an ability to hold these investments until recovery.

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

Book value per common share as of June 30, 2014 was $4.66 as compared to $3.48 per common share as of December 31, 2013. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as mentioned above.

Comparison of Operating Results for the Three Months Ended

June 30, 2014 and June 30, 2013

Net Income. United Community recognized net income for the three months ended June 30, 2014, of $42.4 million, or $0.84 per diluted common share compared to net income of $3.4 million, before amortization of the discount on preferred stock for the three months ended June 30, 2013. As part of the capital raise in 2013, United Community issued preferred stock that was later converted to common stock. No dividend was declared or paid on the preferred stock. However, because the preferred stock was issued at a price below the then market price of our common stock, the difference is deemed a non-cash dividend under U.S. GAAP and is deducted in the calculation of net income available to common shareholders. Therefore, a net loss available to common shareholders as of June 30, 2013 was ($2.5) million, or $(0.06) per diluted share.

The significant increase in earnings for the second quarter of 2014 was primarily a result of the reversal of the valuation allowance on net deferred tax assets, which provided an income tax benefit of $38.8 million. In addition, the Company recorded a negative loan loss provision of ($1.6) million, compared to provision for loan losses of $1.1 million for the second quarter of 2013.

Net interest income for the period increased $105,000. The provision for loan losses decreased $2.7 million during the same period. Additionally, non-interest income decreased $2.9 million and noninterest expense decreased $142,000.

Net Interest Income. Net interest income for the three months ended June 30, 2014 and 2013 was $12.7 million and $12.6 million, respectively. Net interest margin for the three months ended June 30, 2014 and 2013 was 3.09% and 2.93%, respectively.

Total interest income decreased $176,000 in the second quarter of 2014 compared to the second quarter of 2013, primarily as a result of a decrease of $70.7 million in the average balance of available for sale securities as well as a decrease in the average balance of FHLB stock. These declines were offset by an increase in the average balance of net loans of $52.9 million in the second quarter of 2014 as compared to the same quarter last year, despite a decrease in the yield on those assets of 18 basis points.

Total interest expense decreased $281,000 for the quarter ended June 30, 2014, as compared to the same quarter last year. The change was due primarily to reductions of $282,000 in interest paid on deposits. The overall decrease in interest expense was partially attributable to an 11.0% growth in noninterest bearing deposits. Also contributing to the decrease between the two quarterly periods was a reduction of two basis points in the cost of certificates of deposit. The average outstanding balance of certificates of deposit in the second quarter of 2014 declined by $73.6 million as compared to the second quarter of 2013.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the second quarter of last year. The interest rate spread for the three months ended June 30, 2014, increased to 2.92% compared to 2.76% for the quarter ended June 30, 2013. The net interest margin increased 16 basis points to 3.09% for the three months ended June 30, 2014 compared to 2.93% for the same quarter in 2013.

	For the Three Months Ended June 30,
	2014 vs. 2013
	Increase (decrease) due to		Total increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(396)	$550	$154
Loans held for sale	(33)	29	(4)
Investment securities:
Available for sale	181	(440)	(259)
FHLB stock	100	(147)	(47)
Other interest-earning assets	5	(25)	(20)

Total interest-earning assets	$(143)	$(33)	$(176)

Interest-bearing liabilities:
Savings accounts	(17)	1	(16)
NOW and money market accounts	(16)	(4)	(20)
Certificates of deposit	(26)	(219)	(245)
Federal Home Loan Bank advances	—	—	—
Repurchase agreements and other	—	—	—

Total interest-bearing liabilities	$(59)	$(222)	(281)

Change in net interest income			$105

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a negative loan loss provision of ($1.6) million in the second quarter of 2014, compared to a $1.1 million provision in the second quarter of 2013. During the second quarter of 2014, a commercial real estate loan aggregating $7.7 million paid off, causing a reduction in the loan loss provision $748,000. Furthermore, the provision was reduced by $491,000 due to the realignment of loan loss factors assigned to construction one- to four- family residential loans. The loan loss factors applied to these construction one- to four-family residential loans are being aligned with permanent one-to four-family residential real estate loans.

During 2014, chargeoffs exceeded provision primarily as a result of a large nonresidential real estate loan payoff releasing $748,000 in reserves. In addition, Home Savings individually analyzed a large portion of impaired mortgage and home equity loans in the first quarter of 2014. Many of these loans were deemed to have adequate collateral to cover any potential future losses. This analysis allowed Home Savings to release a portion of the reserves that had been set aside for potential losses on these loans. Loans that did not have adequate collateral were written down to fair value. Home Savings also made a change in loan loss factors associated with residential construction one- to four-family loans. When construction is complete the loan will convert to a permanent one-to four- family residential loan. Accordingly, the loan loss factors applied to these construction one- to four-family residential loans are being aligned with one- to four-family residential real estate loans. This alignment resulted in the release of approximately $794,000 in reserves.

Noninterest Income. Noninterest income in the second quarter of 2014 was $3.4 million, as compared to noninterest income for the second quarter of 2013 of $6.4 million. The decrease in noninterest income was driven by decreased mortgage banking income, gains on the sale of available for sale securities and other income. As a result of a decrease of $32.4 million in mortgage originations sold, comparing the second quarter of 2014 to the second quarter of 2013, mortgage banking income declined $1.1 million. The change in gains recognized on the sale of available for sale securities was the result of sales in the second quarter of 2013 that did not reoccur in the second quarter of 2014. The change in real estate owned and other repossessed assets charges is a result of additional valuation reserves being required on select other real estate owned in the second quarter of 2013. The change in other income was the result of lower net rental income received on real estate owned and lower debit card fees earned in the current quarter, compared to the same quarter last year. Also, Home Savings recognized a recovery of $561,000 on interest rate caps in the second quarter of 2013.

Noninterest Expense. Noninterest expense was $14.2 million in the second quarter of 2014, compared to $14.4 million in the second quarter of 2013; a difference of $142,000. During the second quarter of 2014, Home Savings incurred a $923,000 charge related to cost reduction initiatives. The Company anticipates a savings of approximately $5.0 million annualized on a go-forward basis or approximately 9.0% of annualized noninterest expenses as a result of this initiative.

In the second quarter of 2014, most other expenses decreased primarily because of lower expenses incurred on loans sold in the secondary market. Reduced FDIC insurance premiums of $276,000 and franchise/financial institutions tax expenses of $202,000 also contributed to the change. Reduced FDIC premiums are the result of the termination of all regulatory orders that the Bank had been operating under. The lower franchise/financial institutions tax is the result of a change in Ohio tax law. These reductions were offset by an increase of $1.2 million in salaries and employee benefits, primarily due to the above mentioned cost reduction initiative.

As of June 30, 2014, United Community accrued $300,000 for a legal matter that is believed to be appropriate based upon information available at that time. It is possible that the assumptions used regarding the ultimate outcome of this litigation may change, which could result in increasing or decreasing the accrual for this matter. As of June 30, 2014, management does not believe that there is a reasonable possibility that any material loss exceeding the amount already recognized for United Community’s litigation claims has been incurred. However, the ultimate resolutions of these proceedings and matters are inherently unpredictable. As such, the Company’s financial condition and results of operations could be adversely affected in any particular period by the unfavorable resolution of such litigation. In July, 2014, United Community and the plaintiff reached a settlement in principal, subject to final negotiation of a definitive agreement. The difference between the accrual and settlement is immaterial.

Income Taxes. During the three months ended June 30, 2014, the Company recognized a tax benefit of $38.8 million on pre-tax income of $3.6 million, compared to tax expense of $150,000 on pre-tax income of $3.5 million for the three months ended June 30, 2013. The primary reason for the variance was the reversal of substantially all of the Company’s deferred tax asset valuation allowance in the quarter ended June 30, 2014. As of June 30, 2014, the net deferred tax asset (DTA) was $30.2 million, and as of December 31, 2013, the net DTA (prior to any valuation allowance) was $42.8 million. Management maintained a valuation allowance against the net deferred tax assets at December 31, 2013 based on consideration of, but not limited to, its cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards.

As of June 30, 2014, the Company had reversed $40.3 million of the valuation allowance on its net DTA. $1.6 million of the reversal is due to current year-to-date operating income; the remaining $38.7 million is due to management’s change in judgment regarding the ability to realize deferred tax assets in future years. The realization of a DTA is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. “More likely than not” is defined as the DTA being more than 50% likely of being realized. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of the DTA both positive and negative, that could be objectively verified.

Positive evidence considered included (1) the Company’s recent history of quarterly pre-tax earnings (ten out of the last eleven quarters with the most recent quarterly loss being recorded for the quarter ended September 30, 2012 due to a bulk sale of troubled assets), (2) expectations for sustained and continued profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods (4) resolution to executive searches placed on key management positions (5) evaluation of core earnings (6) adequacy of capital to fund balance sheet and future growth and (7) cost-saving initiatives triggered during the quarter.

Negative evidence considered was (1) the uncertainty about the potential impact on future earnings from nonperforming assets along with (2) a pre-tax loss reported by the Company during one quarterly periods over the previous eleven quarters. As the number of consecutive periods of profitability increased and the level of profits are indicative of on-going results, the weight of cumulative losses as negative evidence decreased. A reduction in the weight given to such losses is further validated given that the source of the losses was due to an elevated level of problem assets and related credit costs, which have since been significantly reduced due to the bulk asset sale in 2012 and as evidenced by the improvements in the Company’s asset quality metrics.

After weighing both the positive and negative evidence, management determined that a valuation allowance on the net DTA was no longer warranted as of June 30, 2014. For a more detailed discussion of the Company’s tax calculation, see Note 14 to the consolidated financial statements, included in Item 8 of the Company’s Form 10-K.

The Company’s ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

The Company expects tax expense for the remainder of the year to be offset by the reversal of the remaining valuation allowance, for an effective tax rate of zero, excluding the discrete benefit recorded in the second quarter. The effective tax rate for 2015 is expected to more closely reflect marginal tax rates.

Comparison of Operating Results for the Six Months Ended

June 30, 2014 and June 30, 2013

Net Income. United Community recognized net income for the six months ended June 30, 2014, of $44.5 million, or $0.88 per diluted common share compared to net income of $6.1 million, before amortization of the discount on preferred stock for the six months ended June 30, 2013. As part of the capital raise in 2013, United Community issued preferred stock that was later converted to common stock. No dividend was declared or paid on the preferred stock. However, because the preferred stock was issued at a price below the then market price of our common stock, the difference is deemed a non-cash dividend under U.S.GAAP and is deducted in the calculation of net income available to common shareholders. Therefore, a net loss available to common shareholders as of June 30, 2013 was $680,000, or $(0.02) per diluted share.

The significant increase in earnings for the first half of 2014 was primarily a result of the reversal of the valuation allowance on net deferred tax assets, which provided an income tax benefit of $38.7 million. In addition, the Company recorded a negative loan loss provision of ($1.6) million, compared to provision for loan losses of $3.2 million for the first half of 2013.

Net interest income for the period decreased $210,000. The provision for loan losses decreased $4.8 million during the same period. Additionally, non-interest income decreased $5.4 million and noninterest expense decreased $463,000. United Community’s annualized return on average assets and return on average equity were 5.09% and 46.18%, respectively, for the six months ended June 30, 2014. The annualized return on average assets and return on average equity for the comparable period in 2013 were 0.67% and 6.31%, respectively.

Net Interest Income. Net interest income for the six months ended June 30, 2014 and 2013 was $25.3 million and $25.6 million, respectively. Net interest margin for the six months ended June 30, 2014 and 2013 was 3.08% and 2.97%, respectively.

Total interest income decreased $907,000 in the first six months of 2014 compared to the first six months of 2013, primarily as a result of a decrease of $78.4 million in the average balance of available for sale securities as well as a decrease in the yield on net loans of 18 basis points. These declines were offset by an increase in the average balance of net loans of $23.9 million in the first six months of 2014 as compared to the same period last year.

Total interest expense decreased $697,000 for the six months ended June 30, 2014, as compared to the same period last year. The change was due primarily to reductions of $692,000 in interest paid on deposits. The overall decrease in interest expense was partially attributable to a 15.8% growth in noninterest bearing deposits. Also contributing to the decrease between the two periods was a reduction of 5 basis points in the cost of certificates of deposit. The average outstanding balance of certificates of deposit in the first half of 2014 declined by $71.3 million as compared to the first half of 2013. Furthermore, the average balance of non-time deposits decreased $6.0 million and the cost of non-time deposits decreased 4 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first six months of last year. The interest rate spread for the six months ended June 30, 2014, increased to 2.92% compared to 2.81% for the six months ended June 30, 2013. The net interest margin increased 11 basis points to 3.08% for the six months ended June 30, 2014 compared to 2.97% for the same period in 2013.

	For the Six Months Ended June 30,
	2014 vs. 2013
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(963)	$612	$(351)
Loans held for sale	928	(972)	(44)
Investment securities:
Available for sale	613	(1,059)	(446)
FHLB stock	107	(170)	(63)
Other interest-earning assets	12	(15)	(3)

Total interest-earning assets	$697	$(1,604)	$(907)

Interest-bearing liabilities:
Savings accounts	(61)	2	(59)
NOW and money market accounts	(71)	(11)	(82)
Certificates of deposit	(126)	(425)	(551)
Federal Home Loan Bank advances	(51)	46	(5)
Repurchase agreements and other	—	—	—

Total interest-bearing liabilities	$(309)	$(388)	(697)

Change in net interest income			$(210)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized negative loan loss provision of ($1.6) million in the first six months of 2014, compared to a $3.2 million expense in the first six months of 2013. During the second quarter of 2014, a commercial real estate loan aggregating $7.7 million paid off, causing a reduction in the loan loss provision $748,000. Furthermore, the provision was reduced by $794,000 due to the realignment of loan loss factors assigned to construction one- to four- family residential loans. The loan loss factors applied to these construction one- to four-family residential loans are being aligned with permanent one to four family residential real estate loans. Also contributing to the change in the provision for loan losses were charge offs of $560,000 previously reserved associated with one commercial lending relationship that was settled in the first quarter of 2013. In addition, a $382,000 specific reserve was established in 2013 on another commercial relationship to adjust the net book value to an anticipated resolution balance.

Noninterest Income. Noninterest income in the first six months of 2014 was $6.7 million, as compared to noninterest income for the second quarter of 2013 of $12.1 million. The decrease in noninterest income was driven by decreases mortgage banking income, gains on the sale of available for sale securities and other income. The decrease in mortgage banking income was caused by an $81.2 million reduction in mortgage originations sold which resulted in a $2.1 million decline in mortgage banking income. The change in gains recognized on the sale of available for sale securities was the result of sales made in the first half of 2013 that did not reoccur in the first half of 2014. The change in other income was the result of lower net rental income received on real estate owned and lower debit card fees earned in the current quarter, compared to the same quarter last year. Also, Home Savings recognized a recovery of $700,000 on interest rate caps in the first six months of 2013.

Noninterest Expense. Noninterest expense was $27.8 million in the first six months of 2014, compared to $28.2 million in the first six months of 2013; a difference of $463,000. In the first half of 2014, other expenses decreased primarily because of lower expenses incurred on loans sold in the secondary market. Reduced FDIC premiums of $577,000 and franchise/financial institutions tax expenses of $435,000 also contributed to the change. Reduced FDIC premiums are the result of the termination of all regulatory orders that the Bank had been operating under. The lower franchise/financial institutions tax is the result of a change in Ohio tax law. These reductions were offset by an increase of $1.9 million in salaries and employee benefits, primarily due to the above mentioned cost reduction initiative.

Income Taxes. During the six months ended June 30, 2014 the Company recognized a tax benefit of $38.7 million on pre-tax income of $5.8 million, compared to tax expense of $150,000 on pre-tax income of $6.2 million for the six months ended June 30, 2013. The primary reason for the variance was the reversal of substantially all of the Company’s deferred tax asset valuation allowance in the quarter ended June 30, 2014. As of June 30, 2014, the net deferred tax asset (DTA) was $30.2 million, and as of December 31, 2013, the net DTA (prior to any valuation allowance) was $42.8 million. Management maintained a valuation allowance against the net deferred tax assets at December 31, 2013 based on consideration of, but not limited to, its cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards.

As of June 30, 2014, the Company had reversed $40.3 million of the valuation allowance on its net DTA. $1.6 million of the reversal is due to current year-to-date operating income; the remaining $38.7 million is due to management’s change in judgment regarding the ability to realize deferred tax assets in future years. The realization of a DTA is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. “More likely than not” is defined as the DTA being more than 50% likely of being realized. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of the DTA both positive and negative, that could be objectively verified.

Positive evidence considered included (1) the Company’s recent history of quarterly pre-tax earnings (ten out of the last eleven quarters with the most recent quarterly loss being recorded for the quarter ended September 30, 2012 due to a bulk sale of troubled assets), (2) expectations for sustained and continued profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods (4) resolution to executive searches placed on key management positions (5) evaluation of core earnings (6) adequacy of capital to fund balance sheet and future growth and (7) cost-saving initiatives triggered during the quarter.

Negative evidence considered was (1) the uncertainty about the potential impact on future earnings from nonperforming assets along with (2) a pre-tax loss reported by the Company during one quarterly periods over the previous eleven quarters. As the number of consecutive periods of profitability increased and the level of profits are indicative of on-going results, the weight of cumulative losses as negative evidence decreased. A reduction in the weight given to such losses is further validated given that the source of the losses was due to an elevated level of problem assets and related credit costs, which have since been significantly reduced due to the bulk asset sale in 2012 and as evidenced by the improvements in the Company’s asset quality metrics.

After weighing both the positive and negative evidence, management determined that a valuation allowance on the net DTA was no longer warranted as of June 30, 2014. For a more detailed discussion of the Company’s tax calculation, see Note 14 to the consolidated financial statements, included in Item 8 of the Company’s Form 10-K.

The Company’s ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

The Company expects tax expense for the remainder of the year to be offset by the reversal of the remaining valuation allowance, for an effective tax rate of zero, excluding the discrete benefit recorded in the second quarter. The effective tax rate for 2015 is expected to more closely reflect marginal tax rates.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three month periods ended June 30, 2014 and 2013. Average balance calculations were based on daily balances.

	Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,069,690	$12,361	4.62%	$1,016,810	$12,207	4.80%
Net loans held for sale	5,514	74	5.37%	7,683	78	4.06%
Investment securities:
Available for sale	518,553	3,125	2.41%	589,284	3,384	2.30%
Federal Home Loan Bank stock	18,068	230	5.09%	26,464	277	4.19%
Other interest-earning assets	38,469	21	0.22%	83,535	41	0.20%

Total interest-earning assets	1,650,294	15,811	3.84%	1,723,776	15,987	3.71%
Noninterest-earning assets	103,976			99,246

Total assets	$1,754,270			$1,823,022

Interest-bearing liabilities:
NOW and money market accounts	$463,786	$226	0.19%	$470,704	$246	0.21%
Savings accounts	279,004	43	0.06%	274,238	59	0.09%
Certificates of deposit	457,945	1,358	1.19%	531,553	1,604	1.21%
Federal Home Loan Bank advances	50,385	524	4.16%	50,000	524	4.19%
Repurchase agreements and other	90,570	919	4.06%	90,591	918	4.05%

Total interest-bearing liabilities	1,341,690	3,070	0.92%	1,417,086	3,351	0.95%

Noninterest-bearing liabilities	212,664			195,991

Total liabilities	1,554,354			1,613,077
Equity	199,916			209,945

Total liabilities and equity	$1,754,270			$1,823,022

Net interest income and interest rate spread		$12,741	2.92%		$12,636	2.76%

Net interest margin			3.09%			2.93%

Average interest-earning assets to average interest-bearing liabilities			123.00%			121.64%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three month periods ended June 30, 2014 and 2013. Average balance calculations were based on daily balances.

	Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Net loans (1)	$1,056,054	$24,483	4.64%	$1,032,150	$24,834	4.81%
Net loans held for sale	4,986	123	4.93%	10,015	167	3.33%
Investment securities:
Available for sale	517,297	6,366	2.46%	595,696	6,812	2.29%
Federal Home Loan Bank stock	20,619	497	4.82%	26,464	560	4.23%
Other interest-earning assets	45,898	47	0.20%	55,827	50	0.18%

Total interest-earning assets	1,644,854	31,516	3.84%	1,720,152	32,423	3.77%
Noninterest-earning assets	104,682			101,736

Total assets	$1,749,536			$1,821,888

Interest-bearing liabilities:
NOW and money market accounts	$464,295	$456	0.20%	$473,855	$538	0.23%
Savings accounts	275,468	87	0.06%	271,874	146	0.11%
Certificates of deposit	467,680	2,761	1.18%	538,995	3,312	1.23%
Federal Home Loan Bank advances	50,193	1,042	4.15%	57,740	1,047	3.63%
Repurchase agreements and other	90,572	1,827	4.03%	90,594	1,827	4.03%

Total interest-bearing liabilities	1,348,208	6,173	0.92%	1,433,058	6,870	0.96%

Noninterest-bearing liabilities	208,592			196,373

Total liabilities	1,556,800			1,629,431
Equity	192,736			192,457

Total liabilities and equity	$1,749,536			$1,821,888

Net interest income and interest rate spread		$25,343	2.92%		$25,553	2.81%

Net interest margin			3.08%			2.97%

Average interest-earning assets to average interest-bearing liabilities			122.00%			120.03%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2013 and the quarter ended June 30, 2014, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Three Months Ended June 30, 2014
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.89%	6.00%	-1.74%	30.00%	$2,119	-20.00%	4.16%
300	12.42%	6.00%	-1.22%	25.00%	1,270	-15.00%	2.49%
200	13.06%	7.00%	-0.58%	20.00%	412	-10.00%	0.81%
100	14.07%	7.00%	0.43%	15.00%	(273)	-5.00%	-0.54%
Static	13.63%	9.00%	—%	—%	—	—%	—%

Year Ended December 31, 2013
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	9.27%	6.00%	-2.20%	30.00%	$3,761	-20.00%	7.70%
300	9.85%	6.00%	-1.62%	25.00%	2,796	-15.00%	5.72%
200	10.52%	7.00%	-0.95%	20.00%	1,638	-10.00%	3.35%
100	11.11%	7.00%	-0.36%	15.00%	409	-5.00%	0.84%
Static	11.47%	9.00%	—%	—%	—	—%	—%

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

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2014. Based on their evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that United Community’s disclosure controls and procedures as of June 30, 2014, were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act (i) was recorded, processed, summarized and reported on a timely basis, and (ii) is accumulated and communicated to management, including United Community’s Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2014, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

Excluding deferred tax assets and liabilities, there have been no significant changes in United Community’s risk factors as outlined in United Community’s Form 10-K for the period ended December 31, 2013. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision (credit) for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the expected amount to be realized.

Income tax positions that meet a more-likely-than-not recognition threshold are measured as the largest amount of income tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority.

The Company reversed its DTA valuation allowance as of June 30, 2014 resulting in a net deferred tax asset of $30.2 million at that date. This compares to no deferred tax asset as of December 31, 2013 as it was fully reserved against. There are a number of tax issues that impact the deferred tax asset balancing including changes in temporary differences between the financial statement and tax recognition of revenue and expenses and estimates as to the deductibility of prior losses.

For the quarter ended June 30, 2014, management determined it was more likely than not that a significant portion of the DTA would be realized. Management’s decision was based upon evidence including its earnings performance trend, expected continued profitability, and improvement in the Company’s financial condition. The Company’s ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred lax assets and liabilities and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable

(b)	Not applicable

(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended June 30, 2014:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares remaining that may yet be purchased under the plan
April 1 through April 30, 2014	—	$—	—	1,477,804
May 1 through May 31, 2014	37,200	$3.76	37,200	1,440,604
June 1 through June 30, 2014	119,300	$3.84	119,300	1,321,304

Total	156,500	$3.82	156,500	1,321,304

ITEM 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation

3.2	Amendment to Articles of Incorporation

3.3	Amendment to Articles of Incorporation

3.4	Amended Code of Regulations

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Certification of Statements by Chief Executive Officer and Chief Financial Officer

101	The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

Date: August 7, 2014	/S/ Gary M. Small
Gary M. Small
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 7, 2014	/S/ Timothy W. Esson
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