Form 10-Q
period 2014-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2014-11-10
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,688,619 common shares as of October 31, 2014.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$20,059	$20,937
Federal funds sold	9,531	56,394
Total cash and cash equivalents	29,590	77,331
Securities:
Available for sale, at fair value	507,125	511,006
Loans held for sale	10,567	4,838
Loans, net of allowance for loan losses of $18,132 and $21,116	1,119,955	1,029,192
Federal Home Loan Bank stock, at cost	18,068	26,464
Premises and equipment, net	20,138	20,924
Accrued interest receivable	5,256	5,694
Real estate owned and other repossessed assets, net	4,487	6,341
Core deposit intangible	100	152
Cash surrender value of life insurance	46,048	44,972
Other assets	40,206	10,936
Total assets	$1,801,540	$1,737,850
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Interest bearing	$1,164,745	$1,221,162
Non-interest bearing	181,632	170,590
Total deposits	1,346,377	1,391,752
Borrowed funds:
Federal Home Loan Bank advances	138,000	50,000
Repurchase agreements and other	60,563	90,578
Total borrowed funds	198,563	140,578
Advance payments by borrowers for taxes and insurance	13,350	20,060
Accrued interest payable	380	550
Accrued expenses and other liabilities	9,164	9,836
Total liabilities	1,567,834	1,562,776
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 49,682,291 and 50,339,886 shares, respectively, outstanding	174,283	174,719
Retained earnings	126,229	81,515
Accumulated other comprehensive income (loss)	(26,310)	(41,665)
Treasury stock, at cost, 4,456,619 and 3,799,821 shares, respectively	(40,496)	(39,495)
Total shareholders’ equity	233,706	175,074
Total liabilities and shareholders’ equity	$1,801,540	$1,737,850

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended
	September 30,
	2014	2013
	(Dollars in thousands,
	except per share data)
Interest income
Loans	$12,436	$12,233
Loans held for sale	114	80
Securities available for sale	3,002	3,364
Federal Home Loan Bank stock dividends	180	280
Other interest earning assets	4	52
Total interest income	15,736	16,009
Interest expense
Deposits	1,548	1,847
Federal Home Loan Bank advances	537	529
Repurchase agreements and other	926	929
Total interest expense	3,011	3,305
Net interest income	12,725	12,704
Provision for loan losses	116	657
Net interest income after provision for loan losses	12,609	12,047
Non-interest income
Non-deposit investment income	408	275
Mortgage servicing fees	678	702
Deposit related fees	1,321	1,471
Mortgage servicing rights valuation	2	30
Mortgage servicing rights amortization	(435)	(482)
Other service fees	3	13
Net gains (losses):
Securities available for sale (includes $328 and $0, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	328	—
Mortgage banking income	676	895
Real estate owned and other repossessed assets charges, net	(203)	(395)
Card fees	837	821
Other income	559	218
Total non-interest income	4,174	3,548
Non-interest expense
Salaries and employee benefits	7,001	7,379
Occupancy	874	811
Equipment and data processing	1,791	1,698
Franchise tax	198	385
Advertising	181	226
Amortization of core deposit intangible	17	20
FDIC insurance premiums	295	598
Other insurance premiums	138	174
Legal and consulting fees	184	368
Other professional fees	555	393
Debt prepayment penalty	1,396	—
Real estate owned and other repossessed asset expenses	189	354
Other expenses	1,433	1,122
Total non-interest expenses	14,252	13,528
Income before income taxes	2,531	2,067
Income tax (benefit) expense (includes $115 and $0 income tax expense from reclassification items)	(369)	350
Net income	2,900	1,717
Amortization of discount on preferred stock	—	—
Earnings available to common shareholders	$2,900	$1,717

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
	(Dollars in thousands,
	except per share data)
Interest income
Loans	$36,919	$37,067
Loans held for sale	237	247
Securities available for sale	9,368	10,176
Federal Home Loan Bank stock dividends	677	840
Other interest earning assets	51	102
Total interest income	47,252	48,432
Interest expense
Deposits	4,852	5,843
Federal Home Loan Bank advances	1,579	1,576
Repurchase agreements and other	2,753	2,756
Total interest expense	9,184	10,175
Net interest income	38,068	38,257
Provision for loan losses	(1,465)	3,834
Net interest income after provision for loan losses	39,533	34,423
Non-interest income
Non-deposit investment income	1,156	1,189
Mortgage servicing fees	2,053	2,104
Deposit related fees	3,850	4,065
Mortgage servicing rights valuation	(4)	676
Mortgage servicing rights amortization	(1,259)	(1,712)
Other service fees	3	74
Net gains (losses):
Securities available for sale (includes $362 and $2,578, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	362	2,578
Mortgage banking income	1,600	3,927
Real estate owned and other repossessed assets charges, net	(628)	(1,966)
Card fees	2,461	2,734
Other income	1,242	1,956
Total non-interest income	10,836	15,625
Non-interest expense
Salaries and employee benefits	22,863	22,539
Occupancy	2,622	2,484
Equipment and data processing	5,552	5,240
Franchise tax	594	1,216
Advertising	617	646
Amortization of core deposit intangible	52	66
FDIC insurance premiums	875	1,755
Other insurance premiums	410	525
Legal and consulting fees	522	567
Other professional fees	1,564	1,476
Debt prepayment penalty	1,396	—
Real estate owned and other repossessed asset expenses	539	1,140
Other expenses	4,415	4,106
Total non-interest expenses	42,021	41,760
Income before income taxes	8,348	8,288
Income tax (benefit) expense (includes $127 and $0 income tax expense from reclassification items)	(39,050)	500
Net income	47,398	7,788
Amortization of discount on preferred stock	—	(6,751)
Earnings available to common shareholders	$47,398	$1,037

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Net income	$2,900	$1,717	$47,398	$7,788
Other comprehensive income (loss)
Unrealized gains (losses) on securities, net of tax	(409)	(2,121)	15,355	(38,006)
Total other comprehensive income (loss)	$(409)	$(2,121)	$15,355	$(38,006)
Comprehensive income (loss)	$2,491	$(404)	$62,753	$(30,218)
Earnings per share
Basic	$0.06	$0.03	$0.94	$0.02
Diluted	0.06	0.03	0.94	0.02

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

						Accumulated
	Preferred	Common				Other
	Shares	Shares	Preferred	Common	Retained	Comprehensive	Treasury
	Outstanding	Outstanding	Stock	Stock	Earnings	Income (Loss)	Stock	Total
	(Dollars thousands, except per share data)
Balance December 31, 2013	—	50,339,089	$—	$174,719	$81,515	$(41,665)	$(39,495)	$175,074
Net income					47,398			47,398
Comprehensive income						15,355		15,355
Stock option exercises		85,000			(700)		873	173
Stock option expenses				19				19
Restricted stock grants		248,213		(958)	(1,613)		2,571	—
Restricted stock forfeitures		(54,611)		147	133		(381)	(101)
Restricted stock amortization				356				356
Dividend payments					(504)			(504)
Treasury stock purchases		(935,400)					(4,064)	(4,064)
Balance September 30, 2014	—	49,682,291	$—	$174,283	$126,229	$(26,310)	$(40,496)	$233,706
Balance December 31, 2012	—	33,027,886	$—	$128,026	$86,345	$6,682	$(50,293)	$170,760
Net income					7,788			7,788
Comprehensive loss						(38,006)		(38,006)
Stock option exercises		104,142			(1,051)		1,206	155
Stock option expenses				15				15
Restricted stock awards		3,066		218	9		33	260
Issuance of common stock, net of issuance costs of $4,649		9,148,273		18,431	(5,880)		7,958	20,509
Issuance of preferred stock	7,942		15,090	6,751				21,841
Amortization of preferred stock discount			6,751		(6,751)			—
Conversion of preferred stock to common stock	(7,942)	7,942,000	(21,841)	21,841				—
Balance September 30, 2013	—	50,225,367	$—	$175,282	$80,460	$(31,324)	$(41,096)	$183,322

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$47,398	$7,788
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(1,465)	3,834
Mortgage banking income	(1,600)	(3,927)
Net losses on real estate owned and other repossessed assets sold	628	1,966
Net gain on available for sale securities sold	(362)	(2,578)
Net loss (gain) on other assets sold	7	(10)
Amortization of premiums and accretion of discounts	662	2,394
Depreciation and amortization	1,484	1,406
Net change in interest receivable	438	1,038
Net change in interest payable	(170)	29
Net change in prepaid and other assets	2,379	2,371
Net change in other liabilities	(451)	(1,811)
Stock based compensation	274	275
Net principal disbursed on loans originated for sale	(111,149)	(188,167)
Proceeds from sale of loans held for sale	107,020	202,231
Net change in deferred tax assets	(39,050)	—
Cash surrender value of life insurance	(1,076)	—
Net change in interest rate caps	278	(463)
Net cash from operating activities	5,245	26,376
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	20,193	41,057
Proceeds from the sale of securities available for sale	5,470	97,127
Proceeds from the sale of real estate owned and other repossessed assets	2,742	8,627
Proceeds from the sale of loans held for investment	38	13,709
Proceeds from the sale of premises and equipment	30	20
Purchases of securities available for sale	—	(144,992)
Purchase of bank-owned life insurance	—	(15,000)
Principal disbursed on loans, net of repayments	(90,650)	37,861
Loans purchased	—	(50)
Redemption of FHLB stock	8,396	—
Purchases of premises and equipment	(710)	(780)
Net cash from investing activities	(54,491)	37,579
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	122	(2,332)
Net decrease in certificates of deposit	(45,497)	(49,132)
Net decrease in advance payments by borrowers for taxes and insurance	(6,710)	(11,464)
Net change in overnight Federal Home Loan Bank advances	88,000	—
Net change in repurchase agreements and other borrowed funds	(30,015)	(15)
Proceeds from the exercise of stock options	173	155
Dividend payments	(504)	—
Purchase of treasury stock	(4,064)	—
Issuance of preferred stock, net of issuance costs	—	20,509
Issuance of common stock, net of issuance costs	—	21,841
Net cash from financing activities	1,505	(20,438)
Change in cash and cash equivalents	(47,741)	43,517
Cash and cash equivalents, beginning of period	77,331	42,613
Cash and cash equivalents, end of period	$29,590	$86,130

 See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

United Community Financial Corp. (United Community or the Company) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings association (the Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings. Home Savings, a state-chartered savings bank, conducts business from its main office located in Youngstown, Ohio, 32 full-service branches and nine loan production offices located throughout Ohio and western Pennsylvania.

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

The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2013.

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

Stock Options:

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 5,443 stock options granted in 2014 and there were 12,317 stock options granted in 2013 under the 2007 Plan. The options must be exercised within 10 years from the date of grant.

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

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $6,197 in stock option expenses for the three months ended September 30, 2014. The Company recognized $18,748 in stock option expenses for the nine months ended September 30, 2014. The Company recognized $5,344 in stock option expenses for the three months ended September 30, 2013. The Company recognized $14,814 in stock option expenses for the nine months ended September 30, 2013. The Company expects to recognize additional expense of $5,729 for the remainder of 2014, $17,661 in 2015 and $1,406 in 2016.

A summary of activity in the plans is as follows:

	For the nine months ended September 30, 2014
	Shares	Weighted average exercise price	Aggregate intrinsic value (in thousands)
Outstanding at beginning of year	948,690	$5.44
Granted	5,443	3.91
Exercised	(85,000)	2.02
Forfeited and expired	(290,909)	12.24
Outstanding at end of period	578,224	2.51	$1,341
Options exercisable at end of period	557,358	2.47	$1,321

Information related to the stock option plans for the nine months ended September 30, 2014 follows:

September 30, 2014
Intrinsic value of options exercised	$147,410
Cash received from option exercises	173,000
Tax benefit realized from option exercises	10,267
Weighted average fair value of options granted, per share	$2.07

As of September 30, 2014, the cost of nonvested stockoptions is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of options granted during the third quarter of 2014 was determined using the following weighted-average assumptions as of the grant date:

July 3, 2014
Risk-free interest rate	1.74%
Expected term (years)	5
Expected stock volatility	55.96%
Dividend yield	—%

Outstanding stock options have a weighted average remaining life of 5.22 years and may be exercised in the range of $1.20 to $5.89.

Restricted Stock Awards:

The 2007 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at September 30, 2014 aggregated 333,588, of which 113,801 will vest during 2014, 93,958 will vest in 2015, 60,615 will vest in 2016 and 65,214 will vest in 2017. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $120,000 in restricted stock award expenses for the three months ended September 30, 2014. The Company recognized approximately $356,000 in restricted stock award expenses for the nine months ended September 30, 2014. The Company recognized approximately $68,000 in restricted stock award expenses for the three months ended September 30, 2013 and approximately $260,000 in restricted stock award expenses for the nine months ended September 30, 2013. The Company expects to recognize additional expenses of approximately $117,000 in 2014, $379,000 in 2015, $299,000 in 2016 and $86,000 in 2017.

A summary of changes in the Company’s nonvested restricted shares for the first nine months of 2014 is as follows:

	Shares	Weighted average grant date fair value
Nonvested shares at January 1, 2014	192,937	$3.49
Granted	248,213	3.86
Vested	(52,951)	3.55
Forfeited	(54,611)	3.55
Nonvested shares at September 30, 2014	333,588	$3.74

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	September 30, 2014
	Amortized cost	Gross Unrealized Gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$242,043	$—	$(10,404)	$231,639
Mortgage-backed GSE securities: residential	281,852	45	(6,411)	275,486
Total	$523,895	$45	$(16,815)	$507,125

	December 31, 2013
	Amortized cost	Gross Unrealized Gains	Gross unrealized losses	Fair value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities’ securities	$247,863	$—	$(25,570)	$222,293
Equity securities	101	344	—	445
Mortgage-backed GSE securities: residential	303,435	31	(15,198)	288,268
Total	$551,399	$375	$(40,768)	$511,006

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	September 30, 2014
	(Dollars in thousands)
	Amortized Cost	Fair Value
Due in one year or less	$500	$500
Due after one year through five years	—	—
Due after five years through ten years	209,134	200,791
Due after ten years through fifteen years	32,409	30,348
Mortgage-backed GSE securities: residential	281,852	275,486
Total	$523,895	$507,125

Securities pledged for participation in the Ohio Linked Deposit Program were approximately $398,000 at September 30, 2014 and $382,000 at December 31, 2013.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows:

	September 30, 2014
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More			Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and government sponsored entities’ securities	$4,444	$(46)	$226,695	$(10,358)	$231,139	$(10,404)
Mortgage-backed GSE securities:
residential	33,726	(87)	241,010	(6,324)	274,736	(6,411)
Total	$38,170	$(133)	$467,705	$(16,682)	$505,875	$(16,815)

	December 31, 2013
	(Dollars in thousands)
	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and government sponsored entities’ securities	$193,746	$(21,360)	$28,046	$(4,210)	$221,792	$(25,570)
Mortgage-backed GSE securities:
residential	240,201	(10,680)	47,319	(4,518)	287,520	(15,198)
Total	$433,947	$(32,040)	$75,365	$(8,728)	$509,312	$(40,768)

All of the U.S. Treasury and government sponsored entities (GSE) and mortgage-backed securities that were temporarily impaired at September 30, 2014 and December 31, 2013, were impaired due to the level of interest rates at that time. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities have not been recognized into income as of September 30, 2014 and December 31, 2013 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. From April 30, 2013 to December 31, 2013, the 10-year treasury yield rose from 1.70% to 3.04% which caused the securities portfolio to lose value. Since December 31, 2013, the 10-year treasury yield has fallen to 2.52% resulting in an increase in the value of the portfolio. The duration of the securities portfolio was approximately 6.3 years at September 30, 2014. There is risk that longer term rates could rise further resulting in greater unrealized losses. The Company can look for opportunities to sell securities to reduce the portfolio or change the duration characteristics. All of the securities are GSE issued debt or mortgage-backed securities and carry the same rating as the U.S. Government. The Company expects to realize all interest and principal on these securities and has no intent ot sell and more than lilely will not be required to sell these securities until maturity.

At September 30, 2014 and December 31, 2013, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2014 and December 31, 2013. The Company expects to realize all interest and principal on these securities.

Proceeds from sales of equity securities available for sale were $470,000 and $0 for the three months ended September 30, 2014 and 2013, respectively. Gross gains of $328,000 and $0 were realized on these sales during the third quarter of 2014 and 2013, respectively.

Proceeds from sales of equity and other securities available for sale were $5.5 million and $97.1 million for the nine months ended September 30, 2014 and 2013, respectively. Gross gains of $362,000 and $2.6 million were realized on these sales during the first nine months of 2014 and 2013, respectively.

6.	LOANS

Portfolio loans consist of the following:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Real Estate:
One-to four-family residential	$669,270	$585,025
Multi-family residential	56,445	54,485
Nonresidential	123,260	131,251
Land	9,487	9,683
Construction:
One-to four-family residential and land development	52,735	53,349
Multi-family and nonresidential	4,667	—
Total real estate	915,864	833,793
Consumer:
Home equity	154,936	159,795
Auto	5,300	5,669
Marine	4,003	4,308
Recreational vehicles	15,249	17,347
Other	1,986	2,112
Total consumer	181,474	189,231
Commercial:
Secured	39,685	25,714
Unsecured	168	427
Total commercial	39,853	26,141
Total loans	1,137,191	1,049,165
Less:
Allowance for loan losses	18,132	21,116
Deferred loan costs, net	(896)	(1,143)
Total	17,236	19,973
Loans, net	$1,119,955	$1,029,192

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments extend over various periods of time with the majority of such commitments disbursed within a sixty-day period, but can be extended up to 36 months. Commitments generally have fixed expiration dates or other termination clauses, may require payment of a fee and may expire unused. Commitments to extend credit at fixed rates expose Home Savings to some degree of interest rate risk. Home Savings evaluates each customer’s creditworthiness on a case-by-case basis. The type or amount of collateral obtained varies and is based on management’s credit evaluation of the potential borrower. Home Savings normally has a number of outstanding commitments to extend credit.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of September 30, 2014 and December 31, 2013 and activity for the three and nine months ended September 30, 2014 and 2013.

Allowance For Loan Losses

(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
For the three months ended September 30, 2014
Beginning balance (06/30/14)	$12,353	$1,164	$3,790	$957	$18,264
Provision (recovery)	409	(143)	(41)	(109)	116
Chargeoffs	(338)	(100)	(229)	—	(667)
Recoveries	51	10	200	158	419
Ending balance (09/30/14)	$12,475	$931	$3,720	$1,006	$18,132
For the nine months ended September 30, 2014
Beginning balance (12/31/13)	$13,794	$2,281	$4,302	$739	$21,116
Provision (recovery)	(352)	(851)	(16)	(246)	(1,465)
Chargeoffs	(1,365)	(530)	(1,083)	(45)	(3,023)
Recoveries	398	31	517	558	1,504
Ending balance (09/30/14)	$12,475	$931	$3,720	$1,006	$18,132
September 30, 2014
Period-end amount allocated to:
Loans individually evaluated for impairment	$2,368	$203	$1,058	$3	$3,632
Loans collectively evaluated for impairment	10,107	728	2,662	1,003	14,500
Ending balance	$12,475	$931	$3,720	$1,006	$18,132
Period-end balances:
Loans individually evaluated for impairment	$27,871	$2,453	$12,926	$4,029	$47,279
Loans collectively evaluated for impairment	830,591	54,949	168,548	35,824	1,089,912
Ending balance	$858,462	$57,402	$181,474	$39,853	$1,137,191

Allowance For Loan Losses

(Dollars in thousands)

	Permanent Real Estate Loans	Construction Loans	Consumer Loans	Commercial Loans	Total
For the three months ended September 30, 2013
Beginning balance (06/31/13)	$12,129	$1,803	$4,202	$903	$19,037
Provision	2,286	(1,800)	394	(223)	657
Chargeoffs	(651)	(37)	(400)	(16)	(1,104)
Recoveries	92	1,913	257	180	2,442
Ending balance (09/30/13)	$13,856	$1,879	$4,453	$844	$21,032
For the nine months ended September 30, 2013
Beginning balance (12/31/12)	$13,819	$1,404	$4,459	$1,448	$21,130
Provision	5,064	(1,354)	967	(843)	3,834
Chargeoffs	(5,794)	(402)	(1,514)	(144)	(7,854)
Recoveries	767	2,231	541	383	3,922
Ending balance (09/30/13)	$13,856	$1,879	$4,453	$844	$21,032
December 31, 2013
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,786	$680	$859	$—	$3,325
Loans collectively evaluated for impairment	12,008	1,601	3,443	739	17,791
Ending balance	$13,794	$2,281	$4,302	$739	$21,116
Period-end balances:
Loans individually evaluated for impairment	$27,224	$3,092	$13,821	$4,044	$48,181
Loans collectively evaluated for impairment	753,220	50,257	175,410	22,097	1,000,984
Ending balance	$780,444	$53,349	$189,231	$26,141	$1,049,165

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any chargeoffs or partial chargeoffs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2014:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded Permanent real estate
One-to four-family residential	$7,592	$6,177	$—	$6,985	$43	$147
Multifamily residential	185	86	—	207	—	—
Nonresidential	5,408	3,804	—	4,180	—	23
Land	3,958	532	—	510	—	—
Total	17,143	10,599	—	11,882	43	170
Construction loans
One-to four-family residential	1,741	639	—	711	—	—
Multifamily and nonresidential	—	—	—	—	—	—
Total	1,741	639	—	711	—	—
Consumer loans
Home Equity	2,622	2,015	—	2,893	8	53
Auto	105	96	—	73	1	5
Marine	154	154	—	157	—	5
Recreational vehicle	365	252	—	257	4	8
Other	5	5	—	4	—	—
Total	3,251	2,522	—	3,384	13	71
Commercial loans
Secured	3,929	3,704	—	3,792	—	2
Unsecured	3,651	—	—	—	—	57
Total	7,580	3,704	—	3,792	—	59
Total	$29,715	$17,464	$—	$19,769	$56	$300

(Continued)

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded Permanent real estate
One-to four-family residential	$13,980	$13,980	$2,113	$13,590	$284	$285
Multifamily residential	54	29	6	312	—	—
Nonresidential	3,729	3,264	249	1,660	51	56
Land	—	—	—	—	—	—
Total	17,763	17,273	2,368	15,562	335	341
Construction loans
One-to four-family residential	3,436	1,814	203	2,033	—	—
Multifamily and nonresidential	—	—	—	—	—	—
Total	3,436	1,814	203	2,033	—	—
Consumer loans
Home Equity	9,654	9,654	917	9,300	241	243
Auto	7	7	—	6	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	743	743	141	747	11	11
Other	—	—	—	—	—	—
Total	10,404	10,404	1,058	10,053	252	254
Commercial loans
Secured	324	324	3	243	—	—
Unsecured	—	—	—	—	—	—
Total	324	324	3	243	—	—
Total	$31,927	$29,815	$3,632	$27,891	$587	$595
Total	$61,642	$47,279	$3,632	$47,660	$643	$895

The following tables present loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2013:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded Permanent real estate
One-to four-family residential	$14,867	$12,469	$—	$16,088	$333	$385
Multifamily residential	737	643	—	766	2	9
Nonresidential	6,380	5,227	—	7,209	12	44
Land	3,913	487	—	2,120	—	—
Total	25,717	18,826	—	26,183	347	438
Construction loans
One-to four-family residential	1,501	1,092	—	2,070	—	2
Multifamily and nonresidential	—	—	—	—	—	—
Total	1,501	1,092	—	2,070	—	2
Consumer loans
Home Equity	9,073	8,511	—	8,942	300	328
Auto	50	33	—	40	1	3
Marine	162	162	—	182	—	7
Recreational vehicle	270	245	—	737	9	12
Other	—	—	—	2	—	—
Total	9,555	8,951	—	9,903	310	350
Commercial loans
Secured	4,701	4,328	—	2,798	—	41
Unsecured	4,197	—	—	188	1	56
Total	8,898	4,328	—	2,986	1	97
Total	$45,671	$33,197	$—	$41,142	$658	$887

(Continued)

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded Permanent real estate
One-to four-family residential	$6,670	$6,665	$1,092	$2,036	$192	$193
Multifamily residential	185	85	25	554	—	—
Nonresidential	950	683	105	4,869	—	8
Land	—	—	—	1,064	—	—
Total	7,805	7,433	1,222	8,523	192	201
Construction loans
One-to four-family residential	3,829	2,241	677	2,984	—	—
Multifamily and nonresidential	—	—	—	—	—	—
Total	3,829	2,241	677	2,984	—	—
Consumer loans
Home Equity	2,728	2,728	365	683	69	72
Auto	—	—	—	—	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	756	728	159	182	14	14
Other	—	—	—	—	—	—
Total	3,484	3,456	524	865	83	86
Commercial loans
Secured	—	—	—	208	—	—
Unsecured	—	—	—	—	—	—
Total	—	—	—	208	—	—
Total	$15,118	$13,130	$2,423	$12,580	$275	$287
Total	$60,789	$46,327	$2,423	$53,722	$933	$1,174

The following table present loans individually evaluated for impairment by class of loans as of December 31, 2013:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded Permanent real estate
One-to four-family residential	$13,321	$11,309	$—
Multifamily residential	662	567	—
Nonresidential	6,451	5,311	—
Land	3,913	487	—
Total	24,347	17,674	—
Construction loans
One-to four-family residential	1,433	825	—
Multifamily and nonresidential	—	—	—
Total	1,433	825	—
Consumer loans
Home Equity	6,458	5,808	—
Auto	83	66	—
Marine	160	160	—
Recreational vehicle	429	386	—
Other	2	2	—
Total	7,132	6,422	—
Commercial loans
Secured	4,414	4,044	—
Unsecured	4,067	—	—
Total	8,481	4,044	—
Total	$41,393	$28,965	$—

(Continued)

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With a specific allowance recorded Permanent real estate
One-to four-family residential	$8,897	$8,897	$1,675
Multifamily residential	185	85	25
Nonresidential	908	568	86
Land	—	—	—
Total	9,990	9,550	1,786
Construction loans
One-to four-family residential	3,895	2,267	680
Multifamily and nonresidential	—	—	—
Total	3,895	2,267	680
Consumer loans
Home Equity	6,743	6,743	719
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	656	656	140
Other	—	—	—
Total	7,399	7,399	859
Commercial loans
Secured	—	—	—
Unsecured	—	—	—
Total	—	—	—
Total	$21,284	$19,216	$3,325
Total	$62,677	$48,181	$3,325

The following tables present loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2014:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded Permanent real estate
One-to four-family residential	$5,226	$19	$50
Multifamily residential	88	—	—
Nonresidential	3,802	4	11
Land	510	—	—
Total	9,626	23	61
Construction loans
One-to four-family residential	690	—	—
Multifamily and nonresidential	—	—	—
Total	690	—	—
Consumer loans
Home Equity	1,875	19	22
Auto	65	—	1
Marine	157	—	2
Recreational vehicle	195	1	4
Other	4	—	—
Total	2,296	20	29
Commercial loans
Secured	3,710	—	1
Unsecured	—	—	22
Total	3,710	—	23
Total	$16,322	$43	$113

(Continued)

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded Permanent real estate
One-to four-family residential	$15,742	$137	$137
Multifamily residential	567	—	—
Nonresidential	1,404	—	3
Land	—	—	—
Total	17,713	137	140
Construction loans
One-to four-family residential	2,026	—	—
Multifamily and nonresidential	—	—	—
Total	2,026	—	—
Consumer loans
Home Equity	10,399	123	121
Auto	9	—	—
Marine	—	—	—
Recreational vehicle	794	6	6
Other	—	—	—
Total	11,202	129	127
Commercial loans
Secured	324	—	—
Unsecured	—	—	—
Total	324	—	—
Total	$31,265	$266	$267
Total	$47,587	$309	$380

The following tables present loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2013:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded Permanent real estate
One-to four-family residential	$14,977	$128	$165
Multifamily residential	652	—	4
Nonresidential	5,270	2	20
Land	487	—	—
Total	21,386	130	189
Construction loans
One-to four-family residential	1,587	—	—
Multifamily and nonresidential	—	—	—
Total	1,587	—	—
Consumer loans
Home Equity	9,467	109	116
Auto	39	—	1
Marine	174	—	2
Recreational vehicle	677	4	6
Other	—	—	—
Total	10,357	113	125
Commercial loans
Secured	4,420	—	8
Unsecured	1	—	28
Total	4,421	—	36
Total	$37,751	$243	$350

(Continued)

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With a specific allowance recorded Permanent real estate
One-to four-family residential	$3,338	$98	$98
Multifamily residential	85	—	—
Nonresidential	1,339	—	1
Land	—	—	—
Total	4,762	98	99
Construction loans
One-to four-family residential	2,279	—	—
Multifamily and nonresidential	—	—	—
Total	2,279	—	—
Consumer loans
Home Equity	1,364	38	38
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	364	5	5
Other	—	—	—
Total	1,728	43	43
Commercial loans
Secured	102	—	—
Unsecured	—	—	—
Total	102	—	—
Total	$8,871	$141	$142
Total	$46,622	$384	$492

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of September 30, 2014:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of September 30, 2014

(Dollars in thousands)

	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$4,700	$—
Multifamily residential	114	—
Nonresidential	6,804	—
Land	531	—
Total	12,149	—
Construction Loans
One-to four-family residential	2,453	—
Multifamily and nonresidential	—	—
Total	2,453	—
Consumer Loans
Home Equity	1,574	—
Auto	84	—
Marine	123	—
Recreational vehicle	175	—
Other	4	—
Total	1,960	—
Commercial Loans
Secured	4,019	—
Unsecured	125	—
Total	4,144	—
Total	$20,706	$—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2013:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2013

(Dollars in thousands)

	Nonaccrual	Loans past due over 90 days and still accruing
Real Estate Loans
Permanent
One-to four-family residential	$6,356	$—
Multifamily residential	641	—
Nonresidential	5,560	—
Land	496	—
Total	13,053	—
Construction Loans
One-to four-family residential	3,084	—
Multifamily and nonresidential	—	—
Total	3,084	—
Consumer Loans
Home Equity	2,726	45
Auto	110	—
Marine	136	—
Recreational vehicle	263	—
Other	13	—
Total	3,248	45
Commercial Loans
Secured	4,028	—
Unsecured	130	—
Total	4,158	—
Total	$23,543	$45

The following table presents an age analysis of past-due loans, segregated by class of loans as of September 30, 2014:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$2,021	$873	$2,873	$5,767	$663,503	$669,270
Multifamily residential	233	—	114	347	56,098	56,445
Nonresidential	—	—	6,773	6,773	116,487	123,260
Land	—	—	530	530	8,957	9,487
Total	2,254	873	10,290	13,417	845,045	858,462
Construction Loans
One-to four-family residential	—	—	2,453	2,453	50,282	52,735
Multifamily and nonresidential	—	—	—	—	4,667	4,667
Total	—	—	2,453	2,453	54,949	57,402
Consumer Loans
Home Equity	463	544	1,181	2,188	152,748	154,936
Auto	7	6	27	40	5,260	5,300
Marine	—	381	—	381	3,622	4,003
Recreational vehicle	606	221	19	846	14,403	15,249
Other	3	6	—	9	1,977	1,986
Total	1,079	1,158	1,227	3,464	178,010	181,474
Commercial Loans
Secured	—	—	4,019	4,019	35,666	39,685
Unsecured	—	—	125	125	43	168
Total	—	—	4,144	4,144	35,709	39,853
Total	$3,333	$2,031	$18,114	$23,478	$1,113,713	$1,137,191

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2013:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$1,482	$379	$4,687	$6,548	$578,477	$585,025
Multifamily residential	359	—	190	549	53,936	54,485
Nonresidential	13	—	5,456	5,469	125,782	131,251
Land	—	36	496	532	9,151	9,683
Total	1,854	415	10,829	13,098	767,346	780,444
Construction Loans
One-to four-family residential	—	—	3,084	3,084	50,265	53,349
Multifamily and nonresidential	—	—	—	—	—	—
Total	—	—	3,084	3,084	50,265	53,349
Consumer Loans
Home Equity	541	452	2,111	3,104	156,691	159,795
Auto	5	—	49	54	5,615	5,669
Marine	—	—	—	—	4,308	4,308
Recreational vehicle	117	199	3	319	17,028	17,347
Other	1	7	10	18	2,094	2,112
Total	664	658	2,173	3,495	185,736	189,231
Commercial Loans
Secured	—	11	4,017	4,028	21,686	25,714
Unsecured	—	—	130	130	297	427
Total	—	11	4,147	4,158	21,983	26,141
Total	$2,518	$1,084	$20,233	$23,835	$1,025,330	$1,049,165

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2014:

	Number of loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	6	$643	$645
Multifamily residential	—	—	—
Nonresidential	—	—	—
Land	—	—	—
Total	6	643	45
Construction Loans
One-to four-family residential	—	—	—
Multifamily and nonresidential	—	—	—
Total	—	—	—
Consumer Loans
Home Equity	7	394	405
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total	7	394	405
Commercial Loans
Secured	—	—	—
Unsecured	—	—	—
Total	—	—	—
Total Restructured Loans	13	$1,037	$1,050

The troubled debt restructurings described above increased the allowance for loan losses by $59,000 and resulted in charge-offs of $70,000 during the three months ended September 30, 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2014:

	Number of loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Recorded Investment
(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	26	$2,134	$2,190
Multifamily residential	—	—	—
Nonresidential	1	120	120
Land	—	—	—
Total	27	2,254	2,310
Construction Loans
One-to four-family residential	—	—	—
Multifamily and nonresidential	—	—	—
Total	—	—	—
Consumer Loans
Home Equity	26	1,411	1,414
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total	26	1,411	1,414
Commercial Loans
Secured	—	—	—
Unsecured	—	—	—
Total	—	—	—
Total Restructured Loans	53	$3,665	$3,724

The troubled debt restructurings described above increased the allowance for loan losses by $175,000 and resulted in charge-offs of $73,000 during the nine months ended September 30, 2014.

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification as September 30, 2014:

	Number of loans	Recorded Investment
(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	1	$145
Multifamily residential	—	—
Nonresidential	—	—
Land	—	—
Total	1	145
Construction Loans
One-to four-family residential	—	—
Multifamily and nonresidential	—	—
Total	—	—
Consumer Loans
Home Equity	2	127
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total	2	127
Commercial Loans
Secured	—	—
Unsecured	—	—
Total	—	—
Total Restructured Loans	3	$272

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three or nine months ended September 30, 2014, and had no effect on the provision for loan losses.

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

As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

September 30, 2014

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$661,994	$1,492	$5,784	$—	$—	$5,784	$669,270
Multifamily residential	49,294	4,167	2,984	—	—	2,984	56,445
Nonresidential	94,968	9,479	18,813	—	—	18,813	123,260
Land	8,955	—	532	—	—	532	9,487
Total	815,211	15,138	28,113	—	—	28,113	858,462
Construction Loans
One-to four-family residential	50,285	—	2,450	—	—	2,450	52,735
Multifamily and nonresidential	4,667	—	—	—	—	—	4,667
Total	54,952	—	2,450	—	—	2,450	57,402
Consumer Loans
Home Equity	153,068	—	1,868	—	—	1,868	154,936
Auto	5,217	—	83	—	—	83	5,300
Marine	3,839	11	153	—	—	153	4,003
Recreational vehicle	15,051	—	198	—	—	198	15,249
Other	1,981	—	5	—	—	5	1,986
Total	179,156	11	2,307	—	—	2,307	181,474
Commercial Loans
Secured	32,671	920	6,094	—	—	6,094	39,685
Unsecured	54	—	114	—	—	114	168
Total	32,725	920	6,208	—	—	6,208	39,853
Total	$1,082,044	$16,069	$39,078	$—	$—	$39,078	$1,137,191

Loans

December 31, 2013

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Real Estate Loans
Permanent
One-to four-family residential	$575,903	$404	$8,718	$—	$—	$8,718	$585,025
Multifamily Residential	48,918	2,962	2,605	—	—	2,605	54,485
Nonresidential	90,115	12,222	28,914	—	—	28,914	131,251
Land	9,069	127	487	—	—	487	9,683
Total	724,005	15,715	40,724	—	—	40,724	780,444
Construction Loans
One-to four-family Residential	50,257	—	3,092	—	—	3,092	53,349
Multifamily and Nonresidential	—	—	—	—	—	—	—
Total	50,257	—	3,092	—	—	3,092	53,349
Consumer Loans
Home Equity	156,795	46	2,954	—	—	2,954	159,795
Auto	5,548	5	116	—	—	116	5,669
Marine	4,148	—	160	—	—	160	4,308
Recreational vehicle	17,066	—	281	—	—	281	17,347
Other	2,099	—	13	—	—	13	2,112
Total	185,656	51	3,524	—	—	3,524	189,231
Commercial Loans
Secured	19,714	190	5,810	—	—	5,810	25,714
Unsecured	68	—	359	—	—	359	427
Total	19,782	190	6,169	—	—	6,169	26,141
Total	$979,700	$15,956	$53,509	$—	$—	$53,509	$1,049,165

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion as of September 30, 2014 and December 31, 2013. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$823,109	$827,146
FNMA	263,605	283,340

Escrow balances are maintained at the Federal Home Loan Bank (FHLB) in connection with serviced loans totaling $1.3 and $1.1 million at September 30, 2014 and December 31, 2013, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Dollars in thousands)
Balance, beginning of year	$5,941	$5,506
Originations	958	2,228
Amortized to expense	(1,259)	(1,712)
Balance, end of period	5,640	6,022
Less valuation allowance	(4)	(4)
Net balance	$5,636	$6,018

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Dollars in thousands)
Balance, beginning of year	$—	$(680)
Impairment charges	(6)	—
Recoveries	2	676
Balance, end of period	$(4)	$(4)

The fair value of mortgage servicing rights as of September 30, 2014, was approximately $9.8 million and at December 31, 2013, the fair value was approximately $9.9 million.

Key economic assumptions in measuring the value of mortgage servicing rights at September 30, 2014, and December 31, 2013, were as follows:

	September 30, 2014	December 31, 2013
Weighted average prepayment rate	189 PSA	182 PSA
Weighted average life (in years)	3.69	3.94
Weighted average discount rate	8.00%	8.00%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at September 30, 2014 and September 30, 2013 were as follows:

	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Real estate owned and other repossessed assets	$7,992	$15,989
Valuation allowance	(3,505)	(6,674)
End of period	$4,487	$9,315

Activity in the valuation allowance was as follows:

	September 30, 2014	September 30, 2013
	(Dollars in thousands)
Beginning of year	$4,059	$6,796
Additions charged to expense	578	1,801
Reductions due to sales	(1,132)	(1,923)
End of period	$3,505	$6,674

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
	(Dollars in thousands)
Net (gain) loss on sales	$63	$(69)
Provision for unrealized losses, net	140	464
Operating expenses, net of rental income	189	354
Total expenses	$392	$749

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Dollars in thousands)
Net (gain) loss on sales	$50	$165
Provision for unrealized losses, net	578	1,801
Operating expenses, net of rental income	539	1,140
Total expenses	$1,167	$3,106

9.	OTHER POSTRETIREMENT BENEFIT PLANS

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

Components of net periodic benefit cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	14	13	42	39
Expected return on plan assets	—	—	—	—
Net amortization of prior service cost	(19)	(19)	(57)	(57)
Recognized net actuarial gain	(36)	(28)	(108)	(84)
Net periodic benefit cost/(gain)	$(41)	$(34)	$(123)	$(102)

Assumptions used in the valuations were as follows:
Weighted average discount rate	3.95%	3.00%	3.95%	3.00%

10.	FAIR VALUE MEASUREMENT

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Home Savings. Once received, a member of the Special Assets Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with the independent data sources such as recent market data or industry-wide statistics. In addition to the Special Assets Department review, a third party independent review is also performed.  On an annual basis, Home Savings compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. At the time a property is acquired and classified as real estate owned, the fair value is determined utilizing the most appropriate method. A fair value in excess of $250,000 will be supported by an appraisal. After determination of fair value, each property will be recorded at the lower of cost (i.e., recorded investment in the loan) or the estimated net realizable value on the date of transfer to real estate owned. In determining net realizable value, reductions to fair market value may be taken for estimated costs of sale, conditions that must be remedied immediately upon acquisition, and other factors that negatively impact the marketability and prompt sale of the property.

Mortgage servicing rights: On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts, when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).

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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2014 Using:
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities’ securities	$231,639	$—	$231,639	$—
Mortgage-backed GSE securities: residential	275,486	—	275,486	—
Interest rate caps	268	—	—	268
Purchased certificate of deposit option	557	—	557	—
Liabilities
Written certificate of deposit option	557	—	557	—

		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities’ securities	$222,293	$—	$222,293	$—
Equity securities	445	445	—	—
Mortgage-backed GSE securities: residential	288,268	—	288,268	—
Interest rate caps	546	—	—	546
Purchased certificate of deposit option	155	—	155	—
Liabilities
Written certificate of deposit option	155	—	155	—

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2014 and 2013:

	Interest Rate Caps
	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$546	$436
Total gains (losses) for the period
Included in other income	111	547
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(389)	(389)
Sales	—	—
Balance of recurring Level 3 assets at end of period	$268	$594

There were no transfers between Level 2 and Level 3 during 2014 or 2013.

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Interest rate caps	$268	Discounted cash flow	Discount rate	0.40%-1.18%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Interest rate caps	$546	Discounted cash flow	Discount rate	0.35%-1.18%

The fair value of interest rate caps was determined using proprietary models from third-party sources taking into account such factors as size of the transaction, the lack of a quoted market and the custom-tailored nature of the transaction. The fair value is inclusive of interest accruals, as applicable.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2014 Using:
	September 30, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$2,751	$—	$—	$2,751
Construction loans	1,899	—	—	1,899
Consumer loans	249	—	—	249
Mortgage servicing assets	228	—	228	—
Other real estate owned, net:
Permanent real estate	1,073	—	—	1,073
Construction	1,698	—	—	1,698

		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Permanent real estate loans	$2,219	$—	$—	$2,219
Construction loans	1,587	—	—	1,587
Consumer loans	339	—	—	339
Other real estate owned, net:
Permanent real estate loans	1,939	—	—	1,939
Construction loans	2,310	—	—	2,310

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.9 million at September 30, 2014, that includes a specific valuation allowance of $450,000. This resulted in a increase of the provision for loan losses of $21,000 during the three months ended September 30, 2014 and an increase in the provision for loan losses of $460,000 during the nine months ended September 30, 2014. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $2.2 million at September 30, 2013, which includes a specific valuation allowance of $808,000. This resulted in an increase in the provision for loan losses of $307,000 during the three months ended September 30, 2013 and an increase in the provision for loan losses of $2.6 million during the nine months ended September 30, 2013. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.1 million at December 31, 2013, that includes a specific valuation allowance of $792,000.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At September 30, 2014, mortgage servicing rights carried at fair value were $228,000, resulting in a net valuation allowance of $2,000 for the nine months ended September 30, 2014. At September 30, 2013, mortgage servicing rights, carried at fair value, totaled $387,000, which is made up of the outstanding balance of $391,000, net of a valuation allowance of $4,000. At December 31, 2013, mortgage servicing rights carried at fair value of $0, resulting in a net recovery of $680,000 for the year ended December 31, 2013. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At September 30, 2014, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a gross carrying amount of $6.3 million, with a valuation allowance of $3.5 million. This resulted in additional expenses of $140,000 during the three months ended September 30, 2014 and additional expenses of $578,000 during the nine months ended September 30, 2014. At September 30, 2013, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $6.4 million with a valuation allowance of $6.7 million. This resulted in additional expenses of $464,000 during the three months ended September 30, 2013 and additional expenses of $1.8 million during the nine months ended September 30, 2013. At December 31, 2013, other real estate owned had a net carrying amount of $4.2 million, with a valuation allowance of $4.1 million.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
	(Dollars in thousands)
Impaired loans:
Permanent real estate loans	$2,751	Sales comparison approach	Adjustment for differences between comparable sales	5.00%-20.00% (12.50%)
		Income approach	Adjustment for differences in net operating income Capitalization rate	4.70%-11.94% (9.50%)
Construction loans	1,899	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-20.00% (10.00%)
Consumer loans	249	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (5.00%)
Other real estate owned, net:
Permanent real estate loans	1,073	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-51.10% (26.83%)
Construction loans	1,698	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-53.10% (22.20%)

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

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at September 30, 2014 and December 31, 2013, were as follows:

		Fair Value Measurements at September 30, 2014 Using:
	September 30, 2014 Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$29,590	$29,590	$—	$—
Available for sale securities	507,125	—	507,125	—
Loans held for sale	10,567	—	10,873	—
Loans, net	1,119,955	—	—	1,131,377
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,256	—	1,941	3,315
Interest rate caps	268	—	—	268
Purchased certificate of deposit option	557	—	557	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(899,603)	(899,603)	—	—
Certificates of deposit	(446,774)	—	(452,727)	—
FHLB advances	(138,000)	—	(141,993)	—
Repurchase agreements and other	(60,563)	—	(64,335)	—
Advance payments by borrowers for taxes and insurance	(13,350)	(13,350)	—	—
Accrued interest payable	(380)	—	(380)	—
Written certificate of deposit option	(557)	—	(557)	—

		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013 Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$77,331	$77,331	$—	$—
Available for sale securities	511,006	445	510,561	—
Loans held for sale	4,838	—	4,866	—
Loans, net	1,029,192	—	—	1,031,491
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	5,694	—	2,584	3,110
Interest rate caps	546	—	—	546
Purchased certificate of deposit option	155	—	155	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(899,481)	(899,481)	—	—
Certificates of deposit	(492,271)	—	(500,651)	—
FHLB advances	(50,000)	—	(55,327)	—
Repurchase agreements and other	(90,578)	—	(98,462)	—
Advance payments by borrowers for taxes and insurance	(20,060)	(20,060)	—	—
Accrued interest payable	(550)	—	(550)	—
Written certificate of deposit option	(155)	—	(155)	—

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

11.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest on deposits and borrowings	$9,354	$10,146
Income taxes	100	500
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	1,516	1,468
Amortization of preferred stock discount	—	6,751
Conversion of preferred stock to common stock	—	21,841

12.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. Stock options for 75,008 shares were anti-dilutive for the three months ended September 30, 2014 and stock options for 685,272 shares were anti-dilutive for the three months ended September 30, 2013. Stock options for 78,220 shares were anti-dilutive for the nine months ended September 30, 2014 and stock options for 681,962 shares were anti-dilutive for the nine months ended September 30, 2013.

	Three months ended September 30, 2014	Three months ended September 30, 2013
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$2,900	$1,717
Net income allocated to participating securities	(19)	(4)
Net income allocated to common stock	$2,881	$1,713
Basic earnings per common share computation:
Distributed earnings allocated to common stock	$500	$—
Undistributed earnings allocated to common stock	2,381	1,713
Net income allocated to common stock	$2,881	$1,713
Weighted average common shares outstanding, including shares considered participating securities	50,031	50,219
Less: Average participating securities	(333)	(109)
Weighted average shares	49,698	50,110
Basic earnings per common share	$0.06	$0.03
Diluted earnings per common share computation:
Net income allocated to common stock	$2,881	$1,713
Weighted average common shares outstanding for basic earnings per common share	49,698	50,110
Add: Dilutive effects of assumed exercises of stock options	260	272
Weighted average shares and dilutive potential common shares	49,958	50,382
Diluted earnings per common share	$0.06	$0.03

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$47,398	$7,788
Net income allocated to participating securities	(247)	(22)
Amortization of discount on preferred stock	—	(6,751)
Net income allocated to common stock	$47,151	$1,015
Basic earnings per common share computation:
Distributed earnings allocated to common stock	$500	$—
Undistributed earnings allocated to common stock	46,651	1,015
Net income allocated to common stock	$47,151	$1,015
Weighted average common shares outstanding, including shares considered participating securities	50,329	42,455
Less: Average participating securities	(263)	(118)
Weighted average shares	50,066	42,337
Basic earnings per common share	$0.94	$0.02
Diluted earnings per common share computation:
Net income allocated to common stock	$47,151	$1,015
Weighted average common shares outstanding for basic earnings per common share	50,066	42,337
Add: Dilutive effects of assumed exercises of stock options	234	275
Weighted average shares and dilutive potential common shares	50,300	42,612
Diluted earnings per common share	$0.94	$0.02

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

The BCF has no effect on net income. The BCF calculated above is deemed to be an implied dividend for purposes of determining earnings per common share in accordance with U.S. GAAP, and is amortized over the period the preferred shares were outstanding. The preferred shares converted to common shares upon shareholder approval which was obtained in the second quarter of 2013. This amortization resulted in a reduction to retained earnings and thus net income available to common shareholders for earnings per common share purposes. Therefore, United Community took into account the BCF discount when computing earnings per common share in 2013.

13.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the Consolidated Statements of Shareholders’ Equity consists of unrealized gains and losses on available for sale securities and reflects no change in unrealized gains and losses on postretirement liability. The change includes $328,000 reclassification of gains on sales of securities and no impairment charges for the three months ended September 30, 2014, and no gains on sales of securities and no impairment charges for the three months ended September 30, 2013. The change includes $362,000 reclassification of gains on sales of securities and no impairment charges for the nine months ended September 30, 2014, and gains on sales of securities of $2.6 million and no impairment charges for the nine months ended September 30, 2013.

Other comprehensive income (loss) components and related tax effects for the three and nine month periods are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Unrealized holding gain (loss) on securities available for sale	$(302)	$(2,121)	$23,985	$(35,428)
Unrealized holding gain (loss) on postretirement benefits	—	—	—	—
Reclassification adjustment for gains realized in income	(328)	—	(362)	(2,578)
Net unrealized gains (losses)	(630)	(2,121)	23,623	(38,006)
Tax effect	221	—	(8,268)	—
Net of tax amount	$(409)	$(2,121)	$15,355	$(38,006)

The following is a summary of accumulated other comprehensive income (loss) balances, net of tax:

	Balance at December 31, 2013	Current Period Change	Balance at September 30, 2014
Unrealized gains (losses) on securities available for sale	$(43,364)	$15,355	$(28,009)
Unrealized gains (losses) on post-retirement benefits	1,699	—	1,699
Total	$(41,665)	$15,355	$(26,310)

	Balance at December 31, 2012	Current Period Change	Balance at September 30, 2013
Unrealized gains (losses) on securities available for sale	$5,082	$(38,006)	$(32,924)
Unrealized gains (losses) on post-retirement benefits	1,600	—	1,600
Total	$6,682	$(38,006)	$(31,324)

As of June 30, 2014, management concluded it was more likely than not that the Company’s net deferred tax asset (DTA) would be realized and accordingly determined a full deferred tax valuation allowance was no longer required. Upon reversal of the former full deferred tax valuation allowance as of September 30, 2014, certain disproportionate tax effects are retained in accumulated other comprehensive income (loss) totaling approximately a ($16.6) million loss. Almost the entire disproportionate tax effect is attributable to valuation allowance expense recorded through other comprehensive income (loss) on the tax benefit of losses sustained on the available for sale securities portfolio while the Company was in a full deferred tax valuation allowance. This valuation allowance was appropriately reversed through continuing operations at June 30, 2014, leaving the original expense in accumulated other comprehensive income (loss), where it will remain in accordance with the Company’s election of the “portfolio approach”, until such time as the Company would cease to have an available for sale security portfolio.

The following is a summary of each component of accumulated other comprehensive income (loss) that was reclassified into net income during the three and nine months ended September 30, 2014, net of tax:

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (06/30/2014)	$(27,600)	$1,699	$(25,901)
Other comprehensive income before reclassification, net of tax	(196)	—	(196)
Amounts reclassified from accumulated other compressive income, net of tax	(213)	—	(213)
Net current period other comprehensive income, net of tax	(409)	—	(409)
Ending balance (09/30/2014)	$(28,009)	$1,699	$(26,310)

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (12/31/2013)	$(43,364)	$1,699	$(41,665)
Other comprehensive income before reclassification, net of tax	15,590	—	15,590
Amounts reclassified from accumulated other compressive income, net of tax	(235)	—	(235)
Net current period other comprehensive income, net of tax	15,355	—	15,355
Ending balance (09/30/2014)	$(28,009)	$1,699	$(26,310)

The following is a summary of each component of accumulated other comprehensive income (loss) that was reclassified into net income during the three and nine months ended September 30, 2013:

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (06/30/2013)	$(30,803)	$1,600	$(29,203)
Other comprehensive income before reclassification	(2,121)	—	(2,121)
Amounts reclassified from accumulated other compressive income	—	—	—
Net current period other comprehensive income	(2,121)	—	(2,121)
Ending balance (09/30/2013)	$(32,924)	$1,600	$(31,324)

	Unrealized gains/losses on Available for Sale Securities	Postretirement Benefits	Total
	(Dollars in thousands)
Beginning balance (12/31/2013)	$5,082	$1,600	$6,682
Other comprehensive income before reclassification	(35,428)	—	(35,428)
Amounts reclassified from accumulated other compressive income	(2,578)	—	(2,578)
Net current period other comprehensive income	(38,006)	—	(38,006)
Ending balance (09/30/2013)	$(32,924)	$1,600	$(31,324)

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended September 30, 2014:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item on the Statement Where Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(328)	Net gains on securities available for sale
	115	Tax expense (benefit)
	(213)	Net of tax
Total reclassification during the period	$(213)

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended September 30, 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item on the Statement Where Net Income is Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$—	Net gains on securities available for sale
	—	Tax expense (benefit)
	—	Net of tax
Total reclassification during the period	$—

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the nine months ended September 30, 2014:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item on the Statement Where Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(362)	Net gains on securities available for sale
	127	Tax expense (benefit)
	(235)	Net of tax
Total reclassification during the period	$(235)

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the nine months ended September 30, 2013:

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

	As of September 30, 2014
	Actual		Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$229,663	21.19%	$86,695	8.00%	$108,368	10.00%
Tier 1 capital to risk-weighted assets	216,061	19.94%	*	*	65,021	6.00%
Tier 1 capital to average total assets**	216,061	12.05%	71,711	4.00%	89,638	5.00%

	As of December 31, 2013
	Actual		Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$200,835	19.76%	$81,293	8.00%	$101,616	10.00%
Tier 1 capital to risk-weighted assets	188,029	18.50%	*	*	60,969	6.00%
Tier 1 capital to average total assets**	188,029	10.50%	71,611	4.00%	89,514	5.00%
*	Ratio is not required under regulations
**	Tier 1 Leverage Capital Ratio

As of September 30, 2014 and December 31, 2013, Home Savings was considered well capitalized.

15.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$6,346	$7,391
Postretirement benefits	1,090	1,162
Other real estate owned valuation	1,227	1,421
Tax credits carryforward	576	339
Securities impairment charges	—	153
Unrealized loss on securities available for sale	5,869	14,138
Interest on nonaccrual loans	897	758
Net operating loss carryforward	22,827	26,708
Purchase accounting adjustment	79	70
Accrued bonuses	278	456
Other	697	295
Less: Valuation allowance	(1,146)	(42,802)
Deferred tax assets	38,740	10,089

Deferred tax liabilities:
Deferred loan fees	321	405
Federal Home Loan Bank stock dividends	4,585	6,715
Mortgage servicing rights	1,984	2,079
Postretirement benefits accrual	640	640
Prepaid expenses	181	250
Deferred tax liabilities	7,711	10,089
Net deferred tax asset	$31,029	$—

As of September 30, 2014, the net deferred tax asset (DTA) was $31.0 million, and as of December 31, 2013, the net DTA (prior to any valuation allowance) was $42.8 million. Management recorded a valuation allowance against the net deferred tax assets at December 31, 2013 based on consideration of, but not limited to, its cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards.

The remaining $1.1 million of valuation allowance is expected to reverse due to operating income projected for the remainder of 2014. The realization of a DTA is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. “More likely than not” is defined as the DTA being more than 50% likely of being realized. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of the DTA both positive and negative, that could be objectively verified.

Positive evidence considered included (1) the Company’s recent history of quarterly pre-tax earnings (with the most recent quarterly loss being recorded for the quarter ended September 30, 2012), (2) expectations for sustained and continued profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods (4) resolution to an executive search placed on a key management position (5) evaluation of core earnings (6) adequacy of capital to fund balance sheet and future growth and (7) cost-saving initiatives triggered during 2014.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or For the Three		At or For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Selected financial ratios and other data: (1)
Performance ratios:
Return on average assets (2)	0.65%	0.39%	3.58%	0.58%
Return on average equity (3)	4.90%	3.75%	30.46%	5.49%
Interest rate spread (4)	2.90%	2.89%	2.91%	2.84%
Net interest margin (5)	3.06%	3.04%	3.07%	2.99%
Noninterest expense to average assets	3.17%	3.06%	3.17%	3.09%
Efficiency ratio (6)	84.87%	81.14%	85.35%	78.27%
Average interest-earning assets to average interest-bearing liabilities	123.35%	119.56%	122.48%	119.87%
Capital ratios:
Average equity to average assets	13.16%	10.34%	11.75%	10.49%
Equity to assets, end of period	12.97%	10.44%	12.97%	10.44%
Tier 1 leverage ratio (Bank only)	12.05%	10.26%	12.05%	10.26%
Tier 1 risk-based capital ratio (Bank only)	19.94%	18.52%	19.94%	18.52%
Total risk-based capital ratio (Bank only)	21.19%	19.78%	21.19%	19.78%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	1.85%	2.72%	1.85%	2.72%
Nonperforming assets to average assets (8)	1.40%	2.08%	1.43%	2.04%
Nonperforming assets to total assets at end of period	1.40%	2.10%	1.40%	2.10%
Allowance for loan losses as a percent of loans	1.59%	2.04%	1.59%	2.04%
Allowance for loan losses as a percent of nonperforming loans (7)	87.57%	76.52%	87.57%	76.52%
Texas ratio (9)	10.01%	18.02%	10.01%	18.02%
Total classified assets as a percent of Tier 1 Capital	20.16%	34.89%	20.16%	34.89%
Total classified loans as a percent of Tier 1 Capital and ALLL	16.69%	26.82%	16.69%	26.82%
Total classified assets as a percent of Tier 1 Capital and ALLL	18.60%	31.34%	18.60%	31.34%
Net chargeoffs as a percent of average loans	0.09%	-0.53%	0.19%	0.51%
Total 90+ days past due as a percent of net loans	1.62%	2.41%	1.62%	2.41%
Office data:
Number of full service banking offices	32	33	32	33
Number of loan production offices	9	9	9	9
Per share data:
Basic earnings per common share (10)	$0.06	$0.03	$0.94	$0.02
Diluted earnings per common share (10)	0.06	0.03	0.94	0.02
Book value per common share (11)	4.70	3.65	4.70	3.65
Tangible book value per common share (12)	4.70	3.65	4.70	3.65

Notes:

1.	Ratios for the three and nine month periods are annualized where appropriate
2.	Net income divided by average total assets
3.	Net income divided by average total equity
4.	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities
5.	Net interest income as a percent of average interest-earning assets

6.

Noninterest expense, excluding the amortization of the core deposit intangible and prepayment penalty, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and gains and losses on foreclosed assets

7.	Nonperforming loans consist of nonaccrual loans and loans past due ninety days and still accruing
8.	Nonperforming assets consist of nonperforming loans, real estate owned and other repossessed assets
9.	Nonperforming assets divided by the sum of tangible common equity and the ALLL
10.	Net income divided by the number of basic or diluted shares outstanding
11.	Shareholders’ equity divided by number of shares outstanding
12.	Shareholders’ equity minus core deposit intangible divided by number of shares outstanding

Forward-Looking Statements

When used in this Form 10-Q, the words or phrases “will likely result,” “are expected to,” “plan to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in United Community’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings’ market area and competition that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above could affect United Community’s financial performance and could cause United Community’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. United Community undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

Total assets increased $63.7 million to $1.8 billion at September 30, 2014, compared to December 31, 2013. Contributing to the change were increases in net loans of $90.8 million, loans held for sale of $5.7 million and other assets of $29.3 million offset by decreases in cash and cash equivalents of $47.7 million, available for sale securities of $3.9 million, Federal Home Loan Bank stock of $8.4 million and real estate owned and other repossessed assets of $1.9 million.

Funds not currently utilized for general corporate purposes are invested in overnight funds. Cash and cash equivalents decreased during the first nine months of 2014 as excess funds held on deposit at the Federal Reserve were used to fund loan growth during the period.

The decrease in available for sale securities was the result of maturities, paydowns and amortization of securities totaling $20.1 million and sales of $5.5 million, offset by a positive market value adjustment of $23.6 million during the first nine months of 2014. The balance of the unrealized loss position at September 30, 2014 was $16.8 million, pretax. The unrealized loss position is primarily driven by market conditions. To that end, the Company expects to receive all principal and interest payments contractually due and has no intent to sell and more than likely will not be required to sell these securities until maturity. All of the securities are GSE issued debt or mortgage-backed securities and carry the same rating as the U.S. Government.

The duration of the securities portfolio was approximately 6.3 years at September 30, 2014. There is risk that longer term rates could rise, resulting in greater unrealized losses. It is also possible, however, that longer term rates could fall, resulting in the recovery of all of the unrealized losses. Management continues to allow the portfolio to decline in the normal course. In addition, the Company may look for opportunities to sell securities to continue to reduce the portfolio and/or change the duration characteristics of the portfolio.

Net loans increased $90.8 million during the first nine months of 2014. Contributing to the increase was a combination of an increase in permanent construction and secured commercial loans during the period. See Note 6 to the consolidated financial statements for additional information regarding the composition of net loans.

The following table summarizes the trend in the allowance for loan losses as of September 30, 2014:

Allowance For Loan Losses

(Dollars in thousands)

	December 31, 2013	Provision	Recovery	Chargeoff	September 30, 2014
Real Estate Loans
Permanent
One-to four-family residential	$8,319	$435	$218	$(840)	$8,132
Multifamily residential	610	308	—	(140)	778
Nonresidential	4,791	(1,120)	180	(385)	3,466
Land	74	25	—	—	99
Total	13,794	(352)	398	(1,365)	12,475
Construction Loans
One-to four-family residential	2,281	(995)	31	(530)	787
Multifamily and nonresidential	—	144	—	—	144
Total	2,281	(851)	31	(530)	931
Consumer Loans
Home Equity	3,552	(68)	191	(544)	3,131
Auto	35	13	6	(24)	30
Marine	40	(21)	17	—	36
Recreational vehicle	661	29	84	(264)	510
Other	14	31	219	(251)	13
Total	4,302	(16)	517	(1,083)	3,720
Commercial Loans
Secured	686	239	63	—	988
Unsecured	53	(485)	495	(45)	18
Total	739	(246)	558	(45)	1,006
Total	$21,116	$(1,465)	$1,504	$(3,023)	$18,132

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $18.1 million at September 30, 2014, down from $21.1 million at December 31, 2013. The allowance for loan losses as a percentage of loans was 1.59% at September 30, 2014, compared to 2.01% at December 31, 2013. The allowance for loan losses as a percentage of nonperforming loans was 87.57% at September 30, 2014, compared to 89.52% at December 31, 2013. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for possible loan losses is designed to account for credit deterioration as it occurs. The provision for possible loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

During the first nine months of 2014, the Company recorded a negative loan loss provision of $1.5 million. The negative provision of $1.1 million associated with nonresidential real estate loans has been impacted by the payoff of a nonresidential real estate loan aggregating $7.7 million, which resulted in a release of approximately $748,000 in reserves. In addition, the negative provision of $995,000 associated with residential construction one- to four-family loans is being impacted by a change in loan loss factors. When construction is complete and the borrower occupies the residence, the loan will convert to a permanent one-to four- family residential loan. Accordingly, the loan loss factors applied to these construction one- to four-family residential loans are being aligned with one-to four-family residential real estate loans.

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

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $47.3 million at September 30, 2014 as compared to $48.2 million at December 31, 2013. The schedule below summarizes impaired loans for September 30, 2014 and December 31, 2013.

Impaired Loans

(Dollars in thousands)

	September 30, 2014	December 31, 2013	Change
Real Estate Loans
Permanent
One-to four-family residential	$20,157	$20,206	$(49)
Multifamily residential	114	652	(538)
Nonresidential	7,068	5,879	1,189
Land	532	487	45
Total	27,871	27,224	647
Construction Loans
One-to four-family residential	2,453	3,092	(639)
Multifamily and nonresidential	—	—	—
Total	2,453	3,092	(639)
Consumer Loans
Home Equity	11,669	12,550	(881)
Auto	103	66	37
Boat	154	160	(6)
Recreational vehicle	995	1,043	(48)
Other	5	2	3
Total	12,926	13,821	(895)
Commercial Loans
Secured	4,029	4,044	(15)
Unsecured	—	—	—
Total	4,029	4,044	(15)
Total Impaired Loans	$47,279	$48,181	$(902)

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

A TDR may include, but is not necessarily limited to, one or a combination of the following:

—	Modification of the terms of a debt, such as one or a combination of:
—	Reduction of the stated interest rate for the remaining original life of the loan;
—	Extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk;
—	Reduction of the face amount or maturity amount of the loan as stated in the instrument or other agreement; or
—	Reduction of accrued interest.

—

Transfer from the borrower to Home Savings of receivables from third parties, real estate, or other assets to fully or partially satisfy a debt (including a transfer resulting from foreclosure or repossession).

—

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

A debt restructuring is not necessarily a TDR for purposes of this definition even if the borrower is experiencing some financial difficulties. A TDR is not involved if:

—	the fair value of cash, other assets, or an equity interest accepted by Home Savings from a borrower in full satisfaction of its loan at least equals the recorded investment in the loan;
—	the fair value of cash, other assets, or an equity interest transferred by a borrower to Home Savings in full settlement of its loan at least equals the carrying amount of the loan;
—

Home Savings reduces the effective interest rate on the loan primarily to reflect a decrease in market interest rates in general or a decrease in the risk so as to maintain a relationship with a borrower that can readily obtain funds from other sources at the current market interest rate; or

—

Home Savings issues, in exchange for the original loan, a new marketable loan having an effective interest rate based on its market price that is at or near the current market interest rates of loans with similar maturity dates and stated interest rates issued by other banks.

The change in TDRs for the nine months ended September 30, 2014, is as follows:

Troubled Debt Restructurings

	September 30, 2014	December 31, 2013	Change
	(Dollars in thousands)
Real Estate Loans
Permanent
One-to four-family	$16,330	$16,700	$(370)
Multifamily residential	—	463	(463)
Nonresidential	821	858	(37)
Land	487	487	—
Total	17,638	18,508	(870)
Construction Loans
One-to four-family residential	288	698	(410)
Multifamily and nonresidential	—	—	—
Total	288	698	(410)
Consumer Loans
Home Equity	10,414	11,133	(719)
Auto	9	10	(1)
Marine	—	—	—
Recreational vehicle	895	836	59
Other	—	—	—
Total	11,318	11,979	(661)
Commercial Loans
Secured	324	333	(9)
Unsecured	—	—	—
Total	324	333	(9)
Total Restructured Loans	$29,568	$31,518	$(1,950)

The decrease in the level of TDR loans during the nine months ended September 30, 2014 was attributable primarily to paydowns in accordance with terms of the loans.

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. TDR loans that were on nonaccrual status aggregated $4.4 million and $4.9 million at September 30, 2014 and December 31, 2013, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their modified terms aggregated $25.1 million at September 30, 2014 and $26.6 million at December 31, 2013.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $20.7 million, or 1.85% of net loans, at September 30, 2014, compared to $23.6 million, or 2.29% of net loans, at December 31, 2013.

The schedule below summarizes the change in nonperforming loans for the first nine months of 2014.

Nonperforming Loans

(Dollars in thousands)

	September 30, 2014	December 31, 2013	Change
Real Estate Loans
Permanent
One-to four-family residential	$4,700	$6,356	$(1,656)
Multifamily residential	114	641	(527)
Nonresidential	6,804	5,560	1,244
Land	531	496	35
Total	12,149	13,053	(904)
Construction Loans
One-to four-family residential	2,453	3,084	(631)
Multifamily and nonresidential	—	—	—
Total	2,453	3,084	(631)
Consumer Loans
Home Equity	1,574	2,771	(1,197)
Auto	84	110	(26)
Marine	123	136	(13)
Recreational vehicle	175	263	(88)
Other	4	13	(9)
Total	1,960	3,293	(1,333)
Commercial Loans
Secured	4,019	4,028	(9)
Unsecured	125	130	(5)
Total	4,144	4,158	(14)
Total Nonperforming Loans	$20,706	$23,588	$(2,882)

Loans held for sale increased $5.8 million, or 118.4%, to $10.6 million at September 30, 2014, compared to $4.8 million at December 31, 2013. The change was primarily attributable to the originations of permanent construction loans during the period.  These loans are not sold until construction of the new residence is complete. Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Federal Home Loan Bank (FHLB) stock decreased to $18.1 million at September 30, 2014 compared to $26.5 million at December 31, 2013. During the first quarter of 2014, the FHLB redeemed 83,962 shares, having a historical cost of $8.4 million (or $100 per share). Home Savings received cash for the redemption. There was no gain or loss recognized on the redemption. Also during the first nine months of 2014, the FHLB paid a cash dividend of $677,000 in lieu of stock dividends to its member banks.

Real estate owned and other repossessed assets decreased $1.9 million, or 29.2%, during the nine months ended September 30, 2014. The following table summarizes the activity in real estate owned and other repossessed assets during the period:

	Real Estate Owned	Repossessed Assets	Total
	(Dollars in thousands)
Balance at beginning of period	$6,318	$23	$6,341
Acquisitions	1,472	44	1,516
Sales, net	(2,767)	(25)	(2,792)
Change in valuation allowance	(578)	—	(578)
Balance at end of period	$4,445	$42	$4,487

The following table depicts the type of property secured in the satisfaction of loans and the valuation allowance associated with each type as of September 30, 2014:

	Balance	Valuation Allowance	Net Balance
	(Dollars in thousands)
Real estate owned
One-to four-family	$2,978	$(422)	$2,556
Multifamily residential	—	—	—
Nonresidential	—	—	—
One-to four-family residential construction	4,702	(3,004)	1,698
Land	270	(79)	191
Total real estate owned	7,950	(3,505)	4,445
Repossessed assets
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	42	—	42
Total repossessed assets	42	—	42
Total real estate owned and other repossessed assets	$7,992	$(3,505)	$4,487

Real estate owned and other repossessed assets are recorded at the lower of (a) the loan’s acquisition balance or (b) the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on nonresidential real estate properties that exceed $1.0 million in value and residential real estate properties that exceed $250,000 in value. Based on current appraisals, a valuation allowance may be established to properly reflect the asset at fair value. The increase in the valuation allowance on property acquired was due to the decline in market value of those properties.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. Home Savings recognized $1.1 million and $722,000, as other non-interest income based on the change in cash value of the policies in the nine months ended September 30, 2014 and 2013, respectively.

Other assets increased $29.3 million, largely due to the reversal of the valuation allowance previously established on the Company’s net deferred tax assets. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, United Community conducts a regular assessment of all available evidence, both positive and negative. This evidence includes, but is not limited to, taxable income in prior periods, projected future income, projected future reversals of deferred tax items and the future effects of enacted tax law changes. Based on these criteria, including projected usage of its net operating loss (NOL) carryforward, United Community determined that it was necessary to maintain a full valuation allowance against the deferred tax asset at December 31, 2013.

As of September 30, 2014, the net deferred tax asset (DTA) was $31.0 million, and as of December 31, 2013, the net DTA (prior to any valuation allowance) was $42.8 million. Management maintained a valuation allowance against the net deferred tax asset at December 31, 2013 based on consideration of, but not limited to, its cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards.

As of September 30, 2014, the Company had reversed $41.7 million of the valuation allowance on its net DTA. $3.0 million of the reversal is due to current year-to-date operating income; the remaining $38.7 million is due to management’s reassessment and judgment regarding the ability to realize deferred tax assets in future years. The realization of a DTA is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. “More likely than not” is defined as the DTA being more than 50% likely of being realized. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of the DTA both positive and negative, that could be objectively verified.

Positive evidence considered included (1) the Company’s recent history of quarterly pre-tax earnings (with the most recent quarterly loss being recorded for the quarter ended September 30, 2012 due to a bulk sale of troubled assets), (2) expectations for sustained and continued profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods (4) resolution of an executive search focused on a key management position (5) evaluation of core earnings (6) adequacy of capital to fund balance sheet and future growth and (7) cost-saving initiatives realized during the quarter.

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

After weighing both the positive and negative evidence, management determined that a full valuation allowance on the net DTA was no longer warranted as of June 30, 2014 and September 30, 2014. For a more detailed discussion of the Company’s tax calculation, see Note 14 to the consolidated financial statements, included in Item 8 of the Company’s Form 10-K.

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

Total deposits decreased $45.4 million to $1.4 billion at September 30, 2014, compared to December 31, 2013. Certificates of deposit declined $45.5 million and other interest bearing deposits declined $10.9 million.  Partially offsetting these declines was an increase in noninterest bearing deposits of $11.0 million. As of September 30, 2014, Home Savings had no brokered deposits.

Advance payments by borrowers for taxes and insurance decreased $6.7 million during the first nine months of 2014. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $1.8 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $4.9 million.

FHLB advances increased from $50.0 million at December 31, 2013 to $138.0 million at September 30, 2014. FHLB term advances were $50.0 million at September 30, 2014 and December 31, 2013.  Overnight advances were $88.0 million at September 30, 2014 and $0 at Decenber 31, 2013.The change in overnight advances was due to an increase of $88.0 million that partially funded the growth of the Company.  Additionally, the Company prepaid a $30.0 million tranche of repurchase agreements with overnight borrowings, discussed below.

Repurchase agreements and other borrowings decreased from $90.6 million at December 31, 2013 to $60.6 million at September 30, 2014.  At the end of September 2014, Home Savings prepaid one $30.0 million tranche of the Company’s repurchase agreements and, as a result, incurred a $1.4 million prepayment charge.  Due to the timing of the debt prepayment, there was minimal impact on the third quarter net interest margin.  The debt prepayment actions are one of many efforts underway to reduce the Company’s funding costs.

Home Savings receives requests for reimbursements from both Freddie Mac and Fannie Mae to make them whole on loans sold to them in the secondary market. These loans were originated by Home Savings in the normal course, but such loans have certain defined weaknesses such that a settlement to the investor is required. For the nine months ended September 30, 2014, Home Savings incurred expenses of $44,000 associated with such repurchases. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $992,000 at September 30, 2014.

Other liabilities decreased $672,000 to $9.2 million at September 30, 2014, from $9.8 million at December 31, 2013. The change was the result of the payment of accrued expenses associated with severance payments, a reduction of $189,000 in the reserve for loan repurchases and the remittance of funds owed to the Small Business Administration after the sale of collateral secured on a foreclosed loan.

Shareholders’ equity increased $58.6 million to $233.7 million at September 30, 2014, from $175.1 million at December 31, 2013. The change occurred as a result of net income for the period, including the tax benefit recognized on the reversal of the valuation allowance on net deferred tax assets, along with positive adjustments to other comprehensive income for the recovery of value of available for sale securities during the period, offset by the payment of a quarterly dividend in the third quarter of 2014.

Accumulated other comprehensive income improved $15.4 million from December 31, 2013 to September 30, 2014. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities included in other comprehensive income have not been recognized into income at September 30, 2014 and December 31, 2013 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell (and it is likely that management will not be required to sell) the securities prior to their anticipated recovery, and the decline in fair value is largely due to the rise in longer-term interest rates in 2013 and 2014. The fair value is expected to recover as the investments approach maturity.

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

Book value per common share as of September 30, 2014 was $4.70 as compared to $3.48 per common share as of December 31, 2013. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as mentioned above.

Comparison of Operating Results for the Three Months Ended

September 30, 2014 and September 30, 2013

Net Income. United Community recognized net income for the three months ended September 30, 2014, of $2.9 million, or $0.06 per diluted common share compared to net income of $1.7 million for the three months ended September 30, 2013, or $0.03 per diluted share.

The increase in earnings for the third quarter of 2014 was primarily a result of the $541,000 lower provision for loan loss and a reversal of portions of the remaining valuation allowance on net deferred tax assets adjusted for forecasted 2014 income, which provided an income tax benefit of $369,000. In addition, the Company recorded $21,000 higher net interest income and $626,000 higher noninterest income.   These increases were offset partially by higher noninterest expense due to a prepayment charge on the early repayment of a repurchase agreement.

Net Interest Income. Net interest income for both of the three months ended September 30, 2014 and 2013 was $12.7 million. Net interest margin for the three months ended September 30, 2014 and 2013 was 3.06% and 3.04%, respectively.

Total interest income decreased $273,000 in the third quarter of 2014 compared to the third quarter of 2013, primarily as a result of a decrease of $31.7 million in the average balance of available for sale securities as well as a decrease in the yield on these assets of 13 basis points. These declines were offset by an increase in the average balance of net loans of $96.6 million in the third quarter of 2014 as compared to the same quarter last year, despite a decrease in the yield on those assets of 35 basis points.

Total interest expense decreased $294,000 for the quarter ended September 30, 2014, as compared to the same quarter last year. The change was due primarily to reductions of $299,000 in interest paid on deposits. The overall decrease in interest expense was a reduction in the average balance of certificates of deposit of $68.6 million.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the third quarter of last year. The interest rate spread for the three months ended September 30, 2014 and 2013, was 2.90 % and 2.89%, respectively. The net interest margin increased two basis points to 3.06% for the three months ended September 30, 2014 compared to 3.04% for the same quarter in 2013.

	For the Three Months Ended September 30,
	2014 vs. 2013
	Increase (decrease) due to		Total increase

	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(624)	$827	$203
Loans held for sale	20	14	34
Investment securities:
Available for sale	(172)	(190)	(362)
FHLB stock	(16)	(84)	(100)
Other interest-earning assets	(21)	(27)	(48)
Total interest-earning assets	$(813)	$540	$(273)
Interest-bearing liabilities:
Savings accounts	(12)	1	(11)
NOW and money market accounts	(71)	(8)	(79)
Certificates of deposit	(4)	(205)	(209)
Federal Home Loan Bank advances	(13)	21	8
Repurchase agreements and other	4	(7)	(3)
Total interest-bearing liabilities	$(96)	$(198)	(294)
Change in net interest income			$21

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $116,000 in the third quarter of 2014, compared to a $657,000 provision in the third quarter of 2013. During the third quarter of 2014, the provision was reduced by $326,000 due to the realignment of loan loss factors assigned to construction one-to four-family residential loans. The loan loss factors applied to these construction one- to four-family residential loans are being aligned with permanent one-to four-family residential real estate loans.

During the third quarter of 2014, chargeoffs exceeded provision expense primarily as a result of reserves for loans charged off being established in a prior period.  Home Savings also made a change in loan loss factors associated with residential construction one- to four-family loans. When construction is complete the loan will convert to a permanent one-to four- family residential loan. Accordingly, the loan loss factors applied to these construction one- to four-family residential loans are being aligned with one- to four-family residential real estate loans.

Noninterest Income. Noninterest income in the third quarter of 2014 was $4.2 million, as compared to noninterest income for the third quarter of 2013 of $3.5 million. The increase in noninterest income was driven by increased nondeposit investment income, gains on the sale of available for sale securities and other income.   The increase in nondeposit investment income was due to higher sales volume in the third quarter of 2014 as compared to the same quarter last year.  The change in gains recognized on the sale of available for sale securities was the result of sales in the third quarter of 2014. The increase in other income was the result of a valuation allowance on interest rate caps that was recognized in the third quarter of 2013.  A similar charge was not required in the third quarter of 2014.  These changes were offset by a decline in mortgage banking income of $219,000, resulting from a decrease of $11.6 million in mortgage originations sold, when comparing the third quarter of 2014 to the third quarter of 2013.

Noninterest Expense. Noninterest expense was $14.3 million in the third quarter of 2014, compared to $13.5 million in the third quarter of 2013, a difference of $724,000. During the third quarter of 2014, Home Savings incurred a $1.4 million charge related to the prepayment of a repurchase agreement discussed above.

In the third quarter of 2014, most other expenses decreased primarily because of lower expenses incurred on loans sold in the secondary market. Reduced FDIC insurance premiums of $303,000 and franchise/financial institutions tax expenses of $187,000 also contributed to the change. Reduced FDIC premiums are the result of the termination of all regulatory orders that the Bank had been operating under. The lower franchise/financial institutions tax is the result of a change in Ohio tax law. Salaries and employee benefits also declined, primarily due to cost reduction initiatives that began in the second quarter of 2014.

Income Taxes. During the three months ended September 30, 2014, the Company recognized a tax benefit of $369,000 on pre-tax income of $2.5 million, compared to tax expense of $350,000 on pre-tax income of $2.1 million for the three months ended September 30, 2013. The primary reason for the variance was the reversal of portions of the remaining valuation allowance on net deferred tax assets adjusted for forecasted 2014 income in the quarter ended September 30, 2014.

After weighing both the positive and negative evidence, management determined that a valuation allowance on the net DTA was no longer warranted as of June 30, 2014 and not required as of September 30, 2014. For a more detailed discussion of the Company’s tax calculation, see Note 14 to the consolidated financial statements, included in Item 8 of the Company’s Form 10-K.

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

Comparison of Operating Results for the Nine Months Ended

September 30, 2014 and September 30, 2013

Net Income. United Community recognized net income for the nine months ended September 30, 2014, of $47.4 million, or $0.94 per diluted common share compared to net income of $7.8 million, before amortization of the discount on preferred stock for the nine months ended September 30, 2013. As part of the capital raise in 2013, United Community issued preferred stock that was later converted to common stock. No dividend was declared or paid on the preferred stock. However, because the preferred stock was issued at a price below the then market price of our common stock, the difference is deemed a non-cash dividend under U.S. GAAP and is deducted in the calculation of net income available to common shareholders. Therefore, net income available to common shareholders as of September 30, 2013 was $1.0 million, or $0.02 per diluted share.

The significant increase in earnings for the first nine months of 2014 was primarily a result of the reversal of the valuation allowance on net deferred tax assets, which provided an income tax benefit of $39.1 million. In addition, the Company recorded a negative loan loss provision of $(1.5) million, compared to provision for loan losses of $3.8 million for the first nine months of 2013.

Net interest income for the period decreased $189,000. The provision for loan losses decreased $5.3 million during the same period. Additionally, non-interest income decreased $4.8 million and noninterest expense increased $261,000. United Community’s annualized return on average assets and return on average equity were 3.58% and 30.46%, respectively, for the nine months ended September 30, 2014. The annualized return on average assets and return on average equity for the comparable period in 2013 were 0.58% and 5.49%, respectively.

Net Interest Income. Net interest income for the nine months ended September 30, 2014 and 2013 was $38.1 million and $38.3 million, respectively. Net interest margin for the nine months ended September 30, 2014 and 2013 was 3.07% and 2.99%, respectively.

Total interest income decreased $1.2 million in the first nine months of 2014 compared to the first nine months of 2013, primarily as a result of a decrease of $62.7 million in the average balance of available for sale securities as well as a decrease in the yield on net loans of 24 basis points. These declines were offset by an increase in the average balance of net loans of $48.4 million in the first nine months of 2014 as compared to the same period last year.

Total interest expense decreased $991,000 for the nine months ended September 30, 2014, as compared to the same period last year. The overall decrease in interest expense was partially attributable to a 15.8% growth in noninterest bearing deposits. Also contributing to the decrease between the two periods was a reduction of three basis points in the cost of certificates of deposit. The average outstanding balance of certificates of deposit in the first nine months of 2014 declined by $70.4 million as compared to the first nine months of 2013. Furthermore, the average balance of non-time deposits decreased $7.9 million and the cost of non-time deposits decreased 4 basis points.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first nine months of last year. The interest rate spread for the nine months ended September 30, 2014, increased to 2.91% compared to 2.83% for the nine months ended September 30, 2013. The net interest margin increased eight basis points to 3.07% for the nine months ended September 30, 2014 compared to 2.99% for the same period in 2013.

	For the Nine Months Ended September 30,
	2014 vs. 2013
	Increase (decrease) due to		Total increase

	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest-earning assets:
Loans	$(4,314)	$4,166	$(148)
Loans held for sale	(44)	34	(10)
Investment securities:
Available for sale	345	(1,153)	(808)
FHLB stock	74	(237)	(163)
Other interest-earning assets	(9)	(42)	(51)
Total interest-earning assets	$(3,948)	$2,768)	$(1,180)
Interest-bearing liabilities:
Savings accounts	(72)	3	(69)
NOW and money market accounts	(143)	(19)	(162)
Certificates of deposit	(131)	(629)	(760)
Federal Home Loan Bank advances	(26)	29	3
Repurchase agreements and other	4	(7)	(3)
Total interest-bearing liabilities	$(368)	$(623)	(991)
Change in net interest income			$(189)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized negative loan loss provision of $1.5 million in the first nine months of 2014, compared to a $3.8 million expense in the first nine months of 2013. During the second quarter of 2014, a commercial real estate loan aggregating $7.7 million paid off, causing a reduction in the loan loss provision $748,000. Furthermore, the provision was reduced by $968,000 due to the realignment of loan loss factors assigned to construction one- to four- family residential loans. The loan loss factors applied to these construction one- to four-family residential loans are being aligned with permanent one to four family residential real estate loans. Also contributing to the change in the provision for loan losses were charge offs of $560,000 previously reserved associated with one commercial lending relationship that was settled in the first quarter of 2013. In addition, a $382,000 specific reserve was established in 2013 on another commercial relationship to adjust the net book value to the anticipated resolution balance.

Noninterest Income. Noninterest income in the first nine months of 2014 was $10.8 million, as compared to noninterest income for the first nine months of 2013 of $15.6 million. The decrease in noninterest income was driven by decreases in mortgage banking income, gains on the sale of available for sale securities and other income. The decrease in mortgage banking income was caused by a $92.9 million reduction in mortgage originations sold, which resulted in a $2.3 million decline in mortgage banking income. The change in gains recognized on the sale of available for sale securities was the result of sales made in the first nine months of 2013 that did not reoccur in the first nine months of 2014. The change in other income was the result of lower net rental income received on real estate owned and lower debit card fees earned in the current quarter, compared to the same quarter last year. Also, Home Savings recognized a recovery of $547,000 on interest rate caps in the first nine months of 2013.

Noninterest Expense. Noninterest expense was $42.0 million in the first nine months of 2014, compared to $41.8 million in the first nine months of 2013; a difference of $261,000. In the first nine months of 2014, other expenses increased primarily because of a $1.4 million prepayment charge incurred on the early termination of repurchase agreements mentioned above.  Salaries and employee benefits were also $1.9 million higher.  Reduced FDIC premiums of $880,000 and franchise/financial institutions tax expenses of $622,000 partially offset the change. Reduced FDIC premiums are the result of the termination of all regulatory orders under which the Bank had been operating. The lower franchise/financial institutions tax is the result of a change in Ohio tax law.

Income Taxes. During the nine months ended September 30, 2014 the Company recognized a tax benefit of $39.1 million on pre-tax income of $8.3 million, compared to tax expense of $500,000 on pre-tax income of $8.3 million for the nine months ended September 30, 2013. The primary reason for the variance was the reversal of substantially all of the Company’s deferred tax asset valuation allowance in the quarter ended June 30, 2014. As of September 30, 2014, the net DTA was $31.0 million, and as of December 31, 2013, the net DTA (prior to any valuation allowance) was $42.8 million. Management maintained a valuation allowance against the net deferred tax assets at December 31, 2013 based on consideration of, but not limited to, its cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards.

As of September 30, 2014, the Company had reversed $41.7 million of the valuation allowance on its net DTA. $3.0 million of the reversal is due to current year-to-date operating income; the remaining $38.7 million is due to management’s reassessment and judgment regarding the ability to realize deferred tax assets in future years. The realization of a DTA is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. “More likely than not” is defined as the DTA being more than 50% likely of being realized. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of the DTA both positive and negative that could be objectively verified.

Positive evidence considered included (1) the Company’s recent history of quarterly pre-tax earnings (ten out of the last eleven quarters with the most recent quarterly loss being recorded for the quarter ended September 30, 2012 due to a bulk sale of troubled assets ), (2) expectations for sustained and continued profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods (4) resolution of an executive search focused on a key management position (5) evaluation of core earnings (6) adequacy of capital to fund balance sheet and future growth and (7) cost-saving initiatives realized during the period.

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

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At September 30, 2014, approximately $171.4 million of Home Savings’ certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At September 30, 2014, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $699.7 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended September 30, 2014 and 2013. Average balance calculations were based on daily balances.

	Three Months Ended September 30,
	2014			2013
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars In thousands)
Interest-earning assets:
Net loans (1)	$1,104,571	$12,436	4.50%	$1,007,971	$12,233	4.85%
Net loans held for sale	8,339	114	5.47%	7,159	80	4.47%
Investment securities:
Available for sale	513,282	3,002	2.34%	545,003	3,364	2.47%
FHLB stock	18,068	180	3.98%	26,464	280	4.23%
Other interest-earning assets	17,881	4	0.09%	85,026	52	0.24%
Total interest-earning assets	1,662,141	15,736	3.79%	1,671,623	16,009	3.83%
Noninterest-earning assets	134,601			99,206
Total assets	$1,796,742			$1,770,829
Interest-bearing liabilities:
NOW and money market accounts	$453,312	$164	0.14%	$469,372	$243	0.21%
Savings accounts	275,705	41	0.06%	270,655	52	0.08%
Certificates of deposit	448,943	1,343	1.20%	517,583	1,552	1.20%
Federal Home Loan Bank advances	79,641	537	2.70%	50,000	529	4.23%
Repurchase agreements and other	89,912	926	4.12%	90,586	929	4.10%
Total interest-bearing liabilities	1,347,513	3,011	0.89%	1,398,196	3,305	0.95%
Noninterest-bearing liabilities	212,705			189,545
Total liabilities	1,560,218			1,587,741
Equity	236,524			183,088
Total liabilities and equity	$1,796,742			$1,770,829
Net interest income and interest rate spread		$12,725	2.90%		$12,704	2.89%
Net interest margin			3.06%			3.04%
Average interest-earning assets to average interest-bearing liabilities			123.35%			119.56%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the nine months ended September 30, 2014 and 2013. Average balance calculations were based on daily balances.

	Nine Months Ended September 30,
	2014			2013
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars In thousands)
Interest-earning assets:
Net loans (1)	$1,072,404	$36,919	4.59%	$1,024,002	$37,067	4.83%
Net loans held for sale	6,116	237	5.17%	9,052	247	3.64%
Investment securities:
Available for sale	515,943	9,368	2.42%	578,611	10,176	2.34%
FHLB stock	19,760	677	4.57%	26,464	840	4.23%
Other interest-earning assets	36,457	51	0.19%	65,667	102	0.21%
Total interest-earning assets	1,650,680	47,252	3.82%	1,703,796	48,432	3.79%
Noninterest-earning assets	114,764			100,885
Total assets	$1,765,444			$1,804,681
Interest-bearing liabilities:
NOW and money market accounts	$460,353	$620	0.18%	$472,345	$782	0.22%
Savings accounts	275,547	128	0.06%	271,464	197	0.10%
Certificates of deposit	461,366	4,104	1.19%	531,780	4,864	1.22%
Federal Home Loan Bank advances	60,117	1,579	3.50%	55,132	1,576	3.81%
Repurchase agreements and other	90,350	2,753	4.06%	90,591	2,756	4.06%
Total interest-bearing liabilities	1,347,733	9,184	0.91%	1,421,312	10,175	0.95%
Noninterest-bearing liabilities	210,219			194,070
Total liabilities	1,557,952			1,615,382
Equity	207,492			189,299
Total liabilities and equity	$1,765,444			$1,804,681
Net interest income and interest rate spread		$38,068	2.91%		$38,257	2.84%
Net interest margin			3.07%			2.99%
Average interest-earning assets to average interest-bearing liabilities			122.48%			119.87%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2013, and the quarter ended September 30, 2014, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended September 30, 2014
					Next 12 months net interest income
NPV as % of portfolio value of assets					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.43%	6.00%	-2.54%	30.00%	$(1,010)	-20.00%	-1.90%
300	12.23%	6.00%	-1.74%	25.00%	(1,017)	-15.00%	-1.92%
200	13.03%	7.00%	-0.94%	20.00%	(1,022)	-10.00%	-1.93%
100	13.71%	7.00%	-0.26%	15.00%	(910)	-5.00%	-1.72%
Static	13.97%	9.00%	—%	—%	—	—%	—%

Year Ended December 31, 2013
					Next 12 months net interest income
NPV as % of portfolio value of assets					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	9.27%	6.00%	-2.20%	30.00%	$3,761	-20.00%	7.70%
300	9.85%	6.00%	-1.62%	25.00%	2,796	-15.00%	5.72%
200	10.52%	7.00%	-0.95%	20.00%	1,638	-10.00%	3.35%
100	11.11%	7.00%	-0.36%	15.00%	409	-5.00%	0.84%
Static	11.47%	9.00%	—%	—%	—	—%	—%

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

ITEM 4. Controls and Procedures.

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2014. Based on their evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that United Community’s disclosure controls and procedures as of September 30, 2014, were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act (i) was recorded, processed, summarized and reported on a timely basis, and (ii) is accumulated and communicated to management, including United Community’s Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2014, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 1A. Risk Factors.

Excluding deferred tax assets and liabilities, as discussed below, there have been no significant changes in United Community’s risk factors as outlined in United Community’s Form 10-K for the period ended December 31, 2013. The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

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

For the quarter ended June 30, 2014, management determined it was more likely than not that a significant portion of the DTA would be realized. Management’s decision was based upon evidence including its earnings performance trend, expected continued profitability, and improvement in the Company’s financial condition. The Company’s ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended September 30, 2014:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares remaining that may yet be purchased under the plan
July 1 through July 31, 2014	213,700	$4.34	213,700	1,107,604
August 1 through August 31, 2014	526,200	$4.49	526,200	581,404
September 1 through September 30, 2014	39,000	$4.59	39,000	542,404
Total	778,900	$4.45	778,900	542,404

ITEM 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation
3.2	Amendment to Articles of Incorporation
3.3	Amendment to Articles of Incorporation
3.4	Amended Code of Regulations
10.1	Amended and Restated Executive Incentive Plan
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Principal Accounting Officer
32	Certification of Statements by Chief Executive Officer and Principal Accounting Officer
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: November 10, 2014	/S/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: November 10, 2014	/S/ Timothy W. Esson
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

Exhibit 3.4

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.

Exhibit 10.1

Incorporated by reference to the Form 8-K filed by United Community on September 29, 2014 with the SEC, film number 141127272, Exhibit 10.1.