Form 10-K
period 2014-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2015-03-13
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 30, 2014 was approximately $202.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 4, 2015, there were 49,264,392 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders

PART I

Item 1.	Business

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

The contents of our website are not incorporated into, or otherwise made a part of, this Annual Report on Form 10-K.  Our filings with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling 1-800-SEC-0330. These filings are also available on the SEC’s web-site at http://www.sec.gov free of charge as soon as reasonably practicable after we have filed the above referenced reports.

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

Home Savings conducts business from its main office located in Youngstown, Ohio, and through 32 full-service branches and nine loan production offices located throughout Ohio and western Pennsylvania. The principal business of Home Savings is the origination of mortgage loans, including construction loans, on residential and nonresidential real estate located in Home Savings’ primary market area, which consists of Ashland, Columbiana, Cuyahoga, Erie, Franklin, Geauga, Huron, Lake, Mahoning, Portage, Richland, Stark, Summit and Trumbull Counties in Ohio and Allegheny and Beaver Counties in Pennsylvania. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under the heading Investment Activities. Funds for lending and other investment activities are obtained primarily from retail deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB, repurchase agreements and maturities of securities.

Interest on loans and other investments is Home Savings’ primary source of income. Home Savings’ principal expenses are interest paid on deposit accounts and other borrowings, as well as salaries and benefits paid to employees. Operating results are dependent to a significant degree on the net interest income of Home Savings, which is the difference between interest earned on loans and other investments and interest paid on deposits and borrowed funds. Like most financial institutions, Home Savings’ interest income and interest expense can be affected significantly by general economic conditions and by the policies of various regulatory authorities.

On August 8, 2008, the board of directors of United Community approved a Stipulation and Consent to the Issuance of an Order with the Office of Thrift Supervision (OTS), the predecessor regulator of United Community (the Holding Company Order). The Holding Company Order required United Community to obtain FRB approval prior to: (i) incurring or increasing its debt position; (ii) repurchasing any United Community stock; or (iii) paying any dividends. The Holding Company Order also required United Community to develop a debt reduction plan and submit the plan to the OTS for approval. The Holding Company Order was amended on November 5, 2010. The amendment removed the requirement in the original Holding Company Order to provide the OTS with a debt reduction plan and added a requirement to provide the OTS with a capital plan. The capital plan was submitted to the OTS in December 2010. The Holding Company Order was terminated on July 2, 2013. On July 9, 2013, United Community entered into a Memorandum of Understanding (the Holding Company MOU) with the FRB, under which United Community agreed not to pay dividends, repurchase shares, or take on debt without the FRB’s prior approval. The Holding Company MOU was terminated on January 8, 2014.

As of December 31, 2014, the FDIC categorized Home Savings as well capitalized.

LENDING ACTIVITIES

General. Home Savings’ principal lending activity is the origination of conventional residential real estate loans secured by real estate located in Home Savings’ primary market area. In addition to residential real estate lending, Home Savings originates commercial real estate, commercial and industrial loans, and various types of consumer loans, including home equity loans, loans secured by savings accounts, motor vehicles, boats and recreational vehicles and unsecured loans.

Loan Portfolio Composition. The following table presents certain information regarding the composition of Home Savings’ loan portfolio at the dates indicated:

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans
	(Dollars in thousands)
Commercial Loans
Multifamily	$60,546	5.20%	$54,485	5.19%	$80,923	7.45%	$120,991	8.52%	$135,771	7.99%
Nonresidential	121,595	10.44%	131,251	12.52%	138,188	12.72%	276,198	19.44%	331,390	19.50%
Land	9,484	0.81%	9,683	0.92%	15,808	1.46%	23,222	1.64%	25,138	1.48%
Construction	16,064	1.38%	4,452	0.42%	14,421	1.33%	41,262	2.91%	96,417	5.67%
Secured	45,088	3.87%	25,714	2.45%	24,243	2.23%	25,120	1.77%	28,876	1.70%
Unsecured	134	0.01%	427	0.04%	2,300	0.21%	5,026	0.35%	17,428	1.03%
Total commercial loans	252,911	21.71%	226,012	21.54%	275,883	25.40%	491,819	34.63%	635,020	37.37%
Residential Mortgage Loans
One-to four-family	694,105	59.58%	585,025	55.76%	577,249	53.14%	667,375	46.99%	757,426	44.58%
Construction	37,113	3.19%	48,897	4.66%	18,431	1.70%	22,605	1.59%	27,243	1.60%
Total residential mortgage loans	731,218	62.77%	633,922	60.42%	595,680	54.84%	689,980	48.58%	784,669	46.18%
Consumer Loans
Home Equity	154,776	13.28%	159,795	15.22%	177,230	16.33%	191,827	13.50%	220,582	12.98%
Auto	5,902	0.51%	5,669	0.54%	7,648	0.70%	8,933	0.63%	11,525	0.68%
Marine	3,917	0.34%	4,308	0.42%	4,942	0.45%	5,900	0.42%	7,285	0.43%
Recreational Vehicle	14,054	1.21%	17,347	1.66%	22,250	2.05%	28,530	2.01%	35,671	2.10%
Other (1)	2,105	0.18%	2,112	0.20%	2,523	0.23%	3,207	0.23%	4,390	0.26%
Total consumer loans	180,754	15.52%	189,231	18.04%	214,593	19.76%	238,397	16.79%	279,453	16.45%
Total Loans	1,164,883	100.00%	1,049,165	100.00%	1,086,156	100.00%	1,420,196	100.00%	1,699,142	100.00%
Less net items	16,790		19,973		19,916		40,920		49,656
Total Loans, net	$1,148,093		$1,029,192		$1,066,240		$1,379,276		$1,649,486

(1)	Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

Loan Maturity. The following table sets forth certain information as of December 31, 2014, regarding the dollar amount of construction and commercial loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings always include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments.

	Principal repayments contractually due in the years ended December 31,
	2015	2016-2019	2020 and thereafter	Total
	(Dollars in thousands)
Construction loans:
Residential mortgage construction	$—	$—	$37,113	$37,113
Commercial construction	2,066	13,687	311	16,064
Commercial loans	7,624	3,355	34,243	45,222
Total	$9,690	$17,042	$71,667	$98,399

The table below sets forth the dollar amount of all loans reported above becoming due after December 31, 2015, which have fixed or adjustable interest rates:

Due after December 31, 2015
(Dollars in thousands)
Fixed rate	$30,067
Adjustable rate	58,642
$88,709

Commercial Loans:

Multifamily. Home Savings originates loans secured by multifamily properties that contain more than four units. Multifamily loans are offered with adjustable and fixed rates of interest, which adjust according to a specified index, and typically have terms ranging from five to ten years and of the value of the real estate and improvements (LTV) of up to 80%.

Multifamily lending generally is considered to involve a higher degree of risk than one-to four-family residential lending because the borrower typically depends upon income generated by the subject property to cover operating expenses and debt service. The profitability of a subject property can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home Savings attempts to mitigate the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the subject property and by obtaining personal guarantees on loans made to corporations, limited liability companies and partnerships. Home Savings requires borrowers to submit financial statements annually to enable management to monitor the loan and requires an assignment of rents from borrowers.

At December 31, 2014, loans secured by multifamily properties totaled approximately $60.5 million, or 5.2% of total loans. There were approximately $93,000 in multifamily loans, or 0.2% of Home Savings’ total multifamily portfolio, that were considered nonperforming at December 31, 2014. New originations in this loan category totaled $13.2 million in 2014.

Nonresidential. Home Savings originates loans secured by nonresidential real estate, such as shopping centers, office buildings, and industrial building. Home Savings’ nonresidential real estate loans have both adjustable rates, amortization of up to 25 years and LTVs of up to 80%. The majority of such properties are located within Home Savings’ primary lending area.

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

At December 31, 2014, approximately $121.6 million, or 10.4% of Home Savings’ total loans, were secured by mortgages on nonresidential real estate, of which $5.8 million, or 4.8% of Home Savings’ total nonresidential real estate loans, were considered nonperforming. New originations in this loan category totaled $22.3 million in 2014.

Land. Home Savings also originates a limited number of loans secured by vacant land, primarily for the construction of single-family houses. Home Savings’ land loans generally are fixed-rate loans for terms of up to five years and require a LTV of 65% or less. At December 31, 2014, approximately $9.5 million, or 0.8%, of Home Savings’ total loans were land loans. Nonperforming land loans totaled $531,000, or 5.6% of such loans, at December 31, 2014. New originations in this loan category totaled $2.4 million in 2014.

Construction.  Home Savings originates loans for the construction of multifamily properties, nonresidential real estate projects and to builders on a presold or speculative (unsold) basis.  Home Savings limits the number of outstanding loans to each residential builder on unsold homes under construction, both by dollar amount and number.  Construction loans for multifamily and nonresidential properties, as well as loans to builders, have LTV at origination of up to 75% based on estimated value at completion, with the value of the land included as part of the owner’s equity.

Construction loans involve greater underwriting and default risks than loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor.  Loan funds are advanced upon the security of the project under construction.  In the event a default on a construction loan occurs and foreclosure follows, Home Savings may take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

At December 31, 2014, Home Savings had approximately $16.1 million, or 1.4% of its total loans, invested in commercial construction loans.  Of these loans, approximately $1.1 million, or 2.0% were nonperforming.  New originations for commercial construction loans totaled $51.3 million in 2014.

Secured and Unsecured. Home Savings makes commercial loans to businesses in its primary market area, including traditional lines of credit, revolving lines of credit and term loans. The collateral coverage ratios for commercial loans depend upon the nature of the underlying collateral. Lines of credit and revolving credits generally are priced on a floating rate basis, which is tied to the prime interest rate or LIBOR. Term loans usually have adjustable rates, but can have fixed rates of interest, and have terms of one to five years.

The repayment of commercial loans typically is dependent on the cash flow stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans often consists of depreciating assets, which are generally matched to the amortization of the underlying loan.

At December 31, 2014, Home Savings had approximately $45.1 million invested in secured commercial loans. The majority of these loans are secured by inventory, accounts receivable, machinery, investment property, vehicles or other assets of the borrower. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, where applicable.

Nonperforming secured and unsecured commercial loans at December 31, 2014, amounted to $4.0 million, or 8.9% of total commercial loans. New originations of commercial loans totaled $35.7 million in 2014, all of which were secured.

Residential Mortgage Loans:

One-to Four-Family. Home Savings mainly originates conventional loans secured by first mortgages on one-to four-family residences primarily located within Home Savings’ market area.

Home Savings currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans (ARMs). Although Home Savings’ loan portfolio includes a significant amount of 30-year fixed-rate loans, a considerable portion of fixed rate loans are originated for sale. The interest rate adjustment periods on ARMs are typically one, three, five, seven or ten years. The maximum interest rate adjustment on most of the ARMs is 2.0% on any adjustment date and a total of 6.0% over the life of the loan. The interest rate adjustments on three-year, five-year and seven-year ARMs presently offered by Home Savings are indexed to the weekly average rate on the one-year U.S. Treasury securities. Rate adjustments are computed by adding a stated margin to the index.

FDIC regulations and Ohio law limit the amount that Home Savings may lend in relationship to the appraised value of the real estate and improvements that secure the loan at the time of loan origination. In accordance with such regulations, Home Savings is permitted to make loans up to 100% of the LTV. Home Savings typically requires private mortgage insurance on the portion of the principal amount of the loan that exceeds 80% of the appraised value or sales price of the property (whichever is less) securing the loan.

Under certain circumstances, Home Savings will offer loans with LTV’s exceeding 80% without private mortgage insurance. Customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit from Home Savings for up to 9% of the appraised value without having to purchase mortgage insurance. Home Savings also offers a first-time homebuyers product that permits an LTV of 97% without private mortgage insurance. Such loans involve a higher degree of risk because, in the event of a borrower default, the value of the underlying collateral may not satisfy the principal and interest outstanding on the loan. To reduce this risk, Home Savings underwrites all portfolio loans to Freddie Mac and Fannie Mae underwriting guidelines.

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

At December 31, 2014, Home Savings’ one-to four-family residential real estate loans held for investment totaled approximately $694.1 million, or 59.6% of total loans. At December 31, 2014, $6.8 million, or 1.0%, of Home Savings’ one-to four-family loans were nonperforming. New originations in this loan category totaled $195.5 million in 2014.

Construction.  Home Savings originates loans for the construction of one-to four-family residences.  These construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years.  During the construction phase, the borrower is required to pay interest only.  These loans have LTVs at origination of up to 95% with appropriate mortgage insurance.

At December 31, 2014, Home Savings had approximately $37.1 million, or 3.2% of its total loans, invested in one-to four-family residential construction loans.  All of these loans were performing according to the terms of their agreement as of December 31, 2014.

New originations for residential mortgage construction loans to owner-occupants totaled $156.2 million in 2014.  The level of new originations exceeded the outstanding balance of these loans as not all funds have been drawn on such loans as of December 31, 2014.

Consumer Loans:

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

Home Savings generally makes closed-end home equity loans in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where it sells the first mortgage or another lender holds the first mortgage. Home Savings also offers home equity loans with a line of credit feature. Home equity loans are made with either adjustable or fixed rates of interest. Fixed-rate home equity loans typically have terms of fifteen years. Rate adjustments on adjustable home equity loans are determined by adding a margin to the current prime interest rate for loans on residences of up to 90% LTV regardless of lien position. At December 31, 2014, approximately $154.8 million, or 85.6%, of Home Savings’ consumer loan portfolio consisted of home equity loans. Home Savings also makes consumer loans secured by a deposit or savings account for up to 100% of the principal balance of the account. These loans generally have adjustable rates, which adjust based on the weekly average yield on U.S. Treasury securities plus a margin.

For new automobiles, loans are originated for up to 110% of the MSRP value of the car with terms of up to 72 months. For used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A.) retail value of the car model and a term of up to 72 months. Most automobile loans are originated indirectly through approved auto dealerships. At December 31, 2014, automobile loans totaled $5.9 million, or 3.3% of Home Savings’ consumer loan portfolio.

At December 31, 2014, Home Savings had approximately $180.8 million, or 15.5% of its total loans, invested in consumer loans. Nonperforming consumer loans at December 31, 2014, amounted to $22.2 million, or 1.2% of such loans. New originations of consumer loans totaled $57.0 million in 2014.

Lending Process:

Loan Solicitation and Processing. The lending activities of Home Savings are subject to the written, non-discriminatory underwriting standards and loan origination procedures approved by Home Savings’ Board of Directors (Board). Loan originations generally are obtained from existing customers and members of the local community and from referrals by real estate brokers, lawyers, accountants, builders and current and former customers. Home Savings also advertises in the local print media, radio television, billboards and online.

Each of Home Savings’ 32 branches and nine loan production offices have loan personnel who can accept loan applications, which are then forwarded to Home Savings’ Credit Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report and verification of employment and analyzes the cash flows of the borrower and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by an approved independent fee appraiser. For all nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by a third party appraisal review firm engaged by Home Savings. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Generally, all commercial requests and consumer loan requests of $500,000 or more and residential mortgage loan requests over $800,000 up to and including $5.0 million require the approval of the Officers’ Loan Committee or the appropriate Officer’s Loan Committee member. All loans that would cause the aggregate lending relationship to be greater than $5.0 million require approval from both the Officers’ Loan Committee and the Board Loan Committee. Lending relationships of $15.0 million or greater must be approved by the full Board.

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

At December 31, 2014, Home Savings had $61.7 million of outstanding commitments to make mortgage loans with the intention to sell in the secondary market, as well as $107.8 million available to borrowers under consumer and commercial lines of credit and $41.7 million available in the OverdraftPrivilege™ program. At December 31, 2014, Home Savings had no undisbursed funds related to commercial loans in process and $87.2 million related to construction loans in process under existing contractual obligations.

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

Based on such limits, Home Savings could lend approximately $37.7 million to one borrower at December 31, 2014. The largest amount Home Savings had committed to one borrower at December 31, 2014, was $11.4 million spread across two loans, $10.4 million of which was outstanding at December 31, 2014. At December 31, 2014, these commercial real estate loans were performing in accordance with their terms.

Delinquent Loans, Nonperforming Assets and Classified Assets. The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

	At December 31,
	2014			2013
			Percent of net			Percent of net
	Number	Amount	loans	Number	Amount	loans
	(Dollars in thousands)
Loans delinquent for:
30-59 days	69	$3,343	0.29%	74	$2,518	0.24%
60-89 days	23	1,587	0.14%	37	1,084	0.11%
90 days or over	179	16,017	1.40%	242	20,233	1.97%
Total delinquent loans	271	$20,947	1.82%	353	$23,835	2.32%

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

Loans are placed on nonaccrual status when collection in full is considered by management to be in doubt. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent cash payments received, if any, generally are applied to principal unless the remaining recorded investment in the asset (i.e., after charge-off of identified losses, if any) is deemed to be fully collectable. In those cases, subsequent cash payments are applied to principal and interest income in accordance with the original terms of the note.

Home Savings does not extend additional credit to borrowers whose loans are classified — i.e., loans that exhibit a well-defined weakness such that management determines that the loan should be classified as substandard, doubtful or loss — without approval by the applicable loan committee.

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets by year at the dates indicated:

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans
Commercial Loans:
Multifamily and nonresidential	$5,874	$6,201	$19,092	$48,762	$50,821
Construction and land	1,582	3,580	13,513	38,246	45,647
Commercial and industrial	4,016	4,158	1,225	2,830	5,945
Total commercial loans	11,472	13,939	33,830	89,838	102,413
Residential mortgage loans:	6,816	6,356	5,437	26,637	27,417
Consumer Loans:	2,163	3,248	4,842	6,581	3,371
Total nonaccrual loans	20,451	23,543	44,109	123,056	133,201
Past due 90 days and still accruing	—	45	3,678	39	6,330
Total nonperforming loans	20,451	23,588	47,787	123,095	139,531
Real estate acquired through foreclosure and other repossessed assets	3,467	6,341	18,440	33,486	40,336
Total nonperforming assets	$23,918	$29,929	$66,227	$156,581	$179,867
Total impaired loans	$45,897	$48,181	$61,017	$153,567	$156,455
Nonperforming loans as a percent of loans, net	1.78%	2.29%	4.48%	8.92%	8.46%
Nonperforming assets as a percent of total assets	1.31%	1.72%	3.66%	7.71%	8.19%
Allowance for loan losses as a percent of nonperforming loans	86.48%	89.52%	44.22%	34.34%	36.47%
Allowance for loan losses as a percent of loans, net	1.52%	2.01%	1.94%	2.97%	2.99%

In 2014, net income did not include uncollected interest on nonperforming loans. During 2014, approximately $2.5 million in additional interest income would have been recorded had nonaccrual loans been accruing pursuant to contractual terms.

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

During 2014, Home Savings experienced a decline in impaired loans of $2.3 million. Home Savings recognized a decrease in nonperforming multifamily and nonresidential loans of approximately $327,000. Nonperforming construction and land loans decreased $2.0 million.

Real estate acquired in settlement of loans is classified separately on the balance sheet at estimated fair value less costs to sell as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in real estate owned and other repossessed asset expenses. At December 31, 2014, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $3.5 million and consisted primarily of $2.1 million in one-to four-family residential properties, $1.3 million secured by land and one-to four-family residential construction properties and $122,000 in recreational vehicles.

In addition to the classified loans identified above, other loans may be identified as having potential credit problems as a result of those loans being identified by our internal loan review function. These special mention loans, which have not exhibited the more severe weaknesses generally present in classified loans, amounted to $18.3 million, as of December 31, 2014, compared to $16.0 million at December 31, 2013.

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

Other loans not reviewed specifically by management are evaluated as a homogeneous group of loans (generally single-family residential mortgage loans and all consumer credit except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. The loss factor described consists of two components, a quantitative component and a qualitative component. In determining quantitative factors the Company uses a ratio based on one year of net charge-offs as it relates to outstanding loans in the base year.  This ratio is then aggregated for eight quarters to determine the quantitative factor.  The quantative factor is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balances of homogeneous loans.

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

The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	Year ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of period	$21,116	$21,130	$42,271	$50,883	$42,287
(Recovery) provision for loan losses	(1,271)	4,116	39,325	24,658	62,427
Charge-offs:
Commercial loans	(1,656)	(5,208)	(19,049)	(28,648)	(43,818)
Residential mortgage loans	(1,005)	(1,536)	(2,479)	(3,645)	(6,945)
Consumer loans	(1,578)	(1,883)	(2,740)	(3,446)	(4,316)
Total charge-offs	(4,239)	(8,627)	(24,268)	(35,739)	(55,079)
Recoveries:
Commercial loans	1,011	3,527	1,056	1,404	398
Residential mortgage loans	242	253	180	474	312
Consumer loans	828	717	724	591	538
Total recoveries	2,081	4,497	1,960	2,469	1,248
Net charge-offs from asset sale	—	—	(38,158)	—	—
Net charge-offs	(2,158)	(4,130)	(60,466)	(33,270)	(53,831)
Balance at end of year	$17,687	$21,116	$21,130	$42,271	$50,883
Ratio of net charge-offs to average net loans	(0.20)%	(0.40)%	(4.88)%	(2.17)%	(3.03)%

At December 31, 2014, the allowance for loan losses was 1.52% of total loans, net and 86.48% of total nonperforming loans.

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

	At December 31,
	2014		2013		2012		2011		2010
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)
Commercial loans	$5,690	21.71%	$6,984	21.54%	$9,156	25.40%	$29,427	34.63%	$36,980	37.37%
Residential mortgage loans	8,517	62.77%	9,830	60.42%	7,515	54.84%	8,268	48.58%	8,643	46.18%
Consumer loans	3,480	15.52%	4,302	18.04%	4,459	19.76%	4,576	16.79%	5,260	16.45%
Total	$17,687	100.00%	$21,116	100.00%	$21,130	100.00%	$42,271	100.00%	$50,883	100.00%

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

Home Savings Investment Activities. Federal laws and regulations as well as Ohio law permit Home Savings to invest in various types of marketable securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities and certain other specified investments. The Board has adopted an investment policy that authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Fannie Mae, Freddie Mac and Government National Mortgage Association (GNMA). Such securities comprised 100% of Home Savings’ $499.8 million investment securities portfolio at December 31, 2014. The investment policy also authorizes management to make investments in securities issued by private issuers, investment-grade municipal obligations, creditworthy, unrated securities issued by municipalities in which an office of Home Savings is located, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers’ acceptances, federal funds and money market funds. Home Savings’ investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity.

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

The following table presents the amortized cost, fair value and weighted average yield of securities at December 31, 2014 by maturity:

	At December 31, 2014
	No stated				After one year through
	maturity		One year or less		five years
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$—	0.00%	$—	0.00%	$—	0.00%
Mortgage-related securities-residential	—	0.00%	—	0.00%	6	1.51%
Other securities (a)	—	0.00%	—	0.00%	—	0.00%
Total securities	$—	0.00%	$—	0.00%	$6	1.51%

	At December 31, 2014
	Five years through		After
	ten years		ten years		Total
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$204,851	2.17%	$27,374	2.54%	$232,225	2.21%
Mortgage-related securities-residential	44,920	1.99%	229,278	2.60%	274,204	2.50%
Other securities (a)	—	0.00%	—	0.00%	—	0.00%
Total securities	$249,771	2.14%	$256,652	2.59%	$506,429	2.37%

(a)	Yield on equity securities only

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

Deposits. Deposits are attracted principally from within Home Savings’ primary market area through the offering of a selection of deposit instruments, including regular savings accounts, demand deposits, individual retirement accounts (IRAs), checking accounts, money market accounts and certificates of deposit. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are monitored periodically by management. The amount of deposits from outside Home Savings’ primary market area is not significant.

Brokered deposits represent funds, which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Home Savings had no brokered deposits at December 31, 2014 or 2013.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

	At December 31, 2014			For the Year Ended December 31, 2014
		Percent	Weighted		Percent	Weighted
		of total	average	Average	of average	average
	Amount	deposits	rate	balance	deposits	rate
	(Dollars in thousands)
Noninterest bearing demand	$187,965	13.94%	0.00%	$186,006	13.54%	0.00%
Checking and money market accounts	450,422	33.42%	0.20%	457,183	33.26%	0.18%
Savings accounts	274,149	20.34%	0.06%	275,027	20.01%	0.06%
Certificates of deposit	435,300	32.30%	1.22%	456,170	33.19%	1.19%
Total deposits	$1,347,836	100.00%	0.47%	$1,374,386	100.00%	0.47%

	For the Year Ended December 31, 2013			For the Year Ended December 31, 2012
		Percent	Weighted		Percent	Weighted
	Average	of total	average	Average	of average	average
	balance	deposits	rate	balance	deposits	rate
	(Dollars in thousands)
Noninterest bearing demand	$167,505	11.70%	0.00%	$160,424	10.47%	0.00%
Checking and money market accounts	470,266	32.84%	0.22%	468,446	30.57%	0.33%
Savings accounts	270,136	18.86%	0.09%	257,066	16.78%	0.13%
Certificates of deposit	524,177	36.60%	1.21%	646,432	42.18%	1.55%
Total deposits	$1,432,084	100.00%	0.53%	$1,532,368	100.00%	0.78%

The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2014:

		Over	Over
	Up to	1 year to	2 years to
Rate	one year	2 years	3 years	Thereafter	Total
	(Dollars in thousands)
2.00% or less	$149,551	$53,101	$38,976	$79,661	$321,289
2.01% to 4.00%	19,332	44,419	40,346	9,872	113,969
4.01% to 6.00%	42	—	—	—	42
6.00% and over	—	—	—	—	—
Total certificates of deposit	$168,925	$97,520	$79,322	$89,533	$435,300

At December 31, 2014, approximately $168.9 million of Home Savings’ certificates of deposit will mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $257.2 million, as of December 31, 2014, were available from the FHLB.

The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2014:

Maturity	Amount
(Dollars in thousands)
Three months or less	$14,364
Over 3 months to 6 months	7,900
Over 6 months to 12 months	15,496
Over 12 months	76,800
Total	$114,560

The following table presents the amount of Home Savings’ certificates of deposit of $250,000 or more by the time remaining until maturity at December 31, 2014:

Maturity	Amount
(Dollars in thousands)
Three months or less	$558
Over 3 months to 6 months	2,761
Over 6 months to 12 months	1,691
Over 12 months	11,716
Total	$16,726

The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	Year ended December 31,
	2014	2013
	(Dollars in thousands)
Beginning balance	$1,391,752	$1,462,074
Net decrease in other deposits	(50,290)	(77,947)
Net deposits before interest credited	1,341,462	1,384,127
Interest credited	6,374	7,625
Ending balance	1,347,836	1,391,752
Net decrease	$(43,916)	$(70,322)
Percent decrease	(3.16)%	(4.81)%

Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, it will be eligible for 100% of the advances available. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2014, Home Savings was in compliance with the QTL test. Home Savings may borrow up to an additional $257.2 million from the FHLB, and had $186.2 million in outstanding advances at December 31, 2014. None of the advances outstanding are callable.

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

EMPLOYEES

At December 31, 2014, Home Savings had 428 full-time equivalent employees.  Home Savings believes that relations with its employees are good. Home Savings makes available health, life and disability benefits and a 401(k) plan for its employees.

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

FRB regulations currently require savings associations to maintain certain reserves of net transaction accounts (primarily checking accounts). At December 31, 2014, Home Savings was in compliance with its reserve requirements.

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

The FRB has adopted risk-based capital guidelines for bank holding companies and the FDIC has adopted risk-based capital guidelines for state non-member banks.  Prior to January 1, 2015, the guidelines included a minimum for the ratio of total capital to risk-weighted assets of 8%, with at least half of the ratio composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (known as “Tier 1” risk-based capital).  The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3% for bank holding companies that meet certain criteria, including having the highest regulatory rating, and 4% for all other bank holding companies.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988.  In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”).  The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations.  Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  Community banking organizations, including Bancorp and the Bank, began transitioning to the new rules on January 1, 2015.  The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5 percent, (b) a Tier 1 capital ratio of at least 6.0 percent, rather than the former 4.0 percent, (c) a minimum total capital ratio that remains at 8.0 percent, and (d) a minimum leverage ratio of 4%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels).  The deductions phase in from 2015 through 2019.

Under the guidelines, capital is compared to the relative risk related to the balance sheet.  To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Some of the risk weightings have been changed effective January 1, 2015.

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.  The capital conservation buffer phases in starting on January 1, 2016, at .625%.

In addition to the capital adequacy requirements set forth above, every financial institution is classified into one of five categories based upon the institution’s capital ratios, the results of regulatory examinations of the institution and whether the institution is subject to enforcement agreements with its regulatory authorities.  The categories are “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”   A bank with a capital level that might qualify for well-capitalized or adequately-capitalized status may nevertheless be treated as though the bank is in the next lower capital category if the bank’s primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment.  A bank’s operations can be significantly affected by its capital classification under the prompt corrective action rules.  For example, a bank that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval.  At each successively lower capital category, an insured depository institution is subject to additional restrictions.  Undercapitalized banks are required to take specified actions to increase their capital or otherwise decrease the risk to the federal deposit insurance fund.  Bank regulatory agencies generally are required to appoint a receiver or conservator within 90 days after a bank becomes critically undercapitalized.

Effective January 1, 2015, in order to be “well-capitalized,” a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.

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

A reduction in the availability of credit, the lack of confidence in the financial sector, a decrease in consumer confidence, an increase in volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations. As a result of the challenges presented by economic conditions, the Company may face the following risks in connection with these events:

●

Inability of borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

●

Increased regulation of the financial services industry, including heightened legal standards and regulatory requirements or expectations. Compliance with such regulation will likely increase costs and may limit the Company’s ability to pursue business opportunities.

●

Disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

●

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

Increasing credit risks could adversely affect our results of operations.

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion. Among the provisions already implemented that have an effect on United Community are the following:

●	the Consumer Financial Protection Bureau (CFPB) has been formed, which has broad powers to adopt and enforce consumer protection regulations;
●	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated effective July 21, 2011;

●	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000, and non-interest bearing transaction accounts had unlimited insurance through December 31, 2012;
●	the assessment base for determining deposit insurance premiums has been expanded from domestic deposits to average assets minus average tangible equity; and
●	new capital regulations have been adopted.

Additional provisions that may have an effect on United Community include that new corporate governance requirements that will require other new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances.

Implementation of Dodd-Frank Act’s provisions have already increased compliance costs and the implementation of future provisions will likely increase both compliance costs and fees paid to regulators, along with possibly restricting the operations of United Community.  Future legislation or regulatory changes would likely have a similar effect.

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

Financial institutions are under continuous threat of loss due to cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. The most significant cyber–attack risks that we face are e-fraud, denial of service, and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Loss can occur as a result of negative customer experience in the event of a successful denial of service attack that disrupts availability of our on-line banking services. The attempts to breach sensitive customer data, such as account numbers and social security numbers, could present significant reputational, legal and/or regulatory costs to us if successful. The Company has security, backup and recovery systems in place and a comprehensive business continuity plan to ensure the systems will not be inoperable. The Company also has security in place to prevent unauthorized access to the systems. In addition, the Company has a cyber-liability insurance policy to protect against breaches of the Company and Vendor systems.  Third party service providers also are required to maintain similar controls. However, the Company cannot be certain the measures will be successful to prevent a security breach. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Security breaches also may increase reputational and legal risks, and the Company could experience an increase in expenses or losses resulting from such breaches.

Potential misuse of funds or information by the Bank’s employees or by third parties could result in damage to our customers for which we could be held liable, subject the Company to regulatory sanctions and otherwise adversely affect our financial condition and results of operations.

Our employees handle a significant amount of funds, as well as financial and personal information.  Although the Company has implemented systems to minimize the risk of fraudulent taking or misuse of funds or information, there can be no assurance that such systems will be adequate or that a taking or misuse of funds or information by employees, by third parties who have authorized access to funds or information, or by third parties who are able to access funds or information without authorization will never occur.  We could be held liable for such an event and could also be subject to regulatory sanctions.  We could also incur the expense of developing additional controls to prevent future such occurrences.  Although the Company has insurance to cover such potential losses, we cannot provide assurance that such insurance will be adequate to meet any liability.   In addition, any loss of trust or confidence placed in the Company by our clients could result in a loss of business, which could adversely affect our financial condition and results of operations.

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

The Company’s results of operations, financial condition or liquidity may be adversely impacted by potential losses in connection with actual or projected repurchases and indemnification payments related to mortgages sold into the secondary market.

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

Our success depends in large part on our ability to attract and retain key people. There are a limited number of qualified persons in our market area with the knowledge and experience required to successfully manage our business. The unexpected loss of services of other key personnel could have a material adverse impact on our business because of a loss of their skills, knowledge of our market and years of industry experience. If the Company is not able to promptly recruit qualified personnel, which the Company requires to conduct our operations, our business and our ability to successfully implement our strategic plan could be affected.

Volatility in the economy may negatively impact the fair value of our common shares.

The market price for our common shares has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future, including:

●	Announcements of developments related to our business;
●	Fluctuations in our results of operations;
●	Sales of substantial amounts of our securities into the marketplace;
●	General conditions in our markets or the worldwide economy;
●	A default by another large financial institution;
●	A shortfall in revenues or earnings compared to market expectations;
●	Our inability to pay dividends; and
●	Our announcement of other projects.

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

Our ability to pay cash dividends is subject to certain regulatory requirements.

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

U.S. tax laws applicable to Home Savings would cause a taxable recapture of accumulated bad debt reserves of up to $21.1 million to the extent that Home Savings makes a distribution to United Community while Home Savings does not have sufficient tax earnings and profits at the time of such distribution. The income tax liability resulting from such a distribution could be as great as $7.3 million. No deferred tax liability has been recorded for this potential recapture liability. For a further description, refer to Note 14 to our financial statements contained in our Form 10-K for the year ended December 31, 2014. Accordingly, until Home Savings restores its tax earnings and profits to an amount sufficient to avoid taxable bad debt reserve recapture upon distributions to United Community, we may be unwilling to approve a dividend from Home Savings to United Community even if Home Savings was otherwise permitted or able to make a dividend to United Community. As of December 31, 2014, the tax earnings and profits was approximately $2.9 million. Tax earnings and profits is generally increased by taxable income and tax-exempt income and decreased by income taxes payable and non-deductible expenses.

As a result, any payment of dividends in the future by United Community will be generally dependent on Home Savings’ earnings, capital requirements, financial condition and other factors.

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds.

The Dodd-Frank Act bars banking organizations such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its own account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Company, the Bank and all of their subsidiaries and affiliates.

Changes in the fair value of our investment securities may reduce stockholders’ equity and net income.

As of December 31, 2014, securities available for sale were $499.8 million and the net unrealized losses on those securities were $6.6 million. Stockholders’ equity is increased or decreased by the change in unrealized gain or loss on these securities, through accumulated other comprehensive income (loss) (AOCI). The unrealized gain or loss represents the difference between the estimated fair value and the amortized cost of the securities. A decline in the estimated fair value of the portfolio results in, but are not limited to, a decline in stockholders’ equity, book value per common share, and tangible book value per common share. Potential recovery of a debt security is dependent upon a number of factors as it approaches maturity, including, but not limited to, credit quality and market interest rates. Increases in market interest rates commonly result in declines in the fair value of debt securities. Equity securities have no stated maturity; therefore, declines in fair value may or may not be recovered over time and are subject to market and issuer fundamentals.

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

We continue to monitor the fair value of our securities portfolio as part of our ongoing other-than-temporary-impairment (OTTI) evaluation process. No assurance can be given that we will not need to recognize OTTI charges in the future. Additional OTTI charges may materially affect our financial condition and earnings. See Note 1 for a further discussion on OTTI.

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

Home Savings owns its corporate headquarters building located in Youngstown, Ohio. Of Home Savings’ 32 branch offices, 27 are owned and the remaining offices are leased. Loan origination offices are leased under long-term lease agreements. The information contained in Note 8 to the consolidated financial statements: Premises and Equipment is incorporated herein by reference.

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

There were 54,138,910 United Community common shares issued and 49,000,000 shares outstanding and held by approximately 9,500 record holders as of March 7, 2015. United Community’s common shares are traded on The Nasdaq Stock Market® under the symbol UCFC. Quarterly stock prices and dividends declared are shown in the following table.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
High	$4.11	$4.14	$4.87	$5.49
Low	3.35	3.19	3.85	4.57
Dividends declared and paid	—	—	0.01	0.01

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013
High	$3.88	$4.65	$5.00	$4.10
Low	3.05	3.78	3.78	3.45
Dividends declared and paid	—	—	—	—

The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended December 31, 2014:

Period		Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans		Maximum number of shares that may yet be purchased under the plan
October 1 through October 31, 2014		—	$—	—		542,404
November 1 through November 30, 2014		245,900	5.15	245,900	(1)	296,504
December 1 through December 31, 2014	(3)	203,715	5.19	182,200	(1)	2,614,304	(2)
Total		449,615	$5.17	428,100		2,614,304

(1)

The reported shares were repurchased pursuant to United Community’s publicly announced stock repurchase program, which was reinstated on May 19, 2014. Up to 1,477,804 shares were authorized to be purchased under the program. There was no expiration date for the program, however, during the fourth quarter 2014, the Company announced a new program.  See footnote 2 below.

(2)

United Community’s publicly announced stock repurchase program, which became effective December 29, 2014. Up to an additional 2,500,000 are authorized to be purchased under the program. There is no expiration date for the program.

(3)

United Community purchased 21,515 shares at an average share price of $5.14 per share.  These shares were purchased from employees that used shares to pay employment taxes during the period.  The purchase of these shares were not part of United Community’s share repurchase programs.

Performance Graph

The following graph compares the cumulative total return on United Community’s common shares since December 31, 2009, with the total return of an index of companies whose shares are traded on The Nasdaq Stock Market and an index of publicly traded thrift institutions and thrift holding companies. The graph assumes that $100 was invested in United Community shares on December 31, 2009.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
United Community Financial Corp.	100.00	92.41	87.59	199.31	246.21	371.94
NASDAQ Composite	100.00	118.15	117.22	138.02	193.47	222.16
SNL Thrift	100.00	104.49	87.90	106.91	137.20	147.56

Item 6.	Selected Financial Data

Selected financial condition data:

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Total assets	$1,833,550	$1,737,850	$1,808,365	$2,030,687	$2,197,298
Cash and cash equivalents	32,980	77,331	42,613	54,136	37,107
Securities:
Available for sale, at fair value	499,790	511,006	574,562	459,598	362,042
Loans held for sale	20,730	4,838	13,031	12,727	10,870
Loans, net	1,148,093	1,029,192	1,066,240	1,379,276	1,649,486
Federal Home Loan Bank stock, at cost	18,068	26,464	26,464	26,464	26,464
Cash surrender value of life insurance	46,401	44,972	28,881	28,354	27,303
Deposits	1,347,836	1,391,752	1,462,074	1,588,497	1,689,781
Borrowed funds	216,752	140,578	140,598	218,773	300,615
Total shareholders’ equity	240,135	175,074	170,760	188,745	176,055

Summary of earnings:

	Year ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Interest income	$63,244	$64,744	$78,444	$96,387	$110,748
Interest expense	11,825	13,413	18,006	31,212	39,387
Net interest income	51,419	51,331	60,438	65,175	71,361
Provision for loan losses	(1,271)	4,116	39,325	24,658	62,427
Net interest income after provision for loan losses	52,690	47,215	21,113	40,517	8,934
Non-interest income	13,741	19,749	22,731	23,225	21,893
Non-interest expenses	55,960	56,737	65,169	63,512	68,331
Income (loss) before taxes	10,471	10,227	(21,325)	230	(37,504)
Income tax expense (benefit)	(39,735)	200	(888)	—	(231)
Net income (loss)	50,206	10,027	(20,437)	230	(37,273)
Amortization of discount on preferred stock	—	(6,751)	—	—	—
Earnings (loss) available to common shareholders	$50,206	$3,276	$(20,437)	$230	$(37,273)

Selected financial ratios and other data:

	At or for the year ended December 31,
	2014	2013	2012	2011	2010
Performance ratios:
Return on average assets (1)	2.82%	0.56%	(1.06)%	0.01%	(1.62)%
Return on average equity (2)	23.30%	5.32%	(10.71)%	0.13%	(17.28)%
Interest rate spread (3)	2.93%	2.88%	3.14%	3.07%	3.06%
Net interest margin (4)	3.10%	3.04%	3.31%	3.28%	3.30%
Noninterest expense to average assets	3.14%	3.16%	3.33%	3.00%	2.97%
Efficiency ratio (5)	80.11%	80.15%	79.28%	77.41%	76.37%
Average interest-earning assets to average interest-bearing liabilities	122.83%	119.98%	117.18%	113.20%	112.68%
Capital ratios:
Average equity to average assets	12.10%	10.51%	9.89%	8.69%	9.38%
Equity to assets, end of period	13.10%	10.07%	9.44%	9.29%	8.01%
Tier 1 leverage ratio	12.11%	10.50%	8.70%	8.61%	7.84%
Tier 1 risk-based capital ratio	19.87%	18.50%	14.95%	13.30%	11.26%
Total risk-based capital ratio	21.13%	19.76%	16.21%	14.57%	12.54%
Asset quality ratios:
Nonperforming loans to net loans at end of period (6)	1.78%	2.29%	4.48%	8.92%	8.46%
Nonperforming assets to average assets (7)	1.34%	1.67%	3.42%	7.40%	7.82%
Nonperforming assets to total assets at end of period	1.30%	1.72%	3.66%	7.71%	8.19%
Allowance for loan losses as a percent of loans	1.52%	2.01%	1.94%	2.97%	2.99%
Allowance for loan losses as a percent of nonperforming loans (6)	86.48%	89.52%	44.22%	34.34%	36.47%
Texas ratio (8)	9.28%	15.27%	34.56%	67.88%	79.43%
Total classified assets as a percent of Tier 1 Capital	18.64%	31.83%	48.76%	123.99%	124.52%
Total classified loans as a percent of Tier 1 Capital and ALLL	15.79%	25.58%	32.95%	99.39%	96.81%
Total classified assets as a percent of Tier 1 Capital and ALLL	17.25%	28.62%	43.09%	114.48%	114.45%
Net chargeoffs as a percent of average loans	0.20%	0.40%	4.88%	2.17%	3.03%
Total 90+ days past due as a percent of net loans	1.40%	1.97%	3.94%	7.60%	7.51%
Per share data:
Basic earnings (loss) per common share (9)	$1.00	$0.07	$(0.62)	$0.01	$(1.22)
Diluted earnings (loss) per common share (9)	1.00	0.07	0.62	0.01	(1.22)
Book value per common share (10)	4.88	3.48	5.17	5.79	5.69
Tangible book value per common share (11)	4.88	3.47	5.16	5.78	5.67
Cash dividend per common share	0.02	—	—	—	—
Dividend payout ratio (12)	2.00%	n/a	n/a	n/a	n/a

Notes:

1.	Net income divided by average total assets
2.	Net income divided by average total equity
3.	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities
4.	Net interest income as a percent of average interest-earning assets
5.

Noninterest expense, excluding the amortization of the core deposit intangible and prepayment penalty, divided by the sum of net interest income and noninterest income, excluding gains and losses on securitie and gains and losses on foreclosed assets

6.	Nonperforming loans consist of nonaccrual loans and loans past due ninety days and still accruing
7.	Nonperforming assets consist of nonperforming loans, real estate owned and other repossessed assets
8.	Nonperforming assets divided by the sum of tangible common equity and the allowance for loan losses
9.	Net income divided by the number of basic or diluted shares outstanding
10.	Shareholders’ equity divided by number of shares outstanding
11.	Shareholders’ equity minus core deposit intangible divided by number of shares outstanding
12.	Historical per share dividends declared and paid for the year divided by the diluted earnings per share for that year

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

Overview

Total assets increased 5.5% to $1.8 billion at December 31, 2014. Contributing to the change were increases in net loans, loans held for sale and other assets. These changes were offset by decreases in cash and cash equivalents, available for sale securities, Federal Home Loan Bank stock and real estate owned and other repossessed assets. Total liabilities increased 2.0% to $1.6 billion at December 31, 2014. This change was primarily the result of increased overnight advances from the Federal Home Loan Bank which were used to fund balance sheet growth and to prepay repurchase agreements.  This increase was offset by lower deposits, primarily certificate of deposit balances.

The Company recognized net income of $50.2 million for the year ended December 31, 2014, compared to net income of $10.0 million in 2013.  Materially impacting 2014 net income was the reversal of the valuation allowance on net deferred tax assets, which provided an income tax benefit of $39.7 million.

Changes in Financial Condition

Total assets increased $95.7 million, or 5.5%, from $1.7 billion at December 31, 2013 to $1.8 billion at December 31, 2014. The net change in assets consisted primarily of increases in net loans of $118.9 million, loans held for sale of $15.9 million and other assets of $26.2 million offset by decreases in cash and cash equivalents of $44.4 million, available for sale securities of $11.2 million, Federal Home Loan Bank stock of $8.4 million and real estate owned and other repossessed assets of $2.9 million. Total liabilities increased $30.6 million, or 2.0%, as a result of increases of $136.2 million in Federal Home Loan Bank advances and $17.4 million in noninterest-bearing deposits, which were offset by a $60.0 million decrease in repurchase agreements and a $61.3 million decrease in interest-bearing deposits.

Funds not currently utilized for general corporate purposes are invested in overnight funds and securities. Cash and cash equivalents decreased $44.4 million, or 57.4%, to $33.0 million at December 31, 2014, compared to $77.3 million at December 31, 2013. Cash and cash equivalents decreased in 2014 as a result of funding increased loan growth during the period.

The decrease in available for sale securities in 2014 was the result of maturities, paydowns and amortization of securities totaling $27.9 million and sales of $14.2 million, offset by a positive market value adjustment of $33.8 million during 2014. The balance of the unrealized loss position at December 31, 2014 was $6.6 million, pretax. The unrealized loss position is primarily driven by market conditions. To that end, the Company expects to receive all principal and interest payments contractually due and has no intent to sell and more than likely will not be required to sell these securities until maturity. All of the securities are Government Sposored Entities (GSE) issued debt or mortgage-backed securities and carry the same rating as the U.S. Government.

The duration of the securities portfolio was approximately 5.7 years at December 31, 2014. There is risk that longer term rates could rise, resulting in greater unrealized losses. It is also possible, however, that longer term rates could fall, resulting in the recovery of all of the unrealized losses. Management continues to allow the portfolio to decline in the normal course. In addition, the Company may look for opportunities to sell securities to continue to reduce the portfolio and/or change the duration characteristics of the portfolio.

Loans held for sale were $20.7 million at December 31, 2014, compared to $4.8 million at December 31, 2013. The change was primarily attributable to the initiation of a program of originating residential construction loans with the intent of selling the loan into the secondary market after the construction phase is completed.  During the construction phase, the loans are hedged with forward sales of mortgage-backed securities.  Recognizing the timing of the hedge and the completion of the construction phase can be mismatched, Home Savings recognized $1.4 million in expense related to the close-out of hedge position ties to the construction loans originated for sale.  At the time of completion of the construction phase and the sale of the loan into the secondary market, a recovery of this hedge cost is anticipated.

Net loans increased 11.6% to $1.1 billion at December 31, 2014, compared to $1.0 billion at December 31, 2013. Commercial loans increased $26.9 million and residential mortgage loans increased $97.3 million. These increases were partially offset by a decline in consumer loans of $8.5 million. The primary reason for the increase is the continued focus in growing the commercial loan portfolio.  See Note 4 to the consolidated financial statements for additional information regarding the composition of net loans.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for probable loan losses charged to expense. The allowance for loan losses was $17.7 million at December 31, 2014, a decline from $21.1 million at December 31, 2013. The allowance for loan losses as a percentage of loans was 1.52% at December 31, 2014, compared to 2.01% at December 31, 2013. The allowance for loan losses as a percentage of nonperforming loans was 86.48% at December 31, 2014, compared to 89.52% at December 31, 2013. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for probable loan losses is designed to account for credit deterioration as it occurs. The provision for probable loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

During 2014, the Company recorded a negative loan loss provision of $1.3 million. The negative provision of $1.3 million associated with commercial loans was impacted by the payoff of a nonresidential commercial real estate loan aggregating $7.7 million, which resulted in a release of approximately $748,000 in reserves. In addition, a negative provision of $550,000 associated with residential mortgage loans is a result of a realignment of residential mortgage construction loan factors to be consistent with those of permanent mortgage loans. These construction loans will convert to permanent loan status upon completion of the construction phase.

During 2014, chargeoffs exceeded provision expense primarily as a result of reserves for loans charged off being established in a prior period.  Home Savings also made a change in loan loss factors associated with residential mortgage construction loans. When construction is complete the loan will convert to a residential mortgage loan. Accordingly, the loan loss factors applied to these construction loans are being aligned with residential mortgage loans. As the level of problem assets has decreased over time, the level of reserves required has declined as well. The historical loss rates have improved and the Company has experienced a lower rate of charge-offs in all loan categories.

Impaired Loans. A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $45.9 million at December 31, 2014 as compared to $48.2 million at December 31, 2013.  The decrease in impaired loans can be largely attributed to the resolution of loans through principal payments, charge-offs, sale of the loan or collateral or by Home Savings taking possession of the collateral.

Included in impaired loans are certain loans Home Savings considers to be troubled debt restructurings (TDR). A loan is considered a TDR if Home Savings grants a concession to the debtor that it would otherwise not consider. The concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. Total TDR loans aggregated $31.2 million at December 31, 2014, compared to $31.5 million in the prior year.

Once a restructured loan has fallen into nonaccrual status, the restructured loan will remain on nonaccrual status for a period of at least six months until the borrower has demonstrated a willingness and ability to make the restructured loan payments. TDR loans that were on nonaccrual status aggregated $3.5 million and $4.9 million at December 31, 2014 and December 31, 2013, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $24.7 million and $26.6 million at December 31, 2014 and December 31, 2013, respectively.

Nonperforming Loans. Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $20.5 million, or 1.78% of net loans, at December 31, 2014, compared to $23.6 million, or 2.29% of net loans, at December 31, 2013.

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

Federal Home Loan Bank Stock.  Federal Home Loan Bank (FHLB) stock decreased to $18.1 million at December 31, 2014 compared to $26.5 million at December 31, 2013. During the first quarter of 2014, the FHLB redeemed 83,962 shares, having a historical cost of $8.4 million (or $100 per share). Home Savings received cash for the redemption. There was no gain or loss recognized on the redemption. Also during 2014, the FHLB paid a cash dividend of $859,000 in lieu of stock dividends to its member banks.

Real Estate Owned and Other Repossessed Assets.  Real estate owned and other repossessed assets decreased $2.9 million or 45.3% during the year ended December 31, 2014, as compared to the year ended December 31, 2013. Property acquired in the settlement of loans is recorded at the lower of the loan’s acquisition balance less cost to sell or the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to properly reflect the asset at fair value.

Bank Owned Life Insurance.  Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. Home Savings recognized $1.4 million and $1.1 million, as other non-interest income based on the change in cash value of the policies in the twelve months ended December 31, 2014 and 2013, respectively.

Other Assets.  Other assets increased $26.2 million, largely due to a reversal of the valuation allowance previously established on the Company’s net deferred tax assets. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. When determining the amount of net deferred tax assets that are more likely than not to be realized, United Community conducts a regular assessment of all available evidence, both positive and negative. This evidence includes, but is not limited to, taxable income in prior periods, projected future income, projected future reversals of deferred tax items and the future effects of enacted tax law changes. Based on these criteria, including projected usage of its net operating loss (NOL) carryforward, United Community determined that it was necessary to continue to maintain a full valuation allowance against the deferred tax asset at December 31, 2013.

As of December 31, 2014, the net deferred tax asset (DTA) was $28.1 million, and as of December 31, 2013, the net DTA (prior to any valuation allowance) was $42.8 million.

As of December 31, 2014, the Company had reversed $42.8 million of the valuation allowance on its net DTA. Included in the reversal was $4.1 million due to current year-to-date operating income; the remaining $38.7 million is due to management’s reassessment and judgment regarding the ability to realize deferred tax assets in future years. The realization of a DTA is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. “More likely than not” is defined as the DTA being more than 50% likely of being realized. All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of the DTA, both positive and negative, that could be objectively verified.

Positive evidence considered included (1) the Company’s recent history of quarterly pre-tax earnings (with the most recent quarterly loss being recorded for the quarter ended September 30, 2012 due to a bulk sale of troubled assets), (2) expectations for sustained and continued profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits, (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods, (4) resolution of an executive search focused on a key management position, (5) evaluation of core earnings, (6) adequacy of capital to fund balance sheet and future growth, and (7) successful cost-saving initiatives realized during the year.

Negative evidence considered was (1) the uncertainty about the potential impact on future earnings from nonperforming assets and (2) a pre-tax loss reported by the Company during one quarterly period over the previous twelve quarters. As the number of consecutive periods of profitability increased, and the level of profits are indicative of on-going results, the weight of cumulative losses as negative evidence decreased. A reduction in the weight given to such losses is further validated given that the source of the losses was due to an elevated level of problem assets and related credit costs, which have since been significantly reduced due to the bulk asset sale in 2012 and as evidenced by the improvements in the Company’s asset quality metrics.

After weighing both the positive and negative evidence, management determined that a full valuation allowance on the net DTA was no longer warranted as of June 30, 2014. For a more detailed discussion of the Company’s tax calculation, see Note 14 to the consolidated financial statements.

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

Total Deposits.  Total deposits decreased $43.9 million to $1.3 billion at December 31, 2014, compared to $1.4 billion at December 31, 2013. The primary cause for the decrease in deposits was due to declines in certificates of deposit. Nevertheless, as certificates of deposit matured, the Company was able to retain a portion of these deposits in other interest-bearing non-time deposit accounts at substantially lower rates. As of December 31, 2014, Home Savings had no brokered deposits.

Funds needed in excess of deposit growth are borrowed in the normal course of business if necessary. Home Savings has an established credit relationship with the FHLB of Cincinnati under which Home Savings could borrow up to an additional $257.2 million as of December 31, 2014. These borrowings are collateralized by residential mortgage loans.  Of the total borrowing capacity at the FHLB, Home Savings had outstanding term advances of $46.2 million with an effective rate of 2.05% and overnight advances of $140.0 million with a rate of 0.14% at December 31, 2014.

On November 18, 2014, Home Savings modified the $50.0 million fixed-rate term advance with the FHLB.  The modification was completed in order to reduce the Company’s funding cost.  The modification reduced the weighted average interest rate paid on the debt from 4.20% fixed rate to 0.49% floating rate at December 31, 2014, and extended the weighted average maturity from 2.0 years to 5.0 years.  A $3.9 million prepayment penalty was paid by Home Savings as part of the modification, which was deferred and will be amortized on a level yield method over the five-year remaining term of the modified borrowing.  The effective rate on the modified borrowing is 2.05%, including the impact of the prepayment penalty amortization.

Repurchase Agreements and Other Borrowings. Repurchase agreements and other borrowings decreased from $90.6 million at December 31, 2013 to $30.6 million at December 31, 2014.  At the end of September 2014, Home Savings prepaid one $30.0 million tranche of the Company’s repurchase agreements and, as a result, incurred a $1.4 million prepayment charge.  At the end of December 2014, Home Savings prepaid a second $30.0 million tranche of the Company’s repurchase agreements and, as a result, incurred a $2.0 million prepayment charge.  Like the FHLB term advance modification discussed above, these debt prepayment actions were completed in order to reduce the Company’s funding costs.

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $54.7 million at December 31, 2014 and $121.2 million at December 31, 2013. Securities sold under agreements to repurchase are typically held by the brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to United Community.

Accrued Interest Payable.  Accrued interest payable decreased during 2014 as a result of a net decrease in deposits and borrowings mentioned above.

Other Liabilities. Home Savings receives requests for reimbursements from both Freddie Mac and Fannie Mae to make them whole on loans sold to them in the secondary market. These loans were originated by Home Savings in the normal course, but such loans have certain defined weaknesses such that a settlement to the investor is required. For the twelve months ended December 31, 2014, Home Savings recognized a recovery on such expenses of $374,000 associated with these repurchases as a reduction to the reserve. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $554,000 at December 31, 2014. Management believes this reserve is adequate given the historical losses incurred to date and the probability that future losses may occur.

Shareholders’ Equity.  Shareholders’ equity increased $65.1 million to $240.1 million at December 31, 2014, from $175.1 million at December 31, 2013. The change occurred as a result of net income for the period, including the tax benefit recognized on the reversal of the valuation allowance on net deferred tax assets, along with positive adjustments to other comprehensive income for the recovery of value of available for sale securities during the period, offset by the payment of a quarterly dividend in the third and fourth quarters of 2014.

Accumulated other comprehensive income improved $21.7 million from December 31, 2013 to December 31, 2014. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities included in other comprehensive income have not been recognized in income at December 31, 2014 and December 31, 2013 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell (and it is likely that management will not be required to sell) the securities prior to their anticipated recovery, and the decline in fair value is largely due to the rise in longer-term interest rates in 2013 and 2014. The fair value is expected to recover as the investments approach maturity.

In July 2013, United Community’s primary federal regulator, the FRB, and Home Savings’ federal regulator, the FDIC, along with other regulatory agencies, published final rules (the Basel III Capital Rules) that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

The final rule becomes effective for Home Savings on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements, effective January 1, 2015.  The implemenation of Basel III is not expected to have a material impact on capital ratios.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings and consequently Home Savings’ ability to meet its future capital requirements.

Book value per common share as of December 31, 2014 was $4.88 as compared to $3.48 per common share as of December 31, 2013. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as mentioned above.

Comparison of Operating Results for the Years Ended December 31, 2014 and December 31, 2013

Net Income. United Community recognized net income for the twelve months ended December 31, 2014, of $50.2 million, or $1.00 per diluted common share, compared to net income of $10.0 million, before amortization of the discount on preferred stock for the twelve months ended December 31, 2013. As part of the capital raise in 2013, United Community issued preferred stock that was later converted to common stock. No dividend was declared or paid on the preferred stock. However, because the preferred stock was issued at a price below the then market price of our common stock, the difference is deemed a non-cash dividend under U.S. Generally Accepted Accounting Principles and is deducted in the calculation of net income available to common shareholders. Therefore, net income available to common shareholders as of December 31, 2013 was $3.3 million, or $0.07 per diluted share.

The significant increase in earnings for 2014 was primarily a result of the reversal of the valuation allowance on net deferred tax assets, which provided an income tax benefit of $39.7 million. In addition, the Company recorded a negative loan loss provision of $1.3 million, compared to provision for loan losses of $4.1 million for 2013.

Net interest income for 2014 increased $88,000. The provision for loan losses decreased $5.4 million during the same period. Additionally, non-interest income decreased $6.0 million and noninterest expense decreased $777,000. United Community’s annualized return on average assets and return on average equity were 2.82% and 23.30%, respectively, for the twelve months ended December 31, 2014. The annualized return on average assets and return on average equity for the comparable period in 2013 were 0.56% and 5.32%, respectively.

Net Interest Income. Net interest income for the twelve months ended December 31, 2014 and December 31, 2013 was $51.4 million and $51.3 million, respectively.

Total interest income decreased $1.5 million in 2014 compared to 2013, primarily as a result of a decrease of $52.6 million in the average balance of available for sale securities. United Community also experienced a decrease in the yield on net loans of 31 basis points.

Total interest expense decreased $1.6 million for the twelve months ended December 31, 2014, as compared to the same period last year. The change was due primarily to reductions of $1.2 million in interest paid on deposits. The overall decrease in deposit interest expense was attributable to a shift in deposit balances from certificates of deposit to relatively less expensive non-time deposits. Between December 31, 2013, and December 31, 2014, the average outstanding balance of certificates of deposit declined by $68.0 million, while savings deposits increased by $4.9 million. Also contributing to the decrease in interest expense was a reduction of 142 basis points in the cost of Federal Home Loan Bank advances due to the modification discussed above. Additionally the impact of the prepayment of repurchase agreements caused that expense to decline $316,000, year over year.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized negative loan loss provision of $1.3 million in 2014, compared to a $4.1 million expense in 2013. During the second quarter of 2014, a nonresidential commercial real estate loan aggregating $7.7 million paid off, causing a reduction in the loan loss provision of $748,000. Furthermore, the provision was reduced by $968,000 due to the realignment of loan loss factors assigned to residential mortgage construction loans to parallel the factors of residential mortgage loans. In addition, a $382,000 specific reserve was established in 2013 on another commercial relationship to adjust the net book value to the anticipated resolution balance.  This was not a recurring expense in 2014.

During 2014, chargeoffs exceeded provision expense primarily as a result of reserves for loans charged off being established in a prior period.  Home Savings also made a change in loan loss factors associated with residential mortgage construction loans. When construction is complete the loan will convert to a residential mortgage loan. Accordingly, the loan loss factors applied to these construction loans are being aligned with residential mortgage loans. As the level of problem assets has decreased over time, the level of reserves required has declined as well. The historical loss rates have improved and the Company has experienced a lower rate of charge-offs in all loan categories.

Noninterest Income. Noninterest income decreased in 2014 to $13.7 million, as compared to $19.7 million in 2013. Lower gains on the sale of securities accounted for some of the change. During 2014, $444,000 in gains on the sale of available for sale securities were recognized as compared to $2.6 million during 2013. Additionally, Home Savings recognized lower mortgage banking income due to a $68.1 million reduction in mortgage originations sold, which resulted in a $3.2 million decline in mortgage banking income. Also affecting the comparison, other income declined and was the result of lower net rental income received on real estate owned and lower debit card fees earned in the current period, compared to the same period last year. Also, Home Savings recognized a recovery of $628,000 on interest rate caps in 2013.  A similar recovery did not reoccur in 2014.  The reduction in noninterest income was partially offset by Home Savings incurring fewer losses on the valuation and disposition of real estate owned and other repossessed assets in 2014 as compared to 2013.

Noninterest Expense. Noninterest expense was $56.0 million in 2014, compared to $56.7 million in 2013, a difference of $777,000. In 2014, noninterest expenses decreased primarily because of lower other expenses incurred of $1.7 million, reduced FDIC premiums of $1.1 million and lowered franchise/financial institutions tax expenses of $772,000.   Also contributing to the decline were fewer costs associated with real estate owned and other repossessed assets of $819,000.

Other non-intrest expenses decreased because of lower expenses associated with Home Savings’ repurchases of loans sold to investors in the secondary market.  For the twelve months ended December 31, 2014, Home Savings recognized a recovery on such expenses of $374,000 associated with these repurchases.  For the twelve months ended December 31, 2013, Home Savings recognized expenses of $2.0 million.

Reduced FDIC premiums are the result of the termination of all regulatory orders under which the Bank had been operating. The lower franchise/financial institutions tax is the result of a change in Ohio tax law.

After Home Savings takes possession of property in satisfaction of nonperforming loans, all of the repairs, routine maintenance, utilities and real estate taxes associated with such loans are expensed as incurred in order to maintain the properties in saleable condition. Expenses to maintain other real estate owned have continued to decline through 2014 because of the decrease in the number of properties owned by Home Savings. These expenses totaled $631,000 in 2014, as compared to $1.5 million in 2013.

The decline in noninterest expense was offset partially by a $3.4 million prepayment charge incurred on the early termination of repurchase agreements mentioned above.

Federal Income Taxes. During the twelve months ended December 31, 2014, the Company recognized a tax benefit of $39.7 million on pre-tax income of $10.5 million, compared to tax expense of $200,000 on pre-tax income of $10.2 million for the twelve months ended December 31, 2013. The primary reason for the variance was the reversal of substantially all of the Company’s deferred tax asset valuation allowance in the quarter ended June 30, 2014. As of December 31, 2014, the net DTA was $28.1 million, and as of December 31, 2013, the net DTA (prior to any valuation allowance) was $42.8 million. Management maintained a valuation allowance against the net deferred tax assets at December 31, 2013 based on consideration of, but not limited to, its cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards.

As of December 31, 2014, the Company had reversed $42.8 million of the valuation allowance on its net DTA. $4.1 million of the reversal is due to current year-to-date operating income; the remaining $38.7 million is due to management’s reassessment and judgment regarding the ability to realize deferred tax assets in future years. The realization of a DTA is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. “More likely than not” is defined as the DTA being more than 50% likely of being realized. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of the DTA both positive and negative that could be objectively verified.

Positive evidence considered included (1) the Company’s recent history of quarterly pre-tax earnings (ten out of the last eleven quarters with the most recent quarterly loss being recorded for the quarter ended September 30, 2012 due to a bulk sale of troubled assets), (2) expectations for sustained and continued profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits, (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods, (4) resolution of an executive search focused on a key management position, (5) evaluation of core earnings, (6) adequacy of capital to fund balance sheet and future growth, and (7) successful cost-saving initiatives realized during the period.

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

After weighing both the positive and negative evidence, management determined that a valuation allowance on the net DTA was no longer warranted as of June 30, 2014. For a more detailed discussion of the Company’s tax calculation, see Note 14 to the consolidated financial statements.

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

The reversal of the valuation allowance results in an effective tax rate of zero, excluding the discrete benefit recorded in the second quarter of 2014. The effective tax rate for 2015 is expected to more closely reflect marginal tax rates.

Comparison of Operating Results for the Years Ended December 31, 2013 and December 31, 2012

Net Income. United Community recognized net income for the twelve months ended December 31, 2013 of $10.0 million before amortization of the discount on preferred stock. As part of the capital raise, United Community issued preferred stock that was later converted to common stock. No dividend was declared or paid on the preferred stock. However, because the preferred stock was issued at a price below the then market price of our common stock, the difference is deemed a non-cash dividend under U.S. Generally Accepted Accounting Principles and was deducted in the calculation of net income available to common shareholders. Therefore, net income available to common shareholders as of December 31, 2013 was $3.3 million. United Community recognized a net loss of $(20.4) million for the twelve months ended December 31, 2012. Included in the net loss for the twelve months ended December 31, 2012 was the loss associated with the bulk asset sale, discussed below. Net interest income for the period decreased $9.1 million. The provision for loan losses decreased $35.2 million during the same period. Additionally, non-interest income and noninterest expense decreased $3.0 million and $8.4 million, respectively. United Community’s annualized return on average assets and return on average equity were 0.56% and 5.32%, respectively, for the twelve months ended December 31, 2013. The annualized return on average assets and return on average equity for the comparable period in 2012 were (1.06)% and (10.71)%, respectively.

Net Interest Income. Net interest income for the twelve months ended December 31, 2013 and December 31, 2012 was $51.3 million and $60.4 million, respectively.

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

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The provision for loan losses decreased to $4.1 million in 2013, compared to $39.3 million in 2012. This $35.2 million decrease in the provision for loan losses was primarily a result of the bulk asset sale that was completed on September 21, 2012. As a result of the sale, an additional provision of $30.2 million was required in September 2012. This was the result of loans charged-off in excess of reserves on loans included in the sale. Additionally, the resolution of one commercial loan relationship in the second quarter of 2012, consisting of eight loans, which represented the Company’s largest classified loan relationship at that time, included a charge-off of $5.9 million as a part of this resolution. In addition, the Company recognized a recovery of $1.9 million in the third quarter of 2013 as a result of the sale of one nonperforming loan, offset by the downgrade of one commercial relationship in the same period resulting in a provision of $1.4 million.

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

Noninterest Expense. Noninterest expense was $56.7 million in 2013, compared to $65.2 million in 2012. During 2013, salaries and employee benefits decreased because of the recognition of expenses associated with a restricted stock grant that occurred in the first quarter of 2012. A similar award was not granted in 2013. Deposit insurance premiums were lower in 2013 due to the Bank being able to avail itself of more favorable insurance rates and a lower average asset base used in the calculation of insurance premiums. Professional fees were $2.4 million lower during the twelve months ended December 31, 2013 as compared to the same period last year. The improvement in asset quality has reduced the need to engage legal and other consultants to assist in the resolution of problem assets. Lastly, prepayment penalties incurred on the early payoff of FHLB advances in 2012 were not a recurring expenditure in 2013.

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

Federal Income Taxes. A $200,000 income tax expense was recognized for 2013 as a result of incurring a tax liability for alternative minimum tax (AMT) and recording a valuation allowance on the resulting AMT credit carryforward. Whereas the Company was able to apply regular operating loss carryforwards to its entire current year taxable income, the deduction for net operating loss carryforwards for AMT is limited to 90% of alternative minimum taxable income. The remaining AMT tax liability is assessed at a rate of 20%. For the twelve months ended December 31, 2012, the Company recognized a net loss and had unrealized gains on available for sale securities recorded in other comprehensive income for the period ending December 31, 2012, as well as a pretax operating loss. As a result, a tax benefit of $888,000 was recognized in 2012 that was equal to the 2012 year to date change in other comprehensive income multiplied by the Company’s statutory tax rate of 35%.

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

Accounting for income taxes involves the valuation of deferred tax assets and liabilities primarily associated with net operating loss carryforwards and differences in the timing of the recognition of revenues and expenses for financial reporting and tax purposes.  At December 31, 2014, the Company had gross deferred tax assets of $37.0 million, gross deferred tax liabilities of $8.8 million and a valuation allowance of $0. This compares to gross deferred tax assets of $52.3 million, gross deferred tax liabilities of $10.1 million and a valuation allowance of $42.8 million at December 31, 2013.  The Company is required to assess whether a valuation allowance should be established against our deferred tax assets based on the consideration of all available evidence using a “more likely than not” standard. In 2010, the Company first established a valuation allowance against substantially all of the net deferred tax assets due to a number of factors.

Positive evidence considered included (1) the Company’s recent history of quarterly pre-tax earnings (with the most recent quarterly loss being recorded for the quarter ended September 30, 2012 due to a bulk sale of troubled assets), (2) expectations for sustained and continued profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits, (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods, (4) resolution of an executive search focused on a key management position, (5) evaluation of core earnings, (6) adequacy of capital to fund balance sheet and future growth, and (7) cost-saving initiatives realized during the year.

Negative evidence considered was (1) the uncertainty about the potential impact on future earnings from nonperforming assets along with (2) a pre-tax loss reported by the Company during one quarterly period over the previous twelve quarters. As the number of consecutive periods of profitability increased and the level of profits are indicative of on-going results, the weight of cumulative losses as negative evidence decreased. A reduction in the weight given to such losses is further validated given that the source of the losses was due to an elevated level of problem assets and related credit costs, which have since been significantly reduced due to the bulk asset sale in 2012 and as evidenced by the improvements in the Company’s asset quality metrics. including our then declining operating performance, overall negative trends in the banking industry and our expectation that our operating results would continue to be negatively affected by the overall economic environment.

During 2013, 2012, and 2011, management concluded that it was necessary to continue to carry a valuation allowance based on similar factors. However, at June 30, 2014, management concluded that the realization of substantially all of the deferred tax assets was more likely than not. Subsequent to June 30, 2014, management concluded that the realization of substantially all of our deferred tax assets continues to be more likely than not. Management will continue to evaluate the realization of our net deferred tax assets in future periods. In making such judgments, significant weight will be given to evidence that can be objectively verified. In addition, changes in tax laws and changes in tax rates as well as the Company’s future level of earnings can impact the ultimate realization of net deferred tax assets.

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

	Year ended December 31,
	2014			2013			2012
	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,087,628	$49,559	4.56%	$1,021,832	$49,724	4.87%	$1,237,961	$63,044	5.09%
Loans held for sale	9,160	454	4.96%	8,004	310	3.87%	11,542	424	3.67%
Securities:
Available for sale	512,157	12,314	2.40%	564,768	13,454	2.38%	512,982	13,741	2.68%
Federal Home Loan Bank stock	19,333	859	4.44%	26,464	1,107	4.18%	26,464	1,175	4.44%
Other interest earning assets	31,986	58	0.18%	69,399	149	0.21%	34,376	60	0.17%
Total interest earning assets	1,660,264	63,244	3.81%	1,690,467	64,744	3.83%	1,823,325	78,444	4.30%
Non-interest earning assets	119,831			102,547			112,125
Total assets	$1,780,095			$1,793,014			$1,935,450
Interest bearing liabilities:
Deposits:
Checking accounts	$457,183	838	0.18%	$470,266	1,016	0.22%	$468,446	1,565	0.33%
Savings accounts	275,027	169	0.06%	270,136	242	0.09%	257,066	332	0.13%
Certificates of deposit	456,170	5,428	1.19%	524,177	6,365	1.21%	646,432	9,999	1.55%
Federal Home Loan Bank advances	81,207	2,022	2.49%	53,838	2,106	3.91%	93,475	2,415	2.58%
Repurchase agreements and other	82,102	3,368	4.10%	90,588	3,684	4.07%	90,608	3,695	4.08%
Total interest bearing liabilities	$1,351,689	11,825	0.87%	$1,409,005	13,413	0.95%	$1,556,027	18,006	1.16%
Non-interest bearing liabilities	212,938			195,594			188,672
Total liabilities	$1,564,627			$1,604,599			$1,744,699
Shareholders’ equity	215,468			188,415			190,751
Total liabilities and equity	$1,780,095			$1,793,014			$1,935,450
Net interest income and interest rate spread		$51,419	2.94%		$51,331	2.88%		$60,438	3.14%
Net interest margin			3.10%			3.04%			3.31%
Average interest earning assets to average interest bearing liabilities			122.83%			119.98%			117.18%

(1)	Nonaccrual loans are included in the average balance.

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

	Year ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase		Total	Increase		Total
	(decrease) due to		increase	(decrease) due to		increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$13,496	$(13,661)	$(165)	$(2,703)	$(10,617)	$(13,320)
Loans held for sale	95	49	144	25	(139)	(114)
Securities:
Available for sale	126	(1,266)	(1,140)	(3,269)	2,982	(287)
Federal Home Loan Bank stock	74	(322)	(248)	(68)	—	(68)
Other interest earning assets	(20)	(71)	(91)	25	64	89
Total interest earning assets	$13,771	$(15,271)	$(1,500)	$(5,990)	$(7,710)	$(13,700)
Interest bearing liabilities:
Checking accounts	$(77)	$4	$(73)	$(108)	$18	$(90)
Savings accounts	(150)	(28)	(178)	(555)	6	(549)
Certificates of deposit	(126)	(811)	(937)	(1,933)	(1,701)	(3,634)
Federal Home Loan Bank advances	211	(295)	(84)	(1,764)	1,455	(309)
Repurchase agreements and other	32	(348)	(316)	(10)	(1)	(11)
Total interest bearing liabilities	(110)	(1,478)	(1,588)	(4,370)	(223)	(4,593)
Change in net interest income			$88			$(9,107)

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

The following table presents, as of December 31, 2014, United Community’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums or discounts or other similar carrying value adjustments. Further detail of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payments Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Operating leases	8	$444	$553	$381	$1,279	$2,657
Deposits without a stated maturity	10	912,536	—	—	—	912,536
Certificates of deposit	10	168,925	176,842	71,797	17,736	435,300
Federal Home Loan Bank advances	11	140,000	—	46,194	—	186,194
Repurchase agreements and other borrowings	12	558	30,000	—	—	30,558

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

The impact of changes in interest rates is further described in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Liquidity and Capital

United Community’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years indicated.

	Years ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income (loss)	$50,206	$10,027	$(20,437)
Adjustments to reconcile net income to net cash from operating activities	(52,968)	16,009	42,963
Net cash from operating activities	(2,762)	26,036	22,526
Net cash from investing activities	(66,376)	40,052	171,042
Net cash from financing activities	24,787	(31,370)	(205,091)
Net change in cash and cash equivalents	(44,351)	34,718	(11,523)
Cash and cash equivalents at beginning of year	77,331	42,613	54,136
Cash and cash equivalents at end of year	$32,980	$77,331	$42,613

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations. Home Savings also has the ability to borrow from the Federal Home Loan Bank. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Investments in liquid assets maintained by United Community and Home Savings are based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program. At December 31, 2014, approximately $168.9 million of Home Savings’ certificates of deposit were expected to mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At December 31, 2014, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $671.7 million.

Home Savings is required by federal regulations to meet certain minimum capital requirements. Minimum regulatory capital requirements call for tangible capital of 1.5% of average tangible assets; Tier 1 capital of 4.0% of average total assets (the Tier 1 Leverage Capital Ratio) and total risk-based capital (which for Home Savings consists of Tier 1 capital and a portion of the allowance for loan losses) of 8.0% of risk-weighted assets (assets are weighted at percentage levels ranging from 0% to 100% as defined by law and regulation depending on their relative risk). As of December 31, 2014, Home Savings is considered to be well capitalized.

Refer to Note 16 to the consolidated financial statements for details on current capital levels of Home Savings.

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2014.

	Actual capital		Minimum requirement per Regulation		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Tangible capital	$220,080	12.11%	$27,253	1.50%	$192,827	10.61%	$1,816,853	(1)
Tier 1 capital (leverage)	220,080	12.11%	72,674	4.00%	147,406	8.11%	1,816,853	(2)
Risk-based capital	233,974	21.13%	88,602	8.00%	145,372	13.13%	1,107,520	(3)
(1)	Average tangible assets for the quarter ended December 31, 2014
(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2014
(3)	Total risk-weighted assets as of December 31, 2014

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2013.

	Actual capital		Minimum requirement per Regulation		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Tangible capital	$188,029	10.50%	$26,854	1.50%	$161,175	9.00%	$1,790,286	(1)
Tier 1 capital (leverage)	188,029	10.50%	71,611	4.00%	116,418	6.50%	1,790,286	(2)
Risk-based capital	200,835	19.76%	81,293	8.00%	119,542	11.76%	1,016,158	(3)
(1)	Average tangible assets for the quarter ended December 31, 2013
(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2013
(3)	Total risk-weighted assets as of December 31, 2013

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2014, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Year Ended December 31, 2014
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.71%	6.00%	(2.77)%	30.00%	$(4,650)	(20.00)%	(8.31)%
300	12.63%	6.00%	(1.85)%	25.00%	(3,647)	(15.00)%	(6.52)%
200	13.50%	7.00%	(0.98)%	20.00%	(2,655)	(10.00)%	(4.75)%
100	14.22%	7.00%	(0.26)%	15.00%	(1,556)	(5.00)%	(2.78)%
Static	14.48%	9.00%	0.00%	0.00%	—	—%	—%

Year Ended December 31, 2013
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	9.27%	6.00%	(2.20)%	30.00%	$3,761	(20.00)%	7.70%
300	9.85%	6.00%	(1.62)%	25.00%	2,796	(15.00)%	5.72%
200	10.52%	7.00%	(0.95)%	20.00%	1,638	(10.00)%	3.35%
100	11.11%	7.00%	(0.36)%	15.00%	409	(5.00)%	0.84%
Static	11.47%	9.00%	0.00%	0.00%	—	—%	—%

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2014	2013
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$21,152	$20,937
Federal funds sold	11,828	56,394
Total cash and cash equivalents	32,980	77,331
Securities:
Available for sale, at fair value	499,790	511,006
Loans held for sale	20,730	4,838
Loans, net of allowance for loan losses of $17,687 and $21,116	1,148,093	1,029,192
Federal Home Loan Bank stock, at cost	18,068	26,464
Premises and equipment, net	21,002	20,924
Accrued interest receivable	5,763	5,694
Real estate owned and other repossessed assets, net	3,467	6,341
Core deposit intangible	84	152
Cash surrender value of life insurance	46,401	44,972
Other assets	37,172	10,936
Total assets	$1,833,550	$1,737,850
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Interest bearing	$1,159,871	$1,221,162
Non-interest bearing	187,965	170,590
Total deposits	1,347,836	1,391,752
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	46,194	50,000
Short-term Federal Home Loan Bank advances	140,000	—
Total Federal Home Loan Bank advances	186,194	50,000
Repurchase agreements and other	30,558	90,578
Total borrowed funds	216,752	140,578
Advance payments by borrowers for taxes and insurance	19,904	20,060
Accrued interest payable	185	550
Accrued expenses and other liabilities	8,738	9,836
Total liabilities	1,593,415	1,562,776
Commitments and contingent liabilities (Note 5 and Note 13)	—	—
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 49,239,004 and 50,339,089 shares, respectively, outstanding	174,385	174,719
Retained earnings	128,512	81,515
Accumulated other comprehensive income (loss)	(19,998)	(41,665)
Treasury stock, at cost, 4,899,906 and 3,799,821 shares, respectively	(42,764)	(39,495)
Total shareholders’ equity	240,135	175,074
Total liabilities and shareholders’ equity	$1,833,550	$1,737,850

See Notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Twelve Months Ended
	December 31,
	2014	2013	2012
	(Dollars in thousands,
	except per share data)
Interest income
Loans	$49,559	$49,724	$63,044
Loans held for sale	454	310	424
Securities available for sale	12,314	13,454	13,741
Federal Home Loan Bank stock dividends	859	1,107	1,175
Other interest earning assets	58	149	60
Total interest income	63,244	64,744	78,444
Interest expense
Deposits	6,435	7,623	11,896
Federal Home Loan Bank advances	2,022	2,106	2,415
Repurchase agreements and other	3,368	3,684	3,695
Total interest expense	11,825	13,413	18,006
Net interest income	51,419	51,331	60,438
(Recovery) provision for loan losses	(1,271)	4,116	39,325
Net interest income after provision for loan losses	52,690	47,215	21,113
Non-interest income
Non-deposit investment income	1,415	1,562	1,898
Mortgage servicing fees	2,737	2,808	2,808
Deposit related fees	4,901	5,564	5,449
Mortgage servicing rights valuation	(58)	680	1,105
Mortgage servicing rights amortization	(1,687)	(2,143)	(2,584)
Other service fees	20	74	27
Net gains (losses):
Securities available for sale (includes $444, $2,577 and $6,325, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	444	2,577	6,325
Other than temporary loss on equity securities
Total impairment loss	—	—	(13)
Loss recognized in accumulated other comprehensive income	—	—	—
Total impairment loss recognized in earnings	—	—	(13)
Mortgage banking income	1,570	4,777	7,391
Real estate owned and other repossessed assets, net	(800)	(2,181)	(4,191)
Card fees	3,354	3,584	3,256
Other income	1,845	2,447	1,260
Total non-interest income	13,741	19,749	22,731
Non-interest expense
Salaries and employee benefits (includes $220, $189 and $170, respectively accumulated other comprehensive income reclassifications for prior service credit on the postretirement plan).	29,546	27,675	30,161
Occupancy	3,469	3,390	3,344
Equipment and data processing	7,470	7,103	6,895
Franchise tax	795	1,567	1,841
Advertising	838	893	778
Amortization of core deposit intangible	68	86	108
FDIC insurance premiums	1,216	2,347	4,202
Other insurance premiums	495	662	636
Legal and consulting fees	607	688	2,340
Other professional fees	1,945	2,228	3,002
Prepayment penalty	3,409	—	803
Real estate owned and other repossessed asset expenses	631	1,450	1,743
Other expenses	5,471	8,648	9,316
Total non-interest expenses	55,960	56,737	65,169
Income (loss) before income taxes	10,471	10,227	(21,325)
Income tax (benefit) expense (includes $232, $11 and $60 income tax expense from reclassification items)	(39,735)	200	(888)
Net income (loss)	50,206	10,027	(20,437)
Amortization of discount on preferred stock	—	(6,751)	—
Earnings available to common shareholders	$50,206	$3,276	$(20,437)

(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Twelve Months Ended December 31,
	2014	2013	2012
Net income (loss)	$50,206	$10,027	$(20,437)
Other comprehensive income (loss)
Unrealized gains (losses) on securities, net of tax	21,940	(48,446)	1,635
Unrealized gains (losses) and amortization of prior service credit on postretirement plan, net of tax	(273)	99	15
Total other comprehensive income (loss)	$21,667	$(48,347)	$1,650
Comprehensive income (loss)	$71,873	$(38,320)	$(18,787)
Earnings per share
Basic	$1.00	$0.07	$(0.62)
Diluted	1.00	0.07	(0.62)

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Shares Outstanding	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance December 31, 2011	—	32,597,762	$—	$128,031	$110,681	$5,032	$(54,999)	$188,745
Net loss					(20,437)			(20,437)
Comprehensive income						1,650		1,650
Stock option exercises		31,000			(267)		326	59
Stock option expenses				18				18
Restricted stock grants		399,124		(23)	(3,632)		4,380	725
Balance December 31, 2012	—	33,027,886	$—	$128,026	$86,345	$6,682	$(50,293)	$170,760
Net income					10,027			10,027
Comprehensive loss						(48,347)		(48,347)
Stock option exercises		104,142			(1,051)		1,206	155
Stock option expenses				24				24
Restricted stock grants		116,788		(346)	(1,175)		1,634	113
Issuance of common stock, net of issuance costs of $4,655		9,148,273		18,423	(5,880)		7,958	20,501
Issuance of preferred stock	7,942		15,090	6,751				21,841
Amortization of preferred stock discount			6,751		(6,751)			—
Conversion of preferred stock to common stock	(7,942)	7,942,000	(21,841)	21,841				—
Balance December 31, 2013	—	50,339,089	$—	$174,719	$81,515	$(41,665)	$(39,495)	$175,074
Net income					50,206			50,206
Comprehensive income						21,667		21,667
Stock option exercises		85,000			(701)		873	172
Stock option expenses				25				25
Restricted stock grants		254,541		(988)	(1,640)		2,628	—
Restricted stock forfeitures		(76,126)		147	133		(381)	(101)
Restricted stock amortization				482				482
Cash dividend payments ($0.02 per share)					(1,001)			(1,001)
Treasury stock purchases		(1,363,500)					(6,389)	(6,389)
Balance December 31, 2014	—	49,239,004	$—	$174,385	$128,512	$(19,998)	$(42,764)	$240,135

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$50,206	$10,027	$(20,437)
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	(1,271)	4,116	39,325
Mortgage banking income	(1,570)	(4,777)	(7,391)
Net losses on real estate owned and other repossessed assets sold	800	2,181	4,191
Net gain on available for sale securities sold	(444)	(2,577)	(6,325)
Other than temporary impairment of equity securities available for sale	—	—	13
Net loss (gain) on other assets sold	18	(10)	59
Amortization of premiums and accretion of discounts	822	2,694	2,860
Depreciation and amortization	1,997	1,871	1,624
Net change in interest receivable	(69)	544	503
Net change in interest payable	(365)	(13)	(47)
Net change in prepaid and other assets	3,015	919	(104)
Net change in other liabilities	(1,098)	(1,060)	(63)
Stock based compensation	406	352	743
Net principal disbursed on loans originated for sale	(155,577)	(226,921)	(317,266)
Proceeds from sale of loans held for sale	141,255	239,891	324,353
Net change in deferred tax assets	(39,824)	—	—
Cash surrender value of life insurance	(1,429)	(1,091)	(1,009)
Net change in interest rate caps	366	(110)	1,497
Net cash from operating activities	(2,762)	26,036	22,526
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	27,878	47,262	74,423
Proceeds from the sale of securities available for sale	14,595	137,467	343,000
Proceeds from the sale of real estate owned and other repossessed assets	4,056	11,778	16,291
Proceeds from the sale of loans held for investment	1,081	13,709	81,836
Proceeds from the sale of premises and equipment	30	20	—
Purchases of securities available for sale	—	(170,876)	(527,713)
Purchase of bank-owned life insurance	—	(15,000)	—
Purchases of premises and equipment	(2,091)	(1,223)	(2,279)
Principal disbursed on loans, net of repayments	(120,175)	16,965	184,711
Loans purchased	(146)	(50)	(342)
Redemption of FHLB stock	8,396	—	—
Death benefit from bank owned life insurance	—	—	1,115
Net cash from investing activities	(66,376)	40,052	171,042
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	13,055	(3,295)	85,694
Net decrease in certificates of deposit	(56,971)	(67,022)	(212,117)
Net decrease in advance payments by borrowers for taxes and insurance	(156)	(3,530)	308
Net change in Federal Home Loan Bank overnight advances	140,000	—	(45,000)
Repayment of Federal Home Loan Bank term advances, net	—	—	(33,155)
Net change in repurchase agreements and other borrowed funds	(60,020)	(20)	(20)
Prepayment penalty on Federal Home Loan Bank advances	(3,903)	—	(803)
Proceeds from the exercise of stock options	172	155	2
Dividends paid	(1,001)	—	—
Purchase of treasury stock	(6,389)	—	—
Issuance of preferred stock, net of issuance costs	—	21,841	—
Issuance of common stock, net of issuance costs	—	20,501	—
Net cash from financing activities	24,787	(31,370)	(205,091)
Change in cash and cash equivalents	(44,351)	34,718	(11,523)
Cash and cash equivalents, beginning of period	77,331	42,613	54,136
Cash and cash equivalents, end of period	$32,980	$77,331	$42,613

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The accounting policies of United Community Financial Corp. (United Community or the Company) and its subsidiary, The Home Savings and Loan Company of Youngstown, Ohio (Home Savings or the Bank) conform to U.S. Generally Accepted Accounting Principles (GAAP) and prevailing practices within the banking and thrift industries. A summary of the more significant accounting policies follows.

Nature of Operations

The business of Home Savings is providing consumer and business banking service to its market area in Ohio and western Pennsylvania. At the end of 2014, Home Savings was doing business through 32 full-service banking branches and nine loan production offices. Loans and deposits are primarily generated from the areas where banking branches are located. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the market area. Home Savings derives its income predominantly from interest on loans, securities, and to a lesser extent, non-interest income. Home Savings’ principal expenses are interest paid on deposits and Federal Home Loan Bank advances, loan loss provisions and normal operating costs. Consistent with internal reporting, Home Savings’ operations are reported in one operating segment, which is banking services.

Basis of Presentation

The consolidated financial statements include the accounts of United Community and its subsidiary. All material inter-company transactions have been eliminated. Certain prior period data has been reclassified to conform to current period presentation.

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

Residential mortgage loans. Residential mortgage loans are revalued at the time they reach 180 days past due and any portion of the principal that exceeds the fair value is charged-off. Mortgage loans are considered to be homogenous until the loan is individually evaluated at 180 days past due and charged-down to the fair value of the underlying collateral, at which time the loan becomes non-homogenous and is considered impaired. Residential mortgage loans that have been modified and determined to be TDR are revalued based upon the present value of the modified cash flows of the loan to establish a specific reserve on that loan.

Consumer loans. Consumer loans that are secured by residential real estate are revalued once they reach 180 days past due and charged-down to the fair value if necessary. Consumer loans that are not secured by residential real estate are revalued once they reach 120 days past due and are charged-down to the fair value if necessary. Consumer loans are considered to be homogenous until the loan is individually evaluated and charged-down to the fair value of the underlying collateral, at which time the loan becomes non-homogenous and is considered impaired. Consumer loans that have been modified and determined to be TDR are revalued based upon the present value of the modified cash flows of the loan to establish a specific reserve on that loan.

Commercial loans. A commercial real estate loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At this time the loan is charged-down to the fair value.  Commercial and industrial loans are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The repayment of commercial loans typically is dependent on the income stream and successful operation of a business. If there is no underlying collateral to value, the company will calculate the present value of expected future cash flows to determine the amount of impairment, if any.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent two years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. In determining quantitative factors the Company uses an evaluation period of two years of net charge-off history and averages this information over the current year period. These changes allow for the quantitative factors to be weighted to a more recent level of charge-off experience due to current market conditions.

The Bank’s portfolio has the following segments: commercial and commercial real estate loans, residential mortgage loans and consumer loans. The majority of the Bank’s loan portfolio is residential mortgage loans made to customers in Home Savings’ market area. These loans are secured by the underlying real estate as collateral. Repayment of these loans is dependent on general economic conditions and unemployment levels in Home Savings’ market area.

Consumer loans represent Home Savings’ next largest portfolio and primarily consist of home equity loans. Similar to permanent real estate loans, repayment of consumer loans depends on the general economic conditions and unemployment levels in Home Savings’ market area.

Multifamily and nonresidential real estate loans generally have a higher degree of risk than loans secured by one-to four-family residences. These riskier loans can be affected by economic conditions, operating expenses, debt service and successful operation of income-producing properties. Home Savings tries to reduce this risk by evaluating the credit history of the borrower, location of the real estate, the financial condition of the borrower, obtaining personal guarantees of the principals, the characteristics of the income stream generated by the property and the appraisal supporting the property. To reduce any risk on loans secured by one-to four-family residences, Home Savings underwrites all portfolio loans to Freddie Mac underwriting guidelines.

Construction loans involve a higher degree of underwriting and default risk than loans secured by mortgages on existing properties because construction loans are more difficult to appraise and to monitor. Loan funds are advanced based upon the status of the project under construction.

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recovery. The Company evaluates two years of net charge-off history and applies the information to the current period. This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations and other external factors.

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

Core Deposit Intangible

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Home Savings has no goodwill recorded as of December 31, 2014 or December 31, 2013.

Core deposit intangible assets arose from whole bank acquisitions. They were initially measured at fair value and are being amortized on an accelerated method over their estimated useful lives.

Derivatives

At the inception of a derivative contract, the Company designates the derivative as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge. These three types are (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”), (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”), or (3) an instrument with no hedging designation (“stand-alone derivative”). For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair values change. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings, as noninterest income.

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

Employee Stock Ownership Plan

On June 29, 2010, all shares were allocated to Employee Stock Ownership Plan (ESOP) participants upon the full repayment of the ESOP loan. There are no shares remaining to allocate to ESOP participants. The ESOP plan was terminated in November 2014.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and unrealized gains and losses on securities available for sale and changes in unrealized gains and losses on postretirement liabilities, which are also recognized as separate components of equity.

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

New Accounting Standards

In July 2013, the Financial Accounting Standards Board (FASB) amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. These amendments are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption and retrospective application was permitted. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In January 2014, FASB issued Accounting Standards Update (ASU) 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies when an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a consumer mortgage loan. Specifically, the new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. Additional disclosures are required detailing the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages collateralized by real estate property that are in the process of foreclosure. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance will not have a material impact on the Company’s consolidated financial statements, but will result in additional disclosures.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2016. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

Federal Reserve Board (FRB) regulations require depository institutions to maintain certain non-interest bearing reserve balances. These reserves, which consisted of vault cash at Home Savings, totaled approximately $12.3 million and $12.7 million at December 31, 2014 and 2013, respectively.

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

4.	SECURITIES

The components of securities are as follows:

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$232,225	$184	$(4,452)	$227,957
Mortgage-backed GSE securities: residential	274,204	331	(2,702)	271,833
Total	$506,429	$515	$(7,154)	$499,790

	December 31, 2013
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$247,863	$—	$(25,570)	$222,293
Equity securities	101	344	—	445
Mortgage-backed GSE securities: residential	303,435	31	(15,198)	288,268
Total	$551,399	$375	$(40,768)	$511,006

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	December 31, 2014
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	204,851	201,171
Due after ten years	27,374	26,786
Mortgage-backed GSE securities: residential	274,204	271,833
Total	$506,429	$499,790

Proceeds, gross realized gains, losses and impairment charges of available for sale securities were as follows:

	2014	2013	2012
	(Dollars in thousands)
Proceeds	$14,595	$137,467	$343,000
Gross gains	444	2,712	6,325
Gross losses	—	(135)	—
Impairment charges	—	—	(13)

Income tax expense related to net realized gains and losses was $155 for 2014 and $0 for 2013 and 2012 due to the full valuation allowance recorded on the net deferred tax asset of the Company.

Securities pledged for participation in the Ohio Linked Deposit Program were approximately $501,000 and $382,000 at December 31, 2014 and 2013, respectively. See further discussion regarding pledged securities in Note 12.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows at December 31, 2014:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized loss	Fair	Unrealized loss
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$—	$—	$214,495	$(4,452)	$214,495	$(4,452)
Mortgage-backed GSE securities: residential	4,625	(40)	193,434	(2,662)	198,059	(2,702)
Total temporarily impaired securities	$4,625	$(40)	$407,929	$(7,114)	$412,554	$(7,154)

All of the U.S. Treasury and government sponsored entities and mortgage-backed securities that were temporarily impaired at December 31, 2014, were impaired due to the level of interest rates at that time. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities have not been recognized into income as of December 31, 2014 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

At December 31, 2014, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not considered these securities to be other-than-temporarily impaired at December 31, 2014.

Securities available for sale in an unrealized loss position are as follows at December 31, 2013:

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

At December 31, 2013, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

The Company recognized no OTTI charges in 2014 and 2013. The Company recognized a $13,000 OTTI charge on an equity investment in one financial institution in 2012.

5.	LOANS

Portfolio loans consist of the following:

	December 31,	December 31,
	2014	2013
	(Dollars in thousands)
Commercial loans
Multifamily	$60,546	$54,485
Nonresidential	121,595	131,251
Land	9,484	9,683
Construction	16,064	4,452
Secured	45,088	25,714
Unsecured	134	427
Total commercial loans	252,911	226,012
Residential mortgage loans
One-to four-family	694,105	585,025
Construction	37,113	48,897
Total residential mortgage loans	731,218	633,922
Consumer loans
Home equity	154,776	159,795
Auto	5,902	5,669
Marine	3,917	4,308
Recreational vehicle	14,054	17,347
Other	2,105	2,112
Total consumer loans	180,754	189,231
Total loans	1,164,883	1,049,165
Less:
Allowance for loan losses	17,687	21,116
Deferred loan fees, net	(897)	(1,143)
Total	16,790	19,973
Loans, net	$1,148,093	$1,029,192

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

	December 31,
	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to make loans	$44,192	$17,539	$38,386	$10,883
Undisbursed loans in process	480	86,736	—	67,295
Unused lines of credit	13,995	93,802	18,852	82,365

Terms of the commitments in both years extend up to six months, but are generally less than two months. The fixed rate loan commitments have interest rates ranging from 1.99% to 18.00%; and maturities ranging from three months to thirty years. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge relationships.

At both December 31, 2014 and 2013, there were $465,000 and $62,000 of outstanding standby letters of credit, respectively. These are issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of an underlying contract with the third party.

At December 31, 2014 and 2013, there were $41.7 million and $42.0 million in outstanding commitments to fund the OverdraftPrivilege™ Program at Home Savings. With OverdraftPrivilege™, Home Savings pays non-sufficient funds checks and fees on checking accounts up to a preapproved limit.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2014 and December 31, 2013 and activity for the years ended December 31, 2014, 2013 and 2012. In accordance with GAAP, the net losses associated with loans sold as part of the bulk asset sale in 2012 were recorded as net charge-offs through the allowance for loan losses.

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2014
Beginning balance	$6,984	$9,830	$4,302	$21,116
Provision	(649)	(550)	(72)	(1,271)
Charge-offs	(1,656)	(1,005)	(1,578)	(4,239)
Recoveries	1,011	242	828	2,081
Ending balance	$5,690	$8,517	$3,480	$17,687
Period-end amount allocated to:
Loans indivdually evaluated for impairment	$717	$1,751	$842	$3,310
Loans collectively evaluated for impairment	4,973	6,766	2,638	14,377
Ending balance	$5,690	$8,517	$3,480	$17,687
Period-end balances:
Loans indivdually evaluated for impairment	$14,845	$19,209	$11,843	$45,897
Loans collectively evaluated for impairment	238,066	712,009	168,911	1,118,986
Ending balance	$252,911	$731,218	$180,754	$1,164,883

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2013
Beginning balance	$9,156	$7,515	$4,459	$21,130
Provision	(491)	3,598	1,009	4,116
Charge-offs	(5,208)	(1,536)	(1,883)	(8,627)
Recoveries	3,527	253	717	4,497
Ending balance	$6,984	$9,830	$4,302	$21,116
Period-end amount allocated to:
Loans indivdually evaluated for impairment	$791	$1,675	$859	$3,325
Loans collectively evaluated for impairment	6,193	8,155	3,443	17,791
Ending balance	$6,984	$9,830	$4,302	$21,116
Period-end balances:
Loans indivdually evaluated for impairment	$14,154	$20,206	$13,821	$48,181
Loans collectively evaluated for impairment	211,858	613,716	175,410	1,000,984
Ending balance	$226,012	$633,922	$189,231	$1,049,165

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2012
Beginning balance	$29,427	$8,268	$4,576	$42,271
Provision	20,306	16,298	2,721	39,325
Charge-offs	(19,049)	(2,479)	(2,740)	(24,268)
Recoveries	1,056	180	724	1,960
Net (charge-offs)recovery from asset sale	(22,584)	(14,752)	(822)	(38,158)
Ending balance	$9,156	$7,515	$4,459	$21,130

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2014:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$185	$85	$—	$87	$—	$—
Nonresidential	7,201	5,582	—	4,248	256	363
Land	3,958	532	—	521	—	—
Construction	1,126	188	—	552	—	—
Secured	3,903	3,702	—	3,706	—	2
Unsecured	3,258	—	—	—	—	90
Total commercial loans	19,631	10,089	—	9,114	256	455
Residential mortgage loans
One-to four-family	6,015	4,518	—	5,287	77	175
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,015	4,518	—	5,287	77	175
Consumer loans
Home equity	1,901	1,262	—	1,757	29	71
Auto	47	37	—	66	1	4
Marine	151	151		155	—	9
Recreational vehicle	124	81	—	181	3	6
Other	—	—	—	3	—	—
Total consumer loans	2,223	1,531	—	2,162	33	90
Total	$27,869	$16,138	$—	$16,563	$366	$720
With a specific allowance recorded
Commercial loans
Multifamily	$33	$8	$6	$293	$—	$—
Nonresidential	3,944	3,561	615	2,408	—	10
Land	—	—	—	—	—	—
Construction	2,815	863	93	1,682	—	—
Secured	324	324	3	324	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	7,116	4,756	717	4,707	—	10
Residential mortgage loans
One-to four-family	14,691	14,691	1,751	15,039	561	581
Construction	—	—	—	—	—	—
Total residential mortgage loans	14,691	14,691	1,751	15,039	561	581
Consumer loans
Home equity	9,577	9,577	722	10,007	470	487
Auto	7	6	1	8	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	729	729	119	765	23	23
Other	—	—	—	—	—	—
Total consumer loans	10,313	10,312	842	10,780	493	510
Total	32,120	29,759	3,310	30,526	1,054	1,101
Total impaired loans	$59,989	$45,897	$3,310	$47,089	$1,420	$1,821

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2013:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$662	$567	$—	$638	$2	$13
Nonresidential	6,451	5,311	—	5,377	19	63
Land	3,913	487	—	1,290	—	—
Construction	1,433	825	—	1,381	—	—
Secured	4,414	4,044	—	3,506	—	11
Unsecured	4,067	—	—	179	1	82
Total commercial loans	20,940	11,234	—	12,371	22	169
Residential mortgage loans
One-to four-family	13,321	11,309	—	14,679	361	449
Construction	—	—	—	—	—	—
Total residential mortgage loans	13,321	11,309	—	14,679	361	449
Consumer loans
Home equity	6,458	5,808	—	8,404	234	285
Auto	83	66	—	45	1	6
Marine	160	160		174	—	9
Recreational vehicle	429	386	—	685	22	26
Other	2	2	—	2	—	—
Total consumer loans	7,132	6,422	—	9,310	257	326
Total	$41,393	$28,965	$—	$36,360	$640	$944
With a specific allowance recorded
Commercial loans
Multifamily	$185	$85	$25	$330	$—	$—
Nonresidential	908	568	86	3,835	—	7
Land	—	—	—	532	—	—
Construction	3,895	2,267	680	2,559	—	1
Secured	—	—	—	102	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	4,988	2,920	791	7,358	—	8
Residential mortgage loans
One-to four-family	8,897	8,897	1,675	4,077	342	342
Construction	—	—	—	—	—	—
Total residential mortgage loans	8,897	8,897	1,675	4,077	342	342
Consumer loans
Home equity	6,743	6,743	719	2,369	303	303
Auto	—	—	—	—	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	656	656	140	346	16	16
Other	—	—	—	—	—	—
Total consumer loans	7,399	7,399	859	2,715	319	319
Total	21,284	19,216	3,325	14,150	661	669
Total impaired loans	$62,677	$48,181	$3,325	$50,510	$1,301	$1,613

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2012:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$2,581	$36	$63
Nonresidential	19,425	21	68
Land	4,918	—	—
Construction	6,051	—	14
Secured	1,480	—	124
Unsecured	261	2	11
Total commercial loans	34,716	59	280
Residential mortgage loans
One-to four-family	22,526	613	715
Construction	—	—	—
Total residential mortgage loans	22,526	613	715
Consumer loans
Home equity	5,571	265	326
Auto	52	1	6
Marine	268	—	13
Recreational vehicle	659	—	35
Other	5	—	—
Total consumer loans	6,555	266	380
Total	$63,797	$938	$1,375
With a specific allowance recorded
Commercial loans
Multifamily	$2,390	$—	$—
Nonresidential	17,420	19	17
Land	2,603	—	57
Construction	9,511	—	2
Secured	487	—	3
Unsecured	—	—	—
Total commercial loans	32,411	19	79
Residential mortgage loans
One-to four-family	1,242	—	—
Construction	—	—	—
Total residential mortgage loans	1,242	—	—
Consumer loans
Home equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	27	—	—
Other	—	—	—
Total consumer loans	27	—	—
Total	33,680	19	79
Total impaired loans	$97,477	$957	$1,454

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any charge-offs or partial charge-offs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial. Within secured and nonresidential impaired loans, there are two related credits with a total principal balance outstanding of $7.0 million.  The source of repayment for the loan resides in funds held in escrow by a court that has administered foreclosure and recievership proceedings surrounding the loan.  The loan has been subject to protracted litigation and a reserve of $550,000 has been placed on one of he loans in 2014.

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2014:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2014

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$93	$—
Nonresidential	5,781	—
Land	531	—
Construction	1,051	—
Secured	4,016	—
Unsecured	—	—
Total commercial loans	11,472	—
Residential mortgage loans
One-to four-family	6,816	—
Construction	—	—
Total residential mortgage loans	6,816	—
Consumer Loans
Home equity	1,792	—
Auto	66	—
Marine	119	—
Recreational vehicle	184	—
Other	2	—
Total consumer loans	2,163	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$20,451	$—

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2013:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2013

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$641	$—
Nonresidential	5,560	—
Land	496	—
Construction	3,084	—
Secured	4,028	—
Unsecured	130	—
Total commercial loans	13,939	—
Residential mortgage loans
One-to four-family	6,356	—
Construction	—	—
Total residential mortgage loans	6,356	—
Consumer Loans
Home equity	2,726	45
Auto	110	—
Marine	136	—
Recreational vehicle	263	—
Other	13	—
Total consumer loans	3,248	45
Total nonaccrual loans and loans past due over 90 days and still accruing	$23,543	$45

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2014:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$93	$93	$60,453	$60,546
Nonresidential	—	—	3,891	3,891	117,704	121,595
Land	—	—	531	531	8,953	9,484
Construction	—	—	1,051	1,051	15,013	16,064
Secured	—	—	4,016	4,016	41,072	45,088
Unsecured	—	—	—	—	134	134
Total commercial loans	—	—	9,582	9,582	243,329	252,911
Residential mortgage loans
One-to four-family	2,279	605	4,856	7,740	686,365	694,105
Construction	—	—	—	—	37,113	37,113
Total residential mortgage loans	2,279	605	4,856	7,740	723,478	731,218
Consumer Loans:
Home equity	588	183	1,531	2,302	152,474	154,776
Automobile	21	—	30	51	5,851	5,902
Marine	—	686	—	686	3,231	3,917
Recreational vehicle	452	109	18	579	13,475	14,054
Other	3	4	1	8	2,097	2,105
Total consumer loans	1,064	982	1,580	3,626	177,128	180,754
Total loans	$3,343	$1,587	$16,018	$20,948	$1,143,935	$1,164,883

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2013:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$359	$—	$190	$549	$53,936	$54,485
Nonresidential	13	—	5,456	5,469	125,782	131,251
Land	—	36	496	532	9,151	9,683
Construction	—	—	3,084	3,084	1,368	4,452
Secured	—	11	4,017	4,028	21,686	25,714
Unsecured	—	—	130	130	297	427
Total commercial loans	372	47	13,373	13,792	212,220	226,012
Residential mortgage loans
One-to four-family	1,482	379	4,687	6,548	578,477	585,025
Construction	—	—	—	—	48,897	48,897
Total residential mortgage loans	1,482	379	4,687	6,548	627,374	633,922
Consumer Loans:
Home equity	541	452	2,111	3,104	156,691	159,795
Automobile	5	—	49	54	5,615	5,669
Marine	—	—	—	—	4,308	4,308
Recreational vehicle	117	199	3	319	17,028	17,347
Other	1	7	10	18	2,094	2,112
Total consumer loans	664	658	2,173	3,495	185,736	189,231
Total loans	$2,518	$1,084	$20,233	$23,835	$1,025,330	$1,049,165

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2014:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	1	120	120
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1	120	120
Residential mortgage loans
One-to four-family	29	2,385	2,447
Construction	—	—	—
Total residential mortgage loans	29	2,385	2,447
Consumer loans
Home equity	27	1,449	1,452
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	27	1,449	1,452
Total restructured loans	57	$3,954	$4,019

The TDRs described above increased the allowance for loan losses by $193,000, and resulted in $73,000 charge-offs during the twelve months ended December 31, 2014.

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(Dollars in thousands)
Commercial loans
Multifamily	1	$469	$469
Nonresidential	1	41	41
Land	2	2,127	487
Construction	1	942	823
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	5	3,579	1,820
Residential mortgage loans
One-to four-family	42	3,568	3,381
Construction	—	—	—
Total residential mortgage loans	42	3,568	3,381
Consumer loans
Home equity	110	4,556	4,487
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	4	791	804
Other	—	—	—
Total consumer loans	114	5,347	5,291
Total TDRs	161	$12,494	$10,492

The TDRs described above increased the allowance for loan losses by $951,000, and resulted in $1.8 million charge-offs during the twelve months ended December 31, 2013.

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(Dollars in thousands)
Commercial loans
Multifamily	6	$1,439	$1,438
Nonresidential	1	424	424
Land	—	—	—
Construction	3	853	830
Secured	—	—	—
Unsecured	1	446	446
Total commercial loans	11	3,162	3,138
Residential mortgage loans
One-to four-family	114	6,618	5,574
Construction	—	—	—
Total residential mortgage loans	114	6,618	5,574
Consumer loans
Home equity	86	6,951	7,033
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	86	6,951	7,033
Total restructured loans	211	$16,731	$15,745

The TDRs described above increased the allowance for loan losses by $584,000, and resulted in no charge-offs during the twelve months ended December 31, 2012.

During the period ended December 31, 2014, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of a loan were for periods ranging from six months to 2 years. Modifications involving an extension of the maturity date were for periods ranging from six months to ten years.

Restructured loans were $31.2 million and $31.5 million at December 31, 2014 and December 31, 2013, respectively. The Company has allocated $2.6 million of specific reserves to customers whose loan terms were modified in TDRs as of December 31, 2014. The Company had allocated $3.9 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2013. TDRs are considered impaired.

TDR loans that were on nonaccrual status aggregated $3.5 million and $4.9 million at December 31, 2014 and December 31, 2013, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $27.7 million and $26.6 million at December 31, 2014 and December 31, 2013, respectively.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the period ended December 31, 2014:

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	3	440
Construction	—	—
Total residential mortgage loans	3	440
Consumer loans
Home equity	2	90
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	2	90
Total restructured loans	5	$530

A TDR is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The TDRs that subsequently defaulted described above resulted in no charge-offs during the twelve months ended December 31, 2014, and had no effect on the provision for loan losses.

The terms of certain other loans were modified during the period ended December 31, 2014, but they did not meet the definition of a TDR. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the period ended December 31, 2013:

	Number of loans	Recorded Investment
		(Dollars in thousands)
Commercial loans
Multifamily	1	$463
Nonresidential	—	—
Land	2	487
Construction	1	623
Secured	—	—
Unsecured	—	—
Total commercial loans	4	1,573
Residential mortgage loans
One-to four-family	4	576
Construction	—	—
Total residential mortgage loans	4	576
Consumer loans
Home equity	6	207
Auto	—	—
Marine	—	—
Recreational vehicle	2	184
Other	—	—
Total consumer loans	8	391
Total restructured loans	16	$2,540

A TDR is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The TDRs that subsequently defaulted described above resulted in no charge-offs during the twelve months ended December 31, 2013, and had no effect on the provision for loan losses.

The terms of certain other loans were modified during the period ended December 31, 2013, but they did not meet the definition of a TDR. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

As of December 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2014

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$53,485	$4,134	$2,927	$—	$—	$2,927	$60,546
Nonresidential	92,074	12,290	17,231	—	—	17,231	121,595
Land	8,952	—	532	—	—	532	9,484
Construction	15,013	—	1,051	—	—	1,051	16,064
Secured	39,480	900	4,708	—	—	4,708	45,088
Unsecured	22	—	112	—	—	112	134
Total commercial loans	209,026	17,324	26,561	—	—	26,561	252,911
Residential mortgage loans
One-to four-family	684,779	939	8,387	—	—	8,387	694,105
Construction	37,113	—	—	—	—	—	37,113
Total residential mortgage loans	721,892	939	8,387	—	—	8,387	731,218
Consumer Loans
Home equity	152,599	—	2,177	—	—	2,177	154,776
Auto	5,829	10	63	—	—	63	5,902
Marine	3,766	—	151	—	—	151	3,917
Recreational vehicle	13,846	—	208	—	—	208	14,054
Other	2,099	—	6	—	—	6	2,105
Total consumer loans	178,139	10	2,605	—	—	2,605	180,754
Total loans	$1,109,057	$18,273	$37,553	$—	$—	$37,553	$1,164,883

December 31, 2013

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$48,918	$2,962	$2,605	$—	$—	$2,605	$54,485
Nonresidential	90,115	12,222	28,914	—	—	28,914	131,251
Land	9,069	127	487	—	—	487	9,683
Construction	1,360	—	3,092	—	—	3,092	4,452
Secured	19,714	190	5,810	—	—	5,810	25,714
Unsecured	68	—	359	—	—	359	427
Total commercial loans	169,244	15,501	41,267	—	—	41,267	226,012
Residential mortgage loans
One-to four-family	575,903	404	8,718	—	—	8,718	585,025
Construction	48,897	—	—	—	—	—	48,897
Total residential mortgage loans	624,800	404	8,718	—	—	8,718	633,922
Consumer Loans
Home equity	156,795	46	2,954	—	—	2,954	159,795
Auto	5,548	5	116	—	—	116	5,669
Marine	4,148	—	160	—	—	160	4,308
Recreational vehicle	17,066	—	281	—	—	281	17,347
Other	2,099	—	13	—	—	13	2,112
Total consumer loans	185,656	51	3,524	—	—	3,524	189,231
Total loans	$979,700	$15,956	$53,509	$—	$—	$53,509	$1,049,165

Directors and officers of United Community and Home Savings are customers of Home Savings in the ordinary course of business. The following describes loans to officers and/or directors of United Community and Home Savings:

(Dollars in thousands)
Balance as of December 31, 2013	$720
New loans to officers and/or directors	—
Loan payments during 2014	(191)
Reductions due to changes in officers and/or directors	(2)
Balance as of December 31, 2014	$527

6.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at December 31, 2014 and 2013. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at year end are as follows:

	2014	2013
Mortgage loan portfolios serviced for:
FHLMC	$821,609	$827,146
FNMA	259,463	283,340

Escrow balances are maintained at the FHLB in connection with serviced loans totaling $1.0 million and $1.3 million at year-end 2014 and 2013.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of year	$5,941	$6,186	$6,375
Originations	1,281	1,898	2,395
Amortized to expense	(1,687)	(2,143)	(2,584)
Balance, end of year	5,535	5,941	6,186
Less valuation allowance	(58)	—	(680)
Net balance	$5,477	$5,941	$5,506

Fair value of mortgage servicing rights was $9.0 million, $10.2 million and $6.8 million at December 31, 2014, 2013, and 2012, respectively.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	2014	2013	2012
	(Dollars in thousands)
Balance, beginning of year	$—	$(680)	$(1,785)
Impairment charges	(60)	—	(1,179)
Recoveries	2	680	2,284
Balance, end of year	$(58)	$—	$(680)

Key economic assumptions used in measuring the value of mortgage servicing rights at December 31, 2014 and 2013 were as follows:

	2014	2013
Weighted average prepayment rate	219 PSA	182 PSA
Weighted average life (in years)	3.61	3.94
Weighted average discount rate	8%	8%

At year-end 2014, the Company had approximately $22.7 million of interest rate lock commitments and $51.5 million of forward commitments for the future delivery of residential mortgage loans, including construcion perm loans that are held in available for sale. At year-end 2013, the Company had approximately $15.6 million of interest rate lock commitments and $17.5 million of forward commitments for the future delivery of residential mortgage loans. The fair value of these mortgage banking derivatives was not material at year end 2014 or 2013.

Amounts held in custodial accounts for investors amounted to $14.5 million and $15.0 million at December 31, 2014 and 2013, respectively.

During 2014, Home Savings received requests for reimbursements from Freddie Mac and Fannie Mae, both of whom in the normal course purchase loans originated by Home Savings, for the purpose of making them whole on certain loans sold in the secondary market. These sold loans had certain identified weaknesses such that, in the opinion of management, a settlement to the investor is required. For the twelve months ended December 31, 2014, Home Savings incurred a recovery of expenses of $374,000 associated with such repurchases. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $554,000 at December 31, 2014. For the twelve months ended December 31, 2013, Home Savings incurred expenses of $2.0 million associated with such repurchases.  Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $1.2 million at December 31, 2013.  For the twelve months ended December 31, 2012, Home Savings incurred expenses of $734,000 associated with such repurchases as a reduction in reserves.  Management believes this reserve is adequate given the historical losses incurred to date and the probability that future losses may occur.

7.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at December 31, 2014 and 2013 was as follows:

	December 31,	December 31,
	2014	2013
	(Dollars in thousands)
Real estate owned and other repossessed assets	$4,890	$10,400
Valuation allowance	(1,423)	(4,059)
End of period	$3,467	$6,341

Activity in the valuation allowance was as follows:

	2014	2013	2012
	(Dollars in thousands)
Beginning of year	$4,059	$6,796	$8,764
Additions charged to expense	580	2,014	2,248
Direct write-downs	(3,216)	(4,751)	(4,216)
End of year	$1,423	$4,059	$6,796

Expenses related to foreclosed and repossessed assets include:

	2014	2013	2012
	(Dollars in thousands)
Net loss on sales	$220	$167	$1,943
Provision for unrealized losses	580	2,014	2,248
Operating expenses, net of rental income	631	1,450	1,743
Total expenses	$1,431	$3,631	$5,934

8.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2014	2013
	(Dollars in thousands)
Land	$7,054	$7,054
Buildings	23,487	23,176
Leasehold improvements	1,126	1,124
Furniture and equipment	22,931	22,031
	54,598	53,385
Less: Accumulated depreciation and amortization	33,596	32,461
Total	$21,002	$20,924

Depreciation expense was $1.9 million for 2014, $1.8 million for 2013 and $1.6 million for 2012.

Rent expense was $588,000 for 2014, $672,000 for 2013 and $779,000 for 2012. Rent commitments under noncancelable operating leases for offices were as follows, before considering renewal options that generally are present:

(Dollars in thousands)
2015	$444
2016	305
2017	248
2018	207
2019	174
Thereafter	1,279
Total	$2,657

9.	INTANGIBLE ASSETS

Acquired Intangible Assets

	As of December 31,
	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Dollars in thousands)
Amortized intangible assets:
Core deposit intangibles	$8,952	$8,868	$8,952	$8,800
Total	$8,952	$8,868	$8,952	$8,800
Estimated amortization expense:
For the year ended:
December 31, 2015	$54
December 31, 2016	25
December 31, 2017	3
December 31, 2018	2
December 31, 2019	—

Aggregate amortization expense for the years ended December 31, 2014, 2013 and 2012, was $68,000; $86,000; and $108,000, respectively.

10.	DEPOSITS

Deposits consist of the following:

	December 31,
	2014	2013
	(Dollars in thousands)
Checking accounts:
Interest bearing	$137,511	$132,751
Non-interest bearing	187,965	170,590
Savings accounts	274,149	267,515
Money market accounts	312,911	328,625
Certificates of deposit	435,300	492,271
Total deposits	$1,347,836	$1,391,752

Interest expense on deposits is summarized as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Interest bearing demand deposits and money market accounts	$838	$1,016	$1,565
Savings accounts	169	242	332
Certificates of deposit	5,428	6,365	9,999
Total	$6,435	$7,623	$11,896

A summary of certificates of deposit by maturity follows:

December 31, 2014
(Dollars in thousands)
2015	$168,925
2016	97,520
2017	79,322
2018	55,841
2019 and thereafter	33,692
Total	$435,300

A summary of certificates of deposit with balances of $100,000 or more by maturity is as follows:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Three months or less	$14,364	$19,868
Over three months to six months	7,900	13,123
Over six months to twelve months	15,496	11,422
Over twelve months	76,800	79,510
Total	$114,560	$123,923

A summary of certificates of deposit with balances greater than $250,000 by maturity is as follows:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Three months or less	$558	$1,327
Over three months to six months	2,761	910
Over six months to twelve months	1,691	—
Over twelve months	11,716	10,966
Total	$16,726	$13,203

Home Savings had no brokered deposits at December 31, 2014 and 2013.

Home Savings offers an equity-linked time deposit product (the Power CD). The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return. Home Savings has $8.3 million in Power CDs that are included in certificates of deposit at December 31, 2014. Home Savings has $2.0 million in Power CDs that are included in certificates of deposit at December 31, 2013.

11.	FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of FHLB advances:

	December 31,
	2014		2013
	(Dollars in thousands)
Year of maturity	Amount	Weighted average rate	Amount	Weighted average rate
2015 Overnight advances	$140,000	0.14%	$—	—%
2017 Term advance	—	—%	50,000	4.20%
2019 Term advance	46,194	2.05%	—	—%
Total advances	$186,194	0.51%	$50,000	4.20%

At December 31, 2014, Home Savings has available credit, subject to collateral requirements, with the FHLB of approximately $257.2 million. At December 31, 2013, Home Savings has available credit, subject to collateral requirements, with the FHLB of approximately $309.1 million. All advances must be secured by eligible collateral as specified by the FHLB. Accordingly, Home Savings has a blanket pledge of its one-to four-family mortgages as collateral for the advances outstanding at December 31, 2014 and 2013. The required minimum ratio of collateral to advances is 122% for one-to four-family loans. Additional changes in value can be applied to one-to four-family mortgage collateral based upon characteristics such as loan-to-value ratios and FICO scores.

On November 18, 2014, Home Savings modified the $50.0 million fixed-rate term advance with the FHLB.  The modification reduced the weighted average interest rate paid on the debt from 4.20% fixed-rate to 0.49% floating rate at December 31, 2014, and extended the weighted average maturity from 2.0 years to 5.0 years. A $3.9 million prepayment penalty was incurred by Home Savings as part of the modification which will be amortized using a level yield method over the five-year remaining term of the modified borrowing as a yield adjustment. The effective rate on the modified borrowing is 2.05%, including the impact of the prepayment penalty amortization. FHLB term advances are subject to prepayment penalties.

12.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

The following is a summary of securities sold under an agreement to repurchase and other borrowings:

	December 31,
	2014		2013
	(Dollars in thousands)
	Amount	Weighted average rate	Amount	Weighted average rate
Securities sold under agreement to repurchase-term	$30,000	4.14%	$90,000	4.01%
Other borrowings	558	4.00%	578	4.00%
Total repurchase agreements and other	$30,558	4.14%	$90,578	4.01%

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Average daily balance during the year	$82,102	$90,588	$90,608
Average interest rate during the year	4.10%	4.01%	4.01%
Maximum month end balance during the year	$90,577	$90,597	$90,616
Weighted average interest rate at year end	4.14%	4.01%	4.01%

The repurchase agreements as of December 31, 2014 are in one tranche of $30.0 million which matures on February 20, 2017. During the third and fourth quarters of 2014, Home Savings prepaid $60.0 million in repurchase agreements and incurred penalties of $3.4 million.  Repurchase agreements are subject to prepayment penalties.

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $54.7 million at December 31, 2014 and $121.2 million at December 31, 2013. Securities sold under agreements to repurchase are typically held by a brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to Home Savings. Other borrowings consist of a match-funding advance related to a commercial participation loan aggregating $558,000 at December 31, 2014. At December 31, 2013, other borrowings consisted of the aforementioned match-funding advance of $578,000.

13.	LOSS CONTINGENCIES

United Community and Home Savings are parties to litigation arising in the normal course of business. While it is difficult to determine the ultimate resolution of these matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

14.	INCOME TAXES

The income tax expense (benefit) consists of the following components:

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Current	$89	$200	$—
Deferred	2,978	2,958	(7,522)
Change in valuation allowance	(42,802)	(2,958)	6,634
Total	$(39,735)	$200	$(888)

Effective tax rates differ from the statutory federal income tax rate of 35% due to the following:

	Year ended December 31,
	2014		2013		2012
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax (benefit) at statutory rate	$3,665	35.0%	$3,580	35.0%	$(7,464)	35.0%
Increase (decrease) due to:
Tax exempt income	—	—%	—	—	—	—
Life insurance	(500)	-4.8%	(382)	-3.7	(575)	2.7
Other	(98)	-0.9%	(40)	-0.4	517	-2.4
Valuation allowance	(42,802)	-408.8%	(2,958)	-28.9	6,634	-31.1
Income tax provision (benefit)	$(39,735)	-379.5%	$200	2.0%	$(888)	4.2%

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$6,190	$7,391
Postretirement benefits	1,066	1,162
Depreciation	625	224
Other real estate owned valuation	498	1,421
Tax credits carryforward	513	339
Securities impairment charges	—	153
Unrealized loss on securities available for sale	2,324	14,138
Interest on nonaccrual loans	943	758
Net operating loss carryforward	24,027	26,708
Purchase accounting adjustment	82	70
Accrued bonuses	459	456
Other	279	71
Less: Valuation allowance	—	(42,802)
Deferred tax assets	37,006	10,089
Deferred tax liabilities:
Deferred loan fees	321	405
Federal Home Loan Bank stock dividends	4,585	6,715
Mortgage servicing rights	1,917	2,079
FHLB prepayment penalty	1,332	—
Postretirement benefits accrual	493	640
Prepaid expenses	201	250
Deferred tax liabilities	8,849	10,089
Net deferred tax asset	$28,157	$—

Management recorded a valuation allowance against the net deferred tax assets at December 31, 2013 based on consideration of, but not limited to, its cumulative pre-tax losses during the past three years, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards.  As of December 31, 2014, the Company had reversed $42.8 million of the valuation allowance on its net DTA. $4.1 million of the reversal is due to current year-to-date operating income; the remaining $38.7 million is due to management’s reassessment and judgment regarding the ability to realize deferred tax assets in future years. The realization of a DTA is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. “More likely than not” is defined as the DTA being more than 50% likely of being realized. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of the DTA both positive and negative, that could be objectively verified.

Positive evidence considered included (1) the Company’s recent history of quarterly pre-tax earnings (with the most recent quarterly loss being recorded for the quarter ended September 30, 2012 due to a bulk sale of troubled assets), (2) expectations for sustained and continued profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits (3) significant reductions in the level of non-performing assets since their peak, which was the primary source of the losses generated in prior periods (4) resolution of an executive search focused on a key management position (5) evaluation of core earnings (6) adequacy of capital to fund balance sheet and future growth and (7) cost-saving initiatives realized during the year.

Negative evidence considered was (1) the uncertainty about the potential impact on future earnings from nonperforming assets along with (2) a pre-tax loss reported by the Company during one quarterly period over the previous twelve quarters. As the number of consecutive periods of profitability increased and the level of profits are indicative of on-going results, the weight of cumulative losses as negative evidence decreased. A reduction in the weight given to such losses is further validated given that the source of the losses was due to an elevated level of problem assets and related credit costs, which have since been significantly reduced due to the bulk asset sale in 2012 and as evidenced by the improvements in the Company’s asset quality metrics.

After weighing both the positive and negative evidence, management determined that a full valuation allowance on the net DTA was no longer warranted as of June 30, 2014 and December 31, 2014.

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

United Community’s net operating loss of $68.6 million will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $513,000 of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

Retained earnings at December 31, 2014 included approximately $21.1 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of United Community’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2014 was approximately $7.3 million. At December 31, 2014, Home Savings has approximately $6.0 million in tax earnings and profits. Any distribution from Home Savings to United Community in excess of tax earnings and profits, including any distributions made by Home Savings in direct redemption of stock from United Community, could result in recapture of proportionate amounts of these bad debt reserves and, as a result, recording of the related tax liability.

As of December 31, 2014 and December 31, 2013, United Community had no unrecognized tax benefits or accrued interest and penalties recorded. United Community does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. United Community will record interest and penalties as a component of income tax expense.

Based on the capital raise in the first half of 2013, management had made an assessment that a change in ownership in accordance with the guidelines of Section 382 of the Internal Revenue Code of 1986 has not occurred.

United Community and Home Savings are subject to U.S. federal income tax. Home Savings is subject to tax in Ohio based upon its net worth. United Community and Home Savings also file state income tax returns in Pennsylvania, Indiana and Florida. United Community is no longer subject to examination by taxing authorities for years prior to 2011.

15.	SHAREHOLDERS’ EQUITY

Dividends

United Community’s source of funds for dividends to its shareholders is earnings on its investments and dividends from Home Savings. During the year ended December 31, 2014, United Community paid total cash dividends of $0.02 per common share. While Home Savings’ primary regulator is the FDIC, the FRB has regulations that impose certain restrictions on payments of dividends to United Community as of December 31, 2014.

Home Savings must file an application with, and obtain approval from, the FRB if (i) the proposed distribution would cause total distributions for the calendar year to exceed net income for that year-to-date plus retained net income (as defined) for the preceding two years; (ii) Home Savings would not be at least adequately capitalized following the capital distribution; or (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the FRB or the FDIC, or any condition imposed on Home Savings in an FRB-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the FRB. As of December 31, 2014, Home Savings had no retained earnings that could be distributed based on cumulative losses over the aforementioned period. Home Savings paid no dividends to United Community during 2014.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, disproportional tax effects and changes in unrealized gains and losses on the postretirement liability. The change includes reclassification of net gains or (losses) and impairment charges on sales of securities of $444,000, $2.6 million and $6.3 million for the years ended December 31, 2014, 2013 and 2012.

The following is a summary of accumulated other comprehensive income (loss) balances:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
2014	(Dollars in thousands)
Balances at beginning of period	$(40,393)	$(2,972)	$1,829	$(129)	$(41,665)
Income tax	14,138	(14,138)	(640)	640	-
Balances at beginning of period, net of tax	(26,255)	(17,110)	1,189	511	(41,665)
Other comprehensive income (loss) before reclassifications	22,229	-	(130)	-	22,099
Reclassification adjustment for (gains) losses realized in income	(289)	-	(143)	-	(432)
Net current period other comprehensive income	21,940	-	(273)	-	21,667
Balances at end of period, net of tax	$(4,315)	$(17,110)	$916	$511	$(19,998)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
2013	(Dollars in thousands)
Balances at beginning of period	$8,053	$(2,972)	$1,730	$(129)	$6,682
Other comprehensive income (loss) before reclassifications	(45,869)		288	-	(45,581)
Reclassification adjustment for (gains) losses realized in income	(2,577)		(189)	-	(2,766)
Net current period other comprehensive income	(48,446)	-	99	-	(48,347)
Balances at end of period	$(40,393)	$(2,972)	$1,829	$(129)	$(41,665)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
2012	(Dollars in thousands)
Balances at beginning of period	$5,538	$(2,092)	$1,707	$(121)	$5,032
Disproportionate tax effects	-	(880)	-	(8)	(888)
Other comprehensive income (loss) before reclassifications	8,827	-	193	-	9,020
Reclassification adjustment for (gains) losses realized in income	(6,325)	-	(170)	-	(6,495)
Reclassification adjustment for OTTI charges	13	-	-	-	13
Net current period other comprehensive income	2,515	-	23	-	2,538
Balances at end of period	$8,053	$(2,972)	$1,730	$(129)	$6,682

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

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the year ended December 31, 2014:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item on the Statement Where Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(444)	Net gains on securities available for sale
	155	Tax expense (benefit)
	(289)	Net of tax
Amortization of postretirement benefits prior service costs	(220)	Salaries & employee benefits
	77	Tax expense (benefit)
	(143)	Net of tax
Total reclassification during the period	$(432)

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the year ended December 31, 2013:

Details About Accumulated Other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item on the Statement Where Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(2,577)	Net gains on securities available for sale
	-	Tax expense (benefit)
	(2,577)	Net of tax
Amortization of postretirement benefits prior service costs	(189)	Salaries & employee benefits
	-	Tax expense (benefit)
	(189)	Net of tax
Total reclassification during the period	$(2,766)

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

	As of December 31, 2014
	Actual		Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$233,974	21.13%	$88,602	8.00%	$110,752	10.00%
Tier 1 capital to risk-weighted assets	220,080	19.87%	*	*	66,451	6.00%
Tier 1 capital to average total assets**	220,080	12.11%	72,674	4.00%	90,843	5.00%

*Ratio is not required under regulations

**Tier 1 Leverage Capital Ratio

	As of December 31, 2013
	Actual		Minimum Capital Requirements Per Regulation		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(In thousands)
Total risk-based capital to risk-weighted assets	$200,835	19.76%	$81,293	8.00%	$101,616	10.00%
Tier 1 capital to risk-weighted assets	188,029	18.50%	*	*	60,969	6.00%
Tier 1 capital to average total assets**	188,029	10.50%	71,611	4.00%	89,514	5.00%

*Ratio is not required under regulations

**Tier 1 Leverage Capital Ratio

Management believes that as of December 31, 2014 and 2013, Home Savings meets all capital adequacy requirements to which they are subject. As of December 31, 2014 and 2013, Home Savings is considered well capitalized.

The components of Home Savings’ regulatory capital are as follows:

	12/31/2014	12/31/2013
Total shareholders' equity	$217,372	$146,276
Add (deduct)
Accumulated other comprehensive (income) loss	20,015	41,905
Intangible assets	(84)	(152)
Disallowed deferred tax assets	(17,223)	-
Disallowed capitalized mortgage loan servicing rights	-	-
Tier 1 Capital	220,080	188,029
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	13,894	12,806
Total risk-based capital	$233,974	$200,835

17.	BENEFIT PLANS

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

	Year ended December 31,
	2014	2013
	(Dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,490	$1,854
Service cost	—	—
Net periodic benefit cost	(163)	(136)
Actuarial gain (loss)	420	(99)
Benefits paid	(111)	(129)
Benefit obligation at end of the year	$1,636	$1,490
Funded status of the plan	$(1,636)	$(1,490)

Amounts recognized in accumulated other comprehensive income, at December 31, 2014 and 2013 consists of the following:

	The year ended December 31,
	2014	2013
	(Dollars in thousands)
Prior service credit	$456	$534
Net actuarial gains	952	1,294
	$1,408	$1,828

The accumulated benefit obligation was $1.6 million and $1.4 million at year-end 2014 and 2013, respectively.

Components of net periodic benefit cost/(gain) are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Service cost	$—	$—	$—
Interest cost	56	53	75
Expected return on plan assets	—	—	—
Net amortization of prior service cost (benefit)	(77)	(77)	(78)
Amortization of net actuarial gain	(142)	(112)	(92)
Net periodic benefit cost	(163)	(136)	(95)
Net (gain) loss	200	(288)	(193)
Prior service credit	—	—	—
Amortization of prior service cost	220	189	170
Total recognized in other comprehensive income	420	(99)	(23)
Total recognized in net periodic benefit cost and other comprehensive income	$257	$(235)	$(118)
Assumptions used in the valuations were as follows:
Weighted average discount rate	3.40%	3.95%	3.00%

The estimated net gain and prior service costs for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $86,000 and $77,000, respectively.

The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits (i.e., health care cost trend rate) used in the 2014 valuation was 3.4% and was assumed to be 6.0% for 2016, 5.75% for 2017, 5.50% for 2018, 5.25% for 2019, 5.00% for 2020 and 4.50% for 2021 and remain at that level thereafter. The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits (i.e., health care cost trend rate) used in the 2013 valuation was 3.0% and was assumed to be 5.0% for 2015, 4.75% for 2016 and 4.50% for 2017 and remain at that level thereafter. The weighted-average annual assumed rate of increase in the per capita cost of coverage benefits used in the 2012 valuation was 6.0% and was assumed to decrease to 4.5% for the year 2017 and remain at that level thereafter. A one-percentage point change in assumed health care cost trend rates would have the following effects as of December 31, 2014:

	1 Percentage Point Increase	1 Percentage Point Decrease
	(Dollars in thousands)
Effect on total of service and interest cost components	$4	$(3)
Effect on the postretirement benefit obligation	106	(95)

United Community anticipates benefits payable over the next ten years as follows:

(Dollars in thousands)
2015	$133
2016	133
2017	132
2018	131
2019	129
2020-2024	606
Total	$1,264

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

401(k) Savings Plan

Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2014, 2013 and 2012, Home Savings’ match was 25% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the years ended 2014, 2013 and 2012, the expense related to this plan was approximately $224,000, $204,000 and $230,000, respectively.

Employee Stock Ownership Plan

In conjunction with the Conversion, United Community established an Employee Stock Ownership Plan (ESOP) for the benefit of the employees of United Community and Home Savings. At December 31, 2014 and 2013, there are no shares remaining to be allocated to plan participants.  In November 2014, the ESOP plan was terminated and all participants became fully vested at that time.

Stock-based Compensation: Stock Options

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan is to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan provides for the issuance of up to 2,000,000 shares that are to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards. There were 7,124 stock options granted in 2014 and there were 17,787 stock options granted in 2013 under the 2007 Plan. The options must be exercised within 10 years from the date of grant.

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

Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $25,000 in stock option expenses for the twelve months ended December 31, 2014. The Company recognized $24,000 in stock option expenses for the twelve months ended December 31, 2013. The Company recognized $18,000 in stock option expenses for the twelve months ended December 31, 2012. The Company expects to recognize additional expense of $21,000 in 2015, and $5,000 in 2016.

A summary of activity in the plans is as follows:

	For the year ended December 31,
	2014
	Shares	Weighted average exercise price	Aggregate intrinsic value (Dollars in thousands)
Outstanding at beginning of year	948,690	$5.44
Granted	7,124	4.11
Exercised	(85,000)	2.02
Forfeited	(290,909)	12.24
Outstanding at end of period	579,905	2.52	$1,692
Options exercisable at end of period	562,994	2.48	1,666

Information related to the stock options granted under the 1999 Plan and the 2007 Plan during each year follows:

	2014	2013	2012
Intrinsic value of options exercised	$147,000	$305,000	$31,000
Cash received from option exercises	172,000	155,000	2,000
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	1.73	2.44	1.38

As of December 31, 2014, there was approximately $26,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of options granted in 2014, 2013 and 2013 were determined using the following weighted-average assumptions as of the grant date:

	2014	2013	2012
Risk-free interest rate	1.74%	0.99%	0.84%
Expected term (years)	5	5	5
Expected stock volatility	85.75%	85.75%	64.17%
Dividend yield	0.80%	0.00%	0.00%
Outstanding stock options have a weighted average remaining life of 4.99 years and may be exercised in the range of $1.20 to $5.89.

Stock-based Compensation: Restricted Stock Awards

The 2007 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at December 31, 2014 aggregated 223,624, of which 97,804 are expected to vest during 2015, 60,606 are expected to vest in 2016 and 65,214 are expected to vest in 2017. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $482,000 in restricted stock award expenses for the twelve months ended December 31, 2014. The Company recognized approximately $328,000 in restricted stock award expenses for the twelve months ended December 31, 2013. The Company recognized approximately $725,000 in restricted stock award expenses for the twelve months ended December 31, 2012. The Company expects to recognize additional expenses of approximately $400,000 in 2015, $299,000 in 2016, and $86,000 in 2017.

A summary of changes in the Company’s nonvested restricted shares for the year is as follows:

	Shares	Weighted average grant date fair value
Nonvested shares at January 1, 2014	192,937	$3.49
Granted	254,541	3.88
Vested	(147,728)	3.56
Forfeited	(76,126)	3.55
Nonvested shares at December 31, 2014	223,624	$3.88

Employee Stock Purchase Plan

During 2005, United Community established an employee stock purchase plan (ESPP). Under this plan, United Community provides employees of Home Savings the opportunity to purchase United Community Financial Corporation’s common shares through payroll deduction. Participation in the plan is voluntary and payroll deductions are made on an after-tax basis. The maximum amount an employee can have deducted is nine hundred dollars per biweekly pay. Shares are purchased on the open market and administrative fees are paid by United Community. Expense related to this plan is a component of the Shareholder Dividend Reinvestment Plan and the expense recognized is not material.  The Shareholder Dividend Reinvestment Plan was terminated in November 2014.

Executive Incentive Plan

The Executive Incentive Plan (“EIP”) provides incentive compensation awards to certain officers of the Company. Executive incentive awards are generally based upon the actual performance of the Company for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the EIP are calculated, they are paid 80% in cash and 20% in restricted stock. The restricted stock will be granted under the Amended and Restated United Community Financial Corp. 2007 Long-Term Incentive Plan and vest equally over three years, beginning on the first anniversary of the award.  The Company incurred $926,000 in expense for the EIP in 2014.  The Company incurred $448,000 in expense for the EIP in 2013.

Long-term Incentive Plan

The Long-term Incentive Plan (“LTIP”) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (“PSUs”).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, 2014 through December 31, 2016.   The Company incurred $179,000 in expense for the LTIP in 2014.  The Company incurred no expense for the LTIP in 2013.

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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2014	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$227,957	$—	$227,957	$—
Equity securities	—	—	—	—
Mortgage-backed GSE securities: residential	271,833	—	271,833	—
Interest rate caps	180	—	—	180
Purchased certificate of deposit option	930	—	930	—
Liabilities
Written certificate of deposit option	930	—	930	—

		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$222,293	$—	$222,293	$—
Equity securities	445	445	—	—
Mortgage-backed GSE securities: residential	288,268	—	288,268	—
Interest rate caps	546	—	—	546
Purchased certificate of deposit option	155	—	155	—
Liabilities
Written certificate of deposit option	155	—	155	—

There were no transfers between level 1 and level 2 during 2014 and 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014 and 2013, in thousands:

	Interest Rate Caps
	Twelve Months Ended	Twelve Months Ended
	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$546	$436
Total gains (losses) for the period
Included in other income	152	628
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(518)	(518)
Sales	—	—
Balance of recurring Level 3 assets at end of period	$180	$546

There were no transfers between Level 2 and Level 3 during 2014 or 2013.

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range
	(Dollars in thousands)
Interest rate caps	$180	Discounted cash flow	Discount rate	0.49%-1.18%

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

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	December 31, 2014	Fair Value Measurements at December 31, 2014 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans	$3,803	$—	$—	$3,803
Residential loans	765	—	—	765
Consumer loans	260	—	—	260
Mortgage servicing rights	1,138	—	1,138	—
Other real estate owned, net:
Permanent real estate loans	640	—	—	640
Construction loans	1,286	—	—	1,286

	December 31, 2013	Fair Value Measurements at December 31, 2013 Using:
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans	$2,129	$—	$—	$2,129
Residential loans	1,677	—	—	1,677
Consumer loans	339	—	—	339
Other real estate owned, net:
Permanent real estate loans	1,939	—	—	1,939
Construction loans	2,310	—	—	2,310

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.8 million at December 31, 2014, that includes a specific valuation allowance of $713,000. This resulted in an increase of the provision for loan losses of $79,000 during the twelve months ended December 31, 2014. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.1 million at December 31, 2013, that includes a specific valuation allowance of $792,000. This resulted in an increase of the provision for loan losses of $1.5 million during the twelve months ended December 31, 2013.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At December 31, 2014, mortgage servicing rights carried at fair value was $1.1 million, resulting in a net loss of $58,000 for the year ended December 31, 2014. At December 31, 2013, mortgage servicing rights carried at fair value was $0, resulting in a net recovery of $680,000 for the year ended December 31, 2013.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At December 31, 2014, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a net carrying amount of $1.9 million, that includes a valuation allowance of $1.4 million. This resulted in additional expenses of $580,000 during the twelve months ended December 31, 2014. At December 31, 2013, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a net carrying amount of $4.2 million, with a valuation allowance of $4.1 million. This resulted in additional expenses of $2.0 million during the twelve months ended December 31, 2013.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
	(Dollars in thousands)
Impaired loans:
Permanent real estate loans	$3,803	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-20.00% (10.00%)
Construction loans	765	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-11.80% (3.70%)
Consumer loans	260	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (5.00%)
Foreclosed assets:
Permanent real estate loans	640	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-51.10% (26.83%)
Construction loans	1,286	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-58.10% (22.20%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
	(Dollars in thousands)
Impaired loans:
Permanent real estate loans	$2,129	Sales comparison approach	Adjustment for differences between comparable sales	2.00%-56.90% (11.78%)
		Income approach	Adjustment for differences in net operating income capitalization rate	3.95%-14.62% (9.41%)
Construction loans	1,677	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (11.90%)
Consumer loans	339	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (5.00%)
Foreclosed assets:
Permanent real estate loans	1,939	Sales comparison approach	Adjustment for differences between comparable sales	6.00%-46.53% (17.76%)
Construction loans	2,310	Sales comparison approach	Adjustment for differences between comparable sales	6.54%-26.63% (9.24%)

The carrying value and estimated fair values of financial instruments at December 31, 2014 and December 31, 2013, were as follows:

		Fair Value Measurements at December 31, 2014 Using:
	December 31, 2014 Carrying Value	(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$32,980	$32,980	$—	$—
Available for sale securities	499,790	—	499,790	—
Loans held for sale	20,730	—	21,528	—
Loans, net	1,148,093	—	—	1,167,372
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,763	—	2,374	3,389
Interest rate caps	180	—	—	180
Purchased certificate of deposit option	930	—	930	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(912,536)	(912,536)	—	—
Certificates of deposit	(435,300)	—	(442,268)	—
FHLB advances	(186,194)	—	(186,290)	—
Repurchase agreements and other	(30,558)	—	(32,817)	—
Advance payments by borrowers for taxes and insurance	(19,904)	(19,904)	—	—
Accrued interest payable	(185)	—	(185)	—
Written certificate of deposit option	(930)	—	(930)	—

		Fair Value Measurements at December 31, 2013 Using:
	December 31, 2013 Carrying Value
		(Level 1)	(Level 2)	(Level 3)

	(Dollars in thousands)
Assets:
Cash and cash equivalents	$77,331	$77,331	$—	$—
Available for sale securities	511,006	445	510,561	—
Loans held for sale	4,838	—	4,866	—
Loans, net	1,029,192	—	—	1,031,491
FHLB stock	26,464	n/a	n/a	n/a
Accrued interest receivable	5,694	—	2,584	3,110
Interest rate caps	546	—	—	546
Purchased certificate of deposit option	155	—	155	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(899,481)	(899,481)	—	—
Certificates of deposit	(492,271)	—	(500,651)	—
FHLB advances	(50,000)	—	(55,327)	—
Repurchase agreements and other	(90,578)	—	(98,462)	—
Advance payments by borrowers for taxes and insurance	(20,060)	(20,060)	—	—
Accrued interest payable	(550)	—	(550)	—
Written certificate of deposit option	(155)	—	(155)	—

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

19.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Interest on deposits and borrowings	$12,190	$13,426	$18,053
Income taxes	130	1,300	—
Supplemental schedule of noncash activities:
Loans transferred to held for sale	—	—	1,214
Transfers from loans to real estate owned	1,982	1,860	7,181
Transfers from real estate owned to premises and equipment	—	—	1,746
Amortization of preferred stock discount	—	6,751	—
Conversion of preferred stock to common stock	—	21,841	—

20.	DERIVATIVES

Home Savings utilizes interest rate cap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. Home Savings entered into an interest rate cap agreement in October 2011 with an outside counterparty. Home Savings receives proceeds from the counterparty if interest rates exceed the cap rate computed based on the underlying notional amounts. The notional amount of the interest rate caps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate cap agreements. The interest rate caps are carried as freestanding derivatives, considered an economic hedge classified as an other asset with a carrying value of $180,000 at December 31, 2014 with changes in fair value of approximately $366,000 during 2014 reported in current earnings through other noninterest income.

Summary information about the interest rate caps not designated hedges as of December 31, 2014 and 2013 is as follows:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Notional amounts	$100,000	$100,000
Weighted average strike rate, based on three-month LIBOR	1.50%	1.50%
Weighted average maturity remaining	1.75 years	2.75 years
Fair value of combined interest rate caps	$180	$546

The following table presents net gains/(losses) recorded in noninterest income relating to instruments not designated as hedges:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Interest rate caps	$(366)	$110

Home Savings periodically enters into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the Power CD). The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while Home Savings receives a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated statements of financial condition.

Summary information about purchased and written options is as follows:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Notion amount of purchased/written option	$8,264	$2,015
Weighted average maturity	5.4 years	5.8 years
Fair value of purchased/written option	$930	$155

Purchased and written options are mirror derivative instruments and as such the change in fair value is recorded through noninterest income, and offset each other. These options increased in value $103,000 in 2014.

The following table reflects the fair value and location in the consolidated statement of financial condition of interest rate caps, along with purchased and written certificates of deposit options:

Included in other assets:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Interest rate caps	$180	$546
Purchased certificate of deposit option	930	155

Included in other liabilities:

	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Written certificate of deposit option	$930	$155

Home Savings is subject to counterparty risk. Counterparty risk is the risk to Home Savings that the counterparty will not live up to its contractual obligations. The ability of Home Savings to realize the benefit of the derivative contracts is dependent on the creditworthiness of the counterparty, which Home Savings expects will perform in accordance with the terms of the contracts.

21.	PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31,
	2014	2013
	(Dollars in thousands)
Assets
Cash and deposits with banks	$20,764	$28,889
Federal funds sold and other	—	17
Total cash and cash equivalents	20,764	28,906
Securities:
Available for sale	—	445
Investment in subsidiary-Home Savings	217,372	146,276
Other assets	2,043	46
Total assets	$240,179	$175,673
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$44	$599
Total liabilities	44	599
Total shareholders’ equity	240,135	175,074
Total liabilities and shareholders’ equity	$240,179	$175,673

Condensed Statements of Income and Comprehensive Income

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Income
Interest income	$8	$5	$7
Non-interest income (loss)	331	—	(13)
Total income (loss)	339	5	(6)
Expenses
Non-interest expenses	867	957	693
Total expenses	867	957	693
Loss before income taxes	(528)	(952)	(699)
Income tax benefit	(2,035)	—	(22)
Income (loss) before equity in undistributed net earnings of subsidiaries	1,507	(952)	(677)
Increase (decrease) in undistributed earnings of subsidiaries	48,699	10,979	(19,760)
Net income (loss)	$50,206	$10,027	$(20,437)
Comprehensive income (loss)	$71,873	$(38,320)	$(18,787)

Condensed Statements of Cash Flows

	Year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$50,206	$10,027	$(20,437)
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in undistributed earnings of the subsidiaries	(48,699)	(10,979)	19,760
Security impairment charges on equity investments	—	—	13
Increase in deferred tax assets	(1,996)	—	—
Decrease (increase) in other assets	—	2,058	(1,556)
Net gains on securities sales	(331)	—	—
(Decrease) increase in other liabilities	(535)	45	(103)
Net cash from operating activities	(1,355)	1,151	(2,323)
Cash Flows from Investing Activities
Sales of:
Securities available for sale	431	—	—
Equity investment in Home Savings	—	(16,000)	—
Net cash from investing activities	431	(16,000)	—
Cash Flows from Financing Activities
Issuance of preferred stock	—	21,841	—
Issuance of common stock, net of issuance costs	—	20,501	—
Purchase of treasury stock	(6,389)	—	—
Dividends paid	(1,001)	—	—
Proceeds from the exercise of stock options	172	155	2
Net cash from financing activities	(7,218)	42,497	2
Change in cash and cash equivalents	(8,142)	27,648	(2,321)
Cash and cash equivalents, beginning of year	28,906	1,258	3,579
Cash and cash equivalents, end of year	$20,764	$28,906	$1,258

22.	SEGMENT INFORMATION

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

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 74,869, 364,880 and 618,511 shares were anti-dilutive for the year ended December 31, 2014, 2013 and 2012, respectively.

	Twelve months ended
	December 31,
	2014	2013	2012
	(In thousands, except per share data)
Net income (loss) per consolidated statements of income	$50,206	$10,027	$(20,437)
Net (income) loss allocated to participating securities	(209)	(36)	59
Amortization of discount on preferred stock	—	(6,751)	—
Net income (loss) allocated to common stock	$49,997	$3,240	$(20,378)
Basic earnings (loss) per common share computation:
Distributed earnings allocated to common stock	$1,001	$—	$—
Undistributed earnings (loss) allocated to common stock	48,996	3,240	(20,378)
Net earnings (loss) allocated to common stock	$49,997	$3,240	$(20,378)
Weighted average common shares outstanding, including shares considered participating securities	50,125	44,423	32,805
Less: Average participating securities	(208)	(161)	(94)
Weighted average shares	49,917	44,262	32,711
Basic earnings (loss) per common share	$1.00	$0.07	$(0.62)
Diluted earnings (loss) per common share computation:
Net earnings (loss) allocated to common stock	$49,997	$3,240	$(20,378)
Weighted average common shares outstanding for basic earnings per common share	49,917	44,262	32,711
Add: Dilutive effects of assumed exercises of stock options	251	271	—
Weighted average shares and dilutive potential common shares	50,168	44,533	32,711
Diluted earnings (loss) per common share	$1.00	$0.07	$(0.62)

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

24.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized quarterly data for each of the years indicated.

	Unaudited
	First	Second		Third	Fourth
2014:	Quarter	Quarter		Quarter	Quarter	Total
	(Dollars in thousands, except per share data)
Interest income	$15,705	$15,811		$15,736	$15,992	$63,244
Interest expense	3,103	3,070		3,011	2,641	11,825
Net interest income	12,602	12,741		12,725	13,351	51,419
Provision for loan losses	33	(1,614	) (1)	116	194	(1,271)
Net interest income after provision for loan losses	12,569	14,355		12,609	13,157	52,690
Non-interest income	3,224	3,438		4,174	2,905	13,741
Non-interest expenses	13,543	14,226		14,252	13,939	55,960
Income before taxes	2,250	3,567		2,531	2,123	10,471
Income tax expense (benefit)	156	(38,837	) (2)	(369)	(685)	(39,735)
Net income	$2,094	$42,404		$2,900	$2,808	$50,206
Earnings (loss) per share:
Basic earnings (loss)	$0.04	$0.84		$0.06	$0.06	$1.00
Diluted earnings (loss)	0.04	0.84		0.06	0.06	1.00
1.

The decrease in provision for loan losses in the second quarter, which was due primarily to a recovery of $1.0 million associated with a commercial loan customer, resulted in a release of approximately $748,000 in reserves.  In addition to a change in loan loss factors associated with residential mortgage construction loans  resulted in the release of approximately $794,000 in reserves.

2.

As of June 30, 2014, the Company had reversed $38.8 million of the valuation allowance on its net deferred tax asset (DTA). The Company has evaluated its future taxable earnings projections and as a result, the entire amount of the DTA allowance reversal was determined to be a discrete item.    The realization of a DTA is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. “More likely than not” is defined as the DTA being more than 50% likely of being realized. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of the DTA both positive and negative, that could be objectively verified.

	Unaudited
	First	Second	Third		Fourth
2013:	Quarter	Quarter	Quarter		Quarter	Total
	(Dollars in thousands, except per share data)
Interest income	$16,436	$15,987	$16,009		$16,312	$64,744
Interest expense	3,519	3,351	3,305		3,238	13,413
Net interest income	12,917	12,636	12,704		13,074	51,331
Provision for loan losses	2,064	1,113	657	(1)	282	4,116
Net interest income after provision for loan losses	10,853	11,523	12,047		12,792	47,215
Non-interest income	5,693	6,384	3,548	(2)	4,124	19,749
Non-interest expenses	13,864	14,368	13,528		14,977	56,737
Income before taxes	2,682	3,539	2,067		1,939	10,227
Income tax expense (benefit) (3)	—	150	350		(300)	200
Net income (loss)	$2,682	$3,389	$1,717		$2,239	$10,027
Earnings (loss) per share:
Basic earnings (loss)	$0.06	$(0.06)	$0.03		$0.04	$0.07
Diluted earnings (loss)	0.06	(0.06)	0.03		0.04	0.07
1.	The decrease in provision for loan losses in the third quarter was due primarily to a recovery of $1.9 million resulting from the sale of one nonperforming loan.
2.

The decline in noninterest income in the third quarter was driven by no gains recognized on sales of available for sale securities. Further impacting the decline was lower mortgage banking income due to fewer loans originated for sale. The rise in longer-term rates in the second quarter negatively impacted the volume of loans originated for sale in the subsequent quarters.

3.

The Company recognized income tax expense of $200,000 for the year ended December 31, 2013 as a result of a 2013 alternative minimum tax (AMT) liability. While the Company has significant net operating loss (NOL) carryforwards available to offset taxable income for both regular tax and AMT purposes, tax laws only permit the AMT NOL carryforward to offset 90% of current year taxable income for purposes of determining the AMT liability. Thus, an AMT liability of $200,000 was generated for the current year by applying the AMT rate of 20% to AMT taxable income. While tax laws permit the Company to carry forward this $200,000 in the form of an AMT credit to be used in future periods, the resulting deferred tax benefit is fully offset by a valuation allowance. The changes related to income tax expense, from quarter to quarter, are due to changes in estimates of AMT taxable income during the year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

United Community Financial Corp.

Youngstown, Ohio

We have audited the accompanying consolidated statements of financial condition of United Community Financial Corp. (Company) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ Crowe Horwath LLP
Crowe Horwath LLP
Cleveland, Ohio
March 12, 2015

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of United Community’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that United Community maintained effective internal control over financial reporting as of December 31, 2014.

United Community’s independent registered public accounting firm has issued its report on the effectiveness of United Community’s internal control over financial reporting as of December 31, 2014, as stated in their report dated March 10, 2015.

/S/ Gary M. Small	/S/ Timothy W. Esson
Gary M. Small, Chief Executive Officer	Timothy W. Esson, Chief Financial Officer
March 12, 2015	March 12, 2015

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

United Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of United Community’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2014 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Management concluded that disclosure controls and procedures as of December 31, 2014, are effective to ensure that information required to be disclosed in the reports that United Community files or submits under the Exchange Act is accumulated and communicated to management, including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Additionally, there were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, both of which are contained in Item 8 of this Form 10-K and incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information contained in the Proxy Statement for the 2015 Annual Meeting of Shareholders of United Community (Proxy Statement), to be filed with the Securities and Exchange Commission (Commission) on or about March 24, 2015, under the captions Election of Directors, Incumbent Directors, Board Meetings and Committees, Director Compensation, Executive Officers, and Section 16(a) Beneficial Ownership Reporting Compliance is incorporated herein by reference.

United Community has adopted a code of ethics which is available on United Community’s website at www.ucfconline.com, and any amendments thereto will be made available on the website.

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

The following table shows, as of December 31, 2014, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, the number of common shares issued under restricted stock grants, the weighted average share price of those grants, and the number of common shares remaining for future issuance under the 2007 Plan, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted stock awards	Weighted- average grant price of restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	579,905	$2.52	223,624	$3.88	687,873

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

UNITED COMMUNITY FINANCIAL CORP.
/S/ Gary M. Small
Gary M. Small Chief Executive Officer, Principal Executive Officer and Director
(Duly Authorized Representative)
Date: March 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ Richard J. Schiraldi	/S/ Gary M. Small
Richard J. Schiraldi	Gary M. Small
Chairman of the Board and Director	Chief Executive Officer, Principal Executive Officer and Director
Date: March 12, 2015	Date: March 12, 2015

/S/ Timothy W. Esson	/S/ Marty E. Adams
Timothy W. Esson	Marty E. Adams
Chief Financial Officer and Principal Financial Officer	Director
Date: March 12, 2015	Date: March 12, 2015

/S/ Zahid Afzal	/S/ Patrick W. Bevack
Zahid Afzal	Patrick W. Bevack
Director	Director
Date: March 12, 2015	Date: March 12, 2015

/S/ Lee Burdman	/S/ Scott N. Crewson
Lee Burdman	Scott N. Crewson
Director	Director
Date: March 12, 2015	Date: March 12, 2015

/S/ Scott D. Hunter	/S/ Ellen Tressel
Scott D. Hunter	Ellen Tressel
Director	Director
Date: March 12, 2015	Date: March 12, 2015

INDEX TO EXHIBITS

Exhibit Number
3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) with the Securities and Exchange Commission (SEC), Exhibit 3.1

3.2	Amendment to Articles of Incorporation	Incorporated by reference to the Form 8-A filed by United Community on June 5, 1998 with the SEC, Exhibit 2(b)

3.3	Amended Code of Regulations	Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2

10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 Form 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1

10.2	Consulting Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack dated March 17, 2014	Incorporated by reference to the Form 8-K filed by United Community on March 21, 2014 via Edgar, film number 14709682, Exhibit 10.1

10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Gary M. Small dated March 17, 2014	Incorporated by reference to the Form 8-K filed by United Community on March 21, 2014 via Edgar, film number 14709682, Exhibit 10.2

10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Jude J. Nohra dated April 30, 2010	Incorporated by reference to the Second Quarter Form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.4

10.5	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Matthew T. Garrity dated April 30, 2010	*

10.6	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Timothy W. Esson dated September 29, 2011	*

10.7	2012 Executive Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on June 4, 2012 via Edgar, film number 12885641, Exhibit 10.1

10.8	2013 Executive Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on March 28, 2013 via Edgar, film number 13724891, Exhibit 10.1

10.9	Amended and restated 2014 Executive Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on August 29, 2014 via Edgar, film number 141127272, Exhibit 10.1

10.10	2014 Long Term Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on January 27, 2014 via Edgar, film number 14549383, Exhibit 10.2

11	Statement Regarding Computation of Per Share Earnings	Incorporated by reference to Note 23 to the Consolidated Financial Statements included in Item 8 herein

21	Subsidiaries of Registrant	*

23	Crowe Horwath LLP Consent	*

31.1	Section 302 Certification by Chief Executive Officer	*

Exhibit Number
31.2	Section 302 Certification by Chief Financial Officer	*

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer	*

101	Interactive Data File	*

* Filed herewith