Form 10-Q
period 2015-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2015-05-07
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,140,444 common shares as of April 30, 2015.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$22,197	$21,152
Federal funds sold	19,468	11,828
Total cash and cash equivalents	41,665	32,980
Securities:
Available for sale, at fair value	492,412	499,790
Loans held for sale, at lower of cost or market	29,635	20,730
Loans held for sale, at fair value	1,608	—
Loans, net of allowance for loan losses of $17,221 and $17,687	1,168,434	1,148,093
Federal Home Loan Bank stock, at cost	18,068	18,068
Premises and equipment, net	20,790	21,002
Accrued interest receivable	5,208	5,763
Real estate owned and other repossessed assets, net	3,119	3,467
Core deposit intangible	70	84
Cash surrender value of life insurance	46,733	46,401
Other assets	32,878	37,172
Total assets	$1,860,620	$1,833,550
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Interest bearing	$1,207,232	$1,159,871
Non-interest bearing	199,512	187,965
Total deposits	1,406,744	1,347,836
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	46,389	46,194
Short-term Federal Home Loan Bank advances	106,000	140,000
Total Federal Home Loan Bank advances	152,389	186,194
Repurchase agreements and other	30,552	30,558
Total borrowed funds	182,941	216,752
Advance payments by borrowers for taxes and insurance	14,529	19,904
Accrued interest payable	219	185
Accrued expenses and other liabilities	9,083	8,738
Total liabilities	1,613,516	1,593,415
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 49,309,412 and 49,239,004 shares, respectively, outstanding	173,923	174,385
Retained earnings	131,238	128,512
Accumulated other comprehensive income (loss)	(16,108)	(19,998)
Treasury stock, at cost, 4,829,498 and 4,899,906 shares, respectively	(41,949)	(42,764)
Total shareholders’ equity	247,104	240,135
Total liabilities and shareholders’ equity	$1,860,620	$1,833,550

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands,
	except per share data)
Interest income
Loans	$12,691	$12,122
Loans held for sale	294	49
Securities available for sale	2,861	3,241
Federal Home Loan Bank stock dividends	182	267
Other interest earning assets	6	26
Total interest income	16,034	15,705
Interest expense
Deposits	1,533	1,677
Federal Home Loan Bank advances	305	518
Repurchase agreements and other	316	908
Total interest expense	2,154	3,103
Net interest income	13,880	12,602
(Recovery) provision for loan losses	(184)	33
Net interest income after provision for loan losses	14,064	12,569
Non-interest income
Non-deposit investment income	292	341
Mortgage servicing fees	674	689
Deposit related fees	1,065	1,198
Mortgage servicing rights valuation	(161)	(1)
Mortgage servicing rights amortization	(443)	(392)
Other service fees	17	—
Net gains (losses):
Securities available for sale (includes $11 and $3, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	11	3
Mortgage banking income	1,553	612
Real estate owned and other repossessed assets, net	(90)	(383)
Card fees	816	772
Other income	384	385
Total non-interest income	4,118	3,224
Non-interest expense
Salaries and employee benefits	7,176	7,580
Occupancy	918	933
Equipment and data processing	1,672	1,798
Franchise tax	326	198
Advertising	142	189
Amortization of core deposit intangible	14	19
FDIC insurance premiums	326	253
Other insurance premiums	84	137
Legal and consulting fees	217	161
Other professional fees	376	392
Real estate owned and other repossessed asset expenses	141	213
Other expenses	1,289	1,670
Total non-interest expenses	12,681	13,543
Income before income taxes	5,501	2,250
Income tax expense (includes $4 and $0 income tax expense from reclassification items)	1,815	156
Net income	$3,686	$2,094

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Net income	$3,686	$2,094
Other comprehensive income
Unrealized gains on securities, net of tax	3,890	12,568
Total other comprehensive income	$3,890	$12,568
Comprehensive income	$7,576	$14,662
Earnings per share
Basic	$0.07	$0.04
Diluted	0.07	0.04

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2015	49,239,004	$174,385	$128,512	$(19,998)	$(42,764)	$240,135
Net income			3,686			3,686
Comprehensive income				3,890		3,890
Stock option exercises	8,000		(54)		70	16
Stock option expenses		6				6
Restricted stock grants	125,026	(664)	(427)		1,091	—
Restricted stock forfeitures	(8,091)	6	14		(52)	(32)
Restricted stock amortization		190				190
Cash dividend payments ($0.01 per share)			(493)			(493)
Treasury stock purchases	(54,527)				(294)	(294)
Balance March 31, 2015	49,309,412	$173,923	$131,238	$(16,108)	$(41,949)	$247,104

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2014	50,339,089	$174,719	$81,515	$(41,665)	$(39,495)	$175,074
Net income			2,094			2,094
Comprehensive income				12,568		12,568
Stock option exercises	4,000		(33)		41	8
Stock option expenses		6				6
Restricted stock grants	109,849	(394)	(748)		1,142	—
Restricted stock forfeitures	(30,777)	12	19		(131)	(100)
Restricted stock amortization		179				179
Balance March 31, 2014	50,422,161	$174,522	$82,847	$(29,097)	$(38,443)	$189,829

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$3,686	$2,094
Adjustments to reconcile net income to net cash provided by operating activities
(Recovery) provision for loan losses	(184)	33
Mortgage banking income	(1,553)	(612)
Net losses on real estate owned and other repossessed assets sold	90	383
Net gain on available for sale securities sold	(11)	(3)
Net loss (gain) on other assets sold	—	7
Amortization of premiums and accretion of discounts	76	311
Depreciation and amortization	510	491
Net change in interest receivable	555	533
Net change in interest payable	34	35
Net change in prepaid and other assets	(987)	834
Net change in other liabilities	345	(1,991)
Stock based compensation	147	85
Net principal disbursed on loans originated for sale	(55,885)	(26,861)
Proceeds from sale of loans held for sale	46,925	28,081
Net change in deferred tax assets	3,765	—
Cash surrender value of life insurance	(332)	(350)
Net change in interest rate caps	54	127
Net cash from operating activities	(2,765)	3,197
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	7,477	5,503
Proceeds from the sale of securities available for sale	5,153	4
Proceeds from the sale of real estate owned and other repossessed assets	751	1,491
Proceeds from the sale of premises and equipment	—	30
Purchases of premises and equipment	(290)	(198)
Principal disbursed on loans, net of repayments	(19,110)	(32,033)
Loans purchased	(1,304)	—
Redemption of FHLB stock	—	8,396
Net cash from investing activities	(7,323)	(16,807)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	64,632	30,239
Net decrease in certificates of deposit	(5,724)	(23,913)
Net decrease in advance payments by borrowers for taxes and insurance	(5,375)	(7,814)
Net change in Federal Home Loan Bank overnight advances	(34,000)	—
Net change in repurchase agreements and other borrowed funds	(6)	(6)
Proceeds from the exercise of stock options	16	8
Dividends paid	(493)	—
Purchase of treasury stock	(277)	—
Net cash from financing activities	18,773	(1,486)
Change in cash and cash equivalents	8,685	(15,096)
Cash and cash equivalents, beginning of period	32,980	77,331
Cash and cash equivalents, end of period	$41,665	$62,235

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

The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2014.

Some items in the prior year financial statements were reclassified to conform to the current presentation. These reclassifications had no effect on prior year consolidated statements of operations or shareholders’ equity.

2.	RECENT ACCOUNTING DEVELOPMENTS

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

Specifically, the new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. Additional disclosures are required detailing the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages collateralized by real estate property that are in the process of foreclosure. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, but did result in additional disclosures.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU amends the current consolidation guidance and affects both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

3.	STOCK COMPENSATION

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

There were 2,192 stock options granted in 2015 and there were 1,794 stock options granted in 2014 under the 2007 Plan. The options must be exercised within 10 years from the date of grant.  Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $6,200 in stock option expenses for the three months ended March 31, 2015.  The Company recognized $6,400 in stock option expenses for the three months ended March 31, 2014. The Company expects to recognize additional expense of $15,000 for the remainder of 2015 and $5,000 in 2016.

A summary of activity in the plans is as follows:

	For the three months ended
	March 31, 2015
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	579,905	$2.52
Granted	2,192	5.35
Exercised	(8,000)	2
Forfeited and expired	—	—
Outstanding at end of period	574,097	2.54	$1,710
Options exercisable at end of period	556,631	2.49	$1,686

Information related to the stock option plans for the three months ended March 31, 2015 follows:

March 31, 2015
Intrinsic value of options exercised	$26,400
Cash received from option exercises	16,000
Tax benefit realized from option exercises	—
Weighted average fair value of options granted, per share	$1.93

As of March 31, 2015, the cost of nonvested stock options is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of options granted during the first quarter of 2015 was determined using the following weighted-average assumptions as of the grant date:

January 8, 2015
Risk-free interest rate	1.49%
Expected term (years)	5
Expected stock volatility	36.66%
Dividend yield	0.75%

Outstanding stock options have a weighted average remaining life of 4.76 years and may be exercised in the range of $1.20 to $5.89.

Restricted Stock Awards:

The 2007 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at March 31, 2015 aggregated 314,951, of which 80,441 will vest during 2015, 88,851 will vest in 2016, 84,284 will vest in 2017 and 61,375 will vest in 2018. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $190,000 in restricted stock award expenses for the three months ended March 31, 2015, and approximately $179,000 in restricted stock award expenses for the three months ended March 31, 2014. The Company expects to recognize additional expenses of approximately $458,000 in 2015, $456,000 in 2016, $255,000 in 2017 and $83,000 in 2018.

A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2015 is as follows:

	For the three months ended
	March 31, 2015
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	223,624	$3.88
Granted	125,026	5.31
Vested	(25,608)	4.11
Forfeited	(8,091)	4.87
Nonvested shares at end of period	314,951	$4.40

Executive Incentive Plan

The Executive Incentive Plan (“EIP”) provides incentive compensation awards to certain officers of the Company. Executive incentive awards are generally based upon the actual performance of the Company for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the EIP are calculated, they are paid 80% in cash and 20% in restricted stock. The restricted stock will be granted and vest equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $68,000 in expense for the restricted stock portion of the EIP and $168,000 for the cash portion of the EIP in the three months ended March 31, 2015.  The Company incurred $107,000 in expense for the restricted stock portion of the EIP and $100,000 for the cash portion of the EIP in three months ended March 31, 2014.  Restricted stock expenses for the EIP are included in the total restricted stock expenses discussed above.

Long-term Incentive Plan

The Long-term Incentive Plan (“LTIP”) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (“PSUs”).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $48,000 in expense for the LTIP in the three months ended March 31, 2015.  The Company incurred $50,000 in expense for the LTIP in the three months ended March 31, 2014.

4.	SECURITIES

Components of the available for sale portfolio are as follows:

	March 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$226,812	$947	$(866)	$226,893
Mortgage-backed GSE securities: residential	266,255	770	(1,506)	265,519
Total	$493,067	$1,717	$(2,372)	$492,412

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$232,225	$184	$(4,452)	$227,957
Mortgage-backed GSE securities: residential	274,204	331	(2,702)	271,833
Total	$506,429	$515	$(7,154)	$499,790

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	March 31, 2015
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	199,464	199,567
Due after ten years	27,348	27,326
Mortgage-backed GSE securities: residential	266,255	265,519
Total	$493,067	$492,412

Securities pledged for participation in the Ohio Linked Deposit Program were approximately $509,000 at March 31, 2015 and $501,000 at December 31, 2014.  Securities pledged for public funds were approximately $66.7 million at March 31, 2015 and $36.2 million at December 31, 2014.  Securities pledged for borrowings were approximately $68.0 million at March 31, 2015 and $82.2 million at December 31, 2014.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows:

	March 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized loss	Fair	Unrealized loss
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$41,547	$(104)	$55,810	$(762)	$97,357	$(866)
Mortgage-backed GSE securities: residential	30,851	(92)	108,848	(1,414)	139,699	(1,506)
Total temporarily impaired securities	$72,398	$(196)	$164,658	$(2,176)	$237,056	$(2,372)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized loss	Fair	Unrealized loss
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$—	$—	$214,495	$(4,452)	$214,495	$(4,452)
Mortgage-backed GSE securities: residential	4,625	(40)	193,434	(2,662)	198,059	(2,702)
Total temporarily impaired securities	$4,625	$(40)	$407,929	$(7,114)	$412,554	$(7,154)

All of the U.S. Treasury and government sponsored entities (GSE) and mortgage-backed securities that were temporarily impaired at March 31, 2015 and December 31, 2014, were impaired due to the level of interest rates at that time. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities have not been recognized into income as of March 31, 2015 and December 31, 2014 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses. The Company can look for opportunities to sell securities to reduce the portfolio or change the duration characteristics. All of the securities are GSE issued debt or mortgage-backed securities and carry the same rating as the U.S. Government. The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities until maturity.

At March 31, 2015 and December 31, 2014, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014. The Company expects to realize all interest and principal on these securities.

Proceeds from sales of available for sale securities were $5.2 million and $4,000 for the three months ended March 31, 2015 and 2014, respectively. Gross gains of $11,000 and $3,000 were realized on these sales during the three months ended March 31, 2015 and 2014, respectively.

5.	LOANS

Portfolio loans consist of the following:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Commercial loans
Multifamily	$63,597	$60,546
Nonresidential	132,305	121,595
Land	9,437	9,484
Construction	11,030	16,064
Secured	53,598	45,088
Unsecured	438	134
Total commercial loans	270,405	252,911
Residential mortgage loans
One-to four-family	696,387	694,105
Construction	37,293	37,113
Total residential mortgage loans	733,680	731,218
Consumer loans
Home equity	155,002	154,776
Auto	7,154	5,902
Marine	3,301	3,917
Recreational vehicle	13,447	14,054
Other	1,831	2,105
Total consumer loans	180,735	180,754
Total loans	1,184,820	1,164,883
Less:
Allowance for loan losses	17,221	17,687
Deferred loan fees, net	(835)	(897)
Total	16,386	16,790
Loans, net	$1,168,434	$1,148,093

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

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of March 31, 2015 and December 31, 2014 and activity for the three months ended March 31, 2015 and 2014.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended March 31, 2015
Beginning balance	$5,690	$8,517	$3,480	$17,687
Provision	158	(871)	529	(184)
Charge-offs	(15)	(166)	(531)	(712)
Recoveries	112	186	132	430
Ending balance	$5,945	$7,666	$3,610	$17,221
March 31, 2015
Period-end amount allocated to:
Loans individually evaluated for impairment	$682	$1,707	$804	$3,193
Loans collectively evaluated for impairment	5,263	5,959	2,806	14,028
Ending balance	$5,945	$7,666	$3,610	$17,221
Period-end balances:
Loans individually evaluated for impairment	$14,509	$19,244	$12,050	$45,803
Loans collectively evaluated for impairment	255,896	714,436	168,685	1,139,017
Ending balance	$270,405	$733,680	$180,735	$1,184,820

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended March 31, 2014
Beginning balance	$6,984	$9,830	$4,302	$21,116
Provision	490	(330)	(127)	33
Charge-offs	(442)	(315)	(407)	(1,164)
Recoveries	243	152	174	569
Ending balance	$7,275	$9,337	$3,942	$20,554
December 31, 2014
Period-end amount allocated to:
Loans individually evaluated for impairment	$717	$1,751	$842	$3,310
Loans collectively evaluated for impairment	4,973	6,766	2,638	14,377
Ending balance	$5,690	$8,517	$3,480	$17,687
Period-end balances:
Loans individually evaluated for impairment	$14,845	$19,209	$11,843	$45,897
Loans collectively evaluated for impairment	238,066	712,009	168,911	1,118,986
Ending balance	$252,911	$731,218	$180,754	$1,164,883

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recovery. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations and other external factors.  At December 31, 2014, the Company evaluated two years of net charge-off history and applied the information to the current period. This component was combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding principal balance by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. As of March 31, 2015, the Company evaluated 10 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans and is no longer being applied by internal risk grade. This change in methodology did not have a material effect on the calculation of the allowance for loan losses.

The following table presents loans individually evaluated for impairment by class of loans as of and for three months ended March 31, 2015:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$197	$85	$—	$86	$—	$—
Nonresidential	4,258	2,450	—	3,880	1	39
Land	3,958	532	—	532	—	—
Construction	1,126	188	—	439	—	—
Secured	3,898	3,700	—	3,704	—	—
Unsecured	1,489	—	—	—	—	19
Total commercial loans	14,926	6,955	—	8,641	1	58
Residential mortgage loans
One-to four-family	6,134	4,649	—	5,341	10	29
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,134	4,649	—	5,341	10	29
Consumer loans
Home equity	2,294	1,679	—	1,739	6	17
Auto	40	32	—	61	—	1
Marine	519	293		189	2	5
Recreational vehicle	97	69	—	181	1	1
Other	—	—	—	3	—	—
Total consumer loans	2,950	2,073	—	2,173	9	24
Total	$24,010	$13,677	$—	$16,155	$20	$111
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$21	$—	$—
Nonresidential	6,550	6,367	586	3,644	37	39
Land	—	—	—	—	—	—
Construction	2,815	863	93	1,338	—	—
Secured	324	324	3	324	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	9,689	7,554	682	5,327	37	39
Residential mortgage loans
One-to four-family	14,595	14,595	1,707	14,630	138	153
Construction	—	—	—	—	—	—
Total residential mortgage loans	14,595	14,595	1,707	14,630	138	153
Consumer loans
Home equity	9,256	9,256	687	9,662	114	122
Auto	5	5	—	7	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	716	716	117	737	6	6
Other	—	—	—	—	—	—
Total consumer loans	9,977	9,977	804	10,406	120	128
Total	34,261	32,126	3,193	30,363	295	320
Total impaired loans	$58,271	$45,803	$3,193	$46,518	$315	$431

The following tables present loans individually evaluated for impairment by class of loans as of and for three months ended March 31, 2014:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$90	$90	$—	$490	$—	$—
Nonresidential	5,514	3,920	—	4,943	2	11
Land	3,913	487	—	487	—	—
Construction	—	—	—	—	—	—
Secured	4,073	3,711	—	4,149	—	1
Unsecured	3,945	—	—	1	—	43
Total commercial loans	17,535	8,208	—	10,070	2	55
Residential mortgage loans
One-to four-family	5,807	4,431	—	11,424	—	39
Construction	1,350	641	—	1,160	—	—
Total residential mortgage loans	7,157	5,072	—	12,584	-	39
Consumer loans
Home equity	2,259	1,751	—	6,623	26	45
Auto	72	51	—	49	—	3
Marine	157	157		166	—	3
Recreational vehicle	188	66	—	452	—	4
Other	1	1	—	1	—	—
Total consumer loans	2,677	2,026	—	7,291	26	55
Total	$27,369	$15,306	$—	$29,945	$28	$149
With a specific allowance recorded
Commercial loans
Multifamily	$1,185	$1,085	$206	$335	$11	$16
Nonresidential	1,914	1,423	90	1,167	1	4
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	324	324	3	132	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	3,423	2,832	299	1,634	12	20
Residential mortgage loans
One-to four-family	16,487	16,231	2,224	7,951	171	177
Construction	3,829	2,241	677	2,266	—	—
Total residential mortgage loans	20,316	18,472	2,901	10,217	171	177
Consumer loans
Home equity	10,668	10,638	999	5,028	153	160
Auto	9	9	—	2	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	856	827	141	553	5	5
Other	—	—	—	—	—	—
Total consumer loans	11,533	11,474	1,140	5,583	158	165
Total	35,272	32,778	4,340	17,434	341	362
Total impaired loans	$62,641	$48,084	$4,340	$47,379	$369	$511

The following table present loans individually evaluated for impairment by class of loans as of December 31, 2014:

Impaired Loans

(Dollars in thousands)

	Unpaid principal balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$185	$85	$—
Nonresidential	7,201	5,582	—
Land	3,958	532	—
Construction	1,126	188	—
Secured	3,903	3,702	—
Unsecured	3,258	—	—
Total commercial loans	19,631	10,089	—
Residential mortgage loans
One-to four-family	6,015	4,518	—
Construction	—	—	—
Total residential mortgage loans	6,015	4,518	—
Consumer loans
Home equity	1,901	1,262	—
Auto	47	37	—
Marine	151	151	—
Recreational vehicle	124	81	—
Other	—	—	—
Total consumer loans	2,223	1,531	—
Total	$27,869	$16,138	$—
With a specific allowance recorded
Commercial loans
Multifamily	$33	$8	$6
Nonresidential	3,944	3,561	615
Land	—	—	—
Construction	2,815	863	93
Secured	324	324	3
Unsecured	—	—	—
Total commercial loans	7,116	4,756	717
Residential mortgage loans
One-to four-family	14,691	14,691	1,751
Construction	—	—	—
Total residential mortgage loans	14,691	14,691	1,751
Consumer loans
Home equity	9,577	9,577	722
Auto	7	6	1
Marine	—	—	—
Recreational vehicle	729	729	119
Other	—	—	—
Total consumer loans	10,313	10,312	842
Total	32,120	29,759	3,310
Total impaired loans	$59,989	$45,897	$3,310

Home Savings reclassifies a collateralized mortgage loan and consumer loans secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at March 31, 2015 and December 31, 2014 but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	March 31, 2015		December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Loans in Process of Foreclosure	$3,276	$2,982	$2,421	$2,150

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of March 31, 2015:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of March 31, 2015

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$85	$—
Nonresidential	5,700	—
Land	531	—
Construction	1,051	—
Secured	4,016	—
Unsecured	—	—
Total commercial loans	11,383	—
Residential mortgage loans
One-to four-family	6,652	—
Construction	—	—
Total residential mortgage loans	6,652	—
Consumer Loans
Home equity	1,653	—
Auto	47	—
Marine	259	—
Recreational vehicle	101	—
Other	1	—
Total consumer loans	2,061	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$20,096	$—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2014:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2014

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$93	$—
Nonresidential	5,781	—
Land	531	—
Construction	1,051	—
Secured	4,016	—
Unsecured	—	—
Total commercial loans	11,472	—
Residential mortgage loans
One-to four-family	6,816	—
Construction	—	—
Total residential mortgage loans	6,816	—
Consumer Loans
Home equity	1,792	—
Auto	66	—
Marine	119	—
Recreational vehicle	184	—
Other	2	—
Total consumer loans	2,163	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$20,451	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of March 31, 2015:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$85	$85	$63,512	$63,597
Nonresidential	48	—	3,872	3,920	128,385	132,305
Land	—	—	531	531	8,906	9,437
Construction	—	—	1,051	1,051	9,979	11,030
Secured	—	—	4,016	4,016	49,582	53,598
Unsecured	—	—	—	—	438	438
Total commercial loans	48	—	9,555	9,603	260,802	270,405
Residential mortgage loans
One-to four-family	1,700	1,111	4,261	7,072	689,315	696,387
Construction	—	—	—	—	37,293	37,293
Total residential mortgage loans	1,700	1,111	4,261	7,072	726,608	733,680
Consumer Loans:
Home equity	360	178	1,332	1,870	153,132	155,002
Automobile	—	—	19	19	7,135	7,154
Marine	—	164	144	308	2,993	3,301
Recreational vehicle	11	453	46	510	12,937	13,447
Other	1	3	—	4	1,827	1,831
Total consumer loans	372	798	1,541	2,711	178,024	180,735
Total loans	$2,120	$1,909	$15,357	$19,386	$1,165,434	$1,184,820

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2014:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$93	$93	$60,453	$60,546
Nonresidential	—	—	3,891	3,891	117,704	121,595
Land	—	-	531	531	8,953	9,484
Construction	—	—	1,051	1,051	15,013	16,064
Secured	—	—	4,016	4,016	41,072	45,088
Unsecured	—	—	—	—	134	134
Total commercial loans	—	—	9,582	9,582	243,329	252,911
Residential mortgage loans
One-to four-family	2,279	605	4,856	7,740	686,365	694,105
Construction	—	—	—	—	37,113	37,113
Total residential mortgage loans	2,279	605	4,856	7,740	723,478	731,218
Consumer Loans:
Home equity	588	183	1,531	2,302	152,474	154,776
Automobile	21	—	30	51	5,851	5,902
Marine	—	686	—	686	3,231	3,917
Recreational vehicle	452	109	18	579	13,475	14,054
Other	3	4	1	8	2,097	2,105
Total consumer loans	1,064	982	1,580	3,626	177,128	180,754
Total loans	$3,343	$1,587	$16,018	$20,948	$1,143,935	$1,164,883

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2015:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One-to four-family	5	441	454
Construction	—	—	—
Total residential mortgage loans	5	441	454
Consumer loans
Home equity	2	354	354
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	2	354	354
Total restructured loans	7	$795	$808

The troubled debt restructurings described above increased the allowance for loan losses by $58,000 and resulted in no charge-offs during the three months ended March 31, 2015.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2014:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(Dollars in thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	1	120	120
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1	120	120
Residential mortgage loans
One-to four-family	9	569	576
Construction	—	—	—
Total residential mortgage loans	9	569	576
Consumer loans
Home equity	10	552	559
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	10	552	559
Total restructured loans	20	$1,241	$1,255

The troubled debt restructurings described above increased the allowance for loan losses by $56,000, but did not result in any chargeoffs during the three months ended March 31, 2014.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification as of March 31, 2015:

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	2	217
Construction	—	—
Total residential mortgage loans	2	217
Consumer loans
Home equity	1	15
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	1	15
Total restructured loans	3	$232

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three months ended March 31, 2015, and had no effect on the provision for loan losses.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification as of March 31, 2014:

	Number of loans	Recorded Investment
		(Dollars in thousands)
Commercial loans
Multifamily	1	$460
Nonresidential	—	—
Land	2	487
Construction	1	488
Secured	—	—
Unsecured	—	—
Total commercial loans	4	1,435
Residential mortgage loans
One-to four-family	3	550
Construction	—	—
Total residential mortgage loans	3	550
Consumer loans
Home equity	6	230
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	6	230
Total restructured loans	13	$2,215

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

As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

March 31, 2015

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$58,884	$1,852	$2,861	$—	$—	$2,861	$63,597
Nonresidential	103,515	12,087	16,703	—	—	16,703	132,305
Land	8,905	—	532	—	—	532	9,437
Construction	9,980	—	1,050	—	—	1,050	11,030
Secured	48,037	—	5,561	—	—	5,561	53,598
Unsecured	329	—	109	—	—	109	438
Total commercial loans	229,650	13,939	26,816	—	—	26,816	270,405
Residential mortgage loans
One-to four-family	687,783	150	8,454	—	—	8,454	696,387
Construction	37,293	—	—	—	—	—	37,293
Total residential mortgage loans	725,076	150	8,454	—	—	8,454	733,680
Consumer Loans
Home equity	153,047	—	1,955	—	—	1,955	155,002
Auto	7,105	—	49	—	—	49	7,154
Marine	3,000	8	293	—	—	293	3,301
Recreational vehicle	13,321	—	126	—	—	126	13,447
Other	1,826	—	5	—	—	5	1,831
Total consumer loans	178,299	8	2,428	—	—	2,428	180,735
Total loans	$1,133,025	$14,097	$37,698	$—	$—	$37,698	$1,184,820

Loans

December 31, 2014

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$53,485	$4,134	$2,927	$—	$—	$2,927	$60,546
Nonresidential	92,074	12,290	17,231	—	—	17,231	121,595
Land	8,952	—	532	—	—	532	9,484
Construction	15,013	—	1,051	—	—	1,051	16,064
Secured	39,480	900	4,708	—	—	4,708	45,088
Unsecured	22	—	112	—	—	112	134
Total commercial loans	209,026	17,324	26,561	—	—	26,561	252,911
Residential mortgage loans
One-to four-family	684,779	939	8,387	—	—	8,387	694,105
Construction	37,113	—	—	—	—	—	37,113
Total residential mortgage loans	721,892	939	8,387	—	—	8,387	731,218
Consumer Loans
Home equity	152,599	—	2,177	—	—	2,177	154,776
Auto	5,829	10	63	—	—	63	5,902
Marine	3,766	—	151	—	—	151	3,917
Recreational vehicle	13,846	—	208	—	—	208	14,054
Other	2,099	—	6	—	—	6	2,105
Total consumer loans	178,139	10	2,605	—	—	2,605	180,754
Total loans	$1,109,057	$18,273	$37,553	$—	$—	$37,553	$1,164,883

6.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion as of March 31, 2015 and December 31, 2014. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$834,600	$821,609
FNMA	253,592	259,463

Escrow balances are maintained at the Federal Home Loan Bank (FHLB) in connection with serviced loans totaling $1.1 and $1.0 million at March 31, 2015 and December 31, 2014, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Dollars in thousands)
Balance, beginning of year	$5,535	$5,941
Originations	451	254
Amortized to expense	(443)	(392)
Balance, end of period	5,543	5,803
Less valuation allowance	(219)	(1)
Net balance	$5,324	$5,802

Activity in the valuation allowance for mortgage servicing rights was as follows:

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
	(Dollars in thousands)
Balance, beginning of year	$(58)	$—
Impairment charges	(161)	(1)
Recoveries	—	—
Balance, end of period	$(219)	$(1)

The fair value of mortgage servicing rights as of March 31, 2015, was approximately $8.7 million and at December 31, 2014, the fair value was approximately $9.0 million.

Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2015, and December 31, 2014, were as follows:

	March 31, 2015	December 31, 2014
Weighted average prepayment rate	235 PSA	219 PSA
Weighted average life (in years)	3.55	3.61
Weighted average discount rate	8.00%	8.00%

7.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at March 31, 2015 and March 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Real estate owned and other repossessed assets	$4,363	$4,890
Valuation allowance	(1,244)	(1,423)
End of period	$3,119	$3,467

Activity in the valuation allowance was as follows:

	March 31, 2015	March 31, 2014
	(Dollars in thousands)
Beginning of year	$1,423	$4,059
Additions charged to expense	80	292
Reductions due to sales	(259)	(763)
End of period	$1,244	$3,588

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(Dollars in thousands)
Net (gain) loss on sales	$10	$91
Provision for unrealized losses, net	80	292
Operating expenses, net of rental income	141	213
Total expenses	$231	$596

8.	OTHER POSTRETIREMENT BENEFIT PLANS

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

Components of net periodic benefit cost are as follows:

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Service cost	$—	$—
Interest cost	13	14
Expected return on plan assets	—	—
Net amortization of prior service cost	(19)	(19)
Recognized net actuarial gain	(22)	(36)
Net periodic benefit cost/(gain)	$(28)	$(41)

Assumptions used in the valuations were as follows:
Weighted average discount rate	3.40%	3.95%

9.	FAIR VALUE MEASUREMENT

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

Loans held for sale, at fair value:  The Company elected the fair value option for all permanent construction loans held for sale originated on or after January 1, 2015. As noted above, the fair value of the Company’s construction perm loans held for sale was determined based on quoted prices for similar loans in active markets.  The fair value of permanent construction loans held for sale is determined, based on the committed loan amount, using quoted prices for similar assets, adjusted for specific attributes of that loan and other unobservable market data, such as time it takes to complete the project (Level 3).

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

		Fair Value Measurements at March 31, 2015 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities’ securities	$226,893	$—	$226,893	$—
Mortgage-backed GSE securities: residential	265,519	—	265,519	—
Loans held for sale, at fair value	1,608	—	—	1,608
Interest rate caps	126	—	—	126
Purchased certificate of deposit option	935	—	935	—
Liabilities
Written certificate of deposit option	935	—	935	—

		Fair Value Measurements at December 31, 2014 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities’ securities	$227,957	$—	$227,957	$—
Mortgage-backed GSE securities: residential	271,833	—	271,833	—
Interest rate caps	180	—	—	180
Purchased certificate of deposit option	930	—	930	—
Liabilities
Written certificate of deposit option	930	—	930	—

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2015 and 2014:

Loans Held for Sale, At Fair Value
For the Three Months Ended March 31,
2015
(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$—
Total gains (losses) for the period
Included in mortgage banking income	561
Included in other comprehensive income	—
Originations	1,047
Amortization	—
Sales	—
Balance of recurring Level 3 assets at end of period	$1,608

	Interest Rate Caps
	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$180	$546
Total gains (losses) for the period
Included in other income	75	2
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(129)	(129)
Sales	—	—
Balance of recurring Level 3 assets at end of period	$126	$419

There were no transfers between Level 2 and Level 3 during 2015 or 2014.

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2015:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$1,608	Comparable sales	Time discount	0.00-1.50%
Interest rate caps	126	Discounted cash flow	Discount rate	0.49-1.18%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2014:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Interest rate caps	$180	Discounted cash flow	Discount rate	0.49-1.18%

The fair value of interest rate caps was determined using proprietary models from third-party sources taking into account such factors as size of the transaction, the lack of a quoted market and the custom-tailored nature of the transaction. The fair value is inclusive of interest accruals, as applicable.

The fair value of loans held for sale, at fair value was determined using pricing from a quoted market, discounted for the length of time to the completion of the construction project.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2015 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans	$3,828	$—	$—	$3,828
Residential loans	406	—	—	406
Consumer loans	276	—	—	276
Mortgage servicing rights	1,457	—	1,457	—
Other real estate owned, net
Permanent real estate loans	626	—	—	626
Construction loans	1,013	—	—	1,013

		Fair Value Measurements at December 31, 2014 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans	$3,803	$—	$—	$3,803
Residential loans	765	—	—	765
Consumer loans	260	—	—	260
Mortgage servicing rights	1,138	—	1,138	—
Other real estate owned, net
Permanent real estate loans	640	—	—	640
Construction loans	1,286	—	—	1,286

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.5 million at March 31, 2015, that includes a specific valuation allowance of $678,000. This resulted in a decrease of the provision for loan losses of $35,000 during the three months ended March 31, 2015. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $2.7 million at March 31, 2014, which includes a specific valuation allowance of $959,000. This resulted in an increase in the provision for loan losses of $469,000 during the three months ended March 31, 2014.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.8 million at December 31, 2014, that includes a specific valuation allowance of $713,000.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At March 31, 2015, mortgage servicing rights carried at fair value were $1.5 million, resulting in a net valuation allowance of $219,000 for the three months ended March 31, 2015. At March 31, 2014, mortgage servicing rights, carried at fair value, totaled $103,000, which is made up of the outstanding balance of $104,000, net of a valuation allowance of $1,000. At December 31, 2014, mortgage servicing rights carried at fair value were $1.1 million, resulting in a net loss of $58,000 for the year ended December 31, 2014. Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At March 31, 2015, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a gross carrying amount of $2.9 million, with a valuation allowance of $1.2 million. This resulted in additional expenses of $80,000 during the three months ended March 31, 2015. At March 31, 2014, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a net carrying amount of $3.4 million with a valuation allowance of $3.6 million. This resulted in additional expenses of $292,000 during the three months ended March 31, 2014. At December 31, 2014, other real estate owned had a net carrying amount of $1.9 million, with a valuation allowance of $1.4 million.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans	$3,828	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-20.00% (10.00%)
Residential loans	406	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (10.00%)
Consumer loans	276	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (17.85%)
Foreclosed assets:
Permanent real estate loans	626	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-40.50% (10.93%)
Construction loans	1,013	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-53.10% (18.76%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans	$3,803	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-20.00% (10.00%)
Residential loans	765	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-11.80% (3.70%)
Consumer loans	260	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (5.00%)
Foreclosed assets:
Permanent real estate loans	640	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-51.10% (26.83%)
Construction loans	1,286	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-58.10% (22.20%)

The Company has elected the fair value option for newly originated permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of March 31, 2015.

March 31, 2015
(Dollars in thousands)
Aggregate fair value	$1,608
Contractual balance	1,047
Gain (loss)	561

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2015 for loans held for sale, at fair value were:

March 31, 2015
(Dollars in thousands)
Interest income	$—
Interest expense	—
Change in fair value	561
Total change in fair value	$561

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at March 31, 2015 and December 31, 2014, were as follows:

		Fair Value Measurements at March 31, 2015 Using:
	March 31,
	2015
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$41,665	$41,665	$—	$—
Available for sale securities	492,412	—	492,412	—
Loans held for sale	29,635	—	31,353	—
Loans held for sale, at fair value	1,608	—	—	1,608
Loans, net	1,168,434	—	—	1,186,655
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,208	—	1,819	3,389
Interest rate caps	126	—	—	126
Purchased certificate of deposit option	935	—	935	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(977,167)	(977,167)	—	—
Certificates of deposit	(429,577)	—	(435,845)	—
FHLB advances	(152,389)	—	(152,491)	—
Repurchase agreements and other	(30,552)	—	(32,466)	—
Advance payments by borrowers for taxes and	(14,529)	(14,529)	—	—
insurance
Accrued interest payable	(219)	—	(219)	—
Written certificate of deposit option	(935)	—	(935)	—

		Fair Value Measurements at December 31, 2014 Using:
	December 31,
	2014
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$32,980	$32,980	$—	$—
Available for sale securities	499,790	—	499,790	—
Loans held for sale	20,730	—	21,528	—
Loans, net	1,148,093	—	—	1,167,372
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,763	—	2,374	3,389
Interest rate caps	180	—	—	180
Purchased certificate of deposit option	930	—	930	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(912,536)	(912,536)	—	—
Certificates of deposit	(435,300)	—	(442,268)	—
FHLB advances	(186,194)	—	(186,290)	—
Repurchase agreements and other	(30,558)	—	(32,817)	—
Advance payments by borrowers for taxes and	(19,904)	(19,904)	—	—
insurance
Accrued interest payable	(185)	—	(185)	—
Written certificate of deposit option	(930)	—	(930)	—

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

(e) Other Borrowings

Short-term borrowings, generally maturing within 90 days, approximate their fair values resulting in a Level 2 classification. The fair values of Home Savings long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

(f) Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification, depending on the classification of the underlying asset or liability.

(g) Off-balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

10.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest on deposits and borrowings	$2,120	$3,068
Income taxes	—	—
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	493	233

11.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. Stock options for 74,083 shares were anti-dilutive for the three months ended March 31, 2015 and stock options for 407,297 shares were anti-dilutive for the three months ended March 31, 2014.

	For the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$3,686	$2,094
Net income allocated to participating securities	(21)	(9)
Net income allocated to common stock	$3,665	$2,085

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$493	$—
Undistributed earnings allocated to common stock	3,172	2,085
Net income allocated to common stock	$3,665	$2,085
Weighted average common shares outstanding, including shares considered participating securities	49,291	50,407
Less: Average participating securities	(269)	(211)
Weighted average shares	49,022	50,196
Basic earnings per common share	$0.07	$0.04

Diluted earnings per common share computation:
Net income allocated to common stock	$3,665	$2,085
Weighted average common shares outstanding for basic earnings per common share	49,022	50,196
Add: Dilutive effects of assumed exercises of stock options	273	254
Weighted average shares and dilutive potential common shares	49,295	50,450
Diluted earnings per common share	$0.07	$0.04

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, disproportional tax effects and changes in unrealized gains and losses on the postretirement liability. The change includes reclassification of net gains or (losses) and impairment charges on sales of securities of $11,000 and $3,000 for the three months ended March 31, 2015 and 2014, respectively.

Other comprehensive income (loss) components and related tax effects for the three month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
March 31, 2015	(Dollars in thousands)
Balances at beginning of period	$(4,315)	$(17,110)	$916	$511	$(19,998)
Income tax	—	—	—	—	—
Balances at beginning of period, net of tax	(4,315)	(17,110)	916	511	(19,998)
Other comprehensive income before reclassifications	3,897	—	—	—	3,897
Reclassification adjustment for gains realized in income	(7)	—	—	—	(7)
Net current period other comprehensive income	3,890	—	—	—	3,890
Balances at end of period, net of tax	$(425)	$(17,110)	$916	$511	$(16,108)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
March 31, 2014	(Dollars in thousands)
Balances at beginning of period	$(40,393)	$(2,972)	$1,829	$(129)	$(41,665)
Income tax	—	—	—	—	—
Balances at beginning of period, net of tax	(40,393)	(2,972)	1,829	(129)	(41,665)
Other comprehensive income (loss) before reclassifications	12,571	—	—	—	12,571
Reclassification adjustment for (gains) losses realized in income	(3)	—	—	—	(3)
Net current period other comprehensive income	12,568	—	—	—	12,568
Balances at end of period, net of tax	$(27,825)	$(2,972)	$1,829	$(129)	$(29,097)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2015:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(11)	Net gains on securities available for sale
	4	Tax expense
Total reclassification during the period	$(7)	Net of tax

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2014:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(3)	Net gains on securities available for sale
	—	Tax expense
Total reclassification during the period	$(3)	Net of tax

13.	REGULATORY CAPITAL REQUIREMENTS

Home Savings and United Community is subject to various regulatory capital requirements administered by the federal banking agencies. During the first quarter of 2015, Home Savings and United Community adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Home Savings and United Community. The regulations require Home Savings to meet specific capital adequacy guidelines in keeping with the regulatory framework for prompt corrective action that involve quantitative measures of Home Savings’ assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Home Savings’ capital classification is also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.

In July 2013, United Community’s primary federal regulator, the FRB, and Home Savings’ primary federal regulator, the FDIC, along with other regulatory agencies, published final rules (the Basel III Capital Rules) that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. In connection with the adoption of the Basel III Capital Rules, United Community and Home Savings elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

The final rule became effective for Home Savings on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements, effective January 1, 2015.

Quantitative measures established by regulation for capital adequacy require Home Savings to maintain minimum ratios of Tier 1 (or Core) capital (as defined in the regulations) to average total assets (as defined) and of total risk-based capital (as defined) to risk-weighted assets (as defined).  United Community and Home Savings’ Common Equity Tier 1 capital consists of common stock and related paid-in capital, net of treasury stock, and retained earnings. In connection with the adoption of the Basel III Capital Rules, United Community and Home Savings elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. Common Equity Tier 1 for both United Community and Home Savings is reduced by intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Actual and regulatory required capital ratios for Home Savings, along with the dollar amount of capital implied by such ratios, are presented below.

	March 31, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital (to risk-weighted assets)	$233,544	20.48%	$91,235	8.00%	$114,044	10.00%
Tier 1 capital (to risk-weighted assets)	219,252	19.23%	68,426	6.00%	91,235	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	219,252	19.23%	51,320	4.50%	74,128	6.50%
Tier 1 capital (to average total assets)**	219,252	11.99%	74,056	4.00%	92,570	5.00%

	December 31, 2014
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$233,974	21.13%	$88,602	8.00%	$110,752	10.00%
Tier 1 capital to risk-weighted assets	220,080	19.87%	*	*	66,451	6.00%
Tier 1 capital to average total assets**	220,080	12.11%	72,674	4.00%	90,843	5.00%
*	Ratio was not required under regulations existing at that time
**	Tier 1 Leverage Capital Ratio

Management believes that as of March 31, 2015 and December 31, 2014, Home Savings meets all capital adequacy requirements to which they were subject.  As of March 31, 2015 and December 31, 2014, Home Savings was considered well capitalized.

The components of Home Savings’ regulatory capital are as follows:

	March 31, 2015	December 31, 2014
Total shareholders' equity	$225,314	$217,372
Add (deduct)
Accumulated other comprehensive income	16,126	20,015
Intangible assets	(28)	(84)
Disallowed deferred tax assets	(22,160)	(17,223)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	219,252	220,080
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	14,292	13,894
Total risk-based capital	$233,544	$233,974

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	March 31, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$253,336	22.19%	$91,336	8.00%	$114,170	10.00%
Tier 1 capital (to risk-weighted assets)	239,028	20.94%	68,502	6.00%	91,336	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	239,028	20.94%	51,376	4.50%	74,210	6.50%
Tier 1 capital (to average assets)**	239,028	13.07%	74,137	4.00%	92,672	5.00%

The components of United Community’s consolidated regulatory capital are as follows:

March 31, 2015
Total shareholders' equity	$247,104
Add (deduct)
Accumulated other comprehensive income	16,108
Intangible assets	(28)
Disallowed deferred tax assets	(24,156)
Disallowed capitalized mortgage loan servicing rights	—
Tier 1 Capital	239,028
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	14,308
Total risk-based capital	$253,336

14.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$6,028	$6,190
Postretirement benefits	1,042	1,066
Depreciation	663	625
Other real estate owned valuation	435	498
Tax credits carryforward	617	513
Unrealized loss on securities available for sale	229	2,324
Interest on nonaccrual loans	914	943
Net operating loss carryforward	22,311	24,027
Purchase accounting adjustment	84	82
Accrued bonuses	189	459
Other	475	279
Deferred tax assets	32,987	37,006
Deferred tax liabilities:
Deferred loan fees	313	321
Federal Home Loan Bank stock dividends	4,585	4,585
Mortgage servicing rights	1,863	1,917
FHLB prepayment penalty	1,298	1,332
Postretirement benefits accrual	493	493
Prepaid expenses	164	201
Deferred tax liabilities	8,716	8,849
Net deferred tax asset	$24,271	$28,157

As of March 31, 2015, the net deferred tax asset (DTA) was $24.3 million, and as of December 31, 2014, the net DTA was $28.2 million.

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

After weighing both the positive and negative evidence, management determined that a valuation allowance on the net DTA was no longer warranted as of June 30, 2014 and March 31, 2015. For a more detailed discussion of the Company’s tax calculation, see Note 14 to the consolidated financial statements, included in Item 8 of the Company’s Form 10-K.

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

United Community’s net operating loss of $63.7 million at March 31, 2015 will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $617,000 of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	For the Three Months Ended March 31,
Selected financial ratios and other data: (1)	2015	2014
Performance ratios:
Return on average assets (2)	0.80%	0.48%
Return on average equity (3)	5.99%	4.52%
Interest rate spread (4)	3.11%	2.91%
Net interest margin (5)	3.24%	3.07%
Noninterest expense to average assets	2.75%	3.10%
Efficiency ratio (6)	70.07%	83.45%
Average interest-earning assets to average interest-bearing liabilities	124.51%	121.07%
Capital ratios:
Average equity to average assets	13.32%	10.63%
Equity to assets, end of period	13.28%	10.85%
Tier 1 leverage ratio (Bank only)	11.99%	10.71%
Common equity Tier 1 capital (Bank only)	19.23%	n/a
Tier 1 risk-based capital ratio (Bank only)	19.23%	18.42%
Total risk-based capital ratio (Bank only)	20.48%	19.68%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	1.72%	2.17%
Nonperforming assets to average assets (8)	1.26%	1.59%
Nonperforming assets to total assets at end of period	1.25%	1.58%
Allowance for loan losses as a percent of loans	1.45%	1.90%
Allowance for loan losses as a percent of nonperforming loans (7)	85.69%	89.43%
Texas ratio (9)	8.79%	13.17%
Total classified assets as a percent of Tier 1 Capital (Bank only)	18.62%	30.18%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	15.94%	25.01%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	17.26%	27.24%
Net chargeoffs as a percent of average loans	0.10%	0.23%
Total 90+ days past due as a percent of net loans	1.31%	1.76%
Per share data:
Basic earnings per common share (10)	$0.07	$0.04
Diluted earnings per common share (10)	0.07	0.04
Book value per common share (11)	5.01	3.76
Tangible book value per common share (12)	5.01	3.76
Cash dividend per common share	0.01	—
Dividend payout ratio (13)	13.45%	n/a

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
10.	Net income divided by the number of basic or diluted shares outstanding
11.	Shareholders’ equity divided by number of shares outstanding
12.	Shareholders’ equity minus core deposit intangible divided by number of shares outstanding
13.	Historical per share dividends declared and paid for the period divided by the diluted earnings per share for that year

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

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

Total assets increased $27.1 million to $1.9 billion at March 31, 2015, compared to December 31, 2014. Contributing to the change were increases in net loans of $20.3 million and loans held for sale of $10.5 million offset by decreases in available for sale securities of $7.4 million and other assets of $4.3 million.

Funds not currently utilized for general corporate purposes are invested in overnight funds. Cash and cash equivalents increased $8.7 million during the first three months of 2015.

The decrease in available for sale securities was the result of maturities, paydowns and amortization of securities totaling $8.2 million and sales of $5.2 million, offset by a positive market value adjustment of $6.0 million during the first three months of 2015.

Net loans increased $20.3 million during the first three months of 2015. Contributing to the increase was a combination of an increase in multifamily and nonresidential loans during the period. See Note 5 to the consolidated financial statements for additional information regarding the composition of net loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $17.2 million at March 31, 2015, down from $17.7 million at December 31, 2014. The allowance for loan losses as a percentage of loans was 1.45% at March 31, 2015, compared to 1.52% at December 31, 2014. The allowance for loan losses as a percentage of nonperforming loans was 85.69% at March 31, 2015, compared to 86.48% at December 31, 2014. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. At December 31, 2014, the Company evaluated two years of net charge-off history and applied the information to the current period. This component was combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding principal balance by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. As of March 31, 2015, the Company evaluated 10 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans and is no longer being applied by internal risk grade. This change in methodology did not have a material effect on the calculation of the allowance for loan losses.

During the first three months of 2015, the Company recorded a negative loan loss provision of $184,000. This favorable recognition was primarily due to a lower level of net charge-offs and disposition of nonperforming loans.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $45.8 million at March 31, 2015 as compared to $45.9 million at December 31, 2014.

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

TDR loans aggregated $30.5 million at March 31, 2015 compared to $31.2 million at December 31, 2014.  Of the $30.5 million at March 31, 2015, $27.2 million were performing loans according to their modified terms.  The remaining balance of TDR loans of $3.3 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $20.1 million, or 1.72% of net loans, at March 31, 2015, compared to $20.5 million, or 1.78% of net loans, at December 31, 2014.

Loans held for sale increased $10.5 million, or 50.7%, to $31.2 million at March 31, 2015, compared to $20.7 million at December 31, 2014. The change was primarily attributable to the originations of permanent construction loans during the period.  These loans are not sold until construction of the new residence is complete. Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Real estate owned and other repossessed assets decreased $348,000, or 10.0%, during the three months ended March 31, 2015. Real estate owned and other repossessed assets are recorded at the lower of (a) the loan’s acquisition balance or (b) the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on nonresidential real estate properties that exceed $1.0 million in value and residential real estate properties that exceed $250,000 in value. Based on current appraisals, a valuation allowance may be established to properly reflect the asset at fair value. The increase in the valuation allowance on property acquired was due to the decline in market value of those properties.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. Home Savings recognized $332,000 and $350,000, as other non-interest income based on the change in cash value of the policies in the three months ended March 31 2015 and 2014, respectively.

Other assets decreased $4.3 million, largely due to reversal of the deferred tax assets associated with security gains and the Company’s net operating loss carryforward due to current period earrings.

Total deposits increased $58.9 million to $1.4 billion at March 31, 2015 compared to $1.3 billion at December 31, 2014.  Total non-time deposits increased 7.1% which can be substantially attributed to the Bank’s planned expansion efforts in attracting public funds.

Advance payments by borrowers for taxes and insurance decreased $5.4 million during the first three months of 2015. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $1.7 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $3.6 million.

FHLB advances decreased from $186.2 million at December 31, 2014 to $152.4 million at March 31, 2015.  The change was due to a reduction in overnight advances.

Home Savings receives requests for reimbursements from both Freddie Mac and Fannie Mae to make them whole on loans sold to them in the secondary market. These loans were originated by Home Savings in the normal course, but such loans have certain defined weaknesses such that a settlement to the investor is required. For the three months ended March 31, 2015, Home Savings recognized a recovery of $58,000 associated with such repurchases. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $496,000 at March 31, 2015.

Shareholders’ equity increased $7.0 million to $247.1 million at March 31, 2015, from $240.1 million at December 31, 2014. The change occurred as a result of net income for the period, along with positive adjustments to other comprehensive income for the recovery of value of available for sale securities during the period, offset by the payment of a quarterly dividend in the first quarter of 2015.

In July 2013, United Community’s primary federal regulator, the FRB, and Home Savings’ primary federal regulator, the FDIC, along with other regulatory agencies, published final rules (the Basel III Capital Rules) that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. In connection with the adoption of the Basel III Capital Rules, United Community and Home Savings elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

The final rule became effective for Home Savings on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implements consolidated capital requirements, effective January 1, 2015.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings and consequently Home Savings’ ability to meet its future capital requirements.

Book value per common share as of March 31, 2015 was $5.01 as compared to $4.88 per common share as of December 31, 2014. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as mentioned above.

Comparison of Operating Results for the Three Months Ended

March 31, 2015 and March 31, 2014

Net Income. United Community recognized net income for the three months ended March 31, 2015, of $3.7 million, or $0.07 per diluted common share compared to net income of $2.1 million for the three months ended March 31, 2014, or $0.04 per diluted share.

The increase in earnings for the first quarter of 2015 was primarily a result of higher net interest income due to loan growth and the positive impact of the 2014 modification of a FHLB advance and the prepayment of two repurchase agreements.  Also contributing to the change was a $217,000 lower provision for loan loss and $894,000 higher non-interest income. In addition, the Company recorded a reduction of $862,000 in non-interest expenses.

Net Interest Income. Net interest income was $13.9 million in the first quarter of 2015 up from the $12.6 million recorded in the first quarter of 2014.  Net interest margin was 3.24% for the first quarter of 2015 compared to 3.07% in the first quarter of 2014.

Total interest income increased by $329,000 in the first quarter of 2015 compared to the same period in 2014, to $16.0 million from $15.7 million. The increase was mainly attributable to increases in net loans and loans held for sale portfolios. Average net loans increased $109.5 million in the first quarter compared to the same period in 2014, yields declined 24 basis points to 4.41% at March 31, 2015 from 4.65% for the same period in 2014. Average loans held for sale increased $22.2 million in the first quarter compared to the same period in 2014, yields improved slightly to 4.42% for the three months ended March 31, 2015 from 4.40% for the same period in 2014. Interest income from net loans increased to $12.7 million for the quarter ended March 31, 2015 compared to $12.1 million for the same period in 2014, and income from loans held for sale increased to $294,000 for the quarter ended March 31, 2015 compared to $49,000 million for the same period in 2014.

Interest expense decreased by $949,000 in the first quarter of 2015 compared to the same period in 2014, to $2.2 million from $3.1 million. This decrease was due to a 29 basis point decline in the average cost of interest-bearing liabilities in the first quarter of 2015 due to the 2014 modification of a FHLB advance and the prepayment of two repurchase agreements. Interest expense related to interest-bearing deposits was $1.5 million in the first quarter of 2015 compared to $1.7 million for the same period in 2014. Expenses on FHLB advances and securities sold under repurchase agreements were $305,000 and $316,000 respectively in the first quarter of 2015 compared to $518,000 and $908,000 respectively for the same period in 2014.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended March 31, 2015 and 2014, was 3.11 % and 2.91%, respectively. The net interest margin increased 17 basis points to 3.24% for the three months ended March 31, 2015 compared to 3.07% for the same quarter in 2014.

	For the Three Months Ended March 31,
	2015 vs. 2014
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(570)	$1,139	$569
Loans held for sale	—	245	245
Securities:
Available for sale	(274)	(106)	(380)
Federal Home Loan Bank stock	(31)	(54)	(85)
Other interest earning assets	(8)	(12)	(20)
Total interest earning assets	$(883)	$1,212	$329
Interest bearing liabilities:
Checking accounts	$-	$-	$-
Savings accounts	(6)	1	(5)
Certificates of deposit	(5)	(134)	(139)
Federal Home Loan Bank advances	(933)	720	(213)
Repurchase agreements and other	30	(622)	(592)
Total interest bearing liabilities	(914)	(35)	(949)
Change in net interest income			$1,278

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized negative loan loss provision of $184,000 in the first quarter of 2015, compared to a $33,000 expense in the first quarter of 2014.  This favorable recognition was primarily due to a lower level of net charge-offs and disposition of nonperforming loans.  At the end of the first quarter of 2015, net chargeoffs to average outstanding loans was 10 basis points on an annualized basis.  This compares favorably to 23 basis points for the same period last year.

Noninterest Income. Noninterest income in the first quarter of 2015 was $4.1 million, as compared to noninterest income for the first quarter of 2014 of $3.2 million. The increase in noninterest income was driven by increased mortgage banking income and lower losses on the disposition of real estate owned and other repossessed assets.  The increase in mortgage banking income was due to an increase in the volume of loans sold in the secondary market in the current quarter, as compared to the same quarter last year.  Additionally, Home Savings was able to benefit from the increased pricing from loans originated in the previous year.  Home Savings adopted fair-value accounting for newly-originated construction perm loans in 2015.  The Company has elected the fair value option for newly originated permanent construction loans held for sale.  Fair value accounting more appropriately aligns the recognition of gains with hedging costs incurred during the construction period.  See Note 9 discussing fair value.

Noninterest Expense. Noninterest expense was $12.7 million in the first quarter of 2015, compared to $13.5 million in the first quarter of 2014, a difference of $862,000. In the first quarter of 2015, salaries and employee benefits declined, primarily due to cost reduction initiatives that began in the second quarter of 2014.  Equipment and data processing expense declined as a result of lower core-processing system costs.  Other expenses declined $381,000 to $1.3 million for the three months ended March 31, 2015, compared to the same three month period last year.  Other expenses decreased primarily because of lower expenses incurred on loans sold in the secondary market. In the first quarter of the current year, Home Savings recognized a recovery of $58,000, based on historical losses and the quantity of loans with potential weakness that would require repurchase.  In the first quarter of 2014, Home Savings incurred expenses of $337,000 for repurchased loans.

Income Taxes. During the three months ended March 31, 2015, the Company recognized a tax expense of $1.8 million on pre-tax income of $5.5 million, compared to tax expense of $156,000 on pre-tax income of $2.3 million for the three months ended March 31, 2014. The primary reason for the variance was the recognition of book tax expense for the current period while in the previous year the Company maintained a full valuation on its net deferred tax assets and recognized its alternative minimum tax liability for that period.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At March 31, 2015, approximately $161.3 million of Home Savings’ certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At March 31, 2015, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $705.2 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended March 31, 2015 and 2014. Average balance calculations were based on daily balances.

	For the Three Months Ended March 31,
	2015			2014
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,151,729	$12,691	4.41%	$1,042,267	$12,122	4.65%
Loans held for sale	26,633	294	4.42%	4,453	49	4.40%
Securities:
Available for sale	498,777	2,861	2.29%	516,023	3,241	2.51%
Federal Home Loan Bank stock	18,068	182	4.03%	23,199	267	4.60%
Other interest earning assets	20,362	6	0.12%	53,409	26	0.19%
Total interest earning assets	1,715,569	16,034	3.74%	1,639,351	15,705	3.83%
Non-interest earning assets	132,105			105,400
Total assets	$1,847,674			$1,744,751
Interest bearing liabilities:
Deposits:
Checking accounts	$469,224	230	0.20%	$464,083	230	0.20%
Savings accounts	278,163	40	0.06%	271,892	45	0.07%
Certificates of deposit	431,690	1,263	1.17%	477,523	1,402	1.17%
Federal Home Loan Bank advances	168,239	305	0.73%	50,000	518	4.14%
Repurchase agreements and other	30,555	316	4.14%	90,575	908	4.01%
Total interest bearing liabilities	$1,377,871	2,154	0.63%	$1,354,073	3,103	0.92%
Non-interest bearing liabilities	223,645			205,202
Total liabilities	$1,601,516			$1,559,275
Shareholders’ equity	246,158			185,476
Total liabilities and equity	$1,847,674			$1,744,751
Net interest income and interest rate spread		$13,880	3.11%		$12,602	2.91%
Net interest margin			3.24%			3.07%
Average interest earning assets to average interest bearing liabilities			124.51%			121.07%
(1)	Nonaccrual loans are included in the average balance at a yield of 0%.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2014, and the quarter ended March 31, 2015, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended March 31, 2015
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	13.14%	6.00%	(1.05)%	30.00%	$(2,386)	(20.00)%	(4.33)%
300	13.74%	6.00%	(0.45)%	25.00%	(1,980)	(15.00)%	(3.59)%
200	14.22%	7.00%	0.03%	20.00%	(1,531)	(10.00)%	(2.78)%
100	14.50%	7.00%	0.31%	15.00%	(963)	(5.00)%	(1.75)%
Static	14.19%	9.00%	0.00%	0.00%	—	—%	—%

Year Ended December 31, 2014
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.71%	6.00%	(2.77)%	30.00%	$(4,650)	(20.00)%	(8.31)%
300	12.63%	6.00%	(1.85)%	25.00%	(3,647)	(15.00)%	(6.52)%
200	13.50%	7.00%	(0.98)%	20.00%	(2,655)	(10.00)%	(4.75)%
100	14.22%	7.00%	(0.26)%	15.00%	(1,556)	(5.00)%	(2.78)%
Static	14.48%	9.00%	0.00%	0.00%	—	—%	—%

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

ITEM 4. Controls and Procedures.

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2015. Based on their evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that United Community’s disclosure controls and procedures as of March 31, 2015, were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act (i) was recorded, processed, summarized and reported on a timely basis, and (ii) is accumulated and communicated to management, including United Community’s Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2015, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no significant changes in United Community’s risk factors as outlined in United Community’s Form 10-K for the period ended December 31, 2014.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended March 31, 2015:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans		Maximum number of shares that may yet be purchased under the plan
January 1 through January 31, 2015	—	$—	—		2,614,304
February 1 through February 28, 2015	—	—	—		2,614,304
March 1 through March 31, 2015 (1)	51,315	5.40	51,315	(2)	2,562,989
Total	51,315	$5.40	51,315		2,562,989

(1)	United Community’s stock repurchase program became effective December 29, 2014. It authorized the purchase of up to 2,500,000 shares. There is no expiration date for the program.
(2)

United Community purchased 6,225 shares at an average share price of $5.30 per share.  These shares were purchased from employees that used shares to pay employment taxes during the period.  The purchase of these shares were not part of United Community’s share repurchase programs.

ITEM 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation, including amendments
3.2	Amended Code of Regulations
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Principal Accounting Officer
32	Certification of Statements by Chief Executive Officer and Principal Accounting Officer
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: May 7, 2015	/S/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: May 7, 2015	/S/ Timothy W. Esson
Timothy W. Esson Chief Financial Officer and Treasurer
(Principal Financial Officer)

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.2

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.