Form 10-Q
period 2015-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2015-08-06
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 47,772,682 common shares as of July 31, 2015.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$25,575	$21,152
Federal funds sold	23,408	11,828
Total cash and cash equivalents	48,983	32,980
Securities:
Available for sale, at fair value	472,972	499,790
Held to maturity, nontaxable (fair value of $4,679 and $0, respectively)	4,775	—
Loans held for sale, at lower of cost or market	25,263	20,730
Loans held for sale, at fair value	9,839	—
Loans, net of allowance for loan losses of $16,881 and $17,687	1,224,468	1,148,093
Federal Home Loan Bank stock, at cost	18,068	18,068
Premises and equipment, net	20,567	21,002
Accrued interest receivable	5,768	5,763
Real estate owned and other repossessed assets, net	3,361	3,467
Core deposit intangible	56	84
Cash surrender value of life insurance	54,073	46,401
Other assets	34,596	37,172
Total assets	$1,922,789	$1,833,550
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Interest bearing	$1,233,019	$1,159,871
Non-interest bearing	206,228	187,965
Total deposits	1,439,247	1,347,836
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	46,585	46,194
Short-term Federal Home Loan Bank advances	145,500	140,000
Total Federal Home Loan Bank advances	192,085	186,194
Repurchase agreements and other	30,546	30,558
Total borrowed funds	222,631	216,752
Advance payments by borrowers for taxes and insurance	15,085	19,904
Accrued interest payable	227	185
Accrued expenses and other liabilities	9,137	8,738
Total liabilities	1,686,327	1,593,415
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 47,763,154 and 49,239,004 shares, respectively, outstanding	174,076	174,385
Retained earnings	134,820	128,512
Accumulated other comprehensive income (loss)	(22,045)	(19,998)
Treasury stock, at cost, 6,375,756 and 4,899,906 shares, respectively	(50,389)	(42,764)
Total shareholders’ equity	236,462	240,135
Total liabilities and shareholders’ equity	$1,922,789	$1,833,550

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Interest income
Loans	$12,890	$12,361	$25,581	$24,483
Loans held for sale	341	74	635	123
Securities available for sale	2,679	3,125	5,540	6,366
Securities held to maturity (nontaxable)	12	—	12	—
Federal Home Loan Bank stock dividends	178	230	360	497
Other interest earning assets	11	21	17	47
Total interest income	16,111	15,811	32,145	31,516
Interest expense
Deposits	1,639	1,627	3,172	3,304
Federal Home Loan Bank advances	302	524	607	1,042
Repurchase agreements and other	319	919	635	1,827
Total interest expense	2,260	3,070	4,414	6,173
Net interest income	13,851	12,741	27,731	25,343
(Recovery) provision for loan losses	753	(1,614)	569	(1,581)
Net interest income after provision for loan losses	13,098	14,355	27,162	26,924
Non-interest income
Non-deposit investment income	248	407	540	748
Mortgage servicing fees	681	686	1,355	1,375
Deposit related fees	1,341	1,331	2,406	2,529
Mortgage servicing rights valuation	206	(5)	45	(6)
Mortgage servicing rights amortization	(462)	(432)	(905)	(824)
Other service fees	20	—	37	—
Net gains (losses):
Securities available for sale (includes $0, $31, $11 and $34, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	—	31	11	34
Mortgage banking income	2,187	312	3,179	924
Change in fair value of loans held for sale, carried at fair value	(146)	—	415	—
Real estate owned and other repossessed assets, net	(102)	(42)	(192)	(425)
Card fees	925	852	1,741	1,624
Other income	377	298	761	683
Total non-interest income	5,275	3,438	9,393	6,662
Non-interest expense
Salaries and employee benefits	6,898	8,282	14,074	15,862
Occupancy	768	815	1,686	1,748
Equipment and data processing	1,719	1,963	3,391	3,761
Franchise tax	326	198	652	396
Advertising	221	247	363	436
Amortization of core deposit intangible	13	16	27	35
FDIC insurance premiums	307	327	633	580
Other insurance premiums	85	135	169	272
Legal and consulting fees	311	177	528	338
Other professional fees	386	617	762	1,009
Real estate owned and other repossessed asset expenses	18	137	159	350
Other expenses	1,156	1,312	2,445	2,982
Total non-interest expenses	12,208	14,226	24,889	27,769
Income before income taxes	6,165	3,567	11,666	5,817
Income tax expense (includes $0, $11, $4 and $12 income tax expense from reclassification items)	2,040	(38,837)	3,855	(38,681)
Net income	$4,125	$42,404	$7,811	$44,498

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Net income	$4,125	$42,404	$7,811	$44,498
Other comprehensive income
Unrealized (loss) gain on securities, net of tax	(5,937)	3,216	(2,040)	15,786
Reclassification adjustment for (gains) losses, net of tax	—	(20)	(7)	(22)
Total other comprehensive (loss) income	$(5,937)	$3,196	$(2,047)	$15,764
Comprehensive (loss) income	$(1,812)	$45,600	$5,764	$60,262
Earnings per share
Basic	$0.08	$0.84	$0.16	$0.88
Diluted	0.08	0.84	0.16	0.88

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2015	49,239,004	$174,385	$128,512	$(19,998)	$(42,764)	$240,135
Net income			7,811			7,811
Comprehensive loss				(2,047)		(2,047)
Stock option exercises	13,000		(87)		113	26
Stock option expenses		13				13
Restricted stock grants	130,458	(694)	(444)		1,138	—
Restricted stock forfeitures	(8,091)	6	12		(52)	(34)
Restricted stock amortization		366				366
Cash dividend payments ($0.02 per share)			(984)			(984)
Treasury stock purchases	(1,611,217)				(8,824)	(8,824)
Balance June 30, 2015	47,763,154	$174,076	$134,820	$(22,045)	$(50,389)	$236,462

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2014	50,339,089	$174,719	$81,515	$(41,665)	$(39,495)	$175,074
Net income			44,498			44,498
Comprehensive income				15,764		15,764
Stock option exercises	80,000		(662)		824	162
Stock option expenses		13				13
Restricted stock grants	241,969	(932)	(1,576)		2,508	—
Restricted stock forfeitures	(52,475)	140	118		(358)	(100)
Restricted stock amortization		236				236
Treasury stock purchases	(156,500)				(598)	(598)
Balance June 30, 2014	50,452,083	$174,176	$123,893	$(25,901)	$(37,119)	$235,049

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$7,811	$44,498
Adjustments to reconcile net income to net cash provided by operating activities
(Recovery) provision for loan losses	569	(1,581)
Mortgage banking income	(3,179)	(924)
Changes in fair value on loans held for sale	(415)	—
Net losses on real estate owned and other repossessed assets sold	192	425
Net gain on available for sale securities sold	(11)	(34)
Net (gain) loss on other assets sold	(21)	7
Amortization of premiums and accretion of discounts	629	483
Depreciation and amortization	1,041	988
Net change in interest receivable	(5)	(68)
Net change in interest payable	42	23
Net change in prepaid and other assets	713	2,614
Net change in other liabilities	399	732
Stock based compensation	345	149
Net principal disbursed on loans originated for sale	(113,776)	(65,276)
Proceeds from sale of loans held for sale	102,998	61,749
Net change in deferred tax assets	3,724	(38,681)
Cash surrender value of life insurance	(672)	(712)
Net change in interest rate caps	155	332
Net cash from operating activities	539	4,724
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	16,956	12,195
Proceeds from the sale of securities available for sale	5,153	5,042
Proceeds from the sale of real estate owned and other repossessed assets	1,520	2,221
Proceeds from the sale of premises and equipment	154	30
Purchases of premises and equipment	(721)	(476)
Principal disbursed on loans, net of repayments	(73,074)	(56,796)
Loans purchased	(5,045)	—
Purchase of municipal securities held to maturity	(4,777)	—
Purchase of bank owned life insurance	(7,000)	—
Redemption of FHLB stock	—	8,396
Net cash from investing activities	(66,834)	(29,388)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	70,000	24,072
Net increase (decrease) in certificates of deposit	21,411	(40,350)
Net decrease in advance payments by borrowers for taxes and insurance	(4,819)	(7,352)
Proceeds from overnight FHLB advances	238,500	20,000
Repayments of overnight FHLB advances	(233,000)	(5,000)
Repayments of repurchase agreements and other borrowed funds	(12)	(11)
Proceeds from the exercise of stock options	26	162
Dividends paid	(984)	—
Purchase of treasury stock	(8,824)	(598)
Net cash from financing activities	82,298	(9,077)
Change in cash and cash equivalents	16,003	(33,741)
Cash and cash equivalents, beginning of period	32,980	77,331
Cash and cash equivalents, end of period	$48,983	$43,590

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

The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2014.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU creates a new topic, Topic 606, to provide guidance on revenue recognition for entities that enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2017. Early adoption is not permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, with all other disclosure requirements required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of this guidance as of January 1, 2015 did not have an impact on the Company’s consolidated financial statements.

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

Stock Options:

On April 30, 2015, shareholders approved the United Community Financial Corp. 2015 Long Term Incentive Compensation Plan (the 2015 Plan). The purpose of the 2015 Plan is to provide a means through which United Community may attract and retain employees and non-employee directors, to provide incentives that align their interest with those of United Community’s shareholders and promote the success of United Community’s business.  All employees and non-employee directors are eligible to participate in the 2015 Plan.  The 2015 Plan provides for the issuance of up to 1,200,000 shares that are to be used for awards of stock options, stock awards, stock units, stock appreciation rights, annual bonus awards and long term incentive awards.

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan was to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan was terminated on April 30, 2015 upon the adoption of the 2015 Plan although the 2007 Plan survives so long as awards issued under the 2007 Plan remain outstanding and exercisable.  The 2007 Plan provided for the issuance of up to 2,000,000 shares that were to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards.

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

There were 4,359 stock options granted in the six months ended June 30, 2015 and there were 3,623 stock options granted in the six months ended June 30, 2014 under the 2007 Plan. The options must be exercised within 10 years from the date of grant.  Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $6,200 and $13,000, in stock option expenses for the three and six months ended June 30, 2015, respectively.  The Company recognized $6,000 and $13,000 in stock option expenses for the three and six months ended June 30, 2014, respectively. The Company expects to recognize additional expense of $10,000 for the remainder of 2015 and $7,000 in 2016.

A summary of activity in the plans is as follows:

	For the six months ended
	June 30, 2015
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	579,905	$2.52
Granted	4,359	5.43
Exercised	(13,000)	1.98
Forfeited and expired	—	—
Outstanding at end of period	571,264	2.55	$1,638
Options exercisable at end of period	553,014	2.49	$1,618

Information related to the stock option plans for the six months ended June 30, 2015 and 2014 follows:

	June 30, 2015	June 30, 2014
Intrinsic value of options exercised	$43,641	$135,800
Cash received from option exercises	25,700	162,000
Tax benefit realized from option exercises	—	10,267
Weighted average fair value of options granted, per share	$1.72	$1.70

As of June 30, 2015, the cost of nonvested stock options is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of options granted during the three and six months ended June 30, 2015 and 2014 was determined using the following weighted-average assumptions as of the grant date:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Risk-free interest rate	1.35%	1.79%	1.42%	1.76%
Expected term (years)	5	5	5	5
Expected stock volatility	36.17%	58.62%	36.42%	64.98%
Dividend yield	0.72%	—%	0.74%	—%

Outstanding stock options at June 30, 2015 have a weighted average remaining life of 4.54 years and may be exercised in the range of $1.20 to $5.89.

Restricted Stock Awards:

The 2007 Plan permitted the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at June 30, 2015 aggregated 264,228, of which 32,230 will vest during 2015, 96,254 will vest in 2016, 84,821 will vest in 2017 and 50,923 will vest in 2018. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $176,000 and $366,000 in restricted stock award expenses for the three and six months ended June 30, 2015, respectively, and approximately $58,000 and $236,000 in restricted stock award expenses for the three and six months ended June 30, 2014. The Company expects to recognize additional expenses of approximately $333,000 in 2015, $503,000 in 2016, $253,000 in 2017 and $93,000 in 2018.

A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2015 is as follows:

	For the six months ended
	June 30, 2015
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	223,624	$3.88
Granted	130,458	5.32
Vested	(81,763)	4.20
Forfeited	(8,091)	4.87
Nonvested shares at end of period	264,228	$4.46

Executive Incentive Plan

The Executive Incentive Plan (“EIP”) provides incentive compensation awards to certain officers of the Company. Executive incentive awards are generally based upon the actual performance of the Company for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the EIP are calculated, they are paid 80% in cash and 20% in restricted stock. The restricted stock will be granted and vest equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $62,000 and $131,000 in expense for the restricted stock portion of the EIP and $319,000 and $487,000 for the cash portion of the EIP for the three and six months ended June 30, 2015, respectively.  The Company incurred $51,000 and $157,000 in expense for the restricted stock portion of the EIP and $160,000 and

$260,000 for the cash portion of the EIP for the three and six months ended June 30, 2014, respectively.  Restricted stock expenses for the EIP are included in the total restricted stock expenses discussed above.

Long-term Incentive Plan

The Long-term Incentive Plan (“LTIP”) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (“PSUs”).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $23,000 and $71,000 in expense for the LTIP for the three and six months ended June 30, 2015, respectively.  The Company incurred $6,000 and $44,000 in expense for the LTIP for the three and six months ended June 30, 2014, respectively.

4.	SECURITIES

Components of the available for sale portfolio are as follows:

	June 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$226,539	$125	$(5,569)	$221,095
Mortgage-backed GSE securities: residential	256,221	93	(4,437)	251,877
Total	$482,760	$218	$(10,006)	$472,972

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$232,225	$184	$(4,452)	$227,957
Mortgage-backed GSE securities: residential	274,204	331	(2,702)	271,833
Total	$506,429	$515	$(7,154)	$499,790

Components of held to maturity securities portfolio are as follows:

	June 30, 2015
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
States of the U.S. and political subdivisions	$4,775	$—	$(96)	$4,679
Total	$4,775	$—	$(96)	$4,679

The Company had no held to maturity securities at December 31, 2014.

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	June 30, 2015
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	199,219	194,901
Due after ten years	27,320	26,194
Mortgage-backed GSE securities: residential	256,221	251,877
Total	$482,760	$472,972

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	June 30, 2015
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	570	561
Due after ten years	4,205	4,118
Mortgage-backed GSE securities: residential	$—	$—
Total	$4,775	$4,679

Securities pledged for participation in the Ohio Linked Deposit Program were $0 at June 30, 2015 and approximately $501,000 at December 31, 2014.  Securities pledged for public funds were approximately $109.5 million at June 30, 2015 and $36.2 million at December 31, 2014.  Securities pledged for borrowings, including repurchase agreements, were approximately $64.3 million at June 30, 2015 and $82.2 million at December 31, 2014.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows:

	June 30, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized loss	Fair	Unrealized loss
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$153,352	$(3,434)	$54,383	$(2,135)	$207,735	$(5,569)
Mortgage-backed GSE securities: residential	121,603	(1,280)	103,555	(3,157)	225,158	(4,437)
Total temporarily impaired securities	$274,955	$(4,714)	$157,938	$(5,292)	$432,893	$(10,006)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized loss	Fair	Unrealized loss
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$—	$—	$214,495	$(4,452)	$214,495	$(4,452)
Mortgage-backed GSE securities: residential	4,625	(40)	193,434	(2,662)	198,059	(2,702)
Total temporarily impaired securities	$4,625	$(40)	$407,929	$(7,114)	$412,554	$(7,154)

Securities held to maturity that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows:

	June 30, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized loss	Fair	Unrealized loss
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
States of the U.S. and political subdivisions	$4,679	$(96)	$—	$—	$4,679	$(96)
Total temporarily impaired securities	$4,679	$(96)	$—	$—	$4,679	$(96)

All of the U.S. Treasury and government sponsored entities (GSE) and mortgage-backed securities that were temporarily impaired at June 30, 2015 and December 31, 2014, were impaired due to the level of interest rates at that time. Unrealized losses on these securities have not been recognized into income as of June 30, 2015 and December 31, 2014 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  All of the securities are GSE issued debt or mortgage-backed securities and carry the same rating as the U.S. Government. The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

At June 30, 2015 and December 31, 2014, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2015 or December 31, 2014. The Company expects to realize all interest and principal on these securities.

At June 30, 2015, all of the obligations of U.S. states and political subdivisions were impaired due to the level of interest rates at that time.  Unrealized losses on these securities have not been recognized into income as of June 30, 2015 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Proceeds from the sale of available for sale securities were $0 and $5.0 million for the three months ended June 30, 2015 and 2014, respectively.  Gross gains of $0 and $31,000 were realized on these sales during the three months ended June 30, 2015 and 2014, respectively.

Proceeds from the sales of available for sale securities were $5.2 million and $5.0 million for the six months ended June 30, 2015 and 2014, respectively.  Gross gains of $11,000 and $34,000 were realized on these sales during the six months ended June 30, 2015 and 2014, respectively.

5.	LOANS

Portfolio loans consist of the following:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Commercial loans
Multifamily	$69,485	$60,546
Nonresidential	148,025	121,595
Land	10,231	9,484
Construction	16,265	16,064
Secured	68,813	45,088
Unsecured	456	134
Total commercial loans	313,275	252,911
Residential mortgage loans
One-to four-family	709,342	694,105
Construction	34,074	37,113
Total residential mortgage loans	743,416	731,218
Consumer loans
Home equity	157,909	154,776
Auto	8,169	5,902
Marine	3,054	3,917
Recreational vehicle	12,611	14,054
Other	1,953	2,105
Total consumer loans	183,696	180,754
Total loans	1,240,387	1,164,883
Less:
Allowance for loan losses	16,881	17,687
Deferred loan costs, net	(962)	(897)
Total	15,919	16,790
Loans, net	$1,224,468	$1,148,093

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of June 30, 2015 and December 31, 2014 and activity for the three and six months ended June 30, 2015 and 2014.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended June 30, 2015
Beginning balance	$5,945	$7,666	$3,610	$17,221
Provision (recovery)	1,015	(278)	16	753
Charge-offs	(779)	(328)	(357)	(1,464)
Recoveries	208	22	141	371
Ending balance	$6,389	$7,082	$3,410	$16,881
For the six months ended June 30, 2015
Beginning balance	$5,690	$8,517	$3,480	$17,687
Provision (recovery)	1,173	(1,149)	545	569
Charge-offs	(794)	(494)	(888)	(2,176)
Recoveries	320	208	273	801
Ending balance	$6,389	$7,082	$3,410	$16,881
June 30, 2015
Period-end amount allocated to:
Loans individually evaluated for impairment	$673	$1,651	$761	$3,085
Loans collectively evaluated for impairment	5,716	5,431	2,649	13,796
Ending balance	$6,389	$7,082	$3,410	$16,881
Period-end balances:
Loans individually evaluated for impairment	$13,592	$19,239	$11,023	$43,854
Loans collectively evaluated for impairment	299,683	724,177	172,673	1,196,533
Ending balance	$313,275	$743,416	$183,696	$1,240,387

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended June 30, 2014
Beginning balance	$7,275	$9,337	$3,942	$20,554
Provision (recovery)	(1,565)	(201)	152	(1,614)
Charge-offs	(509)	(236)	(447)	(1,192)
Recoveries	318	55	143	516
Ending balance	$5,519	$8,955	$3,790	$18,264
For the six months ended June 30, 2014
Beginning balance	$6,984	$9,830	$4,302	$21,116
Provision (recovery)	(1,075)	(531)	25	(1,581)
Charge-offs	(951)	(551)	(854)	(2,356)
Recoveries	561	207	317	1,085
Ending balance	$5,519	$8,955	$3,790	$18,264
December 31, 2014
Period-end amount allocated to:
Loans individually evaluated for impairment	$717	$1,751	$842	$3,310
Loans collectively evaluated for impairment	4,973	6,766	2,638	14,377
Ending balance	$5,690	$8,517	$3,480	$17,687
Period-end balances:
Loans individually evaluated for impairment	$14,845	$19,209	$11,843	$45,897
Loans collectively evaluated for impairment	238,066	712,009	168,911	1,118,986
Ending balance	$252,911	$731,218	$180,754	$1,164,883

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recovery. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations and other external factors.  At December 31, 2014, the Company evaluated two years of net charge-off history and applied the information to the current period. This component was combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding principal balance by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. As of June 30, 2015, the Company evaluated 11 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans and is no longer being applied by internal risk grade. This change in methodology, which was made in the first quarter of 2015, did not have a material effect on the calculation of the allowance for loan losses.  The change in methodology was made in order to facilitate technological improvements in the calculation of the allowance for loan loss.

The following table presents loans individually evaluated for impairment by class of loans as of and for six months ended June 30, 2015:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$109	$—	$—	$64	$3	$3
Nonresidential	4,175	2,431	—	3,567	3	80
Land	3,922	496	—	523	—	—
Construction	1,126	88	—	276	—	—
Secured	3,892	3,700	—	3,702	—	1
Unsecured	1,357	—	—	—	—	26
Total commercial loans	14,581	6,715	—	8,132	6	110
Residential mortgage loans
One-to four-family	5,925	4,411	—	4,939	27	62
Construction	—	—	—	—	—	—
Total residential mortgage loans	5,925	4,411	—	4,939	27	62
Consumer loans
Home equity	1,940	1,388	—	1,586	9	24
Auto	30	22	—	47	—	1
Marine	510	284	—	221	2	12
Recreational vehicle	95	66	—	117	1	2
Other	—	—	—	1	—	—
Total consumer loans	2,575	1,760	—	1,972	12	39
Total	$23,081	$12,886	$—	$15,043	$45	$211
With a specific allowance recorded
Commercial loans
Multifamily	$153	$85	$17	$31	$—	$—
Nonresidential	6,321	6,141	611	4,833	72	75
Land	—	—	—	—	—	—
Construction	2,815	327	42	967	—	—
Secured	324	324	3	324	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	9,613	6,877	673	6,155	72	75
Residential mortgage loans
One-to four-family	14,828	14,828	1,651	14,524	280	302
Construction	—	—	—	—	—	—
Total residential mortgage loans	14,828	14,828	1,651	14,524	280	302
Consumer loans
Home equity	8,554	8,554	646	9,260	211	224
Auto	4	4	—	6	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	705	705	115	723	10	10
Other	—	—	—	—	—	—
Total consumer loans	9,263	9,263	761	9,989	221	234
Total	33,704	30,968	3,085	30,668	573	611
Total impaired loans	$56,785	$43,854	$3,085	$45,711	$618	$822

The following tables present loans individually evaluated for impairment by class of loans as of and for six months ended June 30, 2014:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$185	$86	$—	$347	$—	$—
Nonresidential	5,304	3,684	—	4,536	—	20
Land	3,958	532	—	498	—	—
Construction	1,741	739	—	824	—	—
Secured	3,945	3,708	—	3,948	—	2
Unsecured	3,783	—	—	—	—	57
Total commercial loans	18,916	8,749	—	10,153	-	79
Residential mortgage loans
One-to four-family	7,571	6,020	—	8,558	29	148
Construction	—	—	—	—	—	—
Total residential mortgage loans	7,571	6,020	—	8,558	29	148
Consumer loans
Home equity	2,509	1,998	—	4,517	3	46
Auto	94	79	—	57	—	5
Marine	156	156	—	159	—	5
Recreational vehicle	544	323	—	255	3	12
Other	6	6	—	2	—	—
Total consumer loans	3,309	2,562	—	4,990	6	68
Total	$29,796	$17,331	$—	$23,701	$35	$295
With a specific allowance recorded
Commercial loans
Multifamily	$73	$48	$6	$326	$—	$—
Nonresidential	1,865	1,385	78	1,015	2	7
Land	—	—	—	—	—	—
Construction	3,436	1,811	202	2,140	—	—
Secured	324	324	3	162	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	5,698	3,568	289	3,643	2	7
Residential mortgage loans
One-to four-family	15,252	15,252	2,246	11,761	292	305
Construction	—	—	—	—	—	—
Total residential mortgage loans	15,252	15,252	2,246	11,761	292	305
Consumer loans
Home equity	10,348	10,160	949	7,568	246	260
Auto	8	8	—	4	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	761	761	141	743	11	11
Other	—	—	—	—	—	—
Total consumer loans	11,117	10,929	1,090	8,315	257	271
Total	32,067	29,749	3,625	23,719	551	583
Total impaired loans	$61,863	$47,080	$3,625	$47,420	$586	$878

The following table present loans individually evaluated for impairment by class of loans as of December 31, 2014:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$185	$85	$—
Nonresidential	7,201	5,582	—
Land	3,958	532	—
Construction	1,126	188	—
Secured	3,903	3,702	—
Unsecured	3,258	—	—
Total commercial loans	19,631	10,089	—
Residential mortgage loans
One-to four-family	6,015	4,518	—
Construction	—	—	—
Total residential mortgage loans	6,015	4,518	—
Consumer loans
Home equity	1,901	1,262	—
Auto	47	37	—
Marine	151	151	—
Recreational vehicle	124	81	—
Other	—	—	—
Total consumer loans	2,223	1,531	—
Total	$27,869	$16,138	$—
With a specific allowance recorded
Commercial loans
Multifamily	$33	$8	$6
Nonresidential	3,944	3,561	615
Land	—	—	—
Construction	2,815	863	93
Secured	324	324	3
Unsecured	—	—	—
Total commercial loans	7,116	4,756	717
Residential mortgage loans
One-to four-family	14,691	14,691	1,751
Construction	—	—	—
Total residential mortgage loans	14,691	14,691	1,751
Consumer loans
Home equity	9,577	9,577	722
Auto	7	6	1
Marine	—	—	—
Recreational vehicle	729	729	119
Other	—	—	—
Total consumer loans	10,313	10,312	842
Total	32,120	29,759	3,310
Total impaired loans	$59,989	$45,897	$3,310

The following table present loans individual evaluated for impairment by class of loans as of and for the three months ended June 30, 2015

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$43	$1	$2
Nonresidential	2,441	2	41
Land	514	—	—
Construction	138	—	—
Secured	3,700	—	—
Unsecured	—	—	7
Total commercial loans	6,836	3	50
Residential mortgage loans
One-to four-family	4,530	17	30
Construction	—	—	—
Total residential mortgage loans	4,530	17	30
Consumer loans
Home equity	1,534	4	18
Auto	27	—	—
Marine	289	—	7
Recreational vehicle	68	1	1
Other	—	—	—
Total consumer loans	1,918	5	26
Total	$13,284	$25	$106
With a specific allowance recorded
Commercial loans
Multifamily	$43	$—	$—
Nonresidential	6,254	34	36
Land	—	—	—
Construction	595	—	—
Secured	324	—	—
Unsecured	—	—	—
Total commercial loans	7,216	34	36
Residential mortgage loans
One-to four-family	14,712	142	146
Construction	—	—	—
Total residential mortgage loans	14,712	142	146
Consumer loans
Home equity	8,905	108	114
Auto	5	—	—
Marine	—	—	—
Recreational vehicle	711	4	4
Other	—	—	—
Total consumer loans	9,621	112	118
Total	31,549	288	300
Total impaired loans	$44,833	$313	$406

The following table present loans individual evaluated for impairment by class of loans as of and for the three months ended June 30, 2014

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$88	$—	$1
Nonresidential	3,802	—	10
Land	510	—	—
Construction	690	—	—
Secured	3,710	—	1
Unsecured	—	9	23
Total commercial loans	8,800	9	35
Residential mortgage loans
One-to four-family	5,226	13	84
Construction	—	—	—
Total residential mortgage loans	5,226	13	84
Consumer loans
Home equity	1,875	2	21
Auto	65	—	2
Marine	157	—	2
Recreational vehicle	195	1	4
Other	4	—	—
Total consumer loans	2,296	3	29
Total	$16,322	$25	$148
With a specific allowance recorded
Commercial loans
Multifamily	$567	$—	$—
Nonresidential	1,404	1	3
Land	—	—	—
Construction	2,026	—	—
Secured	324	—	—
Unsecured	—	—	—
Total commercial loans	4,321	1	3
Residential mortgage loans
One-to four-family	15,742	145	148
Construction	—	—	—
Total residential mortgage loans	15,742	145	148
Consumer loans
Home equity	10,399	124	131
Auto	9	—	—
Marine	—	—	—
Recreational vehicle	794	7	7
Other	—	—	—
Total consumer loans	11,202	131	138
Total	31,265	277	289
Total impaired loans	$47,587	$302	$437

Home Savings reclassifies a collateralized mortgage loan and consumer loans secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at June 30, 2015 and December 31, 2014 but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	June 30, 2015		December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$2,176	$2,105	$1,714	$1,661
Consumer loans in process of foreclosure	1,035	846	707	489

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of June 30, 2015:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of June 30, 2015

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$85	$—
Nonresidential	5,637	—
Land	496	—
Construction	415	—
Secured	4,016	—
Unsecured	—	—
Total commercial loans	10,649	—
Residential mortgage loans
One-to four-family	6,475	—
Construction	—	—
Total residential mortgage loans	6,475	—
Consumer Loans
Home equity	1,490	—
Auto	39	—
Marine	242	—
Recreational vehicle	114	—
Other	2	—
Total consumer loans	1,887	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$19,011	$—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2014:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2014

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$93	$—
Nonresidential	5,781	—
Land	531	—
Construction	1,051	—
Secured	4,016	—
Unsecured	—	—
Total commercial loans	11,472	—
Residential mortgage loans
One-to four-family	6,816	—
Construction	—	—
Total residential mortgage loans	6,816	—
Consumer Loans
Home equity	1,792	—
Auto	66	—
Marine	119	—
Recreational vehicle	184	—
Other	2	—
Total consumer loans	2,163	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$20,451	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of June 30, 2015:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$85	$85	$69,400	$69,485
Nonresidential	13	—	3,783	3,796	144,229	148,025
Land	—	—	496	496	9,735	10,231
Construction	—	—	415	415	15,850	16,265
Secured	—	—	4,016	4,016	64,797	68,813
Unsecured	—	—	—	—	456	456
Total commercial loans	13	—	8,795	8,808	304,467	313,275
Residential mortgage loans
One-to four-family	1,414	636	4,207	6,257	703,085	709,342
Construction	—	—	—	—	34,074	34,074
Total residential mortgage loans	1,414	636	4,207	6,257	737,159	743,416
Consumer Loans:
Home equity	472	136	1,122	1,730	156,179	157,909
Automobile	9	—	11	20	8,149	8,169
Marine	287	—	95	382	2,672	3,054
Recreational vehicle	33	557	16	606	12,005	12,611
Other	—	3	—	3	1,950	1,953
Total consumer loans	801	696	1,244	2,741	180,955	183,696
Total loans	$2,228	$1,332	$14,246	$17,806	$1,222,581	$1,240,387

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2014:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$93	$93	$60,453	$60,546
Nonresidential	—	—	3,891	3,891	117,704	121,595
Land	—	—	531	531	8,953	9,484
Construction	—	—	1,051	1,051	15,013	16,064
Secured	—	—	4,016	4,016	41,072	45,088
Unsecured	—	—	—	—	134	134
Total commercial loans	—	—	9,582	9,582	243,329	252,911
Residential mortgage loans
One-to four-family	2,279	605	4,856	7,740	686,365	694,105
Construction	—	—	—	—	37,113	37,113
Total residential mortgage loans	2,279	605	4,856	7,740	723,478	731,218
Consumer Loans:
Home equity	588	183	1,531	2,302	152,474	154,776
Automobile	21	—	30	51	5,851	5,902
Marine	—	686	—	686	3,231	3,917
Recreational vehicle	452	109	18	579	13,475	14,054
Other	3	4	1	8	2,097	2,105
Total consumer loans	1,064	982	1,580	3,626	177,128	180,754
Total loans	$3,343	$1,587	$16,018	$20,948	$1,143,935	$1,164,883

As of June 30, 2015 and December 31, 2014, the Company has a recorded investment in troubled debt restructurings of $29.5 million and $28.1 million, respectively.  The Company has allocated $2.4 million and $2.6 million of specific allowance for those loans at June 30, 2015 and December 31, 2014, respectively.  The Company has committed to lend additional amounts totaling up to$41,000 and $50,000 at June 30, 2015 and December 31, 2014, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2015:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One-to four-family	5	469	476
Construction	—	—	—
Total residential mortgage loans	5	469	476
Consumer loans
Home equity	4	128	129
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	4	128	129
Total restructured loans	9	$597	$605

The troubled debt restructurings described above increased the allowance for loan losses by $24,000 and resulted in no charge-offs during the three months ended June 30, 2015.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2015:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One-to four-family	10	910	930
Construction	—	—	—
Total residential mortgage loans	10	910	930
Consumer loans
Home equity	6	482	483
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	6	482	483
Total restructured loans	16	$1,392	$1,413

The troubled debt restructurings described above increased the allowance for loan losses by $82,000 and resulted in no charge-offs during the six months ended June 30, 2015.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2014:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One-to four-family	11	922	969
Construction	—	—	—
Total residential mortgage loans	11	922	969
Consumer loans
Home equity	9	465	450
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	9	465	450
Total restructured loans	20	$1,387	$1,419

The troubled debt restructurings described above increased the allowance for loan losses by $59,000, and resulted in chargeoffs of $3,000 during the three months ended June 30, 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2014:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(Dollars in thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	1	120	120
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1	120	120
Residential mortgage loans
One-to four-family	20	1,491	1,545
Construction	—	—	—
Total residential mortgage loans	20	1,491	1,545
Consumer loans
Home equity	19	1,017	1,009
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	19	1,017	1,009
Total restructured loans	40	$2,628	$2,674
The troubled debt restructurings described above increased the allowance for loan losses by $116,000, and resulted in chargeoffs of $3,000 during the six months ended June 30, 2014.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the six months ended June 30, 2015:

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	1	76
Construction	—	—
Total residential mortgage loans	1	76
Consumer loans
Home equity	2	56
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	2	56
Total restructured loans	3	$132

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three and six months ended June 30, 2015, and had no effect on the provision for loan losses.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the six months ended June 30, 2014:

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	2	74
Construction	—	—
Total residential mortgage loans	2	74
Consumer loans
Home equity	4	172
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	4	172
Total restructured loans	6	$246

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

As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

June 30, 2015

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$64,906	$2,055	$2,524	$—	$—	$2,524	$69,485
Nonresidential	123,491	11,592	12,942	—	—	12,942	148,025
Land	9,735	—	496	—	—	496	10,231
Construction	15,850	—	415	—	—	415	16,265
Secured	63,319	—	5,494	—	—	5,494	68,813
Unsecured	349	—	107	—	—	107	456
Total commercial loans	277,650	13,647	21,978	—	—	21,978	313,275
Residential mortgage loans
One-to four-family	701,570	125	7,647	—	—	7,647	709,342
Construction	34,074	—	—	—	—	—	34,074
Total residential mortgage loans	735,644	125	7,647	—	—	7,647	743,416
Consumer Loans
Home equity	156,152	—	1,757	—	—	1,757	157,909
Auto	8,121	3	45	—	—	45	8,169
Marine	2,770	—	284	—	—	284	3,054
Recreational vehicle	12,481	—	130	—	—	130	12,611
Other	1,948	—	5	—	—	5	1,953
Total consumer loans	181,472	3	2,221	—	—	2,221	183,696
Total loans	$1,194,766	$13,775	$31,846	$—	$—	$31,846	$1,240,387

Loans

December 31, 2014

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$53,485	$4,134	$2,927	$—	$—	$2,927	$60,546
Nonresidential	92,074	12,290	17,231	—	—	17,231	121,595
Land	8,952	—	532	—	—	532	9,484
Construction	15,013	—	1,051	—	—	1,051	16,064
Secured	39,480	900	4,708	—	—	4,708	45,088
Unsecured	22	—	112	—	—	112	134
Total commercial loans	209,026	17,324	26,561	—	—	26,561	252,911
Residential mortgage loans
One-to four-family	684,779	939	8,387	—	—	8,387	694,105
Construction	37,113	—	—	—	—	—	37,113
Total residential mortgage loans	721,892	939	8,387	—	—	8,387	731,218
Consumer Loans
Home equity	152,599	—	2,177	—	—	2,177	154,776
Auto	5,829	10	63	—	—	63	5,902
Marine	3,766	—	151	—	—	151	3,917
Recreational vehicle	13,846	—	208	—	—	208	14,054
Other	2,099	—	6	—	—	6	2,105
Total consumer loans	178,139	10	2,605	—	—	2,605	180,754
Total loans	$1,109,057	$18,273	$37,553	$—	$—	$37,553	$1,164,883

6.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion as of June 30, 2015 and December 31, 2014. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$849,109	$821,609
FNMA	248,012	259,463

Escrow balances are maintained at the Federal Home Loan Bank (FHLB) in connection with serviced loans totaling $1.3 and $1.0 million at June 30, 2015 and December 31, 2014, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$5,543	$5,803	$5,535	$5,941
Originations	530	287	981	541
Amortized to expense	(462)	(432)	(905)	(824)
Balance, end of period	5,611	5,658	5,611	5,658
Less valuation allowance	(12)	(6)	(12)	(6)
Net balance	$5,599	$5,652	$5,599	$5,652

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$(219)	$(1)	$(58)	$—
Impairment charges	—	(5)	(161)	(6)
Recoveries	207	—	207	—
Balance, end of period	$(12)	$(6)	$(12)	$(6)

The fair value of mortgage servicing rights as of June 30, 2015, was approximately $9.8 million and at December 31, 2014, the fair value was approximately $9.0 million.

Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2015, and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014
Weighted average prepayment rate	195 PSA	219 PSA
Weighted average life (in years)	3.54	3.61
Weighted average discount rate	8.00%	8.00%

7.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Real estate owned and other repossessed assets	$4,556	$4,890
Valuation allowance	(1,195)	(1,423)
End of period	$3,361	$3,467

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Beginning of period	$1,244	$3,588	$1,423	$4,059
Additions charged to expense	42	146	123	438
Reductions due to sales	(91)	(171)	(351)	(934)
End of period	$1,195	$3,563	$1,195	$3,563

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended
	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Net (gain) loss on sales	$60	$(104)
Provision for unrealized losses, net	42	146
Operating expenses, net of rental income	18	137
Total expenses	$120	$179

	Six Months Ended
	June 30, 2015	June 30, 2014
	(Dollars in thousands)
Net (gain) loss on sales	$69	$(13)
Provision for unrealized losses, net	123	438
Operating expenses, net of rental income	159	350
Total expenses	$351	$775

8.	FAIR VALUE MEASUREMENT

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

		Fair Value Measurements at June 30, 2015 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities’ securities	$221,095	$—	$221,095	$—
Mortgage-backed GSE securities: residential	251,877	—	251,877	—
Loans held for sale, at fair value	9,839	—	—	9,839
Interest rate caps	24	—	—	24
Purchased certificate of deposit option	847	—	847	—
Liabilities
Written certificate of deposit option	847	—	847	—

		Fair Value Measurements at December 31, 2014 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities’ securities	$227,957	$—	$227,957	$—
Mortgage-backed GSE securities: residential	271,833	—	271,833	—
Interest rate caps	180	—	—	180
Purchased certificate of deposit option	930	—	930	—
Liabilities
Written certificate of deposit option	930	—	930	—

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2015. There were no loans held for sale, carried at fair value during 2014.

	Loans Held for Sale, At Fair Value
	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2015	2015
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$1,608	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	(146)	415
Included in other comprehensive income	—	—
Originations	8,377	9,424
Amortization	—	—
Sales	—	—
Balance of recurring Level 3 assets at end of period	$9,839	$9,839

	Interest Rate Caps		Interest Rate Caps
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$126	$419	$180	$546
Total gains (losses) for the period
Included in other income	28	(75)	103	(73)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Amortization	(130)	(130)	(259)	(259)
Sales	—	—	—	—
Balance of recurring Level 3 assets at end of period	$24	$214	$24	$214

There were no transfers between Level 2 and Level 3 during 2015 or 2014.

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2015:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$9,839	Comparable sales	Time discount	0.00-1.80%
Interest rate caps	24	Discounted cash flow	Discount rate	0.49-1.18%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2014:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Interest rate caps	$180	Discounted cash flow	Discount rate	0.49-1.18%

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

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2015 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans	$3,305	$—	$—	$3,305
Residential loans	601	—	—	601
Consumer loans	306	—	—	306
Mortgage servicing rights	215	—	215	—
Other real estate owned, net
Residential loans	588	—	—	588
Construction loans	804	—	—	804
Nonresidential loans	175	—	—	175

		Fair Value Measurements at December 31, 2014 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans	$3,803	$—	$—	$3,803
Residential loans	765	—	—	765
Consumer loans	260	—	—	260
Mortgage servicing rights	1,138	—	1,138	—
Other real estate owned, net
Residential loans	640	—	—	640
Construction loans	1,286	—	—	1,286

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.2 million at June 30, 2015, that includes a specific valuation allowance of $644,000. This resulted in a decrease of the provision for loan losses of $34,000 and $36,000 during the three and six months ended June 30, 2015, respectively. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $3.2 million at June 30, 2014, which includes a specific valuation allowance of $277,000. This resulted in a decrease in the provision for loan losses of $30,000 for the three months ended June 30, 2014 and an increase in the provison for loan losses of $439,000 during the six months ended June 30, 2014.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.8 million at December 31, 2014, that includes a specific valuation allowance of $713,000.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At June 30, 2015, mortgage servicing rights carried at fair value were $215,000, resulting in a net valuation allowance of $12,000 for the six months ended June 30, 2015.  At June 30, 2014, mortgage servicing rights, carried at fair value totaled $157,000, resulting in a net valuation allowance of $6,000.  At December 31, 2014, mortgage servicing rights carried at fair value were $1.1 million, resulting in a valuation allowance of $58,000 at December 31, 2014.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  Net impairment (recovery) reflected in other income totaled $(207,000) and $(46,000) for the three and six months ended June 30, 2015.  Net impairment (recovery) reflected in other income totaled $5,000 and $6,000 for the three and six months ended June 30, 2014.  The value reflects the characteristics of the underlying loans.

At June 30, 2015, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a net carrying amount of $1.8 million, with a valuation allowance of $1.2 million. This resulted in additional expenses of $42,000 and $123,000 during the three and six months ended June 30, 2015, respectively. At June 30, 2014, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a gross carrying amount of $6.8 million with a valuation allowance of $3.6 million. This resulted in additional expenses of $146,000 and $438,000 during the three and six months ended June 30, 2014. At December 31, 2014, other real estate owned had a gross carrying amount of $3.3 million, with a valuation allowance of $1.4 million.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans	$3,305	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-20.00% (10.00%)
Residential loans	601	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (10.00%)
Consumer loans	306	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (17.85%)
Other real estate owned:
Residential loans	588	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-40.50% (14.55%)
Construction loans	804	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (12.13%)
Nonresidential loans	175	Income approach	Adjustment for differences in net operating income capitalization rate	0.00-12.50% (12.50%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans	$3,803	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-20.00% (10.00%)
Residential loans	765	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-11.80% (3.70%)
Consumer loans	260	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (5.00%)
Other real estate owned:
Residential loans	640	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-51.10% (26.83%)
Construction loans	1,286	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-58.10% (22.20%)

The Company has elected the fair value option for newly originated permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of June 30, 2015.

June 30, 2015
(Dollars in thousands)
Aggregate fair value	$9,839
Contractual balance	9,424
Gain (loss)	415

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2015 for loans held for sale, at fair value were:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2015
	(Dollars in thousands)
Interest income	$—	$—
Interest expense	—	—
Change in fair value	(146)	415
Total change in fair value	$(146)	$415

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at June 30, 2015 and December 31, 2014, were as follows:

		Fair Value Measurements at June 30, 2015 Using:
	June 30,
	2015
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$48,983	$48,983	$—	$—
Available for sale securities	472,972	—	472,972	—
Held to maturity securities	4,775	—	4,679	—
Loans held for sale	25,263	—	26,317	—
Loans held for sale, at fair value	9,839	—	—	9,839
Loans, net	1,224,468	—	—	1,236,370
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,768	—	2,284	3,484
Interest rate caps	24	—	—	24
Purchased certificate of deposit option	847	—	847	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(982,536)	(982,636)	—	—
Certificates of deposit	(456,711)	—	(462,628)	—
FHLB advances	(192,085)	—	(192,188)	—
Repurchase agreements and other	(30,546)	—	(32,312)	—
Advance payments by borrowers for taxes and insurance	(15,085)	(15,085)	—	—
Accrued interest payable	(227)	—	(227)	—
Written certificate of deposit option	(847)	—	(847)	—

		Fair Value Measurements at December 31, 2014 Using:
	December 31,
	2014
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$32,980	$32,980	$—	$—
Available for sale securities	499,790	—	499,790	—
Loans held for sale	20,730	—	21,528	—
Loans, net	1,148,093	—	—	1,167,372
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,763	—	2,374	3,389
Interest rate caps	180	—	—	180
Purchased certificate of deposit option	930	—	930	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(912,536)	(912,536)	—	—
Certificates of deposit	(435,300)	—	(442,268)	—
FHLB advances	(186,194)	—	(186,290)	—
Repurchase agreements and other	(30,558)	—	(32,817)	—
Advance payments by borrowers for taxes and insurance	(19,904)	(19,904)	—	—
Accrued interest payable	(185)	—	(185)	—
Written certificate of deposit option	(930)	—	(930)	—

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

9.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest on deposits and borrowings	$4,372	$6,150
Income taxes	100	—
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	1,606	853

10.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. Stock options for 74,058 shares were anti-dilutive for the three months ended June 30, 2015 and stock options for 87,315 shares were anti-dilutive for the three months ended June 30, 2014.  Stock options for 74,058 shares were anti-dilutive for the six months ended June 30, 2015 and stock options for 87,315 shares were anti-dilutive for the six months ended June 30, 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$4,125	$42,404	$7,811	$44,498
Net income allocated to participating securities	(25)	(235)	(39)	(232)
Net income allocated to common stock	$4,100	$42,169	$7,772	$44,266

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$490	$—	$979	$—
Undistributed earnings allocated to common stock	3,610	42,169	6,793	44,266
Net income allocated to common stock	$4,100	$42,169	$7,772	$44,266
Weighted average common shares outstanding, including shares considered participating securities	48,649	50,554	48,968	50,481
Less: Average participating securities	(290)	(280)	(244)	(263)
Weighted average shares	48,359	50,274	48,724	50,218
Basic earnings per common share	$0.08	$0.84	$0.16	$0.88

Diluted earnings per common share computation:
Net income allocated to common stock	$4,100	$42,169	$7,772	$44,266
Weighted average common shares outstanding for basic earnings per common share	48,359	50,274	48,724	50,218
Add: Dilutive effects of assumed exercises of stock options	275	222	273	221
Weighted average shares and dilutive potential common shares	48,634	50,496	48,997	50,439
Diluted earnings per common share	$0.08	$0.84	$0.16	$0.88

11.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, disproportional tax effects and changes in unrealized gains and losses on the postretirement liability. The change includes reclassification of net gains or (losses) and impairment charges on sales of securities of $0 and $31,000 for the three months ended June 30, 2015 and 2014, respectively and $11,000 and $34,000 for the six months ended June 30, 2015 and 2014, respectively.

Other comprehensive income (loss) components and related tax effects for the three month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
June 30, 2015	(Dollars in thousands)
Balances at beginning of period	$(425)	$(17,110)	$916	$511	$(16,108)
Income tax	—	—	—	—	—
Balances at beginning of period, net of tax	(425)	(17,110)	916	511	(16,108)
Other comprehensive income before reclassifications	(5,937)	—	—	—	(5,937)
Reclassification adjustment for gains realized in income	—	—	—	—	—
Net current period other comprehensive income	(5,937)	—	—	—	(5,937)
Balances at end of period, net of tax	$(6,362)	$(17,110)	$916	$511	$(22,045)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
June 30, 2014	(Dollars in thousands)
Balances at beginning of period	$(27,825)	$(2,972)	$1,829	$(129)	$(29,097)
Income tax	14,138	(14,138)	(640)	640	—
Balances at beginning of period, net of tax	(13,687)	(17,110)	1,189	511	(29,097)
Other comprehensive income before reclassifications	3,216	—	—	—	3,216
Reclassification adjustment for gains realized in income	(20)	—	—	—	(20)
Net current period other comprehensive income	3,196	—	—	—	3,196
Balances at end of period, net of tax	$(10,491)	$(17,110)	$1,189	$511	$(25,901)

Other comprehensive income (loss) components and related tax effects for the six month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) From Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
June 30, 2015	(Dollars in thousands)
Balances at beginning of period	$(4,315)	$(17,110)	$916	$511	$(19,998)
Income tax	—	—	—	—	—
Balances at beginning of period, net of tax	(4,315)	(17,110)	916	511	(19,998)
Other comprehensive income before reclassifications	(2,040)	—	—	—	(2,040)
Reclassification adjustment for gains realized in income	(7)	—	—	—	(7)
Net current period other comprehensive income	(2,047)	—	—	—	(2,047)
Balances at end of period, net of tax	$(6,362)	$(17,110)	$916	$511	$(22,045)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) From Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
June 30, 2014	(Dollars in thousands)
Balances at beginning of period	$(40,393)	$(2,972)	$1,829	$(129)	$(41,665)
Income tax	14,138	(14,138)	(640)	640	—
Balances at beginning of period, net of tax	(26,255)	(17,110)	1,189	511	(41,665)
Other comprehensive income before reclassifications	15,786	—	—	—	15,786
Reclassification adjustment for gains realized in income	(22)	—	—	—	(22)
Net current period other comprehensive income	15,764	—	—	—	15,764
Balances at end of period, net of tax	$(10,491)	$(17,110)	$1,189	$511	$(25,901)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended June 30, 2015:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$—	Net gains on securities available for sale
	—	Tax expense
Total reclassification during the period	$—	Net of tax

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended June 30, 2014:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(31)	Net gains on securities available for sale
	11	Tax expense
Total reclassification during the period	$(20)	Net of tax

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the six months ended June 30, 2015:

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

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the six months ended June 30, 2014:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(34)	Net gains on securities available for sale
	12	Tax expense
Total reclassification during the period	$(22)	Net of tax

12.	REGULATORY CAPITAL REQUIREMENTS

Home Savings and United Community are subject to various regulatory capital requirements administered by the federal banking agencies. During the first quarter of 2015, Home Savings and United Community adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity tier 1, and revised the adequately and well capitalized thresholds. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Home Savings and United Community. The regulations require Home Savings to meet specific capital adequacy guidelines in keeping with the regulatory framework for prompt corrective action that involve quantitative measures of Home Savings’ assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Home Savings’ capital classification is also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.

The Basel III Capital Rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rules also requires unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. In connection with the adoption of the Basel III Capital Rules, United Community and Home Savings elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

The final rules became effective for Home Savings on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implemented consolidated capital requirements, that became effective January 1, 2015.

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

	June 30, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$237,890	19.69%	$96,655	8.00%	$120,819	10.00%
Tier 1 capital (to risk-weighted assets)	222,593	18.42%	72,492	6.00%	96,655	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	222,593	18.42%	54,369	4.50%	78,532	6.50%
Tier 1 capital (to average assets)**	222,593	11.94%	74,542	4.00%	93,177	5.00%

	December 31, 2014
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$233,974	21.13%	$88,602	8.00%	$110,752	10.00%
Tier 1 capital to risk-weighted assets	220,080	19.87%	*	*	66,451	6.00%
Tier 1 capital to average total assets**	220,080	12.11%	72,674	4.00%	90,843	5.00%
*	Ratio was not required under regulations existing at that time
**	Tier 1 Leverage Capital Ratio

Management believes that as of June 30, 2015 and December 31, 2014, Home Savings meets all capital adequacy requirements to which they were subject.  As of June 30, 2015 and December 31, 2014, Home Savings was considered well capitalized.

The components of Home Savings’ regulatory capital are as follows:

	June 30, 2015	December 31, 2014
Total shareholders' equity	$223,855	$217,372
Add (deduct)
Accumulated other comprehensive income	22,061	20,015
Intangible assets	(23)	(84)
Disallowed deferred tax assets	(23,300)	(17,223)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	222,593	220,080
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	15,297	13,894
Total risk-based capital	$237,890	$233,974

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	June 30, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$248,306	20.57%	$96,565	8.00%	$120,707	10.00%
Tier 1 capital (to risk-weighted assets)	232,991	19.30%	72,424	6.00%	96,565	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	232,991	19.30%	54,318	4.50%	78,459	6.50%
Tier 1 capital (to average assets)**	232,991	12.50%	74,541	4.00%	93,176	5.00%

The components of United Community’s consolidated regulatory capital are as follows:

June 30, 2015
Total shareholders' equity	$236,462
Add (deduct)
Accumulated other comprehensive income	22,045
Intangible assets	(23)
Disallowed deferred tax assets	(25,493)
Disallowed capitalized mortgage loan servicing rights	—
Tier 1 Capital	232,991
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	15,315
Total risk-based capital	$248,306

13.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$5,909	$6,190
Postretirement benefits	1,042	1,066
Depreciation	735	625
Other real estate owned valuation	418	498
Tax credits carryforward	736	513
Unrealized loss on securities available for sale	3,426	2,324
Interest on nonaccrual loans	933	943
Net operating loss carryforward	20,315	24,027
Purchase accounting adjustment	86	82
Accrued bonuses	405	459
Other	338	279
Deferred tax assets	34,343	37,006
Deferred tax liabilities:
Deferred loan fees	369	321
Federal Home Loan Bank stock dividends	4,585	4,585
Mortgage servicing rights	1,960	1,917
FHLB prepayment penalty	1,195	1,332
Postretirement benefits accrual	493	493
Prepaid expenses	248	201
Deferred tax liabilities	8,850	8,849
Net deferred tax asset	$25,493	$28,157

As of June 30, 2015, the net deferred tax asset (DTA) was $25.5 million, and as of December 31, 2014, the net DTA was $28.2 million.

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

After weighing both the positive and negative evidence, management determined that a valuation allowance on the net DTA was no longer warranted as of June 30, 2014 and June 30, 2015. For a more detailed discussion of the Company’s tax calculation, see Note 14 to the consolidated financial statements, included in Item 8 of the Company’s Form 10-K.

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

United Community’s net operating loss of $58.0 million at June 30, 2015 will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $736,000 of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Selected financial ratios and other data: (1)	2015	2014	2015	2014
Performance ratios:
Return on average assets (2)	0.88%	9.67%	0.84%	5.09%
Return on average equity (3)	6.73%	84.84%	6.36%	46.18%
Interest rate spread (4)	3.03%	2.92%	3.07%	2.92%
Net interest margin (5)	3.16%	3.09%	3.20%	3.08%
Noninterest expense to average assets	2.59%	3.24%	2.67%	3.17%
Efficiency ratio (6)	63.40%	87.77%	66.64%	85.61%
Average interest-earning assets to average interest-bearing liabilities	125.30%	123.00%	124.91%	122.00%
Capital ratios:
Average equity to average assets	13.02%	11.40%	13.17%	11.02%
Equity to assets, end of period	12.30%	13.13%	12.30%	13.13%
Tier 1 leverage ratio (Bank only)	11.94%	12.05%	11.94%	12.05%
Common equity Tier 1 capital (Bank only)	18.42%	n/a	18.42%	n/a
Tier 1 risk-based capital ratio (Bank only)	18.42%	20.00%	18.42%	20.00%
Total risk-based capital ratio (Bank only)	19.69%	21.26%	19.69%	21.26%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	1.55%	1.87%	1.55%	1.87%
Nonperforming assets to average assets (8)	1.19%	1.42%	1.20%	1.42%
Nonperforming assets to total assets at end of period	1.16%	1.39%	1.16%	1.39%
Allowance for loan losses as a percent of loans	1.36%	1.65%	1.36%	1.65%
Allowance for loan losses as a percent of nonperforming loans (7)	88.80%	89.91%	88.80%	89.91%
Texas ratio (9)	8.83%	9.82%	8.83%	9.82%
Total classified assets as a percent of Tier 1 Capital (Bank only)	15.82%	21.97%	15.82%	21.97%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	13.30%	18.23%	13.30%	18.23%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	14.70%	20.21%	14.70%	20.21%
Net chargeoffs as a percent of average loans	0.37%	0.25%	0.23%	0.24%
Total 90+ days past due as a percent of net loans	1.16%	1.53%	1.16%	1.53%
Per share data:
Basic earnings per common share (10)	$0.08	$0.84	$0.16	$0.88
Diluted earnings per common share (10)	0.08	0.84	0.16	0.88
Book value per common share (11)	4.95	4.66	4.95	4.66
Tangible book value per common share (12)	4.95	4.66	4.95	4.66
Cash dividend per common share	0.01	—	0.02	—
Dividend payout ratio (13)	12.50%	n/a	12.58%	n/a

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

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

Total assets increased $89.2 million to $1.9 billion at June 30, 2015, compared to December 31, 2014. Contributing to the change were increases in net loans of $76.4 million, loans held for sale of $14.4 million, the cash surrender value of life insurance of $7.6 million and the addition of $4.8 million in held to maturity securities.  These changes were offset by a decrease in available for sale securities of $26.8 million.

Funds not currently utilized for general corporate purposes are invested in overnight funds. Cash and cash equivalents increased $16.0 million during the first six months of 2015.

The decrease in available for sale securities was the result of maturities, paydowns and amortization of securities totaling $18.5 million and sales of $5.2 million, along with an increase of $3.1 million of unrealized losses during the first six months of 2015.

Net loans increased $76.4 million during the first six months of 2015. The increase was a combination of growth in nonresidential and secured commercial loans during the period. See Note 5 to the consolidated financial statements for additional information regarding the composition of net loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $16.9 million at June 30, 2015, down from $17.7 million at December 31, 2014. The allowance for loan losses as a percentage of loans was 1.36% at June 30, 2015, compared to 1.52% at December 31, 2014. The allowance for loan losses as a percentage of nonperforming loans was 88.80% at June 30, 2015, compared to 86.48% at December 31, 2014. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. At December 31, 2014, the Company evaluated two years of net charge-off history and applied the information to the current period. This component was combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding principal balance by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. As of June 30, 2015, the Company evaluated 11 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans and is no longer being applied by internal risk grade. This change in methodology did not have a material effect on the calculation of the allowance for loan losses.

During the first six months of 2015, the Company recorded a loan loss provision of $569,000. This recognition was primarily due to the growth of the loan portfolio offset by the level of net charge-offs and disposition of nonperforming loans.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans was $43.8 million at June 30, 2015 as compared to $45.9 million at December 31, 2014.

Included in impaired loans above are certain loans Home Savings considers to be troubled debt restructurings (TDR). A loan is considered a TDR if Home Savings grants a concession to a debtor experiencing financial difficulty, that it would otherwise not consider. The concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. If the debtor is not currently experiencing financial difficulties, but would probably be in payment default in the future without the modification, then this type of restructure also could be considered a TDR.

TDR loans aggregated $29.5 million at June 30, 2015 compared to $31.2 million at December 31, 2014.  Of the $29.5 million at June 30, 2015, $26.5 million were performing loans according to their modified terms.  The remaining balance of TDR loans of $3.0 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $19.0 million, or 1.55% of net loans, at June 30, 2015, compared to $20.5 million, or 1.78% of net loans, at December 31, 2014.

Loans held for sale increased $14.4 million, or 69.3%, to $35.1 million at June 30, 2015, compared to $20.7 million at December 31, 2014. The change was primarily attributable to the originations of permanent construction loans during the period.  These loans are not sold until construction of the residence is complete. Additionally, Home Savings continues to sell a portion of newly originated mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Real estate owned and other repossessed assets decreased $106,000, or 3.1%, during the six months ended June 30, 2015. Real estate owned and other repossessed assets are recorded at the lower of (a) the loan’s acquisition balance or (b) the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on real estate properties that exceed $1.0 million in value. A valuation allowance may be established on any property to properly reflect the asset at fair value.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. During the second quarter of 2015, Home Savings purchased an additional $7.0 million in BOLI.  Home Savings recognized $340,000 and $362,000, as other non-interest income based on the change in cash value of the policies in the three months ended June 30, 2015 and 2014, respectively. Home Savings recognized $672,000 and $712,000, as other non-interest income based on the change in cash value of the policies in the six months ended June 30, 2015 and 2014, respectively.

Other assets decreased $2.6 million, largely due to the reversal of the deferred tax assets associated with the Company’s net operating loss carryforward due to current period earnings.

Total deposits increased $91.4 million to $1.4 billion at June 30, 2015, compared to $1.3 billion at December 31, 2014.  Non-interest bearing accounts increased $18.3 million, or 9.7%, since year end.  During the same time period interest bearing deposits increased 6.3%, or $73.1 million, which can be attributed to Home Savings’ planned expansion efforts in attracting public funds.  As of June 30, 2015, Home Savings had $83.4 million in public funds.

FHLB advances increased from $186.2 million at December 31, 2014 to $192.1 million at June 30, 2015.  The change was due to an increase in overnight advances.

Advance payments by borrowers for taxes and insurance decreased $4.8 million during the first six months of 2015. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $627,000 of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $3.9 million.

Home Savings receives requests for reimbursements from both Freddie Mac and Fannie Mae to make them whole on loans sold to them in the secondary market. These loans were originated by Home Savings in the normal course, but such loans have certain defined weaknesses such that a settlement to the investor is required. For the six months ended June 30, 2015, Home Savings recognized a recovery of $243,000 associated with such repurchases. Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $311,000 at June 30, 2015.

Shareholders’ equity decreased $3.7 million to $236.5 million at June 30, 2015, from $240.1 million at December 31, 2014. During the first half of the year, the Company repurchased back into treasury $8.8 million of outstanding shares.  Also impacting the change was a decrease in other comprehensive income of $2.0 million as a result of changes in interest rates.  A substantial portion of these changes were offset by regular earnings.

Book value per common share as of June 30, 2015 was $4.95 as compared to $4.88 per common share as of December 31, 2014. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as mentioned above.

In July 2013, United Community’s primary federal regulator, the Federal Reserve Bank (FRB), and Home Savings’ primary federal regulator, the FDIC, along with other regulatory agencies, published final rules (the Basel III Capital Rules) that revised their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rules also require unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. In connection with the adoption of the Basel III Capital Rules, United Community and Home Savings elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1.  The rules limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

The final rules became effective for Home Savings on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rules also implements consolidated capital requirements, which were effective January 1, 2015.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings and consequently Home Savings’ ability to meet its future capital requirements.

Comparison of Operating Results for the Three Months Ended

June 30, 2015 and June 30, 2014

Net Income. United Community recognized net income for the three months ended June 30, 2015, of $4.1 million, or $0.08 per diluted common share compared to net income of $42.4 million for the three months ended June 30, 2014, or $0.84 per diluted share.

The significant change in earnings from the second quarter of 2014 to the second quarter of 2015 was primarily a result of the reversal of the valuation allowance on net deferred tax assets, which provided an income tax benefit of $38.8 million recognized in the second quarter of 2014.

The increase in pre-tax earnings for the second quarter of 2015, compared to the same quarter last year, was primarily a result of higher net interest income due to loan growth and the positive impact of the 2014 modification of an FHLB advance and the prepayment of two repurchase agreements.  Also contributing to the change was $1.8 million increase in non-interest income. In addition, the Company recorded a reduction of $2.0 million in non-interest expenses.

Net Interest Income. Net interest income was $13.9 million in the second quarter of 2015 up from the $12.7 million recorded in the second quarter of 2014.  Net interest margin was 3.16% for the second quarter of 2015 compared to 3.09% in the second quarter of 2014.

Total interest income increased by $300,000 in the second quarter of 2015 compared to the same period in 2014, to $16.1 million from $15.8 million. The increase is a result of an increase in net loans and loans held for sale. Average net loans increased $120.8 million in the second quarter compared to the same period in 2014 and yields declined 29 basis points to 4.33% at June 30, 2015 from 4.62% for the same period in 2014. Average loans held for sale increased $27.8 million in the second quarter compared to the same period in 2014, yields declined to 4.10% for the three months ended June 30, 2015 from 5.37% for the same period in 2014. Interest income from net loans increased to $12.9 million for the quarter ended June 30, 2015 compared to $12.4 million for the same period in 2014, and income from loans held for sale increased to $341,000 for the quarter ended June 30, 2015 compared to $74,000 million for the same period in 2014.  These increases were partially offset by a decline of $446,000 in available for sale securities.

Interest expense decreased by $810,000 in the second quarter of 2015 to $2.3 million compared to $3.1 million in the same period in 2014. This decrease was due to a 27 basis point decline in the average cost of interest-bearing liabilities in the second quarter of 2015 due to the 2014 modification of an FHLB advance and the prepayment of two repurchase agreements. Interest expense related to interest-bearing deposits was $1.6 million in the second quarter of 2015 and 2014. Expenses on FHLB advances and securities sold under repurchase agreements were $302,000 and $319,000 respectively in the second quarter of 2015 compared to $524,000 and $919,000 respectively for the same period in 2014.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended June 30, 2015 and 2014, was 3.03 % and 2.92%, respectively. The net interest margin increased 7 basis points to 3.16% for the three months ended June 30, 2015 compared to 3.09% for the same quarter in 2014.

	For the Three Months Ended June 30,
	2015 vs. 2014
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(668)	$1,197	$529
Loans held for sale	(13)	280	267
Securities:
Available for sale	(254)	(192)	(446)
Held to maturity	9	9	18
Federal Home Loan Bank stock	(52)	—	(52)
Other interest earning assets	(2)	(8)	(10)
Total interest earning assets	$(980)	$1,286	$306
Interest bearing liabilities:
Savings accounts	$(4)	$1	$(3)
Checking accounts	18	13	31
Certificates of deposit	22	(38)	(16)
Federal Home Loan Bank advances	(376)	154	(222)
Repurchase agreements and other	28	(628)	(600)
Total interest bearing liabilities	(312)	(498)	(810)
Change in net interest income			$1,116

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $753,000 in the second quarter of 2015, compared to a negative provision of $1.6 million in the second quarter of 2014.  The increase in provision expense during the second quarter of 2015 was substantially driven by strong loan growth.  Additionally, the Company incurred chargeoffs that exceeded specific reserves during the second quarter of 2015, which was primarily the result of the charge-off of one commercial construction loan.  For the second quarter of 2015, net chargeoffs to average outstanding loans was 37 basis points on an annualized basis.  This compares to 25 basis points for the same period last year.

Noninterest Income. Noninterest income in the second quarter of 2015 was $5.3 million, as compared to noninterest income for the second quarter of 2014 of $3.4 million. The increase in noninterest income was driven by increased mortgage banking income.  The increase in mortgage banking income was due to an increase in the volume of loans sold in the secondary market in the current quarter, as compared to the same quarter last year.  Additionally, Home Savings was able to benefit from the increased pricing from loans originated in the previous year.  Home Savings adopted fair-value accounting for newly-originated construction perm loans in 2015.  The Company has elected the fair value option for newly originated permanent construction loans held for sale.  Fair value accounting more appropriately aligns the recognition of gains with hedging costs incurred during the construction period.  See Note 9 discussing fair value.

Noninterest Expense. Non-interest expense was $12.2 million for the second quarter of 2015 compared to $14.2 million for the second quarter of 2014, a decrease of $2.0 million.  Significantly impacting this comparison was the recognition of a $923,000 charge related to cost reduction initiatives incurred during the second quarter of 2014.  Additionally, all other major expense categories were down.  Total non-interest expense also decreased $473,000, when comparing the second quarter of 2015 to the prior quarter.

Income Taxes. During the three months ended June 30, 2015, the Company recognized a tax expense of $2.0 million on pre-tax income of $6.2 million, compared to a tax benefit of $38.8 million on pre-tax income of $3.6 million for the three months ended June 30, 2014.  The primary reason for the variance was the reversal of substantially all of the Company’s deferred tax asset valuation allowance in the quarter ended June 30, 2014.

Comparison of Operating Results for the Six Months Ended

June 30, 2015 and June 30, 2014

Net Income. United Community recognized net income for the six months ended June 30, 2015, of $7.8 million, or $0.16 per diluted common share compared to net income of $44.5 million for the six months ended June 30, 2014, or $0.88 per diluted share.

The significant change in earnings from the first six months of 2014 to the first six months of 2015 was primarily a result of the reversal of the valuation allowance on net deferred tax assets, which provided an income tax benefit of $38.7 million recognized in the first half of 2014.

The increase in pre-tax earnings for the six months ended June 30, 2015, compared to the same period last year, was primarily a result of higher net interest income due to loan growth and the positive impact of the 2014 modification of an FHLB advance and the prepayment of two repurchase agreements.  Also contributing to the change was a $2.7 million increase in non-interest income. In addition, the Company recorded a reduction of $2.9 million in non-interest expenses.

Net Interest Income. Net interest income was $27.7 million for the six months ended June 30, 2015 up from the $25.3 million recorded in the six months ended June 30, 2014.  Net interest margin was 3.20% for the first six months of 2015 compared to 3.08% in the first six months of 2014.

Total interest income increased by $629,000 in the first half of 2015 compared to the same period in 2014, to $32.1 million from $31.5 million. The change in income was a result of an increase in outstanding net loans and loans held for sale. Average net loans increased $115.1 million in the first six months of 2015 compared to the same period in 2014. Average loans held for sale increased $25.0 million in the first six months of 2015 compared to the same period in 2014. Interest income from net loans increased to $25.6 million for the six months ended June 30, 2015 compared to $24.5 million for the same period in 2014, and income from loans held for sale increased to $635,000 for the six months ended June 30, 2015 compared to $123,000 million for the same period in 2014.  These increases were partially offset by a decline of $826,000 in available for sale securities income.

Interest expense decreased by $1.8 million in the first half of 2015 compared to the same period in 2014, to $4.4 million from $6.2 million. This decrease was due to a 28 basis point decline in the average cost of interest-bearing liabilities in the first half of 2015 due to the 2014 modification of an FHLB advance and the prepayment of two repurchase agreements. Interest expense related to interest-bearing deposits was $3.2 million in the first half of 2015 compared to $3.3 million for the same period in 2014. Expenses on FHLB advances and securities sold under repurchase agreements were $607,000 and $635,000 respectively in the first six months of 2015 compared to $1.0 million and $1.8 million, respectively, for the same period in 2014.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first six months of last year. The interest rate spread for the six months ended June 30, 2015 and 2014, was 3.07 % and 2.92%, respectively. The net interest margin increased 12 basis points to 3.20% for the six months ended June 30, 2015 compared to 3.08% for the same period in 2014.

	For the Six Months Ended June 30,
	2015 vs. 2014
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(1,242)	$2,340	$1,098
Loans held for sale	(15)	527	512
Securities:
Available for sale	(526)	(300)	(826)
Held to maturity	9	9	18
Federal Home Loan Bank stock	(80)	(57)	(137)
Other interest earning assets	(9)	(21)	(30)
Total interest earning assets	$(1,863)	$2,498	$635
Interest bearing liabilities:
Savings accounts	$(9)	$2	$(7)
Checking accounts	16	15	31
Certificates of deposit	16	(172)	(156)
Federal Home Loan Bank advances	(698)	263	(435)
Repurchase agreements and other	57	(1,249)	(1,192)
Total interest bearing liabilities	(618)	(1,141)	(1,759)
Change in net interest income			$2,394

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $569,000 in the first six months of 2015, compared to a negative provision of $1.6 million in the first six months of 2014.  The increase in provision for loan losses was caused by an overall increase in outstanding loans during the first half of 2015.  Also affecting the comparison, during this time period, a large commercial real estate loan paid off in the second quarter of 2014, releasing approximately $748,000 in reserves at that time.  For the six months ended  June 30, 2015, net chargeoffs to average outstanding loans was 24 basis points on an annualized basis.  This compares to 23 basis points for the same period last year.

Noninterest Income. Noninterest income in the first six months of 2015 was $9.4 million, as compared to noninterest income for the first six months of 2014 of $6.7 million. The increase in noninterest income was driven by increased mortgage banking income and lower losses on the disposition of real estate owned and other repossessed assets.  The increase in mortgage banking income was due to an increase in the volume of loans sold in the secondary market in the current six months, as compared to the same period last year.  Additionally, Home Savings was able to benefit from the increased pricing from loans originated in the previous year.  Home Savings adopted fair-value accounting for newly-originated construction perm loans in 2015.  The Company has elected the fair value option for newly originated permanent construction loans held for sale.  Fair value accounting more appropriately aligns the recognition of gains with hedging costs incurred during the construction period.  See Note 9 discussing fair value.

Noninterest Expense. Noninterest expense was $24.9 million in the first half of 2015, compared to $27.8 million in the first half of 2014, a difference of $2.9 million.  In the first six months of 2015, salaries and employee benefits declined, primarily due to the recognition of a $923,000 charge related to cost reduction initiatives incurred during the second quarter of 2014.  Equipment and data processing expense declined as a result of lower core-processing system costs.  Other expenses declined $537,000 to $2.4 million for the six months ended June 30, 2015, compared to the same six month period last year.  Other expenses decreased primarily because of lower expenses incurred on loans sold in the secondary market. In the first half of the current year, Home Savings recognized a recovery of $243,000, based on historical losses and the quantity of loans with potential weakness that would require repurchase.  In the first half of 2014, Home Savings incurred expenses of $25,000 for repurchased loans.

Income Taxes. During the six months ended June 30, 2015, the Company recognized a tax expense of $3.9 million on pre-tax income of $11.7 million, compared to a tax benefit of $38.7 million on pre-tax income of $5.8 million for the six months ended June 30,

2014. The primary reason for the variance was the reversal of substantially all of the Company’s deferred tax asset valuation allowance during the six months ended June 30, 2014.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At June 30, 2015, approximately $183.1 million of Home Savings’ certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At June 30, 2015, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $605.8 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended June 30, 2015 and 2014. Average balance calculations were based on daily balances.

	For the Three Months Ended June 30,
	2015			2014
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,190,446	$12,890	4.33%	$1,069,690	$12,361	4.62%
Loans held for sale	33,268	341	4.10%	5,514	74	5.37%
Securities:
Available for sale	485,576	2,679	2.21%	518,553	3,125	2.41%
Held to maturity (2)	2,184	18	3.30%	—	—	0.00%
Federal Home Loan Bank stock	18,068	178	3.94%	18,068	230	5.09%
Other interest earning assets	22,928	11	0.19%	38,469	21	0.22%
Total interest earning assets	1,752,470	16,117	3.68%	1,650,294	15,811	3.84%
Non-interest earning assets	129,858			103,976
Total assets	$1,882,328			$1,754,270
Interest bearing liabilities:
Deposits:
Checking accounts	$489,690	257	0.21%	$463,786	226	0.19%
Savings accounts	283,070	40	0.06%	279,004	43	0.06%
Certificates of deposit	445,707	1,342	1.20%	457,945	1,358	1.19%
Federal Home Loan Bank advances	149,551	302	0.81%	50,385	524	4.16%
Repurchase agreements and other	30,550	319	4.18%	90,570	919	4.06%
Total interest bearing liabilities	$1,398,568	2,260	0.65%	$1,341,690	3,070	0.92%
Non-interest bearing liabilities	238,641			212,664
Total liabilities	$1,637,209			$1,554,354
Shareholders’ equity	245,119			199,916
Total liabilities and equity	$1,882,328			$1,754,270
Net interest income and interest rate spread		$13,857	3.03%		$12,741	2.92%
Net interest margin			3.16%			3.09%
Average interest earning assets to average interest bearing liabilities			125.30%			123.00%
(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the six months ended June 30, 2015 and 2014. Average balance calculations were based on daily balances.

	For the Six Months Ended June 30,
	2015			2014
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,171,195	$25,581	4.37%	$1,056,054	$24,483	4.64%
Loans held for sale	29,969	635	4.24%	4,986	123	4.93%
Securities:
Available for sale	492,139	5,540	2.25%	517,297	6,366	2.46%
Held to maturity (2)	1,098	18	3.28%	—	—	0.00%
Federal Home Loan Bank stock	18,068	360	3.98%	20,619	497	4.82%
Other interest earning assets	21,652	17	0.16%	45,898	47	0.20%
Total interest earning assets	1,734,121	32,151	3.71%	1,644,854	31,516	3.84%
Non-interest earning assets	130,978			104,682
Total assets	$1,865,099			$1,749,536
Interest bearing liabilities:
Deposits:
Checking accounts	$479,513	487	0.20%	$464,295	456	0.20%
Savings accounts	280,630	80	0.06%	275,468	87	0.06%
Certificates of deposit	438,738	2,605	1.19%	467,680	2,761	1.18%
Federal Home Loan Bank advances	158,843	607	0.76%	50,193	1,042	4.15%
Repurchase agreements and other	30,552	635	4.16%	90,572	1,827	4.03%
Total interest bearing liabilities	$1,388,276	4,414	0.64%	$1,348,208	6,173	0.92%
Non-interest bearing liabilities	231,187			208,592
Total liabilities	$1,619,463			$1,556,800
Shareholders’ equity	245,636			192,736
Total liabilities and equity	$1,865,099			$1,749,536
Net interest income and interest rate spread		$27,737	3.07%		$25,343	2.92%
Net interest margin			3.20%			3.08%
Average interest earning assets to average interest bearing liabilities			124.91%			122.00%
(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2014, and the quarter ended June 30, 2015, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended June 30, 2015
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	12.79%	6.00%	(1.52)%	30.00%	$(1,841)	(20.00)%	(3.29)%
300	13.39%	6.00%	(0.92)%	25.00%	(1,621)	(15.00)%	(2.89)%
200	13.91%	7.00%	(0.40)%	20.00%	(1,424)	(10.00)%	(2.54)%
100	14.30%	7.00%	(0.01)%	15.00%	(995)	(5.00)%	(1.77)%
Static	14.31%	9.00%	0.00%	0.00%	—	—%	—%

Year Ended December 31, 2014
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.71%	6.00%	(2.77)%	30.00%	$(4,650)	(20.00)%	(8.31)%
300	12.63%	6.00%	(1.85)%	25.00%	(3,647)	(15.00)%	(6.52)%
200	13.50%	7.00%	(0.98)%	20.00%	(2,655)	(10.00)%	(4.75)%
100	14.22%	7.00%	(0.26)%	15.00%	(1,556)	(5.00)%	(2.78)%
Static	14.48%	9.00%	0.00%	0.00%	—	—%	—%

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

ITEM 4. Controls and Procedures.

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2015. Based on their evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that United Community’s disclosure controls and procedures as of June 30, 2015, were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act (i) was recorded, processed, summarized and reported on a timely basis, and (ii) is accumulated and communicated to management, including United Community’s Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2015, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended June 30, 2015:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans		Maximum number of shares that may yet be purchased under the plan
April 1 through April 30, 2015 (1)	179,400	$5.55	165,400	(2)	2,397,589
May 1 through May 31, 2015 (1)	1,014,500	5.48	1,014,500		1,383,089
June 1 through June 30, 2015 (1)	362,790	5.45	361,200	(3)	1,021,889
Total	1,556,690	$5.48	1,541,100		1,021,889

(1)	United Community’s stock repurchase program became effective December 29, 2014. It authorized the purchase of up to 2,500,000 shares. There is no expiration date for the program.
(2)

United Community purchased 14,000 shares at an average share price of $5.49 per share.  These shares were purchased from employees that used shares to pay employment taxes during the period.  The purchase of these shares were not part of United Community’s share repurchase programs.

(3)

United Community purchased 1,590 shares at an average share price of $5.38.  These shares were purchased from employees that used shares to pay employment taxes during the period.  The purchase of these shares were not part of United Community’s share repurchase programs.

ITEM 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation, including amendments
3.2	Amended Code of Regulations
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Principal Accounting Officer
32	Certification of Statements by Chief Executive Officer and Principal Accounting Officer
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: August 5, 2015	/S/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2015	/S/ Timothy W. Esson
Timothy W. Esson Chief Financial Officer and Treasurer
(Principal Financial Officer)

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.1

Incorporated by reference to the Form 10-Q filed by United Community on May 7, 2015 with the SEC, film number 15842770, Exhibit 3.1.

Exhibit 3.2

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number