Form 10-Q
period 2015-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2015-11-04
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 47,624,307 common shares as of October 31, 2015.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$19,831	$21,152
Federal funds sold	24,849	11,828
Total cash and cash equivalents	44,680	32,980
Securities:
Available for sale, at fair value	366,765	499,790
Held to maturity, (fair value of $113,152 and $0, respectively)	113,052	—
Loans held for sale, at lower of cost or market	14,195	20,730
Loans held for sale, at fair value	24,079	—
Loans, net of allowance for loan losses of $17,482 and $17,687	1,277,330	1,148,093
Federal Home Loan Bank stock, at cost	18,068	18,068
Premises and equipment, net	20,539	21,002
Accrued interest receivable	5,530	5,763
Real estate owned and other repossessed assets, net	3,316	3,467
Core deposit intangible	43	84
Cash surrender value of life insurance	54,482	46,401
Other assets	28,808	37,172
Total assets	$1,970,887	$1,833,550
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Interest bearing	$1,201,886	$1,159,871
Non-interest bearing	208,598	187,965
Total deposits	1,410,484	1,347,836
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	46,780	46,194
Short-term Federal Home Loan Bank advances	216,000	140,000
Total Federal Home Loan Bank advances	262,780	186,194
Repurchase agreements and other	30,540	30,558
Total borrowed funds	293,320	216,752
Advance payments by borrowers for taxes and insurance	14,360	19,904
Accrued interest payable	233	185
Accrued expenses and other liabilities	8,561	8,738
Total liabilities	1,726,958	1,593,415
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 47,613,582 and 49,239,004 shares, respectively, outstanding	174,215	174,385
Retained earnings	137,743	128,512
Accumulated other comprehensive income (loss)	(16,907)	(19,998)
Treasury stock, at cost, 6,525,328 and 4,899,906 shares, respectively	(51,122)	(42,764)
Total shareholders’ equity	243,929	240,135
Total liabilities and shareholders’ equity	$1,970,887	$1,833,550

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Interest income
Loans	$13,426	$12,436	$39,007	$36,919
Loans held for sale	390	114	1,025	237
Securities available for sale	2,599	3,002	8,139	9,368
Securities held to maturity (nontaxable)	33	—	45	—
Securities held to maturity (taxable)	17	—	17	—
Federal Home Loan Bank stock dividends	181	180	541	677
Other interest earning assets	8	4	25	51
Total interest income	16,654	15,736	48,799	47,252
Interest expense
Deposits	1,690	1,548	4,862	4,852
Federal Home Loan Bank advances	340	537	947	1,579
Repurchase agreements and other	323	926	958	2,753
Total interest expense	2,353	3,011	6,767	9,184
Net interest income	14,301	12,725	42,032	38,068
(Recovery) provision for loan losses	673	116	1,242	(1,465)
Net interest income after provision for loan losses	13,628	12,609	40,790	39,533
Non-interest income
Non-deposit investment income	259	408	799	1,156
Mortgage servicing fees	683	678	2,038	2,053
Deposit related fees	1,405	1,321	3,811	3,850
Mortgage servicing rights valuation	(138)	2	(92)	(4)
Mortgage servicing rights amortization	(449)	(435)	(1,355)	(1,259)
Other service fees	19	3	56	3
Net gains (losses):
Securities available for sale (includes $0, $328, $11 and $362, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	—	328	11	362
Mortgage banking income	288	676	3,467	1,600
Change in fair value of loans held for sale, carried at fair value	1,421	—	1,836	—
Real estate owned and other repossessed assets, net	(119)	(203)	(311)	(628)
Card fees	1,036	837	2,777	2,461
Other income	468	559	1,229	1,242
Total non-interest income	4,873	4,174	14,266	10,836
Non-interest expense
Salaries and employee benefits	6,894	7,001	20,968	22,863
Occupancy	819	874	2,505	2,622
Equipment and data processing	1,714	1,791	5,105	5,552
Franchise tax	272	198	924	594
Advertising	183	181	546	617
Amortization of core deposit intangible	14	17	41	52
FDIC insurance premiums	313	295	946	875
Other insurance premiums	84	138	253	410
Legal and consulting fees	361	184	889	522
Other professional fees	469	555	1,231	1,564
Debt prepayment penalty	—	1,396	—	1,396
Real estate owned and other repossessed asset expenses	134	189	293	539
Other expenses	1,028	1,433	3,473	4,415
Total non-interest expenses	12,285	14,252	37,174	42,021
Income before income taxes	6,216	2,531	17,882	8,348
Income tax expense (includes $0, $115, $4 and $127 income tax expense from reclassification items)	2,073	(369)	5,928	(39,050)
Net income	$4,143	$2,900	$11,954	$47,398

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Net income	$4,143	$2,900	$11,954	$47,398
Other comprehensive income
Unrealized gain on securities, net of tax	5,138	(196)	3,098	15,590
Reclassification adjustment for (gains) losses, net of tax	—	(213)	(7)	(235)
Total other comprehensive income	$5,138	$(409)	$3,091	$15,355
Comprehensive income	$9,281	$2,491	$15,045	$62,753
Earnings per share
Basic	$0.09	$0.06	$0.25	$0.94
Diluted	0.09	0.06	0.24	0.94

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2015	49,239,004	$174,385	$128,512	$(19,998)	$(42,764)	$240,135
Net income			11,954			11,954
Other comprehensive income				3,091		3,091
Stock option exercises	13,000		(87)		113	26
Stock option expenses		19				19
Restricted stock grants	139,986	(744)	(469)		1,213	—
Restricted stock forfeitures	(8,091)	6	12		(52)	(34)
Restricted stock amortization		549				549
Cash dividend payments ($0.05 per share)			(2,179)			(2,179)
Treasury stock purchases	(1,770,317)				(9,632)	(9,632)
Balance September 30, 2015	47,613,582	$174,215	$137,743	$(16,907)	$(51,122)	$243,929

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2014	50,339,089	$174,719	$81,515	$(41,665)	$(39,495)	$175,074
Net income			47,398			47,398
Other comprehensive income				15,355		15,355
Stock option exercises	85,000		(700)		873	173
Stock option expenses		19				19
Restricted stock grants	248,213	(958)	(1,613)		2,571	—
Restricted stock forfeitures	(54,611)	147	133		(381)	(101)
Restricted stock amortization		356				356
Cash dividend payments ($0.01 per share)			(504)			(504)
Treasury stock purchases	(935,400)				(4,064)	(4,064)
Balance September 30, 2014	49,682,291	$174,283	$126,229	$(26,310)	$(40,496)	$233,706

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$11,954	$47,398
Adjustments to reconcile net income to net cash provided by operating activities
(Recovery) provision for loan losses	1,242	(1,465)
Mortgage banking income	(3,467)	(1,600)
Changes in fair value on loans held for sale	(1,836)	—
Net losses on real estate owned and other repossessed assets sold	311	628
Net gain on available for sale securities sold	(11)	(362)
Net (gain) loss on other assets sold	(21)	7
Amortization of premiums and accretion of discounts	770	662
Depreciation and amortization	1,594	1,484
Net change in interest receivable	233	438
Net change in interest payable	48	(170)
Net change in prepaid and other assets	3,824	2,379
Net change in other liabilities	(211)	(451)
Stock based compensation	568	274
Net principal disbursed on loans originated for sale	(164,356)	(111,149)
Proceeds from sale of loans held for sale	150,803	107,020
Net change in deferred tax assets	5,541	(39,050)
Cash surrender value of life insurance	(1,081)	(1,076)
Net change in interest rate caps	175	278
Net cash from operating activities	6,080	5,245
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	26,486	20,193
Proceeds from the sale of securities available for sale	5,153	5,470
Proceeds from the sale of real estate owned and other repossessed assets	1,905	2,742
Proceeds from the sale of loans held for investment	514	38
Proceeds from the sale of premises and equipment	154	30
Purchases of premises and equipment	(1,238)	(710)
Principal disbursed on loans, net of repayments	(122,796)	(90,650)
Loans purchased	(9,569)	—
Purchase of municipal securities held to maturity	(9,290)	—
Purchase of bank owned life insurance	(7,000)	—
Redemption of FHLB stock	—	8,396
Net cash from investing activities	(115,681)	(54,491)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	50,404	122
Net increase (decrease) in certificates of deposit	12,244	(45,497)
Net decrease in advance payments by borrowers for taxes and insurance	(5,544)	(6,710)
Net change in short-term FHLB advances	76,000	88,000
Repayments of repurchase agreements and other borrowed funds	(18)	(30,015)
Proceeds from the exercise of stock options	26	173
Dividends paid	(2,179)	(504)
Purchase of treasury stock	(9,632)	(4,064)
Net cash from financing activities	121,301	1,505
Change in cash and cash equivalents	11,700	(47,741)
Cash and cash equivalents, beginning of period	32,980	77,331
Cash and cash equivalents, end of period	$44,680	$29,590

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

The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the year ending December 31, 2015. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2014.

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

In June 2014, the FASB issued Accounting Standards Update 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in this ASU change the accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements. The amendments also require two new disclosures. The first disclosure requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements. The second disclosure provides increased transparency about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014, with all other disclosure requirements required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of this guidance as of January 1, 2015 did not have an impact on the Company’s consolidated financial statements, but did result in additional disclosures.

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

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan was to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan was terminated on April 30, 2015 upon the adoption of the 2015 Plan, although the 2007 Plan survives so long as awards issued under the 2007 Plan remain outstanding and exercisable.  The 2007 Plan provided for the issuance of up to 2,000,000 shares that were to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards.

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

There were 6,618 stock options granted in the nine months ended September 30, 2015 and there were 5,443 stock options granted in the nine months ended September 30, 2014. The options must be exercised within 10 years from the date of grant.  Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $6,000 and 19,000, in stock option expenses for the three and nine months ended September 30, 2015.  The Company recognized $6,000 and $19,000 in stock option expenses for the three and nine months ended September 30, 2014. The Company expects to recognize additional expense of $5,000 for the remainder of 2015, $8,000 in 2016 and $1,000 in 2017.

A summary of activity in the plans is as follows:

	For the nine months ended
	September 30, 2015
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	579,905	$2.52
Granted	6,618	5.42
Exercised	(13,000)	1.98
Forfeited and expired	—	—
Outstanding at end of period	573,523	2.56	$1,464
Options exercisable at end of period	554,311	2.50	$1,450

Information related to the stock option plans for the nine months ended September 30, 2015 and 2014 follows:

	September 30, 2015	September 30, 2014
Intrinsic value of options exercised	$43,641	$147,410
Cash received from option exercises	25,700	173,000
Tax benefit realized from option exercises	—	10,267
Weighted average fair value of options granted, per share	$1.70	$2.07

As of September 30, 2015, the cost of nonvested stock options is expected to be recognized over a weighted-average period of 2.0 years.

The fair value of options granted during the three and nine months ended September 30, 2015 and 2014 was determined using the following weighted-average assumptions as of the grant date:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Risk-free interest rate	1.63%	1.74%	1.49%	1.74%
Expected term (years)	5	5	5	5
Expected stock volatility	35.05%	55.96%	35.95%	62.02%
Dividend yield	0.74%	—%	0.74%	—%

Outstanding stock options at September 30, 2015 have a weighted average remaining life of 4.30 years and may be exercised in the range of $1.20 to $5.89.

Restricted Stock Awards:

The 2007 Plan permitted the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at September 30, 2015 aggregated 264,877, of which 25,255 will vest during the remainder of 2015, 104,910 will vest in 2016, 83,789 will vest in 2017 and 50,923 will vest in 2018. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $183,000 and $549,000 in restricted stock award expenses for the three and nine months ended September 30, 2015, respectively, and approximately $120,000 and $356,000 in restricted stock award expenses for the three and nine months ended September 30, 2014. The Company expects to recognize additional expenses of approximately $175,000 in 2015, $528,000 in 2016, $253,000 in 2017 and $93,000 in 2018.

A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2015 is as follows:

	For the nine months ended
	September 30, 2015
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	223,624	$3.88
Granted	139,986	$5.32
Vested	(90,642)	$4.19
Forfeited	(8,091)	$4.87
Nonvested shares at end of period	264,877	$4.50

Executive Incentive Plan

The Executive Incentive Plan (“EIP”) provides incentive compensation awards to certain officers of the Company. Executive incentive awards are generally based upon the actual performance of the Company for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the EIP are calculated, they are paid 80% in cash and 20% in restricted stock. The restricted stock will be granted and vest equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $63,000 and $193,000 in expense for the restricted stock portion of the EIP and $244,000 and $731,000 for the cash portion of the EIP for the three and nine months ended September 30, 2015, respectively.  The Company incurred $46,000 and $204,000 in expense for the restricted stock portion of the EIP and $168,000 and $565,000 for the cash portion of the EIP for the three and nine months ended September 30, 2014, respectively.  Restricted stock expenses for the EIP are included in the total restricted stock expenses discussed above.

Long-term Incentive Plan

The Long-term Incentive Plan (“LTIP”) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (“PSUs”).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $1,000 and $72,000 in expense for the LTIP for the three and nine months ended September 30, 2015, respectively.  The Company incurred $22,000 and $66,000 in expense for the LTIP for the three and nine months ended September 30, 2014, respectively.

4.	SECURITIES

Components of the available for sale portfolio are as follows:

	September 30, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$226,267	$630	$(1,746)	$225,151
Mortgage-backed GSE securities: residential	140,845	833	(64)	141,614
Total	$367,112	$1,463	$(1,810)	$366,765

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$232,225	$184	$(4,452)	$227,957
Mortgage-backed GSE securities: residential	274,204	331	(2,702)	271,833
Total	$506,429	$515	$(7,154)	$499,790

Components of held to maturity securities portfolio are as follows:

	September 30, 2015
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$103,769	$70	$(36)	$103,803
States of the U.S. and political subdivisions	9,283	72	(6)	9,349
Total	$113,052	$142	$(42)	$113,152

The Company had no held to maturity securities at December 31, 2014.

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	September 30, 2015
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	198,973	198,338
Due after ten years	27,294	26,813
Mortgage-backed GSE securities: residential	140,845	141,614
Total	$367,112	$366,765

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	September 30, 2015
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	2,252	2,277
Due after ten years	7,031	7,072
Mortgage-backed GSE securities: residential	$103,769	$103,803
Total	$113,052	$113,152

Securities pledged for participation in the Ohio Linked Deposit Program were $0 at September 30, 2015 and approximately $501,000 at December 31, 2014.  Securities pledged for public funds were approximately $109.4 million at September 30, 2015 and $36.2 million at December 31, 2014.  Securities pledged for borrowings, including repurchase agreements, were approximately $64.3 million at September 30, 2015 and $82.2 million at December 31, 2014.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows:

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$96,099	$(744)	$55,463	$(1,002)	$151,562	$(1,746)
Mortgage-backed GSE securities: residential	-	-	14,669	(64)	14,669	(64)
Total temporarily impaired securities	$96,099	$(744)	$70,132	$(1,066)	$166,231	$(1,810)

	December 31, 2014
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$—	$—	$214,495	$(4,452)	$214,495	$(4,452)
Mortgage-backed GSE securities: residential	4,625	(40)	193,434	(2,662)	198,059	(2,702)
Total temporarily impaired securities	$4,625	$(40)	$407,929	$(7,114)	$412,554	$(7,154)

Securities held to maturity that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows:

	September 30, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$16,954	$(22)	$86,849	$(1,480)	$103,803	$(1,502)
States of the U.S. and political subdivisions	2,308	(6)	-	-	2,308	(6)
Total temporarily impaired securities	$19,262	$(28)	$86,849	$(1,480)	$106,111	$(1,508)

During the third quarter of 2015, Home Savings transferred securities with a total amortized cost of $105.3 million with a corresponding fair value of $103.8 million from available for sale to held to maturity.  The net unrealized loss, net of taxes, on these securities at the date of transfer was $999,000.  The fair value at the date of transfer becomes the securities new cost basis.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will directly offset the effect on interest income from the accretion of the reduced amortized cost for the transferred securities.  Because of this transfer, the total losses less than 12 months and greater than 12 months reported in the table above will not agree to the unrealized losses reported in the inventory of held to maturity securities.  The inventory table reports unrealized gains and losses based upon the transferred securities adjusted cost basis and current fair value.  The reporting of losses less than 12 months and greater than 12 months represents that actual period of time that these securities have been in an unrealized loss position and the securities amortized cost basis if the transfer did not occur.

All of the U.S. Treasury and government sponsored entities (GSE) securities that were temporarily impaired at September 30, 2015 and December 31, 2014, were impaired due to the level of interest rates at that time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income as of September 30, 2015 and December 31, 2014 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

At September 30, 2015 and December 31, 2014, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2015 or December 31, 2014. The Company expects to realize all interest and principal on these securities.

At September 30, 2015, all of the obligations of U.S. states and political subdivisions were temporarily impaired due to the level of interest rates at that time.  Unrealized losses on these securities have not been recognized into income as of September 30, 2015 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Proceeds from the sale of available for sale securities were $0 and $470,000 for the three months ended September 30, 2015 and 2014, respectively.  Gross gains of $0 and $328,000 were realized on these sales during the three months ended September 30, 2015 and 2014, respectively.

Proceeds from the sales of available for sale securities were $5.2 million and $5.5 million for the nine months ended September 30, 2015 and 2014, respectively.  Gross gains of $11,000 and $362,000 were realized on these sales during the nine months ended September 30, 2015 and 2014, respectively.

5.	LOANS

Portfolio loans consist of the following:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Commercial loans
Multifamily	$74,042	$60,546
Nonresidential	167,366	121,595
Land	9,709	9,484
Construction	26,545	16,064
Secured	62,445	45,088
Unsecured	2,559	134
Total commercial loans	342,666	252,911
Residential mortgage loans
One-to four-family	723,619	694,105
Construction	40,723	37,113
Total residential mortgage loans	764,342	731,218
Consumer loans
Home equity	160,564	154,776
Auto	9,728	5,902
Marine	2,784	3,917
Recreational vehicle	11,464	14,054
Other	2,121	2,105
Total consumer loans	186,661	180,754
Total loans	1,293,669	1,164,883
Less:
Allowance for loan losses	17,482	17,687
Deferred loan costs, net	(1,143)	(897)
Total	16,339	16,790
Loans, net	$1,277,330	$1,148,093

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of September 30, 2015 and December 31, 2014 and activity for the three and nine months ended September 30, 2015 and 2014.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended September 30, 2015
Beginning balance	$6,389	$7,082	$3,410	$16,881
Provision (recovery)	1,375	(348)	(354)	673
Charge-offs	(252)	(83)	(178)	(513)
Recoveries	189	66	186	441
Ending balance	$7,701	$6,717	$3,064	$17,482
For the nine months ended September 30, 2015
Beginning balance	$5,690	$8,517	$3,480	$17,687
Provision (recovery)	2,548	(1,498)	192	1,242
Charge-offs	(1,047)	(576)	(1,068)	(2,691)
Recoveries	510	274	460	1,244
Ending balance	$7,701	$6,717	$3,064	$17,482
September 30, 2015
Period-end amount allocated to:
Loans individually evaluated for impairment	$629	$1,596	$745	$2,970
Loans collectively evaluated for impairment	7,072	5,121	2,319	14,512
Ending balance	$7,701	$6,717	$3,064	$17,482
Period-end balances:
Loans individually evaluated for impairment	$10,348	$18,304	$10,461	$39,113
Loans collectively evaluated for impairment	332,318	746,038	176,200	1,254,556
Ending balance	$342,666	$764,342	$186,661	$1,293,669

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
For the three months ended September 30, 2014
Beginning balance	$5,519	$8,955	$3,790	$18,264
Provision (recovery)	144	15	(43)	116
Charge-offs	(149)	(290)	(228)	(667)
Recoveries	208	10	201	419
Ending balance	$5,722	$8,690	$3,720	$18,132
For the nine months ended September 30, 2014
Beginning balance	$6,984	$9,830	$4,302	$21,116
Provision (recovery)	(931)	(518)	(16)	(1,465)
Charge-offs	(1,100)	(840)	(1,083)	(3,023)
Recoveries	769	218	517	1,504
Ending balance	$5,722	$8,690	$3,720	$18,132
December 31, 2014
Period-end amount allocated to:
Loans individually evaluated for impairment	$717	$1,751	$842	$3,310
Loans collectively evaluated for impairment	4,973	6,766	2,638	14,377
Ending balance	$5,690	$8,517	$3,480	$17,687
Period-end balances:
Loans individually evaluated for impairment	$14,845	$19,209	$11,843	$45,897
Loans collectively evaluated for impairment	238,066	712,009	168,911	1,118,986
Ending balance	$252,911	$731,218	$180,754	$1,164,883

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recovery. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  At December 31, 2014, the Company evaluated two years of net charge-off history and applied the information to the current period. This component was combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding principal balance by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. As of September 30, 2015, the Company evaluated 12 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans and is no longer being applied by internal risk grade. This change in methodology, which was made in the first quarter of 2015, did not have a material effect on the calculation of the allowance for loan losses.  The change in methodology was made in order to facilitate technological improvements in the calculation of the allowance for loan loss.

The following table presents loans individually evaluated for impairment by class of loans as of and for nine months ended September 30, 2015:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$169	$—	$—	$43	$4	$4
Nonresidential	1,780	369	—	2,708	5	5
Land	3,922	484	—	511	—	—
Construction	1,126	—	—	116	—	—
Secured	3,890	3,700	—	3,701	—	—
Unsecured	1,248	—	—	—	—	—
Total commercial loans	12,135	4,553	—	7,079	9	9
Residential mortgage loans
One-to four-family	5,374	3,914	—	4,373	50	50
Construction	—	—	—	—	—	—
Total residential mortgage loans	5,374	3,914	—	4,373	50	50
Consumer loans
Home equity	1,709	1,179	—	1,377	12	12
Auto	27	19	—	28	—	—
Marine	499	273	—	250	2	2
Recreational vehicle	94	65	—	70	2	2
Other	—	—	—	—	—	—
Total consumer loans	2,329	1,536	—	1,725	16	16
Total	$19,838	$10,003	$—	$13,177	$75	$75
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$23	$—	$—
Nonresidential	5,324	5,144	584	5,303	99	99
Land	—	—	—	—	—	—
Construction	2,815	327	42	595	—	—
Secured	324	324	3	324	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	8,463	5,795	629	6,245	99	99
Residential mortgage loans
One-to four-family	14,390	14,390	1,596	14,626	439	439
Construction	—	—	—	—	—	—
Total residential mortgage loans	14,390	14,390	1,596	14,626	439	439
Consumer loans
Home equity	8,336	8,336	628	8,931	321	321
Auto	—	—	—	4	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	589	589	117	685	9	9
Other	—	—	—	—	—	—
Total consumer loans	8,925	8,925	745	9,620	330	330
Total	31,778	29,110	2,970	30,491	868	868
Total impaired loans	$51,616	$39,113	$2,970	$43,668	$943	$943

The following tables present loans individually evaluated for impairment by class of loans as of and for nine months ended September 30, 2014:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$185	$86	$—	$207	$—	$—
Nonresidential	5,408	3,804	—	4,180	—	—
Land	3,958	532	—	510	—	—
Construction	—	—	—	—	—	—
Secured	3,929	3,704	—	3,792	—	—
Unsecured	3,651	—	—	—	—	—
Total commercial loans	17,131	8,126	—	8,689	—	—
Residential mortgage loans
One-to four-family	7,592	6,177	—	6,985	43	43
Construction	1,741	639	—	711	—	—
Total residential mortgage loans	9,333	6,816	—	7,696	43	43
Consumer loans
Home equity	2,622	2,015	—	2,893	8	8
Auto	105	96	—	73	1	1
Marine	154	154	—	157	—	—
Recreational vehicle	365	252	—	257	4	4
Other	5	5	—	4	—	—
Total consumer loans	3,251	2,522	—	3,384	13	13
Total	$29,715	$17,464	$—	$19,769	$56	$56
With a specific allowance recorded
Commercial loans
Multifamily	$54	$29	$6	$312	$—	$—
Nonresidential	3,729	3,264	249	1,660	51	51
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	324	324	3	243	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	4,107	3,617	258	2,215	51	51
Residential mortgage loans
One-to four-family	13,980	13,980	2,113	13,590	284	284
Construction	3,436	1,814	203	2,033	—	—
Total residential mortgage loans	17,416	15,794	2,316	15,623	284	284
Consumer loans
Home equity	9,654	9,654	917	9,300	241	241
Auto	7	7	—	6	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	743	743	141	747	11	11
Other	—	—	—	—	—	—
Total consumer loans	10,404	10,404	1,058	10,053	252	252
Total	31,927	29,815	3,632	27,891	587	587
Total impaired loans	$61,642	$47,279	$3,632	$47,660	$643	$643

The following table present loans individually evaluated for impairment by class of loans as of December 31, 2014:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$185	$85	$—
Nonresidential	7,201	5,582	—
Land	3,958	532	—
Construction	1,126	188	—
Secured	3,903	3,702	—
Unsecured	3,258	—	—
Total commercial loans	19,631	10,089	—
Residential mortgage loans
One-to four-family	6,015	4,518	—
Construction	—	—	—
Total residential mortgage loans	6,015	4,518	—
Consumer loans
Home equity	1,901	1,262	—
Auto	47	37	—
Marine	151	151	—
Recreational vehicle	124	81	—
Other	—	—	—
Total consumer loans	2,223	1,531	—
Total	$27,869	$16,138	$—
With a specific allowance recorded
Commercial loans
Multifamily	$33	$8	$6
Nonresidential	3,944	3,561	615
Land	—	—	—
Construction	2,815	863	93
Secured	324	324	3
Unsecured	—	—	—
Total commercial loans	7,116	4,756	717
Residential mortgage loans
One-to four-family	14,691	14,691	1,751
Construction	—	—	—
Total residential mortgage loans	14,691	14,691	1,751
Consumer loans
Home equity	9,577	9,577	722
Auto	7	6	1
Marine	—	—	—
Recreational vehicle	729	729	119
Other	—	—	—
Total consumer loans	10,313	10,312	842
Total	32,120	29,759	3,310
Total impaired loans	$59,989	$45,897	$3,310

The following table present loans individual evaluated for impairment by class of loans as of and for the three months ended September 30, 2015

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$—	$4	$4
Nonresidential	1,400	3	3
Land	490	—	—
Construction	44	—	—
Secured	3,700	—	—
Unsecured	—	—	—
Total commercial loans	5,634	7	7
Residential mortgage loans
One-to four-family	4,163	40	40
Construction	—	—	—
Total residential mortgage loans	4,163	40	40
Consumer loans
Home equity	1,284	8	8
Auto	21	—	—
Marine	279	—	—
Recreational vehicle	66	1	1
Other	—	—	—
Total consumer loans	1,650	9	9
Total	$11,447	$56	$56
With a specific allowance recorded
Commercial loans
Multifamily	$43	$—	$—
Nonresidential	5,643	62	62
Land	—	—	—
Construction	327	—	—
Secured	324	—	—
Unsecured	—	—	—
Total commercial loans	6,337	62	62
Residential mortgage loans
One-to four-family	14,609	302	302
Construction	—	—	—
Total residential mortgage loans	14,609	302	302
Consumer loans
Home equity	8,445	220	220
Auto	2	—	—
Marine	—	—	—
Recreational vehicle	647	4	4
Other	—	—	—
Total consumer loans	9,094	224	224
Total	30,040	588	588
Total impaired loans	$41,487	$644	$644

The following table present loans individual evaluated for impairment by class of loans as of and for the three months ended September 30, 2014

Impaired Loans
(Dollars in thousands)
	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$88	$—	$—
Nonresidential	3,802	4	4
Land	510	—	—
Construction	—	—	—
Secured	3,710	—	—
Unsecured	—	—	—
Total commercial loans	8,110	4	4
Residential mortgage loans
One-to four-family	5,226	19	19
Construction	690	—	—
Total residential mortgage loans	5,916	19	19
Consumer loans
Home equity	1,875	19	19
Auto	65	—	—
Marine	157	—	—
Recreational vehicle	195	1	1
Other	4	—	—
Total consumer loans	2,296	20	20
Total	$16,322	$43	$43
With a specific allowance recorded
Commercial loans
Multifamily	$567	$—	$—
Nonresidential	1,404	—	—
Land	—	—	—
Construction	—	—	—
Secured	324	—	—
Unsecured	—	—	—
Total commercial loans	2,295	—	—
Residential mortgage loans
One-to four-family	15,742	137	137
Construction	2,026	—	—
Total residential mortgage loans	17,768	137	137
Consumer loans
Home equity	10,399	123	123
Auto	9	—	—
Marine	—	—	—
Recreational vehicle	794	6	6
Other	—	—	—
Total consumer loans	11,202	129	129
Total	31,265	266	266
Total impaired loans	$47,587	$309	$309

Home Savings reclassifies a collateralized mortgage loan and consumer loans secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at September 30, 2015 and December 31, 2014, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	September 30, 2015		December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$2,130	$2,051	$1,714	$1,661
Consumer loans in process of foreclosure	980	685	707	489

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of September 30, 2015:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of September 30, 2015

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	3,694	—
Land	484	—
Construction	415	—
Secured	4,016	—
Unsecured	—	—
Total commercial loans	8,609	—
Residential mortgage loans
One-to four-family	4,845	—
Construction	—	—
Total residential mortgage loans	4,845	—
Consumer Loans
Home equity	1,122	—
Auto	15	—
Marine	222	—
Recreational vehicle	524	—
Other	4	—
Total consumer loans	1,887	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$15,341	$—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2014:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2014

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$93	$—
Nonresidential	5,781	—
Land	531	—
Construction	1,051	—
Secured	4,016	—
Unsecured	—	—
Total commercial loans	11,472	—
Residential mortgage loans
One-to four-family	6,816	—
Construction	—	—
Total residential mortgage loans	6,816	—
Consumer Loans
Home equity	1,792	—
Auto	66	—
Marine	119	—
Recreational vehicle	184	—
Other	2	—
Total consumer loans	2,163	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$20,451	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of September 30, 2015:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$74,042	$74,042
Nonresidential	12	—	3,633	3,645	163,721	167,366
Land	—	—	484	484	9,225	9,709
Construction	—	—	415	415	26,130	26,545
Secured	—	—	4,016	4,016	58,429	62,445
Unsecured	—	—	—	—	2,559	2,559
Total commercial loans	12	—	8,548	8,560	334,106	342,666
Residential mortgage loans
One-to four-family	3,833	1,130	4,581	9,544	714,075	723,619
Construction	—	—	—	—	40,723	40,723
Total residential mortgage loans	3,833	1,130	4,581	9,544	754,798	764,342
Consumer Loans:
Home equity	458	424	1,107	1,989	158,575	160,564
Automobile	—	4	9	13	9,715	9,728
Marine	—	—	117	117	2,667	2,784
Recreational vehicle	269	—	524	793	10,671	11,464
Other	—	—	4	4	2,117	2,121
Total consumer loans	727	428	1,761	2,916	183,745	186,661
Total loans	$4,572	$1,558	$14,890	$21,020	$1,272,649	$1,293,669

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2014:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$93	$93	$60,453	$60,546
Nonresidential	—	—	3,891	3,891	117,704	121,595
Land	—	—	531	531	8,953	9,484
Construction	—	—	1,051	1,051	15,013	16,064
Secured	—	—	4,016	4,016	41,072	45,088
Unsecured	—	—	—	—	134	134
Total commercial loans	—	—	9,582	9,582	243,329	252,911
Residential mortgage loans
One-to four-family	2,279	605	4,856	7,740	686,365	694,105
Construction	—	—	—	—	37,113	37,113
Total residential mortgage loans	2,279	605	4,856	7,740	723,478	731,218
Consumer Loans:
Home equity	588	183	1,531	2,302	152,474	154,776
Automobile	21	—	30	51	5,851	5,902
Marine	—	686	—	686	3,231	3,917
Recreational vehicle	452	109	18	579	13,475	14,054
Other	3	4	1	8	2,097	2,105
Total consumer loans	1,064	982	1,580	3,626	177,128	180,754
Total loans	$3,343	$1,587	$16,018	$20,948	$1,143,935	$1,164,883

As of September 30, 2015 and December 31, 2014, the Company has a recorded investment in troubled debt restructurings of $27.7 million and $31.2 million, respectively.  The Company has allocated $2.4 million and $2.6 million of specific allowance for those loans at September 30, 2015 and December 31, 2014, respectively.  The Company has committed to lend additional amounts totaling up to $40,000 and $50,000 at September 30, 2015 and December 31, 2014, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2015:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One-to four-family	2	156	189
Construction	—	—	—
Total residential mortgage loans	2	156	189
Consumer loans
Home equity	5	178	178
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	5	178	178
Total restructured loans	7	$334	$367

The troubled debt restructurings described above increased the allowance for loan losses by $21,000 and resulted in no charge-offs during the three months ended September 30, 2015.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2015

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One-to four-family	12	1,066	1,119
Construction	—	—	—
Total residential mortgage loans	12	1,066	1,119
Consumer loans
Home equity	11	660	661
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	11	660	661
Total restructured loans	23	$1,726	$1,780

The troubled debt restructurings described above increased the allowance for loan losses by $103,000 and resulted in no charge-offs during the nine months ended September 30, 2015.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2014:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One-to four-family	6	643	645
Construction	—	—	—
Total residential mortgage loans	6	643	645
Consumer loans
Home equity	7	394	405
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	7	394	405
Total restructured loans	13	$1,037	$1,050

The troubled debt restructurings described above increased the allowance for loan losses by $59,000, and resulted in chargeoffs of $70,000 during the three months ended September 30, 2014.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2014:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(Dollars in thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	1	120	120
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1	120	120
Residential mortgage loans
One-to four-family	26	2,134	2,190
Construction	—	—	—
Total residential mortgage loans	26	2,134	2,190
Consumer loans
Home equity	26	1,411	1,414
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	26	1,411	1,414
Total restructured loans	53	$3,665	$3,724

The troubled debt restructurings described above increased the allowance for loan losses by $175,000, and resulted in chargeoffs of $73,000 during the nine months ended September 30, 2014.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended September 30, 2015:

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	—	—
Construction	—	—
Total residential mortgage loans	—	—
Consumer loans
Home equity	2	52
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	2	52
Total restructured loans	2	$52

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three and nine months ended September 30, 2015, and had no effect on the provision for loan losses.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended September 30, 2014:

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	1	145
Construction	—	—
Total residential mortgage loans	1	145
Consumer loans
Home equity	2	127
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	2	127
Total restructured loans	3	$272

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three and nine months ended September 30, 2014, and had no effect on the provision for loan losses.

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

As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

September 30, 2015

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$70,054	$1,597	$2,391	$—	$—	$2,391	$74,042
Nonresidential	145,815	4,415	17,136	—	—	17,136	167,366
Land	9,225	—	484	—	—	484	9,709
Construction	26,218	—	327	—	—	327	26,545
Secured	57,056	29	5,360	—	—	5,360	62,445
Unsecured	2,454	—	105	—	—	105	2,559
Total commercial loans	310,822	6,041	25,803	—	—	25,803	342,666
Residential mortgage loans
One-to four-family	718,118	126	5,375	—	—	5,375	723,619
Construction	40,723	—	—	—	—	—	40,723
Total residential mortgage loans	758,841	126	5,375	—	—	5,375	764,342
Consumer Loans
Home equity	159,289	—	1,275	—	—	1,275	160,564
Auto	9,706	3	19	—	—	19	9,728
Marine	2,511	—	273	—	—	273	2,784
Recreational vehicle	10,939	—	525	—	—	525	11,464
Other	2,117	—	4	—	—	4	2,121
Total consumer loans	184,562	3	2,096	—	—	2,096	186,661
Total loans	$1,254,225	$6,170	$33,274	$—	$—	$33,274	$1,293,669

Loans

December 31, 2014

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$53,485	$4,134	$2,927	$—	$—	$2,927	$60,546
Nonresidential	92,074	12,290	17,231	—	—	17,231	121,595
Land	8,952	—	532	—	—	532	9,484
Construction	15,013	—	1,051	—	—	1,051	16,064
Secured	39,480	900	4,708	—	—	4,708	45,088
Unsecured	22	—	112	—	—	112	134
Total commercial loans	209,026	17,324	26,561	—	—	26,561	252,911
Residential mortgage loans
One-to four-family	684,779	939	8,387	—	—	8,387	694,105
Construction	37,113	—	—	—	—	—	37,113
Total residential mortgage loans	721,892	939	8,387	—	—	8,387	731,218
Consumer Loans
Home equity	152,599	—	2,177	—	—	2,177	154,776
Auto	5,829	10	63	—	—	63	5,902
Marine	3,766	—	151	—	—	151	3,917
Recreational vehicle	13,846	—	208	—	—	208	14,054
Other	2,099	—	6	—	—	6	2,105
Total consumer loans	178,139	10	2,605	—	—	2,605	180,754
Total loans	$1,109,057	$18,273	$37,553	$—	$—	$37,553	$1,164,883

6.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion as of September 30, 2015 and December 31, 2014. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$849,109	$821,609
FNMA	248,012	259,463

Escrow balances are maintained at the Federal Home Loan Bank (FHLB) in connection with serviced loans totaling $1.5 and $1.0 million at September 30, 2015 and December 31, 2014, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$5,611	$5,658	$5,535	$5,941
Originations	450	417	1,432	958
Amortized to expense	(449)	(435)	(1,355)	(1,259)
Balance, end of period	5,612	5,640	5,612	5,640
Less valuation allowance	(150)	(4)	(150)	(4)
Net balance	$5,462	$5,636	$5,462	$5,636

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$(12)	$(6)	$(58)	$—
Impairment charges	(138)	—	(299)	(6)
Recoveries	—	2	207	2
Balance, end of period	$(150)	$(4)	$(150)	$(4)

The fair value of mortgage servicing rights as of September 30, 2015, was approximately $8.8 million and at December 31, 2014, the fair value was approximately $9.0 million.

Key economic assumptions in measuring the value of mortgage servicing rights at September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015	December 31, 2014
Weighted average prepayment rate	195 PSA	219 PSA
Weighted average life (in years)	3.54	3.61
Weighted average discount rate	8.00%	8.00%

7.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Real estate owned and other repossessed assets	$4,506	$4,890
Valuation allowance	(1,190)	(1,423)
End of period	$3,316	$3,467

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Dollars in thousands)
Beginning of period	$1,195	$3,563	$1,423	$4,059
Additions charged to expense	39	140	162	578
Reductions due to sales	(44)	(198)	(395)	(1,132)
End of period	$1,190	$3,505	$1,190	$3,505

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(Dollars in thousands)
Net (gain) loss on sales	$80	$63	$149	$50
Provision for unrealized losses, net	39	140	162	578
Operating expenses, net of rental income	134	189	293	539
Total expenses	$253	$392	$604	$1,167

8.	FAIR VALUE MEASUREMENT

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

		Fair Value Measurements at September 30, 2015 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities’ securities	$225,151	$—	$225,151	$—
Mortgage-backed GSE securities: residential	141,614	—	141,614	—
Loans held for sale, at fair value	24,079	—	—	24,079
Interest rate caps	5	—	—	5
Purchased certificate of deposit option	698	—	698	—
Liabilities
Written certificate of deposit option	698	—	698	—

		Fair Value Measurements at December 31, 2014 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities’ securities	$227,957	$—	$227,957	$—
Mortgage-backed GSE securities: residential	271,833	—	271,833	—
Interest rate caps	180	—	—	180
Purchased certificate of deposit option	930	—	930	—
Liabilities
Written certificate of deposit option	930	—	930	—

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2015. There were no loans held for sale, carried at fair value during 2014.

	Loans Held for Sale, At Fair Value
	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
	2015	2015
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$9,839	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	1,421	1,836
Included in other comprehensive income	—	—
Originations	15,655	25,079
Amortization	—	—
Sales	(2,836)	(2,836)
Balance of recurring Level 3 assets at end of period	$24,079	$24,079

	Interest Rate Caps		Interest Rate Caps
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$24	$214	$180	$546
Total gains (losses) for the period
Included in other income	111	184	214	111
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Amortization	(130)	(130)	(389)	(389)
Sales	—	—	—	—
Balance of recurring Level 3 assets at end of period	$5	$268	$5	$268

There were no transfers between Level 2 and Level 3 during 2015 or 2014.

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2015:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$24,079	Comparable sales	Time discount	0.00-1.80%
Interest rate caps	5	Discounted cash flow	Discount rate	0.49-1.18%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2014:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Interest rate caps	$180	Discounted cash flow	Discount rate	0.49-1.18%

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

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2015 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans	$3,439	$—	$—	$3,439
Residential loans	750	—	—	750
Consumer loans	292	—	—	292
Mortgage servicing rights	1,099	—	1,099	—
Other real estate owned, net
Residential loans	1,186	—	—	1,186
Construction loans	804	—	—	804
Nonresidential loans	175	—	—	175

		Fair Value Measurements at December 31, 2014 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans	$3,803	$—	$—	$3,803
Residential loans	765	—	—	765
Consumer loans	260	—	—	260
Mortgage servicing rights	1,138	—	1,138	—
Other real estate owned, net
Residential loans	640	—	—	640
Construction loans	1,286	—	—	1,286

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.5 million at September 30, 2015, that includes a specific valuation allowance of $609,000. This resulted in a decrease of the provision for loan losses of $35,000 and $104,000 during the three and nine months ended September 30, 2015, respectively. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.9 million at September 30, 2014, which includes a specific valuation allowance of $450,000. This resulted in an increase in the provision for loan losses of $21,000 for the three months ended September 30, 2014 and an increase in the provision for loan losses of $460,000 during the nine months ended September 30, 2014.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.8 million at December 31, 2014, that includes a specific valuation allowance of $713,000.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At September 30, 2015, mortgage servicing rights carried at fair value were $1.1 million, resulting in a net valuation allowance of $150,000 at September 30, 2015.  At September 30, 2014, mortgage servicing rights, carried at fair value totaled $228,000, resulting in a net valuation allowance of $2,000.  At December 31, 2014, mortgage servicing rights carried at fair value were $1.1 million, resulting in a valuation allowance of $58,000.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  Net impairment (recovery) reflected in other income totaled $138,000 and $92,000 for the three and nine months ended September 30, 2015.  Net impairment (recovery) reflected in other income totaled $(2,000) and $4,000 for the three and nine months ended September 30, 2014.  The value reflects the characteristics of the underlying loans.

At September 30, 2015, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a gross carrying amount of $2.2 million, with a valuation allowance of $1.2 million. This resulted in additional expenses of $39,000 and $162,000 during the three and nine months ended September 30, 2015, respectively. At September 30, 2014, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $2.8 million with a valuation allowance of $3.5 million. This resulted in additional expenses of $140,000 and $578,000 during the three and nine months ended September 30, 2014. At December 31, 2014, other real estate owned had a net carrying amount of $1.9 million, with a valuation allowance of $1.4 million.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans	$3,439	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-20.00% (10.00%)
Residential loans	750	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (10.00%)
Consumer loans	292	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (17.85%)
Other real estate owned:
Residential loans	1,186	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-40.50% (14.55%)
Construction loans	804	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (12.13%)
Nonresidential loans	175	Income approach	Adjustment for differences in net operating income capitalization rate	0.00-12.50% (12.50%)

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

The Company has elected the fair value option for newly originated permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of September 30, 2015.

September 30, 2015
(Dollars in thousands)
Aggregate fair value	$24,079
Contractual balance	22,243
Gain (loss)	1,836

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2015 for loans held for sale, at fair value were:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2015	September 30, 2015
	(Dollars in thousands)
Interest income	$—	$—
Interest expense	—	—
Change in fair value	1,421	1,836
Total change in fair value	$1,421	$1,836

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at September 30, 2015 and December 31, 2014, were as follows:

		Fair Value Measurements at September 30, 2015 Using:
	September 30,
	2015
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$44,680	$44,680	$—	$—
Available for sale securities	366,765	—	366,765	—
Held to maturity securities	113,052	—	113,152	—
Loans held for sale	14,195	—	14,756	—
Loans held for sale, at fair value	24,079	—	—	24,079
Loans, net	1,277,330	—	—	1,290,832
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,530	—	1,831	3,699
Interest rate caps	5	—	—	5
Purchased certificate of deposit option	698	—	698	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(962,940)	(962,940)	—	—
Certificates of deposit	(447,544)	—	(452,779)	—
FHLB advances	(262,780)	—	(262,881)	—
Repurchase agreements and other	(30,540)	—	(32,157)	—
Advance payments by borrowers for taxes and insurance	(14,360)	(14,360)	—	—
Accrued interest payable	(233)	—	(233)	—
Written certificate of deposit option	(698)	—	(698)	—

		Fair Value Measurements at December 31, 2014 Using:
	December 31,
	2014
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$32,980	$32,980	$—	$—
Available for sale securities	499,790	—	499,790	—
Loans held for sale	20,730	—	21,528	—
Loans, net	1,148,093	—	—	1,167,372
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,763	—	2,374	3,389
Interest rate caps	180	—	—	180
Purchased certificate of deposit option	930	—	930	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(912,536)	(912,536)	—	—
Certificates of deposit	(435,300)	—	(442,268)	—
FHLB advances	(186,194)	—	(186,290)	—
Repurchase agreements and other	(30,558)	—	(32,817)	—
Advance payments by borrowers for taxes and insurance	(19,904)	(19,904)	—	—
Accrued interest payable	(185)	—	(185)	—
Written certificate of deposit option	(930)	—	(930)	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a) Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

(b) FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

(c) Held to maturity securities

Fair values for held to maturity securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows.

(d) Loans

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

(f) Other Borrowings

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

9.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid (received) during the period for:
Interest on deposits and borrowings	$6,719	$9,354
Income taxes	200	100
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	2,065	1,516
Transfers from available for sale securities to held to maturity securities, at fair value	103,768	—

10.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. Stock options for 76,317 shares were anti-dilutive for the three months ended September 30, 2015 and stock options for 75,008 shares were anti-dilutive for the three months ended September 30, 2014.  Stock options for 76,317 shares were anti-dilutive for the nine months ended September 30, 2015 and stock options for 78,220 shares were anti-dilutive for the nine months ended September 30, 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$4,143	$2,900	$11,954	$47,398
Net income allocated to participating securities	(23)	(19)	(60)	(247)
Net income allocated to common stock	$4,120	$2,881	$11,894	$47,151

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$1,187	$500	$2,165	$500
Undistributed earnings allocated to common stock	2,933	2,381	9,729	46,651
Net income allocated to common stock	$4,120	$2,881	$11,894	$47,151
Weighted average common shares outstanding, including shares considered participating securities	47,745	50,031	48,556	50,329
Less: Average participating securities	(265)	(333)	(244)	(263)
Weighted average shares	47,480	49,698	48,312	50,066
Basic earnings per common share	$0.09	$0.06	$0.25	$0.94

Diluted earnings per common share computation:
Net income allocated to common stock	$4,120	$2,881	$11,894	$47,151
Weighted average common shares outstanding for basic earnings per common share	47,480	49,698	48,312	50,066
Add: Dilutive effects of assumed exercises of stock options	264	260	270	234
Weighted average shares and dilutive potential common shares	47,744	49,958	48,582	50,300
Diluted earnings per common share	$0.09	$0.06	$0.24	$0.94

11.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, disproportional tax effects and changes in unrealized gains and losses on the postretirement liability. The change includes reclassification of net gains or (losses) and impairment charges on sales of securities of $0 and $328,000 for the three months ended September 30, 2015 and 2014, respectively and $11,000 and $362,000 for the nine months ended September 30, 2015 and 2014, respectively.

Other comprehensive income (loss) components and related tax effects for the three month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
September 30, 2015	(Dollars in thousands)
Balances at beginning of period	$(6,362)	$(17,110)	$—	$916	$511	$(22,045)
Income tax	—	—	—	—	—	—
Balances at beginning of period, net of tax	(6,362)	(17,110)	—	916	511	(22,045)
Transfer losses from available for sale to held to maturity	999		(999)	—	—	—
Other comprehensive income before reclassifications	5,138	—	—	—	—	5,138
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	—	—	—	—
Reclassification adjustment for gains realized in income	—	—	—	—	—	—
Net current period other comprehensive income	5,138	—	—	—	—	5,138
Balances at end of period, net of tax	$(225)	$(17,110)	$(999)	$916	$511	$(16,907)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
September 30, 2014	(Dollars in thousands)
Balances at beginning of period	$(10,491)	$(17,110)	$1,189	$511	$(25,901)
Income tax	—	—	—	—	—
Balances at beginning of period, net of tax	(10,491)	(17,110)	1,189	511	(25,901)
Other comprehensive income before reclassifications	(196)	—	—	—	(196)
Reclassification adjustment for gains realized in income	(213)	—	—	—	(213)
Net current period other comprehensive income	(409)	—	—	—	(409)
Balances at end of period, net of tax	$(10,900)	$(17,110)	$1,189	$511	$(26,310)

Other comprehensive income (loss) components and related tax effects for the nine month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
September 30, 2015	(Dollars in thousands)
Balances at beginning of period	$(4,315)	$(17,110)	$—	$916	$511	$(19,998)
Income tax	—	—	—	—	—	—
Balances at beginning of period, net of tax	(4,315)	(17,110)	—	916	511	(19,998)
Transfer losses from available for sale to held to maturity	999		(999)	—	—	—
Other comprehensive income before reclassifications	3,098	—	—	—	—	3,098
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	—	—	—	—
Reclassification adjustment for gains realized in income	(7)	—	—	—	—	(7)
Net current period other comprehensive income	3,091	—	—	—	—	3,091
Balances at end of period, net of tax	$(225)	$(17,110)	$(999)	$916	$511	$(16,907)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
September 30, 2014	(Dollars in thousands)
Balances at beginning of period	$(40,393)	$(2,972)	$1,829	$(129)	$(41,665)
Income tax	14,138	(14,138)	(640)	640	—
Balances at beginning of period, net of tax	(26,255)	(17,110)	1,189	511	(41,665)
Other comprehensive income before reclassifications	15,590	—	—	—	15,590
Reclassification adjustment for gains realized in income	(235)	—	—	—	(235)
Net current period other comprehensive income	15,355	—	—	—	15,355
Balances at end of period, net of tax	$(10,900)	$(17,110)	$1,189	$511	$(26,310)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended September 30, 2015:

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

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended September 30, 2014:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(328)	Net gains on securities available for sale
	115	Tax expense
Total reclassification during the period	$(213)	Net of tax

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the nine months ended September 30, 2015:

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

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the nine months ended September 30, 2014:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(362)	Net gains on securities available for sale
	127	Tax expense
Total reclassification during the period	$(235)	Net of tax

12.	REGULATORY CAPITAL REQUIREMENTS

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

The final rules became effective for Home Savings on January 1, 2015. The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The final rule also implemented consolidated capital requirements, which became effective January 1, 2015.

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

	September 30, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$247,578	19.67%	$100,692	8.00%	$125,865	10.00%
Tier 1 capital (to risk-weighted assets)	231,685	18.41%	75,519	6.00%	100,692	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	231,685	18.41%	56,639	4.50%	81,812	6.50%
Tier 1 capital (to average assets)**	231,685	12.01%	77,144	4.00%	96,429	5.00%

	December 31, 2014
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$233,974	21.13%	$88,602	8.00%	$110,752	10.00%
Tier 1 capital to risk-weighted assets	220,080	19.87%	*	*	66,451	6.00%
Tier 1 capital to average total assets**	220,080	12.11%	72,674	4.00%	90,843	5.00%
*	Ratio was not required under regulations existing at that time
**	Tier 1 Leverage Capital Ratio

Management believes that as of September 30, 2015 and December 31, 2014, Home Savings meets all capital adequacy requirements to which they were subject.  As of September 30, 2015 and December 31, 2014, Home Savings was considered well capitalized.

The components of Home Savings’ regulatory capital are as follows:

	September 30, 2015	December 31, 2014
Total shareholders' equity	$233,481	$217,372
Add (deduct)
Accumulated other comprehensive income	16,923	20,015
Intangible assets	(17)	(84)
Disallowed deferred tax assets	(18,702)	(17,223)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	231,685	220,080
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	15,893	13,894
Total risk-based capital	$247,578	$233,974

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	September 30, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$255,779	20.32%	$100,699	8.00%	$125,874	10.00%
Tier 1 capital (to risk-weighted assets)	239,868	19.06%	75,525	6.00%	100,699	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	239,868	19.06%	56,643	4.50%	81,818	6.50%
Tier 1 capital (to average assets)**	239,868	12.44%	77,145	4.00%	96,431	5.00%

The components of United Community’s consolidated regulatory capital are as follows:

September 30, 2015
Total shareholders' equity	$243,929
Add (deduct)
Accumulated other comprehensive income	16,907
Intangible assets	(17)
Disallowed deferred tax assets	(20,951)
Disallowed capitalized mortgage loan servicing rights	—
Tier 1 Capital	239,868
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	15,911
Total risk-based capital	$255,779

13.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$6,119	$6,190
Postretirement benefits	1,011	1,066
Depreciation	634	625
Other real estate owned valuation	416	498
Tax credits carryforward	893	513
Unrealized loss on securities available for sale	121	2,324
Unrealized loss on securities held to maturity	538	—
Interest on nonaccrual loans	816	943
Net operating loss carryforward	17,860	24,027
Purchase accounting adjustment	88	82
Accrued bonuses	692	459
Other	564	279
Deferred tax assets	29,752	37,006
Deferred tax liabilities:
Deferred loan fees	446	321
Federal Home Loan Bank stock dividends	4,585	4,585
Mortgage servicing rights	1,912	1,917
FHLB prepayment penalty	1,127	1,332
Postretirement benefits accrual	493	493
Prepaid expenses	238	201
Deferred tax liabilities	8,801	8,849
Net deferred tax asset	$20,951	$28,157

As of September 30, 2015, the net deferred tax asset (DTA) was $21.0 million, and as of December 31, 2014, the net DTA was $28.2 million.

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

Positive evidence considered included (1) the Company’s recent history of quarterly pre-tax earnings (with the most recent quarterly loss being recorded for the quarter ended September 30, 2012), (2) expectations for sustained and continued profitability with sufficient taxable income to fully utilize the remaining net deferred tax benefits (3) significant reductions in the level of non-

performing assets since their peak, which was the primary source of the losses generated in prior periods (4) resolution to an executive search placed on a key management position (5) evaluation of core earnings (6) adequacy of capital to fund balance sheet and future growth and (7) cost-saving initiatives triggered during 2014.

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

After weighing both the positive and negative evidence, management determined that a valuation allowance on the net DTA was no longer warranted as of June 30, 2014 and September 30, 2015. For a more detailed discussion of the Company’s tax calculation, see Note 14 to the consolidated financial statements, included in Item 8 of the Company’s Form 10-K.

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

United Community’s net operating loss of $51.0 million at September 30, 2015 will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $893,000 of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

14.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE

The following is a summary of securities sold under an agreement to repurchase:

	September 30, 2015		December 31, 2014
		Weighted		Weighted
	Amount	average rate	Amount	average rate
(Dollars in thousands)
Securities sold under agreement to repurchase-term	$30,000	4.14%	$30,000	4.14%

The repurchase agreements as of September 30, 2015 and December 31, 2014 are in one tranche of $30.0 million which matures on February 20, 2017.

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of approximately $38.2 million at September 30, 2015 and $54.7 million at December 31, 2014. Securities sold under agreements to repurchase are typically held by a brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to Home Savings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Selected financial ratios and other data: (1)	2015	2014	2015	2014
Performance ratios:
Return on average assets (2)	0.85%	0.65%	0.84%	3.58%
Return on average equity (3)	6.87%	4.90%	6.53%	30.46%
Interest rate spread (4)	3.06%	2.90%	3.07%	2.91%
Net interest margin (5)	3.18%	3.06%	3.19%	3.07%
Noninterest expense to average assets	2.53%	3.17%	2.62%	3.17%
Efficiency ratio (6)	63.54%	84.87%	65.58%	85.35%
Average interest-earning assets to average interest-bearing liabilities	123.29%	123.35%	124.35%	122.48%
Capital ratios:
Average equity to average assets	12.45%	13.16%	12.92%	11.75%
Equity to assets, end of period	12.38%	12.97%	12.38%	12.97%
Tier 1 leverage ratio (Bank only)	12.01%	12.05%	12.04%	12.05%
Common equity Tier 1 capital (Bank only)	18.41%	n/a	18.41%	n/a
Tier 1 risk-based capital ratio (Bank only)	18.41%	19.94%	18.41%	19.94%
Total risk-based capital ratio (Bank only)	19.67%	21.19%	19.67%	21.19%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	1.20%	1.85%	1.20%	1.85%
Nonperforming assets to average assets (8)	0.96%	1.40%	0.99%	1.43%
Nonperforming assets to total assets at end of period	0.95%	1.40%	0.95%	1.40%
Allowance for loan losses as a percent of loans	1.35%	1.59%	1.35%	1.59%
Allowance for loan losses as a percent of nonperforming loans (7)	113.96%	87.57%	113.96%	87.57%
Texas ratio (9)	7.14%	10.01%	7.14%	10.01%
Total classified assets as a percent of Tier 1 Capital (Bank only)	15.79%	20.16%	15.79%	20.16%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	13.35%	16.69%	13.35%	16.69%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	14.68%	18.60%	14.68%	18.60%
Net chargeoffs as a percent of average loans	0.02%	0.09%	0.16%	0.19%
Total 90+ days past due as a percent of net loans	1.17%	1.62%	1.17%	1.62%
Per share data:
Basic earnings per common share (10)	$0.09	$0.06	$0.25	$0.94
Diluted earnings per common share (10)	0.09	0.06	0.24	0.94
Book value per common share (11)	5.12	4.70	5.12	4.70
Tangible book value per common share (12)	5.12	4.70	5.12	4.70
Cash dividend per common share	0.025	0.01	0.045	0.01
Dividend payout ratio (13)	27.78%	16.67%	18.75%	1.06%

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

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

Total assets increased $137.3 million to $2.0 billion at September 30, 2015, compared to December 31, 2014. Contributing to the change were increases in net loans of $129.2 million, loans held for sale at fair value of $24.1 million and the cash surrender value of life insurance of $8.1 million.

Funds not currently utilized for general corporate purposes are invested in overnight funds. Cash and cash equivalents increased $11.7 million during the first nine months of 2015.

The decrease in available for sale securities was the result of the reclassification of approximately $105.0 million to held to maturity.  These securities were moved to held to maturity in part to reduce volatility in tangible book value.  Additionally, there were maturities, paydowns and amortization of securities totaling $26.5 million and sales of $5.2 million. There was an unrealized loss in the available for sale portfolio of $347,000 at September 30, 2015, compared to an unrealized loss of $6.6 million at December 31, 2014.

Net loans increased $129.2 million during the first nine months of 2015. The increase was a combination of growth in nonresidential and secured commercial loans during the period. See Note 5 to the consolidated financial statements for additional information regarding the composition of net loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $17.5 million at September 30, 2015, down from $17.7 million at December 31, 2014. The allowance for loan losses as a percentage of loans was 1.35% at September 30, 2015, compared to 1.52% at December 31, 2014. The allowance for loan losses as a percentage of nonperforming loans was 113.96% at September 30, 2015, compared to 86.48% at December 31, 2014. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. At December 31, 2014, the Company evaluated two years of net charge-off history and applied the information to the current period. This component was combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding principal balance by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. As of September 30, 2015, the Company evaluated 12 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans and is no longer being applied by internal risk grade. This change in methodology did not have a material effect on the calculation of the allowance for loan losses.

During the first nine months of 2015, the Company recorded a loan loss provision of $1.2 million. This recognition was primarily due to the growth of the loan portfolio offset by the level of net charge-offs and disposition of nonperforming loans.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans was $39.1 million at September 30, 2015 as compared to $45.9 million at December 31, 2014.

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

TDR loans aggregated $27.7 million at September 30, 2015 compared to $31.2 million at December 31, 2014.  Of the $27.7 million at September 30, 2015, $25.5 million were performing loans according to their modified terms.  The remaining balance of TDR loans of $2.2 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $15.3 million, or 1.20% of net loans, at September 30, 2015, compared to $20.5 million, or 1.78% of net loans, at December 31, 2014.

Loans held for sale increased $17.5 million, or 84.6%, to $38.3 million at September 30, 2015, compared to $20.7 million at December 31, 2014. The change was primarily attributable to the originations of permanent construction loans during the period.  These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination. Additionally, Home Savings continues to sell most of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Real estate owned and other repossessed assets decreased $151,000, or 4.4%, during the nine months ended September 30, 2015. Real estate owned and other repossessed assets are recorded at the fair market value of the property less costs to sell. Appraisals are obtained at least annually on real estate properties that exceed $1.0 million in value. A valuation allowance may be established on any property to properly reflect the asset at fair value.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. During the second quarter of 2015, Home Savings purchased an additional $7.0 million in BOLI.  Home Savings recognized $413,000 and $363,000, as other non-interest income based on the change in cash value of the policies in the three months ended September 30, 2015 and 2014, respectively. Home Savings recognized $1.1 million and $1.1 million, as other non-interest income based on the change in cash value of the policies in the nine months ended September 30, 2015 and 2014, respectively.

Other assets decreased $8.4 million, largely due to the reduction of the net deferred tax asset associated with the Company’s net operating loss carryforward due to current period earnings.

Total deposits increased $62.6 million to $1.4 billion at September 30, 2015, compared to $1.3 billion at December 31, 2014.  Non-interest bearing accounts increased $20.6 million, or 11.0%, since year end.  During the same time period interest bearing deposits increased 3.6%, or $42.0 million, which can be attributed to Home Savings’ planned expansion efforts in attracting public funds.  As of September 30, 2015, Home Savings had $77.4 million in public funds.

FHLB advances increased from $186.2 million at December 31, 2014 to $262.8 million at September 30, 2015.  The change was due to an increase in overnight advances.

Advance payments by borrowers for taxes and insurance decreased $5.5 million during the first nine months of 2015. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $1.6 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $3.9 million.

Shareholders’ equity increased $3.8 million to $243.9 million at September 30, 2015, from $240.1 million at December 31, 2014. During the first nine months of the year, the Company repurchased back common shares into treasury totaling $9.6 million.  Also impacting the change was an increase in other comprehensive income of $3.1 million as a result of changes in the value of available for sale securities.  A substantial portion of these changes were offset by regular earnings.

Book value per common share as of September 30, 2015 was $5.12 as compared to $4.88 per common share as of December 31, 2014. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as mentioned above.

Comparison of Operating Results for the Three Months Ended

September 30, 2015 and September 30, 2014

Net Income. United Community recognized net income for the three months ended September 30, 2015, of $4.1 million, or $0.09 per diluted common share compared to net income of $2.9 million for the three months ended September 30, 2014, or $0.06 per diluted share.

The increase in earnings for the third quarter of 2015, compared to the same quarter last year, was primarily a result of higher net interest income due to loan growth and the positive impact of the 2014 modification of an FHLB advance and the prepayment of two repurchase agreements.  Also contributing to the change was a $699,000 increase in non-interest income. In addition, the Company recorded a reduction of $2.0 million in non-interest expenses.

Net Interest Income. Net interest income was $14.3 million in the third quarter of 2015 up from the $12.7 million recorded in the third quarter of 2014.  Net interest margin was 3.18% for the third quarter of 2015 compared to 3.06% in the third quarter of 2014.

Total interest income increased by $918,000 in the third quarter of 2015 compared to the same period in 2014, to $16.7 million from $15.7 million. The increase is a result of an increase in net loans and loans held for sale. Average net loans increased $144.7 million in the third quarter compared to the same period in 2014 and yields declined 20 basis points to 4.30% for the three months ended September 30, 2015 from 4.50% for the same period in 2014. Average loans held for sale increased $30.7 million in the third quarter compared to the same period in 2014, while yields declined to 3.99% for the three months ended September 30, 2015 from 5.47% for the same period in 2014. Interest income from net loans increased to $13.4 million for the quarter ended September 30, 2015 compared to $12.4 million for the same period in 2014, and income from loans held for sale increased to $390,000 for the quarter ended September 30, 2015 compared to $114,000 million for the same period in 2014.  These increases were partially offset by a decline of $403,000 in income on available for sale securities.

Interest expense decreased by $658,000 in the third quarter of 2015 to $2.4 million compared to $3.0 million in the same period in 2014. This decrease was due to a 25 basis point decline in the average cost of interest-bearing liabilities in the third quarter of 2015 primarily due to the 2014 modification of an FHLB advance and the prepayment of two repurchase agreements. Interest expense related to interest-bearing deposits was $1.7 million in the third quarter of 2015 compared to $1.5 million in the third quarter of 2014. Expenses on FHLB advances and securities sold under repurchase agreements were $340,000 and $323,000 respectively in the third quarter of 2015 compared to $537,000 and $926,000 respectively for the same period in 2014.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the third quarter of last year. The interest rate spread for the three months ended September 30, 2015 and 2014, was 3.06 % and 2.90%, respectively. The net interest margin increased 12 basis points to 3.18% for the three months ended September 30, 2015 compared to 3.06% for the same quarter in 2014.

	For the Three Months Ended September 30,
	2015 vs. 2014
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(526)	$1,516	$990
Loans held for sale	(22)	298	276
Securities:
Available for sale	(152)	(251)	(403)
Held to maturity	34	35	69
Federal Home Loan Bank stock	—	1	1
Other interest earning assets	4	—	4
Total interest earning assets	$(662)	$1,599	$937
Interest bearing liabilities:
Savings accounts	$—	$—	$—
Checking accounts	84	14	98
Certificates of deposit	39	5	44
Federal Home Loan Bank advances	(365)	168	(197)
Repurchase agreements and other	24	(627)	(603)
Total interest bearing liabilities	$(218)	$(440)	(658)
Change in net interest income			$1,595

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $673,000 in the third quarter of 2015, compared to a provision of $116,000 in the third quarter of 2014.  The increase in provision expense during the third quarter of 2015 was substantially driven by strong loan growth.  For the third quarter of 2015, net chargeoffs to average outstanding loans was 2 basis points on an annualized basis.  This compares to 9 basis points for the same period last year.

Noninterest Income. Noninterest income in the third quarter of 2015 was $4.9 million, as compared to noninterest income for the third quarter of 2014 of $4.2 million. The increase in noninterest income was driven by increased mortgage banking income, which includes changes in fair value of construction perm loans held for sale.  The increase in mortgage banking income was due to Home Savings adopting fair-value accounting for newly-originated construction perm loans in 2015.  Fair value accounting more appropriately aligns the recognition of gains with hedging costs incurred during the construction period.  See Note 9 discussing fair value.

Noninterest Expense. Non-interest expense was $12.3 million for the third quarter of 2015 compared to $14.3 million for the third quarter of 2014, a decrease of $2.0 million.  Significantly impacting this comparison was the recognition of a $1.4 million prepayment penalty on the early termination of a $30.0 million borrowing in 2014.  Additionally, most other major expense categories were down.

Income Taxes. During the three months ended September 30, 2015, the Company recognized a tax expense of $2.1 million on pre-tax income of $6.2 million, compared to a tax benefit of $369,000 on pre-tax income of $2.5 million for the three months ended September 30, 2014.  The primary reason for the variance was the reversal of a portion of the Company’s deferred tax asset valuation allowance during the quarter ended June 30, 2014.

Comparison of Operating Results for the Nine Months Ended

September 30, 2015 and September 30, 2014

Net Income. United Community recognized net income for the nine months ended September 30, 2015, of $12.0 million, or $0.24 per diluted common share compared to net income of $47.4 million for the nine months ended September 30, 2014, or $0.94 per diluted share.

The significant change in earnings from the first nine months of 2014 to the first nine months of 2015 was primarily a result of the reversal of the valuation allowance on net deferred tax assets, which provided an income tax benefit of $39.0 million recognized in the first nine months of 2014.

The increase in pre-tax earnings for the nine months ended September 30, 2015, compared to the same period last year, was primarily a result of higher net interest income due to loan growth and the positive impact of the 2014 modification of an FHLB advance and the prepayment of two repurchase agreements.  Also contributing to the change was a $3.4 million increase in non-interest income. In addition, the Company recorded a reduction of $4.8 million in non-interest expenses.

Net Interest Income. Net interest income was $42.0 million for the nine months ended September 30, 2015, up from the $38.1 million recorded in the nine months ended September 30, 2014.  Net interest margin was 3.19% for the first nine months of 2015 compared to 3.07% in the first nine months of 2014.

Total interest income increased by $1.5 million in the first nine months of 2015 compared to the same period in 2014, to $48.8 million from $47.3 million. The change in income was a result of an increase in outstanding net loans and loans held for sale. Average net loans increased $125.1 million in the first nine months of 2015 compared to the same period in 2014. Average loans held for sale increased $26.9 million in the first nine months of 2015 compared to the same period in 2014. Interest income from net loans increased to $39.0 million for the nine months ended September 30, 2015 compared to $36.9 million for the same period in 2014, and income from loans held for sale increased to $1.0 million for the nine months ended September 30, 2015 compared to $237,000 for the same period in 2014.  These increases were partially offset by a decline of $1.2 million in available for sale securities income.

Interest expense decreased by $2.4 million in the first nine months of 2015 compared to the same period in 2014, to $6.8 million from $9.2 million. This decrease was due to a 27 basis point decline in the average cost of interest-bearing liabilities in the first nine months of 2015 due to the 2014 modification of an FHLB advance and the prepayment of two repurchase agreements. Interest expense related to interest-bearing deposits was $4.9 million in the first nine months of 2015 compared to $4.9 million for the same period in 2014. Expenses on FHLB advances and securities sold under repurchase agreements were $947,000 and $958,000 respectively in the first nine months of 2015 compared to $1.6 million and $2.8 million, respectively, for the same period in 2014.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first nine months of last year. The interest rate spread for the nine months ended September 30, 2015 and 2014, was 3.07 % and 2.91%, respectively. The net interest margin increased 12 basis points to 3.19% for the nine months ended September 30, 2015 compared to 3.07% for the same period in 2014.

	For the Nine Months Ended September 30,
	2015 vs. 2014
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(1,789)	$3,877	$2,088
Loans held for sale	(37)	825	788
Securities:
Available for sale	(675)	(554)	(1,229)
Held to maturity	43	44	87
Federal Home Loan Bank stock	(81)	(55)	(136)
Other interest earning assets	(6)	(20)	(26)
Total interest earning assets	$(2,545)	$4,117	$1,572
Interest bearing liabilities:
Savings accounts	$(9)	$2	$(7)
Checking accounts	98	31	129
Certificates of deposit	56	(168)	(112)
Federal Home Loan Bank advances	(1,073)	441	(632)
Repurchase agreements and other	83	(1,878)	(1,795)
Total interest bearing liabilities	$(845)	$(1,572)	(2,417)
Change in net interest income			$3,989

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $1.2 million in the first nine months of 2015, compared to a negative provision of $1.5 million in the first nine months of 2014.  The increase in provision for loan losses was caused by an overall increase in outstanding loans during the first nine months of 2015.  Also affecting the comparison, during this time period, a large commercial real estate loan paid off in the second quarter of 2014, releasing approximately $748,000 in reserves at that time.  For the nine months ended September 30, 2015, net chargeoffs to average outstanding loans was 16 basis points on an annualized basis.  This compares to 19 basis points for the same period last year.

Noninterest Income. Noninterest income in the first nine months of 2015 was $14.3 million, as compared to noninterest income for the first nine months of 2014 of $10.8 million. The increase in noninterest income was driven by increased mortgage banking income, the fair value adjustment on loans held for sale, and lower losses on the disposition of real estate owned and other repossessed assets.  The increase in mortgage banking income was due to an increase in the volume of loans sold in the secondary market in the current nine months, as compared to the same period last year.  Additionally, Home Savings was able to benefit from the increased pricing from loans originated in the previous year.  Home Savings adopted fair-value accounting for newly-originated construction perm loans in 2015 and has elected the fair value option for newly originated permanent construction loans held for sale.  Fair value accounting more appropriately aligns the recognition of gains with hedging costs incurred during the construction period.  See Note 9 discussing fair value.

Noninterest Expense. Noninterest expense was $37.2 million in the first nine months of 2015, compared to $42.0 million in the first nine months of 2014, a difference of $4.8 million.  In the first nine months of 2015, salaries and employee benefits declined, primarily due to the recognition of a $923,000 charge related to cost reduction initiatives incurred during the second quarter of 2014.  Equipment and data processing expense declined as a result of lower core-processing system costs.  Prepayment penalties declined as the expense did not reoccur in 2015.  Other expenses declined $942,000 to $3.5 million for the nine months ended September 30, 2015, compared to the same nine month period last year.  Other expenses decreased primarily because of lower expenses incurred associated with a repurchase reserve associated with loans that have been sold in the secondary market. In the first nine months of the current year, Home Savings recognized a recovery of $554,000, based on historical losses and the quantity of loans with potential weakness that would require repurchase.  In the first nine months of 2014, Home Savings incurred expenses of $45,000 for repurchased loans.

Income Taxes. During the nine months ended September 30, 2015, the Company recognized a tax expense of $5.9 million on pre-tax income of $17.9 million, compared to a tax benefit of $39.1 million on pre-tax income of $8.3 million for the nine months ended September 30, 2014. The primary reason for the variance was the reversal of substantially all of the Company’s deferred tax asset valuation allowance during the quarter ended June 30, 2014.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At September 30, 2015, approximately $189.2 million of Home Savings’ certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At September 30, 2015, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $545.5 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended September 30, 2015 and 2014. Average balance calculations were based on daily balances.

	For the Three Months Ended September 30,
	2015			2014
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,249,316	$13,426	4.30%	$1,104,571	$12,436	4.50%
Loans held for sale	39,078	390	3.99%	8,339	114	5.47%
Securities:
Available for sale	469,049	2,599	2.22%	513,282	3,002	2.34%
Held to maturity (2)	8,467	69	3.26%	—	—	0.00%
Federal Home Loan Bank stock	18,068	181	4.01%	18,068	180	3.98%
Other interest earning assets	17,779	8	0.18%	17,881	4	0.09%
Total interest earning assets	1,801,757	16,673	3.70%	1,662,141	15,736	3.79%
Non-interest earning assets	137,495			134,601
Total assets	$1,939,252			$1,796,742
Interest bearing liabilities:
Deposits:
Checking accounts	$488,924	262	0.21%	$453,312	164	0.14%
Savings accounts	279,894	41	0.06%	275,705	41	0.06%
Certificates of deposit	450,917	1,387	1.23%	448,943	1,343	1.20%
Federal Home Loan Bank advances	211,140	340	0.64%	79,641	537	2.70%
Repurchase agreements and other	30,544	323	4.23%	89,912	926	4.12%
Total interest bearing liabilities	$1,461,419	2,353	0.64%	$1,347,513	3,011	0.89%
Non-interest bearing liabilities	236,447			212,705
Total liabilities	$1,697,866			$1,560,218
Shareholders’ equity	241,386			236,524
Total liabilities and equity	$1,939,252			$1,796,742
Net interest income and interest rate spread		$14,320	3.06%		$12,725	2.90%
Net interest margin			3.18%			3.06%
Average interest earning assets to average interest bearing liabilities			123.29%			123.35%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the nine months ended September 30, 2015 and 2014. Average balance calculations were based on daily balances.

	For the Nine Months Ended September 30,
	2015			2014
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,197,521	$39,007	4.34%	$1,072,404	$36,919	4.59%
Loans held for sale	33,038	1,025	4.14%	6,116	237	5.17%
Securities:
Available for sale	484,358	8,139	2.24%	515,943	9,368	2.42%
Held to maturity (2)	3,581	87	3.24%	—	—	0.00%
Federal Home Loan Bank stock	18,068	541	3.99%	19,760	677	4.57%
Other interest earning assets	20,347	25	0.16%	36,457	51	0.19%
Total interest earning assets	1,756,913	48,824	3.71%	1,650,680	47,252	3.82%
Non-interest earning assets	133,203			114,764
Total assets	$1,890,116			$1,765,444
Interest bearing liabilities:
Deposits:
Checking accounts	$482,685	749	0.21%	$460,353	620	0.18%
Savings accounts	280,382	121	0.06%	275,547	128	0.06%
Certificates of deposit	442,842	3,992	1.20%	461,366	4,104	1.19%
Federal Home Loan Bank advances	176,467	947	0.72%	60,117	1,579	3.50%
Repurchase agreements and other	30,549	958	4.18%	90,350	2,753	4.06%
Total interest bearing liabilities	$1,412,925	6,767	0.64%	$1,347,733	9,184	0.91%
Non-interest bearing liabilities	232,988			210,219
Total liabilities	$1,645,913			$1,557,952
Shareholders’ equity	244,203			207,492
Total liabilities and equity	$1,890,116			$1,765,444
Net interest income and interest rate spread		$42,057	3.07%		$38,068	2.91%
Net interest margin			3.19%			3.07%
Average interest earning assets to average interest bearing liabilities			124.35%			122.48%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2014, and the quarter ended September 30, 2015, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended September 30, 2015
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	12.12%	6.00%	(1.86)%	30.00%	$(2,906)	(20.00)%	(5.08)%
300	12.84%	6.00%	(1.14)%	25.00%	(2,684)	(15.00)%	(4.70)%
200	13.46%	7.00%	(0.51)%	20.00%	(2,487)	(10.00)%	(4.35)%
100	13.93%	7.00%	(0.05)%	15.00%	(1,471)	(5.00)%	(2.57)%
Static	13.98%	9.00%	0.00%	0.00%	—	—%	—%

Year Ended December 31, 2014
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.71%	6.00%	(2.77)%	30.00%	$(4,650)	(20.00)%	(8.31)%
300	12.63%	6.00%	(1.85)%	25.00%	(3,647)	(15.00)%	(6.52)%
200	13.50%	7.00%	(0.98)%	20.00%	(2,655)	(10.00)%	(4.75)%
100	14.22%	7.00%	(0.26)%	15.00%	(1,556)	(5.00)%	(2.78)%
Static	14.48%	9.00%	0.00%	0.00%	—	—%	—%

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

ITEM 4. Controls and Procedures.

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2015. Based on their evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that United Community’s disclosure controls and procedures as of September 30, 2015, were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act (i) was recorded, processed, summarized and reported on a timely basis, and (ii) is accumulated and communicated to management, including United Community’s Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2015, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable
(b)	Not applicable
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended September 30, 2015:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
July 1 through July 31, 2015 (1)	—	$—	—	1,021,889
August 1 through August 31, 2015 (1)	15,100	5.06	15,100	1,006,789
September 1 through September 30, 2015 (1)	144,000	5.08	144,000	862,789
Total	159,100	$5.48	159,100	862,789

(1)	United Community’s stock repurchase program became effective December 29, 2014. It authorized the purchase of up to 2,500,000 shares. There is no expiration date for the program.

On July 2, 2015, the Company awarded an aggregate of 5,560 restricted common shares and on July 28, 2015, the Company awarded an aggregate of 3,968 restricted common shares to its directors as part of the directors’ compensation for service on the Board of Directors.  There was no other value received by the Company from the directors in exchange for this award of restricted shares.  The restricted shares were offered by the Company in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.  In utilizing the exemption, the Company relied upon the fact that there was no public offering of the restricted common shares and that each of the directors is an insider of the Company with access to all information necessary to make an informed decision regarding the restricted shares.

ITEM 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation, including amendments
3.2	Amended Code of Regulations
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Principal Accounting Officer
32	Certification of Statements by Chief Executive Officer and Principal Accounting Officer
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: November 4, 2015	/S/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: November 4, 2015	/S/ Timothy W. Esson
Timothy W. Esson Chief Financial Officer and Treasurer
(Principal Financial Officer)

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.1

Incorporated by reference to the Form 10-Q filed by United Community on May 7, 2015 with the SEC, film number 15842770, Exhibit 3.1.

Exhibit 3.2

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number