Form 10-K
period 2015-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2016-03-11
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 30, 2015 was approximately $248.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 4, 2016, there were 47,634,899 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders

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

Home Savings conducts business from its main office located in Youngstown, Ohio, and through 31 retail banking offices and loan production centers located throughout Ohio and western Pennsylvania. The principal business of Home Savings is the origination of mortgage loans, including construction loans, on residential and nonresidential real estate located in Home Savings’ primary market area, which consists of Ashland, Columbiana, Cuyahoga, Erie, Franklin, Geauga, Huron, Lake, Mahoning, Portage, Richland, Stark, Summit and Trumbull Counties in Ohio and Allegheny and Beaver Counties in Pennsylvania. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under the heading Investment Activities. Funds for lending and other investment activities are obtained primarily from retail deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB, repurchase agreements and maturities of securities.

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

From August 8, 2008 until July 2, 2013, United Community was subject to an Order to Cease and Desist, as amended, and from July 9, 2013 to January 8, 2014 a Memorandum of Understanding.  The Order and Memorandum of Understanding generally restricted United Community’s ability to pay dividends, repurchase shares or issue debt without the FRB’s (as successor to the Office of Thrift Supervision) prior approval.

As of December 31, 2015, the FDIC categorized Home Savings as well capitalized.

On January 29, 2016, United Community acquired James & Sons Insurance.  James & Sons Insurance is an insurance agency that offers a wide variety of insurance products for business and residential customers, which include, auto, homeowners, life-health, commercial, surety bonds, and aviation.  This transaction marks the initial step in the formation of The Home Savings Insurance Group. Home Savings intends to expand the insurance business via organic growth coupled with a selective acquisition strategy.

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

Loan Portfolio Composition. The following table presents certain information regarding the composition of Home Savings’ loan portfolio at the dates indicated:

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans
	(Dollars in thousands)
Commercial Loans
Multifamily	$80,170	6.02%	$60,546	5.20%	$54,485	5.19%	$80,923	7.45%	$120,991	8.52%
Nonresidential	175,456	13.17%	121,595	10.44%	131,251	12.52%	138,188	12.72%	276,198	19.44%
Land	9,301	0.70%	9,484	0.81%	9,683	0.92%	15,808	1.46%	23,222	1.64%
Construction	38,812	2.91%	16,064	1.38%	4,452	0.42%	14,421	1.33%	41,262	2.91%
Secured	63,182	4.74%	45,088	3.87%	25,714	2.45%	24,243	2.23%	25,120	1.77%
Unsecured	2,831	0.21%	134	0.01%	427	0.04%	2,300	0.21%	5,026	0.35%
Total commercial loans	369,752	27.75%	252,911	21.71%	226,012	21.54%	275,883	25.40%	491,819	34.63%
Residential Mortgage Loans
One-to four-family	733,685	55.06%	694,105	59.58%	585,025	55.76%	577,249	53.14%	667,375	46.99%
Construction	40,898	3.07%	37,113	3.19%	48,897	4.66%	18,431	1.70%	22,605	1.59%
Total residential mortgage loans	774,583	58.13%	731,218	62.77%	633,922	60.42%	595,680	54.84%	689,980	48.58%
Consumer Loans
Home Equity	161,338	12.11%	154,776	13.28%	159,795	15.22%	177,230	16.33%	191,827	13.50%
Auto	11,348	0.85%	5,902	0.51%	5,669	0.54%	7,648	0.70%	8,933	0.63%
Marine	2,699	0.20%	3,917	0.34%	4,308	0.42%	4,942	0.45%	5,900	0.42%
Recreational Vehicle	10,656	0.80%	14,054	1.21%	17,347	1.66%	22,250	2.05%	28,530	2.01%
Other (1)	2,217	0.17%	2,105	0.18%	2,112	0.20%	2,523	0.23%	3,207	0.23%
Total consumer loans	188,258	14.13%	180,754	15.52%	189,231	18.04%	214,593	19.76%	238,397	16.79%
Total Loans	1,332,593	100.00%	1,164,883	100.00%	1,049,165	100.00%	1,086,156	100.00%	1,420,196	100.00%
Less net items	16,401		16,790		19,973		19,916		40,920
Total Loans, net	$1,316,192		$1,148,093		$1,029,192		$1,066,240		$1,379,276

(1)	Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

Loan Maturity. The following table sets forth certain information as of December 31, 2015, regarding the dollar amount of construction and commercial loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings always include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments.

	Principal payments contractually due in the years ended December 31,
	2016	2017-2020	2021 and thereafter	Total
	(Dollars in thousands)
Construction loans:
Residential mortgage construction	$—	$—	$40,898	$40,898
Commercial construction	4,518	25,710	8,585	38,813
Commercial loans	8,848	34,763	22,402	66,013
Total	$13,366	$60,473	$71,885	$145,724

The table below sets forth the dollar amount of all loans reported above becoming due after December 31, 2015, which have fixed or adjustable interest rates:

Due after December 31, 2016
(Dollars in thousands)
Fixed rate	$43,138
Adjustable rate	89,220
$132,358

Commercial Loans:

Multifamily. Home Savings originates loans secured by multifamily properties that contain more than four units. Multifamily loans are offered with adjustable and fixed rates of interest, which adjust according to a specified index, and typically have terms ranging from five to ten years and of the value of the real estate and improvements (LTV) of up to 80%.

Multifamily lending generally is considered to involve a higher degree of risk than one-to-four family residential lending because the borrower typically depends upon income generated by the subject property to cover operating expenses and debt service. The profitability of a subject property can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home Savings attempts to mitigate the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the subject property and by obtaining personal guarantees on loans made to corporations, limited liability companies and partnerships. Home Savings requires borrowers to submit financial statements annually to enable management to monitor the loan and requires an assignment of rents from borrowers.

At December 31, 2015, loans secured by multifamily properties totaled approximately $80.2 million, or 6.0% of total loans. There were no multifamily loans that were considered nonperforming at December 31, 2015. New originations in this loan category totaled $30.0 million in 2015.

Nonresidential. Home Savings originates loans secured by nonresidential real estate, such as shopping centers, office buildings, and industrial buildings. Home Savings’ nonresidential real estate loans typically have both fixed and adjustable rates, amortization of up to 25 years and LTVs of up to 80%. The majority of such properties are located within Home Savings’ primary lending area.

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

At December 31, 2015, approximately $175.5 million, or 13.2% of Home Savings’ total loans, were secured by mortgages on nonresidential real estate, of which $3.6 million, or 2.1% of Home Savings’ total nonresidential real estate loans, were considered nonperforming. New originations in this loan category totaled $75.8 million in 2015.

Land. Home Savings also originates a limited number of loans secured by vacant land. Home Savings’ land loans generally are fixed-rate loans for terms of up to five years and require a LTV of 65% or less. At December 31, 2015, approximately $9.3 million, or 0.7%, of Home Savings’ total loans were land loans. Nonperforming land loans totaled $384,000, or 4.1% of such loans, at December 31, 2015. New originations in this loan category totaled $3.1 million in 2015.

Construction.  Home Savings originates loans for the construction of multifamily properties, nonresidential real estate projects and to builders on a presold or speculative (unsold) basis.  Home Savings limits the number of outstanding loans to each residential builder on unsold homes under construction, both by dollar amount and number.  Construction loans for multifamily and nonresidential properties, as well as loans to builders, typically have LTV at origination of up to 75% based on estimated value at completion, with the value of the land included as part of the owner’s equity.

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

At December 31, 2015, Home Savings had approximately $38.8 million, or 2.9% of its total loans, invested in commercial construction loans.  None of these loans were nonperforming at December 31, 2015.  New originations for commercial construction loans totaled $75.1 million in 2015.

Secured and Unsecured. Home Savings makes commercial loans to businesses in its primary market area, including traditional lines of credit, revolving lines of credit and term loans. The collateral coverage ratios for commercial loans depend upon the nature of the underlying collateral. Lines of credit and revolving credits generally are priced on a floating rate basis, which is tied to the prime interest rate or LIBOR. Term loans usually have adjustable rates, but can have fixed rates of interest, and typically have terms of one to five years.

The repayment of commercial loans typically is dependent on the cash flow stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans often consists of depreciating assets, which are generally matched to the amortization of the underlying loan.

At December 31, 2015, Home Savings had approximately $66.2 million invested in secured commercial loans and $2.8 million in unsecured commercial loans. The majority of these loans are secured by inventory, accounts receivable, equipment, investment property, vehicles or other assets of the borrower. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, where applicable.

Nonperforming secured and unsecured commercial loans at December 31, 2015, amounted to $4.0 million, or 6.1% of total commercial loans. New originations of commercial loans totaled $45.7 million in 2015, of which $39.7 million were secured.

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

At December 31, 2015, Home Savings’ one-to four-family residential real estate loans held for investment totaled approximately $733.7 million, or 55.1% of total loans. At December 31, 2015, $6.2 million, or 0.8%, of Home Savings’ one-to four-family loans were nonperforming. New originations in this loan category totaled $226.3 million in 2015.

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

At December 31, 2015, Home Savings had approximately $40.9 million, or 3.1% of its total loans, invested in one-to four-family residential construction loans.  All of these loans were performing according to the terms of their agreement as of December 31, 2015.

New originations for residential mortgage construction loans to owner-occupants totaled $162.5 million in 2015.  The level of new originations exceeded the outstanding balance of these loans as not all funds have been drawn on such loans as of December 31, 2015.

Consumer Loans:

Home Savings originates various types of consumer loans, including home equity loans, home equity lines of credit, vehicle loans, unsecured loans, and cash-secured loans.  Home Savings generally does not originate recreational vehicle loans or marine loans. Consumer loans are made at fixed and variable rates of interest for different terms based on the type of loan.

Home Savings generally makes closed-end home equity loans and lines of credit in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where it sells the first mortgage or another lender holds the first mortgage. Home Savings also offers home equity lines of credit. Fixed-rate home equity loans typically have terms of ten years. Rate adjustments on adjustable home equity loans change based on the prime interest rate for loans on residences of up to 90% LTV regardless of lien position. At December 31, 2015, approximately $161.3 million, or 12.1%, of Home Savings’ consumer loan portfolio consisted of home equity loans. Home Savings also makes cash-secured consumer loans for up to 100% of the principal balance of the account. These loans generally have fixed rates tied to market conditions.

For new automobiles, loans are originated for up to 110% of the MSRP value of the car with terms of up to 72 months. For used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A.) retail value of the car model and a term of up to 72 months. Most automobile loans are originated indirectly through approved auto dealerships. At December 31, 2015, automobile loans totaled $11.3 million, or 0.9% of Home Savings’ consumer loan portfolio.

At December 31, 2015, Home Savings had approximately $188.3 million, or 14.1% of its total loans, invested in consumer loans. Nonperforming consumer loans at December 31, 2015, amounted to $2.6 million, or 1.4% of such loans. New originations of consumer loans totaled $76.8 million in 2015.

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

Each of Home Savings’ retail banking offices and loan production centers have loan personnel who can accept loan applications, which are then forwarded to Home Savings’ Credit Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report and verification of employment and analyzes the cash flows of the borrower and other documentation concerning the creditworthiness of the borrower. Typically, an appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by an approved independent fee appraiser. For all nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by a third party appraisal review firm engaged by Home Savings. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Generally, all commercial requests and consumer loan requests of $500,000 or more and residential mortgage loan requests over $800,000 up to and including $5.0 million require the approval of the Officers’ Loan Committee or the appropriate Officer’s Loan Committee member. All loans that would cause the aggregate lending relationship to be greater than $5.0 million require approval from both the Officers’ Loan Committee and the Executive Officers’ Loan Committee. Lending relationships greater than $10.0 million must be approved by the Board Loan Committee.

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

At December 31, 2015, Home Savings had $75.3 million of outstanding commitments to make mortgage loans with the intention to sell in the secondary market, as well as $126.0 million available to borrowers under consumer and commercial lines of credit and $46.1 million available in the OverdraftPrivilege™ program. At December 31, 2015, Home Savings had $73.9 million in funds related to commercial loans in process and $38.5 million related to construction loans in process under existing contractual obligations.

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

Based on such limits, Home Savings could lend approximately $36.1million to one borrower at December 31, 2015. The largest amount Home Savings had committed to one borrower at December 31, 2015, was $15.8 million spread across 4 loans, $12.1 million of which was outstanding at December 31, 2015. At December 31, 2015, these commercial real estate loans were performing in accordance with their terms.

Delinquent Loans, Nonperforming Assets and Classified Assets. The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

	At December 31,
	2015			2014
			Percent of net			Percent of net
	Number	Amount	loans	Number	Amount	loans
	(Dollars in thousands)
Loans delinquent for:
30-59 days	103	$5,383	0.41%	69	$3,343	0.29%
60-89 days	30	955	0.07%	23	1,587	0.14%
90 days or over	204	16,279	1.24%	179	16,017	1.40%
Total delinquent loans	337	$22,617	1.72%	271	$20,947	1.82%

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

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets by year at the dates indicated:

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans
Commercial Loans:
Multifamily and nonresidential	$3,599	$5,874	$6,201	$19,092	$48,762
Construction and land	384	1,582	3,580	13,513	38,246
Commercial and industrial	4,016	4,016	4,158	1,225	2,830
Total commercial loans	7,999	11,472	13,939	33,830	89,838
Residential mortgage loans:	6,181	6,816	6,356	5,437	26,637
Consumer Loans:	2,567	2,163	3,248	4,842	6,581
Total nonaccrual loans	16,747	20,451	23,543	44,109	123,056
Past due 90 days and still accruing	—	—	45	3,678	39
Total nonperforming loans	16,747	20,451	23,588	47,787	123,095
Real estate acquired through foreclosure and other repossessed assets	2,727	3,467	6,341	18,440	33,486
Total nonperforming assets	$19,474	$23,918	$29,929	$66,227	$156,581
Total impaired loans	$39,659	$45,897	$48,181	$61,017	$153,567
Nonperforming loans as a percent of loans, net	1.27%	1.78%	2.29%	4.48%	8.92%
Nonperforming assets as a percent of total assets	0.98%	1.31%	1.72%	3.66%	7.71%
Allowance for loan losses as a percent of nonperforming loans	105.76%	86.48%	89.52%	44.22%	34.34%
Allowance for loan losses as a percent of loans, net	1.33%	1.52%	2.01%	1.94%	2.97%

In 2015, net income did not include uncollected interest on nonperforming loans. During 2015, approximately $1.5 million in additional interest income would have been recorded had nonaccrual loans been accruing pursuant to contractual terms.

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

During 2015, Home Savings experienced a decline in impaired loans of $6.2 million. Home Savings recognized a decrease in nonperforming nonresidential loans of approximately $3.9 million. Nonperforming construction and land loans decreased $1.2 million.

Real estate acquired in settlement of loans is classified separately on the balance sheet at estimated fair value less costs to sell as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in real estate owned and other repossessed asset expenses. At December 31, 2015, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $2.7 million and consisted primarily of $1.7 million in one-to four-family residential properties, $785,000 secured by land and one-to four-family residential construction properties and $76,000 in recreational vehicles.

In addition to the classified loans identified above, other loans may be identified as having potential credit problems as a result of those loans being identified by our internal loan review function. These special mention loans, which have not exhibited the more severe weaknesses generally present in classified loans, amounted to $11.0 million, as of December 31, 2015, compared to $18.3 million at December 31, 2014.

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recovery. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  At December 31, 2014, the Company evaluated two years of net charge-off history and applied the information to the current period. This component was combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding principal balance by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. As of December 31, 2015, the Company evaluated 12 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans and is no longer being applied by internal risk grade. This change in methodology, which was made in the first quarter of 2015, did not have a material effect on the calculation of the allowance for loan losses.  The change in methodology was made in order to facilitate technological improvements in the calculation of the allowance for loan loss.

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

The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of period	$17,687	$21,116	$21,130	$42,271	$50,883
(Recovery) provision for loan losses	2,135	(1,271)	4,116	39,325	24,658
Charge-offs:
Commercial loans	(1,268)	(1,656)	(5,208)	(19,049)	(28,648)
Residential mortgage loans	(1,301)	(1,005)	(1,536)	(2,479)	(3,645)
Consumer loans	(1,257)	(1,578)	(1,883)	(2,740)	(3,446)
Total charge-offs	(3,826)	(4,239)	(8,627)	(24,268)	(35,739)
Recoveries:
Commercial loans	733	1,011	3,527	1,056	1,404
Residential mortgage loans	388	242	253	180	474
Consumer loans	595	828	717	724	591
Total recoveries	1,716	2,081	4,497	1,960	2,469
Net charge-offs from asset sale	—	—	—	(38,158)	—
Net charge-offs	(2,110)	(2,158)	(4,130)	(60,466)	(33,270)
Balance at end of year	$17,712	$17,687	$21,116	$21,130	$42,271
Ratio of net charge-offs to average net loans	(0.17)%	(0.20)%	(0.40)%	(4.88)%	(2.17)%

At December 31, 2015, the allowance for loan losses was 1.33% of total loans, net and 105.76% of total nonperforming loans.

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

	At December 31,
	2015		2014		2013		2012		2011
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)
Commercial loans	$8,077	45.60%	$5,690	21.71%	$6,984	21.54%	$9,156	25.40%	$29,427	34.63%
Residential mortgage loans	6,630	37.43%	8,517	62.77%	9,830	60.42%	7,515	54.84%	8,268	48.58%
Consumer loans	3,005	16.97%	3,480	15.52%	4,302	18.04%	4,459	19.76%	4,576	16.79%
Total	$17,712	100.00%	$17,687	100.00%	$21,116	100.00%	$21,130	100.00%	$42,271	100.00%

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

Home Savings Investment Activities. Federal laws and regulations as well as Ohio law permit Home Savings to invest in various types of marketable securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities and certain other specified investments. The Board has adopted an investment policy that authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Fannie Mae, Freddie Mac and Government National Mortgage Association (GNMA), investment-grade municipal obligations and creditworthy, unrated securities issued by municipalities in which Home Savings is located. Such securities comprised 100% of Home Savings’ investment securities portfolio at December 31, 2015. The investment policy also authorizes management to make investments in securities issued by private issuers, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers’ acceptances, federal funds and money market funds. Home Savings’ investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity.

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

The following table presents the amortized cost, fair value and weighted average yield of securities available for sale at December 31, 2015 by maturity:

	At December 31, 2015
	No stated				After one year through
	maturity		One year or less		five years
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$—	0.00%	$—	0.00%	$—	0.00%
Mortgage-related securities-residential	—	0.00%	2	1.76%	—	0.00%
States of the U.S. and political subdivisions	—	0.00%	—	0.00%	—	0.00%
Total securities available for sale	$—	0.00%	$2	1.76%	$—	0.00%

	At December 31, 2015
	Five years through		After
	ten years		ten years		Total
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$199,242	2.18%	$22,258	2.56%	$221,500	2.22%
Mortgage-related securities-residential	33,462	2.09%	95,691	2.38%	129,155	2.30%
States of the U.S. and political subdivisions	198	3.56%	10,650	4.11%	10,848	4.10%
Total securities available for sale	$232,902	2.17%	$128,599	2.55%	$361,503	2.31%

The following table presents the amortized cost, fair value and weighted average yield of securities held to maturity at December 31, 2015 by maturity:

	At December 31, 2015
	No stated				After one year through
	maturity		One year or less		five years
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$—	0.00%	$—	0.00%	$—	0.00%
Mortgage-related securities-residential	—	0.00%	—	0.00%	—	0.00%
States of the U.S. and political subdivisions	—	0.00%	1,100	2.15%	—	0.00%
Total securities held to maturity	$—	0.00%	$1,100	2.15%	$—	0.00%

	At December 31, 2015
	Five years through		After
	ten years		ten years		Total
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$—	0.00%	$—	0.00%	$—	0.00%
Mortgage-related securities-residential	—	0.00%	100,322	2.28%	100,322	2.28%
States of the U.S. and political subdivisions	2,249	3.13%	7,028	3.40%	10,377	3.21%
Total securities held to maturity	$2,249	3.13%	$107,350	2.35%	$110,699	2.37%

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

Brokered deposits represent funds, which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Home Savings had no brokered deposits at December 31, 2015 or 2014.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

	At December 31, 2015			For the Year Ended December 31, 2015
		Percent	Weighted		Percent	Weighted
		of total	average	Average	of average	average
	Amount	deposits	rate	balance	deposits	rate
	(Dollars in thousands)
Noninterest bearing demand	$227,505	15.85%	0.00%	$209,165	14.78%	0.00%
Checking and money market accounts	472,389	32.90%	0.22%	480,520	33.94%	0.19%
Savings accounts	280,889	19.56%	0.06%	279,964	19.77%	0.05%
Certificates of deposit	454,960	31.69%	1.19%	446,148	31.51%	1.22%
Total deposits	$1,435,743	100.00%	0.46%	$1,415,797	100.00%	0.46%

	For the Year Ended December 31, 2014			For the Year Ended December 31, 2013
		Percent	Weighted		Percent	Weighted
	Average	of total	average	Average	of average	average
	balance	deposits	rate	balance	deposits	rate
	(Dollars in thousands)
Noninterest bearing demand	$186,006	13.54%	0.00%	$167,505	11.70%	0.00%
Checking and money market accounts	457,183	33.26%	0.18%	470,266	32.84%	0.22%
Savings accounts	275,027	20.01%	0.06%	270,136	18.86%	0.09%
Certificates of deposit	456,170	33.19%	1.19%	524,177	36.60%	1.21%
Total deposits	$1,374,386	100.00%	0.47%	$1,432,084	100.00%	0.53%

The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2015:

		Over	Over
	Up to	1 year to	2 years to
Rate	one year	2 years	3 years	Thereafter	Total
	(Dollars in thousands)
2.00% or less	$146,375	$83,652	$57,201	$57,774	$345,002
2.01% to 4.00%	61,440	38,693	9,777	48	109,958
Total certificates of deposit	$207,815	$122,345	$66,978	$57,822	$454,960

At December 31, 2015, approximately $207.8 million of Home Savings’ certificates of deposit will mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $206.3 million, as of December 31, 2015, were available from the FHLB.

The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2015:

Maturity	Amount
(Dollars in thousands)
Three months or less	$11,368
Over 3 months to 6 months	8,186
Over 6 months to 12 months	42,694
Over 12 months	98,265
Total	$160,513

The following table presents the amount of Home Savings’ certificates of deposit of $250,000 or more by the time remaining until maturity at December 31, 2015:

Maturity	Amount
(Dollars in thousands)
Three months or less	$751
Over 3 months to 6 months	2,067
Over 6 months to 12 months	25,668
Over 12 months	46,779
Total	$75,265

The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	Year ended December 31,
	2015	2014
	(Dollars in thousands)
Beginning balance	$1,347,836	$1,391,752
Net increase (decrease) in other deposits	81,555	(50,290)
Net deposits before interest credited	1,429,391	1,341,462
Interest credited	6,352	6,374
Ending balance	1,435,743	1,347,836
Net increase (decrease)	$87,907	$(43,916)
Percent increase (decrease)	6.52%	(3.16)%

Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, it will be eligible for 100% of the advances available. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2015, Home Savings was in compliance with the QTL test. Home Savings may borrow up to an additional $206.3 million from the FHLB, and had $279.0 million in outstanding advances at December 31, 2015. None of the advances outstanding are callable.

COMPETITION

Home Savings faces competition for deposits and loans from other financial institutions, credit unions and mortgage originators in Home Savings’ primary market area. The primary factors in competition for deposits are customer service, convenience of office location and interest rates. Home Savings competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of service it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors, which are not readily predictable.

EMPLOYEES

At December 31, 2015, Home Savings had 428 full-time equivalent employees.  Home Savings believes that relations with its employees are good. Home Savings makes available health, life and disability benefits, access to variable compensation and a 401(k) plan for its employees.

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

FRB regulations currently require savings associations to maintain certain reserves of net transaction accounts (primarily checking accounts). At December 31, 2015, Home Savings was in compliance with its reserve requirements.

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988.  In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”).  The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations.  Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  Community banking organizations, including United Community and Home Savings, began transitioning to the new rules on January 1, 2015.  The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a Tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0 percent, and (d) a minimum leverage ratio of 4.0%.

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

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.  The capital conservation buffer phases in starting on January 1, 2016, at .625%.

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

United Community and the Bank have an enterprise risk management program. The Board Risk Management Committee provides oversight of the program. The Board also adopted the Corporate Risk Management and Control Policy. The policy provides a framework for risk identification, monitoring and mitigation through a risk assessment process, including reviewing of policies and procedures to enhance the controls and risk management practices at United Community and the Bank. The Officers Risk Management Committee leads this process as part of an ongoing program.

Economic conditions may adversely affect our results of operations and financial condition.

A reduction in the availability of credit, the lack of confidence in the financial sector, a decrease in consumer confidence, an increase in volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect United Community’s earnings and capital and the ability of its customers to repay loans.  As a result of the challenges presented by economic conditions, the Company may face the following risks in connection with these events:

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

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act has significantly changed the regulation of financial institutions and the financial services industry. The Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion. Among the provisions already implemented that have an effect on United Community are the following:

●	the Consumer Financial Protection Bureau (CFPB) was formed, which has broad powers to adopt and enforce consumer protection regulations;
●	the federal law prohibiting the payment of interest on commercial demand deposit accounts was eliminated;
●	the standard maximum amount of deposit insurance per customer was permanently increased to $250,000;
●	the assessment base for determining deposit insurance premiums was expanded from domestic deposits to average assets minus average tangible equity; and
●	new capital regulations were adopted.

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

Material breaches in security of our vendors and our systems may have a significant effect on our business.

Financial institutions are under continuous threat of loss due to cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. The most significant cyber–attack risks that we face are e-fraud, denial of service, and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Loss can occur as a result of negative customer experience in the event of a successful denial of service attack that disrupts availability of our on-line banking services. The attempts to breach sensitive customer data, such as account numbers and social security numbers, could present significant operational, reputational, legal and/or regulatory costs to us if successful. The Company has security, backup and recovery systems in place and a comprehensive business continuity plan to ensure the systems will not be inoperable. The Company also has security in place to prevent unauthorized access to the systems. In addition, the Company has a cyber-liability insurance policy to protect against breaches of the Company and Vendor systems.  Third party service providers also are required to maintain similar controls. However, the Company cannot be certain the measures will be successful to prevent a security breach. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Security breaches also may increase reputational and legal risks, and the Company could experience an increase in expenses or losses resulting from such breaches.

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

U.S. tax laws applicable to Home Savings would cause a taxable recapture of accumulated bad debt reserves of up to $21.1 million to the extent that Home Savings makes a distribution to United Community while Home Savings does not have sufficient tax earnings and profits at the time of such distribution. The income tax liability resulting from such a distribution could be as great as $7.3 million. No deferred tax liability has been recorded for this potential recapture liability. For a further description, refer to Note 14 to our financial statements contained in our Form 10-K for the year ended December 31, 2015. Accordingly, until Home Savings restores its tax earnings and profits to an amount sufficient to avoid taxable bad debt reserve recapture upon distributions to United Community, we may be unwilling to approve a dividend from Home Savings to United Community even if Home Savings was otherwise permitted or able to make a dividend to United Community. As of December 31, 2015, the deficit in tax earnings and profits was approximately $21.7 million. Tax earnings and profits is generally increased by taxable income and tax-exempt income and decreased by income taxes payable and non-deductible expenses.

As a result, any payment of dividends in the future by United Community will be generally dependent on Home Savings’ earnings, capital requirements, financial condition and other factors.

Changes in the fair value of our investment securities may reduce stockholders’ equity and net income.

As of December 31, 2015, securities available for sale were $357.7 million and the net unrealized losses on those securities were $3.8 million. Stockholders’ equity is increased or decreased by the change in unrealized gain or loss on these securities, through accumulated other comprehensive income (loss) (AOCI). The unrealized gain or loss represents the difference between the estimated fair value and the amortized cost of the securities. A decline in the estimated fair value of the portfolio results in, but is not limited to, a decline in stockholders’ equity, book value per common share, and tangible book value per common share. Potential recovery of a debt security is dependent upon a number of factors as it approaches maturity, including, but not limited to, credit quality and market interest rates. Increases in market interest rates commonly result in declines in the fair value of debt securities. Equity securities have no stated maturity; therefore, declines in fair value may or may not be recovered over time and are subject to market and issuer fundamentals.

We conduct quarterly reviews of our securities portfolio to determine if the declines are other-than-temporary. If we determine that fair value decreases are other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of noninterest income.

We continue to monitor the fair value of our securities portfolio as part of our ongoing other-than-temporary-impairment (OTTI) evaluation process. No assurance can be given that we will not need to recognize OTTI charges in the future. Additional OTTI charges may materially affect our financial condition and earnings. See Note 1 to our consolidated financial statements for a further discussion on OTTI.

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

Home Savings owns its corporate headquarters building located in Youngstown, Ohio. Of Home Savings’ 31 retail banking offices, 27 are owned and the remaining offices are leased. Loan origination offices are leased under long-term lease agreements. The information contained in Note 8 to the consolidated financial statements: Premises and Equipment is incorporated herein by reference.

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

There were 54,138,910 United Community common shares issued and 47,634,899 shares outstanding and held by approximately 9,500 record holders as of March 4, 2016. United Community’s common shares are traded on The Nasdaq Stock Market® under the symbol UCFC. Quarterly stock prices and dividends declared are shown in the following table.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
High	$5.61	$5.68	$5.44	$6.33
Low	4.95	5.27	3.58	4.84
Dividends declared and paid	0.01	0.01	0.03	0.03

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014
High	$4.11	$4.14	$4.87	$5.49
Low	3.35	3.19	3.85	4.57
Dividends declared and paid	—	—	0.01	0.01

The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended December 31, 2015:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
October 1 through October 31, 2015	—	$—	—	862,789
November 1 through November 30, 2015	—	—	—	862,789
December 1 through December 31, 2015 (1)	119,683	6.04	116,000	746,789
Total	119,683	$6.04	116,000	746,789

(1)

United Community purchased 3,683 shares at an average price of $5.83 per share from employees that used shares to pay employment taxes during the period.  The purchase of these shares was not part of United Community's share repurchase program.

Performance Graph

The following graph compares the cumulative total return on United Community’s common shares since December 31, 2010, with the total return of an index of companies whose shares are traded on The Nasdaq Stock Market and an index of publicly traded thrift institutions and thrift holding companies. The graph assumes that $100 was invested in United Community shares on December 31, 2010.

	Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
United Community Financial Corp.	100.00	94.78	215.67	266.42	402.47	447.97
NASDAQ Composite	100.00	99.21	116.82	163.75	188.03	201.40
SNL Thrift	100.00	84.12	102.32	131.30	141.22	158.80

Equity Compensation Plan Information

Information regarding United Community’s common shares that have been authorized for issuance under the United Community equity compensation plan, as of December 31, 2015, appears under Item 12 of this Form 10-K and is incorporated herein by reference.

Item 6.	Selected Financial Data

Selected financial condition data:

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Total assets	$1,987,989	$1,833,550	$1,737,850	$1,808,365	$2,030,687
Cash and cash equivalents	35,910	32,980	77,331	42,613	54,136
Securities:
Available for sale, at fair value	357,670	499,790	511,006	574,562	459,598
Held to maturity, at amortized cost	110,699	—	—	—	—
Loans held for sale	35,801	20,730	4,838	13,031	12,727
Loans, net	1,316,192	1,148,093	1,029,192	1,066,240	1,379,276
Federal Home Loan Bank stock, at cost	18,068	18,068	26,464	26,464	26,464
Cash surrender value of life insurance	54,366	46,401	44,972	28,881	28,354
Deposits	1,435,743	1,347,836	1,391,752	1,462,074	1,588,497
Borrowed funds	279,510	216,752	140,578	140,598	218,773
Total shareholders’ equity	244,245	240,135	175,074	170,760	188,745

Summary of earnings:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Interest income	$65,635	$63,244	$64,744	$78,444	$96,387
Interest expense	9,113	11,825	13,413	18,006	31,212
Net interest income	56,522	51,419	51,331	60,438	65,175
Provision for loan losses	2,135	(1,271)	4,116	39,325	24,658
Net interest income after provision for loan losses	54,387	52,690	47,215	21,113	40,517
Non-interest income	19,717	13,741	19,749	22,731	23,225
Non-interest expenses	49,929	55,960	56,737	65,169	63,512
Income (loss) before taxes	24,175	10,471	10,227	(21,325)	230
Income tax expense (benefit)	7,893	(39,735)	200	(888)	—
Net income (loss)	16,282	50,206	10,027	(20,437)	230
Amortization of discount on preferred stock	—	—	(6,751)	—	—
Earnings (loss) available to common shareholders	$16,282	$50,206	$3,276	$(20,437)	$230

Selected financial ratios and other data:

	At or for the year ended December 31,
	2015	2014	2013	2012	2011
Performance ratios:
Return on average assets (1)	0.85%	2.82%	0.56%	(1.06)%	0.01%
Return on average equity (2)	6.65%	23.30%	5.32%	(10.71)%	0.13%
Interest rate spread (3)	3.06%	2.93%	2.88%	3.14%	3.07%
Net interest margin (4)	3.18%	3.10%	3.04%	3.31%	3.28%
Noninterest expense to average assets	2.61%	3.14%	3.16%	3.33%	3.00%
Efficiency ratio (5)	65.10%	80.11%	80.15%	79.28%	77.41%
Average interest-earning assets to average interest-bearing liabilities	124.39%	122.83%	119.98%	117.18%	113.20%
Capital ratios:
Average equity to average assets	12.81%	12.10%	10.51%	9.89%	8.69%
Equity to assets, end of period	12.29%	13.10%	10.07%	9.44%	9.29%
Tier 1 leverage ratio	11.46%	12.11%	10.50%	8.70%	8.61%
Common equity Tier 1 ratio	17.46%	n/a	n/a	n/a	n/a
Tier 1 risk-based capital ratio	17.46%	19.87%	18.50%	14.95%	13.30%
Total risk-based capital ratio	18.72%	21.13%	19.76%	16.21%	14.57%
Asset quality ratios:
Nonperforming loans to net loans at end of period (6)	1.27%	1.78%	2.29%	4.48%	8.92%
Nonperforming assets to average assets (7)	1.02%	1.34%	1.67%	3.42%	7.40%
Nonperforming assets to total assets at end of period	0.98%	1.30%	1.72%	3.66%	7.71%
Allowance for loan losses as a percent of loans	1.33%	1.52%	2.01%	1.94%	2.97%
Allowance for loan losses as a percent of nonperforming loans (6)	105.76%	86.48%	89.52%	44.22%	34.34%
Texas ratio (8)	7.43%	9.28%	15.27%	34.56%	67.88%
Total classified assets as a percent of Tier 1 Capital	17.74%	18.64%	31.83%	48.76%	123.99%
Total classified loans as a percent of Tier 1 Capital and ALLL	15.32%	15.79%	25.58%	32.95%	99.39%
Total classified assets as a percent of Tier 1 Capital and ALLL	16.44%	17.25%	28.62%	43.09%	114.48%
Net chargeoffs as a percent of average loans	0.17%	0.20%	0.40%	4.88%	2.17%
Total 90+ days past due as a percent of net loans	1.24%	1.40%	1.97%	3.94%	7.60%
Per share data:
Basic earnings (loss) per common share (9)	$0.34	$1.00	$0.07	$(0.62)	$0.01
Diluted earnings (loss) per common share (9)	0.34	1.00	0.07	0.62	0.01
Book value per common share (10)	5.14	4.88	3.48	5.17	5.79
Tangible book value per common share (11)	5.14	4.88	3.47	5.16	5.78
Cash dividend per common share	0.07	0.02	—	—	—
Dividend payout ratio (12)	20.59%	2.00%	n/a	n/a	n/a

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

From August 8, 2008 until July 2, 2013, United Community was subject to an Order to Cease and Desist, as amended, and from July 9, 2013 to January 8, 2014 a Memorandum of Understanding.  The Order and Memorandum of Understanding generally restricted United Community’s ability to pay dividends, repurchase shares or issue debt without the FRB’s (as successor to the Office of Thrift Supervision) prior approval.

The following discussion and analysis of the financial condition and results of operations of United Community and its subsidiary, Home Savings, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in this Annual Report.

Overview

Total assets increased 8.4% to $2.0 billion at December 31, 2015. Contributing to the change were increases in net loans, loans held for sale and cash surrender value of life insurance. These changes were offset by decreases in securities, real estate owned and other repossessed assets and other assets. Total liabilities increased 9.4% to $1.7 billion at December 31, 2015. This change was primarily the result of increased deposits, both interest bearing and non-interest bearing,  as well as overnight advances from the Federal Home Loan Bank (FHLB), which were used to fund balance sheet growth and to prepay repurchase agreements.

The Company recognized net income of $16.3 million for the year ended December 31, 2015, compared to net income of $50.2 million in 2014.  Materially impacting 2014 net income was the reversal of the valuation allowance on net deferred tax assets, which provided an income tax benefit of $39.7 million.

Changes in Financial Condition

Total assets increased $154.4 million, or 8.4%, from $1.8 billion at December 31, 2014 to $2.0 billion at December 31, 2015. The net change in assets consisted primarily of increases in cash and cash equivalents of $2.9 million, net loans of $168.1 million, loans held for sale of $15.1 million and cash surrender value of life insurance of $8.0 million offset by decreases in securities of $31.4 million, real estate owned and other repossessed assets of $740,000 and other assets of $7.3 million. Total liabilities increased $150.3 million, or 9.4%, as a result of increases of $48.4 million in interest bearing deposits, $39.5 million in non-interest bearing deposits, and $92.8 million in FHLB advances, which were offset by a $30.0 million decrease in repurchase agreements.

Funds not currently utilized for general corporate purposes are invested in overnight funds and securities. Cash and cash equivalents increased $2.9 million, or 8.9%, to $35.9 million at December 31, 2015, compared to $33.0 million at December 31, 2014. Cash and cash equivalents increased in 2015 as a result of increased balances on hand with correspondent banks.

During the third quarter of 2015, Home Savings transferred securities with a total amortized cost of $105.3 million with a corresponding fair value of $103.8 million from available for sale to held to maturity.  These securities were moved to held to maturity in part to reduce volatility in tangible book value.  The net unrealized loss, net of taxes, on these securities at the date of transfer was $999,000.  The fair value at the date of transfer became the securities’ new cost basis.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will directly offset the effect on interest income from the accretion of the reduced amortized cost for the transferred securities.  In addition to the securities transferred to held to maturity in 2015, Home Savings purchased $10.4 million in municipal securities and classified them as held to maturity.

Also affecting available for sale securities, were maturities, paydowns and amortization totaling $31.1 million and sales of $16.6 million, along with a positive market value adjustment of $1.3 million during 2015. The balance of the unrealized loss position at December 31, 2015 was $4.0 million, pretax, compared to $6.6 million, pretax at December 31, 2014. The unrealized loss position recognized in available for sale securities is primarily driven by market conditions. To that end, the Company expects to receive all principal and interest payments contractually due and has no intent to sell and more than likely will not be required to sell these securities until maturity. The majority of the securities are Government Sponsored Entities (GSE) issued debt or mortgage-backed securities and carry the same rating as the U.S. Government.

The duration of the available for sale securities portfolio was approximately 6.1 years at December 31, 2015. There is risk that longer-term rates could rise, resulting in greater unrealized losses. It is also possible, however, that longer term rates could fall, resulting in the recovery of all of the unrealized losses. Management continues to allow the portfolio to decline in the normal course. In addition, the Company may look for opportunities to sell securities to continue to reduce the portfolio, change the duration characteristics of the portfolio, and/or change the mix of the portfolio.

Loans held for sale, carried at lower of cost or market, were $9.1 million and loans held for sale, carried at fair value were $26.7 million at December 31, 2015.  The Company elected the fair value option for all permanent construction loans held for sale originated on or after January 1, 2015.   The increase in loans held for sale during 2015 was the result of loan originations exceeding sales during the period.

Net loans increased 14.6% to $1.3 billion at December 31, 2015, compared to $1.1 billion at December 31, 2014. Commercial loans increased $116.8 million, residential mortgage loans increased $43.4 million and consumer loans increased $7.5 million. The primary reason for the increase is the continued focus on growing the commercial loan portfolio.  See Note 4 to the consolidated financial statements for additional information regarding the composition of net loans.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for probable loan losses charged to expense. The allowance for loan losses was $17.7 million at December 31, 2015, and 2014. The allowance for loan losses as a percentage of loans was 1.33% at December 31, 2015, compared to 1.52% at December 31, 2014. The allowance for loan losses as a percentage of nonperforming loans was 105.76% at December 31, 2015, compared to 86.48% at December 31, 2014. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for probable loan losses is designed to account for credit deterioration as it occurs. The provision for probable loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

During 2015, the Company recorded a loan loss provision of $2.1 million. This provision expense was the result of overall growth in the loan portfolio offset by the level of net charge-offs and disposition of nonperforming loans.

Impaired Loans. A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $39.7 million at December 31, 2015 as compared to $45.9 million at December 31, 2014.  The decrease in impaired loans can be largely attributed to the resolution of loans through principal payments, charge-offs, sale of the loan or collateral or by Home Savings taking possession of the collateral.

Included in impaired loans are certain loans Home Savings considers to be troubled debt restructurings (TDR). A loan is considered a TDR if Home Savings grants a concession to the debtor that it would otherwise not consider. The concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. Total TDR loans aggregated $26.3 million at December 31, 2015, compared to $31.2 million in the prior year.

A restructured loan that has fallen into nonaccrual status will return to accruing status if either of the following criteria are met: (i) none of the principal and interest is due or unpaid and Home Savings expects repayment of the remaining contractual principal and interest, or (ii) the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments on a loan that is between 30 and 89 days past due and there is reasonable assurance of prepayment established through payment performance over a period of six months. TDR loans that were on nonaccrual status aggregated $2.8 million and $3.5 million at December 31, 2015 and December 31, 2014, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $23.4 million and $24.7 million at December 31, 2015 and December 31, 2014, respectively.

Nonperforming Loans. Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $16.7 million, or 1.27% of net loans, at December 31, 2015, compared to $20.5 million, or 1.78% of net loans, at December 31, 2014.

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

Federal Home Loan Bank Stock.  FHLB stock was $18.1 million at December 31, 2015 and 2014.  During 2015, the FHLB paid a cash dividend of $723,000 in lieu of stock dividends to its member banks.

Real Estate Owned and Other Repossessed Assets.  Real estate owned and other repossessed assets decreased $740,000 or 21.3% during the year ended December 31, 2015, as compared to the year ended December 31, 2014. Property acquired in the settlement of loans is recorded at the lower of the loan’s acquisition balance less cost to sell or the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to reflect properly the asset at fair value.

Bank Owned Life Insurance.  Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. During 2015, Home Savings purchased an additional $7.0 million in BOLI.  Home Savings recognized $1.7 million (including a death benefit of $248,000) and $1.4 million, as other non-interest income based on the change in cash value of the policies in the twelve months ended December 31, 2015 and 2014, respectively.

Other Assets.  Other assets decreased $7.3 million, largely due to change in net deferred tax assets (DTA) during 2015.  As of December 31, 2015, the net DTA was $20.4 million, and as of December 31, 2014, the net DTA was $28.1 million.

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

Total Deposits.  Total deposits increased $87.9 million to $1.4 billion at December 31, 2015, compared to $1.3 billion at December 31, 2014. Non-interest bearing accounts increased $39.5 million, or 21.0%, since year-end.  During the same time period, interest bearing deposits increased 4.2%, or $48.4 million, which can be attributed to Home Savings’ planned expansion efforts in attracting public funds.  As of December 31, 2015, Home Savings had $91.3 million in public funds.  As of December 31, 2015 and 2014, Home Savings had no brokered deposits.

Funds needed in excess of deposit growth are borrowed in the normal course of business, if necessary. Home Savings has an established credit relationship with the FHLB of Cincinnati under which Home Savings could borrow up to an additional $206.3 million as of December 31, 2015. These borrowings are collateralized by residential mortgage loans.  Of the total borrowing capacity at the FHLB, Home Savings had outstanding term advances of $47.0 million with an effective rate of 2.19% and overnight advances of $232.0 million with a rate of 0.35 % at December 31, 2015.

On November 18, 2014, Home Savings modified the $50.0 million fixed-rate term advance with the FHLB.  The modification was completed in order to reduce the Company’s funding cost.  A $3.9 million prepayment penalty was paid by Home Savings as part of the modification, which was deferred and will be amortized on a level yield method over the five-year remaining term of the modified borrowing.  The effective rate on the modified borrowing is currently 2.19%, including the impact of the prepayment penalty amortization.

Repurchase Agreements and Other Borrowings. Repurchase agreements and other borrowings decreased from $30.6 million at December 31, 2014 to $535,000 at December 31, 2015.  At the end of December 2015, Home Savings prepaid a $30.0 million tranche of the Company’s repurchase agreements and, as a result, incurred a $1.3 million prepayment charge.  Similar to the FHLB term advance modification discussed above, these debt prepayment actions were completed in order to reduce the Company’s funding costs.

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of $0 at December 31, 2015 and approximately $54.7 million at December 31, 2014. Securities sold under agreements to repurchase are held by a brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements were returned to United Community.

Other Liabilities. Home Savings receives requests for reimbursements from both Freddie Mac and Fannie Mae to make them whole on loans sold to them in the secondary market. These loans were originated by Home Savings in the normal course, but such loans have certain defined weaknesses such that a settlement to the investor is required. For the twelve months ended December 31, 2015, Home Savings recognized a recovery on such expenses of $554,000 associated with these repurchases as a reduction to the reserve. Home Savings has no reserve for future make-whole settlements aggregating at December 31, 2015. Management believes this is adequate given the historical losses incurred to date and the probability that future losses may occur.

Shareholders’ Equity.  Shareholders’ equity increased $4.1 million to $244.2 million at December 31, 2015, from $240.1 million at December 31, 2014. The change occurred as a result of net income for the period, along with positive adjustments to other comprehensive income for the recovery of value of available for sale securities during the period, offset by the payment of a quarterly dividend as well as the purchase of treasury stock.

Accumulated other comprehensive income improved $778,000 from December 31, 2015 to December 31, 2014. Unrealized losses on U.S. Treasury and government sponsored entities and mortgage-backed securities included in other comprehensive income have not been recognized in income at December 31, 2015 and December 31, 2014 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell (and it is likely that management will not be required to sell) the securities prior to their anticipated recovery, and the decline in fair value is largely due to the rise in longer-term interest rates in 2014 and 2015. The fair value is expected to recover as the investments approach maturity.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings and consequently Home Savings’ ability to meet its future capital requirements.

Book value per common share as of December 31, 2015 was $5.14 as compared to $4.88 per common share as of December 31, 2014. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as mentioned above.

Comparison of Operating Results for the Years Ended December 31, 2015 and December 31, 2014

Net Income. United Community recognized net income for the twelve months ended December 31, 2015, of $16.3 million, or $0.34 per diluted common share, compared to net income of $50.2 million, or $1.00 per diluted common share.

The significant change in earnings for 2015 was primarily a result of the reversal of the valuation allowance on net deferred tax assets, which provided an income tax benefit of $39.7 million in 2014. Pretax income was significantly higher in 2015.  Net interest income for 2015 increased $5.2 million. The provision for loan losses increased $3.4 million during the same period. Additionally, non-interest income increased $6.0 million and noninterest expense decreased $6.0 million. United Community’s annualized return on average assets and return on average equity were 0.85 and 6.65%, respectively for the twelve months ended December 31, 2015 and 2.82% and 23.30%, respectively, for the twelve months ended December 31, 2014.

Net Interest Income. Net interest income for the twelve months ended December 31, 2015 and December 31, 2014 was $56.6 million and $51.4 million, respectively.

Total interest income increased $2.5 million in 2015 compared to 2014, primarily as a result of an increase of $133.1 million in the average balance of net loans, despite a decrease in yield on net loans of 25 basis points.

Total interest expense decreased $2.7 million for the twelve months ended December 31, 2015, as compared to the same period last year. The change was due primarily to reductions of $2.1 million in interest paid on repurchase agreements and $688,000 on FHLB advances. These decreases were caused by a reduction of 180 basis points in the cost of FHLB advances due to the 2014 modification discussed above. Additionally the impact of the prepayment of repurchase agreements in 2014 caused that expense to decline, year over year.  The prepayment of a repurchase agreement in late 2015 did not have a material impact on 2015 results, but is expected to improve margin beginning with the first quarter of 2016.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $2.1 million in 2015, compared to a negative provision of $1.3 million in 2014.  The increase in provision for loan losses was caused by an overall increase in outstanding loans during 2015.  Also affecting the comparison, during this time period, a large commercial real estate loan paid off in the second quarter of 2014, releasing approximately $748,000 in reserves at that time.  For the twelve months ended December 31, 2015, net chargeoffs to average outstanding loans was 17 basis points.  This compares to 20 basis points for the same period last year.

Noninterest Income. Noninterest income increased in 2015 to $19.7 million, as compared to $13.7 million in 2014. The increase in noninterest income was driven by increased mortgage banking income, which was due to an increase in the volume of loans sold in the secondary market in the current year, as compared to the prior year.  Additionally, Home Savings was able to benefit from the increased pricing from loans originated in the previous year.  Home Savings adopted fair-value accounting for newly originated construction perm loans in 2015 and has elected the fair value option for newly originated permanent construction loans held for sale.  Fair value accounting more appropriately aligns the recognition of gains with hedging costs incurred during the construction period.  See Note 18 discussing fair value.

Noninterest Expense. Noninterest expense was $49.9 million in 2015, compared to $56.0 million in 2014, a difference of $6.0 million. During 2015, salaries and employee benefits declined, primarily due to organizational restructuring and modification of certain employee benefit plans.  The Home Savings postretirement medical plan was curtailed in 2015, and medical benefits will no longer be provided to plan participants as of December 31, 2016.  This resulted in the reduction of the postretirement liability and the acceleration of the net periodic benefit credit aggregating $1.3 million.  Also affecting the comparison was the recognition of a $923,000 charge related to cost reduction initiatives incurred during the second quarter of 2014, which did not recur in 2015.  Equipment and data processing expense declined as a result of lower core-processing system costs.  A prepayment penalty was recognized in 2015 as a result of the early payoff of one $30.0 million repurchase agreement.  During the previous year, Home Savings paid in full two repurchase agreements aggregating $60.0 million.  Other expenses declined $586,000 to $4.8 million for the twelve months ended December 31, 2015, compared to last year.  Other expenses decreased primarily because of lower expenses incurred associated with a repurchase reserve associated with loans that have been sold in the secondary market. In 2015, Home Savings recognized a recovery of $554,000, based on historical losses and the quantity of loans with potential weakness that would require repurchase.  In 2014, Home Savings recognized a recovery of $374,000 for repurchased loans.

Federal Income Taxes. During the twelve months ended December 31, 2015, the Company recognized a tax expense of $7.9 million on pre-tax income of $24.2 million, compared to a tax benefit of $39.7 million on pre-tax income of $10.5 million for the twelve months ended December 31, 2014. The primary reason for the variance was the reversal of substantially all of the Company’s deferred tax asset valuation allowance during the quarter ended June 30, 2014.

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

The effective tax rate for 2015 was 32.6%.  The reversal of the valuation allowance resulted in an effective tax rate of zero, excluding the discrete benefit recorded in the second quarter of 2014.

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

During 2014, chargeoffs exceeded provision expense primarily as a result of reserves for loans charged off being established in a prior period.  Home Savings also made a change in loan loss factors associated with residential mortgage construction loans. When construction is complete, the loan will convert to a residential mortgage loan. Accordingly, the loan loss factors applied to these construction loans are being aligned with residential mortgage loans. As the level of problem assets has decreased over time, the level of reserves required has declined as well. The historical loss rates have improved and the Company has experienced a lower rate of charge-offs in all loan categories.

Noninterest Income. Noninterest income decreased in 2014 to $13.7 million, as compared to $19.7 million in 2013. Lower gains on the sale of securities accounted for some of the change. During 2014, $444,000 in gains on the sale of available for sale securities were recognized as compared to $2.6 million during 2013. Additionally, Home Savings recognized lower mortgage banking income due to a $68.1 million reduction in mortgage originations sold, which resulted in a $3.2 million decline in mortgage banking income. Also affecting the comparison, other income declined and was the result of lower net rental income received on real estate owned and lower debit card fees earned in the current period, compared to the same period last year. In addition, Home Savings recognized a recovery of $628,000 on interest rate caps in 2013.  A similar recovery did not reoccur in 2014.  The reduction in noninterest income was partially offset by Home Savings incurring fewer losses on the valuation and disposition of real estate owned and other repossessed assets in 2014 as compared to 2013.

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

Other non-interest expenses decreased because of lower expenses associated with Home Savings’ repurchases of loans sold to investors in the secondary market.  For the twelve months ended December 31, 2014, Home Savings recognized a recovery on such expenses of $374,000 associated with these repurchases.  For the twelve months ended December 31, 2013, Home Savings recognized expenses of $2.0 million.

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

The reversal of the valuation allowance results in an effective tax rate of zero, excluding the discrete benefit recorded in the second quarter of 2014. The effective tax rate for 2015 more closely reflects marginal tax rates.

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

The most significant accounting policies followed by United Community are presented in Note 1 to the consolidated financial statements. Accounting and reporting policies for the allowance for loan losses, income taxes, mortgage servicing rights and other-than-temporary impairment are deemed critical since they involve the use of estimates and require significant management judgments. Application of assumptions different from those used by management could result in material changes in United Community’s financial position or results of operations.

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

Valuation of Investment Securities. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. To determine whether impairment is other-than-temporary, we consider all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimates of cash flows expected to be collected. Factors considered in this assessment include the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the obligor, and the general market conditions in the geographic area or industry the in vestee operates in.

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

	Year ended December 31,
	2015			2014			2013
	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,220,698	$52,620	4.31%	$1,087,628	$49,559	4.56%	$1,021,832	$49,724	4.87%
Loans held for sale	34,665	1,396	4.03%	9,160	454	4.96%	8,004	310	3.87%
Securities:
Available for sale	453,312	10,194	2.25%	512,157	12,314	2.40%	564,768	13,454	2.38%
Held to maturity	30,717	737	2.40%	—	—	0.00%	—	—	0.00%
Federal Home Loan Bank stock	18,068	723	4.00%	19,333	859	4.44%	26,464	1,107	4.18%
Other interest earning assets	19,806	35	0.18%	31,986	58	0.18%	69,399	149	0.21%
Total interest earning assets	1,777,266	65,705	3.70%	1,660,264	63,244	3.81%	1,690,467	64,744	3.83%
Non-interest earning assets	133,489			119,831			102,547
Total assets	$1,910,755			$1,780,095			$1,793,014
Interest bearing liabilities:
Deposits:
Checking accounts	$480,520	919	0.19%	$457,183	838	0.18%	$470,266	1,016	0.22%
Savings accounts	279,964	148	0.05%	275,027	169	0.06%	270,136	242	0.09%
Certificates of deposit	446,148	5,459	1.22%	456,170	5,428	1.19%	524,177	6,365	1.21%
Federal Home Loan Bank advances	192,295	1,334	0.69%	81,207	2,022	2.49%	53,838	2,106	3.91%
Repurchase agreements and other	29,891	1,253	4.19%	82,102	3,368	4.10%	90,588	3,684	4.07%
Total interest bearing liabilities	1,428,818	9,113	0.64%	1,351,689	11,825	0.87%	1,409,005	13,413	0.95%
Non-interest bearing deposits	209,165			186,006			167,505
Other non-interest bearing liabilities	27,977			26,932			28,089
Total liabilities	1,665,960			1,564,627			1,604,599
Shareholders’ equity	244,795			215,468			188,415
Total liabilities and equity	$1,910,755			$1,780,095			$1,793,014
Net interest income and interest rate spread		$56,592	3.06%		$51,419	2.94%		$51,331	2.88%
Net interest margin			3.18%			3.10%			3.04%
Average interest earning assets to average interest bearing liabilities			124.39%			122.83%			119.98%

(1)	Nonaccrual loans are included in the average balance.

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

	Year ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase		Total	Increase		Total
	(decrease) due to		increase	(decrease) due to		increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(2,417)	$5,478	$3,061	$13,496	$(13,661)	$(165)
Loans held for sale	(68)	1,010	942	95	49	144
Securities:
Available for sale	(764)	(1,356)	(2,120)	126	(1,266)	(1,140)
Held to maturity	368	369	737	—	—	—
Federal Home Loan Bank stock	(82)	(54)	(136)	74	(322)	(248)
Other interest earning assets	(1)	(22)	(23)	(20)	(71)	(91)
Total interest earning assets	$(2,964)	$5,425	$2,461	$13,771	$(15,271)	$(1,500)
Interest bearing liabilities:
Checking accounts	$37	$44	$81	$(77)	$4	$(73)
Savings accounts	(24)	3	(21)	(150)	(28)	(178)
Certificates of deposit	139	(108)	31	(126)	(811)	(937)
Federal Home Loan Bank advances	768	(1,456)	(688)	211	(295)	(84)
Repurchase agreements and other	75	(2,190)	(2,115)	32	(348)	(316)
Total interest bearing liabilities	995	(3,707)	(2,712)	(110)	(1,478)	(1,588)
Change in net interest income			$5,173			$88

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

The following table presents, as of December 31, 2015, United Community’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums, discounts, or other similar carrying value adjustments. Further detail of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payment Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Operating leases	8	$559	$1,169	$1,189	$595	$3,512
Deposits without a stated maturity	10	980,783	—	—	—	980,783
Certificates of deposit	10	207,814	189,323	42,153	15,670	454,960
Federal Home Loan Bank advances	11	232,000	—	46,975	—	278,975
Repurchase agreements and other borrowings	12	535	—	—	—	535

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

	Years ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income (loss)	$16,282	$50,206	$10,027
Adjustments to reconcile net income to net cash from operating activities	(3,360)	(52,968)	16,009
Net cash from operating activities	12,922	(2,762)	26,036
Net cash from investing activities	(147,472)	(66,376)	40,052
Net cash from financing activities	137,480	24,787	(31,370)
Net change in cash and cash equivalents	2,930	(44,351)	34,718
Cash and cash equivalents at beginning of year	32,980	77,331	42,613
Cash and cash equivalents at end of year	$35,910	$32,980	$77,331

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations. Home Savings also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Investments in liquid assets maintained by United Community and Home Savings are based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program. At December 31, 2015, approximately $207.8 million of Home Savings’ certificates of deposit were expected to mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At December 31, 2015, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $206.3 million.

Home Savings and United Community are subject to various regulatory capital requirements administered by the federal banking agencies. On January 1, 2015, Home Savings and United Community adopted the new Basel III regulatory capital framework as approved by the federal banking agencies. The adoption of this new framework modified the calculation of the various capital ratios, added a new ratio, common equity Tier 1, and revised the adequately and well-capitalized thresholds. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Home Savings and United Community. The regulations require Home Savings to meet specific capital adequacy guidelines in keeping with the regulatory framework for prompt corrective action that involve quantitative measures of Home Savings’ assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Home Savings’ capital classification is also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.

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

Refer to Note 16 to the consolidated financial statements for details on current capital levels of United Community and Home Savings.

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2015.

	Actual capital		Minimum requirement per regulation		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$240,692	18.72%	$102,879	8.00%	$137,813	10.72%	$1,286,081	(1)
Tier 1 capital (to risk-weighted assets)	224,481	17.46%	77,159	6.00%	147,322	11.46%	1,286,081	(1)
Common equity Tier 1 capital (to risk-weighted assets)	224,481	17.46%	57,869	4.50%	166,612	12.96%	1,286,081	(1)
Tier 1 capital (to average assets)	224,481	11.46%	78,347	4.00%	146,134	7.46%	1,958,689	(2)

(1)	Total risk-weighted assets as of December 31, 2015
(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2015

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2014.

	Actual capital		Minimum requirement per regulation		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Tangible capital	$220,080	12.11%	$27,253	1.50%	$192,827	10.61%	$1,816,853	(1)
Tier 1 capital (leverage)	220,080	12.11%	72,674	4.00%	147,406	8.11%	1,816,853	(2)
Risk-based capital	233,974	21.13%	88,602	8.00%	145,372	13.13%	1,107,520	(3)

(1)	Average tangible assets for the quarter ended December 31, 2014
(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2014
(3)	Total risk-weighted assets as of December 31, 2014

The following table summarizes United Community’s regulatory capital requirements and actual capital at December 31, 2015.

	Actual capital		Minimum requirement per regulation		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$261,732	20.35%	$102,886	8.00%	$158,846	12.35%	$1,286,081	(1)
Tier 1 capital (to risk-weighted assets)	245,503	19.09%	77,165	6.00%	168,338	13.09%	1,286,081	(1)
Common equity Tier 1 capital (to risk-weighted assets)	245,503	19.09%	57,874	4.50%	187,629	14.59%	1,286,081	(1)
Tier 1 capital (to average assets)	245,503	12.53%	78,348	4.00%	167,155	8.53%	1,958,689	(2)

(1)	Total risk-weighted assets as of December 31, 2015
(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2015

United Community was not subject to regulatory capital requirements prior to January 1, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2015, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Year Ended December 31, 2015
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.91%	6.00%	(1.71)%	30.00%	$(4,740)	(20.00)%	(7.95)%
300	12.59%	6.00%	(1.03)%	25.00%	(3,585)	(15.00)%	(6.01)%
200	13.19%	7.00%	(0.43)%	20.00%	(2,484)	(10.00)%	(4.16)%
100	13.65%	7.00%	0.03%	15.00%	(1,365)	(5.00)%	(2.29)%
Static	13.62%	9.00%	0.00%	0.00%	—	—%	—%

Year Ended December 31, 2014
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.71%	6.00%	(2.77)%	30.00%	$(4,650)	(20.00)%	(8.31)%
300	12.63%	6.00%	(1.85)%	25.00%	(3,647)	(15.00)%	(6.52)%
200	13.50%	7.00%	(0.98)%	20.00%	(2,655)	(10.00)%	(4.75)%
100	14.22%	7.00%	(0.26)%	15.00%	(1,556)	(5.00)%	(2.78)%
Static	14.48%	9.00%	0.00%	0.00%	—	—%	—%

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2015	2014
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$20,528	$21,152
Federal funds sold	15,382	11,828
Total cash and cash equivalents	35,910	32,980
Securities:
Available for sale, at fair value	357,670	499,790
Held to maturity (fair value of $109,644 and $0, respectively)	110,699	—
Loans held for sale, at lower of cost or market	9,085	20,730
Loans held for sale, at fair value	26,716	—
Loans, net of allowance for loan losses of $17,712 and $17,687	1,316,192	1,148,093
Federal Home Loan Bank stock, at cost	18,068	18,068
Premises and equipment, net	20,678	21,002
Accrued interest receivable	5,978	5,763
Real estate owned and other repossessed assets, net	2,727	3,467
Core deposit intangible	30	84
Cash surrender value of life insurance	54,366	46,401
Other assets	29,870	37,172
Total assets	$1,987,989	$1,833,550
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Interest bearing	$1,208,238	$1,159,871
Non-interest bearing	227,505	187,965
Total deposits	1,435,743	1,347,836
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	46,975	46,194
Short-term Federal Home Loan Bank advances	232,000	140,000
Total Federal Home Loan Bank advances	278,975	186,194
Repurchase agreements	—	30,000
Other borrowed funds	535	558
Total borrowed funds	279,510	216,752
Advance payments by borrowers for taxes and insurance	21,174	19,904
Accrued interest payable	53	185
Accrued expenses and other liabilities	7,264	8,738
Total liabilities	1,743,744	1,593,415
Commitments and contingent liabilities (Note 5 and Note 13)	—	—
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 47,517,644 and 49,239,004 shares, respectively, outstanding	174,304	174,385
Retained earnings	140,819	128,512
Accumulated other comprehensive loss	(19,220)	(19,998)
Treasury stock, at cost, 6,621,266 and 4,899,906 shares, respectively	(51,658)	(42,764)
Total shareholders’ equity	244,245	240,135
Total liabilities and shareholders’ equity	$1,987,989	$1,833,550

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Twelve Months Ended
	December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Interest income
Loans	$52,619	$49,559	$49,724
Loans held for sale	1,396	454	310
Securities available for sale, nontaxable	35	—	—
Securities available for sale, taxable	10,141	12,314	13,454
Securities held to maturity, nontaxable	96	—	—
Securities held to maturity, taxable	590	—	—
Federal Home Loan Bank stock dividends	723	859	1,107
Other interest earning assets	35	58	149
Total interest income	65,635	63,244	64,744
Interest expense
Deposits	6,526	6,435	7,623
Federal Home Loan Bank advances	1,334	2,022	2,106
Repurchase agreements and other	1,253	3,368	3,684
Total interest expense	9,113	11,825	13,413
Net interest income	56,522	51,419	51,331
Provision (recovery) for loan losses	2,135	(1,271)	4,116
Net interest income after provision for loan losses	54,387	52,690	47,215
Non-interest income
Non-deposit investment income	1,115	1,415	1,562
Mortgage servicing fees	2,730	2,737	2,808
Deposit related fees	5,384	4,901	5,564
Mortgage servicing rights valuation	19	(58)	680
Mortgage servicing rights amortization	(1,800)	(1,687)	(2,143)
Other service fees	75	20	74
Net gains (losses):
Securities available for sale (includes $142, $444 and $2,577, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	142	444	2,577
Mortgage banking income	6,841	1,570	4,777
Real estate owned and other repossessed assets, net	(445)	(800)	(2,181)
Card fees	3,684	3,354	3,584
Other income	1,972	1,845	2,447
Total non-interest income	19,717	13,741	19,749
Non-interest expense
Salaries and employee benefits (includes $315, $220 and $189, respectively accumulated other comprehensive income reclassifications for prior service credit on the postretirement plan).	26,724	29,546	27,675
Occupancy	3,249	3,469	3,390
Equipment and data processing	6,865	7,470	7,103
Financial institutions tax	1,241	795	1,567
Advertising	737	838	893
Amortization of core deposit intangible	54	68	86
FDIC insurance premiums	1,241	1,216	2,347
Other insurance premiums	355	495	662
Legal and consulting fees	1,227	607	688
Other professional fees	1,733	1,945	2,228
Prepayment penalty	1,280	3,409	—
Real estate owned and other repossessed asset expenses	338	631	1,450
Other expenses	4,885	5,471	8,648
Total non-interest expenses	49,929	55,960	56,737
Income before income taxes	24,175	10,471	10,227
Income tax (benefit) expense (includes $160, $232 and $11 income tax expense from reclassification items)	7,893	(39,735)	200
Net income	16,282	50,206	10,027
Amortization of discount on preferred stock	—	—	(6,751)
Earnings available to common shareholders	$16,282	$50,206	$3,276

(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Twelve Months Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
Net income	$16,282	$50,206	$10,027
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net of reclassifications and tax of $444, $11,814 and $0, respectively	824	21,940	(48,446)
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $21, $0, and $0, respectively	39	—	—
Unrealized gains (losses) and amortization of prior service credit on postretirement plan, net of tax of $46, $147 and $0, respectively	(85)	(273)	99
Total other comprehensive income (loss)	$778	$21,667	$(48,347)
Comprehensive income (loss)	$17,060	$71,873	$(38,320)
Earnings per share
Basic	$0.34	$1.00	$0.07
Diluted	0.34	1.00	0.07

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Preferred Shares Outstanding	Common Shares Outstanding	Preferred Stock	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2013	—	33,027,886	$—	$128,026	$86,345	$6,682	$(50,293)	$170,760
Net income					10,027			10,027
Other comprehensive loss						(48,347)		(48,347)
Stock option exercises		104,142			(1,051)		1,206	155
Stock option expense				24				24
Restricted stock grants		116,788		(346)	(1,175)		1,634	113
Issuance of common stock, net of issuance costs of $4,655		9,148,273		18,423	(5,880)		7,958	20,501
Issuance of preferred stock	7,942		15,090	6,751				21,841
Amortization of preferred stock discount			6,751		(6,751)			—
Conversion of preferred stock to common stock	(7,942)	7,942,000	(21,841)	21,841				—
Balance December 31, 2013	—	50,339,089	—	174,719	81,515	(41,665)	(39,495)	175,074
Net income					50,206			50,206
Other comprehensive income						21,667		21,667
Stock option exercises		85,000			(701)		873	172
Stock option expense				25				25
Restricted stock grants		254,541		(988)	(1,640)		2,628	—
Restricted stock forfeitures		(76,126)		147	133		(381)	(101)
Restricted stock expense				482				482
Cash dividend payments ($0.02 per share)					(1,001)			(1,001)
Treasury stock purchases		(1,363,500)					(6,389)	(6,389)
Balance December 31, 2014	—	49,239,004	—	174,385	128,512	(19,998)	(42,764)	240,135
Net income					16,282			16,282
Other comprehensive income						778		778
Stock option exercises		14,200			(95)		123	28
Stock option expense				24				24
Restricted stock grants		162,711		(867)	(524)		1,391	—
Restricted stock forfeitures		(11,954)		6	13		(75)	(56)
Restricted stock expense				756				756
Cash dividend payments ($0.07 per share)					(3,369)			(3,369)
Treasury stock purchases		(1,886,317)					(10,333)	(10,333)
Balance December 31, 2015	—	47,517,644	$—	$174,304	$140,819	$(19,220)	$(51,658)	$244,245

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$16,282	$50,206	$10,027
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recovery) for loan losses	2,135	(1,271)	4,116
Mortgage banking income	(5,322)	(1,570)	(4,777)
Changes in fair value on loans held for sale	(1,519)	—	—
Net losses on real estate owned and other repossessed assets sold	445	800	2,181
Net gain on available for sale securities sold	(142)	(444)	(2,577)
Net loss (gain) on other assets sold	(21)	18	(10)
Amortization of premiums and accretion of discounts	5,849	822	2,694
Depreciation and amortization	2,119	1,997	1,871
Net change in interest receivable	(215)	(69)	544
Net change in interest payable	(132)	(365)	(13)
Net change in prepaid and other assets	(572)	3,015	919
Net change in other liabilities	(1,529)	(1,098)	(1,060)
Stock based compensation	780	406	352
Net principal disbursed on loans originated for sale	(215,026)	(155,577)	(226,921)
Proceeds from sale of loans held for sale	204,845	141,255	239,891
Net change in deferred tax assets	7,316	(39,824)	—
Cash surrender value increase of life insurance and death proceeds in excess of cash surrender value	(1,720)	(1,429)	(1,091)
Net change in interest rate caps	177	366	(110)
Net cash from operating activities	13,750	(2,762)	26,036
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	31,066	27,878	47,262
Proceeds from the principal repayments and maturities of securities held to maturity	3,311	—	—
Proceeds from the sale of securities available for sale	16,627	14,595	137,467
Proceeds from the sale of real estate owned and other repossessed assets	2,559	4,056	11,778
Proceeds from the sale of loans held for investment	514	1,081	13,709
Proceeds from the sale of premises and equipment	154	30	20
Purchases of securities available for sale	(10,865)	—	(170,876)
Purchases of securities held to maturity	(10,390)	—	—
Purchase of bank-owned life insurance	(7,000)	—	(15,000)
Purchases of premises and equipment	(1,895)	(2,091)	(1,223)
Principal disbursed on loans, net of repayments	(157,982)	(120,175)	16,965
Loans purchased	(15,154)	(146)	(50)
Redemption of FHLB stock	—	8,396	—
Death benefit proceeds from bank owned life insurance	755	—	—
Net cash from investing activities	(148,300)	(66,376)	40,052
Cash Flows from Financing Activities
Net increase (decrease) in checking, savings and money market accounts	68,247	13,055	(3,295)
Net increase (decrease) in certificates of deposit	19,660	(56,971)	(67,022)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	1,270	(156)	(3,530)
Net change in Federal Home Loan Bank overnight advances	92,000	140,000	—
Net change in repurchase agreements and other borrowed funds	(30,023)	(60,020)	(20)
Prepayment penalty on Federal Home Loan Bank advances	—	(3,903)	—
Proceeds from the exercise of stock options	28	172	155
Dividends paid	(3,369)	(1,001)	—
Purchase of treasury stock	(10,333)	(6,389)	—
Issuance of preferred stock, net of issuance costs	—	—	21,841
Issuance of common stock, net of issuance costs	—	—	20,501
Net cash from financing activities	137,480	24,787	(31,370)
Change in cash and cash equivalents	2,930	(44,351)	34,718
Cash and cash equivalents, beginning of period	32,980	77,331	42,613
Cash and cash equivalents, end of period	$35,910	$32,980	$77,331

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

Nature of Operations

The business of Home Savings is providing consumer and business banking service to its market area in Ohio and western Pennsylvania. At the end of 2015, Home Savings was doing business through 31 retail banking offices and full-service banking branches and loan production centers. Loans and deposits are primarily generated from the areas where banking branches are located. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the market area. Home Savings derives its income predominantly from interest on loans, securities, and to a lesser extent, non-interest income. Home Savings’ principal expenses are interest paid on deposits and Federal Home Loan Bank advances, loan loss provisions and normal operating costs.

Basis of Presentation

The consolidated financial statements include the accounts of United Community and its subsidiary.   On January 29, 2016, United Community acquired James & Sons Insurance.  James & Sons Insurance is not included in the financial statements as it was acquired after December 31, 2015.  All material inter-company transactions have been eliminated. Certain prior period data has been reclassified to conform to current period presentation.

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

Securities

Securities are classified as available for sale, held to maturity or trading upon their acquisition. Securities are classified as available for sale when they might be sold before maturity. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss reported in other comprehensive income, net of tax. Securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to old them to maturity. Equity securities with readily determinable fair values are classified as available for sale. Restricted securities such as FHLB stock are carried at cost. Interest income includes amortization of purchase premium or discount on debt securities. Premiums or discounts are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and are determined using the specific identification method.

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

Loans held for sale, for which the fair value option has been elected, are recorded at fair value as of each balance sheet date.  The fair value of the Company’s construction perm loans held for sale is determined based on quoted prices for similar loans in active markets.  The fair value of permanent construction loans held for sale is determined, based on the committed loan amount, using quoted prices for similar assets, adjusted for specific attributes of that loan and other unobservable market data, such as time it takes to complete the project.

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

Interest income includes amortization of net deferred loan fees and costs. Deferred loan fees and costs received for loans are deferred and amortized to interest income over the contractual lives of the loans using the level yield method. Fees received for loan commitments that are expected to be drawn, based on Home Savings’ experience with similar commitments, are deferred and amortized over the lives of the loans using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis. Unamortized deferred loan fees or costs related to loans paid off are included in income. Unamortized net fees or costs on loans sold are included in the basis of the loans in calculating gains and losses. The accrual of interest income and amortization of net deferred fees on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is both well secured and in the process of collection. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

All interest accrued but not received for a loan placed on nonaccrual is reversed against interest income. Nonaccrual loans are comprised principally of loans 90 days past due as well as certain loans which are less than 90 days past due, but where serious doubt exists as to the ability of the borrowers to comply with the repayment terms. Once a loan is on nonaccrual, it will remain on nonaccrual until the loan becomes current and the borrower demonstrates the ability to pay the loan per the contractual terms for a minimum of six months.  Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero.  Under the cash-basis method, interest income is recorded when the payment is received in cash.  Loans are returned to accrual status when future payments are reasonably assured.

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

Concentration of Credit Risk

Most of the Company’s business activity is with customers located within Home Savings’ market area. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in Ohio, Western Pennsylvania and Northern West Virginia.

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  At December 31, 2014, the Company evaluated two years of net charge-off history and applied the information to the current period. This component was combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding principal balance by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. As of December 31, 2015, the Company evaluated 12 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans and is no longer being applied by internal risk grade. This change in methodology, which was made in the first quarter of 2015, did not have a material effect on the calculation of the allowance for loan losses.  The change in methodology was made in order to facilitate technological improvements in the calculation of the allowance for loan loss.

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

The Bank’s portfolio has the following segments: commercial and commercial real estate loans, residential mortgage loans and consumer loans. Residential mortgage loans are made to customers in Home Savings’ market area. These loans are secured by the underlying real estate as collateral. Repayment of these loans is dependent on general economic conditions and unemployment levels in Home Savings’ market area.  To reduce any risk on loans secured by one-to four-family residences, Home Savings underwrites all portfolio loans to Freddie Mac underwriting guidelines.

Consumer loans primarily consist of home equity loans. Similar to residential mortgage loans, repayment of consumer loans depends on the general economic conditions and unemployment levels in Home Savings’ market area.  The majority of Home Savings’ consumer loans consist of closed-end home equity loans in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Other consumer loans, such as automobiles and recreational vehicles, have a higher degree of risk than home equity loans as the collateral depreciates at a faster rate.

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

Servicing Assets

Servicing assets are recognized as separate assets when rights are acquired through the purchase or sale of financial assets. Servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on market prices for comparable mortgage servicing contracts, when available, or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income, such as the cost to service, discount rate, the custodial earnings rate, an inflation rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying assets.

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

Real Estate Owned and Other Repossessed Assets

Real estate owned, including property acquired in settlement of foreclosed loans, is initially transferred at fair value less estimated cost to sell after foreclosure, establishing a new cost basis. Physical possession of residential real estate property collateralizing a residential mortgage loan occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell.  If fair value declines after acquisition, a valuation allowance is recorded through expense. Costs relating to the development and improvement of real estate owned are capitalized, whereas costs relating to holding and maintaining the properties are charged to expense. Other repossessed assets are carried at estimated fair value less estimated cost to sell after acquisition.

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

Core Deposit Intangible

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Home Savings has no goodwill recorded as of December 31, 2015 or December 31, 2014.

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

Postretirement Benefit Plans

In addition to Home Savings’ retirement plans, Home Savings sponsors a defined benefit health care plan that was curtailed in 2000 to provide postretirement medical benefits for employees who worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. That modified plan was further curtailed in 2015, and medical benefits will no longer be provided to plan particpants as of December 31, 2016.  The plan is unfunded and, as such, has no assets. Furthermore, the plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding. The benefit obligation is measured annually by a third-party actuary.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and unrealized gains and losses on securities available for sale and changes in unrealized gains and losses on postretirement liabilities, which are also recognized as separate components of equity, net of tax.

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

In January 2016, the FASB issued ASU 2016-1, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-1, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

Operating Segments

Internal financial information is primarily reported and aggregated in one line of business, which is banking services.

Reclassifications

Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior year consolidated statements of operations or shareholders’ equity.

2.	SUBSEQUENT EVENTS (UNAUDITED)

On January 29, 2016, the Company completed the purchase of James & Sons Insurance Company of Youngstown, Ohio.  James & Sons Insurance is engaged in the business of selling insurance including auto, commercial, homeowners and life-health insurance.  Under the purchase agreement, the Company paid $1.5 million in stock and $360,000 in cash in connection with this acquisition.  Total assets purchased was $2.3 million, including $1.6 million in goodwill.

3.	CASH AND CASH EQUIVALENTS

Federal Reserve Board (FRB) regulations require depository institutions to maintain certain non-interest bearing reserve balances. These reserves, which consisted of vault cash at Home Savings, totaled approximately $10.9 million and $12.3 million at December 31, 2015 and 2014, respectively.

4.	SECURITIES

The components of securities available for sale are as follows:

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$221,500	$159	$(3,009)	$218,650
States of the U.S. and political subdivisions	10,848	192	—	11,040
Mortgage-backed GSE securities: residential	129,155	55	(1,230)	127,980
Total	$361,503	$406	$(4,239)	$357,670

	December 31, 2014
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$232,225	$184	$(4,452)	$227,957
Mortgage-backed GSE securities: residential	274,204	331	(2,702)	271,833
Total	$506,429	$515	$(7,154)	$499,790

The components of securities held to maturity are as follows:

	December 31, 2015
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$100,322	$—	$(1,203)	$99,119
States of the U.S. and political subdivisions	10,377	148	—	10,525
Total	$110,699	$148	$(1,203)	$109,644

The Company had no held to maturity securities at December 31, 2014.

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	December 31, 2015
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	199,440	197,097
Due after ten years	32,908	32,593
Mortgage-backed GSE securities: residential	129,155	127,980
Total	$361,503	$357,670

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	December 31, 2015
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$1,100	$1,108
Due after one year through five years	—	—
Due after five years through ten years	2,249	2,289
Due after ten years	7,028	7,128
Mortgage-backed GSE securities: residential	$100,322	$99,119
Total	$110,699	$109,644

Proceeds, gross realized gains, losses and impairment charges of available for sale securities were as follows:

	2015	2014	2013
	(Dollars in thousands)
Proceeds	$16,627	$14,595	$137,467
Gross gains	142	444	2,712
Gross losses	—	—	(135)

Income tax expense related to net realized gains and losses was $50,000 for 2015 and $155,000 for 2014 and $0 for 2013 due to the full valuation allowance recorded on the net deferred tax asset of the Company.

Securities pledged for participation in the Ohio Linked Deposit Program were $0 and approximately $501,000 at December 31, 2015 and 2014, respectively. See further discussion regarding pledged securities in Note 12.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows at December 31, 2015:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized loss	Fair	Unrealized loss
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$139,876	$(1,654)	$55,055	$(1,355)	$194,931	$(3,009)
Mortgage-backed GSE securities: residential	100,585	(842)	14,278	(388)	114,863	(1,230)
Total temporarily impaired securities	$240,461	$(2,496)	$69,333	$(1,743)	$309,794	$(4,239)

All of the U.S. Treasury and government sponsored entities and mortgage-backed securities that were temporarily impaired at December 31, 2015, were impaired due to the level of interest rates at that time. Unrealized losses on these securities have not been recognized into income as of December 31, 2015 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

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

All of the U.S. Treasury and government sponsored entities and mortgage-backed securities that were temporarily impaired at December 31, 2014, were impaired due to the level of interest rates at that time. Unrealized losses on these securities have not been recognized into income as of December 31, 2014 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Securities held to maturity that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows at December 31, 2015:

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$22,723	$(289)	$76,396	$(2,390)	$99,119	$(2,679)
Total temporarily impaired securities	$22,723	$(289)	$76,396	$(2,390)	$99,119	$(2,679)

During the third quarter of 2015, Home Savings transferred securities with a total amortized cost of $105.3 million with a corresponding fair value of $103.8 million from available for sale to held to maturity.  The net unrealized loss, net of taxes, on these securities at the date of transfer was $999,000.  The fair value at the date of transfer becomes the securities’ new cost basis.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will directly offset the effect on interest income from the accretion of the reduced amortized cost for the transferred securities.  Because of this transfer, the total losses less than 12 months and greater than 12 months reported in the table above will not agree to the unrealized losses reported in the inventory of held to maturity securities.  The inventory table reports unrealized gains and losses based upon the transferred securities adjusted cost basis and current fair value.  The reporting of losses less than 12 months and greater than 12 months represents that actual period of time that these securities have been in an unrealized loss position and the securities amortized cost basis as if the transfer did not occur.

All of the mortgage-backed securities that were temporarily impaired at December 31, 2015, were impaired due to the level of interest rates at that time. Unrealized losses on these securities have not been recognized into income as of December 31, 2015 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

The Company recognized no OTTI charges in 2015, 2014 and 2013.

5.	LOANS

Portfolio loans consist of the following:

	December 31,	December 31,
	2015	2014
	(Dollars in thousands)
Commercial loans
Multifamily	$80,170	$60,546
Nonresidential	175,456	121,595
Land	9,301	9,484
Construction	38,812	16,064
Secured	63,182	45,088
Unsecured	2,831	134
Total commercial loans	369,752	252,911
Residential mortgage loans
One-to four-family	733,685	694,105
Construction	40,898	37,113
Total residential mortgage loans	774,583	731,218
Consumer loans
Home equity	161,338	154,776
Auto	11,348	5,902
Marine	2,699	3,917
Recreational vehicle	10,656	14,054
Other	2,217	2,105
Total consumer loans	188,258	180,754
Total loans	1,332,593	1,164,883
Less:
Allowance for loan losses	17,712	17,687
Deferred loan fees, net	(1,311)	(897)
Total	16,401	16,790
Loans, net	$1,316,192	$1,148,093

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

	December 31,
	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to make loans	$44,957	$33,384	$44,192	$17,539
Undisbursed loans in process	674	111,738	480	86,736
Unused lines of credit	10,162	115,812	13,995	93,802

Terms of the commitments in both years extend up to six months, but are generally less than two months. The fixed rate loan commitments have interest rates ranging from 2.75% to 18.00%; and maturities ranging from three months to thirty years. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge relationships.

At December 31, 2015 and 2014, there were $474,000 and $465,000 of outstanding standby letters of credit, respectively. These are issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of an underlying contract with the third party.

At December 31, 2015 and 2014, there were $46.1 million and $41.7 million in outstanding commitments to fund the OverdraftPrivilege™ Program at Home Savings. With OverdraftPrivilege™, Home Savings pays non-sufficient funds checks and fees on checking accounts up to a preapproved limit.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2015 and December 31, 2014 and activity for the years ended December 31, 2015, 2014 and 2013.

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2015
Beginning balance	$5,690	$8,517	$3,480	$17,687
Provision	2,922	(974)	187	2,135
Charge-offs	(1,268)	(1,301)	(1,257)	(3,826)
Recoveries	733	388	595	1,716
Ending balance	$8,077	$6,630	$3,005	$17,712
Period-end amount allocated to:
Loans individually evaluated for impairment	$568	$1,541	$707	$2,816
Loans collectively evaluated for impairment	7,509	5,089	2,298	14,896
Ending balance	$8,077	$6,630	$3,005	$17,712
Period-end balances:
Loans individually evaluated for impairment	$9,698	$19,348	$10,613	$39,659
Loans collectively evaluated for impairment	360,054	755,235	177,645	1,292,934
Ending balance	$369,752	$774,583	$188,258	$1,332,593

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2014
Beginning balance	$6,984	$9,830	$4,302	$21,116
Provision	(649)	(550)	(72)	(1,271)
Charge-offs	(1,656)	(1,005)	(1,578)	(4,239)
Recoveries	1,011	242	828	2,081
Ending balance	$5,690	$8,517	$3,480	$17,687
Period-end amount allocated to:
Loans individually evaluated for impairment	$717	$1,751	$842	$3,310
Loans collectively evaluated for impairment	4,973	6,766	2,638	14,377
Ending balance	$5,690	$8,517	$3,480	$17,687
Period-end balances:
Loans individually evaluated for impairment	$14,845	$19,209	$11,843	$45,897
Loans collectively evaluated for impairment	238,066	712,009	168,911	1,118,986
Ending balance	$252,911	$731,218	$180,754	$1,164,883

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2013
Beginning balance	$9,156	$7,515	$4,459	$21,130
Provision	(491)	3,598	1,009	4,116
Charge-offs	(5,208)	(1,536)	(1,883)	(8,627)
Recoveries	3,527	253	717	4,497
Ending balance	$6,984	$9,830	$4,302	$21,116

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  At December 31, 2014, the Company evaluated two years of net charge-off history and applied the information to the current period. This component was combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding principal balance by type of credit and internal risk grade applied to specific risk pools, plus specific loss allocations and adjustments for current events and conditions. As of December 31, 2015, the Company evaluated 12 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans and is no longer being applied by internal risk grade. This change in methodology, which was made in the first quarter of 2015, did not have a material effect on the calculation of the allowance for loan losses.  The change in methodology was made in order to facilitate technological improvements in the calculation of the allowance for loan loss.

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2015:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$165	$—	$—	$21	$4	$4
Nonresidential	1,215	306	—	1,389	6	6
Land	3,922	384	—	474	—	—
Construction	3,593	—	—	69	—	—
Secured	3,884	3,700	—	3,700	—	—
Unsecured	1,132	—	—	—	—	—
Total commercial loans	13,911	4,390	—	5,653	10	10
Residential mortgage loans
One-to four-family	7,607	5,866	—	4,710	156	149
Construction	—	—	—	—	—	—
Total residential mortgage loans	7,607	5,866	—	4,710	156	149
Consumer loans
Home equity	2,245	1,718	—	1,491	31	29
Auto	20	14	—	22	—	—
Marine	496	271	—	280	2	2
Recreational vehicle	121	78	—	70	4	4
Other	3	3	—	1	—	—
Total consumer loans	2,885	2,084	—	1,864	37	35
Total	$24,403	$12,340	$—	$12,227	$203	$194
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$21	$—	$—
Nonresidential	5,164	4,984	565	5,659	119	117
Land	—	—	—	—	—	—
Construction	—	—	—	379	—	—
Secured	324	324	3	324	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	5,488	5,308	568	6,383	119	117
Residential mortgage loans
One-to four-family	13,482	13,482	1,541	14,324	592	539
Construction	—	—	—	—	—	—
Total residential mortgage loans	13,482	13,482	1,541	14,324	592	539
Consumer loans
Home equity	7,236	7,236	522	8,346	402	381
Auto	—	—	—	2	—	—
Marine	163	163	3	41	7	7
Recreational vehicle	1,122	1,122	181	783	33	33
Other	8	8	1	2	1	1
Total consumer loans	8,529	8,529	707	9,174	443	422
Total	27,499	27,319	2,816	29,881	1,154	1,078
Total impaired loans	$51,902	$39,659	$2,816	$42,108	$1,357	$1,272

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2014:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$185	$85	$—	$87	$—	$—
Nonresidential	7,201	5,582	—	4,248	260	256
Land	3,958	532	—	521	—	—
Construction	1,126	188	—	552	—	—
Secured	3,903	3,702	—	3,706	—	—
Unsecured	3,258	—	—	—	—	—
Total commercial loans	19,631	10,089	—	9,114	260	256
Residential mortgage loans
One-to four-family	6,015	4,518	—	5,287	83	77
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,015	4,518	—	5,287	83	77
Consumer loans
Home equity	1,901	1,262	—	1,757	29	29
Auto	47	37	—	66	1	1
Marine	151	151		155	—	—
Recreational vehicle	124	81	—	181	4	3
Other	—	—	—	3	—	—
Total consumer loans	2,223	1,531	—	2,162	34	33
Total	$27,869	$16,138	$—	$16,563	$377	$366
With a specific allowance recorded
Commercial loans
Multifamily	$33	$8	$6	$293	$—	$—
Nonresidential	3,944	3,561	615	2,408	—	—
Land	—	—	—	—	—	—
Construction	2,815	863	93	1,682	—	—
Secured	324	324	3	324	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	7,116	4,756	717	4,707	—	—
Residential mortgage loans
One-to four-family	14,691	14,691	1,751	15,039	607	561
Construction	—	—	—	—	—	—
Total residential mortgage loans	14,691	14,691	1,751	15,039	607	561
Consumer loans
Home equity	9,577	9,577	722	10,007	494	470
Auto	7	6	1	8	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	729	729	119	765	24	23
Other	—	—	—	—	—	—
Total consumer loans	10,313	10,312	842	10,780	518	493
Total	32,120	29,759	3,310	30,526	1,125	1,054
Total impaired loans	$59,989	$45,897	$3,310	$47,089	$1,502	$1,420

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2013:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$638	$2	$2
Nonresidential	5,377	19	19
Land	1,290	—	—
Construction	1,381	—	—
Secured	3,506	—	—
Unsecured	179	1	1
Total commercial loans	12,371	22	22
Residential mortgage loans
One-to four-family	14,679	393	361
Construction	—	—	—
Total residential mortgage loans	14,679	393	361
Consumer loans
Home equity	8,404	245	234
Auto	45	1	1
Marine	174	—	—
Recreational vehicle	685	23	22
Other	2	—	—
Total consumer loans	9,310	269	257
Total	$36,360	$684	$640
With a specific allowance recorded
Commercial loans
Multifamily	$330	$—	$—
Nonresidential	3,835	—	—
Land	532	—	—
Construction	2,559	—	—
Secured	102	—	—
Unsecured	—	—	—
Total commercial loans	7,358	—	—
Residential mortgage loans
One-to four-family	4,077	369	342
Construction	—	—	—
Total residential mortgage loans	4,077	369	342
Consumer loans
Home equity	2,369	320	303
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	346	16	16
Other	—	—	—
Total consumer loans	2,715	336	319
Total	14,150	705	661
Total impaired loans	$50,510	$1,389	$1,301

Within secured and nonresidential impaired loans, there are two related credits with a total principal balance outstanding of $7.0 million.  The source of repayment for the loan resides in funds held in escrow by a court that has administered foreclosure and receivership proceedings surrounding the loan.  The loan has been subject to protracted litigation and a reserve of $546,000 was placed on one of the loans in 2015.

Home Savings reclassifies a collateralized mortgage loan and consumer loans secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at December 31, 2015 and December 31, 2014, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	December 31, 2015		December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
Mortgage loans in the process of foreclosure	$1,294	$1,162	$1,714	$1,661
Consumer loans in the process of foreclosure	845	643	707	489

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2015:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2015

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	3,599	—
Land	384	—
Construction	—	—
Secured	4,016	—
Unsecured	—	—
Total commercial loans	7,999	—
Residential mortgage loans
One-to four-family	6,181	—
Construction	—	—
Total residential mortgage loans	6,181	—
Consumer Loans
Home equity	1,804	—
Auto	23	—
Marine	218	—
Recreational vehicle	511	—
Other	11	—
Total consumer loans	2,567	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$16,747	$—

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2014:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2014

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$93	$—
Nonresidential	5,781	—
Land	531	—
Construction	1,051	—
Secured	4,016	—
Unsecured	—	—
Total commercial loans	11,472	—
Residential mortgage loans
One-to four-family	6,816	—
Construction	—	—
Total residential mortgage loans	6,816	—
Consumer Loans
Home equity	1,792	—
Auto	66	—
Marine	119	—
Recreational vehicle	184	—
Other	2	—
Total consumer loans	2,163	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$20,451	$—

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2015:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$80,170	$80,170
Nonresidential	—	—	3,558	3,558	171,898	175,456
Land	—	—	384	384	8,917	9,301
Construction	—	—	—	—	38,812	38,812
Secured	488	—	4,016	4,504	58,678	63,182
Unsecured		—	—	—	2,831	2,831
Total commercial loans	488	—	7,958	8,446	361,306	369,752
Residential mortgage loans
One-to four-family	3,843	635	5,901	10,379	723,306	733,685
Construction	—	—	—	—	40,898	40,898
Total residential mortgage loans	3,843	635	5,901	10,379	764,204	774,583
Consumer Loans:
Home equity	961	268	1,788	3,017	158,321	161,338
Automobile	5	—	10	15	11,333	11,348
Marine	—	51	117	168	2,531	2,699
Recreational vehicle	71	—	494	565	10,091	10,656
Other	15	1	11	27	2,190	2,217
Total consumer loans	1,052	320	2,420	3,792	184,466	188,258
Total loans	$5,383	$955	$16,279	$22,617	$1,309,976	$1,332,593

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2014:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$93	$93	$60,453	$60,546
Nonresidential	—	—	3,891	3,891	117,704	121,595
Land	—	—	531	531	8,953	9,484
Construction	—	—	1,051	1,051	15,013	16,064
Secured	—	—	4,016	4,016	41,072	45,088
Unsecured	—	—	—	—	134	134
Total commercial loans	—	—	9,582	9,582	243,329	252,911
Residential mortgage loans
One-to four-family	2,279	605	4,856	7,740	686,365	694,105
Construction	—	—	—	—	37,113	37,113
Total residential mortgage loans	2,279	605	4,856	7,740	723,478	731,218
Consumer Loans:
Home equity	588	183	1,531	2,302	152,474	154,776
Automobile	21	—	30	51	5,851	5,902
Marine	—	686	—	686	3,231	3,917
Recreational vehicle	452	109	18	579	13,475	14,054
Other	3	4	1	8	2,097	2,105
Total consumer loans	1,064	982	1,580	3,626	177,128	180,754
Total loans	$3,343	$1,587	$16,018	$20,948	$1,143,935	$1,164,883

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2015:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One-to four-family	14	1,283	1,337
Construction	—	—	—
Total residential mortgage loans	14	1,283	1,337
Consumer loans
Home equity	14	844	845
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	1	28	8
Total consumer loans	15	872	853
Total restructured loans	29	$2,155	$2,190

The TDRs described above increased the allowance for loan losses by $135,000, and resulted in no charge-offs during the twelve months ended December 31, 2015.

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

The TDRs described above increased the allowance for loan losses by $193,000, and resulted in $73,000 of charge-offs during the twelve months ended December 31, 2014.

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2013:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(Dollars in thousands)
Commercial loans
Multifamily	1	$469	$469
Nonresidential	1	41	41
Land	2	2,127	487
Construction	1	942	823
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	5	3,579	1,820
Residential mortgage loans
One-to four-family	42	3,568	3,381
Construction	—	—	—
Total residential mortgage loans	42	3,568	3,381
Consumer loans
Home equity	110	4,556	4,487
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	4	791	804
Other	—	—	—
Total consumer loans	114	5,347	5,291
Total restructured loans	161	$12,494	$10,492

The TDRs described above increased the allowance for loan losses by $951,000, and resulted in $1.8 million charge-offs during the twelve months ended December 31, 2013.

During the period ended December 31, 2015, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of a loan were for periods ranging from six months to 2 years. Modifications involving an extension of the maturity date were for periods ranging from six months to ten years.

As of December 31, 2015 and December 31, 2014, the Company has a recorded investment in troubled debt restructurings of $26.3 million and $31.2 million, respectively.  The Company has allocated $2.3 million of specific reserves to customers whose loan terms were modified in TDRs as of December 31, 2015. The Company had allocated $2.6 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2014. The Company committed to lend additional amounts totaling up to $42,000 and $50,000 at December 31 2015 and December 31, 2014, respectively.

TDR loans that were on nonaccrual status aggregated $2.9 million and $3.5 million at December 31, 2015 and December 31, 2014, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $23.4 million and $27.7 million at December 31, 2015 and December 31, 2014, respectively.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the period ended December 31, 2015:

	Number of loans	Recorded Investment
		(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	2	29
Construction	—	—
Total residential mortgage loans	2	29
Consumer loans
Home equity	1	40
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	1	8
Total consumer loans	2	48
Total restructured loans	4	$77

A TDR is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The TDRs that subsequently defaulted described above resulted in no charge-offs during the twelve months ended December 31, 2015, and had no effect on the provision for loan losses.

The terms of certain other loans were modified during the period ended December 31, 2015, but they did not meet the definition of a TDR. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

The TDRs that subsequently defaulted described above resulted in no charge-offs during the twelve months ended December 31, 2014, and had no effect on the provision for loan losses

The terms of certain other loans were modified during the period ended December 31, 2014, but they did not meet the definition of a TDR. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information and current economic trends among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes homogeneous loans past due 90 cumulative days, and all non-homogeneous loans including commercial loans and commercial real estate loans. Smaller balance homogeneous loans are primarily monitored by payment status.

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

As of December 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2015

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$75,535	$3,727	$908	$—	$—	$908	$80,170
Nonresidential	151,415	4,121	19,920	—	—	19,920	175,456
Land	8,917	—	384	—	—	384	9,301
Construction	38,812	—	—	—	—	—	38,812
Secured	53,801	3,037	6,344	—	—	6,344	63,182
Unsecured	2,728	—	103	—	—	103	2,831
Total commercial loans	331,208	10,885	27,659	—	—	27,659	369,752
Residential mortgage loans
One-to four-family	726,922	111	6,652	—	—	6,652	733,685
Construction	40,898	—	—	—	—	—	40,898
Total residential mortgage loans	767,820	111	6,652	—	—	6,652	774,583
Consumer Loans
Home equity	159,371	—	1,967	—	—	1,967	161,338
Auto	11,304	2	42	—	—	42	11,348
Marine	2,428	—	271	—	—	271	2,699
Recreational vehicle	10,157	—	499	—	—	499	10,656
Other	2,206	—	11	—	—	11	2,217
Total consumer loans	185,466	2	2,790	—	—	2,790	188,258
Total loans	$1,284,494	$10,998	$37,101	$—	$—	$37,101	$1,332,593

December 31, 2014

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$53,485	$4,134	$2,927	$—	$—	$2,927	$60,546
Nonresidential	92,074	12,290	17,231	—	—	17,231	121,595
Land	8,952	—	532	—	—	532	9,484
Construction	15,013	—	1,051	—	—	1,051	16,064
Secured	39,480	900	4,708	—	—	4,708	45,088
Unsecured	22	—	112	—	—	112	134
Total commercial loans	209,026	17,324	26,561	—	—	26,561	252,911
Residential mortgage loans
One-to four-family	684,779	939	8,387	—	—	8,387	694,105
Construction	37,113	—	—	—	—	—	37,113
Total residential mortgage loans	721,892	939	8,387	—	—	8,387	731,218
Consumer Loans
Home equity	152,599	—	2,177	—	—	2,177	154,776
Auto	5,829	10	63	—	—	63	5,902
Marine	3,766	—	151	—	—	151	3,917
Recreational vehicle	13,846	—	208	—	—	208	14,054
Other	2,099	—	6	—	—	6	2,105
Total consumer loans	178,139	10	2,605	—	—	2,605	180,754
Total loans	$1,109,057	$18,273	$37,553	$—	$—	$37,553	$1,164,883

Directors and officers of United Community and Home Savings are customers of Home Savings in the ordinary course of business. The following describes loans to officers and/or directors of United Community and Home Savings:

(Dollars in thousands)
Balance as of December 31, 2014	$527
New loans to officers and/or directors	—
Loan payments during 2015	(8)
Reductions due to changes in officers and/or directors	—
Balance as of December 31, 2015	$519

6.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion at December 31, 2015 and 2014. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at year-end are as follows:

	2015	2014
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$878,300	$821,609
FNMA	233,026	259,463

Customer escrow balances in connection with loans serviced for FHLMC and FNMA totaled $13.2 million and $12.5 million at year-end 2015 and 2014.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$5,535	$5,941	$6,186
Originations	1,951	1,281	1,898
Amortized to expense	(1,800)	(1,687)	(2,143)
Balance, end of period	5,686	5,535	5,941
Less valuation allowance	(39)	(58)	—
Net balance	$5,647	$5,477	$5,941

Fair value of mortgage servicing rights was $9.1 million, $9.0 million and $10.2 million at December 31, 2015, 2014, and 2013, respectively.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance, beginning of period	$(58)	$—	$(680)
Impairment charges	(299)	(60)	—
Recoveries	318	2	680
Balance, end of period	$(39)	$(58)	$—

Key economic assumptions used in measuring the value of mortgage servicing rights at December 31, 2015 and 2014 were as follows:

	2015	2014
Weighted average prepayment rate	192 PSA	219 PSA
Weighted average life (in years)	3.47	3.61
Weighted average discount rate	9%	8%

At year-end 2015, the Company had approximately $28.5 million of interest rate lock commitments and $75.0 million of forward commitments for the future delivery of residential mortgage loans, including construction perm loans that are held in available for sale. At year-end 2014, the Company had approximately $22.7 million of interest rate lock commitments and $51.5 million of forward commitments for the future delivery of residential mortgage loans, including construction perm loans that are held in available for sale. The fair value of these mortgage banking derivatives was not material at year-end 2015 or 2014.

Home Savings may receive requests for reimbursements from Freddie Mac and Fannie Mae, both of whom in the normal course purchase loans originated by Home Savings, for the purpose of making them whole on certain loans sold in the secondary market. These sold loans may have certain identified weaknesses such that, in the opinion of management, a settlement to the investor might be required. For the twelve months ended December 31, 2015, Home Savings recognized a recovery of expenses of $554,000 associated with such repurchases. Home Savings had no liability reserve for future make-whole settlements at December 31, 2015 because management believed no reserve was necessary given the recent historical losses incurred to date, there were no loans in the pipeline to be repurchased and the probability that future losses will not occur.  For the twelve months ended December 31, 2014, Home Savings recognized a recovery of expenses of $374,000 associated with such repurchases.  Home Savings has included in other liabilities a reserve for future make-whole settlements aggregating $554,000 at December 31, 2014.  For the twelve months ended December 31, 2013, Home Savings incurred expenses of $2.0 million associated with such repurchases as a reduction in reserves.

7.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at December 31, 2015 and 2014 was as follows:

	December 31,	December 31,
	2015	2014
	(Dollars in thousands)
Real estate owned and other repossessed assets	$3,956	$4,890
Valuation allowance	(1,229)	(1,423)
End of period	$2,727	$3,467

Activity in the valuation allowance was as follows:

	2015	2014	2013
	(Dollars in thousands)
Beginning of year	$1,423	$4,059	$6,796
Additions charged to expense	287	580	2,014
Direct write-downs	(481)	(3,216)	(4,751)
End of year	$1,229	$1,423	$4,059

Expenses related to foreclosed and repossessed assets include:

	2015	2014	2013
	(Dollars in thousands)
Net loss on sales	$158	$220	$167
Provision for unrealized losses	287	580	2,014
Operating expenses, net of rental income	338	631	1,450
Total Expenses	$783	$1,431	$3,631

8.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2015	2014
	(Dollars in thousands)
Land	$6,993	$7,054
Buildings	23,841	23,487
Leasehold improvements	1,179	1,126
Furniture and equipment	23,861	22,931
	55,874	54,598
Less: Accumulated depreciation and amortization	35,196	33,596
Total	$20,678	$21,002

Depreciation expense was $2.1 million for 2015, $1.9 million for 2014 and $1.8 million for 2013.

Rent expense was $338,000 for 2015, $588,000 for 2014 and $672,000 for 2013. Rent commitments under noncancelable operating leases for offices were as follows, before considering renewal options that generally are present:

(Dollars in thousands)
2016	$559
2017	579
2018	590
2019	594
2020	595
Thereafter	595
Total	$3,512

9.	INTANGIBLE ASSETS

Acquired Intangible Assets

	As of December 31,
	2015		2014
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$8,952	$8,922	$8,952	$8,868
Total	$8,952	$8,922	$8,952	$8,868

Estimated amortization expense for 2016 is $25,000, for 2017 is $3,000 and for 2018 is $2,000.  Aggregate amortization expense for the years ended December 31, 2015, 2014 and 2013, was $54,000, $68,000, and $86,000, respectively.

10.	DEPOSITS

Deposits consist of the following:

	December 31,
	2015	2014
	(Dollars in thousands)
Checking accounts:
Interest bearing	$160,264	$137,511
Non-interest bearing	227,505	187,965
Savings accounts	280,889	274,149
Money market accounts	312,125	312,911
Certificates of deposit	454,960	435,300
Total deposits	$1,435,743	$1,347,836

Included in total deposits above are related-party deposits of $2.8 million at December 31, 2015 and 2014.

Interest expense on deposits is summarized as follows:

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Interest bearing demand deposits and money market accounts	$1,006	$838	$1,016
Savings accounts	161	169	242
Certificates of deposit	5,359	5,428	6,365
Total	$6,526	$6,435	$7,623

A summary of certificates of deposit by maturity follows:

December 31,
2015
(Dollars in thousands)
2016	$207,814
2017	122,345
2018	66,978
2019	22,288
2020 and thereafter	35,535
Total	$454,960

A summary of certificates of deposit with balances greater than $250,000 by maturity is as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Three months or less	$751	$558
Over three months to six months	2,067	2,761
Over six months to twelve months	25,668	1,691
Over twelve months	46,779	11,716
Total	$75,265	$16,726

Home Savings had no brokered deposits at December 31, 2015 and 2014.

Home Savings offers an equity-linked time deposit product (the Power CD). The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return. Home Savings had $12.3 million in Power CDs that were included in certificates of deposit at December 31, 2015. Home Savings had $8.3 million in Power CDs that were included in certificates of deposit at December 31, 2014.

11.	FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of FHLB advances:

	December 31,
	2015		2014
	(Dollars in thousands)
		Weighted		Weighted
Year of maturity	Amount	average rate	Amount	average rate
2015	$—	0.00%	$140,000	0.14%
2016	232,000	0.35%	—	0.00%
2019	46,975	2.19%	46,194	2.05%
	$278,975	0.66%	$186,194	0.51%

At December 31, 2015, Home Savings has remaining available credit, subject to collateral requirements, with the FHLB of approximately $206.3 million. At December 31, 2014, Home Savings had remaining available credit, subject to collateral requirements, with the FHLB of approximately $257.2 million. All advances must be secured by eligible collateral as specified by the FHLB. Accordingly, Home Savings had a blanket pledge of its one-to four-family mortgages as collateral for the advances outstanding at December 31, 2015 and 2014. The required minimum ratio of collateral to advances is 122% for one-to four-family loans. Additional changes in value can be applied to one-to four-family mortgage collateral based upon characteristics such as loan-to-value ratios and FICO scores.

On November 18, 2014, Home Savings modified a $50.0 million fixed-rate term advance with the FHLB.  The modification reduced the weighted average interest rate paid on the debt from 4.20% fixed-rate to a floating rate, and extended the weighted average maturity from 2.0 years to 5.0 years. A $3.9 million prepayment penalty was incurred by Home Savings as part of the modification which will be amortized using a level yield method over the five-year remaining term of the modified borrowing as a yield adjustment. The floating rate was 0.62% at December 31, 2015 and 0.49% at December 31, 2014.  The effective rate on the modified borrowing was 2.19% at December 31, 2015 and 2.05% at December 31, 2014, including the impact of the prepayment penalty amortization. FHLB term advances are subject to prepayment penalties.

12.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

The following is a summary of securities sold under an agreement to repurchase and other borrowings:

	December 31,
	2015		2014
	(Dollars in thousands)
	Amount	Weighted average rate	Amount	Weighted average rate
Securities sold under agreement to repurchase-term	$—	—%	$30,000	4.14%
Other borrowings	535	4.00%	558	4.00%
Total repurchase agreements and other	$535	4.00%	$30,558	4.14%

	December 31,
	2015	2014	2013
	(Dollars in thousands)
Average daily balance during the year	$29,891	$82,102	$90,588
Average interest rate during the year	4.19%	4.10%	4.01%
Maximum month end balance during the year	$30,556	$90,577	$90,597
Weighted average interest rate at year end	4.00%	4.14%	4.01%

At the end of fourth quarter of 2015, Home Savings prepaid the remaining $30.0 million tranche of repurchase agreements and incurred a prepayment penalty of $1.3 million. During the third and fourth quarters of 2014, Home Savings prepaid $60.0 million in repurchase agreements and incurred penalties of $3.4 million.

Securities sold under agreements to repurchase are secured primarily by mortgage-backed securities with a fair value of $0 at December 31, 2015 and $54.7 million at December 31, 2014. Securities sold under agreements to repurchase are typically held by a brokerage firm in a wholesale transaction and by an independent third party when they are for retail customers. At maturity, the securities underlying the agreements are returned to Home Savings. Other borrowings consist of a match-funding advance related to a commercial participation loan aggregating $535,000 at December 31, 2015 and $558,000 at December 31, 2014.

13.	LOSS CONTINGENCIES

United Community and Home Savings are parties to litigation arising in the normal course of business. While it is difficult to determine the ultimate resolution of these matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

14.	INCOME TAXES

The income tax expense (benefit) consists of the following components:

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Current	$577	$89	$200
Deferred	7,316	2,978	2,958
Change in valuation allowance	—	(42,802)	(2,958)
Total	$7,893	$(39,735)	$200

Effective tax rates differ from the statutory federal income tax rate of 35% due to the following:

	For the Year Ended December 31,
	2015		2014		2013
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax (benefit) at statutory rate	$8,461	35.0%	$3,665	35.0%	$3,580	35.0%
Increase (decrease) due to:
Tax exempt income	(45)	(0.2)%	—	—%	—	—%
Life insurance	(602)	(2.5)%	(500)	(4.8)%	(382)	(3.7)%
Other	79	0.3%	(98)	(0.9)%	(40)	(0.4)%
Valuation allowance	—	—%	(42,802)	(408.8)%	(2,958)	(28.9)%
Income tax provision (benefit)	$7,893	32.6%	$(39,735)	(379.5)%	$200	2.0%

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$6,199	$6,190
Postretirement benefits	564	1,066
Depreciation	611	625
Other real estate owned valuation	430	498
Tax credits carryforward	951	513
Unrealized loss on securities available for sale	1,341	2,324
Unrealized loss on securities held to maturity	517	—
Interest on nonaccrual loans	834	943
Net operating loss carryforward	16,903	24,027
Purchase accounting adjustment	90	82
Accrued bonuses	723	459
Other	50	279
Deferred tax assets	29,213	37,006
Deferred tax liabilities:
Deferred loan fees	510	321
Federal Home Loan Bank stock dividends	4,585	4,585
Mortgage servicing rights	1,976	1,917
FHLB prepayment penalty	1,059	1,332
Postretirement benefits accrual	447	493
Prepaid expenses	215	201
Deferred tax liabilities	8,792	8,849
Net deferred tax asset	$20,421	$28,157

Management had recorded a valuation allowance against the net deferred tax assets as of December 31, 2013 based on consideration of, but not limited to, its cumulative pre-tax losses from 2010 through 2012, the composition of recurring and non-recurring income from operations over the past several years and the magnitude of recent taxable income as compared to net operating loss carryforwards.  At June 30, 2014, the Company had fully reversed $42.8 million of the valuation allowance on its net DTA. The realization of a DTA is assessed and a valuation allowance is recorded if it is “more likely than not” that all or a portion of the DTA will not be realized. “More likely than not” is defined as the DTA being more than 50% likely of being realized. All available evidence, both positive and negative is considered to determine whether, based on the weight of that evidence, a valuation allowance against the net DTA is required. In assessing the need for a valuation allowance, the Company considered all available evidence about the realization of the DTA both positive and negative, that could be objectively verified.

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

United Community’s net operating loss of $48.3 million will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $951,000 of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

Retained earnings at December 31, 2015 included approximately $21.1 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of United Community’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2015 was approximately $7.3 million. At December 31, 2015, Home Savings had approximately $21.2 million deficit in tax earnings and profits. Any distribution from Home Savings to United Community, other than current period earnings, in excess of tax earnings and profits, including any distributions made by Home Savings in direct redemption of stock from United Community, could result in recapture of proportionate amounts of these bad debt reserves and, as a result, recording of the related tax liability.

As of December 31, 2015 and December 31, 2014, United Community had no unrecognized tax benefits or accrued interest and penalties recorded. United Community does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. United Community will record interest and penalties as a component of income tax expense.

United Community and Home Savings are subject to U.S. federal income tax.  Home Savings is subject to tax in Ohio based upon its net worth. United Community and Home Savings also file state income tax returns in Pennsylvania, Indiana and Florida. United Community is no longer subject to examination by taxing authorities for years prior to 2012.

15.	SHAREHOLDERS’ EQUITY

Dividends

United Community’s source of funds for dividends to its shareholders is earnings on its investments and dividends from Home Savings. During the year ended December 31, 2015, United Community paid total cash dividends of $0.07 per common share. While Home Savings’ primary regulator is the FDIC, the FRB has regulations that impose certain restrictions on payments of dividends to United Community as of December 31, 2015.

Home Savings must file an application with, and obtain approval from, the FRB if (i) the proposed distribution would cause total distributions for the calendar year to exceed net income for that year-to-date plus retained net income (as defined) for the preceding two years; (ii) Home Savings would not be at least adequately capitalized following the capital distribution; or (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the FRB or the FDIC, or any condition imposed on Home Savings in an FRB-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the FRB. As of December 31, 2015, Home Savings had no retained earnings that could be distributed based on cumulative dividends and net income over the aforementioned period. Home Savings paid a $15.0 million dividend to United Community during 2015.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, unrealized losses on securities transferred from available for sale to held to maturity, accretion of unrealized losses on securities transferred from available for sale to held to maturity, disproportional tax effects and changes in unrealized gains and losses on the postretirement plan. The change includes reclassification of net gains or (losses) on sales of securities of $142,000, $444,000 and $2.6 million for the years ended December 31, 2015, 2014 and 2013.

The following is a summary of accumulated other comprehensive income (loss) to net income balances:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) on Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
2015	(Dollars in thousands)
Balances at beginning of period, net of tax	$(4,315)	$(17,110)	$—	$916	$511	$(19,998)
Transfer of losses from available for sale to held to maturity	999	—	(999)	—	—	—
Other comprehensive income before reclassifications	916	—	—	120	—	1,036
Accretion of unrealized losses transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	39	—	—	39
Reclassification adjustment for (gains) losses realized in income	(92)	—	—	(205)	—	(297)
Net current period other comprehensive income	1,823	—	(960)	(85)	—	778
Balances at end of period, net of tax	$(2,492)	$(17,110)	$(960)	$831	$511	$(19,220)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
2014	(Dollars in thousands)
Balances at beginning of period	$(40,393)	$(2,972)	$1,829	$(129)	$(41,665)
Income tax	14,138	(14,138)	(640)	640	—
Balances at beginning of period, net of tax	(26,255)	(17,110)	1,189	511	(41,665)
Other comprehensive income (loss) before reclassifications	22,229	—	(130)	—	22,099
Reclassification adjustment for (gains) losses realized in income	(289)	—	(143)	—	(432)
Net current period other comprehensive income	21,940	—	(273)	—	21,667
Balances at end of period, net of tax	$(4,315)	$(17,110)	$916	$511	$(19,998)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
2013	(Dollars in thousands)
Balances at beginning of period	$8,053	$(2,972)	$1,730	$(129)	$6,682
Other comprehensive income (loss) before reclassifications	(45,869)	—	288	—	(45,581)
Reclassification adjustment for (gains) losses realized in income	(2,577)	—	(189)	—	(2,766)
Net current period other comprehensive income	(48,446)	—	99	—	(48,347)
Balances at end of period	$(40,393)	$(2,972)	$1,829	$(129)	$(41,665)

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

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) to net income for the year ended December 31, 2015:

	Amount Reclassified
	From Accumulated
Details About Accumulated Other	Other Comprehensive	Affected Line Item on the Statement Where
Comprehensive Income Components	Income to Net Income	Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(142)	Net gains on securities available for sale
	50	Tax expense (benefit)
	(92)	Net of tax
Amortization of postretirement benefits prior service costs	(315)	Reduction of salaries & employee benefits expense
	110	Tax expense (benefit)
	(205)	Net of tax
Total reclassification during the period	$(297)	Increase to net income

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) to net income for the year ended December 31, 2014:

	Amount Reclassified
	From Accumulated
Details About Accumulated Other	Other Comprehensive	Affected Line Item on the Statement Where
Comprehensive Income Components	Income to Net Income	Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(444)	Net gains on securities available for sale
	155	Tax expense (benefit)
	(289)	Net of tax
Amortization of postretirement benefits prior service costs	(220)	Reduction of salaries & employee benefits expense
	77	Tax expense (benefit)
	(143)	Net of tax
Total reclassification during the period	$(432)	Increase to net income

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the year ended December 31, 2013:

	Amount Reclassified
	From Accumulated
Details About Accumulated Other	Other Comprehensive	Affected Line Item on the Statement Where
Comprehensive Income Components	Income to Net Income	Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(2,577)	Net gains on securities available for sale
	—	Tax expense (benefit)
	(2,577)	Net of tax
Amortization of postretirement benefits prior service costs	(189)	Reduction of salaries & employee benefits expense
	—	Tax expense (benefit)
	(189)	Net of tax
Total reclassification during the period	$(2,766)	Increase to net income

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

16.	REGULATORY CAPITAL MATTERS

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

The Basel III Capital Rules establish a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rules also required unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-out is exercised. In connection with the adoption of the Basel III Capital Rules, United Community and Home Savings elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

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

	December 31, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$240,697	18.72%	$102,879	8.00%	$128,599	10.00%
Tier 1 capital (to risk-weighted assets)	224,486	17.46%	77,159	6.00%	102,879	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	224,486	17.46%	57,869	4.50%	83,589	6.50%
Tier 1 capital (to average assets)**	224,486	11.46%	78,347	4.00%	97,934	5.00%

**Tier 1 Leverage Capital Ratio

	December 31, 2014
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total risk-based capital to risk-weighted assets	$233,974	21.13%	$88,602	8.00%	$110,752	10.00%
Tier 1 capital to risk-weighted assets	220,080	19.87%	*	*	66,451	6.00%
Tier 1 capital to average total assets**	220,080	12.11%	72,674	4.00%	90,843	5.00%

* Ratio was not required under regulations existing at that time

**Tier 1 Leverage Capital Ratio

The components of Home Savings’ regulatory capital are as follows:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Total shareholders' equity	$220,872	$217,372
Add (deduct)
Accumulated other comprehensive income	19,236	20,015
Intangible assets	(12)	(84)
Disallowed deferred tax assets	(15,610)	(17,223)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	224,486	220,080
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	16,211	13,894
Total risk-based capital	$240,697	$233,974

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	December 31, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$261,732	20.35%	$102,886	8.00%	$128,608	10.00%
Tier 1 capital (to risk-weighted assets)	245,503	19.09%	77,165	6.00%	102,886	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	245,503	19.09%	57,874	4.50%	83,595	6.50%
Tier 1 capital (to average assets)**	245,503	12.53%	78,348	4.00%	97,934	5.00%

The components of United Community’s consolidated regulatory capital are as follows:

December 31, 2015
(Dollars in thousands)
Total shareholders' equity	$244,245
Add (deduct)
Accumulated other comprehensive income	19,220
Intangible assets	(12)
Disallowed deferred tax assets	(17,950)
Disallowed capitalized mortgage loan servicing rights	—
Tier 1 Capital	245,503
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	16,229
Total risk-based capital	$261,732

United Community was not subject required regulatory capital ratios prior to January 1, 2015.

Management believes that as of December 31, 2015 and 2014, Home Savings meets all capital adequacy requirements to which they were subject.  As of December 31, 2015 and 2014, Home Savings was considered well capitalized.

17.	BENEFIT PLANS

Postretirement Benefit Plans

In addition to Home Savings’ retirement plans, Home Savings sponsors a defined benefit health care plan that was curtailed in 2000 to provide postretirement medical benefits only for these employees who worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. That plan was curtailed again in 2015, and medical benefits will no longer be provided to plan participants as of December 31, 2016.  The curtailment resulted in a gain of $1.1 million to be recognized in salaries and employee benefits.  The plan is unfunded and, as such, has no assets. Furthermore, the plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding. The life insurance portion of the plan will continue.  The benefit obligation measurement date is December 31. Information about changes in obligations of the benefit plan follows:

	For the Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$1,636	$1,490
Service cost	—	—
Net periodic benefit cost (benefit)	(261)	(163)
Actuarial gain	131	420
Benefits paid	(101)	(111)
Curtailment gain	(1,072)	—
Benefit obligation at end of the year	333	1,636
Funded status of the plan	$(333)	$(1,636)

Amounts recognized in accumulated other comprehensive income, at December 31, 2015 and 2014 consists of the following:

	For the Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Prior service credit	$228	$456
Net actuarial gains	1,050	952
	$1,278	$1,408

The accumulated benefit obligation was $333,000 and $1.6 million at year-end 2015 and 2014, respectively.

Components of net periodic benefit cost/(benefit) are as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Service cost	$—	$—	$—
Interest cost	53	56	53
Expected return on plan assets	—	—	—
Net amortization of prior service cost (benefit)	(228)	(77)	(77)
Amortization of net actuarial gain	(86)	(142)	(112)
Curtailment gain	(1,072)	—	—
Net periodic benefit cost	(1,333)	(163)	(136)
Net (gain) loss	(184)	200	(288)
Prior service credit	—	—	—
Amortization of prior service cost and net actuarial gain	315	220	189
Total recognized in other comprehensive income	131	420	(99)
Total recognized in net periodic benefit cost and other comprehensive income	$(1,202)	$257	$(235)
Assumptions used in the valuations were as follows:
Weighted average discount rate	3.90%	3.40%	3.95%

The estimated net gain and prior service costs for the postretirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $895,000 and $228,000, respectively.

No weighted-average annual assumed rate of increase in the per capita cost of coverage benefits (i.e., health care cost trend rate) was included in the projected benefit obligation because retiree medical benefits are only going to be provided through 2016.

United Community anticipates benefits payable over the next ten years as follows:

(Dollars in thousands)
2016	$119
2017	18
2018	18
2019	17
2020	17
2021-2025	77
Total	$266

401(k) Savings Plan

Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2015, Home Savings’ match was 50% of pretax contributions up to a maximum of 6%. For 2014 and 2013, Home Savings’ match was 25% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the years ended 2015, 2014 and 2013, the expense related to this plan was approximately $465,000, $224,000 and $204,000, respectively.

Stock-based Compensation: Stock Options

On April 30, 2015, shareholders approved the United Community Financial Corp. 2015 Long Term Incentive Compensation Plan (the 2015 Plan). The purpose of the 2015 Plan is to provide a means through which United Community may attract and retain employees and non-employee directors, to provide incentives that align their interest with those of United Community’s shareholders and promote the success of United Community’s business.  All employees and non-employee directors are eligible to participate in the 2015 Plan.  The 2015 Plan provides for the issuance of up to 1,200,000 shares that are to be used for awards of stock options, stock awards, stock units, stock appreciation rights, annual bonus awards and long-term incentive awards.

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

There were 6,618 stock options granted in 2015 and there were 7,124 stock options granted in 2014. The options must be exercised within 10 years from the date of grant.  Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $24,000, $25,000 and $24,000, in stock option expenses for the twelve months ended December 31, 2015, 2014 and 2013, respectively.   The Company expects to recognize additional expense of $8,000 in 2016 and $1,000 in 2017.

A summary of activity in the plans is as follows:

	For the Year Ended December 31,
	2015
	Shares	Weighted average exercise price	Aggregate intrinsic value (Dollars in thousands)
Outstanding at beginning of year	579,905	$2.52
Granted	6,618	5.42
Exercised	(14,200)	1.99
Forfeited	—	—
Outstanding at end of period	572,323	2.56	$1,907
Options exercisable at end of period	558,581	2.51	1,893

Information related to the stock options granted and exercised during each year follows:

	2015	2014	2013
Intrinsic value of options exercised	$48,000	$147,000	$305,000
Cash received from option exercises	28,000	172,000	155,000
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	1.70	1.73	2.44

As of December 31, 2015, there was approximately $9,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years.

The fair value of options granted in 2015, 2014 and 2013 were determined using the following weighted-average assumptions as of the grant date:

	2015	2014	2013
Risk-free interest rate	1.49%	1.74%	0.99%
Expected term (years)	5	5	5
Expected stock volatility	35.95%	85.75%	85.75%
Dividend yield	0.74%	0.80%	—%

Outstanding stock options have a weighted average remaining life of 4.05 years and may be exercised in the range of $1.20 to $5.89.

Stock-based Compensation: Restricted Stock Awards

The 2015 and 2007 Plans permit the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at December 31, 2015 aggregated 260,490, of which, 114,708 will vest in 2016, 84,359 will vest in 2017 and 61,423 will vest in 2018. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $756,000, $482,000 and $328,000 in restricted stock award expenses for the twelve months ended December 31, 2015, 2014 and 2013, respectively. The Company expects to recognize additional expenses of approximately $601,000 in 2016, $288,000 in 2017, and $122,000 in 2018.

A summary of changes in the Company’s nonvested restricted shares for the year is as follows:

	Shares	Weighted average exercise price
Nonvested shares at January 1, 2015	223,624	$3.88
Granted	162,711	5.33
Vested	(117,754)	4.03
Forfeited	(8,091)	4.87
Nonvested shares at December 31, 2015	260,490	4.68

Executive Incentive Plan

The Executive Incentive Plan (“EIP”) provides incentive compensation awards to certain officers of the Company. Executive incentive awards are generally based upon the actual performance of the Company for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the EIP are calculated, they are paid 80% in cash and 20% in restricted stock. The restricted stock will be granted and vest equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $269,000, $286,000 and $98,000 in expense for the restricted stock portion of the EIP and $804,000, 640,000 and $350,000 for the cash portion of the EIP for the twelve months ended December 31, 2015, 2014 and 2013, respectively.   Restricted stock expenses for the EIP are included in the total restricted stock expenses discussed above.  The total average per share fair value of shares vested during the years ended December 31, 2015, 2014 and 2013 was $5.48, $4.73 and $3.74, respectively.

Long-term Incentive Plan

The Long-term Incentive Plan (“LTIP”) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (“PSUs”).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $199,000 and $179,000 in expense for the LTIP for the twelve months ended December 31, 2015 and 2014, respectively.  The Company incurred no expense for the LTIP in 2013 because it was not adopted until 2014.

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

United Community uses the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Available for sale securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing.  Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded, values debt securities without relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

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

Loans held for sale, at fair value:  The Company elected the fair value option for all permanent construction loans held for sale originated after January 1, 2015.  The fair value of permanent construction loans held for sale is determined using the current 60 day forward contract price for 30 year conventional mortgages which is then adjusted by extrapolating this rate to the estimated time period remaining until construction is complete.  The fair value is also adjusted for unobservable market data such as estimated fall out rates and the estimated time from origination to completion of construction (level 3).

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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2015 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$218,650	$—	$218,650	$—
States of the U.S. and policical subdivisions	11,040	—	11,040	—
Mortgage-backed GSE securities: residential	127,980	—	127,980	—
Loans held for sale, at fair value	26,716	—	—	26,716
Interest rate caps	3	—	—	3
Purchased certificate of deposit option	805	—	805	—
Liabilities
Written certificate of deposit option	805	—	805	—

		Fair Value Measurements at December 31, 2014 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$227,957	$—	$227,957	$—
Mortgage-backed GSE securities: residential	271,833	—	271,833	—
Interest rate caps	180	—	—	180
Purchased certificate of deposit option	930	—	930	—
Liabilities
Written certificate of deposit option	930	—	930	—

There were no transfers between level 1 and level 2 during 2015 and 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015 and 2014, in thousands:

Loans held for sale
Twelve Months Ended December 31,
2015
(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	1,519
Included in other comprehensive income	—
Originations	41,026
Amortizations	—
Sales	(15,829)
Balance of recurring Level 3 assets at end of period	$26,716

	Interest Rate Caps
	Twelve Months Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$180	$546
Total gains (losses) for the period
Included in other income	341	152
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(518)	(518)
Sales	—	—
Balance of recurring Level 3 assets at end of period	$3	$180

There were no transfers between Level 2 and Level 3 during 2015 or 2014.

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Loans held for sale	$26,716	Comparable sales	Time Discount	0.00%-1.80%
Interest rate caps	3	Discounted cash flow	Discount Rate	0.49%-1.18%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2014:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Interest rate caps	$180	Discounted cash flow	Discount Rate	0.49%-1.18%

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

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2015 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial loans
Nonresidential	$2,857	$—	$—	$2,857
Land	175	—	—	175
Residential loans
One-to four-family residential	1,493	—	—	1,493
Consumer loans
Home Equity	392	—	—	392
Auto	1	—	—	1
Mortgage servicing rights	604	—	604	—
Other real estate owned, net
Commercial loans
Construction loans	785	—	—	785
Nonresidential loans	175	—	—	175
Residential loans
One-to four-family residential	1,088	—	—	1,088

		Fair Value Measurements at December 31, 2014 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial loans
Multifamily	$2	$—	$—	$2
Nonresidential	2,843	—	—	2,843
Construction	958	—	—	958
Residential loans
One-to four-family residential	765	—	—	765
Consumer loans
Home Equity	236	—	—	236
Auto	24	—	—	24
Mortgage servicing rights	1,138	—	1,138	—
Other real estate owned, net
Commercial loans
Construction loans	1,286	—	—	1,286
Residential loans
One-to four-family residential	640	—	—	640

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.9 million at December 31, 2015, that includes a specific valuation allowance of $548,000. This resulted in an increase of the provision for loan losses of $29,000 during the twelve months ended December 31, 2015. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.8 million at December 31, 2014, that includes a specific valuation allowance of $713,000. This resulted in an increase of the provision for loan losses of $79,000 during the twelve months ended December 31, 2014.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At December 31, 2015, mortgage servicing rights carried at fair value was $604,000, resulting in a net recoveries of $19,000 for the year ended December 31, 2015. At December 31, 2014, mortgage servicing rights carried at fair value was $1.1 million, resulting in a net loss of $58,000 for the year ended December 31, 2014.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At December 31, 2015, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a net carrying amount of $2.0 million, that includes a valuation allowance of $1.2 million. This resulted in additional expenses of $287,000 during the twelve months ended December 31, 2015. At December 31, 2014, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a net carrying amount of $1.9 million, with a valuation allowance of $1.4 million. This resulted in additional expenses of $580,000 million during the twelve months ended December 31, 2014.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
	(Dollars in thousands)
Impaired loans
Commercial loans
Nonresidential	$2,857	Sales comparison approach	Adjustment for differences between comparable sales	9.19%-12.380% (10.79%)
Land	175	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-27.47% (13.74%)
Residential loans
One-to four-family residential	1,493	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Home Equity	392	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Other real estate owned, net
Commercial loans
Construction loans	785	Sales comparison approach	Adjustment for differences between comparable sales	0.00-50.00% (21.71%)
Nonresidential loans	175	Sales comparison approach	Adjustment for differences between comparable sales	40.00-60.00% (50.00%)
Residential loans
One-to four-family residential	1,088	Sales comparison approach	Adjustment for differences between comparable sales	0.00-40.50% (15.51%)

Auto loans were excluded from the table above as their value is considered immaterial.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
	(Dollars in thousands)
Impaired loans
Commercial loans
Nonresidential	$2,843	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-20.00% (10.00%)
Multifamily	2	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-20.00% (10.00%)
Construction loans	958	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-11.80% (3.70%)
Residential loans
One-to four-family residential	765	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-20.00% (10.00%)
Consumer loans
Home Equity	236	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (5.00%)
Auto	24	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (5.00%)
Other real estate owned, net
Commercial loans
Construction loans	1,286	Sales comparison approach	Adjustment for differences between comparable sales	0.00-51.10% (26.83%)
Residential loans
One-to four-family residential	640	Sales comparison approach	Adjustment for differences between comparable sales	0.00-58.10% (22.20%)

The Company has elected the fair value option for loans held for sale as of January 1, 2015.  The Company had no loans held for sale using the fair value option as of December 31, 2014 or 2013.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2015.

As of December 31, 2015, the aggregate fair value, contractual balance and gain or loss was as follows:

December 31, 2015
(Dollars in thousands)
Aggregate fair value	$26,716
Contractual balance	25,197
Gain	1,519

The total amount of gains from changes in fair value including in earnings for the year ended December 31, 2015 was $1.5 million.

The carrying value and estimated fair values of financial instruments at December 31, 2015 and December 31, 2014, were as follows:

		Fair Value Measurements at December 31, 2015 Using:
	December 31,
	2015
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,910	$35,910	$—	$—
Available for sale securities	357,670	—	357,670	—
Held to maturity securities	110,699	—	108,536	1,108
Loans held for sale at lower of cost or market	9,085	—	9,207	—
Loans held for sale at fair value	26,716	—	—	26,716
Loans, net	1,316,192	—	—	1,322,338
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,978	—	2,276	3,702
Interest rate caps	3	—	—	3
Purchased certificate of deposit option	805	—	805	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(980,783)	(980,783)	—	—
Certificates of deposit	(454,960)	—	(459,433)	—
FHLB advances	(278,975)	—	(279,053)	—
Repurchase agreements and other	(535)	—	(548)	—
Advance payments by borrowers for taxes and insurance	(21,174)	(21,174)	—	—
Accrued interest payable	(53)	—	(53)	—
Written certificate of deposit option	(805)	—	(805)	—

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

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third-party investors resulting in a Level 2 classification.

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

19.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below:

	For the Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings	$9,245	$12,190	$13,426
Income taxes	375	130	1,300
Supplemental schedule of noncash activities:
Securities transferred from available for sale to held to maturity, at fair value	103,768	—	—
Transfers from loans to real estate owned	2,264	1,982	1,860
Amortization of preferred stock discount	—	—	6,751
Conversion of preferred stock to common stock	—	—	21,841

20.	DERIVATIVES

Home Savings utilizes interest rate cap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. Home Savings entered into an interest rate cap agreement in October 2011 with an outside counterparty. Home Savings receives proceeds from the counterparty if interest rates exceed the cap rate computed based on the underlying notional amounts. The notional amount of the interest rate caps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate cap agreements. The interest rate caps are carried as freestanding derivatives, considered an economic hedge and classified as an other asset with a carrying value of $3,000 at December 31, 2015 and $180,000 at December 31, 2014 with changes in fair value of approximately $(177,000), $(366,000) and $110,000 during 2015, 2014 and 2013 reported in current earnings through other noninterest income.

Summary information about the interest rate caps not designated hedges as of December 31, 2015 and 2014 is as follows:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Notional amounts	$100,000	$100,000
Weighted average strike rate, based on three-month LIBOR	1.50%	1.50%
Weighted average maturity remaining	0.75 years	1.75 years
Fair value of combined interest rate caps	$3	$180

The following table presents net gains/(losses) recorded in noninterest income relating to instruments not designated as hedges:

	December 31, 2015	December 31, 2014	December 31, 2013
	(Dollars in thousands)
Interest rate caps	$(177)	$(366)	$110

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

Summary information about purchased and written options is as follows:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Notion amount of purchased/written option	$13,468	$8,264
Weighted average maturity	4.8 years	5.4 years
Fair value of purchased/written option	$805	$930

Purchased and written options are mirror derivative instruments and as such the changes in fair value are recorded through noninterest income, and offset each other. These options decreased in value $125,000 in 2015.

The following table reflects the fair value and location in the consolidated statement of financial condition of interest rate caps, along with purchased and written certificates of deposit options:

Included in other assets:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Interest rate caps	$3	$180
Purchased certificate of deposit option	805	930

Included in other liabilities:

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Written certificate of deposit option	$805	$930

Home Savings is subject to counterparty risk. Counterparty risk is the risk to Home Savings that the counterparty will not live up to its contractual obligations. The ability of Home Savings to realize the benefit of the derivative contracts is dependent on the creditworthiness of the counterparty, which Home Savings expects will perform in accordance with the terms of the contracts.

21.	PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31,
	2015	2014
	(Dollars in thousands)
Assets
Cash and deposits with banks	$21,163	$20,764
Federal funds sold and other	—	—
Total cash and cash equivalents	21,163	20,764
Securities:
Available for sale	—	—
Investment in subsidiary-Home Savings	220,873	217,372
Other assets	2,395	2,043
Total assets	$244,431	$240,179
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$186	$44
Total liabilities	186	44
Total shareholders’ equity	244,245	240,135
Total liabilities and shareholders’ equity	$244,431	$240,179

Condensed Statements of Income and Comprehensive Income

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Income
Interest income	$—	$8	$5
Non-interest income	—	331	—
Total income	—	339	5
Expenses
Non-interest expenses	1,017	867	957
Total expenses	1,017	867	957
Loss before income taxes	(1,017)	(528)	(952)
Income tax benefit	(356)	(2,035)	—
Income (loss) before equity in undistributed net earnings of subsidiaries	(661)	1,507	(952)
Earnings distributed by subsidiaries	15,000	—	—
Increase in undistributed earnings of subsidiaries	1,943	48,699	10,979
Net income	$16,282	$50,206	$10,027
Comprehensive income (loss)	$17,060	$71,873	$(38,320)

Condensed Statements of Cash Flows

	Year ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income (loss)	$16,282	$50,206	$10,027
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in undistributed earnings of the subsidiaries	(1,943)	(48,699)	(10,979)
Increase in deferred tax assets	(356)	(1,996)	—
Decrease in other assets	4	—	2,058
Net gains on securities sales	—	(331)	—
Increase (decrease) in other liabilities	86	(535)	45
Net cash from operating activities	14,073	(1,355)	1,151
Cash Flows from Investing Activities
Sales of:
Securities available for sale	—	431	—
Equity investment in Home Savings	—	—	(16,000)
Net cash from investing activities	—	431	(16,000)
Cash Flows from Financing Activities
Issuance of preferred stock	—	—	21,841
Issuance of common stock, net of issuance costs	—	—	20,501
Purchase of treasury stock	(10,333)	(6,389)	—
Dividends paid	(3,369)	(1,001)	—
Proceeds from the exercise of stock options	28	172	155
Net cash from financing activities	(13,674)	(7,218)	42,497
Change in cash and cash equivalents	399	(8,142)	27,648
Cash and cash equivalents, beginning of year	20,764	28,906	1,258
Cash and cash equivalents, end of year	$21,163	$20,764	$28,906

22.	SEGMENT INFORMATION

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

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options. Stock options for 76,317, 74,869 and 364,880 shares were anti-dilutive for the year ended December 31, 2015, 2014 and 2013, respectively.

	Twelve months ended
	December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net income (loss) per consolidated statements of income	$16,282	$50,206	$10,027
Net (income) loss allocated to participating securities	(81)	(209)	(36)
Amortization of discount on preferred stock	—	—	(6,751)
Net income (loss) allocated to common stock	$16,201	$49,997	$3,240
Basic earnings (loss) per common share computation:
Distributed earnings allocated to common stock	$3,350	$1,001	$—
Undistributed earnings (loss) allocated to common stock	12,851	48,996	3,240
Net earnings (loss) allocated to common stock	$16,201	$49,997	$3,240
Weighted average common shares outstanding, including shares considered participating securities	48,320	50,125	44,423
Less: Average participating securities	(242)	(208)	(161)
Weighted average shares	48,078	49,917	44,262
Basic earnings (loss) per common share	$0.34	$1.00	$0.07
Diluted earnings (loss) per common share computation:
Net earnings (loss) allocated to common stock	$16,201	$49,997	$3,240
Weighted average common shares outstanding for basic earnings per common share	48,078	49,917	44,262
Add: Dilutive effects of assumed exercises of stock options	272	251	271
Weighted average shares and dilutive potential common shares	48,350	50,168	44,533
Diluted earnings (loss) per common share	$0.34	$1.00	$0.07

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

24.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized quarterly data for each of the years indicated.

	Unaudited
	First	Second	Third	Fourth
2015:	Quarter	Quarter	Quarter	Quarter		Total
	(Dollars in thousands, except per share data)
Interest income	$16,034	$16,111	$16,654	$16,836		$65,635
Interest expense	2,154	2,260	2,353	2,346		9,113
Net interest income	13,880	13,851	14,301	14,490		56,522
Provision for loan losses	(184)	753	673	893		2,135
Net interest income after provision for loan losses	14,064	13,098	13,628	13,597		54,387
Non-interest income	4,118	5,275	4,873	5,451		19,717
Non-interest expenses	12,681	12,208	12,285	12,755	(1)	49,929
Income before taxes	5,501	6,165	6,216	6,293		24,175
Income tax expense	1,815	2,040	2,073	1,965		7,893
Net income	$3,686	$4,125	$4,143	$4,328		$16,282
Earnings per share:
Basic earnings	$0.07	$0.08	$0.09	$0.09		$0.34
Diluted earnings	0.07	0.08	0.09	0.09		0.34

1.

Non-interest expense was higher for the fourth quarter of 2015 as a result of the Company incurring a $1.3 million prepayment penalty for the repayment of a high-cost repurchase agreement.  Partially offsetting this expense was a decrease in salaries and employee benefits, which was due to organizational restructuring and modification of certain employee benefit plans.

	Unaudited
	First	Second		Third	Fourth
2014:	Quarter	Quarter		Quarter	Quarter	Total
	(Dollars in thousands, except per share data)
Interest income	$15,705	$15,811		$15,736	$15,992	$63,244
Interest expense	3,103	3,070		3,011	2,641	11,825
Net interest income	12,602	12,741		12,725	13,351	51,419
Provision for loan losses	33	(1,614)	(1)	116	194	(1,271)
Net interest income after provision for loan losses	12,569	14,355		12,609	13,157	52,690
Non-interest income	3,224	3,438		4,174	2,905	13,741
Non-interest expenses	13,543	14,226		14,252	13,939	55,960
Income before taxes	2,250	3,567		2,531	2,123	10,471
Income tax expense (benefit)	156	(38,837)	(2)	(369)	(685)	(39,735)
Net income	$2,094	$42,404		$2,900	$2,808	$50,206
Earnings per share:
Basic earnings	$0.04	$0.84		$0.06	$0.06	$1.00
Diluted earnings	0.04	0.84		0.06	0.06	1.00

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

United Community Financial Corp.

Youngstown, Ohio

We have audited the accompanying consolidated statements of financial condition of United Community Financial Corp. (Company) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
Cleveland, Ohio
March 11, 2016

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of United Community’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that United Community maintained effective internal control over financial reporting as of December 31, 2015.

United Community’s independent registered public accounting firm has issued its report on the effectiveness of United Community’s internal control over financial reporting as of December 31, 2015, as stated in their report dated March 11, 2016.

/s/ Gary M. Small	/s/ Timothy W. Esson
Gary M. Small, Chief Executive Officer	Timothy W. Esson, Chief Financial Officer
March 11, 2016	March 11, 2016

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

United Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of United Community’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2015 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Management concluded that disclosure controls and procedures as of December 31, 2015, are effective to ensure that information required to be disclosed in the reports that United Community files or submits under the Exchange Act is accumulated and communicated to management, including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Additionally, there were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, both of which are contained in Item 8 of this Form 10-K and incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to United Community’s directors, nominees for directorship, executive officers, and board committees is provided in, and incorporated by reference from, the proxy statement for the 2016 Annual Meeting of Shareholders of United Community (Proxy Statement) to be filed with the SEC on or about March 18, 2016, under the heading EXECUTIVE OFFICERS and under the captions Nominees for Director, Continuing Directors, and Board Committees following the heading PROPOSAL 1—ELECTION OF DIRECTORS. Information regarding compliance with Section 16(a) of the Securities Act of 1943 is provided in the Proxy Statement under the heading SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE and is incorporated herein by reference. There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.

Item 11.	Executive Compensation

Information relating to director compensation is set forth in the Proxy Statement under the caption Compensation of Non-Employee Directors, following the heading PROPOSAL 1—ELECTION OF DIRECTORS, and information relating to executive compensation is set forth in the Proxy Statement under the headings COMPENSATION DISCUSSION AND ANALYSIS and COMPENSATION OF EXECUTIVE OFFICERS. Such information from the Proxy Statement is incorporated herein by reference.

The sections of the Proxy Statement under the heading COMPENSATION COMMITTEE REPORT and within the Compensation Committee subsection under the caption Board Committees following the heading PROPOSAL 1 – ELECTION OF DIRECTORS is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information contained in the Proxy Statement under the caption Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference.

United Community maintains the United Community Financial Corp. 1999 Long-Term Incentive Plan (1999 Plan) under which it issued equity securities to its directors, officers and employees in exchange for goods or services. The 1999 Plan was approved by United Community’s shareholders at the 1999 Special Meeting of Shareholders.

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provided for the issuance of up to 2,000,000 shares and is to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards.

On April 30, 2015, shareholders approved the United Community Financial Corp. 2015 Long Term Incentive Compensation Plan (the 2015 Plan). The purpose of the 2015 Plan is to provide a means through which United Community may attract and retain employees and non-employee directors, to provide incentives that align their interest with those of United Community’s shareholders and promote the success of United Community’s business.  The 2015 Plan provides for the issuance of up to 1,200,000 shares that are to be used for awards of stock options, stock awards, stock units, stock appreciation rights, annual bonus awards and long-term incentive awards.

Further description of the 1999 Plan, 2007 Plan and 2015 Plan is included in Note 17 to the consolidated financial statements and incorporated herein by reference.

The following table shows, as of December 31, 2015, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, the number of common shares issued under restricted stock grants, the weighted average share price of those grants, and the number of common shares remaining for future issuance under the 2007 Plan, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted stock awards	Weighted- average grant price of restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	558,581	$2.51	260,490	$4.68	1,165,488

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information contained in the Proxy Statement under the captions Board Meetings and Committees, and Compensation of Executive Officers –Related Person Transactions is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information relating to audit fees and pre-approval of services provided by United Community’s principal accountant is contained in the Proxy Statement under the captions Audit Fees and Audit and Non-Audit Pre-Approval Policy following the heading Proposal 3 – Ratification of the Selection of Our Independent Registered Public Accounting Firm is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
a)	Exhibits
(1)	The financial statements filed as part of this Annual Report on Form 10-K are listed below:
1.	Consolidated Statements of Financial Condition as of December 31, 2014 and 2015.
2.	Consolidated Statements of Operations and Comprehensive Income (Loss) for 2013, 2014, and 2015.
3.	Consolidated Statements of Shareholders’ Equity as of December 31, 2012, 2013, 2014, and 2015.
4.	Consolidated Statements of Cash Flows for 2013, 2014, and 2015.
5.	Notes to Consolidated Financial Statements.
6.	Report of Independent Registered Public Accounting Firm, dated March 11, 2016.
7.	Management’s Report on Internal Control over Financial Reporting.
(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)
3.1	Articles of Incorporation
3.2	Amendment to Articles of Incorporation
3.3	Amended Code of Regulations
10	Material Contracts
11	Statement Regarding Computation of Per Share Earnings
21	Subsidiaries of Registrant
23	Crowe Horwath LLP Consent
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
/s/ Gary M. Small
Gary M. Small Chief Executive Officer, Principal Executive Officer and Director
(Duly Authorized Representative)
Date: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard J. Schiraldi	/s/ Gary M. Small
Richard J. Schiraldi	Gary M. Small
Chairman of the Board and Director	Chief Executive Officer, Principal Executive Officer and Director
Date: March 11, 2016	Date: March 11, 2016

/s/ Timothy W. Esson	/s/ Marty E. Adams
Timothy W. Esson	Marty E. Adams
Chief Financial Officer and Principal Financial Officer	Director
Date: March 11, 2016	Date: March 11, 2016

/s/ Zahid Afzal	/s/ Patrick W. Bevack
Zahid Afzal	Patrick W. Bevack
Director	Director
Date: March 11, 2016	Date: March 11, 2016

/s/ Lee Burdman	/s/ Scott N. Crewson
Lee Burdman	Scott N. Crewson
Director	Director
Date: March 11, 2016	Date: March 11, 2016

/s/ Scott D. Hunter	/s/ Ellen Tressel
Scott D. Hunter	Ellen Tressel
Director	Director
Date: March 11, 2016	Date: March 11, 2016

INDEX TO EXHIBITS

Exhibit Number

3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) (Film No. 98565717) with the Securities and Exchange Commission (SEC), Exhibit 3.1

3.2	Amendment to Articles of Incorporation	Incorporated by reference to the Form 8-A filed by United Community on June 5, 1998 (Film No. 98642962) with the SEC, Exhibit 2(b)

3.3	Amended Code of Regulations	Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2

10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 Form 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1

10.2	Consulting Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack dated March 17, 2014	Incorporated by reference to the Form 8-K filed by United Community on March 21, 2014 via Edgar, film number 14709682, Exhibit 10.1

10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Gary M. Small dated March 17, 2014	Incorporated by reference to the Form 8-K filed by United Community on March 21, 2014 via Edgar, film number 14709682, Exhibit 10.2

10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Jude J. Nohra dated April 30, 2010	Incorporated by reference to the Second Quarter Form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.4

10.5	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Matthew T. Garrity dated April 30, 2010	Incorporated by reference to the 2014 Form 10-K filed by United Community on March 13, 2015 via Edgar, film number 15697203, Exhibit 10.5

10.6	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Timothy W. Esson dated September 29, 2011	Incorporated by reference to the 2014 Form 10-K filed by United Community on March 13, 2015 via Edgar, film number 15697203, Exhibit 10.6

10.7	2013 Executive Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on March 28, 2013 via Edgar, film number 13724891, Exhibit 10.1

10.8	Amended and Restated 2014 Executive Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on September 29, 2014 via Edgar, film number 141127272, Exhibit 10.1

10.9	2014 Long Term Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on January 27, 2014 via Edgar, film number 14549383, Exhibit 10.2

10.10	United Community 2015 Long Term Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on May 5, 2015 via Edgar, film number 15833578, Exhibit 10.1

10.11	United Community 2015 Performance Share Units Grant Agreement to the 2015 Long Term Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on June 2, 2015 via Edgar, film number 15904676, Exhibit 10.1

Exhibit Number

10.12	United Community 2015 Annual Incentive Award Grant Agreement to the 2015 Long Term Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on June 2, 2015 via Edgar, film number 15904676, Exhibit 10.2

10.13	United Community 2014 Performance Share Units Grant Agreement to the 2007 Long Term Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on June 2, 2015 via Edgar, film number 15904676, Exhibit 10.3

10.14	United Community 2014 Annual Incentive Award Grant Agreement to the 2007 Long Term Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on June 2, 2015 via Edgar, film number 15904676, Exhibit 10.4

11	Statement Regarding Computation of Per Share Earnings	Incorporated by reference to Note 23 to the Consolidated Financial Statements under Item 8 herein

21	Subsidiaries of Registrant	*

23	Crowe Horwath LLP Consent	*

31.1	Section 302 Certification by Chief Executive Officer	*

31.2	Section 302 Certification by Chief Financial Officer	*

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer	*

101	Interactive Data File	*

*	Filed herewith