Form 10-Q
period 2016-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2016-05-09
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 47,448,240 common shares as of April 30, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$22,191	$20,528
Federal funds sold	18,379	15,382
Total cash and cash equivalents	40,570	35,910
Securities:
Available for sale, at fair value	365,369	357,670
Held to maturity, (fair value of $108,702 and $109,644, respectively)	107,838	110,699
Loans held for sale, at lower of cost or market	3,991	9,085
Loans held for sale, at fair value	32,007	26,716
Loans, net of allowance for loan losses of $16,903 and $17,712	1,359,146	1,316,192
Federal Home Loan Bank stock, at cost	18,068	18,068
Premises and equipment, net	20,594	20,678
Accrued interest receivable	5,783	5,978
Real estate owned and other repossessed assets, net	1,846	2,727
Goodwill and other intangible assets	1,620	—
Core deposit intangible	17	30
Cash surrender value of life insurance	54,731	54,366
Other assets	24,850	29,870
Total assets	$2,036,430	$1,987,989
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Interest bearing	$1,235,783	$1,208,238
Non-interest bearing	230,831	227,505
Total deposits	1,466,614	1,435,743
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	47,170	46,975
Short-term Federal Home Loan Bank advances	244,000	232,000
Total Federal Home Loan Bank advances	291,170	278,975
Repurchase agreements and other	529	535
Total borrowed funds	291,699	279,510
Advance payments by borrowers for taxes and insurance	16,247	21,174
Accrued interest payable	110	53
Accrued expenses and other liabilities	9,956	7,264
Total liabilities	1,784,626	1,743,744
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 47,506,526 and 47,517,644 shares, respectively, outstanding	173,578	174,304
Retained earnings	142,075	140,819
Accumulated other comprehensive income (loss)	(12,938)	(19,220)
Treasury stock, at cost, 6,632,384 and 6,621,266 shares, respectively	(50,911)	(51,658)
Total shareholders’ equity	251,804	244,245
Total liabilities and shareholders’ equity	$2,036,430	$1,987,989

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Interest income
Loans	$13,801	$12,691
Loans held for sale	332	294
Securities available for sale, nontaxable	123	—
Securities available for sale, taxable	1,935	2,861
Securities held to maturity, nontaxable	55	—
Securities held to maturity, taxable	577	—
Federal Home Loan Bank stock dividends	182	182
Other interest earning assets	15	6
Total interest income	17,020	16,034
Interest expense
Deposits	1,612	1,533
Federal Home Loan Bank advances	530	305
Repurchase agreements and other	5	316
Total interest expense	2,147	2,154
Net interest income	14,873	13,880
Provision (recovery) for loan losses	2,155	(184)
Net interest income after provision for loan losses	12,718	14,064
Non-interest income
Non-deposit investment income	300	292
Mortgage servicing fees	698	674
Deposit related fees	1,326	1,065
Mortgage servicing rights valuation	(435)	(161)
Mortgage servicing rights amortization	(468)	(443)
Other service fees	18	17
Net gains (losses):
Securities available for sale (includes $153 and $11, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	153	11
Mortgage banking income	1,382	1,553
Real estate owned and other repossessed assets, net	(13)	(90)
Card fees	881	816
Other income	816	384
Total non-interest income	4,658	4,118
Non-interest expense
Salaries and employee benefits (includes $(278) and $0, respectively, accumulated other comprehensive income reclassifications from prior service credit on postretirement plan).	7,088	7,176
Occupancy	862	918
Equipment and data processing	1,835	1,672
Franchise tax	442	326
Advertising	127	142
Amortization of core deposit intangible	13	14
FDIC insurance premiums	326	326
Other insurance premiums	89	84
Legal and consulting fees	197	217
Other professional fees	70	376
Real estate owned and other repossessed asset expenses	72	141
Other expenses	1,343	1,289
Total non-interest expenses	12,464	12,681
Income before income taxes	4,912	5,501
Income tax expense (includes $151 and $4 income tax expense from reclassification items)	1,592	1,815
Net income	$3,320	$3,686

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Net income	$3,320	$3,686
Other comprehensive income
Unrealized gain on securities, available for sale, net of reclassifications
and tax of $3,460 and $2,094, respectively	6,429	3,890
Accretion of unrealized losses on securities transferred from available
for sale to held to maturity, net of tax of $18 and $0, respectively	34	—
Accretion of unrecognized actuarlial gains and amortization of prior service credit on
postretirement plan, net of tax of $(97) and $0, respectively recognized in net income	(181)	—
Total other comprehensive income	6,282	3,890
Comprehensive income	$9,602	$7,576
Earnings per share
Basic	$0.07	$0.07
Diluted	0.07	0.07

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2016	47,517,644	$174,304	$140,819	$(19,220)	$(51,658)	$244,245
Net income			3,320			3,320
Other comprehensive income				6,282		6,282
Stock option exercises	8,000		(51)		62	11
Stock option expenses		3				3
Restricted stock grants	159,238	(947)	(285)		1,232	—
Restricted stock forfeitures	(1,014)	3	7		(10)	—
Restricted stock expense		215				215
Purchase of James & Sons Insurance	262,705	—	(541)		2,049	1,508
Cash dividend payments ($0.025 per share)			(1,194)			(1,194)
Treasury stock purchases	(440,047)				(2,586)	(2,586)
Balance March 31, 2016	47,506,526	$173,578	$142,075	$(12,938)	$(50,911)	$251,804

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2015	49,239,004	$174,385	$128,512	$(19,998)	$(42,764)	$240,135
Net income			3,686			3,686
Other comprehensive income				3,890		3,890
Stock option exercises	8,000		(54)		70	16
Stock option expenses		6				6
Restricted stock grants	125,026	(664)	(427)		1,091	—
Restricted stock forfeitures	(8,091)	6	14		(52)	(32)
Restricted stock expense		190				190
Cash dividend payments ($0.01 per share)			(493)			(493)
Treasury stock purchases	(54,527)				(294)	(294)
Balance March 31, 2015	49,309,412	$173,923	$131,238	$(16,108)	$(41,949)	$247,104

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$3,320	$3,686
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recovery) for loan losses	2,155	(184)
Mortgage banking income	(579)	(992)
Changes in fair value on loans held for sale	(804)	(561)
Net losses on real estate owned and other repossessed assets sold	13	90
Net gain on available for sale securities sold	(153)	(11)
Net (gain) loss on other assets sold	(2)	—
Amortization of premiums and accretion of discounts	1,848	76
Depreciation and amortization	559	510
Net change in interest receivable	195	555
Net change in interest payable	57	34
Net change in prepaid and other assets	(629)	(987)
Net change in other liabilities	(305)	345
Stock based compensation	218	147
Net principal disbursed on loans originated for sale	(51,429)	(55,885)
Proceeds from sale of loans held for sale	52,104	46,925
Net change in deferred tax assets	1,437	3,765
Cash surrender value of life insurance	(365)	(332)
Net change in interest rate caps	3	54
Net cash from operating activities	7,643	(2,765)
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	8,211	7,477
Proceeds from the principal repayments and maturities of securities held to maturity	2,739	—
Proceeds from the sale of securities available for sale	18,134	5,153
Proceeds from the sale of real estate owned and other repossessed assets	1,171	751
Proceeds from the sale of loans held for investment	1	—
Proceeds from the sale of premises and equipment	2	—
Purchases of premises and equipment	(467)	(290)
Principal disbursed on loans, net of repayments	(36,809)	(19,110)
Loans purchased	(8,681)	(1,304)
Purchase of securities available for sale	(21,496)	—
Net cash received in acquisition	43	—
Net cash from investing activities	(37,152)	(7,323)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	45,534	64,632
Net decrease in certificates of deposit	(14,663)	(5,724)
Net decrease in advance payments by borrowers for taxes and insurance	(4,927)	(5,375)
Net change in short-term FHLB advances	12,000	(34,000)
Repayments of repurchase agreements and other borrowed funds	(6)	(6)
Proceeds from the exercise of stock options	11	16
Dividends paid	(1,194)	(493)
Purchase of treasury stock	(2,586)	(277)
Net cash from financing activities	34,169	18,773
Change in cash and cash equivalents	4,660	8,685
Cash and cash equivalents, beginning of period	35,910	32,980
Cash and cash equivalents, end of period	$40,570	$41,665

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

United Community Financial Corp. (United Community or the Company) was incorporated under Ohio law in February 1998 by The Home Savings and Loan Company of Youngstown, Ohio (Home Savings) in connection with the conversion of Home Savings from an Ohio mutual savings and loan association to an Ohio capital stock savings association (the Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings. Home Savings, a state-chartered savings bank, conducts business from its main office located in Youngstown, Ohio, 31 retail banking offices and loan production centers located throughout Ohio, western Pennsylvania and West Virginia.  On January 29, 2016, United Community acquired Forge Financial Services Inc. d/b/a James & Sons Insurance Company of Youngstown Ohio.  James & Sons Insurance, a subsidiary of United Community, is engaged in the business of selling insurance including auto, commercial, homeowners and life-health insurance.

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

The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2015.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The ASU amends the current consolidation guidance and affects both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance as of January 1, 2016 did not have an impact on the Company’s consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Key provisions include the elimination of “windfall pools” and removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable.  Additionally, the simplification permits entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification of the award.  Entities are now permitted to make accounting policy elections for the impact of forfeitures on the recognition of expense for share-based payment awards.  Lastly, there are two provisions that are only available to companies that are nonpublic business entities, as defined in ASC 718: (i) a practical expedient for determining the expected term of certain share-based awards, which would be adopted prospectively, and (ii) a one-time opportunity to change its measurement basis for all liability-classified awards to intrinsic value upon adoption of the ASU.  The new guidance is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.  For all other entities, it is effective for annual periods beginning after December 17, 2017, and interim periods within annual periods after December 15, 2018.  Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption.  Management has elected not to early-adopt this ASU and is evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

There were no stock options granted in the three months ended March 31, 2016 and there were 2,192 stock options granted in the three months ended March 31, 2015. The options must be exercised within 10 years from the date of grant.  Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $3,000 in stock option expense for the three months ended March 31, 2016.  The Company recognized $6,000 in stock option expense for the three months ended March 31, 2015. The Company expects to recognize additional expense of $5,000 for the remainder of 2016, and $1,000 in 2017.

A summary of activity in the plans is as follows:

	For the three months ended
	March 31, 2016
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	572,323	$2.56
Granted	—	—
Exercised	(8,000)	1.48
Forfeited and expired	(600)	2.10
Outstanding at end of period	563,723	2.58	$1,854
Options exercisable at end of period	551,775	2.53	$1,845

Information related to the stock option plans for the three months ended March 31, 2016 and 2015 follows:

	March 31, 2016	March 31, 2015
Intrinsic value of options exercised	$33,920	$26,400
Cash received from option exercises	11,000	16,000
Tax benefit realized from option exercises	—	—
Weighted average fair value of options granted, per share	$—	$1.93

As of March 31, 2016, the cost of nonvested stock options is expected to be recognized over a weighted-average period of 1.25 years.

The Company did not grant options during the three months ended March 31, 2016.  The fair value of options granted during the three months ended March 31, 2015 was determined using the following weighted-average assumptions as of the grant date:

Three months ended
March 31, 2015
Risk-free interest rate	1.49%
Expected term (years)	5
Expected stock volatility	36.66%
Dividend yield	0.75%

Outstanding stock options at March 31, 2016 have a weighted average remaining life of 3.80 years and may be exercised in the range of $1.20 to $5.89.

Restricted Stock Awards:

The 2007 Plan permitted and the 2015 plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at March 31, 2016 aggregated 370,510, of which 67,103 will vest during the remainder of 2016, 127,316 will vest in 2017, 97,224 will vest in 2018 and 78,867 will vest in 2019. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the fair value of the shares at the grant date. The Company recognized approximately $215,000 and $190,000 in restricted stock award expenses for the three months ended March 31, 2016 and 2015, respectively. The Company expects to recognize additional expenses of approximately $667,000 in 2016, $549,000 in 2017, $383,000 in 2018 and $102,000 in 2019.  The total average per share value of shares vested during the three months ended March 31, 2016 was $5.70.

A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2016 is as follows:

	For the three months ended
	March 31, 2016
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	260,490	$4.68
Granted	159,238	$5.95
Vested	(48,204)	$4.74
Forfeited	(1,014)	$3.59
Nonvested shares at end of period	370,510	$5.22

Executive Incentive Plan

The Executive Incentive Plan (EIP) provides incentive compensation awards to certain officers of the Company. Executive incentive awards are generally based upon the actual performance of the Company and individual participant performance for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the EIP are calculated, they are paid 80% in cash and 20% in restricted stock. The restricted stock vest equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $76,000 in expense for the restricted stock portion of the EIP and $325,000 for the cash portion of the EIP for the three months ended March 31, 2016, respectively.  The Company incurred $68,000 in expense for the restricted stock portion of the EIP and $168,000 for the cash portion of the EIP for the three months ended March 31, 2015, respectively.  Restricted stock expenses for the EIP are included in the total restricted stock expenses discussed above.

Long-term Incentive Plan

The Long-term Incentive Plan (LTIP) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (PSUs).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $96,000 for the LTIP for the three months ended March 31, 2016.  The Company incurred $48,000 in expense for the LTIP for the three months ended March 31, 2015.

4.	SECURITIES

Components of the available for sale portfolio are as follows:

	March 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$208,369	$4,529	$—	$212,898
States of the U.S. and political subdivisions	35,294	463	(17)	35,740
Mortgage-backed GSE securities: residential	115,650	1,081	—	116,731
Total	$359,313	$6,073	$(17)	$365,369

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$221,500	$159	$(3,009)	$218,650
States of the U.S. and political subdivisions	10,848	192	—	11,040
Mortgage-backed GSE securities: residential	129,155	55	(1,230)	127,980
Total	$361,503	$406	$(4,239)	$357,670

Components of held to maturity securities portfolio are as follows:

	March 31, 2016
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$97,467	$606	$—	$98,073
States of the U.S. and political subdivisions	10,371	258	—	10,629
Total	$107,838	$864	$—	$108,702

	December 31, 2015
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$100,322	$—	$(1,203)	$99,119
States of the U.S. and political subdivisions	10,377	148	—	10,525
Total	$110,699	$148	$(1,203)	$109,644

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	March 31, 2016
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	189,869	193,962
Due after ten years	53,794	54,676
Mortgage-backed GSE securities: residential	115,650	116,731
Total	$359,313	$365,369

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	March 31, 2016
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$1,100	$1,107
Due after one year through five years	—	—
Due after five years through ten years	3,270	3,370
Due after ten years	6,001	6,152
Mortgage-backed GSE securities: residential	97,467	98,073
Total	$107,838	$108,702

Securities pledged for public funds were approximately $138.5 million at March 31, 2016 and $107.1 million at December 31, 2015.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows:

March 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$—	$—	$—	$—	$—	$—
States of the U.S. and political subdivisions	8,272	(17)	—	—	8,272	(17)
Mortgage-backed GSE securities: residential	—	—	—	—	—	—
Total temporarily impaired securities	$8,272	$(17)	$—	$—	$8,272	$(17)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$139,876	$(1,654)	$55,055	$(1,355)	$194,931	$(3,009)
Mortgage-backed GSE securities: residential	100,585	(842)	14,278	(388)	114,863	(1,230)
Total temporarily impaired securities	$240,461	$(2,496)	$69,333	$(1,743)	$309,794	$(4,239)

Securities held to maturity that have been in an unrecognized loss position for less than twelve months or twelve months or more are as follows:

	March 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$—	$—	$75,672	$(860)	$75,672	$(860)
States of the U.S. and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$75,672	$(860)	$75,672	$(860)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$22,723	$(289)	$76,396	$(2,390)	$99,119	$(2,679)
States of the U.S. and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$22,723	$(289)	$76,396	$(2,390)	$99,119	$(2,679)

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

All of the U.S. Treasury and government sponsored entities (GSE) securities that were temporarily impaired at March 31, 2016 and December 31, 2015, were impaired due to the level of interest rates at that time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income as of March 31, 2016 and December 31, 2015 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

At March 31, 2016 and December 31, 2015, all of the mortgage-backed securities held by the Company were issued by U.S. government sponsored agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2016 or December 31, 2015. The Company expects to realize all interest and principal on these securities.

At March 31, 2016, all of the obligations of U.S. states and political subdivisions were temporarily impaired due to the level of interest rates at that time.  Unrealized losses on these securities have not been recognized into income as of March 31, 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Proceeds from the sale of available for sale securities were $18.1 million and $5.2 million for the three months ended March 31, 2016 and 2015, respectively.  Gross gains of $153,000 and $11,000 were realized on these sales during the three months ended March 31, 2016 and 2015, respectively. Income tax expense related to net realized gains was $54,000 and $4,000 for the three months ended March 31, 2016 and 2015, respectively.

5.	LOANS

Portfolio loans consist of the following:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Commercial loans
Multifamily	$80,581	$80,170
Nonresidential	184,279	175,456
Land	8,938	9,301
Construction	49,858	38,812
Secured	79,074	63,182
Unsecured	4,182	2,831
Total commercial loans	406,912	369,752
Residential mortgage loans
One-to four-family	741,401	733,685
Construction	38,994	40,898
Total residential mortgage loans	780,395	774,583
Consumer loans
Home equity	158,933	161,338
Auto	13,752	11,348
Marine	2,603	2,699
Recreational vehicle	9,677	10,656
Other	2,358	2,217
Total consumer loans	187,323	188,258
Total loans	1,374,630	1,332,593
Less:
Allowance for loan losses	16,903	17,712
Deferred loan costs, net	(1,419)	(1,311)
Total	15,484	16,401
Loans, net	$1,359,146	$1,316,192

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of March 31, 2016 and December 31, 2015 and activity for the three months ended March 31, 2016 and 2015.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended March 31, 2016
Beginning balance	$8,077	$6,630	$3,005	$17,712
Provision (recovery)	2,724	(594)	25	2,155
Charge-offs	(2,346)	(362)	(479)	(3,187)
Recoveries	66	62	95	223
Ending balance	$8,521	$5,736	$2,646	$16,903
March 31, 2016
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,029	$1,407	$586	$3,022
Loans collectively evaluated for impairment	7,492	4,329	2,060	13,881
Ending balance	$8,521	$5,736	$2,646	$16,903
Period-end balances:
Loans individually evaluated for impairment	$14,180	$18,791	$9,640	$42,611
Loans collectively evaluated for impairment	392,732	761,604	177,683	1,332,019
Ending balance	$406,912	$780,395	$187,323	$1,374,630

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
For the three months ended March 31, 2015
Beginning balance	$5,690	$8,517	$3,480	$17,687
Provision (recovery)	158	(871)	529	(184)
Charge-offs	(15)	(166)	(531)	(712)
Recoveries	112	186	132	430
Ending balance	$5,945	$7,666	$3,610	$17,221
December 31, 2015
Period-end amount allocated to:
Loans individually evaluated for impairment	$568	$1,541	$707	$2,816
Loans collectively evaluated for impairment	7,509	5,089	2,298	14,896
Ending balance	$8,077	$6,630	$3,005	$17,712
Period-end balances:
Loans individually evaluated for impairment	$9,698	$19,348	$10,613	$39,659
Loans collectively evaluated for impairment	360,054	755,235	177,645	1,292,934
Ending balance	$369,752	$774,583	$188,258	$1,332,593

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  As of March 31, 2016, the Company evaluated 15 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

The following table presents loans individually evaluated for impairment by class of loans as of and for three months ended March 31, 2016:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$97	$—	$—	$—	$—	$—
Nonresidential	1,042	212	—	259	1	1
Land	3,922	384	—	384	—	—
Construction	3,593	—	—	—	—	—
Secured	3,860	3,700	—	3,700	—	—
Unsecured	1,124	—	—	—	—	—
Total commercial loans	13,638	4,296	—	4,343	1	1
Residential mortgage loans
One-to four-family	7,875	6,081	—	5,974	20	14
Construction	—	—	—	—	—	—
Total residential mortgage loans	7,875	6,081	—	5,974	20	14
Consumer loans
Home equity	1,951	1,332	—	1,525	3	2
Auto	15	9	—	12	—	—
Marine	546	303	—	287	—	—
Recreational vehicle	534	289	—	184	1	1
Other	3	3	—	3	—	—
Total consumer loans	3,049	1,936	—	2,011	4	3
Total	$24,562	$12,313	$—	$12,328	$25	$18
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	11,348	8,924	936	6,954	109	107
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	1,054	960	93	642	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	12,402	9,884	1,029	7,596	109	107
Residential mortgage loans
One-to four-family	12,710	12,710	1,407	13,096	189	136
Construction	—	—	—	—	—	—
Total residential mortgage loans	12,710	12,710	1,407	13,096	189	136
Consumer loans
Home equity	6,857	6,857	497	7,047	110	90
Auto	—	—	—	—	—	—
Marine	159	159	3	161	2	2
Recreational vehicle	688	688	86	905	7	7
Other	—	—	—	4	—	—
Total consumer loans	7,704	7,704	586	8,117	119	99
Total	32,816	30,298	3,022	28,809	417	342
Total impaired loans	$57,378	$42,611	$3,022	$41,137	$442	$360

The following tables present loans individually evaluated for impairment by class of loans as of and for three months ended March 31, 2015:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$197	$85	$—	$86	$—	$—
Nonresidential	4,258	2,450	—	3,880	1	1
Land	3,958	532	—	532	—	—
Construction	1,126	188	—	439	—	—
Secured	3,898	3,700	—	3,704	—	—
Unsecured	1,489	—	—	—	—	—
Total commercial loans	14,926	6,955	—	8,641	1	1
Residential mortgage loans
One-to four-family	6,134	4,649	—	5,341	18	10
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,134	4,649	—	5,341	18	10
Consumer loans
Home equity	2,294	1,679	—	1,739	9	6
Auto	40	32	—	61	—	—
Marine	519	293	—	189	2	2
Recreational vehicle	97	69	—	181	1	1
Other	—	—	—	3	—	—
Total consumer loans	2,950	2,073	—	2,173	12	9
Total	$24,010	$13,677	$—	$16,155	$31	$20
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$21	$—	$—
Nonresidential	6,550	6,367	586	3,644	37	37
Land	—	—	—	—	—	—
Construction	2,815	863	93	1,338	—	—
Secured	324	324	3	324	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	9,689	7,554	682	5,327	37	37
Residential mortgage loans
One-to four-family	14,595	14,595	1,707	14,630	228	138
Construction	—	—	—	—	—	—
Total residential mortgage loans	14,595	14,595	1,707	14,630	228	138
Consumer loans
Home equity	9,256	9,256	687	9,662	169	114
Auto	5	5	—	7	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	716	716	117	737	13	6
Other	—	—	—	—	—	—
Total consumer loans	9,977	9,977	804	10,406	182	120
Total	34,261	32,126	3,193	30,363	447	295
Total impaired loans	$58,271	$45,803	$3,193	$46,518	$478	$315

The following table present loans individually evaluated for impairment by class of loans as of December 31, 2015:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$165	$—	$—
Nonresidential	1,215	306	—
Land	3,922	384	—
Construction	3,593	—	—
Secured	3,884	3,700	—
Unsecured	1,132	—	—
Total commercial loans	13,911	4,390	—
Residential mortgage loans
One-to four-family	7,607	5,866	—
Construction	—	—	—
Total residential mortgage loans	7,607	5,866	—
Consumer loans
Home equity	2,245	1,718	—
Auto	20	14	—
Marine	496	271	—
Recreational vehicle	121	78	—
Other	3	3	—
Total consumer loans	2,885	2,084	—
Total	$24,403	$12,340	$—
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	5,164	4,984	565
Land	—	—	—
Construction	—	—	—
Secured	324	324	3
Unsecured	—	—	—
Total commercial loans	5,488	5,308	568
Residential mortgage loans
One-to four-family	13,482	13,482	1,541
Construction	—	—	—
Total residential mortgage loans	13,482	13,482	1,541
Consumer loans
Home equity	7,236	7,236	522
Auto	—	—	—
Marine	163	163	3
Recreational vehicle	1,122	1,122	181
Other	8	8	1
Total consumer loans	8,529	8,529	707
Total	27,499	27,319	2,816
Total impaired loans	$51,902	$39,659	$2,816

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any chargeoffs or partial chargeoffs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

Within secured and nonresidential impaired loans, there are two related credits with a total principal balance outstanding of $7.0 million.  The source of repayment for the loan resides in funds held in escrow by a court that has administered foreclosure and receivership proceedings surrounding the loan.  The loan has been subject to protracted litigation and a reserve of $546,000 was placed on one of the loans during 2015.

Home Savings reclassifies a collateralized mortgage loan and consumer loans secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at March 31, 2016 and December 31, 2015, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	March 31, 2016		December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$2,690	$2,360	$1,294	$1,162
Consumer loans in process of foreclosure	1,036	799	845	643

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of March 31, 2016:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of March 31, 2016

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	7,557	—
Land	384	—
Construction	—	—
Secured	4,652	—
Unsecured	—	—
Total commercial loans	12,593	—
Residential mortgage loans
One-to four-family	5,312	—
Construction	—	—
Total residential mortgage loans	5,312	—
Consumer Loans
Home equity	1,635	—
Auto	28	—
Marine	249	—
Recreational vehicle	285	—
Other	3	—
Total consumer loans	2,200	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$20,105	$—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2015:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2015

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	3,599	—
Land	384	—
Construction	—	—
Secured	4,016	—
Unsecured	—	—
Total commercial loans	7,999	—
Residential mortgage loans
One-to four-family	6,181	—
Construction	—	—
Total residential mortgage loans	6,181	—
Consumer Loans
Home equity	1,804	—
Auto	23	—
Marine	218	—
Recreational vehicle	511	—
Other	11	—
Total consumer loans	2,567	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$16,747	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of March 31, 2016:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$80,581	$80,581
Nonresidential	29	9	3,504	3,542	180,737	184,279
Land	—	—	384	384	8,554	8,938
Construction	—	—	—	—	49,858	49,858
Secured	—	—	4,652	4,652	74,422	79,074
Unsecured	—	—	—	—	4,182	4,182
Total commercial loans	29	9	8,540	8,578	398,334	406,912
Residential mortgage loans
One-to four-family	2,346	1,449	5,069	8,864	732,537	741,401
Construction	—	—	—	—	38,994	38,994
Total residential mortgage loans	2,346	1,449	5,069	8,864	771,531	780,395
Consumer Loans:
Home equity	511	380	1,631	2,522	156,411	158,933
Automobile	3	—	26	29	13,723	13,752
Marine	163	—	109	272	2,331	2,603
Recreational vehicle	115	5	285	405	9,272	9,677
Other	3	4	3	10	2,348	2,358
Total consumer loans	795	389	2,054	3,238	184,085	187,323
Total loans	$3,170	$1,847	$15,663	$20,680	$1,353,950	$1,374,630

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2015:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$80,170	$80,170
Nonresidential	—	—	3,558	3,558	171,898	175,456
Land	—	—	384	384	8,917	9,301
Construction	—	—	—	—	38,812	38,812
Secured	488	—	4,016	4,504	58,678	63,182
Unsecured	—	—	—	—	2,831	2,831
Total commercial loans	488	—	7,958	8,446	361,306	369,752
Residential mortgage loans
One-to four-family	3,843	635	5,901	10,379	723,306	733,685
Construction	—	—	—	—	40,898	40,898
Total residential mortgage loans	3,843	635	5,901	10,379	764,204	774,583
Consumer Loans:
Home equity	961	268	1,788	3,017	158,321	161,338
Automobile	5	—	10	15	11,333	11,348
Marine	—	51	117	168	2,531	2,699
Recreational vehicle	71	—	494	565	10,091	10,656
Other	15	1	11	27	2,190	2,217
Total consumer loans	1,052	320	2,420	3,792	184,466	188,258
Total loans	$5,383	$955	$16,279	$22,617	$1,309,976	$1,332,593

As of March 31, 2016 and December 31, 2015, the Company has a recorded investment in troubled debt restructurings of $25.5 million and $26.3 million, respectively.  The Company has allocated $2.0 million and $2.3 million of specific allowance for those loans at March 31, 2016 and December 31, 2015, respectively.  The Company has committed to lend additional amounts totaling up to $23,000 and $42,000 at March 31, 2016 and December 31, 2015, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2016:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	1	88	88
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1	88	88
Residential mortgage loans
One-to four-family	2	219	237
Construction	—	—	—
Total residential mortgage loans	2	219	237
Consumer loans
Home equity	1	20	20
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	1	20	20
Total restructured loans	4	$327	$345

The troubled debt restructurings described above increased the allowance for loan losses by $5,000 and resulted in $30,000 in charge-offs during the three months ended March 31, 2016.

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

The troubled debt restructurings described above increased the allowance for loan losses by $58,000, and resulted in no chargeoffs during the three months ended March 31, 2015.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended March 31, 2016:

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	2	25
Construction	—	—
Total residential mortgage loans	2	25
Consumer loans
Home equity	—	—
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	—	—
Total restructured loans	2	$25

The troubled debt restructurings that subsequently defaulted described above resulted in $3,000 in charge-offs during the three months ended March 31, 2016, and had no effect on the provision for loan losses.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended March 31, 2015:

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

As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

March 31, 2016

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$76,001	$3,685	$895	$—	$—	$895	$80,581
Nonresidential	164,085	2,416	17,778	—	—	17,778	184,279
Land	8,554	—	384	—	—	384	8,938
Construction	49,858	—	—	—	—	—	49,858
Secured	68,611	22	10,441	—	—	10,441	79,074
Unsecured	4,081	—	101	—	—	101	4,182
Total commercial loans	371,190	6,123	29,599	—	—	29,599	406,912
Residential mortgage loans
One-to four-family	735,464	107	5,830	—	—	5,830	741,401
Construction	38,994	—	—	—	—	—	38,994
Total residential mortgage loans	774,458	107	5,830	—	—	5,830	780,395
Consumer Loans
Home equity	157,121	—	1,812	—	—	1,812	158,933
Auto	13,719	2	31	—	—	31	13,752
Marine	2,300	—	303	—	—	303	2,603
Recreational vehicle	9,385	—	292	—	—	292	9,677
Other	2,355	—	3	—	—	3	2,358
Total consumer loans	184,880	2	2,441	—	—	2,441	187,323
Total loans	$1,330,528	$6,232	$37,870	$—	$—	$37,870	$1,374,630

Loans

December 31, 2015

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$75,535	$3,727	$908	$—	$—	$908	$80,170
Nonresidential	151,415	4,121	19,920	—	—	19,920	175,456
Land	8,917	—	384	—	—	384	9,301
Construction	38,812	—	—	—	—	—	38,812
Secured	53,801	3,037	6,344	—	—	6,344	63,182
Unsecured	2,728	—	103	—	—	103	2,831
Total commercial loans	331,208	10,885	27,659	—	—	27,659	369,752
Residential mortgage loans
One-to four-family	726,922	111	6,652	—	—	6,652	733,685
Construction	40,898	—	—	—	—	—	40,898
Total residential mortgage loans	767,820	111	6,652	—	—	6,652	774,583
Consumer Loans
Home equity	159,371	—	1,967	—	—	1,967	161,338
Auto	11,304	2	42	—	—	42	11,348
Marine	2,428	—	271	—	—	271	2,699
Recreational vehicle	10,157	—	499	—	—	499	10,656
Other	2,206	—	11	—	—	11	2,217
Total consumer loans	185,466	2	2,790	—	—	2,790	188,258
Total loans	$1,284,494	$10,998	$37,101	$—	$—	$37,101	$1,332,593

6.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion as of March 31, 2016 and December 31, 2015. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$896,553	$878,300
FNMA	228,074	233,026

Customer escrow balances with loans serviced for FHLMC and FNMA totaled $12.0 and $13.2 million at March 31, 2016 and December 31, 2015, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$5,686	$5,535
Originations	509	451
Amortized to expense	(468)	(443)
Balance, end of period	5,727	5,543
Less valuation allowance	(474)	(219)
Net balance	$5,253	$5,324

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$(39)	$(58)
Impairment charges	(435)	(161)
Recoveries	—	—
Balance, end of period	$(474)	$(219)

The fair value of mortgage servicing rights as of March 31, 2016, was approximately $8.0 million and at December 31, 2015, the fair value was approximately $9.1 million.

Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2016, and December 31, 2015, were as follows:

	March 31, 2016	December 31, 2015
Weighted average prepayment rate	252 PSA	192 PSA
Weighted average life (in years)	3.43	3.47
Weighted average discount rate	9.00%	9.00%

7.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Real estate owned and other repossessed assets	$2,970	$3,956
Valuation allowance	(1,124)	(1,229)
End of period	$1,846	$2,727

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(Dollars in thousands)
Beginning of period	$1,229	$1,423
Additions charged to expense	1	80
Reductions due to sales	(106)	(259)
End of period	$1,124	$1,244

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(Dollars in thousands)
Net (gain) loss on sales	$12	$10
Provision for unrealized losses, net	1	80
Operating expenses, net of rental income	72	141
Total expenses	$85	$231

8.	FAIR VALUE MEASUREMENT

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

Loans held for sale, at fair value:  The Company elected the fair value option for all permanent construction loans held for sale originated on or after January 1, 2015. The fair value of the Company’s construction perm loans held for sale was determined based on quoted prices for similar loans in active markets.  The fair value of permanent construction loans held for sale is determined, based on the committed loan amount, using quoted prices for similar assets, adjusted for specific attributes of that loan and other unobservable market data, such as time it takes to complete the project (Level 3).  The Company elected the fair value option for all residential mortgage loans held for sale originated on or after March 1, 2016. The fair value of the Company’s residential mortgage loans held for sale was determined based on quoted prices for similar loans in active markets (Level 2).

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

		Fair Value Measurements at March 31, 2016 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$212,898	$—	$212,898	$—
States of the U.S. and political subdivisions	35,740	—	35,740
Mortgage-backed GSE securities: residential	116,731	—	116,731	—
Loans held for sale, at fair value	32,007	—	5,247	26,760
Interest rate caps	—	—	—	—
Purchased certificate of deposit option	913	—	913	—
Liabilities
Written certificate of deposit option	913	—	913	—

		Fair Value Measurements at December 31, 2015 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$218,650	$—	$218,650	$—
States of the U.S. and political subdivisions	11,040	—	11,040
Mortgage-backed GSE securities: residential	127,980	—	127,980	—
Loans held for sale, at fair value	26,716	—	—	26,716
Interest rate caps	3	—	—	3
Purchased certificate of deposit option	805	—	805	—
Liabilities
Written certificate of deposit option	805	—	805	—

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2016 and 2015.

	Loans Held for Sale, At Fair Value
	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$26,716	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	669	561
Included in other comprehensive income	—	—
Originations/Draws on construction perm loans	16,687	1,047
Amortization	—	—
Sales	(17,312)	—
Balance of recurring Level 3 assets at end of period	$26,760	$1,608

	Interest Rate Caps
	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$3	$180
Total gains (losses) for the period
Included in other income	127	75
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(130)	(129)
Sales	—	—
Balance of recurring Level 3 assets at end of period	$—	$126

There were no transfers between Level 2 and Level 3 during 2016 or 2015.

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2016:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$26,760	Comparable sales	Time discount	0.00-1.80%
Interest rate caps	—	Discounted cash flow	Discount rate	0.49-1.18%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2015:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$26,716	Comparable sales	Time discount	0.00-1.80%
Interest rate caps	3	Discounted cash flow	Discount rate	0.49-1.18%

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

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2016 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Nonresidential	$6,458	$—	$—	$6,458
Secured	546	—	—	546
Residential loans
One-to four-family residential	867	—	—	867
Consumer loans
Home Equity	3	—	—	3
Auto	4	—	—	4
Marine	163	—	—	163
Recreational vehicle	213	—	—	213
Mortgage servicing rights	2,704	—	2,704	—
Other real estate owned, net
Commercial loans
Construction loans	785	—	—	785
Nonresidential loans	175	—	—	175
Residential loans
One-to four-family residential	344	—	—	344

		Fair Value Measurements at December 31, 2015 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
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

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $8.3 million at March 31, 2016, that includes a specific valuation allowance of $1.0 million. This resulted in an increase of the provision for loan losses of $3.0 million during the three months ended March 31, 2016.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.5 million at March 31, 2015, which includes a specific valuation allowance of $678,000. This resulted in a decrease in the provision for loan losses of $35,000 for the three months ended March 31, 2015.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.9 million at December 31, 2015, that includes a specific valuation allowance of $548,000.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At March 31, 2016, mortgage servicing rights carried at fair value were $2.7 million, resulting in a net valuation allowance of $474,000 at March 31, 2016.  At March 31, 2015, mortgage servicing rights, carried at fair value totaled $1.5 million, resulting in a net valuation allowance of $219,000.  At December 31, 2015, mortgage servicing rights carried at fair value were $604,000.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  Net impairment (recovery) reflected in other income totaled $435,000 for the three months ended March 31, 2016.  Net impairment reflected in other income totaled $161,000 for the three months ended March 31, 2015.  The value reflects the characteristics of the underlying loans.

At March 31, 2016, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $1.3 million, with a valuation allowance of $1.1 million. This resulted in additional expenses of $1,000 during the three months ended March 31, 2016.  At March 31, 2015, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $2.9 million with a valuation allowance of $1.2 million. This resulted in additional expenses of $80,000 during the three months ended March 31, 2015. At December 31, 2015, other real estate owned had a net carrying amount of $2.0 million, with a valuation allowance of $1.2 million.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Nonresidential	$6,458	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-35.00% (14.14%)
Secured	546	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-27.47% (13.74%)
Residential loans
One-to four-family residential	867	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Home Equity	3	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Auto	4	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (10.00%)
Marine	163	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-37.00% (37.00%)
Recreational vehicle	213	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-37.00% (37.00%)
Other real estate owned, net
Commercial loans
Construction loans	785	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-50.00% (21.71%)
Nonresidential loans	175	Sales comparison approach	Adjustment for differences between comparable sales	40.00%-60.00% (50.00%)
Residential loans
One-to four-family residential	344	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-40.50% (15.51%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Nonresidential	$2,857	Sales comparison approach	Adjustment for differences between comparable sales	9.19%-12.38% (10.79%)
Land	175	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-27.47% (13.74%)
Residential loans
One-to four-family residential	1,493	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Home Equity	392	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Other real estate owned:
Commercial loans
Construction loans	785	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-50.00% (21.71%)
Nonresidential loans	175	Sales comparison approach	Adjustment for differences between comparable sales	40.00%-60.00% (50.00%)
Residential loans
One-to four-family residential	1,088	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-40.50% (15.51%)

Auto loans were excluded from the table above as their value is considered immaterial.

The Company has elected the fair value option for newly originated residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of March 31, 2016.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Aggregate fair value	$32,007	$26,716
Contractual balance	29,684	25,197
Gain (loss)	2,323	1,519

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2016 for loans held for sale, at fair value were:

	For the Three Months Ended
	March 31, 2016	March 31, 2015
	(Dollars in thousands)
Interest income	$—	$—
Interest expense	—	—
Change in fair value	803	561
Total change in fair value	$803	$561

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at March 31, 2016 and December 31, 2015, were as follows:

		Fair Value Measurements at March 31, 2016 Using:
	March 31,
	2016
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$40,570	$40,570	$—	$—
Available for sale securities	365,369	—	365,369	—
Held to maturity securities	107,838	—	107,595	1,107
Loans held for sale	3,991	—	4,079	—
Loans held for sale, at fair value	32,007	—	5,247	26,760
Loans, net	1,359,146	—	—	1,365,391
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,783	—	2,095	3,688
Interest rate caps	—	—	—	—
Purchased certificate of deposit option	913	—	913	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,026,318)	(1,026,318)	—	—
Certificates of deposit	(440,296)	—	(444,173)	—
FHLB advances	(291,170)	—	(291,070)	—
Repurchase agreements and other	(529)	—	(540)	—
Advance payments by borrowers for taxes and insurance	(16,247)	(16,247)	—	—
Accrued interest payable	(110)	—	(110)	—
Written certificate of deposit option	(913)	—	(913)	—

		Fair Value Measurements at December 31, 2015 Using:
	December 31,
	2015
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,910	$35,910	$—	$—
Available for sale securities	357,670	—	357,670	—
Held to maturity securities	110,699	—	108,536	1,108
Loans held for sale	9,085	—	9,207	—
Loans held for sale, at fair value	26,716	—	—	26,716
Loans, net	1,316,192	—	—	1,322,338
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,978	—	2,276	3,702
Interest rate caps	3	—	—	3
Purchased certificate of deposit option	805	—	805	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(980,783)	(980,783)	—	—
Certificates of deposit	(454,960)	—	(459,433)	—
FHLB advances	(278,975)	—	(279,053)	—
Repurchase agreements and other	(535)	—	(548)	—
Advance payments by borrowers for taxes and insurance	(21,174)	(21,174)	—	—
Accrued interest payable	(53)	—	(53)	—
Written certificate of deposit option	(805)	—	(805)	—

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

9.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$2,090	$2,120
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	303	493

10.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. Stock options for 71,891 shares were anti-dilutive for the three months ended March 31, 2016 and stock options for 74,083 shares were anti-dilutive for the three months ended March 31, 2015.

	For the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$3,320	$3,686
Net income allocated to participating securities	(22)	(21)
Net income allocated to common stock	$3,298	$3,665

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$1,188	$493
Undistributed earnings allocated to common stock	2,110	3,172
Net income allocated to common stock	$3,298	$3,665
Weighted average common shares outstanding, including shares considered participating securities	47,587	49,291
Less: Average participating securities	(315)	(269)
Weighted average shares	47,272	49,022
Basic earnings per common share	$0.07	$0.07

Diluted earnings per common share computation:
Net income allocated to common stock	$3,298	$3,665
Weighted average common shares outstanding for basic earnings per common share	47,272	49,022
Add: Dilutive effects of assumed exercises of stock options	279	273
Weighted average shares and dilutive potential common shares	47,551	49,295
Diluted earnings per common share	$0.07	$0.07

11.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, disproportional tax effects and changes in unrealized gains and losses on the postretirement liability. The change includes reclassification of net gains or (losses) and impairment charges on sales of securities of $153,000 and $11,000 for the three months ended March 31, 2016 and 2015, respectively.  Reclassifications also include amortization of unrealized gains on postretirement plan and accretion of unrealized loss on held to maturity securities.

Other comprehensive income (loss) components and related tax effects for the three-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
March 31, 2016	(Dollars in thousands)
Balances at beginning of period, net of tax	$(2,492)	$(17,110)	$(960)	$831	$511	$(19,220)
Other comprehensive income before reclassifications	6,528	—	—	—	—	6,528
Amortization of unrealized gains of postretirement plan recognized in other comprehensive income	—	—	—	(181)	—	(181)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	34	—	—	34
Reclassification adjustment for gains realized in income	(99)	—	—	—	—	(99)
Net current period other comprehensive income	6,429	—	34	(181)	—	6,282
Balances at end of period, net of tax	$3,937	$(17,110)	$(926)	$650	$511	$(12,938)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
March 31, 2015	(Dollars in thousands)
Balances at beginning of period, net of tax	$(4,315)	$(17,110)	$916	$511	$(19,998)
Other comprehensive income before reclassifications	3,897	—	—	—	3,897
Reclassification adjustment for gains realized in income	(7)	—	—	—	(7)
Net current period other comprehensive income	3,890	—	—	—	3,890
Balances at end of period, net of tax	$(425)	$(17,110)	$916	$511	$(16,108)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2016:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(153)	Net gains on securities available for sale
	54	Tax expense
	(99)	Net of tax
Amortization of postretirement benefits prior service costs	(278)	Reduction in salaries and employee benefits
	97	Tax expense
	(181)	Net of tax
Total reclassification during the period	$(280)	Increase to net income

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2015:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(11)	Net gains on securities available for sale
	4	Tax expense
Total reclassification during the period	$(7)	Net of tax, increase to net income

12.	REGULATORY CAPITAL REQUIREMENTS

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

The Basel III Capital Rules establish a common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), a minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assigns a risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also require unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. In connection with the adoption of the Basel III Capital Rules, United Community and Home Savings elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective. The capital conservation buffer for 2016 is 0.625%.  The final rule also implemented consolidated capital requirements.

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

	March 31, 2016
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$245,669	18.39%	$115,224	8.625%	$133,594	10.00%
Tier 1 capital (to risk-weighted assets)	228,894	17.13%	88,506	6.625%	106,875	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	228,894	17.13%	68,467	5.125%	86,836	6.50%
Tier 1 capital (to average assets)**	228,894	11.53%	79,427	4.000%	99,284	5.00%

	December 31, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$240,697	18.72%	$102,879	8.00%	$128,599	10.00%
Tier 1 capital (to risk-weighted assets)	224,486	17.46%	77,159	6.00%	102,879	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	224,486	17.46%	57,869	4.50%	83,589	6.50%
Tier 1 capital (to average assets)**	224,486	11.46%	78,347	4.00%	97,934	5.00%
**	Tier 1 Leverage Capital Ratio

Management believes that as of March 31, 2016 and December 31, 2015, Home Savings meets all capital adequacy requirements to which they were subject.  As of March 31, 2016 and December 31, 2015, Home Savings was considered well capitalized.

The components of Home Savings’ regulatory capital are as follows:

	March 31, 2016	December 31, 2015
Total shareholders' equity	$230,771	$220,872
Add (deduct)
Accumulated other comprehensive income	12,954	19,236
Intangible assets	(10)	(12)
Disallowed deferred tax assets	(14,821)	(15,610)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	228,894	224,486
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	16,775	16,211
Total risk-based capital	$245,669	$240,697

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	March 31, 2016
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$264,236	19.81%	$115,024	8.625%	$133,361	10.00%
Tier 1 capital (to risk-weighted assets)	247,478	18.56%	88,351	6.625%	106,689	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	247,478	18.56%	68,347	5.125%	86,684	6.50%
Tier 1 capital (to average assets)**	247,478	12.46%	79,425	4.000%	99,281	5.00%

	December 31, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$261,732	20.35%	$102,886	8.00%	$128,608	10.00%
Tier 1 capital (to risk-weighted assets)	245,503	19.09%	77,165	6.00%	102,886	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	245,503	19.09%	57,874	4.50%	83,595	6.50%
Tier 1 capital (to average assets)**	245,503	12.53%	78,348	4.00%	97,934	5.00%

The components of United Community’s consolidated regulatory capital are as follows:

	March 31, 2016	December 31, 2015
Total shareholders' equity	$251,804	$244,245
Add (deduct)
Accumulated other comprehensive income	12,938	19,220
Intangible assets	(10)	(12)
Disallowed deferred tax assets	(17,254)	(17,950)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	247,478	245,503
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	16,758	16,229
Total risk-based capital	$264,236	$261,732

13.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$5,916	$6,199
Postretirement benefits	459	564
Depreciation	671	611
Other real estate owned valuation	393	430
Tax credits carryforward	995	951
Unrealized loss on securities available for sale	—	1,341
Unrealized loss on securities held to maturity	499	517
Interest on nonaccrual loans	650	834
Net operating loss carryforward	16,259	16,903
Purchase accounting adjustment	91	90
Accrued bonuses	321	723
Other	106	50
Deferred tax assets	26,360	29,213
Deferred tax liabilities:
Deferred loan fees	581	510
Federal Home Loan Bank stock dividends	4,585	4,585
Mortgage servicing rights	1,839	1,976
FHLB prepayment penalty	990	1,059
Unrealized gains on securities available for sale	2,120	—
Postretirement benefits accrual	350	447
Prepaid expenses	292	215
Deferred tax liabilities	10,757	8,792
Net deferred tax asset	$15,603	$20,421

As of March 31, 2016, the net DTA was $15.6 million, and as of December 31, 2015, the net DTA was $20.4 million.

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

United Community’s net operating loss of $46.5 million at March 31, 2016 will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $995,000 of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

14.	BUSINESS COMBINATION

On January 29, 2016, the Company completed the purchase of Forge Financial Services, Inc. d/b/a James & Sons Insurance Company of Youngstown, Ohio.  James & Sons Insurance is engaged in the business of selling insurance including auto, commercial, homeowners and life-health insurance.  Under the purchase agreement, the Company paid $1.5 million in stock and $360,000 in cash in connection with this acquisition.  There were no acquisition related costs recognized for the three months ended March 31, 2016.  The fair value of the 262,705 common shares issued, as part of the consideration paid for James & Sons Insurance, was determined based on the closing price per share for the 20 consecutive trading days ending five business days prior to January 29, 2016.  Total assets purchased was $2.3 million, including $1.6 million in goodwill and other intangible assets.  The Company is waiting for independent valuations to separate other intangible assets from goodwill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	For the Three Months Ended March 31,
Selected financial ratios and other data: (1)	2016	2015
Performance ratios:
Return on average assets (2)	0.66%	0.80%
Return on average equity (3)	5.33%	5.99%
Interest rate spread (4)	3.09%	3.11%
Net interest margin (5)	3.21%	3.24%
Noninterest expense to average assets	2.49%	2.75%
Efficiency ratio (6)	63.90%	70.07%
Average interest-earning assets to average interest-bearing liabilities	124.75%	124.51%
Capital ratios:
Average equity to average assets	12.45%	13.32%
Equity to assets, end of period	12.36%	13.28%
Tier 1 leverage ratio (Bank only)	11.53%	11.99%
Common equity Tier 1 capital (Bank only)	17.13%	19.23%
Tier 1 risk-based capital ratio (Bank only)	17.13%	19.23%
Total risk-based capital ratio (Bank only)	18.39%	20.48%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	1.48%	1.72%
Nonperforming assets to average assets (8)	1.10%	1.26%
Nonperforming assets to total assets at end of period	1.08%	1.25%
Allowance for loan losses as a percent of loans	1.23%	1.45%
Allowance for loan losses as a percent of nonperforming loans (7)	84.07%	85.69%
Texas ratio (9)	8.17%	8.79%
Total classified assets as a percent of Tier 1 Capital (Bank only)	17.35%	18.62%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	15.41%	15.94%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	16.16%	17.26%
Net chargeoffs as a percent of average loans	0.89%	0.10%
Total 90+ days past due as a percent of net loans	1.15%	1.31%
Per share data:
Basic earnings per common share (10)	$0.07	$0.07
Diluted earnings per common share (10)	0.07	0.07
Book value per common share (11)	5.30	5.01
Tangible book value per common share (12)	5.27	5.01
Cash dividend per common share	0.025	0.01
Dividend payout ratio (13)	35.71%	13.45%

Notes:

1.	Ratios for the three-month periods are annualized where appropriate
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

Material Changes in Financial Condition at March 31, 2016 and December 31, 2015

Total assets increased $48.4 million to $2.0 billion at March 31, 2016, compared to December 31, 2015. Contributing to the change were increases in net loans of $43.0 million, available for sale securities of $7.7 million and loans held for sale at fair value of $5.3 million.

Funds not currently utilized for general corporate purposes are invested in overnight funds. Cash and cash equivalents increased $4.7 million during the first three months of 2016.

The increase in available for sale securities was the result of purchases of approximately $24.5 million, of which $3.0 million hasn’t settled as of March 31, 2016, along with the recognition of unrealized gains of $9.9 million during the three months ended March 31, 2016.  Partially offsetting this activity were maturities, paydowns and amortization of securities totaling $8.7 million and sales of $18.1 million.  The unrealized gain in the available for sale portfolio was $6.1 million at March 31, 2016, compared to an unrealized loss of $3.8 million at December 31, 2015.

Net loans increased $43.0 million during the first three months of 2016. The increase was a combination of growth in commercial real estate and commercial and industrial loans during the period. See Note 5 to the consolidated financial statements for additional information regarding the composition of net loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $16.9 million at March 31, 2016, down from $17.7 million at December 31, 2015. The allowance for loan losses as a percentage of loans was 1.23% at March 31, 2016, compared to 1.33% at December 31, 2015. The allowance for loan losses as a percentage of nonperforming loans was 84.07% at March 31, 2016, compared to 105.76% at December 31, 2015. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. As of March 31, 2016, the Company evaluated 15 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

During the first three months of 2016, the Company recorded a loan loss provision of $2.2 million. This recognition was primarily due to the growth of the loan portfolio, a loss recognized on a commercial real estate loan, partially offset by improvements in qualitative factors.  During the first quarter of 2016, the Company determined that based upon recently received information an impairment charge to a specific loan was required. After a review of one long-held nonresidential commercial real estate loan, the Company concluded that this loan had become impaired because the borrower is unlikely to perform their obligation in accordance with the terms and conditions of the loan.  The Company took a charge of $2.2 million in the first quarter of 2016 to write the loan down to fair value.  In addition, a specific reserve was established to cover probable future costs.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans was $42.6 million at March 31, 2016 as compared to $39.7 million at December 31, 2015.

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

TDR loans aggregated $25.5 million at March 31, 2016 compared to $26.3 million at December 31, 2015.  Of the $25.5 million at March 31, 2016, $22.5 million were performing loans according to their modified terms.  The remaining balance of TDR loans of $3.0 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $20.1 million, or 1.48% of net loans, at March 31, 2016, compared to $16.7 million, or 1.27% of net loans, at December 31, 2015.

Loans held for sale, carried at lower of cost or market, were $3.9 million at March 31, 2016, compared to $9.1 million at December 31, 2015. Loans held for sale, carried at fair value, were $32.0 million at March 31, 2016, compared to $26.7 million at December 31, 2015. The change was primarily attributable to the originations of permanent construction loans during the period.  These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination.  Additionally, in the first quarter of 2016, Home Savings elected the fair value option for all newly originated fixed rate mortgage loans held for sale.  Home Savings continues to sell most of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Real estate owned and other repossessed assets decreased $881,000, or 32.3%, during the three months ended March 31, 2016.  Real estate owned and other repossessed assets are recorded at the fair market value of the property less costs to sell. Appraisals are obtained at least annually on real estate properties that exceed $1.0 million in value. A valuation allowance may be established on any property to properly reflect the asset at fair value.

Goodwill increased $1.6 million during the first three months of 2016, due to the completion of the purchase of James & Sons Insurance Company announced on January 29, 2016.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. Home Savings recognized $365,000 and $331,000, as other non-interest income based on the change in cash value of the policies in the three months ended March 31, 2016 and 2015, respectively.

Other assets decreased $5.0 million, largely due to the change in net deferred tax assets (DTA) during the first three months of 2016.  As of March 31, 2016, the net DTA was $15.6 million, compared to $20.4 million at December 31, 2015.

Total deposits increased $30.9 million to $1.5 billion at March 31, 2016, compared to $1.4 billion at December 31, 2015.  Non-interest bearing accounts increased $3.3 million, or 1.5%.  During the same period, interest-bearing deposits increased 2.3%, or $27.5 million, which can be attributed to Home Savings’ continued efforts in attracting public funds.  As of March 31, 2016, Home Savings had $126.4 million in public funds.  As of December 31, 2015, Home Savings had $91.3 million in public funds.

FHLB advances increased from $279.0 million at December 31, 2015 to $291.2 million at March 31, 2016.  The change was due to an increase in overnight advances.

Advance payments by borrowers for taxes and insurance decreased $4.9 million during the first three months of 2016. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $1.9 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $3.0 million in the same period.

Shareholders’ equity increased $7.6 million to $251.8 million at March 31, 2016, from $244.2 million at December 31, 2015. During the first three months of the year, regular earnings and an increase in other comprehensive income of $6.3 million as a result of changes in the value of available for sale securities contributed to the increase. The Company continued its common share repurchase program, purchasing approximately 440,000 shares having a cost of $2.6 million.  Also affecting the change, the Company issued 262,705 shares for the purchase of James & Sons Insurance.

Book value per common share as of March 31, 2016 was $5.30 as compared to $5.14 per common share as of December 31, 2015. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as mentioned above.

Material Changes in Results of Operations for the Three Months Ended

March 31, 2016 and March 31, 2015

Net Income. United Community recognized net income for the three months ended March 31, 2016, of $3.3 million, or $0.07 per diluted common share compared to net income of $3.7 million for the three months ended March 31, 2015, or $0.07 per diluted share.

The decrease in earnings for the first quarter of 2016, compared to the same quarter last year, was primarily a result of higher provision for loan losses, which was partially offset by higher net interest income due to loan growth and the positive impact of the prepayment of a repurchase agreement.  Also mitigating the decrease in earnings was a $540,000 increase in non-interest income. In addition, the Company recorded a reduction of $217,000 in non-interest expenses.

Net Interest Income. Net interest income was $14.9 million in the first quarter of 2016 up from the $13.9 million recorded in the first quarter of 2015.  Net interest margin was 3.21% for the first quarter of 2016 compared to 3.24% in the first quarter of 2015.

Total interest income increased by $986,000 in the first quarter of 2016 compared to the same period in 2015, to $17.0 million from $16.0 million. The increase is a result of an increase in average net loans and loans held for sale and the interest earned on this higher average balance.  Average net loans increased $179.5 million in the first quarter compared to the same period in 2015 and yields declined 26 basis points to 4.15% for the three months ended March 31, 2016 from 4.41% for the same period in 2015. Average loans held for sale increased $8.7 million in the first quarter compared to the same period in 2015, while yields declined to 3.76% for the three months ended March 31, 2016 from 4.42% for the same period in 2015. Interest income from net loans increased to $13.8 million for the quarter ended March 31, 2016 compared to $12.7 million for the same period in 2015, and income from loans held for sale increased to $332,000 for the quarter ended March 31, 2016 compared to $294,000 for the same period in 2015.  These increases were partially offset by a decline of $171,000 in income on available for sale and held to maturity securities.

Interest expense decreased by $7,000 in the first quarter of 2016 to $2.1 million compared to the same period in 2015. This decrease was due to a six basis point decline in the average cost of interest-bearing liabilities in the first quarter of 2016 primarily due to the prepayment of a repurchase agreement in the fourth quarter of 2015. Interest expense related to interest-bearing deposits was $1.6 million in the first quarter of 2016 compared to $1.5 million in the first quarter of 2015.  Expenses on FHLB advances and securities sold under repurchase agreements and other borrowings were $530,000 and $5,000 respectively in the first quarter of 2016 compared to $305,000 and $316,000 respectively for the same period in 2015.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first quarter of last year. The interest rate spread for the three months ended March 31, 2016 and 2015, was 3.09 % and 3.11%, respectively. The net interest margin decreased three basis points to 3.21% for the three months ended March 31, 2016 compared to 3.24% for the same period in 2015.

	For the Three Months Ended March 31,
	2016 vs. 2015
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(679)	$1,789	$1,110
Loans held for sale	(32)	70	38
Securities:
Available for sale-taxable	1	(927)	(926)
Available for sale-nontaxable	94	95	189
Held to maturity-taxable	288	289	577
Held to maturity-nontaxable	42	41	83
Federal Home Loan Bank stock	—	—	—
Other interest earning assets	10	(1)	9
Total interest earning assets	$(276)	$1,356	$1,080
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$—	$1	$1
Checking accounts	30	6	36
Certificates of deposit	(4)	46	42
Federal Home Loan Bank advances:
Long-term advances	27	4	31
Short-term advances	123	71	194
Repurchase agreements and other	(26)	(285)	(311)
Total interest bearing liabilities	$150	$(157)	(7)
Change in net interest income			$1,087

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $2.2 million in the first quarter of 2016, compared to a recovery of $184,000 in the first quarter of 2015.  The increase in provision expense during the first quarter of 2016 was driven by strong loan growth.  Additionally, the Company recorded a charge of $2.2 million for the three months ended March 31, 2016, related to one long-held nonresidential commercial real estate loan, as discussed above.  For the first quarter of 2016, net chargeoffs to average outstanding loans was 89 basis points on an annualized basis.  This compares to 10 basis points for the same period last year.

Noninterest Income. Noninterest income in the first quarter of 2016 was $4.7 million, as compared to noninterest income for the first quarter of 2015 of $4.1 million. Increased deposit related fees drove the change in noninterest income along with the benefit of insurance related income from James & Sons Insurance now being recognized.

Noninterest Expense. Non-interest expense was $12.5 million for the first quarter of 2016 compared to $12.7 million for the first quarter of 2015, a decrease of $217,000.  Significantly affecting this comparison was a reduction of other professional fees due to a change in supervisory exam fees.

Income Taxes. During the three months ended March 31, 2016, the Company recognized a tax expense of $1.6 million on pre-tax income of $4.9 million, compared to a tax expense of $1.8 million on pre-tax income of $5.5 million for the three months ended March 31, 2015.  The primary reason for the variance was lower pre-tax income and the Company’s investment in non-taxable municipal securities.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At March 31, 2016, approximately $203.2 million of Home Savings’ certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At March 31, 2016, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $506.4 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended March 31, 2016 and 2015. Average balance calculations were based on daily balances.

	For the Three Months Ended March 31,
	2016			2015
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,331,265	$13,801	4.15%	$1,151,729	$12,691	4.41%
Loans held for sale	35,359	332	3.76%	26,633	294	4.42%
Securities:
Available for sale-taxable	337,226	1,935	2.30%	498,777	2,861	2.29%
Available for sale-nontaxable (2)	18,134	189	4.17%	—	—	—%
Held to maturity-taxable	99,043	577	2.33%	—	—	—%
Held to maturity-nontaxable (2)	10,375	83	3.20%	—	—	—%
Federal Home Loan Bank stock	18,068	182	4.03%	18,068	182	4.03%
Other interest earning assets	18,130	15	0.33%	20,362	6	0.12%
Total interest earning assets	1,867,600	17,114	3.67%	1,715,569	16,034	3.74%
Non-interest earning assets	133,988			132,105
Total assets	$2,001,588			$1,847,674
Interest bearing liabilities:
Deposits:
Checking accounts	$481,350	266	0.22%	$469,224	230	0.20%
Savings accounts	283,892	41	0.06%	278,163	40	0.06%
Certificates of deposit	447,459	1,305	1.17%	431,690	1,263	1.17%
Federal Home Loan Bank advances
Long-term advances	47,043	289	2.46%	46,261	258	2.23%
Short-term advances	236,747	241	0.41%	121,978	47	0.15%
Repurchase agreements and other	532	5	3.76%	30,555	316	4.14%
Total interest bearing liabilities	$1,497,023	2,147	0.57%	$1,377,871	2,154	0.63%
Non-interest bearing liabilities
Total interest bearing liabilities	228,308			196,049
Total interest bearing liabilities	27,111			27,596
Total noninterest bearing liabilities	255,419			223,645
Total liabilities	$1,752,442			$1,601,516
Shareholders’ equity	249,146			246,158
Total liabilities and equity	$2,001,588			$1,847,674
Net interest income and interest rate spread		$14,967	3.09%		$13,880	3.11%
Net interest margin			3.21%			3.24%
Average interest earning assets to average interest bearing liabilities			124.75%			124.51%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates.  As noted, for the year ended December 31, 2015, and the quarter ended March 31, 2016, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended March 31, 2016
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.51%	6.00%	(1.19)%	30.00%	$(4,686)	(20.00)%	(7.69)%
300	12.18%	6.00%	(0.53)%	25.00%	(3,448)	(15.00)%	(5.66)%
200	12.67%	7.00%	(0.03)%	20.00%	(2,263)	(10.00)%	(3.71)%
100	12.99%	7.00%	0.29%	15.00%	(1,177)	(5.00)%	(1.93)%
Static	12.70%	9.00%	—%	0.00%	—	—%	—%

Year Ended December 31, 2015
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.91%	6.00%	(1.71)%	30.00%	$(4,740)	(20.00)%	(7.95)%
300	12.59%	6.00%	(1.03)%	25.00%	(3,585)	(15.00)%	(6.01)%
200	13.19%	7.00%	(0.43)%	20.00%	(2,484)	(10.00)%	(4.16)%
100	13.65%	7.00%	0.03%	15.00%	(1,365)	(5.00)%	(2.29)%
Static	13.62%	9.00%	—%	0.00%	—	—%	—%

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

ITEM 4. Controls and Procedures.

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of March 31, 2016. Based on their evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that United Community’s disclosure controls and procedures as of March 31, 2016, were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act (i) was recorded, processed, summarized and reported on a timely basis, including those controls and procedures designed to ensure that such information is accumulated and communicated to management, including United Community’s Chief Executive Officer and Principal Accounting Officer, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2016, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no significant changes in United Community’s risk factors as outlined in United Community’s Annual Report on Form 10-K for the period ended December 31, 2015.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)

On January 29, 2016, the Company completed the purchase of Forge Financial Services, Inc. d/b/a James & Sons Insurance Company of Youngstown, Ohio.  James & Sons Insurance is engaged in the business of selling insurance including auto, commercial, homeowners and life-health insurance.  Under the purchase agreement, the Company issued 262,705 United Community common shares and paid $360,000 for the acquisition of James & Sons Insurance.  The fair value of the 262,705 common shares issued was $1.5 million and was determined based on the closing price per share for the 20 consecutive trading days ending five business days prior to January 29, 2016.  Total assets purchased were $2.3 million, including $1.6 million in goodwill.  The unregistered common shares were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).  The Company relied upon representations made to it by the Seller, Forge Industries, Inc, including that it understood that (i) the shares were not being registered, (ii) the Company was selling the shares to the Seller in reliance upon an exemption under the Securities Act, (iii) the Seller was acquiring the Company’s common shares solely for its own account for investment purposes, and not with a view to the distribution of the shares, (iv) the Seller is a sophisticated investor with knowledge and experience in business and financial matters and that it received, sufficient financial information concerning the Company to evaluate the merits and the risks inherent in holding the Company’s common shares, (vi) it is able to bear the economic risk and lack of liquidity inherent in holding the Company’s common shares and (vii) it is an accredited investor as the term is defined in Rule 501 of the Securities Act.

(b)	Not applicable
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended March 31, 2016:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
January 1 through January 31, 2016 (1)	3,074	$5.36	—	746,789
February 1 through February 29, 2016	298,600	$5.88	298,600	448,189
March 1 through March 31, 2016 (2)	138,373	$5.87	131,941	316,248
Total	440,047	$5.88	430,541	316,248

(1)

In January 2016, United Community purchased 3,074 shares at an average price of $5.36 per share from employees that used shares to pay employment taxes during the period.  The purchase of these shares were not part of United Community’s share repurchase program.

(2)

United Community purchased 6,432 shares at an average price of $6.08 per share from employees that used shares to pay employment taxes during the period.  The purchase of these shares were not part of United Community’s share repurchase program.

(3)

United Community’s stock repurchase program was publically announced on December 29, 2014 in a press release, which can be found in United Community’s Form 8-K filed December 29, 2014.  The repurchase program permitted the purchase of up to 2,500,000 shares.  There is no expiration date or specified purchase price for the plan.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Mine Safety Disclosures

Not applicable

ITEM 5.  Other Information

Not applicable

ITEM 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation, including amendments
3.2	Amended Code of Regulations
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Principal Accounting Officer
32	Certification of Statements by Chief Executive Officer and Principal Accounting Officer
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: May 9, 2016	/S/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: May 9, 2016	/S/ Timothy W. Esson
Timothy W. Esson Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.1

Incorporated by reference to the Form 10-Q filed by United Community on May 7, 2015 with the SEC, film number 15842770, Exhibit 3.1.

Exhibit 3.2

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.