Form 10-Q
period 2016-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2016-08-05
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 46,499,583 common shares as of July 31, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$24,176	$20,528
Federal funds sold	17,011	15,382
Total cash and cash equivalents	41,187	35,910
Securities:
Available for sale, at fair value	367,202	357,670
Held to maturity, (fair value of $109,662 and $109,644, respectively)	107,505	110,699
Loans held for sale, at lower of cost or market	928	9,085
Loans held for sale, at fair value	42,919	26,716
Loans, net of allowance for loan losses of $17,172 and $17,712	1,398,106	1,316,192
Federal Home Loan Bank stock, at cost	18,068	18,068
Premises and equipment, net	20,579	20,678
Accrued interest receivable	6,434	5,978
Real estate owned and other repossessed assets, net	1,616	2,727
Goodwill and other intangible assets	1,554	—
Core deposit intangible	7	30
Cash surrender value of life insurance	55,096	54,366
Other assets	19,341	29,870
Total assets	$2,080,542	$1,987,989
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Interest bearing	$1,219,573	$1,208,238
Non-interest bearing	236,173	227,505
Total deposits	1,455,746	1,435,743
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	47,365	46,975
Short-term Federal Home Loan Bank advances	296,000	232,000
Total Federal Home Loan Bank advances	343,365	278,975
Repurchase agreements and other	523	535
Total borrowed funds	343,888	279,510
Advance payments by borrowers for taxes and insurance	19,599	21,174
Accrued interest payable	99	53
Accrued expenses and other liabilities	7,135	7,264
Total liabilities	1,826,467	1,743,744
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 46,492,527 and 47,517,644 shares, respectively, outstanding	173,744	174,304
Retained earnings	145,844	140,819
Accumulated other comprehensive income (loss)	(8,640)	(19,220)
Treasury stock, at cost, 7,646,383 and 6,621,266 shares, respectively	(56,873)	(51,658)
Total shareholders’ equity	254,075	244,245
Total liabilities and shareholders’ equity	$2,080,542	$1,987,989

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Interest income
Loans	$14,184	$12,890	$27,985	$25,581
Loans held for sale	363	341	695	635
Securities available for sale, nontaxable	290	—	413	—
Securities available for sale, taxable	1,781	2,679	3,716	5,540
Securities held to maturity, nontaxable	62	12	117	12
Securities held to maturity, taxable	524	—	1,101	—
Federal Home Loan Bank stock dividends	180	178	362	360
Other interest earning assets	15	11	30	17
Total interest income	17,399	16,111	34,419	32,145
Interest expense
Deposits	1,496	1,639	3,108	3,172
Federal Home Loan Bank advances	563	302	1,093	607
Repurchase agreements and other	6	319	11	635
Total interest expense	2,065	2,260	4,212	4,414
Net interest income	15,334	13,851	30,207	27,731
Provision for loan losses	395	753	2,550	569
Net interest income after provision for loan losses	14,939	13,098	27,657	27,162
Non-interest income
Insurance agency income	516	—	818	—
Brokerage income	396	248	696	540
Deposit related fees	1,362	1,341	2,688	2,406
Mortgage servicing fees	701	681	1,399	1,355
Mortgage servicing rights valuation	(292)	206	(727)	45
Mortgage servicing rights amortization	(567)	(462)	(1,035)	(905)
Other service fees	47	20	65	37
Net gains (losses):
Securities available for sale (includes $233, $0, $386 and $11, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	233	—	386	11
Mortgage banking income	1,869	2,041	3,251	3,594
Real estate owned and other repossessed assets, net	(63)	(102)	(76)	(192)
Debit/credit card fees	1,120	925	2,001	1,741
Other income	458	377	972	761
Total non-interest income	5,780	5,275	10,438	9,393
Non-interest expense
Salaries and employee benefits (includes $(278), $0, $(556) and $0, respectively, accumulated other comprehensive income reclassifications from prior service credit on postretirement plan).	7,186	6,898	14,274	14,074
Occupancy	855	768	1,717	1,686
Equipment and data processing	1,887	1,719	3,722	3,391
Financial institutions tax	431	326	873	652
Advertising	221	221	348	363
Amortization of core deposit intangible	10	13	23	27
FDIC insurance premiums	287	307	613	633
Other insurance premiums	73	85	162	169
Legal and consulting fees	214	311	411	528
Other professional fees	351	386	421	762
Real estate owned and other repossessed asset expenses	77	18	149	159
Other expenses	1,268	1,156	2,611	2,445
Total non-interest expenses	12,860	12,208	25,324	24,889
Income before income taxes	7,859	6,165	12,771	11,666
Income tax expense (includes $179, $0, $329 and $4 income tax expense from reclassification items)	2,529	2,040	4,121	3,855
Net income	$5,330	$4,125	$8,650	$7,811

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net income	$5,330	$4,125	$8,650	$7,811
Other comprehensive income
Unrealized gain (loss) on securities, available for sale, net of reclassifications and tax of $2,392, $(3,196), $5,852 and $(1,102), respectively	4,442	(5,937)	10,871	(2,047)
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $20, $0, $38 and $0, respectively	37	—	71	—
Accretion of unrecognized actuarial gains and amortization of prior service credit on postretirement plan, net of tax of $(97), $0, $(194) and $0, respectively recognized in net income	(181)	—	(362)	—
Total other comprehensive income	4,298	(5,937)	10,580	(2,047)
Comprehensive income	$9,628	$(1,812)	$19,230	$5,764
Earnings per share
Basic	$0.11	$0.08	$0.18	$0.16
Diluted	0.11	0.08	0.18	0.16

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2016	47,517,644	$174,304	$140,819	$(19,220)	$(51,658)	$244,245
Net income			8,650			8,650
Other comprehensive income				10,580		10,580
Stock option exercises	69,000		(397)		527	130
Stock option expense		6				6
Restricted stock grants	173,904	(1,031)	(313)		1,344	—
Restricted stock forfeitures	(1,014)	3	7		(10)	—
Restricted stock expense		462				462
Purchase of James & Sons Insurance	262,705		(541)		2,049	1,508
Cash dividend payments ($0.05 per share)			(2,381)			(2,381)
Treasury stock purchases	(1,529,712)				(9,125)	(9,125)
Balance June 30, 2016	46,492,527	$173,744	$145,844	$(8,640)	$(56,873)	$254,075

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2015	49,239,004	$174,385	$128,512	$(19,998)	$(42,764)	$240,135
Net income			7,811			7,811
Other comprehensive loss				(2,047)		(2,047)
Stock option exercises	13,000		(87)		113	26
Stock option expense		13				13
Restricted stock grants	130,458	(694)	(444)		1,138	—
Restricted stock forfeitures	(8,091)	6	12		(52)	(34)
Restricted stock expense		366				366
Cash dividend payments ($0.02 per share)			(984)			(984)
Treasury stock purchases	(1,611,217)				(8,824)	(8,824)
Balance June 30, 2015	47,763,154	$174,076	$134,820	$(22,045)	$(50,389)	$236,462

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$8,650	$7,811
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,550	569
Mortgage banking income	(1,602)	(3,179)
Changes in fair value on loans held for sale	(1,649)	(415)
Net losses on real estate owned and other repossessed assets sold	76	192
Net gain on available for sale securities sold	(386)	(11)
Net (gain) loss on other assets sold	(2)	(21)
Amortization of premiums and accretion of discounts	4,234	629
Depreciation and amortization	1,139	1,041
Net change in interest receivable	(456)	(5)
Net change in interest payable	46	42
Net change in prepaid and other assets	(75)	713
Net change in other liabilities	(130)	399
Stock based compensation	468	345
Net principal disbursed on loans originated for sale	(125,930)	(113,776)
Proceeds from sale of loans held for sale	119,974	102,998
Net change in deferred tax assets	3,595	3,724
Cash surrender value of life insurance	(730)	(672)
Net change in interest rate caps	3	155
Net cash from operating activities	9,775	539
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	16,845	16,956
Proceeds from the principal repayments and maturities of securities held to maturity	6,126	—
Proceeds from the sale of securities available for sale	28,530	5,153
Proceeds from the sale of real estate owned and other repossessed assets	1,570	1,520
Proceeds from the sale of loans held for investment	1	—
Proceeds from the sale of premises and equipment	2	154
Purchases of premises and equipment	(1,024)	(721)
Principal disbursed on loans, net of repayments	(69,959)	(73,074)
Loans purchased	(15,693)	(5,045)
Purchase of securities available for sale	(38,843)	—
Purchase of securities held to maturity	(3,200)	(4,777)
Purchase of bank owned life insurance	—	(7,000)
Net cash received in acquisition	107	—
Net cash from investing activities	(75,538)	(66,834)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	44,415	70,000
Net (decrease) increase in certificates of deposit	(24,412)	21,411
Net decrease in advance payments by borrowers for taxes and insurance	(1,575)	(4,819)
Net change in short-term FHLB advances	64,000	5,500
Repayments of repurchase agreements and other borrowed funds	(12)	(12)
Proceeds from the exercise of stock options	130	26
Dividends paid	(2,381)	(984)
Purchase of treasury stock	(9,125)	(8,824)
Net cash from financing activities	71,040	82,298
Change in cash and cash equivalents	5,277	16,003
Cash and cash equivalents, beginning of period	35,910	32,980
Cash and cash equivalents, end of period	$41,187	$48,983

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

The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2015.

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

In June 2016, FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   This ASU adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. For all other public business entities, the guidance is effective for fiscal years and for interim periods with those fiscal years beginning after December 15, 2020. All other entities, including not-for-profit entities and employee benefit plans within the scope of ASC 960 through 965 on plan accounting, will be required to adopt the guidance in ASU 2016-13 for fiscal years beginning after December 15, 2020 and for interim periods within fiscal years beginning after December 15, 2021. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

There were no stock options granted in the three and six months ended June 30, 2016 and there were 2,167 and 4,359 stock options granted in the three and six months ended June 30, 2015, respectively. The options must be exercised within 10 years from the date of grant.  Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $3,000 and $6,000 in stock option expense for the three and six months ended June 30, 2016, respectively.  The Company recognized $6,000 and $13,000 in stock option expense for the three and six months ended June 30, 2015, respectively. The Company expects to recognize additional expense of $3,000 for the remainder of 2016, and $1,000 in 2017.

A summary of activity in the plans is as follows:

	For the six months ended
	June 30, 2016
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	572,323	$2.56
Granted	—	—
Exercised	(69,000)	1.88
Forfeited and expired	(1,200)	2.10
Outstanding at end of period	502,123	2.66	$1,715
Options exercisable at end of period	492,004	2.61	$1,708

Information related to the stock option plans for the six months ended June 30, 2016 and 2015 follows:

	June 30, 2016	June 30, 2015
Intrinsic value of options exercised	$283,310	$43,641
Cash received from option exercises	129,940	25,700
Tax benefit realized from option exercises	—	—
Weighted average fair value of options granted, per share	$—	$1.72

As of June 30, 2016, the cost of nonvested stock options is expected to be recognized over a weighted-average period of 1.0 years.

The Company did not grant options during the three and six months ended June 30, 2016.  The fair value of options granted during the three and six months ended June 30, 2015 was determined using the following weighted-average assumptions as of the grant date:

	Three months ended	Six months ended
	June 30, 2015	June 30, 2015
Risk-free interest rate	1.35%	1.42%
Expected term (years)	5	5
Expected stock volatility	36.17%	36.42%
Dividend yield	0.72%	0.74%

Outstanding stock options at June 30, 2016 have a weighted average remaining life of 3.61 years and may be exercised in the range of $1.20 to $5.89.

Restricted Stock Awards:

The 2007 Plan permitted and the 2015 plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at June 30, 2016 aggregated 338,077, of which 20,004 will vest during the remainder of 2016, 127,316 will vest in 2017, 97,224 will vest in 2018 and 93,533 will vest in 2019. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the fair value of the shares at the grant date. The Company recognized approximately $247,000 and $462,000 in restricted stock award expenses for the three and six months ended June 30, 2016, respectively. The Company recognized approximately $176,000 and $366,000 in restricted stock award expense for the three and six months ended June 30, 2015, respectively.  The Company expects to recognize additional expenses of approximately $463,000 in 2016, $574,000 in 2017, $393,000 in 2018 and $107,000 in 2019.  The total average per share fair value of shares vested during the six months ended June 30, 2016 was $5.80.

A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2016 is as follows:

	For the six months ended
	June 30, 2016
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	260,490	$4.68
Granted	173,904	$5.93
Vested	(95,303)	$4.50
Forfeited	(1,014)	$3.59
Nonvested shares at end of period	338,077	$5.37

Executive Incentive Plan

The Executive Incentive Plan (EIP) provides incentive compensation awards to certain officers of the Company. Executive incentive awards are generally based upon the actual performance of the Company and individual participant performance for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the EIP are calculated, they are paid 80% in cash and 20% in restricted stock. The restricted stock vests equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $93,000 and $170,000 in expense for the restricted stock portion of the EIP for the three and six months ended June 30, 2016, respectively and $293,000 and $618,000 for the cash portion of the EIP for the three and six months ended June 30, 2016, respectively.  The Company incurred $62,000 and $131,000 in expense for the restricted stock portion of the EIP for the three and six months ended June 30, 2015 and $319,000 and $487,000 for the cash portion of the EIP for the three and six months ended June 30, 2015, respectively.  Restricted stock expenses for the EIP are included in the total restricted stock expenses discussed above.

Long-term Incentive Plan

The Long-term Incentive Plan (LTIP) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (PSUs).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $97,000 and $193,000 for the LTIP for the three and six months ended June 30, 2016.  The Company incurred $23,000 and $71,000 in expense for the LTIP for the three and six months ended June 30, 2015.

4.	SECURITIES

Components of the available for sale portfolio are as follows:

	June 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$193,513	$8,263	$—	$201,776
States of the U.S. and political subdivisions	49,534	2,473	—	52,007
Mortgage-backed GSE securities: residential	111,265	2,154	—	113,419
Total	$354,312	$12,890	$—	$367,202

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$221,500	$159	$(3,009)	$218,650
States of the U.S. and political subdivisions	10,848	192	—	11,040
Mortgage-backed GSE securities: residential	129,155	55	(1,230)	127,980
Total	$361,503	$406	$(4,239)	$357,670

Components of held to maturity securities portfolio are as follows:

	June 30, 2016
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$93,939	$1,711	$—	$95,650
States of the U.S. and political subdivisions	13,566	446	—	14,012
Total	$107,505	$2,157	$—	$109,662

	December 31, 2015
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$100,322	$—	$(1,203)	$99,119
States of the U.S. and political subdivisions	10,377	148	—	10,525
Total	$110,699	$148	$(1,203)	$109,644

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	June 30, 2016
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	178,766	186,112
Due after ten years	64,281	67,671
Mortgage-backed GSE securities: residential	111,265	113,419
Total	$354,312	$367,202

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	June 30, 2016
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$4,300	$4,326
Due after one year through five years	—	—
Due after five years through ten years	4,272	4,466
Due after ten years	4,994	5,220
Mortgage-backed GSE securities: residential	93,939	95,650
Total	$107,505	$109,662

Securities pledged for public funds were approximately $155.5 million at June 30, 2016 and $107.1 million at December 31, 2015.

There were no securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at June 30, 2016.   Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at December 31, 2015 are as follows:

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$139,876	$(1,654)	$55,055	$(1,355)	$194,931	$(3,009)
Mortgage-backed GSE securities: residential	100,585	(842)	14,278	(388)	114,863	(1,230)
Total temporarily impaired securities	$240,461	$(2,496)	$69,333	$(1,743)	$309,794	$(4,239)

Securities held to maturity that have been in an unrecognized loss position for less than twelve months or twelve months or more are as follows:

	June 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$—	$—	$33,568	$(255)	$33,568	$(255)
States of the U.S. and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$33,568	$(255)	$33,568	$(255)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$22,723	$(289)	$76,396	$(2,390)	$99,119	$(2,679)
States of the U.S. and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$22,723	$(289)	$76,396	$(2,390)	$99,119	$(2,679)

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

There were no U.S. Treasury and government sponsored entities (GSE) securities that were temporarily impaired at June 30, 2016.  All of the U.S. Treasury and government sponsored entities (GSE) securities that were temporarily impaired at December 31, 2015, were impaired due to the level of interest rates at that time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income as of December 31, 2015 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

All of the mortgage-backed securities that were temporarily impaired at June 30, 2016 and December 31, 2015, were issued by U.S. government sponsored agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2016 or December 31, 2015. The Company expects to realize all interest and principal on these securities.

Proceeds from the sale of available for sale securities were $10.4 million and $0, for the three months ended June 30, 2016 and 2015, respectively.  Gross gains of $233,000 and $0 were realized on these sales during the three months ended June 30, 2016 and 2015, respectively.  Income tax expense related to net realized gains was $81,000 and $0 for the three months ended June 30, 2016 and 2015, respectively.

Proceeds from the sale of available for sale securities were $28.5 million and $5.2 million for the six months ended June 30, 2016 and 2015, respectively.  Gross gains of $386,000 and $11,000 were realized on these sales during the six months ended June 30, 2016 and 2015, respectively. Income tax expense related to net realized gains was $135,000 and $4,000 for the six months ended June 30, 2016 and 2015, respectively.

5.	LOANS

Portfolio loans consist of the following:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Commercial loans
Multifamily	$81,022	$80,170
Nonresidential	196,110	175,456
Land	9,748	9,301
Construction	61,744	38,812
Secured	84,390	63,182
Unsecured	4,414	2,831
Total commercial loans	437,428	369,752
Residential mortgage loans
One-to four-family	747,530	733,685
Construction	35,275	40,898
Total residential mortgage loans	782,805	774,583
Consumer loans
Home equity	160,206	161,338
Auto	19,580	11,348
Marine	2,208	2,699
Recreational vehicle	8,691	10,656
Other	2,587	2,217
Total consumer loans	193,272	188,258
Total loans	1,413,505	1,332,593
Less:
Allowance for loan losses	17,172	17,712
Deferred loan costs, net	(1,773)	(1,311)
Total	15,399	16,401
Loans, net	$1,398,106	$1,316,192

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of June 30, 2016 and December 31, 2015 and activity for the three and six months ended June 30, 2016 and 2015.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended June 30, 2016
Beginning balance	$8,521	$5,736	$2,646	$16,903
Provision (recovery)	489	(33)	(61)	395
Charge-offs	(147)	(84)	(276)	(507)
Recoveries	95	25	261	381
Ending balance	$8,958	$5,644	$2,570	$17,172
For the six months ended June 30, 2016
Beginning balance	$8,077	$6,630	$3,005	$17,712
Provision (recovery)	3,213	(627)	(36)	2,550
Charge-offs	(2,493)	(446)	(755)	(3,694)
Recoveries	161	87	356	604
Ending balance	$8,958	$5,644	$2,570	$17,172
June 30, 2016
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,015	$1,333	$536	$2,884
Loans collectively evaluated for impairment	7,943	4,311	2,034	14,288
Ending balance	$8,958	$5,644	$2,570	$17,172
Period-end balances:
Loans individually evaluated for impairment	$13,914	$18,555	$9,155	$41,624
Loans collectively evaluated for impairment	423,514	764,250	184,117	1,371,881
Ending balance	$437,428	$782,805	$193,272	$1,413,505

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
For the three months ended June 30, 2015
Beginning balance	$5,945	$7,666	$3,610	$17,221
Provision (recovery)	1,015	(278)	16	753
Charge-offs	(779)	(328)	(357)	(1,464)
Recoveries	208	22	141	371
Ending balance	$6,389	$7,082	$3,410	$16,881
For the six months ended June 30, 2015
Beginning balance	$5,690	$8,517	$3,480	$17,687
Provision (recovery)	1,173	(1,149)	545	569
Charge-offs	(794)	(494)	(888)	(2,176)
Recoveries	320	208	273	801
Ending balance	$6,389	$7,082	$3,410	$16,881
December 31, 2015
Period-end amount allocated to:
Loans individually evaluated for impairment	$568	$1,541	$707	$2,816
Loans collectively evaluated for impairment	7,509	5,089	2,298	14,896
Ending balance	$8,077	$6,630	$3,005	$17,712
Period-end balances:
Loans individually evaluated for impairment	$9,698	$19,348	$10,613	$39,659
Loans collectively evaluated for impairment	360,054	755,235	177,645	1,292,934
Ending balance	$369,752	$774,583	$188,258	$1,332,593

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  As of June 30, 2016, the Company evaluated 16 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

The following table presents loans individually evaluated for impairment by class of loans as of and for six months ended June 30, 2016:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$95	$—	$—	$—	$—	$—
Nonresidential	1,382	326	—	281	3	3
Land	3,922	384	—	384	—	—
Construction	3,594	—	—	—	—	—
Secured	3,745	3,700	—	3,700	—	—
Unsecured	1,118	—	—	—	—	—
Total commercial loans	13,856	4,410	—	4,365	3	3
Residential mortgage loans
One-to four-family	8,102	6,522	—	6,156	52	42
Construction	—	—	—	—	—	—
Total residential mortgage loans	8,102	6,522	—	6,156	52	42
Consumer loans
Home equity	1,858	1,339	—	1,463	4	4
Auto	16	9	—	11	—	—
Marine	544	302	—	292	—	—
Recreational vehicle	518	273	—	213	2	2
Other	4	4	—	3	—	—
Total consumer loans	2,940	1,927	—	1,982	6	6
Total	$24,898	$12,859	$—	$12,503	$61	$51
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	10,854	8,571	922	7,493	124	122
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	1,027	933	93	739	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	11,881	9,504	1,015	8,232	124	122
Residential mortgage loans
One-to four-family	12,033	12,033	1,333	12,742	297	251
Construction	—	—	—	—	—	—
Total residential mortgage loans	12,033	12,033	1,333	12,742	297	251
Consumer loans
Home equity	6,279	6,279	447	6,791	188	167
Auto	—	—	—	—	—	—
Marine	156	156	4	159	4	4
Recreational vehicle	793	793	85	868	15	14
Other	—	—	—	3	—	—
Total consumer loans	7,228	7,228	536	7,821	207	185
Total	31,142	28,765	2,884	28,795	628	558
Total impaired loans	$56,040	$41,624	$2,884	$41,298	$689	$609

The following tables present loans individually evaluated for impairment by class of loans as of and for six months ended June 30, 2015:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$109	$—	$—	$64	$3	$3
Nonresidential	4,175	2,431	—	3,567	3	3
Land	3,922	496	—	523	—	—
Construction	1,126	88	—	276	—	—
Secured	3,892	3,700	—	3,702	—	—
Unsecured	1,357	—	—	—	1	—
Total commercial loans	14,581	6,715	—	8,132	7	6
Residential mortgage loans
One-to four-family	5,925	4,411	—	4,939	30	27
Construction	—	—	—	—	—	—
Total residential mortgage loans	5,925	4,411	—	4,939	30	27
Consumer loans
Home equity	1,940	1,388	—	1,586	9	9
Auto	30	22	—	47	—	—
Marine	510	284	—	221	2	2
Recreational vehicle	95	66	—	117	1	1
Other	—	—	—	1	—	—
Total consumer loans	2,575	1,760	—	1,972	12	12
Total	$23,081	$12,886	$—	$15,043	$49	$45
With a specific allowance recorded
Commercial loans
Multifamily	$153	$85	$17	$31	$—	$—
Nonresidential	6,321	6,141	611	4,833	76	72
Land	—	—	—	—	—	—
Construction	2,815	327	42	967	—	—
Secured	324	324	3	324	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	9,613	6,877	673	6,155	76	72
Residential mortgage loans
One-to four-family	14,828	14,828	1,651	14,524	331	280
Construction	—	—	—	—	—	—
Total residential mortgage loans	14,828	14,828	1,651	14,524	331	280
Consumer loans
Home equity	8,554	8,554	646	9,260	234	211
Auto	4	4	—	6	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	705	705	115	723	11	10
Other	—	—	—	—	—	—
Total consumer loans	9,263	9,263	761	9,989	245	221
Total	33,704	30,968	3,085	30,668	652	573
Total impaired loans	$56,785	$43,854	$3,085	$45,711	$701	$618

The following table present loans individually evaluated for impairment by class of loans as of December 31, 2015:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$165	$—	$—
Nonresidential	1,215	306	—
Land	3,922	384	—
Construction	3,593	—	—
Secured	3,884	3,700	—
Unsecured	1,132	—	—
Total commercial loans	13,911	4,390	—
Residential mortgage loans
One-to four-family	7,607	5,866	—
Construction	—	—	—
Total residential mortgage loans	7,607	5,866	—
Consumer loans
Home equity	2,245	1,718	—
Auto	20	14	—
Marine	496	271	—
Recreational vehicle	121	78	—
Other	3	3	—
Total consumer loans	2,885	2,084	—
Total	$24,403	$12,340	$—
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	5,164	4,984	565
Land	—	—	—
Construction	—	—	—
Secured	324	324	3
Unsecured	—	—	—
Total commercial loans	5,488	5,308	568
Residential mortgage loans
One-to four-family	13,482	13,482	1,541
Construction	—	—	—
Total residential mortgage loans	13,482	13,482	1,541
Consumer loans
Home equity	7,236	7,236	522
Auto	—	—	—
Marine	163	163	3
Recreational vehicle	1,122	1,122	181
Other	8	8	1
Total consumer loans	8,529	8,529	707
Total	27,499	27,319	2,816
Total impaired loans	$51,902	$39,659	$2,816

The following tables present loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2016:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	269	1	1
Land	384	—	—
Construction	—	—	—
Secured	3,700	—	—
Unsecured	—	—	—
Total commercial loans	4,353	1	1
Residential mortgage loans
One-to four-family	6,302	17	17
Construction	—	—	—
Total residential mortgage loans	6,302	17	17
Consumer loans
Home equity	1,336	1	1
Auto	9	—	—
Marine	303	—	—
Recreational vehicle	281	1	1
Other	4	—	—
Total consumer loans	1,933	2	2
Total	$12,588	$20	$20
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	8,748	15	15
Land	—	—	—
Construction	—	—	—
Secured	947	—	—
Unsecured	—	—	—
Total commercial loans	9,695	15	15
Residential mortgage loans
One-to four-family	12,372	124	122
Construction	—	—	—
Total residential mortgage loans	12,372	124	122
Consumer loans
Home equity	6,568	84	82
Auto	—	—	—
Marine	158	2	2
Recreational vehicle	741	8	8
Other	—	—	—
Total consumer loans	7,467	94	92
Total	29,534	233	229
Total impaired loans	$42,122	$253	$249

The following tables present loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2015:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$43	$3	$3
Nonresidential	2,441	2	2
Land	514	—
Construction	138	—	—
Secured	3,700	—	—
Unsecured	—	1	—
Total commercial loans	6,836	6	5
Residential mortgage loans
One-to four-family	4,530	12	12
Construction	—	—	—
Total residential mortgage loans	4,530	12	12
Consumer loans
Home equity	1,534	2	2
Auto	27	—	—
Marine	289	—	—
Recreational vehicle	68	—	—
Other	—	—	—
Total consumer loans	1,918	2	2
Total	$13,284	$20	$19
With a specific allowance recorded
Commercial loans
Multifamily	$43	$—	$—
Nonresidential	6,254	38	34
Land	—	—	—
Construction	595	—	—
Secured	324	—	—
Unsecured	—	—	—
Total commercial loans	7,216	38	34
Residential mortgage loans
One-to four-family	14,712	104	104
Construction	—	—	—
Total residential mortgage loans	14,712	104	104
Consumer loans
Home equity	8,905	79	79
Auto	5	—	—
Marine	—	—	—
Recreational vehicle	711	—	—
Other	—	—	—
Total consumer loans	9,621	79	79
Total	31,549	221	217
Total impaired loans	$44,833	$241	$236

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

Home Savings reclassifies a collateralized mortgage loan and consumer loans secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at June 30, 2016 and December 31, 2015, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	June 30, 2016		December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$2,799	$2,475	$1,294	$1,162
Consumer loans in process of foreclosure	913	793	845	643

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of June 30, 2016:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of June 30, 2016

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	7,362	—
Land	384	—
Construction	—	—
Secured	4,633	—
Unsecured	—	—
Total commercial loans	12,379	—
Residential mortgage loans
One-to four-family	5,713	—
Construction	—	—
Total residential mortgage loans	5,713	—
Consumer Loans
Home equity	1,577	—
Auto	36	—
Marine	246	—
Recreational vehicle	386	—
Other	4	—
Total consumer loans	2,249	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$20,341	$—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2015:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2015

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	3,599	—
Land	384	—
Construction	—	—
Secured	4,016	—
Unsecured	—	—
Total commercial loans	7,999	—
Residential mortgage loans
One-to four-family	6,181	—
Construction	—	—
Total residential mortgage loans	6,181	—
Consumer Loans
Home equity	1,804	—
Auto	23	—
Marine	218	—
Recreational vehicle	511	—
Other	11	—
Total consumer loans	2,567	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$16,747	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of June 30, 2016:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$81,022	$81,022
Nonresidential	28	8	3,501	3,537	192,573	196,110
Land	—	—	384	384	9,364	9,748
Construction	—	—	—	—	61,744	61,744
Secured	—	—	4,633	4,633	79,757	84,390
Unsecured	—	—	—	—	4,414	4,414
Total commercial loans	28	8	8,518	8,554	428,874	437,428
Residential mortgage loans
One-to four-family	2,550	1,182	5,402	9,134	738,396	747,530
Construction	—	—	—	—	35,275	35,275
Total residential mortgage loans	2,550	1,182	5,402	9,134	773,671	782,805
Consumer Loans:
Home equity	635	528	1,473	2,636	157,570	160,206
Automobile	16	9	6	31	19,549	19,580
Marine	—	139	107	246	1,962	2,208
Recreational vehicle	59	77	309	445	8,246	8,691
Other	12	2	4	18	2,569	2,587
Total consumer loans	722	755	1,899	3,376	189,896	193,272
Total loans	$3,300	$1,945	$15,819	$21,064	$1,392,441	$1,413,505

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2015:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$80,170	$80,170
Nonresidential	—	—	3,558	3,558	171,898	175,456
Land	—	—	384	384	8,917	9,301
Construction	—	—	—	—	38,812	38,812
Secured	488	—	4,016	4,504	58,678	63,182
Unsecured	—	—	—	—	2,831	2,831
Total commercial loans	488	—	7,958	8,446	361,306	369,752
Residential mortgage loans
One-to four-family	3,843	635	5,901	10,379	723,306	733,685
Construction	—	—	—	—	40,898	40,898
Total residential mortgage loans	3,843	635	5,901	10,379	764,204	774,583
Consumer Loans:
Home equity	961	268	1,788	3,017	158,321	161,338
Automobile	5	—	10	15	11,333	11,348
Marine	—	51	117	168	2,531	2,699
Recreational vehicle	71	—	494	565	10,091	10,656
Other	15	1	11	27	2,190	2,217
Total consumer loans	1,052	320	2,420	3,792	184,466	188,258
Total loans	$5,383	$955	$16,279	$22,617	$1,309,976	$1,332,593

As of June 30, 2016 and December 31, 2015, the Company has a recorded investment in troubled debt restructurings of $28.6 million and $26.3 million, respectively.  The Company has allocated $2.3 million of specific allowance for those loans at June 30, 2016 and December 31, 2015, respectively.  The Company has committed to lend additional amounts totaling up to $30,000 and $42,000 at June 30, 2016 and December 31, 2015, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2016:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	1	4,000	4,000
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1	4,000	4,000
Residential mortgage loans
One-to four-family	1	97	98
Construction	—	—	—
Total residential mortgage loans	1	97	98
Consumer loans
Home equity	2	110	114
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	2	110	114
Total restructured loans	4	$4,207	$4,212

The troubled debt restructurings described above increased the allowance for loan losses by $6,000 and resulted in no charge-offs during the three months ended June 30, 2016.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2016:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	2	4,088	4,088
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	2	4,088	4,088
Residential mortgage loans
One-to four-family	3	316	335
Construction	—	—	—
Total residential mortgage loans	3	316	335
Consumer loans
Home equity	3	130	134
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	3	130	134
Total restructured loans	8	$4,534	$4,557

The troubled debt restructurings described above increased the allowance for loan losses by $11,000 and resulted in no chargeoffs during the six months ended June 30, 2016.

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

The troubled debt restructurings described above increased the allowance for loan losses by $24,000, and resulted in no chargeoffs during the three months ended June 30, 2015.

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

The troubled debt restructurings described above increased the allowance for loan losses by $82,000 and resulted in no chargeoffs during the six months ended June 30, 2015.

There were no loans modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended June 30, 2016.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended June 30, 2015:

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

As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

June 30, 2016

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$76,493	$3,646	$883	$—	$—	$883	$81,022
Nonresidential	177,246	2,432	16,432	—	—	16,432	196,110
Land	9,364	—	384	—	—	384	9,748
Construction	61,744	—	—	—	—	—	61,744
Secured	71,940	19	12,431	—	—	12,431	84,390
Unsecured	4,317	—	97	—	—	97	4,414
Total commercial loans	401,104	6,097	30,227	—	—	30,227	437,428
Residential mortgage loans
One-to four-family	740,501	106	6,923	—	—	6,923	747,530
Construction	35,275	—	—	—	—	—	35,275
Total residential mortgage loans	775,776	106	6,923	—	—	6,923	782,805
Consumer Loans
Home equity	158,507	—	1,699	—	—	1,699	160,206
Auto	19,540	2	38	—	—	38	19,580
Marine	1,906	—	302	—	—	302	2,208
Recreational vehicle	8,292	—	399	—	—	399	8,691
Other	2,583	—	4	—	—	4	2,587
Total consumer loans	190,828	2	2,442	—	—	2,442	193,272
Total loans	$1,367,708	$6,205	$39,592	$—	$—	$39,592	$1,413,505

Loans

December 31, 2015

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$75,535	$3,727	$908	$—	$—	$908	$80,170
Nonresidential	151,415	4,121	19,920	—	—	19,920	175,456
Land	8,917	—	384	—	—	384	9,301
Construction	38,812	—	—	—	—	—	38,812
Secured	53,801	3,037	6,344	—	—	6,344	63,182
Unsecured	2,728	—	103	—	—	103	2,831
Total commercial loans	331,208	10,885	27,659	—	—	27,659	369,752
Residential mortgage loans
One-to four-family	726,922	111	6,652	—	—	6,652	733,685
Construction	40,898	—	—	—	—	—	40,898
Total residential mortgage loans	767,820	111	6,652	—	—	6,652	774,583
Consumer Loans
Home equity	159,371	—	1,967	—	—	1,967	161,338
Auto	11,304	2	42	—	—	42	11,348
Marine	2,428	—	271	—	—	271	2,699
Recreational vehicle	10,157	—	499	—	—	499	10,656
Other	2,206	—	11	—	—	11	2,217
Total consumer loans	185,466	2	2,790	—	—	2,790	188,258
Total loans	$1,284,494	$10,998	$37,101	$—	$—	$37,101	$1,332,593

6.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.1 billion as of June 30, 2016 and December 31, 2015. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$914,108	$878,300
FNMA	221,462	233,026

Customer escrow balances with loans serviced for FHLMC and FNMA totaled $11.2 and $13.2 million at June 30, 2016 and December 31, 2015, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$5,727	$5,543	$5,686	$5,535
Originations	653	530	1,162	981
Amortized to expense	(567)	(462)	(1,035)	(905)
Balance, end of period	5,813	5,611	5,813	5,611
Less valuation allowance	(766)	(12)	(766)	(12)
Net balance	$5,047	$5,599	$5,047	$5,599

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$(474)	$(219)	$(39)	$(58)
Impairment charges	(292)	—	(727)	(161)
Recoveries	—	207	—	207
Balance, end of period	$(766)	$(12)	$(766)	$(12)

The fair value of mortgage servicing rights as of June 30, 2016, was approximately $7.4 million and at December 31, 2015, the fair value was approximately $9.1 million.

Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2016, and December 31, 2015, were as follows:

	June 30, 2016	December 31, 2015
Weighted average prepayment rate	294 PSA	192 PSA
Weighted average life (in years)	3.42	3.47
Weighted average discount rate	9.00%	9.00%

7.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Real estate owned and other repossessed assets	$2,617	$3,956
Valuation allowance	(1,001)	(1,229)
End of period	$1,616	$2,727

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Beginning of period	$1,124	$1,244	$1,229	$1,423
Additions charged to expense	(27)	42	(26)	123
Reductions due to sales	(96)	(91)	(202)	(351)
End of period	$1,001	$1,195	$1,001	$1,195

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Net (gain) loss on sales	$90	$60	$102	$69
Provision for unrealized losses, net	(27)	42	(26)	123
Operating expenses, net of rental income	77	18	149	159
Total expenses	$140	$120	$225	$351

8.	FAIR VALUE MEASUREMENT

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

		Fair Value Measurements at June 30, 2016 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$201,776	$—	$201,776	$—
States of the U.S. and political subdivisions	52,007	—	52,007
Mortgage-backed GSE securities: residential	113,419	—	113,419	—
Loans held for sale, at fair value	42,919	—	9,314	33,605
Interest rate caps	—	—	—	—
Purchased certificate of deposit option	879	—	879	—
Liabilities
Written certificate of deposit option	879	—	879	—

		Fair Value Measurements at December 31, 2015 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$218,650	$—	$218,650	$—
States of the U.S. and political subdivisions	11,040	—	11,040
Mortgage-backed GSE securities: residential	127,980	—	127,980	—
Loans held for sale, at fair value	26,716	—	—	26,716
Interest rate caps	3	—	—	3
Purchased certificate of deposit option	805	—	805	—
Liabilities
Written certificate of deposit option	805	—	805	—

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2016 and 2015.

	Loans Held for Sale, At Fair Value		Loans Held for Sale, At Fair Value
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$26,760	$1,608	$26,716	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	622	(146)	1,291	415
Included in other comprehensive income	—	—	—	—
Originations/Draws on construction perm loans	19,132	17,888	35,819	24,947
Amortization	—	—	—	—
Sales	(12,909)	(9,511)	(30,221)	(15,523)
Balance of recurring Level 3 assets at end of period	$33,605	$9,839	$33,605	$9,839

	Interest Rate Caps		Interest Rate Caps
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$—	$126	$3	$180
Total gains (losses) for the period
Included in other income	129	28	256	103
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Amortization	(129)	(130)	(259)	(259)
Sales	—	—	—	—
Balance of recurring Level 3 assets at end of period	$—	$24	$—	$24

There were no transfers between Level 2 and Level 3 during 2016 or 2015.

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2016:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$33,605	Comparable sales	Time discount	0.00-1.80%
Interest rate caps	—	Discounted cash flow	Discount rate	—

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2015:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$26,716	Comparable sales	Time discount	0.00-1.80%
Interest rate caps	3	Discounted cash flow	Discount rate	0.49-1.18%

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

		Fair Value Measurements at June 30, 2016 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Nonresidential	$6,355	$—	$—	$6,355
Secured	519	—	—	519
Residential loans
One-to four-family residential	748	—	—	748
Consumer loans
Home Equity	92	—	—	92
Auto	3	—	—	3
Marine	163	—	—	163
Recreational vehicle	318	—	—	318
Mortgage servicing rights	2,801	—	2,801	—
Other real estate owned, net
Construction	749	—	—	749
One-to four-family residential	290	—	—	290

		Fair Value Measurements at December 31, 2015 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Nonresidential	$2,857	$—	$—	$2,857
Land	175	—	—	175
Residential loans
One-to four-family residential	1,493	—	—	1,493
Consumer loans
Home Equity	392	—	—	392
Auto	1	—	—	1
Mortgage servicing rights	604	—	604	—
Other real estate owned, net
Construction	785	—	—	785
Nonresidential	175	—	—	175
One-to four-family residential	1,088	—	—	1,088

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $8.2 million at June 30, 2016, that includes a specific valuation allowance of $1.0 million. This resulted in an increase of the provision for loan losses of $592,000 and $3.6 million during the three and six months ended June 30, 2016, respectively.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.2 million at June 30, 2015, which includes a specific valuation allowance of $644,000. This resulted in a decrease in the provision for loan losses of $34,000 and $36,000 for the three and six months ended June 30, 2015.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.9 million at December 31, 2015, that includes a specific valuation allowance of $548,000.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At June 30, 2016, mortgage servicing rights carried at fair value were $2.8 million, resulting in a net valuation allowance of $766,000.   At June 30, 2015, mortgage servicing rights, carried at fair value totaled $215,000, resulting in a net valuation allowance of $12,000.  At December 31, 2015, mortgage servicing rights carried at fair value were $604,000.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  Net impairment reflected in other income totaled $292,000 and $727,000 for the three and six months ended June 30, 2016.  Net impairment (recovery) reflected in other income totaled $(206,000) and $(45,000) for the three and six months ended June 30, 2015.  The value reflects the characteristics of the underlying loans.

At June 30, 2016, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $1.0 million, with a valuation allowance of $1.0 million. This resulted in a recovery of $(27,000) and $(26,000) during the three and six months ended June 30, 2016.  At June 30, 2015, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $1.8 million with a valuation allowance of $1.2 million. This resulted in additional expenses of $42,000 and $123,000 during the three and six months ended June 30, 2015. At December 31, 2015, other real estate owned had a net carrying amount of $2.0 million, with a valuation allowance of $1.2 million.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Nonresidential	$6,355	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-35.00% (14.14%)
Secured	519	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-27.47% (13.74%)
Residential loans
One-to four-family residential	748	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Home Equity	92	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Auto	3	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (10.00%)
Marine	163	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-37.00% (37.00%)
Recreational vehicle	318	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-37.00% (37.00%)
Other real estate owned, net
Commercial loans
Construction loans	749	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-50.00% (21.71%)
Residential loans
One-to four-family residential	290	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-40.50% (15.51%)

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

The Company has elected the fair value option for newly originated residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of June 30, 2016.

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Aggregate fair value	$42,919	$26,716
Contractual balance	39,751	25,197
Gain (loss)	3,168	1,519

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2016 and 2015 for loans held for sale, at fair value were:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(Dollars in thousands)
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—
Change in fair value	845	(146)	1,649	415
Total change in fair value	$845	$(146)	$1,649	$415

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at June 30, 2016 and December 31, 2015, were as follows:

		Fair Value Measurements at June 30, 2016 Using:
	June 30,
	2016
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$41,187	$41,187	$—	$—
Available for sale securities	367,202	—	367,202	—
Held to maturity securities	107,505	—	105,336	4,326
Loans held for sale	928	—	991	—
Loans held for sale, at fair value	42,919	—	9,314	33,605
Loans, net	1,398,106	—	—	1,408,715
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	6,434	—	2,095	4,339
Interest rate caps	—	—	—	—
Purchased certificate of deposit option	879	—	879	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,025,199)	(1,025,199)	—	—
Certificates of deposit	(430,547)	—	(434,078)	—
FHLB advances	(343,365)	—	(343,465)	—
Repurchase agreements and other	(523)	—	(530)	—
Advance payments by borrowers for taxes and insurance	(19,599)	(19,599)	—	—
Accrued interest payable	(99)	—	(99)	—
Written certificate of deposit option	(879)	—	(879)	—

		Fair Value Measurements at December 31, 2015 Using:
	December 31,
	2015
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,910	$35,910	$—	$—
Available for sale securities	357,670	—	357,670	—
Held to maturity securities	110,699	—	108,536	1,108
Loans held for sale	9,085	—	9,207	—
Loans held for sale, at fair value	26,716	—	—	26,716
Loans, net	1,316,192	—	—	1,322,338
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,978	—	2,276	3,702
Interest rate caps	3	—	—	3
Purchased certificate of deposit option	805	—	805	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(980,783)	(980,783)	—	—
Certificates of deposit	(454,960)	—	(459,433)	—
FHLB advances	(278,975)	—	(279,053)	—
Repurchase agreements and other	(535)	—	(548)	—
Advance payments by borrowers for taxes and insurance	(21,174)	(21,174)	—	—
Accrued interest payable	(53)	—	(53)	—
Written certificate of deposit option	(805)	—	(805)	—

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

9.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Six Months Ended June 30,
	2016	2015
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$4,166	$4,372
Income taxes	150	100
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	534	1,606

10.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. No stock options were anti-dilutive for the three months ended June 30, 2016 and stock options for 74,058 shares were anti-dilutive for the three months ended June 30, 2015.  71,391 stock options were anti-dilutive for the six months ended June 30, 2016 and stock options for 74,058 shares were anti-dilutive for the six months ended June 30, 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$5,330	$4,125	$8,650	$7,811
Net income allocated to participating securities	(40)	(25)	(55)	(39)
Net income allocated to common stock	$5,290	$4,100	$8,595	$7,772

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$1,180	$490	$2,368	$979
Undistributed earnings allocated to common stock	4,110	3,610	6,227	6,793
Net income allocated to common stock	$5,290	$4,100	$8,595	$7,772
Weighted average common shares outstanding, including shares considered participating securities	47,223	48,649	47,405	48,968
Less: Average participating securities	(354)	(290)	(299)	(244)
Weighted average shares	46,869	48,359	47,106	48,724
Basic earnings per common share	$0.11	$0.08	$0.18	$0.16

Diluted earnings per common share computation:
Net income allocated to common stock	$5,290	$4,100	$8,595	$7,772
Weighted average common shares outstanding for basic earnings per common share	46,869	48,359	47,106	48,724
Add: Dilutive effects of assumed exercises of stock options	248	275	247	273
Weighted average shares and dilutive potential common shares	47,117	48,634	47,353	48,997
Diluted earnings per common share	$0.11	$0.08	$0.18	$0.16

11.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, disproportional tax effects and changes in unrealized gains and losses on the postretirement liability. The change includes reclassification of net gains or (losses) and impairment charges on sales of securities of $233,000 and $0 for the three months ended June 30, 2016 and 2015, respectively and $386,000 and $11,000 for the six months ended June 30, 2016 and 2015, respectively.  Reclassifications also include amortization of unrealized gains on postretirement plan and accretion of unrealized loss on held to maturity securities.

Other comprehensive income (loss) components and related tax effects for the three-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
June 30, 2016	(Dollars in thousands)
Balances at beginning of period, net of tax	$3,937	$(17,110)	$(926)	$650	$511	$(12,938)
Other comprehensive income before reclassifications	4,594	—	—	—	—	4,594
Amortization of unrealized gains of postretirement plan recognized in other comprehensive income	—	—	—	(181)	—	(181)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	37	—	—	37
Reclassification adjustment for gains realized in income	(152)	—	—	—	—	(152)
Net current period other comprehensive income	4,442	—	37	(181)	—	4,298
Balances at end of period, net of tax	$8,379	$(17,110)	$(889)	$469	$511	$(8,640)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
June 30, 2015	(Dollars in thousands)
Balances at beginning of period, net of tax	$(425)	$(17,110)	$916	$511	$(16,108)
Other comprehensive income before reclassifications	(5,937)	—	—	—	(5,937)
Reclassification adjustment for gains realized in income	—	—	—	—	—
Net current period other comprehensive income	(5,937)	—	—	—	(5,937)
Balances at end of period, net of tax	$(6,362)	$(17,110)	$916	$511	$(22,045)

Other comprehensive income (loss) components and related tax effects for the six-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
June 30, 2016	(Dollars in thousands)
Balances at beginning of period, net of tax	$(2,492)	$(17,110)	$(960)	$831	$511	$(19,220)
Other comprehensive income before reclassifications	11,122			—	—	11,122
Amortization of unrealized gains of postretirement plan recognized in other comprehensive income		—	—	(362)	—	(362)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	71	—	—	71
Reclassification adjustment for gains realized in income	(251)	—	—	—	—	(251)
Net current period other comprehensive income	10,871	—	71	(362)	—	10,580
Balances at end of period, net of tax	$8,379	$(17,110)	$(889)	$469	$511	$(8,640)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
June 30, 2015	(Dollars in thousands)
Balances at beginning of period, net of tax	$(4,315)	$(17,110)	$916	$511	$(19,998)
Other comprehensive income before reclassifications	(2,040)	—	—	—	(2,040)
Reclassification adjustment for gains realized in income	(7)	—	—	—	(7)
Net current period other comprehensive income	(2,047)	—	—	—	(2,047)
Balances at end of period, net of tax	$(6,362)	$(17,110)	$916	$511	$(22,045)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended June 30, 2016:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$233	Net gains on securities available for sale
	(81)	Tax expense
	152	Net of tax
Amortization of postretirement benefits prior service costs	278	Reduction in salaries and employee benefits
	(97)	Tax expense
	181	Net of tax
Total reclassification during the period	$333	Increase to net income

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended June 30, 2015:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$—	Net gains on securities available for sale
	—	Tax expense
Total reclassification during the period	$—	Net of tax, increase to net income

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the six months ended June 30, 2016:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$386	Net gains on securities available for sale
	(135)	Tax expense
	251	Net of tax
Amortization of postretirement benefits prior service costs	556	Reduction in salaries and employee benefits
	(194)	Tax expense
	362	Net of tax
Total reclassification during the period	$613	Increase to net income

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the six months ended June 30, 2015:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$11	Net gains on securities available for sale
	(4)	Tax expense
Total reclassification during the period	$7	Increase to net income

12.	REGULATORY CAPITAL REQUIREMENTS

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

	June 30, 2016
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$254,269	18.56%	$118,136	8.625%	$136,970	10.00%
Tier 1 capital (to risk-weighted assets)	237,110	17.31%	90,742	6.625%	109,576	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	237,110	17.31%	70,197	5.125%	89,030	6.50%
Tier 1 capital (to average assets)**	237,110	11.69%	81,166	4.000%	101,457	5.00%

	December 31, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$240,697	18.72%	$102,879	8.00%	$128,599	10.00%
Tier 1 capital (to risk-weighted assets)	224,486	17.46%	77,159	6.00%	102,879	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	224,486	17.46%	57,869	4.50%	83,589	6.50%
Tier 1 capital (to average assets)**	224,486	11.46%	78,347	4.00%	97,934	5.00%

**	Tier 1 Leverage Capital Ratio

Management believes that as of June 30, 2016 and December 31, 2015, Home Savings meets all capital adequacy requirements to which they were subject.  As of June 30, 2016 and December 31, 2015, Home Savings was considered well capitalized. There are no known conditions that would change this classification subsequent to June 30, 2016.

The components of Home Savings’ regulatory capital are as follows:

	June 30, 2016	December 31, 2015
Total shareholders' equity	$240,638	$220,872
Add (deduct)
Accumulated other comprehensive income	8,656	19,236
Intangible assets	(4)	(12)
Disallowed deferred tax assets	(12,180)	(15,610)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	237,110	224,486
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	17,159	16,211
Total risk-based capital	$254,269	$240,697

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	June 30, 2016
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$264,264	19.28%	$118,237	8.625%	$137,086	10.00%
Tier 1 capital (to risk-weighted assets)	247,092	18.02%	90,820	6.625%	109,669	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	247,092	18.02%	70,257	5.125%	89,106	6.50%
Tier 1 capital (to average assets)**	247,092	12.16%	81,261	4.000%	101,577	5.00%

	December 31, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$261,732	20.35%	$102,886	8.00%	$128,608	10.00%
Tier 1 capital (to risk-weighted assets)	245,503	19.09%	77,165	6.00%	102,886	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	245,503	19.09%	57,874	4.50%	83,595	6.50%
Tier 1 capital (to average assets)**	245,503	12.53%	78,348	4.00%	97,934	5.00%

The components of United Community’s consolidated regulatory capital are as follows:

	June 30, 2016	December 31, 2015
Total shareholders' equity	$254,075	$244,245
Add (deduct)
Accumulated other comprehensive income	8,640	19,220
Intangible assets	(937)	(12)
Disallowed deferred tax assets	(14,686)	(17,950)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	247,092	245,503
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	17,172	16,229
Total risk-based capital	$264,264	$261,732

13.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$6,010	$6,199
Postretirement benefits	354	564
Depreciation	704	611
Other real estate owned valuation	351	430
Tax credits carryforward	1,246	951
Unrealized loss on securities available for sale	—	1,341
Unrealized loss on securities held to maturity	479	517
Interest on nonaccrual loans	908	834
Net operating loss carryforward	13,441	16,903
Purchase accounting adjustment	92	90
Accrued bonuses	571	723
Other	73	50
Deferred tax assets	24,229	29,213
Deferred tax liabilities:
Deferred loan fees	711	510
Federal Home Loan Bank stock dividends	4,585	4,585
Mortgage servicing rights	1,767	1,976
FHLB prepayment penalty	922	1,059
Unrealized gains on securities available for sale	4,512	—
Postretirement benefits accrual	253	447
Prepaid expenses	337	215
Deferred tax liabilities	13,087	8,792
Net deferred tax asset	$11,142	$20,421

As of June 30, 2016, the net DTA was $11.1 million, and as of December 31, 2015, the net DTA was $20.4 million.

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

United Community’s net operating loss of $38.4 million at June 30, 2016 will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $1.2  million of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

14.	BUSINESS COMBINATION

On January 29, 2016, the Company completed the purchase of Forge Financial Services, Inc. d/b/a James & Sons Insurance Company of Youngstown, Ohio.  James & Sons Insurance is engaged in the business of selling insurance including auto, commercial, homeowners and life-health insurance.  Under the purchase agreement, the Company paid $1.5 million in stock and $360,000 in cash in connection with this acquisition.  There were $9,000 in acquisition related costs recognized for the six months ended June 30, 2016.  Total assets purchased were $2.3 million, including $1.6 million in goodwill and other intangible assets.  The Company is waiting for independent valuations to separate other intangible assets from goodwill.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Selected financial ratios and other data: (1)	2016	2015	2016	2015
Performance ratios:
Return on average assets (2)	1.04%	0.88%	0.86%	0.84%
Return on average equity (3)	8.63%	6.73%	6.98%	6.36%
Interest rate spread (4)	3.14%	3.03%	3.11%	3.07%
Net interest margin (5)	3.25%	3.16%	3.23%	3.20%
Noninterest expense to average assets	2.52%	2.59%	2.50%	2.67%
Efficiency ratio (6)	60.81%	63.40%	62.34%	66.64%
Average interest-earning assets to average interest-bearing liabilities	125.25%	125.30%	125.00%	124.91%
Capital ratios:
Average equity to average assets	12.09%	13.02%	12.25%	13.17%
Equity to assets, end of period	12.21%	12.30%	12.21%	12.30%
Tier 1 leverage ratio (Bank only)	11.69%	11.94%	11.69%	11.94%
Common equity Tier 1 capital (Bank only)	17.31%	18.42%	17.31%	18.42%
Tier 1 risk-based capital ratio (Bank only)	17.31%	18.42%	17.31%	18.42%
Total risk-based capital ratio (Bank only)	18.56%	19.69%	18.56%	19.69%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	1.45%	1.55%	1.45%	1.55%
Nonperforming assets to average assets (8)	1.07%	1.19%	1.09%	1.20%
Nonperforming assets to total assets at end of period	1.06%	1.16%	1.06%	1.16%
Allowance for loan losses as a percent of loans	1.21%	1.36%	1.21%	1.36%
Allowance for loan losses as a percent of nonperforming loans (7)	84.42%	88.80%	84.42%	88.80%
Texas ratio (9)	8.10%	8.83%	8.10%	8.83%
Total classified assets as a percent of Tier 1 Capital (Bank only)	17.38%	15.82%	17.38%	15.82%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	15.57%	13.30%	15.57%	13.30%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	16.21%	14.70%	16.21%	14.70%
Net chargeoffs as a percent of average loans	0.04%	0.37%	0.46%	0.23%
Total 90+ days past due as a percent of net loans	1.13%	1.16%	1.13%	1.16%
Per share data:
Basic earnings per common share (10)	$0.11	$0.08	$0.18	$0.16
Diluted earnings per common share (10)	0.11	0.08	0.18	0.16
Book value per common share (11)	5.46	4.95	5.46	4.95
Tangible book value per common share (12)	5.43	4.95	5.43	4.95
Cash dividend per common share	0.025	0.010	0.050	0.020
Dividend payout ratio (13)	22.32%	12.50%	27.47%	12.58%

Notes:

1.	Ratios for the three and six-month periods are annualized where appropriate
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
10.	Net income divided by the number of basic or diluted shares outstanding

11.	Shareholders’ equity divided by number of shares outstanding
12.	Shareholders’ equity minus goodwill and core deposit intangible divided by number of shares outstanding
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

Material Changes in Financial Condition at June 30, 2016 and December 31, 2015

Total assets increased $92.6 million to $2.1 billion at June 30, 2016, compared to December 31, 2015. Contributing to the change were increases in net loans of $81.9 million, available for sale securities of $9.5 million and loans held for sale at fair value of $16.2 million.

Funds not currently utilized for general corporate purposes are invested in overnight funds. Cash and cash equivalents increased $5.3 million during the first six months of 2016.

The increase in available for sale securities was the result of purchases of approximately $38.8 million.  Partially offsetting this activity were maturities, paydowns and amortization of securities totaling $17.9 million and sales of $28.5 million.  The unrealized gain in the available for sale portfolio was $12.9 million at June 30, 2016, compared to an unrealized loss of $3.8 million at December 31, 2015.

Net loans increased $81.9 million during the first six months of 2016. The increase was a combination of growth in commercial real estate and commercial and industrial loans during the period. See Note 5 to the consolidated financial statements for additional information regarding the composition of net loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $17.2 million at June 30, 2016, down from $17.7 million at December 31, 2015. The allowance for loan losses as a percentage of loans was 1.21% at June 30, 2016, compared to 1.33% at December 31, 2015. The allowance for loan losses as a percentage of nonperforming loans was 84.42% at June 30, 2016, compared to 105.76% at December 31, 2015. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. As of June 30, 2016, the Company evaluated 16 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

During the first six months of 2016, the Company recorded a loan loss provision of $2.6 million. This recognition was primarily due to the growth of the loan portfolio and a loss recognized on a commercial real estate loan, partially offset by improvements in qualitative factors.  During the first quarter of 2016, the Company determined that an impairment charge to a specific loan was required. After a review of one long-held nonresidential commercial real estate loan, the Company concluded that this loan had become impaired because the borrower is unlikely to perform their obligation in accordance with the terms and conditions of the loan.  The Company took a charge of $2.2 million in the first quarter of 2016 to write the loan down to fair value.  In addition, a specific reserve was established to cover probable costs.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans was $41.6 million at June 30, 2016 as compared to $39.7 million at December 31, 2015.

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

TDR loans aggregated $28.6 million at June 30, 2016 compared to $26.3 million at December 31, 2015.  Of the $28.6 million at June 30, 2016, $21.6 million were performing loans according to their modified terms.  The remaining balance of TDR loans of $7.0 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $20.3 million, or 1.45% of net loans, at June 30, 2016, compared to $16.7 million, or 1.27% of net loans, at December 31, 2015.

Loans held for sale, carried at lower of cost or market, were $928,000 at June 30, 2016, compared to $9.1 million at December 31, 2015.  Loans held for sale, carried at fair value, were $42.9 million at June 30, 2016, compared to $26.7 million at December 31, 2015. The change was primarily attributable to the originations of permanent construction loans during the period.  These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination.  Additionally, in the first quarter of 2016, Home Savings elected the fair value option for all newly originated fixed rate mortgage loans held for sale.  Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Real estate owned and other repossessed assets decreased $1.1 million, or 40.7%, during the six months ended June 30, 2016.  Real estate owned and other repossessed assets are recorded at the fair market value of the property less costs to sell. Appraisals are obtained at least annually on real estate properties that exceed $1.0 million in value. A valuation allowance may be established on any property to properly reflect the asset at fair value.

Goodwill and other intangible assets increased $1.6 million during the first six months of 2016, due to the completion of the purchase of James & Sons Insurance Company announced on January 29, 2016.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. Home Savings recognized $730,000 and $672,000, as other non-interest income based on the change in cash value of the policies in the six months ended June 30, 2016 and 2015, respectively.

Other assets decreased $10.5 million, largely due to the change in net deferred tax assets (DTA) during the first six months of 2016.  As of June 30, 2016, the net DTA was $11.1 million, compared to $20.4 million at December 31, 2015.

Total deposits increased $20.0 million to $1.5 billion at June 30, 2016, compared to $1.4 billion at December 31, 2015.  Non-interest bearing accounts increased $8.7 million, or 3.8%.  During the same period, interest-bearing deposits increased $11.3 million, which can be attributed to Home Savings’ continued efforts in attracting public funds.  As of June 30, 2016, Home Savings had $126.6 million in public funds.  As of December 31, 2015, Home Savings had $91.3 million in public funds.

FHLB advances increased from $279.0 million at December 31, 2015 to $343.4 million at June 30, 2016.  The change was due to an increase in overnight advances to help fund the growth of the balance sheet.

Advance payments by borrowers for taxes and insurance decreased $1.6 million during the first six months of 2016. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $1.3 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $299,000 in the same period.

Shareholders’ equity increased $9.8 million to $254.1 million at June 30, 2016, from $244.2 million at December 31, 2015. During the first six months of the year, regular earnings and an increase in other comprehensive income of $10.6 million as a result of changes in the value of available for sale securities contributed to the increase. The Company continued its common share repurchase program, purchasing approximately 1.5 million shares having a cost of $9.1 million.  During the first six months of the year, the Company paid dividends of $2.4 million.  Also affecting the change, the Company issued 262,705 shares for the purchase of James & Sons Insurance.

Book value per common share as of June 30, 2016 was $5.46 as compared to $5.14 per common share as of December 31, 2015. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as mentioned above.

Material Changes in Results of Operations for the Three Months Ended

June 30, 2016 and June 30, 2015

Net Income. United Community recognized net income for the three months ended June 30, 2016, of $5.3 million, or $0.11 per diluted common share compared to net income of $4.1 million for the three months ended June 30, 2015, or $0.08 per diluted share.

The increase in earnings for the second quarter of 2016, compared to the same quarter last year, was primarily a result of higher net interest income, lower provision for loan losses and higher noninterest income, which was partially offset by higher non-interest expenses.

Net Interest Income. Net interest income was $15.3 million in the second quarter of 2016 up from the $13.9 million recorded in the second quarter of 2015.  Net interest margin was 3.25% for the second quarter of 2016 compared to 3.16% in the second quarter of 2015.

Total interest income increased by $1.3 million in the second quarter of 2016 compared to the same period in 2015, to $17.4 million from $16.1 million. The increase is primarily a result of an increase in average net loans and loans held for sale.  Average net loans increased $179.2 million in the second quarter compared to the same period in 2015. Offsetting this growth, the yield on average net loans declined 19 basis points to 4.14% for the three months ended June 30, 2016 from 4.33% for the same period in 2015.  Interest income from net loans increased to $14.2 million for the quarter ended June 30, 2016 compared to $12.9 million for the same period in 2015, and income from loans held for sale increased to $363,000 for the quarter ended June 30, 2016 compared to $341,000 for the same period in 2015.

Interest expense decreased by $195,000 in the second quarter of 2016 to $2.1 million compared to the same period in 2015. This decrease was due to an eleven basis point decline in the average cost of interest-bearing liabilities in the second quarter of 2016 primarily due to the prepayment of a repurchase agreement in the fourth quarter of 2015. Interest expense related to interest-bearing deposits was $1.5 million in the second quarter of 2016 compared to $1.6 million in the second quarter of 2015.  Expenses on FHLB advances and securities sold under repurchase agreements and other borrowings were $563,000 and $6,000 respectively in the second quarter of 2016 compared to $302,000 and $319,000 respectively for the same period in 2015.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the second quarter of last year. The interest rate spread for the three months ended June 30, 2016 and 2015, was 3.14 % and 3.03%, respectively. The net interest margin increased nine basis points to 3.25% for the three months ended June 30, 2016 compared to 3.16% for the same period in 2015.

	For the Three Months Ended June 30,
	2016 vs. 2015
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(527)	$1,822	$1,295
Loans held for sale	(17)	39	22
Securities:
Available for sale-taxable	64	(961)	(897)
Available for sale-nontaxable	220	220	440
Held to maturity-taxable	262	262	524
Held to maturity-nontaxable	—	78	78
Federal Home Loan Bank stock	2	—	2
Other interest earning assets	5	(1)	4
Total interest earning assets	$9	$1,459	$1,468
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$(7)	$1	$(6)
Checking accounts	(4)	8	4
Certificates of deposit	(107)	(34)	(141)
Federal Home Loan Bank advances:
Long-term advances	41	4	45
Short-term advances	118	98	216
Repurchase agreements and other	32	(345)	(313)
Total interest bearing liabilities	$73	$(268)	(195)
Change in net interest income			$1,663

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $395,000 in the second quarter of 2016, compared to $753,000 in the second quarter of 2015.  The decrease in provision expense during the second quarter of 2016 was driven by a decrease in quantitative factors offset by strong loan growth.  For the second quarter of 2016, net chargeoffs to average outstanding loans was four basis points on an annualized basis.  This compares to 37 basis points for the same period last year.

Noninterest Income. Non-interest income was $5.8 million in the second quarter of 2016 compared to $5.3 million in the second quarter of 2015.  Favorably impacting the change was the benefit of insurance agency income of $516,000 coupled with a 21.1% increase in debit/credit card fees along with a 59.7% increase in brokerage income.  The Company also recognized security gains of $233,000 in the quarter as the investment portfolio is realigned to include higher-yielding municipal securities.  Offsetting these gains were an increase in the valuation adjustment of mortgage servicing rights of $498,000 and, to a lesser extent, a decrease in mortgage banking income of $172,000.

Noninterest Expense. Non-interest expense was $12.9 million for the second quarter of 2016, which represented an increase of $652,000, or 5.3%, from the second quarter of 2015.  Included in this increase were expenses of $307,000 related to the operation of the insurance agency acquired in January 2016.  The efficiency ratio continues to show improvement at 60.81% for the second quarter of 2016 as compared to 63.40% in the same time period last year.

Income Taxes. During the three months ended June 30, 2016, the Company recognized a tax expense of $2.5 million on pre-tax income of $7.9 million, compared to a tax expense of $2.0 million on pre-tax income of $6.2 million for the three months ended June 30, 2015.  The primary reason for the variance was higher pre-tax income.

Material Changes in Results of Operations for the Six Months Ended

June 30, 2016 and June 30, 2015

Net Income. United Community recognized net income for the six months ended June 30, 2016, of $8.7 million, or $0.18 per diluted common share compared to net income of $7.8 million for the six months ended June 30, 2015, or $0.16 per diluted share.

The 10.7% increase in earnings for the first half of 2016, compared to the same period last year, was primarily a result of higher net interest income due to loan growth, the positive impact of the prepayment of a repurchase agreement and higher non-interest income.  These increases were offset partially by a higher provision for loan losses and higher non-interest expenses.

Net Interest Income. Net interest income was $30.2 million in the first six months of 2016 up from the $27.7 million recorded in the first six months of 2015.  Net interest margin increased three basis points to 3.23% for the first half of 2016 compared to 3.20% in the first half of 2015.

Total interest income increased by $2.3 million in the first six months of 2016 compared to the same period in 2015, to $34.4 million from $32.1 million. The increase is a result of an increase in average net loans and loans held for sale, offset by lower yields received on these balances.  Average net loans increased $179.3 million in the first half of 2016 compared to the same period in 2015 and yields declined 23 basis points to 4.14% for the six months ended June 30, 2016 from 4.37% for the same period in 2015. Average loans held for sale increased $6.4 million in the first six months of 2016 compared to the same period in 2015, while yields declined to 3.81% for the six months ended June 30, 2016 from 4.24% for the same period in 2015. Interest income from net loans increased to $28.0 million for the six months ended June 30, 2016 compared to $25.6 million for the same period in 2015, and income from loans held for sale increased to $695,000 for the six months ended June 30, 2016 compared to $635,000 for the same period in 2015.  These increases were partially offset by a decline of $205,000 in income on available for sale and held to maturity securities.

Interest expense decreased by $202,000 in the first half of 2016 to $4.2 million compared to $4.4 million during the same period in 2015. This decrease was due to an eight basis point decline in the average cost of interest-bearing liabilities in the first half of 2016 primarily due to the prepayment of a repurchase agreement in the fourth quarter of 2015. Interest expense related to interest-bearing deposits was $3.1 million in the first six months of 2016 compared to $3.2 million in the first six months of 2015.  Expenses on FHLB advances and securities sold under repurchase agreements and other borrowings were $1.1 million and $11,000 respectively in the first six months of 2016 compared to $607,000 and $635,000 respectively for the same period in 2015.

The following table shows the impact of interest rate and outstanding balance (volume) changes compared to the first six months of last year. The interest rate spread for the six months ended June 30, 2016 and 2015, was 3.11 % and 3.07%, respectively. The net interest margin increased three basis points to 3.23% for the six months ended June 30, 2016 compared to 3.20% for the same period in 2015.

	For the Six Months Ended June 30,
	2016 vs. 2015
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(1,208)	$3,615	$2,407
Loans held for sale	(52)	112	60
Securities:
Available for sale-taxable	65	(1,889)	(1,824)
Available for sale-nontaxable	315	315	630
Held to maturity-taxable	550	551	1,101
Held to maturity-nontaxable	—	161	161
Federal Home Loan Bank stock	2	—	2
Other interest earning assets	15	(2)	13
Total interest earning assets	$(313)	$2,863	$2,550
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$(7)	$2	$(5)
Checking accounts	26	14	40
Certificates of deposit	(111)	12	(99)
Federal Home Loan Bank advances:
Long-term advances	134	8	142
Short-term advances	106	238	344
Repurchase agreements and other	(1)	(623)	(624)
Total interest bearing liabilities	$147	$(349)	(202)
Change in net interest income			$2,752

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $2.5 million in the first six months of 2016, compared to $569,000 in the first six months of 2015.  The increase in provision expense during the first six months of 2016 was driven by strong loan growth.  Additionally, the Company recorded a charge of $2.2 million during the first quarter of 2016, related to one long-held nonresidential commercial real estate loan.  For the six months ended June 30, 2016, net chargeoffs to average outstanding loans was 46 basis points on an annualized basis.  This compares to 23 basis points for the same period last year.

Noninterest Income. Non-interest income was $10.4 million in the first half of 2016 compared to $9.4 million in the comparable period last year.  Positively impacting the comparison was the benefit of insurance agency income totaling $818,000.  Also contributing to the change was an increase of 11.7% of deposit related fees along with an increase of 28.9% in brokerage income and a 14.9% increase in debit/credit card fees, for a total of $698,000.  The first half also saw security gains totaling $386,000.  These increases were partially offset by a $772,000 negative valuation adjustment of mortgage servicing rights.

Noninterest Expense. Non-interest expense was $25.3 million for the six months ended June 30, 2016, which represented an increase of $435,000, or 1.7%, from the six months ended June 30, 2015.  As in the quarter to quarter comparison, the acquisition of the insurance company and its operating expenses to date of $517,000 negatively impacted the current six months.  After giving consideration to the new acquisition, non-interest expense was essentially flat, in comparison to the same period last year.  The efficiency ratio was 62.34% for the first six months of 2016 compared to 66.64% for the same period last year.

Income Taxes. During the six months ended June 30, 2016, the Company recognized a tax expense of $4.1 million on pre-tax income of $12.8 million, compared to a tax expense of $3.9 million on pre-tax income of $11.7 million for the six months ended June 30, 2015.  The primary reason for the variance was higher pre-tax income and the Company’s investment in non-taxable municipal securities.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At June 30, 2016, approximately $220.4 million of Home Savings’ certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At June 30, 2016, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $450.0 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended June 30, 2016 and 2015. Average balance calculations were based on daily balances.

	For the Three Months Ended June 30,
	2016			2015
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,369,683	$14,186	4.14%	$1,190,446	$12,891	4.33%
Loans held for sale	37,521	363	3.87%	33,268	341	4.10%
Securities:
Available for sale-taxable	315,583	1,781	2.26%	485,576	2,678	2.21%
Available for sale-nontaxable (2)	42,394	440	4.15%	—	—	—%
Held to maturity-taxable	95,933	524	2.18%	—	—	—%
Held to maturity-nontaxable (2)	12,971	96	2.96%	2,184	18	3.30%
Federal Home Loan Bank stock	18,068	180	3.98%	18,068	178	3.94%
Other interest earning assets	18,978	15	0.32%	22,928	11	0.19%
Total interest earning assets	1,911,131	17,585	3.68%	1,752,470	16,117	3.68%
Non-interest earning assets	132,780			129,858
Total assets	$2,043,911			$1,882,328
Interest bearing liabilities:
Deposits:
Checking accounts	$505,284	261	0.21%	$489,690	257	0.21%
Savings accounts	291,820	34	0.05%	283,070	40	0.06%
Certificates of deposit	434,053	1,201	1.11%	445,707	1,342	1.20%
Federal Home Loan Bank advances
Long-term advances	47,237	307	2.60%	46,458	262	2.26%
Short-term advances	246,967	256	0.41%	103,093	40	0.16%
Repurchase agreements and other	527	6	4.55%	30,550	319	4.18%
Total interest bearing liabilities	$1,525,888	2,065	0.54%	$1,398,568	2,260	0.65%
Non-interest bearing liabilities
Non-interest bearing deposits	241,098			209,174
Other non-interest bearing liabilities	29,751			29,467
Total non-interest bearing liabilities	270,849			238,641
Total liabilities	$1,796,737			$1,637,209
Shareholders’ equity	247,174			245,119
Total liabilities and equity	$2,043,911			$1,882,328
Net interest income and interest rate spread		$15,520	3.14%		$13,857	3.03%
Net interest margin			3.25%			3.16%
Average interest earning assets to average interest bearing liabilities			125.25%			125.30%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the six months ended June 30, 2016 and 2015. Average balance calculations were based on daily balances.

	For the Six Months Ended June 30,
	2016			2015
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,350,474	$27,988	4.14%	$1,171,195	$25,581	4.37%
Loans held for sale	36,440	695	3.81%	29,969	635	4.24%
Securities:
Available for sale-taxable	326,306	3,716	2.28%	492,139	5,540	2.25%
Available for sale-nontaxable (2)	30,362	630	4.15%	—	—	—%
Held to maturity-taxable	97,488	1,101	2.26%	—	—	—%
Held to maturity-nontaxable (2)	11,673	179	3.07%	1,098	18	3.28%
Federal Home Loan Bank stock	18,068	362	4.01%	18,068	360	3.98%
Other interest earning assets	18,554	30	0.32%	21,652	17	0.16%
Total interest earning assets	1,889,365	34,701	3.67%	1,734,121	32,151	3.71%
Non-interest earning assets	132,985			130,978
Total assets	$2,022,350			$1,865,099
Interest bearing liabilities:
Deposits:
Checking accounts	$493,318	527	0.21%	$479,513	487	0.20%
Savings accounts	287,856	75	0.05%	280,630	80	0.06%
Certificates of deposit	440,756	2,506	1.14%	438,738	2,605	1.19%
Federal Home Loan Bank advances
Long-term advances	47,140	596	2.53%	46,360	454	1.96%
Short-term advances	241,857	497	0.41%	112,483	153	0.27%
Repurchase agreements and other	530	11	4.15%	30,552	635	4.16%
Total interest bearing liabilities	$1,511,457	4,212	0.56%	$1,388,276	4,414	0.64%
Non-interest bearing liabilities
Non-interest bearing deposits	234,714			202,648
Other non-interest bearing liabilities	28,346			28,539
Total non-interest bearing liabilities	263,060			231,187
Total liabilities	$1,774,517			$1,619,463
Shareholders’ equity	247,833			245,636
Total liabilities and equity	$2,022,350			$1,865,099
Net interest income and interest rate spread		$30,489	3.11%		$27,737	3.07%
Net interest margin			3.23%			3.20%
Average interest earning assets to average interest bearing liabilities			125.00%			124.91%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates.  As noted, for the year ended December 31, 2015, and the quarter ended June 30, 2016, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended June 30, 2016
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.67%	6.00%	(0.97)%	30.00%	$(5,765)	(20.00)%	(9.37)%
300	12.30%	6.00%	(0.34)%	25.00%	(4,133)	(15.00)%	(6.72)%
200	12.86%	7.00%	0.22%	20.00%	(2,519)	(10.00)%	(4.09)%
100	13.07%	7.00%	0.43%	15.00%	(1,230)	(5.00)%	(2.00)%
Static	12.64%	9.00%	—%	0.00%	—	—%	—%

Year Ended December 31, 2015
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.91%	6.00%	(1.71)%	30.00%	$(4,740)	(20.00)%	(7.95)%
300	12.59%	6.00%	(1.03)%	25.00%	(3,585)	(15.00)%	(6.01)%
200	13.19%	7.00%	(0.43)%	20.00%	(2,484)	(10.00)%	(4.16)%
100	13.65%	7.00%	0.03%	15.00%	(1,365)	(5.00)%	(2.29)%
Static	13.62%	9.00%	—%	0.00%	—	—%	—%

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

ITEM 4. Controls and Procedures.

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2016. Based on their evaluation, the Chief Executive Officer and Principal Accounting Officer have concluded that United Community’s disclosure controls and procedures as of June 30, 2016, were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act (i) was recorded, processed, summarized and reported on a timely basis, including those controls and procedures designed to ensure that such information is accumulated and communicated to management, including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2016, there were no changes in United Community’s internal controls over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal controls over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no significant changes in United Community’s risk factors as outlined in United Community’s Annual Report on Form 10-K for the year ended December 31, 2015.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Not applicable.
(b)	Not applicable
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended June 30, 2016:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
April 1 through April 30, 2016 (1)	67,952	$5.95	43,800	2,772,448
May 1 through May 31, 2016	352,068	$6.04	352,068	2,420,380
June 1 through June 30, 2016	669,645	$5.99	669,646	1,750,734
Total	1,089,665	$6.00	1,065,514	1,750,734

(1)

In April 2016, United Community purchased 24,152 shares at an average price of $5.91 per share from employees that used shares to pay employment taxes during the period.  The purchase of these shares was not part of United Community’s share repurchase program.

(2)

United Community’s stock repurchase program was publicly announced on December 29, 2014 in a press release, which can be found in United Community’s Form 8-K filed on December 29, 2014.  The repurchase program initially permitted the purchase of up to 2,500,000 shares.  On May 2, 2016, United Community publicly announced in a press release that United Community’s board of directors has authorized the purchase of another 2,500,000 share pursuant to the stock repurchase program.  This press release can be found in United Community’s Form 8-K filed on May 2, 2016.  There is no expiration date or specified purchase price for the plan.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4.  Mine Safety Disclosures

Not applicable

ITEM 5.  Other Information

Not applicable

ITEM 6. Exhibits.

Exhibit Number	Description
3.1	Articles of Incorporation (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only – not filed with the Ohio Secretary of State]
3.2	Amended Code of Regulations
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Principal Accounting Officer
32	Section 1350 Certifications by Chief Executive Officer and Chief Financial Officer
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: August 5, 2016	/s/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: August 5, 2016	/s/ Timothy W. Esson
Timothy W. Esson Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.2

Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343, Exhibit 3.2.