Form 10-Q
period 2016-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2016-11-08
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 46,550,370 common shares as of October 31, 2016.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$23,861	$20,528
Federal funds sold	20,087	15,382
Total cash and cash equivalents	43,948	35,910
Securities:
Available for sale, at fair value	354,469	357,670
Held to maturity, (fair value of $105,209 and $109,644, respectively)	103,202	110,699
Loans held for sale, at lower of cost or market	378	9,085
Loans held for sale, at fair value	59,967	26,716
Loans, net of allowance for loan losses of $18,234 and $17,712	1,473,949	1,316,192
Federal Home Loan Bank stock, at cost	18,068	18,068
Premises and equipment, net	20,565	20,678
Accrued interest receivable	6,066	5,978
Real estate owned and other repossessed assets, net	1,793	2,727
Goodwill and other intangible assets	1,538	—
Core deposit intangible	6	30
Cash surrender value of life insurance	55,474	54,366
Other assets	20,811	29,870
Total assets	$2,160,234	$1,987,989
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Interest bearing	$1,220,120	$1,208,238
Non-interest bearing	252,923	227,505
Total deposits	1,473,043	1,435,743
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	47,561	46,975
Short-term Federal Home Loan Bank advances	358,000	232,000
Total Federal Home Loan Bank advances	405,561	278,975
Repurchase agreements and other	517	535
Total borrowed funds	406,078	279,510
Advance payments by borrowers for taxes and insurance	14,758	21,174
Accrued interest payable	117	53
Accrued expenses and other liabilities	9,835	7,264
Total liabilities	1,903,831	1,743,744
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 46,542,388 and 47,517,644 shares, respectively, outstanding	173,884	174,304
Retained earnings	149,249	140,819
Accumulated other comprehensive income (loss)	(10,251)	(19,220)
Treasury stock, at cost, 7,596,522 and 6,621,266 shares, respectively	(56,479)	(51,658)
Total shareholders’ equity	256,403	244,245
Total liabilities and shareholders’ equity	$2,160,234	$1,987,989

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Interest income
Loans	$14,633	$13,426	$42,618	$39,007
Loans held for sale	482	390	1,177	1,025
Securities available for sale, nontaxable	339	—	752	—
Securities available for sale, taxable	1,630	2,599	5,346	8,139
Securities held to maturity, nontaxable	66	33	183	45
Securities held to maturity, taxable	466	17	1,567	17
Federal Home Loan Bank stock dividends	180	181	542	541
Other interest earning assets	19	8	49	25
Total interest income	17,815	16,654	52,234	48,799
Interest expense
Deposits	1,389	1,690	4,497	4,862
Federal Home Loan Bank advances	661	340	1,754	947
Repurchase agreements and other	5	323	16	958
Total interest expense	2,055	2,353	6,267	6,767
Net interest income	15,760	14,301	45,967	42,032
Provision for loan losses	1,344	673	3,894	1,242
Net interest income after provision for loan losses	14,416	13,628	42,073	40,790
Non-interest income
Insurance agency income	451	—	1,269	—
Brokerage income	337	259	1,033	799
Deposit related fees	1,418	1,405	4,106	3,811
Mortgage servicing fees	715	683	2,114	2,038
Mortgage servicing rights valuation	25	(138)	(702)	(92)
Mortgage servicing rights amortization	(525)	(449)	(1,560)	(1,355)
Other service fees	43	19	108	56
Net gains (losses):
Securities available for sale (includes $218, $0, $604 and $11, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	218	—	604	11
Mortgage banking income	1,957	1,709	5,208	5,303
Real estate owned and other repossessed assets, net	—	(119)	(76)	(311)
Debit/credit card fees	915	1,036	2,916	2,777
Other income	449	468	1,421	1,229
Total non-interest income	6,003	4,873	16,441	14,266
Non-interest expense
Salaries and employee benefits (includes $(445), $0, $(1,001) and $0, respectively, accumulated other comprehensive income reclassifications from prior service credit on postretirement plan).	6,950	6,894	21,224	20,968
Occupancy	847	819	2,564	2,505
Equipment and data processing	1,926	1,714	5,648	5,105
Financial institutions tax	411	272	1,284	924
Advertising	290	183	638	546
Amortization of intangible assets	72	14	95	41
FDIC insurance premiums	155	313	768	946
Other insurance premiums	89	84	251	253
Legal and consulting fees	211	361	622	889
Other professional fees	341	469	762	1,231
Real estate owned and other repossessed asset expenses	41	134	190	293
Other expenses	1,645	1,028	4,256	3,473
Total non-interest expenses	12,978	12,285	38,302	37,174
Income before income taxes	7,441	6,216	20,212	17,882
Income tax expense (includes $232, $0, $561 and $4 income tax expense from reclassification items)	2,288	2,073	6,409	5,928
Net income	$5,153	$4,143	$13,803	$11,954

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net income	$5,153	$4,143	$13,803	$11,954
Other comprehensive income
Unrealized gain (loss) on securities, available for sale, net of reclassifications and tax of $(737), $2,767, $5,117, and $1,664, respectively	(1,369)	5,138	9,502	3,091
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $25, $0, $63 and $0, respectively	47	—	118	—
Accretion of unrecognized actuarial gains and amortization of prior service credit on postretirement plan, net of tax of $(156), $0, $(350) and $0, respectively recognized in net income	(289)	—	(651)	—
Total other comprehensive income	(1,611)	5,138	8,969	3,091
Comprehensive income	$3,542	$9,281	$22,772	$15,045
Earnings per share
Basic	$0.11	$0.09	$0.29	$0.25
Diluted	0.11	0.09	0.29	0.24

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2016	47,517,644	$174,304	$140,819	$(19,220)	$(51,658)	$244,245
Net income			13,803			13,803
Other comprehensive income				8,969		8,969
Stock option exercises	165,405		(782)		1,244	462
Stock option expense		8				8
Restricted stock grants	192,874	(1,157)	(328)		1,485	—
Restricted stock forfeitures	(2,928)	13	14		(27)	—
Restricted stock expense		716				716
Purchase of James & Sons Insurance	262,705		(501)		2,048	1,547
Cash dividend payments ($0.08 per share)			(3,776)			(3,776)
Treasury stock purchases	(1,593,312)				(9,571)	(9,571)
Balance September 30, 2016	46,542,388	$173,884	$149,249	$(10,251)	$(56,479)	$256,403

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2015	49,239,004	$174,385	$128,512	$(19,998)	$(42,764)	$240,135
Net income			11,954			11,954
Other comprehensive income				3,091		3,091
Stock option exercises	13,000		(87)		113	26
Stock option expense		19				19
Restricted stock grants	139,986	(744)	(469)		1,213	—
Restricted stock forfeitures	(8,091)	6	12		(52)	(34)
Restricted stock expense		549				549
Cash dividend payments ($0.05 per share)			(2,179)			(2,179)
Treasury stock purchases	(1,770,317)				(9,632)	(9,632)
Balance September 30, 2015	47,613,582	$174,215	$137,743	$(16,907)	$(51,122)	$243,929

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$13,803	$11,954
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,894	1,242
Mortgage banking income	(3,003)	(3,467)
Changes in fair value on loans held for sale	(2,205)	(1,836)
Net losses on real estate owned and other repossessed assets sold	76	311
Net gain on available for sale securities sold	(604)	(11)
Net gain on other assets sold	(2)	(21)
Amortization of premiums and accretion of discounts	5,320	770
Depreciation and amortization	1,729	1,594
Net change in interest receivable	(88)	233
Net change in interest payable	64	48
Net change in prepaid and other assets	(3,040)	3,824
Net change in other liabilities	2,570	(211)
Stock based compensation	724	568
Net principal disbursed on loans originated for sale	(214,201)	(164,356)
Proceeds from sale of loans held for sale	192,994	150,803
Net change in deferred tax assets	5,707	5,541
Cash surrender value of life insurance	(1,108)	(1,081)
Net change in interest rate caps	3	175
Net cash from operating activities	2,633	6,080
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	21,896	26,486
Proceeds from the principal repayments and maturities of securities held to maturity	10,270	—
Proceeds from the sale of securities available for sale	33,702	5,153
Proceeds from the sale of real estate owned and other repossessed assets	1,671	1,905
Proceeds from the sale of loans held for investment	1	514
Proceeds from the sale of premises and equipment	2	154
Purchases of premises and equipment	(1,591)	(1,238)
Principal disbursed on loans, net of repayments	(129,388)	(122,796)
Loans purchased	(33,203)	(9,569)
Purchase of securities available for sale	(38,843)	—
Purchase of securities held to maturity	(3,200)	(9,290)
Purchase of bank owned life insurance	—	(7,000)
Net cash received in acquisition	107	—
Net cash from investing activities	(138,576)	(115,681)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	44,937	50,404
Net (decrease) increase in certificates of deposit	(7,637)	12,244
Net decrease in advance payments by borrowers for taxes and insurance	(6,416)	(5,544)
Net change in short-term FHLB advances	126,000	76,000
Repayments of repurchase agreements and other borrowed funds	(18)	(18)
Proceeds from the exercise of stock options	462	26
Dividends paid	(3,776)	(2,179)
Purchase of treasury stock	(9,571)	(9,632)
Net cash from financing activities	143,981	121,301
Change in cash and cash equivalents	8,038	11,700
Cash and cash equivalents, beginning of period	35,910	32,980
Cash and cash equivalents, end of period	$43,948	$44,680

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

The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the year ending December 31, 2016. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2015.

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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of the ASU is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. The ASU’s amendments add or clarify guidance on eight cash flow issues:

•	Debt prepayment or debt extinguishment costs.
•	Settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing.
•	Contingent consideration payments made after a business combination.
•	Proceeds from the settlement of insurance claims.
•	Proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies.
•	Distributions received from equity method investees.
•	Beneficial interests in securitization transactions.
•	Separately identifiable cash flows and application of the predominance principle.

For public business entities, the guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. For all other entities, it is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable.  Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.

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

There were no stock options granted in the three and nine months ended September 30, 2016 and there were 2,259 and 6,618 stock options granted in the three and nine months ended September 30, 2015, respectively. The options must be exercised within 10 years from the date of grant.  Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $2,000 and $8,000 in stock option expense for the three and nine months ended September 30, 2016, respectively.  The Company recognized $6,000 and $19,000 in stock option expense for the three and nine months ended September 30, 2015, respectively. The Company expects to recognize additional expense of $1,000 for the remainder of 2016, and $1,000 in 2017.

A summary of activity in the plans is as follows:

	For the nine months ended
	September 30, 2016
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	572,323	$2.56
Granted	—
Exercised	(165,405)	2.80
Forfeited and expired	(1,200)	2.10
Outstanding at end of period	405,718	2.47	$1,876
Options exercisable at end of period	397,419	2.41	$1,868

Information related to the stock option plans for the nine months ended September 30, 2016 and 2015 follows:

	September 30, 2016	September 30, 2015
Intrinsic value of options exercised	$630,694	$43,641
Cash received from option exercises	462,000	26,000
Tax benefit realized from option exercises	—	—
Weighted average fair value of options granted, per share	$—	$1.70

As of September 30, 2016, the cost of nonvested stock options is expected to be recognized over a weighted-average period of 6 months.

The Company did not grant options during the three and nine months ended September 30, 2016.  The fair value of options granted during the three and nine months ended September 30, 2015 was determined using the following weighted-average assumptions as of the grant date:

	Three months ended	Nine months ended
	September 30, 2015	September 30, 2015
Risk-free interest rate	1.63%	1.49%
Expected term (years)	5	5
Expected stock volatility	35.05%	35.95%
Dividend yield	0.74%	0.74%

Outstanding stock options at September 30, 2016 have a weighted average remaining life of 3.60 years and may be exercised in the range of $1.20 to $5.89.

Restricted Stock Awards:

The 2007 Plan permitted and the 2015 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at September 30, 2016 aggregated 343,178, of which 9,976 will vest during the remainder of 2016, 142,003 will vest in 2017, 97,928 will vest in 2018 and 93,271 will vest in 2019. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the fair value of the shares at the grant date. The Company recognized approximately $254,000 and $716,000 in restricted stock award expenses for the three and nine months ended September 30, 2016, respectively. The Company recognized approximately $183,000 and $549,000 in restricted stock award expense for the three and nine months ended September 30, 2015, respectively.  The Company expects to recognize additional expenses of approximately $240,000 in 2016, $614,000 in 2017, $409,000 in 2018 and $136,000 in 2019.  The total average per share fair value of shares vested during the nine months ended September 30, 2016 was $5.87.

A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2016 is as follows:

	For the nine months ended
	September 30, 2016
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	260,490	$4.68
Granted	192,874	$6.00
Vested	(107,258)	$4.58
Forfeited	(2,928)	$4.53
Nonvested shares at end of period	343,178	$5.45

Executive Incentive Plan

The Executive Incentive Plan (EIP) provides incentive compensation awards to certain officers of the Company. Executive incentive awards are generally based upon the actual performance of the Company and individual participant performance for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the EIP are calculated, they are paid 80% in cash and 20% in restricted stock. The restricted stock vests equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $96,000 and $265,000 in expense for the restricted stock portion of the EIP for the three and nine months ended September 30, 2016, respectively and $306,000 and $924,000 for the cash portion of the EIP for the three and nine months ended September 30, 2016, respectively.  The Company incurred $63,000 and $193,000 in expense for the restricted stock portion of the EIP for the three and nine months ended September 30, 2015 and $244,000 and $731,000 for the cash portion of the EIP for the three and nine months ended September 30, 2015, respectively.  Restricted stock expenses for the EIP are included in the total restricted stock expenses discussed above.

Long-term Incentive Plan

The Long-term Incentive Plan (LTIP) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (PSUs).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $96,000 and $289,000 for the LTIP for the three and nine months ended September 30, 2016, respectively. The Company incurred $1,000 and $72,000 in expense for the LTIP for the three and nine months ended September 30, 2015, respectively.

4.	SECURITIES

Components of the available for sale portfolio are as follows:

	September 30, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$188,311	$7,416	$—	$195,727
States of the U.S. and political subdivisions	49,409	1,357	(1)	50,765
Mortgage-backed GSE securities: residential	105,963	2,014	—	107,977
Total	$343,683	$10,787	$(1)	$354,469

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$221,500	$159	$(3,009)	$218,650
States of the U.S. and political subdivisions	10,848	192	—	11,040
Mortgage-backed GSE securities: residential	129,155	55	(1,230)	127,980
Total	$361,503	$406	$(4,239)	$357,670

Components of held to maturity securities portfolio are as follows:

	September 30, 2016
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$89,642	$1,646	$—	$91,288
States of the U.S. and political subdivisions	13,560	361	—	13,921
Total	$103,202	$2,007	$—	$105,209

	December 31, 2015
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$100,322	$—	$(1,203)	$99,119
States of the U.S. and political subdivisions	10,377	148	—	10,525
Total	$110,699	$148	$(1,203)	$109,644

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	September 30, 2016
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	173,563	180,115
Due after ten years	64,157	66,377
Mortgage-backed GSE securities: residential	105,963	107,977
Total	$343,683	$354,469

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	September 30, 2016
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$4,300	$4,318
Due after one year through five years	—	—
Due after five years through ten years	4,268	4,429
Due after ten years	4,992	5,174
Mortgage-backed GSE securities: residential	89,642	91,288
Total	$103,202	$105,209

Securities pledged for public funds were approximately $150.6 million at September 30, 2016 and $107.1 million at December 31, 2015.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at  September 30, 2016 are as follows:

September 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$—	$—	$—	$—	$—	$—
States of the U.S. and political subdivisions	1,615	(1)	—	—	1,615	(1)
Mortgage-backed GSE securities: residential	—	—	—	—	—	—
Total temporarily impaired securities	$1,615	$(1)	$—	$—	$1,615	$(1)

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at December 31, 2015 are as follows:

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$139,876	$(1,654)	$55,055	$(1,355)	$194,931	$(3,009)
Mortgage-backed GSE securities: residential	100,585	(842)	14,278	(388)	114,863	(1,230)
Total temporarily impaired securities	$240,461	$(2,496)	$69,333	$(1,743)	$309,794	$(4,239)

Securities held to maturity that have been in an unrecognized loss position for less than twelve months or twelve months or more are as follows:

	September 30, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$—	$—	$28,626	$(182)	$28,626	$(182)
States of the U.S. and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$28,626	$(182)	$28,626	$(182)

	December 31, 2015
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	22,723	(289)	76,396	(2,390)	99,119	(2,679)
Total temporarily impaired securities	$22,723	$(289)	$76,396	$(2,390)	$99,119	$(2,679)

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

There were no U.S. Treasury and government sponsored entities (GSE) securities that were temporarily impaired at September 30, 2016.  All of the U.S. Treasury and government sponsored entities (GSE) securities that were temporarily impaired at December 31, 2015, were impaired due to the level of interest rates at that time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income as of December 31, 2015 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

All of the obligations of U.S. states and political subdivisions that were temporarily impaired at September 30, 2016, were impaired due to the level of interest rates at that time.  Unrealized losses on these securities have not been recognized into income as of September 30, 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

All of the mortgage-backed securities that were temporarily impaired at September 30, 2016 and December 31, 2015, were issued by U.S. government sponsored agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2016 or December 31, 2015. The Company expects to realize all interest and principal on these securities.

Proceeds from the sale of available for sale securities were $5.2 million and $0, for the three months ended September 30, 2016 and 2015, respectively.  Gross gains of $218,000 and $0 were realized on these sales during the three months ended September 30, 2016 and 2015, respectively.  Income tax expense related to net realized gains was $76,000 and $0 for the three months ended September 30, 2016 and 2015, respectively.

Proceeds from the sale of available for sale securities were $33.7 million and $5.2 million for the nine months ended September 30, 2016 and 2015, respectively.  Gross gains of $604,000 and $11,000 were realized on these sales during the nine months ended September 30, 2016 and 2015, respectively. Income tax expense related to net realized gains was $211,000 and $4,000 for the nine months ended September 30, 2016 and 2015, respectively.

5.	LOANS

Portfolio loans consist of the following:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Commercial loans
Multifamily	$107,066	$80,170
Nonresidential	225,699	175,456
Land	9,401	9,301
Construction	45,137	38,812
Secured	96,331	63,182
Unsecured	10,549	2,831
Total commercial loans	494,183	369,752
Residential mortgage loans
One-to four-family	755,893	733,685
Construction	35,875	40,898
Total residential mortgage loans	791,768	774,583
Consumer loans
Home equity	162,979	161,338
Auto	28,269	11,348
Marine	1,859	2,699
Recreational vehicle	8,199	10,656
Other	2,545	2,217
Total consumer loans	203,851	188,258
Total loans	1,489,802	1,332,593
Less:
Allowance for loan losses	18,234	17,712
Deferred loan costs, net	(2,381)	(1,311)
Total	15,853	16,401
Loans, net	$1,473,949	$1,316,192

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of September 30, 2016 and December 31, 2015 and activity for the three and nine months ended September 30, 2016 and 2015.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended September 30, 2016
Beginning balance	$8,958	$5,644	$2,570	$17,172
Provision	842	268	234	1,344
Charge-offs	(533)	(166)	(222)	(921)
Recoveries	527	20	92	639
Ending balance	$9,794	$5,766	$2,674	$18,234
For the nine months ended September 30, 2016
Beginning balance	$8,077	$6,630	$3,005	$17,712
Provision (recovery)	4,055	(359)	198	3,894
Charge-offs	(3,026)	(612)	(977)	(4,615)
Recoveries	688	107	448	1,243
Ending balance	$9,794	$5,766	$2,674	$18,234
September 30, 2016
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,016	$1,342	$516	$2,874
Loans collectively evaluated for impairment	8,778	4,424	2,158	15,360
Ending balance	$9,794	$5,766	$2,674	$18,234
Period-end balances:
Loans individually evaluated for impairment	$13,697	$17,848	$8,708	$40,253
Loans collectively evaluated for impairment	480,486	773,920	195,143	1,449,549
Ending balance	$494,183	$791,768	$203,851	$1,489,802

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
For the three months ended September 30, 2015
Beginning balance	$6,389	$7,082	$3,410	$16,881
Provision (recovery)	1,375	(348)	(354)	673
Charge-offs	(252)	(83)	(178)	(513)
Recoveries	189	66	186	441
Ending balance	$7,701	$6,717	$3,064	$17,482
For the nine months ended September 30, 2015
Beginning balance	$5,690	$8,517	$3,480	$17,687
Provision (recovery)	2,548	(1,498)	192	1,242
Charge-offs	(1,047)	(576)	(1,068)	(2,691)
Recoveries	510	274	460	1,244
Ending balance	$7,701	$6,717	$3,064	$17,482
December 31, 2015
Period-end amount allocated to:
Loans individually evaluated for impairment	$568	$1,541	$707	$2,816
Loans collectively evaluated for impairment	7,509	5,089	2,298	14,896
Ending balance	$8,077	$6,630	$3,005	$17,712
Period-end balances:
Loans individually evaluated for impairment	$9,698	$19,348	$10,613	$39,659
Loans collectively evaluated for impairment	360,054	755,235	177,645	1,292,934
Ending balance	$369,752	$774,583	$188,258	$1,332,593
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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  As of September 30, 2016, the Company evaluated 17 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

The following table presents loans individually evaluated for impairment by class of loans as of and for nine months ended September 30, 2016:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$59	$—	$—	$—	$—	$—
Nonresidential	952	149	—	248	4	4
Land	3,922	134	—	322	—	—
Construction	3,594	—	—	—	—	—
Secured	3,743	3,700	—	3,700	—	—
Unsecured	821	—	—	—	7	7
Total commercial loans	13,091	3,983	—	4,270	11	11
Residential mortgage loans
One-to four-family	7,401	5,727	—	6,049	55	49
Construction	—	—	—	—	—	—
Total residential mortgage loans	7,401	5,727	—	6,049	55	49
Consumer loans
Home equity	1,728	1,272	—	1,415	14	14
Auto	13	8	—	10	—	—
Marine	543	301	—	294	—	—
Recreational vehicle	637	322	—	241	4	4
Other	—	—	—	3	—	—
Total consumer loans	2,921	1,903	—	1,963	18	18
Total	$23,413	$11,613	$—	$12,282	$84	$78
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	11,660	9,164	935	7,911	208	206
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	616	550	81	692	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	12,276	9,714	1,016	8,603	208	206
Residential mortgage loans
One-to four-family	12,123	12,121	1,342	12,587	423	373
Construction	—	—	—	—	—	—
Total residential mortgage loans	12,123	12,121	1,342	12,587	423	373
Consumer loans
Home equity	5,997	5,997	435	6,592	257	238
Auto	—	—	—	—	—	—
Marine	153	153	4	158	6	4
Recreational vehicle	655	655	77	815	20	19
Other	—	—	—	2	—	—
Total consumer loans	6,805	6,805	516	7,567	283	261
Total	31,204	28,640	2,874	28,757	914	840
Total impaired loans	$54,617	$40,253	$2,874	$41,039	$998	$918

The following tables present loans individually evaluated for impairment by class of loans as of and for nine months ended September 30, 2015:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$169	$—	$—	$43	$4	$4
Nonresidential	1,780	369	—	2,708	5	5
Land	3,922	484	—	511	—	—
Construction	1,126	—	—	116	—	—
Secured	3,890	3,700	—	3,701	—	—
Unsecured	1,248	—	—	—	—	—
Total commercial loans	12,135	4,553	—	7,079	9	9
Residential mortgage loans
One-to four-family	5,374	3,914	—	4,373	56	50
Construction	—	—	—	—	—	—
Total residential mortgage loans	5,374	3,914	—	4,373	56	50
Consumer loans
Home equity	1,709	1,179	—	1,377	14	12
Auto	27	19	—	28	—	—
Marine	499	273	—	250	2	2
Recreational vehicle	94	65	—	70	2	2
Other	—	—	—	—	—	—
Total consumer loans	2,329	1,536	—	1,725	18	16
Total	$19,838	$10,003	$—	$13,177	$83	$75
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$23	$—	$—
Nonresidential	5,324	5,144	584	5,303	101	99
Land	—	—	—	—	—	—
Construction	2,815	327	42	595	—	—
Secured	324	324	3	324	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	8,463	5,795	629	6,245	101	99
Residential mortgage loans
One-to four-family	14,390	14,390	1,596	14,626	497	439
Construction	—	—	—	—	—	—
Total residential mortgage loans	14,390	14,390	1,596	14,626	497	439
Consumer loans
Home equity	8,336	8,336	628	8,931	344	321
Auto	—	—	—	4	—	—
Marine	—	—	—	—	—	—
Recreational vehicle	589	589	117	685	9	9
Other	—	—	—	—	—	—
Total consumer loans	8,925	8,925	745	9,620	353	330
Total	31,778	29,110	2,970	30,491	951	868
Total impaired loans	$51,616	$39,113	$2,970	$43,668	$1,034	$943

The following table present loans individually evaluated for impairment by class of loans as of December 31, 2015:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$165	$—	$—
Nonresidential	1,215	306	—
Land	3,922	384	—
Construction	3,593	—	—
Secured	3,884	3,700	—
Unsecured	1,132	—	—
Total commercial loans	13,911	4,390	—
Residential mortgage loans
One-to four-family	7,607	5,866	—
Construction	—	—	—
Total residential mortgage loans	7,607	5,866	—
Consumer loans
Home equity	2,245	1,718	—
Auto	20	14	—
Marine	496	271	—
Recreational vehicle	121	78	—
Other	3	3	—
Total consumer loans	2,885	2,084	—
Total	$24,403	$12,340	$—
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	5,164	4,984	565
Land	—	—	—
Construction	—	—	—
Secured	324	324	3
Unsecured	—	—	—
Total commercial loans	5,488	5,308	568
Residential mortgage loans
One-to four-family	13,482	13,482	1,541
Construction	—	—	—
Total residential mortgage loans	13,482	13,482	1,541
Consumer loans
Home equity	7,236	7,236	522
Auto	—	—	—
Marine	163	163	3
Recreational vehicle	1,122	1,122	181
Other	8	8	1
Total consumer loans	8,529	8,529	707
Total	27,499	27,319	2,816
Total impaired loans	$51,902	$39,659	$2,816

The following tables present loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2016:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	238	1	1
Land	259	—	—
Construction	—	—	—
Secured	3,700	—	—
Unsecured	—	—	—
Total commercial loans	4,197	1	1
Residential mortgage loans
One-to four-family	6,125	19	19
Construction	—	—	—
Total residential mortgage loans	6,125	19	19
Consumer loans
Home equity	1,306	9	9
Auto	9	—	—
Marine	302	—	—
Recreational vehicle	298	1	1
Other	2	—	—
Total consumer loans	1,917	10	10
Total	$12,239	$30	$30
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	8,868	84	84
Land	—	—	—
Construction	—	—	—
Secured	742	—	—
Unsecured	—	—	—
Total commercial loans	9,610	84	84
Residential mortgage loans
One-to four-family	12,077	132	127
Construction	—	—	—
Total residential mortgage loans	12,077	132	127
Consumer loans
Home equity	6,138	77	76
Auto	—	—	—
Marine	155	2	2
Recreational vehicle	724	6	6
Other	—	—	—
Total consumer loans	7,017	85	84
Total	28,704	301	295
Total impaired loans	$40,943	$331	$325

The following tables present loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2015:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$—	$1	$1
Nonresidential	1,400	1	1
Land	490	—
Construction	44	—	—
Secured	3,700	—	—
Unsecured	—	—	—
Total commercial loans	5,634	2	2
Residential mortgage loans
One-to four-family	4,163	26	24
Construction	—	—	—
Total residential mortgage loans	4,163	26	24
Consumer loans
Home equity	1,284	4	4
Auto	21	—	—
Marine	279	—	—
Recreational vehicle	66	1	—
Other	—	—	—
Total consumer loans	1,650	5	4
Total	$11,447	$33	$30
With a specific allowance recorded
Commercial loans
Multifamily	$43	$—	$—
Nonresidential	5,643	26	26
Land	—	—	—
Construction	327	—	—
Secured	324	—	—
Unsecured	—	—	—
Total commercial loans	6,337	26	26
Residential mortgage loans
One-to four-family	14,609	173	166
Construction	—	—	—
Total residential mortgage loans	14,609	173	166
Consumer loans
Home equity	8,445	117	116
Auto	2	—	—
Marine	—	—	—
Recreational vehicle	647	—	—
Other	—	—	—
Total consumer loans	9,094	117	116
Total	30,040	316	308
Total impaired loans	$41,487	$349	$338

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any chargeoffs or partial chargeoffs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

Within secured and nonresidential impaired loans, there are two related credits with a total principal balance outstanding of $6.9 million.  The source of repayment for the loan resides in funds held in escrow by a court that has administered foreclosure and receivership proceedings surrounding the loan.  The loan has been subject to protracted litigation and a reserve of $546,000 was placed on one of the loans during 2015.

Home Savings reclassifies a collateralized mortgage loan and consumer loans secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at September 30, 2016 and December 31, 2015, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	September 30, 2016		December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$3,142	$2,862	$1,294	$1,162
Consumer loans in process of foreclosure	1,306	1,098	845	643

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of September 30, 2016:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of September 30, 2016

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	6,879	—
Land	134	—
Construction	—	—
Secured	4,242	—
Unsecured	—	—
Total commercial loans	11,255	—
Residential mortgage loans
One-to four-family	5,835	—
Construction	—	—
Total residential mortgage loans	5,835	—
Consumer Loans
Home equity	1,767	—
Auto	17	—
Marine	244	—
Recreational vehicle	327	—
Other	3	—
Total consumer loans	2,358	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$19,448	$—

The following table presents the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2015:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2015

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	3,599	—
Land	384	—
Construction	—	—
Secured	4,016	—
Unsecured	—	—
Total commercial loans	7,999	—
Residential mortgage loans
One-to four-family	6,181	—
Construction	—	—
Total residential mortgage loans	6,181	—
Consumer Loans
Home equity	1,804	—
Auto	23	—
Marine	218	—
Recreational vehicle	511	—
Other	11	—
Total consumer loans	2,567	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$16,747	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of September 30, 2016:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$107,066	$107,066
Nonresidential	27	—	3,415	3,442	222,257	225,699
Land	—	—	134	134	9,267	9,401
Construction	—	—	—	—	45,137	45,137
Secured	—	—	4,242	4,242	92,089	96,331
Unsecured	—	—	—	—	10,549	10,549
Total commercial loans	27	—	7,791	7,818	486,365	494,183
Residential mortgage loans
One-to four-family	3,669	1,195	5,509	10,373	745,520	755,893
Construction	—	—	—	—	35,875	35,875
Total residential mortgage loans	3,669	1,195	5,509	10,373	781,395	791,768
Consumer Loans:
Home equity	926	261	1,552	2,739	160,240	162,979
Automobile	—	7	5	12	28,257	28,269
Marine	43	—	244	287	1,572	1,859
Recreational vehicle	246	82	246	574	7,625	8,199
Other	2	1	3	6	2,539	2,545
Total consumer loans	1,217	351	2,050	3,618	200,233	203,851
Total loans	$4,913	$1,546	$15,350	$21,809	$1,467,993	$1,489,802

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2015:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$80,170	$80,170
Nonresidential	—	—	3,558	3,558	171,898	175,456
Land	—	—	384	384	8,917	9,301
Construction	—	—	—	—	38,812	38,812
Secured	488	—	4,016	4,504	58,678	63,182
Unsecured	—	—	—	—	2,831	2,831
Total commercial loans	488	—	7,958	8,446	361,306	369,752
Residential mortgage loans
One-to four-family	3,843	635	5,901	10,379	723,306	733,685
Construction	—	—	—	—	40,898	40,898
Total residential mortgage loans	3,843	635	5,901	10,379	764,204	774,583
Consumer Loans:
Home equity	961	268	1,788	3,017	158,321	161,338
Automobile	5	—	10	15	11,333	11,348
Marine	—	51	117	168	2,531	2,699
Recreational vehicle	71	—	494	565	10,091	10,656
Other	15	1	11	27	2,190	2,217
Total consumer loans	1,052	320	2,420	3,792	184,466	188,258
Total loans	$5,383	$955	$16,279	$22,617	$1,309,976	$1,332,593

As of September 30, 2016 and December 31, 2015, the Company has a recorded investment in troubled debt restructurings of $28.0 million and $26.3 million, respectively.  The Company allocated $2.3 million of specific allowance for those loans at September 30, 2016 and December 31, 2015.  The Company has committed to lend additional amounts totaling up to $31,000 and $42,000 at September 30, 2016 and December 31, 2015, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2016:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	1	1,371	1,377
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1	1,371	1,377
Residential mortgage loans
One-to four-family	1	113	114
Construction	—	—	—
Total residential mortgage loans	1	113	114
Consumer loans
Home equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	—	—	—
Total restructured loans	2	$1,484	$1,491

The troubled debt restructurings described above increased the allowance for loan losses by $20,000 and resulted in no charge-offs during the three months ended September 30, 2016.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2016:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	3	5,459	5,465
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	3	5,459	5,465
Residential mortgage loans
One-to four-family	4	429	449
Construction	—	—	—
Total residential mortgage loans	4	429	449
Consumer loans
Home equity	3	130	134
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	3	130	134
Total restructured loans	10	$6,018	$6,048

The troubled debt restructurings described above increased the allowance for loan losses by $31,000 and resulted in no chargeoffs during the nine months ended September 30, 2016.

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

The troubled debt restructurings described above increased the allowance for loan losses by $21,000, and resulted in no chargeoffs during the three months ended September 30, 2015.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2015:

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

The troubled debt restructurings described above increased the allowance for loan losses by $103,000 and resulted in no chargeoffs during the nine months ended September 30, 2015.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended September 30, 2016.

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	1	4
Construction	—	—
Total residential mortgage loans	1	4
Consumer loans
Home equity	—	—
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	—	—
Total restructured loans	1	$4

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three and nine months ended September 30, 2016, and had no effect on the provision for loan losses.

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

As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

September 30, 2016

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$102,892	$3,604	$570	$—	$—	$570	$107,066
Nonresidential	206,356	5,826	13,517	—	—	13,517	225,699
Land	9,267	—	134	—	—	134	9,401
Construction	45,137	—	—	—	—	—	45,137
Secured	86,858	237	9,236	—	—	9,236	96,331
Unsecured	10,454	—	95	—	—	95	10,549
Total commercial loans	460,964	9,667	23,552	—	—	23,552	494,183
Residential mortgage loans
One-to four-family	748,808	105	6,980	—	—	6,980	755,893
Construction	35,875	—	—	—	—	—	35,875
Total residential mortgage loans	784,683	105	6,980	—	—	6,980	791,768
Consumer Loans
Home equity	161,088	—	1,891	—	—	1,891	162,979
Auto	28,249	2	18	—	—	18	28,269
Marine	1,558	—	301	—	—	301	1,859
Recreational vehicle	7,855	—	344	—	—	344	8,199
Other	2,541	—	4	—	—	4	2,545
Total consumer loans	201,291	2	2,558	—	—	2,558	203,851
Total loans	$1,446,938	$9,774	$33,090	$—	$—	$33,090	$1,489,802

Loans

December 31, 2015

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$75,535	$3,727	$908	$—	$—	$908	$80,170
Nonresidential	151,415	4,121	19,920	—	—	19,920	175,456
Land	8,917	—	384	—	—	384	9,301
Construction	38,812	—	—	—	—	—	38,812
Secured	53,801	3,037	6,344	—	—	6,344	63,182
Unsecured	2,728	—	103	—	—	103	2,831
Total commercial loans	331,208	10,885	27,659	—	—	27,659	369,752
Residential mortgage loans
One-to four-family	726,922	111	6,652	—	—	6,652	733,685
Construction	40,898	—	—	—	—	—	40,898
Total residential mortgage loans	767,820	111	6,652	—	—	6,652	774,583
Consumer Loans
Home equity	159,371	—	1,967	—	—	1,967	161,338
Auto	11,304	2	42	—	—	42	11,348
Marine	2,428	—	271	—	—	271	2,699
Recreational vehicle	10,157	—	499	—	—	499	10,656
Other	2,206	—	11	—	—	11	2,217
Total consumer loans	185,466	2	2,790	—	—	2,790	188,258
Total loans	$1,284,494	$10,998	$37,101	$—	$—	$37,101	$1,332,593

6.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.2 billion as of September 30, 2016 and $1.1 billion as of December 31, 2015. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans are as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$941,865	$878,300
FNMA	214,849	233,026

Customer escrow balances with loans serviced for FHLMC and FNMA totaled $10.7 million and $13.2 million at September 30, 2016 and December 31, 2015, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$5,813	$5,611	$5,686	$5,535
Originations	708	450	1,870	1,432
Amortized to expense	(525)	(449)	(1,560)	(1,355)
Balance, end of period	5,996	5,612	5,996	5,612
Less valuation allowance	(741)	(150)	(741)	(150)
Net balance	$5,255	$5,462	$5,255	$5,462

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$(766)	$(12)	$(39)	$(58)
Impairment charges	—	(138)	(727)	(299)
Recoveries	25	—	25	207
Balance, end of period	$(741)	$(150)	$(741)	$(150)

The fair value of mortgage servicing rights as of September 30, 2016, was approximately $7.7 million and at December 31, 2015, the fair value was approximately $9.1 million.

Key economic assumptions in measuring the value of mortgage servicing rights at September 30, 2016, and December 31, 2015, were as follows:

	September 30, 2016	December 31, 2015
Weighted average prepayment rate	286 PSA	192 PSA
Weighted average life (in years)	3.43	3.47
Weighted average discount rate	9.00%	9.00%

7.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Real estate owned and other repossessed assets	$2,796	$3,956
Valuation allowance	(1,003)	(1,229)
End of period	$1,793	$2,727

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Dollars in thousands)
Beginning of period	$1,001	$1,195	$1,229	$1,423
Additions charged to expense	1	39	(25)	162
Reductions due to sales	1	(44)	(201)	(395)
End of period	$1,003	$1,190	$1,003	$1,190

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Dollars in thousands)
Net (gain) loss on sales	$(1)	$80	$101	$149
Provision for unrealized losses, net	1	39	(25)	162
Operating expenses, net of rental income	41	134	190	293
Total expenses	$41	$253	$266	$604

8.	FAIR VALUE MEASUREMENT

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

		Fair Value Measurements at September 30, 2016 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$195,727	$—	$195,727	$—
States of the U.S. and political subdivisions	50,765	—	50,765
Mortgage-backed GSE securities: residential	107,977	—	107,977	—
Loans held for sale, at fair value	59,967	—	12,831	47,136
Purchased certificate of deposit option	888	—	888	—
Liabilities
Written certificate of deposit option	888	—	888	—

		Fair Value Measurements at December 31, 2015 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$218,650	$—	$218,650	$—
States of the U.S. and political subdivisions	11,040	—	11,040	—
Mortgage-backed GSE securities: residential	127,980	—	127,980	—
Loans held for sale, at fair value	26,716	—	—	26,716
Interest rate caps	3	—	—	3
Purchased certificate of deposit option	805	—	805	—
Liabilities
Written certificate of deposit option	805	—	805	—

There were no transfers between Level 1 and Level 2 during 2016 or 2015.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2016 and 2015.

	Loans Held for Sale, At Fair Value		Loans Held for Sale, At Fair Value
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$33,605	$9,839	$26,716	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	414	1,421	1,705	1,836
Included in other comprehensive income	—	—	—	—
Originations/Draws on construction perm loans	25,464	15,655	60,925	25,079
Amortization	—	—	—	—
Sales	(12,347)	(2,836)	(42,210)	(2,836)
Balance of recurring Level 3 assets at end of period	$47,136	$24,079	$47,136	$24,079

	Interest Rate Caps		Interest Rate Caps
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$—	$24	$3	$180
Total gains (losses) for the period
Included in other income	129	111	385	214
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Amortization	(129)	(130)	(388)	(389)
Sales	—	—	—	—
Balance of recurring Level 3 assets at end of period	$—	$5	$—	$5

There were no transfers between Level 2 and Level 3 during 2016 or 2015.

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2016:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$47,136	Comparable sales	Time discount	0.00-1.80%
Interest rate caps	—	Discounted cash flow	Discount rate	—

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2015:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$26,716	Comparable sales	Time discount	0.00-1.80%
Interest rate caps	3	Discounted cash flow	Discount rate	0.49-1.18%

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

		Fair Value Measurements at September 30, 2016 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Nonresidential	$6,038	$—	$—	$6,038
Secured	148	—	—	148
Residential loans
One-to four-family residential	847	—	—	847
Consumer loans
Home Equity	208	—	—	208
Auto	2	—	—	2
Marine	163	—	—	163
Recreational vehicle	200	—	—	200
Mortgage servicing rights	3,280	—	3,280	—
Other real estate owned, net
Construction	748	—	—	748
One-to four-family residential	290	—	—	290

		Fair Value Measurements at December 31, 2015 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
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

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $7.7 million at September 30, 2016, that includes a specific valuation allowance of $989,000. This resulted in a increase of the provision for loan losses of $134,000 during the three months ended September 30, 2016, and an increase of $3.7 million for the nine months ended September 30, 2016.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.5 million at September 30, 2015, which includes a specific valuation allowance of $609,000. This resulted in a decrease in the provision for loan losses of $35,000 and $104,000 for the three and nine months ended September 30, 2015, respectively.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.9 million at December 31, 2015, that includes a specific valuation allowance of $548,000.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At September 30, 2016, mortgage servicing rights carried at fair value were $3.3 million, with a net valuation allowance of $741,000 At September 30, 2015, mortgage servicing rights, carried at fair value totaled $1.1 million, resulting in a net valuation allowance of $150,000.  At December 31, 2015, mortgage servicing rights carried at fair value were $604,000.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  Net (recovery) impairment reflected in other income totaled $(25,000) and $702,000 for the three and nine months ended September 30, 2016, respectively.  Net impairment reflected in other income totaled $138,000 and $92,000 for the three and nine months ended September 30, 2015, respectively.  The value reflects the characteristics of the underlying loans.

At September 30, 2016, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $1.0 million, with a valuation allowance of $1.0 million. This resulted in a (recovery) expense of $1,000 and $(25,000) during the three and nine months ended September 30, 2016, respectively.  At September 30, 2015, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $2.2 million with a valuation allowance of $1.2 million. This resulted in additional expenses of $39,000 and $162,000 during the three and nine months ended September 30, 2015, respectively. At December 31, 2015, other real estate owned had a net carrying amount of $2.0 million, with a valuation allowance of $1.2 million.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Nonresidential	$6,038	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-35.00% (15.00%)
Secured	148	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-31.00% (12.75%)
Residential loans
One-to four-family residential	847	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Home Equity	208	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Auto	2	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.00% (10.00%)
Marine	163	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-37.00% (37.00%)
Recreational vehicle	200	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-37.00% (37.00%)
Other real estate owned, net
Commercial loans
Construction loans	748	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-25.00% (10.875%)
Residential loans
One-to four-family residential	290	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-37.10% (29.05%)

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

The Company has elected the fair value option for newly originated residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of September 30, 2016.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Aggregate fair value	$59,967	$26,716
Contractual balance	56,242	25,197
Gain (loss)	3,725	1,519

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2016 and 2015 for loans held for sale, at fair value were:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(Dollars in thousands)
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—
Change in fair value	556	1,421	2,205	1,836
Total change in fair value	$556	$1,421	$2,205	$1,836

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at September 30, 2016 and December 31, 2015, were as follows:

		Fair Value Measurements at September 30, 2016 Using:
	September 30,
	2016
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$43,948	$43,948	$—	$—
Available for sale securities	354,469	—	354,469	—
Held to maturity securities	103,202	—	100,891	4,318
Loans held for sale	378	—	403	—
Loans held for sale, at fair value	59,967	—	12,831	47,136
Loans, net	1,473,949	—	—	1,483,242
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	6,066	—	2,053	4,013
Interest rate caps	—	—	—	—
Purchased certificate of deposit option	888	—	888	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,025,720)	(1,025,720)	—	—
Certificates of deposit	(447,323)	—	(450,687)	—
FHLB advances	(405,561)	—	(405,603)	—
Repurchase agreements and other	(517)	—	(520)	—
Advance payments by borrowers for taxes and insurance	(14,758)	(14,758)	—	—
Accrued interest payable	(117)	—	(117)	—
Written certificate of deposit option	(888)	—	(888)	—

		Fair Value Measurements at December 31, 2015 Using:
	December 31,
	2015
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,910	$35,910	$—	$—
Available for sale securities	357,670	—	357,670	—
Held to maturity securities	110,699	—	108,536	1,108
Loans held for sale	9,085	—	9,207	—
Loans held for sale, at fair value	26,716	—	—	26,716
Loans, net	1,316,192	—	—	1,322,338
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	5,978	—	2,276	3,702
Interest rate caps	3	—	—	3
Purchased certificate of deposit option	805	—	805	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(980,783)	(980,783)	—	—
Certificates of deposit	(454,960)	—	(459,433)	—
FHLB advances	(278,975)	—	(279,053)	—
Repurchase agreements and other	(535)	—	(548)	—
Advance payments by borrowers for taxes and insurance	(21,174)	(21,174)	—	—
Accrued interest payable	(53)	—	(53)	—
Written certificate of deposit option	(805)	—	(805)	—

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

9.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Nine Months Ended September 30,
	2016	2015
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$6,203	$6,719
Income taxes	275	200
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	813	2,065
Transfers from available for sale securities to held to maturity securities, at fair value	—	103,768

10.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. No stock options were anti-dilutive for the three months ended September 30, 2016 and stock options for 76,317 shares were anti-dilutive for the three months ended September 30, 2015.  No stock options were anti-dilutive for the nine months ended September 30, 2016 and stock options for 76,317 shares were anti-dilutive for the nine months ended September 30, 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$5,153	$4,143	$13,803	$11,954
Net income allocated to participating securities	(38)	(23)	(88)	(60)
Net income allocated to common stock	$5,115	$4,120	$13,715	$11,894

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$1,385	$1,187	$3,753	$2,165
Undistributed earnings allocated to common stock	3,730	2,933	9,962	9,729
Net income allocated to common stock	$5,115	$4,120	$13,715	$11,894
Weighted average common shares outstanding, including shares considered participating securities	46,508	47,745	47,104	48,556
Less: Average participating securities	(341)	(265)	(302)	(244)
Weighted average shares	46,167	47,480	46,802	48,312
Basic earnings per common share	$0.11	$0.09	$0.29	$0.25

Diluted earnings per common share computation:
Net income allocated to common stock	$5,115	$4,120	$13,715	$11,894
Weighted average common shares outstanding for basic earnings per common share	46,167	47,480	46,802	48,312
Add: Dilutive effects of assumed exercises of stock options	225	264	214	270
Weighted average shares and dilutive potential common shares	46,392	47,744	47,016	48,582
Diluted earnings per common share	$0.11	$0.09	$0.29	$0.24

11.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, disproportional tax effects and changes in unrealized gains and losses on the postretirement liability. The change includes reclassification of net gains or (losses) and impairment charges on sales of securities of $218,000 and $0 for the three months ended September 30, 2016 and 2015, respectively and $604,000 and $11,000 for the nine months ended September 30, 2016 and 2015, respectively.  Reclassifications also include amortization of unrealized gains on postretirement plan and accretion of unrealized loss on held to maturity securities.

Other comprehensive income (loss) components and related tax effects for the three-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
September 30, 2016	(Dollars in thousands)
Balances at beginning of period, net of tax	$8,379	$(17,110)	$(889)	$469	$511	$(8,640)
Other comprehensive income before reclassifications	(1,227)	—	—	—	—	(1,227)
Amortization of unrealized gains of postretirement plan recognized in other comprehensive income	—	—	—	(289)	—	(289)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	47	—	—	47
Reclassification adjustment for gains realized in income	(142)	—	—	—	—	(142)
Net current period other comprehensive income	(1,369)	—	47	(289)	—	(1,611)
Balances at end of period, net of tax	$7,010	$(17,110)	$(842)	$180	$511	$(10,251)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
September 30, 2015	(Dollars in thousands)
Balances at beginning of period, net of tax	$(6,362)	$(17,110)	$—	$916	$511	$(22,045)
Transfer losses from available for sale to held to maturity	999	—	(999)	—	—	—
Other comprehensive income before reclassifications	5,138	—	—	—	—	5,138
Reclassification adjustment for gains realized in income	—	—	—	—	—	—
Net current period other comprehensive income	5,138	—	—	—	—	5,138
Balances at end of period, net of tax	$(225)	$(17,110)	$(999)	$916	$511	$(16,907)

Other comprehensive income (loss) components and related tax effects for the nine-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
September 30, 2016	(Dollars in thousands)
Balances at beginning of period, net of tax	$(2,492)	$(17,110)	$(960)	$831	$511	$(19,220)
Other comprehensive income before reclassifications	9,895	—	—	—	—	9,895
Amortization of unrealized gains of postretirement plan recognized in other comprehensive income	—	—	—	(651)	—	(651)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	118	—	—	118
Reclassification adjustment for gains realized in income	(393)	—	—	—	—	(393)
Net current period other comprehensive income	9,502	—	118	(651)	—	8,969
Balances at end of period, net of tax	$7,010	$(17,110)	$(842)	$180	$511	$(10,251)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
September 30, 2015	(Dollars in thousands)
Balances at beginning of period, net of tax	$(4,315)	$(17,110)	$—	$916	$511	$(19,998)
Transfer losses from available for sale to held to maturity	999	—	(999)	—	—	—
Other comprehensive income before reclassifications	3,098	—	—	—	—	3,098
Reclassification adjustment for gains realized in income	(7)	—	—	—	—	(7)
Net current period other comprehensive income	3,091	—	—	—	—	3,091
Balances at end of period, net of tax	$(225)	$(17,110)	$(999)	$916	$511	$(16,907)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended September 30, 2016:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$218	Net gains on securities available for sale
	(76)	Tax expense
	142	Net of tax
Amortization of postretirement benefits prior service costs	445	Reduction in salaries and employee benefits
	(156)	Tax expense
	289	Net of tax
Total reclassification during the period	$431	Increase to net income

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the nine months ended September 30, 2016:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$604	Net gains on securities available for sale
	(211)	Tax expense
	393	Net of tax
Amortization of postretirement benefits prior service costs	1,001	Reduction in salaries and employee benefits
	(350)	Tax expense
	651	Net of tax
Total reclassification during the period	$1,044	Increase to net income

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

	September 30, 2016
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$253,440	17.21%	$127,008	8.625%	$147,255	10.00%
Tier 1 capital (to risk-weighted assets)	235,230	15.97%	97,557	6.625%	117,804	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	235,230	15.97%	75,468	5.125%	95,716	6.50%
Tier 1 capital (to average assets)**	235,230	11.28%	83,421	4.000%	104,276	5.00%

	December 31, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$240,697	18.72%	$102,879	8.00%	$128,599	10.00%
Tier 1 capital (to risk-weighted assets)	224,486	17.46%	77,159	6.00%	102,879	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	224,486	17.46%	57,869	4.50%	83,589	6.50%
Tier 1 capital (to average assets)**	224,486	11.46%	78,347	4.00%	97,934	5.00%
**	Tier 1 Leverage Capital Ratio

Management believes that as of September 30, 2016 and December 31, 2015, Home Savings meets all capital adequacy requirements to which they were subject.  As of September 30, 2016 and December 31, 2015, Home Savings was considered well capitalized. There are no known conditions that would change this classification subsequent to September 30, 2016.

The components of Home Savings’ regulatory capital are as follows:

	September 30, 2016	December 31, 2015
Total shareholders' equity	$234,598	$220,872
Add (deduct)
Accumulated other comprehensive income	10,268	19,236
Intangible assets	(4)	(12)
Disallowed deferred tax assets	(9,632)	(15,610)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	235,230	224,486
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	18,210	16,211
Total risk-based capital	$253,440	$240,697

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	September 30, 2016
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$271,115	18.39%	$127,163	8.625%	$147,435	10.00%
Tier 1 capital (to risk-weighted assets)	252,881	17.15%	97,676	6.625%	117,948	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	252,881	17.15%	75,560	5.125%	95,833	6.50%
Tier 1 capital (to average assets)**	252,881	12.12%	83,475	4.000%	104,344	5.00%

	December 31, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$261,732	20.35%	$102,886	8.00%	$128,608	10.00%
Tier 1 capital (to risk-weighted assets)	245,503	19.09%	77,165	6.00%	102,886	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	245,503	19.09%	57,874	4.50%	83,595	6.50%
Tier 1 capital (to average assets)**	245,503	12.53%	78,348	4.00%	97,934	5.00%

The components of United Community’s consolidated regulatory capital are as follows:

	September 30, 2016	December 31, 2015
Total shareholders' equity	$256,403	$244,245
Add (deduct)
Accumulated other comprehensive income	10,251	19,220
Intangible assets	(1,542)	(12)
Disallowed deferred tax assets	(12,231)	(17,950)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	252,881	245,503
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	18,234	16,229
Total risk-based capital	$271,115	$261,732

13.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$6,382	$6,199
Postretirement benefits	104	564
Depreciation	742	611
Other real estate owned valuation	351	430
Tax credits carryforward	1,416	951
Unrealized loss on securities available for sale	—	1,341
Unrealized loss on securities held to maturity	454	517
Interest on nonaccrual loans	978	834
Net operating loss carryforward	10,817	16,903
Purchase accounting adjustment	89	90
Accrued bonuses	799	723
Other	59	50
Deferred tax assets	22,191	29,213
Deferred tax liabilities:
Deferred loan fees	1,002	510
Federal Home Loan Bank stock dividends	4,585	4,585
Mortgage servicing rights	1,839	1,976
FHLB prepayment penalty	854	1,059
Unrealized gains on securities available for sale	3,775	—
Postretirement benefits accrual	97	447
Prepaid expenses	155	215
Deferred tax liabilities	12,307	8,792
Net deferred tax asset	$9,884	$20,421

As of September 30, 2016, the net DTA was $9.9 million, and as of December 31, 2015, the net DTA was $20.4 million.

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

United Community’s net operating loss of $30.9 million at September 30, 2016 will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $1.4 million of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

14.	BUSINESS COMBINATION

On January 29, 2016, the Company completed the purchase of Forge Financial Services, Inc. d/b/a James & Sons Insurance Company of Youngstown, Ohio.  James & Sons Insurance is engaged in the business of selling insurance including auto, commercial, homeowners and life-health insurance.  Under the purchase agreement, the Company paid $1.5 million in stock and $360,000 in cash in connection with this acquisition.  There were $9,000 in acquisition related costs recognized for the nine months ended September 30, 2016.  Total assets purchased were $2.3 million, including $1.6 million in goodwill and other intangible assets.  The Company is evaluating the independent valuations received to separate other intangible assets from goodwill.

On September 8, 2016, United Community announced that they have entered into a definitive agreement and plan of merger pursuant to which UCFC will acquire Ohio Legacy Corp, parent of Premier Bank & Trust. Based on United Community’s closing price as of September 7, 2016, the transaction is valued at approximately $18.00 per Ohio Legacy common share or approximately $40.3 million in the aggregate.  The Company expects to close the transaction in the first quarter of 2017.

Premier Bank & Trust is headquartered in North Canton, Ohio, has approximately $320 million in total assets and operates four full-service banking centers located in North Canton, Fairlawn and St. Clairsville, Ohio as well as a full-service wealth management and trust division.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Selected financial ratios and other data: (1)	2016	2015	2016	2015
Performance ratios:
Return on average assets (2)	0.98%	0.85%	0.90%	0.84%
Return on average equity (3)	8.38%	6.87%	7.44%	6.53%
Interest rate spread (4)	3.14%	3.06%	3.13%	3.07%
Net interest margin (5)	3.25%	3.18%	3.23%	3.19%
Noninterest expense to average assets	2.47%	2.53%	2.49%	2.62%
Efficiency ratio (6)	59.40%	63.54%	61.28%	65.58%
Average interest-earning assets to average interest-bearing liabilities	124.21%	123.29%	124.74%	124.35%
Capital ratios:
Average equity to average assets	11.72%	12.45%	12.08%	12.92%
Equity to assets, end of period	11.87%	12.38%	11.87%	12.38%
Tier 1 leverage ratio (Bank only)	11.28%	12.01%	11.28%	12.04%
Common equity Tier 1 capital (Bank only)	15.97%	18.41%	15.97%	18.41%
Tier 1 risk-based capital ratio (Bank only)	15.97%	18.41%	15.97%	18.41%
Total risk-based capital ratio (Bank only)	17.21%	19.67%	17.21%	19.67%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	1.32%	1.20%	1.32%	1.20%
Nonperforming assets to average assets (8)	1.01%	0.96%	1.04%	0.99%
Nonperforming assets to total assets at end of period	0.98%	0.95%	0.98%	0.95%
Allowance for loan losses as a percent of loans	1.22%	1.35%	1.22%	1.35%
Allowance for loan losses as a percent of nonperforming loans (7)	93.76%	113.96%	93.76%	113.96%
Texas ratio (9)	7.78%	7.14%	7.78%	7.14%
Total classified assets as a percent of Tier 1 Capital (Bank only)	14.83%	15.79%	14.83%	15.79%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	13.06%	13.35%	13.06%	13.35%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	13.76%	14.68%	13.76%	14.68%
Net chargeoffs as a percent of average loans	0.08%	0.02%	0.33%	0.16%
Total 90+ days past due as a percent of net loans	1.04%	1.17%	1.04%	1.17%
Per share data:
Basic earnings per common share (10)	$0.11	$0.09	$0.29	$0.25
Diluted earnings per common share (10)	0.11	0.09	0.29	0.24
Book value per common share (11)	5.51	5.12	5.51	5.12
Tangible book value per common share (12)	5.48	5.12	5.48	5.12
Cash dividend per common share	0.030	0.025	0.080	0.045
Dividend payout ratio (13)	27.27%	27.78%	27.59%	18.75%

Notes:

1.	Ratios for the three and nine-month periods are annualized where appropriate
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

Material Changes in Financial Condition at September 30, 2016 and December 31, 2015

Total assets increased $172.2 million to $2.2 billion at September 30, 2016, compared to December 31, 2015. Contributing to the change were increases in net loans of $157.8 million and total loans held for sale of $24.5 million.

Funds not currently utilized for general corporate purposes are invested in overnight funds. Cash and cash equivalents increased $8.0 million during the first nine months of 2016.

A decrease in available for sale securities was the result of maturities, paydowns and amortization of securities totaling $32.3 million and sales of $32.7 million.  Partially offsetting this activity were purchases aggregating $42.0 million and an increase in the unrealized gain on these securities. The unrealized gain in the available for sale portfolio was $10.8 million at September 30, 2016, compared to an unrealized loss of $3.8 million at December 31, 2015.

Net loans increased $157.8 million during the first nine months of 2016. The increase was a combination of growth in commercial real estate and commercial and industrial loans during the period. See Note 5 to the consolidated financial statements for additional information regarding the composition of net loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $18.2 million at September 30, 2016, up from $17.7 million at December 31, 2015. The allowance for loan losses as a percentage of loans was 1.22% at September 30, 2016, compared to 1.33% at December 31, 2015. The allowance for loan losses as a percentage of nonperforming loans was 93.76% at September 30, 2016, compared to 105.76% at December 31, 2015. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. As of September 30, 2016, the Company evaluated 17 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

During the first nine months of 2016, the Company recorded a loan loss provision of $3.9 million. This recognition was primarily due to the growth of the loan portfolio and a loss recognized on a commercial real estate loan, partially offset by improvements in qualitative factors.  During the first quarter of 2016, the Company determined that an impairment charge to a specific loan was required. After a review of one long-held nonresidential commercial real estate loan, the Company concluded that this loan had become impaired because the borrower is unlikely to perform its obligation in accordance with the terms and conditions of the loan.  The Company took a charge of $2.5 million in 2016 to write the loan down to fair value.  In addition, a specific reserve was established to cover probable costs.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans was $40.3 million at September 30, 2016 as compared to $39.7 million at December 31, 2015.

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

TDR loans aggregated $28.0 million at September 30, 2016 compared to $26.3 million at December 31, 2015.  Of the $28.0 million at September 30, 2016, $21.1 million were performing loans according to their modified terms.  The remaining balance of TDR loans of $6.9 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $19.4 million, or 1.32% of net loans, at September 30, 2016, compared to $16.7 million, or 1.27% of net loans, at December 31, 2015.

Loans held for sale, carried at lower of cost or market, were $378,000 at September 30, 2016, compared to $9.1 million at December 31, 2015.  Loans held for sale, carried at fair value, were $60.0 million at September 30, 2016, compared to $26.7 million at December 31, 2015. The change was primarily attributable to the originations of permanent construction loans during the period. These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination.  Additionally, in the first quarter of 2016, Home Savings elected the fair value option for all newly originated fixed rate mortgage loans held for sale.  Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Real estate owned and other repossessed assets decreased $934,000, or 34.3%, during the nine months ended September 30, 2016.  Real estate owned and other repossessed assets are recorded at the fair market value of the property less costs to sell. Appraisals are obtained at least annually on real estate properties that exceed $1.0 million in value. A valuation allowance may be established on any property to properly reflect the asset at fair value.

Goodwill and other intangible assets increased $1.5 million during the first nine months of 2016, due to the completion of the purchase of James & Sons Insurance Company announced on January 29, 2016.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. Home Savings recognized $1.1 million, as other non-interest income based on the change in cash value of the policies in each of the nine months ended September 30, 2016 and 2015.

Other assets decreased $9.1 million, largely due to the change in net deferred tax assets (DTA) during the first nine months of 2016.  As of September 30, 2016, the net DTA was $9.9 million, compared to $20.4 million at December 31, 2015.  This decrease in deferred tax assets was offset partially by Home Savings investment related to low-income housing aggregating $3.0 million in the third quarter of 2016.

Total deposits increased $37.3 million to $1.5 billion at September 30, 2016, compared to $1.4 billion at December 31, 2015.  Non-interest bearing accounts increased $25.4 million, or 11.2%.  During the same period, interest-bearing deposits increased $11.9 million, which can be attributed to Home Savings’ continued efforts in attracting public funds.  As of September 30, 2016, Home Savings had $115.3 million in public funds.  As of December 31, 2015, Home Savings had $91.3 million in public funds.

FHLB advances increased from $279.0 million at December 31, 2015 to $405.6 million at September 30, 2016.  The change was due to an increase in overnight advances to help fund the growth of the balance sheet.

Advance payments by borrowers for taxes and insurance decreased $6.4 million during the first nine months of 2016. Remittance of real estate taxes and property insurance made on behalf of customers of Home Savings accounted for $2.1 million of the decrease. In addition, funds held for payments received on loans sold where servicing was retained by Home Savings decreased $4.3 million in the same period.

Shareholders’ equity increased $12.2 million to $256.4 million at September 30, 2016 from $244.2 million at December 31, 2015. During the first nine months of the year, regular earnings and an increase in other comprehensive income (loss) of $9.0 million as a result of changes in the value of available for sale securities contributed to the increase. The Company continued its common share repurchase program, purchasing approximately 1.6 million shares having a cost of $9.6 million.  During the first nine months of the year, the Company paid dividends of $3.8 million.  Also affecting the change, the Company issued 262,705 shares for the purchase of James & Sons Insurance.

Book value per common share as of September 30, 2016 was $5.51 as compared to $5.14 per common share as of December 31, 2015. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as mentioned above.

Material Changes in Results of Operations for the Three Months Ended

September 30, 2016 and September 30, 2015

Net Income. United Community recognized net income for the three months ended September 30, 2016, of $5.2 million, or $0.11 per diluted common share compared to net income of $4.1 million for the three months ended September 30, 2015, or $0.09 per diluted share.

The increase in earnings for the third quarter of 2016, compared to the same quarter last year, was primarily a result of higher net interest income and higher noninterest income, which was partially offset by a higher provision for loan losses and higher non-interest expenses.

Net Interest Income. Net interest income was $15.8 million in the third quarter of 2016 up from the $14.3 million recorded in the third quarter of 2015.  Net interest margin was 3.25% for the third quarter of 2016 compared to 3.18% in the third quarter of 2015.

Total interest income increased by $1.2 million in the third quarter of 2016 compared to the same period in 2015, to $17.8 million from $16.7 million. The increase is primarily a result of an increase in average net loans and loans held for sale.  Average net loans increased $173.0 million in the third quarter compared to the same period in 2015. Offsetting this growth, the yield on average net loans declined 18 basis points to 4.12% for the three months ended September 30, 2016 from 4.30% for the same period in 2015.  Interest income from net loans increased to $14.6 million for the quarter ended September 30, 2016 compared to $13.4 million for the same period in 2015, and income from loans held for sale increased to $482,000 for the quarter ended September 30, 2016 compared to $390,000 for the same period in 2015.

Interest expense decreased by $298,000 in the third quarter of 2016 to $2.1 million compared to the same period in 2015. This decrease was due to a twelve basis point decline in the average cost of interest-bearing liabilities in the third quarter of 2016 primarily due to the prepayment of a repurchase agreement in the fourth quarter of 2015. Interest expense related to interest-bearing deposits was $1.4 million in the third quarter of 2016 compared to $1.7 million in the third quarter of 2015.  Expenses on FHLB advances and securities sold under repurchase agreements and other borrowings were $661,000 and $5,000 respectively in the third quarter of 2016 compared to $340,000 and $323,000 respectively for the same period in 2015.

The following table shows the impact of interest rate and outstanding balance (volume) changes on tax equivalent interest income and expense compared to the third quarter of 2015. The interest rate spread for the three months ended September 30, 2016 and 2015, was 3.14 % and 3.06%, respectively. The net interest margin increased seven basis points to 3.25% for the three months ended September 30, 2016 compared to 3.18% for the same period in 2015.

	For the Three Months Ended September 30,
	2016 vs. 2015
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(536)	$1,744	$1,208
Loans held for sale	(6)	98	92
Securities:
Available for sale-taxable	(54)	(915)	(969)
Available for sale-nontaxable	245	244	489
Held to maturity-taxable	(4)	453	449
Held to maturity-nontaxable	(5)	53	48
Federal Home Loan Bank stock	(1)	—	(1)
Other interest earning assets	10	1	11
Total interest earning assets	$(351)	$1,678	$1,327
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$(19)	$2	$(17)
Checking accounts	(25)	1	(24)
Certificates of deposit	(184)	(76)	(260)
Federal Home Loan Bank advances:
Long-term advances	48	5	53
Short-term advances	154	114	268
Repurchase agreements and other	(27)	(291)	(318)
Total interest bearing liabilities	$(53)	$(245)	(298)
Change in net interest income			$1,625

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $1.3 million in the third quarter of 2016, compared to $673,000 in the third quarter of 2015.  The increase in provision expense during the third quarter of 2016 was driven by strong loan growth.  For the third quarter of 2016, net chargeoffs to average outstanding loans was eight basis points on an annualized basis.  This compares to two basis points for the same period in 2015.

Noninterest Income. Non-interest income was $6.0 million in the third quarter of 2016 compared to $4.9 million in the third quarter of 2015.  Favorably impacting the change was the benefit of insurance agency income of $451,000 coupled with a 14.5% increase in mortgage banking income along with a 30.1% increase in brokerage income.  The Company also recognized security gains of $218,000 in the quarter as the investment portfolio is realigned to include higher-yielding municipal securities.  Offsetting these gains was a decrease in debit/credit card fees of $121,000.

Noninterest Expense. Non-interest expense was $13.0 million for the third quarter of 2016, which represented an increase of $693,000, or 5.6%, from the third quarter of 2015.  Included in this increase were expenses of $432,000 related to the operation of the insurance agency acquired in January 2016.  The efficiency ratio continues to show improvement at 59.40% for the third quarter of 2016 as compared to 63.54% in the same period in 2015.

Income Taxes. During the three months ended September 30, 2016, the Company recognized a tax expense of $2.3 million on pre-tax income of $7.4 million, compared to a tax expense of $2.1 million on pre-tax income of $6.2 million for the three months ended September 30, 2015.  The primary reason for the variance was higher pre-tax income. The reduction in the Company’s effective tax rate was due primarily to an increase in municipal securities that are expempt from federal taxation.

Material Changes in Results of Operations for the Nine Months Ended

September 30, 2016 and September 30, 2015

Net Income. United Community recognized net income for the nine months ended September 30, 2016, of $13.8 million, or $0.29 per diluted common share, compared to net income of $12.0 million for the nine months ended September 30, 2015, or $0.24 per diluted share.

The 15.5% increase in earnings for the first nine months of 2016, compared to the same period last year, was primarily a result of higher net interest income due to loan growth, the positive impact of the prepayment of a repurchase agreement and higher non-interest income.  These increases were offset partially by a higher provision for loan losses and higher non-interest expenses.

Net Interest Income. Net interest income was $46.0 million in the first nine months of 2016 up from the $42.0 million recorded in the first nine months of 2015.  Net interest margin increased four basis points to 3.23% for the first nine of 2016 compared to 3.19% in the first nine months of 2015.

Total interest income increased by $3.4 million in the first nine months of 2016 compared to the same period in 2015, to $52.2 million from $48.8 million. The increase is a result of an increase in average net loans and loans held for sale, offset by lower yields received on these balances.  Average net loans increased $177.1 million in the first nine months of 2016 compared to the same period in 2015 and yields declined 21 basis points to 4.13% for the nine months ended September 30, 2016 from 4.34% for the same period in 2015. Average loans held for sale increased $7.7 million in the first nine months of 2016 compared to the same period in 2015, while yields declined to 3.86% for the nine months ended September 30, 2016 from 4.14% for the same period in 2015. Interest income from net loans increased to $42.6 million for the nine months ended September 30, 2016 compared to $39.0 million for the same period in 2015, and income from loans held for sale increased to $1.2 million for the nine months ended September 30, 2016 compared to $1.0 million for the same period in 2015.  These increases were partially offset by a decline of $353,000 in income on available for sale and held to maturity securities.

Interest expense decreased by $500,000 in the first nine months of 2016 to $6.3 million compared to $6.8 million during the same period in 2015. This decrease was due to a ten basis point decline in the average cost of interest-bearing liabilities in the first nine of 2016 primarily due to the prepayment of a repurchase agreement in the fourth quarter of 2015. Interest expense related to interest-bearing deposits was $4.5 million in the first nine months of 2016 compared to $4.9 million in the first nine months of 2015.  Expenses on FHLB advances and securities sold under repurchase agreements and other borrowings were $1.8 million and $16,000 respectively in the first nine months of 2016 compared to $947,000 and $958,000 respectively for the same period in 2015.

The following table shows the impact of interest rate and outstanding balance (volume) changes on tax equivalent interest income and expense compared to the first nine months of 2015. The interest rate spread for the nine months ended September 30, 2016 and 2015, was 3.13 % and 3.07%, respectively. The net interest margin increased four basis points to 3.23% for the nine months ended September 30, 2016 compared to 3.19% for the same period in 2015.

	For the Nine Months Ended September 30,
	2016 vs. 2015
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(1,741)	$5,356	$3,615
Loans held for sale	(63)	215	152
Securities:
Available for sale-taxable	10	(2,803)	(2,793)
Available for sale-nontaxable	559	559	1,118
Held to maturity-taxable	(3)	1,553	1,550
Held to maturity-nontaxable	(6)	215	209
Federal Home Loan Bank stock	1	—	1
Other interest earning assets	25	(1)	24
Total interest earning assets	$(1,218)	$5,094	$3,876
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$(26)	$4	$(22)
Checking accounts	—	16	16
Certificates of deposit	(294)	(65)	(359)
Federal Home Loan Bank advances:
Long-term advances	116	13	129
Short-term advances	395	283	678
Repurchase agreements and other	(28)	(914)	(942)
Total interest bearing liabilities	$163	$(663)	(500)
Change in net interest income			$4,376

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $3.9 million in the first nine months of 2016, compared to $1.2 million in the first nine months of 2015.  The increase in provision expense during the first nine months of 2016 was driven by strong loan growth.  Additionally, the Company recorded a charge of $2.5 million during 2016, related to one long-held nonresidential commercial real estate loan.  For the nine months ended September 30, 2016, net chargeoffs to average outstanding loans was 33 basis points on an annualized basis.  This compares to 16 basis points for the same period in 2015.

Noninterest Income. Non-interest income was $16.4 million in the first nine months of 2016 compared to $14.3 million in the comparable period in 2015.  Positively impacting the comparison was the benefit of insurance agency income totaling $1.3 million.  Also contributing to the change was an increase of 7.7% of deposit related fees along with an increase of 29.3% in brokerage income and a 5.0% increase in debit/credit card fees, for a total of $668,000.  The first nine months also saw security gains totaling $604,000.  These increases were partially offset by a $702,000 negative valuation adjustment of mortgage servicing rights.

Noninterest Expense. Non-interest expense was $38.3 million for the nine months ended September 30, 2016, which represented an increase of $1.1 million, or 3.0%, from the nine months ended September 30, 2015.  As in the quarter to quarter comparison, the acquisition of the insurance company and its operating expenses to date of $948,000 negatively affected the current nine months.  Also affecting the comparison, equipment and data processing charges increased $543,000 and Financial Institutions Tax increased $360,000.  The efficiency ratio was 61.28% for the first nine months of 2016 compared to 65.58% for the same period in 2015.

Income Taxes. During the nine months ended September 30, 2016, the Company recognized a tax expense of $6.4 million on pre-tax income of $20.2 million, compared to a tax expense of $5.9 million on pre-tax income of $17.9 million for the nine months ended September 30, 2015.  The primary reason for the variance was higher pre-tax income offset by the Company’s investment in non-taxable municipal securities.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At September 30, 2016, approximately $248.5 million of Home Savings’ certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At September 30, 2016, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $466.5 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended September 30, 2016 and 2015. Average balance calculations were based on daily balances.

	For the Three Months Ended September 30,
	2016			2015
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,422,294	$14,634	4.12%	$1,249,316	$13,426	4.30%
Loans held for sale	49,095	482	3.93%	39,078	390	3.99%
Securities:
Available for sale-taxable	300,522	1,630	2.17%	469,049	2,599	2.22%
Available for sale-nontaxable (2)	49,489	489	3.95%	—	—	0.00%
Held to maturity-taxable	92,077	466	2.02%	2,256	17	3.01%
Held to maturity-nontaxable (2)	13,563	100	2.95%	6,211	52	3.35%
Federal Home Loan Bank stock	18,068	180	3.98%	18,068	181	4.01%
Other interest earning assets	20,028	19	0.38%	17,779	8	0.18%
Total interest earning assets	1,965,136	18,000	3.66%	1,801,757	16,673	3.70%
Non-interest earning assets	132,922			137,495
Total assets	$2,098,058			$1,939,252
Interest bearing liabilities:
Deposits:
Checking accounts	$491,553	238	0.19%	$488,924	262	0.21%
Savings accounts	290,998	24	0.03%	279,894	41	0.06%
Certificates of deposit	425,307	1,127	1.06%	450,917	1,387	1.23%
Federal Home Loan Bank advances
Long-term advances	47,432	319	2.69%	46,651	266	2.28%
Short-term advances	326,250	342	0.42%	164,489	74	0.18%
Repurchase agreements and other	520	5	3.85%	30,544	323	4.23%
Total interest bearing liabilities	$1,582,060	2,055	0.52%	$1,461,419	2,353	0.64%
Non-interest bearing liabilities
Noninterest-bearing deposits	242,310			211,923
Other noninterest-bearing liabilities	27,769			24,524
Total noninterest bearing liabilities	270,079			236,447
Total liabilities	$1,852,139			$1,697,866
Shareholders’ equity	245,919			241,386
Total liabilities and equity	$2,098,058			$1,939,252
Net interest income and interest rate spread		$15,945	3.14%		$14,320	3.06%
Net interest margin			3.25%			3.18%
Average interest earning assets to average interest bearing liabilities			124.21%			123.29%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the nine months ended September 30, 2016 and 2015. Average balance calculations were based on daily balances.

	For the Nine Months Ended September 30,
	2016			2015
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,374,588	$42,622	4.13%	$1,197,521	$39,007	4.34%
Loans held for sale	40,689	1,177	3.86%	33,038	1,025	4.14%
Securities:
Available for sale-taxable	317,752	5,346	2.24%	484,358	8,139	2.24%
Available for sale-nontaxable (2)	36,681	1,118	4.06%	—	—	0.00%
Held to maturity-taxable	95,671	1,567	2.18%	760	17	2.98%
Held to maturity-nontaxable (2)	12,308	279	3.02%	2,821	70	3.31%
Federal Home Loan Bank stock	18,068	542	4.00%	18,068	541	3.99%
Other interest earning assets	19,144	49	0.34%	20,347	25	0.16%
Total interest earning assets	1,914,901	52,700	3.67%	1,756,913	48,824	3.71%
Non-interest earning assets	133,202			133,203
Total assets	$2,048,103			$1,890,116
Interest bearing liabilities:
Deposits:
Checking accounts	$492,698	765	0.21%	$482,685	749	0.21%
Savings accounts	288,911	99	0.05%	280,382	121	0.06%
Certificates of deposit	435,569	3,633	1.11%	442,842	3,992	1.20%
Federal Home Loan Bank advances
Long-term advances	47,238	915	2.58%	46,458	786	2.26%
Short-term advances	270,193	839	0.41%	130,009	161	0.17%
Repurchase agreements and other	526	16	4.06%	30,549	958	4.18%
Total interest bearing liabilities	$1,535,135	6,267	0.54%	$1,412,925	6,767	0.64%
Non-interest bearing liabilities
Noninterest-bearing deposits	237,281			205,773
Other noninterest-bearing liabilities	28,279			27,215
Total noninterest bearing liabilities	265,560			232,988
Total liabilities	$1,800,695			$1,645,913
Shareholders’ equity	247,408			244,203
Total liabilities and equity	$2,048,103			$1,890,116
Net interest income and interest rate spread		$46,433	3.13%		$42,057	3.07%
Net interest margin			3.23%			3.19%
Average interest earning assets to average interest bearing liabilities			124.74%			124.35%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates.  As noted, for the year ended December 31, 2015, and the quarter ended September 30, 2016, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended September 30, 2016
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	10.77%	6.00%	(1.14)%	30.00%	$(7,245)	(20.00)%	(11.39)%
300	11.45%	6.00%	(0.46)%	25.00%	(5,535)	(15.00)%	(8.70)%
200	12.08%	7.00%	0.17%	20.00%	(3,379)	(10.00)%	(5.31)%
100	12.40%	7.00%	0.49%	15.00%	(1,541)	(5.00)%	(2.42)%
Static	11.91%	9.00%	—%	0.00%	—	—%	—%

Year Ended December 31, 2015
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.91%	6.00%	(1.71)%	30.00%	$(4,740)	(20.00)%	(7.95)%
300	12.59%	6.00%	(1.03)%	25.00%	(3,585)	(15.00)%	(6.01)%
200	13.19%	7.00%	(0.43)%	20.00%	(2,484)	(10.00)%	(4.16)%
100	13.65%	7.00%	0.03%	15.00%	(1,365)	(5.00)%	(2.29)%
Static	13.62%	9.00%	—%	0.00%	—	—%	—%

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

ITEM 4. Controls and Procedures.

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934) as of September 30, 2016. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures as of September 30, 2016, were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act was recorded, processed, summarized and reported on a timely basis, including those controls and procedures designed to ensure that such information is accumulated and communicated to management, including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2016, there were no changes in United Community’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes in United Community’s risk factors as outlined in United Community’s Annual Report on Form 10-K for the year ended December 31, 2015.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended September 30, 2016:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan
July 1 through July 31, 2016	—	$—	—	1,750,734
August 1 through August 31, 2016	21,984	$6.75	21,984	1,728,750
September 1 through September 30, 2016(1)	41,616	$7.18	41,421	1,687,329
Total	63,600	$7.03	63,405	1,687,329

(1)

In September 2016, United Community purchased 195 shares at $6.56 per share from employees for the payment of employment taxes.  The purchase of these shares was not part of United Community’s share repurchase program.

(2)

Untied Community’s stock repurchase program was publically announced on April 28, 2016 in a press release, a copy of which can be found in United Community’s Form 8-K filed on May 2, 2016.  The program permits the repurchase of up to 2,500,000 common shares.  There is no expiration date for the program.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

(a)	None.
(b)	None.

ITEM 6. Exhibits.

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated September 8, 2016, by and between United Community and Ohio Legacy Corp.*

*Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  The Company hereby agrees to furnish supplementary copies of any of the omitted scheduels and exhibits upon request by the Securities and Exchange Commission.

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: November 8, 2016	/s/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: November 8, 2016	/s/ Timothy W. Esson
Timothy W. Esson Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

UNITED COMMUNITY FINANCIAL CORP.

Exhibit 3.1

Incorporated by reference to Exhibit 3.1 in the Third Quarter 2016 Form 10-Q filed by United Community on August 1, 2016 with the SEC, film number 161811451.

Exhibit 3.2

Incorporated by reference to Exhibit 3.2 in the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343.