Form 10-K
period 2016-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2017-03-10
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 30, 2016 was approximately $273.7 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 8, 2017, there were 49,697,647 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders

PART I

Item 1.	Business

DISCUSSION OF FORWARD-LOOKING STATEMENTS

When used in this Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including government intervention in the U.S. financial markets, changes in economic conditions in the United Community Financial Corp.’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area and competition, that could cause actual results to differ materially from results presently anticipated or projected. United Community Financial Corp. (United Community) cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We advise readers that the factors listed above could affect United Community’s financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

United Community does not undertake, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

United Community was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of Home Savings Bank (Home Savings or the Bank) issued upon the conversion of Home Savings from a mutual savings association to a permanent capital stock savings association (Conversion). The Conversion was completed on July 8, 1998. The term Company is used in this Form 10-K to refer to United Community and Home Savings, collectively.

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

United Community’s Internet site, ir.ucfconline.com, contains a hyperlink to the Securities and Exchange Commission (SEC) where United Community’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 Insider Reports and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge as soon as reasonably practicable after United Community has filed the report with the SEC.  The contents of our website are not incorporated into, or otherwise made a part of, this Annual Report on Form 10-K.

As a financial holding company, United Community is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (FRB) and the SEC. United Community’s primary activity is holding the common shares of Home Savings. Consequently, the following discussion focuses primarily on the business of Home Savings.

Home Savings was organized as a mutual savings association under Ohio law in 1889. Currently, Home Savings is an Ohio bank, subject to supervision and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Division of Financial Institutions of the Ohio Department of Commerce (Ohio Division). Home Savings is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and the deposits of Home Savings are insured up to applicable limits by the FDIC.

Home Savings conducts business from its main office located in Youngstown, Ohio, and through 31 retail banking offices and twelve loan production centers located throughout Ohio and western Pennsylvania. The principal business of Home Savings is the origination of mortgage loans, including construction loans, on residential and nonresidential real estate located in Home Savings’ primary market area, which consists of Ashland, Columbiana, Cuyahoga, Erie, Franklin, Geauga, Huron, Lake, Lucas, Mahoning, Portage, Richland, Stark, Summit and Trumbull Counties in Ohio, Allegheny and Beaver Counties in Pennsylvania and Monongalia County in West Virginia. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under the heading Investment Activities. Funds for lending and other investment activities are obtained primarily from retail deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB, repurchase agreements and maturities of securities.

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

As of December 31, 2016, the FDIC categorized Home Savings as well capitalized.

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

On January 31, 2017, United Community completed its acquisition of Ohio Legacy Corp. (“OLCB”).  Immediately following the acquisition of OLCB, Home Savings was merged into Premier Bank & Trust, OLCB’s wholly owned subsidiary bank (“PB&T”), and PB&T changed its name to Home Savings Bank.  As a result of the acquisition, United Community issued 3,033,604 United Community common shares and paid $19,958,724.19 to OLCB shareholders.   As a result of the acquisition, United Community became a financial holding company and its wholly owned subsidiary is now an Ohio bank. These changes in charter status are not expected to have a material impact on the Company.

LENDING ACTIVITIES

General. Home Savings’ principal lending activity is the origination of conventional residential real estate loans commercial real estate loans, commercial and industrial loans, and various types of consumer loans, including home equity loans, loans secured by savings accounts, motor vehicles, boats and recreational vehicles and unsecured loans, principally performed in Home Savings’ market area.

Loan Portfolio Composition. The following table presents certain information regarding the composition of Home Savings’ loan portfolio at the dates indicated:

	At December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans
	(Dollars in thousands)
Commercial Loans
Multifamily	$93,597	6.16%	$80,170	6.02%	$60,546	5.20%	$54,485	5.19%	$80,923	7.45%
Nonresidential	231,401	15.23%	175,456	13.17%	121,595	10.44%	131,251	12.52%	138,188	12.72%
Land	8,373	0.55%	9,301	0.70%	9,484	0.81%	9,683	0.92%	15,808	1.46%
Construction	68,158	4.49%	38,812	2.91%	16,064	1.38%	4,452	0.42%	14,421	1.33%
Secured	95,343	6.27%	63,182	4.74%	45,088	3.87%	25,714	2.45%	24,243	2.23%
Unsecured	7,386	0.49%	2,831	0.21%	134	0.01%	427	0.04%	2,300	0.21%
Total commercial loans	504,258	33.19%	369,752	27.75%	252,911	21.71%	226,012	21.54%	275,883	25.40%
Residential Mortgage Loans
One-to four-family	762,926	50.21%	733,685	55.06%	694,105	59.58%	585,025	55.76%	577,249	53.14%
Construction	35,695	2.35%	40,898	3.07%	37,113	3.19%	48,897	4.66%	18,431	1.70%
Total residential mortgage loans	798,621	52.56%	774,583	58.13%	731,218	62.77%	633,922	60.42%	595,680	54.84%
Consumer Loans
Home Equity	165,054	10.86%	161,338	12.11%	154,776	13.28%	159,795	15.22%	177,230	16.33%
Auto	39,609	2.60%	11,348	0.85%	5,902	0.51%	5,669	0.54%	7,648	0.70%
Marine	1,796	0.12%	2,699	0.20%	3,917	0.34%	4,308	0.42%	4,942	0.45%
Recreational Vehicle	7,602	0.50%	10,656	0.80%	14,054	1.21%	17,347	1.66%	22,250	2.05%
Other (1)	2,537	0.17%	2,217	0.17%	2,105	0.18%	2,112	0.20%	2,523	0.23%
Total consumer loans	216,598	14.25%	188,258	14.13%	180,754	15.52%	189,231	18.04%	214,593	19.76%
Total Loans	1,519,477	100.00%	1,332,593	100.00%	1,164,883	100.00%	1,049,165	100.00%	1,086,156	100.00%
Less net items	15,900		16,401		16,790		19,973		19,916
Total Loans, net	$1,503,577		$1,316,192		$1,148,093		$1,029,192		$1,066,240

(1)	Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

Loan Maturity. The following table sets forth certain information as of December 31, 2016, regarding the dollar amount of construction and commercial loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings always include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments.

	Principal payments contractually due in the years ended December 31,
	2017	2018-2021	2022 and thereafter	Total
	(Dollars in thousands)
Construction loans:
Residential mortgage construction	$—	$—	$35,695	$35,695
Commercial construction	10,525	18,838	38,795	68,158
Commercial loans	7,974	39,443	55,312	102,729
Total	$18,499	$58,281	$129,802	$206,582

The table below sets forth the dollar amount of all loans reported above becoming due after December 31, 2016, which have fixed or adjustable interest rates:

Due after December 31, 2017
(Dollars in thousands)
Fixed rate	$57,916
Adjustable rate	130,167
$188,083

Commercial Loans:

Multifamily. Home Savings originates loans secured by multifamily properties that contain more than four units. Multifamily loans are offered with adjustable and fixed rates of interest, which adjust according to a specified index, and typically have terms ranging from five to ten years and of the value of the real estate and improvements (LTV) of up to 80%.

Multifamily lending generally is considered to involve a higher degree of risk than one-to-four family residential lending because the borrower typically depends upon income generated by the subject property to cover operating expenses and debt service. The profitability of a subject property can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home Savings attempts to mitigate the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the subject property and, in most cases, obtaining personal guarantees on loans made to corporations, limited liability companies and partnerships. Home Savings requires borrowers to submit financial statements annually to enable management to monitor the loan and requires an assignment of rents from borrowers.

At December 31, 2016, loans secured by multifamily properties totaled approximately $93.6 million, or 6.2% of total loans. There were no multifamily loans that were considered nonperforming at December 31, 2016. New originations in this loan category totaled $11.4 million in 2016.

Nonresidential. Home Savings originates loans secured by nonresidential real estate, such as retail centers, office buildings, and industrial buildings. Home Savings’ nonresidential real estate loans typically have both fixed and adjustable rates, terms typically up to ten years and LTVs of up to 80%. The majority of such properties are located within Home Savings’ primary lending area.

Nonresidential real estate lending generally is considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower and their affiliates, the location of the real estate, analyzing the financial condition of the borrower, in most cases obtaining personal guarantees from the borrower or the borrowers affiliates, and considering the quality and characteristics of the income stream generated by the property and the appraisal supporting the property’s valuation.

At December 31, 2016, approximately $231.4 million, or 15.2% of Home Savings’ total loans, were secured by mortgages on nonresidential real estate, of which $3.5 million, or 1.5% of Home Savings’ total nonresidential real estate loans, were considered nonperforming. New originations in this loan category totaled $107.7 million in 2016.

Land. Home Savings also originates a limited number of loans secured by vacant land. Home Savings’ land loans generally are fixed-rate loans for terms of up to five years and require a LTV of 65% or less. At December 31, 2016, approximately $8.4 million, or 0.6%, of Home Savings’ total loans were land loans. Nonperforming land loans totaled $34,000, or 0.4% of such loans, at December 31, 2016. New originations in this loan category totaled $3.5 million in 2016.

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

At December 31, 2016, Home Savings had approximately $68.2 million, or 4.5% of its total loans, invested in commercial construction loans.  None of these loans were nonperforming at December 31, 2016.  New originations for commercial construction loans totaled $91.3 million in 2016.

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

The repayment of commercial loans typically is dependent on the cash flow stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial term loans often consists of depreciating assets, which are generally matched to the amortization of the underlying loan.

At December 31, 2016, Home Savings had approximately $95.3 million invested in secured commercial loans and $7.4 million in unsecured commercial loans. The majority of these loans are secured by inventory, accounts receivable, equipment, investment property, vehicles or other assets of the borrower. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, where applicable.

Nonperforming secured and unsecured commercial loans at December 31, 2016, amounted to $361,000, or 0.3% of total commercial loans. New originations of commercial loans totaled $96.6 million in 2016, of which $90.2 million were secured.

Residential Mortgage Loans:

One-to Four-Family. Home Savings mainly originates conventional loans secured by first mortgages on one-to four-family residences primarily located within Home Savings’ market area.

Home Savings currently offers fixed-rate mortgage loans and adjustable-rate mortgage loans (ARMs). Although Home Savings’ loan portfolio includes a significant amount of 30-year fixed-rate loans, a considerable portion of fixed rate loans are originated for sale. The interest rate adjustment periods on ARMs are typically one, three, five, seven or ten years. The maximum interest rate adjustment on most of the ARMs is 2.0% on any adjustment date and a total of 6.0% over the life of the loan. The interest rate adjustments on three-year, five-year and ten-year ARMs presently offered by Home Savings are indexed to the weekly average rate on the one-year U.S. Treasury securities. Rate adjustments are computed by adding a stated margin to the index.

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

Under certain circumstances, Home Savings will offer loans with LTVs exceeding 80% without private mortgage insurance. Customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit from Home Savings for up to 9% of the appraised value without having to purchase mortgage insurance. Home Savings also offers a first-time homebuyers product that permits an LTV of 97% without private mortgage insurance. Such loans involve a higher degree of risk because, in the event of a borrower default, the value of the underlying collateral may not satisfy the principal and interest outstanding on the loan. To reduce this risk, Home Savings underwrites all portfolio loans to Freddie Mac and Fannie Mae underwriting guidelines.

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

At December 31, 2016, Home Savings’ one-to four-family residential real estate loans held in portfolio totaled approximately $762.9 million, or 50.2% of total loans. At December 31, 2016, $6.1 million, or 0.8%, of Home Savings’ one-to four-family loans were nonperforming. New originations in this loan category totaled $278.4 million in 2016.

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

At December 31, 2016, Home Savings had approximately $35.7 million, or 2.4% of its total loans, invested in one-to four-family residential construction loans.  All of these loans were performing according to the terms of their agreement as of December 31, 2016.

New originations for residential mortgage construction loans to owner-occupants totaled $221.5 million in 2016.  The level of new originations exceeded the outstanding balance of these loans as not all funds have been drawn on such loans as of December 31, 2016.

Consumer Loans:

Home Savings originates various types of consumer loans, including home equity loans, home equity lines of credit, vehicle loans, unsecured loans, and cash-secured loans.  Home Savings generally does not originate recreational vehicle loans or marine loans. Consumer loans are made at fixed and variable rates of interest for different terms based on the type of loan.

Home Savings generally makes closed-end home equity loans and lines of credit in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where it sells the first mortgage or another lender holds the first mortgage. Home Savings also offers home equity lines of credit. Fixed-rate home equity loans typically have terms of ten years. Rate adjustments on adjustable home equity loans change based on the prime interest rate for loans on residences of up to 90% LTV regardless of lien position. At December 31, 2016, approximately $165.1 million, or 10.9%, of Home Savings’ consumer loan portfolio consisted of home equity loans. Home Savings also makes cash-secured consumer loans for up to 100% of the principal balance of the account. These loans generally have fixed rates tied to market conditions.

For new automobiles, loans are originated for up to 115% of the MSRP value of the car with terms of up to 78 months. For used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A.) retail value of the car model and a term of up to 78 months. Most automobile loans are originated indirectly through approved auto dealerships. At December 31, 2016, automobile loans totaled $39.6 million, or 2.6% of Home Savings’ consumer loan portfolio.

At December 31, 2016, Home Savings had approximately $216.6 million, or 14.3% of its total loans, invested in consumer loans. Nonperforming consumer loans at December 31, 2016, amounted to $2.4 million, or 1.1% of such loans. New originations of consumer loans totaled $93.6 million in 2016.

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

At December 31, 2016, Home Savings had $115.8 million of outstanding commitments to make mortgage loans with the intention to sell in the secondary market, as well as $164.6 million available to borrowers under consumer and commercial lines of credit and $50.5 million available in the OverdraftPrivilege™ program. At December 31, 2016, Home Savings had $84.1 million in funds related to commercial loans in process and $51.9 million related to construction loans in process under existing contractual obligations.

Loans to One Borrower Limits. Regulations generally limit the aggregate amount that Home Savings may lend to any one borrower to an amount equal to 15.0% of Home Savings’ unimpaired capital and unimpaired surplus (Lending Limit Capital). A bank may lend to one borrower an additional amount not to exceed 10.0% of Lending Limit Capital if the additional amount is fully secured by certain forms of readily marketable collateral. Real estate is not considered readily marketable collateral. In applying this limit, regulations require that loans to certain related or affiliated borrowers be aggregated.

Based on such limits, Home Savings could lend approximately $37.3 million to one borrower at December 31, 2016. The largest amount Home Savings had committed to one borrower at December 31, 2016, was $12.7 million in the form of two loans, all of which was outstanding at December 31, 2016. At December 31, 2016, these commercial real estate loans were performing in accordance with their terms.

Delinquent Loans, Nonperforming Assets and Classified Assets. The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

	At December 31,
	2016			2015
			Percent of net			Percent of net
	Number	Amount	loans	Number	Amount	loans
	(Dollars in thousands)
Loans delinquent for:
30-59 days	96	$8,488	0.56%	103	$5,383	0.41%
60-89 days	42	2,525	0.17%	30	955	0.07%
90 days or over	182	7,858	0.52%	204	16,279	1.24%
Total delinquent loans	320	$18,871	1.26%	337	$22,617	1.72%

Home Savings determines the past due status of loans based on the number of payments the loan is past due.

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

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets by year at the dates indicated:

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans
Commercial Loans:
Multifamily and nonresidential	$3,546	$3,599	$5,874	$6,201	$19,092
Construction and land	34	384	1,582	3,580	13,513
Commercial and industrial	361	4,016	4,016	4,158	1,225
Total commercial loans	3,941	7,999	11,472	13,939	33,830
Residential mortgage loans:	6,084	6,181	6,816	6,356	5,437
Consumer Loans:	2,413	2,567	2,163	3,248	4,842
Total nonaccrual loans	12,438	16,747	20,451	23,543	44,109
Past due 90 days and still accruing	—	—	—	45	3,678
Total nonperforming loans	12,438	16,747	20,451	23,588	47,787
Real estate acquired through foreclosure and other repossessed assets	1,777	2,727	3,467	6,341	18,440
Other classified assets	6,384	—	—	—	—
Total nonperforming assets	$20,599	$19,474	$23,918	$29,929	$66,227
Total impaired loans	$31,548	$39,659	$45,897	$48,181	$61,017
Nonperforming loans as a percent of loans, net	0.83%	1.27%	1.78%	2.29%	4.48%
Nonperforming assets as a percent of total assets	0.94%	0.98%	1.30%	1.72%	3.66%
Allowance for loan losses as a percent of nonperforming loans	153.26%	105.76%	86.48%	89.52%	44.22%
Allowance for loan losses as a percent of loans, net	1.25%	1.33%	1.52%	2.01%	1.94%

In 2016, net income did not include uncollected interest on nonperforming loans. During 2016, approximately $702,000 in additional interest income would have been recorded had nonaccrual loans been accruing pursuant to contractual terms.

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

During 2016, Home Savings experienced a decline in impaired loans of $8.1 million. Home Savings recognized a decrease in nonperforming secured loans of approximately $3.7 million. Nonperforming home equity and residential one-to four-family loans declined $2.0 million and $1.9 million, respectively.

Real estate acquired in settlement of loans is classified separately on the balance sheet at estimated fair value less costs to sell as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in real estate owned and other repossessed asset expenses. At December 31, 2016, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $1.7 million and consisted primarily of $978,000 in one-to four-family residential properties, $748,000 secured by one-to four-family residential construction properties.

In addition to the classified loans identified above, other loans may be identified as having potential credit problems as a result of those loans being identified by our internal loan review function. These special mention loans, which have not exhibited the more severe weaknesses generally present in classified loans, amounted to $13.1 million, as of December 31, 2016, compared to $11.0 million at December 31, 2015.

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries, looking back 18 quarters as of December 31, 2016. In determining the qualitative component, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.   The quantitative and qualitative components are combined to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans.  At December 31, 2015, the Company evaluated 12 quarters of net charge-off history.

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

The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	Year ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$17,712	$17,687	$21,116	$21,130	$42,271
(Recovery) provision for loan losses	5,387	2,135	(1,271)	4,116	39,325
Charge-offs:
Commercial loans	(3,722)	(1,268)	(1,656)	(5,208)	(19,049)
Residential mortgage loans	(761)	(1,301)	(1,005)	(1,536)	(2,479)
Consumer loans	(1,151)	(1,257)	(1,578)	(1,883)	(2,740)
Total charge-offs	(5,634)	(3,826)	(4,239)	(8,627)	(24,268)
Recoveries:
Commercial loans	858	733	1,011	3,527	1,056
Residential mortgage loans	133	388	242	253	180
Consumer loans	631	595	828	717	724
Total recoveries	1,622	1,716	2,081	4,497	1,960
Net charge-offs from asset sale	—	—	—	—	(38,158)
Net charge-offs	(4,012)	(2,110)	(2,158)	(4,130)	(60,466)
Balance at end of year	$19,087	$17,712	$17,687	$21,116	$21,130
Ratio of net charge-offs to average net loans	(0.29)%	(0.17)%	(0.20)%	(0.40)%	(4.88)%

At December 31, 2016, the allowance for loan losses was 1.26% of total loans, net and 153.46% of total nonperforming loans.

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

	At December 31,
	2016		2015		2014		2013		2012
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)
Commercial loans	$10,824	56.71%	$8,077	45.60%	$5,690	21.71%	$6,984	21.54%	$9,156	25.40%
Residential mortgage loans	5,538	29.01%	6,630	37.43%	8,517	62.77%	9,830	60.42%	7,515	54.84%
Consumer loans	2,725	14.28%	3,005	16.97%	3,480	15.52%	4,302	18.04%	4,459	19.76%
Total	$19,087	100.00%	$17,712	100.00%	$17,687	100.00%	$21,116	100.00%	$21,130	100.00%

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

Home Savings Investment Activities. Federal laws and regulations as well as Ohio law permit Home Savings to invest in various types of marketable securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities and certain other specified investments. The Board has adopted an investment policy that authorizes management to make investments in U.S. Treasury obligations, U.S. Federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Fannie Mae, Freddie Mac and Government National Mortgage Association (GNMA), investment-grade municipal obligations and creditworthy, unrated securities issued by municipalities in which Home Savings is located. Such securities comprised 100% of Home Savings’ investment securities portfolio at December 31, 2016. The investment policy also authorizes management to make investments in securities issued by private issuers, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers’ acceptances, federal funds and money market funds. Home Savings’ investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity.

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

The following table presents the amortized cost, fair value and weighted average yield of securities available for sale at December 31, 2016 by maturity:

	At December 31, 2016
	No stated				After one year through
	maturity		One year or less		five years
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$—	0.00%	$—	0.00%	$—	0.00%
Mortgage-related securities-residential	—	0.00%	—	0.00%	—	0.00%
States of the U.S. and political subdivisions	—	0.00%	—	0.00%	—	0.00%
Total securities available for sale	$—	0.00%	$—	0.00%	$—	0.00%

	At December 31, 2016
	Five years through		After
	ten years		ten years		Total
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$188,083	2.23%	$—	0.00%	$188,083	2.23%
Mortgage-related securities-residential	22,554	2.26%	78,048	2.00%	100,602	2.06%
States of the U.S. and political subdivisions	416	3.70%	58,999	4.12%	59,415	4.12%
Total securities available for sale	$211,053	2.24%	$137,047	2.91%	$348,100	2.50%

The following table presents the amortized cost, fair value and weighted average yield of securities held to maturity at December 31, 2016 by maturity:

	At December 31, 2016
	No stated				After one year through
	maturity		One year or less		five years
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$—	0.00%	$—	0.00%	$—	0.00%
Mortgage-related securities-residential	—	0.00%	—	0.00%	—	0.00%
States of the U.S. and political subdivisions	—	0.00%	3,200	2.11%	—	0.00%
Total securities held to maturity	$—	0.00%	$3,200	2.11%	$—	0.00%

	At December 31, 2016
	Five years through		After
	ten years		ten years		Total
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$—	0.00%	$—	0.00%	$—	0.00%
Mortgage-related securities-residential	—	0.00%	85,065	1.95%	85,065	1.95%
States of the U.S. and political subdivisions	4,760	3.14%	4,494	3.45%	12,454	2.99%
Total securities held to maturity	$4,760	3.14%	$89,559	2.03%	$97,519	2.08%

(1)	Yields are calculated on a fully tax equivalent basis.

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

Brokered deposits represent funds, which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Home Savings had $76.5 million in brokered deposits at December 31, 2016 and no brokered deposits at December 31, 2015.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

	At December 31, 2016			For the Year Ended December 31, 2016
		Percent	Weighted		Percent	Weighted
		of total	average	Average	of average	average
	Amount	deposits	rate	balance	deposits	rate
	(Dollars in thousands)
Noninterest bearing demand	$256,918	16.96%	0.00%	$242,384	16.55%	0.00%
Checking and money market accounts	475,083	31.36%	0.21%	489,838	33.45%	0.21%
Savings accounts	294,564	19.44%	0.03%	289,506	19.77%	0.04%
Certificates of deposit	488,426	32.24%	0.97%	442,717	30.23%	1.08%
Total deposits	$1,514,991	100.00%	0.38%	$1,464,445	100.00%	0.40%

	At December 31, 2015			For the Year Ended December 31, 2015
		Percent	Weighted		Percent	Weighted
		of total	average	Average	of average	average
	Amount	deposits	rate	balance	deposits	rate
	(Dollars in thousands)
Noninterest bearing demand	$227,505	15.85%	0.00%	$209,165	14.78%	0.00%
Checking and money market accounts	472,389	32.90%	0.22%	480,520	33.94%	0.19%
Savings accounts	280,889	19.56%	0.06%	279,964	19.77%	0.05%
Certificates of deposit	454,960	31.69%	1.19%	446,148	31.51%	1.22%
Total deposits	$1,435,743	100.00%	0.46%	$1,415,797	100.00%	0.46%

The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2016:

		Over	Over
	Up to	1 year to	2 years to
Rate	one year	2 years	3 years	Thereafter	Total
	(Dollars in thousands)
2.00% or less	$269,313	$85,287	$28,824	$57,044	$440,468
2.01% to 4.00%	36,599	9,596	470	1,293	47,958
Total certificates of deposit	$305,912	$94,883	$29,294	$58,337	$488,426

At December 31, 2016, approximately $305.9 million of Home Savings’ certificates of deposit will mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $172.1 million, as of December 31, 2016, were available from the FHLB.

The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2016:

Maturity	Amount
(Dollars in thousands)
Three months or less	$10,299
Over 3 months to 6 months	19,592
Over 6 months to 12 months	57,211
Over 12 months	53,053
Total	$140,155

The following table presents the amount of Home Savings’ certificates of deposit of $250,000 or more, which are included in the table above, by the time remaining until maturity at December 31, 2016:

Maturity	Amount
(Dollars in thousands)
Three months or less	$1,552
Over 3 months to 6 months	10,346
Over 6 months to 12 months	35,234
Over 12 months	14,151
Total	$61,283

The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	Year ended December 31,
	2016	2015
	(Dollars in thousands)
Beginning balance	$1,435,743	$1,347,836
Net increase (decrease) in other deposits	73,326	81,555
Net deposits before interest credited	1,509,069	1,429,391
Interest credited	5,922	6,352
Ending balance	1,514,991	1,435,743
Net increase (decrease)	$79,248	$87,907
Percent increase (decrease)	5.52%	6.52%

Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met. At December 31, 2016, Home Savings was still a savings association.  Under current regulations, an association must meet certain qualifications to be eligible for FHLB advances. The extent to which an association is eligible for such advances will depend upon whether it meets the Qualified Thrift Lender (QTL) test. If an association meets the QTL test, it will be eligible for 100% of the advances available. If an association does not meet the QTL test, the association will be eligible for such advances only to the extent it holds specified QTL test assets. At December 31, 2016, Home Savings was in compliance with the QTL test. Home Savings may borrow up to an additional $172.1 million from the FHLB, and had $390.8 million in outstanding advances at December 31, 2016. None of the advances outstanding are callable.

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

EMPLOYEES

At December 31, 2016, United Community had 442.5 full-time equivalent employees.  Home Savings believes that relations with its employees are good. Home Savings makes available health, life and disability benefits, access to variable compensation and a 401(k) plan for its employees.

REGULATION

United Community is a financial holding company, and subject to regulation, examination and oversight by the FRB. There generally are no restrictions on the activities of United Community, unless the FRB determines that there is reasonable cause to believe that an activity constitutes a serious risk to the financial safety, soundness, or stability of Home Savings. Home Savings is subject to regulation, examination and oversight by the Ohio Division and the FDIC, and it also is subject to certain provisions of the Federal Reserve Act. United Community and Home Savings also are subject to the provisions of the Ohio Revised Code applicable to corporations generally, including laws that restrict takeover bids, tender offers and control-share acquisitions involving public companies that have significant ties to Ohio.

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

FRB regulations currently require savings associations to maintain certain reserves of net transaction accounts (primarily checking accounts). At December 31, 2016, Home Savings was in compliance with its reserve requirements.

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

In addition, a statutory limitation on the acquisition of control of an Ohio bank requires the written approval of the Ohio Division prior to the acquisition by any person or entity of a controlling interest in an Ohio bank. Control exists, for purposes of Ohio law, when any person or entity which, either directly or indirectly, or acting in concert with one or more other persons or entities, owns, controls, holds with power to vote, or holds proxies representing, 15% or more of the voting shares or rights of a bank, or controls in any manner the election or appointment of a majority of the directors. Ohio law also requires that certain acquisitions of voting securities that would result in the acquiring shareholder owning 20%, 33 1/3% or 50% of the outstanding voting securities of United Community must be approved in advance by the holders of at least a majority of the outstanding voting shares represented at a meeting at which a quorum is present and a majority of the portion of the outstanding voting shares represented at such a meeting, excluding the voting shares by the acquiring shareholder.

Federal law generally prohibits a financial holding company, such as United Community, from controlling any other bank or bank holding company without prior approval of the FRB, or from acquiring or retaining more than 5% of the voting shares of a bank or holding company thereof, which is not a subsidiary. Except with the prior approval of the FRB, no director or officer of a bank holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company’s stock also may acquire control of any bank, other than a subsidiary institution, or any other bank holding company.

In July 2013, the United States banking regulators issued final new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.  The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a Tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0 percent, and (d) a minimum leverage ratio of 4.0%.

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

Under the guidelines, capital is compared to the relative risk related to the balance sheet.  To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5% composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter.  The capital conservation buffer is 1.25% for 2017.

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

Future legislation or regulatory changes would likely increase compliance costs, along with possibly restricting the operations of United Community.

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

The Company’s financial condition and results of operations could be negatively affected if the Company fails to manage its growth effectively.

United Community may acquire other financial institutions or parts of institutions in the future, open new branches, and consider new lines of business and new products or services. Expansions of its business would involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions or expansions into new markets;

•	the potential inaccuracy of estimates and judgments used to evaluate the business and risks with respect to target institutions;

•	the time and costs of hiring local management and opening new offices;

•	the delay between commencing making acquisitions or engaging in new activities and the generation of profits from the expansion;

•	United Community’s ability to finance an expansion and the possible dilution to existing shareholders;

•	the diversion of management’s attention to the expansion;

•	management’s lack of familiarity with new market areas;

•	the integration of new products and services and new personnel into the Company’s existing business;

•	the incurrence and possible impairment of goodwill associated with an acquisition and effects on United Community’s results of operations; and

•	the risk of loss of key employees and customers.

If United Community’s growth involves the acquisition of companies through merger, the success of the merger will depend on, among other things, United Community’s ability to combine the businesses in a manner that permits growth opportunities and cost efficiencies, and does not cause inconsistencies in standards, controls, procedures and policies that adversely affect the ability of United Community to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger.

Failure to manage United Community’s growth effectively could have a material adverse effect on its business, future prospects, financial condition or results of operations and could adversely affect United Community’s ability to successfully implement its business strategy.

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

U.S. tax laws applicable to Home Savings would cause a taxable recapture of accumulated bad debt reserves of up to $21.1 million to the extent that Home Savings makes a distribution to United Community while Home Savings does not have sufficient tax earnings and profits at the time of such distribution. The income tax liability resulting from such a distribution could be as great as $7.3 million. No deferred tax liability has been recorded for this potential recapture liability. For a further description, refer to Note 14 to the consolidated financial statements.  Accordingly, until Home Savings restores its tax earnings and profits to an amount sufficient to avoid taxable bad debt reserve recapture upon distributions to United Community, we may be unwilling to approve a dividend from Home Savings to United Community even if Home Savings was otherwise permitted or able to make a dividend to United Community. As of December 31, 2016, the deficit in tax earnings and profits was approximately $21.7 million. Tax earnings and profits is generally increased by taxable income and tax-exempt income and decreased by income taxes payable and non-deductible expenses.

As a result, any payment of dividends in the future by United Community will be generally dependent on Home Savings’ earnings, capital requirements, financial condition and other factors.

Changes in the fair value of our investment securities may reduce stockholders’ equity and net income.

As of December 31, 2016, securities available for sale were $343.3 million and the net unrealized losses on those securities were $4.8 million. Stockholders’ equity is increased or decreased by the change in unrealized gain or loss on these securities, through accumulated other comprehensive income (loss) (AOCI). The unrealized gain or loss represents the difference between the estimated fair value and the amortized cost of the securities. A decline in the estimated fair value of the portfolio results in, but is not limited to, a decline in stockholders’ equity, book value per common share, and tangible book value per common share. Potential recovery of a debt security is dependent upon a number of factors as it approaches maturity, including, but not limited to, credit quality and market interest rates. Increases in market interest rates commonly result in declines in the fair value of debt securities. Equity securities have no stated maturity; therefore, declines in fair value may or may not be recovered over time and are subject to market and issuer fundamentals.

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

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures or interruptions could have an adverse effect on our financial condition and results of operations.

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

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer systems or otherwise, could severely harm its business.

Potential misuse of funds or information by Home Savings’ employees or by third parties could result in damage to Home Savings’ customers for which Home Savings could be held liable, subject Home Savings to regulatory sanctions and otherwise adversely affect Home Savings’ financial condition and results of operations.

Home Savings’ employees handle a significant amount of funds, as well as financial and personal information. Although Home Savings has implemented systems to minimize the risk of fraudulent taking or misuse of funds or information, there can be no assurance that such systems will be adequate or that a taking or misuse of funds or information by employees, by third parties who have authorized access to funds or information, or by third parties who are able to access funds or information without authorization will never occur. Home Savings could be held liable for such an event and could also be subject to regulatory sanctions. Home Savings could also incur the expense of developing additional controls to prevent future such occurrences. Although Home Savings has insurance to cover such potential losses, Home Savings cannot provide assurance that such insurance will be adequate to meet any liability. In addition, any loss of trust or confidence placed in Home Savings by our clients could result in a loss of business, which could adversely affect our financial condition and results of operations.

We could suffer a material adverse impact from interruptions in the effective operation of, or security breaches affecting, our computer systems.

Home Savings relies heavily on information systems to conduct our business and to process, record, and monitor transactions. Risks to the system result from a variety of factors, including the potential for bad acts on the part of hackers, criminals, employees and others. As one example, some banks have experienced denial of service attacks in which individuals or organizations flood the bank’s website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Home Savings is also at risk for the impact of natural disasters, terrorism and international hostilities on its systems or for the effects of outages or other failures involving power or communications systems operated by others. These risks also arise from the same types of threats to businesses with which Home Savings deals.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Home Savings owns its corporate headquarters building located in Youngstown, Ohio. Of Home Savings’ 31 retail banking offices, 27 are owned and the remaining offices are leased. Loan origination offices are leased under long-term lease agreements. The information contained in Note 8 to the consolidated financial statements titled Premises and Equipment is incorporated herein by reference.

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

There were 54,138,910 United Community common shares issued and 49,697,647 shares outstanding and held by approximately 9,500 record holders as of March 8, 2017. United Community’s common shares are traded on The Nasdaq Stock Market® under the symbol UCFC. Quarterly stock prices and dividends declared are shown in the following table.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
High	$6.13	$6.12	$7.28	$9.40
Low	5.31	5.56	5.98	7.06
Dividends declared and paid	0.03	0.03	0.03	0.03

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015
High	$5.61	$5.68	$5.44	$6.33
Low	4.95	5.27	3.58	4.84
Dividends declared and paid	0.01	0.01	0.03	0.03

The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended December 31, 2016:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan (1)
October 1 through October 31, 2016	2,500	$7.31	2,500	1,684,830
November 1 through November 30, 2016	1,000	8.48	1,000	1,683,830
December 1 through December 31, 2016	—	—	—	1,683,830
Total	3,500	7.64	3,500	1,683,830

(1)

On April 28, 2016, United Community publicly announced that the Board had approved a new repurchase program authorizing the repurchase of up to 2,500,000 UCFC common shares. This program has no expiration date.

Performance Graph

The following graph compares the cumulative total return on United Community’s common shares since December 31, 2011, with the total return of an index of companies whose shares are traded on The Nasdaq Stock Market and an index of publicly traded thrift institutions and thrift holding companies. The graph assumes that $100 was invested in United Community shares on December 31, 2011.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
United Community Financial Corp.	100.00	227.56	281.10	424.66	472.66	728.53
NASDAQ Composite	100.00	117.45	164.57	188.84	201.98	219.89
SNL Thrift	100.00	121.63	156.09	167.88	188.78	231.23

Equity Compensation Plan Information

Information regarding United Community’s common shares that have been authorized for issuance under the United Community equity compensation plan as of December 31, 2016, appears under Item 12 of this Form 10-K and is incorporated herein by reference.

Item 6.	Selected Financial Data

Selected financial condition data:

	At December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Total assets	$2,191,345	$1,987,989	$1,833,550	$1,737,850	$1,808,365
Cash and cash equivalents	45,887	35,910	32,980	77,331	42,613
Securities:
Available for sale, at fair value	343,284	357,670	499,790	511,006	574,562
Held to maturity, at amortized cost	97,519	110,699	—	—	—
Loans held for sale	62,758	35,801	20,730	4,838	13,031
Loans, net	1,503,577	1,316,192	1,148,093	1,029,192	1,066,240
Federal Home Loan Bank stock, at cost	18,068	18,068	18,068	26,464	26,464
Cash surrender value of life insurance	55,861	54,366	46,401	44,972	28,881
Deposits	1,514,991	1,435,743	1,347,836	1,391,752	1,462,074
Borrowed funds	391,268	279,510	216,752	140,578	140,598
Total shareholders’ equity	249,806	244,245	240,135	175,074	170,760

Summary of earnings:

	Year ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Interest income	$70,729	$65,635	$63,244	$64,744	$78,444
Interest expense	8,428	9,113	11,825	13,413	18,006
Net interest income	62,301	56,522	51,419	51,331	60,438
Provision for loan losses	5,387	2,135	(1,271)	4,116	39,325
Net interest income after provision for loan losses	56,914	54,387	52,690	47,215	21,113
Non-interest income	22,076	19,717	13,741	19,749	22,731
Non-interest expenses	52,019	49,929	55,960	56,737	65,169
Income (loss) before taxes	26,971	24,175	10,471	10,227	(21,325)
Income tax expense (benefit)	8,143	7,893	(39,735)	200	(888)
Net income (loss)	18,828	16,282	50,206	10,027	(20,437)
Amortization of discount on preferred stock	—	—	—	(6,751)	—
Earnings (loss) available to common shareholders	$18,828	$16,282	$50,206	$3,276	$(20,437)

Selected financial ratios and other data:

	At or for the year ended December 31,
	2016	2015	2014	2013	2012
Performance ratios:
Return on average assets (1)	0.91%	0.85%	2.82%	0.56%	(1.06)%
Return on average equity (2)	7.58%	6.65%	23.30%	5.32%	(10.71)%
Interest rate spread (3)	3.13%	3.06%	2.93%	2.88%	3.14%
Net interest margin (4)	3.24%	3.18%	3.10%	3.04%	3.31%
Noninterest expense to average assets	2.50%	2.61%	3.14%	3.16%	3.33%
Efficiency ratio (5)	61.01%	65.10%	80.11%	80.15%	79.28%
Average interest-earning assets to average interest-bearing liabilities	124.82%	124.39%	122.83%	119.98%	117.18%
Capital ratios:
Average equity to average assets	11.95%	12.81%	12.10%	10.51%	9.89%
Equity to assets, end of period	11.39%	12.29%	13.10%	10.07%	9.44%
Tier 1 leverage ratio	10.65%	11.46%	12.11%	10.50%	8.70%
Common equity Tier 1 ratio	15.22%	17.46%	n/a	n/a	n/a
Tier 1 risk-based capital ratio	15.22%	17.46%	19.87%	18.50%	14.95%
Total risk-based capital ratio	16.47%	18.72%	21.13%	19.76%	16.21%
Asset quality ratios:
Nonperforming loans to net loans at end of period (6)	0.83%	1.27%	1.78%	2.29%	4.48%
Nonperforming assets to average assets (7)	0.99%	1.02%	1.34%	1.67%	3.42%
Nonperforming assets to total assets at end of period	0.94%	0.98%	1.30%	1.72%	3.66%
Allowance for loan losses as a percent of loans	1.25%	1.33%	1.52%	2.01%	1.94%
Allowance for loan losses as a percent of nonperforming loans (6)	153.46%	105.76%	86.48%	89.52%	44.22%
Texas ratio (8)	7.71%	7.43%	9.28%	15.27%	34.56%
Total classified assets as a percent of Tier 1 Capital	12.76%	17.74%	18.64%	31.83%	48.76%
Total classified loans as a percent of Tier 1 Capital and ALLL	8.49%	15.32%	15.79%	25.58%	32.95%
Total classified assets as a percent of Tier 1 Capital and ALLL	11.77%	16.44%	17.25%	28.62%	43.09%
Net chargeoffs as a percent of average loans	0.29%	0.17%	0.20%	0.40%	4.88%
Total 90+ days past due as a percent of net loans	0.52%	1.24%	1.40%	1.97%	3.94%
Per share data:
Basic earnings (loss) per common share (9)	$0.40	$0.34	$1.00	$0.07	$(0.62)
Diluted earnings (loss) per common share (9)	0.40	0.34	1.00	0.07	(0.62)
Book value per common share (10)	5.36	5.14	4.88	3.48	5.17
Tangible book value per common share (11)	5.32	5.14	4.88	3.47	5.16
Cash dividend per common share	0.11	0.07	0.02	—	—
Dividend payout ratio (12)	27.50%	20.59%	2.00%	n/a	n/a

Notes:

1.	Net income divided by average total assets
2.	Net income divided by average total equity
3.	Difference between weighted average yield on interest-earning assets and weighted average cost of interest-bearing liabilities
4.	Net interest income as a percent of average interest-earning assets
5.

Noninterest expense, excluding the amortization of intangible assets and prepayment penalty, divided by the sum of net interest income and noninterest income, excluding gains and losses on securities and gains and losses on foreclosed assets

6.	Nonperforming loans consist of nonaccrual loans and loans past due ninety days and still accruing
7.	Nonperforming assets consist of nonperforming loans, real estate owned and other repossessed assets and other assets
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

General

United Community was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of Home Savings issued upon the Conversion of Home Savings, which was completed on July 8, 1998.

The following discussion and analysis of the financial condition and results of operations of United Community and its subsidiary, Home Savings, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in this Annual Report.

Overview

Total assets increased 10.2% to $2.2 billion at December 31, 2016. Contributing to the change were increases in net loans, loans held for sale, customer list intangible, cash surrender value of life insurance and other assets. These changes were offset by decreases in securities, real estate owned and other repossessed assets. Total liabilities increased 11.3% to $1.9 billion at December 31, 2016. This change was primarily the result of increased deposits, both interest bearing and non-interest bearing, as well as overnight advances from the Federal Home Loan Bank (FHLB), which were used to fund balance sheet growth.

The Company recognized net income of $18.8 million for the year ended December 31, 2016, compared to net income of $16.3 million in 2015.  Materially impacting 2016 net income was a 10.2% increase in net interest income and a 12.0% increase in noninterest income offset by an increase in noninterest expense of 4.2%.

Material Changes in Financial Condition

Total assets increased $203.4 million, or 10.2%, from $2.0 billion at December 31, 2015 to $2.2 billion at December 31, 2016. The net change in assets consisted primarily of increases in cash and cash equivalents of $10.0 million, net loans of $187.4 million, loans held for sale of $27.0 million, cash surrender value of life insurance of $1.5 million and other assets of $3.3 million offset by decreases in securities of $27.6 million and real estate owned and other repossessed assets of $950,000. Total liabilities increased $197.8 million, or 11.3%, as a result of increases of $49.8 million in interest bearing deposits, $29.4 million in non-interest bearing deposits, and $111.8 million in FHLB advances.

Funds not currently utilized for general corporate purposes are invested in overnight funds and securities. Cash and cash equivalents increased $10.0 million, or 27.8%, to $45.9 million at December 31, 2016, compared to $35.9 million at December 31, 2015. Cash and cash equivalents increased in 2016 as a result of increased balances on hand with correspondent banks and the Federal Reserve.

Available for sale securities decreased $14.4 million, or 4.0% to $343.3 million at December 31, 2016.  The change in available for sale securities was affected by maturities, paydowns and amortization totaling $24.7 million and sales of $32.7 million.   A market value adjustment of $2.0 million also contributed to the decrease during 2016. Partially offsetting this activity were purchases aggregating $52.2 million.  The balance of the unrealized loss position at December 31, 2016 increased $983,000 to $4.8 million, pretax, compared to $3.8 million, pretax at December 31, 2015. The unrealized loss position recognized in available for sale securities is primarily driven by market conditions. To that end, the Company expects to receive all principal and interest payments contractually due and has no intent to sell and more than likely will not be required to sell these securities until maturity. The majority of the securities are Government Sponsored Entities (GSE) issued debt or mortgage-backed securities and carry the same rating as the U.S. Government.

The duration of the available for sale securities portfolio was approximately 5.5 years at December 31, 2016. There is risk that longer-term rates could rise, resulting in greater unrealized losses. It is also possible, however, that longer term rates could fall, resulting in the recovery of all of the unrealized losses. Management continues to allow the portfolio to decline in the normal course. In addition, the Company may look for opportunities to sell securities to continue to reduce the portfolio, change the duration characteristics of the portfolio, and/or change the mix of the portfolio.

Held to maturity securities decreased $13.2 million, or 11.9% to $97.5 million at December 31, 2016.  The change in held to maturity securities is the result of maturities, paydowns and amortization totaling $24.7 million.  The Company purchased $3.2 million in securities classified as held to maturity during 2016.

Loans held for sale, carried at lower of cost or market, were $165,000 and loans held for sale, carried at fair value were $62.6 million at December 31, 2016.  The change in loans held for sale was primarily attributable to the originations of permanent construction loans during the period.  These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination.  Additionally, in the first quarter of 2016, Home Savings elected the fair value option for all newly originated fixed rate mortgage loans held for sale. Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Net loans increased 14.2% to $1.5 billion at December 31, 2016, compared to $1.3 billion at December 31, 2015. Commercial loans increased $134.5 million, residential mortgage loans increased $24.0 million and consumer loans increased $28.3 million. The primary reason for the increase is the continued focus on growing the commercial real estate and commercial and industrial portfolios.  See Note 5 to the consolidated financial statements for additional information regarding the composition of net loans.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for probable loan losses charged to expense. The allowance for loan losses was $19.1 million at December 31, 2016, compared to $17.7 million at December 31, 2015. The allowance for loan losses as a percentage of loans was 1.25% at December 31, 2016, compared to 1.33% at December 31, 2015. The allowance for loan losses as a percentage of nonperforming loans was 153.46% at December 31, 2016, compared to 105.76% at December 31, 2015. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for probable loan losses is designed to account for credit deterioration as it occurs. The provision for probable loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

During 2016, the Company recorded a loan loss provision of $5.4 million. This recognition was primarily due to the growth of the loan portfolio and a loss recognized on a commercial real estate loan, partially offset by improvements in qualitative factors. During the first quarter of 2016, the Company determined that an impairment charge to a specific loan was required. After a review of one long-held nonresidential commercial real estate loan, the Company concluded that this loan had become impaired because the borrower is unlikely to perform its obligation in accordance with the terms and conditions of the loan.  The Company took a charge of $2.5 million in first quarter of 2016 to write the loan down to fair value. In addition, a specific reserve was established to cover probable costs.

Impaired Loans. A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $31.5 million at December 31, 2016 as compared to $39.7 million at December 31, 2015.  The decrease in impaired loans can be largely attributed to the resolution of loans through principal payments, charge-offs, sale of the loan or collateral or by Home Savings taking possession of the collateral.

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

A restructured loan that has fallen into nonaccrual status will return to accruing status if either of the following criteria are met: (i) none of the principal and interest is due or unpaid and Home Savings expects repayment of the remaining contractual principal and interest, or (ii) the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments on a loan that is between 30 and 89 days past due and there is reasonable assurance of prepayment established through payment performance over a period of six months. TDR loans aggregated $27.3 million at December 31, 2016 compared to $26.3 million at December 31, 2015. TDR loans that were on nonaccrual status aggregated $7.0 million and $2.8 million at December 31, 2016 and December 31, 2015, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $20.3 million and $23.4 million at December 31, 2016 and December 31, 2015, respectively.

Nonperforming Loans. Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $12.4 million, or 0.83% of net loans, at December 31, 2016, compared to $16.7 million, or 1.27% of net loans, at December 31, 2015. The reduction was driven by a single relationship aggregating $6.4 million.  The source of repayment for the relationship resides in funds held in escrow by a court.   As the relationship no longer constitutes a loan, it was classified as an Other Asset to more closely reflect the nature of the receivable.

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

Federal Home Loan Bank Stock.  FHLB stock was $18.1 million at December 31, 2016 and 2015.  During 2016, the FHLB paid a cash dividend of $723,000 in lieu of stock dividends to its member banks.

Real Estate Owned and Other Repossessed Assets.  Real estate owned and other repossessed assets decreased $950,000 or 34.8% during the year ended December 31, 2016, as compared to the year ended December 31, 2015. Property acquired in the settlement of loans is recorded at the lower of the loan’s acquisition balance less cost to sell or the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to reflect properly the asset at fair value.

Bank Owned Life Insurance.  Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. Home Savings recognized $1.5 million and $1.7 million (including a death benefit of $248,000), as other non-interest income based on the change in cash value of the policies in the twelve months ended December 31, 2016 and 2015, respectively.

Other Assets.  Other assets increased $3.3 million during 2016.  The increase was driven by the movement of a single loan relationship aggregating $6.4 million that was classified at the end of 2016 as an Other Asset to more closely reflect the nature of the receivable.  Also contributing to the change was Home Savings investment related to low-income housing aggregating $3.0 million in the third quarter of 2016.  These increases were offset partially by a reduction in net deferred tax assets.  As of December 31, 2016, the net DTA was $13.5 million, and as of December 31, 2015, the net DTA was $20.4 million.

Total Deposits.  Total deposits increased $79.2 million to $1.5 billion at December 31, 2016, compared to $1.4 billion at December 31, 2015. Non-interest bearing accounts increased $29.4 million, or 12.9%, since the prior year-end, attributable to an increase in commercial deposits.  During the same time period, interest bearing deposits increased 4.1%, or $49.8 million, which can be primarily attributed to Home Savings’ utilizing brokered certificates of deposit in 2016.  Home Savings had no brokered deposits in 2015.

FHLB Advances.  Funds needed in excess of deposit growth are borrowed in the normal course of business, if necessary. Home Savings has an established credit relationship with the FHLB of Cincinnati under which Home Savings could borrow up to an additional $172.1 million as of December 31, 2016. These borrowings are collateralized by residential mortgage loans.  Of the total borrowing capacity at the FHLB, Home Savings had outstanding term advances of $47.8 million with an effective rate of 2.73% and overnight advances of $343.0 million with a rate of 0.64 % at December 31, 2016.

Shareholders’ Equity.  Shareholders’ equity increased $5.6 million to $249.8 million at December 31, 2016, from $244.2 million at December 31, 2015. The change occurred as a result of net income for the period, offset by adjustments to other comprehensive income associated with the change in value of available for sale securities during the period.  The Company also paid a quarterly dividend as well as the purchase of treasury stock.

Accumulated other comprehensive income declined $1.8 million from December 31, 2015 to December 31, 2016. Unrealized losses on securities included in other comprehensive income have not been recognized in income at December 31, 2016 and December 31, 2015 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell (and it is likely that management will not be required to sell) the securities prior to their anticipated recovery, and the decline in fair value is largely due to the level of longer-term interest rates in 2015 and 2016. The fair value is expected to recover as the investments approach maturity.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings and consequently Home Savings’ ability to meet its future capital requirements.

Book value per common share as of December 31, 2016 was $5.36 as compared to $5.14 per common share as of December 31, 2015. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as mentioned above.

Material Changes in Operating Results for the Years Ended December 31, 2016 and December 31, 2015

Net Income. United Community recognized net income for the twelve months ended December 31, 2016, of $18.8 million, or $0.40 per diluted common share, compared to net income of $16.3 million, or $0.34 per diluted common share.

The significant change in earnings for 2016 was primarily a result of higher pretax income.  Net interest income for 2016 increased $5.8 million. The provision for loan losses increased $3.3 million during the same period. Additionally, non-interest income increased $2.4 million and noninterest expense increased $2.1 million. United Community’s annualized return on average assets and return on average equity were 0.91% and 7.58%, respectively for the twelve months ended December 31, 2016 and 0.85% and 6.65%, respectively, for the twelve months ended December 31, 2015.

Net Interest Income. Net interest income was $62.3 million in 2016, up from the $56.5 million recorded in 2015.  Net interest margin increased six basis points to 3.24% for the twelve months ended December 31, 2016 compared to 3.18% for the twelve months ended December 31, 2015.

Total interest income increased by $5.1 million in 2016 compared to 2015, to $70.7 million from $65.6 million. The increase is a result of an increase in average net loans and loans held for sale, offset by lower yields received on these balances.  Average net loans increased $182.0 million 2016 compared to the same period in 2015 and yields declined 18 basis points to 4.13% for the twelve months ended December 31, 2016 from 4.31% for the same period in 2015. Average loans held for sale increased $11.2 million in 2016 compared to 2015, while yields declined to 3.82% for the twelve months ended December 31, 2016 from 4.03% for the same period in 2015. Interest income from net loans increased to $57.9 million for the twelve months ended December 31, 2016 compared to $52.6 million for the same period in 2015, and income from loans held for sale increased to $1.8 million for the twelve months ended December 31, 2016 compared to $1.4 million for the same period in 2015.  These increases were partially offset by a decline of $581,000 in income on available for sale and held to maturity securities.

Interest expense decreased by $685,000 in 2016 to $8.4 million compared to $9.1 million during the same period in 2015. This decrease was due to a ten basis point decline in the average cost of interest-bearing liabilities in 2016 primarily due to the prepayment of a repurchase agreement in the fourth quarter of 2015. Interest expense related to interest-bearing deposits was $5.9 million in 2016 compared to $6.5 million in 2015.  Expenses on FHLB advances and securities sold under repurchase agreements and other borrowings were $2.5 million and $20,000 respectively in 2016 compared to $1.3 million and $1.3 million respectively in 2015.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $5.4 million in 2016, compared to $2.1 million in 2015.  The increase in provision expense during 2016 was driven by strong loan growth.  Additionally, the Company recorded a charge-off of $2.5 million during 2016, related to one long-held nonresidential commercial real estate loan.  For the twelve months ended December 31, 2016, net charge-offs to average outstanding loans was 29 basis points.  This compares to 17 basis points for the same period in 2015.

Noninterest Income. Non-interest income was $22.1 million in 2016 compared to $19.7 million in 2015.  Positively impacting the comparison was the benefit of insurance agency income totaling $1.7 million.  Also contributing to the change was an increase of $102,000 of deposit related fees along with an increase of $166,000 in brokerage income and a $162,000 increase in debit/credit card fees.  A decrease in losses incurred on real estate owned and other repossessed assets of $352,000 also contributed to the change.  Lastly, security gains totaling $604,000 were $462,000 higher in 2016, when compared to 2015.

Noninterest Expense. Non-interest expense was $52.0 million for the twelve months ended December 31, 2016, which represented an increase of $2.1 million, or 4.2%, from the twelve months ended December 31, 2015.  The acquisition of the insurance company and its operating expenses of $1.3 million for the year negatively affected the current comparison.  During the fourth quarter of 2016, United Community recognized $787,000 in merger related expenses associated with the Ohio Legacy acquisition that closed on January 31, 2017.  Also affecting the comparison, equipment and data processing charges increased $699,000 and Financial Institutions Tax increased $453,000.  The efficiency ratio improved to 61.01% for 2016 compared to 65.10% for 2015.

Federal Income Taxes. During the twelve months ended December 31, 2016, the Company recognized a tax expense of $8.1 million on pre-tax income of $27.0 million, compared to a tax expense of $7.9 million on pre-tax income of $24.2 million for the twelve months ended December 31, 2015.  The primary reason for the variance was higher pre-tax income offset by the Company’s investment in non-taxable municipal securities and the tax benefit recognized from the reversal of the disproportionate tax effect of $511,000 associated with the termination of postretirement benefits.  The effective tax rate for 2016 was 30.2% compared to 32.6% for 2015.

Material Changes in Operating Results for the Years Ended December 31, 2015 and December 31, 2014

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

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $2.1 million in 2015, compared to a negative provision of $1.3 million in 2014.  The increase in provision for loan losses was caused by an overall increase in outstanding loans during 2015.  Also affecting the comparison, during this time period, a large commercial real estate loan paid off in the second quarter of 2014, releasing approximately $748,000 in reserves at that time.  For the twelve months ended December 31, 2015, net charge-offs to average outstanding loans was 17 basis points.  This compares to 20 basis points for the same period last year.

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

	Year ended December 31,
	2016			2015			2014
	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,402,706	$57,909	4.13%	$1,220,698	$52,620	4.31%	$1,087,628	$49,559	4.56%
Loans held for sale	45,896	1,755	3.82%	34,665	1,396	4.03%	9,160	454	4.96%
Securities:
Available for sale-taxable	311,231	6,915	2.22%	452,005	10,141	2.24%	512,157	12,314	2.40%
Available for sale-nontaxable	41,114	1,679	4.08%	1,307	53	4.06%	—	—	0.00%
Held to maturity-taxable	93,597	1,989	2.13%	26,250	590	2.25%	—	—	0.00%
Held to maturity-nontaxable	12,598	378	3.00%	4,467	146	3.27%	—	—	0.00%
Federal Home Loan Bank stock	18,068	723	4.00%	18,068	723	4.00%	19,333	859	4.44%
Other interest earning assets	19,885	67	0.34%	19,806	35	0.18%	31,986	58	0.18%
Total interest earning assets	1,945,095	71,415	3.67%	1,777,266	65,704	3.70%	1,660,264	63,244	3.81%
Non-interest earning assets	133,555			133,489			119,831
Total assets	$2,078,650			$1,910,755			$1,780,095
Interest bearing liabilities:
Deposits:
Checking accounts	$489,838	1,012	0.21%	$480,520	919	0.19%	$457,183	838	0.18%
Savings accounts	289,506	124	0.04%	279,964	148	0.05%	275,027	169	0.06%
Certificates of deposit	442,717	4,786	1.08%	446,148	5,459	1.22%	456,170	5,428	1.19%
Federal Home Loan Bank advances
Long-term advances	47,337	1,252	2.64%	46,555	1,059	2.27%	49,533	1,981	4.00%
Short-term advances	288,448	1,234	0.43%	145,740	275	0.19%	31,674	41	0.13%
Repurchase agreements and other	523	20	3.82%	29,891	1,253	4.19%	82,102	3,368	4.10%
Total interest bearing liabilities	1,558,369	8,428	0.54%	1,428,818	9,113	0.64%	1,351,689	11,825	0.87%
Non-interest bearing deposits	242,384			209,165			186,006
Other non-interest bearing liabilities	29,535			27,977			26,932
Total liabilities	1,830,288			1,665,960			1,564,627
Shareholders’ equity	248,362			244,795			215,468
Total liabilities and equity	$2,078,650			$1,910,755			$1,780,095
Net interest income and interest rate spread		$62,987	3.13%		$56,591	3.06%		$51,419	2.94%
Net interest margin			3.24%			3.18%			3.10%
Average interest earning assets to average interest bearing liabilities			124.82%			124.39%			122.83%

(1)	Nonaccrual loans are included in the average balance.

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

	Year ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase		Total	Increase		Total
	(decrease) due to		increase	(decrease) due to		increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(2,094)	$7,383	$5,289	$(2,417)	$5,478	$3,061
Loans held for sale	(66)	425	359	(68)	1,010	942
Securities:
Available for sale	(97)	(1,503)	(1,600)	(764)	(1,356)	(2,120)
Held to maturity	(42)	1,672	1,630	368	369	737
Federal Home Loan Bank stock	—	—	—	(82)	(54)	(136)
Other interest earning assets	32	—	32	(1)	(22)	(23)
Total interest earning assets	$(2,267)	$7,977	$5,710	$(2,964)	$5,425	$2,461
Interest bearing liabilities:
Checking accounts	$(43)	$6	$(37)	$37	$44	$81
Savings accounts	(13)	19	6	(24)	3	(21)
Certificates of deposit	(532)	(41)	(573)	139	(108)	31
Federal Home Loan Bank advances	716	436	1,152	768	(1,456)	(688)
Repurchase agreements and other	(101)	(1,132)	(1,233)	75	(2,190)	(2,115)
Total interest bearing liabilities	27	(712)	(685)	995	(3,707)	(2,712)
Change in net interest income			$6,395			$5,173

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

The following table presents, as of December 31, 2016, United Community’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums, discounts, or other similar carrying value adjustments. Further detail of the nature of each obligation is included in the referenced note to the consolidated financial statements.

	Payment Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Operating leases	8	$661	$1,450	$1,461	$942	$4,514
Deposits without a stated maturity	10	1,026,565	—	—	—	1,026,565
Certificates of deposit	10	305,912	124,177	58,337	—	488,426
Federal Home Loan Bank advances	11	343,000	47,756	—	—	390,756
Repurchase agreements and other borrowings	12	512	—	—	—	512
Low income housing commitments	25	1,324	948	225	423	2,920

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

	Years ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$18,828	$16,282	$50,206
Adjustments to reconcile net income to net cash from operating activities	(10,318)	(3,360)	(52,968)
Net cash from operating activities	8,510	12,922	(2,762)
Net cash from investing activities	(177,145)	(147,472)	(66,376)
Net cash from financing activities	178,612	137,480	24,787
Net change in cash and cash equivalents	9,977	2,930	(44,351)
Cash and cash equivalents at beginning of year	35,910	32,980	77,331
Cash and cash equivalents at end of year	$45,887	$35,910	$32,980

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations. Home Savings also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Investments in liquid assets maintained by United Community and Home Savings are based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program. At December 31, 2016, approximately $207.8 million of Home Savings’ certificates of deposit were expected to mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At December 31, 2016, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $509.7 million.

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

The Basel III Capital Rules establish a common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), a minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assigns a risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also require unrealized gains and losses on certain available-for-

sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. In connection with the adoption of the Basel III Capital Rules, United Community and Home Savings elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

The capital conservation buffer requirement is being phased in through January 1, 2019, when the full capital conservation buffer requirement will be effective. The capital conservation buffer for 2017 is 1.25%. The final rule also implemented consolidated capital requirements.

Quantitative measures established by regulation for capital adequacy require Home Savings to maintain minimum ratios of Tier 1 (or Core) capital (as defined in the regulations) to average total assets (as defined) and of total risk-based capital (as defined) to risk weighted assets (as defined). United Community and Home Savings’ Common Equity Tier 1 capital consists of common stock and related paid-in capital, net of treasury stock, and retained earnings. Common Equity Tier 1 for both United Community and Home Savings is reduced by intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Actual and regulatory required capital ratios for Home Savings, along with the dollar amount of capital implied by such ratios, are presented below.

Refer to Note 16 to the consolidated financial statements for details on current capital levels of United Community and Home Savings.

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2016.

	Actual capital		Minimum requirement per regulation		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$248,861	16.47%	$130,292	8.625%	$118,569	7.85%	$1,510,627	(1)
Tier 1 capital (to risk-weighted assets)	229,938	15.22%	100,079	6.625%	129,859	8.60%	1,510,627	(1)
Common equity Tier 1 capital (to risk-weighted assets)	229,938	15.22%	77,420	5.125%	152,518	10.10%	1,510,627	(1)
Tier 1 capital (to average assets)	229,938	10.65%	86,360	4.00%	143,578	6.65%	2,159,003	(2)

(1)	Total risk-weighted assets as of December 31, 2016
(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2016

The following table summarizes Home Savings’ regulatory capital requirements and actual capital at December 31, 2015.

	Actual capital		Minimum requirement per regulation		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$240,692	18.72%	$102,879	8.00%	$137,813	10.72%	$1,286,081	(1)
Tier 1 capital (to risk-weighted assets)	224,481	17.46%	77,159	6.00%	147,322	11.46%	1,286,081	(1)
Common equity Tier 1 capital (to risk-weighted assets)	224,481	17.46%	57,869	4.50%	166,612	12.96%	1,286,081	(1)
Tier 1 capital (to average assets)	224,481	11.46%	78,347	4.00%	146,134	7.46%	1,958,689	(2)

(1)	Total risk-weighted assets as of December 31, 2015
(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2015

The following table summarizes United Community’s regulatory capital requirements and actual capital at December 31, 2016.

	Actual capital		Minimum requirement per regulation		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$277,817	18.38%	$130,369	8.625%	$147,448	9.76%	$1,511,530	(1)
Tier 1 capital (to risk-weighted assets)	258,869	17.13%	100,139	6.625%	158,730	10.51%	1,511,530	(1)
Common equity Tier 1 capital (to risk-weighted assets)	258,869	17.13%	77,466	5.125%	181,403	12.01%	1,511,530	(1)
Tier 1 capital (to average assets)	258,869	11.98%	86,425	4.00%	172,444	7.98%	2,160,626	(2)

(1)	Total risk-weighted assets as of December 31, 2016
(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2016

The following table summarizes United Community’s regulatory capital requirements and actual capital at December 31, 2015.

	Actual capital		Minimum requirement per regulation		Excess of actual capital over minimum requirement		Applicable asset base
	Amount	Percent	Amount	Percent	Amount	Percent	Total
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$261,732	20.35%	$102,886	8.00%	$158,846	12.35%	$1,286,081	(1)
Tier 1 capital (to risk-weighted assets)	245,503	19.09%	77,165	6.00%	168,338	13.09%	1,286,081	(1)
Common equity Tier 1 capital (to risk-weighted assets)	245,503	19.09%	57,874	4.50%	187,629	14.59%	1,286,081	(1)
Tier 1 capital (to average assets)	245,503	12.53%	78,348	4.00%	167,155	8.53%	1,958,689	(2)

(1)	Total risk-weighted assets as of December 31, 2015
(2)	Average total assets for leverage capital purposes for the quarter ended December 31, 2015

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2016, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Year Ended December 31, 2016
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	10.04%	6.00%	(2.07)%	30.00%	$(8,716)	(20.00)%	(13.27)%
300	10.73%	6.00%	(1.39)%	25.00%	(6,903)	(15.00)%	(10.51)%
200	11.35%	7.00%	(0.77)%	20.00%	(4,198)	(10.00)%	(6.39)%
100	11.88%	7.00%	(0.24)%	15.00%	(1,726)	(5.00)%	(2.63)%
Static	12.12%	9.00%	0.00%	0.00%	—	—%	—%

Year Ended December 31, 2015
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.91%	6.00%	(1.71)%	30.00%	$(4,740)	(20.00)%	(7.95)%
300	12.59%	6.00%	(1.03)%	25.00%	(3,585)	(15.00)%	(6.01)%
200	13.19%	7.00%	(0.43)%	20.00%	(2,484)	(10.00)%	(4.16)%
100	13.65%	7.00%	0.03%	15.00%	(1,365)	(5.00)%	(2.29)%
Static	13.62%	9.00%	0.00%	0.00%	—	—%	—%

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2016	2015
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$27,690	$20,528
Federal funds sold	18,197	15,382
Total cash and cash equivalents	45,887	35,910
Securities:
Available for sale, at fair value	343,284	357,670
Held to maturity (fair value of $96,150 and $109,644, respectively)	97,519	110,699
Loans held for sale, at lower of cost or market	165	9,085
Loans held for sale, at fair value	62,593	26,716
Loans, net of allowance for loan losses of $19,087 and $17,712	1,503,577	1,316,192
Federal Home Loan Bank stock, at cost	18,068	18,068
Premises and equipment, net	20,963	20,678
Accrued interest receivable	6,900	5,978
Real estate owned and other repossessed assets, net	1,777	2,727
Goodwill	208	—
Customer list intangible	1,356	—
Core deposit intangible	5	30
Cash surrender value of life insurance	55,861	54,366
Other assets	33,182	29,870
Total assets	2,191,345	1,987,989
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Interest bearing	1,258,073	1,208,238
Non-interest bearing	256,918	227,505
Total deposits	1,514,991	1,435,743
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	47,756	46,975
Short-term Federal Home Loan Bank advances	343,000	232,000
Total Federal Home Loan Bank advances	390,756	278,975
Other borrowed funds	512	535
Total borrowed funds	391,268	279,510
Advance payments by borrowers for taxes and insurance	23,812	21,174
Accrued interest payable	145	53
Accrued expenses and other liabilities	11,323	7,264
Total liabilities	1,941,539	1,743,744
Commitments and contingent liabilities (Note 5 and Note 13)	—	—
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 46,581,370 and 47,517,644 shares, respectively, outstanding	174,360	174,304
Retained earnings	152,675	140,819
Accumulated other comprehensive loss	(21,040)	(19,220)
Treasury stock, at cost, 7,557,540 and 6,621,266 shares, respectively	(56,189)	(51,658)
Total shareholders’ equity	249,806	244,245
Total liabilities and shareholders’ equity	$2,191,345	$1,987,989

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Twelve Months Ended
	December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Interest income
Loans	$57,903	$52,619	$49,559
Loans held for sale	1,755	1,396	454
Securities available for sale, nontaxable	1,129	35	—
Securities available for sale, taxable	6,915	10,141	12,314
Securities held to maturity, nontaxable	248	96	—
Securities held to maturity, taxable	1,989	590	—
Federal Home Loan Bank stock dividends	723	723	859
Other interest earning assets	67	35	58
Total interest income	70,729	65,635	63,244
Interest expense
Deposits	5,922	6,526	6,435
Federal Home Loan Bank advances	2,486	1,334	2,022
Repurchase agreements and other	20	1,253	3,368
Total interest expense	8,428	9,113	11,825
Net interest income	62,301	56,522	51,419
Provision (recovery) for loan losses	5,387	2,135	(1,271)
Net interest income after provision for loan losses	56,914	54,387	52,690
Non-interest income
Insurance agency income	1,686	—	—
Non-deposit investment income	1,281	1,115	1,415
Deposit related fees	5,486	5,384	4,901
Mortgage servicing fees	2,833	2,730	2,737
Mortgage servicing rights valuation	39	19	(58)
Mortgage servicing rights amortization	(2,094)	(1,800)	(1,687)
Other service fees	135	75	20
Net gains (losses):
Securities available for sale (includes $604, $142 and $444, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	604	142	444
Mortgage banking income	6,444	6,841	1,570
Real estate owned and other repossessed assets, net	(93)	(445)	(800)
Debit/credit card fees	3,846	3,684	3,354
Other income	1,909	1,972	1,845
Total non-interest income	22,076	19,717	13,741
Non-interest expense
Salaries and employee benefits (includes $1,278, $315 and $220, respectively accumulated other comprehensive income reclassifications for prior service credit on the postretirement plan).	28,600	26,724	29,546
Occupancy	3,373	3,249	3,469
Equipment and data processing	7,564	6,865	7,470
Financial institutions tax	1,694	1,241	795
Advertising	845	737	838
Amortization of intangible assets	69	54	68
FDIC insurance premiums	940	1,241	1,216
Other insurance premiums	328	355	495
Legal and consulting fees	953	1,227	607
Other professional fees	1,046	1,733	1,945
Prepayment penalty	—	1,280	3,409
Real estate owned and other repossessed asset expenses	191	338	631
Merger related expenses	787	—	—
Other expenses	5,629	4,885	5,471
Total non-interest expenses	52,019	49,929	55,960
Income before income taxes	26,971	24,175	10,471
Income tax (benefit) expense (includes $147, $160 and $232 income tax expense from reclassification items)	8,143	7,893	(39,735)
Earnings available to common shareholders	$18,828	$16,282	$50,206

(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Twelve Months Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
Net income	$18,828	$16,282	$50,206
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net of reclassifications and tax of $(344), $444 and $11,814, respectively	(638)	824	21,940
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $86, $21, and $0, respectively	160	39	—
Unrealized gains (losses) and amortization of prior service credit on postretirement plan, net of tax of $(447), $(46) and $(147), respectively	(831)	(85)	(273)
Reversal of disproportionate tax effect from postretirement plan upon settlement	(511)	—	—
Total other comprehensive income (loss)	$(1,820)	$778	$21,667
Comprehensive income	$17,008	$17,060	$71,873
Earnings per share
Basic	$0.40	$0.34	$1.00
Diluted	0.40	0.34	1.00

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2014	50,339,089	$174,719	$81,515	$(41,665)	$(39,495)	$175,074
Net income			50,206			50,206
Other comprehensive income				21,667		21,667
Stock option exercises	85,000		(701)		873	172
Stock option expense		25				25
Restricted stock grants	254,541	(988)	(1,640)		2,628	—
Restricted stock forfeitures	(76,126)	147	133		(381)	(101)
Restricted stock expense		482				482
Cash dividend payments ($0.02 per share)			(1,001)			(1,001)
Treasury stock purchases	(1,363,500)				(6,389)	(6,389)
Balance December 31, 2014	49,239,004	174,385	128,512	(19,998)	(42,764)	240,135
Net income			16,282			16,282
Other comprehensive income				778		778
Stock option exercises	14,200		(95)		123	28
Stock option expense		24				24
Restricted stock grants	162,711	(867)	(524)		1,391	—
Restricted stock forfeitures	(11,954)	6	13		(75)	(56)
Restricted stock expense		756				756
Cash dividend payments ($0.07 per share)			(3,369)			(3,369)
Treasury stock purchases	(1,886,317)				(10,333)	(10,333)
Balance December 31, 2015	47,517,644	174,304	140,819	(19,220)	(51,658)	244,245
Net income			18,828			18,828
Other comprehensive loss				(1,820)		(1,820)
Stock option exercises	199,905		(983)		1,500	517
Stock option expense		9				9
Restricted stock grants	200,856	(1,214)	(330)		1,544	—
Restricted stock forfeitures	(2,928)	13	14		(27)	—
Restricted stock expense		970				970
Tax benefit of stock option exercises and restricted stock vesting		278				278
Purchase of James & Sons Insurance	262,705		(501)		2,048	1,547
Cash dividend payments ($0.11 per share)			(5,172)			(5,172)
Treasury stock purchases	(1,596,812)				(9,596)	(9,596)
Balance December 31, 2016	46,581,370	$174,360	$152,675	$(21,040)	$(56,189)	$249,806

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$18,828	$16,282	$50,206
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recovery) for loan losses	5,387	2,135	(1,271)
Mortgage banking income	(8,213)	(5,322)	(1,570)
Changes in fair value on loans held for sale	1,769	(1,519)	—
Net losses on real estate owned and other repossessed assets sold	93	445	800
Net gain on available for sale securities sold	(604)	(142)	(444)
Net loss (gain) on other assets sold	6	(21)	18
Amortization of premiums and accretion of discounts	6,686	5,849	822
Depreciation and amortization	2,315	2,119	1,997
Net change in interest receivable	(922)	(215)	(69)
Net change in interest payable	92	(132)	(365)
Net change in prepaid and other assets	(5,603)	(572)	3,015
Net change in other liabilities	4,059	(1,529)	(1,098)
Stock based compensation	979	780	406
Excess tax benefit of stock option exercises and restricted stock vesting	278	—	—
Net principal disbursed on loans originated for sale	(285,577)	(215,026)	(155,577)
Proceeds from sale of loans held for sale	262,586	204,845	141,255
Net change in deferred tax assets	7,843	7,316	(39,824)
Cash surrender value increase of life insurance and death proceeds in excess of cash surrender value	(1,495)	(1,720)	(1,429)
Net change in interest rate caps	3	177	366
Net cash from operating activities	8,510	13,750	(2,762)
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	26,981	31,066	27,878
Proceeds from the principal repayments and maturities of securities held to maturity	15,781	3,311	—
Proceeds from the sale of securities available for sale	33,701	16,627	14,595
Proceeds from the sale of real estate owned and other repossessed assets	1,828	2,559	4,056
Proceeds from the sale of loans held for investment	1	514	1,081
Proceeds from the sale of premises and equipment	2	154	30
Purchases of securities available for sale	(48,985)	(10,865)	—
Purchases of securities held to maturity	(3,200)	(10,390)	—
Purchase of bank-owned life insurance	—	(7,000)	—
Purchases of premises and equipment	(2,575)	(1,895)	(2,091)
Principal disbursed on loans, net of repayments	(156,475)	(157,982)	(120,175)
Loans purchased	(44,311)	(15,154)	(146)
Net cash received in acquisition	107	—	—
Redemption of FHLB stock	—	—	8,396
Death benefit proceeds from bank owned life insurance	—	755	—
Net cash from investing activities	(177,145)	(148,300)	(66,376)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	45,782	68,247	13,055
Net increase (decrease) in certificates of deposit	33,466	19,660	(56,971)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	2,638	1,270	(156)
Net change in Federal Home Loan Bank overnight advances	111,000	92,000	140,000
Net change in repurchase agreements and other borrowed funds	(23)	(30,023)	(60,020)
Prepayment penalty on Federal Home Loan Bank advances	—	—	(3,903)
Proceeds from the exercise of stock options	517	28	172
Dividends paid	(5,172)	(3,369)	(1,001)
Purchase of treasury stock	(9,596)	(10,333)	(6,389)
Net cash from financing activities	178,612	137,480	24,787
Change in cash and cash equivalents	9,977	2,930	(44,351)
Cash and cash equivalents, beginning of period	35,910	32,980	77,331
Cash and cash equivalents, end of period	$45,887	$35,910	$32,980

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The accounting policies of United Community Financial Corp. (United Community or the Company) and its subsidiaries, The Home Savings and Loan Company of Youngstown, Ohio (Home Savings or the Bank), HSB Insurance, LLC and HSB Capital, LLC conform to U.S. Generally Accepted Accounting Principles (GAAP) and prevailing practices within the banking and thrift industries. A summary of the more significant accounting policies follows.

Nature of Operations

The business of Home Savings is providing consumer and business banking service to its market area in Ohio, western Pennsylvania and West Virginia. At the end of 2016, Home Savings was doing business through 31 full service banking branches and 12 loan production centers. Loans and deposits are primarily generated from the areas where banking branches are located. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the market area. Home Savings derives its income predominantly from interest on loans, securities, and to a lesser extent, non-interest income. Home Savings’ principal expenses are interest paid on deposits and Federal Home Loan Bank advances, loan loss provisions and normal operating costs.

HSB Insurance, LLC d/b/a James & Sons Insurance is an insurance agency that offers a wide variety of insurance products for business and residential customers, which include, auto, homeowners, life-health, commercial, surety bonds, and aviation.

HSB Capital, LLC was formed by United Community during 2016 for the purpose of providing mezzanine funding for customers.  Mezzanine loans are offered to customers in United Community’s market area and are expected to be repaid from the cash flow from operations of businesses.

Basis of Presentation

The consolidated financial statements include the accounts of United Community and its subsidiaries.  All material inter-company transactions have been eliminated. Certain prior period data has been reclassified to conform to current period presentation. These reclassifications had no effect on prior net income or shareholders’ equity.

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

Securities

Securities are classified as available for sale, held to maturity or trading upon their acquisition. Securities are classified as available for sale when they might be sold before maturity. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss reported in other comprehensive income, net of tax. Securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Equity securities with readily determinable fair values are classified as available for sale. Restricted securities such as FHLB stock are carried at cost. Interest income includes amortization of purchase premium or discount on debt securities. Premiums or discounts are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and are determined using the specific identification method.

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

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage loans originated for sale and other loans that have been identified for sale. If the fair value option has not been elected, the loans are carried at the lower of cost or fair value, determined in the aggregate. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  Loans held for sale, for which the fair value option has been elected, are recorded at fair value as of each balance sheet date with the change in fair value recorded in earnings.  The fair value of the Company’s construction perm loans held for sale is determined based on quoted prices for similar loans in active markets.  The fair value of permanent construction loans held for sale is determined, based on the committed loan amount, using quoted prices for similar assets, adjusted for specific attributes of that loan and other unobservable market data, such as time it takes to complete the project.  The fair value of conventional residential one-to four-family loans held for sale which the fair value option has been elected is determined based on quoted prices for similar loans in active markets.  Beginning January 1, 2016, The Company elected the fair value option for almost all loans held for sale.

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

Interest income includes amortization of net deferred loan fees and costs. Loan fees and costs associated with origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the level yield method. Fees received for loan commitments that are expected to be drawn, based on Home Savings’ experience with similar commitments, are deferred and amortized over the lives of the loans using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis. Unamortized deferred loan fees or costs related to loans paid off are included in income. Unamortized net fees or costs on loans sold are included in the basis of the loans in calculating gains and losses. The accrual of interest income and amortization of net deferred fees on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is both well secured and in the process of collection. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

Residential mortgage loans. Residential mortgage loans are revalued at the time they reach 180 days past due and any portion of the principal that exceeds the fair value is charged-off. Mortgage loans are considered to be homogenous until the loan is individually evaluated at 180 days past due and charged-down to the fair value of the underlying collateral, at which time the loan becomes non-homogenous and is considered impaired. Residential mortgage loans that have been modified and determined to be a troubled debt restructuring (TDR) are revalued based upon the present value of the modified cash flows of the loan to establish a specific reserve on that loan.

Consumer loans. Consumer loans that are secured by residential real estate are revalued once they reach 180 days past due and charged-down to the fair value if necessary. Consumer loans that are not secured by residential real estate are revalued once they reach 120 days past due and are charged-down to the fair value if necessary. Consumer loans are considered to be homogenous until the loan is individually evaluated and charged-down to the fair value of the underlying collateral, at which time the loan becomes non-homogenous and is considered impaired. Consumer loans that have been modified and determined to be a TDR are revalued based upon the present value of the modified cash flows of the loan to establish a specific reserve on that loan.

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries, looking back 18 quarters as of December 31, 2016.  In determining the qualitative component, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.   The quantitative and qualitative components are combined to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans.  At December 31, 2015, the Company evaluated 12 quarters of net charge-off history.

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

The Bank’s portfolio has the following segments: commercial, which includes commercial real estate secured loans, residential mortgage loans and consumer loans. Residential mortgage loans are made to customers in Home Savings’ market area. These loans are secured by the underlying real estate as collateral. Repayment of these loans is dependent on general economic conditions and unemployment levels in Home Savings’ market area.  To reduce any risk on loans secured by one-to four-family residences, Home Savings underwrites all portfolio loans to Freddie Mac underwriting guidelines.

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

Servicing fee income is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal, or a fixed amount per loan, and are recorded as income when earned. The amortization of mortgage servicing rights is shown separately in non-interest income.

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

Goodwill and other Intangible Assets

Goodwill is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interest in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed.  The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit and customer list intangibles.  Core deposit intangible assets arose from whole bank acquisitions. They were initially measured at fair value and are being amortized on an accelerated method over their estimated useful lives.  Customer list intangible arose from the acquisition of James & Sons Insurance in January 2016 and will be amortized on an accelerated basis over its estimated useful life of 10 years.

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

Mortgage Banking Derivatives

Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of these mortgage loans are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the future delivery of mortgage loans when interest rate locks are entered into in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in mortgage banking income on the consolidated statements of operations and comprehensive income.

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

Postretirement Benefit Plans

In addition to Home Savings’ retirement plans, Home Savings sponsors a defined benefit health care plan that was curtailed in 2000 to provide postretirement medical benefits for employees who worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. That modified plan was further curtailed in 2015, and medical benefits are no longer provided to plan participants as of December 31, 2016 and the plan was terminated and settled.  The plan is unfunded and, as such, has no assets. Furthermore, the plan is contributory and contains minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage is provided for employees who were participants prior to December 10, 1976. The life insurance plan is non-contributory. Home Savings’ policy is to pay premiums monthly, with no pre-funding. This plan was terminated and settled with participants in 2016.  The benefit obligation is measured annually by a third-party actuary.

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

Operating Segments

While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis.  Operating results are not reviewed by senior management to make resource allocation or performance decisions.  Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

New Accounting Standards

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective on January 1, 2017; however, the FASB recently issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. United Community’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We expect that ASU 2014-09 will require us to change how we recognize certain insurance commissions and fees; however, we do not expect these changes to have a significant impact on our financial statements. We continue to evaluate the impact of ASU 2014-09 on other components of non-interest income.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and expects revisions to disclosures included in the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and expects to recognize an increase in other assets and other liabilities for the rights and obligations created by leasing of branches.  Management also expects minimal impact in the income statement with respect to occupancy expense related to leases.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Key provisions include the elimination of “windfall pools” and removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable.  Additionally, the simplification permits entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification of the award.  Entities are now permitted to make accounting policy elections for the impact of forfeitures on the recognition of expense for share-based payment awards.  The new guidance is effective for public business entities for annual reporting periods beginning after December 15, 2016, and interim periods within that reporting period.  Early adoption is permitted in any interim or annual period, with adjustments reflected as of the beginning of the fiscal year of adoption.  Management has elected not to early-adopt this ASU and is evaluating the impact of the adoption of this guidance on the

Company’s consolidated financial statements.  Accordingly, management would anticipate a positive but immaterial tax benefit as a result of adopting ASC Topic 718 in the first quarter of 2017.

In June 2016, FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   This ASU adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019.  Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.  Management is aggregating the necessary data requirements and addressing any data-archiving improvments necessary for the implementation of this ASU.

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

2.	SUBSEQUENT EVENTS

On January 31, 2017, United Community completed its acquisition of Ohio Legacy Corp. (“OLCB”) pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of September 8, 2016.  Pursuant to the terms of the Merger Agreement, OLCB was merged with and into United Community. Immediately following the Merger, Home Savings was merged with and into Premier Bank & Trust, a subsidiary of OLCB, and changed its name to Home Savings Bank.

As a result of the Merger and in accordance with the terms of the Merger Agreement, each preferred shareholder of OLCB was deemed to have been converted into OLCB common shares. Each OLCB common share was converted into the right to receive either $18.00 in cash or 2.736 United Community common shares, subject to certain allocation procedures set forth in the Merger Agreement that ensured that 50% of OLCB’s common shares outstanding were converted into United Community common shares and 50% of OLCB’s common shares outstanding received the cash consideration. The Company issued cash in lieu of issuing fractional shares.

After the allocation procedures are applied to the elections and non-election shares as described above, the Company issued 3,033,604 United Community common shares and paid $19,958,724 to OLCB shareholders as a result of the Merger.  Acquisition related costs aggregating $787,000 were included in United Community’s Consolidated Statements of Operations for the year ended

December 31, 2016.  The fair value of the common shares issued as part of the consideration paid for OLCB was determined in the basis of the closing price of United Community’s commons shares on the acquisition date.

The following table summarizes the consideration paid for OLCB.

(in thousands)
Cash	$19,959
United Community shares issued	25,816
Total fair value of consideration paid	$45,775

Goodwill is expected to be recorded arising from the acquisition consisted largely of synergies and the cost savings resulting from combining the operations of the companies.  No goodwill is expected to be deductible for income tax purposes.  The fair value of assets acquired and liabilities assumed will be recorded at fair value; however such valuations are in process at the date of the financial statements.

At the acquisition date, United Community added total assets of $347.7 million (unaudited), including total loans of $261.4 million (unaudited), total deposits of $266.2 million (unaudited) and total equity of $45.8 million (unaudited) to the Company’s consolidated statements of financial position.

At the time of the closing, Home Savings charter changed to a state chartered commercial bank and United Community became a financial services holding company.

3.	CASH AND CASH EQUIVALENTS

Federal Reserve Board (FRB) regulations require depository institutions to maintain certain non-interest bearing reserve balances. These reserves, which consisted of vault cash at Home Savings, totaled approximately $11.2 million and $10.9 million at December 31, 2016 and 2015, respectively.

4.	SECURITIES

The components of securities available for sale are as follows:

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$188,082	$172	$(2,221)	$186,033
States of the U.S. and political subdivisions	59,415	3	(1,661)	57,757
Mortgage-backed GSE securities: residential	100,602	50	(1,158)	99,494
Total	$348,099	$225	$(5,040)	$343,284

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$221,500	$159	$(3,009)	$218,650
States of the U.S. and political subdivisions	10,848	192	—	11,040
Mortgage-backed GSE securities: residential	129,155	55	(1,230)	127,980
Total	$361,503	$406	$(4,239)	$357,670

The components of securities held to maturity are as follows:

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$85,065	$—	$(1,300)	$83,765
States of the U.S. and political subdivisions	12,454	17	(86)	12,385
Total	$97,519	$17	$(1,386)	$96,150

	December 31, 2015
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$100,322	$—	$(1,203)	$99,119
States of the U.S. and political subdivisions	10,377	148	—	10,525
Total	$110,699	$148	$(1,203)	$109,644

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	December 31, 2016
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	188,499	186,446
Due after ten years	58,998	57,344
Mortgage-backed GSE securities: residential	100,602	99,494
Total	$348,099	$343,284

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	December 31, 2016
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$3,200	$3,210
Due after one year through five years	—	—
Due after five years through ten years	4,760	4,722
Due after ten years	4,494	4,453
Mortgage-backed GSE securities: residential	85,065	83,765
Total	$97,519	$96,150

Proceeds, gross realized gains, losses and impairment charges of available for sale securities were as follows:

	2016	2015	2014
	(Dollars in thousands)
Proceeds	$33,701	$16,627	$14,595
Gross gains	604	142	444
Gross losses	—	—	—

Income tax expense related to net realized gains and losses was $211,000 for 2016 and $50,000 for 2015 and $155,000 for 2014.

Securities pledged for participation in the Ohio Linked Deposit Program were $605,000 and approximately $0 at December 31, 2016 and 2015, respectively. See further discussion regarding pledged securities in Note 12.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows at December 31, 2016:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized loss	Fair	Unrealized loss
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$171,411	$(2,221)	$—	$—	$171,411	$(2,221)
States of the U.S. and political subdivisions	53,283	(1,661)	—	—	53,283	(1,661)
Mortgage-backed GSE securities: residential	98,775	(1,158)	—	—	98,775	(1,158)
Total temporarily impaired securities	$323,469	$(5,040)	$—	$—	$323,469	$(5,040)

All of the U.S. Treasury and government sponsored entities and mortgage-backed securities that were temporarily impaired at December 31, 2016, were impaired due to the level of interest rates at that time compared to when securities were purchased. Unrealized losses on these securities have not been recognized into income as of December 31, 2016 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

At December 31, 2016, all of the obligations of U.S. states and political subdivisions were temporarily impaired due to the level of interest rates at that time compared to when the securities were purchased.  Unrealized losses on these securities have not been recognized into income as of December 31, 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

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

During the third quarter of 2015, Home Savings transferred mortgage-backed GSE securities securities with a total amortized cost of $105.3 million with a corresponding fair value of $103.8 million from available for sale to held to maturity.  The net unrealized loss, net of taxes, on these securities at the date of transfer was $999,000.  The fair value at the date of transfer becomes the securities’ new cost basis.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will directly offset the effect on interest income from the accretion of the reduced amortized cost for the transferred securities.  The remaining unaccreted unrealized holding loss totaled $1,230,000 at December 31, 2016 and $1,477,000 at December 31, 2015. Because of this transfer, the total losses less than 12 months and greater than 12 months reported in the table below will not agree to the unrealized losses reported in the inventory of held to maturity securities.  The inventory table reports unrealized gains and losses based upon the transferred securities adjusted cost basis and current fair value.  The reporting of losses less than 12 months and greater than 12 months represents that actual period of time that these securities have been in an unrealized loss position and the securities amortized cost basis as if the transfer did not occur.

Securities held to maturity that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows at December 31, 2016:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$57,340	$(1,243)	$26,426	$(1,287)	$83,766	$(2,530)
States of the U.S. and political subdivisions	7,416	(86)	—	—	7,416	(86)
Total temporarily impaired securities	$64,756	$(1,329)	$26,426	$(1,287)	$91,182	$(2,616)

All of the mortgage-backed securities that were temporarily impaired at December 31, 2016, were impaired due to the level of interest rates at that time compared to when the securities were purchased. Unrealized losses on these securities have not been recognized into income as of December 31, 2016 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

At December 31 2016, all of the obligations of U.S. states and political subdivisions were impaired due to the level of interest rates at that time compared to when the securities were purchased.  Unrealized losses on these securities have not been recognized into income as of December 31, 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Securities held to maturity that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows at December 31, 2015:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$22,723	$(289)	$76,396	$(2,390)	$99,119	$(2,679)
Total temporarily impaired securities	$22,723	$(289)	$76,396	$(2,390)	$99,119	$(2,679)

5.LOANS

Portfolio loans consist of the following:

	December 31,	December 31,
	2016	2015
	(Dollars in thousands)
Commercial loans
Multifamily	$93,597	$80,170
Nonresidential	231,401	175,456
Land	8,373	9,301
Construction	68,158	38,812
Secured	95,343	63,182
Unsecured	7,386	2,831
Total commercial loans	504,258	369,752
Residential mortgage loans
One-to four-family	762,926	733,685
Construction	35,695	40,898
Total residential mortgage loans	798,621	774,583
Consumer loans
Home equity	165,054	161,338
Auto	39,609	11,348
Marine	1,796	2,699
Recreational vehicle	7,602	10,656
Other	2,537	2,217
Total consumer loans	216,598	188,258
Total loans	1,519,477	1,332,593
Less:
Allowance for loan losses	19,087	17,712
Deferred loan fees, net	(3,187)	(1,311)
Total	15,900	16,401
Loans, net	$1,503,577	$1,316,192

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

	December 31,
	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to make loans	$74,927	$40,908	$44,957	$33,384
Undisbursed loans in process	5,450	130,566	674	111,738
Unused lines of credit	8,538	156,032	10,162	115,812

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

At December 31, 2016 and 2015, there were $1.0 million and $474,000 of outstanding standby letters of credit, respectively. These are issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of an underlying contract with the third party.

At December 31, 2016 and 2015, there were $50.5 million and $46.1 million in outstanding commitments to fund the OverdraftPrivilege™ Program at Home Savings. With OverdraftPrivilege™, Home Savings pays non-sufficient funds checks and fees on checking accounts up to a preapproved limit.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2016 and December 31, 2015 and activity for the years ended December 31, 2016, 2015 and 2014.

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2016
Beginning balance	$8,077	$6,630	$3,005	$17,712
Provision	5,611	(464)	240	5,387
Charge-offs	(3,722)	(761)	(1,151)	(5,634)
Recoveries	858	133	631	1,622
Ending balance	$10,824	$5,538	$2,725	$19,087
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,271	$1,245	$500	$3,016
Loans collectively evaluated for impairment	9,553	4,293	2,225	16,071
Ending balance	$10,824	$5,538	$2,725	$19,087
Period-end balances:
Loans individually evaluated for impairment	$6,018	$17,485	$8,045	$31,548
Loans collectively evaluated for impairment	498,240	781,136	208,553	1,487,929
Ending balance	$504,258	$798,621	$216,598	$1,519,477

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2015
Beginning balance	$5,690	$8,517	$3,480	$17,687
Provision	2,922	(974)	187	2,135
Charge-offs	(1,268)	(1,301)	(1,257)	(3,826)
Recoveries	733	388	595	1,716
Ending balance	$8,077	$6,630	$3,005	$17,712
Period-end amount allocated to:
Loans individually evaluated for impairment	$568	$1,541	$707	$2,816
Loans collectively evaluated for impairment	7,509	5,089	2,298	14,896
Ending balance	$8,077	$6,630	$3,005	$17,712
Period-end balances:
Loans individually evaluated for impairment	$9,698	$19,348	$10,613	$39,659
Loans collectively evaluated for impairment	360,054	755,235	177,645	1,292,934
Ending balance	$369,752	$774,583	$188,258	$1,332,593

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2014
Beginning balance	$6,984	$9,830	$4,302	$21,116
Provision	(649)	(550)	(72)	(1,271)
Charge-offs	(1,656)	(1,005)	(1,578)	(4,239)
Recoveries	1,011	242	828	2,081
Ending balance	$5,690	$8,517	$3,480	$17,687

The unpaid principal balance is the total amount of the loan that is due to the Company. The recorded investment includes the unpaid principal balance less any chargeoffs or partial chargeoffs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries, looking back 18 quarters as of December 31, 2016.  In determining the qualitative component, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.   The quantitative and qualitative components are combined to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans.  At December 31, 2015, the Company evaluated 12 quarters of net charge-off history.

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2016:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$55	$—	$—	$—	$—	$—
Nonresidential	2,278	1,489	—	544	102	101
Land	3,922	34	—	234	—	—
Construction	3,594	—	—	-	—	—
Secured	242	190	—	2,823	—	—
Unsecured	713	—	—	—	7	7
Total commercial loans	10,804	1,713	—	3,601	109	108
Residential mortgage loans
One-to four-family	8,736	6,758	—	6,272	195	177
Construction	—	—	—	—	—	—
Total residential mortgage loans	8,736	6,758	—	6,272	195	177
Consumer loans
Home equity	2,159	1,583	—	1,382	66	64
Auto	11	3	—	7	—	—
Marine	585	267	—	293	1	1
Recreational vehicle	433	120	—	251	13	13
Other	—	—	—	2	1	1
Total consumer loans	3,188	1,973	—	1,935	81	79
Total	$22,728	$10,444	$—	$11,808	$385	$364
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	6,930	4,133	1,193	7,698	143	142
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	237	172	78	654	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	7,167	4,305	1,271	8,352	143	142
Residential mortgage loans
One-to four-family	10,810	10,727	1,245	11,898	497	457
Construction	—	—	—	—	—	—
Total residential mortgage loans	10,810	10,727	1,245	11,898	497	457
Consumer loans
Home equity	5,390	5,335	426	6,117	310	293
Auto	—	—	—	—	—	—
Marine	108	108	1	144	6	6
Recreational vehicle	639	629	73	691	26	26
Other	—	—	—	—	—	—
Total consumer loans	6,137	6,072	500	6,952	342	325
Total	24,114	21,104	3,016	27,202	982	924
Total impaired loans	$46,842	$31,548	$3,016	$39,010	$1,367	$1,288

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2015:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$165	$—	$—	$21	$4	$4
Nonresidential	1,215	306	—	1,389	6	6
Land	3,922	384	—	474	—	—
Construction	3,593	—	—	69	—	—
Secured	3,884	3,700	—	3,700	—	—
Unsecured	1,132	—	—	—	—	—
Total commercial loans	13,911	4,390	—	5,653	10	10
Residential mortgage loans
One-to four-family	7,607	5,866	—	4,710	156	149
Construction	—	—	—	—	—	—
Total residential mortgage loans	7,607	5,866	—	4,710	156	149
Consumer loans
Home equity	2,245	1,718	—	1,491	31	29
Auto	20	14	—	22	—	—
Marine	496	271	—	280	2	2
Recreational vehicle	121	78	—	70	4	4
Other	3	3	—	1	—	—
Total consumer loans	2,885	2,084	—	1,864	37	35
Total	$24,403	$12,340	$—	$12,227	$203	$194
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$21	$—	$—
Nonresidential	5,164	4,984	565	5,659	119	117
Land	—	—	—	—	—	—
Construction	—	—	—	379	—	—
Secured	324	324	3	324	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	5,488	5,308	568	6,383	119	117
Residential mortgage loans
One-to four-family	13,482	13,482	1,541	14,324	592	539
Construction	—	—	—	—	—	—
Total residential mortgage loans	13,482	13,482	1,541	14,324	592	539
Consumer loans
Home equity	7,236	7,236	522	8,346	402	381
Auto	—	—	—	2	—	—
Marine	163	163	3	41	7	7
Recreational vehicle	1,122	1,122	181	783	33	33
Other	8	8	1	2	1	1
Total consumer loans	8,529	8,529	707	9,174	443	422
Total	27,499	27,319	2,816	29,881	1,154	1,078
Total impaired loans	$51,902	$39,659	$2,816	$42,108	$1,357	$1,272

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2014:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$87	$—	$—
Nonresidential	4,248	260	256
Land	521	—	—
Construction	552	—	—
Secured	3,706	—	—
Unsecured	—	—	—
Total commercial loans	9,114	260	256
Residential mortgage loans
One-to four-family	5,287	83	77
Construction	—	—	—
Total residential mortgage loans	5,287	83	77
Consumer loans
Home equity	1,757	29	29
Auto	66	1	1
Marine	155	—	—
Recreational vehicle	181	4	3
Other	3	—	—
Total consumer loans	2,162	34	33
Total	$16,563	$377	$366
With a specific allowance recorded
Commercial loans
Multifamily	$293	$—	$—
Nonresidential	2,408	—	—
Land	—	—	—
Construction	1,682	—	—
Secured	324	—	—
Unsecured	—	—	—
Total commercial loans	4,707	—	—
Residential mortgage loans
One-to four-family	15,039	607	561
Construction	—	—	—
Total residential mortgage loans	15,039	607	561
Consumer loans
Home equity	10,007	494	470
Auto	8	—	—
Marine	—	—	—
Recreational vehicle	765	24	23
Other	—	—	—
Total consumer loans	10,780	518	493
Total	30,526	1,125	1,054
Total impaired loans	$47,089	$1,502	$1,420

Within secured and nonresidential impaired loans, there are two related credits with a total principal balance outstanding of $7.0 million as of December 31, 2015.  The source of repayment for the loan resides in funds held in escrow by a court that has administered foreclosure and receivership proceedings surrounding the loan.  The loan has been subject to protracted litigation and a reserve of $546,000 was placed on one of the loans in 2015. In 2016, this relationship was reclassified as a nonperforming asset within other assets and is no longer included in loan balances.  Home Savings believes that the asset that remains no longer represents a loan.  Other than the funds held in the Receiver Estate, there are no additional assets to which Home Savings can assert a claim against as the corporate borrowers have been liquidated and dissolved, and the individual guarantors have no remaining assets.  The Trial Court’s order directs the Receiver to distribute the funds to Home Savings, and found that Home Savings is entitled to 100% of the proceeds from the sale of the properties.  As a result, it is most appropriate to categorize these proceeds as a nonperforming “other asset” identified as a current receivable from the court.

The Company reclassifies a collateralized mortgage loan and consumer loans secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at December 31, 2016 and December 31, 2015, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	December 31, 2016		December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
Mortgage loans in the process of foreclosure	$3,025	$2,576	$1,294	$1,162
Consumer loans in the process of foreclosure	1,069	795	845	643

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2016:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2016

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	3,546	—
Land	34	—
Construction	—	—
Secured	361	—
Unsecured	—	—
Total commercial loans	3,941	—
Residential mortgage loans
One-to four-family	6,084	—
Construction	—	—
Total residential mortgage loans	6,084	—
Consumer Loans
Home equity	1,936	—
Auto	31	—
Marine	267	—
Recreational vehicle	178	—
Other	2	—
Total consumer loans	2,414	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$12,439	$—

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2015:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2015

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	3,599	—
Land	384	—
Construction	—	—
Secured	4,016	—
Unsecured	—	—
Total commercial loans	7,999	—
Residential mortgage loans
One-to four-family	6,181	—
Construction	—	—
Total residential mortgage loans	6,181	—
Consumer Loans
Home equity	1,804	—
Auto	23	—
Marine	218	—
Recreational vehicle	511	—
Other	11	—
Total consumer loans	2,567	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$16,747	$—

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2016:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$93,597	$93,597
Nonresidential	3,511	—	61	3,572	227,829	231,401
Land	—	—	34	34	8,339	8,373
Construction	—	—	—	—	68,158	68,158
Secured	—	—	361	361	94,982	95,343
Unsecured	—	—	—	—	7,386	7,386
Total commercial loans	3,511	—	456	3,967	500,291	504,258
Residential mortgage loans
One-to four-family	3,774	1,717	5,461	10,952	751,974	762,926
Construction	—	—	—	—	35,695	35,695
Total residential mortgage loans	3,774	1,717	5,461	10,952	787,669	798,621
Consumer Loans:
Home equity	941	458	1,669	3,068	161,986	165,054
Automobile	130	—	3	133	39,476	39,609
Marine	—	—	267	267	1,529	1,796
Recreational vehicle	131	347	—	478	7,124	7,602
Other	1	3	2	6	2,531	2,537
Total consumer loans	1,203	808	1,941	3,952	212,646	216,598
Total loans	$8,488	$2,525	$7,858	$18,871	$1,500,606	$1,519,477

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2015:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$80,170	$80,170
Nonresidential	—	—	3,558	3,558	171,898	175,456
Land	—	—	384	384	8,917	9,301
Construction	—	—	—	—	38,812	38,812
Secured	488	—	4,016	4,504	58,678	63,182
Unsecured	—	—	—	—	2,831	2,831
Total commercial loans	488	—	7,958	8,446	361,306	369,752
Residential mortgage loans
One-to four-family	3,843	635	5,901	10,379	723,306	733,685
Construction	—	—	—	—	40,898	40,898
Total residential mortgage loans	3,843	635	5,901	10,379	764,204	774,583
Consumer Loans:
Home equity	961	268	1,788	3,017	158,321	161,338
Automobile	5	—	10	15	11,333	11,348
Marine	—	51	117	168	2,531	2,699
Recreational vehicle	71	—	494	565	10,091	10,656
Other	15	1	11	27	2,190	2,217
Total consumer loans	1,052	320	2,420	3,792	184,466	188,258
Total loans	$5,383	$955	$16,279	$22,617	$1,309,976	$1,332,593

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2016:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	4	6,134	6,140
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	4	6,134	6,140
Residential mortgage loans
One-to four-family	8	812	853
Construction	—	—	—
Total residential mortgage loans	8	812	853
Consumer loans
Home equity	4	178	182
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	4	178	182
Total restructured loans	16	$7,124	$7,175

The TDRs described above increased the allowance for loan losses by $39,000, and resulted in no charge-offs during the twelve months ended December 31, 2016.

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

During the periods ended December 31, 2016, 2015 and 2014, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of a loan were for periods ranging from six months to 2 years. Modifications involving an extension of the maturity date were for periods ranging from six months to ten years.

As of December 31, 2016 and December 31, 2015, the Company has a recorded investment in troubled debt restructurings of $26.6 million and $26.3 million, respectively.  The Company has allocated $3.0 million of specific reserves to customers whose loan terms were modified in TDRs as of December 31, 2016. The Company had allocated $2.3 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2015. The Company committed to lend additional amounts totaling up to $31,000 and $42,000 at December 31, 2016 and December 31, 2015, respectively.

TDR loans that were on nonaccrual status aggregated $6.6 million and $2.9 million at December 31, 2016 and December 31, 2015, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $20.0 million and $23.4 million at December 31, 2016 and December 31, 2015, respectively.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the period ended December 31, 2016:

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	1	3,603
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	1	3,603
Residential mortgage loans
One-to four-family	1	3
Construction	—	—
Total residential mortgage loans	1	3
Consumer loans
Home equity	—	—
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	—	—
Total restructured loans	2	$3,606

A TDR is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The TDRs that subsequently defaulted described above resulted in $350,000 in charge-offs during the twelve months ended December 31, 2016, and an $820,000 effect on the provision for loan losses.

The terms of certain other loans were modified during the period ended December 31, 2016, but they did not meet the definition of a TDR. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

The TDRs that subsequently defaulted described above resulted in no charge-offs during the twelve months ended December 31, 2015, and had no effect on the provision for loan losses

The terms of certain other loans were modified during the period ended December 31, 2015, but they did not meet the definition of a TDR. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

As of December 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2016

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$89,468	$3,564	$565	$—	$—	$565	$93,597
Nonresidential	217,204	6,037	8,160	—	—	8,160	231,401
Land	8,339	—	34	—	—	34	8,373
Construction	68,158	—	—	—	—	—	68,158
Secured	89,756	3,420	2,167	—	—	2,167	95,343
Unsecured	7,291	—	95	—	—	95	7,386
Total commercial loans	480,216	13,021	11,021	—	—	11,021	504,258
Residential mortgage loans
One-to four-family	754,996	104	7,826	—	—	7,826	762,926
Construction	35,695	—	—	—	—	—	35,695
Total residential mortgage loans	790,691	104	7,826	—	—	7,826	798,621
Consumer Loans
Home equity	163,101	—	1,953	—	—	1,953	165,054
Auto	39,577	1	31	—	—	31	39,609
Marine	1,530	—	266	—	—	266	1,796
Recreational vehicle	7,424	—	178	—	—	178	7,602
Other	2,535	—	2	—	—	2	2,537
Total consumer loans	214,167	1	2,430	—	—	2,430	216,598
Total loans	$1,485,074	$13,126	$21,277	$—	$—	$21,277	$1,519,477

December 31, 2015
(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$75,535	$3,727	$908	$—	$—	$908	$80,170
Nonresidential	151,415	4,121	19,920	—	—	19,920	175,456
Land	8,917	—	384	—	—	384	9,301
Construction	38,812	—	—	—	—	—	38,812
Secured	53,801	3,037	6,344	—	—	6,344	63,182
Unsecured	2,728	—	103	—	—	103	2,831
Total commercial loans	331,208	10,885	27,659	—	—	27,659	369,752
Residential mortgage loans
One-to four-family	726,922	111	6,652	—	—	6,652	733,685
Construction	40,898	—	—	—	—	—	40,898
Total residential mortgage loans	767,820	111	6,652	—	—	6,652	774,583
Consumer Loans
Home equity	159,371	—	1,967	—	—	1,967	161,338
Auto	11,304	2	42	—	—	42	11,348
Marine	2,428	—	271	—	—	271	2,699
Recreational vehicle	10,157	—	499	—	—	499	10,656
Other	2,206	—	11	—	—	11	2,217
Total consumer loans	185,466	2	2,790	—	—	2,790	188,258
Total loans	$1,284,494	$10,998	$37,101	$—	$—	$37,101	$1,332,593

Directors and officers of the Company are loan customers in the ordinary course of business. The following describes loans to officers and/or directors of the Company:

(Dollars in thousands)
Balance as of December 31, 2015	$519
New loans to officers and/or directors	543
Loan payments during 2016	(135)
Reductions due to changes in officers and/or directors	—
Balance as of December 31, 2016	$927

6.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.2 billion at December 31, 2016 and $1.1 billion as of December 31, 2015. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives and changes in fair value of loans held for sale carried at fair value.

Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at year-end are as follows:

	2016	2015
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$956,278	$878,300
FNMA	208,114	233,026

Customer escrow balances in connection with loans serviced for FHLMC and FNMA totaled $14.3 million and $13.2 million at year-end 2016 and 2015.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$5,686	$5,535	$5,941
Originations	2,478	1,951	1,281
Amortized to expense	(2,094)	(1,800)	(1,687)
Balance, end of period	6,070	5,686	5,535
Less valuation allowance	—	(39)	(58)
Net balance	$6,070	$5,647	$5,477

Fair value of mortgage servicing rights was $10.2 million, $9.1 million and $9.0 million at December 31, 2016, 2015, and 2014, respectively.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance, beginning of period	$(39)	$(58)	$—
Impairment charges	(727)	(299)	(60)
Recoveries	766	318	2
Balance, end of period	$—	$(39)	$(58)

Key economic assumptions used in measuring the value of mortgage servicing rights at December 31, 2016 and 2015 were as follows:

	2016	2015
Weighted average prepayment rate	165 PSA	192 PSA
Weighted average life (in years)	6.64	3.47
Weighted average discount rate	9%	9%

At year-end 2016, the Company had approximately $30.2 million of interest rate lock commitments and $124.0 million of forward commitments for the future delivery of residential mortgage loans, including construction perm loans that are held in available for sale. At year-end 2015, the Company had approximately $28.5 million of interest rate lock commitments and $75.0 million of forward commitments for the future delivery of residential mortgage loans, including construction perm loans that are held in available for sale. The fair value of these mortgage banking derivatives was not material at year-end 2016 or 2015.

Home Savings may receive requests for reimbursements from Freddie Mac and Fannie Mae, both of whom in the normal course purchase loans originated by Home Savings, for the purpose of making them whole on certain loans sold in the secondary market. These sold loans may have certain identified weaknesses such that, in the opinion of management, a settlement to the investor might be required. For the twelve months ended December 31, 2016, Home Savings recognized no expenses associated with such repurchases. Home Savings had no liability reserve for future make-whole settlements at December 31, 2016 and 2015 because management believed no reserve was necessary given the recent historical losses incurred to date, there were no loans in the pipeline to be repurchased and the probability that future losses will not occur.  For the twelve months ended December 31, 2015, Home Savings recognized a recovery of expenses of $554,000 associated with such repurchases.  For the twelve months ended December 31, 2014, Home Savings recognized a recovery of expenses of $374,000 associated with such repurchases as a reduction in reserves.

7.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at December 31, 2016 and 2015 was as follows:

	December 31,	December 31,
	2016	2015
	(Dollars in thousands)
Real estate owned and other repossessed assets	$2,789	$3,956
Valuation allowance	(1,012)	(1,229)
End of period	$1,777	$2,727

Activity in the valuation allowance was as follows:

	2016	2015	2014
	(Dollars in thousands)
Beginning of year	$1,229	$1,423	$4,059
Additions (recoveries) charged to expense	(16)	287	580
Direct write-downs	(201)	(481)	(3,216)
End of year	$1,012	$1,229	$1,423

Expenses related to foreclosed and repossessed assets include:

	2016	2015	2014
	(Dollars in thousands)
Net loss on sales	$109	$158	$220
Provision for (recovery of) unrealized losses	(16)	287	580
Operating expenses, net of rental income	191	338	631
Total Expenses	$284	$783	$1,431

8.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Land	$6,993	$6,993
Buildings	23,907	23,841
Leasehold improvements	1,222	1,179
Furniture and equipment	26,323	23,861
	58,445	55,874
Less: Accumulated depreciation and amortization	37,482	35,196
Total	$20,963	$20,678

Depreciation expense was $2.3 million for 2016, $2.1 million for 2015 and $1.9 million for 2014.

Rent expense was $597,000 for 2016, $338,000 for 2015 and $588,000 for 2014. Rent commitments under noncancelable operating leases for offices were as follows, before considering renewal options that generally are present:

(Dollars in thousands)
2017	$661
2018	724
2019	726
2020	729
2021	732
Thereafter	942
Total	$4,514

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

On January 29, 2016, the Company completed the purchase of Forge Financial Services, Inc. d/b/a James & Sons Insurance Company of Youngstown, Ohio.  James & Sons Insurance is engaged in the business of selling insurance including auto, commercial, homeowners and life-health insurance.  Under the purchase agreement, the Company paid $1.5 million in stock and $360,000 in cash in connection with this acquisition.  There were $9,000 in acquisition related costs recognized for the nine months ended September 30, 2016.  Total assets purchased were $2.3 million, including $208,000 million in goodwill and $1.4 million in other intangible assets.  The Company had no recorded goodwill at December 31, 2015 or 2014.

Goodwill

The change in goodwill during the year is as follows:

December 31, 2016
Beginning of the year	$—
Acquired goodwill	208
Impairment	—
End of the year	$208

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  At December 31, 2016, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not the fair value of the reporting unit exceeded its carrying value, including goodwill.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

	As of December 31,
	2016		2015
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$8,952	$8,947	$8,952	$8,922
Customer list intangible	1,400	44	—	—
Total	$10,352	$8,991	$8,952	$8,922

Aggregate amortization expense for 2016 was $69,000, for 2015 was $54,000 and for 2014 was $68,000.  Estimated amortization expense for the next five years is as follows:

Estimated
Amortization
Expense
2017	$98,000
2018	93,000
2019	93,000
2020	93,000
2021	93,000

10.	DEPOSITS

Deposits consist of the following:

	December 31,
	2016	2015
	(Dollars in thousands)
Checking accounts:
Interest bearing	$158,270	$160,264
Non-interest bearing	256,918	227,505
Savings accounts	294,564	280,889
Money market accounts	316,813	312,125
Certificates of deposit	488,426	454,960
Total deposits	$1,514,991	$1,435,743

Included in total deposits above are related-party deposits of $3.5 million and $2.8 million at December 31, 2016 and 2015, respectively.

Interest expense on deposits is summarized as follows:

	December 31,
	2016	2015	2014
	(Dollars in thousands)
Interest bearing demand deposits and money market accounts	$1,012	$1,006	$838
Savings accounts	124	161	169
Certificates of deposit	4,786	5,359	5,428
Total	$5,922	$6,526	$6,435

A summary of certificates of deposit by maturity follows:

December 31,
2016
(Dollars in thousands)
2017	$305,912
2018	94,883
2019	29,294
2020	17,494
2021	19,913
Thereafter	20,930
Total	$488,426

A summary of certificates of deposit with balances greater than $250,000 by maturity is as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Three months or less	$1,552	$751
Over three months to six months	10,346	2,067
Over six months to twelve months	35,234	25,668
Over twelve months	14,151	46,779
Total	$61,283	$75,265

Home Savings had $76.5 million in brokered deposits at December 31, 2016.  Home Savings had no brokered deposits at December 31, 2015.

Home Savings offers an equity-linked time deposit product (the Power CD). The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return. Home Savings had $12.9 million in Power CDs that were included in certificates of deposit at December 31, 2016. Home Savings had $12.3 million in Power CDs that were included in certificates of deposit at December 31, 2015.

11.	FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of FHLB advances:

	December 31,
	2016		2015
	(Dollars in thousands)
		Weighted		Weighted
Year of maturity	Amount	average rate	Amount	average rate
2016	$—	—%	$232,000	0.35%
2017	343,000	0.64%	—	—%
2019	47,756	2.73%	46,975	2.19%
	$390,756	0.90%	$278,975	0.66%

At December 31, 2016, Home Savings has remaining available credit, subject to collateral requirements, with the FHLB of approximately $172.1 million. At December 31, 2015, Home Savings had remaining available credit, subject to collateral requirements, with the FHLB of approximately $206.3 million. All advances must be secured by eligible collateral as specified by the FHLB. Accordingly, Home Savings had a blanket pledge of its one-to four-family mortgages as collateral for the advances outstanding at December 31, 2016 and 2015. The required minimum ratio of collateral to advances is 115% for one-to four-family loans. Additional changes in value can be applied to one-to four-family mortgage collateral based upon characteristics such as loan-to-value ratios and FICO scores.

On November 18, 2014, Home Savings modified a $50.0 million fixed-rate term advance with the FHLB.  The modification reduced the weighted average interest rate paid on the debt from 4.20% fixed-rate to a floating rate, and extended the weighted average maturity from 2.0 years to 5.0 years. A $3.9 million prepayment penalty was incurred by Home Savings as part of the modification which will be amortized using a level yield method over the five-year remaining term of the modified borrowing as a yield adjustment. The floating rate was 1.16% at December 31, 2016 and 0.62% at December 31, 2015.  The effective rate on the modified borrowing was 2.73% at December 31, 2016 and 2.19% at December 31, 2015, including the impact of the prepayment penalty amortization. FHLB term advances are subject to prepayment penalties.

12.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

The following is a summary of securities sold under an agreement to repurchase and other borrowings:

	December 31,
	2016		2015
	(Dollars in thousands)
	Amount	Weighted average rate	Amount	Weighted average rate
Other borrowings	512	4.00%	535	4.00%
Total borrowings	$512	4.00%	$535	4.00%

	December 31,
	2016	2015	2014
	(Dollars in throusands)
Average daily balance during the year	$523	$29,891	$82,102
Average interest rate during the year	4.00%	4.19%	4.10%
Maximum month end balance during the year	$535	$30,556	$90,577
Weighted average interest rate at year end	4.00%	4.00%	4.00%

At December 31, 2016 and 2015, Home Savings had no repurchase agreements outstanding.  At the end of the fourth quarter of 2015, Home Savings prepaid the remaining $30.0 million tranche of repurchase agreements and incurred a prepayment penalty of $1.3 million.

Other borrowings consist of a match-funding advance related to a commercial participation loan aggregating $512,000 at December 31, 2016 and $535,000 at December 31, 2015.

13.	LOSS CONTINGENCIES

United Community and Home Savings are parties to litigation arising in the normal course of business. While it is difficult to determine the ultimate resolution of these matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

14.	INCOME TAXES

The income tax expense (benefit) consists of the following components:

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Current	$300	$577	$89
Deferred	7,843	7,316	2,978
Change in valuation allowance	—	—	(42,802)
Total	$8,143	$7,893	$(39,735)

Effective tax rates differ from the statutory federal income tax rate of 35% due to the following:

	For the Year Ended December 31,
	2016		2015		2014
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax (benefit) at statutory rate	$9,440	35.0%	$8,461	35.0%	$3,665	35.0%
Increase (decrease) due to:
Tax exempt income	(471)	(1.7)%	(45)	(0.2)%	—	—%
Life insurance	(523)	(1.9)%	(602)	(2.5)%	(500)	(4.8)%
Other	208	0.7%	79	0.3%	(98)	(0.9)%
Disproportionate tax reversal	(511)	(1.9)%	—	—%	—	—%
Valuation allowance	—	—%	—	—%	(42,802)	(408.8)%
Income tax provision (benefit)	$8,143	30.2%	$7,893	32.6%	$(39,735)	-379.5%

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$6,680	$6,199
Postretirement benefits	—	564
Depreciation	748	611
Other real estate owned valuation	354	430
Tax credits carryforward	1,471	951
Unrealized loss on securities available for sale	1,685	1,341
Unrealized loss on securities held to maturity	431	517
Interest on nonaccrual loans	1,039	834
Net operating loss carryforward	8,574	16,903
Purchase accounting adjustment	—	90
Accrued bonuses	812	723
Other	221	50
Deferred tax assets	22,015	29,213
Deferred tax liabilities:
Deferred loan fees	1,275	510
Federal Home Loan Bank stock dividends	4,585	4,585
Mortgage servicing rights	2,124	1,976
FHLB prepayment penalty	786	1,059
Postretirement benefits accrual	—	447
Purchase accounting adjustment	371	—
Prepaid expenses	139	215
Deferred tax liabilities	9,280	8,792
Net deferred tax asset	$12,735	$20,421

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

United Community’s net operating loss of $24.5 million will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $1.5 million of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

Retained earnings at December 31, 2016 included approximately $21.1 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of United Community’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2016 was approximately $7.3 million. At December 31, 2016, Home Savings had approximately $19.9 million deficit in tax earnings and profits. Any distribution from Home Savings to United Community, other than current period earnings, in excess of tax earnings and profits, including any distributions made by Home Savings in direct redemption of stock from United Community, could result in recapture of proportionate amounts of these bad debt reserves and, as a result, recording of the related tax liability.

As of December 31, 2016 and December 31, 2015, United Community had no unrecognized tax benefits or accrued interest and penalties recorded. United Community does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. United Community will record interest and penalties as a component of income tax expense.

United Community and Home Savings are subject to U.S. federal income tax.  Home Savings is subject to tax in Ohio based upon its net worth. United Community and Home Savings also file state income tax returns in Pennsylvania, Indiana and Florida. United Community is no longer subject to examination by taxing authorities for years prior to 2013.

15.	SHAREHOLDERS’ EQUITY

Dividends

United Community’s source of funds for dividends to its shareholders is earnings on its investments and dividends from Home Savings. During the year ended December 31, 2016, United Community paid total cash dividends of $0.11 per common share. While Home Savings’ primary regulator is the FDIC, the FRB has regulations that impose certain restrictions on payments of dividends to United Community as of December 31, 2016.

Home Savings must file an application with, and obtain approval from, the FRB if (i) the proposed distribution would cause total distributions for the calendar year to exceed net income for that year-to-date plus retained net income (as defined) for the preceding two years; (ii) Home Savings would not be at least adequately capitalized following the capital distribution; or (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the FRB or the FDIC, or any condition imposed on Home Savings in an FRB-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the FRB. As of December 31, 2016, Home Savings had no retained earnings that could be distributed based on cumulative dividends and net income over the aforementioned period. Home Savings paid a $23.5 million dividend to United Community from current period earnings during 2016.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, unrealized losses on securities transferred from available for sale to held to maturity, accretion of unrealized losses on securities transferred from available for sale to held to maturity, disproportional tax effects and changes in unrealized gains and losses on the postretirement plan. The change includes reclassification of net gains or (losses) on sales of securities of $604,000, $142,000 and $444,000 for the years ended December 31, 2016, 2015 and 2014.

The following is a summary of accumulated other comprehensive income (loss) to net income balances:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) on Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
2016	(Dollars in thousands)
Balances at beginning of period, net of tax	$(2,492)	$(17,110)	$(960)	$831	$511	$(19,220)
Other comprehensive loss before reclassifications	(245)	—	—	—	—	(245)
Amortization of unrealized gains of postretirement plan recognized in other comprehensive income	—	—	—	(831)	(511)	(1,342)
Accretion of unrealized losses transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	160	—	—	160
Reclassification adjustment for gains realized in income	(393)	—	—		—	(393)
Net current period other comprehensive income	(638)	—	160	(831)	(511)	(1,820)
Balances at end of period, net of tax	$(3,130)	$(17,110)	$(800)	$—	$—	$(21,040)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) on Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
2015	(Dollars in thousands)
Balances at beginning of period, net of tax	$(4,315)	$(17,110)	$—	$916	$511	$(19,998)
Transfer of losses from available for sale to held to maturity	999	—	(999)	—	—	—
Other comprehensive income before reclassifications	916	—	—	120	—	1,036
Accretion of unrealized losses transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	39	—	—	39
Reclassification adjustment for gains realized in income	(92)	—	—	(205)	—	(297)
Net current period other comprehensive income	1,823	—	(960)	(85)	—	778
Balances at end of period, net of tax	$(2,492)	$(17,110)	$(960)	$831	$511	$(19,220)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
2014	(Dollars in thousands)
Balances at beginning of period	$(40,393)	$(2,972)	$1,829	$(129)	$(41,665)
Income tax	14,138	(14,138)	(640)	640	—
Balances at beginning of period, net of tax	(26,255)	(17,110)	1,189	511	(41,665)
Other comprehensive income (loss) before reclassifications	22,229	—	(130)	—	22,099
Reclassification adjustment for (gains) losses realized in income	(289)	—	(143)	—	(432)
Net current period other comprehensive income	21,940	—	(273)	—	21,667
Balances at end of period, net of tax	$(4,315)	$(17,110)	$916	$511	$(19,998)

As of June 30, 2014, management concluded it was more likely than not that the Company’s net deferred tax asset (DTA) would be realized and accordingly determined a full deferred tax valuation allowance was no longer required. Upon reversal of the former full deferred tax valuation allowance as of June 30, 2014, certain disproportionate tax effects are retained in accumulated other comprehensive income (loss) totaling approximately a ($16.6) million loss. Almost the entire disproportionate tax effect is attributable to valuation allowance expense recorded through other comprehensive income (loss) on the tax benefit of losses sustained on the available for sale securities portfolio while the Company was in a full deferred tax valuation allowance. This valuation allowance was appropriately reversed through continuing operations at June 30, 2014, leaving the original expense in accumulated other comprehensive income (loss), where it will remain in accordance with the Company’s election of the “portfolio approach”, until such time as the Company would cease to have an available for sale security portfolio.  During 2016, with the termination and settlement of the postretirement plans, the disproportionate tax effect associated with these plans was reversed and recorded as a tax benefit.

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) to net income for the year ended December 31, 2016:

Amount Reclassified
From Accumulated
Details About Accumulated Other	Other Comprehensive	Affected Line Item on the Statement Where
Comprehensive Income Components	Income to Net Income	Net Income is Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$604	Net gains on securities available for sale
	(211)	Tax (expense) benefit
	393	Net of tax
Amortization of postretirement benefits prior service costs	1,278	Reduction of salaries & employee benefits expense
	(447)	Tax (expense) benefit
	511	Disproportionate tax benefit effect from plan settlement
	1,342	Net of tax
Total reclassification during the period	$1,735	Increase to net income

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) to net income for the year ended December 31, 2015:

	Amount Reclassified
	From Accumulated
Details About Accumulated Other	Other Comprehensive	Affected Line Item on the Statement Where
Comprehensive Income Components	Income to Net Income	Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$142	Net gains on securities available for sale
	(50)	Tax (expense) benefit
	92	Net of tax
Amortization of postretirement benefits prior service costs	315	Reduction of salaries & employee benefits expense
	(110)	Tax (expense) benefit
	205	Net of tax
Total reclassification during the period	$297	Increase to net income

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the year ended December 31, 2014:

	Amount Reclassified
	From Accumulated
Details About Accumulated Other	Other Comprehensive	Affected Line Item on the Statement Where
Comprehensive Income Components	Income to Net Income	Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$444	Net gains on securities available for sale
	(155)	Tax (expense) benefit
	289	Net of tax
Amortization of postretirement benefits prior service costs	220	Reduction of salaries & employee benefits expense
	(77)	Tax (expense) benefit
	143	Net of tax
Total reclassification during the period	$432	Increase to net income

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

The capital conservation buffer requirement is being phased in through January 1, 2019, when the full capital conservation buffer requirement will be effective. The capital conservation buffer for 2017 is 1.25%.  The final rule also implemented consolidated capital requirements.

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

	December 31, 2016
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$248,861	16.47%	$130,292	8.625%	$151,063	10.00%
Tier 1 capital (to risk-weighted assets)	229,938	15.22%	100,079	6.625%	120,850	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	229,938	15.22%	77,420	5.125%	98,191	6.50%
Tier 1 capital (to average assets)**	229,938	10.65%	86,360	4.00%	107,950	5.00%

**Tier 1 Leverage Capital Ratio

	December 31, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$240,697	18.72%	$102,879	8.00%	$128,599	10.00%
Tier 1 capital (to risk-weighted assets)	224,486	17.46%	77,159	6.00%	102,879	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	224,486	17.46%	57,869	4.50%	83,589	6.50%
Tier 1 capital (to average assets)**	224,486	11.46%	78,347	4.00%	97,934	5.00%

**Tier 1 Leverage Capital Ratio

The components of Home Savings’ regulatory capital are as follows:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Total shareholders' equity	$216,475	$220,872
Add (deduct)
Accumulated other comprehensive loss	21,056	19,236
Intangible assets	(3)	(12)
Disallowed deferred tax assets	(7,590)	(15,610)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	229,938	224,486
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	18,923	16,211
Total risk-based capital	$248,861	$240,697

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	December 31, 2016
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$277,817	18.38%	$130,369	8.625%	$151,153	10.00%
Tier 1 capital (to risk-weighted assets)	258,869	17.13%	100,139	6.625%	120,922	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	258,869	17.13%	77,466	5.125%	98,249	6.50%
Tier 1 capital (to average assets)**	258,869	11.98%	86,425	4.00%	108,031	5.00%

	December 31, 2015
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$261,732	20.35%	$102,886	8.00%	$128,608	10.00%
Tier 1 capital (to risk-weighted assets)	245,503	19.09%	77,165	6.00%	102,886	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	245,503	19.09%	57,874	4.50%	83,595	6.50%
Tier 1 capital (to average assets)**	245,503	12.53%	78,348	4.00%	97,934	5.00%

The components of United Community’s consolidated regulatory capital are as follows:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Total shareholders' equity	$249,806	$244,245
Add (deduct)
Accumulated other comprehensive loss	21,040	19,220
Intangible assets	(1,567)	(12)
Disallowed deferred tax assets	(10,410)	(17,950)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	258,869	245,503
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	18,948	16,229
Total risk-based capital	$277,817	$261,732

Management believes that as of December 31, 2016 and 2015, Home Savings and United Communtiy meets all capital adequacy requirements to which they were subject.  As of December 31, 2016 and 2015, Home Savings and United Community were considered well capitalized.

17.	BENEFIT PLANS

Postretirement Benefit Plans

In addition to Home Savings’ retirement plans, Home Savings sponsored a defined benefit health care plan that was curtailed in 2000 to provide postretirement medical benefits only for these employees who worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. That plan was curtailed again in 2015, and medical benefits are no longer provided to plan participants as of December 31, 2016.  The curtailment resulted in a gain of $1.1 million recognized in salaries and employee benefits during 2015 and the recognition of unrealized gains as a reduction of salaries and employee benefits of $1.2 million during 2016.  The plan was unfunded and, as such, had no assets. Furthermore, the plan was contributory and contained minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage was provided for employees who were participants prior to December 10, 1976. The life insurance plan was non-contributory. Home Savings’ policy was to pay premiums monthly, with no pre-funding. The life insurance portion of the plan was terminated and the plan was settled in the fourth quarter of 2016.  The benefit obligation measurement date was December 31. Information about changes in obligations of the benefit plan follows:

	For the year ended December 31, 2016	For the year ended December 31, 2015
		(Dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$333	$1,636
Service cost	—	—
Net periodic benefit cost (benefit)	(1,268)	(261)
Actuarial gain	1,268	131
Benefits paid	(333)	(101)
Curtailment gain	—	(1,072)
Benefit obligation at end of the year	—	333
Funded status of the plan	$—	$(333)

Amounts recognized in accumulated other comprehensive income, at December 31, 2015 consists of the following:

For the year ended December 31, 2015

Prior service credit	$228
Net actuarial gains	1,050
$1,278

The accumulated benefit obligation was $333,000 at year-end 2015.

Components of net periodic benefit cost/(benefit) are as follows:

	For the year ended December 31,
	2016	2015	2014

Service cost	$—	$—	$—
Interest cost	10	53	56
Expected return on plan assets	—	—	—
Net amortization of prior service cost (benefit)	(228)	(228)	(77)
Amortization of net actuarial gain	(1,050)	(86)	(142)
Curtailment gain	—	(1,072)	—
Net periodic benefit cost	(1,268)	(1,333)	(163)
Net (gain) loss	—	(184)	200
Prior service credit	—	—	—
Amortization of prior service cost and net actuarial gain	1,278	315	220
Total recognized in other comprehensive income	1,278	131	420
Total recognized in net periodic benefit cost and other comprehensive income	$10	$(1,202)	$257
Assumptions used in the valuations were as follows:
Weighted average discount rate	3.90%	3.90%	3.40%

401(k) Savings Plan

Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2016 and 2015, Home Savings’ match was 50% of pretax contributions up to a maximum of 6%. For 2014, Home Savings’ match was 25% of pre-tax contributions, up to a maximum of 6% of the employees’ base pay. Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the years ended 2016, 2015 and 2014, the expense related to this plan was approximately $480,000, $465,000 and $224,000, respectively.

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

There were no stock options granted in 2016 and there were 6,618 and 7,124 stock options granted in 2015 and 2014, respectively. The options must be exercised within 10 years from the date of grant.  Expenses related to stock option grants are included with salaries and employee benefits. The Company recognized $9,000, $24,000 and $25,000, in stock option expenses for the twelve months ended December 31, 2016, 2015 and 2014, respectively.   The Company expects to recognize additional expense of $1,000 in 2017.

A summary of activity in the plans is as follows:

	For the year ended December 31,
	2016
	Shares	Weighted average exercise price	Aggregate intrinsic value (Dollars in thousands)
Outstanding at beginning of year	572,323	$2.56
Granted	—	—
Exercised	(199,905)	2.60
Forfeited	(1,200)	2.10
Outstanding at end of period	371,218	2.55	$2,358
Options exercisable at end of period	364,600	2.50	2,349

Information related to the stock options granted and exercised during each year follows:

	2016	2015	2014
Intrinsic value of options exercised	$883,000	$48,000	$147,000
Cash received from option exercises	517,000	28,000	172,000
Tax benefit realized from option exercises	82	—	—
Weighted average fair value of options granted	—	1.70	1.73

As of December 31, 2016, there was approximately $1,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2007 Plan. The cost is expected to be recognized over a weighted-average period of 0.5 years.

There were no options granted in 2016.  The fair value of options granted in 2015 and 2014 were determined using the following weighted-average assumptions as of the grant date:

	2016	2015	2014
Risk-free interest rate	0.00%	1.49%	1.74%
Expected term (years)	—	5	5
Expected stock volatility	0.00%	35.95%	85.75%
Dividend yield	0.00%	0.74%	0.80%

Outstanding stock options have a weighted average remaining life of 3.40 years and may be exercised in the range of $1.20 to $5.89.

Stock-based Compensation: Restricted Stock Awards

The 2015 and 2007 Plans permit the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at December 31, 2016 aggregated 341,184, of which, 148,963 will vest in 2017, 98,450 will vest in 2018 and 93,771 will vest in 2019. Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $970,000, $756,000 and $482,000 in restricted stock award expenses for the twelve months ended December 31, 2016, 2015 and 2014, respectively. The Company expects to recognize additional expenses of approximately $655,000 in 2017, $412,000 in 2018, and $137,000 in 2019.

A summary of changes in the Company’s nonvested restricted shares for the year is as follows:

	Shares	Weighted average exercise price
Nonvested shares at January 1, 2016	260,490	$4.68
Granted	200,856	6.04
Vested	(117,234)	4.61
Forfeited	(2,928)	4.53
Nonvested shares at December 31, 2016	341,184	5.50

The total average per share fair value of shares vested during the years ended December 31, 2016, 2015 and 2014 was $5.97, $5.48 and $4.73, respectively.

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) provides incentive compensation awards to certain officers of the Company. The incentive awards are based upon the actual performance of the Company for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve month period and personal performance. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the AIP are calculated, they are paid 80% in cash and 20% in restricted stock. The restricted stock will be granted and vest equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $356,000, $269,000 and $286,000 in expense for the restricted stock portion of the AIP and $1.3 million, $804,000 and $640,000 for the cash portion of the AIP for the twelve months ended December 31, 2016, 2015 and 2014, respectively.   Restricted stock expenses for the AIP are included in the total restricted stock expenses discussed above.

Long-Term Incentive Plan

The Long-Term Incentive Plan (“LTIP”) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (“PSUs”).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $693,000, $199,000 and $179,000 in expense for the LTIP for the twelve months ended December 31, 2016, 2015 and 2014, respectively.  The increase in expense for 2016 was driven by the rise in United Community’s share price duirng the year.

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

Mortgage servicing rights: On a quarterly basis, loan servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on market prices for comparable mortgage servicing contracts (Level 2), when available, or alternatively based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).

Loans held for sale: Loans held for sale for which the fair value option has not been elected are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Loans held for sale, at fair value:  The Company elected the fair value option for all conventional residential one-to four-family loans held for sale originated after January 1, 2016 and all permanent construction loans held for sale originated after January 1, 2015. The fair value of conventional loans held for sale is determined using the current 15 day forward contract price for either 15 or 30 year conventional mortgages (Level 2).

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

Interest rate caps: Home Savings interest rate caps matured in the fourth quarter of 2016.  Home Savings used an independent third party that performs a market valuation analysis for interest rate caps. The methodology used consisted of a discounted cash flow model, all future floating cash flows were projected and both floating and fixed cash flows were discounted to the valuation date. The yield curve utilized for discounting and projecting was built by obtaining publicly available third party market quotes from Reuters, which handle up to 30-year swap maturities (Level 3) Assumptions used in the valuation of interest rate caps were back-tested for reasonableness on a quarterly basis using an independent source along with a third party service.

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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2016 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$186,033	$—	$186,033	$—
States of the U.S. and political subdivisions	57,757	—	57,757	—
Mortgage-backed GSE securities: residential	99,494	—	99,494	—
Loans held for sale, at fair value	62,593	—	8,832	53,761
Purchased certificate of deposit option	882	—	882	—
Liabilities
Written certificate of deposit option	882	—	882	—

		Fair Value Measurements at December 31, 2015 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$218,650	$—	$218,650	$—
States of the U.S. and policical subdivisions	11,040	—	11,040	—
Mortgage-backed GSE securities: residential	127,980	—	127,980	—
Loans held for sale, at fair value	26,716	—	—	26,716
Interest rate caps	3	—	—	3
Purchased certificate of deposit option	805	—	805	—
Liabilities
Written certificate of deposit option	805	—	805	—

There were no transfers between Level 1 and Level 2 during 2016 and 2015.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016 and 2015, in thousands:

	Construction loans held for sale
	Twelve months ended	Twelve months ended
	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$26,716	$—
Total gains (losses) for the period
Included in change in fair value of loans held for sale	(1,796)	1,519
Included in other comprehensive income	—	—
Originations	82,878	41,026
Amortizations	—	—
Sales	(54,037)	(15,829)
Balance of recurring Level 3 assets at end of period	$53,761	$26,716

	Interest Rate Caps
	Twelve months ended	Twelve months ended
	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$3	$180
Total gains (losses) for the period
Included in other income	385	341
Included in other comprehensive income	—	—
Purchases	—	—
Amortization	(388)	(518)
Sales	—	—
Balance of recurring Level 3 assets at end of period	$—	$3

There were no interest rate caps as of December 31, 2016.

There were no transfers between Level 2 and Level 3 during 2016 or 2015.

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Construction loans held for sale	$53,761	Comparable sales	Time discount using the 60 day forward contract	0.00%-1.80%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2015:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Construction loans held for sale	$26,716	Comparable sales	Time discount using the 60 day forward contract	0.00%-1.80%
Interest rate caps	3	Discounted cash flow	Discount Rate	0.49%-1.18%

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

		Fair Value Measurements at December 31, 2016 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial loans
Nonresidential	$2,257	$—	$—	$2,257
Secured	284	—	—	284
Residential loans
One-to four-family residential	919	—	—	919
Consumer loans
Home Equity	228	—	—	228
Auto	177	—	—	177
Recreational vehicle	89	—	—	89
Other real estate owned, net
Commercial loans
Construction loans	748	—	—	748
Residential loans
One-to four-family residential	281	—	—	281

		Fair Value Measurements at December 31, 2015 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
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

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.0 million at

December 31, 2016, that includes a specific valuation allowance of $1.3 million. This resulted in an increase of the provision for loan losses of $4.1 million during the twelve months ended December 31, 2016. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.9 million at December 31, 2015, that includes a specific valuation allowance of $548,000. This resulted in an increase of the provision for loan losses of $29,000 during the twelve months ended December 31, 2015.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At December 31, 2016, no mortgage servicing rights were carried at fair value, resulting in a net recovery of $39,000 for the year ended December 31, 2016. At December 31, 2015, mortgage servicing rights carried at fair value was $604,000, resulting in a net recovery of $19,000 for the year ended December 31, 2015.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At December 31, 2016, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a net carrying amount of $1.0 million that includes a valuation allowance of $1.0 million. This resulted in a recovery of expenses of $16,000 during the twelve months ended December 31, 2016. At December 31, 2015, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a net carrying amount of $2.0 million, with a valuation allowance of $1.2 million. This resulted in additional expenses of $287,000 million during the twelve months ended December 31, 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
	(Dollars in thousands)
Impaired loans
Commercial loans
Nonresidential	$2,257	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Secured	284	Sales comparison approach	Adjustment for differences between comparable sales	0.00-64.00% (16.00%)
Residential loans
One-to four-family residential	919	Sales comparison approach	Adjustment for differences between comparable sales	0.00-10.77% (4.27%)
Consumer loans
Home Equity	228	Sales comparison approach	Adjustment for differences between comparable sales	0.00-17.85% (8.93%)
Other real estate owned, net
Commercial loans
Construction loans	748	Sales comparison approach Cost approach	Adjustment for differences between comparable sales Adjustment for differences in cost	0.00%-90.40% (27.46%) 0.00%-33.33% (16.67%)
Residential loans
One-to four-family residential	281	Sales comparison approach	Adjustment for differences between comparable sales	0.00-27.00% (7.74%)

Auto and recreational vehicle loans were excluded from the table above as their value is considered immaterial.

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

The Company has elected the fair value option for all conventional residential one-to four-family loans originated after January 1, 2016 and all permanent construction loans held for sale an originated after January 1, 2015.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2016 and 2015.

As of December 31, 2016 and 2015, the aggregate fair value, contractual balance and gain or loss was as follows:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)	(Dollars in thousands)
Aggregate fair value	$62,593	$26,716
Contractual balance	62,843	25,197
Gain (loss)	(250)	1,519

The total amount of losses from changes in fair value included in earnings for the years ended December 31, 2016 and 2015 were $1.8 million and $1.5 million, respectively.

The carrying value and estimated fair values of financial instruments at December 31, 2016 and December 31, 2015, were as follows:

		Fair Value Measurements at December 31, 2016 Using:
	December 31,
	2016
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$45,887	$45,887	$—	$—
Available for sale securities	343,284	—	343,284	—
Held to maturity securities	97,519	—	92,940	3,210
Loans held for sale at lower of cost or market	165	—	169	—
Loans held for sale at fair value	62,593	—	8,832	53,761
Loans, net	1,503,577	—	—	1,494,534
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	6,900	—	2,624	4,276
Purchased certificate of deposit option	882	—	882	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,026,565)	(1,026,565)	—	—
Certificates of deposit	(488,426)	—	(491,278)	—
FHLB advances	(390,756)	—	(390,750)	—
Repurchase agreements and other	(512)	—	(513)	—
Advance payments by borrowers for taxes and insurance	(23,812)	(23,812)	—	—
Accrued interest payable	(145)	—	(145)	—
Written certificate of deposit option	(882)	—	(882)	—

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

19.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below:

	For the Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings	$8,336	$9,245	$12,190
Income taxes	475	375	130
Supplemental schedule of noncash activities:
Securities transferred from available for sale to held to maturity, at fair value	—	103,768	—
Accretion of securities held to maturity	247	131	—
Transfers from loans to real estate owned	971	2,264	1,982
Transfers from loans to other assets	6,384	—	—
Issuance of common stock-James & Sons acquisition	1,547	—	—

20.	DERIVATIVES

Home Savings utilizes interest rate cap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. Home Savings entered into an interest rate cap agreement in October 2011 with an outside counterparty. Home Savings receives proceeds from the counterparty if interest rates exceed the cap rate computed based on the underlying notional amounts. The notional amount of the interest rate caps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate cap agreements. The interest rate caps are carried as freestanding derivatives, considered an economic hedge and classified as an other asset with a carrying value of $0 at December 31, 2016 and $3,000 at December 31, 2015 with changes in fair value of approximately $(3,000), $(177,000) and $(366,000) during 2016, 2015 and 2014 reported in current earnings through other noninterest income.

Home Savings had no interest rate caps as of December 31, 2016.  Summary information about the interest rate caps not designated hedges as of December 31, 2015 is as follows:

December 31, 2015
(Dollars in thousands)
Notional amounts	$100,000
Weighted average strike rate, based on three-month LIBOR	1.50%
Weighted average maturity remaining	0.75 years
Fair value of combined interest rate caps	$3

The following table presents net gains/(losses) recorded in noninterest income relating to instruments not designated as hedges:

	December 31, 2016	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Interest rate caps	$—	$(177)	$(366)

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

Summary information about purchased and written options is as follows:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Notion amount of purchased/written option	$13,789	$13,468
Weighted average maturity	3.9 years	4.8 years
Fair value of purchased/written option	$882	$805

Purchased and written options are mirror derivative instruments and as such the changes in fair value are recorded through noninterest income, and offset each other. These options increased in value $77,000 in 2016.

The following table reflects the fair value and location in the consolidated statement of financial condition of interest rate caps, along with purchased and written certificates of deposit options:

Included in other assets:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Interest rate caps	$—	$3
Purchased certificate of deposit option	882	805

Included in other liabilities:

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Freestanding derivative liabilities not designated as hedges:
Written certificate of deposit option	$882	$805

Home Savings is subject to counterparty risk. Counterparty risk is the risk to Home Savings that the counterparty will not live up to its contractual obligations. The ability of Home Savings to realize the benefit of the derivative contracts is dependent on the creditworthiness of the counterparty, which Home Savings expects will perform in accordance with the terms of the contracts.

21.	PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31,
	2016	2015
	(Dollars in thousands)
Assets
Cash and deposits with banks	$25,924	$21,163
Total cash and cash equivalents	25,924	21,163
Investment in subsidiary-Home Savings	216,475	220,873
Investment in subsidiary-HSB Capital LLC	3,014	—
Investment in subsidiary-HSB Insurance LLC	2,168	—
Other assets	2,878	2,395
Total assets	$250,459	$244,431
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$653	$186
Total liabilities	653	186
Total shareholders’ equity	249,806	244,245
Total liabilities and shareholders’ equity	$250,459	$244,431

Condensed Statements of Income and Comprehensive Income

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Income
Interest income	$—	$—	$8
Non-interest income	—	—	331
Total income	—	—	339
Expenses
Non-interest expenses	1,658	1,017	867
Total expenses	1,658	1,017	867
Loss before income taxes	(1,658)	(1,017)	(528)
Income tax benefit	(481)	(356)	(2,035)
Income (loss) before equity in undistributed net earnings of subsidiaries	(1,177)	(661)	1,507
Earnings distributed by subsidiaries	23,500	15,000	—
Undistributed earnings (loss) of subsidiaries	(3,495)	1,943	48,699
Net income	$18,828	$16,282	$50,206
Comprehensive income	$17,008	$17,060	$71,873

Condensed Statements of Cash Flows

	Year ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$18,828	$16,282	$50,206
Adjustments to reconcile net income to net cash provided by operating activities:
Decrease (increase) in undistributed earnings of the subsidiaries	3,495	(1,943)	(48,699)
Increase in deferred tax assets	(481)	(356)	(1,996)
Decrease in other assets	16	4	—
Net gains on securities sales	—	—	(331)
Increase (decrease) in other liabilities	154	86	(535)
Net cash from operating activities	22,012	14,073	(1,355)
Cash Flows from Investing Activities
Sales of:
Securities available for sale	—	—	431
Equity investment in HSB Capital LLC	(3,000)	—	—
Net cash from investing activities	(3,000)	—	431
Cash Flows from Financing Activities
Issuance of preferred stock	—	—	—
Issuance of common stock, net of issuance costs	—	—	—
Purchase of treasury stock	(9,596)	(10,333)	(6,389)
Dividends paid	(5,172)	(3,369)	(1,001)
Proceeds from the exercise of stock options	517	28	172
Net cash from financing activities	(14,251)	(13,674)	(7,218)
Change in cash and cash equivalents	4,761	399	(8,142)
Cash and cash equivalents, beginning of year	21,163	20,764	28,906
Cash and cash equivalents, end of year	$25,924	$21,163	$20,764

22.	SEGMENT INFORMATION

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

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and performance share units.  There were no stock options that were anti-dilutive for the year ended December 31, 2016.  Stock options for 76,317 and 74,869 shares were anti-dilutive for the year ended December 31, 2015 and 2014, respectively.

	Twelve months ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net income per consolidated statements of income	$18,828	$16,282	$50,206
Net income allocated to participating securities	(121)	(81)	(209)
Net income allocated to common stock	$18,707	$16,201	$49,997
Basic earnings per common share computation:
Distributed earnings allocated to common stock	$5,140	$3,350	$1,001
Undistributed earnings allocated to common stock	13,567	12,851	48,996
Net earnings allocated to common stock	$18,707	$16,201	$49,997
Weighted average common shares outstanding, including shares considered participating securities	46,967	48,320	50,125
Less: Average participating securities	(301)	(242)	(208)
Weighted average shares	46,666	48,078	49,917
Basic earnings per common share	$0.40	$0.34	$1.00
Diluted earnings per common share computation:
Net earnings allocated to common stock	$18,707	$16,201	$49,997
Weighted average common shares outstanding for basic earnings per common share	46,666	48,078	49,917
Add: Dilutive potential common shares	371	272	251
Weighted average shares and dilutive potential common shares	47,037	48,350	50,168
Diluted earnings per common share	$0.40	$0.34	$1.00

24.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized quarterly data for each of the years indicated.

	Unaudited
	First	Second	Third	Fourth
2016:	Quarter	Quarter	Quarter	Quarter		Total
	(Dollars in thousands, except per share data)
Interest income	$17,020	$17,399	$17,815	$18,495		$70,729
Interest expense	2,147	2,065	2,055	2,161		8,428
Net interest income	14,873	15,334	15,760	16,334		62,301
Provision for loan losses	2,155	395	1,344	1,493		5,387
Net interest income after provision for loan losses	12,718	14,939	14,416	14,841		56,914
Non-interest income	4,658	5,780	6,003	5,635		22,076
Non-interest expenses	12,464	12,860	12,978	13,717	(1)	52,019
Income before taxes	4,912	7,859	7,441	6,759		26,971
Income tax expense	1,592	2,529	2,288	1,734		8,143
Net income	$3,320	$5,330	$5,153	$5,025		$18,828
Earnings per share:
Basic earnings	$0.07	$0.11	$0.11	$0.11		$0.40
Diluted earnings	0.07	0.11	0.11	0.11		0.40

1.	Non-interest expense was higher for the fourth quarter of 2016 as a result of the recognition of $787,000 in merger related expenses associated with the Ohio Legacy acquisition discussed above.

	Unaudited
	First	Second	Third	Fourth
2015:	Quarter	Quarter	Quarter	Quarter		Total
	(Dollars in thousands, except per share data)
Interest income	$16,034	$16,111	$16,654	$16,836		$65,635
Interest expense	2,154	2,260	2,353	2,346		9,113
Net interest income	13,880	13,851	14,301	14,490		56,522
Provision for loan losses	(184)	753	673	893		2,135
Net interest income after provision for loan losses	14,064	13,098	13,628	13,597		54,387
Non-interest income	4,118	5,275	4,873	5,451		19,717
Non-interest expenses	12,681	12,208	12,285	12,755	(1)	49,929
Income before taxes	5,501	6,165	6,216	6,293		24,175
Income tax expense (benefit)	1,815	2,040	2,073	1,965		7,893
Net income	$3,686	$4,125	$4,143	$4,328		$16,282
Earnings per share:
Basic earnings	$0.07	$0.08	$0.09	$0.09		$0.34
Diluted earnings	0.07	0.08	0.09	0.09		0.34

1.

Non-interest expense was higher for the fourth quarter of 2015 as a result of the Company incurring a $1.3 million prepayment penalty for the repayment of a high-cost repurchase agreement.  Partially offsetting this expense was a decrease in salaries and employee benefits, which was due to organizational restructuring and modification of certain employee benefit plans.

25.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects.  At December 31, 2016, and 2015, the balance of the investment for qualified affordable housing projects was $3.0 million and $0, respectively.  These balances are reflected in other assets on the consolidated balance sheet.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $2.9 million and $0 at December 31, 2016, and 2015, respectively.  The Company expects to fulfill these commitments during the year ending 2017.

During the year ended December 31, 2016 the Company recognized amortization expense of $21,000, which was included within income tax expense on the consolidated statements of income and the Company recognized no amortization expense for the years ended December 31, 2015 and 2014.  .

Additionally, during the years ended December 31, 2016 and 2015, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $26,000 and $0, respectively.  During the years ending December 31, 2016 and 2015, the Company incurred no impairment losses.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

United Community Financial Corp.

Youngstown, Ohio

We have audited the accompanying consolidated statements of financial condition of United Community Financial Corp. (Company) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP
Crowe Horwath LLP
Cleveland, Ohio
March 10, 2017

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of United Community’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that United Community maintained effective internal control over financial reporting as of December 31, 2016.

United Community’s independent registered public accounting firm has issued its report on the effectiveness of United Community’s internal control over financial reporting as of December 31, 2016, as stated in their report dated March 10, 2017.

/s/ Gary M. Small	/s/ Timothy W. Esson
Gary M. Small, Chief Executive Officer	Timothy W. Esson, Chief Financial Officer
March 10, 2017	March 10, 2017

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

United Community’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of United Community’s disclosure controls and procedures. Based on that evaluation, management concluded that disclosure controls and procedures as of December 31, 2016 were effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized and reported on a timely basis. Management concluded that disclosure controls and procedures as of December 31, 2016, are effective to ensure that information required to be disclosed in the reports that United Community files or submits under the Exchange Act is accumulated and communicated to management, including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Additionally, there were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting. See Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, both of which are contained in Item 8 of this Form 10-K and incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to United Community’s directors, nominees for directorship, executive officers, and board committees is provided in, and incorporated by reference from, the proxy statement for the 2017 Annual Meeting of Shareholders of United Community (Proxy Statement) to be filed with the SEC on or about March 10, 2017, under the heading EXECUTIVE OFFICERS and under the captions Nominees for Director, Continuing Directors, and Board Committees following the heading PROPOSAL 1—ELECTION OF DIRECTORS. Information regarding compliance with Section 16(a) of the Securities Act of 1943 is provided in the Proxy Statement under the heading SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE and is incorporated herein by reference. There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.

United Community has adopted a code of ethics applicable to all directors, employees and officers of United Community, a copy of which is available under the tab Corporate Information – Corporate Governance on our investor relations web page at http://ir.ucfconline.com/govdocs.

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

The information contained in the Proxy Statement under the heading Security Ownership of Certain Beneficial Owners and Management is incorporated herein by reference.

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

The following table shows, as of December 31, 2016, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, the number of common shares issued under restricted stock grants, the weighted average share price of those grants, and the number of common shares remaining for future issuance under the 2007 Plan, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted stock awards	Weighted- average grant price of restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	364,600	$2.50	341,184	$5.50	844,851

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information contained in the Proxy Statement under the captions Director Independence, Board Committee, and Related Person Transactions is incorporated herein by reference.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules
a)	Exhibits
(1)	The financial statements filed as part of this Annual Report on Form 10-K are listed below:
1.	Consolidated Statements of Financial Condition as of December 31, 2015 and 2016.
2.	Consolidated Statements of Operations and Comprehensive Income (Loss) for 2014, 2015, and 2016.
3.	Consolidated Statements of Shareholders’ Equity as of December 31, 2013, 2014, 2015, and 2016.
4.	Consolidated Statements of Cash Flows for 2014, 2015, and 2016.
5.	Notes to Consolidated Financial Statements.
6.	Report of Independent Registered Public Accounting Firm, dated March 8, 2017.
7.	Management’s Report on Internal Control over Financial Reporting.
(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.
(3)
2.1	Agreement and Plan of Merger
3.1	Articles of Incorporation
3.2	Amendment to Articles of Incorporation
3.3	Amended Code of Regulations
10	Material Contracts
11	Statement Regarding Computation of Per Share Earnings
21	Subsidiaries of Registrant
23	Crowe Horwath LLP Consent
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer
101	Interactive Data File

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
/s/ Gary M. Small
Gary M. Small Chief Executive Officer, Principal Executive Officer and Director
(Duly Authorized Representative)
Date: March 10, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard J. Schiraldi	/s/ Gary M. Small
Richard J. Schiraldi	Gary M. Small
Chairman of the Board and Director	Chief Executive Officer, Principal Executive Officer and Director
Date: March 10, 2017	Date: March 10, 2017

/s/ Timothy W. Esson	/s/ Marty E. Adams
Timothy W. Esson	Marty E. Adams
Chief Financial Officer and Principal Financial Officer	Director
Date: March 10, 2017	Date: March 10, 2017

/s/ Zahid Afzal	/s/ Louis M. Altman
Zahid Afzal	Louis M. Altman
Director	Director
Date: March 10, 2017	Date: March 10, 2017

/s/ Patrick W. Bevack	/s/ Lee Burdman
Patrick W. Bevack	Lee Burdman
Director	Director
Date: March 10, 2017	Date: March 10, 2017

/s/ Scott N. Crewson	/s/ Scott D. Hunter
Scott N. Crewson	Scott D. Hunter
Director	Director
Date: March 10, 2017	Date: March 10, 2017

/s/ Ellen Tressel
Ellen Tressel
Director
Date: March 10, 2017

INDEX TO EXHIBITS

Exhibit Number

2.1	Agreement and Plan of Merger, dated September 8, 2016	Incorporated by reference to Form 10-Q filed by United Community on November 8, 2016 via Edgar, film number 161981248 with the Securities and Exchange Commission (SEC), Exhibit 2.1

3.1	Articles of Incorporation	Incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) (Film No. 98565717) with SEC, Exhibit 3.1

3.2	Amendment to Articles of Incorporation	Incorporated by reference to the Form 8-A12G filed by United Community on June 5, 1998 (Film No. 98642962) with the SEC, Exhibit 2(b)

3.3	Amended Code of Regulations	Incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2

10.1	The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan	Incorporated by reference to the 2001 Form 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1

10.2	Consulting Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Patrick W. Bevack dated March 17, 2014	Incorporated by reference to the Form 8-K filed by United Community on March 21, 2014 via Edgar, film number 14709682, Exhibit 10.1

10.3	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Gary M. Small dated March 17, 2014	Incorporated by reference to the Form 8-K filed by United Community on March 21, 2014 via Edgar, film number 14709682, Exhibit 10.2

10.4	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Jude J. Nohra dated April 30, 2010	Incorporated by reference to the Second Quarter Form 10-Q filed by United Community on August 16, 2010 via Edgar, film number 101021114, Exhibit 10.4

10.5	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Matthew T. Garrity dated April 30, 2010	Incorporated by reference to the 2014 Form 10-K filed by United Community on March 13, 2015 via Edgar, film number 15697203, Exhibit 10.5

10.6	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Timothy W. Esson dated September 29, 2011	Incorporated by reference to the 2014 Form 10-K filed by United Community on March 13, 2015 via Edgar, film number 15697203, Exhibit 10.6

10.7	Employment Agreement between The Home Savings and Loan Company of Youngstown, Ohio and Barbara J. Radis dated April 2, 2012	*

10.8	2013 Executive Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on March 28, 2013 via Edgar, film number 13724891, Exhibit 10.1

10.9	Amended and Restated 2014 Executive Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on September 29, 2014 via Edgar, film number 141127272, Exhibit 10.1

10.10	2014 Long-Term Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on January 27, 2014 via Edgar, film number 14549383, Exhibit 10.2

Exhibit Number
10.11	United Community 2015 Long-Term Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on May 5, 2015 via Edgar, film number 15833578, Exhibit 10.1

10.12	United Community 2016 Annual Incentive Plan Award Agreement	Incorporated by reference to the Form 8-K filed by United Community on March 14, 2016 via Edgar, film number 161503302, Exhibit 10.1

10.13	United Community 2016 Long-Term Incentive Plan Award Agreement	Incorporated by reference to the Form 8-K filed by United Community on March 14, 2016 via Edgar, film number 161503302, Exhibit 10.2

10.14	United Community 2015 Performance Share Units Grant Agreement to the 2015 Long-Term Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on June 2, 2015 via Edgar, film number 15904676, Exhibit 10.1

10.15	United Community 2015 Annual Incentive Award Grant Agreement to the 2015 Long-Term Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on June 2, 2015 via Edgar, film number 15904676, Exhibit 10.2

10.16	United Community 2014 Performance Share Units Grant Agreement to the 2007 Long-Term Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on June 2, 2015 via Edgar, film number 15904676, Exhibit 10.3

10.17	United Community 2014 Annual Incentive Award Grant Agreement to the 2007 Long-Term Incentive Plan	Incorporated by reference to the Form 8-K filed by United Community on June 2, 2015 via Edgar, film number 15904676, Exhibit 10.4

10.18	United Community Financial Corp. Deferred Compensation Plan, Amended and Restated Effective January 1, 2017	Incorporated by reference to the Form 8-K filed by United Community on January 6, 2017 via Edgar, film number 17514915, Exhibit 10.1

11	Statement Regarding Computation of Per Share Earnings	Incorporated by reference to Note 23 to the Consolidated Financial Statements under Item 8 herein

21	Subsidiaries of Registrant	*

23	Crowe Horwath LLP Consent	*

31.1	Section 302 Certification by Chief Executive Officer	*

31.2	Section 302 Certification by Chief Financial Officer	*

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer	*

101	Interactive Data File	*

*	Filed herewith