Form 10-Q
period 2017-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2017-05-10
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,684,751 common shares as of April 30, 2017.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$32,904	$27,690
Federal funds sold	16,868	18,197
Total cash and cash equivalents	49,772	45,887
Securities:
Available for sale, at fair value	335,834	343,284
Held to maturity, (fair value of $93,297 and $96,150, respectively)	94,523	97,519
Loans held for sale, at lower of cost or market	197	165
Loans held for sale, at fair value	75,501	62,593
Loans, net of allowance for loan losses of $18,970 and $19,087	1,835,000	1,503,577
Federal Home Loan Bank stock, at cost	19,324	18,068
Premises and equipment, net	23,919	20,963
Accrued interest receivable	7,032	6,900
Real estate owned and other repossessed assets, net	1,137	1,777
Goodwill	19,460	208
Customer list intangible	2,090	1,356
Core deposit intangible	2,182	5
Cash surrender value of life insurance	56,238	55,861
Other assets	34,801	33,182
Total assets	$2,557,010	$2,191,345
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$333,940	$256,918
Interest bearing
Customer deposits	1,439,266	1,181,557
Brokered deposits	131,999	76,516
Total interest bearing deposits	1,571,265	1,258,073
Total deposits	1,905,205	1,514,991
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	47,951	47,756
Short-term Federal Home Loan Bank advances	291,000	343,000
Total Federal Home Loan Bank advances	338,951	390,756
Repurchase agreements and other	6,839	512
Total borrowed funds	345,790	391,268
Advance payments by borrowers for taxes and insurance	17,084	23,812
Accrued interest payable	304	145
Accrued expenses and other liabilities	11,525	11,323
Total liabilities	2,279,908	1,941,539
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 49,695,487 and 46,581,370 shares, respectively, outstanding	177,523	174,360
Retained earnings	152,721	152,675
Accumulated other comprehensive income (loss)	(20,042)	(21,040)
Treasury stock, at cost, 4,443,423 and 7,557,540 shares, respectively	(33,100)	(56,189)
Total shareholders’ equity	277,102	249,806
Total liabilities and shareholders’ equity	$2,557,010	$2,191,345

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share data)
Interest income
Loans	$17,558	$13,801
Loans held for sale	661	332
Securities available for sale, nontaxable	418	123
Securities available for sale, taxable	1,602	1,935
Securities held to maturity, nontaxable	62	55
Securities held to maturity, taxable	465	577
Federal Home Loan Bank stock dividends	214	182
Other interest earning assets	80	15
Total interest income	21,060	17,020
Interest expense
Deposits	1,621	1,612
Federal Home Loan Bank advances	955	530
Repurchase agreements and other	8	5
Total interest expense	2,584	2,147
Net interest income	18,476	14,873
Provision for loan losses	1,475	2,155
Net interest income after provision for loan losses	17,001	12,718
Non-interest income
Insurance agency income	473	336
Brokerage income	322	300
Deposit related fees	1,290	1,326
Mortgage servicing fees	735	698
Mortgage servicing rights valuation	(3)	(435)
Mortgage servicing rights amortization	(448)	(468)
Other service fees	29	18
Net gains (losses):
Securities available for sale (includes $29 and $153, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	29	153
Mortgage banking income	1,323	1,382
Real estate owned and other repossessed assets, net	(52)	(13)
Debit/credit card fees	923	885
Trust fees	282	—
Other income	481	476
Total non-interest income	5,384	4,658
Non-interest expense
Salaries and employee benefits (includes $0 and $(278), respectively, accumulated other comprehensive income reclassifications from prior service credit on postretirement plan).	8,975	7,088
Occupancy	964	862
Equipment and data processing	2,079	1,835
Financial institutions tax	490	442
Advertising	124	127
Amortization of intangible assets	83	13
FDIC insurance premiums	188	326
Other insurance premiums	112	89
Legal and consulting fees	229	80
Other professional fees	520	187
Real estate owned and other repossessed asset expenses	62	72
Acquisition costs	4,962	—
Other expenses	1,502	1,343
Total non-interest expenses	20,290	12,464
Income before income taxes	2,095	4,912
Income tax expense (includes $10 and $151 income tax expense from reclassification items)	557	1,592
Net income	$1,538	$3,320

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share data)
Net income	$1,538	$3,320
Other comprehensive income
Unrealized gain on securities, available for sale, net of reclassifications and tax of $520 and $3,460, respectively	965	6,429
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $18 and $18, respectively	33	34
Accretion of unrecognized actuarial gains and amortization of prior service credit on postretirement plan, net of tax of $0 and $(97), respectively recognized in net income	—	(181)
Total other comprehensive income	998	6,282
Comprehensive income	$2,536	$9,602
Earnings per share
Basic	$0.03	$0.07
Diluted	0.03	0.07

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2017	46,581,370	$174,360	$152,675	$(21,040)	$(56,189)	$249,806
Net income			1,538			1,538
Other comprehensive income				998		998
Stock option exercises	500		(3)		4	1
Stock option expense		1				1
Restricted stock grants	61,436	(457)			457	—
Restricted stock expense		271				271
Vesting of Long-term Incentive Plan	68,783	87			510	597
Purchase of Ohio Legacy Corp.	3,033,604	3,261			22,555	25,816
Cash dividend payments ($0.03 per share)			(1,489)			(1,489)
Treasury stock purchases	(50,206)				(437)	(437)
Balance March 31, 2017	49,695,487	$177,523	$152,721	$(20,042)	$(33,100)	$277,102

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2016	47,517,644	$174,304	$140,819	$(19,220)	$(51,658)	$244,245
Net income			3,320			3,320
Other comprehensive income				6,282		6,282
Stock option exercises	8,000		(51)		62	11
Stock option expense		3				3
Restricted stock grants	159,238	(947)	(285)		1,232	—
Restricted stock forfeitures	(1,014)	3	7		(10)	—
Restricted stock expense		215				215
Purchase of James & Sons Insurance	262,705		(541)		2,049	1,508
Cash dividend payments ($0.025 per share)			(1,194)			(1,194)
Treasury stock purchases	(440,047)				(2,586)	(2,586)
Balance March 31, 2016	47,506,526	$173,578	$142,075	$(12,938)	$(50,911)	$251,804

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$1,538	$3,320
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,475	2,155
Mortgage banking income	(572)	(579)
Changes in fair value on loans held for sale	(751)	(803)
Net losses on real estate owned and other repossessed assets sold	52	13
Net gain on available for sale securities sold	(29)	(153)
Net gain on other assets sold	—	(2)
Amortization of premiums and accretion of discounts	1,179	1,848
Depreciation and amortization	644	559
Net change in interest receivable	548	195
Net change in interest payable	88	57
Net change in prepaid and other assets	3,013	(630)
Net change in other liabilities	(1,176)	(305)
Stock based compensation	272	218
Net principal disbursed on loans originated for sale	(50,198)	(51,429)
Proceeds from sale of loans held for sale	38,225	52,104
Net change in deferred tax assets	1,457	1,437
Cash surrender value of life insurance	(377)	(365)
Tax benefit recognized on stock based compensation	(60)	—
Net change in interest rate caps	—	3
Net cash from operating activities	(4,672)	7,643
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	13,359	8,211
Proceeds from the principal repayments and maturities of securities held to maturity	2,877	2,739
Proceeds from the sale of securities available for sale	5,029	18,134
Proceeds from the sale of real estate owned and other repossessed assets	677	1,171
Proceeds from the sale of loans held for investment	2,250	1
Proceeds from the sale of premises and equipment	—	2
Purchases of premises and equipment	(652)	(467)
Principal disbursed on loans, net of repayments	(60,444)	(36,809)
Loans purchased	(15,189)	(8,681)
Purchase of securities available for sale	—	(21,496)
Net cash received in acquisition	25,780	43
Net cash from investing activities	(26,313)	(37,152)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	68,144	45,534
Net (decrease) increase in certificates of deposit	55,856	(14,663)
Net decrease in advance payments by borrowers for taxes and insurance	(7,261)	(4,927)
Net change in short-term FHLB advances	(75,500)	12,000
Net change in repurchase agreements and other borrowed funds	(4,444)	(6)
Proceeds from the exercise of stock options	1	11
Dividends paid	(1,489)	(1,194)
Purchase of treasury stock	(437)	(2,586)
Net cash from financing activities	34,870	34,169
Change in cash and cash equivalents	3,885	4,660
Cash and cash equivalents, beginning of period	45,887	35,910
Cash and cash equivalents, end of period	$49,772	$40,570

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

United Community Financial Corp. (United Community or the Company) was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of Home Savings and Loan Company of Youngstown, Ohio (Home Savings or the Bank) issued upon the conversion of Home Savings from a mutual savings association to a permanent capital stock savings association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community because the unitary thrift holding company for Home Savings.  Home Savings conducts its business from its main office located in Youngstown, Ohio, 35 retail banking offices and 12 loan production centers located throughout Ohio, western Pennsylvania and West Virginia.

On January 29, 2016, United Community acquired James & Sons Insurance.  James & Sons Insurance is an insurance agency that offers a wide variety of insurance products for business and residential customers, which include auto, homeowners, life-health, commercial, surety bonds, and aviation. On February 28, 2017, James & Sons Insurance acquired Eich Brothers Insurance. Eich Brothers Insurance is an insurance agency that offers insurance products for business and residential customers, which include auto, commercial, home owners and life-health.

On January 31, 2017, United Community completed its acquisition of Ohio Legacy Corp. (OLCB).  Immediately following the acquisition of OLCB, Home Savings was merged into Premier Bank & Trust, OLCB’s wholly owned subsidiary state chartered bank (PB&T), and PB&T changed its name to Home Savings Bank.  As a result of the acquisition, United Community issued 3,033,604 United Community common shares and paid $20.4 million to OLCB shareholders.   Also, in connection with the acquisition, United Community became a financial holding company, and its wholly owned subsidiary is now an Ohio bank.

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

The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2016.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and expects revisions to disclosures included in the consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Key provisions include the elimination of “windfall pools” and removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable.  Additionally, the simplification permits entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification of the award.  Entities are now permitted to make accounting policy elections for the impact of forfeitures on the recognition of expense for share-based payment awards.  This ASU was adopted on January 1, 2017.  The Company recognized a tax benefit of $60,000 in income tax expense during the three months ended March 31, 2017 as a result of adoption related to vesting of restricted stock awards and exercised stock options.

In June 2016, FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   This ASU adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years, and for interim periods with those fiscal years, beginning after December 15, 2019.  Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.  Management is aggregating the necessary data requirements and addressing any data-archiving improvements necessary for the implementation of this ASU.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test. Instead, under the new guidance, an entity is to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08 - Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends the amortization period for certain purchased callable debt securities held at a premium. It shortens the amortization period for the premium to the earliest call date. Under current U.S. GAAP, premiums on callable debt securities generally are amortized to the maturity date. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted for interim or annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

3.	STOCK COMPENSATION

Stock Options:

On April 30, 2015, shareholders approved the United Community Financial Corp. 2015 Long-Term Incentive Compensation Plan (the 2015 Plan). The purpose of the 2015 Plan is to provide a means through which United Community may attract and retain employees and non-employee directors, to provide incentives that align their interest with those of United Community’s shareholders and promote the success of United Community’s business.  All employees and non-employee directors are eligible to participate in the 2015 Plan.  The 2015 Plan provides for the issuance of up to 1,200,000 shares that are to be used for awards of stock options, stock awards, stock units, stock appreciation rights, annual bonus awards and long-term incentive awards.

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan was to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan was terminated on April 30, 2015 upon the adoption of the 2015 Plan, although the 2007 Plan survives with respect to awards issued under the 2007 Plan that remain outstanding and exercisable.  The 2007 Plan provided for the issuance of up to 2,000,000 shares that were to be used for awards of restricted stock, stock options, performance awards, stock appreciation rights (SARs), or other forms of stock-based incentive awards.  Because the 2007 Plan terminated, no additional awards may be made under it.

On July 12, 1999, shareholders approved the United Community Financial Corp. 1999 Long-Term Incentive Plan (as amended, the 1999 Plan). The purpose of the 1999 Plan was the same as the 2007 Plan. The 1999 Plan terminated on May 20, 2009, although the 1999 Plan survives with respect to options issued under the 1999 Plan remain outstanding and exercisable. The 1999 Plan provided for the grant of either incentive or nonqualified stock options. Options were awarded at exercise prices that were not less than the fair market value of the share at the grant date. The maximum number of common shares that could be issued under the 1999 Plan was 3,569,766. Because the 1999 Plan terminated, no additional options may be issued under it.

There were no stock options granted in the three months ended March 31, 2017 and 2016. Any options granted must be exercised within 10 years from the date of grant.  Expenses related to prior stock option grants are included with salaries and employee benefits. The Company recognized $1,000  in stock option expense for the three months ended March 31, 2017.  The Company recognized $3,000 in stock option expense for the three months ended March 31, 2016. The Company expects to recognize additional expense of $1,000 for the remainder of 2017.

A summary of option activity in the plans is as follows:

	For the three months ended
	March 31, 2017
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	371,218	$2.55
Granted	—
Exercised	(500)	1.30
Forfeited and expired	—	—
Outstanding at end of period	370,718	2.55	$2,147
Shares subject to options exercisable at end of period	366,292	2.51	$2,134

Information related to stock options for the three months ended March 31, 2017 and 2016 follows:

	March 31, 2017	March 31, 2016
Intrinsic value of options exercised	$4,000	$34,000
Cash received from option exercises	1,000	11,000
Tax benefit realized from option exercises	—	—
Weighted average fair value of options granted, per share	$—	$—

As of March 31, 2017, the cost of nonvested stock options is expected to be recognized over a weighted-average period of 3 months.

Outstanding stock options at March 31, 2017 have a weighted average remaining life of 3.16 years and may be exercised in the range of $1.20 to $5.89 per share.

Restricted Stock Awards:

The 2007 Plan permitted and the 2015 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at March 31, 2017 aggregated 320,502, of which 67,212 will vest during the remainder of 2017, 115,508 will vest in 2018, 105,109 will vest in 2019 and 32,673 will vest in 2020. Expense related to restricted stock awards is charged to salaries and employee benefits and is recognized over the vesting period of the awards based on the fair value of the shares at the grant date. The Company recognized approximately $271,000 in restricted stock award expenses for the three months ended March 31, 2017. The Company recognized approximately $215,000 in restricted stock award expense for the three months ended March 31, 2016.  The Company expects to recognize additional expenses of approximately $570,000 in 2017, $550,000 in 2018, $272,000 in 2019 and $74,000 in 2020.  The total average per share fair value of shares vested during the three months ended March 31, 2017 was $8.63.

A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2017 is as follows:

	For the three months ended
	March 31, 2017
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	341,184	$5.50
Granted	61,436	$8.67
Vested	(82,118)	$5.26
Forfeited	—	$—
Nonvested shares at end of period	320,502	$6.17

Annual Incentive Plan

The Annual Incentive Plan (AIP) provides incentive compensation awards to certain officers of the Company. Annual incentive awards are generally based upon the actual performance of the Company and individual participant performance for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve-month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the AIP are calculated, they are paid in cash and in restricted stock. The restricted stock vests equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $76,000 in expense for the restricted stock portion of the AIP for the three months ended March 31, 2017 and $496,000 for the cash portion of the AIP for the three months ended March 31, 2017.  The Company incurred $76,000 in expense for the restricted stock portion of the AIP for the three months ended March 31, 2016 and $325,000 for the cash portion of the AIP for the three months ended March 31, 2016.

Long-term Incentive Plan

The Long-term Incentive Plan (LTIP) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (PSUs).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $152,000 for the LTIP for the three months ended March 31, 2017.  The Company incurred $96,000 in expense for the LTIP for the three months ended March 31, 2016.

4.	SECURITIES

Components of the available for sale portfolio are as follows:

	March 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$182,855	$234	$(1,436)	$181,653
States of the U.S. and political subdivisions	59,264	10	(1,410)	57,864
Mortgage-backed GSE securities: residential	97,045	61	(789)	96,317
Total	$339,164	$305	$(3,635)	$335,834

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$188,082	$172	$(2,221)	$186,033
States of the U.S. and political subdivisions	59,415	3	(1,661)	57,757
Mortgage-backed GSE securities: residential	100,602	50	(1,158)	99,494
Total	$348,099	$225	$(5,040)	$343,284

Components of held to maturity securities portfolio are as follows:

	March 31, 2017
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$82,076	$—	$(1,203)	$80,873
States of the U.S. and political subdivisions	12,447	17	(40)	12,424
Total	$94,523	$17	$(1,243)	$93,297

	December 31, 2016
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$85,065	$—	$(1,300)	$83,765
States of the U.S. and political subdivisions	12,454	17	(86)	12,385
Total	$97,519	$17	$(1,386)	$96,150

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	March 31, 2017
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	183,271	182,068
Due after ten years	58,848	57,449
Mortgage-backed GSE securities: residential	97,045	96,317
Total	$339,164	$335,834

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	March 31, 2017
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$3,200	$3,202
Due after one year through five years	—	—
Due after five years through ten years	5,775	5,761
Due after ten years	3,472	3,461
Mortgage-backed GSE securities: residential	82,076	80,873
Total	$94,523	$93,297

Securities pledged for public funds were approximately $143.6 million at March 31, 2017 and approximately $146.5 million at December 31, 2016.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at March 31, 2017 are as follows:

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$161,215	$(1,436)	$—	$—	$161,215	$(1,436)
States of the U.S. and political subdivisions	47,500	(1,410)	—	—	47,500	(1,410)
Mortgage-backed GSE securities: residential	82,490	(789)	—	—	82,490	(789)
Total temporarily impaired securities	$291,205	$(3,635)	$—	$—	$291,205	$(3,635)

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at December 31, 2016 are as follows:

	December 31, 2016
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

All of the U.S. treasury and government sponsored entities and mortgage-backed securities available for sale that were temporarily impaired at March 31, 2017 and December 31, 2016, were impaired due to the level of interest rates at the time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income during the three months ended March 31, 2017 or 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

All of the obligations of U.S. states and political subdivisions held for sale that were temporarily impaired at March 31, 2017 and December 31, 2016, were impaired due to the level of interest rates at that time.  Unrealized losses on these securities have not been recognized into income for the three months ended March 31, 2017 or 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell and has no intent to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Securities held to maturity that have been in an unrecognized loss position for less than twelve months or twelve months or more are as follows:

	March 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$55,341	$(1,071)	$25,532	$(1,312)	$80,873	$(2,383)
States of the U.S. and political subdivisions	6,245	(40)	—	—	6,245	(40)
Total temporarily impaired securities	$61,586	$(1,111)	$25,532	$(1,312)	$87,118	$(2,423)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$57,340	$(1,243)	$26,426	$(1,287)	$83,766	$(2,530)
States of the U.S. and political subdivisions	7,416	(86)			7,416	(86)
Total temporarily impaired securities	$64,756	$(1,329)	$26,426	$(1,287)	$91,182	$(2,616)

All of the mortgage-backed securities held to maturity that were temporarily impaired at March 31, 2017 and December 31, 2016, were impaired due to the level of interest rates at the time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income for the three months ended March 31, 2017 or 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

All of the obligations of U.S. states and political subdivisions held to maturity that were temporarily impaired at March 31, 2017 and December 31, 2016, were impaired due to the level of interest rates at the time of purchase compared to current interest rates.  Unrealized losses on these securities have not been recognized into income for the three months ended March 31, 2017 or because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell and has no intent to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Proceeds from the sale of available for sale securities were $5.0 million and $18.1 million, for the three months ended March 31, 2017 and 2016, respectively.  Gross gains of $29,000 and $153,000 were realized on these sales during the three months ended March 31, 2017 and 2016, respectively.  Income tax expense related to net realized gains was $10,000 and $54,000 for the three months ended March 31, 2017 and 2016, respectively.

5.	LOANS

Portfolio loans consist of the following:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Commercial loans
Multifamily	$108,330	$93,597
Nonresidential	325,633	231,401
Land	9,276	8,373
Construction	94,727	68,158
Secured	161,945	95,343
Unsecured	8,453	7,386
Total commercial loans	708,364	504,258
Residential mortgage loans
One-to four-family	839,413	762,926
Construction	51,372	35,695
Total residential mortgage loans	890,785	798,621
Consumer loans
Home equity	190,751	165,054
Auto	46,804	39,609
Marine	1,672	1,796
Recreational vehicle	7,066	7,602
Other	4,922	2,537
Total consumer loans	251,215	216,598
Total loans	1,850,364	1,519,477
Less:
Allowance for loan losses	18,970	19,087
Deferred loan costs, net	(3,606)	(3,187)
Total	15,364	15,900
Loans, net	$1,835,000	$1,503,577

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of March 31, 2017 and December 31, 2016 and activity for the three months ended March 31, 2017 and 2016.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended March 31, 2017
Beginning balance	$10,824	$5,538	$2,725	$19,087
Provision	522	570	383	1,475
Charge-offs	(1,311)	(230)	(329)	(1,870)
Recoveries	147	34	97	278
Ending balance	$10,182	$5,912	$2,876	$18,970
March 31, 2017
Period-end amount allocated to:
Loans individually evaluated for impairment	$19	$1,231	$482	1,732
Loans collectively evaluated for impairment	10,163	4,681	2,394	17,238
Loans acquired with deteriorated credit quality	—	—	—	—
Ending balance	$10,182	$5,912	$2,876	$18,970
Period-end balances:
Loans individually evaluated for impairment	2,685	16,902	8,252	27,839
Loans collectively evaluated for impairment	704,241	873,883	242,963	1,821,087
Loans acquired with deteriorated credit quality	1,438	—	—	1,438
Ending balance	$708,364	$890,785	$251,215	$1,850,364

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
For the three months ended March 31, 2016
Beginning balance	$8,077	$6,630	$3,005	$17,712
Provision (recovery)	2,724	(594)	25	2,155
Charge-offs	(2,346)	(362)	(479)	(3,187)
Recoveries	66	62	95	223
Ending balance	$8,521	$5,736	$2,646	$16,903
December 31, 2016
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,271	$1,245	$500	$3,016
Loans collectively evaluated for impairment	9,553	4,293	2,225	16,071
Ending balance	$10,824	$5,538	$2,725	$19,087
Period-end balances:
Loans individually evaluated for impairment	$6,018	$17,485	$8,045	$31,548
Loans collectively evaluated for impairment	498,240	781,136	208,553	1,487,929
Ending balance	$504,258	$798,621	$216,598	$1,519,477

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  As of March 31, 2017, the Company evaluated 19 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

The following table presents loans individually evaluated for impairment by class of loans as of and for three months ended March 31, 2017:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$476	$419	$—	$210	$9	$9
Nonresidential	738	166	—	828	22	22
Land	3,922	9	—	22	—	—
Construction	3,593	—	—	—	—	—
Secured	242	189	—	190	—	—
Unsecured	607	—	—	—	17	17
Total commercial loans	9,578	783	—	1,250	48	48
Residential mortgage loans
One-to four-family	7,584	5,764	—	6,261	53	46
Construction	—	—	—	—	—	—
Total residential mortgage loans	7,584	5,764	—	6,261	53	46
Consumer loans
Home equity	2,179	1,612	—	1,598	12	11
Auto	24	13	—	8	—	—
Marine	584	195	—	231	1	1
Recreational vehicle	674	220	—	170	3	2
Other	—	—	—	—	—	—
Total consumer loans	3,461	2,040	—	2,007	16	14
Total	$20,623	$8,587	$—	$9,518	$117	$108
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	1,946	1,902	19	3,018	35	33
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	—	—	—	86	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	1,946	1,902	19	3,104	35	33
Residential mortgage loans
One-to four-family	11,252	11,138	1,231	10,933	162	122
Construction	—	—	—	—	—	—
Total residential mortgage loans	11,252	11,138	1,231	10,933	162	122
Consumer loans
Home equity	5,461	5,382	409	5,359	92	76
Auto	—	—	—	—	—	—
Marine	106	106	1	107	2	1
Recreational vehicle	734	724	72	677	10	9
Other	—	—	—	—	—	—
Total consumer loans	6,301	6,212	482	6,143	104	86
Total	19,499	19,252	1,732	20,180	301	241
Total impaired loans	$40,122	$27,839	$1,732	$29,698	$418	$349

The following table presents loans individually evaluated for impairment by class of loans as of and for three months ended March 31, 2016:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$97	$—	$—	$—	$—	$—
Nonresidential	1,042	212	—	259	1	1
Land	3,922	384	—	384	—	—
Construction	3,593	—	—	—	—	—
Secured	3,860	3,700	—	3,700	—	—
Unsecured	1,124	—	—	—	—	—
Total commercial loans	13,638	4,296	—	4,343	1	1
Residential mortgage loans
One-to four-family	7,875	6,081	—	5,974	20	14
Construction	—	—	—	—	—	—
Total residential mortgage loans	7,875	6,081	—	5,974	20	14
Consumer loans
Home equity	1,951	1,332	—	1,525	3	2
Auto	15	9	—	12	—	—
Marine	546	303	—	287	—	—
Recreational vehicle	534	289	—	184	1	1
Other	3	3	—	3	—	—
Total consumer loans	3,049	1,936	—	2,011	4	3
Total	$24,562	$12,313	$—	$12,328	$25	$18
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	11,348	8,924	936	6,954	109	107
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	1,054	960	93	642	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	12,402	9,884	1,029	7,596	109	107
Residential mortgage loans
One-to four-family	12,710	12,710	1,407	13,096	189	136
Construction	—	—	—	—	—	—
Total residential mortgage loans	12,710	12,710	1,407	13,096	189	136
Consumer loans
Home equity	6,857	6,857	497	7,047	110	90
Auto	—	—	—	—	—	—
Marine	159	159	3	161	2	2
Recreational vehicle	688	688	86	905	7	7
Other	—	—	—	4	—	—
Total consumer loans	7,704	7,704	586	8,117	119	99
Total	32,816	30,298	3,022	28,809	417	342
Total impaired loans	$57,378	$42,611	$3,022	$41,137	$442	$360

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$55	$—	$—
Nonresidential	2,278	1,489	—
Land	3,922	34	—
Construction	3,594	—	—
Secured	242	190	—
Unsecured	713	—	—
Total commercial loans	10,804	1,713	—
Residential mortgage loans
One-to four-family	8,736	6,758	—
Construction	—	—	—
Total residential mortgage loans	8,736	6,758	—
Consumer loans
Home equity	2,159	1,583	—
Auto	11	3	—
Marine	585	267	—
Recreational vehicle	433	120	—
Other	—	—	—
Total consumer loans	3,188	1,973	—
Total	$22,728	$10,444	$—
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	6,930	4,133	1,193
Land	—	—	—
Construction	—	—	—
Secured	237	172	78
Unsecured	—	—	—
Total commercial loans	7,167	4,305	1,271
Residential mortgage loans
One-to four-family	10,810	10,727	1,245
Construction	—	—	—
Total residential mortgage loans	10,810	10,727	1,245
Consumer loans
Home equity	5,390	5,335	426
Auto	—	—	—
Marine	108	108	1
Recreational vehicle	639	629	73
Other	—	—	—
Total consumer loans	6,137	6,072	500
Total	24,114	21,104	3,016
Total impaired loans	$46,842	$31,548	$3,016

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any charge-offs or partial charge-offs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

Home Savings reclassifies a collateralized mortgage loan and  a consumer loan secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at March 31, 2017 and December 31, 2016, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	March 31, 2017		December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$3,356	$2,986	$3,025	$2,576
Consumer loans in process of foreclosure	1,309	1,016	1,069	795

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of March 31, 2017:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of March 31, 2017

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$419	$—
Nonresidential	1,398	—
Land	9	—
Construction	—	—
Secured	354	—
Unsecured	—	—
Total commercial loans	2,180	—
Residential mortgage loans
One-to four-family	5,868	—
Construction	—	—
Total residential mortgage loans	5,868	—
Consumer Loans
Home equity	2,042	—
Auto	92	—
Marine	195	—
Recreational vehicle	176	—
Other	8	—
Total consumer loans	2,513	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$10,561	$—

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of December 31, 2016:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2016

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	3,546	—
Land	34	—
Construction	—	—
Secured	361	—
Unsecured	—	—
Total commercial loans	3,941	—
Residential mortgage loans
One-to four-family	6,084	—
Construction	—	—
Total residential mortgage loans	6,084	—
Consumer Loans
Home equity	1,936	—
Auto	31	—
Marine	267	—
Recreational vehicle	178	—
Other	2	—
Total consumer loans	2,414	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$12,439	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of March 31, 2017:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$108,330	$108,330
Nonresidential	25	—	22	47	325,586	325,633
Land	—	—	9	9	9,267	9,276
Construction	—	—	—	—	94,727	94,727
Secured	83	—	354	437	161,508	161,945
Unsecured	—	—	—	—	8,453	8,453
Total commercial loans	108	—	385	493	707,871	708,364
Residential mortgage loans
One- to four-family	4,429	1,348	5,117	10,894	828,519	839,413
Construction	—	—	—	—	51,372	51,372
Total residential mortgage loans	4,429	1,348	5,117	10,894	879,891	890,785
Consumer loans:
Home equity	534	389	1,747	2,670	188,081	190,751
Automobile	103	41	25	169	46,635	46,804
Marine	—	—	195	195	1,477	1,672
Recreational vehicle	16	112	104	232	6,834	7,066
Other	15	3	8	26	4,896	4,922
Total consumer loans	668	545	2,079	3,292	247,923	251,215
Total loans	$5,205	$1,893	$7,581	$14,679	$1,835,685	$1,850,364

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2016:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$93,597	$93,597
Nonresidential	3,511	—	61	3,572	227,829	231,401
Land	—	—	34	34	8,339	8,373
Construction	—	—	—	—	68,158	68,158
Secured		—	361	361	94,982	95,343
Unsecured		—	—	—	7,386	7,386
Total commercial loans	3,511	—	456	3,967	500,291	504,258
Residential mortgage loans
One- to four-family	3,774	1,717	5,461	10,952	751,974	762,926
Construction	—	—	—	—	35,695	35,695
Total residential mortgage loans	3,774	1,717	5,461	10,952	787,669	798,621
Consumer loans:
Home equity	941	458	1,669	3,068	161,986	165,054
Automobile	130	—	3	133	39,476	39,609
Marine	—	-	267	267	1,529	1,796
Recreational vehicle	131	347	-	478	7,124	7,602
Other	1	3	2	6	2,531	2,537
Total consumer loans	1,203	808	1,941	3,952	212,646	216,598
Total loans	$8,488	$2,525	$7,858	$18,871	$1,500,606	$1,519,477

As of March 31, 2017 and December 31, 2016, the Company has a recorded investment in troubled debt restructurings of $23.1 million and $26.6 million, respectively.  The Company allocated $1.7 million of specific allowance for those loans at March 31, 2017 and $3.0 million at December 31, 2016.  The Company has committed to lend additional amounts totaling up to $34,000 and $31,000 at March 31, 2017 and December 31, 2016, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2017:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One- to four-family	1	75	84
Construction	—	—	—
Total residential mortgage loans	1	75	84
Consumer loans
Home equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	1	115	115
Other	—	—	—
Total consumer loans	1	115	115
Total restructured loans	2	$190	$199

The troubled debt restructurings described above increased the allowance for loan losses by $6,000 and resulted in no charge-offs during the three months ended March 31, 2017.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2016:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(Dollars in thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	1	88	88
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1	88	88
Residential mortgage loans
One- to four-family	2	219	237
Construction	—	—	—
Total residential mortgage loans	2	219	237
Consumer loans
Home equity	1	20	20
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	1	20	20
Total restructured loans	4	$327	$345

The troubled debt restructurings described above increased the allowance for loan losses by $5,000, and resulted in $30,000 in charge-offs during the three months ended March 31, 2016.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the period ended March 31, 2017.

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One- to four-family	1	165
Construction	—	—
Total residential mortgage loans	1	165
Consumer loans
Home equity	—	—
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	—	—
Total restructured loans	1	$165

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three months ended March 31, 2017, and had no effect on the provision for loan losses.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended March 31, 2016:

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One- to four-family	2	25
Construction	—	—
Total residential mortgage loans	2	25
Consumer loans
Home equity	—	—
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	—	—
Total restructured loans	2	$25

The troubled debt restructurings that subsequently defaulted described above resulted in $3,000 of charge-offs during the three months ended March 31, 2016, and had no effect on the provision for loan losses.

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

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information and current economic trends. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes homogeneous loans past due 90 cumulative days, and all non-homogeneous loans, including commercial loans and commercial real estate loans. Smaller balance homogeneous loans are primarily monitored by payment status.

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

As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

March 31, 2017

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$104,037	$3,524	$769	$—	$—	$769	$108,330
Nonresidential	310,787	7,873	6,973	—	—	6,973	325,633
Land	9,267	—	9	—	—	9	9,276
Construction	94,727	—	—	—	—	—	94,727
Secured	138,543	7,721	15,681	—	—	15,681	161,945
Unsecured	8,358	—	95	—	—	95	8,453
Total commercial loans	665,719	19,118	23,527	—	—	23,527	708,364
Residential mortgage loans
One- to four-family	831,964	257	7,192	—	—	7,192	839,413
Construction	51,372	—	—	—	—	—	51,372
Total residential mortgage loans	883,336	257	7,192	—	—	7,192	890,785
Consumer loans
Home equity	188,709	—	2,042	—	—	2,042	190,751
Auto	46,712	—	92	—	—	92	46,804
Marine	1,477	—	195	—	—	195	1,672
Recreational vehicle	6,890	—	176	—	—	176	7,066
Other	4,914	—	8	—	—	8	4,922
Total consumer loans	248,702	—	2,513	—	—	2,513	251,215
Total loans	$1,797,757	$19,375	$33,232	$—	$—	$33,232	$1,850,364

Loans

December 31, 2016

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$89,468	$3,564	$565	$—	$—	$565	$93,597
Nonresidential	217,204	6,037	8,160	—	—	8,160	231,401
Land	8,339	—	34	—	—	34	8,373
Construction	68,158	—	—	—	—	—	68,158
Secured	89,756	3,420	2,167	—	—	2,167	95,343
Unsecured	7,291	—	95	—	—	95	7,386
Total commercial loans	480,216	13,021	11,021	—	—	11,021	504,258
Residential mortgage loans
One- to four-family	754,996	104	7,826	—	—	7,826	762,926
Construction	35,695	—	—	—	—	—	35,695
Total residential mortgage loans	790,691	104	7,826	—	—	7,826	798,621
Consumer loans
Home equity	163,101	—	1,953	—	—	1,953	165,054
Auto	39,577	1	31	—	—	31	39,609
Marine	1,530	—	266	—	—	266	1,796
Recreational vehicle	7,424	—	178	—	—	178	7,602
Other	2,535	—	2	—	—	2	2,537
Total consumer loans	214,167	1	2,430	—	—	2,430	216,598
Total loans	$1,485,074	$13,126	$21,277	$—	$—	$21,277	$1,519,477

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

March 31, 2017
(Dollars in thousands)
Commercial loans	$1,438
Residential mortgage loans	—
Consumer loans	—
Outstanding balance	$1,438

Carrying amount, net of allowance of $0	$1,438

Accretable yield, or income expected to be collected, is as follows:

March 31, 2017
(Dollars in thousands)
Balance at January 1	$—
New loans purchased	1,797
Accretion of income	30
Reclassifications from nonaccretable difference	—
Principal payments received	21
Disposals	308
Balance at March 31	$1,438

For the purchased credit impaired loans disclosed above, there was no change in the allowance for loan losses.

Purchased credit impaired loans purchased during the three months ended March 31, 2017 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

March 31, 2017
(Dollars in thousands)
Contractually required payments receivable of loans purchased during the year:
Commercial loans	$4,499
Residential mortgage loans	—
Consumer loans	—
$4,499

Cash flow expected to be collected at acquisition	$1,600
Fair value of acquired loans at acquisition	1,797

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.  The carrying amounts of such loans are as follows:

March 31, 2017
(Dollars in thousands)
Loans at beginning of year	$—
Loans purchased during the year	1,797
Loans at end of period	1,438

6.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.2 billion as of March 31, 2017 and $1.2 billion as of December 31, 2016. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

The principal balances of mortgage loans serviced for others are as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$958,111	$956,278
FNMA	206,472	208,114

Customer escrow balances with loans serviced for FHLMC and FNMA totaled $9.6 million and $14.3 million at March 31, 2017 and December 31, 2016, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$6,070	$5,686
Originations	355	509
Amortized to expense	(448)	(468)
Balance, end of period	5,977	5,727
Less valuation allowance	(3)	(474)
Net balance	$5,974	$5,253

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$—	$(39)
Impairment charges	(3)	(435)
Recoveries	—	—
Balance, end of period	$(3)	$(474)

The fair value of mortgage servicing rights as of March 31, 2017, was approximately $10.3 million and at December 31, 2016, the fair value was approximately $10.2 million.

Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2017, and December 31, 2016, were as follows:

	March 31, 2017	December 31, 2016
Weighted average prepayment rate	162 PSA	165 PSA
Weighted average life (in years)	6.72	6.64
Weighted average discount rate	9.00%	9.00%

7.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Real estate owned and other repossessed assets	$1,686	$2,789
Valuation allowance	(549)	(1,012)
End of period	$1,137	$1,777

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(Dollars in thousands)
Beginning of period	$1,012	$1,229
Additions charged to expense	(38)	1
Reductions due to sales	(425)	(106)
End of period	$549	$1,124

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(Dollars in thousands)
Net (gain) loss on sales	$90	$12
Provision for unrealized losses (gains), net	(38)	1
Operating expenses, net of rental income	62	72
Total expenses	$114	$85

8.	FAIR VALUE MEASUREMENT

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

Loans held for sale, at fair value:  The Company elected the fair value option for all conventional residential one-to four-family loans held for sale originated after January 1, 2016 and all permanent construction loans held for sale originated on or after January 1, 2015.   The fair value of conventional loans held for sale is determined using the current 15 day forward contract price for either 15 or 30 year convential mortgages (Level 2)

The fair value of the Company’s permanent construction loans held for sale is determined using the current 60 day forward contract price for 30 year conventional loans which is then adjusted by extrapolating this rate to the estimated time period remaining until construction is complete.  The fair value is also adjusted for unobservable market data such as estimated fall out rates and the estimated time from origination to completion of construction (Level 3).

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

		Fair Value Measurements at March 31, 2017 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$181,653	$—	$181,653	$—
States of the U.S. and political subdivisions	57,864	—	57,864
Mortgage-backed GSE securities: residential	96,317	—	96,317	—
Loans held for sale, at fair value	75,501	—	8,062	67,439
Purchased certificate of deposit option	824	—	824	—
Liabilities
Written certificate of deposit option	824	—	824	—

		Fair Value Measurements at December 31, 2016 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$186,033	$—	$186,033	$—
States of the U.S. and political subdivisions	57,757	—	57,757	—
Mortgage-backed GSE securities: residential	99,494	—	99,494	—
Loans held for sale, at fair value	62,593	—	8,832	53,761
Purchased certificate of deposit option	882	—	882	—
Liabilities
Written certificate of deposit option	882	—	882	—

There were no transfers between Level 1 and Level 2 during 2017 or 2016.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2017 and 2016.

	Loans Held for Sale, At Fair Value
	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$53,761	$26,716
Total gains (losses) for the period
Included in change in fair value of loans held for sale	590	669
Included in other comprehensive income		—
Originations/Draws on construction perm loans	25,300	16,687
Amortization		—
Sales	(12,212)	(17,312)
Balance of recurring Level 3 assets at end of period	$67,439	$26,760

Interest Rate Caps
For the Three Months Ended March 31,
March 31, 2016
(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$3
Total gains (losses) for the period
Included in other income	127
Included in other comprehensive income	—
Purchases	—
Amortization	(130)
Sales
Balance of recurring Level 3 assets at end of period	$—

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2017:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$67,439	Comparable sales	Time discount	0.00-1.80%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2016:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$53,761	Comparable sales	Time discount	0.00-1.80%

The fair value of loans held for sale, at fair value was determined using pricing from a quoted market, discounted for the length of time to the completion of the construction project.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2017 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Multifamily	$424	$—	$—	$424
Residential loans
One-to four-family residential	601	—	—	601
Consumer loans
Home Equity	16	—	—	16
Auto	11	—	—	11
Marine	169	—	—	169
Recreational vehicle	111	—	—	111
Mortgage servicing rights	56	—	56	—
Other real estate owned, net
Commercial loans
Construction loans	471	—	—	471
Residential loans
One-to four-family residential	132	—	—	132

		Fair Value Measurements at December 31, 2016 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
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

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $1.3 million at March 31, 2017, that includes a specific valuation allowance of $5,000. This resulted in an increase of the provision for loan losses of $227,000 during the three months ended March 31, 2017. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $8.3 million at March 31, 2016, which includes a specific valuation allowance of $1.0 million. This resulted in an increase in the provision for loan losses of $3.0 million for the three months ended March 31, 2016.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.0 million at December 31, 2016, that includes a specific valuation allowance of $1.3 million.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At March 31, 2017, mortgage servicing rights carried at fair value were $56,000, with a net valuation allowance of $3,000.  At March 31, 2016, mortgage servicing rights, carried at fair value totaled $2.7 million, resulting in a net valuation allowance of $474,000.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  Net impairment reflected in other income totaled $3,000 for the three months ended March 31, 2017.  Net impairment reflected in other income totaled $435,000 for the three months ended March 31, 2016.  The value reflects the characteristics of the underlying loans.

At March 31, 2017, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $603,000, with a valuation allowance of $549,000. This resulted in a recovery of expense of $38,000 during the three months ended March 31, 2017.  At March 31, 2016, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $1.3 million with a valuation allowance of $1.1 million. This resulted in additional expenses of $1,000 during the three months ended March 31, 2016. At December 31, 2016, other real estate owned had a net carrying amount of $1.0 million, with a valuation allowance of $1.0  million.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Multi Family	$424	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-35.00% (15.00%)
Residential loans
One-to four-family residential	601	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Home Equity	16	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Marine	169	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-37.00% (37.00%)
Other real estate owned, net
Commercial loans
Construction loans	471	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-24.80% (26.94%)
Residential loans
One-to four-family residential	132	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-21.00% (3.85%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Nonresidential	$2,257	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Secured	284	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-64.00% (16.00%)
Residential loans
One-to four-family residential	919	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Home Equity	228	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Other real estate owned:
Commercial loans
Construction loans	748	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-90.40% (27.46%)
		Cost approach	Adjustment for differences in cost	0.00%-33.33% (16.67%)
Residential loans
One-to four-family residential	281	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-27.00% (7.74%)

Auto and recreational vehicle loans were excluded from the table above as their value is considered immaterial.

The Company has elected the fair value option for newly originated residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Aggregate fair value	$75,501	$62,593
Contractual balance	75,000	62,843
Gain (loss)	501	(250)

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2017 and 2016 for loans held for sale, at fair value were:

	For the Three Months Ended
	March 31, 2017	March 31, 2016
	(Dollars in thousands)
Interest income	$—	$—
Interest expense	—	—
Change in fair value	751	803
Total change in fair value	$751	$803

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at March 31, 2017 and December 31, 2016, were as follows:

		Fair Value Measurements at March 31, 2017 Using:
	March 31,
	2017
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$49,772	$49,772	$—	$—
Available for sale securities	335,834	—	335,834	—
Held to maturity securities	94,523	—	90,095	3,202
Loans held for sale	197	—	201	—
Loans held for sale, at fair value	75,501	—	8,062	67,439
Loans, net	1,835,000	—	—	1,823,516
FHLB stock	19,324	n/a	n/a	n/a
Accrued interest receivable	7,032	—	2,021	5,011
Purchased certificate of deposit option	824	—	824	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,272,797)	(1,272,797)	—	—
Certificates of deposit	(632,408)	—	(635,917)	—
FHLB advances	(338,951)	—	(338,952)	—
Repurchase agreements and other	(6,839)	—	(6,661)	—
Advance payments by borrowers for taxes and insurance	(17,084)	(17,084)	—	—
Accrued interest payable	(304)	—	(304)	—
Written certificate of deposit option	(824)	—	(824)	—

		Fair Value Measurements at December 31, 2016 Using:
	December 31,
	2016
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$45,887	$45,887	$—	$—
Available for sale securities	343,284	—	343,284	—
Held to maturity securities	97,519	—	92,940	3,210
Loans held for sale at lower of cost or market	165	—	169	—
Loans held for sale, at fair value	62,593	—	8,832	53,761
Loans, net	1,503,577	—	—	1,494,534
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	6,900	—	2,624	4,276
Purchased certificate of deposit option	882	—	882	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,026,565)	(1,026,565)	—	—
Certificates of deposit	(488,426)	—	(491,278)	—
FHLB advances	(390,756)	—	(390,750)	—
Repurchase agreements and other	(512)	—	(513)	—
Advance payments by borrowers for taxes and insurance	(23,812)	(23,812)	—	—
Accrued interest payable	(145)	—	(145)	—
Written certificate of deposit option	(882)	—	(882)	—

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

9.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$2,425	$2,090
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	—	303
Accretion of securities held to maturity	50	53
Issuance of common stock - James & Sons acquisition	—	1,508
Issuance of common stock - Ohio Legacy Corp. acquisition	25,816	—
Net assets acquired from Ohio Legacy Corp., excluding cash and cash equivalents	36	—

10.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. No stock options were anti-dilutive for the three months ended March 31, 2017 and stock options for 71,891 shares were anti-dilutive for the three months ended March 31, 2016.

	For the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$1,538	$3,320
Net income allocated to participating securities	(11)	(22)
Net income allocated to common stock	$1,527	$3,298

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$1,479	$1,188
Undistributed earnings allocated to common stock	48	2,110
Net income allocated to common stock	$1,527	$3,298
Weighted average common shares outstanding, including shares considered participating securities	48,620	47,587
Less: Average participating securities	(331)	(315)
Weighted average shares	48,289	47,272
Basic earnings per common share	$0.03	$0.07

Diluted earnings per common share computation:
Net income allocated to common stock	$1,527	$3,298
Weighted average common shares outstanding for basic earnings per common share	48,289	47,272
Add: Dilutive effects of assumed exercises of stock options and LTIP awards	357	279
Weighted average shares and dilutive potential common shares	48,646	47,551
Diluted earnings per common share	$0.03	$0.07

11.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, disproportional tax effects and changes in unrealized gains and losses on the postretirement liability. The change includes reclassification of net gains or (losses) and impairment charges on sales of securities of $29,000 and $153,000 for the three months ended March 31, 2017and 2016, respectively.  Reclassifications also include amortization of unrealized gains on postretirement plan and accretion of unrealized loss on held to maturity securities.

Other comprehensive income (loss) components and related tax effects for the three-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
March 31, 2017	(Dollars in thousands)
Balances at beginning of period, net of tax	(3,130)	(17,110)	(800)	(21,040)
Other comprehensive income before reclassifications	984	—	—	984
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	33	33
Reclassification adjustment for gains realized in income	(19)	—	—	(19)
Net current period other comprehensive income	965	—	33	998
Balances at end of period, net of tax	$(2,165)	$(17,110)	$(767)	$(20,042)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
March 31, 2016	(Dollars in thousands)
Balances at beginning of period, net of tax	(2,492)	(17,110)	(960)	831	511	(19,220)
Other comprehensive income before reclassifications	6,528	—	—	—	—	6,528
Amortization of unrealized gains of postretirement plan recognized in other comprehensive income	—	—	—	(181)	—	(181)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	34	—	—	34
Reclassification adjustment for gains realized in income	(99)	—	—	—	—	(99)
Net current period other comprehensive income	6,429	—	34	(181)	—	6,282
Balances at end of period, net of tax	$3,937	$(17,110)	$(926)	$650	$511	$(12,938)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2017:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(29)	Net gains on securities available for sale
	10	Tax expense
Total reclassification during the period	$(19)	Net of tax, increase to net income

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

	March 31, 2017
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes***		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$265,328	14.41%	$170,277	9.25%	$184,083	10.00%
Tier 1 capital (to risk-weighted assets)	246,382	13.38%	133,460	7.25%	147,266	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	246,382	13.38%	105,848	5.75%	119,654	6.50%
Tier 1 capital (to average assets)**	246,382	10.20%	96,598	4.00%	120,748	5.00%

	December 31, 2016
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation***		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$248,861	16.47%	$130,292	8.625%	$151,063	10.00%
Tier 1 capital (to risk-weighted assets)	229,938	15.22%	100,079	6.625%	120,850	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	229,938	15.22%	77,420	5.125%	98,191	6.50%
Tier 1 capital (to average assets)**	229,938	10.65%	86,360	4.00%	107,950	5.00%
**	Tier 1 Leverage Capital Ratio
***	The capital ratios are reflective of the capital conservation buffer

Management believes that as of March 31, 2017 and December 31, 2016, Home Savings met all capital adequacy requirements to which it was subject.  As of March 31, 2017 and December 31, 2016, Home Savings met the capital requirements to be deemed well capitalized. There are no known conditions that would change this classification subsequent to March 31, 2017.

The components of Home Savings’ regulatory capital are as follows:

	March 31, 2017	December 31, 2016
Total shareholders' equity	$254,575	$216,475
Add (deduct)
Accumulated other comprehensive income	20,057	21,056
Intangible assets	(20,377)	(3)
Disallowed deferred tax assets	(7,873)	(7,590)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	246,382	229,938
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	18,946	18,923
Total risk-based capital	$265,328	$248,861

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	March 31, 2017

	Actual		Minimum Capital
	Actual		Requirements
	Actual		Per Regulation***
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$281,830	15.31%	$170,304	9.25%
Tier 1 capital (to risk-weighted assets)	262,860	14.28%	133,481	7.25%
Common equity Tier 1 capital (to risk-weighted assets)	262,860	14.28%	105,865	5.75%
Tier 1 capital (to average assets)**	262,860	10.89%	96,575	4.00%

	December 31, 2016

			Minimum Capital
			Requirements
	Actual		Per Regulation***
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$277,817	18.38%	$130,369	8.625%
Tier 1 capital (to risk-weighted assets)	258,869	17.13%	100,139	6.625%
Common equity Tier 1 capital (to risk-weighted assets)	258,869	17.13%	77,466	5.125%
Tier 1 capital (to average assets)**	258,869	11.98%	86,425	4.000%

As of March 31, 2017 and December 31, 2016, United Community’s capital exceeded the requirements to be deemed well capitalized.

The components of United Community’s consolidated regulatory capital are as follows:

	March 31, 2017	December 31, 2016
Total shareholders' equity	$277,102	$249,806
Add (deduct)
Accumulated other comprehensive income	20,042	21,040
Intangible assets	(22,877)	(1,567)
Disallowed deferred tax assets	(11,407)	(10,410)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	262,860	258,869
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	18,970	18,948
Total risk-based capital	$281,830	$277,817

13.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$6,460	$6,680
Depreciation	828	748
Other real estate owned valuation	192	354
Tax credits carryforward	1,736	1,471
Unrealized loss on securities available for sale	1,165	1,685
Unrealized loss on securities held to maturity	413	431
Interest on nonaccrual loans	980	1,039
Net operating loss carryforward	9,672	8,574
Purchase accounting adjustment	1,353	—
Accrued bonuses	574	812
Other	152	221
Deferred tax assets	23,525	22,015
Deferred tax liabilities:
Deferred loan fees	1,437	1,275
Federal Home Loan Bank stock dividends	4,645	4,585
Mortgage servicing rights	2,091	2,124
FHLB prepayment penalty	717	786
Purchase accounting adjustment	—	371
Prepaid expenses	171	139
Deferred tax liabilities	9,061	9,280
Net deferred tax asset	$14,464	$12,735

As of March 31, 2017, the net deferred tax asset was $14.5 million, and as of December 31, 2016, the net deferred tax asset was $12.7 million.

The Company’s ultimate realization of the net deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of historical and projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

United Community’s net operating loss of $27.6 million at March 31, 2017 will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $1.7 million of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

14.	BUSINESS COMBINATION

On January 31, 2017, United Community completed its acquisition of Ohio Legacy Corp. (OLCB) pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of September 8, 2016 by and among United Community, the Bank, OLCB and Premier Bank & Trust (Merger Agreement).  Pursuant to the terms of the Merger Agreement, OLCB was merged with and into United Community. Immediately following the merger, Home Savings was merged with and into Premier Bank & Trust, a subsidiary of OLCB, and changed its name to Home Savings Bank.

As a result of the merger and in accordance with the terms of the Merger Agreement, each preferred share of OLCB was deemed to have been converted into OLCB common shares. Each OLCB common share was converted into the right to receive either $18.00 in cash or 2.736 United Community common shares, subject to certain allocation procedures set forth in the Merger Agreement that ensured that 50% of OLCB’s common shares outstanding were converted into United Community common shares and 50% of OLCB’s common shares outstanding were exchanged for the cash consideration. The Company issued cash in lieu of issuing fractional shares.

After the allocation procedures were applied, the Company issued 3,033,604 United Community common shares and paid $20.4 million to OLCB shareholders as a result of the merger.  Acquisition related costs aggregating $5.0 million were included in United Community’s Consolidated Statements of Operations for the three months ended March 31, 2017.  The fair value of the common shares issued as part of the consideration paid for OLCB was determined in the basis of the closing price of United Community’s commons shares on the acquisition date.

The following table summarizes the consideration paid for OLCB.

(In thousands)
Cash	$20,379
United Community shares issued	25,816
Total fair value of consideration paid	$46,195

At the acquisition date, United Community added the following to the Company’s consolidated statements of financial position:

(In thousands)
Cash	$46,159
Loans	259,373
Available for sale securities	9,996
FHLB stock, at cost	1,256
Premises and equipment	2,940
Accrued interest	679
Other intangible assets	2,426
Other real estate owned	89
Other assets	7,988
Total assets acquired	$330,906

Deposits assumed	$266,279
Federal Home Loan Bank advances	23,500
Repurchase agreements and other borrowings	10,771
Accrued expenses and other liabilities	2,581
Total liabilities assumed	$303,131

Goodwill created	$18,420

The changes to goodwill during the three months ended March 31, 2017 are primarily due to changes in the final market value for the customer list intangible asset, as well as the related tax effect from those adjustments related to the James & Sons acquisition in January 2016.

The fair value of net assets acquired included fair value adjustments to certain receivables that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractural cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected.  As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination.  Receivables acquired that were not subject to these requirements include non-impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $2.5 million and $2.6 million, respectively, on the date of acquisition.

Upon adoption of ASU 2016-16, Business Combinations (Topic 805), adjustments to provisional amounts booked in previous years are to be adjusted through current year goodwill with the full effect of changes to depreciation, amortization, or other income recorded in current year earnings as if the change had been completed as of the acquisition date.

The following table presents proforma information as if the acquisition had occurred at the beginning of 2016.  The proforma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects.  The proforma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.  Net income includes the recognition of $4.1 million in merger releated expenses incurred by United Community and $368,000 in merger related expenses for OLCB during the threee months ended March 31, 2017.

	For the three months ended	For the three months ended
	March 31, 2017	March 31, 2016
	(In thousands, except per share data)
Net interest income	$19,735	$17,839
Net income	1,183	3,995
Basic earnings per share	$0.02	$0.08
Diluted earnings per share	$0.02	$0.08

Goodwill is recorded arising from the acquisition, which consisted largely of synergies and the cost savings resulting from combining the operations of the companies.  No goodwill is expected to be deductible for income tax purposes.

At the time of the closing, Home Savings charter changed to a state chartered commercial bank and United Community became a financial holding company.

The acquisition benefits the Company and its shareholders by enabling the Company to further expand into the markets currently served by OLCB and strengthening the competitive position of the combined organization. Furthermore, the Company believes its increased asset size after the Merger will create additional economies of scale and provide opportunities for asset and earnings growth in an extremely competitive banking environment.  Bank results of operations were included in the Company’s results beginning January 31, 2017.

The fair value of $2.2 million of intangible assets related to core deposits is subject to change pending final receipt of the final valuation.

15.	GOODWILL AND INTANGIBLE ASSETS

Goodwill:

The change in goodwill during the periods presented is as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Beginning of the year	$208	$—
Effect of adjustments	824	—
Acquired goodwill OLCB	18,240	208
Acquired goodwill Eich Brothers Insurance	188	—
Impairment	—	—
End of the year	$19,460	$208

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  If the carrying amount of a reporting unit is zero or less than zero, a qualitative analysis of whether it is more likely than not that the reporting unit goodwill is impaired will be performed.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.  The Company did not have any reporting unites with a carrying amount of zero or less than zero at March 31, 2017 or December 31, 2016.

Acquired Intangible Assets:

	March 31, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$11,184	$9,002	$8,952	$8,947
Customer list intangible	2,162	72	1,400	44
Total	$13,346	$9,074	$10,352	$8,991

Aggregate amortization expense for the three months ended March 31, 2017 and 2016 was $83,000 and $13,000, respectively.  Estimated amortization expense for the remainder of 2017 and the next five years is as follows:

Remainder of 2017	$336,000
2018	448,000
2019	448,000
2020	448,000
2021	448,000
2022	448,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	For the Three Months Ended March 31,
Selected financial ratios and other data: (1)	2017	2016
Performance ratios:
Return on average assets (2)	0.25%	0.66%
Return on average equity (3)	2.24%	5.33%
Interest rate spread (4)	3.17%	3.09%
Net interest margin (5)	3.28%	3.21%
Noninterest expense to average assets	3.32%	2.49%
Efficiency ratio (6)	83.78%	63.90%
Average interest-earning assets to average interest-bearing liabilities	124.50%	124.75%
Capital ratios:
Average equity to average assets	11.22%	12.45%
Equity to assets, end of period	10.84%	12.36%
Tier 1 leverage ratio (Bank only)	10.20%	11.53%
Common equity Tier 1 capital (Bank only)	13.38%	17.13%
Tier 1 risk-based capital ratio (Bank only)	13.38%	17.13%
Total risk-based capital ratio (Bank only)	14.41%	18.39%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	0.58%	1.48%
Nonperforming assets to average assets (8)	0.74%	1.10%
Nonperforming assets to total assets at end of period	0.71%	1.08%
Allowance for loan losses as a percent of loans	1.02%	1.23%
Allowance for loan losses as a percent of nonperforming loans (7)	179.62%	84.07%
Total classified assets as a percent of Tier 1 Capital (Bank only)	17.38%	17.35%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	13.30%	15.41%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	16.14%	16.16%
Net chargeoffs as a percent of average loans	0.37%	0.89%
Total 90+ days past due as a percent of net loans	0.42%	1.15%
Per share data:
Basic earnings per common share (9)	$0.03	$0.07
Diluted earnings per common share (9)	0.03	0.07
Book value per common share (10)	5.58	5.30
Tangible book value per common share (11)	5.10	5.27
Cash dividend per common share	0.030	0.025
Dividend payout ratio (12)	93.75%	35.71%

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

Material Changes in Financial Condition at March 31, 2017 and December 31, 2016

On January 31, 2017, United Community completed its acquisition of OLCB pursuant to the terms and conditions of the Merger Agreement.  Pursuant to the terms of the Merger Agreement, OLCB was merged with and into United Community (the merger). Immediately following the merger, Home Savings was merged with and into Premier Bank & Trust, a subsidiary of OLCB, and changed its name to Home Savings Bank.

As a result of the merger and in accordance with the terms of the Merger Agreement, each preferred share of OLCB was deemed to have been converted into OLCB common shares. Each OLCB common share was converted into the right to receive either $18.00 in cash or 2.736 United Community common shares, subject to certain allocation procedures set forth in the Merger Agreement that ensured that 50% of OLCB’s common shares outstanding were converted into United Community common shares, and 50% of OLCB’s common shares outstanding were converted into the right to receive the cash consideration. The Company paid cash in lieu of issuing fractional shares.  This transaction resulted in the addition of approximately $349 million in assets and the addition of 4 branch locations in Summit, Stark and Belmont counties.

Cash and cash equivalents increased $3.9 million during the first three months of 2017.  The addition of OLCB added cash and cash equivalents of $46.2 million to the combined company.  This cash was used to pay for the cash portion of the acquisition and to support lending activities of the combined companies.  Cash levels are expected to remain stable during the remainder of 2017.

Available for sale securities decreased $7.5 million during the first three months of 2017.  The acquisition of OLCB added $10.0 million dollars in securities to the available for sale portfolio, but the securities matured prior to the end of the quarter.  The decrease in the available for sale securities balance since December 31, 2016 was the result of maturities, paydowns and amortization of securities and a sale of $5.0 million in securities available for sale.  Partially offsetting this activity was a decrease in the unrealized loss on securities. The unrealized loss in the available for sale portfolio was $3.3 million at March 31, 2017, compared to an unrealized loss of $4.8 million at December 31, 2016.

Net loans increased $331.4 million during the first three months of 2017 primarily as a result of the acquisition of OLCB but also due to $72.0 of organic loan growth. The organic loan growth increase was substantially attributed to the commercial portfolio during the period. See Note 5 to the consolidated financial statements for additional information regarding the composition of net loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $19.0 million at March 31, 2017, down slightly from the $19.1 million reported at December 31, 2016. The allowance for loan losses as a percentage of loans was 1.02% at March 31, 2017, compared to 1.25% at December 31, 2016.  The decrease is the result of the acquired loan portfolio being recorded at fair value without an allowance for loan losses.

The allowance for loan losses as a percentage of nonperforming loans was 179.62% at March 31, 2017, compared to 153.44% at December 31, 2016.  Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. As of March 31, 2017, the Company evaluated 19 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans was $27.8 million at March 31, 2017 as compared to $31.5 million at December 31, 2016.

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

TDR loans aggregated $23.1 million at March 31, 2017 compared to $26.6 million at December 31, 2016.  Of the $23.1 million at March 31, 2017, $20.0 million were performing loans according to their modified terms.  The remaining balance of TDR loans of $3.1 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $10.6 million, or 0.58% of net loans, at March 31, 2017, compared to $12.4 million, or 0.83% of net loans, at December 31, 2016.

Loans held for sale, carried at lower of cost or market, were $197,000 at March 31, 2017, compared to $165,000 at December 31, 2016.  Loans held for sale, carried at fair value, were $75.5 million at March 31, 2017, compared to $62.6 million at December 31, 2016. OLCB had no loans held for sale at the time of acquisition.  The change was primarily attributable to the originations of permanent construction loans during the period.  These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination.  Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Real estate owned and other repossessed assets decreased $640,000 to $1.1 million during the three months ended March 31, 2017.  Real estate owned and other repossessed assets are recorded at the fair market value of the property less costs to sell. Appraisals are obtained at least annually on real estate properties that exceed $1.0 million in value. A valuation allowance may be established on any property to properly reflect the asset at fair value.

Goodwill increased $22.2 million during the first quarter of 2017 was primarily due to the acquisition of OLCB.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. Home Savings recognized $377,000 as other non-interest income based on the change in cash value of the policies in the three months ended March 31, 2017 compared to $365,000 for the three months ended March 31, 2016.

Total deposits increased $390.2 million from $1.5 billion at December 31, 2016, to $1.9 billion at March 31, 2017.  The increase in deposits is primarily the result of the $266.3 in deposits acquired in the OLCB transaction.  In addition, brokered certificates of deposit increased $55.5 million during the quarter.  All deposit types have shown increases as a result of the acquisition and non-interest bearing accounts now represent 17.5% of total deposits up from 15.7% of deposits compared to one year ago.  As of March 31, 2017, the Company had $129.7 million in public funds compared to $106.3 million in public funds at December 31, 2016.  No public funds were acquired in the acquisition.

FHLB advances decreased from $390.8 million at December 31, 2016 to $339.0 million at March 31, 2017.  The change was due to an increase in brokered certificates of deposit that were used to pay down FHLB advances.

Shareholders’ equity increased $27.3 million to $277.1 million at March 31, 2017 from $249.8 million at December 31, 2016.  The increase is primarily due to the $25.8 million of stock that was issued as part of the purchase of OLCB.  Shareholders received a cash dividend of $0.03 per share during the first quarter.

Book value per common share as of March 31, 2017 was $5.58 as compared to $5.36 per common share as of December 31, 2016.  The Company’s tangible book value per share decreased from $5.32 per share at December 31, 2016 to $5.10 at March 31, 2017.  The increase in book value was due to the issuance of shares in the OLCB acquisition while the decrease in tangible book value can be attributed to the creation of goodwill and other intangible assets. Book value per share is calculated as total shareholders’ equity divided by the number of common shares outstanding. Tangible book value per share is calculated as total shareholders’ equity less goodwill and other intangible assets divided by the number of common shares outstanding.

Material Changes in Results of Operations for the Three Months Ended

March 31, 2017 and March 31, 2016

Net Income. United Community recognized net income for the three months ended March 31, 2017, of $1.5 million, or $0.03 per diluted common share compared to net income of $3.3 million for the three months ended March 31, 2016, or $0.07 per diluted share.  Merger expenses, net of tax, of $3.3 million related to acquisition activities accounted for the decline in net income for the three month period.

Net Interest Income. Net interest income was $18.5 million in the first quarter of 2017 up from the $14.9 million recorded in the first quarter of 2016.  The growth of interest earning assets, both organically and from the acquisition of OLCB, drove this increase along with a seven basis point improvement in the yield on interest earning assets.  Net interest margin was 3.28% for the first quarter of 2017 compared to 3.21% in the first quarter of 2016.

Interest income increased by $4.0 million in the first quarter of 2017 compared to the same period in 2016, to $21.1 million from $17.0 million. The increase is primarily a result of an increase in average net loans and loans held for sale from both the acquisition and organic growth.  Average net loans increased $374.7 million in the first quarter compared to the same period in 2016. Interest income from net loans increased to $17.6 million for the quarter ended March 31, 2017 compared to $13.8 million for the same period in 2016.  Income from loans held for sale increased to $661,000 for the quarter ended March 31, 2017 compared to $332,000 for the quarter ended March 31, 2016.

Interest expense increased by $437,000 in the first quarter of 2017 to $2.6 million compared to the same period in 2016. This increase was primarily due to a $333.5 million increase in average interest-bearing liabilities from the acquisition and growth over the previous twelve months.  The cost of average interest-bearing deposits declined 8 basis points to 45 basis points for the three months ended March 31, 2017 from 53 basis points at March 31, 2016.  Offsetting this was an 18 basis point increase in the cost of average borrowed funds for the quarter ending March 31, 2017 compared to the quarter ended March 31, 2016.

	For the Three Months Ended March 31,
	2017 vs. 2016
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$(99)	$3,858	$3,759
Loans held for sale	13	316	329
Securities:
Available for sale-taxable	(56)	(277)	(333)
Available for sale-nontaxable	1	431	432
Held to maturity-taxable	(26)	(86)	(112)
Held to maturity-nontaxable	(4)	15	11
Federal Home Loan Bank stock	23	9	32
Other interest earning assets	31	34	65
Total interest earning assets	$(117)	$4,300	$4,183
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$(14)	$3	$(11)
Checking accounts	22	49	71
Certificates of deposit	(520)	469	(51)
Federal Home Loan Bank advances:
Long-term advances	55	5	60
Short-term advances	221	144	365
Repurchase agreements and other	(1)	4	3
Total interest bearing liabilities	$(237)	$674	437
Change in net interest income			$3,746

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $1.5 million in the first quarter of 2017, compared to $2.2 million in the first quarter of 2016.  Provision expense in the first quarter of 2017 was driven by organic loan growth during the period.

Noninterest Income. Non-interest income was $5.4 million in the first quarter of 2017 compared to $4.7 million in the first quarter of 2016.  Favorably affecting this change was the recognition of OLCB’s fee income for two months including $282,000 in trust fees recognized during that time frame. The Company also a had minimal negative change in the valuation adjustment of the mortgage serving asset in the first quarter of 2017, compared with a negative adjustment of $435,000 in the first quarter of 2016.

Noninterest Expense. Non-interest expense increased to $20.3 million during the first quarter of 2017 compared to $12.5 million during the first quarter of 2016.  Excluding the $5.0 million of merger related expense, non-interest expense was up $2.8 million during the quarter compared to the first quarter of 2016.  The increase is primarily due to the acquisition of OLCB.  The Company expects much of the cost savings associated with the acquisition to materialize during the second quarter of 2017.  Cost savings will include reduced salary and employee benefits due to employee termination costs.

Income Taxes. During the three months ended March 31, 2017, the Company recognized tax expense of $557,000 on pre-tax income of $2.1 million, compared to tax expense of $1.6 million on pre-tax income of $4.9 million for the three months ended March 31, 2016.  The increased merger costs negatively impacted pre-tax income therefore reducing overall tax expense for the period.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At March 31, 2017, approximately $426.3 million of Home Savings’ certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At March 31, 2017, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $551.3 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended March 31, 2017 and 2016. Average balance calculations were based on daily balances.

	For the Three Months Ended March 31,
	2017			2016
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,706,009	$17,560	4.12%	$1,331,265	$13,801	4.15%
Loans held for sale	67,860	661	3.90%	35,359	332	3.76%
Total loans, net	1,773,869	18,221	4.11%	1,366,624	14,133	4.14%
Securities:
Available for sale-taxable	287,775	1,602	2.23%	337,226	1,935	2.30%
Available for sale-nontaxable (2)	59,361	621	4.18%	18,134	189	4.17%
Held to maturity-taxable	83,655	465	2.22%	99,043	577	2.33%
Held to maturity-nontaxable (2)	12,451	94	3.02%	10,375	83	3.20%
Total securities	443,242	2,782	2.51%	464,778	2,784	2.40%
Federal Home Loan Bank stock	18,905	214	4.53%	18,068	182	4.03%
Other interest earning assets	43,059	80	0.74%	18,130	15	0.33%
Total interest earning assets	2,279,075	21,297	3.74%	1,867,600	17,114	3.67%
Non-interest earning assets	166,070			133,988
Total assets	$2,445,145			$2,001,588
Interest bearing liabilities:
Deposits:
Checking accounts	$564,903	337	0.24%	$481,350	266	0.22%
Savings accounts	301,675	30	0.04%	283,892	41	0.06%
Certificates of deposit
Customer certificates of deposit	468,686	1,073	0.92%	447,459	1,305	1.17%
Brokered certificates of deposit	99,380	181	0.73%	—	—	—%
Total certificates of deposit	568,066	1,254	0.88%	447,459	1,305	1.17%
Total interest bearing deposits	1,434,644	1,621	0.45%	1,212,701	1,612	0.53%
Federal Home Loan Bank advances
Long-term advances	47,823	349	2.92%	47,043	289	2.46%
Short-term advances	347,050	606	0.70%	236,747	241	0.41%
Total Federal Home Loan Bank advances	394,873	955	0.97%	283,790	530	0.75%
Repurchase agreements and other	1,051	8	3.04%	532	5	3.76%
Total borrowed funds	395,924	963	0.97%	284,322	535	0.75%
Total interest bearing liabilities	$1,830,568	2,584	0.56%	$1,497,023	2,147	0.57%
Non-interest bearing liabilities
Noninterest-bearing deposits	306,402			228,308
Other noninterest-bearing liabilities	33,898			27,111
Total noninterest bearing liabilities	340,300			255,419
Total liabilities	$2,170,868			$1,752,442
Shareholders’ equity	274,277			249,146
Total liabilities and equity	$2,445,145			$2,001,588
Net interest income and interest rate spread		$18,713	3.17%		$14,967	3.09%
Net interest margin			3.28%			3.21%
Average interest earning assets to average interest bearing liabilities			124.50%			124.75%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates.  As noted, for the quarter ended March 31, 2017 and the year ended December 31, 2016, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended March 31, 2017
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	10.83%	6.00%	(0.75)%	25.00%	$(8,572)	(18.00)%	(10.89)%
300	11.18%	6.00%	(0.40)%	20.00%	(6,546)	(13.00)%	(8.31)%
200	11.45%	7.00%	(0.13)%	15.00%	(4,200)	(8.00)%	(5.33)%
100	11.63%	7.00%	0.05%	10.00%	(2,169)	(3.00)%	(2.75)%
Static	11.58%	9.00%	—%	0.00%	—	—%	—%

Year Ended December 31, 2016
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.51%	6.00%	(1.19)%	30.00%	$(4,686)	(20.00)%	(7.69)%
300	12.18%	6.00%	(0.53)%	25.00%	(2,448)	(15.00)%	(5.66)%
200	12.67%	7.00%	(0.03)%	20.00%	(2,263)	(10.00)%	(3.71)%
100	12.99%	7.00%	0.29%	15.00%	(1,177)	(5.00)%	(1.93)%
Static	12.70%	9.00%	—%	0.00%	—	—%	—%

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

ITEM 4. Controls and Procedures.

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of March 31, 2017. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures as of March 31, 2017, were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act was recorded, processed, summarized and reported on a timely basis, including those controls and procedures designed to ensure that such information is accumulated and communicated to management, including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the quarter ended March 31, 2017, there were no changes in United Community’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes in United Community’s risk factors as outlined in United Community’s Annual Report on Form 10-K for the year ended December 31, 2016.  The risk factors described in the Annual Report on Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.  Moreover, the Company undertakes no obligation and disclaims any intention to publish revised information or updates to forward-looking statements contained in such risk factors or in any other statement made at any time by the Company or any of its directors, officers, employees or other representatives, unless and until any such revisions or updates are expressly required to be disclosed by securities laws or regulations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended March 31, 2017:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan(4)
January 1 through January 31, 2017(1)	2,438	$8.10	—	1,683,830
February 1 through February 28, 2017(2)	30,780	8.71	—	1,683,830
March 1 through March 31, 2017(3)	16,988	8.78	—	1,683,830
Total	50,206	$8.71	—	1,683,830

(1)

In January 2017, United Community purchased 2,438 shares at $8.10 per share from employees for the payment of employment taxes.  The purchase of these shares was not part of United Community’s share repurchase program.

(2)

In February 2017, United Community purchased 30,780 shares at $8.71 per share from employees for the payment of employment taxes.  The purchase of these shares was not part of United Community’s share repurchase program.

(3)

In March 2017, United Community purchased 16,988 shares at an average cost of $8.78 per share from employees for the payment of employment taxes.  The purchase of these shares was not part of United Community’s share repurchase program.

(4)

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
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: May 10, 2017	/s/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: May 10, 2017	/s/ Timothy W. Esson
Timothy W. Esson Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

UNITED COMMUNITY FINANCIAL CORP.

EXHIBIT INDEX

Exhibit 3.1

Incorporated by reference to Exhibit 3.1 in the Third Quarter 2016 Form 10-Q filed by United Community on August 5, 2016 with the SEC, film number 161811451.

Exhibit 3.2

Incorporated by reference to Exhibit 3.2 in the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343.