Form 10-Q
period 2017-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2017-08-09
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,738,735 common shares as of July 31, 2017.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$42,654	$27,690
Federal funds sold	9,360	18,197
Total cash and cash equivalents	52,014	45,887
Securities:
Available for sale, at fair value	287,179	343,284
Held to maturity, (fair value of $87,775 and $96,150, respectively)	88,559	97,519
Loans held for sale, at lower of cost or market	199	165
Loans held for sale, at fair value	85,954	62,593
Loans, net of allowance for loan losses of $19,660 and $19,087	1,869,095	1,503,577
Federal Home Loan Bank stock, at cost	19,324	18,068
Premises and equipment, net	22,424	20,963
Accrued interest receivable	7,420	6,900
Real estate owned and other repossessed assets, net	1,197	1,777
Goodwill	19,467	208
Customer list intangible	2,060	1,356
Core deposit intangible	2,099	5
Cash surrender value of life insurance	56,628	55,861
Other assets	39,946	33,182
Total assets	$2,553,565	$2,191,345
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$339,067	$256,918
Interest bearing
Customer deposits	1,423,327	1,181,557
Brokered deposits	131,599	76,516
Total interest bearing deposits	1,554,926	1,258,073
Total deposits	1,893,993	1,514,991
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	48,146	47,756
Short-term Federal Home Loan Bank advances	280,000	343,000
Total Federal Home Loan Bank advances	328,146	390,756
Repurchase agreements and other	8,045	512
Total borrowed funds	336,191	391,268
Advance payments by borrowers for taxes and insurance	21,989	23,812
Accrued interest payable	392	145
Accrued expenses and other liabilities	15,520	11,323
Total liabilities	2,268,085	1,941,539
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 49,715,021 and 46,581,370 shares, respectively, outstanding	177,478	174,360
Retained earnings	159,422	152,675
Accumulated other comprehensive income (loss)	(18,448)	(21,040)
Treasury stock, at cost, 4,423,889 and 7,557,540 shares, respectively	(32,972)	(56,189)
Total shareholders’ equity	285,480	249,806
Total liabilities and shareholders’ equity	$2,553,565	$2,191,345

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Interest income
Loans	$20,011	$14,184	$37,569	$27,985
Loans held for sale	872	363	1,533	695
Securities available for sale, nontaxable	418	290	836	413
Securities available for sale, taxable	1,479	1,781	3,081	3,716
Securities held to maturity, nontaxable	52	62	114	117
Securities held to maturity, taxable	454	524	919	1,101
Federal Home Loan Bank stock dividends	227	180	441	362
Other interest earning assets	40	15	120	30
Total interest income	23,553	17,399	44,613	34,419
Interest expense
Deposits	1,987	1,496	3,608	3,108
Federal Home Loan Bank advances	1,064	563	2,019	1,093
Repurchase agreements and other	8	6	16	11
Total interest expense	3,059	2,065	5,643	4,212
Net interest income	20,494	15,334	38,970	30,207
Provision for loan losses	842	395	2,317	2,550
Net interest income after provision for loan losses	19,652	14,939	36,653	27,657
Non-interest income
Insurance agency income	472	516	945	818
Brokerage income	301	396	623	696
Deposit related fees	1,411	1,362	2,701	2,688
Mortgage servicing fees	729	701	1,465	1,399
Mortgage servicing rights valuation	(2)	(292)	(5)	(727)
Mortgage servicing rights amortization	(486)	(567)	(935)	(1,035)
Other service fees	33	47	62	65
Net gains:
Securities available for sale (includes $301, $233, $330 and $386, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	301	233	330	386
Mortgage banking income	2,117	1,869	3,440	3,251
Real estate owned and other repossessed assets, net	(18)	(63)	(70)	(76)
Debit/credit card fees	1,326	1,120	2,249	2,001
Trust fees	420	—	702	—
Other income	486	458	967	972
Total non-interest income	7,090	5,780	12,474	10,438
Non-interest expense
Salaries and employee benefits (includes $0, $(278), $0 and $(556), respectively, accumulated other comprehensive income reclassifications from prior service credit on postretirement plan).	8,749	7,186	17,724	14,274
Occupancy	943	855	1,907	1,717
Equipment and data processing	2,306	1,887	4,385	3,722
Financial institutions tax	510	431	1,000	873
Advertising	265	221	389	348
Amortization of intangible assets	113	10	196	23
FDIC insurance premiums	340	287	528	613
Other insurance premiums	109	73	221	162
Legal and consulting fees	184	214	413	411
Other professional fees	420	351	940	421
Real estate owned and other repossessed asset expenses	23	77	85	149
Acquisition costs	—	—	4,962	—
Other expenses	1,214	1,268	2,716	2,611
Total non-interest expenses	15,176	12,860	35,466	25,324
Income before income taxes	11,566	7,859	13,661	12,771
Income tax expense (includes $105, $178, $115 and $329 income tax expense from reclassification items)	3,377	2,529	3,934	4,121
Net income	$8,189	$5,330	$9,727	$8,650

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Net income	$8,189	$5,330	$9,727	$8,650
Other comprehensive income
Unrealized gain on securities, available for sale, net of reclassifications and tax of $842, $2,392, $1,362 and $5,852, respectively	1,562	4,442	2,527	10,871
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $17, $20, $35 and $38, respectively	32	37	65	71
Accretion of unrecognized actuarial gains and amortization of prior service credit on postretirement plan, net of tax of $0, $(97), $0 and $(194), respectively recognized in net income	—	(181)	—	(362)
Total other comprehensive income	1,594	4,298	2,592	10,580
Comprehensive income	$9,783	$9,628	$12,319	$19,230
Earnings per share
Basic	$0.16	$0.11	$0.20	$0.18
Diluted	0.16	0.11	0.20	0.18

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2017	46,581,370	$174,360	$152,675	$(21,040)	$(56,189)	$249,806
Net income			9,727			9,727
Other comprehensive income				2,592		2,592
Stock option exercises	33,418	(176)			250	74
Stock option expense		1				1
Restricted stock grants	68,761	(511)			511	—
Restricted stock expense		456				456
Vesting of Long-term Incentive Plan	68,783	87			510	597
Purchase of Ohio Legacy Corp.	3,033,604	3,261			22,555	25,816
Cash dividend payments ($0.06 per share)			(2,980)			(2,980)
Treasury stock purchases	(70,915)				(609)	(609)
Balance June 30, 2017	49,715,021	$177,478	$159,422	$(18,448)	$(32,972)	$285,480

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2016	47,517,644	$174,304	$140,819	$(19,220)	$(51,658)	$244,245
Net income			8,650			8,650
Other comprehensive income				10,580		10,580
Stock option exercises	69,000		(397)		527	130
Stock option expense		6				6
Restricted stock grants	173,904	(1,031)	(313)		1,344	—
Restricted stock forfeitures	(1,014)	3	7		(10)	—
Restricted stock expense		462				462
Purchase of James & Sons Insurance	262,705		(541)		2,049	1,508
Cash dividend payments ($0.05 per share)			(2,381)			(2,381)
Treasury stock purchases	(1,529,712)				(9,125)	(9,125)
Balance June 30, 2016	46,492,527	$173,744	$145,844	$(8,640)	$(56,873)	$254,075

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$9,727	$8,650
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,317	2,550
Mortgage banking income	(540)	(1,602)
Changes in fair value on loans held for sale	(2,900)	(1,649)
Net losses on real estate owned and other repossessed assets sold	70	76
Net gain on available for sale securities sold	(330)	(386)
Net gain on other assets sold	—	(2)
Amortization of premiums and accretion of discounts	1,911	4,234
Depreciation and amortization	1,321	1,139
Net change in interest receivable	159	(456)
Net change in interest payable	176	46
Net change in prepaid and other assets	2,466	(75)
Net change in other liabilities	2,924	(130)
Stock based compensation	457	468
Net principal disbursed on loans originated for sale	(114,733)	(125,930)
Proceeds from sale of loans held for sale	121,673	119,974
Net change in deferred tax assets	(2,043)	3,595
Cash surrender value of life insurance	(767)	(730)
Tax benefit recognized on stock based compensation	(198)	—
Net change in interest rate caps	—	3
Net cash from operating activities	21,690	9,775
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	16,063	16,845
Proceeds from the principal repayments and maturities of securities held to maturity	8,732	6,126
Proceeds from the sale of securities available for sale	53,171	28,530
Proceeds from the sale of real estate owned and other repossessed assets	881	1,570
Proceeds from the sale of loans held for investment	2,250	1
Proceeds from the sale of premises and equipment	3	2
Purchases of premises and equipment	(1,547)	(1,024)
Principal disbursed on loans, net of repayments	(111,004)	(69,959)
Loans purchased	(27,039)	(15,693)
Purchase of securities available for sale	—	(38,843)
Purchase of securities held to maturity	—	(3,200)
Net cash paid in acquisition of Eich Brothers Insurance	(107)	—
Net cash received in acquisition of OLCB	25,779	107
Net cash from investing activities	(32,818)	(75,538)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	47,573	44,415
Net (decrease) increase in certificates of deposit	65,291	(24,412)
Net decrease in advance payments by borrowers for taxes and insurance	(2,356)	(1,575)
Net change in short-term FHLB advances	(86,500)	64,000
Net change in repurchase agreements and other borrowed funds	(3,238)	(12)
Proceeds from the exercise of stock options	74	130
Dividends paid	(2,980)	(2,381)
Purchase of treasury stock	(609)	(9,125)
Net cash from financing activities	17,255	71,040
Change in cash and cash equivalents	6,127	5,277
Cash and cash equivalents, beginning of period	45,887	35,910
Cash and cash equivalents, end of period	$52,014	$41,187

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

On January 29, 2016, United Community acquired James & Sons Insurance.  James & Sons Insurance was merged into HSB Insurance, LLC.  HSB Insurance, LLC d/b/a James & Sons Insurance is an insurance agency that offers a wide variety of insurance products for business and residential customers, which include auto, homeowners, life-health, commercial, surety bonds and aviation. On February 28, 2017, James & Sons Insurance acquired Eich Brothers Insurance. Eich Brothers Insurance is an insurance agency that offers insurance products for business and residential customers, which include auto, commercial, home owners and life-health.

On January 31, 2017, United Community completed its acquisition of Ohio Legacy Corp. (OLCB).  Immediately following the acquisition of OLCB, Home Savings was merged into Premier Bank & Trust, OLCB’s wholly-owned subsidiary state chartered bank (PB&T), and PB&T changed its name to Home Savings Bank.  As a result of the acquisition, United Community issued 3,033,604 United Community common shares and paid $20.4 million to OLCB shareholders.   Also, in connection with the acquisition, United Community became a financial holding company, and its wholly owned subsidiary is now an Ohio bank.

HSB Insurance, Inc., a wholly-owned subsidiary of the Company which was formed and began operations on June 1, 2017, is a Delaware-based captive insurance company which insures against certain risks unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. HSB Insurance, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.  HSB Insurance, Inc. is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

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

The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2016.

The consolidated financial statements include the accounts of United Community and its subsidiaries, Home Savings, HSB Insurance, LLC, HSB Capital, LLC and HSB Insurance, Inc.  All material inter-company transactions have been eliminated.  Some items in the prior year financial statements were reclassified to conform to the current presentation. These reclassifications had no effect on prior year consolidated statements of operations or shareholders’ equity.

2.	RECENT ACCOUNTING DEVELOPMENTS

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective on January 1, 2017; however, the FASB recently issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. United Community’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. We expect that ASU 2014-09 will require us to change how we recognize certain insurance commissions and fees; however, we do not expect these changes to have a significant impact on our financial statements. Additional disclosures will be required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We continue to evaluate the impact of ASU 2014-09 on other components of non-interest income.

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

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The ASU will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and expects to recognize an increase in other assets and other liabilities for the rights and obligations created by leasing of branch offices.  Management also expects minimal impact in the income statement with respect to occupancy expense related to leases.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Key provisions include the elimination of “windfall pools” and removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable.  Additionally, the simplification permits entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification of the award.  Entities are now permitted to make accounting policy elections for the impact of forfeitures on the recognition of expense for share-based payment awards.  This ASU was adopted on January 1, 2017.  The Company recognized a tax benefit of $198,000 in income tax expense during the six months ended June 30, 2017 as a result of adoption related to vesting of restricted stock awards and exercised stock options.

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

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU amends the amortization period for certain purchased callable debt securities held at a premium. It shortens the amortization period for the premium to the earliest call date. Under current U.S. GAAP, premiums on callable debt securities generally are amortized to the maturity date. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted for interim or annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting . ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.  The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation , to the modification of the terms and conditions of a share-based payment award.

The amendments in ASU 2017-09 include guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting under Topic 718.

These amendments require the entity to account for the effects of a modification unless all of the following conditions are met:

•

The fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or value using an alternative measurement method) of the original award immediately before the original award is modified. If the modification does not affect any of the inputs to the valuation technique that the entity uses to value the award, the entity is not required to estimate the value immediately before and after the modification;

•	The vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and
•	The classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified.

The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for. The amendments should be applied prospectively to an award modified on or after the adoption date.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815 ): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings.

The new ASU will require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

The provisions of the new ASU related to down rounds are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

There were no stock options granted in the six months ended June 30, 2017 and 2016. Any options granted must be exercised within 10 years from the date of grant.  Expenses related to prior stock option grants are included with salaries and employee benefits. The Company recognized $0  and $1,000 in stock option expense for the three and six months ended June 30, 2017.  The Company recognized $3,000 and $6,000 in stock option expense for the three and six months ended June 30, 2016. The Company expects to recognize additional expense of $0 for the remainder of 2017.

A summary of option activity in the plans is as follows:

	For the six months ended
	June 30, 2017
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	371,218	$2.55
Granted	—
Exercised	(33,418)	2.18
Forfeited and expired	(600)	2.10
Outstanding at end of period	337,200	2.55	$1,931
Shares subject to options exercisable at end of period	337,200	2.55	$1,931

Information related to stock options for the three months ended June 30, 2017 and 2016 follows:

	June 30, 2017	June 30, 2016
Intrinsic value of options exercised	$208,633	$283,310
Cash received from option exercises	72,818	129,940
Tax benefit realized from option exercises	73,022	—
Weighted average fair value of options granted, per share	$—	$—

As of June 30, 2017, the cost of nonvested stock options is expected to be recognized over a weighted-average period of 3 months.

Outstanding stock options at June 30, 2017 have a weighted average remaining life of 2.91 years and may be exercised in the range of $1.20 to $5.89 per share.

Restricted Stock Awards:

The 2007 Plan permitted and the 2015 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at June 30, 2017 aggregated 277,168, of which 16,553 are expected to vest during the remainder of 2017, 122,375 in 2018, 105,567 in 2019 and 32,673 in 2020. Expense related to restricted stock awards is charged to salaries and employee benefits and is recognized over the vesting period of the awards based on the fair value of the shares at the grant date. The Company recognized approximately $185,000 and $456,000 in restricted stock award expenses for the three and six months ended June 30, 2017. The Company recognized approximately $247,000 and $462,000 in restricted stock award expense for the three and six months ended June 30, 2016.  The Company expects to recognize additional expenses of approximately $365,000 in 2017, $503,000 in 2018, $210,000 in 2019 and $11,000 in 2020.  The total average per share fair value of shares vested during the six months ended June 30, 2017 was $8.63.

A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2017 is as follows:

	For the six months ended
	June 30, 2017
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	341,184	$5.50
Granted	68,761	$8.62
Vested	(132,777)	$4.91
Forfeited	—	$—
Nonvested shares at end of period	277,168	$6.56

Annual Incentive Plan

The Annual Incentive Plan (AIP) provides incentive compensation awards to certain officers of the Company. Annual incentive awards are generally based upon the actual performance of the Company and individual participant performance for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve-month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the AIP are calculated, they are paid in cash and/or restricted stock. The restricted stock vests equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $46,000 and $122,000 in expense for the restricted stock portion of the AIP for the three and six months ended June 30, 2017, respectively and $434,000 and $930,000for the cash portion of the AIP for the three and six months ended June 30, 2017, respectively.  The Company incurred $93,000 and $170,000 in expense for the restricted stock portion of the AIP for the three and six months ended June 30, 2016, respectively and $293,000 and $618,000 for the cash portion of the AIP for the three and six months ended June 30, 2016, respectively.

Long-term Incentive Plan

The Long-term Incentive Plan (LTIP) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (PSUs).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $(4,000) and $149,000 for the LTIP for the three and six months ended June 30, 2017, respectively.  The Company incurred $97,000 and $193,000 in expense for the LTIP for the three and six months ended June 30, 2016, respectively.

4.	BUSINESS COMBINATION

On January 31, 2017, United Community completed its acquisition of OLCB pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of September 8, 2016 by and among United Community, the Bank, OLCB and Premier Bank & Trust (Merger Agreement).  Pursuant to the terms of the Merger Agreement, OLCB was merged with and into United Community. Immediately following the merger, Home Savings was merged with and into Premier Bank & Trust, a subsidiary of OLCB, and changed its name to Home Savings Bank.

As a result of the acquisiton and in accordance with the terms of the Merger Agreement, each preferred share of OLCB was deemed to have been converted into OLCB common shares. Each OLCB common share was converted into the right to receive either $18.00 in cash or 2.736 United Community common shares, subject to certain allocation procedures set forth in the Merger Agreement that ensured that 50% of OLCB’s common shares outstanding were converted into United Community common shares and 50% of OLCB’s common shares outstanding were exchanged for the cash consideration. The Company issued cash in lieu of issuing fractional shares.

After the allocation procedures were applied, the Company issued 3,033,604 United Community common shares and paid $20.4 million to OLCB shareholders as a result of the acquisition.  Acquisition related costs aggregating $5.0 million were included in United Community’s Consolidated Statements of Operations for the six months ended June 30, 2017.  The fair value of the common shares issued as part of the consideration paid for OLCB was determined in the basis of the closing price of United Community’s commons shares on the acquisition date.

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

The fair value of net assets acquired included fair value adjustments to certain receivables that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected.  As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination.  Receivables acquired that were not subject to these requirements include impaired loans and customer receivables with a fair value and gross contractual amounts receivable of $2.5 million and $2.6 million, respectively, on the date of acquisition.

Upon adoption of ASU 2016-16, Business Combinations (Topic 805), adjustments to provisional amounts booked in previous years are to be adjusted through current year goodwill with the full effect of changes to depreciation, amortization, or other income recorded in current year earnings as if the change had been completed as of the acquisition date.

The following table presents proforma information as if the OLCB acquisition had occurred at the beginning of 2016.  The proforma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects.  The proforma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.  Net income includes the recognition of $4.1 million in acquisiton related expenses incurred by United Community and $368,000 in acquisiton related expenses for OLCB during the six months ended June 30, 2017.

	For the Six Months Ended June 30,
	2017	2016
	(In thousands, except per share data)
Net interest income	$39,992	$36,251
Net income	9,371	10,270
Basic earnings per share	$0.19	$0.20
Diluted earnings per share	$0.19	$0.20

Goodwill is recorded arising from the acquisition, which consisted largely of synergies and the cost savings resulting from combining the operations of the companies.  No goodwill is expected to be deductible for income tax purposes.

At the time of the closing, Home Savings charter changed to a state chartered commercial bank and United Community became a financial holding company.

The acquisition benefits the Company and its shareholders by enabling the Company to further expand into the markets currently served by OLCB and strengthening the competitive position of the combined organization. Furthermore, the Company believes its increased asset size after the acquisition will create additional economies of scale and provide opportunities for asset and earnings growth in an extremely competitive banking environment.  OLCB results of operations were included in the Company’s results beginning January 31, 2017.

The fair value of $2.2 million of intangible assets related to core deposits is subject to change pending final receipt of the final valuation.

On February 28, 2017, HSB Insurance, LLC completed the purchase of an insurance agency engaged in the business of selling insurance including auto, commercial, homeowners and life-health insurance.  Under the purchase agreement, the Company paid $535,000.  $107,000 was paid in cash at closing and the remaining $428,000 will be paid in four equal installments in connection with this acquisition.  Total assets purchased were $535,000, which is the customer list intangible.

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	June 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$134,820	$273	$(490)	$134,603
States of the U.S. and political subdivisions	59,112	387	(675)	58,824
Mortgage-backed GSE securities: residential	94,173	91	(512)	93,752
Total	$288,105	$751	$(1,677)	$287,179

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$188,082	$172	$(2,221)	$186,033
States of the U.S. and political subdivisions	59,415	3	(1,661)	57,757
Mortgage-backed GSE securities: residential	100,602	50	(1,158)	99,494
Total	$348,099	$225	$(5,040)	$343,284

Components of held to maturity securities portfolio are as follows:

	June 30, 2017
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$79,318	$—	$(892)	$78,426
States of the U.S. and political subdivisions	9,241	109	(1)	9,349
Total	$88,559	$109	$(893)	$87,775

	December 31, 2016
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$85,065	$—	$(1,300)	$83,765
States of the U.S. and political subdivisions	12,454	17	(86)	12,385
Total	$97,519	$17	$(1,386)	$96,150

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	June 30, 2017
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	4,594	4,579
Due after five years through ten years	130,641	130,447
Due after ten years	58,697	58,401
Mortgage-backed GSE securities: residential	94,173	93,752
Total	$288,105	$287,179

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	June 30, 2017
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	7,290	7,375
Due after ten years	1,951	1,974
Mortgage-backed GSE securities: residential	79,318	78,426
Total	$88,559	$87,775

Securities pledged for public funds were approximately $136.8 million at June 30, 2017 and approximately $146.5 million at December 31, 2016.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at June 30, 2017 are as follows:

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$74,259	$(490)	$—	$—	$74,259	$(490)
States of the U.S. and political subdivisions	37,694	(675)	—	—	37,694	(675)
Mortgage-backed GSE securities: residential	71,176	(512)	—	—	71,176	(512)
Total temporarily impaired securities	$183,129	$(1,677)	$—	$—	$183,129	$(1,677)

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

All of the U.S. treasury and government sponsored entities and mortgage-backed securities available for sale that were temporarily impaired at June 30, 2017 and December 31, 2016, were impaired due to the level of interest rates at the time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income during the six months ended June 30, 2017 or 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

All of the obligations of U.S. states and political subdivisions held for sale that were temporarily impaired at June 30, 2017 and December 31, 2016, were impaired due to the level of interest rates at the time of purchase compared to current interest rates.  Unrealized losses on these securities have not been recognized into income for the six months ended June 30, 2017 or 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell and has no intent to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Securities held to maturity that have been in an unrecognized loss position for less than twelve months or twelve months or more are as follows:

	June 30, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$53,519	$(934)	$24,907	$(1,089)	$78,426	$(2,023)
States of the U.S. and political subdivisions	962	(1)	—	—	962	(1)
Total temporarily impaired securities	$54,481	$(935)	$24,907	$(1,089)	$79,388	$(2,024)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$57,340	$(1,243)	$26,426	$(1,287)	$83,766	$(2,530)
States of the U.S. and political subdivisions	7,416	(86)			7,416	(86)
Total temporarily impaired securities	$64,756	$(1,329)	$26,426	$(1,287)	$91,182	$(2,616)

During the third quarter of 2015, Home Savings transferred securities with a total amortized cost of $105.3 million with a corresponding fair value of $103.8 million from available for sale to held to maturity.  The net unrealizable loss, net of taxes, on these securities at the date of transfer was $999,000.  The fair value at the date of transfer becomes the securities’ new cost basis.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized  over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will directly offset the effect on interest income from the accretion of the reduced amortized cost for the transferred securities.  Because of this transfer, the total losses less than 12 months and greater than 12 months reported in the table above will not agree to the unrealized losses reported in the inventory of held to maturity securities.  The inventory table reports unrealized gains and losses based upon the transferred securities adjusted cost basis and current fair value.  The reporting of losses less than 12 months and greater than 12 months represents that actual period of time that these securities have been in an unrealized loss position and the securities amortized cost basis as if the transfer did not occur.

All of the mortgage-backed securities held to maturity that were temporarily impaired at June 30, 2017 and December 31, 2016, were impaired due to the level of interest rates at the time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income for the six months ended June 30, 2017 or 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

All of the obligations of U.S. states and political subdivisions held to maturity that were temporarily impaired at June 30, 2017 and December 31, 2016, were impaired due to the level of interest rates at the time of purchase compared to current interest rates.  Unrealized losses on these securities have not been recognized into income for the six months ended June 30, 2017 or because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell and has no intent to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Proceeds from the sale of available for sale securities were $48.1 million and $10.4 million, for the three months ended June 30, 2017 and 2016, respectively.  Gross gains of $345,000 and $233,000 were realized on these sales during the three months ended June 30, 2017 and 2016, respectively.  Gross losses of $44,000 and $0 were realized on these sales during the three months ended June 30, 2017 and 2016, respectively.  Income tax expense related to net realized gains and losses was $105,000 and $81,000 for the three months ended June 30, 2017 and 2016, respectively.

Proceeds from the sale of available for sale securities were $53.2 million and $28.5 million, for the six months ended June 30, 2017 and 2016, respectively.  Gross gains of $374,000 and $386,000 were realized on these sales during the six months ended June 30 2017 and 2016, respectively.  Gross losses of $44,000 and $0 were realized on these sales during the six months ended June 30, 2017 and 2016, respectively.  Income tax expense related to net realized gains and losses was $115,000 and $135,000 for the six months ended June 30, 2017 and 2016, respectively.

6.	LOANS

Portfolio loans consist of the following:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Commercial loans
Multifamily	$121,565	$93,597
Nonresidential	342,300	231,401
Land	10,867	8,373
Construction	96,765	68,158
Secured	162,109	95,343
Unsecured	8,649	7,386
Total commercial loans	742,255	504,258
Residential mortgage loans
One-to four-family	834,349	762,926
Construction	56,946	35,695
Total residential mortgage loans	891,295	798,621
Consumer loans
Home equity	187,762	165,054
Auto	50,389	39,609
Marine	1,601	1,796
Recreational vehicle	6,401	7,602
Other	4,998	2,537
Total consumer loans	251,151	216,598
Total loans	1,884,701	1,519,477
Less:
Allowance for loan losses	19,660	19,087
Deferred loan costs, net	(4,054)	(3,187)
Total	15,606	15,900
Loans, net	$1,869,095	$1,503,577

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of June 30, 2017 and December 31, 2016 and activity for the three and six months ended June 30, 2017 and 2016.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended June 30, 2017
Beginning balance	$10,182	$5,912	$2,876	$18,970
Provision	503	295	44	842
Charge-offs	(12)	(273)	(150)	(435)
Recoveries	148	34	101	283
Ending balance	$10,821	$5,968	$2,871	$19,660
For the six months ended June 30, 2017
Beginning balance	$10,824	$5,538	$2,725	$19,087
Provision (recovery)	1,025	865	427	2,317
Charge-offs	(1,323)	(503)	(479)	(2,305)
Recoveries	295	68	198	561
Ending balance	$10,821	$5,968	$2,871	$19,660
June 30, 2017
Period-end amount allocated to:
Loans individually evaluated for impairment	$5	$1,171	$440	1,616
Loans collectively evaluated for impairment	10,816	4,797	2,431	18,044
Loans acquired with deteriorated credit quality	—	—	—	—
Ending balance	$10,821	$5,968	$2,871	$19,660
Period-end balances:
Loans individually evaluated for impairment	2,532	16,190	7,588	26,310
Loans collectively evaluated for impairment	738,502	875,105	243,563	1,857,170
Loans acquired with deteriorated credit quality	1,221	—	—	1,221
Ending balance	$742,255	$891,295	$251,151	$1,884,701

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
For the three months ended June 30, 2016
Beginning balance	$8,521	$5,736	$2,646	$16,903
Provision (recovery)	489	(33)	(61)	395
Charge-offs	(147)	(84)	(276)	(507)
Recoveries	95	25	261	381
Ending balance	$8,958	$5,644	$2,570	$17,172
For the six months ended June 30, 2016
Beginning balance	$8,077	$6,630	$3,005	$17,712
Provision (recovery)	3,213	(627)	(36)	2,550
Charge-offs	(2,493)	(446)	(755)	(3,694)
Recoveries	161	87	356	604
Ending balance	$8,958	$5,644	$2,570	$17,172
December 31, 2016
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,271	$1,245	$500	$3,016
Loans collectively evaluated for impairment	9,553	4,293	2,225	16,071
Ending balance	$10,824	$5,538	$2,725	$19,087
Period-end balances:
Loans individually evaluated for impairment	$6,018	$17,485	$8,045	$31,548
Loans collectively evaluated for impairment	498,240	781,136	208,553	1,487,929
Ending balance	$504,258	$798,621	$216,598	$1,519,477

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  As of June 30, 2017, the Company evaluated 20 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

The following table presents loans individually evaluated for impairment by class of loans as of and for six months ended June 30, 2017:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$470	$413	$—	$277	$3	$3
Nonresidential	2,030	1,464	—	1,040	50	49
Land	3,922	9	—	17	—	—
Construction	3,593	—	—	—	—	—
Secured	242	190	—	190	—	—
Unsecured	500	—	—	—	—	—
Total commercial loans	10,757	2,076	—	1,524	53	52
Residential mortgage loans
One-to four-family	7,704	5,762	—	6,095	50	41
Construction	—	—	—	—	—	—
Total residential mortgage loans	7,704	5,762	—	6,095	50	41
Consumer loans
Home equity	1,965	1,535	—	1,577	8	7
Auto	34	18	—	11	—	—
Marine	540	169	—	210	—	—
Recreational vehicle	560	152	—	164	5	5
Other	—	—	—	—	—	—
Total consumer loans	3,099	1,874	—	1,962	13	12
Total	$21,560	$9,712	$—	$9,581	$116	$105
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	501	456	5	2,164	12	11
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	—	—	—	57	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	501	456	5	2,221	12	11
Residential mortgage loans
One-to four-family	10,526	10,428	1,171	10,764	273	229
Construction	—	—	—	—	—	—
Total residential mortgage loans	10,526	10,428	1,171	10,764	273	229
Consumer loans
Home equity	4,973	4,919	377	5,212	151	134
Auto	—	—	—	—	—	—
Marine	104	104	1	106	3	3
Recreational vehicle	702	691	62	681	14	13
Other	—	—	—	—	—	—
Total consumer loans	5,779	5,714	440	5,999	168	150
Total	16,806	16,598	1,616	18,984	453	390
Total impaired loans	$38,366	$26,310	$1,616	$28,565	$569	$495

The following table presents loans individually evaluated for impairment by class of loans as of and for six months ended June 30, 2016:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$95	$—	$—	$—	$—	$—
Nonresidential	1,382	326	—	281	3	3
Land	3,922	384	—	384	—	—
Construction	3,594	—	—	—	—	—
Secured	3,745	3,700	—	3,700	—	—
Unsecured	1,118	—	—	—	—	—
Total commercial loans	13,856	4,410	—	4,365	3	3
Residential mortgage loans
One-to four-family	8,102	6,522	—	6,156	52	42
Construction	—	—	—	—	—	—
Total residential mortgage loans	8,102	6,522	—	6,156	52	42
Consumer loans
Home equity	1,858	1,339	—	1,463	4	4
Auto	16	9	—	11	—	—
Marine	544	302	—	292	—	—
Recreational vehicle	518	273	—	213	2	2
Other	4	4	—	3	—	—
Total consumer loans	2,940	1,927	—	1,982	6	6
Total	$24,898	$12,859	$—	$12,503	$61	$51
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	10,854	8,571	922	7,493	124	122
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	1,027	933	93	739	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	11,881	9,504	1,015	8,232	124	122
Residential mortgage loans
One-to four-family	12,033	12,033	1,333	12,742	297	251
Construction	—	—	—	—	—	—
Total residential mortgage loans	12,033	12,033	1,333	12,742	297	251
Consumer loans
Home equity	6,279	6,279	447	6,791	188	167
Auto	—	—	—	—	—	—
Marine	156	156	4	159	4	4
Recreational vehicle	793	793	85	868	15	14
Other	—	—	—	3	—	—
Total consumer loans	7,228	7,228	536	7,821	207	185
Total	31,142	28,765	2,884	28,795	628	558
Total impaired loans	$56,040	$41,624	$2,884	$41,298	$689	$609

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$55	$—	$—
Nonresidential	2,278	1,489	—
Land	3,922	34	—
Construction	3,594	—	—
Secured	242	190	—
Unsecured	713	—	—
Total commercial loans	10,804	1,713	—
Residential mortgage loans
One-to four-family	8,736	6,758	—
Construction	—	—	—
Total residential mortgage loans	8,736	6,758	—
Consumer loans
Home equity	2,159	1,583	—
Auto	11	3	—
Marine	585	267	—
Recreational vehicle	433	120	—
Other	—	—	—
Total consumer loans	3,188	1,973	—
Total	$22,728	$10,444	$—
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	6,930	4,133	1,193
Land	—	—	—
Construction	—	—	—
Secured	237	172	78
Unsecured	—	—	—
Total commercial loans	7,167	4,305	1,271
Residential mortgage loans
One-to four-family	10,810	10,727	1,245
Construction	—	—	—
Total residential mortgage loans	10,810	10,727	1,245
Consumer loans
Home equity	5,390	5,335	426
Auto	—	—	—
Marine	108	108	1
Recreational vehicle	639	629	73
Other	—	—	—
Total consumer loans	6,137	6,072	500
Total	24,114	21,104	3,016
Total impaired loans	$46,842	$31,548	$3,016

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any charge-offs or partial charge-offs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2017:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$416	$—	$—
Nonresidential	815	25	25
Land	9	—	—
Construction	—	—	—
Secured	190	—	—
Unsecured	—	—	—
Total commercial loans	1,430	25	25
Residential mortgage loans
One-to four-family	5,763	20	20
Construction	—	—	—
Total residential mortgage loans	5,763	20	20
Consumer loans
Home equity	1,574	3	3
Auto	16	—	—
Marine	182	—	—
Recreational vehicle	186	2	2
Other		—	—
Total consumer loans	1,958	5	5
Total	$9,151	$50	$50
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	1,179	5	5
Land	—	—	—
Construction	—	—	—
Secured		—	—
Unsecured	—	—	—
Total commercial loans	1,179	5	5
Residential mortgage loans
One-to four-family	10,783	114	111
Construction	—	—	—
Total residential mortgage loans	10,783	114	111
Consumer loans
Home equity	5,151	66	66
Auto	—	—	—
Marine	105	1	1
Recreational vehicle	708	7	6
Other	—	—	—
Total consumer loans	5,964	74	73
Total	17,926	193	189
Total impaired loans	$27,077	$243	$239

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2016:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	269	1	1
Land	384	—
Construction	—	—	—
Secured	3,700	—	—
Unsecured	—	—	—
Total commercial loans	4,353	1	1
Residential mortgage loans
One-to four-family	6,302	17	17
Construction	—	—	—
Total residential mortgage loans	6,302	17	17
Consumer loans
Home equity	1,336	1	1
Auto	9	—	—
Marine	303	—	—
Recreational vehicle	281	1	1
Other	4	—	—
Total consumer loans	1,933	2	2
Total	$12,588	$20	$20
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	8,748	15	15
Land	—	—	—
Construction	—	—	—
Secured	947	—	—
Unsecured	—	—	—
Total commercial loans	9,695	15	15
Residential mortgage loans
One-to four-family	12,372	124	122
Construction	—	—	—
Total residential mortgage loans	12,372	124	122
Consumer loans
Home equity	6,568	84	82
Auto	—	—	—
Marine	158	2	2
Recreational vehicle	741	8	8
Other	—	—	—
Total consumer loans	7,467	94	92
Total	29,534	233	229
Total impaired loans	$42,122	$253	$249

Home Savings reclassifies a collateralized mortgage loan and a consumer loan secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at June 30, 2017 and December 31, 2016, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	June 30, 2017		December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$3,188	$2,816	$3,025	$2,576
Consumer loans in process of foreclosure	931	751	1,069	795

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of June 30, 2017:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of June 30, 2017

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$413	$—
Nonresidential	1,331	—
Land	9	—
Construction	—	—
Secured	190	—
Unsecured	—	—
Total commercial loans	1,943	—
Residential mortgage loans
One-to four-family	6,701	—
Construction	—	—
Total residential mortgage loans	6,701	—
Consumer Loans
Home equity	1,707	—
Auto	94	—
Marine	169	—
Recreational vehicle	166	—
Other	1	2
Total consumer loans	2,137	2
Total nonaccrual loans and loans past due over 90 days and still accruing	$10,781	$2

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of December 31, 2016:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2016

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	3,546	—
Land	34	—
Construction	—	—
Secured	361	—
Unsecured	—	—
Total commercial loans	3,941	—
Residential mortgage loans
One-to four-family	6,084	—
Construction	—	—
Total residential mortgage loans	6,084	—
Consumer Loans
Home equity	1,936	—
Auto	31	—
Marine	267	—
Recreational vehicle	178	—
Other	2	—
Total consumer loans	2,414	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$12,439	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of June 30, 2017:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$187	$—	$187	$121,378	$121,565
Nonresidential	199	—	153	352	341,948	342,300
Land	—	—	9	9	10,858	10,867
Construction	—	—	—	—	96,765	96,765
Secured	135	22	189	346	161,763	162,109
Unsecured	—	—	—	—	8,649	8,649
Total commercial loans	334	209	351	894	741,361	742,255
Residential mortgage loans
One-to four-family	2,643	1,584	5,646	9,873	824,476	834,349
Construction	—	—	—	—	56,946	56,946
Total residential mortgage loans	2,643	1,584	5,646	9,873	881,422	891,295
Consumer Loans:
Home equity	1,141	113	1,429	2,683	185,079	187,762
Automobile	123	119	17	259	50,130	50,389
Marine	—	—	169	169	1,432	1,601
Recreational vehicle	199	149	95	443	5,958	6,401
Other	2	4	3	9	4,989	4,998
Total consumer loans	1,465	385	1,713	3,563	247,588	251,151
Total loans	$4,442	$2,178	$7,710	$14,330	$1,870,371	$1,884,701

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2016:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$93,597	$93,597
Nonresidential	3,511	—	61	3,572	227,829	231,401
Land	—	—	34	34	8,339	8,373
Construction	—	—	—	—	68,158	68,158
Secured	—	—	361	361	94,982	95,343
Unsecured	—	—	—	—	7,386	7,386
Total commercial loans	3,511	—	456	3,967	500,291	504,258
Residential mortgage loans
One-to four-family	3,774	1,717	5,461	10,952	751,974	762,926
Construction	—	—	—	—	35,695	35,695
Total residential mortgage loans	3,774	1,717	5,461	10,952	787,669	798,621
Consumer Loans:
Home equity	941	458	1,669	3,068	161,986	165,054
Automobile	130	—	3	133	39,476	39,609
Marine	—	—	267	267	1,529	1,796
Recreational vehicle	131	347	—	478	7,124	7,602
Other	1	3	2	6	2,531	2,537
Total consumer loans	1,203	808	1,941	3,952	212,646	216,598
Total loans	$8,488	$2,525	$7,858	$18,871	$1,500,606	$1,519,477

As of June 30, 2017 and December 31, 2016, the Company has a recorded investment in troubled debt restructurings of $22.2 million and $26.6 million, respectively.  The Company allocated $1.6 million of specific allowance for those loans at June 30, 2017 and $3.0 million at December 31, 2016.  The Company has committed to lend additional amounts totaling up to $35,000 and $31,000 at June 30, 2017 and December 31, 2016, respectively.

There were no loans modified as troubled debt restructurings that occurred during the three months ended June 30, 2017.

The troubled debt restructurings described above had no effect on the allowance for loan losses and resulted in no charge-offs during the three months ended June 30, 2017.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2017:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One-to four-family	1	75	84
Construction	—	—	—
Total residential mortgage loans	1	75	84
Consumer loans
Home equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	1	115	115
Other	—	—	—
Total consumer loans	1	115	115
Total restructured loans	2	$190	$199

The troubled debt restructurings described above increased the allowance for loan losses by $6,000 and resulted in no charge-offs during the six months ended June 30, 2017.

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

The troubled debt restructurings described above increased the allowance for loan losses by $6,000, and resulted in no charge-offs during the three months ended June 30, 2016.

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

The troubled debt restructurings described above increased the allowance for loan losses by $11,000 and resulted in no charge-offs during the six months ended June 30, 2017.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the period ended June 30, 2017.

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	1	164
Construction	—	—
Total residential mortgage loans	1	164
Consumer loans
Home equity	1	47
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	1	47
Total restructured loans	2	$211

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three and six months ended June 30, 2017, and had no effect on the provision for loan losses.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended June 30, 2016:

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	—	—
Construction	—	—
Total residential mortgage loans	—	—
Consumer loans
Home equity	—	—
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	—	—
Total restructured loans	—	$—

The troubled debt restructurings that subsequently defaulted described above resulted in no of charge-offs during the three and six months ended June 30, 2016, and had no effect on the provision for loan losses.

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

As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

June 30, 2017

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$117,375	$3,482	$708	$—	$—	$708	$121,565
Nonresidential	333,010	3,208	6,082	—	—	6,082	342,300
Land	10,858	—	9	—	—	9	10,867
Construction	96,362	403	—	—	—	—	96,765
Secured	134,433	10,839	16,837	—	—	16,837	162,109
Unsecured	8,555	—	94	—	—	94	8,649
Total commercial loans	700,593	17,932	23,730	—	—	23,730	742,255
Residential mortgage loans
One-to four-family	825,270	779	8,300	—	—	8,300	834,349
Construction	56,946	—	—	—	—	—	56,946
Total residential mortgage loans	882,216	779	8,300	—	—	8,300	891,295
Consumer Loans
Home equity	186,055	—	1,707	—	—	1,707	187,762
Auto	50,258	—	131	—	—	131	50,389
Marine	1,432	—	169	—	—	169	1,601
Recreational vehicle	6,234	—	167	—	—	167	6,401
Other	4,997	—	1	—	—	1	4,998
Total consumer loans	248,976	—	2,175	—	—	2,175	251,151
Total loans	$1,831,785	$18,711	$34,205	$—	$—	$34,205	$1,884,701

Loans

December 31, 2016

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$89,468	$3,564	$565	$—	$—	$565	$93,597
Nonresidential	217,204	6,037	8,160	—	—	8,160	231,401
Land	8,339	—	34	—	—	34	8,373
Construction	68,158	—	—	—	—	—	68,158
Secured	89,756	3,420	2,167	—	—	2,167	95,343
Unsecured	7,291	—	95	—	—	95	7,386
Total commercial loans	480,216	13,021	11,021	—	—	11,021	504,258
Residential mortgage loans
One-to four-family	754,996	104	7,826	—	—	7,826	762,926
Construction	35,695	—	—	—	—	—	35,695
Total residential mortgage loans	790,691	104	7,826	—	—	7,826	798,621
Consumer Loans
Home equity	163,101	—	1,953	—	—	1,953	165,054
Auto	39,577	1	31	—	—	31	39,609
Marine	1,530	—	266	—	—	266	1,796
Recreational vehicle	7,424	—	178	—	—	178	7,602
Other	2,535	—	2	—	—	2	2,537
Total consumer loans	214,167	1	2,430	—	—	2,430	216,598
Total loans	$1,485,074	$13,126	$21,277	$—	$—	$21,277	$1,519,477

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

June 30, 2017
(Dollars in thousands)
Commercial loans	$1,221
Residential mortgage loans	—
Consumer loans	—
Outstanding balance	$1,221

Carrying amount, net of allowance of $0	$1,221

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
		(Dollars in thousands)
Beginning of period	$128	$—
New loans purchased	—	158
Accretion of income	12	42
Balance at June 30	$116	$116

For the purchased credit impaired loans disclosed above, there was no change in the allowance for loan losses for the three and six months ended June 30, 2017.

Purchased credit impaired loans purchased during the six months ended June 30, 2017 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

June 30, 2017
(Dollars in thousands)
Contractually required payments receivable of loans purchased during the year:
Commercial loans	$4,499
Residential mortgage loans	—
Consumer loans	—
$4,499

Cash flow expected to be collected at acquisition	$1,955
Fair value of acquired loans at acquisition	1,797

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.  The carrying amounts of such loans are as follows:

June 30, 2017
(Dollars in thousands)
Loans at beginning of year	$—
Loans purchased during the year	1,797
Loans at end of period	1,221

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.2 billion as of June 30, 2017 and $1.2 billion as of December 31, 2016. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

The principal balances of mortgage loans serviced for others are as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$963,748	$956,278
FNMA	213,848	208,114
Private investor	27,917	—

During the second quarter of 2017, the Company sold $27.9 million of adjustable rate 1-4 family mortgages to a private investor in a bulk mortgage loan sale.  The Company recognized 45 basis points of mortgage service release premium as part of the gain recognized on this sale.   Customer escrow balances with loans serviced for FHLMC, FNMA and the private investor totaled $12.1 million and $14.3 million at June 30, 2017 and December 31, 2016, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$5,977	$5,727	$6,070	$5,686
Originations	670	653	1,026	1,162
Amortized to expense	(486)	(567)	(935)	(1,035)
Balance, end of period	6,161	5,813	6,161	5,813
Less valuation allowance	(5)	(766)	(5)	(766)
Net balance	$6,156	$5,047	$6,156	$5,047

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$(3)	$(474)	$—	$(39)
Impairment charges	(2)	(292)	(5)	(727)
Recoveries	—	—	—	—
Balance, end of period	$(5)	$(766)	$(5)	$(766)

The fair value of mortgage servicing rights as of June 30, 2017, was approximately $10.3 million and at December 31, 2016, the fair value was approximately $10.2 million.

Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2017, and December 31, 2016, were as follows:

	June 30, 2017	December 31, 2016
Weighted average prepayment rate	178 PSA	165 PSA
Weighted average life (in years)	6.38	6.64
Weighted average discount rate	9.06%	9.00%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Real estate owned and other repossessed assets	$1,586	$2,789
Valuation allowance	(389)	(1,012)
End of period	$1,197	$1,777

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Beginning of period	$549	$1,124	$1,012	$1,229
Recovery of expense	—	(27)	(38)	(26)
Reductions due to sales	(160)	(96)	(585)	(202)
End of period	$389	$1,001	$389	$1,001

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Net loss on sales	$18	$90	$108	$102
Provision for unrealized (gains) losses , net	—	(27)	(38)	(26)
Operating expenses, net of rental income	23	77	85	149
Total expenses	$41	$140	$155	$225

9.	FAIR VALUE MEASUREMENT

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

Loans held for sale, at fair value:  The Company elected the fair value option for all conventional residential one-to four-family loans held for sale originated after January 1, 2016 and all permanent construction loans held for sale originated on or after January 1, 2015.   The fair value of conventional loans held for sale is determined using the current 15 day forward contract price for either 15 or 30 year conventional mortgages (Level 2)

The fair value of the Company’s permanent construction loans held for sale is determined using the current 60 day forward contract price for 30 year conventional loans which is then adjusted by extrapolating this rate to the estimated time period remaining until construction is complete.  The fair value is also adjusted for unobservable market data such as estimated fall out rates and the estimated time from origination to completion of construction (Level 3).

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

		Fair Value Measurements at June 30, 2017 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$134,603	$—	$134,603	$—
States of the U.S. and political subdivisions	58,824	—	58,824
Mortgage-backed GSE securities: residential	93,752	—	93,752	—
Loans held for sale, at fair value	85,954	—	15,959	69,995
Purchased certificate of deposit option	746	—	746	—
Liabilities
Written certificate of deposit option	746	—	746	—

		Fair Value Measurements at December 31, 2016 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$186,033	$—	$186,033	$—
States of the U.S. and political subdivisions	57,757	—	57,757	—
Mortgage-backed GSE securities: residential	99,494	—	99,494	—
Loans held for sale, at fair value	62,593	—	8,832	53,761
Purchased certificate of deposit option	882	—	882	—
Liabilities
Written certificate of deposit option	882	—	882	—

There were no transfers between Level 1 and Level 2 during 2017 or 2016.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 and 2016.

	Loans Held for Sale, At Fair Value		Loans Held for Sale, At Fair Value
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$67,439	$26,760	$53,761	$26,716
Total gains (losses) for the period
Included in change in fair value of loans held for sale	1,822	622	2,412	1,291
Included in other comprehensive income		—		—
Originations/Draws on construction perm loans	25,945	19,132	51,245	35,819
Amortization		—		—
Sales	(25,211)	(12,909)	(37,423)	(30,221)
Balance of recurring Level 3 assets at end of period	$69,995	$33,605	$69,995	$33,605

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2017:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$69,995	Comparable sales	Time discount	0.00-1.80%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2016:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$53,761	Comparable sales	Time discount	0.00-1.80%

The fair value of loans held for sale, at fair value was determined using pricing from a quoted market, discounted for the length of time to the completion of the construction project.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2017 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Multifamily	$418	$—	$—	$418
Residential loans
One-to four-family residential	756	—	—	756
Consumer loans
Home Equity	28	—	—	28
Auto	17	—	—	17
Marine	169	—	—	169
Recreational vehicle	55	—	—	55
Mortgage servicing rights	82	—	82	—
Other real estate owned, net
Commercial loans
Construction loans	448	—	—	448
Residential loans
One-to four-family residential	35	—	—	35

		Fair Value Measurements at December 31, 2016 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
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

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $1.4 million at June 30, 2017, that includes a specific valuation allowance of $5,000. This resulted in an increase of the provision for loan losses of $252,000 and $479,000 during the three and six months ended June 30, 2017, respectively. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $8.2 million at June 30, 2016, which includes a specific valuation allowance of $1.0 million. This resulted in an increase in the provision for loan losses of $592,000 and $3.6 million for the three and six months ended June 30, 2016.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.0 million at December 31, 2016, that includes a specific valuation allowance of $1.3 million.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At June 30, 2017, mortgage servicing rights carried at fair value were $87,000, with a net valuation allowance of $5,000.  At June 30, 2016, mortgage servicing rights, carried at fair value totaled $2.8 million, resulting in a net valuation allowance of $766,000.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  Net impairment reflected in other income totaled $2,000 and $5,000 for the three and six months ended June 30, 2017.  Net impairment reflected in other income totaled $292,000 and $727,000 for the three and six months ended June 30, 2016.  The value reflects the characteristics of the underlying loans.

At June 30, 2017, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $483,000, with a valuation allowance of $389,000. This resulted in a recovery of expense of $0 and $(38,000) during the three and six months ended June 30, 2017.  At June 30, 2016, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $1.0 million with a valuation allowance of $1.0 million. This resulted in a recovery of $(27,000) and $(26,000) during the three and six months ended June 30, 2016. At December 31, 2016, other real estate owned had a net carrying amount of $1.0 million, with a valuation allowance of $1.0  million.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Multi Family	$418	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-35.00% (15.00%)
Residential loans
One-to four-family residential	756	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Home Equity	28	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Marine	169	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-37.00% (37.00%)
Other real estate owned, net
Commercial loans
Construction loans	448	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-80.00% (24.03%)
Residential loans
One-to four-family residential	35	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-3.77% (3.77%)

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

The Company has elected the fair value option for newly originated residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Aggregate fair value	$85,954	$62,593
Contractual balance	83,304	62,843
Gain (loss)	2,650	(250)

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2017 and 2016 for loans held for sale, at fair value were:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(Dollars in thousands)
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—
Change in fair value	2,149	845	2,900	1,649
Total change in fair value	$2,149	$845	$2,900	$1,649

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at June 30, 2017 and December 31, 2016, were as follows:

		Fair Value Measurements at June 30, 2017 Using:
	June 30,
	2017
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$52,014	$52,014	$—	$—
Available for sale securities	287,179	—	287,179	—
Held to maturity securities	88,559	—	87,775	—
Loans held for sale	199	—	205	—
Loans held for sale, at fair value	85,954	—	15,959	69,995
Loans, net	1,869,095	—	—	1,864,169
FHLB stock	19,324	n/a	n/a	n/a
Accrued interest receivable	7,420	—	2,225	5,195
Purchased certificate of deposit option	746	—	746	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,252,227)	(1,252,227)	—	—
Certificates of deposit	(641,766)	—	(642,416)	—
FHLB advances	(328,146)	—	(328,151)	—
Repurchase agreements and other	(8,045)	—	(7,837)	—
Advance payments by borrowers for taxes and insurance	(21,989)	(21,989)	—	—
Accrued interest payable	(392)	—	(392)	—
Written certificate of deposit option	(746)	—	(746)	—

		Fair Value Measurements at December 31, 2016 Using:
	December 31,
	2016
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$45,887	$45,887	$—	$—
Available for sale securities	343,284	—	343,284	—
Held to maturity securities	97,519	—	92,940	3,210
Loans held for sale at lower of cost or market	165	—	169	—
Loans held for sale, at fair value	62,593	—	8,832	53,761
Loans, net	1,503,577	—	—	1,494,534
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	6,900	—	2,624	4,276
Purchased certificate of deposit option	882	—	882	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,026,565)	(1,026,565)	—	—
Certificates of deposit	(488,426)	—	(491,278)	—
FHLB advances	(390,756)	—	(390,750)	—
Repurchase agreements and other	(512)	—	(513)	—
Advance payments by borrowers for taxes and insurance	(23,812)	(23,812)	—	—
Accrued interest payable	(145)	—	(145)	—
Written certificate of deposit option	(882)	—	(882)	—

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

10.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Six Months Ended June 30,
	2017	2016
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$5,396	$4,166
Income taxes	250	150
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	282	534
Transfers from loans to loans held for sale	27,921	—
Transfers from premises and equipment to other assets, held for sale	1,720	—
Accretion of securities held to maturity	100	109
Issuance of common stock - James & Sons acquisition	—	1,508
Issuance of common stock - Ohio Legacy Corp. acquisition	25,816	—
Net assets acquired from Ohio Legacy Corp., excluding cash and cash equivalents	36	—

11.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. No stock options were anti-dilutive for the three and six months ended June 30, 2017.  No stock options were anti-dilutive for the three months ended June 30, 2016 and stock options for 71,391 shares were anti-dilutive for the six months ended June 30, 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$8,189	$5,330	$9,727	$8,650
Net income allocated to participating securities	(49)	(40)	(61)	(55)
Net income allocated to common stock	$8,140	$5,290	$9,666	$8,595

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$1,483	$1,180	$2,962	$2,368
Undistributed earnings allocated to common stock	6,657	4,110	6,704	6,227
Net income allocated to common stock	$8,140	$5,290	$9,666	$8,595
Weighted average common shares outstanding, including shares considered participating securities	49,691	47,223	49,158	47,405
Less: Average participating securities	(299)	(354)	(309)	(299)
Weighted average shares	49,392	46,869	48,849	47,106
Basic earnings per common share	$0.16	$0.11	$0.20	$0.18

Diluted earnings per common share computation:
Net income allocated to common stock	$8,140	$5,290	$9,666	$8,595
Weighted average common shares outstanding for basic earnings per common share	49,392	46,869	48,849	47,106
Add: Dilutive effects of assumed exercises of stock options and LTIP awards	403	248	398	247
Weighted average shares and dilutive potential common shares	49,795	47,117	49,247	47,353
Diluted earnings per common share	$0.16	$0.11	$0.20	$0.18

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, disproportional tax effects and changes in unrealized gains and losses on the postretirement liability. The change includes reclassification of net gains or (losses) on sales of securities of $301,000 and $233,000 for the three months ended June 30, 2017 and 2016, respectively and $330,000 and $386,000 for the six months ended June 30, 2017 and 2016, respectively.  Reclassifications also include amortization of unrealized gains on postretirement plan and accretion of unrealized loss on held to maturity securities.

Other comprehensive income (loss) components and related tax effects for the three-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
June 30, 2017	(Dollars in thousands)
Balances at beginning of period, net of tax	$(2,165)	$(17,110)	$(767)	$(20,042)
Other comprehensive income before reclassifications	1,758	—	—	1,758
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	32	32
Reclassification adjustment for gains realized in income	(196)	—	—	(196)
Net current period other comprehensive income	1,562	—	32	1,594
Balances at end of period, net of tax	$(603)	$(17,110)	$(735)	$(18,448)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
June 30, 2016	(Dollars in thousands)
Balances at beginning of period, net of tax	$3,937	$(17,110)	$(926)	$650	$511	$(12,938)
Other comprehensive income before reclassifications	4,594	—	—	—	—	4,594
Amortization of unrealized gains of postretirement plan recognized in other comprehensive income	—	—	—	(181)	—	(181)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	37	—	—	37
Reclassification adjustment for gains realized in income	(152)	—	—	—	—	(152)
Net current period other comprehensive income	4,442	—	37	(181)	—	4,298
Balances at end of period, net of tax	$8,379	$(17,110)	$(889)	$469	$511	$(8,640)

Other comprehensive income (loss) components and related tax effects for the six-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
June 30, 2017	(Dollars in thousands)
Balances at beginning of period, net of tax	$(3,130)	$(17,110)	$(800)	$(21,040)
Other comprehensive income before reclassifications	2,742	—	—	2,742
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	65	65
Reclassification adjustment for gains realized in income	(215)	—	—	(215)
Net current period other comprehensive income	2,527	—	65	2,592
Balances at end of period, net of tax	$(603)	$(17,110)	$(735)	$(18,448)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
June 30, 2016	(Dollars in thousands)
Balances at beginning of period, net of tax	$(2,492)	$(17,110)	$(960)	$831	$511	$(19,220)
Other comprehensive income before reclassifications	11,122	—		—	—	11,122
Amortization of unrealized gains of postretirement plan recognized in other comprehensive income	—	—	—	(362)	—	(362)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	71	—	—	71
Reclassification adjustment for gains realized in income	(251)	—	—	—	—	(251)
Net current period other comprehensive income	10,871	—	71	(362)	—	10,580
Balances at end of period, net of tax	$8,379	$(17,110)	$(889)	$469	$511	$(8,640)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended June 30, 2017:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(301)	Net gains on securities available for sale
	105	Tax expense
Total reclassification during the period	$(196)	Net of tax, increase to net income

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended June 30, 2016:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(233)	Net gains on securities available for sale
	81	Tax expense
	(152)	Net of tax
Amortization of postretirement benefits prior service costs	(278)	Reduction in salaries and employee benefits
	97	Tax expense
	(181)	Net of tax
Total reclassification during the period	$(333)	Increase to net income

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the six months ended June 30, 2017:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(330)	Net gains on securities available for sale
	115	Tax expense
Total reclassification during the period	$(215)	Net of tax, increase to net income

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the six months ended June 30, 2016:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(386)	Net gains on securities available for sale
	135	Tax expense
	(251)	Net of tax
Amortization of postretirement benefits prior service costs	(556)	Reduction in salaries and employee benefits
	194	Tax expense
	(362)	Net of tax
Total reclassification during the period	$(613)	Increase to net income

13.	REGULATORY CAPITAL REQUIREMENTS

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

The capital conservation buffer requirement will be phased in through January 1, 2019, when the full capital conservation buffer requirement will be effective. The capital conservation buffer for 2017 is 1.25%.  The final rule also implemented consolidated capital requirements.

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

	June 30, 2017
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes***		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$277,583	14.83%	$173,129	9.25%	$187,166	10.00%
Tier 1 capital (to risk-weighted assets)	257,947	13.78%	135,695	7.25%	149,733	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	257,947	13.78%	107,621	5.75%	121,658	6.50%
Tier 1 capital (to average assets)**	257,947	10.14%	101,794	4.00%	127,242	5.00%

	December 31, 2016
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation***		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$248,861	16.47%	$130,292	8.625%	$151,063	10.00%
Tier 1 capital (to risk-weighted assets)	229,938	15.22%	100,079	6.625%	120,850	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	229,938	15.22%	77,420	5.125%	98,191	6.50%
Tier 1 capital (to average assets)**	229,938	10.65%	86,360	4.000%	107,950	5.00%

**	Tier 1 Leverage Capital Ratio
***	The capital ratios are reflective of the capital conservation buffer

Management believes that as of June 30, 2017 and December 31, 2016, Home Savings met all capital adequacy requirements to which it was subject.  As of June 30, 2017 and December 31, 2016, Home Savings met the capital requirements to be deemed well capitalized. There are no known conditions that would change this classification subsequent to June 30, 2017.

The components of Home Savings’ regulatory capital are as follows:

	June 30, 2017	December 31, 2016
Total shareholders' equity	$264,512	$216,475
Add (deduct)
Accumulated other comprehensive income	18,463	21,056
Intangible assets	(20,313)	(3)
Disallowed deferred tax assets	(4,715)	(7,590)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	257,947	229,938
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	19,636	18,923
Total risk-based capital	$277,583	$248,861

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	June 30, 2017
			Minimum Capital
			Requirements
	Actual		Per Regulation***
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$293,814	15.66%	$173,548	9.25%
Tier 1 capital (to risk-weighted assets)	274,154	14.61%	136,024	7.25%
Common equity Tier 1 capital (to risk-weighted assets)	274,154	14.61%	107,881	5.75%
Tier 1 capital (to average assets)**	274,154	10.76%	101,870	4.00%

	December 31, 2016

			Minimum Capital
			Requirements
	Actual		Per Regulation***
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$277,817	18.38%	$130,369	8.625%
Tier 1 capital (to risk-weighted assets)	258,869	17.13%	100,139	6.625%
Common equity Tier 1 capital (to risk-weighted assets)	258,869	17.13%	77,466	5.125%
Tier 1 capital (to average assets)**	258,869	11.98%	86,425	4.000%

As of June 30, 2017 and December 31, 2016, United Community’s capital exceeded the requirements to be deemed well capitalized.

The components of United Community’s consolidated regulatory capital are as follows:

	June 30, 2017	December 31, 2016
Total shareholders' equity	$285,480	$249,806
Add (deduct)
Accumulated other comprehensive income	18,463	21,040
Intangible assets	(21,352)	(1,567)
Disallowed deferred tax assets	(8,437)	(10,410)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	274,154	258,869
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	19,660	18,948
Total risk-based capital	$293,814	$277,817

14.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$6,881	$6,680
Depreciation	886	748
Other real estate owned valuation	136	354
Tax credits carryforward	1,845	1,471
Unrealized loss on securities available for sale	324	1,685
Unrealized loss on securities held to maturity	396	431
Interest on nonaccrual loans	952	1,039
Net operating loss carryforward	6,593	8,574
Purchase accounting adjustment	1,000	—
Accrued bonuses	756	812
Other	79	221
Deferred tax assets	19,848	22,015
Deferred tax liabilities:
Deferred loan fees	1,622	1,275
Federal Home Loan Bank stock dividends	4,645	4,585
Mortgage servicing rights	2,155	2,124
FHLB prepayment penalty	649	786
Purchase accounting adjustment	—	371
Prepaid expenses	671	139
Deferred tax liabilities	9,742	9,280
Net deferred tax asset	$10,106	$12,735

As of June 30, 2017, the net deferred tax asset was $10.1 million, and as of December 31, 2016, the net deferred tax asset was $12.7 million.

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

United Community’s net operating loss of $18.8 million at June 30, 2017 will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $1.8 million of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

Effective tax rates differr from the statutory federal income tax rate of 35% due to the following:

	For the Three Months Ended June 30,
	2017		2016
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$4,048	35.00%	$2,751	35.00%
Increase (decrease) due to:
Tax exempt income	(166)	(1.44)%	(124)	(1.57)%
Life insurance	(137)	(1.18)%	(128)	(1.63)%
Stock compensation	(138)	(1.19)%	—	—%
Other	(230)	(1.99)%	30	0.38%
Income tax provision	$3,377	29.20%	$2,529	32.18%

	For the Six Months Ended June 30,
	2017		2016
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$4,781	35.00%	$4,470	35.00%
Increase (decrease) due to:
Tax exempt income	(337)	(2.47)%	(187)	(1.47)%
Life insurance	(269)	(1.97)%	(256)	(2.00)%
Stock compensation	(198)	(1.45)%	—	—%
Other	(43)	(0.31)%	94	0.74%
Income tax provision	$3,934	28.80%	$4,121	32.27%

15.	GOODWILL AND INTANGIBLE ASSETS

Goodwill:

The change in goodwill during the periods presented is as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Beginning of the year	$208	$—
Effect of adjustments-James & Sons Insurance	636	—
Acquired goodwill-OLCB	18,420	—
Effect of adjustments-OLCB	15	—
Acquired goodwill-Eich Brothers Insurance	188	—
Acquired goodwill-James & Sons Insurance	—	208
Impairment	—	—
End of the year	$19,467	$208

The changes to goodwill during the six months ended June 30, 2017 are primarily due to changes in the final market value for the customer list intangible asset, as well as the related tax effect from those adjustments related to the James & Sons acquisition in January 2016.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  If the carrying amount of a reporting unit is zero or less than zero, a qualitative analysis of whether it is more likely than not that the reporting unit goodwill is impaired will be performed.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.  The Company did not have any reporting units with a carrying amount of zero or less than zero at June 30, 2017 or December 31, 2016.

Acquired Intangible Assets:

	June 30, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$11,184	$9,085	$8,952	$8,947
Customer list intangible	2,162	102	1,400	44
Total	$13,346	$9,187	$10,352	$8,991

Core deposit intangible:

	For the six months ended June 30, 2017	For the year ended December 31, 2016
	(In thousands)
Beginning of the year	$5	$30
Acquired core deposit intangible-OLCB	2,232	—
Amortization	(138)	(25)
End of the period	$2,099	$5

Customer list intangible:

	For the six months ended June 30, 2017	For the year ended December 31, 2016
	(In thousands)
Beginning of the year	$1,356	$—
Effect of adjustments-James & Sons Insurance	(41)	—
Acquired customer list intangible-OLCB	268	—
Acquired customer list intangible-Eich Brothers Insurance	535	—
Acquired customer list intangible-James & Sons Insurance	—	1,400
Amortization	(58)	(44)
End of the period	$2,060	$1,356

Aggregate amortization expense for the three months ended June 30, 2017 and 2016 was $113,000 and $10,000, respectively.  Aggregate amortization expense for the six months ended June 30, 2017 and 2016 was $196,000 and $23,000, respectively.  Estimated amortization expense for the remainder of 2017 and the next five years is as follows:

Remainder of 2017	$224,000
2018	448,000
2019	448,000
2020	448,000
2021	448,000
2022	448,000

16.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects.  At June 30, 2017 and December 31, 2016, the balance of the investment for qualified affordable housing projects was $6.0 million and $3.0 million, respectively.  These balances are reflected in other assets on the consolidated balance sheet.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $5.9 million and $2.9 million at June 30, 2017 and December 31, 2016, respectively.  The Company expects to fulfill these commitments over the next eight to ten years.

During the three months ended June 30, 2017 and 2016, the Company recognized amortization expense of $36,000 and $0, respectively which was included within income tax expense on the consolidated statements of income. During the six months ended June 30, 2017 and 2016, the Company recognized amortization expense of $90,000 and $0, respectively.

Additionally, during the three months ended June 30, 2017 and 2016, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $44,000 and $0, respectively.  During the six months ended June 30, 2017 and 2016, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $110,000 and $0, respectively.  During the three and six months ended June 30, 2017 and 2016, the Company incurred no impairment losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Selected financial ratios and other data: (1)	2017	2016	2017	2016
Performance ratios:
Return on average assets (2)	1.27%	1.04%	0.78%	0.86%
Return on average equity (3)	11.60%	8.63%	6.99%	6.98%
Interest rate spread (4)	3.34%	3.14%	3.26%	3.11%
Net interest margin (5)	3.46%	3.25%	3.38%	3.23%
Noninterest expense to average assets	2.36%	2.52%	2.83%	2.50%
Efficiency ratio (6)	54.71%	60.81%	68.29%	62.34%
Average interest-earning assets to average interest-bearing liabilities	124.72%	125.25%	124.62%	125.00%
Capital ratios:
Average equity to average assets	10.97%	12.09%	11.09%	12.25%
Equity to assets, end of period	11.18%	12.21%	11.18%	12.21%
Tier 1 leverage ratio (Bank only)	10.14%	11.69%	10.14%	11.69%
Common equity Tier 1 capital (Bank only)	13.78%	17.31%	13.78%	17.31%
Tier 1 risk-based capital ratio (Bank only)	13.78%	17.31%	13.78%	17.31%
Total risk-based capital ratio (Bank only)	14.83%	18.56%	14.83%	18.56%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	0.58%	1.45%	0.58%	1.45%
Nonperforming assets to average assets (8)	0.71%	1.07%	0.73%	1.09%
Nonperforming assets to total assets at end of period	0.72%	1.06%	0.72%	1.06%
Allowance for loan losses as a percent of loans	1.04%	1.21%	1.04%	1.21%
Allowance for loan losses as a percent of nonperforming loans (7)	182.32%	84.42%	182.32%	84.42%
Total classified assets as a percent of Tier 1 Capital (Bank only)	16.92%	17.38%	16.92%	17.38%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	12.99%	15.57%	12.99%	15.57%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	15.72%	16.21%	15.72%	16.21%
Net chargeoffs as a percent of average loans	0.03%	0.04%	0.20%	0.46%
Total 90+ days past due as a percent of net loans	0.41%	1.13%	0.41%	1.13%
Per share data:
Basic earnings per common share (9)	$0.16	$0.11	$0.20	$0.18
Diluted earnings per common share (9)	0.16	0.11	0.20	0.18
Book value per common share (10)	5.74	5.46	5.74	5.46
Tangible book value per common share (11)	5.27	5.43	5.27	5.43
Cash dividend per common share	0.030	0.025	0.060	0.050
Dividend payout ratio (12)	18.77%	22.32%	30.57%	27.47%

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

Material Changes in Financial Condition at June 30, 2017 and December 31, 2016

On January 31, 2017, United Community completed its acquisition of OLCB.  Pursuant to the terms of the Merger Agreement, OLCB was merged with and into United Community (the merger). Immediately following the merger, Home Savings was merged with and into Premier Bank & Trust, a subsidiary of OLCB, and changed its name to Home Savings Bank.

As a result of the merger and in accordance with the terms of the Merger Agreement, each preferred share of OLCB was deemed to have been converted into OLCB common shares. Each OLCB common share was converted into the right to receive either $18.00 in cash or 2.736 United Community common shares, subject to certain allocation procedures set forth in the Merger Agreement that ensured that 50% of OLCB’s common shares outstanding were converted into United Community common shares, and 50% of OLCB’s common shares outstanding were converted into the right to receive the cash consideration. The Company paid cash in lieu of issuing fractional shares.  This transaction resulted in the addition of approximately $349.0 million in assets and the addition of 4 branches in Summit, Stark and Belmont counties.

HSB Insurance, Inc., a wholly-owned subsidiary of the Company which was formed and began operations on June 1, 2017, is a Delaware-based captive insurance company which insures against certain risks unique to the operations of the Corporation and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. HSB Insurance, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.  HSB Insurance, Inc. is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

Cash and cash equivalents increased $6.1 million during the first six months of 2017.  The addition of OLCB added cash and cash equivalents of $46.2 million to the combined company.  This cash was used to pay for the cash portion of the merger and to support lending activities of the combined companies.  Cash levels are expected to remain stable during the remainder of 2017.

Available for sale securities decreased $56.1 million during the first six months of 2017.  The acquisition of OLCB added $10.0 million dollars in securities to the available for sale portfolio, but the securities matured prior to the end of the first quarter.  The decrease in the available for sale securities balance since December 31, 2016 was the result of paydowns and the amortization of premiums/discounts on the securities along with sales totaling $53.2 million.  The sales were completed to provide additional liquidity for lending activity.  The shrinkage of the securities portfolio to fund loan growth has been part of the Company’s strategic plan.  Partially offsetting this activity was a decrease in the unrealized loss on securities. The unrealized loss in the available for sale portfolio was $926,000 million at June 30, 2017, compared to an unrealized loss of $4.8 million at December 31, 2016.

Held to maturity securities declined $9.0 million at June 30, 2017 compared to December 31, 2016.  This change was the result of maturities, paydowns and the amortization of premiums/discounts on the securities.

Net loans increased $365.5 million during the first six months of 2017 primarily as a result of the acquisition of OLCB, which added $259.4 million in balances but also due to $150.6 million of organic loan growth. The organic loan growth increase was substantially attributed to the commercial portfolio during the period. Offsetting this growth was a mortgage loan sale of $27.7 million during the second quarter of 2017.  See Note 6 to the consolidated financial statements for additional information regarding the composition of loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $19.6 million at June 30, 2017, up from the $19.1 million reported at December 31, 2016. The allowance for loan losses as a percentage of loans was 1.04% at June 30, 2017, compared to 1.25% at December 31, 2016.  The decrease is the result of the acquired loan portfolio being recorded at fair value without an allowance for loan losses.

The allowance for loan losses as a percentage of nonperforming loans was 182.3% at June 30, 2017, compared to 153.4% at December 31, 2016.  Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. As of June 30, 2017, the Company evaluated 20 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans was $26.2 million at June 30, 2017 as compared to $31.5 million at December 31, 2016.

Included in impaired loans above are certain loans Home Savings considers to be troubled debt restructurings (TDR). A loan is considered a TDR if Home Savings grants a concession to a debtor experiencing financial difficulty that it would otherwise not consider. The concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. If the debtor is not currently experiencing financial difficulties, but would probably be in payment default in the future without the modification, then this type of restructure also could be considered a TDR.

TDR loans aggregated $22.2 million at June 30, 2017 compared to $26.6 million at December 31, 2016.  Of the $22.2 million at June 30, 2017, $19.3 million were performing loans according to their modified terms.  The remaining balance of TDR loans of $2.9 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $10.8 million, or 0.58% of loans, at June 30, 2017, compared to $12.4 million, or 0.83% of loans, at December 31, 2016.

Loans held for sale, carried at lower of cost or market, were $199,000 at June 30, 2017, compared to $165,000 at December 31, 2016.  Loans held for sale, carried at fair value, were $86.0 million at June 30, 2017, compared to $62.6 million at December 31, 2016. OLCB had no loans held for sale at the time of acquisition.  The change was primarily attributable to the origination of permanent construction loans during the period.  These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination.  Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Real estate owned and other repossessed assets decreased $580,000 to $1.2 million during the six months ended June 30, 2017.  Real estate owned and other repossessed assets are recorded at the fair market value of the property less costs to sell. Appraisals are obtained at least annually on real estate properties that exceed $1.0 million in value. A valuation allowance may be established on any property to properly reflect the asset at fair value.

Goodwill and other intangible assets increased $22.1 million during the first six months of 2017, which was primarily due to the acquisition of OLCB.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. Home Savings recognized $767,000 as other non-interest income based on the change in cash value of the policies in the six months ended June 30, 2017 compared to $730,000 for the six months ended June 30, 2016.

Total deposits increased $379.0 million from $1.5 billion at December 31, 2016, to $1.9 billion at June 30, 2017.  The increase in deposits is primarily the result of the $266.3 in deposits acquired in the OLCB transaction.  In addition, brokered certificates of deposit increased $55.1 million during the first half of 2017 from $76.5 million at December 31, 2016 to $131.6 million at June 30, 2017.  The remaining $57.2 million in balance change was attributable to organic growth.  All deposit types have shown increases as a result of the acquisition.  As of June 30, 2017, the Company had $120.9 million in public funds compared to $106.3 million in public funds at December 31, 2016.  No public funds were acquired in the merger.

FHLB advances decreased from $390.8 million at December 31, 2016 to $328.1 million at June 30, 2017.  The change was primarily due to an increase in brokered certificates of deposit that were used to pay down FHLB advances.

Shareholders’ equity increased $35.7 million to $285.5 million at June 30, 2017 from $249.8 million at December 31, 2016.  The increase is primarily due to the $25.8 million of stock that was issued as part of the purchase of OLCB.  In addition, the Company has earned $9.7 million during the first six months of 2017 while paying out $3.0 million in common dividends.  Accumulated other comprehensive income of $2.6 also contributed to the change in shareholders’ equity.

Book value per common share as of June 30, 2017 was $5.74 as compared to $5.36 per common share as of December 31, 2016.  The Company’s tangible book value per share decreased from $5.32 per share at December 31, 2016 to $5.27 at June 30, 2017.  The increase in book value was due to the issuance of shares in the OLCB acquisition while the decrease in tangible book value can be attributed to the creation of goodwill and other intangible assets. Book value per share is calculated as total shareholders’ equity divided by the number of common shares outstanding. Tangible book value per share is calculated as total shareholders’ equity less goodwill and other intangible assets divided by the number of common shares outstanding.

Material Changes in Results of Operations for the Three Months Ended

June 30, 2017 and June 30, 2016

Net Income. United Community recognized net income for the three months ended June 30, 2017, of $8.2 million, or $0.16 per diluted common share compared to net income of $5.3 million for the three months ended June 30, 2016, or $0.11 per diluted share.  The acquisition of OLCB, the continued growth in earning assets and noninterest income along with a strong focus on expense control have all led to the growth in net income.

Net Interest Income. Net interest income was $20.5 million in the second quarter of 2017 up from the $15.3 million recorded in the second quarter of 2016.  The growth of interest earning assets, both organically and from the acquisition of OLCB, drove this increase along with a 29 basis point improvement in the yield on interest earning assets.  Net interest margin was 3.46% for the second quarter of 2017 compared to 3.25% in the second quarter of 2016.  The increase in the yield on interest earning assets was driven by an increase in yield on total securities of 15 basis points along with a 16 basis point increase in the yield on net loans.  The yield on securities improved primarily due to a change in mix toward higher yielding municipal securities.  The improvement in the yield on net loans was primarily due to the accretion of loan discounts recognized in the acquisition of OLCB.

Interest income increased by $6.2 million in the second quarter of 2017 compared to the same period in 2016, to $23.6 million from $17.4 million. The increase is primarily a result of an increase in average net loans and loans held for sale from both the acquisition and organic growth along with accretion of loan discounts discussed above.  Average net loans increased $493.8 million in the second quarter compared to the same period in 2016. Interest income from net loans increased to $20.0 million for the quarter ended June 30, 2017 compared to $14.2 million for the same period in 2016.  Income from loans held for sale increased to $872,000 for the quarter ended June 30, 2017 compared to $363,000 for the quarter ended June 30, 2016.

Interest expense increased by $994,000 in the second quarter of 2017 to $3.1 million compared to the same period in 2016. This increase was primarily due to a $393.1 million increase in average interest-bearing liabilities from the acquisition and growth over the previous twelve months along with a 10 basis point increase in the cost of interest-bearing liabilities.  The cost of average interest-bearing deposits increased 1 basis point to 50 basis points for the three months ended June 30, 2017 from 49 basis points at June 30, 2016.  The cost of average borrowed funds, however, increased to 1.26% for the quarter ending June 30, 2017 compared to 0.77% for the quarter ended June 30, 2016.

	For the Three Months Ended June 30,
	2017 vs. 2016
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$540	$5,286	$5,826
Loans held for sale	50	459	509
Securities:
Available for sale-taxable	27	(329)	(302)
Available for sale-nontaxable	3	176	179
Held to maturity-taxable	15	(85)	(70)
Held to maturity-nontaxable	9	(26)	(17)
Federal Home Loan Bank stock	34	13	47
Other interest earning assets	22	3	25
Total interest earning assets	$700	$5,497	$6,197
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$(9)	$2	$(7)
Checking accounts	142	77	219
Customer certificates of deposit	(2,325)	2,290	(35)
Brokered certificates of deposit	157	157	314
Federal Home Loan Bank advances:
Long-term advances	58	5	63
Short-term advances	391	47	438
Repurchase agreements and other	—	2	2
Total interest bearing liabilities	$(1,586)	$2,580	994
Change in net interest income			$5,203

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $842,000 in the second quarter of 2017, compared to $395,000 in the second quarter of 2016.  Provision expense in the second quarter of 2017 was primarily driven by organic loan growth during the period.

Noninterest Income. Non-interest income was $7.1 million in the second quarter of 2017 compared to $5.8 million in the second quarter of 2016.  Favorably affecting this change was the recognition of OLCB’s fee income for a full quarter including $420,000 in trust fees recognized during that time frame. The Company also realized better mortgage banking income in the second quarter of 2017 due to a one-time bulk mortgage loan sale of $27.7 million, which generated $527,000 in gain on sale compared to the prior year quarter.

Noninterest Expense. Non-interest expense increased to $15.2 million during the second quarter of 2017 compared to $12.9 million during the second quarter of 2016.  The increase is primarily due to the acquisition of OLCB.  Cost savings associated with reduced salary and employee benefits were not realized for the entire second quarter due to the timing of employee departures.

Income Taxes. During the three months ended June 30, 2017, the Company recognized tax expense of $3.4 million on pre-tax income of $11.6 million, compared to tax expense of $2.5 million on pre-tax income of $7.8 million for the three months ended June 30, 2016.  The increased pre-tax income discussed in the narratives above was the primary reason for the increased income tax along with a lower effective tax rate compared to the same quarter a year ago.  The lower effective tax rate is due primarily to nontaxable municipal securites income, BOLI income, tax benefits derived from vesting of restricted stock above grant price, stock option exercises and affordable housing tax credits. See Note 14 to the consolidated financial statements for additional information regarding the composition of income taxes.

Material Changes in Results of Operations for the Six Months Ended

June 30, 2017 and June 30, 2016

Net Income. United Community recognized net income for the six months ended June 30, 2017, of $9.7 million, or $0.20 per diluted common share compared to net income of $8.7 million for the six months ended June 30, 2016, or $0.18 per diluted share.  Acquisition expenses, net of tax, of $3.3 million related to acquisition activities in the first quarter of 2017 reduced net income and diluted earnings per common share.

Net Interest Income. Net interest income was $39.0 million in the first six months of 2017 up from the $30.2 million recorded in the first six months of 2016.  The growth of interest earning assets, both organically and from the acquisition of OLCB, drove this increase along with a 19 basis point improvement in the yield on interest earning assets.  Net interest margin was 3.38% for the first six months of 2017 compared to 3.23% for the first six months of 2016.  The increase in the yield on interest earning assets was driven by an increase in yield on total securities of 12 basis points along with a 7 basis point increase in the yield on net loans.  The yield on securities improved primarily due to a change in mix toward higher yielding municipal securities.  The improvement in the yield on net loans was primarily due to the accretion of loan discounts recognized in the acquisition of OLCB.

Interest income increased by $10.2 million in the first half of 2017 compared to the same period in 2016, to $44.6 million from $34.4 million. The increase is primarily a result of an increase in average net loans and loans held for sale from both the acquisition and organic growth.  Average total loans, net increased $472.4 million during the first six months of 2017 compared to the same period in 2016. Interest income from loans increased to $37.6 million for the first half of 2017 compared to $28.0 million for the same period in 2016.  Income from loans held for sale increased to $1.5 million for the six months ended June 30, 2017 compared to $695,000 for the six months ended June 30, 2016.

Interest expense increased by $1.4 million in the first six months of 2017 to $5.6 million compared to the same period in 2016. This increase was primarily due to a $363.4 million increase in average interest-bearing liabilities from the acquisition and growth over the previous twelve months.  The cost of average interest-bearing deposits declined 3 basis points to 48 basis points for the six months ended June 30, 2017 from 51 basis points at June 30, 2016.  Offsetting this was a 35 basis point increase in the cost of average borrowed funds for the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

	For the Six Months Ended June 30,
	2017 vs. 2016
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$441	$9,143	$9,584
Loans held for sale	64	774	838
Securities:
Available for sale-taxable	(32)	(603)	(635)
Available for sale-nontaxable	5	605	610
Held to maturity-taxable	(11)	(171)	(182)
Held to maturity-nontaxable	2	(8)	(6)
Federal Home Loan Bank stock	57	22	79
Other interest earning assets	57	33	90
Total interest earning assets	$583	$9,795	$10,378
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$(23)	$5	$(18)
Checking accounts	163	127	290
Customer certificates of deposit	(588)	321	(267)
Brokered certificates of deposit	247	248	495
Federal Home Loan Bank advances:
Long-term advances	112	10	122
Short-term advances	614	190	804
Repurchase agreements and other	(1)	6	5
Total interest bearing liabilities	$524	$907	1,431
Change in net interest income			$8,947

Provision for Loan Losses. The Company recognized a loan loss provision of $2.3 million in the first half of 2017, compared to $2.6 million in the first half of 2016.  Provision expense in the last two years has primarily been driven by organic loan growth.

Noninterest Income. Non-interest income was $12.5 million in the first half of 2017 compared to $10.4 million in the first half of 2016.  Favorably affecting this change was the recognition of OLCB’s fee income for five months including $702,000 in trust fees recognized during that time frame. The Company also a had minimal negative change in the valuation adjustment of the mortgage serving asset in the first half of 2017, compared with a negative adjustment of $727,000 in the first half of 2016.

Noninterest Expense. Non-interest expense increased to $35.5 million during the first half of 2017 compared to $25.3 million during the first half of 2016.  Excluding the $5.0 million of acquisition related expense, non-interest expense was up $5.2 million during the first half of 2017 compared to the first half of 2016.  The increase is primarily due to the acquisition of OLCB.  Much of the cost savings associated with the acquisition, primarily in salaries and employee benefits, will not be realized until the second half of 2017.

Income Taxes. During the six months ended June 30, 2017, the Company recognized tax expense of $3.9 million on pre-tax income of $13.7 million, compared to tax expense of $4.1 million on pre-tax income of $12.8 million for the six months ended June 30, 2016.  A lower effective tax rate is the primary reason for the decrease in income tax. The lower effective tax rate is due primarily to nontaxable municipal securites income, BOLI income, tax benefits derived from vesting of restricted stock above grant price, stock option exercises and affordable housing tax credits. See Note 14 to the consolidated financial statements for additional information regarding the composition of income taxes.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At June 30, 2017, approximately $408.1 million of Home Savings’ certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At June 30, 2017, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $521.6 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended June 30, 2017 and 2016. Average balance calculations were based on daily balances.

	For the Three Months Ended June 30,
	2017			2016
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,863,525	$20,012	4.30%	$1,369,683	$14,186	4.14%
Loans held for sale	80,205	872	4.35%	37,521	363	3.87%
Total loans, net	1,943,730	20,884	4.30%	1,407,204	14,549	4.14%
Securities:
Available for sale-taxable	258,217	1,479	2.29%	315,583	1,781	2.26%
Available for sale-nontaxable (2)	59,209	619	4.18%	42,394	440	4.15%
Held to maturity-taxable	80,817	454	2.25%	95,933	524	2.18%
Held to maturity-nontaxable (2)	9,843	79	3.21%	12,971	96	2.96%
Total securities	408,086	2,631	2.58%	466,881	2,841	2.43%
Federal Home Loan Bank stock	19,324	227	4.70%	18,068	180	3.98%
Other interest earning assets	22,129	40	0.72%	18,978	15	0.32%
Total interest earning assets	2,393,269	23,782	3.97%	1,911,131	17,585	3.68%
Non-interest earning assets	180,524			132,780
Total assets	$2,573,793			$2,043,911
Interest bearing liabilities:
Deposits:
Checking accounts	$633,276	480	0.30%	$505,284	261	0.21%
Savings accounts	308,683	27	0.03%	291,820	34	0.05%
Certificates of deposit
Customer certificates of deposit	504,397	1,166	0.92%	434,053	1,201	1.11%
Brokered certificates of deposit	133,082	314	0.94%	—	—	—%
Total certificates of deposit	637,479	1,480	0.93%	434,053	1,201	1.11%
Total interest bearing deposits	1,579,438	1,987	0.50%	1,231,157	1,496	0.49%
Federal Home Loan Bank advances
Long-term advances	48,019	370	3.08%	47,237	307	2.60%
Short-term advances	286,604	694	0.97%	246,967	256	0.41%
Total Federal Home Loan Bank advances	334,623	1,064	1.27%	294,204	563	0.77%
Repurchase agreements and other	4,844	8	0.66%	527	6	4.55%
Total borrowed funds	339,467	1,072	1.26%	294,731	569	0.77%
Total interest bearing liabilities	$1,918,905	3,059	0.64%	$1,525,888	2,065	0.54%
Non-interest bearing liabilities
Noninterest-bearing deposits	333,784			241,098
Other noninterest-bearing liabilities	38,771			29,751
Total noninterest bearing liabilities	372,555			270,849
Total liabilities	$2,291,460			$1,796,737
Shareholders’ equity	282,333			247,174
Total liabilities and equity	$2,573,793			$2,043,911
Net interest income and interest rate spread		$20,723	3.33%		$15,520	3.14%
Net interest margin			3.46%			3.25%
Average interest earning assets to average interest bearing liabilities			124.72%			125.25%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the six months ended June 30, 2017 and 2016. Average balance calculations were based on daily balances.

	For the Six Months Ended June 30,
	2017			2016
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,785,202	$37,572	4.21%	$1,350,474	$27,988	4.14%
Loans held for sale	74,067	1,533	4.14%	36,440	695	3.81%
Total loans, net	1,859,269	39,105	4.21%	1,386,914	28,683	4.14%
Securities:
Available for sale-taxable	272,914	3,081	2.26%	326,306	3,716	2.28%
Available for sale-nontaxable (2)	59,285	1,240	4.18%	30,362	630	4.15%
Held to maturity-taxable	82,228	919	2.24%	97,488	1,101	2.26%
Held to maturity-nontaxable (2)	11,140	173	3.11%	11,673	179	3.07%
Total securities	425,567	5,413	2.54%	465,829	5,626	2.42%
Federal Home Loan Bank stock	19,116	441	4.61%	18,068	362	4.01%
Other interest earning assets	32,537	120	0.74%	18,554	30	0.32%
Total interest earning assets	2,336,489	45,079	3.86%	1,889,365	34,701	3.67%
Non-interest earning assets	173,537			132,985
Total assets	$2,510,026			$2,022,350
Interest bearing liabilities:
Deposits:
Checking accounts	$599,279	817	0.27%	$493,318	527	0.21%
Savings accounts	305,198	57	0.04%	287,856	75	0.05%
Certificates of deposit
Customer certificates of deposit	486,639	2,239	0.92%	440,756	2,506	1.14%
Brokered certificates of deposit	116,324	495	0.85%	—	—	—%
Total certificates of deposit	602,963	2,734	0.91%	440,756	2,506	1.14%
Total interest bearing deposits	1,507,440	3,608	0.48%	1,221,930	3,108	0.51%
Federal Home Loan Bank advances
Long-term advances	47,921	718	3.00%	47,140	596	2.53%
Short-term advances	316,660	1,301	0.82%	241,857	497	0.41%
Total Federal Home Loan Bank advances	364,581	2,019	1.11%	288,997	1,093	0.76%
Repurchase agreements and other	2,857	16	1.12%	530	11	4.15%
Total borrowed funds	367,438	2,035	1.11%	289,527	1,104	0.76%
Total interest bearing liabilities	$1,874,878	5,643	0.60%	$1,511,457	4,212	0.56%
Non-interest bearing liabilities
Noninterest-bearing deposits	320,578			234,714
Other noninterest-bearing liabilities	36,278			28,346
Total noninterest bearing liabilities	356,856			263,060
Total liabilities	$2,231,734			$1,774,517
Shareholders’ equity	278,292			247,833
Total liabilities and equity	$2,510,026			$2,022,350
Net interest income and interest rate spread		$39,436	3.26%		$30,489	3.11%
Net interest margin			3.38%			3.23%
Average interest earning assets to average interest bearing liabilities			124.62%			125.00%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates.  As noted, for the quarter ended June 30, 2017 and the year ended December 31, 2016, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended June 30, 2017
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.63%	6.00%	(0.32)%	-25.00%	$(1,574)	(18.00)%	(1.94)%
300	11.93%	6.00%	(0.01)%	-20.00%	(1,094)	(13.00)%	(1.35)%
200	12.14%	7.00%	0.20%	-15.00%	(637)	(8.00)%	(0.78)%
100	12.37%	7.00%	0.43%	-10.00%	(553)	(3.00)%	(0.68)%
Static	11.94%	9.00%	—%	0.00%	—	—%	—%
-100	11.06%	7.00%	(0.88)%	-15.00%	(1,727)	(5.00)%	(2.13)%

Year Ended December 31, 2016
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	10.04%	6.00%	(2.07)%	-30.00%	$(8,716)	(20.00)%	(13.27)%
300	10.73%	6.00%	(1.39)%	-25.00%	(6,903)	(15.00)%	(10.51)%
200	11.35%	7.00%	(0.77)%	-20.00%	(4,198)	(10.00)%	(6.39)%
100	11.88%	7.00%	(0.24)%	-15.00%	(1,726)	(5.00)%	(2.63)%
Static	12.12%	9.00%	—%	0.00%	—	—%	—%

Due to a low interest rate environment, it was not meaningful to calculate results for a drop in interest rates at December 31, 2016.  For the quarter ended June 30, 2017, it was only meaningful to calculate a drop of 100 basis points.

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

ITEM 4. Controls and Procedures.

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of June 30, 2017. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures as of June 30, 2017, were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act was recorded, processed, summarized and reported on a timely basis, including those controls and procedures designed to ensure that such information is accumulated and communicated to management, including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the quarter ended June 30, 2017, there were no changes in United Community’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended June 30, 2017:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan(2)
April 1 through April 30, 2017(1)	20,709	$8.34	—	1,683,830
May 1 through May 31, 2017	—	—	—	1,683,830
June 1 through June 30, 2017	—	—	—	1,683,830
Total	20,709	$8.34	—	1,683,830

(1)

In April 2017, United Community purchased 20,709 shares at $8.34 per share from employees for the payment of employment taxes.  The purchase of these shares was not part of United Community’s share repurchase program.

(2)

United Community’s stock repurchase program was publically announced on April 28, 2016 in a press release, a copy of which can be found in United Community’s Form 8-K filed on May 2, 2016.  The program permits the repurchase of up to 2,500,000 common shares.  There is no expiration date for the program.

ITEM 3. Defaults Upon Senior Securities

Not Applicable

ITEM 4. Mine Safety Disclosures

Not Applicable

ITEM 5. Other Information

(a)	None.
(b)	None.

ITEM 6. Exhibits.

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among United Community Financial Corp., The Home Savings and Loan Company of Youngstown, Ohio, Ohio Legacy Corp. and Premier Bank & Trust, dated September 8, 2016.
3.1	Articles of Incorporation (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only – not filed with the Ohio Secretary of State]
3.2	Amended Code of Regulations
10.1	Severance and Change in Control Agreement with Timothy W. Esson
10.2	Severance and Change in Control Agreement with Matthew T. Garrity
10.3	Severance and Change in Control Agreement with Jude J. Nohra
10.4	Severance and Change in Control Agreement with Barbara J. Radis
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Section 1350 Certifications by Chief Executive Officer and Chief Financial Officer
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: August 9, 2017	/s/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: August 9, 2017	/s/ Timothy W. Esson
Timothy W. Esson Chief Financial Officer
(Principal Financial Officer)

UNITED COMMUNITY FINANCIAL CORP.

EXHIBIT INDEX

Exhibit 2.1

Incorporated by reference to Exhibit 2.1 in the Third Quarter Form 10-Q filed by United Community on November 8, 2016 with the SEC, film number 161981248.

Exhibit 3.1

Incorporated by reference to Exhibit 3.1 in the Second Quarter 2016 Form 10-Q filed by United Community on August 5, 2016 with the SEC, film number 161811451.

Exhibit 3.2

Incorporated by reference to Exhibit 3.2 in the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343.

Exhibit 10.1

Incorporated by reference to Exhibit 10.1 in the Form 8-K filed by United Community on July 7, 2017 with the SEC, film number 17955395.

Exhibit 10.2

Incorporated by reference to Exhibit 10.2 in the Form 8-K filed by United Community on July 7, 2017 with the SEC, film number 17955395.

Exhibit 10.3

Incorporated by reference to Exhibit 10.3 in the Form 8-K filed by United Community on July 7, 2017 with the SEC, film number 17955395.

Exhibit 10.4

Incorporated by reference to Exhibit 10.4 in the Form 8-K filed by United Community on July 7, 2017 with the SEC, film number 17955395.