Form 10-Q
period 2017-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2017-11-09
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 49,770,126 common shares as of October 31, 2017.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$29,600	$27,690
Federal funds sold	8,410	18,197
Total cash and cash equivalents	38,010	45,887
Securities:
Available for sale, at fair value	274,822	343,284
Held to maturity, (fair value of $85,024 and $96,150, respectively)	85,549	97,519
Loans held for sale, at lower of cost or market	196	165
Loans held for sale, at fair value	84,349	62,593
Loans, net of allowance for loan losses of $20,555 and $19,087	1,947,695	1,503,577
Federal Home Loan Bank stock, at cost	19,324	18,068
Premises and equipment, net	22,132	20,963
Accrued interest receivable	7,253	6,900
Real estate owned and other repossessed assets, net	1,143	1,777
Goodwill	19,488	208
Customer list intangible	2,090	1,356
Core deposit intangible	2,017	5
Cash surrender value of life insurance	62,050	55,861
Other assets	36,247	33,182
Total assets	$2,602,365	$2,191,345
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$343,146	$256,918
Interest bearing
Customer deposits	1,438,944	1,181,557
Brokered deposits	156,609	76,516
Total interest bearing deposits	1,595,553	1,258,073
Total deposits	1,938,699	1,514,991
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	48,341	47,756
Short-term Federal Home Loan Bank advances	280,000	343,000
Total Federal Home Loan Bank advances	328,341	390,756
Repurchase agreements and other	10,191	512
Total borrowed funds	338,532	391,268
Advance payments by borrowers for taxes and insurance	16,048	23,812
Accrued interest payable	722	145
Accrued expenses and other liabilities	16,513	11,323
Total liabilities	2,310,514	1,941,539
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 49,758,487 and 46,581,370 shares, respectively, outstanding	177,460	174,360
Retained earnings	164,988	152,675
Accumulated other comprehensive income (loss)	(17,929)	(21,040)
Treasury stock, at cost, 4,380,423 and 7,557,540 shares, respectively	(32,668)	(56,189)
Total shareholders’ equity	291,851	249,806
Total liabilities and shareholders’ equity	$2,602,365	$2,191,345

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Interest income
Loans	$20,697	$14,633	$58,266	$42,618
Loans held for sale	882	482	2,415	1,177
Securities available for sale, nontaxable	416	339	1,252	752
Securities available for sale, taxable	1,276	1,630	4,357	5,346
Securities held to maturity, nontaxable	49	66	163	183
Securities held to maturity, taxable	424	466	1,343	1,567
Federal Home Loan Bank stock dividends	253	180	694	542
Other interest earning assets	51	19	171	49
Total interest income	24,048	17,815	68,661	52,234
Interest expense
Deposits	2,226	1,389	5,834	4,497
Federal Home Loan Bank advances	1,315	661	3,334	1,754
Repurchase agreements and other	4	5	20	16
Total interest expense	3,545	2,055	9,188	6,267
Net interest income	20,503	15,760	59,473	45,967
Provision for loan losses	721	1,344	3,038	3,894
Net interest income after provision for loan losses	19,782	14,416	56,435	42,073
Non-interest income
Insurance agency income	509	451	1,454	1,269
Brokerage income	271	337	894	1,033
Deposit related fees	1,499	1,418	4,200	4,106
Mortgage servicing fees	760	715	2,225	2,114
Mortgage servicing rights valuation	(10)	25	(15)	(702)
Mortgage servicing rights amortization	(491)	(525)	(1,426)	(1,560)
Other service fees	21	43	83	108
Net gains:
Securities available for sale (includes $236, $218, $566 and $604, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	236	218	566	604
Mortgage banking income	1,688	1,957	5,128	5,208
Real estate owned and other repossessed assets, net	(73)	—	(143)	(76)
Debit/credit card fees	971	915	3,220	2,916
Trust fees	449	—	1,151	—
Other income	475	449	1,442	1,421
Total non-interest income	6,305	6,003	18,779	16,441
Non-interest expense
Salaries and employee benefits (includes $0, $(445), $0 and $(1,001), respectively, accumulated other comprehensive income reclassifications from prior service credit on postretirement plan).	8,736	6,950	26,460	21,224
Occupancy	1,013	847	2,920	2,564
Equipment and data processing	2,303	1,926	6,688	5,648
Financial institutions tax	348	411	1,348	1,284
Advertising	285	290	674	638
Amortization of intangible assets	113	72	308	95
FDIC insurance premiums	301	155	829	768
Other insurance premiums	115	89	336	251
Legal and consulting fees	156	211	569	622
Other professional fees	666	341	1,606	762
Real estate owned and other repossessed asset expenses	33	41	118	190
Acquisition costs	—	—	4,962	—
Other expenses	1,395	1,645	4,112	4,256
Total non-interest expenses	15,464	12,978	50,930	38,302
Income before income taxes	10,623	7,441	24,284	20,212
Income tax expense (includes $83, $232, $198 and $561 income tax expense from reclassification items)	3,067	2,288	7,001	6,409
Net income	$7,556	$5,153	$17,283	$13,803

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Net income	$7,556	$5,153	$17,283	$13,803
Other comprehensive income
Unrealized gain (loss) on securities, available for sale, net of reclassifications and tax of $262, $(737), $1,624 and $5,117, respectively	486	(1,369)	3,013	9,502
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $18, $25, $53 and $63, respectively	33	47	98	118
Accretion of unrecognized actuarial gains and amortization of prior service credit on postretirement plan, net of tax of $0, $(156), $0 and $(350), respectively recognized in net income	—	(289)	—	(651)
Total other comprehensive income (loss)	519	(1,611)	3,111	8,969
Comprehensive income	$8,075	$3,542	$20,394	$22,772
Earnings per share
Basic	$0.15	$0.11	$0.35	$0.29
Diluted	0.15	0.11	0.35	0.29

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2017	46,581,370	$174,360	$152,675	$(21,040)	$(56,189)	$249,806
Net income			17,283			17,283
Other comprehensive income				3,111		3,111
Stock option exercises	80,085	(381)			597	216
Stock option expense		1				1
Restricted stock grants	75,875	(564)			564	—
Restricted stock expense		696				696
Vesting of Long-term Incentive Plan	68,783	87			510	597
Purchase of Ohio Legacy Corp.	3,033,604	3,261			22,555	25,816
Cash dividend payments ($0.10 per share)			(4,970)			(4,970)
Treasury stock purchases	(81,230)				(705)	(705)
Balance September 30, 2017	49,758,487	$177,460	$164,988	$(17,929)	$(32,668)	$291,851

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2016	47,517,644	$174,304	$140,819	$(19,220)	$(51,658)	$244,245
Net income			13,803			13,803
Other comprehensive income				8,969		8,969
Stock option exercises	165,405		(782)		1,244	462
Stock option expense		8				8
Restricted stock grants	192,874	(1,157)	(328)		1,485	—
Restricted stock forfeitures	(2,928)	13	14		(27)	—
Restricted stock expense		716				716
Purchase of James & Sons Insurance	262,705		(501)		2,048	1,547
Cash dividend payments ($0.08 per share)			(3,776)			(3,776)
Treasury stock purchases	(1,593,312)				(9,571)	(9,571)
Balance September 30, 2016	46,542,388	$173,884	$149,249	$(10,251)	$(56,479)	$256,403

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$17,283	$13,803
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,038	3,894
Mortgage banking income	(1,140)	(3,003)
Changes in fair value on loans held for sale	(3,988)	(2,205)
Net losses on real estate owned and other repossessed assets sold	143	76
Net gain on available for sale securities sold	(566)	(604)
Net gain on other assets sold	—	(2)
Amortization of premiums and accretion of discounts	3,169	5,320
Depreciation and amortization	2,018	1,729
Net change in interest receivable	326	(88)
Net change in interest payable	506	64
Net change in prepaid and other assets	2,107	(3,040)
Net change in other liabilities	3,956	2,570
Stock based compensation	697	724
Net principal disbursed on loans originated for sale	(194,232)	(214,201)
Proceeds from sale of loans held for sale	203,676	192,994
Net change in deferred tax assets	2,047	5,707
Cash surrender value of life insurance	(1,189)	(1,108)
Tax benefit recognized on stock based compensation	(300)	—
Net change in interest rate caps	—	3
Net cash from operating activities	37,551	2,633
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	19,164	21,896
Proceeds from the principal repayments and maturities of securities held to maturity	11,625	10,270
Proceeds from the sale of securities available for sale	62,906	33,702
Proceeds from the sale of real estate owned and other repossessed assets	1,231	1,671
Proceeds from the sale of loans held for investment	2,250	1
Proceeds from the sale of premises and equipment	3	2
Purchases of premises and equipment	(1,943)	(1,591)
Principal disbursed on loans, net of repayments	(172,222)	(129,388)
Loans purchased	(45,350)	(33,203)
Purchase of bank owned life insurance	(5,000)	—
Purchase of securities available for sale	—	(38,843)
Purchase of securities held to maturity	—	(3,200)
Net cash (paid) received in acquisition of insurance agencies	(144)	107
Net cash received in acquisition of OLCB	25,779	—
Net cash from investing activities	(101,701)	(138,576)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	37,125	44,937
Net increase (decrease) in certificates of deposit	120,496	(7,637)
Net decrease in advance payments by borrowers for taxes and insurance	(8,297)	(6,416)
Net change in short-term FHLB advances	(86,500)	126,000
Net change in repurchase agreements and other borrowed funds	(1,092)	(18)
Proceeds from the exercise of stock options	216	462
Dividends paid	(4,970)	(3,776)
Purchase of treasury stock	(705)	(9,571)
Net cash from financing activities	56,273	143,981
Change in cash and cash equivalents	(7,877)	8,038
Cash and cash equivalents, beginning of period	45,887	35,910
Cash and cash equivalents, end of period	$38,010	$43,948

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

United Community Financial Corp. (United Community or the Company) was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of Home Savings and Loan Company of Youngstown, Ohio (Home Savings or the Bank) issued upon the conversion of Home Savings from a mutual savings association to a permanent capital stock savings association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings.  Home Savings conducts its business from its main office located in Youngstown, Ohio, 35 retail banking offices, 13 loan production centers and three wealth management offices located throughout Ohio, western Pennsylvania and West Virginia.

On January 29, 2016, United Community acquired James & Sons Insurance.  James & Sons Insurance was merged into HSB Insurance, LLC, a wholly-owned subsidiary of United Community.  HSB Insurance, LLC d/b/a James & Sons Insurance is an insurance agency that offers a wide variety of insurance products for business and residential customers, which include auto, homeowners, life-health, commercial, surety bonds and aviation. On February 28, 2017, James & Sons Insurance acquired Eich Brothers Insurance. Eich Brothers Insurance is an insurance agency that offers insurance products for business and residential customers, which include auto, commercial, homeowners and life-health.  On July 1, 2017, James & Sons Insurance acquired Stevens Insurance Agency, that offers insurance products for business and residential customers, which include auto, commercial, homeowners and life-health.

HSB Capital, LLC, a wholly-owned subsidiary of United Community, was formed by United Community during 2016 for the purpose of providing mezzanine funding for customers.  Mezzanine loans are offered to customers in United Community’s market area and are expected to repaid from the cash flow from the operations of the business.

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

The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the year ending December 31, 2017. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2016.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation - Stock Compensation. The ASU includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements.  Key provisions include the elimination of “windfall pools” and removes the requirement to delay recognition of a windfall tax benefit until it reduces current taxes payable.  Additionally, the simplification permits entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification of the award.  Entities are now permitted to make accounting policy elections for the impact of forfeitures on the recognition of expense for share-based payment awards.  This ASU was adopted on January 1, 2017.  The Company recognized a tax benefit of $300,000 in income tax expense during the nine months ended September 30, 2017 as a result of adoption related to vesting of restricted stock awards and exercised stock options.

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

There were no stock options granted in the three and nine months ended September 30, 2017 and 2016. Any options granted must be exercised within 10 years from the date of grant.  Expenses related to prior stock option grants are included with salaries and employee benefits. The Company recognized $0 and $1,000 in stock option expense for the three and nine months ended September 30, 2017, respectively.  The Company recognized $2,000 and $8,000 in stock option expense for the three and nine months ended September 30, 2016, respectively. The Company does not expect to recognize any stock option expense for the remainder of 2017.

A summary of option activity in the plans is as follows:

	For the nine months ended
	September 30, 2017
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	371,218	$2.55
Granted	—	—
Exercised	(80,085)	2.69
Forfeited and expired	(600)	2.10
Outstanding at end of period	290,533	2.51	$2,061
Shares subject to options exercisable at end of period	290,533	2.51	$2,061

Information related to stock options for the nine months ended September 30, 2017 and 2016 follows:

	September 30, 2017	September 30, 2016
Intrinsic value of options exercised	$487,000	$631,000
Cash received from option exercises	216,000	462,000
Tax benefit realized from option exercises	170,523	—
Weighted average fair value of options granted, per share	$—	$—

As of September 30, 2017, there were no unvested stock options remaining.

Outstanding stock options at September 30, 2017 have a weighted average remaining life of 2.79 years and may be exercised in the range of $1.20 to $5.89 per share.

Restricted Stock Awards:

The 2007 Plan permitted and the 2015 Plan permits the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at September 30, 2017 aggregated 275,438, of which 7,709 are expected to vest during the remainder of 2017, 129,044 in 2018, 106,012 in 2019 and 32,673 in 2020. Expense related to restricted stock awards is charged to salaries and employee benefits and is recognized over the vesting period of the awards based on the fair value of the shares at the grant date. The Company recognized approximately $240,000 and $696,000 in restricted stock award expenses for the three and nine months ended September 30, 2017. The Company recognized approximately $254,000 and $716,000 in restricted stock award expense for the three and nine months ended September 30, 2016.  The Company expects to recognize additional expenses of approximately $203,000 in 2017, $581,000 in 2018, $259,000 in 2019 and $60,000 in 2020.  The total average per share fair value of shares vested during the nine months ended September 30, 2017 was $8.52.

A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2017 is as follows:

	For the nine months ended
	September 30, 2017
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	341,184	$5.50
Granted	75,875	$8.60
Vested	(141,621)	$4.98
Forfeited	—	$—
Nonvested shares at end of period	275,438	$6.63

Annual Incentive Plan

The Annual Incentive Plan (AIP) provides incentive compensation awards to certain officers of the Company. Annual incentive awards are generally based upon the actual performance of the Company and individual participant performance for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve-month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the AIP are calculated, they are paid in cash and/or restricted stock. The restricted stock vests equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $100,000 and $222,000 in expense for the restricted stock portion of the AIP for the three and nine months ended September 30, 2017, respectively and $431,000 and $1.3 million for the cash portion of the AIP for the three and nine months ended September 30, 2017, respectively.  The Company incurred $96,000 and $265,000 in expense for the restricted stock portion of the AIP for the three and nine months ended September 30, 2016, respectively and $306,000 and $924,000 for the cash portion of the AIP for the three and nine months ended September 30, 2016, respectively.

Long-term Incentive Plan

The Long-term Incentive Plan (LTIP) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (PSUs).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $146,000 and $295,000 for the LTIP for the three and nine months ended September 30, 2017, respectively.  The Company incurred $96,000 and $289,000 in expense for the LTIP for the three and nine months ended September 30, 2016, respectively.

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

After the allocation procedures were applied, the Company issued 3,033,604 United Community common shares and paid $20.4 million to OLCB shareholders as a result of the acquisition.  Acquisition related costs aggregating $5.0 million were included in United Community’s Consolidated Statements of Operations for the nine months ended September 30, 2017.  The fair value of the common shares issued as part of the consideration paid for OLCB was determined in the basis of the closing price of United Community’s commons shares on the acquisition date.

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

The fair value of net assets acquired included fair value adjustments to certain receivables that were not considered impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected.  As such, these receivables were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination.  The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected with a fair value and gross contractual amounts receivable of $2.5 million and $2.6 million, respectively, on the date of acquisition.

Upon adoption of ASU 2016-16, Business Combinations (Topic 805), adjustments to provisional amounts booked in previous years are to be adjusted through current year goodwill with the full effect of changes to depreciation, amortization, or other income recorded in current year earnings as if the change had been completed as of the acquisition date.

The following table presents proforma information as if the OLCB acquisition had occurred at the beginning of 2016.  The proforma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects.  The proforma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.  Net income includes the recognition of $4.1 million in acquisition related expenses incurred by United Community and $368,000 in acquisition related expenses for OLCB during the nine months ended September 30, 2017.  The impact of the acquired insurance agencies is considered immaterial and not included in the table below.

	For the Nine Months Ended September 30,
	2017	2016
	(In thousands, except per share data)
Net interest income	$61,185	$55,595
Net income	16,928	16,118
Basic earnings per share	$0.34	$0.32
Diluted earnings per share	$0.34	$0.32

Goodwill is recorded arising from the acquisition, which consisted largely of synergies and the cost savings resulting from combining the operations of the companies.  No goodwill is expected to be deductible for income tax purposes.

At the time of the closing, Home Savings’ charter changed to a state chartered commercial bank and United Community became a financial holding company.

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

The fair value of $2.2 million of intangible assets related to core deposits is subject to change pending receipt of the final valuation.

On February 28, 2017, HSB Insurance, LLC completed the purchase of an insurance agency engaged in the business of selling insurance including auto, commercial, homeowners and life-health insurance.  Under the purchase agreement, the Company paid $535,000, of which $107,000 was paid in cash at closing and the remaining $428,000 will be paid in four equal installments in connection with this acquisition.  Total assets purchased were $722,000, which includes the customer list intangible and goodwill.

On July 1, 2017, HSB Insurance, LLC completed the purchase of an insurance agency engaged in the business of selling insurance including auto, commercial, homeowners and life-health insurance.  Under the purchase agreement, the Company paid $60,000, of which $23,000 was paid in cash at closing and the remaining $37,000 will be paid in two equal installments in connection with this acquisition.  Total assets purchased were $81,000, which includes the customer list intangible and goodwill

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	September 30, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$125,153	$237	$(330)	$125,060
States of the U.S. and political subdivisions	58,959	699	(466)	59,192
Mortgage-backed GSE securities: residential	90,888	106	(424)	90,570
Total	$275,000	$1,042	$(1,220)	$274,822

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$188,082	$172	$(2,221)	$186,033
States of the U.S. and political subdivisions	59,415	3	(1,661)	57,757
Mortgage-backed GSE securities: residential	100,602	50	(1,158)	99,494
Total	$348,099	$225	$(5,040)	$343,284

Components of held to maturity securities portfolio are as follows:

	September 30, 2017
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$76,314	$—	$(615)	$75,699
States of the U.S. and political subdivisions	9,235	94	(4)	9,325
Total	$85,549	$94	$(619)	$85,024

	December 31, 2016
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$85,065	$—	$(1,300)	$83,765
States of the U.S. and political subdivisions	12,454	17	(86)	12,385
Total	$97,519	$17	$(1,386)	$96,150

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	September 30, 2017
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	14,556	14,570
Due after five years through ten years	111,011	110,912
Due after ten years	58,545	58,770
Mortgage-backed GSE securities: residential	90,888	90,570
Total	$275,000	$274,822

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	September 30, 2017
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	7,285	7,357
Due after ten years	1,950	1,968
Mortgage-backed GSE securities: residential	76,314	75,699
Total	$85,549	$85,024

Securities pledged for public funds were approximately $133.3 million at September 30, 2017 and approximately $146.5 million at December 31, 2016.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at September 30, 2017 are as follows:

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$59,316	$(330)	$—	$—	$59,316	$(330)
States of the U.S. and political subdivisions	21,789	(283)	6,350	(183)	28,139	(466)
Mortgage-backed GSE securities: residential	68,648	(424)	—	—	68,648	(424)
Total temporarily impaired securities	$149,753	$(1,037)	$6,350	$(183)	$156,103	$(1,220)

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

All of the U.S. treasury and government sponsored entities and mortgage-backed securities available for sale that were temporarily impaired at September 30, 2017 and December 31, 2016, were impaired due to the level of interest rates at the time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income during the nine months ended September 30, 2017 or 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell, and more than likely will not be required to sell, these securities before their anticipated recovery.

All of the obligations of U.S. states and political subdivisions held for sale that were temporarily impaired at September 30, 2017 and December 31, 2016, were impaired due to the level of interest rates at the time of purchase compared to current interest rates.  Unrealized losses on these securities have not been recognized into income for the nine months ended September 30, 2017 or 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell, and has no intent to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Securities held to maturity that have been in an unrecognized loss position for less than twelve months or twelve months or more are as follows:

	September 30, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$48,309	$(668)	$27,390	$(1,027)	$75,699	$(1,695)
States of the U.S. and political subdivisions	1,543	(4)	—	—	1,543	(4)
Total temporarily impaired securities	$49,852	$(672)	$27,390	$(1,027)	$77,242	$(1,699)

	December 31, 2016
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$57,340	$(1,243)	$26,426	$(1,287)	$83,766	$(2,530)
States of the U.S. and political subdivisions	7,416	(86)	—	—	7,416	(86)
Total temporarily impaired securities	$64,756	$(1,329)	$26,426	$(1,287)	$91,182	$(2,616)

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

All of the mortgage-backed securities held to maturity that were temporarily impaired at September 30, 2017 and December 31, 2016, were impaired due to the level of interest rates at the time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income for the nine months ended September 30, 2017 or 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

All of the obligations of U.S. states and political subdivisions held to maturity that were temporarily impaired at September 30, 2017, and December 31, 2016, were impaired due to the level of interest rates at the time of purchase compared to current interest rates.  Unrealized losses on these securities have not been recognized into income for the nine months ended September 30, 2017 or 2016 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell and has no intent to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Proceeds from the sale of available for sale securities were $9.7 million and $5.2 million, for the three months ended September 30, 2017 and 2016, respectively.  Gross gains of $236,000 and $218,000 were realized on these sales during the three months ended September 30, 2017 and 2016, respectively.  No gross losses were realized on these sales during the three months ended September 30, 2017 or 2016.  Income tax expense related to net realized gains and losses was $83,000 and $76,000 for the three months ended September 30, 2017 and 2016, respectively.

Proceeds from the sale of available for sale securities were $62.9 million and $33.7 million, for the nine months ended September 30, 2017 and 2016, respectively.  Gross gains of $610,000 and $609,000 were realized on these sales during the nine months ended September 30, 2017 and 2016, respectively.  Gross losses of $44,000 and $0 were realized on these sales during the nine months ended September 30, 2017 and 2016, respectively.  Income tax expense related to net realized gains and losses was $198,000 and $211,000 for the nine months ended September 30, 2017 and 2016, respectively.

6.	LOANS

Portfolio loans consist of the following:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Commercial loans
Multifamily	$126,977	$93,597
Nonresidential	366,747	231,401
Land	13,666	8,373
Construction	108,105	68,158
Secured	167,433	95,343
Unsecured	8,148	7,386
Total commercial loans	791,076	504,258
Residential mortgage loans
One-to four-family	851,863	762,926
Construction	57,081	35,695
Total residential mortgage loans	908,944	798,621
Consumer loans
Home equity	193,402	165,054
Auto	56,883	39,609
Marine	1,564	1,796
Recreational vehicle	6,249	7,602
Other	5,594	2,537
Total consumer loans	263,692	216,598
Total loans	1,963,712	1,519,477
Less:
Allowance for loan losses	20,555	19,087
Deferred loan costs, net	(4,538)	(3,187)
Total	16,017	15,900
Loans, net	$1,947,695	$1,503,577

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of September 30, 2017 and December 31, 2016 and activity for the three and nine months ended September 30, 2017 and 2016.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended September 30, 2017
Beginning balance	$10,821	$5,968	$2,871	$19,660
Provision (recovery)	512	369	(160)	721
Charge-offs	(12)	(427)	(147)	(586)
Recoveries	361	136	263	760
Ending balance	$11,682	$6,046	$2,827	$20,555
For the nine months ended September 30, 2017
Beginning balance	$10,824	$5,538	$2,725	$19,087
Provision	1,537	1,234	267	3,038
Charge-offs	(1,335)	(930)	(626)	(2,891)
Recoveries	656	204	461	1,321
Ending balance	$11,682	$6,046	$2,827	$20,555
As of September 30, 2017
Period-end amount allocated to:
Loans individually evaluated for impairment	$16	$1,169	$411	1,596
Loans collectively evaluated for impairment	11,612	4,877	2,416	18,905
Loans acquired with deteriorated credit quality	54	—	—	54
Ending balance	$11,682	$6,046	$2,827	$20,555
Period-end balances:
Loans individually evaluated for impairment	2,322	16,718	7,314	26,354
Loans collectively evaluated for impairment	787,550	892,226	256,378	1,936,154
Loans acquired with deteriorated credit quality	1,204	—	—	1,204
Ending balance	$791,076	$908,944	$263,692	$1,963,712

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
For the three months ended September 30, 2016
Beginning balance	$8,958	$5,644	$2,570	$17,172
Provision	842	268	234	1,344
Charge-offs	(533)	(166)	(222)	(921)
Recoveries	527	20	92	639
Ending balance	$9,794	$5,766	$2,674	$18,234
For the nine months ended September 30, 2016
Beginning balance	$8,077	$6,630	$3,005	$17,712
Provision (recovery)	4,055	(359)	198	3,894
Charge-offs	(3,026)	(612)	(977)	(4,615)
Recoveries	688	107	448	1,243
Ending balance	$9,794	$5,766	$2,674	$18,234
As of December 31, 2016
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,271	$1,245	$500	$3,016
Loans collectively evaluated for impairment	9,553	4,293	2,225	16,071
Ending balance	$10,824	$5,538	$2,725	$19,087
Period-end balances:
Loans individually evaluated for impairment	$6,018	$17,485	$8,045	$31,548
Loans collectively evaluated for impairment	498,240	781,136	208,553	1,487,929
Ending balance	$504,258	$798,621	$216,598	$1,519,477

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  As of September 30, 2017, the Company evaluated 21 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

The following table presents loans individually evaluated for impairment by class of loans as of and for nine months ended September 30, 2017:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$466	$402	$—	$309	$3	$3
Nonresidential	673	153	—	818	6	6
Land	715	9	—	15	—	—
Construction	2,467	—	—	—	—	—
Secured	263	210	—	195	1	1
Unsecured	194	—	—	—	—	—
Total commercial loans	4,778	774	—	1,337	10	10
Residential mortgage loans
One-to four-family	6,793	5,814	—	6,025	81	73
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,793	5,814	—	6,025	81	73
Consumer loans
Home equity	1,556	1,177	—	1,477	11	11
Auto	8	1	—	9	—	—
Marine	540	169	—	200	—	—
Recreational vehicle	809	389	—	220	12	12
Other	1	1	—	—	—	—
Total consumer loans	2,914	1,737	—	1,906	23	23
Total	$14,485	$8,325	$—	$9,268	$114	$106
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	1,582	1,548	16	2,010	86	85
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	—	—	—	43	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	1,582	1,548	16	2,053	86	85
Residential mortgage loans
One-to four-family	11,042	10,904	1,169	10,799	385	343
Construction	—	—	—	—	—	—
Total residential mortgage loans	11,042	10,904	1,169	10,799	385	343
Consumer loans
Home equity	5,132	5,055	387	5,173	214	199
Auto	—	—	—	—	—	—
Marine	102	102	1	105	4	4
Recreational vehicle	432	420	23	616	14	14
Other	—	—	—	—	—	—
Total consumer loans	5,666	5,577	411	5,894	232	217
Total	18,290	18,029	1,596	18,746	703	645
Total impaired loans	$32,775	$26,354	$1,596	$28,014	$817	$751

The following table presents loans individually evaluated for impairment by class of loans as of and for nine months ended September 30, 2016:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$59	$—	$—	$—	$—	$—
Nonresidential	952	149	—	248	4	4
Land	3,922	134	—	322	—	—
Construction	3,594	—	—	—	—	—
Secured	3,743	3,700	—	3,700	—	—
Unsecured	821	—	—	—	7	7
Total commercial loans	13,091	3,983	—	4,270	11	11
Residential mortgage loans
One-to four-family	7,401	5,727	—	6,049	55	49
Construction	—	—	—	—	—	—
Total residential mortgage loans	7,401	5,727	—	6,049	55	49
Consumer loans
Home equity	1,728	1,272	—	1,415	14	14
Auto	13	8	—	10	—	—
Marine	543	301	—	294	—	—
Recreational vehicle	637	322	—	241	4	4
Other	—	—	—	3	—	—
Total consumer loans	2,921	1,903	—	1,963	18	18
Total	$23,413	$11,613	$—	$12,282	$84	$78
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	11,660	9,164	935	7,911	208	206
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	616	550	81	692	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	12,276	9,714	1,016	8,603	208	206
Residential mortgage loans
One-to four-family	12,123	12,121	1,342	12,587	423	373
Construction	—	—	—	—	—	—
Total residential mortgage loans	12,123	12,121	1,342	12,587	423	373
Consumer loans
Home equity	5,997	5,997	435	6,592	257	238
Auto	—	—	—	—	—	—
Marine	153	153	4	158	6	4
Recreational vehicle	655	655	77	815	20	19
Other	—	—	—	2	—	—
Total consumer loans	6,805	6,805	516	7,567	283	261
Total	31,204	28,640	2,874	28,757	914	840
Total impaired loans	$54,617	$40,253	$2,874	$41,039	$998	$918

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2016:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$55	$—	$—
Nonresidential	2,278	1,489	—
Land	3,922	34	—
Construction	3,594	—	—
Secured	242	190	—
Unsecured	713	—	—
Total commercial loans	10,804	1,713	—
Residential mortgage loans
One-to four-family	8,736	6,758	—
Construction	—	—	—
Total residential mortgage loans	8,736	6,758	—
Consumer loans
Home equity	2,159	1,583	—
Auto	11	3	—
Marine	585	267	—
Recreational vehicle	433	120	—
Other	—	—	—
Total consumer loans	3,188	1,973	—
Total	$22,728	$10,444	$—
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	6,930	4,133	1,193
Land	—	—	—
Construction	—	—	—
Secured	237	172	78
Unsecured	—	—	—
Total commercial loans	7,167	4,305	1,271
Residential mortgage loans
One-to four-family	10,810	10,727	1,245
Construction	—	—	—
Total residential mortgage loans	10,810	10,727	1,245
Consumer loans
Home equity	5,390	5,335	426
Auto	—	—	—
Marine	108	108	1
Recreational vehicle	639	629	73
Other	—	—	—
Total consumer loans	6,137	6,072	500
Total	24,114	21,104	3,016
Total impaired loans	$46,842	$31,548	$3,016

The unpaid principal balance is the total amount of the loan that is due to Home Savings. The recorded investment includes the unpaid principal balance less any charge-offs or partial charge-offs applied to specific loans. The unpaid principal balance and the recorded investment both exclude accrued interest receivable and deferred loan costs, both of which are immaterial.

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2017:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$408	$—	$—
Nonresidential	809	3	3
Land	9	—	—
Construction	—	—	—
Secured	200	1	1
Unsecured	—	—	—
Total commercial loans	1,426	4	4
Residential mortgage loans
One-to four-family	5,788	35	33
Construction	—	—	—
Total residential mortgage loans	5,788	35	33
Consumer loans
Home equity	1,356	4	4
Auto	10	—	—
Marine	169	—	—
Recreational vehicle	271	3	3
Other	1	—	—
Total consumer loans	1,807	7	7
Total	$9,021	$46	$44
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	1,002	26	26
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1,002	26	26
Residential mortgage loans
One-to four-family	10,666	112	112
Construction	—	—	—
Total residential mortgage loans	10,666	112	112
Consumer loans
Home equity	4,987	65	65
Auto	—	—	—
Marine	103	1	1
Recreational vehicle	556	5	5
Other	—	—	—
Total consumer loans	5,646	71	71
Total	17,314	209	209
Total impaired loans	$26,335	$255	$253

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2016:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	238	1	1
Land	259	—
Construction	—	—	—
Secured	3,700	—	—
Unsecured	—	—	—
Total commercial loans	4,197	1	1
Residential mortgage loans
One-to four-family	6,125	19	19
Construction	—	—	—
Total residential mortgage loans	6,125	19	19
Consumer loans
Home equity	1,306	9	9
Auto	9	—	—
Marine	302	—	—
Recreational vehicle	298	1	1
Other	2	—	—
Total consumer loans	1,917	10	10
Total	$12,239	$30	$30
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	8,868	84	84
Land	—	—	—
Construction	—	—	—
Secured	742	—	—
Unsecured	—	—	—
Total commercial loans	9,610	84	84
Residential mortgage loans
One-to four-family	12,077	132	127
Construction	—	—	—
Total residential mortgage loans	12,077	132	127
Consumer loans
Home equity	6,138	77	76
Auto	—	—	—
Marine	155	2	2
Recreational vehicle	724	6	6
Other	—	—	—
Total consumer loans	7,017	85	84
Total	28,704	301	295
Total impaired loans	$40,943	$331	$325

Home Savings reclassifies a collateralized mortgage loan and a consumer loan secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at September 30, 2017 and December 31, 2016, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	September 30, 2017		December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$2,975	$2,805	$3,025	$2,576
Consumer loans in process of foreclosure	955	798	1,069	795

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of September 30, 2017:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of September 30, 2017

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$402	$—
Nonresidential	1,234	—
Land	9	—
Construction	—	—
Secured	234	—
Unsecured	—	—
Total commercial loans	1,879	—
Residential mortgage loans
One-to four-family	6,627	—
Construction	—	—
Total residential mortgage loans	6,627	—
Consumer Loans
Home equity	1,714	—
Auto	38	—
Marine	169	—
Recreational vehicle	409	6
Other	2	2
Total consumer loans	2,332	8
Total nonaccrual loans and loans past due over 90 days and still accruing	$10,838	$8

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of December 31, 2016:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2016

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	3,546	—
Land	34	—
Construction	—	—
Secured	361	—
Unsecured	—	—
Total commercial loans	3,941	—
Residential mortgage loans
One-to four-family	6,084	—
Construction	—	—
Total residential mortgage loans	6,084	—
Consumer Loans
Home equity	1,936	—
Auto	31	—
Marine	267	—
Recreational vehicle	178	—
Other	2	—
Total consumer loans	2,414	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$12,439	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of September 30, 2017:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—		$402	$402	$126,575	$126,977
Nonresidential	206	1,204	7	1,417	365,330	366,747
Land	—	—	9	9	13,657	13,666
Construction	—	—	—	—	108,105	108,105
Secured	157	16	212	385	167,048	167,433
Unsecured	—	—	—	—	8,148	8,148
Total commercial loans	363	1,220	630	2,213	788,863	791,076
Residential mortgage loans
One-to four-family	3,588	1,305	5,066	9,959	841,904	851,863
Construction	—	—	—	—	57,081	57,081
Total residential mortgage loans	3,588	1,305	5,066	9,959	898,985	908,944
Consumer Loans:
Home equity	1,026	192	1,467	2,685	190,717	193,402
Automobile	137	76	17	230	56,653	56,883
Marine	13	—	169	182	1,382	1,564
Recreational vehicle	357	164	298	819	5,430	6,249
Other	2	13	3	18	5,576	5,594
Total consumer loans	1,535	445	1,954	3,934	259,758	263,692
Total loans	$5,486	$2,970	$7,650	$16,106	$1,947,606	$1,963,712

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2016:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$93,597	$93,597
Nonresidential	3,511	—	61	3,572	227,829	231,401
Land	—	—	34	34	8,339	8,373
Construction	—	—	—	—	68,158	68,158
Secured	—	—	361	361	94,982	95,343
Unsecured	—	—	—	—	7,386	7,386
Total commercial loans	3,511	—	456	3,967	500,291	504,258
Residential mortgage loans
One-to four-family	3,774	1,717	5,461	10,952	751,974	762,926
Construction	—	—	—	—	35,695	35,695
Total residential mortgage loans	3,774	1,717	5,461	10,952	787,669	798,621
Consumer Loans:
Home equity	941	458	1,669	3,068	161,986	165,054
Automobile	130	—	3	133	39,476	39,609
Marine	—	—	267	267	1,529	1,796
Recreational vehicle	131	347	—	478	7,124	7,602
Other	1	3	2	6	2,531	2,537
Total consumer loans	1,203	808	1,941	3,952	212,646	216,598
Total loans	$8,488	$2,525	$7,858	$18,871	$1,500,606	$1,519,477

As of September 30, 2017 and December 31, 2016, the Company has a recorded investment in troubled debt restructurings of $21.3 million and $26.6 million, respectively.  The Company allocated $1.6 million of specific allowance for those loans at September 30, 2017 and $3.0 million at December 31, 2016.  The Company has committed to lend additional amounts totaling up to $37,000 and $31,000 at September 30, 2017 and December 31, 2016, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2017:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One-to four-family	1	147	169
Construction	—	—	—
Total residential mortgage loans	1	147	169
Consumer loans
Home equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	—	—	—
Total restructured loans	1	$147	$169

The troubled debt restructurings described above had no effect on the allowance for loan losses and resulted in no charge-offs during the three months ended September 30, 2017.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2017:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One-to four-family	2	222	253
Construction	—	—	—
Total residential mortgage loans	2	222	253
Consumer loans
Home equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	1	115	115
Other	—	—	—
Total consumer loans	1	115	115
Total restructured loans	3	$337	$368

The troubled debt restructurings described above increased the allowance for loan losses by $6,000 and resulted in no charge-offs during the nine months ended September 30, 2017.

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

The troubled debt restructurings described above increased the allowance for loan losses by $20,000, and resulted in no charge-offs during the three months ended September 30, 2016.

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

The troubled debt restructurings described above increased the allowance for loan losses by $31,000 and resulted in no charge-offs during the nine months ended September 30, 2017.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the period ended September 30, 2017.

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	1	162
Construction	—	—
Total residential mortgage loans	1	162
Consumer loans
Home equity	1	47
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	1	47
Total restructured loans	2	$209

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three and nine months ended September 30, 2017, and had no effect on the provision for loan losses.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended September 30, 2016:

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

The troubled debt restructurings that subsequently defaulted described above resulted in no of charge-offs during the three and nine months ended September 30, 2016, and had no effect on the provision for loan losses.

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

As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Loans

September 30, 2017

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$124,441	$1,975	$561	$—	$—	$561	$126,977
Nonresidential	355,846	3,171	7,730	—	—	7,730	366,747
Land	13,657	—	9	—	—	9	13,666
Construction	107,702	403	—	—	—	—	108,105
Secured	137,977	1,421	28,035	—	—	28,035	167,433
Unsecured	8,054	—	94	—	—	94	8,148
Total commercial loans	747,677	6,970	36,429	—	—	36,429	791,076
Residential mortgage loans
One-to four-family	842,928	769	8,166	—	—	8,166	851,863
Construction	57,081	—	—	—	—	—	57,081
Total residential mortgage loans	900,009	769	8,166	—	—	8,166	908,944
Consumer Loans
Home equity	191,689	—	1,713	—	—	1,713	193,402
Auto	56,845	—	38	—	—	38	56,883
Marine	1,395	—	169	—	—	169	1,564
Recreational vehicle	5,840	—	409	—	—	409	6,249
Other	5,592	—	2	—	—	2	5,594
Total consumer loans	261,361	—	2,331	—	—	2,331	263,692
Total loans	$1,909,047	$7,739	$46,926	$—	$—	$46,926	$1,963,712

Loans

December 31, 2016

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$89,468	$3,564	$565	$—	$—	$565	$93,597
Nonresidential	217,204	6,037	8,160	—	—	8,160	231,401
Land	8,339	—	34	—	—	34	8,373
Construction	68,158	—	—	—	—	—	68,158
Secured	89,756	3,420	2,167	—	—	2,167	95,343
Unsecured	7,291	—	95	—	—	95	7,386
Total commercial loans	480,216	13,021	11,021	—	—	11,021	504,258
Residential mortgage loans
One-to four-family	754,996	104	7,826	—	—	7,826	762,926
Construction	35,695	—	—	—	—	—	35,695
Total residential mortgage loans	790,691	104	7,826	—	—	7,826	798,621
Consumer Loans
Home equity	163,101	—	1,953	—	—	1,953	165,054
Auto	39,577	1	31	—	—	31	39,609
Marine	1,530	—	266	—	—	266	1,796
Recreational vehicle	7,424	—	178	—	—	178	7,602
Other	2,535	—	2	—	—	2	2,537
Total consumer loans	214,167	1	2,430	—	—	2,430	216,598
Total loans	$1,485,074	$13,126	$21,277	$—	$—	$21,277	$1,519,477

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

September 30, 2017
(Dollars in thousands)
Commercial loans	$1,204
Residential mortgage loans	—
Consumer loans	—
Outstanding balance	$1,204

Carrying amount, net of allowance of $54,000	$1,150

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2017
		(Dollars in thousands)
Beginning of period	$116	$—
New loans purchased	—	158
Accretion of income	12	54
Balance at September 30	$104	$104

For the purchased credit impaired loans disclosed above, there was an increase of $54,000 in the allowance for loan losses for the three and nine months ended September 30, 2017.

Purchased credit impaired loans acquired during the nine months ended September 30, 2017 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

September 30, 2017
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

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.  The carrying amounts of such loans are as follows:

September 30, 2017
(Dollars in thousands)
Loans at beginning of year	$—
Loans purchased during the year	1,797
Loans at end of period	1,204

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.2 billion as of September 30, 2017 and $1.2 billion as of December 31, 2016. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

The principal balances of mortgage loans serviced for others are as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$979,546	$956,278
FNMA	235,246	208,114
Private investor	26,350	—

During the second quarter of 2017, the Company sold $27.9 million of adjustable rate 1-4 family mortgages to a private investor in a bulk mortgage loan sale.  The Company recognized 45 basis points of mortgage service release premium as part of the gain recognized on this sale.   Customer escrow balances with loans serviced for FHLMC, FNMA and the private investor totaled $9.2 million and $14.3 million at September 30, 2017 and December 31, 2016, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$6,161	$5,813	$6,070	$5,686
Originations	793	708	1,819	1,870
Amortized to expense	(491)	(525)	(1,426)	(1,560)
Balance, end of period	6,463	5,996	6,463	5,996
Less valuation allowance	(15)	(741)	(15)	(741)
Net balance	$6,448	$5,255	$6,448	$5,255

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$(5)	$(766)	$—	$(39)
Impairment charges	(10)	—	(15)	(727)
Recoveries	—	25	—	25
Balance, end of period	$(15)	$(741)	$(15)	$(741)

The fair value of mortgage servicing rights as of September 30, 2017, was approximately $10.5 million and at December 31, 2016, the fair value was approximately $10.2 million.

Key economic assumptions in measuring the value of mortgage servicing rights at September 30, 2017, and December 31, 2016, were as follows:

	September 30, 2017	December 31, 2016
Weighted average prepayment rate	187 PSA	165 PSA
Weighted average life (in years)	6.22	6.64
Weighted average discount rate	9.00%	9.00%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Real estate owned and other repossessed assets	$1,566	$2,789
Valuation allowance	(423)	(1,012)
End of period	$1,143	$1,777

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Dollars in thousands)
Beginning of period	$389	$1,001	$1,012	$1,229
Amounts charged to (recovery of) expense	53	1	15	(25)
Reductions due to sales	(19)	1	(604)	(201)
End of period	$423	$1,003	$423	$1,003

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Dollars in thousands)
Net loss (gains) on sales	$20	$(1)	$128	$101
Provision for unrealized (gains) losses , net	53	1	15	(25)
Operating expenses, net of rental income	33	41	118	190
Total expenses	$106	$41	$261	$266

9.	FAIR VALUE MEASUREMENT

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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2017 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$125,060	$—	$125,060	$—
States of the U.S. and political subdivisions	59,192	—	59,192
Mortgage-backed GSE securities: residential	90,570	—	90,570	—
Loans held for sale, at fair value	84,349	—	14,111	70,238
Purchased certificate of deposit option	823	—	823	—
Liabilities
Written certificate of deposit option	823	—	823	—

		Fair Value Measurements at December 31, 2016 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$186,033	$—	$186,033	$—
States of the U.S. and political subdivisions	57,757	—	57,757	—
Mortgage-backed GSE securities: residential	99,494	—	99,494	—
Loans held for sale, at fair value	62,593	—	8,832	53,761
Purchased certificate of deposit option	882	—	882	—
Liabilities
Written certificate of deposit option	882	—	882	—

There were no transfers between Level 1 and Level 2 during 2017 or 2016.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 and 2016.

	Loans Held for Sale, At Fair Value		Loans Held for Sale, At Fair Value
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$69,995	$33,605	$53,761	$26,716
Total gains (losses) for the period
Included in change in fair value of loans held for sale	1,145	414	3,557	1,705
Included in other comprehensive income	—	—	—	—
Originations/Draws on construction perm loans	28,864	25,464	80,109	60,925
Amortization	—	—	—	—
Sales	(29,766)	(12,347)	(67,189)	(42,210)
Balance of recurring Level 3 assets at end of period	$70,238	$47,136	$70,238	$47,136

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2017:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$70,238	Comparable sales	Time discount	0.00-1.80%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2016:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$53,761	Comparable sales	Time discount	0.00-1.80%

The fair value of loans held for sale, at fair value was determined using pricing from a quoted market, discounted for the length of time to the completion of the construction project.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2017 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Multifamily	$443	$—	$—	$443
Residential loans
One-to four-family residential	536	—	—	536
Consumer loans
Home Equity	92	—	—	92
Marine	169	—	—	169
Mortgage servicing rights	125	—	125	—
Other real estate owned, net
Commercial loans
Construction loans	443	—	—	443
Residential loans
One-to four-family residential	136	—	—	136

		Fair Value Measurements at December 31, 2016 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
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

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $1.2 million at September 30, 2017, that includes a specific valuation allowance of $42,000. This resulted in an increase of the provision for loan losses of $92,000 and $571,000 during the three and nine months ended September 30, 2017, respectively. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $7.7 million at September 30, 2016, which includes a specific valuation allowance of $989,000. This resulted in an increase in the provision for loan losses of $134,000 and $3.7 million for the three and nine months ended September 30, 2016.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.0 million at December 31, 2016, that includes a specific valuation allowance of $1.3 million.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At September 30, 2017, mortgage servicing rights carried at fair value were $125,000, with a net valuation allowance of $15,000.  At September 30, 2016, mortgage servicing rights, carried at fair value totaled $3.3 million, resulting in a net valuation allowance of $741,000.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  Net impairment reflected in other income totaled $10,000 and $15,000 for the three and nine months ended September 30, 2017, respectively.  Net (recovery) impairment reflected in other income totaled $(25,000) and $702,000 for the three and nine months ended September 30, 2016.  The value reflects the characteristics of the underlying loans.

At September 30, 2017, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $580,000, with a valuation allowance of $423,000. This resulted in expense of $53,000 and $15,000 during the three and nine months ended September 30, 2017.  At September 30, 2016, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $1.0 million with a valuation allowance of $1.0 million. This resulted in an expense (recovery) of $1,000 and $(25,000) during the three and nine months ended September 30, 2016, respectively. At December 31, 2016, other real estate owned had a net carrying amount of $1.0 million, with a valuation allowance of $1.0  million.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Multi Family	$443	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-35.00% (15.00%)
Residential loans
One-to four-family residential	536	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Home Equity	92	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Marine	169	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-37.00% (37.00%)
Other real estate owned, net
Commercial loans
Construction loans	443	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-80.00% (24.03%)
Residential loans
One-to four-family residential	136	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-0.00% (0.00%)

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

The Company has elected the fair value option for newly originated residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Aggregate fair value	$84,349	$62,593
Contractual balance	80,611	62,843
Gain (loss)	3,738	(250)

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2017 and 2016 for loans held for sale, at fair value were:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(Dollars in thousands)
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—
Change in fair value	1,088	556	3,988	2,205
Total change in fair value	$1,088	$556	$3,988	$2,205

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at September 30, 2017 and December 31, 2016, were as follows:

		Fair Value Measurements at September 30, 2017 Using:
	September 30,
	2017
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$38,010	$38,010	$—	$—
Available for sale securities	274,822	—	274,822	—
Held to maturity securities	85,549	—	85,024	—
Loans held for sale	196	—	203	—
Loans held for sale, at fair value	84,349	—	14,111	70,238
Loans, net	1,947,695	—	—	1,942,267
FHLB stock	19,324	n/a	n/a	n/a
Accrued interest receivable	7,253	—	1,733	5,520
Purchased certificate of deposit option	823	—	823	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,241,779)	(1,241,779)	—	—
Certificates of deposit	(696,920)	—	(698,045)	—
FHLB advances	(328,341)	—	(328,342)	—
Repurchase agreements and other	(10,191)	—	(9,911)	—
Advance payments by borrowers for taxes and insurance	(16,048)	(16,048)	—	—
Accrued interest payable	(722)	—	(722)	—
Written certificate of deposit option	(823)	—	(823)	—

		Fair Value Measurements at December 31, 2016 Using:
	December 31,
	2016
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$45,887	$45,887	$—	$—
Available for sale securities	343,284	—	343,284	—
Held to maturity securities	97,519	—	92,940	3,210
Loans held for sale at lower of cost or market	165	—	169	—
Loans held for sale, at fair value	62,593	—	8,832	53,761
Loans, net	1,503,577	—	—	1,494,534
FHLB stock	18,068	n/a	n/a	n/a
Accrued interest receivable	6,900	—	2,624	4,276
Purchased certificate of deposit option	882	—	882	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,026,565)	(1,026,565)	—	—
Certificates of deposit	(488,426)	—	(491,278)	—
FHLB advances	(390,756)	—	(390,750)	—
Repurchase agreements and other	(512)	—	(513)	—
Advance payments by borrowers for taxes and insurance	(23,812)	(23,812)	—	—
Accrued interest payable	(145)	—	(145)	—
Written certificate of deposit option	(882)	—	(882)	—

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

10.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Nine Months Ended September 30,
	2017	2016
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$8,611	$6,203
Income taxes	425	275
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	651	813
Transfers from loans to loans held for sale	27,921	—
Transfers from premises and equipment to other assets, held for sale	1,720	—
Accretion of securities held to maturity	151	181
Issuance of common stock - James & Sons acquisition	—	1,547
Issuance of common stock - Ohio Legacy Corp. acquisition	25,816	—
Net assets acquired from Ohio Legacy Corp., excluding cash and cash equivalents	36	—

11.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. No stock options were anti-dilutive for the three and nine months ended September 30, 2017.  No stock options were anti-dilutive for the three months and nine months ended September 30, 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$7,556	$5,153	$17,283	$13,803
Net income allocated to participating securities	(42)	(38)	(108)	(88)
Net income allocated to common stock	$7,514	$5,115	$17,175	$13,715

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$1,979	$1,385	$4,941	$3,753
Undistributed earnings allocated to common stock	5,535	3,730	12,234	9,962
Net income allocated to common stock	$7,514	$5,115	$17,175	$13,715
Weighted average common shares outstanding, including shares considered participating securities	49,736	46,508	49,353	47,104
Less: Average participating securities	(276)	(341)	(308)	(302)
Weighted average shares	49,460	46,167	49,045	46,802
Basic earnings per common share	$0.15	$0.11	$0.35	$0.29

Diluted earnings per common share computation:
Net income allocated to common stock	$7,514	$5,115	$17,175	$13,715
Weighted average common shares outstanding for basic earnings per common share	49,460	46,167	49,045	46,802
Add: Dilutive effects of assumed exercises of stock options and LTIP awards	391	225	396	214
Weighted average shares and dilutive potential common shares	49,851	46,392	49,441	47,016
Diluted earnings per common share	$0.15	$0.11	$0.35	$0.29

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, disproportional tax effects and changes in unrealized gains and losses on the postretirement liability. The change includes reclassification of net gains or (losses) on sales of securities of $236,000 and $218,000 for the three months ended September 30, 2017 and 2016, respectively and $566,000 and $604,000 for the nine months ended September 30, 2017 and 2016, respectively.  Reclassifications also include amortization of unrealized gains on postretirement plan and accretion of unrealized loss on held to maturity securities.

Other comprehensive income (loss) components and related tax effects for the three-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
September 30, 2017	(Dollars in thousands)
Balances at beginning of period, net of tax	$(603)	$(17,110)	$(735)	$(18,448)
Other comprehensive income before reclassifications	639	—	—	639
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	33	33
Reclassification adjustment for gains realized in income	(153)	—	—	(153)
Net current period other comprehensive income	486	—	33	519
Balances at end of period, net of tax	$(117)	$(17,110)	$(702)	$(17,929)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
September 30, 2016	(Dollars in thousands)
Balances at beginning of period, net of tax	$8,379	$(17,110)	$(889)	$469	$511	$(8,640)
Other comprehensive income before reclassifications	(1,227)	—	—	—	—	(1,227)
Amortization of unrealized gains of postretirement plan recognized in other comprehensive income	—	—	—	(289)	—	(289)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	47	—	—	47
Reclassification adjustment for gains realized in income	(142)	—	—	—	—	(142)
Net current period other comprehensive income	(1,369)	—	47	(289)	—	(1,611)
Balances at end of period, net of tax	$7,010	$(17,110)	$(842)	$180	$511	$(10,251)

Other comprehensive income (loss) components and related tax effects for the nine-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
September 30, 2017	(Dollars in thousands)
Balances at beginning of period, net of tax	$(3,130)	$(17,110)	$(800)	$(21,040)
Other comprehensive income before reclassifications	3,381	—	—	3,381
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	98	98
Reclassification adjustment for gains realized in income	(368)	—	—	(368)
Net current period other comprehensive income	3,013	—	98	3,111
Balances at end of period, net of tax	$(117)	$(17,110)	$(702)	$(17,929)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
September 30, 2016	(Dollars in thousands)
Balances at beginning of period, net of tax	$(2,492)	$(17,110)	$(960)	$831	$511	$(19,220)
Other comprehensive income before reclassifications	9,895	—		—	—	9,895
Amortization of unrealized gains of postretirement plan recognized in other comprehensive income	—	—	—	(651)	—	(651)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	118	—	—	118
Reclassification adjustment for gains realized in income	(393)	—	—	—	—	(393)
Net current period other comprehensive income	9,502	—	118	(651)	—	8,969
Balances at end of period, net of tax	$7,010	$(17,110)	$(842)	$180	$511	$(10,251)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended September 30, 2017:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$236	Net gains on securities available for sale
	(83)	Tax expense
Total reclassification during the period	$153	Net of tax, increase to net income

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the nine months ended September 30, 2017:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$566	Net gains on securities available for sale
	(198)	Tax expense
Total reclassification during the period	$368	Net of tax, increase to net income

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

The capital conservation buffer requirement will be phased in through January 1, 2019, when the full capital conservation buffer requirement will be effective. The capital conservation buffer for 2017 is 1.25%.  The capital conservation buffer for 2016 was 0.625%.  The final rule also implemented consolidated capital requirements.

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

	September 30, 2017
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes***		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$287,665	14.74%	$180,469	9.25%	$195,101	10.00%
Tier 1 capital (to risk-weighted assets)	267,141	13.69%	141,448	7.25%	156,081	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	267,141	13.69%	112,183	5.75%	126,816	6.50%
Tier 1 capital (to average assets)**	267,141	10.46%	102,142	4.00%	127,677	5.00%

	December 31, 2016
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation***		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$248,861	16.47%	$130,292	8.625%	$151,063	10.00%
Tier 1 capital (to risk-weighted assets)	229,938	15.22%	100,079	6.625%	120,850	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	229,938	15.22%	77,420	5.125%	98,191	6.50%
Tier 1 capital (to average assets)**	229,938	10.65%	86,360	4.000%	107,950	5.00%

**	Tier 1 Leverage Capital Ratio
***	The capital ratios are reflective of the capital conservation buffer

Management believes that as of September 30, 2017 and December 31, 2016, Home Savings met all capital adequacy requirements to which it was subject.  As of September 30, 2017 and December 31, 2016, Home Savings met the capital requirements to be deemed well capitalized. There are no known conditions that would change this classification subsequent to September 30, 2017.

The components of Home Savings’ regulatory capital are as follows:

	September 30, 2017	December 31, 2016
Total shareholders' equity	$272,589	$216,475
Add (deduct)
Accumulated other comprehensive income	17,944	21,056
Intangible assets	(20,241)	(3)
Disallowed deferred tax assets	(3,151)	(7,590)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	267,141	229,938
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	20,524	18,923
Total risk-based capital	$287,665	$248,861

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	September 30, 2017

			Minimum Capital
			Requirements
	Actual		Per Regulation***
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$300,578	15.38%	$180,758	9.25%
Tier 1 capital (to risk-weighted assets)	280,023	14.33%	141,675	7.25%
Common equity Tier 1 capital (to risk-weighted assets)	280,023	14.33%	112,363	5.75%
Tier 1 capital (to average assets)**	280,023	10.95%	102,306	4.00%

	December 31, 2016

			Minimum Capital
			Requirements
	Actual		Per Regulation***
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$277,817	18.38%	$130,369	8.625%
Tier 1 capital (to risk-weighted assets)	258,869	17.13%	100,139	6.625%
Common equity Tier 1 capital (to risk-weighted assets)	258,869	17.13%	77,466	5.125%
Tier 1 capital (to average assets)**	258,869	11.98%	86,425	4.000%

**	Tier 1 Leverage Capital Ratio
***	The capital ratios are reflective of the capital conservation buffer

The components of United Community’s consolidated regulatory capital are as follows:

	September 30, 2017	December 31, 2016
Total shareholders' equity	$291,851	$249,806
Add (deduct)
Accumulated other comprehensive income	17,929	21,040
Intangible assets	(22,773)	(1,567)
Disallowed deferred tax assets	(6,984)	(10,410)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	280,023	258,869
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	20,555	18,948
Total risk-based capital	$300,578	$277,817

14.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$7,194	$6,680
Depreciation	940	748
Other real estate owned valuation	148	354
Tax credits carryforward	2,816	1,471
Unrealized loss on securities available for sale	62	1,685
Unrealized loss on securities held to maturity	378	431
Interest on nonaccrual loans	887	1,039
Net operating loss carryforward	4,613	8,574
Purchase accounting adjustment	781	—
Accrued bonuses	991	812
Other	80	221
Deferred tax assets	18,890	22,015
Deferred tax liabilities:
Deferred loan fees	1,772	1,275
Federal Home Loan Bank stock dividends	4,645	4,585
Mortgage servicing rights	2,257	2,124
FHLB prepayment penalty	649	786
Purchase accounting adjustment	—	371
Prepaid expenses	555	139
Deferred tax liabilities	9,878	9,280
Net deferred tax asset	$9,012	$12,735

As of September 30, 2017, the net deferred tax asset was $9.0 million, and as of December 31, 2016, the net deferred tax asset was $12.7 million.

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

United Community’s net operating loss of $13.2 million at September 30, 2017 will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2030. In addition, United Community is carrying forward $2.8 million of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

Effective tax rates differ from the statutory federal income tax rate of 35% due to the following:

	For the Three Months Ended September 30,
	2017		2016
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$3,718	35.00%	$2,604	35.00%
Increase (decrease) due to:
Tax exempt income	(164)	(1.54)%	(142)	(1.91)%
Life insurance	(148)	(1.39)%	(132)	(1.78)%
Stock compensation	(102)	(0.96)%	—	—%
Other	(237)	(2.23)%	(42)	(0.56)%
Income tax provision	$3,067	28.88%	$2,288	30.75%

	For the Nine Months Ended September 30,
	2017		2016
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$8,499	35.00%	$7,074	35.00%
Increase (decrease) due to:
Tax exempt income	(499)	(2.05)%	(327)	(1.62)%
Life insurance	(416)	(1.71)%	(388)	(1.92)%
Stock compensation	(300)	(1.24)%	—	—%
Other	(283)	(1.17)%	50	0.25%
Income tax provision	$7,001	28.83%	$6,409	31.71%

15.	GOODWILL AND INTANGIBLE ASSETS

Goodwill:

The change in goodwill during the periods presented is as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Beginning of the year	$208	$—
Effect of adjustments-James & Sons Insurance	636	—
Acquired goodwill-OLCB	18,420	—
Effect of adjustments-OLCB	15	—
Acquired goodwill-Eich Brothers Insurance	188	—
Acquired goodwill-Stevens Insurance	21	—
Acquired goodwill-James & Sons Insurance	—	208
Impairment	—	—
End of the year	$19,488	$208

The changes to goodwill during the nine months ended September 30, 2017 are primarily due to changes in the final market value for the customer list intangible asset, as well as the related tax effect from those adjustments related to the James & Sons acquisition in January 2016.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  If the carrying amount of a reporting unit is zero or less than zero, a qualitative analysis of whether it is more likely than not that the reporting unit goodwill is impaired will be performed.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.  The Company did not have any reporting units with a carrying amount of zero or less than zero at September 30, 2017 or December 31, 2016.

Acquired Intangible Assets:

	September 30, 2017		December 31, 2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$11,184	$9,167	$8,952	$8,947
Customer list intangible	2,222	132	1,400	44
Total	$13,406	$9,299	$10,352	$8,991

Core deposit intangible:

	For the nine months ended September 30, 2017	For the year ended December 31, 2016
	(In thousands)
Beginning of the year	$5	$30
Acquired core deposit intangible-OLCB	2,232	—
Amortization	(220)	(25)
End of the period	$2,017	$5

Customer list intangible:

	For the nine months ended September 30, 2017	For the year ended December 31, 2016
	(In thousands)
Beginning of the year	$1,356	$—
Effect of adjustments-James & Sons Insurance	(41)	—
Acquired customer list intangible-OLCB	268	—
Acquired customer list intangible-Eich Brothers Insurance	535	—
Acquired customer list intangible-Stevens Insurance	60	—
Acquired customer list intangible-James & Sons Insurance	—	1,400
Amortization	(88)	(44)
End of the period	$2,090	$1,356

Aggregate amortization expense for the three months ended September 30, 2017 and 2016 was $113,000 and $72,000, respectively.  Aggregate amortization expense for the nine months ended September 30, 2017 and 2016 was $308,000 and $95,000, respectively.  Estimated amortization expense for the remainder of 2017 and the next five years is as follows:

Remainder of 2017	$112,000
2018	448,000
2019	448,000
2020	448,000
2021	448,000
2022	448,000

16.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects.  At September 30, 2017 and December 31, 2016, the balance of the investment for qualified affordable housing projects was $5.8 million and $3.0 million, respectively.  These balances are reflected in other assets on the consolidated balance sheet.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $5.7 million and $2.9 million at September 30, 2017 and December 31, 2016, respectively.  The Company expects to fulfill these commitments over the next eight to ten years.

During the three months ended September 30, 2017 and 2016, the Company recognized amortization expense of $44,000 and $5,000, respectively, which was included within income tax expense on the consolidated statements of income. During the nine months ended September 30, 2017 and 2016, the Company recognized amortization expense of $134,000 and $5,000, respectively.

Additionally, during the three months ended September 30, 2017 and 2016, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $55,000 and $6,000, respectively.  During the nine months ended September 30, 2017 and 2016, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $165,000 and $6,000, respectively.  During the three and nine months ended September 30, 2017 and 2016, the Company incurred no impairment losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Selected financial ratios and other data: (1)	2017	2016	2017	2016
Performance ratios:
Return on average assets (2)	1.17%	0.98%	0.91%	0.90%
Return on average equity (3)	10.43%	8.38%	8.17%	7.44%
Interest rate spread (4)	3.30%	3.14%	3.27%	3.13%
Net interest margin (5)	3.45%	3.25%	3.40%	3.23%
Noninterest expense to average assets	2.39%	2.47%	2.68%	2.49%
Efficiency ratio (6)	57.13%	59.40%	64.47%	61.28%
Average interest-earning assets to average interest-bearing liabilities	124.72%	124.21%	124.66%	124.74%
Capital ratios:
Average equity to average assets	11.19%	11.72%	11.12%	12.08%
Equity to assets, end of period	11.21%	11.87%	11.21%	11.87%
Tier 1 leverage ratio (Bank only)	10.46%	11.28%	10.46%	11.28%
Common equity Tier 1 capital (Bank only)	13.69%	15.97%	13.69%	15.97%
Tier 1 risk-based capital ratio (Bank only)	13.69%	15.97%	13.69%	15.97%
Total risk-based capital ratio (Bank only)	14.74%	17.21%	14.74%	17.21%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	0.62%	1.32%	0.62%	1.32%
Nonperforming assets to average assets (8)	0.76%	1.01%	0.77%	1.04%
Nonperforming assets to total assets at end of period	0.75%	0.98%	0.75%	0.98%
Allowance for loan losses as a percent of loans	1.04%	1.22%	1.04%	1.22%
Allowance for loan losses as a percent of nonperforming loans (7)	169.64%	93.76%	169.64%	93.76%
Total classified assets as a percent of Tier 1 Capital (Bank only)	21.05%	14.83%	21.05%	14.83%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	16.93%	13.06%	16.93%	13.06%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	19.55%	13.76%	19.55%	13.76%
Net (recoveries) chargeoffs as a percent of average loans	(0.04)%	0.08%	0.11%	0.33%
Total 90+ days past due as a percent of net loans	0.40%	1.04%	0.40%	1.04%
Per share data:
Basic earnings per common share (9)	$0.15	$0.11	$0.35	$0.29
Diluted earnings per common share (9)	0.15	0.11	0.35	0.29
Book value per common share (10)	5.87	5.51	5.87	5.51
Tangible book value per common share (11)	5.38	5.48	5.38	5.48
Cash dividend per common share	0.040	0.030	0.100	0.080
Dividend payout ratio (12)	26.54%	27.27%	28.79%	27.59%

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

Material Changes in Financial Condition at September 30, 2017 and December 31, 2016

On January 31, 2017, United Community completed its acquisition of OLCB.  Pursuant to the terms of the Merger Agreement, OLCB was merged with and into United Community (the merger). Immediately following the merger, Home Savings was merged with and into Premier Bank & Trust, a subsidiary of OLCB, and changed its name to Home Savings Bank.

As a result of the merger and in accordance with the terms of the Merger Agreement, each preferred share of OLCB was deemed to have been converted into OLCB common shares. Each OLCB common share was converted into the right to receive either $18.00 in cash or 2.736 United Community common shares, subject to certain allocation procedures set forth in the Merger Agreement that ensured that 50% of OLCB’s common shares outstanding were converted into United Community common shares, and 50% of OLCB’s common shares outstanding were converted into the right to receive the cash consideration. The Company paid cash in lieu of issuing fractional shares.  This transaction resulted in the addition of approximately $349.3 million in assets and the addition of 4 branches in Summit, Stark and Belmont counties.  See Note 4 to the consolidated financial statements for additional information regarding this transaction.

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

Cash and cash equivalents decreased $7.9 million during the first nine months of 2017.  Cash levels can fluctuate period to period based on expectations of funding needs but are expected to remain stable during the remainder of 2017.

Available for sale securities decreased $68.5 million during the first nine months of 2017.  The acquisition of OLCB added $10.0 million dollars in securities to the available for sale portfolio, but the securities matured prior to the end of the first quarter.  The decrease in the available for sale securities balance since December 31, 2016 was the result of pay downs and the amortization of premiums/discounts on the securities along with sales totaling $62.3 million.  The sales were completed to provide additional liquidity for lending activity.  The shrinkage of the securities portfolio to fund loan growth has been part of the Company’s strategic plan.  Partially offsetting this activity was a decrease in the unrealized loss on securities. The unrealized loss in the available for sale portfolio was $178,000 at September 30, 2017, compared to an unrealized loss of $4.8 million at December 31, 2016.

Held to maturity securities declined $12.0 million at September 30, 2017 compared to December 31, 2016.  This change was the result of pay downs and the amortization of premiums/discounts on the securities.

Net loans increased $444.1 million during the first nine months of 2017 primarily as a result of the acquisition of OLCB, which added $259.4 million in balances, but also due to $184.7 million of organic loan growth. The organic loan growth increase was substantially attributed to the commercial portfolio during the period. Offsetting this growth was a mortgage loan sale of $27.7 million during the second quarter of 2017.  See Note 6 to the consolidated financial statements for additional information regarding the composition of loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $20.6 million at September 30, 2017, up from the $19.1 million reported at December 31, 2016. The allowance for loan losses as a percentage of loans was 1.04% at September 30, 2017, compared to 1.25% at December 31, 2016.  The decrease is the result of the acquired loan portfolio being recorded at fair value without an allowance for loan losses.

The allowance for loan losses as a percentage of nonperforming loans was 169.6% at September 30, 2017, compared to 153.5% at December 31, 2016.  Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. As of September 30, 2017, the Company evaluated 21 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans was $26.4 million at September 30, 2017 as compared to $31.5 million at December 31, 2016.

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

TDR loans aggregated $21.3 million at September 30, 2017 compared to $26.6 million at December 31, 2016.  Of the $21.3 million at September 30, 2017, $18.5 million were performing loans according to their modified terms.  The remaining balance of TDR loans of $2.8 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $10.8 million, or 0.56% of loans, at September 30, 2017, compared to $12.4 million, or 0.83% of loans, at December 31, 2016.

Loans held for sale, carried at lower of cost or market, were $196,000 at September 30, 2017, compared to $165,000 at December 31, 2016.  Loans held for sale, carried at fair value, were $84.3 million at September 30, 2017, compared to $62.6 million at December 31, 2016. OLCB had no loans held for sale at the time of acquisition.  The change was primarily attributable to the origination of permanent construction loans during the period.  These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination.  Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Real estate owned and other repossessed assets decreased $634,000 to $1.1 million during the nine months ended September 30, 2017.  Real estate owned and other repossessed assets are recorded at the fair market value of the property less costs to sell. Appraisals are obtained at least annually on real estate properties that exceed $1.0 million in value. A valuation allowance may be established on any property to properly reflect the asset at fair value.

Goodwill and other intangible assets increased $22.0 million during the first nine months of 2017, which was primarily due to the acquisition of OLCB.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. Home Savings recognized $1.2 million as other non-interest income based on the change in cash value of the policies in the nine months ended September 30, 2017 compared to $1.1 million for the nine months ended September 30, 2016.

Total deposits increased $423.7 million from $1.5 billion at December 31, 2016, to $1.9 billion at September 30, 2017.  The increase in deposits is primarily the result of the $266.3 in deposits acquired in the OLCB transaction.  In addition, brokered certificates of deposit increased $80.1 million during the first nine months of 2017 from $76.5 million at December 31, 2016 to $156.6 million at September 30, 2017.  The remaining $77.3 million in balance change was attributable to organic growth.  All deposit types have shown increases as a result of the acquisition.  As of September 30, 2017, the Company had $113.5 million in public funds compared to $106.3 million in public funds at December 31, 2016.  No public funds were acquired in the merger.

FHLB advances decreased from $390.8 million at December 31, 2016 to $328.3 million at September 30, 2017.  The change was primarily due to an increase in brokered certificates of deposit that were used to pay down FHLB advances.

Shareholders’ equity increased $42.0 million to $291.8 million at September 30, 2017 from $249.8 million at December 31, 2016.  The increase is primarily due to the $25.8 million of stock that was issued as part of the purchase of OLCB.  In addition, the Company has earned $17.3 million during the first nine months of 2017 while paying out $5.0 million in common dividends.  A positive change in accumulated other comprehensive income of $3.1 million also contributed to the change in shareholders’ equity.

Book value per common share as of September 30, 2017 was $5.87 as compared to $5.36 per common share as of December 31, 2016.  The Company’s tangible book value per share increased from $5.32 per share at December 31, 2016 to $5.38 at September 30, 2017.  The increase in book value was due to the issuance of shares in the OLCB acquisition while the increase in tangible book value can be attributed to the earnings of the Company along with an improvement in accumulated other comprehensive income. Book value per share is calculated as total shareholders’ equity divided by the number of common shares outstanding. Tangible book value per share is calculated as total shareholders’ equity less goodwill and other intangible assets divided by the number of common shares outstanding.

Material Changes in Results of Operations for the Three Months Ended

September 30, 2017 and September 30, 2016

Net Income. United Community recognized net income for the three months ended September 30, 2017, of $7.6 million, or $0.15 per diluted common share compared to net income of $5.2 million for the three months ended September 30, 2016, or $0.11 per diluted share.  The acquisition of OLCB, the continued growth in earning assets and noninterest income along with a strong focus on expense control have all led to the growth in net income.

Net Interest Income. Net interest income was $20.5 million in the third quarter of 2017 up from the $15.8 million recorded in the third quarter of 2016.  The growth of interest earning assets, both organically and from the acquisition of OLCB, drove this increase along with a 38 basis point improvement in the yield on interest earning assets.  Net interest margin was 3.45% for the third quarter of 2017 compared to 3.25% in the third quarter of 2016.  The increase in the yield on interest earning assets was driven by an increase in yield on total securities of 21 basis points along with a 22 basis point increase in the yield on net loans.  The yield on securities improved primarily due to a change in mix toward higher yielding municipal securities.  The improvement in the yield on net loans was primarily due to the accretion of loan discounts recognized in the acquisition of OLCB along with an increase in market rates on floating and adjustable rate loans.

Interest income increased by $6.3 million in the third quarter of 2017 compared to the same period in 2016, to $24.0 million from $17.8 million. The increase is primarily a result of an increase in average net loans and loans held for sale from both the acquisition and organic growth along with accretion of loan discounts discussed above.  Average net loans increased $484.5 million in the third quarter compared to the same period in 2016. Interest income from net loans increased to $20.7 million for the quarter ended September 30, 2017 compared to $14.6 million for the same period in 2016.  Income from loans held for sale increased to $882,000 for the quarter ended September 30, 2017 compared to $482,000 for the quarter ended September 30, 2016.

Interest expense increased by $1.5 million in the third quarter of 2017 to $3.5 million compared to the same period in 2016. This increase was primarily due to a $346.3 million increase in average interest-bearing liabilities from the acquisition and growth over the previous twelve months along with a 22 basis point increase in the cost of interest-bearing liabilities.  The cost of average interest-bearing deposits increased 11 basis points to 57 basis points for the three months ended September 30, 2017 from 46 basis points for the three months ended September 30, 2016.  The cost of average borrowed funds increased to 1.45% for the quarter ending September 30, 2017 compared to 0.71% for the quarter ended September 30, 2016.

	For the Three Months Ended September 30,
	2017 vs. 2016
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$844	$5,221	$6,065
Loans held for sale	5	395	400
Securities:
Available for sale-taxable	79	(433)	(354)
Available for sale-nontaxable	25	97	122
Held to maturity-taxable	40	(82)	(42)
Held to maturity-nontaxable	14	(38)	(24)
Federal Home Loan Bank stock	60	13	73
Other interest earning assets	33	(1)	32
Total interest earning assets	$1,100	$5,172	$6,272
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$2	$2	$4
Checking accounts	174	56	230
Customer certificates of deposit	(49)	255	206
Brokered certificates of deposit	3	394	397
Federal Home Loan Bank advances:
Long-term advances	64	5	69
Short-term advances	601	(16)	585
Repurchase agreements and other	—	(1)	(1)
Total interest bearing liabilities	$795	$695	1,490
Change in net interest income			$4,782

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $721,000 in the third quarter of 2017, compared to $1.3 million in the third quarter of 2016.  Provision expense in the third quarter of 2017 was primarily driven by organic loan growth during the period.

Noninterest Income. Non-interest income was $6.3 million in the third quarter of 2017 compared to $6.0 million in the third quarter of 2016.  Favorably affecting this change was the increased customer base due to the OLCB acquisition increasing various fee income including $449,000 in trust fees recognized during that time frame.  Offsetting the increase was a decline in mortgage banking income due to lower sales volumes compared to the prior year quarter.

Noninterest Expense. Non-interest expense increased to $15.5 million during the third quarter of 2017 compared to $13.0 million during the third quarter of 2016.  The increase is primarily due to the acquisition of OLCB.

Income Taxes. During the three months ended September 30, 2017, the Company recognized tax expense of $3.1 million on pre-tax income of $10.6 million, compared to tax expense of $2.3 million on pre-tax income of $7.4 million for the three months ended September 30, 2016.  The increased pre-tax income discussed in the narratives above was the primary reason for the increased income tax along with a lower effective tax rate compared to the same quarter a year ago.  The lower effective tax rate is due primarily to nontaxable municipal securities income, BOLI income, tax benefits derived from vesting of restricted stock above grant price, stock option exercises and affordable housing tax credits. See Note 14 to the consolidated financial statements for additional information regarding the composition of income taxes.

Material Changes in Results of Operations for the Nine Months Ended

September 30, 2017 and September 30, 2016

Net Income. United Community recognized net income for the nine months ended September 30, 2017, of $17.3 million, or $0.35 per diluted common share compared to net income of $13.8 million for the nine months ended September 30, 2016, or $0.29 per diluted share.  The increase is primarily the result of the acquisition of OLCB and continued growth in earning assets and fee income lines of business.  Acquisition expenses, net of tax, of $3.3 million related to acquisition activities in the first quarter of 2017 reduced net income and diluted earnings per common share.

Net Interest Income. Net interest income was $59.5 million in the first nine months of 2017 up from the $46.0 million recorded in the first nine months of 2016.  The growth of interest earning assets, both organically and from the acquisition of OLCB, drove this increase along with a 25 basis point improvement in the yield on interest earning assets.  Net interest margin was 3.40% for the first nine months of 2017 compared to 3.23% for the first nine months of 2016.  The increase in the yield on interest earning assets was driven by an increase in yield on total securities of 15 basis points along with a 12 basis point increase in the yield on net loans.  The yield on securities improved primarily due to a change in mix toward higher yielding municipal securities.  The improvement in the yield on net loans was primarily due to the accretion of loan discounts recognized in the acquisition of OLCB along with an increase in market rates on floating and adjustable rate loans.

Interest income increased by $16.4 million in the first nine months of 2017 compared to the same period in 2016, to $68.7 million from $52.2 million. The increase is primarily a result of an increase in average net loans and loans held for sale from both the acquisition and organic growth.  Average total loans, net increased $489.9 million during the first nine months of 2017 compared to the same period in 2016. Interest income from loans increased to $58.3 million for the first nine months of 2017 compared to $42.6 million for the same period in 2016.  Income from loans held for sale increased to $2.4 million for the nine months ended September 30, 2017 compared to $1.2 million for the nine months ended September 30, 2016.

Interest expense increased by $2.9 million in the first nine months of 2017 to $9.2 million compared to the same period in 2016. This increase was primarily due to a $357.8 million increase in average interest-bearing liabilities from the acquisition and growth over the previous twelve months.  The cost of average interest-bearing deposits increased 2 basis points to 51 basis points for the nine months ended September 30, 2017 from 49 basis points at September 30, 2016.  Average borrowed funds increased 48 basis for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

	For the Nine Months Ended September 30,
	2017 vs. 2016
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$1,273	$14,376	$15,649
Loans held for sale	70	1,168	1,238
Securities:
Available for sale-taxable	47	(1,036)	(989)
Available for sale-nontaxable	29	704	733
Held to maturity-taxable	24	(248)	(224)
Held to maturity-nontaxable	14	(44)	(30)
Federal Home Loan Bank stock	117	35	152
Other interest earning assets	92	30	122
Total interest earning assets	$1,666	$14,985	$16,651
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$(21)	$7	$(14)
Checking accounts	336	184	520
Customer certificates of deposit	1,751	(1,812)	(61)
Brokered certificates of deposit	2	890	892
Federal Home Loan Bank advances:
Long-term advances	176	15	191
Short-term advances	1,232	157	1,389
Repurchase agreements and other	(1)	5	4
Total interest bearing liabilities	$3,475	$(554)	2,921
Change in net interest income			$13,730

Provision for Loan Losses. The Company recognized a loan loss provision of $3.0 million in the first nine months of 2017, compared to $3.9 million in the first nine months of 2016.  Provision expense in the last year has primarily been driven by organic loan growth.

Noninterest Income. Non-interest income was $18.8 million in the first nine months of 2017 compared to $16.4 million in the first nine months of 2016.  Favorably affecting this change was the increased customer base due to the OLCB acquisition increasing various fee income for eight months including $1.2 million in trust fees recognized during that time frame. The Company also a had minimal negative change in the valuation adjustment of the mortgage serving asset in the first nine months of 2017, compared with a negative adjustment of $702,000 in the first nine months of 2016.

Noninterest Expense. Non-interest expense increased to $50.9 million during the first nine months of 2017 compared to $38.3 million during the first nine months of 2016.  Excluding the $5.0 million of acquisition related expense, non-interest expense was up $7.6 million during the first nine months of 2017 compared to the first nine months of 2016.  The increase is primarily due to the acquisition of OLCB.

Income Taxes. During the nine months ended September 30, 2017, the Company recognized tax expense of $7.0 million on pre-tax income of $24.3 million, compared to tax expense of $6.4 million on pre-tax income of $20.2 million for the nine months ended September 30, 2016.  The lower effective tax rate is due primarily to nontaxable municipal securities income, BOLI income, tax benefits derived from vesting of restricted stock above grant price, stock option exercises and affordable housing tax credits. See Note 14 to the consolidated financial statements for additional information regarding the composition of income taxes.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At September 30, 2017, approximately $440.6 million of Home Savings’ certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At September 30, 2017, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $500.6 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended September 30, 2017 and 2016. Average balance calculations were based on daily balances.

	For the Three Months Ended September 30,
	2017			2016
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,906,786	$20,699	4.34%	$1,422,294	$14,634	4.12%
Loans held for sale	88,854	882	3.97%	49,095	482	3.93%
Total loans, net	1,995,640	21,581	4.33%	1,471,389	15,116	4.11%
Securities:
Available for sale-taxable	224,927	1,276	2.27%	300,522	1,630	2.17%
Available for sale-nontaxable (2)	59,057	611	4.14%	49,489	489	3.95%
Held to maturity-taxable	77,947	424	2.18%	92,077	466	2.02%
Held to maturity-nontaxable (2)	9,239	76	3.29%	13,563	100	2.95%
Total securities	371,170	2,387	2.57%	455,651	2,685	2.36%
Federal Home Loan Bank stock	19,324	253	5.24%	18,068	180	3.98%
Other interest earning assets	18,881	51	1.08%	20,028	19	0.38%
Total interest earning assets	2,405,015	24,272	4.04%	1,965,136	18,000	3.66%
Non-interest earning assets	185,773			132,922
Total assets	$2,590,788			$2,098,058
Interest bearing liabilities:
Deposits:
Checking accounts	$591,982	468	0.32%	$491,553	238	0.19%
Savings accounts	308,829	28	0.04%	290,998	24	0.03%
Certificates of deposit
Customer certificates of deposit	526,697	1,333	1.01%	425,307	1,127	1.06%
Brokered certificates of deposit	135,956	397	1.17%	—	—	—%
Total certificates of deposit	662,653	1,730	1.04%	425,307	1,127	1.06%
Total interest bearing deposits	1,563,464	2,226	0.57%	1,207,858	1,389	0.46%
Federal Home Loan Bank advances
Long-term advances	48,212	388	3.22%	47,432	319	2.69%
Short-term advances	310,152	927	1.20%	326,250	342	0.42%
Total Federal Home Loan Bank advances	358,364	1,315	1.47%	373,682	661	0.71%
Repurchase agreements and other	6,483	4	0.25%	520	5	3.85%
Total borrowed funds	364,847	1,319	1.45%	374,202	666	0.71%
Total interest bearing liabilities	$1,928,311	3,545	0.74%	$1,582,060	2,055	0.52%
Non-interest bearing liabilities
Noninterest-bearing deposits	337,067			242,310
Other noninterest-bearing liabilities	35,577			27,769
Total noninterest bearing liabilities	372,644			270,079
Total liabilities	$2,300,955			$1,852,139
Shareholders’ equity	289,834			245,919
Total liabilities and equity	$2,590,789			$2,098,058
Net interest income and interest rate spread		$20,727	3.30%		$15,945	3.14%
Net interest margin			3.45%			3.25%
Average interest earning assets to average interest bearing liabilities			124.72%			124.21%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the nine months ended September 30, 2017 and 2016. Average balance calculations were based on daily balances.

	For the Nine Months Ended September 30,
	2017			2016
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,826,175	$58,271	4.25%	$1,374,588	$42,622	4.13%
Loans held for sale	79,050	2,415	4.07%	40,689	1,177	3.86%
Total loans, net	1,905,225	60,686	4.25%	1,415,277	43,799	4.13%
Securities:
Available for sale-taxable	256,742	4,357	2.26%	317,752	5,346	2.24%
Available for sale-nontaxable (2)	59,208	1,851	4.17%	36,681	1,118	4.06%
Held to maturity-taxable	80,785	1,343	2.22%	95,671	1,567	2.18%
Held to maturity-nontaxable (2)	10,499	249	3.16%	12,308	279	3.02%
Total securities	407,234	7,800	2.55%	462,412	8,310	2.40%
Federal Home Loan Bank stock	19,186	694	4.82%	18,068	542	4.00%
Other interest earning assets	27,934	171	0.82%	19,144	49	0.34%
Total interest earning assets	2,359,579	69,351	3.92%	1,914,901	52,700	3.67%
Non-interest earning assets	177,643			133,202
Total assets	$2,537,222			$2,048,103
Interest bearing liabilities:
Deposits:
Checking accounts	$596,820	1,285	0.29%	$492,698	765	0.21%
Savings accounts	306,422	85	0.04%	288,911	99	0.05%
Certificates of deposit
Customer certificates of deposit	500,139	3,572	0.95%	435,569	3,633	1.11%
Brokered certificates of deposit	122,940	892	0.97%	—	—	—%
Total certificates of deposit	623,079	4,464	0.96%	435,569	3,633	1.11%
Total interest bearing deposits	1,526,321	5,834	0.51%	1,217,178	4,497	0.49%
Federal Home Loan Bank advances
Long-term advances	48,019	1,106	3.07%	47,238	915	2.58%
Short-term advances	314,467	2,228	0.94%	270,193	839	0.41%
Total Federal Home Loan Bank advances	362,486	3,334	1.23%	317,431	1,754	0.74%
Repurchase agreements and other	4,079	20	0.65%	526	16	4.06%
Total borrowed funds	366,565	3,354	1.22%	317,957	1,770	0.74%
Total interest bearing liabilities	$1,892,886	9,188	0.65%	$1,535,135	6,267	0.54%
Non-interest bearing liabilities
Noninterest-bearing deposits	326,151			237,281
Other noninterest-bearing liabilities	36,019			28,279
Total noninterest bearing liabilities	362,170			265,560
Total liabilities	$2,255,056			$1,800,695
Shareholders’ equity	282,166			247,408
Total liabilities and equity	$2,537,222			$2,048,103
Net interest income and interest rate spread		$60,163	3.27%		$46,433	3.13%
Net interest margin			3.40%			3.23%
Average interest earning assets to average interest bearing liabilities			124.66%			124.74%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates.  As noted, for the quarter ended September 30, 2017 and the year ended December 31, 2016, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended September 30, 2017
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.25%	6.00%	(0.66)%	-25.00%	$(2,763)	(18.00)%	(3.39)%
300	11.64%	6.00%	(0.27)%	-20.00%	(1,879)	(13.00)%	(2.31)%
200	12.00%	7.00%	0.08%	-15.00%	(1,020)	(8.00)%	(1.25)%
100	12.11%	7.00%	0.20%	-10.00%	(545)	(3.00)%	(0.67)%
Static	11.91%	9.00%	—%	0.00%	—	—%	—%
-100	11.23%	7.00%	(0.68)%	-15.00%	(1,864)	(5.00)%	(2.29)%

Year Ended December 31, 2016
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	Change in %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	10.04%	6.00%	(2.07)%	-30.00%	$(8,716)	(20.00)%	(13.27)%
300	10.73%	6.00%	(1.39)%	-25.00%	(6,903)	(15.00)%	(10.51)%
200	11.35%	7.00%	(0.77)%	-20.00%	(4,198)	(10.00)%	(6.39)%
100	11.88%	7.00%	(0.24)%	-15.00%	(1,726)	(5.00)%	(2.63)%
Static	12.12%	9.00%	—%	0.00%	—	—%	—%

Due to a low interest rate environment, it was not meaningful to calculate results for a drop in interest rates at December 31, 2016.  For the quarter ended September 30, 2017, it was only meaningful to calculate a drop of 100 basis points.

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

ITEM 4. Controls and Procedures.

An evaluation was carried out by United Community’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of United Community’s disclosure controls and procedures (as defined in Rules 13a-15(e)/15d-15(e) of the Securities Exchange Act of 1934 (the Exchange Act)) as of September 30, 2017. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that United Community’s disclosure controls and procedures as of September 30, 2017, were effective in ensuring that information required to be disclosed in the reports that United Community files or submits under the Exchange Act was recorded, processed, summarized and reported on a timely basis, including those controls and procedures designed to ensure that such information is accumulated and communicated to management, including United Community’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. During the quarter ended September 30, 2017, there were no changes in United Community’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect United Community’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended September 30, 2017:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan(2)
July 1 through July 31, 2017	—	$—	—	1,683,830
August 1 through August 31, 2017	—	—	—	1,683,830
September 1 through September 30, 2017(1)	10,315	9.37	—	1,683,830
Total	10,315	$9.37	—	1,683,830

(1)

In September 2017, United Community purchased 195 shares at $8.78 per share from employees for the payment of employment taxes.  Additionally during September 2017, United Community purchased 10,120 shares at $9.38 per share from an employee for the exercise of stock options in a stock-swap transaction.  The purchase of these shares was not part of United Community’s share repurchase program.

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
2.1

Agreement and Plan of Merger by and among United Community Financial Corp., The Home Savings and Loan Company of Youngstown, Ohio, Ohio Legacy Corp. and Premier Bank & Trust, dated September 8, 2016, incorporated by reference to Exhibit 2.1 in the Third Quarter Form 10-Q filed by United Community on November 8, 2016 with the SEC, film number 161981248.

3.1

Articles of Incorporation (reflecting all amendments filed with the Ohio Secretary of State) [for purposes of SEC reporting compliance only – not filed with the Ohio Secretary of State], incorporated by reference to Exhibit 3.1 in the Second Quarter 2016 Form 10-Q filed by United Community on August 5, 2016 with the SEC, film number 161811451.

3.2	Amended Code of Regulations, incorporated by reference to Exhibit 3.2 in the 1998 Form 10-K filed by United Community on March 31, 1999 with the SEC, film number 99582343.
31.1	Section 302 Certification by Chief Executive Officer
31.2	Section 302 Certification by Chief Financial Officer
32	Section 1350 Certifications by Chief Executive Officer and Chief Financial Officer
101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: November 9, 2017	/s/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2017	/s/ Timothy W. Esson
Timothy W. Esson Chief Financial Officer
(Principal Financial Officer)