Form 10-K
period 2017-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2018-03-14
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒     No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company or an emerging gtowth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Small reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 30, 2017 was approximately $400.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 9, 2018, there were 49,866,491 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2018 Annual Meeting of Shareholders

PART I

Item 1.	Business

DISCUSSION OF FORWARD-LOOKING STATEMENTS

When used in this Form 10-K, the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including government intervention in the U.S. financial markets, changes in economic conditions in the United Community Financial Corp.’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in our market area, competition and those risks discussed under “Item 1A – Risk Factors” in this Annual Report on Form 10-K, that could cause actual results to differ materially from results presently anticipated or projected. United Community Financial Corp. (United Community, we or our) cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We advise readers that the factors listed above could affect United Community’s financial performance and could cause our actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

United Community does not undertake, and specifically disclaims, any obligation to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

United Community was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of Home Savings Bank (Home Savings or the Bank) issued upon the conversion of Home Savings from a mutual savings association to a permanent capital stock savings association (Conversion). The Conversion was completed on July 8, 1998. On January 31, 2017, United Community completed an acquisition of Ohio Legacy Corp. (OLCB) and merger of United Community’s wholly-owned subsidiary bank with and into Premier Bank & Trust, OLCB’s wholly-owned subsidiary bank (PB&T), with PB&T as the surviving bank following the merger. As a result of this acquisition, United Community became a financial holding company and its surviving subsidiary bank became an Ohio-chartered bank with the name “Home Savings Bank.” The acquisition of OLCB and related merger with PB&T are discussed in further detail below under the heading “Acquisitions.”

In addition to the Bank, United Community also operates through its subsidiaries, HSB Insurance, LLC, HSB Capital, LLC and HSB Insurance, Inc. HSB Capital, LLC was formed as an Ohio limited liability company by United Community during 2016 for the purpose of providing mezzanine funding for customers of the Bank. Mezzanine loans are offered by HSB Capital, LLC to customers in United Community’s market area, as defined below, and are expected to be repaid from the cash flow from operations of the business.

HSB Insurance, LLC, (d/b/a James & Sons Insurance) is a wholly-owned insurance subsidiary of United Community that was formed on April 6, 2016 to acquire James & Insurance. As a result of this acquisition, HSB Insurance, LLC now offers a variety of insurance products for business and residential customers, including auto, homeowners, life-health, commercial, surety bonds and aviation, within United Community’s market area, as defined below.

HSB Insurance, Inc., was formed on June 1, 2017 as a Delaware-based captive insurance company that is a wholly-owned subsidiary of United Community.  HSB Insurance, Inc. insures against certain risks that are unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible by pooling resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.  HSB Insurance, Inc. is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

The term “Company” is used in this Annual Report on Form 10-K to refer to United Community and Home Savings, collectively.

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

United Community’s Internet site, ir.ucfconline.com, contains a hyperlink to the Securities and Exchange Commission (SEC) where United Community’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 Insider Reports and amendments to those reports that are filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge, as soon as reasonably practicable after United Community has filed any such report with, or furnished it to, the SEC.  The contents of our website are not incorporated into, or otherwise made a part of, this Annual Report on Form 10-K.

As a financial holding company, United Community is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (FRB) and the SEC. United Community’s primary activity is holding the common shares of Home Savings. Consequently, the following discussion focuses primarily on the business of Home Savings.

Home Savings was organized as a mutual savings association under Ohio law in 1889. Currently, Home Savings is an Ohio-chartered bank, subject to the supervision and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Division of Financial Institutions of the Ohio Department of Commerce (Ohio Division). Home Savings is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and the deposits of Home Savings are insured up to applicable limits by the FDIC.

Home Savings conducts business from its main office located in Youngstown, Ohio, and through 35 retail banking offices, three wealth management offices and 13 residential mortgage loan centers located throughout Ohio, western Pennsylvania and West Virginia. The principal business of Home Savings is the origination of mortgage loans, including construction loans, on residential and nonresidential real estate located in Home Savings’ primary market area, which consists of Ashland, Belmont, Columbiana, Cuyahoga, Erie, Franklin, Geauga, Huron, Lake, Lucas, Mahoning, Portage, Richland, Stark, Summit and Trumbull Counties in Ohio, Allegheny and Beaver Counties in Pennsylvania and Monongalia County in West Virginia. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under the heading “Investment Activities.” Funds for lending and other investment activities are obtained primarily from retail deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB, repurchase agreements and maturities of securities.

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

As of December 31, 2017, the FDIC categorized Home Savings as well capitalized.

ACQUISITIONS

On January 29, 2016, United Community acquired James & Sons Insurance, an insurance agency that offers a variety of insurance products for business and residential customers, which include auto, homeowners, life-health, commercial, surety bonds, and aviation.  James & Sons Insurance was merged into HSB Insurance, LLC, a wholly-owned subsidiary of United Community, with HSB Insurance, LLC as the surviving entity following the merger. This acquisition marked the initial step in the formation of The Home Savings Insurance Group. During fiscal year 2017, United Community completed two additional acquisitions to expand the product offerings and market area of HSB Insurance, LLC.  On February 28, 2017, HSB Insurance, LLC acquired Eich Brothers Insurance, an insurance agency that offers insurance products for business and residential customers, including auto, commercial, homeowners and life-health.  On July 1, 2017, HSB Insurance, LLC acquired Stevens Insurance Agency, which offers insurance products for business and residential customers, including auto, commercial, homeowners and life-health. Home Savings intends to expand The Home Savings Insurance Group via organic growth coupled with a selective acquisition strategy.

On January 31, 2017, United Community completed its acquisition of OLCB.  Immediately following the acquisition of OLCB, Home Savings was merged into PB&T, and PB&T changed its name to “Home Savings Bank.”  In connection with the acquisition, United Community issued 3,033,604 United Community common shares and paid $19,958,724.19 to OLCB shareholders.   As a result of the acquisition, United Community became a financial holding company and its wholly owned subsidiary became an Ohio-chartered bank.  These changes in charter status are not expected to have a material impact on the Company.

LENDING ACTIVITIES

General. Home Savings’ principal lending activity is the origination of conventional residential real estate loans, commercial real estate loans, commercial and industrial loans, and various types of consumer loans, including home equity loans and lines of credit, loans secured by deposit accounts and investments, direct and indirect auto lending and unsecured loans, primarily originated in Home Savings’ market area.

Loan Portfolio Composition. The following table presents certain information regarding the composition of Home Savings’ loan portfolio at the dates indicated:

	At December 31,
	2017		2016		2015		2014		2013
	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans
	(Dollars in thousands)
Commercial Loans
Multifamily	$120,480	5.98%	$93,597	6.16%	$80,170	6.02%	$60,546	5.20%	$54,485	5.19%
Nonresidential	381,611	18.93%	231,401	15.23%	175,456	13.17%	121,595	10.44%	131,251	12.52%
Land	15,162	0.75%	8,373	0.55%	9,301	0.70%	9,484	0.81%	9,683	0.92%
Construction	116,863	5.80%	68,158	4.49%	38,812	2.91%	16,064	1.38%	4,452	0.42%
Secured	177,994	8.83%	95,343	6.27%	63,182	4.74%	45,088	3.87%	25,714	2.45%
Unsecured	10,506	0.52%	7,386	0.49%	2,831	0.21%	134	0.01%	427	0.04%
Total commercial loans	822,616	40.80%	504,258	33.19%	369,752	27.75%	252,911	21.71%	226,012	21.54%
Residential Mortgage Loans
One-to-four-family	870,939	43.20%	762,926	50.21%	733,685	55.06%	694,105	59.58%	585,025	55.76%
Construction	49,092	2.43%	35,695	2.35%	40,898	3.07%	37,113	3.19%	48,897	4.66%
Total residential mortgage loans	920,031	45.63%	798,621	52.56%	774,583	58.13%	731,218	62.77%	633,922	60.42%
Consumer Loans
Home Equity	195,852	9.71%	165,054	10.86%	161,338	12.11%	154,776	13.28%	159,795	15.22%
Auto	64,364	3.19%	39,609	2.60%	11,348	0.85%	5,902	0.51%	5,669	0.54%
Marine	1,526	0.08%	1,796	0.12%	2,699	0.20%	3,917	0.34%	4,308	0.42%
Recreational Vehicle	5,696	0.28%	7,602	0.50%	10,656	0.80%	14,054	1.21%	17,347	1.66%
Other (1)	6,056	0.30%	2,537	0.17%	2,217	0.17%	2,105	0.18%	2,112	0.20%
Total consumer loans	273,494	13.57%	216,598	14.25%	188,258	14.13%	180,754	15.52%	189,231	18.04%
Total Loans	2,016,141	100.00%	1,519,477	100.00%	1,332,593	100.00%	1,164,883	100.00%	1,049,165	100.00%
Less net items	16,264		15,900		16,401		16,790		19,973
Total Loans, net	$1,999,877		$1,503,577		$1,316,192		$1,148,093		$1,029,192

(1)	Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

Loan Maturity. The following table sets forth certain information as of December 31, 2017, regarding the dollar amount of construction and commercial loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings always include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments.

	Principal payments contractually due in the years ended December 31,
	2018	2019-2022	2023 and thereafter	Total
	(Dollars in thousands)
Construction loans:
Residential mortgage construction	$—	$—	$49,092	$49,092
Commercial construction	19,315	25,377	72,171	116,863
Commercial loans	22,860	53,906	111,734	188,500
Total	$42,175	$79,283	$232,997	$354,455

The table below sets forth the dollar amount of all loans reported above becoming due after December 31, 2017, which have fixed or adjustable interest rates:

Due after December 31, 2017
(Dollars in thousands)
Fixed rate	$82,568
Adjustable rate	229,712
$312,280

Commercial Loans:

Multifamily. Home Savings originates loans secured by multifamily properties that contain more than four units. Multifamily loans are offered with adjustable and fixed rates of interest, which adjust according to a specified index, and typically have terms ranging from five to ten years and of the value of the real estate and improvements (LTV) of up to 80%.

Multifamily lending generally is considered to involve a higher degree of risk than one-to-four-family residential lending because the borrower typically depends upon income generated by the subject property to cover operating expenses and debt service. The profitability of a subject property can be affected by economic conditions, government policies and other factors beyond the control of the borrower. Home Savings attempts to mitigate the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the subject property and, in most cases, obtaining personal guarantees on loans made to corporations, limited liability companies and partnerships. Home Savings requires borrowers to submit financial statements annually to enable management to monitor the loan and requires an assignment of rents from borrowers.

At December 31, 2017, loans secured by multifamily properties totaled approximately $120.5 million, or 6.0% of total loans, of which $275,000, or 0.2% of Home Savings’ total multifamily loans, were considered nonperforming. New originations in this loan category totaled $25.2 million in 2017.

Nonresidential. Home Savings originates loans secured by nonresidential real estate, such as retail centers, office buildings, and industrial buildings. Home Savings’ nonresidential real estate loans typically have both fixed and adjustable rates, terms typically up to ten years and LTVs of up to 80%. The majority of such properties are located within Home Savings’ primary lending area.

Nonresidential real estate lending generally is considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. Home Savings has endeavored to reduce such risk by evaluating the credit history of the borrower and their affiliates, the location of the real estate, analyzing the financial condition of the borrower, in most cases obtaining personal guarantees from the borrower or the borrower’s affiliates, and considering the quality and characteristics of the income stream generated by the property and the appraisal supporting the property’s valuation.

At December 31, 2017, approximately $381.6 million, or 18.9% of Home Savings’ total loans, were secured by mortgages on nonresidential real estate, of which $1.2 million, or 0.3% of Home Savings’ total nonresidential real estate loans, were considered nonperforming. New originations in this loan category totaled $134.9 million in 2017.

Land. Home Savings also originates a limited number of loans secured by vacant land. Home Savings’ land loans generally are fixed-rate loans for terms of up to five years and require a LTV of 65% or less. At December 31, 2017, approximately $15.2 million, or 0.8%, of Home Savings’ total loans were land loans. Nonperforming land loans totaled $9,000, or 0.1% of such loans, at December 31, 2017. New originations in this loan category totaled $8.9 million in 2017.

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

At December 31, 2017, Home Savings had approximately $116.9 million, or 5.8% of its total loans, invested in commercial construction loans.  None of these loans were nonperforming at December 31, 2017.  New originations for commercial construction loans totaled $119.7 million in 2017.

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

At December 31, 2017, Home Savings had approximately $178.0 million invested in secured commercial loans and $10.5 million in unsecured commercial loans. The majority of these loans are secured by inventory, accounts receivable, equipment, investment property, vehicles or other assets of the borrower. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, where applicable.

Nonperforming secured and unsecured commercial loans at December 31, 2017 amounted to $1.5 million, or 0.9% of total commercial loans. New originations of commercial loans totaled $100.2 million in 2017, of which $96.8 million were secured.

Residential Mortgage Loans:

One-to-Four-Family. Home Savings mainly originates conventional loans secured by first mortgages on one-to-four-family residences primarily located within Home Savings’ market area.

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

Currently, no interest-only, one-to-four-family loans are contained in the Home Savings’ mortgage loan portfolio.

Home Savings issues loan origination commitments to qualified borrowers primarily for the purchase of single-family residential real estate. Such commitments have specified terms and conditions and are made for periods of up to 60 days, during which time the interest rate is locked in. Home Savings utilizes various hedge strategies to mitigate its interest rate risk during this time period.

At December 31, 2017, Home Savings’ one-to-four-family residential real estate loans held in portfolio totaled approximately $870.9 million, or 43.2% of total loans. At December 31, 2017, $6.1 million, or 0.7%, of Home Savings’ one-to-four-family loans were nonperforming. New originations in this loan category totaled $236.0 million in 2017.

Construction.  Home Savings originates loans for the construction of one-to-four-family residences.  These construction loans to owner-occupants are structured as permanent loans with fixed or adjustable rates of interest and terms of up to 30 years.  During the construction phase, the borrower is required to pay interest only.  These loans have LTVs at origination of up to 95% with appropriate mortgage insurance.

At December 31, 2017, Home Savings had approximately $49.1 million, or 2.4% of its total loans, invested in one-to-four-family residential construction loans.  All of these loans were performing according to the terms of their agreement as of December 31, 2017.

New originations for residential mortgage construction loans to owner-occupants totaled $245.8 million in 2017.  The level of new originations exceeded the outstanding balance of these loans as not all funds have been drawn on such loans as of December 31, 2017.

Consumer Loans:

Home Savings originates various types of consumer loans, including home equity loans, home equity lines of credit, vehicle loans, unsecured loans, and cash-secured loans.  Home Savings generally does not originate recreational vehicle loans or marine loans. Consumer loans are made at fixed and variable rates of interest for different terms based on the type of loan.

Home Savings generally makes closed-end home equity loans and lines of credit in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where it sells the first mortgage or another lender holds the first mortgage. Home Savings also offers home equity lines of credit. Fixed-rate home equity loans typically have terms of ten years. Rate adjustments on adjustable home equity loans change based on the prime interest rate for loans on residences of up to 90% LTV regardless of lien position. At December 31, 2017, approximately $195.9 million, or 9.7%, of Home Savings’ consumer loan portfolio consisted of home equity loans. Home Savings also makes cash-secured consumer loans and investment-secured loans for up to 100% of the principal balance of the account. These loans generally have fixed rates tied to market conditions.

For new automobiles, loans are originated for up to 115% of the MSRP value of the car with terms of up to 78 months. For used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A.) retail value of the car model and a term of up to 78 months. Most automobile loans are originated indirectly through approved auto dealerships. At December 31, 2017, automobile loans totaled $64.4 million, or 3.2% of Home Savings’ consumer loan portfolio.

At December 31, 2017, Home Savings had approximately $273.5 million, or 13.6% of its total loans, invested in consumer loans. Nonperforming consumer loans at December 31, 2017, amounted to $2.6 million, or 1.0% of such loans. New originations of consumer loans totaled $115.3 million in 2017.

Lending Process:

Loan Solicitation and Processing. The lending activities of Home Savings are subject to the written, non-discriminatory underwriting standards and loan origination procedures approved by Home Savings’ Board of Directors (the Board). Loan originations generally are obtained from existing customers and members of the local community and from referrals by real estate brokers, lawyers, accountants, builders and current and former customers. Home Savings also advertises in the local print media, radio television, billboards and online.

Each of Home Savings’ retail banking offices and residential mortgage loan centers have loan personnel who can accept loan applications, which are then forwarded to Home Savings’ Credit Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report and verification of employment and analyzes the cash flows of the borrower and other documentation concerning the creditworthiness of the borrower. Typically, an appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by an approved independent fee appraiser. For all nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by a third-party appraisal review firm engaged by Home Savings. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Generally, all commercial requests and consumer loan requests of $500,000 or more and residential mortgage loan requests over $800,000 up to and including $5.0 million require the approval of the Officers’ Loan Committee or the appropriate Officer’s Loan Committee member. All loans that would cause the aggregate lending relationship to be greater than $5.0 million require approval from both the Officers’ Loan Committee and the Executive Officers’ Loan Committee. Lending relationships greater than $10.0 million must be approved by the Board Loan Committee.

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

Consumer loans are underwritten based on the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral, if any.

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

Home Savings generally retains the servicing rights on the sale of loans originated in the geographic area surrounding its full-service branches. Home Savings anticipates continued participation in the secondary mortgage loan market to maintain its desired risk profile.

At December 31, 2017, Home Savings had $40.2 million of outstanding commitments to make mortgage loans with the intention to sell in the secondary market, as well as $257.4 million available to borrowers under consumer and commercial lines of credit and $54.4 million available in the OverdraftPrivilege™ program. At December 31, 2017, Home Savings had $124.6 million in funds related to commercial loans in process and $46.1 million related to construction loans in process under existing contractual obligations.

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

Based on such limits, Home Savings could lend approximately $35.0 million to one borrower at December 31, 2017. The largest amount Home Savings had committed to one borrower at December 31, 2017, was $17.1 million in the form of five loans, of which $7.3 million was outstanding at December 31, 2017. At December 31, 2017, these commercial real estate loans were performing in accordance with their terms.

Delinquent Loans, Nonperforming Assets and Classified Assets. The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

	At December 31,
	2017			2016
			Percent of net			Percent of net
	Number	Amount	loans	Number	Amount	loans
	(Dollars in thousands)
Loans delinquent for:
30-59 days	114	$6,287	0.31%	96	$8,488	0.56%
60-89 days	33	1,750	0.09%	42	2,525	0.17%
90 days or over	170	8,620	0.43%	182	7,858	0.52%
Total delinquent loans	317	$16,657	0.83%	320	$18,871	1.26%

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

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets by year at the dates indicated:

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans
Commercial Loans:
Multifamily and nonresidential	$1,493	$3,546	$3,599	$5,874	$6,201
Construction and land	9	34	384	1,582	3,580
Commercial and industrial	1,505	361	4,016	4,016	4,158
Total commercial loans	3,007	3,941	7,999	11,472	13,939
Residential mortgage loans:	6,076	6,084	6,181	6,816	6,356
Consumer Loans:	2,620	2,413	2,567	2,163	3,248
Total nonaccrual loans	11,703	12,438	16,747	20,451	23,543
Past due 90 days and still accruing	—	—	—	—	45
Total nonperforming loans	11,703	12,438	16,747	20,451	23,588
Real estate acquired through foreclosure and other repossessed assets	1,253	1,777	2,727	3,467	6,341
Other classified assets	4,050	6,384	—	—	—
Total nonperforming assets	$17,006	$20,599	$19,474	$23,918	$29,929
Total impaired loans	$26,250	$31,548	$39,659	$45,897	$48,181
Nonperforming loans as a percent of loans, net	0.59%	0.83%	1.27%	1.78%	2.29%
Nonperforming assets as a percent of total assets	0.64%	0.94%	0.98%	1.30%	1.72%
Allowance for loan losses as a percent of nonperforming loans	181.17%	153.26%	105.76%	86.48%	89.52%
Allowance for loan losses as a percent of loans, net	1.05%	1.25%	1.33%	1.52%	2.01%

In 2017, net income did not include uncollected interest on nonperforming loans. During 2017, approximately $998,000 in additional interest income would have been recorded had nonaccrual loans been accruing pursuant to contractual terms.

A loan is considered impaired when, based on current information and events, it is probable that Home Savings will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the strength of guarantors (if any). Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all the facts and circumstances surrounding the loans and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis by the fair value of the collateral if the loan is collateral dependent, the present value of expected future cash flows discounted at the loan’s effective interest rate, or the market value of the loan. Home Savings considers all troubled debt restructured loans as impaired.

During 2017, Home Savings experienced a decline in impaired loans of $4.1 million. Home Savings recognized a decrease in nonperforming nonresidential loans of approximately $4.1 million. Nonperforming home equity and residential one-to-four-family loans declined $1.0 million and $1.3 million, respectively.  Nonperforming secured loans and purchased credit impaired loans increased $1.1 million and $1.2 million, respectively.

Real estate acquired in settlement of loans is classified separately on the balance sheet at estimated fair value less costs to sell as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in real estate owned and other repossessed asset expenses. At December 31, 2017, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $1.3 million and consisted primarily of $693,000 in one-to-four-family residential properties, $354,000 secured by one-to-four-family residential construction properties and $206,000 in automobiles and recreational vehicles.

In addition to the classified loans identified above, other loans may be identified as having potential credit problems as a result of those loans being identified by our internal loan review function. These special mention loans, which have not exhibited the more severe weaknesses generally present in classified loans, amounted to $15.8 million, as of December 31, 2017, compared to $13.1 million as of December 31, 2016.

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries, looking back 22 quarters as of December 31, 2017.  In determining the qualitative component, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.   The quantitative and qualitative components are combined to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans.  At December 31, 2016, the Company evaluated 18 quarters of net charge-off history.

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

The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$19,087	$17,712	$17,687	$21,116	$21,130
Provision(recovery) for loan losses	4,253	5,387	2,135	(1,271)	4,116
Charge-offs:
Commercial loans	(1,565)	(3,722)	(1,268)	(1,656)	(5,208)
Residential mortgage loans	(1,218)	(761)	(1,301)	(1,005)	(1,536)
Consumer loans	(815)	(1,151)	(1,257)	(1,578)	(1,883)
Total charge-offs	(3,598)	(5,634)	(3,826)	(4,239)	(8,627)
Recoveries:
Commercial loans	693	858	733	1,011	3,527
Residential mortgage loans	235	133	388	242	253
Consumer loans	532	631	595	828	717
Total recoveries	1,460	1,622	1,716	2,081	4,497
Net charge-offs	(2,138)	(4,012)	(2,110)	(2,158)	(4,130)
Balance at end of year	$21,202	$19,087	$17,712	$17,687	$21,116
Ratio of net charge-offs during fiscal year to average net loans outstanding during fiscal year	(0.11)%	(0.29)%	(0.17)%	(0.20)%	(0.40)%

At December 31, 2017, the allowance for loan losses was 1.05% of net loans and 181.17% of total nonperforming loans.

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

	At December 31,
	2017		2016		2015		2014		2013
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)
Commercial loans	$12,542	59.15%	$10,824	56.71%	$8,077	45.60%	$5,690	21.71%	$6,984	21.54%
Residential mortgage loans	5,860	27.64%	5,538	29.01%	6,630	37.43%	8,517	62.77%	9,830	60.42%
Consumer loans	2,800	13.21%	2,725	14.28%	3,005	16.97%	3,480	15.52%	4,302	18.04%
Total	$21,202	100.00%	$19,087	100.00%	$17,712	100.00%	$17,687	100.00%	$21,116	100.00%

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

Home Savings Investment Activities. Federal laws and regulations as well as Ohio law permit Home Savings to invest in various types of marketable securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities and certain other specified investments. The Board has adopted an investment policy that authorizes management to make investments in U.S. Treasury obligations, U.S. federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Fannie Mae, Freddie Mac and Government National Mortgage Association (GNMA), investment-grade municipal obligations and creditworthy, unrated securities issued by municipalities in which Home Savings is located. Such securities comprised 100% of Home Savings’ investment securities portfolio at December 31, 2017. The investment policy also authorizes management to make investments in securities issued by private issuers, investment-grade corporate debt securities, investment grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers’ acceptances, federal funds and money market funds. Home Savings’ investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity.

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

The following table presents the amortized cost, fair value and weighted average yield of securities available for sale at December 31, 2017 by maturity:

	At December 31, 2017
	No stated				After one year through
	maturity		One year or less		five years
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$—	0.00%	$—	0.00%	$26,497	2.00%
Mortgage-related securities-residential	—	0.00%	—	0.00%	—	0.00%
States of the U.S. and political subdivisions	—	0.00%	—	0.00%	—	0.00%
Total securities available for sale	$—	0.00%	$—	0.00%	$26,497	2.00%

	At December 31, 2017
	Five years through		After
	ten years		ten years		Total
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Government agencies and corporations	$98,485	2.30%	$—	0.00%	$124,982	2.24%
Mortgage-related securities-residential	557	3.86%	58,249	4.12%	58,806	4.12%
States of the U.S. and political subdivisions	22,074	2.25%	65,843	2.49%	87,917	2.43%
Total securities available for sale	$121,116	2.30%	$124,092	3.26%	$271,705	2.71%

The following table presents the amortized cost, fair value and weighted average yield of securities held to maturity at December 31, 2017 by maturity:

	At December 31, 2017
	No stated				After one year through
	maturity		One year or less		five years
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
Mortgage-related securities-residential	—	0.00%	—	0.00%	—	0.00%
States of the U.S. and political subdivisions	—	0.00%	—	0.00%	—	0.00%
Total securities held to maturity	$—	0.00%	$—	0.00%	$—	0.00%

	At December 31, 2017
	Five years through		After
	ten years		ten years		Total
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
Mortgage-related securities-residential	—	0.00%	73,682	2.23%	73,682	2.23%
States of the U.S. and political subdivisions	7,568	3.21%	1,661	3.67%	9,229	3.29%
Total securities held to maturity	$7,568	3.21%	$75,343	2.26%	$82,911	2.35%

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

Deposits. Deposits are attracted principally from within Home Savings’ primary market area through the offering of a selection of deposit instruments, including checking accounts, regular savings accounts, money market accounts, certificates of deposit and individual retirement accounts (IRAs). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are monitored periodically by management. The amount of deposits from outside Home Savings’ primary market area is not significant.

Brokered deposits represent funds, which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Home Savings had $156.5 million in brokered deposits at December 31, 2017 and $76.5 million in brokered deposits at December 31, 2016.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

	At December 31, 2017			For the Year Ended December 31, 2017
		Percent	Weighted		Percent	Weighted
		of total	average	Average	of average	average
	Amount	deposits	rate	balance	deposits	rate
	(Dollars in thousands)
Noninterest bearing demand	$354,970	18.14%	0.00%	$333,495	17.76%	0.00%
Checking and money market accounts	594,712	30.39%	0.37%	597,686	31.82%	0.31%
Savings accounts	301,716	15.42%	0.04%	305,641	16.27%	0.04%
Certificates of deposit	705,341	36.05%	1.25%	641,294	34.15%	1.01%
Total deposits	$1,956,739	100.00%	0.57%	$1,878,116	100.00%	0.45%

	At December 31, 2016			For the Year Ended December 31, 2016
		Percent	Weighted		Percent	Weighted
		of total	average	Average	of average	average
	Amount	deposits	rate	balance	deposits	rate
	(Dollars in thousands)
Noninterest bearing demand	$256,918	16.96%	0.00%	$242,384	16.55%	0.00%
Checking and money market accounts	475,083	31.36%	0.21%	489,838	33.45%	0.21%
Savings accounts	294,564	19.44%	0.03%	289,506	19.77%	0.04%
Certificates of deposit	488,426	32.24%	0.97%	442,717	30.23%	1.08%
Total deposits	$1,514,991	100.00%	0.38%	$1,464,445	100.00%	0.40%

The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2017:

		Over	Over
	Up to	1 year to	2 years to
Rate	one year	2 years	3 years	Thereafter	Total
	(Dollars in thousands)
2.00% or less	$424,278	$173,503	$29,007	$59,214	$686,002
2.01% to 4.00%	8,858	5,927	4,043	511	19,339
Total certificates of deposit	$433,136	$179,430	$33,050	$59,725	$705,341

At December 31, 2017, approximately $433.1 million of Home Savings’ certificates of deposit will mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $256.8 million, as of December 31, 2017, were available from the FHLB.

The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2017:

Maturity	Amount
(Dollars in thousands)
Three months or less	$30,032
Over 3 months to 6 months	26,717
Over 6 months to 12 months	65,141
Over 12 months	110,716
Total	$232,606

The following table presents the amount of Home Savings’ certificates of deposit of $250,000 or more, which are included in the table above, by the time remaining until maturity at December 31, 2017:

Maturity	Amount
(Dollars in thousands)
Three months or less	$12,670
Over 3 months to 6 months	7,255
Over 6 months to 12 months	19,105
Over 12 months	18,306
Total	$57,336

The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	Year ended December 31,
	2017	2016
	(Dollars in thousands)
Beginning balance	$1,514,991	$1,435,743
Net increase (decrease) in other deposits	434,698	73,326
Net deposits before interest credited	1,949,689	1,509,069
Interest credited	7,050	5,922
Ending balance	1,956,739	1,514,991
Net increase (decrease)	$441,748	$79,248
Percent increase (decrease)	29.16%	5.52%

Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met.  Home Savings may borrow up to an additional $256.8 million from the FHLB and had $356.5 million in outstanding advances at December 31, 2017. None of the advances outstanding are callable.

COMPETITION

Home Savings faces competition for deposits and loans from other financial institutions, credit unions, online banks and mortgage originators in Home Savings’ primary market area. The primary factors in competition for deposits are customer service, convenience, interest rates and fees. Home Savings competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of service it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors, which are not readily predictable.

EMPLOYEES

At December 31, 2017, United Community had 503 full-time equivalent employees.  Home Savings believes that relations with its employees are good. Home Savings makes available health, life and disability benefits, access to variable compensation and a 401(k) plan for its employees.

REGULATION

The following is a summary of certain statutes and regulations affecting United Community and Home Savings.  The summary is qualified in its entirety by reference to such statutes and regulations. Applicable laws and regulations restrict permissible activities and investments, and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the Federal Deposit Insurance Fund.

Financial Holding Company Regulation

United Community is a bank holding company that is qualified and has elected to be a financial holding company.  As a bank holding company, United Community is subject to the Bank Holding Company Act and to the reporting requirements of, and examination and regulation by, the FRB.  The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a bank holding company divest subsidiaries (including its bank subsidiaries).  In general, the FRB may initiate enforcement action for violations of laws and regulations and unsafe or unsound practices.

A bank holding company is required to serve as a source of financial strength to each subsidiary bank and to commit resources to support those subsidiary banks.  The FRB may require a bank holding company to contribute additional capital to an undercapitalized subsidary bank and may disapprove of the payment of dividends to the shareholders of the bank holding company if the FRB believes the payment would be an unsafe or unsound practice.  The FRB also requires bank holding companies to provide advance notification of planned dividends under certain circumstances.

The Bank Holding Company Act requires the prior approval of the FRB in any case where a bank holding company proposes to:

•	acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it;
•	acquire all of substantially all of the assets of another bank or bank holding company; or
•	merge or consolidate with any other bank holding company.

Financial Holding Company Activities

United Community is a financial holding company, permitting it to engage in activities beyond those permitted for traditional bank holding companies.  In order to become a financial holding company, a bank holding company and all of its depository institutions must be “well capitalized” and “well managed” under federal banking regulations, and the depository institutions must have received a Community Reinvestment Act rating of at least satisfactory.

Financial holding companies may engage in a wide variety of financial activities, including any activity that the FRB and the Treasury Department consider financial in nature or incidental to financial activities, and any activity that the FRB determines complementary to a financial activity and which does not pose a substantial safety and soundness risk.  These activities include securities underwriting and dealing activities, insurance and underwriting activities and merchant banking/equity investment activities.  Because it has authority to engage in a broad array of financial activities, a financial holding company may have affiliates that are functionally regulated by financial regulators other than the FRB, such as the SEC and state insurance regulators.

If a financial holding company or a subsidiary bank fails to meet the requirements for the holding company to remain a financial holding company, the financial holding company must enter into a written agreement with the FRB to comply with all applicable capital and management requirements.  Until the FRB determines that the holding company and its subsidiary banks meet the requirements, the FRB may impose additional limitations or conditions on the conduct or activities of the financial holding company or any affiliate that the FRB finds to be appropriate or consistent with federal banking laws.  If the deficiencies are not corrected, the financial holding company may be required to divest ownership or control of some or all of its subsidiaries.  If restrictions are imposed on the activities of the holding company, such restrictions may not be made publicly available pursuant to confidentiality regulations of the banking regulators.

The Home Savings Insurance Group is supervised and regulated by the State of Ohio Department of Insurance.  The insurance laws and regulations applicable to insurance agencies require education and licensing of individual agents and agencies require reports and impose business conduct rules.

Regulation of Ohio State-Chartered Banks

As an Ohio state-chartered bank that is not a member of the Federal Reserve System, Home Savings is supervised and regulated primarily by the ODFI and the FDIC.  Home Savings’ deposits are insured up to applicable limits by the FDIC, and Home Savings is subject to the applicable provisions of the Federal Deposit Insurance Act and other regulations of the FDIC.  Home Savings is also subject to the regulations of the Consumer Financial Protection Bureau (CFPB), which has broad authority to adopt and enforce consumer protection regulations.

Various requirements and restrictions under the laws of the United States and the State of Ohio affect the operations of Home Savings, including requirements to maintain reserves against deposits, restrictions on the nature and amount of loans that may be made and the interest that may be charged thereon, restrictions relating to investments and other activities, limitations on credit exposure to correspondent banks, limitations on activities based on capital and surplus, limitations on payment of dividends, limitations on branching and increasingly extensive consumer protection laws and regulations.

Consumer protection laws and regulations include the Equal Credit Opportunity Act and the Fair Housing Act (prohibiting certain types of discriminatory lending practices), the Truth in Lending Act (requiring understandable disclosure of credit terms), the Home Mortgage Dislcosure Act (requiring the collection of data that enables regulatory agencies to determine whether the financial insitutions are serving the housing credit needs of the communities in which they are located), the Real Estate Seteelement Procedures Act (requiring disclosures to borrowers and prohibiting abusive practices that increase borrowers’ costs) and the privacy provisions of the Gramm-Leach-Bliley Act (requiring policies and procedures to restrict unauthorized sharing of non-public customer data with nonaffiliated parties and protecting customer information from unauthorized access).  The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of specific banking or consumer finance law.

In 2017, the State of Ohio completed a substantial re-writing of Ohio’s banking laws that became effective on January 1, 2018.  The law adopted one universal bank charter for depository institutions chartered by the state, rather than having separate types of state depository institution charters with different powers and limitations for banks, savings banks and savings and loan associations.  The result is that all Ohio-chartered depository institutions are now considered to have full commercial bank powers, unless an institution elects to continue to be governed by federal restrictions applicable to federal savings and loan associations and federal savings banks.  While the most substantial changes in the law affect institutions chartered by Ohio as savings banks or savings and loan associations prior to the effectiveness of the new law, some changes also apply to institutions, like Home Savings, that were chartered as commercial banks prior to the change in the law.  The changes for all Ohio-chartered banks include provisions allowing Ohio-chartered banks to exercise the same powers, perform all acts, and provide all services that are permitted for federally chartered depository institutions, with the exception of laws and regulations dealing with interest rates, thereby enhancing opportunities for Ohio-chartered banks to compete with other financial institutions.  Other provisions clarify previous laws addressing, or allow more flexibility with respect to, corporate governance matters, mergers and acquisitions and additional reliance on Ohio corporate law generally.

In addition, in October 2017, Ohio-chartered banks received notices of required assessments to be paid to the ODFI after two years without assessments while the ODFI was funded by State of Ohio excess unclaimed funds allocated to the ODFI by the State of Ohio.

Capital Requirements

Financial institutions and their holding companies are required to maintain capital as a way of absorbing losses that can, as well as losses that cannot, be predicted.  The FRB has adopted risk-based capital guidelines for bank holding companies, and the FDIC has adopted risk-based capital guidelines for state banks that are not members of the Federal Reserve System.  The guidelines provide a systematic analytical framework which makes regulatory capital requirements sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures expressly into account in evaluating capital adequacy and minimizes disincentives to holding liquid, low-risk assets.  Capital levels as measured by these standards are also used to categorize financial institutions for purposes of certain prompt corrective action regulatory provisions.

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (Basel Committee).  New capital rules applicable to smaller banking organizations (Basel III Capital Rules), which also implement certain of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), became effective commencing on January 1, 2015.  Compliance with the new minimum capital requirements was required effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015, through January 1, 2019.

The rules include (a) a minimum common equity tier 1 capital ratio of 4.5 percent, (b) a minimum Tier 1 capital ratio of 6.0 percent, (c) a minimum total risk-based capital ratio of 8.0 percent, and (d) a minimum leverage ratio (Tier 1 capital to average assets) of 4%.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.  The capital conservation buffer phases in starting on January 1, 2016, at .625% and is currently 1.875%.  The implementation of Basel III is not expected to have a material impact on United Community’s or Home Savings’ capital ratios.

Federal banking regulators have established regulations governing prompt corrective action to resolve capital deficient banks.  Under these regulations, institutions which become undercapitalized become subject to mandatory regulatory scrutiny and limitations, which increase as capital continues to decrease.  Such institutions are also required to file capital plans with their primary federal regulator, and their holding companies must guarantee the capital shortfall up to 5% of the assets of the capital deficient institution at the time it becomes undercapitalized.

Effective January 1, 2015, in order to be “well-capitalized,” a bank must have a common equity tier 1 capital ratio of at least 6.5%, a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 8% and a leverage ratio of at least 5%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level or any capital measure.  United Community’s management believes that Home Savings meets the ratio requirements to be deemed “well-capitalized” under the prompt corrective action regulations.

A bank with a capital level that might qualify for well-capitalized or adequately-capitalized status may nevertheless be treated as though the bank is in the next lower capital category if the bank’s primary federal banking supervisory authority determines that an unsafe or unsound condition or practice warrants that treatment.  A bank’s operations can be significantly affected by its capital classification under the prompt corrective action rules.  For example, a bank that is not well capitalized generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market without advance regulatory approval.  These deposit-funding limitations can have an adverse effect on the bank’s liquidity.  At each successively lower capital category, an insured depository institution is subject to additional restrictions.  Undercapitalized banks are required to take specified actions to increase their capital or otherwise decrease the risks to the federal deposit insurance fund. Bank regulatory agencies generally are required to appoint a receiver or conservator within 90 days after a bank becomes critically undercapitalized, with a leverage ratio of less than 2%.  The Federal Deposit Insurance Act provides that a federal bank regulatory authority may require a bank holding company to divest itself of an undercapitalized bank subsidiary if the agency determines that divestiture will improve the bank’s financial condition and prospects.

Regulations of the FRB require a financial holding company to maintain total risk-based capital of 10.0% and Tier 1 risk-based capital of 6.0%.

In September 2017, the bank regulatory agencies proposed amendments to their capital requirements to simplify various aspects of the capital rules for community banks, including Home Savings, in an attempt to reduce the regulatory burden for such smaller financial institutions.  Because the amendments have not been finalized, we do not yet know what effect the final rules will have on Home Savings’ capital calculations.  In November 2017, the federal banking agencies extended, for the community banks, the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered.

Limits on Dividends

The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary banks and other subsidiaries.  However, the FRB expects a bank holding company to serve as a source of strength to its bank subsidiaries, which may require the holding company to retain capital for further investments in its bank subsidiaries, rather than paying dividends to shareholders of the holding company.  Home Savings may not pay dividends to United Community if, after paying such dividends, it would fail to meet the required capital levels.  Dividends are also subject to limitations if United Community or Home Savings fails to hold the required capital conservation buffer.  Home Savings must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of its current year’s net profits and retained net profits for the preceding two years, less required transfers to surplus.  Under Ohio law, Home Savings may pay a dividend from surplus only with the approval of its shareholders (United Community) and the approval of the Superintendent of Financial Institutions.  Payment of dividends by Home Savings may be restricted at any time at the discretion of its regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for Home Savings.  These provisions could have the effect of limiting United Community’s ability to pay dividends on its outstanding common shares.

In addition, FRB policy requires United Community to provide notice to the FRB in advance of the payment of a dividend to United Community’s shareholders under certain circumstances, and the FRB may disapprove of such dividend payment if the FRB determines the payment would be an unsafe or unsound practice.

Deposit Insurance Assessments

The FDIC is an independent federal agency which insures deposits, up to prescribed statutory limits, of federally-insured banks and savings associations and safeguards the safety and soundness of the financial institution industry.  The deposits of Home Savings are insured up to statutorily prescribed limits by the FDIC, generally up to a maximum of $250,000 per separately insured depositor.

As insurer as well as primary federal regulator of Home Savings, the FDIC is authorized to conduct examinations of and to require reporting by Home Savings, to prohibit Home Savings from engaging in any activity the FDIC determines to pose a threat to the Deposit Insurance Fund, and to take enforcement actions against Home Savings.  The FDIC may terminate insurance of deposits of any institution if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or other regulatory agency.

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the Deposit Insurance Fund (DIF).  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC's new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%.  The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF.  These assessments will continue until the Financing Corporation bonds mature in 2019.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

The Federal Deposit Insurance Act applies to state-chartered non-member banks Section 23A and 23B of the Federal Reserve Act and Regulation W, which restrict transactions by banks and their subsidiaries with their affiliates.  An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank.  Generally, Sections 23A and 23B and Regulation W:

•

limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of that bank’s capital stock and surplus (i.e., tangible capital);

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates to 20% of that bank’s capital stock and surplus; and
•	require that all such transactions be on terms substantially the same, or at least as favorable to the bank subsidiary, as those provided to a non-affiliate.

The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate, and other similar types of transactions.

Home Savings’ authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to limits established by FDIC regulations, which incorporate by reference most of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the Federal Reserve Board.  Among other restrictions, these loans must be made on terms substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment.  In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (CRA) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice.  Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit or other financial assistance to low and moderate-income individuals and communities.  Depository institutions are periodically examined for compliance with the CRA.  As of its most recent evaluation, Home Savings was assigned an overall CRA rating of “Satisfactory.”

Monetary Policy and Economic Conditions

The business of commercial banks is affected not only by general economic conditions, but also by the policies of various governmental regulatory authorities, including the FRB.  The FRB regulates the money and credit conditions and interest rates in order to influence general economic conditions primarily through open market operations in U.S. Government securities, changes in the discount rate on bank borrowings and changes in reserve requirements against bank deposits.  These policies and regulations significantly influence the amount of bank loans and deposits and the interest rates charged and paid thereon, and thus have an effect on earnings.

Patriot Act

The Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorist Act of 2001 (Patriot Act) gives the federal government powers to address terrorist threats through domestic security measures, surveillance powers, information sharing and anti-money laundering requirements.  Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.  Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish due diligence policies, procedures and controls designed to detect and report suspicious activity.

Executive and Incentive Compensation

In June 2010, the FRB, the FDIC and the Office of the Comptroller of the Currency issued joint interagency guidance on incentive compensation policies (Joint Guidance) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking.  This principles-based guidance, which covers all employees who have the ability to affect materially the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should:  (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.  The Joint Guidance made incentive compensation part of the regulatory agencies’ examination process, with the findings of the supervisory initiatives included in reports of examination and enforcement actions possible.

After issuing proposed rules in 2011, in May 2016, the federal bank regulatory agencies approved their second joint notice of proposed rules (Second Proposed Joint Rules) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions.  The requirements of the Second Proposed Joint Rules would differ for each of three categories of financial institutions:

•	Level 1 consists of institutions with assets of $250 billion or more;
•	Level 2 consists of institutions with assets of at least $50 billion and less than $250 billion; and
•	Level 3 consists of institutions with assets of at least $1 billion and less than $50 billion.

Some of the requirements would apply only to Level 1 and Level 2 institutions.  For all covered institutions the Second Proposed Joint Rules would prohibit certain practices and types of incentive compensation and:

•	prohibit incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss;”
•	require incentive based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and
•	require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

		Minimum	Minimum
		Regulatory	Ratio With Capital	Well-	December 31,
		Capital	Conservation	Capitalized	2017		2016
		Ratios	Buffer	Minimums	Ratio	Amount	Ratio	Amount
					(dollars in thousands)
Tier 1 leverage	United Community	4.00%	N/A	N/A	10.91%	$285,320	11.98%	$258,869
	Home Savings	4.00%	N/A	5.00%	10.41%	271,353	10.65%	229,938
CET 1 risk-based capital	United Community	4.50%	5.75%	N/A	14.28%	285,320	17.13%	258,869
	Home Savings	4.50%	5.75%	6.50%	13.62%	271,353	15.22%	229,938
Tier 1 risk-based capital	United Community	6.00%	7.25%	6.00%	14.28%	285,320	17.13%	258,869
	Home Savings	6.00%	7.25%	8.00%	13.62%	271,353	15.22%	229,938
Total risk-based capital	United Community	8.00%	9.25%	10.00%	15.34%	306,522	18.38%	277,817
	Home Savings	8.00%	9.25%	10.00%	14.69%	292,504	16.57%	248,861

Item 1A.	Risk Factors

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

Increases in credit risks could adversely affect our results of operations.

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

Legislative or regulatory changes or actions could adversely impact the financial services industry and/or our business, financial condition or results of operations.

The financial services industry is extensively regulated. Federal and state banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and are not necessarily intended to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us. Future legislation or regulatory changes would likely increase compliance costs, along with possibly restricting the operations of United Community.  In addition, regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. The significant federal and state banking regulations that affect us are described in this Annual Report on Form 10-K under the heading “Regulation.”

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

Financial institutions are under continuous threat of loss due to cyber-attacks especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business. The most significant cyber–attack risks that we face are e-fraud, denial of service, and loss of sensitive customer data. Loss from e-fraud occurs when cybercriminals breach and extract funds directly from customer or our accounts. Loss can occur as a result of negative customer experience in the event of a successful denial of service attack that disrupts availability of our on-line banking services. The attempts to breach sensitive customer data, such as account numbers and social security numbers, could present significant operational, reputational, legal and/or regulatory costs to us, if successful. The Company has security, backup and recovery systems in place and a comprehensive business continuity plan to ensure the systems will not be inoperable. The Company also has security in place to prevent unauthorized access to the systems. In addition, the Company has a cyber-liability insurance policy to protect against breaches of the Company and vendor systems.  Third party service providers also are required to maintain similar controls. However, the Company cannot be certain the measures will be successful to prevent a security breach. Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers. Security breaches also may increase reputational and legal risks, and the Company could experience an increase in expenses or losses resulting from such breaches.

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

United Community may acquire other financial institutions or parts of institutions in the future, open new branches, and consider new lines of business and new products or services. Expansions of its business would involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions or expansions into new markets;
•	the potential inaccuracy of estimates and judgments used to evaluate the business and risks with respect to target institutions;
•	the time and costs of hiring local management and opening new offices;
•	the delay in the generation of profits from commencing potential acquisitions or engaging in new activities;
•	United Community’s ability to finance an expansion and the possible dilution to existing shareholders;
•	the diversion of management’s attention to the expansion;
•	management’s lack of familiarity with new market areas;
•	the integration of new products and services and new personnel into the Company’s existing business;
•	the incurrence and possible impairment of goodwill associated with an acquisition and effects on United Community’s results of operations; and
•	the risk of loss of key employees and customers.

If United Community’s growth involves the acquisition of companies through merger or other acquisition, the success of such merger or acquisition will depend on, among other things, United Community’s ability to combine the businesses in a manner that permits growth opportunities and cost efficiencies, and does not cause inconsistencies in standards, controls, procedures and policies that adversely affect the ability of United Community to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger or acquisition.

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

United Community is generally dependent upon the earnings of Home Savings for funds to pay dividends on our common shares. The payment of dividends by Home Savings is subject to certain regulatory restrictions. Federal law generally prohibits a depository institution from making any capital distributions (including payment of a dividend) to its parent holding company if the depository institution would be undercapitalized as a result.

U.S. tax laws applicable to Home Savings would cause a taxable recapture of accumulated bad debt reserves of up to $21.1 million to the extent that Home Savings makes a distribution to United Community while Home Savings does not have sufficient tax earnings and profits at the time of such distribution. The income tax liability resulting from such a distribution could be as great as $4.4 million. No deferred tax liability has been recorded for this potential recapture liability. For a further description, refer to Note 14 to the consolidated financial statements.  Accordingly, until Home Savings restores its tax earnings and profits to an amount sufficient to avoid taxable bad debt reserve recapture upon distributions to United Community, we may be unwilling to approve a dividend from Home Savings to United Community even if Home Savings was otherwise permitted or able to make a dividend to United Community. As of December 31, 2017, the deficit in tax earnings and profits was approximately $17.6 million. Tax earnings and profits is generally increased by taxable income and tax-exempt income and decreased by income taxes payable and non-deductible expenses.

As a result, any payment of dividends in the future by United Community will be generally dependent on Home Savings’ earnings, capital requirements, financial condition and other factors.

Changes in the fair value of our investment securities may reduce stockholders’ equity and net income.

As of December 31, 2017, securities available for sale were $270.6 million and the net unrealized losses on those securities were $1.1 million. Stockholders’ equity is increased or decreased by the change in unrealized gain or loss on these securities, through accumulated other comprehensive income (loss) (AOCI). The unrealized gain or loss represents the difference between the estimated fair value and the amortized cost of the securities. A decline in the estimated fair value of the portfolio results in, but is not limited to, a decline in stockholders’ equity, book value per common share, and tangible book value per common share. Potential recovery of a debt security is dependent upon a number of factors as it approaches maturity, including, but not limited to, credit quality and market interest rates. Increases in market interest rates commonly result in declines in the fair value of debt securities. Equity securities have no stated maturity; therefore, declines in fair value may or may not be recovered over time and are subject to market and issuer fundamentals.

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

Our business is highly dependent on the successful and uninterrupted functioning of our information technology and telecommunications systems and third-party servicers. We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with, and depend on, third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Unauthorized disclosure of sensitive or confidential customer information, whether through a breach of our computer systems or otherwise, could result in harm  to such customer for which we may be held liable or incur sanctions.

Potential misuse of funds or information by Home Savings’ employees or by third parties could result in damage to Home Savings’ customers for which Home Savings could be held liable, subject Home Savings to regulatory sanctions and otherwise adversely affect Home Savings’ financial condition and results of operations.

Home Savings’ employees handle a significant amount of funds, as well as financial and personal information. Although Home Savings has implemented systems to minimize the risk of fraudulent taking or misuse of funds or information, there can be no assurance that such systems will be adequate or that a taking or misuse of funds or information by employees, by third parties who have authorized access to funds or information, or by third parties who are able to access funds or information without authorization will never occur. Home Savings could be held liable for such an event and could also be subject to regulatory sanctions. Home Savings could also incur the expense of developing additional controls to prevent future such occurrences. Although Home Savings has insurance to cover such potential losses, Home Savings cannot provide assurance that such insurance will be adequate to meet any liability. In addition, any loss of trust or confidence placed in Home Savings by our customers could result in a loss of business, which could adversely affect our financial condition and results of operations.

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

Home Savings owns its corporate headquarters building located in Youngstown, Ohio. Of Home Savings’ 35 retail banking offices, 29 are owned and the remaining offices are leased. Loan origination and wealth management offices are leased under long-term lease agreements. The information contained in Note 8 to the consolidated financial statements titled Premises and Equipment is incorporated herein by reference.

Item 3.	Legal Proceedings

In the normal course of business, United Community and Home Savings are parties, and their respective properties are named or subject, to litigation incidental to their respective businesses. While it is impossible to determine the ultimate resolution of these contingent matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

There were 54,138,910 United Community common shares issued and 49,866,491 shares outstanding and held by approximately 9,500 record holders as of March 9, 2018. United Community’s common shares are traded on The Nasdaq Stock Market® under the symbol UCFC. Quarterly stock prices and dividends declared are shown in the following table.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
High	$9.12	$8.89	$9.80	$10.00
Low	8.10	7.91	8.43	8.78
Dividends declared and paid	0.03	0.03	0.04	0.04

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
High	$6.13	$6.12	$7.28	$9.40
Low	5.31	5.56	5.98	7.06
Dividends declared and paid	0.03	0.03	0.03	0.03

The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended December 31, 2017:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan (2)
October 1 through October 31, 2017 (1)	1,167	$9.82	—	1,683,830
November 1 through November 30, 2017	—	—	—	1,683,830
December 1 through December 31, 2017	—	—	—	1,683,830
Total	1,167	9.82	—	1,683,830

(1)

In October 2017, United Community purchased 1,167 shares at $9.82 per share from employees for the payment of employment taxes.  The purchase of these shares was not part of United Community’s share repurchase program.

(2)

United Community’s stock repurchase program was publicly announced on April 28, 2016 in a press release, a copy of which can be found in United Community’s Form 8-K filed on May 2, 2016.  The program permits the repurchase of up to 2,500,000 UCFC common shares. There is no expiration date for the program.

Restrictions on Dividends.  The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary banks and other subsidiaries.  However, the FRB expects a bank holding company to serve as a source of strength to its bank subsidiaries, which may require the holding company to retain capital for further investments in its bank subsidiaries, rather than paying dividends to shareholders of the holding company.  Home Savings may not pay dividends to United Community if, after paying such dividends, it would fail to meet the required capital levels.  Dividends are also subject to limitations if United Community or Home Savings fails to hold the required capital conservation buffer.  Payment of dividends by Home Savings may be restricted at any time at the discretion of its regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for Home Savings.  These provisions could have the effect of limiting United Community’s ability to pay dividends on its outstanding common shares.  In addition, FRB policy requires United Community to provide notice to the FRB in advance of the payment of a dividend to United Community’s shareholders under certain circumstances, and the FRB may disapprove of such dividend payment if the FRB determines the payment would be an unsafe or unsound practice.

Performance Graph

The following graph compares the cumulative total return on United Community’s common shares since December 31, 2012, with the total return of an index of companies whose shares are traded on The Nasdaq Stock Market and an index of publicly traded thrift institutions and thrift holding companies. The graph assumes that $100 was invested in United Community shares on December 31, 2012.

	Period Ending
Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
United Community Financial Corp.	100.00	123.53	186.61	207.71	320.15	332.08
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Bank Index	100.00	137.30	153.48	156.10	197.23	232.91
SNL Thrift Index	100.00	128.33	138.02	155.20	190.11	188.72

Item 6.	Selected Financial Data

Selected financial condition data:

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Total assets	$2,649,905	$2,191,345	$1,987,989	$1,833,550	$1,737,850
Cash and cash equivalents	46,880	45,887	35,910	32,980	77,331
Securities:
Available for sale, at fair value	270,561	343,284	357,670	499,790	511,006
Held to maturity, at amortized cost	82,911	97,519	110,699	—	—
Loans held for sale	83,752	62,758	35,801	20,730	4,838
Loans, net	1,999,877	1,503,577	1,316,192	1,148,093	1,029,192
Federal Home Loan Bank stock, at cost	19,324	18,068	18,068	18,068	26,464
Cash surrender value of life insurance	62,488	55,861	54,366	46,401	44,972
Deposits	1,956,739	1,514,991	1,435,743	1,347,836	1,391,752
Borrowed funds	356,733	391,268	279,510	216,752	140,578
Total shareholders’ equity	294,265	249,806	244,245	240,135	175,074

Summary of earnings:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Interest income	$93,510	$70,729	$65,635	$63,244	$64,744
Interest expense	13,157	8,428	9,113	11,825	13,413
Net interest income	80,353	62,301	56,522	51,419	51,331
Provision for loan losses	4,253	5,387	2,135	(1,271)	4,116
Net interest income after provision for loan losses	76,100	56,914	54,387	52,690	47,215
Non-interest income	25,239	22,076	19,717	13,741	19,749
Non-interest expenses	68,259	52,019	49,929	55,960	56,737
Income before taxes	33,080	26,971	24,175	10,471	10,227
Income tax expense (benefit)	11,295	8,143	7,893	(39,735)	200
Net income	21,785	18,828	16,282	50,206	10,027
Amortization of discount on preferred stock	—	—	—	—	(6,751)
Earnings available to common shareholders	$21,785	$18,828	$16,282	$50,206	$3,276

Selected financial ratios and other data:

	At or for the year ended December 31,
	2017	2016	2015	2014	2013
Performance ratios:
Return on average assets (1)	0.85%	0.91%	0.85%	2.82%	0.56%
Return on average equity (2)	7.63%	7.58%	6.65%	23.30%	5.32%
Interest rate spread (3)	3.27%	3.13%	3.06%	2.93%	2.88%
Net interest margin (4)	3.41%	3.24%	3.18%	3.10%	3.04%
Noninterest expense to average assets	2.66%	2.50%	2.61%	3.14%	3.16%
Efficiency ratio (5)	64.28%	61.01%	65.10%	80.11%	80.15%
Average interest-earning assets to average interest-bearing liabilities	125.08%	124.82%	124.39%	122.83%	119.98%
Capital ratios:
Average equity to average assets	11.13%	11.95%	12.81%	12.10%	10.51%
Equity to assets, end of period	11.09%	11.39%	12.29%	13.10%	10.07%
Tier 1 leverage ratio	10.42%	10.65%	11.46%	12.11%	10.50%
Common equity Tier 1 ratio	13.64%	15.22%	17.46%	n/a	n/a
Tier 1 risk-based capital ratio	13.64%	15.22%	17.46%	19.87%	18.50%
Total risk-based capital ratio	14.70%	16.47%	18.72%	21.13%	19.76%
Asset quality ratios:
Nonperforming loans to net loans at end of period (6)	0.59%	0.83%	1.27%	1.78%	2.29%
Nonperforming assets to average assets (7)	0.66%	0.99%	1.02%	1.34%	1.67%
Nonperforming assets to total assets at end of period	0.64%	0.94%	0.98%	1.30%	1.72%
Allowance for loan losses as a percent of loans	1.05%	1.25%	1.33%	1.52%	2.01%
Allowance for loan losses as a percent of nonperforming loans (6)	181.17%	153.46%	105.76%	86.48%	89.52%
Total classified assets as a percent of Tier 1 Capital	17.34%	12.76%	17.74%	18.64%	31.83%
Total classified loans as a percent of Tier 1 Capital and ALLL	14.27%	8.49%	15.32%	15.79%	25.58%
Total classified assets as a percent of Tier 1 Capital and ALLL	16.08%	11.77%	16.44%	17.25%	28.62%
Net chargeoffs as a percent of average loans	0.12%	0.29%	0.17%	0.20%	0.40%
Total 90+ days past due as a percent of net loans	0.49%	0.52%	1.24%	1.40%	1.97%
Per share data:
Basic earnings (loss) per common share (9)	$0.44	$0.40	$0.34	$1.00	$0.07
Diluted earnings (loss) per common share (9)	0.44	0.40	0.34	1.00	0.07
Book value per common share (10)	5.90	5.36	5.14	4.88	3.48
Tangible book value per common share (11)	5.41	5.32	5.14	4.88	3.47
Cash dividend per common share	0.14	0.11	0.07	0.02	—
Dividend payout ratio (12)	31.82%	27.50%	20.59%	2.00%	n/a

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

General

United Community was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of Home Savings issued upon the Conversion, which was completed on July 8, 1998.

The following discussion and analysis of the financial condition and results of operations of United Community and its subsidiary, Home Savings, should be read in conjunction with the consolidated financial statements, and the notes thereto, included in this Annual Report on Form 10-K.

Overview

On January 31, 2017, United Community completed its acquisition of Ohio Legacy Corp (OLCB).  Pursuant to the terms of the Agreement and Plan of Merger, dated September 8, 2016, among United Community, OLCB, Premier Bank & Trust, OLCB’s wholly owned subsidiary bank (PB&T), The Home Savings and Loan Company of Youngstown, Ohio, United Community’s wholly owned subsidiary bank (the Merger Agreement), OLCB was merged with and into United Community (the merger). Immediately following the merger, Home Savings was merged with and into PB&T and the surviving bank changed its name to “Home Savings Bank.”

As a result of the merger and in accordance with the terms of the Merger Agreement, each preferred share of OLCB was deemed to have been converted into OLCB common shares. Each OLCB common share was converted into the right to receive either $18.00 in cash or 2.736 United Community common shares, subject to certain allocation procedures set forth in the Merger Agreement that ensured that 50% of OLCB’s common shares outstanding were converted into United Community common shares, and 50% of OLCB’s common shares outstanding were converted into the right to receive the cash consideration. The Company paid cash in lieu of issuing fractional shares.  This transaction resulted in the addition of approximately $349.3 million in assets and the addition of four branches in Summit, Stark and Belmont counties.  See Note 2 to the consolidated financial statements for additional information regarding this transaction.

Total assets increased $458.6 million, or 20.9%, to $2.6 billion at December 31, 2017. The primary reason for this increase was the merger with OLCB which increased assets by $349.3 million.  Contributing to the change were increases in net loans, loans held for sale, goodwill, core deposit intangible and the cash surrender value of life insurance. These changes were offset by decreases in securities, real estate owned and other assets. Total liabilities increased, $414.1 million, or 21.3%, to $2.4 billion at December 31, 2017. This change was primarily due to the $266.3 million in deposits from the merger along organic customer deposit growth and an increase of $80.0 million in brokered deposits.

The Company recognized net income of $21.8 million for the year ended December 31, 2017, compared to net income of $18.8 million in 2016.  Materially impacting 2017 net income was the merger discussed above.  The merger, along with organic growth, resulted in an $18.3 million increase in net interest income and a $3.2 million increase in noninterest income offset by an increase in noninterest expense of $16.2 million.

In addition to Home Savings, United Community operates through three other wholly-owned subsidiaries: HSB Insurance, LLC, HSB Capital, LLC and HSB Insurance, Inc. HSB Capital, LLC was formed as an Ohio limited liability company by United Community during 2016 for the purpose of providing mezzanine funding for customers of the Bank.  Mezzanine loans are offered by HSB Capital, LLC to customers in United Community’s market area, as defined below, and are expected to be repaid from the cash flow from operations of the business.

HSB Insurance, LLC, (d/b/a James & Sons Insurance), United Community’s wholly-owned insurance subsidiary, was formed on April 6, 2016 to acquire James & Insurance. As a result of this acquisition, HSB Insurance, LLC now offers a variety of insurance products for business and residential customers, including auto, homeowners, life-health, commercial, surety bonds and aviation, within United Community’s market area. HSB Insurance, LLC completed two additional acquisitions of insurance companies in 2017 to expand its offerings and market area.

HSB Insurance, Inc., a Delaware-based captive insurance company, was formed by United Community and began operations on June 1, 2017. HSB Insurance, Inc. insures against certain risks unique to the operations of United Community and its subsidiaries and for which insurance may not be currently available or economically feasible in today's insurance marketplace. HSB Insurance, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.  HSB Insurance, Inc. is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

Material Changes in Financial Condition

Funds not currently utilized for general corporate purposes are invested in overnight funds and securities. Cash and cash equivalents increased $993,000, or 2.2%, to $46.9 million at December 31, 2017, compared to $45.9 million at December 31, 2016. Cash and cash equivalents increased in 2017 primarily as a result of increased cash on hand related to the additional branch locations from the merger offset by less funds held in interest bearing accounts.

Available for sale securities decreased $72.7 million, or 21.2% to $270.6 million at December 31, 2017.  The change in available for sale securities was affected by maturities, pay downs and amortization totaling $14.2 million and sales of $62.9 million.   Offsetting this was an increase in the market value adjustment on the securities totaling $3.7 million.  The balance of the unrealized loss position at December 31, 2017 was $1.1 million, pretax, compared to a loss position of $4.8 million, pretax, at December 31, 2016. The unrealized loss position recognized in available for sale securities is primarily driven by market conditions. To that end, the Company expects to receive all principal and interest payments contractually due and has no intent to sell and more than likely will not be required to sell these securities until maturity. The majority of the securities are Government Sponsored Entities (GSE) issued debt or mortgage-backed securities and carry the same rating as the U.S. Government.

The duration of the available for sale securities portfolio was approximately 5.5 years at December 31, 2017. There is risk that longer-term rates could rise, resulting in greater unrealized losses. It is also possible, however, that longer term rates could fall, resulting in the recovery of all of the unrealized losses. Management continues to allow the balance of the portfolio to decline as planned in the normal course. In addition, the Company may look for opportunities to sell securities to continue to reduce the portfolio change the duration characteristics of the portfolio, and/or change the mix of the portfolio.

Held to maturity securities decreased $14.6 million, or 15.0% to $82.9 million at December 31, 2017.  The change in held to maturity securities is the result of maturities, pay downs and amortization.  The Company did not purchase any securities that were classified as held to maturity during 2017.

Loans held for sale, carried at lower of cost or market, were $211,000 and loans held for sale, carried at fair value were $83.5 million at December 31, 2017.  The $21.0 million change in loans held for sale was primarily attributable to the originations of permanent construction loans during the period.  These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination.  Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Net loans increased $496.3 million, or 33.0%, to $2.0 billion at December 31, 2017, compared to $1.5 billion at December 31, 2016.  The primary reason for the increase is the merger completed in the first quarter of 2017 which added $259.4 million in balances along with a continued focus on growing the commercial real estate and commercial and industrial portfolios.  See Note 5 to the consolidated financial statements for additional information regarding the composition of net loans.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for probable loan losses charged to expense. The allowance for loan losses was $21.2 million at December 31, 2017, compared to $19.1 million at December 31, 2016. The allowance for loan losses as a percentage of loans was 1.05% at December 31, 2017, compared to 1.25% at December 31, 2016. The decrease is a result of the acquired loan portfolio being recorded at fair value without an allowance for loan losses.  The allowance for loan losses as a percentage of nonperforming loans was 181.2% at December 31, 2017, compared to 153.46% at December 31, 2016. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for probable loan losses is designed to account for credit deterioration as it occurs. The provision for probable loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

During 2017, the Company recorded a loan loss provision of $4.3 million. This recognition was primarily due to the growth of the loan portfolio and net charge-offs, partially offset by improvements in qualitative factors used in calculating the allowance for loan loss reserve.

Impaired Loans. A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $27.4 million at December 31, 2017 as compared to $31.5 million at December 31, 2016.  The decrease in impaired loans can be largely attributed to the resolution of loans through principal payments, charge-offs, sale of the loan or collateral or by Home Savings taking possession of the collateral.

Included in impaired loans above are certain loans Home Savings considers to be troubled debt restructurings (TDR). A loan is considered a TDR if Home Savings grants a concession to a debtor experiencing financial difficulty that it would otherwise not consider. The concession either stems from an agreement between the creditor and the debtor or is imposed by law or a court. If the debtor is not currently experiencing financial difficulties but would probably be in payment default in the future without the modification, then this type of restructure also could be considered a TDR.

A restructured loan that has fallen into nonaccrual status will return to accruing status if either of the following criteria are met: (i) none of the principal and interest is due or unpaid and Home Savings expects repayment of the remaining contractual principal and interest, or (ii) the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments on a loan that is between 30 and 89 days past due and there is reasonable assurance of prepayment established through payment performance over a period of six months. TDR loans aggregated $20.3 million at December 31, 2017 compared to $27.3 million at December 31, 2016. TDR loans that were on nonaccrual status aggregated $2.4 million and $7.0 million at December 31, 2017 and December 31, 2016, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $17.9 million and $20.3 million at December 31, 2017 and December 31, 2016, respectively.

Nonperforming Loans. Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $11.7 million, or 0.59% of total loans, at December 31, 2017, compared to $12.4 million, or 0.83% of total loans, at December 31, 2016.

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

Federal Home Loan Bank Stock.  FHLB stock was $19.3 million at December 31, 2017 compared to $18.1 million at December 31, 2016.  The increase was due to the merger.  During 2017, the FHLB paid cash dividends of $961,000 in lieu of stock dividends to its member banks.

Real Estate Owned and Other Repossessed Assets.  Real estate owned and other repossessed assets decreased $524,000 or 29.5% during the year ended December 31, 201, as compared to the year ended December 31, 2016. Property acquired in the settlement of loans is recorded at the lower of the loan’s acquisition balance less cost to sell or the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to reflect properly the asset at fair value.

Bank Owned Life Insurance.  Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI. During the year, the Company purchased additional BOLI totaling $5.0 million.  Home Savings recognized $1.6 million and $1.5 million as other non-interest income based on the change in cash value of the policies in the twelve months ended December 31, 2017 and 2016, respectively.

Other Assets.  Other assets decreased $4.8 million during 2017.  The decrease was driven by the decline of net deferred tax assets and an other asset impairment charge of $2.3 million.  In 2003, Home Savings entered into two development loans on which the borrower subsequently filed bankruptcy, and a court appointed receiver liquidated the collateral.  The proceeds from the sale of the collateral have remained in escrow with the Court since 2007 as a number of competing claims were made against the proceeds.  In 2011, a lower court affirmed Home Savings' priority position in the proceeds, and its lien validity was affirmed by the same Court in 2016.  However, in December 2017, an Appellate Court ruled that a portion of the proceeds should be awarded to another claimant.  The $2.3 million charge reflects the appellate court ruling.  The Company intends to continue to pursue a full recovery.  These decreases were offset by an increase in an investment related to low-income housing aggregating $3.0 million in 2017.  As of December 31, 2017, the net DTA was $4.2 million, and as of December 31, 2016, the net DTA was $12.7 million.

Total Deposits.  Total deposits increased $441.7 million to $2.0 billion at December 31, 2017, compared to $1.5 billion at December 31, 2016. Deposits increased $266.3 million as a result of the merger.  Non-interest bearing accounts increased $98.1 million since the prior year-end attributable to approximately $54.8 million in non-interest bearing deposits from the merger along with $43.3 million in organic growth.  The organic growth was primarily due in an increase in commercial deposits.  Interest bearing deposits grew $343.7 million during 2017 of which approximately $211.5 million came from the merger.  An additional $80 million in growth was due to increased use of brokered deposits in 2017.  The remaining increase of $52.2 million was due to organic growth.

FHLB Advances.  Funds needed in excess of deposit growth are borrowed in the normal course of business, if necessary. Home Savings has an established credit relationship with the FHLB of Cincinnati under which Home Savings could borrow up to an additional $256.8 million as of December 31, 2017. These borrowings are collateralized by residential mortgage loans.  Of the total borrowing capacity at the FHLB, Home Savings had outstanding term advances of $48.5 million with an effective rate of 3.26% and overnight advances of $308.0 million with a rate of 1.42 % at December 31, 2017.

Shareholders’ Equity.  Shareholders’ equity increased $44.5 million to $294.3 million at December 31, 2017, from $249.8 million at December 31, 2016. Over half of this increase was due to the merger which added $25.8 million to shareholders’ equity in 2017. Net income offset by cash dividends of $7.0 million in 2017 accounted for the majority of the remaining change.

Accumulated other comprehensive income increased $2.4 million from December 31, 2016 to December 31, 2017. Unrealized losses on securities included in other comprehensive income have not been recognized in income at December 31, 2017 and December 31, 2016 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell (and it is likely that management will not be required to sell) the securities prior to their anticipated recovery, and the decline in fair value is largely due to the level of longer-term interest rates in 2017 and 2016. The fair value is expected to recover as the investments approach maturity.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings and consequently Home Savings’ ability to meet its future capital requirements.

Book value per common share as of December 31, 2017 was $5.90 as compared to $5.36 per common share as of December 31, 2016. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as discussed above.

Material Changes in Operating Results for the Years Ended December 31, 2017 and December 31, 2016

Net Income. United Community recognized net income for the twelve months ended December 31, 2017, of $21.8 million, or $0.44 per diluted common share, compared to net income of $18.8 million, or $0.40 per diluted common share.

The significant change in earnings for 2017 was primarily a result of higher pretax income due to the merger and organic growth.  Net interest income for 2017 increased $18.3 million while the provision for loan losses decreased $1.1 million during the same period. Additionally, non-interest income increased $3.2 million and noninterest expense increased $16.2 million with $4.2 million of the increase related to merger costs. United Community’s return on average assets and return on average equity were 0.85% and 7.63%, respectively for the twelve months ended December 31, 2017 and 0.91% and 7.58%, respectively, for the twelve months ended December 31, 2016.  Impacting the comparison were three charges that were recognized. In the fourth quarter, a revaluation of net deferred tax assets increased tax expense $1.5 million and an asset write down of $1.5 million, after tax, was prompted by an unfavorable ruling from an Appellate Court. For the year, non-recurring merger related expenses totaling $3.3 million, after tax, were also recognized.

Net Interest Income. Net interest income was $81.3 million in 2017, up from the $63.0 million recorded in 2016.  Net interest margin increased 17 basis points to 3.41% for the twelve months ended December 31, 2017 compared to 3.24% for the twelve months ended December 31, 2016.

Total interest income increased by $23.0 million in 2017 compared to 2016, to $94.4 million from $71.4 million. The increase is a primarily a result of an increase in average net loans and loans held for sale and along with increased yield on loans and securities.  The increased loan yield was due to the impact of purchase accounting adjustments from the merger along with higher yields being realized on net loans as interest rates rose in 2017.  Average net loans increased $461.2 million in 2017 compared to the same period in 2016 and yields increased 15 basis points to 4.28% for the twelve months ended December 31, 2017 from 4.13% for the same period in 2016. Average loans held for sale increased $35.5 million in 2017 compared to 2016, while yields climbed to 4.06% for the twelve months ended December 31, 2017 from 3.82% for the same period in 2016. Interest income from net loans increased to $79.8 million for the twelve months ended December 31, 2017 compared to $57.9 million for the same period in 201, and income from loans held for sale increased to $3.3 million for the twelve months ended December 31, 2017 compared to $1.8 million for the same period in 2016.  These increases were partially offset by a decline of $1.1 million in income on available for sale and held to maturity securities.

Interest expense increased by $4.7 million in 2017 to $13.2 million compared to $8.4 million during the same period in 2016. This increase was due to a $349.1 million increase in average interest-bearing liabilities along with a 14 basis point increase in the cost of interest-bearing liabilities in 2017.   The increase in average interest-bearing liabilities was due to the merger, organic growth in deposits and an increased used of brokered certificates of deposit.  The increase in the cost of interest-bearing liabilities was primarily driven by increases in yields on brokered certificates of deposits and borrowed funds due to rising interest rates.  Interest expense related to interest-bearing deposits was $8.4 million in 2017 compared to $5.9 million in 2016.  Interest expense on borrowed funds totaled $13.2 million in 2017 compared to $8.4 million in 2016.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $4.3 million in 2017, compared to $5.4 million in 2016.  The decrease in provision expense during 2017 was driven by lower net charge-offs offset by strong loan growth.  For the twelve months ended December 31, 2017, net charge-offs to average outstanding loans were 12 basis points.  This compares to 29 basis points for the same period in 2016.  The Company recorded a charge-off of $2.5 million during 2016, related to one long-held nonresidential commercial real estate loan which contributed to the higher charge-off ratio.

Noninterest Income. Non-interest income was $25.2 million in 2017 compared to $22.1 million in 2016.  Positively impacting the comparison was the benefit of trust fee income totaling $1.6 million associated with the merger of OLCB.  Also contributing to the change were increases of $320,000 for insurance agency income, $150,000 for deposit related fees, $274,000 for mortgage banking income, $369,000 for debit/credit card fees and a one-time gain of $595,000 for the sale of a building the Company owned.  Offsetting this was a $123,000 decline in brokerage income and a $96,000 increase in the losses associated with the sale of real estate owned and other repossessed assets.

Noninterest Expense. Non-interest expense was $68.3 million for the twelve months ended December 31, 2017, which represented an increase of $16.2 million, or 31.2%, from the twelve months ended December 31, 2016.  The merger of OLCB and the operating expenses of the acquired branches for the year negatively affected the current comparison along with an increase in merger related expenses.  The merger related expenses totaled $5.0 million in 2017 compared to $787,000 in 2016.  In addition, the Company recognized a $2.3 million asset write down in 2017.  In 2003, Home Savings entered into two development loans on which the borrower subsequently filed bankruptcy, and a court appointed receiver liquidated the collateral. The proceeds from the sale of the collateral have remained in escrow with the court since 2007 as a number of competing claims were made against the proceeds. In 2011, a lower court affirmed Home Savings' priority position in the proceeds, and its lien validity was affirmed by the same court in 2016. However, in December 2017, an appellate court ruled that a portion of the proceeds should be awarded to another claimant. The $2.3 million charge reflects the Appellate court ruling.  The efficiency ratio increased to 64.28% for 2017 compared to 61.01% for 2016 primarily due to the merger expenses and the write down.

Federal Income Taxes. During the twelve months ended December 31, 2017, the Company recognized tax expense of $11.3 million on pre-tax income of $33.1 million, compared to tax expense of $8.1 million on pre-tax income of $27.0 million for the twelve months ended December 31, 2016.  The primary reason for the variance was higher pre-tax income.  In addition, the Company recognized $1.5 million of additional tax expense in 2017 from the revaluation of its deferred tax assets and liabilities due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017.

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

Noninterest Expense. Non-interest expense was $52.0 million for the twelve months ended December 31, 2016, which represented an increase of $2.1 million, or 4.2%, from the twelve months ended December 31, 2015.  The acquisition of James & Sons Insurance and its operating expenses of $1.3 million for the year negatively affected the current comparison.  During the fourth quarter of 2016, United Community recognized $787,000 in merger related expenses associated with the OLCB merger that closed on January 31, 2017.  Also affecting the comparison, equipment and data processing charges increased $699,000 and Financial Institutions Tax increased $453,000.  The efficiency ratio improved to 61.01% for 2016 compared to 65.10% for 2015.

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

	Year ended December 31,
	2017			2016			2015
	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$1,863,900	$79,802	4.28%	$1,402,706	$57,909	4.13%	$1,220,698	$52,620	4.31%
Loans held for sale	81,368	3,301	4.06%	45,896	1,755	3.82%	34,665	1,396	4.03%
Total loans, net	1,945,268	83,103	4.27%	1,448,602	59,664	4.12%	1,255,363	54,016	4.30%
Securities:
Available for sale-taxable	246,128	5,579	2.27%	311,231	6,915	2.22%	452,005	10,141	2.24%
Available for sale-nontaxable	59,131	2,460	4.16%	41,114	1,679	4.08%	1,307	53	4.06%
Held to maturity-taxable	79,361	1,764	2.22%	93,597	1,989	2.13%	26,250	590	2.25%
Held to maturity-nontaxable	10,180	326	3.20%	12,598	378	3.00%	4,467	146	3.27%
Total securities	394,800	10,129	2.57%	458,540	10,961	2.39%	484,029	10,930	2.26%
Federal Home Loan Bank stock	19,221	961	5.00%	18,068	723	4.00%	18,068	723	4.00%
Other interest earning assets	26,604	228	0.86%	19,885	67	0.34%	19,806	35	0.18%
Total interest earning assets	2,385,893	94,421	3.96%	1,945,095	71,415	3.67%	1,777,266	65,704	3.70%
Non-interest earning assets	178,267			133,555			133,489
Total assets	$2,564,160			$2,078,650			$1,910,755
Interest bearing liabilities:
Deposits:
Checking accounts	$597,686	$1,874	0.31%	$489,838	$1,012	0.21%	$480,520	$919	0.19%
Savings accounts	305,641	112	0.04%	289,506	124	0.04%	279,964	148	0.05%
Certificates of deposit
Customer certificates of deposit	507,968	5,030	0.99%	430,474	4,710	1.09%	446,148	5,459	1.22%
Brokered certificates of deposit	133,326	1,421	1.07%	12,243	76	0.62%	—	—	—%
Total certificates of deposit	641,294	6,451	1.01%	442,717	4,786	1.08%	446,148	5,459	1.22%
Total interest bearing deposits	1,544,621	8,437	0.55%	1,222,061	5,922	0.48%	1,206,632	6,526	0.54%
Federal Home Loan Bank advances
Long-term advances	48,118	1,510	3.14%	47,337	1,252	2.64%	46,555	1,059	2.27%
Short-term advances	311,179	3,189	1.02%	288,448	1,234	0.43%	145,740	275	0.19%
Total Federal Home Loan Bank advances	359,297	4,699	1.31%	335,785	2,486	0.74%	192,295	1,334	0.69%
Repurchase agreements and other	3,584	21	0.59%	523	20	3.82%	29,891	1,253	4.19%
Total borrowed funds	362,881	4,720	1.30%	336,308	2,506	0.75%	222,186	2,587	1.16%
Total interest bearing liabilities	1,907,502	13,157	0.69%	1,558,369	8,428	0.54%	1,428,818	9,113	0.64%
Non-interest bearing deposits	333,495			242,384			209,165
Other non-interest bearing liabilities	37,652			29,535			27,977
Total non-interest bearing liabilities	371,147			271,919			237,142
Total liabilities	2,278,649			1,830,288			1,665,960
Shareholders’ equity	285,511			248,362			244,795
Total liabilities and equity	$2,564,160			$2,078,650			$1,910,755
Net interest income and interest rate spread		$81,264	3.27%		$62,987	3.13%		$56,591	3.06%
Net interest margin			3.41%			3.24%			3.18%
Average interest earning assets to average interest bearing liabilities			125.08%			124.82%			124.39%

(1)	Nonaccrual loans are included in the average balance.

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

	Year ended December 31,
	2017 vs. 2016			2016 vs. 2015
	Increase		Total	Increase		Total
	(decrease) due to		increase	(decrease) due to		increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$2,219	$19,674	$21,893	$(2,094)	$7,383	$5,289
Loans held for sale	113	1,433	1,546	(66)	425	359
Securities:
Available for sale-taxable	143	(1,479)	(1,336)	(97)	(3,129)	(3,226)
Available for sale-nontaxable	32	749	781	—	1,626	1,626
Held to maturity-taxable	97	(322)	(225)	(30)	1,429	1,399
Held to maturity-nontaxable	28	(80)	(52)	(12)	243	231
Federal Home Loan Bank stock	190	48	238	—	—	—
Other interest earning assets	132	29	161	32	—	32
Total interest earning assets	$2,954	$20,052	$23,006	$(2,267)	$7,977	$5,710
Interest bearing liabilities:
Checking accounts	$(20)	$8	$(12)	$(43)	$6	$(37)
Savings accounts	605	257	862	(13)	19	6
Customer certificates of deposit	(357)	677	320	(532)	(41)	(573)
Brokered certificates of deposit	91	1,254	1,345	—	—	—
Long term Federal Home Loan Bank advances	237	21	258	175	18	193
Short term Federal Home Loan Bank advances	1,851	104	1,955	541	418	959
Repurchase agreements and other	—	1	1	(101)	(1,132)	(1,233)
Total interest bearing liabilities	$2,407	$2,322	4,729	$27	$(712)	(685)
Change in net interest income			$18,277			$6,395

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

The following table presents, as of December 31, 2017, United Community’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums, discounts, or other similar carrying value adjustments. Further detail of the nature of each obligation is included in the relavant note to the consolidated financial statements, which is identified following the below table.

	Payment Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Operating leases	8	$1,014	$1,721	$1,480	$2,978	$7,193
Deposits without a stated maturity	10	1,251,398	—	—	—	1,251,398
Certificates of deposit	10	433,136	212,480	43,592	16,133	705,341
Federal Home Loan Bank advances	11	308,000	48,536	—	—	356,536
Repurchase agreements and other borrowings	12	197	—	—	—	197
Low income housing commitments	25	1,775	2,337	426	798	5,336

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

The impact of changes in interest rates is further described in Item 7A in  this Annual Report of Form 10-K.

Liquidity and Capital

United Community’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years indicated.

	Years ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Net income	$21,785	$18,828	$16,282
Adjustments to reconcile net income to net cash from operating activities	27,934	(10,318)	(3,360)
Net cash from operating activities	49,719	8,510	12,922
Net cash from investing activities	(148,125)	(177,145)	(147,472)
Net cash from financing activities	99,399	178,612	137,480
Net change in cash and cash equivalents	993	9,977	2,930
Cash and cash equivalents at beginning of year	45,887	35,910	32,980
Cash and cash equivalents at end of year	$46,880	$45,887	$35,910

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations. Home Savings also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Investments in liquid assets maintained by United Community and Home Savings are based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program. At December 31, 2017, approximately $433.1 million of Home Savings’ certificates of deposit were expected to mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At December 31, 2017, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $498.5 million.

United Community and Home Savings are subject to certain risk-based capital and leverage ratio requirements adopted by their bank regulatory agencies.   These quantitative calculations are minimums, and the regulatory agencies may determine that either company, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.

Under the capital rules, United Community’s and Home Savings’ assets, exposures and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios:

•	Tier 1 Leverage Ratio, equal to the ratio of Tier 1 capital to quarterly average assets (net of goodwill, certain other intangible assets and certain other deductions).

•

Common Equity Tier 1(CET1) Risk-Based Capital Ratio, equal to the ratio of CET1 capital to risk-weighted assets.  CET1 capital primarily includes common shareholders’ equity subject to certain regulatory adjustments and deductions. Certain of these adjustments and deductions are subject to phase-in periods that began on January 1, 2015 and ended on January 1, 2018. Together with the FDIC, the Federal Reserve and OCC have issued proposed rules that would simplify the capital treatment of certain capital deductions and adjustments. The final phase-in period for these capital deductions and adjustments has been indefinitely delayed.

•

Tier 1 Risk-Based Capital Ratio, equal to the ratio of Tier 1 capital to risk-weighted assets. Tier 1 capital is primarily comprised of CET1 capital, perpetual preferred stock and certain qualifying capital instruments.

•

Total Risk-Based Capital Ratio, equal to the ratio of total capital, including CET1 capital, Tier 1 capital and Tier 2 capital, to risk-weighted assets. Tier 2 capital primarily includes qualifying subordinated debt and qualifying ALLL. Tier 2 capital also includes, among other things, certain trust preferred securities.

In addition to meeting the minimum capital requirements, United Community and Home Savings must also maintain a required capital conservation buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management.  The capital conservation buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The capital conservation buffer requirement is being phased in over a three-year period that began on January 1, 2016.  When the phase-in period is complete on January 1, 2019, the capital conservation buffer requirement will be 2.5%.  Throughout 2017, the required capital conservation buffer was 1.25%, and the required capital conservation buffer throughout 2018 will be 1.875%.

In addition to the capital adequacy minimums applicable to both United Community and Home Savings, the prompt corrective action regulations applicable only to Home Savings set forth five categories based on the levels of a bank’s capital, the highest of which is “well capitalized.”  Failure to be well capitalized or to meet minimum capital adequacy requirements under the prompt corrective action framework could result in certain mandatory and possible additional discretionary actions by the FRB or the FDIC that, if undertaken, could have a material adverse effect on our operations or financial condition.

The FRB has also adopted capital requirements United Community must maintain to be deemed “well capitalized” and to maintain its status as a financial holding company, which permits United Community to engage in activities that are not permitted to bank holding companies that do not meet financial holding company requirements.

The table below sets forth United Community’s and Home Savings’ required regulatory capital ratios as of December 31, 2017, and the actual capital of each of United Community and Home Savings at December 31, 2017 and 2016, calculated using the regulatory capital methodology applicable to us during each of those years.

		Minimum	Minimum
		Regulatory	Ratio With Capital	Well-	December 31,
		Capital	Conservation	Capitalized	2017		2016
		Ratios	Buffer	Minimums	Ratio	Amount	Ratio	Amount
					(dollars in thousands)
Tier 1 leverage	United Community	4.00%	N/A	N/A	10.91%	$285,320	11.98%	$258,869
	Home Savings	4.00%	N/A	5.00%	10.41%	271,353	10.65%	229,938
CET 1 risk-based capital	United Community	4.50%	5.75%	N/A	14.28%	285,320	17.13%	258,869
	Home Savings	4.50%	5.75%	6.50%	13.62%	271,353	15.22%	229,938
Tier 1 risk-based capital	United Community	6.00%	7.25%	6.00%	14.28%	285,320	17.13%	258,869
	Home Savings	6.00%	7.25%	8.00%	13.62%	271,353	15.22%	229,938
Total risk-based capital	United Community	8.00%	9.25%	10.00%	15.34%	306,522	18.38%	277,817
	Home Savings	8.00%	9.25%	10.00%	14.69%	292,504	16.57%	248,861

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2017, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Year Ended December 31, 2017
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change%	Internal policy limitations on NPV % Change	$ Change	Internal policy limitations	% Change
400	11.38%	6.00%	(6.58)%	-25.00%	$(2,988)	(18.00)%	(3.57)%
300	11.80%	6.00%	(3.17)%	-20.00%	(2,145)	(13.00)%	(2.56)%
200	12.21%	7.00%	0.21%	-15.00%	(1,328)	(8.00)%	(1.59)%
100	12.32%	7.00%	1.11%	-10.00%	(633)	(3.00)%	(0.76)%
Static	12.19%	9.00%	0.00%	0.00%	—	—%	—%
-100	11.42%	7.00%	(6.29)%	-15.00%	(1,525)	(5.00)%	(1.82)%

Year Ended December 31, 2016
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change%	Internal policy limitations on NPV % Change	$ Change	Internal policy limitations	% Change
400	10.04%	6.00%	(17.12)%	-30.00%	$(8,716)	(20.00)%	(13.27)%
300	10.73%	6.00%	(11.46)%	-25.00%	(6,903)	(15.00)%	(10.51)%
200	11.35%	7.00%	(6.38)%	-20.00%	(4,198)	(10.00)%	(6.39)%
100	11.88%	7.00%	(1.96)%	-15.00%	(1,726)	(5.00)%	(2.63)%
Static	12.12%	9.00%	0.00%	0.00%	—	—%	—%

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2017	2016
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$34,365	$27,690
Federal funds sold	12,515	18,197
Total cash and cash equivalents	46,880	45,887
Securities:
Available for sale, at fair value	270,561	343,284
Held to maturity (fair value of $82,126 and $96,150, respectively)	82,911	97,519
Loans held for sale, at lower of cost or market	211	165
Loans held for sale, at fair value	83,541	62,593
Loans, net of allowance for loan losses of $21,202 and $19,087	1,999,877	1,503,577
Federal Home Loan Bank stock, at cost	19,324	18,068
Premises and equipment, net	22,094	20,963
Accrued interest receivable	8,190	6,900
Real estate owned and other repossessed assets, net	1,253	1,777
Goodwill	20,221	208
Customer list intangible	2,060	1,356
Core deposit intangible	1,934	5
Cash surrender value of life insurance	62,488	55,861
Other assets	28,360	33,182
Total assets	2,649,905	2,191,345
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	354,970	256,918
Interest bearing	1,601,769	1,258,073
Total deposits	1,956,739	1,514,991
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	48,536	47,756
Short-term Federal Home Loan Bank advances	308,000	343,000
Total Federal Home Loan Bank advances	356,536	390,756
Repurchase agreements and other borrowed funds	197	512
Total borrowed funds	356,733	391,268
Advance payments by borrowers for taxes and insurance	25,038	23,812
Accrued interest payable	1,097	145
Accrued expenses and other liabilities	16,033	11,323
Total liabilities	2,355,640	1,941,539
Commitments and contingent liabilities (Note 5 and Note 13)	—	—
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 49,800,126 and 46,581,370 shares, respectively, outstanding	177,458	174,360
Retained earnings	167,852	152,675
Accumulated other comprehensive loss	(18,685)	(21,040)
Treasury stock, at cost, 4,338,784 and 7,557,540 shares, respectively	(32,360)	(56,189)
Total shareholders’ equity	294,265	249,806
Total liabilities and shareholders’ equity	$2,649,905	$2,191,345

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Twelve Months Ended
	December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Interest income
Loans	$79,795	$57,903	$52,619
Loans held for sale	3,301	1,755	1,396
Securities available for sale, nontaxable	1,668	1,129	35
Securities available for sale, taxable	5,579	6,915	10,141
Securities held to maturity, nontaxable	214	248	96
Securities held to maturity, taxable	1,764	1,989	590
Federal Home Loan Bank stock dividends	961	723	723
Other interest earning assets	228	67	35
Total interest income	93,510	70,729	65,635
Interest expense
Deposits	8,437	5,922	6,526
Federal Home Loan Bank advances	4,699	2,486	1,334
Repurchase agreements and other	21	20	1,253
Total interest expense	13,157	8,428	9,113
Net interest income	80,353	62,301	56,522
Provision for loan losses	4,253	5,387	2,135
Net interest income after provision for loan losses	76,100	56,914	54,387
Non-interest income
Insurance agency income	2,006	1,686	—
Non-deposit investment income	1,158	1,281	1,115
Deposit related fees	5,636	5,486	5,384
Mortgage servicing fees	3,005	2,833	2,730
Mortgage servicing rights valuation	(9)	39	19
Mortgage servicing rights amortization	(1,944)	(2,094)	(1,800)
Other service fees	125	135	75
Net gains (losses):
Securities available for sale (includes $566, $604 and $142, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	566	604	142
Mortgage banking income	6,503	6,444	6,841
Real estate owned and other repossessed assets, net	(189)	(93)	(445)
Debit/credit card fees	4,215	3,846	3,684
Trust fee income	1,618	—	—
Other income	2,549	1,909	1,972
Total non-interest income	25,239	22,076	19,717
Non-interest expense
Salaries and employee benefits (includes $0, $1,278 and $315, respectively accumulated other comprehensive income reclassifications for prior service credit on the postretirement plan).	34,807	28,600	26,724
Occupancy	3,943	3,373	3,249
Equipment and data processing	8,944	7,564	6,865
Financial institutions tax	1,648	1,694	1,241
Advertising	991	845	737
Amortization of intangible assets	422	69	54
FDIC insurance premiums	1,078	940	1,241
Other insurance premiums	450	328	355
Legal and consulting fees	724	953	1,227
Other professional fees	2,151	1,046	1,733
Prepayment penalty	—	—	1,280
Real estate owned and other repossessed asset expenses	135	191	338
Merger related expenses	5,001	787	—
Other expenses	7,965	5,629	4,885
Total non-interest expenses	68,259	52,019	49,929
Income before income taxes	33,080	26,971	24,175
Income tax expense (includes $198, $147 and $160 income tax expense from reclassification items)	11,295	8,143	7,893
Earnings available to common shareholders	$21,785	$18,828	$16,282

(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Twelve Months Ended December 31,
	2017	2016	2015
	(Dollars in thousands, except per share data)
Net income	$21,785	$18,828	$16,282
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net of reclassifications and tax of $1,093, $(344) and $444, respectively	2,578	(638)	824
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $66, $86, and $21, respectively	129	160	39
Unrealized gains (losses) and amortization of prior service credit on postretirement plan, net of tax of $0, $(447) and $(46), respectively	—	(831)	(85)
Reversal of disproportionate tax effect from postretirement plan upon settlement	—	(511)	—
Total other comprehensive income (loss)	$2,707	$(1,820)	$778
Comprehensive income	$24,492	$17,008	$17,060
Earnings per share
Basic	$0.44	$0.40	$0.34
Diluted	0.44	0.40	0.34

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2015	49,239,004	$174,385	$128,512	$(19,998)	$(42,764)	$240,135
Net income			16,282			16,282
Other comprehensive income				778		778
Stock option exercises	14,200		(95)		123	28
Stock option expense		24				24
Restricted stock grants	162,711	(867)	(524)		1,391	—
Restricted stock forfeitures	(11,954)	6	13		(75)	(56)
Restricted stock expense		756				756
Cash dividend payments ($0.07 per share)			(3,369)			(3,369)
Treasury stock purchases	(1,886,317)				(10,333)	(10,333)
Balance December 31, 2015	47,517,644	174,304	140,819	(19,220)	(51,658)	244,245
Net income			18,828			18,828
Other comprehensive loss				(1,820)		(1,820)
Stock option exercises	199,905		(983)		1,500	517
Stock option expense		9				9
Restricted stock grants	200,856	(1,214)	(330)		1,544	—
Restricted stock forfeitures	(2,928)	13	14		(27)	—
Restricted stock expense		970				970
Tax benefit of stock option exercises and restricted stock vesting		278				278
Purchase of James & Sons Insurance	262,705		(501)		2,048	1,547
Cash dividend payments ($0.11 per share)			(5,172)			(5,172)
Treasury stock purchases	(1,596,812)				(9,596)	(9,596)
Balance December 31, 2016	46,581,370	174,360	152,675	(21,040)	(56,189)	249,806
Net income			21,785			21,785
Other comprehensive income				2,707		2,707
Reclassification of the disproportionate tax effect in accumulated other comprehensive income to retained earnings due to early adoption of ASU 2018-02			352	(352)		—
Stock option exercises	110,085	(542)			821	279
Stock option expense		1				1
Restricted stock grants	88,681	(660)			660	—
Restricted stock expense		951				951
Vesting of Long-term Incentive Plan	68,783	87			510	597
Purchase of Ohio Legacy Corp.	3,033,604	3,261			22,555	25,816
Cash dividend payments ($0.14 per share)			(6,960)			(6,960)
Treasury stock purchases	(82,397)				(717)	(717)
Balance December 31, 2017	49,800,126	$177,458	$167,852	$(18,685)	$(32,360)	$294,265

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$21,785	$18,828	$16,282
Adjustments to reconcile net income to net cash provided by operating activities
Provision (recovery) for loan losses	4,253	5,387	2,135
Mortgage banking income	(2,610)	(8,213)	(5,322)
Changes in fair value on loans held for sale	(3,893)	1,769	(1,519)
Net losses on real estate owned and other repossessed assets sold	189	93	445
Net gain on available for sale securities sold	(566)	(604)	(142)
Net loss (gain) on other assets sold	(602)	6	(21)
Amortization of premiums and accretion of discounts	4,479	6,686	5,849
Depreciation and amortization	2,706	2,315	2,119
Stock based compensation	952	979	780
Excess tax benefit of stock option exercises and restricted stock vesting	—	278	—
Net principal disbursed on loans originated for sale	(270,080)	(285,577)	(215,026)
Proceeds from sale of loans held for sale	280,956	262,586	204,845
Net change in deferred tax assets	11,011	7,843	7,316
Cash surrender value increase of life insurance and death proceeds in excess of cash surrender value	(1,627)	(1,495)	(1,720)
Net change in interest receivable	(611)	(922)	(215)
Net change in interest payable	882	92	(132)
Net change in prepaid and other assets	(982)	(5,603)	(572)
Net change in other liabilities	3,476	4,059	(1,529)
Net change in interest rate caps	—	3	177
Net cash from operating activities	49,718	8,510	13,750
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	21,969	26,981	31,066
Proceeds from the principal repayments and maturities of securities held to maturity	14,160	15,781	3,311
Proceeds from the sale of securities available for sale	62,906	33,701	16,627
Proceeds from the sale of real estate owned and other repossessed assets	1,419	1,828	2,559
Proceeds from the sale of loans held for investment	2,250	1	514
Proceeds from the sale of premises and equipment	2,297	2	154
Purchases of securities available for sale	—	(48,985)	(10,865)
Purchases of securities held to maturity	—	(3,200)	(10,390)
Purchase of bank-owned life insurance	(5,000)	—	(7,000)
Purchases of premises and equipment	(2,558)	(2,575)	(1,895)
Principal disbursed on loans, net of repayments	(217,570)	(156,475)	(157,982)
Loans purchased	(53,633)	(44,311)	(15,154)
Net cash (paid) received in the acquisiton of insurance agencies	(144)	107	—
Net cash received in acquisition of financial institution	25,780	—	—
Death benefit proceeds from bank owned life insurance	—	—	755
Net cash from investing activities	(148,124)	(177,145)	(148,300)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	46,744	45,782	68,247
Net increase in certificates of deposit	128,946	33,466	19,660
Net increase in advance payments by borrowers for taxes and insurance	693	2,638	1,270
Net change in Federal Home Loan Bank overnight advances	(58,500)	111,000	92,000
Net change in repurchase agreements and other borrowed funds	(11,086)	(23)	(30,023)
Proceeds from the exercise of stock options	279	517	28
Dividends paid	(6,960)	(5,172)	(3,369)
Purchase of treasury stock	(717)	(9,596)	(10,333)
Net cash from financing activities	99,399	178,612	137,480
Change in cash and cash equivalents	993	9,977	2,930
Cash and cash equivalents, beginning of period	45,887	35,910	32,980
Cash and cash equivalents, end of period	$46,880	$45,887	$35,910

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

The accounting policies of United Community Financial Corp. (United Community or the Company) and its subsidiaries, Home Savings Bank (Home Savings or the Bank), HSB Insurance, LLC, HSB Capital, LLC and HSB Insurance, Inc. conform to U.S. Generally Accepted Accounting Principles (GAAP) and prevailing practices within the banking and thrift industries. A summary of the more significant accounting policies follows.

Nature of Operations

The business of Home Savings is providing consumer and business banking service to its market area in Ohio, western Pennsylvania and West Virginia. At the end of 2017, Home Savings was doing business through 35 full service banking branches and 13 loan production centers and three wealth management offices.  Loans and deposits are primarily generated from the areas where banking branches are located. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the market area. Home Savings derives its income predominantly from interest on loans, securities, and to a lesser extent, non-interest income. Home Savings’ principal expenses are interest paid on deposits and Federal Home Loan Bank advances, loan loss provisions and normal operating costs.

On January 29, 2016, United Community acquired James & Sons Insurance.  James & Sons Insurance was merged into HSB Insurance, LLC, a wholly-owned subsidiary of United Community.  HSB Insurance, LLC d/b/a James & Sons Insurance is an insurance agency that offers a wide variety of insurance products for business and residential customers, which include auto, homeowners, life-health, commercial, surety bonds and aviation. On February 28, 2017, James & Sons Insurance acquired Eich Brothers Insurance. Eich Brothers Insurance is an insurance agency that offers insurance products for business and residential customers, which include auto, commercial, homeowners and life-health.  On July 1, 2017, James & Sons Insurance acquired Stevens Insurance Agency that offers insurance products for business and residential customers, which include auto, commercial, homeowners and life-health.

HSB Capital, LLC was formed by United Community during 2016 for the purpose of providing mezzanine funding for customers.  Mezzanine loans are offered to customers in United Community’s market area and are expected to be repaid from the cash flow from operations of the business.

HSB Insurance, Inc., a wholly-owned subsidiary of the Company which was formed and began operations on June 1, 2017, is a Delaware-based captive insurance company which insures against certain risks unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible in today’s insurance marketplace.  HSB Insurance, Inc. pools resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.  HSB Insurance, Inc.  is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

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

Loans Held for Sale

Loans held for sale primarily consist of residential mortgage loans originated for sale and other loans that have been identified for sale. If the fair value option has not been elected, the loans are carried at the lower of cost or fair value, determined in the aggregate. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  Loans held for sale, for which the fair value option has been elected, are recorded at fair value as of each balance sheet date with the change in fair value recorded in earnings.  The fair value of the Company’s construction perm loans held for sale is determined based on quoted prices for similar loans in active markets.  The fair value of permanent construction loans held for sale is determined, based on the committed loan amount, using quoted prices for similar assets, adjusted for specific attributes of that loan and other unobservable market data, such as time it takes to complete the project.  The fair value of conventional residential one-to four-family loans held for sale which the fair value option has been elected is determined based on quoted prices for similar loans in active markets.  Since January 1, 2016, the Company elected the fair value option for all loans originated and held for sale.

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

Commercial loans. A commercial real estate loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. At this time, the loan is charged-down to the fair value.  Commercial and industrial loans are impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The repayment of commercial loans typically is dependent on the income stream and successful operation of a business. If there is no underlying collateral to value, the company will calculate the present value of expected future cash flows to determine the amount of impairment, if any.

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries, looking back 22 quarters as of December 31, 2017.  In determining the qualitative component, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations,

economic cycles and other external factors.   The quantitative and qualitative components are combined to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans.  At December 31, 2016, the Company evaluated 18 quarters of net charge-off history.

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

Consumer loans primarily consist of home equity loans and lines of credit. Similar to residential mortgage loans, repayment of consumer loans depends on the general economic conditions and unemployment levels in Home Savings’ market area.  The majority of Home Savings’ consumer loans consist of closed-end home equity loans and lines of credit in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Other consumer loans, such as automobiles and recreational vehicles, have a higher degree of risk than home equity loans as the collateral depreciates at a faster rate.

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

Other intangible assets consist of core deposit and customer list intangibles.  Core deposit intangible assets arose from whole bank acquisitions. They were initially measured at fair value and are being amortized on an accelerated method over their estimated useful lives.  Customer list intangible arose from the acquisition of James & Sons Insurance in January 2016 and Premier Bank and Trust in January 2017 and are amortized on an accelerated basis over its estimated useful life of 10 years.

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

Postretirement Benefit Plans

In addition to Home Savings’ retirement plans, Home Savings sponsored a defined benefit health care plan that was curtailed in 2000 to provide postretirement medical benefits for employees who worked 20 years and attained a minimum age of 60 by September 1, 2000, while in service with Home Savings. That modified plan was further curtailed in 2015, and medical benefits are no longer provided to plan participants as of December 31, 2016 and the plan was terminated and settled.  The plan was unfunded and, as such, had no assets. Furthermore, the plan was contributory and contained minor cost-sharing features such as deductibles and coinsurance. In addition, postretirement life insurance coverage was provided for employees who were participants prior to December 10, 1976. The life insurance plan was non-contributory. Home Savings’ policy was to pay premiums monthly, with no pre-funding. This plan was terminated and settled with participants in 2016.  The benefit obligation was measured annually by a third-party actuary.

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

New Accounting Standards

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606).  The ASU implements a common revenue standard that clarifies the principles for recognizing revenue. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract and (v) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 was originally going to be effective on January 1, 2017; however, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) – Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 by one year to January 1, 2018. United Community’s revenue is comprised of net interest income on financial assets and financial liabilities, which is explicitly excluded from the scope of ASU 2014-09, and non-interest income. This ASU 2014-09 requires us to change how we recognize certain insurance commissions and fees; however, these changes do not have a material impact on our financial statements. Additional disclosures will be required to provide quantitative and qualitative information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  The impact of the adoption of this guidance on the Company’s consolidated financial statements will require revisions to disclosures included in the consolidated financial statements beginning in the first quarter of 2018.

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

Additionally, the simplification permits entities to withhold an amount up to the employees’ maximum individual tax rate in the relevant jurisdiction without resulting in a liability classification of the award.  Entities are now permitted to make accounting policy elections for the impact of forfeitures on the recognition of expense for share-based payment awards.  This ASU was adopted on January 1, 2017.  The Company recognized a tax benefit of $246,000 in income tax expense during the twelve months ended December 31, 2017 as a result of adoption related to vesting of restricted stock awards and exercised stock options.

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

For public business entities, the guidance in the ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable.  The adoption of this guidance does not have a material impact on the Company’s consolidated financial statements.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.  The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation , to the modification of the terms and conditions of a share-based payment award.

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

The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for. The amendments should be applied prospectively to an award modified on or after the adoption date.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB ASU No. 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception.  ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings.

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

In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  These amendments revise and expand hedge accounting for both financial (e.g., interest rate) and commodity risks.  Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes.  It also makes certain targeted improvements to simplify the application of hedge accounting guidance.  This ASU is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020.  Early adoption, including adoption in an interim period, is permitted. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period (i.e., the initial application date).  The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments.  The

amendments in ASU No. 2017-13 amends the early adoption date option for certain companies related to the adoption of ASU No. 2014-09 and ASU No. 2016-02. Both of the below entities may still adopt using the public company adoption guidance in the related ASUs, as amended.  The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019.  The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

In January 2018, the FASB issued ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.  The amendments in ASU 2018-01:

•

Provide an optional transition practical expedient for the adoption of ASU 2016-02 that, if elected, would not require an organization to reconsider their accounting for existing land easements that are not currently accounted for under the old leases standard; and

•	Clarify that new or modified land easements should be evaluated under ASU 2016-02, once an entity has adopted the new standard.

This ASU is effective with ASU 2016-02 for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and expects to recognize an increase in other assets and other liabilities for the rights and obligations created by leasing of branch offices.  Management also expects minimal impact in the income statement with respect to occupancy expense related to leases.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  These amendments provide financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.  The ASU requires financial statement preparers to disclose:

•	A description of the accounting policy for releasing income tax effects from AOCI;
•	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and
•	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.  This ASU is effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Organizations should apply the proposed amendments either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized.  The Company has elected to early-adopt this ASU, and has revised its disclosure related to this action.  The adoption of this ASU caused the reclassification of $352,000 from other comprehensive income to retained earnings at December 31, 2017.

2.	BUSINESS COMBINATION

On January 31, 2017, United Community completed its acquisition of OLCB pursuant to the terms and conditions of the Agreement and Plan of Merger, dated as of September 8, 2016 by and among United Community, the Bank, OLCB and Premier Bank & Trust (the Merger Agreement).  Pursuant to the terms of the Merger Agreement, OLCB was merged with and into United Community. Immediately following the merger, Home Savings was merged with and into Premier Bank & Trust, a wholly-owned subsidiary of OLCB, and changed its name to Home Savings Bank.

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

After the allocation procedures were applied, the Company issued 3,033,604 United Community common shares and paid $20.4 million to OLCB shareholders as a result of the merger.  Merger related costs aggregating $5.0 million were included in United Community’s Consolidated Statements of Operations for the year ended December 31, 2017.  The fair value of the common shares issued as part of the consideration paid for OLCB was determined on the basis of the closing price of United Community’s commons shares on the date of consummation of the merger (the merger date).

The following table summarizes the consideration paid for OLCB.

(in thousands)
Cash	$20,379
United Community shares issued	25,816
Total fair value of consideration paid	$46,195

At the merger date, United Community added the following to the Company’s consolidated statements of financial position:

(in thousands)
Cash	$46,159
Loans	259,373
Available for sale securities	9,996
FHLB stock, at cost	1,256
Premises and equipment	2,940
Accrued interest	679
Other intangible assets	2,426
Other real estate owned	89
Other assets	7,240
Total assets acquired	$330,158

Deposits assumed	$266,279
Federal Home Loan Bank advances	23,500
Repurchase agreements and other borrowings	10,771
Accrued expenses and other liabilities	2,581
Total liabilities assumed	$303,131

Goodwill created	$19,168

The fair value of net assets acquired included fair value adjustments to certain receivables that were not considered impaired as of the merger date.  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected.  As such, these receivables were not considered impaired at the merger date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination.  The Company has purchased loans, for which there was, at the merger date, evidence of deterioration of credit quality since origination and it was probable, at the merger date, that all contractually required payments would not be collected with a fair value and gross contractual amounts receivable of $1.8 million and $3.3 million, respectively, on the merger date.

Upon adoption of ASU 2016-16, Business Combinations (Topic 805), adjustments to provisional amounts booked in the previous twelve months are to be adjusted through current year goodwill with the full effect of changes to depreciation, amortization, or other income recorded in current year earnings as if the change had been completed as of the merger date.

The following table presents proforma information as if the OLCB merger had occurred at the beginning of 2016.  The proforma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects.  The proforma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.  Net income includes the recognition of $5.0 million in merger related expenses incurred by

United Community and $368,000 in merger related expenses for OLCB during the twelve months ended December 31, 2017.  The impact of the acquired insurance agencies is considered immaterial and not included in the table below.

	For the Year Ended December 31,
	2017	2016
	(In thousands, except per share data)
Net interest income	$82,286	$75,443
Net income	21,430	16,770
Basic earnings per share	$0.43	$0.38
Diluted earnings per share	$0.43	$0.37

Goodwill is recorded arising from the merger, which consisted largely of synergies and the cost savings resulting from combining the operations of the companies.  No goodwill is expected to be deductible for income tax purposes.

At the time of the closing, Home Savings’ charter changed to a state chartered commercial bank and United Community became a financial holding company.

The merger benefits the Company and its shareholders by enabling the Company to further expand into the markets currently served by OLCB and PB&T and strengthening the competitive position of the combined organization. Furthermore, the Company believes its increased asset size after the merger will create additional economies of scale and provide opportunities for asset and earnings growth in an extremely competitive banking environment.  OLCB results of operations were included in the Company’s results beginning January 31, 2017.

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

On July 1, 2017, HSB Insurance, LLC completed the purchase of an insurance agency engaged in the business of selling insurance including auto, commercial, homeowners and life-health insurance.  Under the purchase agreement, the Company paid $60,000, of which $23,000 was paid in cash at closing and the remaining $37,000 will be paid in two equal installments in connection with this acquisition.  Total assets purchased were $81,000, which includes the customer list intangible and goodwill.

3.	CASH AND CASH EQUIVALENTS

Federal Reserve Board (FRB) regulations require depository institutions to maintain certain non-interest bearing reserve balances. These reserves, which consisted of vault cash at Home Savings, totaled approximately $12.0 million and $11.2 million at December 31, 2017 and 2016, respectively.

4.	SECURITIES

The components of securities available for sale are as follows:

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$124,982	$19	$(1,184)	$123,817
States of the U.S. and political subdivisions	58,806	955	(138)	59,623
Mortgage-backed GSE securities: residential	87,917	42	(838)	87,121
Total	$271,705	$1,016	$(2,160)	$270,561

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$188,082	$172	$(2,221)	$186,033
States of the U.S. and political subdivisions	59,415	3	(1,661)	57,757
Mortgage-backed GSE securities: residential	100,602	50	(1,158)	99,494
Total	$348,099	$225	$(5,040)	$343,284

The components of securities held to maturity are as follows:

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$73,682	$—	$(890)	$72,792
States of the U.S. and political subdivisions	9,229	112	(7)	9,334
Total	$82,911	$112	$(897)	$82,126

	December 31, 2016
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$85,065	$—	$(1,300)	$83,765
States of the U.S. and political subdivisions	12,454	17	(86)	12,385
Total	$97,519	$17	$(1,386)	$96,150

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	December 31, 2017
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	26,497	26,193
Due after five years through ten years	99,042	98,193
Due after ten years	58,249	59,054
Mortgage-backed GSE securities: residential	87,917	87,121
Total	$271,705	$270,561

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	December 31, 2017
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	7,568	7,655
Due after ten years	1,661	1,679
Mortgage-backed GSE securities: residential	73,682	72,792
Total	$82,911	$82,126

Proceeds, gross realized gains, losses and impairment charges of available for sale securities were as follows:

	2017	2016	2015
	(Dollars in thousands)
Proceeds	$62,906	$33,701	$16,627
Gross gains	610	604	142
Gross losses	44	—	—

Income tax expense related to net realized gains and losses was $198,000 for 2017 and $211,000 for 2016 and $50,000 for 2015.

Securities pledged for public funds were $129.8 million and $146.5 million at December 31, 2017 and 2016, respectively. See further discussion regarding pledged securities in Note 12.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows at December 31, 2017:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized loss	Fair	Unrealized loss
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$99,766	$(734)	$21,222	$(450)	$120,988	$(1,184)
States of the U.S. and political subdivisions	—		14,009	(138)	14,009	(138)
Mortgage-backed GSE securities: residential	28,837	(154)	57,588	(684)	86,425	(838)
Total temporarily impaired securities	$128,603	$(888)	$92,819	$(1,272)	$221,422	$(2,160)

All of the U.S. Treasury and government sponsored entities, obligations of U.S. states and political subdivisions, and mortgage-backed securities that were temporarily impaired at December 31, 2017, were impaired due to the level of interest rates at that time compared to when securities were purchased. Unrealized losses on these securities have not been recognized into income as of December 31, 2017 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

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

At December 31, 2016, all of the U.S. Treasury and government sponsored entities, obligations of U.S. states and political subdivisions and mortgage-backed securities that were temporarily impaired were impaired due to the level of interest rates at that time compared to when the securities were purchased.  Unrealized losses on these securities have not been recognized into income as of December 31, 2016 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

During the third quarter of 2015, Home Savings transferred mortgage-backed GSE securities with a total amortized cost of $105.3 million with a corresponding fair value of $103.8 million from available for sale to held to maturity.  The net unrealized loss, net of taxes, on these securities at the date of transfer was $999,000.  The fair value at the date of transfer becomes the securities’ new cost basis.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will directly offset the effect on interest income from the accretion of the reduced amortized cost for the transferred securities.  The remaining unaccreted unrealized holding loss totaled $1,035,000 at December 31, 2017 and $1,230,000 at December 31, 2016. Because of this transfer, the total losses less than 12 months and greater than 12 months reported in the table below will not agree to the unrealized losses reported in the inventory of held to maturity securities.  The inventory table reports unrealized gains and losses based upon the transferred securities adjusted cost basis and current fair value.  The reporting of losses less than 12 months and greater than 12 months represents that actual period of time that these securities have been in an unrealized loss position and the securities amortized cost basis as if the transfer did not occur.

Securities held to maturity that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows at December 31, 2017:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$—	$—	$72,792	$(1,925)	$72,792	$(1,925)
States of the U.S. and political subdivisions	608	(7)	—	—	608	(7)
Total temporarily impaired securities	$608	$(7)	$72,792	$(1,925)	$73,400	$(1,932)

All of the mortgage-backed securities and obligations of U.S. states and political subdivisions that were temporarily impaired at December 31, 2017, were impaired due to the level of interest rates at that time compared to when the securities were purchased. Unrealized losses on these securities have not been recognized into income as of December 31, 2017 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

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

At December 31, 2016, all of the obligations of U.S. states and political subdivisions were impaired due to the level of interest rates at that time compared to when the securities were purchased.  Unrealized losses on these securities have not been recognized into income as of December 31, 2016 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

5.	LOANS

Portfolio loans consist of the following:

	December 31,	December 31,
	2017	2016
	(Dollars in thousands)
Commercial loans
Multifamily	$120,480	$93,597
Nonresidential	381,611	231,401
Land	15,162	8,373
Construction	116,863	68,158
Secured	177,994	95,343
Unsecured	10,506	7,386
Total commercial loans	822,616	504,258
Residential mortgage loans
One-to four-family	870,939	762,926
Construction	49,092	35,695
Total residential mortgage loans	920,031	798,621
Consumer loans
Home equity	195,852	165,054
Auto	64,364	39,609
Marine	1,526	1,796
Recreational vehicle	5,696	7,602
Other	6,056	2,537
Total consumer loans	273,494	216,598
Total loans	2,016,141	1,519,477
Less:
Allowance for loan losses	21,202	19,087
Deferred loan fees, net	(4,938)	(3,187)
Total	16,264	15,900
Loans, net	$1,999,877	$1,503,577

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

	December 31,
	2017		2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to make loans	$80,741	$39,978	$74,927	$40,908
Undisbursed loans in process	6,779	163,903	5,450	130,566
Unused lines of credit	9,503	247,891	8,538	156,032

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

At December 31, 2017 and 2016, there were $239,000 and $1.0 million of outstanding standby letters of credit, respectively. These are issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of an underlying contract with the third party.

At December 31, 2017 and 2016, there were $54.4 million and $50.5 million in outstanding commitments to fund the OverdraftPrivilege™ Program at Home Savings. With OverdraftPrivilege™, Home Savings pays non-sufficient funds checks and fees on checking accounts up to a preapproved limit.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2017 and December 31, 2016 and activity for the years ended December 31, 2017, 2016 and 2015.

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2017
Beginning balance	$10,824	$5,538	$2,725	$19,087
Provision	2,590	1,305	358	4,253
Charge-offs	(1,565)	(1,218)	(815)	(3,598)
Recoveries	693	235	532	1,460
Ending balance	$12,542	$5,860	$2,800	$21,202
Period-end amount allocated to:
Loans individually evaluated for impairment	$516	$1,145	$398	$2,059
Loans collectively evaluated for impairment	11,971	4,715	2,402	19,088
Loans aquired with deteriorated credit quality	55	—	—	55
Ending balance	$12,542	$5,860	$2,800	$21,202
Period-end balances:
Loans individually evaluated for impairment	3,356	16,140	6,754	26,250
Loans collectively evaluated for impairment	818,066	903,891	266,740	1,988,697
Loans aquired with deteriorated credit quality	1,194	—	—	1,194
Ending balance	$822,616	$920,031	$273,494	$2,016,141

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2016
Beginning balance	$8,077	$6,630	$3,005	$17,712
Provision	5,611	(464)	240	5,387
Charge-offs	(3,722)	(761)	(1,151)	(5,634)
Recoveries	858	133	631	1,622
Ending balance	$10,824	$5,538	$2,725	$19,087
Period-end amount allocated to:
Loans individually evaluated for impairment	$1,271	$1,245	$500	$3,016
Loans collectively evaluated for impairment	9,553	4,293	2,225	16,071
Ending balance	$10,824	$5,538	$2,725	$19,087
Period-end balances:
Loans individually evaluated for impairment	$6,018	$17,485	$8,045	$31,548
Loans collectively evaluated for impairment	498,240	781,136	208,553	1,487,929
Ending balance	$504,258	$798,621	$216,598	$1,519,477

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2015
Beginning balance	$5,690	$8,517	$3,480	$17,687
Provision	2,922	(974)	187	2,135
Charge-offs	(1,268)	(1,301)	(1,257)	(3,826)
Recoveries	733	388	595	1,716
Ending balance	$8,077	$6,630	$3,005	$17,712

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries, looking back 22 quarters as of December 31, 2017.  In determining the qualitative component, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.   The quantitative and qualitative components are combined to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans.  At December 31, 2016, the Company evaluated 18 quarters of net charge-off history.

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2017:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$41	$—	$—	$309	$—	$—
Nonresidential	651	144	—	482	7	7
Land	716	9	—	9	—	—
Construction	2,467	—	—	—	—	—
Secured	1,042	894	—	371	43	43
Unsecured	187	—	—	—	—
Total commercial loans	5,104	1,047	—	1,171	50	50
Residential mortgage loans
One-to four-family	6,432	5,441	—	5,695	128	119
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,432	5,441	—	5,695	128	119
Consumer loans
Home equity	1,399	1,059	—	1,346	21	21
Auto	29	14	—	12	1	1
Marine	553	181	—	179	1	1
Recreational vehicle	578	151	—	228	15	15
Other	3	3	—	1	—	—
Total consumer loans	2,562	1,408	—	1,766	38	38
Total	$14,098	$7,896	$—	$8,632	$216	$207
With a specific allowance recorded
Commercial loans
Multifamily	$422	$275	$28	$69	$4	$4
Nonresidential	1,455	1,423	16	1,332	110	102
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	893	611	472	153	81	81
Unsecured	—	—	—	—	—	—
Total commercial loans	2,770	2,309	516	1,554	195	187
Residential mortgage loans
One-to four-family	10,874	10,699	1,145	10,792	493	448
Construction	—	—	—	—	—	—
Total residential mortgage loans	10,874	10,699	1,145	10,792	493	448
Consumer loans
Home equity	4,921	4,840	377	5,049	269	255
Auto	—	—	—	—	—	—
Marine	100	100	1	103	5	5
Recreational vehicle	418	406	20	560	22	21
Other	—	—	—	—	—	—
Total consumer loans	5,439	5,346	398	5,712	296	281
Total	19,083	18,354	2,059	18,058	984	916
Total impaired loans	$33,181	$26,250	$2,059	$26,690	$1,200	$1,123

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2016:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$55	$—	$—	$—	$—	$—
Nonresidential	2,278	1,489	—	544	102	101
Land	3,922	34	—	234	—	—
Construction	3,594	—	—	—	—	—
Secured	242	190	—	2,823	—	—
Unsecured	713	—	—	—	7	7
Total commercial loans	10,804	1,713	—	3,601	109	108
Residential mortgage loans
One-to four-family	8,736	6,758	—	6,272	195	177
Construction	—	—	—	—	—	—
Total residential mortgage loans	8,736	6,758	—	6,272	195	177
Consumer loans
Home equity	2,159	1,583	—	1,382	66	64
Auto	11	3	—	7	—	—
Marine	585	267	—	293	1	1
Recreational vehicle	433	120	—	251	13	13
Other	—	—	—	2	1	1
Total consumer loans	3,188	1,973	—	1,935	81	79
Total	$22,728	$10,444	$—	$11,808	$385	$364
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	6,930	4,133	1,193	7,698	143	142
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	237	172	78	654	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	7,167	4,305	1,271	8,352	143	142
Residential mortgage loans
One-to four-family	10,810	10,727	1,245	11,898	497	457
Construction	—	—	—	—	—	—
Total residential mortgage loans	10,810	10,727	1,245	11,898	497	457
Consumer loans
Home equity	5,390	5,335	426	6,117	310	293
Auto	—	—	—	—	—	—
Marine	108	108	1	144	6	6
Recreational vehicle	639	629	73	691	26	26
Other	—	—	—	—	—	—
Total consumer loans	6,137	6,072	500	6,952	342	325
Total	24,114	21,104	3,016	27,202	982	924
Total impaired loans	$46,842	$31,548	$3,016	$39,010	$1,367	$1,288

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2015:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$21	$4	$4
Nonresidential	1,389	6	6
Land	474	—	—
Construction	69	—	—
Secured	3,700	—	—
Unsecured	—	—	—
Total commercial loans	5,653	10	10
Residential mortgage loans
One-to four-family	4,710	156	149
Construction	—	—	—
Total residential mortgage loans	4,710	156	149
Consumer loans
Home equity	1,491	31	29
Auto	22	—	—
Marine	280	2	2
Recreational vehicle	70	4	4
Other	1	—	—
Total consumer loans	1,864	37	35
Total	$12,227	$203	$194
With a specific allowance recorded
Commercial loans
Multifamily	$21	$—	$—
Nonresidential	5,659	119	117
Land	—	—	—
Construction	379	—	—
Secured	324	—	—
Unsecured	—	—	—
Total commercial loans	6,383	119	117
Residential mortgage loans
One-to four-family	14,324	592	539
Construction	—	—	—
Total residential mortgage loans	14,324	592	539
Consumer loans
Home equity	8,346	402	381
Auto	2	—	—
Marine	41	7	7
Recreational vehicle	783	33	33
Other	2	1	1
Total consumer loans	9,174	443	422
Total	29,881	1,154	1,078
Total impaired loans	$42,108	$1,357	$1,272

Within secured and nonresidential impaired loans, there are two related credits with a total principal balance outstanding of $7.0 million as of December 31, 2015.  The source of repayment for the loan resides in funds held in escrow by a court that has administered foreclosure and receivership proceedings surrounding the loan.  The loan has been subject to protracted litigation and a reserve of $546,000 was placed on one of the loans in 2015. In 2016, this relationship was reclassified as a nonperforming asset within other assets and is no longer included in loan balances.  Home Savings believes that the asset that remains no longer represents a loan.  Other than the funds held in the Receiver Estate, there are no additional assets to which Home Savings can assert a claim against as the corporate borrowers have been liquidated and dissolved, and the individual guarantors have no remaining assets.  In December 2017, an appellate court ruled that a portion of the proceeds should be awarded to another claimant.  Subsequently the asset was written down $2.3 million, through other expenses, to $4.1 million to reflect the court ruling.  It is the Company’s intent to continue to pursue a full recovery.   As a result, it is most appropriate to categorize these proceeds as a nonperforming “other asset” identified as a current receivable from the court.

The Company reclassifies a collateralized mortgage loan and consumer loans secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at December 31, 2017 and December 31, 2016, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	December 31, 2017		December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
Mortgage loans in the process of foreclosure	$2,588	$2,428	$3,025	$2,576
Consumer loans in the process of foreclosure	613	608	1,069	795

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2017:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2017

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$275	$—
Nonresidential	1,218	—
Land	9	—
Construction	—	—
Secured	1,505	—
Unsecured	—	—
Total commercial loans	3,007	—
Residential mortgage loans
One-to four-family	6,076	—
Construction	—	—
Total residential mortgage loans	6,076	—
Consumer Loans
Home equity	2,074	—
Auto	155	—
Marine	181	—
Recreational vehicle	208	—
Other	2	—
Total consumer loans	2,620	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$11,703	$—

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2016:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2016

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	3,546	—
Land	34	—
Construction	—	—
Secured	361	—
Unsecured	—	—
Total commercial loans	3,941	—
Residential mortgage loans
One-to four-family	6,084	—
Construction	—	—
Total residential mortgage loans	6,084	—
Consumer Loans
Home equity	1,936	—
Auto	31	—
Marine	267	—
Recreational vehicle	178	—
Other	2	—
Total consumer loans	2,414	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$12,439	$—

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2017:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$275	$275	$120,205	$120,480
Nonresidential	20	—	1,199	1,219	380,392	381,611
Land	—	—	9	9	15,153	15,162
Construction	—	—	—	—	116,863	116,863
Secured	114	4	110	228	177,766	177,994
Unsecured	—	—	—	—	10,506	10,506
Total commercial loans	134	4	1,593	1,731	820,885	822,616
Residential mortgage loans
One-to four-family	4,704	1,523	4,804	11,031	859,908	870,939
Construction	—	—	—	—	49,092	49,092
Total residential mortgage loans	4,704	1,523	4,804	11,031	909,000	920,031
Consumer Loans:
Home equity	1,184	120	1,793	3,097	192,755	195,852
Automobile	187	100	82	369	63,995	64,364
Marine	—	—	181	181	1,345	1,526
Recreational vehicle	47	—	165	212	5,484	5,696
Other	31	3	2	36	6,020	6,056
Total consumer loans	1,449	223	2,223	3,895	269,599	273,494
Total loans	$6,287	$1,750	$8,620	$16,657	$1,999,484	$2,016,141

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2016:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$93,597	$93,597
Nonresidential	3,511	—	61	3,572	227,829	231,401
Land	—	—	34	34	8,339	8,373
Construction	—	—	—	—	68,158	68,158
Secured	—	—	361	361	94,982	95,343
Unsecured	—	—	—	—	7,386	7,386
Total commercial loans	3,511	—	456	3,967	500,291	504,258
Residential mortgage loans
One-to four-family	3,774	1,717	5,461	10,952	751,974	762,926
Construction	—	—	—	—	35,695	35,695
Total residential mortgage loans	3,774	1,717	5,461	10,952	787,669	798,621
Consumer Loans:
Home equity	941	458	1,669	3,068	161,986	165,054
Automobile	130	—	3	133	39,476	39,609
Marine	—	—	267	267	1,529	1,796
Recreational vehicle	131	347	—	478	7,124	7,602
Other	1	3	2	6	2,531	2,537
Total consumer loans	1,203	808	1,941	3,952	212,646	216,598
Total loans	$8,488	$2,525	$7,858	$18,871	$1,500,606	$1,519,477

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2017:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	2	1,379	1,379
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	2	1,379	1,379
Residential mortgage loans
One-to four-family	3	309	350
Construction	—	—	—
Total residential mortgage loans	3	309	350
Consumer loans
Home equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	1	115	115
Other	—	—	—
Total consumer loans	1	115	115
Total restructured loans	6	$1,803	$1,844

The TDRs described above increased the allowance for loan losses by $7,000, and resulted in no charge-offs during the twelve months ended December 31, 2017.

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

The TDRs described above increased the allowance for loan losses by $135,000, and resulted in no of charge-offs during the twelve months ended December 31, 2015.

During the periods ended December 31, 2017, 2016 and 2015, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of a loan were for periods ranging from six months to 2 years. Modifications involving an extension of the maturity date were for periods ranging from six months to ten years.

As of December 31, 2017 and December 31, 2016, the Company has a recorded investment in troubled debt restructurings of $19.8 million and $26.6 million, respectively.  The Company has allocated $1.6 million of specific reserves to customers whose loan terms were modified in TDRs as of December 31, 2017. The Company had allocated $3.0 million of specific reserves to customers whose loan terms were modified in troubled debt restructurings as of December 31, 2016. The Company committed to lend additional amounts totaling up to $37,000 and $31,000 at December 31, 2017 and December 31, 2016, respectively.

TDR loans that were on nonaccrual status aggregated $2.4 million and $6.6 million at December 31, 2017 and December 31, 2016, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $17.9 million and $20.0 million at December 31, 2017 and December 31, 2016, respectively.

There were no loans modified as TDRs for which there was a payment default within twelve months following the modification during the period ended December 31, 2017.

A TDR is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The terms of certain other loans were modified during the period ended December 31, 2017, but they did not meet the definition of a TDR. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

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

The TDRs that subsequently defaulted described above resulted in $350,000 charge-offs during the twelve months ended December 31, 2016, and an $820,000 increase in the provision for loan losses.  The TDR’s described above were resolved in January 2017, and are no longer in the Company’s loan portfolio.

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

As of December 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2017

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$118,716	$1,334	$430	$—	$—	$430	$120,480
Nonresidential	367,553	6,394	7,664	—	—	7,664	381,611
Land	15,153	—	9	—	—	9	15,162
Construction	116,460	403	—	—	—	—	116,863
Secured	149,912	6,092	21,990	—	—	21,990	177,994
Unsecured	10,412	—	94	—	—	94	10,506
Total commercial loans	778,206	14,223	30,187	—	—	30,187	822,616
Residential mortgage loans
One-to four-family	861,971	1,585	7,383	—	—	7,383	870,939
Construction	49,092	—	—	—	—	—	49,092
Total residential mortgage loans	911,063	1,585	7,383	—	—	7,383	920,031
Consumer Loans
Home equity	193,733	—	2,119	—	—	2,119	195,852
Auto	64,209	—	155	—	—	155	64,364
Marine	1,345	—	181	—	—	181	1,526
Recreational vehicle	5,488	—	208	—	—	208	5,696
Other	6,051	—	5	—	—	5	6,056
Total consumer loans	270,826	—	2,668	—	—	2,668	273,494
Total loans	$1,960,095	$15,808	$40,238	$—	$—	$40,238	$2,016,141

December 31, 2016

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$89,468	$3,564	$565	$—	$—	$565	$93,597
Nonresidential	217,204	6,037	8,160	—	—	8,160	231,401
Land	8,339	—	34	—	—	34	8,373
Construction	68,158	—	—	—	—	—	68,158
Secured	89,756	3,420	2,167	—	—	2,167	95,343
Unsecured	7,291	—	95	—	—	95	7,386
Total commercial loans	480,216	13,021	11,021	—	—	11,021	504,258
Residential mortgage loans
One-to four-family	754,996	104	7,826	—	—	7,826	762,926
Construction	35,695	—	—	—	—	—	35,695
Total residential mortgage loans	790,691	104	7,826	—	—	7,826	798,621
Consumer Loans
Home equity	163,101	—	1,953	—	—	1,953	165,054
Auto	39,577	1	31	—	—	31	39,609
Marine	1,530	—	266	—	—	266	1,796
Recreational vehicle	7,424	—	178	—	—	178	7,602
Other	2,535	—	2	—	—	2	2,537
Total consumer loans	214,167	1	2,430	—	—	2,430	216,598
Total loans	$1,485,074	$13,126	$21,277	$—	$—	$21,277	$1,519,477

Directors and officers of the Company are loan customers in the ordinary course of business. The following describes loans to officers and/or directors of the Company:

(Dollars in thousands)
Balance as of December 31, 2016	$927
New loans to officers and/or directors	7,532
Loan payments during 2017	(89)
Increase due to changes in officers and/or directors	189
Balance as of December 31, 2017	$8,559

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

December 31, 2017
(Dollars in thousands)
Commercial loans	$1,194
Residential mortgage loans	—
Consumer loans	—
Outstanding balance	$1,194

Carrying amount, net of allowance of $55	$1,139

Accretable yield, or income expected to be collected, is as follows:

Year Ended
December 31, 2017
(Dollars in thousands)
Beginning of period	$—
New loans purchased	158
Accretion of income	64
Balance at December 31	$94

For the purchased credit impaired loans disclosed above, there was an increase of $55,000 in the allowance for loan losses for the year ended December 31, 2017.

Purchased credit impaired loans purchased during the year ended December 31, 2017 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

December 31, 2017
(Dollars in thousands)
Contractually required payments receivable of loans purchased during the year:
Commercial loans	$4,499
Residential mortgage loans	—
Consumer loans	—
$4,499

Cash flow expected to be collected at acquisition	$1,955
Fair value of acquired loans at acquisition	1,797

Income is not recognized on purchased credit impaired loans if the Company cannot reasonable estimate cash flows expected to be collected.  The carrying amounts of such loans are as follows:

December 31, 2017
(Dollars in thousands)
Loans at beginning of year	$—
Loans purchased during the year	1,797
Loans at end of period	1,194

6.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.3 billion at December 31, 2017 and $1.2 billion as of December 31, 2016. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives and changes in fair value of loans held for sale carried at fair value.

Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at year-end are as follows:

	2017	2016
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$1,003,441	$956,278
FNMA	242,444	208,114
Private investor	23,404	-

Customer escrow balances in connection with loans serviced for FHLMC and FNMA totaled $15.3 million and $14.3 million at year-end 2017 and 2016.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$6,070	$5,686	$5,535
Originations	2,555	2,478	1,951
Amortized to expense	(1,944)	(2,094)	(1,800)
Balance, end of period	6,681	6,070	5,686
Less valuation allowance	(9)	—	(39)
Net balance	$6,672	$6,070	$5,647

Fair value of mortgage servicing rights was $10.9 million, $10.2 million and $9.1 million at December 31, 2017, 2016, and 2015, respectively.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance, beginning of period	$—	$(39)	$(58)
Impairment charges	(15)	(727)	(299)
Recoveries	6	766	318
Balance, end of period	$(9)	$—	$(39)

Key economic assumptions used in measuring the value of mortgage servicing rights at December 31, 2017 and 2016 were as follows:

	2017	2016
Weighted average prepayment rate	181 PSA	165 PSA
Weighted average life (in years)	6.35	6.64
Weighted average discount rate	9%	9%

At year-end 2017, the Company had approximately $40.2 million of interest rate lock commitments and $155.0 million of forward commitments for the future delivery of residential mortgage loans, including construction perm loans that are held in available for sale. At year-end 2016, the Company had approximately $30.2 million of interest rate lock commitments and $124.0 million of forward commitments for the future delivery of residential mortgage loans, including construction perm loans that are held in available for sale. The fair value of these mortgage banking derivatives was not material at year-end 2017 or 2016.

Home Savings may receive requests for reimbursements from Freddie Mac and Fannie Mae, both of whom in the normal course purchase loans originated by Home Savings, for the purpose of making them whole on certain loans sold in the secondary market. These sold loans may have certain identified weaknesses such that, in the opinion of management, a settlement to the investor might be required. For the twelve months ended December 31, 2017, Home Savings recognized no expenses associated with such repurchases. Home Savings had no liability reserve for future make-whole settlements at December 31, 2017 and 2016 because management believed no reserve was necessary given the recent historical losses incurred to date, there were no loans in the pipeline to be repurchased and the probability that future losses will not occur.  For the twelve months ended December 31, 2016, Home Savings recognized no expenses associated with such repurchases.  For the twelve months ended December 31, 2015, Home Savings recognized a recovery of expenses of $554,000 associated with such repurchases.

7.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at December 31, 2017 and 2016 was as follows:

	December 31,	December 31,
	2017	2016
	(Dollars in thousands)
Real estate owned and other repossessed assets	$1,656	$2,789
Valuation allowance	(403)	(1,012)
End of period	$1,253	$1,777

Activity in the valuation allowance was as follows:

	2017	2016	2015
	(Dollars in thousands)
Beginning of year	$1,012	$1,229	$1,423
Additions (recoveries) charged to expense	37	(16)	287
Sales of real estate owned with a valuation allowance	(646)	(201)	(481)
End of year	$403	$1,012	$1,229

Expenses related to foreclosed and repossessed assets include:

	2017	2016	2015
	(Dollars in thousands)
Net loss on sales	$152	$109	$158
Provision for (recovery of) unrealized losses	37	(16)	287
Operating expenses, net of rental income	135	191	338
Total Expenses	$324	$284	$783

8.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2017	2016
	(Dollars in thousands)
Land	$7,427	$6,993
Buildings	25,814	23,907
Leasehold improvements	1,857	1,222
Furniture and equipment	29,034	26,323
	64,132	58,445
Less: Accumulated depreciation and amortization	42,038	37,482
Total	$22,094	$20,963

Depreciation expense was $2.7 million for 2017, $2.3 million for 2016 and $2.1 million for 2015.

Rent expense was $790,000 for 2017, $597,000 for 2016 and $338,000 for 2015. Rent commitments under noncancelable operating leases for offices were as follows, before considering renewal options that generally are present:

(Dollars in thousands)
2018	$1,014
2019	897
2020	824
2021	787
2022	693
Thereafter	2,978
Total	$7,193

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in goodwill during the periods presented is as follows:

	December 31, 2017	December 31, 2016
	(In thousands)
Beginning of the year	$208	$—
Acquired goodwill-OLCB	19,168	—
Acquired goodwill-Insurance Agencies	209	208
Effect of Adjustments-James & Sons Insurance	636	—
Impairment	—	—
End of the year	$20,221	$208

The changes to goodwill for the twelve months ended December 31, 2017 are primarily due to changes in the final market value for the customer list intangible asset, the related tax effect from those adjustments related to the James & Sons acquisition in January 2016 and the acquired goodwill from the OLCB merger.

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  If the carrying amount of a reporting unit is zero or less than zero, a qualitive analysis of whether it is more likely than not that the reporting unit goodwill is impaired will be performed.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.  The Company did not have any reporting unites with a carrying amount of zero or less than zero at December 31, 2017 or 2016.

Acquired Intangible Assets

	As of December 31,
	2017		2016
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$11,184	$9,250	$8,952	$8,947
Customer list intangible	2,222	162	1,400	44
Total	$13,406	$9,412	$10,352	$8,991

Aggregate amortization expense for 2017 was $422,000, for 2016 was $69,000 and for 2015 was $54,000.  Estimated amortization expense for the next five years is as follows:

Estimated
Amortization
Expense
2018	$448,000
2019	448,000
2020	448,000
2021	448,000
2022	448,000

10.	DEPOSITS

Deposits consist of the following:

	December 31,
	2017	2016
	(Dollars in thousands)
Checking accounts:
Interest bearing	$170,478	$158,270
Non-interest bearing	354,970	256,918
Savings accounts	301,716	294,564
Money market accounts	424,234	316,813
Certificates of deposit	705,341	488,426
Total deposits	$1,956,739	$1,514,991

Included in total deposits above are related-party deposits of $6.1 million and $3.5 million at December 31, 2017 and 2016, respectively.

Interest expense on deposits is summarized as follows:

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Interest bearing demand deposits and money market accounts	$1,874	$1,012	$1,006
Savings accounts	112	124	161
Certificates of deposit	6,451	4,786	5,359
Total	$8,437	$5,922	$6,526

A summary of certificates of deposit by maturity follows:

December 31,
2017
(Dollars in thousands)
2018	$433,136
2019	179,430
2020	33,050
2020	17,820
2021	25,772
Thereafter	16,133
Total	$705,341

A summary of certificates of deposit with balances greater than $250,000 by maturity is as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Three months or less	$12,670	$1,552
Over three months to six months	7,255	10,346
Over six months to twelve months	19,105	35,234
Over twelve months	18,306	14,151
Total	$57,336	$61,283

Home Savings had $156.5 million in brokered deposits at December 31, 2017.  Home Savings had $76.5 million in brokered deposits at December 31, 2016.

Home Savings offers an equity-linked time deposit product (the Power CD). The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return. Home Savings had $12.7 million in Power CDs that were included in certificates of deposit at December 31, 2017. Home Savings had $12.9 million in Power CDs that were included in certificates of deposit at December 31, 2016.

11.	FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of FHLB advances:

	December 31,
	2017		2016
	(Dollars in thousands)
		Weighted		Weighted
Year of maturity	Amount	average rate	Amount	average rate
2017	$—	0.00%	$343,000	0.64%
2018	308,000	1.42%	—	0.00%
2019	48,536	3.26%	47,756	2.73%
	$356,536	1.67%	$390,756	0.90%

At December 31, 2017, Home Savings has remaining available credit, subject to collateral requirements, with the FHLB of approximately $256.8 million. At December 31, 2016, Home Savings had remaining available credit, subject to collateral requirements, with the FHLB of approximately $172.1 million. All advances must be secured by eligible collateral as specified by the FHLB. Accordingly, Home Savings had a blanket pledge of its one-to four-family mortgages as collateral for the advances outstanding at December 31, 2017 and 2016. The required minimum ratio of collateral to advances is 120% for one-to four-family loans. Additional changes in value can be applied to one-to four-family mortgage collateral based upon characteristics such as loan-to-value ratios and FICO scores.

On November 18, 2014, Home Savings modified a $50.0 million fixed-rate term advance with the FHLB.  The modification reduced the weighted average interest rate paid on the debt from 4.20% fixed-rate to a floating rate, and extended the weighted average maturity from 2.0 years to 5.0 years. A $3.9 million prepayment penalty was incurred by Home Savings as part of the modification which will be amortized using a level yield method over the five-year remaining term of the modified borrowing as a yield adjustment. The floating rate was 1.70% at December 31, 2017 and 1.16% at December 31, 2016.  The effective rate on the modified borrowing was 3.26% at December 31, 2017 and 2.73% at December 31, 2016, including the impact of the prepayment penalty amortization. FHLB term advances are subject to prepayment penalties.

12.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

The following is a summary of securities sold under an agreement to repurchase and other borrowings:

	December 31,
	2017		2016
	(Dollars in thousands)
	Amount	Weighted average rate	Amount	Weighted average rate
Securities sold under agreement to repurchase	$197	0.25%	$—	0.00%
Other borrowings	—	0.00%	512	4.00%
Total borrowings	$197	0.25%	$512	4.00%

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Average daily balance during the year	$3,584	$523	$29,891
Average interest rate during the year	0.59%	4.00%	4.19%
Maximum month end balance during the year	$12,643	$535	$30,556
Weighted average interest rate at year end	0.25%	4.00%	4.00%

Securities sold under agreements to repurchase are secured primarily by U.S. agency securities with a fair value of $4.9 million at December 31, 2017 and $0 at December 31, 2016.    These securities are held by an independent third party and are for retail customers.

Other borrowings consist of a match-funding advance related to a commercial participation loan aggregating $0 at December 31, 2017 and $512,000 at December 31, 2016.

13.	LOSS CONTINGENCIES

United Community and Home Savings are parties to litigation arising in the normal course of business. While it is difficult to determine the ultimate resolution of these matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

14.	INCOME TAXES

The income tax expense (benefit) consists of the following components:

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Current	$284	$300	$577
Deferred	9,466	7,843	7,316
Enactment of Federal Tax reform	1,545	—	—
Total	$11,295	$8,143	$7,893

Effective tax rates differ from the statutory federal income tax rate of 35% due to the following:

	For the Year Ended December 31,
	2017		2016		2015
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate	$11,578	35.0%	$9,440	35.0%	$8,461	35.0%
Increase (decrease) due to:
Tax exempt income	(553)	(1.7)%	(471)	(1.7)%	(45)	(0.2)%
Life insurance	(569)	(1.7)%	(523)	(1.9)%	(602)	(2.5)%
Tax exempt insurance premiums	(303)	(0.9)%	—	—%	—	—%
Equity compensation	(246)	(0.7)%	—	—%	—	—%
Enactment of federal tax reform	1,545	4.6%	—	—%	—	—%
Disproportionate tax reversal	—	—%	(511)	(1.9)%	—	—%
Other	(157)	(0.5)%	208	0.7%	79	0.3%
Income tax provision	$11,295	34.1%	$8,143	30.2%	$7,893	32.6%

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2017	2016
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$4,452	$6,680
Depreciation	413	748
Other real estate owned valuation	85	354
Tax credits carryforward	2,193	1,471
Unrealized loss on securities available for sale	241	1,685
Unrealized loss on securities held to maturity	217	431
Interest on nonaccrual loans	482	1,039
Net operating loss carryforward	914	8,574
Purchase accounting adjustment	442	—
Accrued bonuses	551	812
Other	176	221
Deferred tax assets	10,166	22,015
Deferred tax liabilities:
Deferred loan fees	1,145	1,275
Federal Home Loan Bank stock dividends	2,787	4,585
Mortgage servicing rights	1,401	2,124
FHLB prepayment penalty	307	786
Purchase accounting adjustment	—	371
Prepaid expenses	306	139
Deferred tax liabilities	5,946	9,280
Net deferred tax asset	$4,220	$12,735

The Company’s ultimate realization of the DTA is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

United Community’s net operating loss of $4.4 million will be carried forward to use against future taxable income. The net operating loss carryforwards begin to expire in the year ending December 31, 2027. In addition, United Community is carrying forward $2.2 million of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely. Certain of these tax benefits are subject to annual limitation under Internal Revenue Code section 382; however, United Community and Home Savings expect to utilize the full amount of the benefit.

Retained earnings at December 31, 2017 included approximately $21.1 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of United Community’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2017 was approximately $4.4 million. At December 31, 2017, Home Savings had approximately $17.6 million deficit in tax earnings and profits. Any distribution from Home Savings to United Community, other than current period earnings, in excess of tax earnings and profits, including any distributions made by Home Savings in direct redemption of stock from United Community, could result in recapture of proportionate amounts of these bad debt reserves and, as a result, recording of the related tax liability.

As of December 31, 2017 and December 31, 2016, United Community had no unrecognized tax benefits or accrued interest and penalties recorded. United Community does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. United Community will record interest and penalties as a component of income tax expense.

United Community and Home Savings are subject to U.S. federal income tax.  United Community and Home Savings are subject to tax in Ohio based upon its net worth. United Community and Home Savings also file state income tax returns in Pennsylvania, Indiana, West Virginia and Florida. United Community is no longer subject to examination by taxing authorities for years prior to 2014.

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law.  The Act includes several provisions that will affect the Company’s federal income tax expense, including reducing the federal income tax rate to 21% effective January 1, 2018.  As a result of the rate reduction, the Company is required to re-measure, through income tax expense in the period of enactment, the deferred tax assets and liabilities using the enacted rate at which these items are expected to be recovered or settled.  The re-measurement of the Company’s net deferred tax asset resulted in additional 2017 income tax expense of $1.5 million.

15.	SHAREHOLDERS’ EQUITY

Dividends

United Community’s source of funds for dividends to its shareholders is earnings on its investments and dividends from Home Savings. During the year ended December 31, 2017, United Community paid total cash dividends of $0.14 per common share. While Home Savings’ primary regulator is the FDIC, the FRB has regulations that impose certain restrictions on payments of dividends to United Community as of December 31, 2017.

Home Savings must file an application with, and obtain approval from, the FRB if (i) the proposed distribution would cause total distributions for the calendar year to exceed net income for that year-to-date plus retained net income (as defined) for the preceding two years; (ii) Home Savings would not be at least adequately capitalized following the capital distribution; or (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the FRB or the FDIC, or any condition imposed on Home Savings in an FRB-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the FRB. As of December 31, 2017, Home Savings had no retained earnings that could be distributed based on cumulative dividends and net income over the aforementioned period. Home Savings paid a $15.0 million dividend to United Community from current period earnings during 2017.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, unrealized losses on securities transferred from available for sale to held to maturity, accretion of unrealized losses on securities transferred from available for sale to held to maturity, disproportional tax effects and changes in unrealized gains and losses on the postretirement plan. The change includes reclassification of net gains or (losses) on sales of securities of $566,000, $604,000 and $142,000 for the years ended December 31, 2017, 2016 and 2015.

The following is a summary of accumulated other comprehensive income (loss) to net income balances:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) on Held to Maturity	Total
2017	(Dollars in thousands)
Balances at beginning of period, net of tax	$(3,130)	$(17,110)	$(800)	$(21,040)
Other comprehensive loss before reclassifications	2,946	—	—	2,946
Accretion of unrealized losses transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	129	129
Reclassification adjustment for gains realized in income	(368)	—	—	(368)
Net current period other comprehensive income	2,578	—	129	2,707
Reclassification from adoption of ASU 2018-02	(352)	—	—	(352)
Balances at end of period, net of tax	$(904)	$(17,110)	$(671)	$(18,685)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) on Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
2016	(Dollars in thousands)
Balances at beginning of period, net of tax	$(2,492)	$(17,110)	$(960)	$831	$511	$(19,220)
Transfer of losses from available for sale to held to maturity	(245)	—	—	—	—	(245)
Other comprehensive income before reclassifications	—	—	—	(831)	(511)	(1,342)
Accretion of unrealized losses transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	160	—	—	160
Reclassification adjustment for gains realized in income	(393)	—	—		—	(393)
Net current period other comprehensive income	(638)	—	160	(831)	(511)	(1,820)
Balances at end of period, net of tax	$(3,130)	$(17,110)	$(800)	$—	$—	$(21,040)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) on Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
2015	(Dollars in thousands)
Balances at beginning of period, net of tax	$(4,315)	$(17,110)	$—	$916	$511	$(19,998)
Transfer of losses from available for sale to held to maturity	999	—	(999)	—	—	—
Other comprehensive income before reclassifications	916	—	—	120	—	1,036
Accretion of unrealized losses transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	39	—	—	39
Reclassification adjustment for gains realized in income	(92)	—	—	(205)	—	(297)
Net current period other comprehensive income	1,823	—	(960)	(85)	—	778
Balances at end of period, net of tax	$(2,492)	$(17,110)	$(960)	$831	$511	$(19,220)

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

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) to net income for the year ended December 31, 2017:

	Amount Reclassified
	From Accumulated
Details About Accumulated Other	Other Comprehensive	Affected Line Item on the Statement Where
Comprehensive Income Components	Income to Net Income	Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$566	Net gains on securities available for sale
	(198)	Tax (expense) benefit
Total reclassification during the period	$368	Increase to net income

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

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the year ended December 31, 2015:

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

The capital conservation buffer requirement is being phased in through January 1, 2019, when the full capital conservation buffer requirement will be effective. The capital conservation buffer for 2017 was 1.25% and the capital conservation buffer for 2018 is 1.875%.  The final rule also implemented consolidated capital requirements.

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

	December 31, 2017
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$292,928	14.70%	$184,235	9.25%	$199,173	10.00%
Tier 1 capital (to risk-weighted assets)	271,777	13.64%	144,400	7.25%	159,338	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	271,777	13.64%	114,525	5.75%	129,463	6.50%
Tier 1 capital (to average assets)**	271,777	10.42%	104,308	4.00%	130,385	5.00%

**Tier 1 Leverage Capital Ratio

	December 31, 2016
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$248,861	16.47%	$130,292	8.63%	$151,063	10.00%
Tier 1 capital (to risk-weighted assets)	229,938	15.22%	100,079	6.63%	120,850	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	229,938	15.22%	77,420	5.13%	98,191	6.50%
Tier 1 capital (to average assets)**	229,938	10.65%	86,360	4.00%	107,950	5.00%

**Tier 1 Leverage Capital Ratio

The components of Home Savings’ regulatory capital are as follows:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Total shareholders' equity	$276,494	$216,475
Add (deduct)
Accumulated other comprehensive loss	18,701	21,056
Intangible assets	(20,903)	(3)
Disallowed deferred tax assets	(2,515)	(7,590)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	271,777	229,938
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	21,151	18,923
Total risk-based capital	$292,928	$248,861

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	December 31, 2017
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$306,946	15.35%	$184,881	9.25%	$199,872	10.00%
Tier 1 capital (to risk-weighted assets)	285,744	14.29%	144,907	7.25%	159,897	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	285,744	14.29%	114,926	5.75%	119,923	6.50%
Tier 1 capital (to average assets)**	285,744	10.93%	104,588	4.00%	130,735	5.00%

	December 31, 2016
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$277,817	18.38%	$130,369	8.63%	$151,153	10.00%
Tier 1 capital (to risk-weighted assets)	258,869	17.13%	100,139	6.63%	120,922	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	258,869	17.13%	77,466	5.13%	98,249	6.50%
Tier 1 capital (to average assets)**	258,869	11.98%	86,425	4.00%	108,031	5.00%

The components of United Community’s consolidated regulatory capital are as follows:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Total shareholders' equity	$294,265	$249,806
Add (deduct)
Accumulated other comprehensive loss	18,701	21,040
Intangible assets	(23,416)	(1,567)
Disallowed deferred tax assets	(3,806)	(10,410)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	285,744	258,869
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	21,202	18,948
Total risk-based capital	$306,946	$277,817

Management believes that as of December 31, 2017 and 2016, Home Savings and United Community meets all capital adequacy requirements to which they were subject.  As of December 31, 2017 and 2016, Home Savings and United Community were considered well capitalized. Management is not aware of any changes to this classification since that date.

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

For the year ended December 31, 2016
(Dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$333
Service cost	—
Net periodic benefit cost (benefit)	(1,268)
Actuarial gain	1,268
Benefits paid	(333)
Curtailment gain	—
Benefit obligation at end of the year	—
Funded status of the plan	$—

Components of net periodic benefit cost/(benefit) were as follows:

	For the year ended December 31,
	2016	2015
Service cost	$—	$—
Interest cost	10	53
Expected return on plan assets	—	—
Net amortization of prior service cost (benefit)	(228)	(228)
Amortization of net actuarial gain	(1,050)	(86)
Curtailment gain	—	(1,072)
Net periodic benefit cost	(1,268)	(1,333)
Net (gain) loss	—	(184)
Prior service credit	—	—
Amortization of prior service cost and net actuarial gain	1,278	315
Total recognized in other comprehensive income	1,278	131
Total recognized in net periodic benefit cost and other comprehensive income	$10	$(1,202)
Assumptions used in the valuations were as follows:
Weighted average discount rate	3.90%	3.90%

401(k) Savings Plan

Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2017, 2016 and 2015, Home Savings’ match was 50% of pretax contributions up to a maximum of 6%.  Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the years ended 2017, 2016 and 2015, the expense related to this plan was approximately $619,000, $480,000 and $465,000, respectively.

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

There were no stock options granted in 2017 and 2016 and there were 6,618 stock options granted in 2015. The options must be exercised within 10 years from the date of grant.  Expenses related to stock option grants are included with salaries and employee benefits. All of the Company’s stock options are vested at December 31, 2017.  The Company recognized $1,000 and $9,000, in stock option expense for the twelve months ended December 31, 2017 and 2016, respectively.

A summary of activity in the plans is as follows:

	For the year ended December 31,
	2017
	Shares	Weighted average exercise price	Aggregate intrinsic value (Dollars in thousands)
Outstanding at beginning of year	371,218	$2.55
Granted	—	—
Exercised	(110,085)	2.53
Forfeited	(600)	2.10
Outstanding at end of period	260,533	2.55	$1,697
Options exercisable at end of period	260,533	2.55	1,697

Information related to the stock options granted and exercised during each year follows:

	2017	2016	2015
Intrinsic value of options exercised	$702,000	$883,000	$48,000
Cash received from option exercises	279,000	517,000	28,000
Tax benefit realized from option exercises	120,000	82,000	—
Weighted average fair value of options granted	—	—	1.70

There were no options granted in 2017 and 2016.  The fair value of options granted in 2015 was determined using the following weighted-average assumptions as of the grant date:

2015
Risk-free interest rate	1.49%
Expected term (years)	5
Expected stock volatility	35.95%
Dividend yield	0.74%

Outstanding stock options have a weighted average remaining life of 2.56 years and may be exercised in the range of $1.20 to $5.89.

Stock-based Compensation: Restricted Stock Awards

The 2015 and 2007 Plans permit the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at December 31, 2017 aggregated 277,035, of which 135,635 will vest in 2018, 107,260 will vest in 2019 and 34,140 will vest in 2020.  Expenses related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $951,000, $970,000 and $756,000 in restricted stock award expenses, including expenses for shares issued under the annual incentive plan, for the twelve months ended December 31, 2017, 2016 and 2015, respectively. The Company expects to recognize additional expenses of approximately $784,000 in 2018, $362,000 in 2019, and $154,000 in 2020.

A summary of changes in the Company’s nonvested restricted shares for the year is as follows:

	Shares	Weighted average exercise price
Nonvested shares at January 1, 2017	341,184	$5.50
Granted	88,681	8.77
Vested	(152,830)	5.20
Forfeited	—	—
Nonvested shares at December 31, 2017	277,035	6.73

The total average per share fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $8.61, $5.97 and $5.48, respectively.

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) provides incentive compensation awards to certain officers of the Company. The incentive awards are based upon the actual performance of the Company, and personal performance for the twelve months ending December 31, compared to the actual performance of a peer group and plan during the same twelve month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the AIP are calculated, they are paid either in cash or 80% cash and 20% restricted stock, depending on the particpant. The restricted stock granted will vest equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $315,000, $356,000 and $269,000 in expense for the restricted stock portion of the AIP and $1.7 million, $1.3 million and $804,000 for the cash portion of the AIP for the twelve months ended December 31, 2017, 2016 and 2015, respectively.   Restricted stock expenses for the AIP are included in the total restricted stock expenses discussed above.

Long-Term Incentive Plan

The Long-Term Incentive Plan (“LTIP”) provides a long-term incentive compensation opportunity to certain executive officers. Each participant in the LTIP will be granted a target number of Performance Share Units (“PSUs”).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $230,000, $693,000 and $199,000 in expense for the LTIP for the twelve months ended December 31, 2017, 2016 and 2015, respectively.  The increase in expense for 2016 was driven by the rise in United Community’s share price during the performance period.

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

Loans held for sale, at fair value:  The Company elected the fair value option for all conventional residential one-to four-family loans held for sale originated after January 1, 2016 and all permanent construction loans held for sale originated after January 1, 2015. The fair value of conventional loans held for sale is determined using the current 15 day forward contract price for either 15 or 30 year conventional mortgages and the 60 day forward contract price for either 15 or 30 year Federal Housing Authority mortgages (Level 2).

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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2017 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$123,817	$—	$123,817	$—
States of the U.S. and political subdivisions	59,623	—	59,623	—
Mortgage-backed GSE securities: residential	87,121	—	87,121	—
Loans held for sale, at fair value	83,541	—	18,525	65,016
Purchased certificate of deposit option	809	—	809	—
Liabilities
Written certificate of deposit option	809	—	809	—

		Fair Value Measurements at December 31, 2016 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and government sponsored entities’ securities	$186,033	$—	$186,033	$—
States of the U.S. and political subdivisions	57,757	—	57,757	—
Mortgage-backed GSE securities: residential	99,494	—	99,494	—
Loans held for sale, at fair value	62,593	—	8,832	53,761
Purchased certificate of deposit option	882	—	882	—
Liabilities
Written certificate of deposit option	882	—	882	—

There were no transfers between Level 1 and Level 2 during 2017 and 2016.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017 and 2016, in thousands:

	Construction loans held for sale
	Twelve months ended	Twelve months ended
	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$53,761	$26,716
Total gains (losses) for the period
Included in change in fair value of loans held for sale	3,893	(1,769)
Originations	108,617	82,878
Sales	(101,255)	(54,064)
Balance of recurring Level 3 assets at end of period	$65,016	$53,761

Interest Rate Caps
Twelve months ended
December 31, 2016
(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$3
Total gains (losses) for the period
Included in other income	385
Included in other comprehensive income	—
Purchases	—
Amortization	(388)
Sales	—
Balance of recurring Level 3 assets at end of period	$—

There were no interest rate caps as of December 31, 2017 or 2016.

There were no transfers between Level 2 and Level 3 during 2017 or 2016.

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Construction loans held for sale	$65,016	Comparable sales	Time discount using the 60 day forward contract	0.00%-1.96%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2016:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Construction loans held for sale	$53,761	Comparable sales	Time discount using the 60 day forward contract	0.00%-1.80%

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

		Fair Value Measurements at December 31, 2017 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial loans
Multifamily	$247	$—	$—	$247
Nonresidential	2	—	—	2
Secured	40	—	—	40
Residential loans
One-to four-family residential	1,010	—	—	1,010
Consumer loans
Home Equity	89	—	—	89
Auto	13	—	—	13
Marine	169	—	—	169
Recreational vehicle	86	—	—	86
Mortgage servicing rights	382	—	382	—
Other real estate owned, net
Commercial loans
Construction loans	354	—	—	354
Residential loans
One-to four-family residential	82	—	—	82

		Fair Value Measurements at December 31, 2016 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
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

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $1.7 million at December 31, 2017, that includes a specific valuation allowance of $491,000. This resulted in an increase of the provision for loan losses of $938,000 during the twelve months ended December 31, 2017. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.0 million at December 31, 2016, that includes a specific valuation allowance of $1.3 million. This resulted in an increase of the provision for loan losses of $4.1million during the twelve months ended December 31, 2016.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At December 31, 2017, mortgage servicing rights that were carried at fair value was $382,000, resulting in additional expense of $9,000 for the year ended December 31, 2017. At December 31, 2016, no mortgage servicing rights were carried at fair value, resulting in a net recovery of $39,000 for the year ended December 31, 2016.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At December 31, 2017, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a net carrying amount of $436,000 that includes a valuation allowance of $403,000. This resulted in additional expenses of $37,000 during the twelve months ended December 31, 2017. At December 31, 2016, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a net carrying amount of $1.0 million, with a valuation allowance of $1.0 million. This resulted in a recovery of expenses of $16,000 during the twelve months ended December 31, 2016.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
	(Dollars in thousands)
Impaired loans
Commercial loans
Multifamily	$247	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Nonresidential	2	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Secured	40	Sales comparison approach	Adjustment for differences between comparable sales	0.00-64.00% (16.00%)
Residential loans
One-to four-family residential	1,010	Sales comparison approach	Adjustment for differences between comparable sales	0.00-10.77% (4.27%)
Consumer loans
Home Equity	89	Sales comparison approach	Adjustment for differences between comparable sales	0.00-17.85% (8.93%)
Other real estate owned, net
Commercial loans
Construction loans	354	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-52.90% (52.41%)
Residential loans
One-to four-family residential	82	Sales comparison approach	Adjustment for differences between comparable sales	0.00-13.43% (13.43%)

Auto and recreational vehicle loans were excluded from the table above as their value is considered immaterial.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
	(Dollars in thousands)
Impaired loans
Commercial loans
Nonresidential	$2,257	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Secured	284	Sales comparison approach	Adjustment for differences between comparable sales	0.00-64.00% (16.00%)
Residential loans
One-to four-family residential	919	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Home Equity	228	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Other real estate owned, net
Commercial loans
Construction loans	748	Sales comparison approach Cost approach	Adjustment for differences between comparable sales Adjustment for differences in cost	0.00-90.40% (27.46%) 0.00-33.33% (16.67%)
Residential loans
One-to four-family residential	281	Sales comparison approach	Adjustment for differences between comparable sales	0.00-27.00% (7.74%)

The Company has elected the fair value option for all conventional residential one-to four-family loans originated after January 1, 2016 and all permanent construction loans held for sale an originated after January 1, 2015.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2017 and 2016.

As of December 31, 2017 and 2016, the aggregate fair value, contractual balance and gain or loss was as follows:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)	(Dollars in thousands)
Aggregate fair value	$83,541	$62,593
Contractual balance	79,898	62,843
Gain (loss)	3,643	(250)

The total amount of gains (losses) from changes in fair value included in earnings for the years ended December 31, 2017, 2016 and 2015 were $3.9 million, $(1.8) million, and $1.5 million, respectively.

The carrying value and estimated fair values of financial instruments at December 31, 2017 and December 31, 2016, were as follows:

		Fair Value Measurements at December 31, 2017 Using:
	December 31,
	2017
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$46,880	$46,880	$—	$—
Available for sale securities	270,561	—	270,561	—
Held to maturity securities	82,911	—	82,126	—
Loans held for sale at lower of cost or market	211	—	217	—
Loans held for sale at fair value	83,541	—	18,525	65,016
Loans, net	1,999,877	—	—	1,990,289
FHLB stock	19,324	n/a	n/a	n/a
Accrued interest receivable	8,190	—	2,244	5,946
Purchased certificate of deposit option	809	—	809	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,251,398)	(1,251,398)	—	—
Certificates of deposit	(705,341)	—	(705,238)	—
FHLB advances	(356,536)	—	(356,521)	—
Repurchase agreements and other	(197)	—	(190)	—
Advance payments by borrowers for taxes and insurance	(25,038)	(25,038)	—	—
Accrued interest payable	(1,097)	—	(1,097)	—
Written certificate of deposit option	(809)	—	(809)	—

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

19.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below:

	For the Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings	$12,205	$8,336	$9,245
Income taxes	1,725	475	375
Supplemental schedule of noncash activities:
Securities transferred from available for sale to held to maturity, at fair value	—	—	103,768
Accretion of securities held to maturity	195	247	131
Transfers from premises and equipment to other assets, held for sale	1,720	—	—
Transfers from loans to real estate owned	996	971	2,264
Transfers from loans to loans held for sale	27,921	—	—
Transfers from loans to other assets	—	6,384	—
Issuance of common stock-James & Sons acquisition	—	1,547	—
Issuance of common stock-Ohio Legacy Corp. acquisition	25,816	—	—
Net assets acquired from Ohio Legacy Corp., excluding cash and cash equivalents	1,247	—	—

20.	DERIVATIVES

Home Savings utilizes interest rate cap agreements as part of its asset/liability management strategy to help manage its interest rate risk position. Home Savings entered into an interest rate cap agreement in October 2011 with an outside counterparty. Home Savings receives proceeds from the counterparty if interest rates exceed the cap rate computed based on the underlying notional amounts. The notional amount of the interest rate caps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate cap agreements. The interest rate caps are carried as freestanding derivatives, considered an economic hedge and classified as an other asset with a carrying value of $0 at December 31, 2017 and $0 at December 31, 2016 with changes in fair value of approximately $0, $(3,000) and $(177,000) during 2017, 2016 and 2015 reported in current earnings through other noninterest income.

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

Summary information about purchased and written options is as follows:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Notional amount of purchased/written option	$13,405	$13,789
Weighted average maturity	2.6 years	3.9 years
Fair value of purchased/written option	$809	$882

Purchased and written options are mirror derivative instruments and as such the changes in fair value are recorded through noninterest income, and offset each other. These options decreased in value $79,000 in 2017 and increased in value by $77,000 in 2016.

The following table reflects the fair value and location in the consolidated statement of financial condition of interest rate caps, along with purchased and written certificates of deposit options:

Included in other assets:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Purchased certificate of deposit option	$809	$882

Included in other liabilities:

	December 31, 2017	December 31, 2016
	(Dollars in thousands)
Freestanding derivative liabilities not designated as hedges:
Written certificate of deposit option	$809	$882

Home Savings is subject to counterparty risk. Counterparty risk is the risk to Home Savings that the counterparty will not live up to its contractual obligations. The ability of Home Savings to realize the benefit of the derivative contracts is dependent on the creditworthiness of the counterparty, which Home Savings expects will perform in accordance with the terms of the contracts.

21.	PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31,
	2017	2016
	(Dollars in thousands)
Assets
Cash and deposits with banks	$4,974	$25,924
Total cash and cash equivalents	4,974	25,924
Investment in subsidiary-Home Savings	276,494	216,475
Investment in subsidiary-HSB Capital LLC	5,095	3,014
Investment in subsidiary-HSB Insurance LLC	2,463	2,168
Investment in subsidiary-HSB Insurance Inc.	1,316	—
Other assets	3,935	2,878
Total assets	$294,277	$250,459
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$12	$653
Total liabilities	12	653
Total shareholders’ equity	294,265	249,806
Total liabilities and shareholders’ equity	$294,277	$250,459

Condensed Statements of Income and Comprehensive Income

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Income
Interest income	$—	$—	$—
Non-interest income	—	—	—
Total income	—	—	—
Expenses
Interest expenses	1	—	—
Non-interest expenses	1,046	1,658	1,017
Total expenses	1,047	1,658	1,017
Loss before income taxes	(1,047)	(1,658)	(1,017)
Income tax benefit	(353)	(481)	(356)
Income before equity in undistributed net earnings of subsidiaries	(694)	(1,177)	(661)
Earnings distributed by subsidiaries	15,000	23,500	15,000
Undistributed earnings (loss) of subsidiaries	7,479	(3,495)	1,943
Net income	$21,785	$18,828	$16,282
Comprehensive income	$24,492	$17,008	$17,060

Condensed Statements of Cash Flows

	Year ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$21,785	$18,828	$16,282
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in undistributed earnings of the subsidiaries	(7,479)	3,495	(1,943)
Decrease (increase) in deferred tax assets	682	(481)	(356)
(Increase) decrease in other assets	(5,666)	16	4
Increase (decrease) in other liabilities	(642)	154	86
Net cash from operating activities	8,680	22,012	14,073
Cash Flows from Investing Activities
Net cash disbursed in the acquisition of Ohio Legacy Corp.	(20,379)	—	—
Equity investment in HSB Insurance, Inc.	(450)	—	—
Equity investment in HSB Capital, LLC	(2,000)	(3,000)	—
Net cash from investing activities	(22,829)	(3,000)	—
Cash Flows from Financing Activities
Issuance of common stock, Long-term Incentive Plan	597	—	—
Purchase of treasury stock	(717)	(9,596)	(10,333)
Dividends paid	(6,960)	(5,172)	(3,369)
Proceeds from the exercise of stock options	279	517	28
Net cash from financing activities	(6,801)	(14,251)	(13,674)
Change in cash and cash equivalents	(20,950)	4,761	399
Cash and cash equivalents, beginning of year	25,924	21,163	20,764
Cash and cash equivalents, end of year	$4,974	$25,924	$21,163

22.	SEGMENT INFORMATION

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

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and performance share units.  There were no stock options that were anti-dilutive for the years ended December 31, 2017 and 2016, respectively.  Stock options for 76,317 shares were anti-dilutive for the year ended December 31, 2015.

	Twelve months ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income per consolidated statements of income	$21,785	$18,828	$16,282
Net income allocated to participating securities	(136)	(121)	(81)
Net income allocated to common stock	$21,649	$18,707	$16,201
Basic earnings per common share computation:
Distributed earnings allocated to common stock	$6,919	$5,140	$3,350
Undistributed earnings allocated to common stock	14,730	13,567	12,851
Net earnings allocated to common stock	$21,649	$18,707	$16,201
Weighted average common shares outstanding, including shares considered participating securities	49,459	46,967	48,320
Less: Average participating securities	(309)	(301)	(242)
Weighted average shares	49,150	46,666	48,078
Basic earnings per common share	$0.44	$0.40	$0.34
Diluted earnings per common share computation:
Net earnings allocated to common stock	$21,649	$18,707	$16,201
Weighted average common shares outstanding for basic earnings per common share	49,150	46,666	48,078
Add: Dilutive potential common shares	342	371	272
Weighted average shares and dilutive potential common shares	49,492	47,037	48,350
Diluted earnings per common share	$0.44	$0.40	$0.34

24.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized quarterly data for each of the years indicated.

	Unaudited
	First		Second	Third	Fourth
2017:	Quarter		Quarter	Quarter	Quarter		Total
	(Dollars in thousands, except per share data)
Interest income	$21,060		$23,553	$24,048	$24,849		$93,510
Interest expense	2,584		3,059	3,545	3,969		13,157
Net interest income	18,476		20,494	20,503	20,880		80,353
Provision for loan losses	1,475		842	721	1,215		4,253
Net interest income after provision for loan losses	17,001		19,652	19,782	19,665		76,100
Non-interest income	5,384		7,090	6,305	6,460		25,239
Non-interest expenses	20,290	(1)	15,176	15,464	17,329	(2)	68,259
Income before taxes	2,095		11,566	10,623	8,796		33,080
Income tax expense	557		3,377	3,067	4,294	(3)	11,295
Net income	$1,538		$8,189	$7,556	$4,502		$21,785
Earnings per share:
Basic earnings	$0.03		$0.16	$0.15	$0.09		$0.44
Diluted earnings	0.03		0.16	0.15	0.09		0.44

1.	Non-interest expense was higher for the first quarter of 2017 as a result of the recognition of $5.0 million associated with the Ohio Legacy acquisition discussed above.
2.

During the fourth quarter 2017, the Company recognized a $2.3 million other asset impairment charge. In 2003, Home Savings entered into two development loans on which the borrower subsequently filed bankruptcy, and a Court appointed receiver liquidated the collateral.  The proceeds from the sale of the collateral have remained in escrow with the Court since 2007 as a number of competing claims were made against the proceeds.  In 2011, a lower court affirmed Home Savings' priority position in the proceeds, and its lien validity was affirmed by the same Court in 2016.  However, in December 2017, an Appellate Court ruled that a portion of the proceeds should be awarded to another claimant.  The $2.3 million charge reflects the Appellate court ruling.  It is the Company’s intent to continue to pursue a full recovery.

3.	Includes $1.5 million in additional tax expense due to the remeasurement of net deferred tax assets as part of the Tax Cuts and Job Act.

	Unaudited
	First	Second	Third	Fourth
2016:	Quarter	Quarter	Quarter	Quarter		Total
	(Dollars in thousands, except per share data)
Interest income	$17,020	$17,399	$17,815	$18,495		$70,729
Interest expense	2,147	2,065	2,055	2,161		8,428
Net interest income	14,873	15,334	15,760	16,334		62,301
Provision for loan losses	2,155	395	1,344	1,493		5,387
Net interest income after provision for loan losses	12,718	14,939	14,416	14,841		56,914
Non-interest income	4,658	5,780	6,003	5,635		22,076
Non-interest expenses	12,464	12,860	12,978	13,717	(1)	52,019
Income before taxes	4,912	7,859	7,441	6,759		26,971
Income tax expense (benefit)	1,592	2,529	2,288	1,734		8,143
Net income	$3,320	$5,330	$5,153	$5,025		$18,828
Earnings per share:
Basic earnings	$0.07	$0.11	$0.11	$0.11		$0.40
Diluted earnings	0.07	0.11	0.11	0.11		0.40

1.	Non-interest expense was higher for the fourth quarter of 2016 as a result of the recognition of $787,000 in merger related expenses associated with the Ohio Legacy acquisition discussed above.

25.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects.  At December 31, 2017, and 2016, the balance of the investment for qualified affordable housing projects was $6.0 million and $3.0 million, respectively.  These balances are reflected in other assets on the consolidated balance sheet.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $5.3 million and $2.9 million at December 31, 2017, and 2016, respectively.  The Company expects to fulfill these commitments during the year ending 2018.

During the year ended December 31, 2017 the Company recognized amortization expense of $156,000, which was included within income tax expense on the consolidated statements of income and the Company recognized $21,000 and $0 amortization expense for the years ended December 31, 2016 and 2015.

Additionally, during the years ended December 31, 2017, 2016, and 2015, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $191,000, $26,000, and $0, respectively.  During the years ending December 31, 2017, 2016, and 2015, the Company incurred no impairment losses.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

United Community Financial Corp.

Youngstown, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of United Community Financial Corp. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2017 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Crowe Horwath LLP
Crowe Horwath LLP We have served as the Company’s auditor since 2001.
Cleveland, Ohio
March 14, 2018

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of United Community’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that United Community maintained effective internal control over financial reporting as of December 31, 2017.

United Community’s independent registered public accounting firm has issued its report on the effectiveness of United Community’s internal control over financial reporting as of December 31, 2017, as stated in their report dated March 14, 2018.

/s/ Gary M. Small	/s/ Timothy W. Esson
Gary M. Small, Chief Executive Officer	Timothy W. Esson, Chief Financial Officer
March 14, 2018	March 14, 2018

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, United Community’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of United Community’s disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act. Based on this evaluation, United Community’s Chief Executive Officer and Chief Financial Officer concluded that United Community’s disclosure controls and procedures as of December 31, 2017 were effective.

Management’s Report on Internal Control over Financial Reporting

The Management’s Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, both of which are contained in Item 8 of this Annual Report on Form 10-K, are incorporated herein by reference.

Changes in Internal Control over Financial Reporting

There were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to United Community’s directors, nominees for directorship, executive officers and board committees is provided in, and incorporated by reference from, the proxy statement for the 2018 Annual Meeting of Shareholders of United Community (Proxy Statement) to be filed with the SEC on or about March 16, 2018, under the heading “EXECUTIVE OFFICERS” and under the captions “Nominees for Director,” “Continuing Directors” and “Board Committees” following the heading “PROPOSAL 1 – ELECTION OF DIRECTORS.” Information regarding compliance with Section 16(a) of the Securities Act of 1934 is provided in the Proxy Statement under the heading “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated herein by reference. United Community has adopted a code of ethics applicable to all directors, officers and employees of United Community, a copy of which is available under the tab “Corporate Information – Corporate Governance” on our investor relations web page at http://ir.ucfconline.com/govdocs. There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.

Item 11.	Executive Compensation

Information relating to director compensation is set forth in the Proxy Statement under the caption “Compensation of Non-Employee Directors,” following the heading “PROPOSAL 1—ELECTION OF DIRECTORS,” and information relating to executive compensation is set forth in the Proxy Statement under the headings “COMPENSATION DISCUSSION AND ANALYSIS” and “COMPENSATION OF EXECUTIVE OFFICERS.” Information relating to compensation committee interlocks is set forth in the Proxy Statement under the “Compensation Committee” subsection following the caption “Board Committees” under the heading “PROPOSAL 1 – ELECTION OF DIRECTORS,” and information relating to the compensation committee report is set forth in the Proxy Statement under the heading “COMPENSATION COMMITTEE REPORT." Such information from the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information contained in the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

United Community maintains the United Community Financial Corp. 1999 Long-Term Incentive Plan (1999 Plan), under which it issued equity securities to its directors, officers and employees in exchange for goods or services. The 1999 Plan was approved by United Community’s shareholders at the 1999 Special Meeting of Shareholders.

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (2007 Plan). The purpose of the 2007 Plan is the same as that of the 1999 Plan. The 2007 Plan provided for the issuance of up to 2,000,000 shares and is to be used for awards of restricted stock shares, stock options, performance awards, stock appreciation rights (SARs) or other forms of stock-based incentive awards.

On April 30, 2015, shareholders approved the United Community Financial Corp. 2015 Long Term Incentive Compensation Plan (the 2015 Plan). The purpose of the 2015 Plan is to provide a means through which United Community may attract and retain employees and non-employee directors, to provide incentives that align their interests with those of United Community’s shareholders and to promote the success of United Community’s business.  The 2015 Plan provides for the issuance of up to 1,200,000 shares that are to be used for awards of stock options, stock awards, stock units, stock appreciation rights, annual bonus awards and long-term incentive awards.

Further description of the 1999 Plan, 2007 Plan and 2015 Plan is included in Note 17 to the consolidated financial statements and incorporated herein by reference.

The following table shows, as of December 31, 2017, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, the number of common shares issued under restricted stock grants, the weighted average share price of those grants and the number of common shares remaining for future issuance under the 2007 Plan, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted stock awards	Weighted- average grant price of restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	260,533	$2.55	277,035	$6.73	684,868

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information contained in the Proxy Statement under the captions “Director Independence,” “Board Committee” and “Related Person Transactions” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information relating to audit fees and pre-approval of services provided by United Community’s principal accountant in the Proxy Statement under the captions “Audit Fees” and “Audit and Non-Audit Pre-Approval Policy” following the heading “PROPOSAL 3 – RATIFICATION OF THE SELECTION OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
a)	Exhibits
(1)	The financial statements filed as part of this Annual Report on Form 10-K are listed below:
1.	Consolidated Statements of Financial Condition as of December 31, 2016 and 2017.
2.	Consolidated Statements of Operations and Comprehensive Income (Loss) for 2015, 2016, and 2017.
3.	Consolidated Statements of Shareholders’ Equity as of December 31, 2014, 2015, 2016, and 2017.
4.	Consolidated Statements of Cash Flows for 2015, 2016, and 2017.
5.	Notes to Consolidated Financial Statements.
6.	Report of Independent Registered Public Accounting Firm, dated March 14, 2018.
7.	Management’s Report on Internal Control over Financial Reporting.
(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibit Number	Description

2.1

Agreement and Plan of Merger by and among United Community Financial Corp., The Home Savings and Loan Company of Youngstown, Ohio, Ohio Legacy Corp. and Premier Bank & Trust, dated as of September 8, 2016 (incorporated by reference to the Form 10-Q filed by United Community on November 8, 2016 (File No. 000-24399), Exhibit 2.1)*

	3.1	Articles of Incorporation (incorporated by reference to the Registration Statement on Form S-1 filed by United Community on March 13, 1998 (S-1) (Film No. 98565717) with SEC, Exhibit 3.1)

	3.2	Amendment to Articles of Incorporation (incorporated by reference to the Form 8-A12G filed by United Community on June 5, 1998 (Film No. 98642962) with the SEC, Exhibit 2(b))

	3.3	Amended Code of Regulations (incorporated by reference to the 1998 Form 10-K filed by United Community on March 31, 1999 via Edgar, film number 99582343, Exhibit 3.2)

10.1

The Home Savings and Loan Company of Youngstown, Ohio Employee Stock Ownership Plan (incorporated by reference to the 2001 Form 10-K filed by United Community on March 29, 2002 via Edgar, film number 02593161, Exhibit 10.1)

10.2

Employment Agreement between Home Savings Bank and Gary M. Small, dated March 17, 2014(incorporated by reference to the Form 8-K filed by United Community on March 21, 2014 via Edgar, film number 14709682, Exhibit 10.2)

	10.3	Severance and Change in Control Agreement with Timothy W. Esson (incorporated by reference to the Form 8-K filed by United Community on July 7, 2017 via Edgar, film number 17955395, Exhibit 10.1)

	10.4	Severance and Change in Control Agreement with Matthew T. Garrity (incorporated by reference to the Form 8-K filed by United Community on July 7, 2017 via Edgar, film number 17955395, Exhibit 10.2)

	10.5	Severance and Change in Control Agreement with Jude J. Nohra (incorporated by reference to the Form 8-K filed by United Community on July 7, 2017 via Edgar, film number 17955395, Exhibit 10.3)

	10.6	Severance and Change in Control Agreement with Barbara J. Radis (incorporated by reference to the Form 8-K filed by United Community on July 7, 2017 via Edgar, film number 17955395, Exhibit 10.4)

	10.7	Amended and Restated 2014 Executive Incentive Plan (incorporated by reference to the Form 8-K filed by United Community on September 29, 2014 via Edgar, film number 141127272, Exhibit 10.1)

	10.8	2014 Long-Term Incentive Plan (incorporated by reference to the Form 8-K filed by United Community on January 27, 2014 via Edgar, film number 14549383, Exhibit 10.2)

	10.9	United Community 2015 Long-Term Incentive Plan (incorporated by reference to the Form 8-K filed by United Community on May 5, 2015 via Edgar, film number 15833578, Exhibit 10.1)

10.10	United Community 2016 Annual Incentive Plan Award Agreement (incorporated by reference to the Form 8-K filed by United Community on March 14, 2016 via Edgar, film number 161503302, Exhibit 10.1)

10.11	United Community 2016 Long-Term Incentive Plan Award Agreement (incorporated by reference to the Form 8-K filed by United Community on March 14, 2016 via Edgar, film number 161503302, Exhibit 10.2)

10.12

United Community 2015 Performance Share Units Grant Agreement to the 2015 Long-Term Incentive Plan (incorporated by reference to the Form 8-K filed by United Community on June 2, 2015 via Edgar, film number 15904676, Exhibit 10.1)

10.13

United Community 2015 Annual Incentive Award Grant Agreement to the 2015 Long-Term Incentive Plan (incorporated by reference to the Form 8-K filed by United Community on June 2, 2015 via Edgar, film number 15904676, Exhibit 10.2)

10.14

United Community 2014 Performance Share Units Grant Agreement to the 2017 Long-Term Incentive Plan (incorporated by reference to the Form 8-K filed by United Community on June 2, 2015 via Edgar, film number 15904676, Exhibit 10.3)

10.15

United Community 2014 Annual Incentive Award Grant Agreement to the 2017 Long-Term Incentive Plan (incorporated by reference to the Form 8-K filed by United Community on June 2, 2015 via Edgar, film number 15904676, Exhibit 10.4)

10.16

United Community Financial Corp. Deferred Compensation Plan, Amended and Restated Effective January 1, 2017 (incorporated by reference to the Form 8-K filed by United Community on January 6, 2017 via Edgar, film number 17514915, Exhibit 10.1)

10.17	2017 Annual Incentive Award Agreement (incorporated by reference to the Form 8-K filed by United Community on March 9, 2017 via Edgar, film number 17679398, Exhibit 10.1)

10.18	2017 Long-Term Incentive Award Agreement (incorporated by reference to the Form 8-K filed by United Community on March 9, 2017 via Edgar, film number 17679398, Exhibit 10.2)

11	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 23 to the Consolidated Financial Statements under Item 8 herein)

21	Subsidiaries of Registrant **

23	Crowe Horwath LLP Consent **

31.1	Section 302 Certification by Chief Executive Officer **

31.2	Section 302 Certification by Chief Financial Officer **

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer **

101	The following materials from the Company's Annual Report on Form 10-K for the year ended
December 31, 2017, formatted in XBRL (Extensible Business Reporting Language); (i) the
Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations
and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders'
Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Audited
Consolidated Financial Statements

*

Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby agrees to furnish supplementary copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

**	Filed herewith.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.

/s/ Gary M. Small
Gary M. Small Chief Executive Officer, Principal Executive Officer and Director
(Duly Authorized Representative)
Date: March 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard J. Schiraldi	/s/ Gary M. Small
Richard J. Schiraldi	Gary M. Small
Chairman of the Board and Director	Chief Executive Officer, Principal Executive Officer and Director
Date: March 14, 2018	Date: March 14, 2018

/s/ Timothy W. Esson	/s/ Marty E. Adams
Timothy W. Esson	Marty E. Adams
Chief Financial Officer and Principal Financial Officer	Director
Date: March 14, 2018	Date: March 14, 2018

/s/ Louis M. Altman	/s/ Patrick W. Bevack
Louis M. Altman	Patrick W. Bevack
Director	Director
Date: March 14, 2018	Date: March 14, 2018

/s/ Lee Burdman	/s/ Scott N. Crewson
Lee Burdman	Scott N. Crewson
Director	Director
Date: March 14, 2018	Date: March 14, 2018

/s/ Scott D. Hunter	/s/ Ellen Tressel
Scott D. Hunter	Ellen Tressel
Director	Director
Date: March 14, 2018	Date: March 14, 2018