Form 10-Q
period 2018-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2018-05-04
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,912,774 common shares as of April 30, 2018.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$27,683	$34,365
Federal funds sold	19,058	12,515
Total cash and cash equivalents	46,741	46,880
Securities:
Available for sale, at fair value	257,908	270,561
Held to maturity, (fair value of $78,033 and $82,126, respectively)	80,685	82,911
Loans held for sale, at lower of cost or market	—	211
Loans held for sale, at fair value	79,292	83,541
Loans, net of allowance for loan losses of $21,610 and $21,202	2,061,443	1,999,877
Federal Home Loan Bank stock, at cost	19,324	19,324
Premises and equipment, net	21,795	22,094
Accrued interest receivable	7,615	8,190
Real estate owned and other repossessed assets, net	1,293	1,253
Goodwill	20,221	20,221
Customer list intangible	2,030	2,060
Core deposit intangible	1,851	1,934
Cash surrender value of life insurance	62,922	62,488
Other assets	27,587	28,360
Total assets	$2,690,707	$2,649,905
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$376,904	$354,970
Interest bearing
Customer deposits	1,528,262	1,445,293
Brokered deposits	161,812	156,476
Total interest bearing deposits	1,690,074	1,601,769
Total deposits	2,066,978	1,956,739
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	48,731	48,536
Short-term Federal Home Loan Bank advances	245,000	308,000
Total Federal Home Loan Bank advances	293,731	356,536
Repurchase agreements and other	233	197
Total borrowed funds	293,964	356,733
Advance payments by borrowers for taxes and insurance	18,444	25,038
Accrued interest payable	1,363	1,097
Accrued expenses and other liabilities	13,763	16,033
Total liabilities	2,394,512	2,355,640
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 49,882,491 and 49,800,126 shares, respectively, outstanding	177,297	177,458
Retained earnings	173,419	167,852
Accumulated other comprehensive loss	(22,675)	(18,685)
Treasury stock, at cost, 4,256,419 and 4,338,784 shares, respectively	(31,846)	(32,360)
Total shareholders’ equity	296,195	294,265
Total liabilities and shareholders’ equity	$2,690,707	$2,649,905

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Interest income
Loans	$22,759	$17,558
Loans held for sale	858	661
Securities available for sale, nontaxable	388	418
Securities available for sale, taxable	1,215	1,602
Securities held to maturity, nontaxable	51	62
Securities held to maturity, taxable	422	465
Federal Home Loan Bank stock dividends	280	214
Other interest earning assets	77	80
Total interest income	26,050	21,060
Interest expense
Deposits	3,097	1,621
Federal Home Loan Bank advances	1,420	955
Repurchase agreements and other	—	8
Total interest expense	4,517	2,584
Net interest income	21,533	18,476
Provision for loan losses	407	1,475
Net interest income after provision for loan losses	21,126	17,001
Non-interest income
Insurance agency income	577	473
Brokerage income	272	322
Deposit related fees	1,300	1,290
Mortgage servicing fees	812	735
Mortgage servicing rights valuation	9	(3)
Mortgage servicing rights amortization	(500)	(448)
Other service fees	38	29
Net gains (losses):
Securities available for sale (includes $139 and $29, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	139	29
Mortgage banking income	1,358	1,323
Real estate owned and other repossessed assets, net	(78)	(52)
Debit/credit card fees	949	923
Trust fees	469	282
Other income	474	481
Total non-interest income	5,819	5,384
Non-interest expense
Salaries and employee benefits	9,998	8,975
Occupancy	1,100	964
Equipment and data processing	2,154	2,079
Financial institutions tax	496	490
Advertising	235	124
Amortization of intangible assets	113	83
FDIC insurance premiums	290	188
Other insurance premiums	109	112
Legal and consulting fees	299	229
Other professional fees	391	520
Supervisory fees	42	—
Real estate owned and other repossessed asset expenses	36	62
Acquisition costs	—	4,962
Other expenses	1,337	1,502
Total non-interest expenses	16,600	20,290
Income before income taxes	10,345	2,095
Income tax expense (includes $29 and $10 income tax expense from reclassification items)	1,789	557
Net income	$8,556	$1,538

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Net income	$8,556	$1,538
Other comprehensive (loss) income
Unrealized (loss) gain on securities, available for sale, net of reclassifications and tax of $1,068 and $520, respectively	(4,020)	965
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $8 and $18, respectively	30	33
Total other comprehensive (loss) income	(3,990)	998
Comprehensive income	$4,566	$2,536
Earnings per share
Basic	$0.17	$0.03
Diluted	0.17	0.03

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2018	49,800,126	$177,458	$167,852	$(18,685)	$(32,360)	$294,265
Net income			8,556			8,556
Other comprehensive loss				(3,990)		(3,990)
Stock option exercises	68,801	(284)			513	229
Stock option expense		13				13
Restricted stock grants	27,702	(207)			207	—
Restricted stock forfeitures	(807)					—
Restricted stock expense		248			(6)	242
Vesting of Long-term Incentive Plan	36,871	69			275	344
Cash dividend payments ($0.06 per share)			(2,989)			(2,989)
Treasury stock purchases	(50,202)				(475)	(475)
Balance March 31, 2018	49,882,491	$177,297	$173,419	$(22,675)	$(31,846)	$296,195

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2017	46,581,370	$174,360	$152,675	$(21,040)	$(56,189)	$249,806
Net income			1,538			1,538
Other comprehensive income				998		998
Stock option exercises	500		(3)		4	1
Stock option expense		1				1
Restricted stock grants	61,436	(457)			457	—
Restricted stock expense		271				271
Vesting of Long-term Incentive Plan	68,783	87			510	597
Purchase of Ohio Legacy Corp.	3,033,604	3,261			22,555	25,816
Cash dividend payments ($0.03 per share)			(1,489)			(1,489)
Treasury stock purchases	(50,206)				(437)	(437)
Balance March 31, 2017	49,695,487	$177,523	$152,721	$(20,042)	$(33,100)	$277,102

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2018	2017
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$8,556	$1,538
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	407	1,475
Mortgage banking income	(3,840)	(572)
Changes in fair value on loans held for sale	2,482	(751)
Net losses on real estate owned and other repossessed assets sold	78	52
Net gain on available for sale securities sold	(139)	(29)
Amortization of premiums and accretion of discounts	1,251	1,179
Depreciation and amortization	681	644
Net change in interest receivable	575	548
Net change in interest payable	266	88
Net change in prepaid and other assets	1	2,953
Net change in other liabilities	(1,926)	(1,176)
Stock based compensation	255	272
Net principal disbursed on loans originated for sale	(68,826)	(50,198)
Proceeds from sale of loans held for sale	73,983	38,225
Net change in deferred tax assets	2,004	1,457
Cash surrender value of life insurance	(434)	(377)
Net cash from operating activities	15,374	(4,672)
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	2,587	13,359
Proceeds from the principal repayments and maturities of securities held to maturity	2,133	2,877
Proceeds from the sale of securities available for sale	4,661	5,029
Proceeds from the sale of real estate owned and other repossessed assets	172	677
Proceeds from the sale of loans held for investment	—	2,250
Purchases of premises and equipment	(374)	(652)
Principal disbursed on loans, net of repayments	(53,773)	(60,444)
Loans purchased	(8,465)	(15,189)
Net cash received in acquisition	—	25,780
Net cash from investing activities	(53,059)	(26,313)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	58,111	68,144
Net increase in certificates of deposit	52,228	55,856
Net decrease in advance payments by borrowers for taxes and insurance	(6,594)	(7,261)
Net change in short-term FHLB advances	(63,000)	(75,500)
Net change in repurchase agreements and other borrowed funds	36	(4,444)
Proceeds from the exercise of stock options	229	1
Dividends paid	(2,989)	(1,489)
Purchase of treasury stock	(475)	(437)
Net cash from financing activities	37,546	34,870
Change in cash and cash equivalents	(139)	3,885
Cash and cash equivalents, beginning of period	46,880	45,887
Cash and cash equivalents, end of period	$46,741	$49,772

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

United Community Financial Corp. (United Community or the Company) was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of Home Savings and Loan Company of Youngstown, Ohio (Home Savings and Loan) issued upon the conversion of Home Savings and Loan from a mutual savings association to a permanent capital stock savings association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings and Loan.  Immediately following United Community’s acquisition of Ohio Legacy Corp. (OLCB) on January 31, 2018, Home Savings and Loan was merged into Premier Bank & Trust, OLCB’s wholly-owned, state-chartered bank subsidiary (PB&T), and the surviving bank changed its name to Home Savings Bank.  In connection with OLCB acquisition, United Community became a financial holding company, and Home Savings Bank, its wholly-owned bank subsidiary following the merger (Home Savings or the Bank), is now an Ohio bank.

Home Savings conducts its business from its main office located in Youngstown, Ohio, 35 retail banking offices, 13 loan production centers and three wealth management offices located throughout Ohio, western Pennsylvania, West Virginia, southeast Michigan, Indiana and Kentucky.

On January 29, 2016, United Community acquired James & Sons Insurance.  James & Sons Insurance was merged into HSB Insurance, LLC, a wholly-owned subsidiary of United Community.  HSB Insurance, LLC d/b/a James & Sons Insurance is an insurance agency that offers a wide variety of insurance products for business and residential customers, which include auto, homeowners, life-health, commercial, surety bonds and aviation. On February 28, 2017, James & Sons Insurance acquired Eich Brothers Insurance. Eich Brothers Insurance is an insurance agency that offers insurance products for business and residential customers, which include auto, commercial, homeowners and life-health.  On July 1, 2017, James & Sons Insurance acquired Stevens Insurance Agency, which offers insurance products for business and residential customers, including auto, commercial, homeowners and life-health.

HSB Capital, LLC, a wholly-owned subsidiary of United Community, was formed by United Community during 2016 for the purpose of providing mezzanine funding for customers.  Mezzanine loans are offered to customers in United Community’s market area and are expected to be repaid from the cash flow from the operations of the business.

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

The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2017.

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

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, ASC 606), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revised when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned.  The majority of the Company’s revenues come from interest income and other sources, including loans and securities, which are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include insurance agency income, brokerage income, deposit related fees, debit/credit card income, trust income and the sale of other real estate owned.  Refer to Note 4, Revenue Recognition for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606 while prior period amounts continue to be reported in accordance with legacy GAAP.  The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The new guidance was effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  The adoption of this guidance did not have a material effect on the consolidated financial statements and revised disclosures related to the fair value of loans.

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842) (ASU 2012-02). ASU  2012-02 will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and expects to recognize an increase in other assets and other liabilities for the rights and obligations created by leasing of branch offices.  Management also expects minimal impact in the income statement with respect to occupancy expense related to leases.

In June 2016, FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13).   ASU 2016-13 adds a new Topic 326 to the Codification and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years, and for interim periods with those fiscal years, beginning after December 15, 2019.  Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.  Management is aggregating the necessary data requirements and addressing any data-archiving improvements necessary for the implementation of this ASU.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15’s amendments add or clarify guidance on eight cash flow issues:

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

For public business entities, the guidance in ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for all entities. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Instead, under the new guidance, an entity is to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit's fair value. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In March 2017, the FASB issued ASU 2017-08, Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities (ASU 2017-08). ASU 2017-08 amends the amortization period for certain purchased callable debt securities held at a premium. It shortens the amortization period for the premium to the earliest call date. Under current U.S. GAAP, premiums on callable debt securities generally are amortized to the maturity date. The new guidance is effective for annual reporting periods, and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted for interim or annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.  The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation , to the modification of the terms and conditions of a share-based payment award.

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

The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The amendments should be applied prospectively to an award modified on or after the adoption date.  The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480); Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (ASU 2017-11).  ASU 2017-11 simplifies the accounting for certain financial instruments with down round features, a provision in an equity-linked financial instrument (or embedded feature) that provides a downward adjustment of the current exercise price based on the price of future equity offerings.

ASU 2017-11 will require companies to disregard the down round feature when assessing whether the instrument is indexed to its own stock, for purposes of determining liability or equity classification. Companies that provide earnings per share (EPS) data will adjust their basic EPS calculation for the effect of the feature when triggered (i.e., when the exercise price of the related equity-linked financial instrument is adjusted downward because of the down round feature) and will also recognize the effect of the trigger within equity.

The provisions of ASU 2017-11 related to down rounds are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12).  These amendments revise and expand hedge accounting for both financial (e.g., interest rate) and commodity risks.  Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes.  It also makes certain targeted improvements to simplify the application of hedge accounting guidance.  ASU 2017-12 is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020.  Early adoption, including adoption in an interim period, is permitted. If an entity early adopts in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period (i.e., the initial application date).  The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842): Amendments to SEC Paragraphs Pursuant to the Staff Announcement at the July 20, 2017 EITF Meeting and Rescission of Prior SEC Staff Announcements and Observer Comments (ASU 2017-13).  The amendments in ASU 2017-13 amend the early adoption date option for certain companies related to the adoption of ASU 2014-09 and ASU 2016-02. Both of the following entities may still adopt using the public company adoption guidance in the related ASUs, as amended:  (i) The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 606 for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019 and (2) The SEC staff stated the SEC would not object to a public business entity that otherwise would not meet the definition of a public business entity except for a requirement to include or the inclusion of its financial statements or financial information in another entity’s filing with the SEC adopting ASC Topic 842 for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020.

In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842 (ASU 2018-01).  The amendments in ASU 2018-01:

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

ASU 2018-01 is effective with ASU 2016-02 for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and expects to recognize an increase in other assets and other liabilities for the rights and obligations created by leasing of branch offices.  Management also expects minimal impact in the income statement with respect to occupancy expense related to leases.

3.	STOCK COMPENSATION

Stock Options:

On April 30, 2015, shareholders approved the United Community Financial Corp. 2015 Long-Term Incentive Compensation Plan (the 2015 Plan). The purpose of the 2015 Plan is to provide a means through which United Community may attract and retain employees and non-employee directors, to provide incentives that align their interest with those of United Community’s shareholders and promote the success of United Community’s business.  All employees and non-employee directors are eligible to participate in the 2015 Plan.  The 2015 Plan provides for the issuance of up to 1,200,000 shares that are to be used for awards of stock options, stock awards, stock units, stock appreciation rights (SARs), annual bonus awards and long-term incentive awards.

On April 26, 2007, shareholders approved the United Community Financial Corp. 2007 Long-Term Incentive Plan (as amended, the 2007 Plan). The purpose of the 2007 Plan was to promote and advance the interests of United Community and its shareholders by enabling United Community to attract, retain and reward directors, directors emeritus, managerial and other key employees of United Community, including Home Savings, by facilitating their purchase of an ownership interest in United Community. The 2007 Plan was terminated on April 30, 2015 upon the adoption of the 2015 Plan, although the 2007 Plan survives with respect to awards issued under the 2007 Plan that remain outstanding and exercisable.  The 2007 Plan provided for the issuance of up to 2,000,000 shares that were to be used for awards of restricted stock, stock options, performance awards, SARs, or other forms of stock-based incentive awards.  Because the 2007 Plan terminated, no additional awards may be made under it.

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

There were 50,000 stock options granted under the 2015 Plan in the three months ended March 31, 2018  and none granted in the three months ended March 31, 2017. Pursant to the terms of the 2015 Plan, any options granted must be exercised within 10 years from the date of grant.  Expenses related to prior stock option grants are included with salaries and employee benefits. The Company recognized $13,000 and $1,000 in stock option expense for the three months ended March 31, 2018 and 2017, respectively.  The Company expects to recognize an additional $58,000 in stock option expense for the remainder of 2018.

A summary of option activity for the first quarter of 2018 in the 2015 Plan, the 2007 Plan and the 1999 Plan is as follows:

	For the three months ended
	March 31, 2018
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	260,533	$2.55
Granted	50,000	9.66
Exercised	(68,801)	3.33
Forfeited and expired	—	—
Outstanding at end of period	241,732	3.91	$1,464
Shares subject to options exercisable at end of period	191,732	2.28	$1,454

Information related to stock options for the three months ended March 31, 2018 and 2017 follows:

	March 31, 2018	March 31, 2017
Intrinsic value of options exercised	$439,000	$4,000
Cash received from option exercises	229,000	1,000
Tax benefit realized from option exercises	65,000	—
Weighted average fair value of options granted, per share	$1.54	$—

Information related to stock options granted during the three months ended March 31, 2018 were as follows:

Three Months Ended
March 31, 2018
Risk-free interest rate	2.69%
Expected term (years)	5
Expected stock volatility	19.86%
Dividend yield	2.48%

As of March 31, 2018, there were 50,000 nonvested stock options outstanding.

Outstanding stock options at March 31, 2018 have a weighted average remaining life of 4.17 years and may be exercised in the range of $1.20 to $9.66 per share.

Restricted Stock Awards:

The 2007 Plan permitted and the 2015 Plan permits the issuance of restricted stock awards to eligible employees and nonemployee directors. Nonvested shares at March 31, 2018 aggregated 201,074, of which 32,449 are expected to vest during the remainder of 2018, 118,879 in 2019, 40,315 in 2020 and 9,431 in 2021. Expense related to restricted stock awards is charged to salaries and employee benefits and is recognized over the vesting period of the awards based on the fair value of the shares at the grant date. The Company recognized approximately $242,000 in restricted stock award expense for the three months ended March 31, 2018. The Company recognized approximately $271,000 in restricted stock award expense for the three months ended March 31, 2017.  The Company expects to recognize additional expenses related to restricted stock awards of approximately $537,000 in 2018, $358,000 in 2019, $152,000 in 2020 and $91,000 in 2021.  The total average per share fair value of shares vested during the three months ended March 31, 2018 was $9.44.

A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2018 is as follows:

	For the three months ended
	March 31, 2018
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	277,035	$6.73
Granted	27,702	$9.45
Vested	(102,856)	$6.10
Forfeited	(807)	$7.48
Nonvested shares at end of period	201,074	$7.42

Annual Incentive Plan

The Annual Incentive Plan (AIP) provides incentive compensation awards to certain officers of the Company. Annual incentive awards are generally based upon the actual performance of the Company and individual participant performance for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve-month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the AIP are calculated, they are paid in cash and/or restricted stock. The restricted stock vests equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $95,000 in expense for the restricted stock portion of the AIP for the three months ended March 31, 2018 and $445,000 for the cash portion of the AIP for the three months ended March 31, 2018.  The Company incurred $76,000 in expense for the restricted stock portion of the AIP for the three months ended March 31, 2017 and $496,000 for the cash portion of the AIP for the three months ended March 31, 2017, respectively.

Long-term Incentive Plan

The Long-term Incentive Plan (LTIP) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (PSUs).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $169,000 for the LTIP for the three months ended March 31, 2018.  The Company incurred $152,000 in expense for the LTIP for the three months ended March 31, 2017.

4.	REVENUE RECOGNITION

The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this result, the following five steps are applied:

Step 1: Identify the contract(s) with the customer

Step 2: Identify the performance obligation(s) in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The new revenue guidance applies to all contracts with customers to provide goods or services in the ordinary course of business, except for loans and securities, which are specifically excluded from the scope.

Because loans and securities are outside the scope of the revenue standard, the Company will not use the new standard to account for gains and losses on its investments in securities, loans and derivatives.  The Company also will not use the standard to account for interest and dividend income on financial instruments owned or those included in the Company’s lending activities.

Home Savings’ servicing of loans sold to investors requires Home Savings to provide specific administrative functions for the owner(s) of these assets.  These administrative functions include collecting cash flows from borrowers and remitting them to beneficial interest holders, monitoring delinquencies and executing foreclosures.  Servicing rights that relate to transferred financial assets meet the conditions for sale accounting under ASC 860.  ASC 860 requires the recognition of a servicing asset or liability when the benefits of servicing obtained from the contract are respectively greater than or less than adequate compensation (as defined in ASC 860) for performing the servicing.  While ASC 860 provides initial recognition and subsequent measurement guidance for recognized servicing assets and liabilities, it does not include any explicit guidance for recognizing contractually specified servicing fees when servicing income is equal to adequate compensation.   Therefore, income from servicing financial assets in the scope of ASC 860 is not in the scope of ASC 606, regardless of whether a servicing asset or liability exists. This is because ASC 606 contains an exception to its scope for contracts that fall under ASC 860.

Deposit-related fees and charges are in the scope of ASC 606, even though ASC 405 is listed as an exception to the scope of the standard. That is because ASC 405, which the Company applies to determine the appropriate liability accounting for customer deposits, does not provide a model for recognizing fees related to customer deposits (e.g., automated teller machine fees, nonsufficient funds fees, account maintenance or dormancy fees).  When reviewing standard customer agreements, fees are charged as the service is rendered and therefore there are no changes to recognizing income for deposit-related fees.

The Company records real estate owned and other repossessed assets (OREO) at fair value less costs to sell upon foreclosure. The objective is to sell OREO within a short period of time because of regulatory and capital requirements. After foreclosure, these assets are carried at the lower of their carrying amount or their fair value less selling costs, so significant gains and losses are uncommon upon sale. OREO is often sold in a transaction that, under the standard, may not be considered a contract with a customer because the sale of the asset is not an output of the entity’s ordinary activities. However, sales of  nonfinancial assets, including in substance nonfinancial assets, should be accounted for using new guidance in ASC 610-20, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets, which requires entities to apply certain measurement and recognition concepts of ASC 606. Accordingly, the Company recognizes the sale of a real estate property, along with any associated gain or loss, when control of the property transfers to the buyer. For sales of existing real estate properties, this generally will occur at a point in time.

Insurance agency income is within the scope of ASC 606.  The majority (75%) of the Company’s insurance agency income is derived from direct-bill customers.  With this arrangement, the customer is billed directly from the insurance carrier.  As a result, the insurance carrier pays a commission to the Company upon completion of the required documentation (policy application or renewal) and recognizes income at that time.  Due to the nature and timing of receipt of these commissions, there will be no change in the manner in which income is recognized.  Agency-billed customers account for approximately 25% of the overall insurance agency income.  Premiums are collected from customers and remitted to the insurance carrier, net of commission, within a short period of time.  At the time the premiums are remitted to the insurance carrier, all work is completed and revenue recognized at that time.  Due to the nature and timing of when the premiums are recognized, there will be no change to the timing of the recognition of insurance agency income.

Debit card fee income is earned as a result of standard interchange fees contractually obligated by VISA to be paid.  Fees are paid when they are essentially earned, which include fees charged to a reseller for the presentment of credit/debit cards in a point-of-sale (POS) transaction (interchange).  The service is considered complete upon payment in a POS transaction, when the interchange fee is earned and paid.  Credit card fees are paid when earned as a result of an agreement between the Bank and a third-party provider.  As a result, there is no change to the timing of recognition of this income.

Trust fee income is calculated based on assets under management.  Fees are recognized at the end of the month to which the service has been provided for customers billed monthly.  This amounts of approximately 85% of trust fee income recognized, which is collected within a short period of time after the fee is assessed to the customer.  Quarterly and annual fees are accrued and collected based on the contractual agreements with customers.  Fees are assessed to these customers and paid at the end of each quarter.  Due to the nature and timing of when monthly fees are assessed, there will be no change to the way those fees are currently recognized.  Quarterly and annual fees will continue to be recognized over the period when the fees are earned, regardless of when they are assessed to the customer.

Brokerage revenue is recognized each month as sales occur.  Brokerage revenue is paid from sales to customers by a third-party.  In a manner similar to that of insurance agency revenue, income is paid directly to the Bank by the third-party once the sale to the customer is complete.  Due to the nature and timing of when the income is earned, there will be no change to timing of when this income is recognized.

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	March 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$124,812	$—	$(3,301)	$121,511
States of the U.S. and political subdivisions	54,146	192	(631)	53,707
Mortgage-backed GSE securities: residential	85,182	43	(2,535)	82,690
Total	$264,140	$235	$(6,467)	$257,908

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$124,982	$19	$(1,184)	$123,817
States of the U.S. and political subdivisions	58,806	955	(138)	59,623
Mortgage-backed GSE securities: residential	87,917	42	(838)	87,121
Total	$271,705	$1,016	$(2,160)	$270,561

Components of held to maturity securities portfolio are as follows:

	March 31, 2018
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$71,462	$—	$(2,505)	$68,957
States of the U.S. and political subdivisions	9,223	6	(153)	9,076
Total	$80,685	$6	$(2,658)	$78,033

	December 31, 2017
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$73,682	$—	$(890)	$72,792
States of the U.S. and political subdivisions	9,229	112	(7)	9,334
Total	$82,911	$112	$(897)	$82,126

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	March 31, 2018
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	50,095	48,859
Due after five years through ten years	75,273	73,213
Due after ten years	53,590	53,146
Mortgage-backed GSE securities: residential	85,182	82,690
Total	$264,140	$257,908

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	March 31, 2018
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	—	—
Due after five years through ten years	7,858	7,721
Due after ten years	1,365	1,355
Mortgage-backed GSE securities: residential	71,462	68,957
Total	$80,685	$78,033

Securities pledged for public funds were approximately $141.3 million at March 31, 2018 and approximately $129.8 million at December 31, 2017.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at March 31, 2018 are as follows:

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$100,682	$(2,504)	$20,829	$(797)	$121,511	$(3,301)
States of the U.S. and political subdivisions	15,717	(177)	13,661	(454)	29,378	(631)
Mortgage-backed GSE securities: residential	27,443	(756)	54,553	(1,779)	81,996	(2,535)
Total temporarily impaired securities	$143,842	$(3,437)	$89,043	$(3,030)	$232,885	$(6,467)

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at December 31, 2017 are as follows:

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$99,766	$(734)	$21,222	$(450)	$120,988	$(1,184)
States of the U.S. and political subdivisions	—	—	14,009	(138)	14,009	(138)
Mortgage-backed GSE securities: residential	28,837	(154)	57,588	(684)	86,425	(838)
Total temporarily impaired securities	$128,603	$(888)	$92,819	$(1,272)	$221,422	$(2,160)

All of the U.S. treasury and government sponsored entities and mortgage-backed securities available for sale that were temporarily impaired at March 31, 2018 and December 31, 2017, were impaired due to the level of interest rates at the time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income during the three months ended March 31, 2018 or 2017 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell, and more than likely will not be required to sell, these securities before their anticipated recovery.

All of the obligations of U.S. states and political subdivisions held for sale that were temporarily impaired at March 31, 2018 and December 31, 2017, were impaired due to the level of interest rates at the time of purchase compared to current interest rates.  Unrealized losses on these securities have not been recognized into income for the three months ended March 31, 2018 or 2017 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell, and has no intent to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Securities held to maturity that have been in an unrecognized loss position for less than twelve months or twelve months or more are as follows:

	March 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$—	$—	$68,957	$(3,503)	$68,957	$(3,503)
States of the U.S. and political subdivisions	7,771	(153)	—	—	7,771	(153)
Total temporarily impaired securities	$7,771	$(153)	$68,957	$(3,503)	$76,728	$(3,656)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$—	$—	$72,792	$(1,925)	$72,792	$(1,925)
States of the U.S. and political subdivisions	608	(7)	—	—	608	(7)
Total temporarily impaired securities	$608	$(7)	$72,792	$(1,925)	$73,400	$(1,932)

During the third quarter of 2015, Home Savings transferred securities with a total amortized cost of $105.3 million with a corresponding fair value of $103.8 million from available for sale to held to maturity.  The net unrealizable loss, net of taxes, on these securities at the date of transfer was $999,000.  The fair value at the date of transfer becomes the securities’ new cost basis.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax, and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will directly offset the effect on interest income from the accretion of the reduced amortized cost for the transferred securities.  Because of this transfer, the total losses less than 12 months and greater than 12 months reported in the table above will not agree to the unrealized losses reported in the inventory of held to maturity securities.  The inventory table reports unrealized gains and losses based upon the transferred securities adjusted cost basis and current fair value.  The reporting of losses less than 12 months and greater than 12 months represents that actual period of time that these securities have been in an unrealized loss position and the securities amortized cost basis as if the transfer did not occur.

All of the mortgage-backed securities held to maturity that were temporarily impaired at March 31, 2018 and December 31, 2017, were impaired due to the level of interest rates at the time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income for the three months ended March 31, 2018 or 2017 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

All of the obligations of U.S. states and political subdivisions held to maturity that were temporarily impaired at March 31, 2018, and December 31, 2017, were impaired due to the level of interest rates at the time of purchase compared to current interest rates.   Unrealized losses on these securities have not been recognized into income for the three months ended March 31, 2018 or 2017 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell and has no intent to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Proceeds from the sale of available for sale securities were $4.7 million and $5.0 million, for the three months ended March 31, 2018 and 2017, respectively.  Gross gains of $139,000 and $29,000 were realized on these sales during the three months ended March 31, 2018 and 2017, respectively.  No losses were realized during the three months ended March 31, 2018 and 2017, respectively.  Income tax expense related to net realized gains and losses was $29,000 and $10,000 for the three months ended March 31, 2018 and 2017, respectively.

6.	LOANS

Portfolio loans consist of the following:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Commercial loans
Multifamily	$137,836	$120,480
Nonresidential	384,533	381,611
Land	15,452	15,162
Construction	134,181	116,863
Secured	194,756	177,994
Unsecured	6,376	10,506
Total commercial loans	873,134	822,616
Residential mortgage loans
One-to four-family	882,873	870,939
Construction	42,453	49,092
Total residential mortgage loans	925,326	920,031
Consumer loans
Home equity	191,626	195,852
Auto	74,054	64,364
Marine	1,488	1,526
Recreational vehicle	5,241	5,696
Other	6,701	6,056
Total consumer loans	279,110	273,494
Total loans	2,077,570	2,016,141
Less:
Allowance for loan losses	21,610	21,202
Deferred loan costs, net	(5,483)	(4,938)
Total	16,127	16,264
Loans, net	$2,061,443	$1,999,877

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of March 31, 2018 and December 31, 2017 and activity for the three months ended March 31, 2018 and 2017.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended March 31, 2018
Beginning balance	$12,542	$5,860	$2,800	$21,202
Provision (recovery)	396	(93)	104	407
Charge-offs	—	(85)	(186)	(271)
Recoveries	157	19	96	272
Ending balance	$13,095	$5,701	$2,814	$21,610
As of March 31, 2018
Period-end amount allocated to:
Loans individually evaluated for impairment	$516	$967	$338	1,821
Loans collectively evaluated for impairment	12,524	4,734	2,476	19,734
Loans acquired with deteriorated credit quality	55	—	—	55
Ending balance	$13,095	$5,701	$2,814	$21,610
Period-end balances:
Loans individually evaluated for impairment	3,175	15,589	6,317	25,081
Loans collectively evaluated for impairment	868,775	909,737	272,793	2,051,305
Loans acquired with deteriorated credit quality	1,184	—	—	1,184
Ending balance	$873,134	$925,326	$279,110	$2,077,570

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
For the three months ended March 31, 2017
Beginning balance	$10,824	$5,538	$2,725	$19,087
Provision	522	570	383	1,475
Charge-offs	(1,311)	(230)	(329)	(1,870)
Recoveries	147	34	97	278
Ending balance	$10,182	$5,912	$2,876	$18,970
As of December 31, 2017
Period-end amount allocated to:
Loans individually evaluated for impairment	$516	$1,145	$398	$2,059
Loans collectively evaluated for impairment	11,971	4,715	2,402	19,088
Loans acquired with deteriorated credit quality	55	—	—	55
Ending balance	$12,542	$5,860	$2,800	$21,202
Period-end balances:
Loans individually evaluated for impairment	$3,356	$16,140	$6,754	$26,250
Loans collectively evaluated for impairment	818,066	903,891	266,740	1,988,697
Loans acquired with deteriorated credit quality	1,194	—	—	1,194
Ending balance	$822,616	$920,031	$273,494	$2,016,141

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  As of March 31, 2018, the Company evaluated 23 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

The following table presents loans individually evaluated for impairment by class of loans as of and for three months ended March 31, 2018:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$37	$—	$—	$—	$—	$—
Nonresidential	531	18	—	81	—	—
Land	715	9	—	9	—	—
Construction	2,467	—	—	—	—	—
Secured	1,042	902	—	898	—	—
Unsecured	184	—	—	—	—	—
Total commercial loans	4,976	929	—	988	—	—
Residential mortgage loans
One-to four-family	6,304	5,371	—	5,406	28	18
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,304	5,371	—	5,406	28	18
Consumer loans
Home equity	1,252	977	—	1,018	3	2
Auto	98	62	—	38	—	—
Marine	553	181	—	181	—	—
Recreational vehicle	535	116	—	134	2	2
Other	17	16	—	10	—	—
Total consumer loans	2,455	1,352	—	1,381	5	4
Total	$13,735	$7,652	$—	$7,775	$33	$22
With a specific allowance recorded
Commercial loans
Multifamily	$422	$275	$28	$275	$—	$—
Nonresidential	1,416	1,413	15	1,418	33	25
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	819	558	473	585	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	2,657	2,246	516	2,278	33	25
Residential mortgage loans
One-to four-family	10,403	10,218	967	10,459	150	108
Construction	—	—	—	—	—	—
Total residential mortgage loans	10,403	10,218	967	10,459	150	108
Consumer loans
Home equity	4,558	4,475	319	4,658	69	56
Auto	—	—	—	—	—	—
Marine	97	97	1	99	1	1
Recreational vehicle	406	393	18	400	6	5
Other	—	—	—	—	—	—
Total consumer loans	5,061	4,965	338	5,157	76	62
Total	18,121	17,429	1,821	17,894	259	195
Total impaired loans	$31,856	$25,081	$1,821	$25,669	$292	$217

The following table presents loans individually evaluated for impairment by class of loans as of and for three months ended March 31, 2017:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$476	$419	$—	$210	$9	$9
Nonresidential	738	166	—	828	22	22
Land	3,922	9	—	22	—	—
Construction	3,593	—	—	—	—	—
Secured	242	189	—	190	—	—
Unsecured	607	—	—	—	17	17
Total commercial loans	9,578	783	—	1,250	48	48
Residential mortgage loans
One-to four-family	7,584	5,764	—	6,261	53	46
Construction	—	—	—	—	—	—
Total residential mortgage loans	7,584	5,764	—	6,261	53	46
Consumer loans
Home equity	2,179	1,612	—	1,598	12	11
Auto	24	13	—	8	—	—
Marine	584	195	—	231	1	1
Recreational vehicle	674	220	—	170	3	2
Other	—	—	—	—	—	—
Total consumer loans	3,461	2,040	—	2,007	16	14
Total	$20,623	$8,587	$—	$9,518	$117	$108
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	1,946	1,902	19	3,018	35	33
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	—	—	—	86	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	1,946	1,902	19	3,104	35	33
Residential mortgage loans
One-to four-family	11,252	11,138	1,231	10,933	162	122
Construction	—	—	—	—	—	—
Total residential mortgage loans	11,252	11,138	1,231	10,933	162	122
Consumer loans
Home equity	5,461	5,382	409	5,359	92	76
Auto	—	—	—	—	—	—
Marine	106	106	1	107	2	1
Recreational vehicle	734	724	72	677	10	9
Other	—	—	—	—	—	—
Total consumer loans	6,301	6,212	482	6,143	104	86
Total	19,499	19,252	1,732	20,180	301	241
Total impaired loans	$40,122	$27,839	$1,732	$29,698	$418	$349

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$41	$—	$—
Nonresidential	651	144	—
Land	716	9	—
Construction	2,467	—	—
Secured	1,042	894	—
Unsecured	187	—	—
Total commercial loans	5,104	1,047	—
Residential mortgage loans
One-to four-family	6,432	5,441	—
Construction	—	—	—
Total residential mortgage loans	6,432	5,441	—
Consumer loans
Home equity	1,399	1,059	—
Auto	29	14	—
Marine	553	181	—
Recreational vehicle	578	151	—
Other	3	3	—
Total consumer loans	2,562	1,408	—
Total	$14,098	$7,896	$—
With a specific allowance recorded
Commercial loans
Multifamily	$422	$275	$28
Nonresidential	1,455	1,423	16
Land	—	—	—
Construction	—	—	—
Secured	893	611	472
Unsecured	—	—	—
Total commercial loans	2,770	2,309	516
Residential mortgage loans
One-to four-family	10,874	10,699	1,145
Construction	—	—	—
Total residential mortgage loans	10,874	10,699	1,145
Consumer loans
Home equity	4,921	4,840	377
Auto	—	—	—
Marine	100	100	1
Recreational vehicle	418	406	20
Other	—	—	—
Total consumer loans	5,439	5,346	398
Total	19,083	18,354	2,059
Total impaired loans	$33,181	$26,250	$2,059

Home Savings reclassifies a collateralized mortgage loan and a consumer loan secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at March 31, 2018 and December 31, 2017, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	March 31, 2018		December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$4,267	$4,032	$2,588	$2,428
Consumer loans in process of foreclosure	789	697	613	608

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of March 31, 2018:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of March 31, 2018

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$275	$—
Nonresidential	1,206	—
Land	9	—
Construction	—	—
Secured	1,459	—
Unsecured	—	—
Total commercial loans	2,949	—
Residential mortgage loans
One-to four-family	7,045	—
Construction	—	—
Total residential mortgage loans	7,045	—
Consumer Loans
Home equity	1,686	—
Auto	113	—
Marine	181	—
Recreational vehicle	185	—
Other	15	—
Total consumer loans	2,180	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$12,174	$—

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of December 31, 2017:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2017

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$275	$—
Nonresidential	1,218	—
Land	9	—
Construction	—	—
Secured	1,505	—
Unsecured	—	—
Total commercial loans	3,007	—
Residential mortgage loans
One-to four-family	6,076	—
Construction	—	—
Total residential mortgage loans	6,076	—
Consumer Loans
Home equity	2,074	—
Auto	155	—
Marine	181	—
Recreational vehicle	208	—
Other	2	—
Total consumer loans	2,620	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$11,703	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of March 31, 2018:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$197	$—	$275	$472	$137,364	$137,836
Nonresidential	113	118	1,189	1,420	383,113	384,533
Land	—	—	9	9	15,443	15,452
Construction	—	—	—	—	134,181	134,181
Secured	1,453	112	110	1,675	193,081	194,756
Unsecured	—	—	—	—	6,376	6,376
Total commercial loans	1,763	230	1,583	3,576	869,558	873,134
Residential mortgage loans
One-to four-family	3,599	1,710	4,906	10,215	872,658	882,873
Construction	—	—	—	—	42,453	42,453
Total residential mortgage loans	3,599	1,710	4,906	10,215	915,111	925,326
Consumer Loans:
Home equity	619	220	1,419	2,258	189,368	191,626
Automobile	61	97	84	242	73,812	74,054
Marine	—	—	181	181	1,307	1,488
Recreational vehicle	44	—	138	182	5,059	5,241
Other	1	1	15	17	6,684	6,701
Total consumer loans	725	318	1,837	2,880	276,230	279,110
Total loans	$6,087	$2,258	$8,326	$16,671	$2,060,899	$2,077,570

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2017:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$275	$275	$120,205	$120,480
Nonresidential	20	—	1,199	1,219	380,392	381,611
Land	—	—	9	9	15,153	15,162
Construction	—	—	—	—	116,863	116,863
Secured	114	4	110	228	177,766	177,994
Unsecured	—	—	—	—	10,506	10,506
Total commercial loans	134	4	1,593	1,731	820,885	822,616
Residential mortgage loans
One-to four-family	4,704	1,523	4,804	11,031	859,908	870,939
Construction	—	—	—	—	49,092	49,092
Total residential mortgage loans	4,704	1,523	4,804	11,031	909,000	920,031
Consumer Loans:
Home equity	1,184	120	1,793	3,097	192,755	195,852
Automobile	187	100	82	369	63,995	64,364
Marine	—	—	181	181	1,345	1,526
Recreational vehicle	47	—	165	212	5,484	5,696
Other	31	3	2	36	6,020	6,056
Total consumer loans	1,449	223	2,223	3,895	269,599	273,494
Total loans	$6,287	$1,750	$8,620	$16,657	$1,999,484	$2,016,141

As of March 31, 2018 and December 31, 2017, the Company has a recorded investment in troubled debt restructurings of $18.8 million and $19.8 million, respectively.  The Company allocated $1.3 million of specific allowance for those loans at March 31, 2018 and $1.6 million at December 31, 2017.  The Company has committed to lend, to existing troubled debt restructuring relationships, additional amounts totaling up to $38,000 and $37,000 at March 31, 2018 and December 31, 2017, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	1	124	124
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1	124	124
Residential mortgage loans
One-to four-family	—	—	—
Construction	—	—	—
Total residential mortgage loans	—	—	—
Consumer loans
Home equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	—	—	—
Total restructured loans	1	$124	$124

The troubled debt restructurings described above had no effect on the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2018.

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

The troubled debt restructurings described above increased the allowance for loan losses by $6,000, and resulted in no charge-offs during the three months ended March 31, 2017.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the period ended March 31, 2018.

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	1	148
Construction	—	—
Total residential mortgage loans	1	148
Consumer loans
Home equity	—	—
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	—	—
Total restructured loans	1	$148

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three months ended March 31, 2018, and had no effect on the provision for loan losses.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended March 31, 2017:

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	1	165
Construction	—	—
Total residential mortgage loans	1	165
Consumer loans
Home equity	—	—
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	—	—
Total restructured loans	1	$165

The troubled debt restructurings that subsequently defaulted described above resulted in no of charge-offs during the three months ended March 31, 2017, and had no effect on the provision for loan losses.

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

As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2018

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$134,879	$2,529	$428	$—	$—	$428	$137,836
Nonresidential	368,524	8,220	7,789	—	—	7,789	384,533
Land	15,443	—	9	—	—	9	15,452
Construction	133,778	403	—	—	—	—	134,181
Secured	166,059	4,907	23,790	—	—	23,790	194,756
Unsecured	6,283	—	93	—	—	93	6,376
Total commercial loans	824,966	16,059	32,109	—	—	32,109	873,134
Residential mortgage loans
One-to four-family	873,269	1,390	8,214	—	—	8,214	882,873
Construction	42,453	—	—	—	—	—	42,453
Total residential mortgage loans	915,722	1,390	8,214	—	—	8,214	925,326
Consumer Loans
Home equity	189,940	—	1,686	—	—	1,686	191,626
Auto	73,942	—	112	—	—	112	74,054
Marine	1,307	—	181	—	—	181	1,488
Recreational vehicle	5,056	—	185	—	—	185	5,241
Other	6,685	—	16	—	—	16	6,701
Total consumer loans	276,930	—	2,180	—	—	2,180	279,110
Total loans	$2,017,618	$17,449	$42,503	$—	$—	$42,503	$2,077,570

December 31, 2017

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$118,716	$1,334	$430	$—	$—	$430	$120,480
Nonresidential	367,553	6,394	7,664	—	—	7,664	381,611
Land	15,153	—	9	—	—	9	15,162
Construction	116,460	403	—	—	—	—	116,863
Secured	149,912	6,092	21,990	—	—	21,990	177,994
Unsecured	10,412	—	94	—	—	94	10,506
Total commercial loans	778,206	14,223	30,187	—	—	30,187	822,616
Residential mortgage loans
One-to four-family	861,971	1,585	7,383	—	—	7,383	870,939
Construction	49,092	—	—	—	—	—	49,092
Total residential mortgage loans	911,063	1,585	7,383	—	—	7,383	920,031
Consumer Loans
Home equity	193,733	—	2,119	—	—	2,119	195,852
Auto	64,209	—	155	—	—	155	64,364
Marine	1,345	—	181	—	—	181	1,526
Recreational vehicle	5,488	—	208	—	—	208	5,696
Other	6,051	—	5	—	—	5	6,056
Total consumer loans	270,826	—	2,668	—	—	2,668	273,494
Total loans	$1,960,095	$15,808	$40,238	$—	$—	$40,238	$2,016,141

Purchased Credit Impaired Loans:

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Commercial loans	$1,184	$1,194
Residential mortgage loans	—	—
Consumer loans	—	—
Outstanding balance	$1,184	$1,194
Carrying amount, net of allowance of $55,000 and $55,000	1,129	1,139

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollars in thousands)
Beginning of period	$110	$—
New loans purchased	—	158
Accretion of income	—	—
Reclassifications from nonaccretable difference	—	—
Principal payments received	—	—
Disposals	—	30
Balance at end of period	$110	$128

For the purchased credit impaired loans disclosed above, there was no change in the allowance for loan losses for the three months ended March 31, 2018 and 2017.

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.  The carrying amounts of such loans are as follows:

	March 31, 2018	March 31, 2017
	(Dollars in thousands)
Loans at beginning of period	$1,194	$—
Loans purchased during the period	—	1,797
Loans at end of period	1,184	1,438

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.3 billion as of March 31, 2018 and $1.3 billion as of December 31, 2017. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

The principal balances of mortgage loans serviced for others are as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$1,008,403	$1,003,441
FNMA	262,645	242,444
Private investor	22,637	23,404

During the second quarter of 2017, the Company sold $27.9 million of adjustable rate one-to four-family mortgages to a private investor in a bulk mortgage loan sale.  The Company recognized 45 basis points of mortgage service release premium as part of the gain recognized on this sale.   Customer escrow balances with loans serviced for FHLMC, FNMA and the private investor totaled $10.4 million and $15.3 million at March 31, 2018 and December 31, 2017, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$6,681	$6,070
Originations	662	355
Amortized to expense	(500)	(448)
Balance, end of period	6,843	5,977
Less valuation allowance	—	(3)
Net balance	$6,843	$5,974

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$(9)	$—
Impairment charges	—	(3)
Recoveries	9	—
Balance, end of period	$—	$(3)

The fair value of mortgage servicing rights as of March 31, 2018, was approximately $12.4 million and at December 31, 2017, the fair value was approximately $10.9 million.

Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2018, and December 31, 2017, were as follows:

	March 31, 2018	December 31, 2017
Weighted average prepayment rate	145 PSA	181 PSA
Weighted average life (in years)	7.25	6.35
Weighted average discount rate	9.00%	9.00%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Real estate owned and other repossessed assets	$1,580	$1,656
Valuation allowance	(287)	(403)
End of period	$1,293	$1,253

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollars in thousands)
Beginning of period	$403	$1,012
Additions (recoveries) charged to expense	23	(38)
Sales of real estate owned with a valuation allowance	(139)	(425)
End of period	$287	$549

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollars in thousands)
Net loss on sales	$55	$90
Provision for (recovery of) unrealized losses	23	(38)
Operating expenses, net of rental income	36	62
Total expenses	$114	$114

9.	FAIR VALUE MEASUREMENT

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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2018 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$121,511	$—	$121,511	$—
States of the U.S. and political subdivisions	53,707	—	53,707	—
Mortgage-backed GSE securities: residential	82,690	—	82,690	—
Loans held for sale, at fair value	79,292	—	14,740	64,552
Purchased certificate of deposit option	517	—	517	—
Liabilities
Written certificate of deposit option	517	—	517	—

		Fair Value Measurements at December 31, 2017 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$123,817	$—	$123,817	$—
States of the U.S. and political subdivisions	59,623	—	59,623	—
Mortgage-backed GSE securities: residential	87,121	—	87,121	—
Loans held for sale, at fair value	83,541	—	18,525	65,016
Purchased certificate of deposit option	809	—	809	—
Liabilities
Written certificate of deposit option	809	—	809	—

There were no transfers between Level 1 and Level 2 during  the first quarter of 2018 or fiscal year 2017.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017.

	Loans Held for Sale, At Fair Value
	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$65,016	$53,761
Total gains (losses) for the period
Included in change in fair value of loans held for sale	(2,158)	590
Included in other comprehensive income	—	—
Originations/Draws on construction perm loans	26,811	25,300
Amortization	—	—
Sales	(25,117)	(12,212)
Balance of recurring Level 3 assets at end of period	$64,552	$67,439

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2018:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$64,552	Comparable sales	Time discount	0.00-1.96%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2017:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Construction loans held for sale	$65,016	Comparable sales	Time discount	0.00-1.96%

The fair value of loans held for sale, at fair value was determined using pricing from a quoted market, discounted for the length of time to the completion of the construction project.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2018 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Multifamily	$247	$—	$—	$247
Nonresidential	3	—	—	3
Residential loans
One-to four-family residential	147	—	—	147
Consumer loans
Auto	42	—	—	42
Marine	48	—	—	48
Other	12	—	12	—
Other real estate owned, net
Commercial loans
Construction loans	327	—	—	327
Residential loans
One-to four-family residential	59	—	—	59

		Fair Value Measurements at December 31, 2017 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
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

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $499,000 at March 31, 2018, that includes a specific valuation allowance of $491,000. This resulted in an increase of the provision for loan losses of $42,000 during the three months ended March 31, 2018. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $1.3 million at March 31, 2017, which includes a specific valuation allowance of $5,000. This resulted in an increase in the provision for loan losses of $227,000 for the three months ended March 31, 2017.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $1.7 million at December 31, 2017, that includes a specific valuation allowance of $491,000.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At March 31, 2018, no mortgage servicing rights were carried at fair value.  At March 31, 2017, mortgage servicing rights carried at fair value totaled $56,000, resulting in a net valuation allowance of $3,000.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  A net recovery reflected in other income totaled $9,000 for the three months ended March 31, 2018.  Net impairment reflected in other income totaled $3,000 for the three months ended March 31, 2017.  The value reflects the characteristics of the underlying loans.

At March 31, 2018, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $386,000, with a valuation allowance of $287,000. This resulted in expense of $23,000 during the three months ended March 31, 2018.  At March 31, 2017, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $603,000 with a valuation allowance of $549,000. This resulted in a recovery of expense of $38,000 during the three months ended March 31, 2017. At December 31, 2017, other real estate owned had a net carrying amount of $436,000, with a valuation allowance of $403,000.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Multifamily	$247	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Nonresidential	3	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Residential loans
One-to four-family residential	147	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Auto	42	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Marine	48	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Other real estate owned, net
Commercial loans
Construction loans	327	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-50.00% (45.85%)
Residential loans
One-to four-family residential	59	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-14.22% (14.22%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Multifamily	$247	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Nonresidential	2	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Secured	40	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-64.00% (16.00%)
Residential loans
One-to four-family residential	1,010	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Home Equity	89	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Other real estate owned:
Commercial loans
Construction loans	354	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-52.90% (52.41%)
Residential loans
One-to four-family residential	82	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-13.43% (13.43%)

Auto and recreational vehicle loans were excluded from the table above as their value is considered immaterial.

The Company has elected the fair value option for newly originated residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Aggregate fair value	$79,292	$83,541
Contractual balance	78,131	79,898
Gain	1,161	3,643

The total amount of gains and losses from changes in fair value included in earnings for the three ended March 31, 2018 and 2017 for loans held for sale, at fair value were:

	For the Three Months Ended
	March 31, 2018	March 31, 2017
	(Dollars in thousands)
Interest income	$—	$—
Interest expense	—	—
Change in fair value	(2,482)	751
Total change in fair value	$(2,482)	$751

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at March 31, 2018 and December 31, 2017, were as follows:

		Fair Value Measurements at March 31, 2018 Using:
	March 31,
	2018
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$46,741	$46,741	$—	$—
Available for sale securities	257,908	—	257,908	—
Held to maturity securities	80,685	—	78,033	—
Loans held for sale, at fair value	79,292	—	14,740	64,552
Loans, net	2,061,443	—	—	2,032,755
FHLB stock	19,324	n/a	n/a	n/a
Accrued interest receivable	7,615	—	1,621	5,994
Purchased certificate of deposit option	517	—	517	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,309,509)	(1,309,509)	—	—
Certificates of deposit	(757,469)	—	(757,068)	—
FHLB advances	(293,731)	—	(293,715)	—
Repurchase agreements and other	(233)	—	(217)	—
Advance payments by borrowers for taxes and insurance	(18,444)	(18,444)	—	—
Accrued interest payable	(1,363)	—	(1,363)	—
Written certificate of deposit option	(517)	—	(517)	—

		Fair Value Measurements at December 31, 2017 Using:
	December 31,
	2017
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$46,880	$46,880	$—	$—
Available for sale securities	270,561	—	270,561	—
Held to maturity securities	82,911	—	82,126	—
Loans held for sale at lower of cost or market	211	—	217	—
Loans held for sale, at fair value	83,541	—	18,525	65,016
Loans, net	1,999,877	—	—	1,990,289
FHLB stock	19,324	n/a	n/a	n/a
Accrued interest receivable	8,190	—	2,244	5,946
Purchased certificate of deposit option	809	—	809	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,251,398)	(1,251,398)	—	—
Certificates of deposit	(705,341)	—	(705,238)	—
FHLB advances	(356,536)	—	(356,521)	—
Repurchase agreements and other	(197)	—	(190)	—
Advance payments by borrowers for taxes and insurance	(25,038)	(25,038)	—	—
Accrued interest payable	(1,097)	—	(1,097)	—
Written certificate of deposit option	(809)	—	(809)	—

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

(d) Loans

Beginning January 1, 2018, fair values of loans, excluding loans held for sale, are estimated based on the price received to sell the asset (exit price), considering the lifetime credit risk of the loan portfolio. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based the weighted average next repricing date and weighted average index, resulting in a Level 3 classification.  Fair values for other loans are estimated using the weighted average months to matuurity and weighted avearage contractual interest rate, using weightings based on principal balances, resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans represent an exit price.

At December 31, 2017, fair values of loans, excluding loans held for sale, were estimated as follows: For varible rate loans  that reprice frequently and with no significant change in credit risk, fair values were based on carrying values resulting in a Level 3 classification.   Fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similary credit quality resulting in a Level 3 classification.  Impaired loans were valued at the lower of cost or fair value.  The methods utilized at December 31, 2017 to estimte fair value did not necessarily represent an exit price.

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

10.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$4,251	$2,425
Income taxes	—	—
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	290	—
Accretion of securities held to maturity	38	50
Issuance of common stock - Ohio Legacy Corp. acquisition	—	25,816
Net assets acquired from Ohio Legacy Corp., excluding cash and cash equivalents	—	36

11.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. There were 50,000 stock options that were anti-dilutive for the three months ended March 31, 2018 and no stock options were anti-dilutive for the three months ended March 31, 2017.

	For the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$8,556	$1,538
Net income allocated to participating securities	(41)	(11)
Net income allocated to common stock	$8,515	$1,527

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$2,973	$1,479
Undistributed earnings allocated to common stock	5,542	48
Net income allocated to common stock	$8,515	$1,527
Weighted average common shares outstanding, including shares considered participating securities	49,850	48,620
Less: Average participating securities	(239)	(331)
Weighted average shares	49,611	48,289
Basic earnings per common share	$0.17	$0.03

Diluted earnings per common share computation:
Net income allocated to common stock	$8,515	$1,527
Weighted average common shares outstanding for basic earnings per common share	49,611	48,289
Add: Dilutive effects of assumed exercises of stock options and LTIP awards	274	357
Weighted average shares and dilutive potential common shares	49,885	48,646
Diluted earnings per common share	$0.17	$0.03

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, accretion of unrealized losses on held to maturity securities and disproportionate tax effects. The change includes reclassification of net gains or (losses) on sales of securities of $139,000 and $29,000 for the three months ended March 31, 2018 and 2017, respectively.  Reclassifications also includes accretion of unrealized losses on held to maturity securities.

Other comprehensive income (loss) components and related tax effects for the three-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
March 31, 2018	(Dollars in thousands)
Balances at beginning of period, net of tax	$(904)	$(17,110)	$(671)	$(18,685)
Other comprehensive income before reclassifications	(3,910)	—	—	(3,910)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	30	30
Reclassification adjustment for gains realized in income	(110)	—	—	(110)
Net current period other comprehensive income	(4,020)	—	30	(3,990)
Balances at end of period, net of tax	$(4,924)	$(17,110)	$(641)	$(22,675)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
March 31, 2017	(Dollars in thousands)
Balances at beginning of period, net of tax	$(3,130)	$(17,110)	$(800)	$(21,040)
Other comprehensive income before reclassifications	984	—	—	984
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	33	33
Reclassification adjustment for gains realized in income	(19)	—	—	(19)
Net current period other comprehensive income	965	—	33	998
Balances at end of period, net of tax	$(2,165)	$(17,110)	$(767)	$(20,042)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2018:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(139)	Net gains on securities available for sale
	29	Tax expense
Total reclassification during the period	$(110)	Net of tax, increase to net income

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

The capital conservation buffer requirement will be phased in through January 1, 2019, when the full capital conservation buffer requirement will be effective. The capital conservation buffer for 2018 is 1.875%.  The capital conservation buffer for 2017 was 1.25%.  The final rule also implemented consolidated capital requirements.

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

	March 31, 2018
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation***		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$295,930	14.51%	$201,455	9.88%	$204,005	10.00%
Tier 1 capital (to risk-weighted assets)	274,372	13.45%	160,654	7.88%	163,204	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	274,372	13.45%	130,053	6.38%	132,603	6.50%
Tier 1 capital (to average assets)**	274,372	10.38%	105,515	4.00%	131,894	5.00%

	December 31, 2017
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation***		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$292,928	14.70%	$184,235	9.25%	$199,173	10.00%
Tier 1 capital (to risk-weighted assets)	271,777	13.64%	144,400	7.25%	159,338	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	271,777	13.64%	114,525	5.75%	129,463	6.50%
Tier 1 capital (to average assets)**	271,777	10.42%	104,308	4.00%	130,385	5.00%

**	Tier 1 Leverage Capital Ratio
***	The capital ratios are reflective of the capital conservation buffer

Management believes that as of March 31, 2018 and December 31, 2017, Home Savings met all capital adequacy requirements to which it was subject.  As of March 31, 2018 and December 31, 2017, Home Savings met the capital requirements to be deemed well capitalized. There are no known conditions that would change this classification subsequent to March 31, 2018.

The components of Home Savings’ regulatory capital are as follows:

	March 31, 2018	December 31, 2017
Total shareholders' equity	$274,037	$276,494
Add (deduct)
Accumulated other comprehensive income	22,690	18,701
Intangible assets	(21,249)	(20,903)
Disallowed deferred tax assets	(1,106)	(2,515)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	274,372	271,777
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	21,558	21,151
Total risk-based capital	$295,930	$292,928

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	March 31, 2018
			Minimum Capital
			Requirements
	Actual		Per Regulation***
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$315,287	15.39%	$202,257	9.88%
Tier 1 capital (to risk-weighted assets)	293,677	14.34%	161,294	7.88%
Common equity Tier 1 capital (to risk-weighted assets)	293,677	14.34%	130,571	6.38%
Tier 1 capital (to average assets)**	293,677	11.07%	105,906	4.00%

	December 31, 2017
			Minimum Capital
			Requirements
	Actual		Per Regulation***
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$306,946	15.35%	$184,881	9.25%
Tier 1 capital (to risk-weighted assets)	285,744	14.29%	144,907	7.25%
Common equity Tier 1 capital (to risk-weighted assets)	285,744	14.29%	114,926	5.75%
Tier 1 capital (to average assets)**	285,744	10.93%	104,588	4.00%

**	Tier 1 Leverage Capital Ratio
***	The capital ratios are reflective of the capital conservation buffer

The components of United Community’s consolidated regulatory capital are as follows:

	March 31, 2018	December 31, 2017
Total shareholders' equity	$296,195	$294,265
Add (deduct)
Accumulated other comprehensive income	22,690	18,701
Intangible assets	(24,102)	(23,416)
Disallowed deferred tax assets	(1,106)	(3,806)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	293,677	285,744
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	21,610	21,202
Total risk-based capital	$315,287	$306,946

14.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$4,538	$4,452
Depreciation	632	413
Other real estate owned valuation	60	85
Tax credits carryforward	1,106	2,193
Unrealized loss on securities available for sale	1,309	241
Unrealized loss on securities held to maturity	209	217
Interest on nonaccrual loans	500	482
Net operating loss carryforward	—	914
Purchase accounting adjustment	332	442
Accrued bonuses	251	551
Other	161	176
Deferred tax assets	9,098	10,166
Deferred tax liabilities:
Deferred loan fees	1,282	1,145
Federal Home Loan Bank stock dividends	2,787	2,787
Mortgage servicing rights	1,437	1,401
FHLB prepayment penalty	143	307
Prepaid expenses	173	306
Deferred tax liabilities	5,822	5,946
Net deferred tax asset	$3,276	$4,220

As of March 31, 2018, the net deferred tax asset was $3.3 million, and as of December 31, 2017, the net deferred tax asset was $4.2 million.

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

United Community is carrying forward $1.1 million of alternative minimum tax credits. The alternative minimum tax credits are carried forward indefinitely.

Effective tax rates differ from the statutory federal income tax rate of 21% for 2018 and 35% for 2017 due to the following:

	For the Three Months Ended March 31,
	2018		2017
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$2,172	21.00%	$733	35.00%
Increase (decrease) due to:
Tax exempt income	(34)	(0.33)%	(83)	(3.96)%
Life insurance	(91)	(0.88)%	(132)	(6.30)%
Stock compensation	(128)	(1.24)%	(60)	(2.86)%
Other	(130)	(1.26)%	99	4.71%
Income tax provision	$1,789	17.29%	$557	26.59%

15.	GOODWILL AND INTANGIBLE ASSETS

Goodwill:

The change in goodwill during the periods presented is as follows:

	March 31, 2018	December 31, 2017
	(In thousands)
Beginning of the year	$20,221	$208
Effect of adjustments-James & Sons Insurance	—	636
Acquired goodwill-OLCB	—	19,168
Acquired goodwill-Eich Brothers Insurance	—	209
Impairment	—	—
End of the year	$20,221	$20,221

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  If the carrying amount of a reporting unit is zero or less than zero, a qualitative analysis of whether it is more likely than not that the reporting unit goodwill is impaired will be performed.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.  The Company did not have any reporting units with a carrying amount of zero or less than zero at March 31, 2018 or December 31, 2017.

Acquired Intangible Assets:

	March 31, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$11,184	$9,333	$11,184	$9,250
Customer list intangible	2,222	192	2,222	162
Total	$13,406	$9,525	$13,406	$9,412

Aggregate amortization expense for the three months ended March 31, 2018 and 2017 was $113,000 and $83,000, respectively.  Estimated amortization expense for the remainder of 2018 and the next five years is as follows:

Remainder of 2018	$338,000
2019	448,000
2020	448,000
2021	448,000
2022	448,000
2023	448,000

16.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects.  At March 31, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $5.7 million and $5.8 million, respectively.  These balances are reflected in other assets on the consolidated balance sheet.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $4.5 million and $5.3 million at March 31, 2018 and December 31, 2017, respectively.  The Company expects to fulfill these commitments over the next eight to ten years.

During the three months ended March 31, 2018 and 2017, the Company recognized amortization expense of $122,000 and $54,000, respectively, which was included within income tax expense on the consolidated statements of income.

Additionally, during the three months ended March 31, 2018 and 2017, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $138,000 and $66,000, respectively. During the three months ended March 31, 2018 and 2017, the Company incurred no impairment losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	For the Three Months Ended March 31,
Selected financial ratios and other data: (1)	2018	2017
Performance ratios:
Return on average assets (2)	1.28%	0.25%
Return on average equity (3)	11.44%	2.24%
Interest rate spread (4)	3.25%	3.17%
Net interest margin (5)	3.47%	3.28%
Noninterest expense to average assets	2.48%	3.32%
Efficiency ratio (6)	60.20%	83.78%
Average interest-earning assets to average interest-bearing liabilities	127.49%	124.50%
Capital ratios:
Average equity to average assets	11.19%	11.22%
Equity to assets, end of period	11.01%	10.84%
Tier 1 leverage ratio (Bank only)	10.38%	10.20%
Common equity Tier 1 capital (Bank only)	13.45%	13.38%
Tier 1 risk-based capital ratio (Bank only)	13.45%	13.38%
Total risk-based capital ratio (Bank only)	14.51%	14.41%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	0.59%	0.58%
Nonperforming assets to average assets (8)	0.66%	0.74%
Nonperforming assets to total assets at end of period	0.65%	0.71%
Allowance for loan losses as a percent of loans	1.04%	1.02%
Allowance for loan losses as a percent of nonperforming loans (7)	177.51%	179.62%
Total classified assets as a percent of Tier 1 Capital (Bank only)	17.44%	17.38%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	14.36%	13.30%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	16.17%	16.14%
Net (recoveries) chargeoffs as a percent of average loans	(0.00)%	0.37%
Total 90+ days past due as a percent of net loans	0.40%	0.42%
Per share data:
Basic earnings per common share (9)	$0.17	$0.03
Diluted earnings per common share (9)	0.17	0.03
Book value per common share (10)	5.94	5.58
Tangible book value per common share (11)	5.45	5.10
Cash dividend per common share	0.060	0.030
Dividend payout ratio (12)	35.09%	93.75%

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
9.	Net income divided by the number of basic or diluted shares outstanding
10.	Shareholders’ equity divided by number of shares outstanding
11.	Shareholders’ equity minus goodwill and core deposit intangible divided by number of shares outstanding
12.	Historical per share dividends declared and paid for the period divided by the diluted earnings per share for that year

Forward-Looking Statements

When used in this Form 10-Q or other materials we have filed or may file with the Securities and Exchange Commission, the words or phrases “will likely result,” “are expected to,” “plan to,” “will continue,” “is anticipated,” “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in United Community’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings’ market area and competition that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above and Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2017 could affect United Community’s financial performance and could cause United Community’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. United Community undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

Material Changes in Financial Condition at March 31, 2018 and December 31, 2017

Available for sale securities decreased $12.7 million during the first quarter of 2018.  The decrease in the available for sale securities balance since December 31, 2017 was the result of pay downs, amortization of premiums/discounts on the securities and sales totaling $4.7 million.  The sale was completed to provide additional liquidity for lending activity.  In addition, the unrealized loss in the available for sale portfolio was $1.1 million at December 31, 2017, compared to a net unrealized loss of $6.2 million at March 31, 2018.  The increase in interest rates during the first quarter impacted the change in unrealized losses.

Held to maturity securities declined $2.2 million at March 31, 2018 compared to December 31, 2017.  This change was the result of pay downs and the amortization of premiums/discounts on the securities.

Net loans increased $61.6 million to $2.1 billion during the first three months of 2018 primarily as a result of growth in the commercial loan portfolio.  Commercial loan balances were $873.1 million at March 31, 2018 compared to $822.6 million at December 31, 2017.    Residential one-to four-family mortgage loans increased $5.3 million during the quarter and consumer loan balances increased $5.6 million for the same period.  See Note 6 to the consolidated financial statements for additional information regarding the composition of loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $21.6 million at March 31, 2018, up from $21.2 million reported at December 31, 2017.   The increase in the allowance was primarily driven by the increase in loan balances.  The allowance for loan losses as a percentage of loans was 1.04% at March 31, 2018, compared to 1.05% at December 31, 2018.

The allowance for loan losses as a percentage of nonperforming loans was 177.5% at March 31, 2018, compared to 181.17% at December 31, 2017.  Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”.  As of March 31, 2018, the Company evaluated 23 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans was $25.1 million at March 31, 2018 as compared to $26.3 million at December 31, 2017.

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

TDR loans aggregated $18.8 million at March 31, 2018 compared to $19.8 million at December 31, 2017.  Of the $18.8 million at March 31, 2018, $16.7 million were performing loans according to their modified terms.  The remaining balance of TDR loans of $2.1 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $12.2 million, or 0.59% of loans, at March 31, 2018, compared to $11.7 million, or 0.58% of loans, at December 31, 2017.

Loans held for sale, carried at lower of cost or market, were $0 at March 31, 2018, compared to $211,000 at December 31, 2017.  Loans held for sale, carried at fair value, were $79.3 million at March 31, 2018, compared to $83.5 million at December 31, 2017.  The change was primarily attributable to the decline in the balance of saleable conventional loans during the period.  The balance of saleable permanent construction loans increased slightly.  These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination.  Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Real estate owned and other repossessed assets increased $40,000 to $1.3 million during the three months ended March 31, 2018.  Real estate owned and other repossessed assets are recorded at the fair market value of the property less costs to sell. Appraisals are obtained at least annually on real estate properties that exceed $1.0 million in value. A valuation allowance may be established on any property to properly reflect the asset at fair value.

Goodwill and other intangible assets decreased to $24.1 million during the first three months of 2018, which was due to the amortization of the customer list and core deposit intangibles.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI.  Home Savings recognized $434,000 as other non-interest income based on the change in cash value of the policies in the three months ended March 31, 2018 compared to $377,000 for the three months ended March 31, 2017.

Total deposits increased $110.2 million from $2.0 billion at December 31, 2017, to $2.1 billion at March 31, 2018.  The increase in deposits is primarily the result of growth in customer deposits (excluding brokered certificates of deposits) which totaled $105.0 million for the quarter.  Non-interest bearing customer deposits grew $21.9 million during the first three months of 2018 while interest bearing customer deposits grew $83.0 million.  Growth in money market accounts and certificate of deposit balances drove the majority of the increase in interest bearing deposits.

FHLB advances decreased from $356.5 million at December 31, 2017 to $293.7 million at March 31, 2018.  The change was primarily due to an increase in deposit balances that were used to pay down FHLB advances.

Shareholders’ equity increased $1.9 million to $296.2 million at March 31, 2018 from $294.3 million at December 31, 2017.  The increase is primarily due to the $8.6 million of net income earned during the period offset by dividends paid to shareholders of $3.0 million.  In addition, a negative change in accumulated other comprehensive income of $4.0 million also offset the increase due to earnings.

Book value per common share as of March 31, 2018 was $5.94 as compared to $5.90 per common share as of December 31, 2017. Book value per share is calculated as total shareholders’ equity divided by the number of common shares outstanding. Tangible book value per share is calculated as total shareholders’ equity less goodwill and other intangible assets divided by the number of common shares outstanding.

Material Changes in Results of Operations for the Three Months Ended

March 31, 2018 and March 31, 2017

Net Income. United Community recognized net income for the three months ended March 31, 2018, of $8.6 million, or $0.17 per diluted common share compared to net income of $1.5 million for the three months ended March 31, 2017, or $0.03 per diluted share.  The results for the first three months of 2017 were negatively impacted by the recognition of $5.0 million of merger expense related to the acquisition of OLCB.  The continued growth in net interest income from higher earning assets, growth in the Company’s noninterest income along with a strong focus on expense control have all led to the increase in net income.

Net Interest Income. Net interest income was $21.5 million in the first quarter of 2018 up from the $18.5 million recorded in the first quarter of 2017.  The growth of interest earning assets drove this increase along with a 19 basis point improvement in the net interest margin.  Net interest margin was 3.47% for the first quarter of 2018 compared to 3.28% in the first quarter of 2017.  The yield on interest earning assets increased 45 basis points year over year driven by an increase in yield on total loans of 38 basis points.  The yield on loans increased due to increases in market rates, the subsequent repricing of floating and adjustable rate loans and the accretion of purchase accounting adjustments.  The yield on securities was flat compared to a year ago but the passage of the Tax Cuts and Jobs Act of 2017 in December 2017 negatively impacts the yield on tax exempt securities in 2018.

Interest income increased by $5.0 million in the first quarter of 2018 compared to the same period in 2017, to $26.1 million from $21.1 million. The increase is primarily a result of an increase in average earning assets of $217.6 million along with an increase in the yield on average interest earning assets of 45 basis points.  Average total loans, net increased $333.1 million in the first quarter compared to the same period in 2017 while average securities declined $95.3 million during this same period.  Interest income from total loans, net increased to $23.6 million for the quarter ended March 31, 2018 compared to $18.2 million for the same period in 2017.  Income from securities decreased to $2.1 million for the quarter ended March 31, 2018 compared to $2.5 million for the quarter ended March 31, 2017.

Interest expense increased by $1.9 million in the first quarter of 2018 to $4.5 million compared to the same period in 2017. This increase was primarily due to a $127.7 million increase in average interest-bearing liabilities due to growth along with a 38 basis point increase in the cost of interest-bearing liabilities.  The increase in the cost of interest-bearing liabilities was primarily due to increases in market rates discussed previously.  The cost of average interest-bearing deposits increased 31 basis points to 76 basis points for the three months ended March 31, 2018 from 45 basis points for the three months ended March 31, 2017.  The cost of average borrowed funds increased to 1.83% for the quarter ending March 31, 2018 compared to 0.97% for the quarter ended March 31, 2017.

	For the Three Months Ended March 31,
	2018 vs. 2017
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$1,701	$3,499	$5,200
Loans held for sale	64	133	197
Securities:
Available for sale-taxable	54	(441)	(387)
Available for sale-nontaxable	(103)	(46)	(149)
Held to maturity-taxable	23	(66)	(43)
Held to maturity-nontaxable	(8)	(23)	(31)
Federal Home Loan Bank stock	61	5	66
Other interest earning assets	(7)	4	(3)
Total interest earning assets	$1,785	$3,065	$4,850
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$(3)	$—	$(3)
Checking accounts	332	18	350
Customer certificates of deposit	447	297	744
Brokered certificates of deposit	220	165	385
Federal Home Loan Bank advances:
Long-term advances	76	6	82
Short-term advances	483	(100)	383
Repurchase agreements and other	(4)	(4)	(8)
Total interest bearing liabilities	$1,551	$382	1,933
Change in net interest income			$2,917

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $407,000 in the first quarter of 2018, compared to $1.5 million in the first quarter of 2017.  Provision expense in the first quarter of 2018 was primarily driven by loan growth during the period, offset by fewer chargeoffs in the first quarter of 2018, compared to the first quarter of 2017.

Noninterest Income. Non-interest income was $5.8 million in the first quarter of 2018 compared to $5.4 million in the first quarter of 2017.  Favorably affecting this change were increases in insurance agency income, mortgage servicing fees, trust fees and gains on the sale of available for sale securities.

Noninterest Expense. Non-interest expense decreased to $16.6 million during the first quarter of 2018 compared to $20.3 million during the first quarter of 2017.  The decrease is primarily due to $5.0 million in merger expense incurred during the first quarter of 2017.  Offsetting this was an increase in salaries and employee benefits expense of $1.0 million.

Income Taxes. During the three months ended March 31, 2018, the Company recognized tax expense of $1.8 million on pre-tax income of $10.3 million, compared to tax expense of $557,000 on pre-tax income of $2.1 million for the three months ended March 31, 2017.  The increased pre-tax income discussed above was the primary reason for the increased income tax offset by a reduction in the Company’s tax rate to 21% from 35% due to the passage of the Tax Cuts and Jobs Act of 2017 on December 22, 2017.  See Note 14 to the consolidated financial statements for additional information regarding the composition of income taxes.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal source of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At March 31, 2018, approximately $473.7 million of Home Savings’ certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At March 31, 2018, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $508.0 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended March 31, 2018 and 2017. Average balance calculations were based on daily balances.

	For the Three Months Ended March 31,
	2018			2017
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$2,026,266	$22,760	4.49%	$1,706,009	$17,560	4.12%
Loans held for sale	80,681	858	4.31%	67,860	661	3.90%
Total loans, net	2,106,947	23,618	4.49%	1,773,869	18,221	4.11%
Securities:
Available for sale-taxable	211,332	1,215	2.30%	287,775	1,602	2.23%
Available for sale-nontaxable (2)	54,737	472	3.45%	59,361	621	4.18%
Held to maturity-taxable	72,627	422	2.32%	83,655	465	2.22%
Held to maturity-nontaxable (2)	9,227	63	2.73%	12,451	94	3.02%
Total securities	347,923	2,172	2.50%	443,242	2,782	2.51%
Federal Home Loan Bank stock	19,324	280	5.80%	18,905	214	4.53%
Other interest earning assets	22,479	77	1.39%	43,059	80	0.74%
Total interest earning assets	2,496,673	26,147	4.19%	2,279,075	21,297	3.74%
Non-interest earning assets	176,785			166,070
Total assets	$2,673,458			$2,445,145
Interest bearing liabilities:
Deposits:
Checking accounts	$593,499	687	0.47%	$564,903	337	0.24%
Savings accounts	303,639	27	0.04%	301,675	30	0.04%
Certificates of deposit
Customer certificates of deposit	581,858	1,817	1.27%	468,686	1,073	0.92%
Brokered certificates of deposit	165,169	566	1.39%	99,380	181	0.73%
Total certificates of deposit	747,027	2,383	1.29%	568,066	1,254	0.88%
Total interest bearing deposits	1,644,165	3,097	0.76%	1,434,644	1,621	0.45%
Federal Home Loan Bank advances
Long-term advances	48,603	431	3.60%	47,823	349	2.92%
Short-term advances	265,322	989	1.51%	347,050	606	0.70%
Total Federal Home Loan Bank advances	313,925	1,420	1.83%	394,873	955	0.97%
Repurchase agreements and other	213	—	0.00%	1,051	8	3.04%
Total borrowed funds	314,138	1,420	1.83%	395,924	963	0.97%
Total interest bearing liabilities	$1,958,303	4,517	0.94%	$1,830,568	2,584	0.56%
Non-interest bearing liabilities
Noninterest-bearing deposits	375,142			306,402
Other noninterest-bearing liabilities	40,729			33,898
Total noninterest bearing liabilities	415,871			340,300
Total liabilities	$2,374,174			$2,170,868
Shareholders’ equity	299,284			274,277
Total liabilities and equity	$2,673,458			$2,445,145
Net interest income and interest rate spread		$21,630	3.25%		$18,713	3.17%
Net interest margin			3.47%			3.28%
Average interest earning assets to average interest bearing liabilities			127.49%			124.50%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Aspects of Market Risk. The principal market risk affecting United Community is interest rate risk. United Community is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. Interest rate risk is defined as the sensitivity of United Community’s earnings and net asset values to changes in interest rates. As part of its efforts to monitor and manage the interest rate risk, the Board of Directors of Home Savings has adopted an interest rate risk policy that requires the Home Savings Board to review quarterly reports related to interest rate risk and to set exposure limits annually for Home Savings as a guide to management in setting and implementing day-to-day operating strategies.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates.  As noted, for the quarter ended March 31, 2018 and the year ended December 31, 2017, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended March 31, 2018
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change %	Internal policy limitations on NPV Change	$ Change	Internal Policy limitations	% Change
400	11.82%	6.00%	(4.79)%	-25.00%	$(885)	(18.00)%	(1.03)%
300	12.12%	6.00%	(2.34)%	-20.00%	(627)	(13.00)%	(0.73)%
200	12.40%	7.00%	(0.08)%	-15.00%	(363)	(8.00)%	(0.42)%
100	12.47%	7.00%	0.48%	-10.00%	(168)	(3.00)%	(0.20)%
Static	12.41%	9.00%	—%	0.00%	—	—%	—%
-100	11.90%	7.00%	(4.14)%	-15.00%	(1,981)	(5.00)%	(2.31)%

Year Ended December 31, 2017
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.38%	6.00%	(6.58)%	-25.00%	$(2,988)	(18.00)%	(3.57)%
300	11.80%	6.00%	(3.17)%	-20.00%	(2,145)	(13.00)%	(2.56)%
200	12.21%	7.00%	0.21%	-15.00%	(1,328)	(8.00)%	(1.59)%
100	12.32%	7.00%	1.11%	-10.00%	(633)	(3.00)%	(0.76)%
Static	12.19%	9.00%	—%	0.00%	—	—%	—%
-100	11.42%	7.00%	(6.29)%	-15.00%	(1,525)	(5.00)%	(1.82)%

For the quarter ended March 31, 2018, and year ended December 31, 2017, it was only meaningful to calculate a drop of 100 basis points.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2018, United Community’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of United Community’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, United Community’s Chief Executive Officer and Chief Financial Officer concluded that United Community’s disclosure controls and procedures as of March 31, 2018 were effective.

Changes in Internal Control over Financial Reporting

There were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting.

PART II. OTHER INFORMATION

UNITED COMMUNITY FINANCIAL CORP.

ITEM 1. Legal Proceedings.

United Community and its subsidiaries may, from time-to-time, be parties to litigation arising in the normal course of business. While it is impossible to determine the ultimate resolution of these contingent matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

ITEM 1A. Risk Factors.

There have been no material changes in United Community’s risk factors as outlined in United Community’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended March 31, 2018:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan(3)
January 1 through January 31, 2018	—	$—	—	1,683,830
February 1 through February 28, 2018 (1)	21,336	9.46	201,806	1,683,830
March 1 through March 31, 2018 (2)	28,866	9.46	273,022	1,683,830
Total	50,202	$9.46	474,828	1,683,830

(1)

In February 2018, United Community purchased 13,029 shares at $9.33 per share from employees for the payment of employment taxes.  Additionally during February 2018, United Community purchased 8,307 shares at $9.66 per share from an employee for the exercise of stock options in a stock-swap transaction.  The purchase of these shares was not part of United Community’s share repurchase program.

(2)	In March 2018, United Community purchased 28,866 shares at $9.46 per share from employees for the payment of employment taxes.
(3)

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

10.1

Employment Agreement, dated February 20, 2018, among United Community Financial Corp., Home Savings Bank and Gary M. Small (incorporated by reference to the Form 8-K filed by United Community on February 26, 2018 via Edgar, film number 18641066, Exhibit 10.1)

10.2

Severance and Change in Control Agreement among United Community Financial Corp., Home Savings Bank and Zahid Afzal (incorporated by reference to the Form 8-K filed by United Community on February 26, 2018 via Edgar, film number 18641066, Exhibit 10.2)

31.1	Section 302 Certification by Chief Executive Officer

31.2	Section 302 Certification by Chief Financial Officer

32	Section 1350 Certifications by Chief Executive Officer and Chief Financial Officer

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: May 4, 2018	/s/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: May 4, 2018	/s/ Timothy W. Esson
Timothy W. Esson Executive Vice President and Chief Financial Officer
(Principal Financial Officer)