Form 10-Q
period 2018-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2018-08-07
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,929,496 common shares as of July 31, 2018.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$32,584	$34,365
Federal funds sold	34,393	12,515
Total cash and cash equivalents	66,977	46,880
Securities:
Available for sale, at fair value	247,630	270,561
Held to maturity, (fair value of $78,194 and $82,126, respectively)	81,294	82,911
Loans held for sale, at lower of cost or market	—	211
Loans held for sale, at fair value	107,701	83,541
Loans, net of allowance for loan losses of $21,405 and $21,202	2,099,781	1,999,877
Federal Home Loan Bank stock, at cost	19,324	19,324
Premises and equipment, net	21,645	22,094
Accrued interest receivable	8,454	8,190
Real estate owned and other repossessed assets, net	877	1,253
Goodwill	20,221	20,221
Customer list intangible	1,980	2,060
Core deposit intangible	1,769	1,934
Cash surrender value of life insurance	63,354	62,488
Other assets	29,551	28,360
Total assets	$2,770,558	$2,649,905
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$383,082	$354,970
Interest bearing
Customer deposits	1,563,043	1,445,293
Brokered deposits	189,220	156,476
Total interest bearing deposits	1,752,263	1,601,769
Total deposits	2,135,345	1,956,739
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	48,927	48,536
Short-term Federal Home Loan Bank advances	248,000	308,000
Total Federal Home Loan Bank advances	296,927	356,536
Repurchase agreements and other	191	197
Total borrowed funds	297,118	356,733
Advance payments by borrowers for taxes and insurance	19,253	25,038
Accrued interest payable	964	1,097
Accrued expenses and other liabilities	16,394	16,033
Total liabilities	2,469,074	2,355,640
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 49,904,074 and 49,800,126 shares, respectively, outstanding	177,311	177,458
Retained earnings	179,965	167,852
Accumulated other comprehensive loss	(24,077)	(18,685)
Treasury stock, at cost, 4,234,836 and 4,338,784 shares, respectively	(31,715)	(32,360)
Total shareholders’ equity	301,484	294,265
Total liabilities and shareholders’ equity	$2,770,558	$2,649,905

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Interest income
Loans	$23,275	$20,011	$46,034	$37,569
Loans held for sale	1,012	872	1,870	1,533
Securities available for sale, nontaxable	356	418	744	836
Securities available for sale, taxable	1,193	1,479	2,408	3,081
Securities held to maturity, nontaxable	61	52	112	114
Securities held to maturity, taxable	398	454	820	919
Federal Home Loan Bank stock dividends	274	227	554	441
Other interest earning assets	92	40	169	120
Total interest income	26,661	23,553	52,711	44,613
Interest expense
Deposits	3,790	1,987	6,887	3,608
Federal Home Loan Bank advances	1,576	1,064	2,996	2,019
Repurchase agreements and other	—	8	—	16
Total interest expense	5,366	3,059	9,883	5,643
Net interest income	21,295	20,494	42,828	38,970
(Recovery) provision for loan losses	(138)	842	269	2,317
Net interest income after provision for loan losses	21,433	19,652	42,559	36,653
Non-interest income
Insurance agency income	513	472	1,090	945
Brokerage income	300	301	572	623
Deposit related fees	1,392	1,411	2,692	2,701
Mortgage servicing fees	813	729	1,625	1,465
Mortgage servicing rights valuation	(20)	(2)	(11)	(5)
Mortgage servicing rights amortization	(542)	(486)	(1,042)	(935)
Other service fees	61	33	99	62
Net gains (losses):
Securities available for sale (includes $94, $301, $233, and $330, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	94	301	233	330
Mortgage banking income	1,205	2,117	2,563	3,440
Real estate owned and other repossessed assets, net	(113)	(18)	(191)	(70)
Debit/credit card fees	1,177	1,326	2,126	2,249
Trust fees	473	420	942	702
Other income	499	486	973	967
Total non-interest income	5,852	7,090	11,671	12,474
Non-interest expense
Salaries and employee benefits	8,937	8,749	18,935	17,724
Occupancy	950	943	2,050	1,907
Equipment and data processing	2,372	2,306	4,526	4,385
Financial institutions tax	495	510	991	1,000
Advertising	290	265	525	389
Amortization of intangible assets	132	113	245	196
FDIC insurance premiums	288	340	578	528
Other insurance premiums	109	109	218	221
Legal and consulting fees	147	184	446	413
Other professional fees	499	420	890	940
Supervisory fees	42	—	84	—
Real estate owned and other repossessed asset expenses	34	23	70	85
Acquisition costs	—	—	—	4,962
Other expenses	1,235	1,214	2,572	2,716
Total non-interest expenses	15,530	15,176	32,130	35,466
Income before income taxes	11,755	11,566	22,100	13,661
Income tax expense (includes $20, $105, $49 and $115 income tax expense from reclassification items)	2,214	3,377	4,003	3,934
Net income	$9,541	$8,189	$18,097	$9,727

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income	$9,541	$8,189	$18,097	$9,727
Other comprehensive (loss) income
Unrealized (loss) gain on securities, available for sale, net of reclassifications and tax of $ 381, $842, $1,449 and $1,362, respectively	(1,433)	1,562	(5,453)	2,527
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $8, $17, $16 and $35, respectively	31	32	61	65
Total other comprehensive (loss) income	(1,402)	1,594	(5,392)	2,592
Comprehensive income	$8,139	$9,783	$12,705	$12,319
Earnings per share
Basic	$0.19	$0.16	$0.36	$0.20
Diluted	0.19	0.16	0.36	0.20

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2018	49,800,126	$177,458	$167,852	$(18,685)	$(32,360)	$294,265
Net income			18,097			18,097
Other comprehensive loss				(5,392)		(5,392)
Stock option exercises	70,101	(292)			524	232
Stock option expense		32				32
Restricted stock grants	57,985	(433)			433	—
Restricted stock forfeitures	(807)					—
Restricted stock expense		477			(6)	471
Vesting of Long-term Incentive Plan	36,871	69			275	344
Cash dividend payments ($0.12 per share)			(5,984)			(5,984)
Treasury stock purchases	(60,202)				(581)	(581)
Balance June 30, 2018	49,904,074	$177,311	$179,965	$(24,077)	$(31,715)	$301,484

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2017	46,581,370	$174,360	$152,675	$(21,040)	$(56,189)	$249,806
Net income			9,727			9,727
Other comprehensive income				2,592		2,592
Stock option exercises	33,418	(176)			250	74
Stock option expense		1				1
Restricted stock grants	68,761	(511)			511	—
Restricted stock expense		456				456
Vesting of Long-term Incentive Plan	68,783	87			510	597
Purchase of Ohio Legacy Corp.	3,033,604	3,261			22,555	25,816
Cash dividend payments ($0.06 per share)			(2,980)			(2,980)
Treasury stock purchases	(70,915)				(609)	(609)
Balance June 30, 2017	49,715,021	$177,478	$159,422	$(18,448)	$(32,972)	$285,480

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$18,097	$9,727
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	269	2,317
Mortgage banking income	(4,760)	(540)
Changes in fair value on loans held for sale	2,197	(2,900)
Net losses on real estate owned and other repossessed assets sold	191	70
Net gain on available for sale securities sold	(233)	(330)
Amortization of premiums and accretion of discounts	2,781	1,911
Depreciation and amortization	1,359	1,321
Net change in interest receivable	(264)	159
Net change in interest payable	(133)	176
Net change in prepaid and other assets	(3,545)	2,268
Net change in other liabilities	705	2,924
Stock based compensation	503	457
Net principal disbursed on loans originated for sale	(165,861)	(114,733)
Proceeds from sale of loans held for sale	143,172	121,673
Net change in deferred tax assets	3,547	(2,043)
Cash surrender value of life insurance	(866)	(767)
Net cash from operating activities	(2,841)	21,690
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	5,488	16,063
Proceeds from the principal repayments and maturities of securities held to maturity	4,428	8,732
Proceeds from the sale of securities available for sale	10,361	53,171
Proceeds from the sale of real estate owned and other repossessed assets	674	881
Proceeds from the sale of loans held for investment	—	2,250
Proceeds from the sale of premises and equipment	—	3
Purchases of premises and equipment	(893)	(1,547)
Principal disbursed on loans, net of repayments	(82,540)	(111,004)
Loans purchased	(18,246)	(27,039)
Purchase of securities held to maturity	(3,000)	—
Net cash received in acquisitions	—	25,672
Net cash from investing activities	(83,728)	(32,818)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	79,339	47,573
Net increase in certificates of deposit	99,451	65,291
Net decrease in advance payments by borrowers for taxes and insurance	(5,785)	(2,356)
Net change in short-term FHLB advances	(60,000)	(86,500)
Net change in repurchase agreements and other borrowed funds	(6)	(3,238)
Proceeds from the exercise of stock options	232	74
Dividends paid	(5,984)	(2,980)
Purchase of treasury stock	(581)	(609)
Net cash from financing activities	106,666	17,255
Change in cash and cash equivalents	20,097	6,127
Cash and cash equivalents, beginning of period	46,880	45,887
Cash and cash equivalents, end of period	$66,977	$52,014

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

On January 29, 2016, United Community acquired James & Sons Insurance.  James & Sons Insurance was merged into HSB Insurance, LLC, a wholly-owned subsidiary of United Community.  HSB Insurance, LLC d/b/a James & Sons Insurance is an insurance agency that offers a wide variety of insurance products for business and residential customers, which include auto, homeowners, life-health, commercial, surety bonds and aviation. On February 28, 2017, HSB Insurance, LLC acquired certain assets of Eich Brothers Insurance. Eich Brothers Insurance is an insurance agency that offers insurance products for business and residential customers, which include auto, commercial, homeowners and life-health.  On July 1, 2017, HSB Insurance, LLC acquired certain assets of Stevens Insurance Agency, which offers insurance products for business and residential customers, including auto, commercial, homeowners and life-health.

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

The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2017.

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

On January 1, 2018, the Company adopted Accounting Standars Update (ASU) 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, ASC 606), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revised when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned.  The majority of the Company’s revenues come from interest income and other sources, including loans and securities, which are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include insurance agency income, brokerage income, deposit related fees, debit/credit card income, trust income and the sale of other real estate owned.  Refer to Note 4, Revenue Recognition for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

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

In February 2016, the Financial Accounting Standars Board (FASB) issued ASU 2016-02 - Leases (Topic 842) (ASU 2012-02). ASU 2012-02 will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and expects to recognize an increase in other assets and other liabilities for the rights and obligations created by leasing of branch offices.  Management also expects minimal impact in the income statement with respect to occupancy expense related to leases.

In June 2016, the FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13).   ASU 2016-13 adds a new Topic 326 to the Accounting Standards Codification (Codification) and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years, and for interim periods with those fiscal years, beginning after December 15, 2019.  Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.  Management has aggregated and verified the necessary data and addressed any data-archiving improvements necessary for the implementation of this ASU.  Management is in the process of evaluating various models to be used.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments (ASU 2016-15), which amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The primary purpose of ASU 2016-15 is to reduce the diversity in practice that has resulted from the lack of consistent principles on this topic. ASU 2016-15’s amendments add or clarify guidance on eight cash flow issues:

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

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.  The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award.

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

In May 2018, the FASB issued ASU 2018-06, Codification Improvements to Topic 942, Financial Services—Depository and Lending (ASU 2018-06).  ASU 2018-06 removes outdated guidance related to the Office of the Comptroller of the Currency’s Banking Circular 202, Accounting for Net Deferred Tax Charges (Circular 202) in Subtopic 942-740, Financial Services – Depository and Lending – Income Taxes.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07).  The FASB issued ASU 2018-07 intending to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments.  ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees.  The amendments in ASU 2018-07 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. For all other companies, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted.  Management expects minimal impact in the income statement with respect to stock-based compensation.

In July, the FASB issued ASU 2018-09, Codification Improvements.  ASU 2018-09 affects a wide variety of Topics in the Codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in ASU 2018-09 do not require transition guidance and will be effective upon issuance of ASU 2018-09. However, many of the amendments do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The adoption of this guidance is not expected to have an impact of the Company’s consolidated financial statements.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10).  ASU 2018-10, among other things, amends Topic 842 affecting narrow aspects of the guidance issued in the amendments in ASU 2016-02.  The amendments in ASU 2018-10 affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842.

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

There were 50,000 stock options granted under the 2015 Plan during the six months ended June 30, 2018 and none granted during the six months ended June 30, 2017.  Pursuant to the terms of the 2015 Plan, any options granted must be exercised within 10 years from the date of grant.  Expenses related to prior stock option grants are included with salaries and employee benefits. The Company recognized $19,000 and $32,000 in stock option expense for the three and six months ended June 30, 2018, respectively.  The Company recognized $0 and $1,000 in stock option expense for the three and six months ended June 30, 2017, respectively.  The Company expects to recognize an additional $39,000 in stock option expense for the remainder of 2018.

A summary of option activity for the six months ended June 30, 2018 in the 2015 Plan, the 2007 Plan and the 1999 Plan is as follows:

	For the six months ended
	June 30, 2018
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	260,533	$2.55
Granted	50,000	9.66
Exercised	(70,101)	3.31
Forfeited and expired	—	—
Outstanding at end of period	240,432	3.81	$1,726
Shares subject to options exercisable at end of period	190,432	2.28	$1,659

Information related to stock options for the six months ended June 30, 2018 and 2017 follows:

	June 30, 2018	June 30, 2017
Intrinsic value of options exercised	$450,486	$208,633
Cash received from option exercises	232,000	74,000
Tax benefit realized from option exercises	67,298	73,022
Weighted average fair value of options granted, per share	$1.54	$—

Information related to stock options granted during the six months ended June 30, 2018 were as follows:

Six Months Ended
June 30, 2018
Risk-free interest rate	2.69%
Expected term (years)	5
Expected stock volatility	19.68%
Dividend yield	2.48%

As of June 30, 2018, there were 50,000 nonvested stock options outstanding.

Outstanding stock options at June 30, 2018 have a weighted average remaining life of 3.93 years and may be exercised in the range of $1.20 to $9.66 per share.

Restricted Stock Awards:

The 2007 Plan permitted and the 2015 Plan permits the issuance of restricted stock awards to eligible employees and nonemployee directors. Nonvested shares at June 30, 2018 aggregated 223,816, of which 24,908 are expected to vest during the remainder of 2018, 124,237 in 2019, 40,315 in 2020 and 34,356 in 2021. Expense related to restricted stock awards is charged to salaries and employee benefits and is recognized over the vesting period of the awards based on the fair value of the shares at the grant date. The Company recognized approximately $229,000  and $471,000 in restricted stock award expense for the three and six months ended June 30, 2018, respectively. The Company recognized approximately $185,000  and $456,000 in restricted stock award expense for the three and six months ended June 30, 2017, respectively.  The Company expects to recognize additional expenses related to restricted stock awards of approximately $410,000 in 2018, $456,000 in 2019, $236,000 in 2020 and $112,000 in 2021.  The total average per share fair value of shares vested during the six months ended June 30, 2018 was $9.47.

A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2018 is as follows:

	For the six months ended
	June 30, 2018
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	277,035	$6.73
Granted	57,985	$9.75
Vested	(110,397)	$6.23
Forfeited	(807)	$7.48
Nonvested shares at end of period	223,816	$7.75

Annual Incentive Plan

The Annual Incentive Plan (AIP) provides incentive compensation awards to certain officers of the Company. Annual incentive awards are generally based upon the actual performance of the Company and individual participant performance for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve-month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the AIP are calculated, they are paid in cash and/or restricted stock. The restricted stock vests equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $95,000  and $190,000 in expense for the restricted stock portion of the AIP for the three and six months ended June 30, 2018 and $426,000 and $871,000 for the cash portion of the AIP for the three and six months ended June 30, 2018.  The Company incurred $46,000 and $122,000 in expense for the restricted stock portion of the AIP for the three and six months ended June 30, 2017 and $434,000 and $930,000 for the cash portion of the AIP for the three and six months ended June 30, 2017.

Long-term Incentive Plan

The Long-term Incentive Plan (LTIP) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (PSUs).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $212,000 and $381,000 for the LTIP for the three and six months ended June 30, 2018.  The Company incurred $(4,000) and $149,000 in expense for the LTIP for the three and six months ended June 30, 2017, respectively.

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

Debit card fee income is earned as a result of standard interchange fees contractually obligated by Visa to be paid.  Fees are paid when they are essentially earned, which include fees charged to a merchant for the presentment of credit/debit card transactions (interchange).  The service is considered complete upon fulfillment of the transaction when the interchange fee is earned and paid.  Credit card fees are paid when earned as a result of an agreement between the bank and a third party provider.  AS a result, there is no change to the timing of recognition of this income.

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

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	June 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$124,639	$—	$(4,201)	$120,438
States of the U.S. and political subdivisions	48,414	65	(834)	47,645
Other	489	—	—	$489
Mortgage-backed GSE securities: residential	82,134	35	(3,111)	79,058
Total	$255,676	$100	$(8,146)	$247,630

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$124,982	$19	$(1,184)	$123,817
States of the U.S. and political subdivisions	58,806	955	(138)	59,623
Mortgage-backed GSE securities: residential	87,917	42	(838)	87,121
Total	$271,705	$1,016	$(2,160)	$270,561

Components of held to maturity securities portfolio are as follows:

	June 30, 2018
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$69,077	$—	$(2,967)	$66,110
States of the U.S. and political subdivisions	12,217	25	(158)	12,084
Total	$81,294	$25	$(3,125)	$78,194

	December 31, 2017
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$73,682	$—	$(890)	$72,792
States of the U.S. and political subdivisions	9,229	112	(7)	9,334
Total	$82,911	$112	$(897)	$82,126

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	June 30, 2018
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	53,039	51,469
Due after five years through ten years	72,155	69,529
Due after ten years	47,859	47,085
Other	489	489
Mortgage-backed GSE securities: residential	82,134	79,058
Total	$255,676	$247,630

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	June 30, 2018
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$3,000	$3,024
Due after one year through five years	—	—
Due after five years through ten years	8,442	8,297
Due after ten years	775	763
Mortgage-backed GSE securities: residential	69,077	66,110
Total	$81,294	$78,194

Securities pledged for public funds were approximately $141.3 million at June 30, 2018 and approximately $129.8 million at December 31, 2017.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at June 30, 2018 are as follows:

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$99,820	$(3,238)	$20,618	$(963)	$120,438	$(4,201)
States of the U.S. and political subdivisions	22,769	(419)	13,669	(415)	36,438	(834)
Mortgage-backed GSE securities: residential	26,475	(978)	51,901	(2,133)	78,376	(3,111)
Total temporarily impaired securities	$149,064	$(4,635)	$86,188	$(3,511)	$235,252	$(8,146)

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

All of the U.S. treasury and government sponsored entities and mortgage-backed securities available for sale that were temporarily impaired at June 30, 2018 and December 31, 2017, were impaired due to the level of interest rates at the time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income during the three and six months ended June 30, 2018 and 2017 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell, and more than likely will not be required to sell, these securities before their anticipated recovery.

All of the obligations of U.S. states and political subdivisions held for sale that were temporarily impaired at June 30, 2018 and December 31, 2017, were impaired due to the level of interest rates at the time of purchase compared to current interest rates.  Unrealized losses on these securities have not been recognized into income for the three and six months ended June 30, 2018 or 2017 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell, and has no intent to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Securities held to maturity that have been in an unrecognized loss position for less than twelve months or twelve months or more are as follows:

	June 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$—	$—	$66,110	$(3,924)	$66,110	$(3,924)
States of the U.S. and political subdivisions	8,349	(158)	—	—	8,349	(158)
Total temporarily impaired securities	$8,349	$(158)	$66,110	$(3,924)	$74,459	$(4,082)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$—	$—	$72,792	$(1,925)	$72,792	$(1,925)
States of the U.S. and political subdivisions	608	(7)	—	—	608	(7)
Total temporarily impaired securities	$608	$(7)	$72,792	$(1,925)	$73,400	$(1,932)

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

All of the mortgage-backed securities held to maturity that were temporarily impaired at June 30, 2018 and December 31, 2017, were impaired due to the level of interest rates at the time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income for the three and six months ended June 30, 2018 and 2017 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

All of the obligations of U.S. states and political subdivisions held to maturity that were temporarily impaired at June 30, 2018, and December 31, 2017, were impaired due to the level of interest rates at the time of purchase compared to current interest rates.   Unrealized losses on these securities have not been recognized into income for the three and six months ended June 30, 2018 or 2017 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell and has no intent to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Proceeds from the sale of available for sale securities were $5.7 million and $48.1 million, for the three months ended June 30, 2018 and 2017, respectively.  Gross gains of $94,000 and $345,000 were realized on these sales during the three months ended June 30, 2018 and 2017, respectively.  Gross losses of $0 and $44,000 were realized on these sales during these same periods.

Proceeds from the sale of available for sale securities were $10.4 million and $53.2 million, for the six months ended June 30, 2018 and 2017, respectively.  Gross gains of $233,000 and $374,000 were realized on these sales during the six months ended June 30, 2018 and 2017, respectively.  Gross losses of $0 and $44,000 were realized during the six months ended June 30, 2018 and 2017, respectively.

6.	LOANS

Portfolio loans consist of the following:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Commercial loans
Multifamily	$141,004	$120,480
Nonresidential	396,624	381,611
Land	16,887	15,162
Construction	127,691	116,863
Secured	212,173	177,994
Unsecured	6,438	10,506
Total commercial loans	900,817	822,616
Residential mortgage loans
One-to four-family	888,583	870,939
Construction	40,623	49,092
Total residential mortgage loans	929,206	920,031
Consumer loans
Home equity	187,771	195,852
Auto	83,829	64,364
Marine	1,404	1,526
Recreational vehicle	4,879	5,696
Other	7,026	6,056
Total consumer loans	284,909	273,494
Total loans	2,114,932	2,016,141
Less:
Allowance for loan losses	21,405	21,202
Deferred loan costs, net	(6,254)	(4,938)
Total	15,151	16,264
Loans, net	$2,099,781	$1,999,877

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of June 30, 2018 and December 31, 2017 and activity for the three and six months ended June 30, 2018 and 2017.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended June 30, 2018
Beginning balance	$13,095	$5,701	$2,814	$21,610
Provision (recovery)	(263)	180	(55)	(138)
Charge-offs	(75)	(96)	(83)	(254)
Recoveries	51	82	54	187
Ending balance	$12,808	$5,867	$2,730	$21,405
For the six months ended June 30, 2018
Beginning balance	$12,542	$5,860	$2,800	$21,202
Provision	133	87	49	269
Charge-offs	(75)	(181)	(269)	(525)
Recoveries	208	101	150	459
Ending balance	$12,808	$5,867	$2,730	$21,405
As of June 30, 2018
Period-end amount allocated to:
Loans individually evaluated for impairment	$514	$834	$313	1,661
Loans collectively evaluated for impairment	12,239	5,033	2,417	19,689
Loans acquired with deteriorated credit quality	55	—	—	55
Ending balance	$12,808	$5,867	$2,730	$21,405
Period-end balances:
Loans individually evaluated for impairment	3,119	14,455	6,204	23,778
Loans collectively evaluated for impairment	896,607	914,751	278,705	2,090,063
Loans acquired with deteriorated credit quality	1,091	—	—	1,091
Ending balance	$900,817	$929,206	$284,909	$2,114,932

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
For the three months ended June 30, 2017
Beginning balance	$10,182	$5,912	$2,876	$18,970
Provision	503	295	44	842
Charge-offs	(12)	(273)	(150)	(435)
Recoveries	148	34	101	283
Ending balance	$10,821	$5,968	$2,871	$19,660
For the six months ended June 30, 2017
Beginning balance	$10,824	$5,538	$2,725	$19,087
Provision	1,025	865	427	2,317
Charge-offs	(1,323)	(503)	(479)	(2,305)
Recoveries	295	68	198	561
Ending balance	$10,821	$5,968	$2,871	$19,660
As of December 31, 2017
Period-end amount allocated to:
Loans individually evaluated for impairment	$516	$1,145	$398	$2,059
Loans collectively evaluated for impairment	11,971	4,715	2,402	19,088
Loans acquired with deteriorated credit quality	55	—	—	55
Ending balance	$12,542	$5,860	$2,800	$21,202
Period-end balances:
Loans individually evaluated for impairment	$3,356	$16,140	$6,754	$26,250
Loans collectively evaluated for impairment	818,066	903,891	266,740	1,988,697
Loans acquired with deteriorated credit quality	1,194	—	—	1,194
Ending balance	$822,616	$920,031	$273,494	$2,016,141

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  As of June 30, 2018, the Company evaluated 24 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

The following table presents loans individually evaluated for impairment by class of loans as of and for six months ended June 30, 2018:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$28	$—	$—	$—	$—	$—
Nonresidential	630	137	—	100	4	4
Land	706	—	—	6	—	—
Construction	2,457	—	—	—	—	—
Secured	1,115	907	—	901	—	—
Unsecured	184	—	—	—	—	—
Total commercial loans	5,120	1,044	—	1,007	4	4
Residential mortgage loans
One-to four-family	6,918	5,994	—	5,602	74	58
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,918	5,994	—	5,602	74	58
Consumer loans
Home equity	1,496	1,224	—	1,087	11	10
Auto	29	22	—	33	—	—
Marine	553	181	—	181	—	—
Recreational vehicle	520	100	—	122	4	4
Other	1	—	—	6	—	—
Total consumer loans	2,599	1,527	—	1,429	15	14
Total	$14,637	$8,565	$—	$8,038	$93	$76
With a specific allowance recorded
Commercial loans
Multifamily	$422	$275	$28	$275	$—	$—
Nonresidential	1,235	1,232	13	1,356	52	44
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	819	568	473	579	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	2,476	2,075	514	2,210	52	44
Residential mortgage loans
One-to four-family	8,574	8,461	834	9,793	233	195
Construction	—	—	—	—	—	—
Total residential mortgage loans	8,574	8,461	834	9,793	233	195
Consumer loans
Home equity	4,282	4,201	295	4,505	123	110
Auto	—	—	—	—	—	—
Marine	95	95	1	97	2	2
Recreational vehicle	393	381	17	393	11	10
Other	—	—	—	—	—	—
Total consumer loans	4,770	4,677	313	4,995	136	122
Total	15,820	15,213	1,661	16,998	421	361
Total impaired loans	$30,457	$23,778	$1,661	$25,036	$514	$437

The following table presents loans individually evaluated for impairment by class of loans as of and for six months ended June 30, 2017:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$470	$413	$—	$277	$3	$3
Nonresidential	2,030	1,464	—	1,040	50	49
Land	3,922	9	—	17	—	—
Construction	3,593	—	—	—	—	—
Secured	242	190	—	190	—	—
Unsecured	500		—	—	—	—
Total commercial loans	10,757	2,076	—	1,524	53	52
Residential mortgage loans
One-to four-family	7,704	5,762	—	6,095	50	41
Construction	—	—	—	—	—	—
Total residential mortgage loans	7,704	5,762	—	6,095	50	41
Consumer loans
Home equity	1,965	1,535	—	1,577	8	7
Auto	34	18	—	11	—	—
Marine	540	169	—	210	—	—
Recreational vehicle	560	152	—	164	5	5
Other	—	—	—	—	—	—
Total consumer loans	3,099	1,874	—	1,962	13	12
Total	$21,560	$9,712	$—	$9,581	$116	$105
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	501	456	5	2,164	12	11
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	—	—	—	57	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	501	456	5	2,221	12	11
Residential mortgage loans
One-to four-family	10,526	10,428	1,171	10,764	273	229
Construction	—	—	—	—	—	—
Total residential mortgage loans	10,526	10,428	1,171	10,764	273	229
Consumer loans
Home equity	4,973	4,919	377	5,212	151	134
Auto	—	—	—	—	—	—
Marine	104	104	1	106	3	3
Recreational vehicle	702	691	62	681	14	13
Other	—	—	—	—	—	—
Total consumer loans	5,779	5,714	440	5,999	168	150
Total	16,806	16,598	1,616	18,984	453	390
Total impaired loans	$38,366	$26,310	$1,616	$28,565	$569	$495

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$41	$—	$—
Nonresidential	651	144	—
Land	716	9	—
Construction	2,467	—	—
Secured	1,042	894	—
Unsecured	187	—	—
Total commercial loans	5,104	1,047	—
Residential mortgage loans
One-to four-family	6,432	5,441	—
Construction	—	—	—
Total residential mortgage loans	6,432	5,441	—
Consumer loans
Home equity	1,399	1,059	—
Auto	29	14	—
Marine	553	181	—
Recreational vehicle	578	151	—
Other	3	3	—
Total consumer loans	2,562	1,408	—
Total	$14,098	$7,896	$—
With a specific allowance recorded
Commercial loans
Multifamily	$422	$275	$28
Nonresidential	1,455	1,423	16
Land	—	—	—
Construction	—	—	—
Secured	893	611	472
Unsecured	—	—	—
Total commercial loans	2,770	2,309	516
Residential mortgage loans
One-to four-family	10,874	10,699	1,145
Construction	—	—	—
Total residential mortgage loans	10,874	10,699	1,145
Consumer loans
Home equity	4,921	4,840	377
Auto	—	—	—
Marine	100	100	1
Recreational vehicle	418	406	20
Other	—	—	—
Total consumer loans	5,439	5,346	398
Total	19,083	18,354	2,059
Total impaired loans	$33,181	$26,250	$2,059

The following table presents the average balance, interest income recognized and cash basis income recognized for loans individually evaluated for impairment by class of loans for the three months ended June 30, 2018:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	78	1	1
Land	5	—	—
Construction	—	—	—
Secured	905	—	—
Unsecured	—	—	—
Total commercial loans	988	1	1
Residential mortgage loans
One-to four-family	5,683	30	30
Construction	—	—	—
Total residential mortgage loans	5,683	30	30
Consumer loans
Home equity	1,101	6	6
Auto	42	—	—
Marine	181	—	—
Recreational vehicle	108	2	2
Other	8	—	—
Total consumer loans	1,440	8	8
Total	$8,111	$39	$39
With a specific allowance recorded
Commercial loans
Multifamily	$275	$—	$—
Nonresidential	1,323	22	22
Land	—	—	—
Construction	—	—	—
Secured	563	—	—
Unsecured	—	—	—
Total commercial loans	2,161	22	22
Residential mortgage loans
One-to four-family	9,340	98	96
Construction	—	—	—
Total residential mortgage loans	9,340	98	96
Consumer loans
Home equity	4,338	57	56
Auto	—	—	—
Marine	96	1	1
Recreational vehicle	387	5	5
Other	—	—	—
Total consumer loans	4,821	63	62
Total	16,322	183	180
Total impaired loans	$24,433	$222	$219

The following table presents the average balance, interest income recognized and cash basis income recognized for loans individually evaluated for impairment by class of loans for the three months ended June 30, 2017:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$416	$—	$—
Nonresidential	815	25	25
Land	9	—	—
Construction	—	—	—
Secured	190	—	—
Unsecured	—	—	—
Total commercial loans	1,430	25	25
Residential mortgage loans
One-to four-family	5,763	20	20
Construction	—	—	—
Total residential mortgage loans	5,763	20	20
Consumer loans
Home equity	1,574	3	3
Auto	16	—	—
Marine	182	—	—
Recreational vehicle	186	2	2
Other	—	—	—
Total consumer loans	1,958	5	5
Total	$9,151	$50	$50
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	1,179	5	5
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1,179	5	5
Residential mortgage loans
One-to four-family	10,783	114	111
Construction	—	—	—
Total residential mortgage loans	10,783	114	111
Consumer loans
Home equity	5,151	66	66
Auto	—	—	—
Marine	105	1	1
Recreational vehicle	708	7	6
Other	—	—	—
Total consumer loans	5,964	74	73
Total	17,926	193	189
Total impaired loans	$27,077	$243	$239

Home Savings reclassifies a collateralized mortgage loan and a consumer loan secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at June 30, 2018 and December 31, 2017, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	June 30, 2018		December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$3,587	$3,452	$2,588	$2,428
Consumer loans in process of foreclosure	1,148	1,058	613	608

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of June 30, 2018:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of June 30, 2018

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$275	$—
Nonresidential	1,111	—
Land	—	—
Construction	—	—
Secured	1,475	—
Unsecured	—	—
Total commercial loans	2,861	—
Residential mortgage loans
One-to four-family	6,146	—
Construction	—	—
Total residential mortgage loans	6,146	—
Consumer Loans
Home equity	1,477	—
Auto	63	—
Marine	181	—
Recreational vehicle	62	—
Other	—	—
Total consumer loans	1,783	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$10,790	$—

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of December 31, 2017:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2017

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$275	$—
Nonresidential	1,218	—
Land	9	—
Construction	—	—
Secured	1,505	—
Unsecured	—	—
Total commercial loans	3,007	—
Residential mortgage loans
One-to four-family	6,076	—
Construction	—	—
Total residential mortgage loans	6,076	—
Consumer Loans
Home equity	2,074	—
Auto	155	—
Marine	181	—
Recreational vehicle	208	—
Other	2	—
Total consumer loans	2,620	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$11,703	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of June 30, 2018:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$275	$275	$140,729	$141,004
Nonresidential	114	—	1,094	1,208	395,416	396,624
Land	—	—	—	—	16,887	16,887
Construction	—	—	—	—	127,691	127,691
Secured	92	—	1,474	1,566	210,607	212,173
Unsecured	—	—	—	—	6,438	6,438
Total commercial loans	206	—	2,843	3,049	897,768	900,817
Residential mortgage loans
One-to four-family	2,683	1,327	3,991	8,001	880,582	888,583
Construction	—	—	—	—	40,623	40,623
Total residential mortgage loans	2,683	1,327	3,991	8,001	921,205	929,206
Consumer Loans:
Home equity	746	295	1,261	2,302	185,469	187,771
Automobile	188	55	57	300	83,529	83,829
Marine	—	—	181	181	1,223	1,404
Recreational vehicle	68	51	62	181	4,698	4,879
Other	4	2	—	6	7,020	7,026
Total consumer loans	1,006	403	1,561	2,970	281,939	284,909
Total loans	$3,895	$1,730	$8,395	$14,020	$2,100,912	$2,114,932

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2017:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$275	$275	$120,205	$120,480
Nonresidential	20	—	1,199	1,219	380,392	381,611
Land	—	—	9	9	15,153	15,162
Construction	—	—	—	—	116,863	116,863
Secured	114	4	110	228	177,766	177,994
Unsecured	—	—	—	—	10,506	10,506
Total commercial loans	134	4	1,593	1,731	820,885	822,616
Residential mortgage loans
One-to four-family	4,704	1,523	4,804	11,031	859,908	870,939
Construction	—	—	—	—	49,092	49,092
Total residential mortgage loans	4,704	1,523	4,804	11,031	909,000	920,031
Consumer Loans:
Home equity	1,184	120	1,793	3,097	192,755	195,852
Automobile	187	100	82	369	63,995	64,364
Marine	—	—	181	181	1,345	1,526
Recreational vehicle	47	—	165	212	5,484	5,696
Other	31	3	2	36	6,020	6,056
Total consumer loans	1,449	223	2,223	3,895	269,599	273,494
Total loans	$6,287	$1,750	$8,620	$16,657	$1,999,484	$2,016,141

As of June 30, 2018 and December 31, 2017, the Company has a recorded investment in troubled debt restructurings of $18.2 million and $19.8 million, respectively.  The Company allocated $1.2 million of specific allowance for those loans at June 30, 2018 and $1.6 million at December 31, 2017.  The Company has committed to lend, to existing troubled debt restructuring relationships, additional amounts totaling up to $39,000 and $37,000 at June 30, 2018 and December 31, 2017, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One-to four-family	3	521	547
Construction	—	—	—
Total residential mortgage loans	3	521	547
Consumer loans
Home equity	2	113	113
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	2	113	113
Total restructured loans	5	$634	$660

The troubled debt restructurings described above increased the allowance for loan losses by $3,000 and resulted in no charge-offs during the three months ended June 30, 2018.

There were no loans modified as a troubled debt restructuring that occurred during the three months ended June 30, 2017.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	1	124	124
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1	124	124
Residential mortgage loans
One-to four-family	3	521	547
Construction	—	—	—
Total residential mortgage loans	3	521	547
Consumer loans
Home equity	2	113	113
Auto	—	—	—
Marine	—	—	—
Recreational vehicle
Other	—	—	—
Total consumer loans	2	113	113
Total restructured loans	6	$758	$784

The troubled debt restructurings described above increased the allowance for loan losses by $3,000 and resulted in no charge-offs during the six months ended June 30, 2018.

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

The troubled debt restrucurings described above increased the allowance for loan losses by $6,000 and resulted in no charge-offs during the six months ended June 30, 2017.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the period ended June 30, 2018.

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	1	121
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	1	121
Residential mortgage loans
One-to four-family	2	357
Construction	—	—
Total residential mortgage loans	2	357
Consumer loans
Home equity	—	—
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	—	—
Total restructured loans	3	$478

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three and six months ended June 30, 2018, and had no effect on the provision for loan losses.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended June 30, 2017:

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

The troubled debt restructurings that subsequently defaulted described above resulted in no of charge-offs during the three and six months ended June 30, 2017, and had no effect on the provision for loan losses.

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

As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2018

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$138,238	$2,491	$275	$—	$—	$275	$141,004
Nonresidential	379,794	5,162	11,668	—	—	11,668	396,624
Land	16,887	—	—	—	—	—	16,887
Construction	119,065	8,626	—	—	—	—	127,691
Secured	186,069	4,851	21,253	—	—	21,253	212,173
Unsecured	6,345	—	93	—	—	93	6,438
Total commercial loans	846,398	21,130	33,289	—	—	33,289	900,817
Residential mortgage loans
One-to four-family	880,779	1,102	6,702	—	—	6,702	888,583
Construction	40,623	—	—	—	—	—	40,623
Total residential mortgage loans	921,402	1,102	6,702	—	—	6,702	929,206
Consumer Loans
Home equity	186,276	—	1,495	—	—	1,495	187,771
Auto	83,766	—	63	—	—	63	83,829
Marine	1,223	—	181	—	—	181	1,404
Recreational vehicle	4,817	—	62	—	—	62	4,879
Other	7,025	—	1	—	—	1	7,026
Total consumer loans	283,107	—	1,802	—	—	1,802	284,909
Total loans	$2,050,907	$22,232	$41,793	$—	$—	$41,793	$2,114,932

December 31, 2017

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$118,716	$1,334	$430	$—	$—	$430	$120,480
Nonresidential	367,553	6,394	7,664	—	—	7,664	381,611
Land	15,153	—	9	—	—	9	15,162
Construction	116,460	403	—	—	—	—	116,863
Secured	149,912	6,092	21,990	—	—	21,990	177,994
Unsecured	10,412	—	94	—	—	94	10,506
Total commercial loans	778,206	14,223	30,187	—	—	30,187	822,616
Residential mortgage loans
One-to four-family	861,971	1,585	7,383	—	—	7,383	870,939
Construction	49,092	—	—	—	—	—	49,092
Total residential mortgage loans	911,063	1,585	7,383	—	—	7,383	920,031
Consumer Loans
Home equity	193,733	—	2,119	—	—	2,119	195,852
Auto	64,209	—	155	—	—	155	64,364
Marine	1,345	—	181	—	—	181	1,526
Recreational vehicle	5,488	—	208	—	—	208	5,696
Other	6,051	—	5	—	—	5	6,056
Total consumer loans	270,826	—	2,668	—	—	2,668	273,494
Total loans	$1,960,095	$15,808	$40,238	$—	$—	$40,238	$2,016,141

Purchased Credit Impaired Loans:

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial loans	$1,091	$1,194
Residential mortgage loans	—	—
Consumer loans	—	—
Outstanding balance	$1,091	$1,194
Carrying amount, net of allowance of $55,000 and $55,000	1,036	1,139

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Beginning of period	$110	$128	$110	$—
New loans purchased	—	—	—	158
Accretion of income	6	12	6	42
Balance at end of period	$104	$116	$104	$116

For the purchased credit impaired loans disclosed above, there was no change in the allowance for loan losses for the three and six months ended June 30, 2018 and 2017.

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.  The carrying amounts of such loans are as follows:

	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Loans at beginning of period	$1,194	$—
Loans purchased during the period	—	1,797
Loans at end of period	1,091	1,438

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.3 billion as of June 30, 2018 and $1.3 billion as of December 31, 2017. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

The principal balances of mortgage loans serviced for others are as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$999,051	$1,003,441
FNMA	290,200	242,444
Private investor	18,775	23,404

During the second quarter of 2017, the Company sold $27.9 million of adjustable rate one-to four-family mortgages to a private investor in a bulk mortgage loan sale.  The Company recognized 45 basis points of mortgage service release premium as part of the gain recognized on this sale.   Customer escrow balances with loans serviced for FHLMC, FNMA and the private investor totaled $11.1 million and $15.3 million at June 30, 2018 and December 31, 2017, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$6,843	$5,977	$6,681	$6,070
Originations	641	670	1,303	1,026
Amortized to expense	(542)	(486)	(1,042)	(935)
Balance, end of period	6,942	6,161	6,942	6,161
Less valuation allowance	(20)	(5)	(20)	(5)
Net balance	$6,922	$6,156	$6,922	$6,156

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$—	$(3)	$(9)	$—
Impairment charges	(20)	(2)	(20)	(5)
Recoveries	—	—	9	—
Balance, end of period	$(20)	$(5)	$(20)	$(5)

The fair value of mortgage servicing rights as of June 30, 2018, was approximately $11.7 million and at December 31, 2017, the fair value was approximately $10.9 million.

Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2018, and December 31, 2017, were as follows:

	June 30, 2018	December 31, 2017
Weighted average prepayment rate	140 PSA	181 PSA
Weighted average life (in years)	7.37	6.35
Weighted average discount rate	11.00%	9.00%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Real estate owned and other repossessed assets	$1,125	$1,656
Valuation allowance	(248)	(403)
End of period	$877	$1,253

Activity in the valuation allowance was as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Beginning of period	$287	$549	$403	$1,012
Additions (recoveries) charged to expense	10	—	33	(38)
Sales of real estate owned with a valuation allowance	(49)	(160)	(188)	(585)
End of period	$248	$389	$248	$389

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Net loss on sales	$103	$18	$158	$108
Provision for (recovery of) unrealized losses	10	—	33	(38)
Operating expenses, net of rental income	34	23	70	85
Total expenses	$147	$41	$261	$155

9.	FAIR VALUE MEASUREMENT

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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2018 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$120,438	$—	$120,438	$—
States of the U.S. and political subdivisions	47,645	—	47,645	—
Other	489	489	—	—
Mortgage-backed GSE securities: residential	79,058	—	79,058	—
Loans held for sale, at fair value	107,701	—	31,011	76,690
Purchased certificate of deposit option	472	—	472	—
Liabilities
Written certificate of deposit option	(472)	—	(472)	—

		Fair Value Measurements at December 31, 2017 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$123,817	$—	$123,817	$—
States of the U.S. and political subdivisions	59,623	—	59,623	—
Mortgage-backed GSE securities: residential	87,121	—	87,121	—
Loans held for sale, at fair value	83,541	—	18,525	65,016
Purchased certificate of deposit option	809	—	809	—
Liabilities
Written certificate of deposit option	(809)	—	(809)	—

There were no transfers between Level 1 and Level 2 during the first six months of 2018 or fiscal year 2017.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2018 and 2017.

	Loans Held for Sale, At Fair Value
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$64,552	$67,439	$65,016	$53,761
Total gains (losses) for the period
Included in change in fair value of loans held for sale	19	1,822	(2,139)	2,412
Included in other comprehensive income	—	—	—	—
Originations/Draws on construction perm loans	35,517	25,945	62,327	51,245
Amortization	—	—	—	—
Sales	(23,398)	(25,211)	(48,514)	(37,423)
Balance of recurring Level 3 assets at end of period	$76,690	$69,995	$76,690	$69,995

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2018:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$76,690	Comparable sales	Time discount	0.00-2.00%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2017:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Construction loans held for sale	$65,016	Comparable sales	Time discount	0.00-1.96%

The fair value of loans held for sale, at fair value was determined using pricing from a quoted market, discounted for the length of time to the completion of the construction project.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2018 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Multifamily	$247	$—	$—	$247
Residential loans
One-to four-family residential	131	—	—	131
Consumer loans
Auto	16	—	—	16
Marine	38	—	—	38
Mortgage servicing rights	240	—	240	—
Other real estate owned, net
Commercial loans
Construction loans	227	—	—	227
Residential loans
One-to four-family residential	59	—	—	59

		Fair Value Measurements at December 31, 2017 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
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

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $432,000 at June 30, 2018, that includes a specific valuation allowance of $490,000. This resulted in an increase of the provision for loan losses of $105,000 and $147,000 during the three and six months ended June 30, 2018, respectively. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $1.4 million at June 30, 2017, which includes a specific valuation allowance of $5,000. This resulted in an increase in the provision for loan losses of $252,000 and $479,000 for the three and six months ended June 30, 2017.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $1.7 million at December 31, 2017, that includes a specific valuation allowance of $491,000.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At June 30, 2018, $240,000 in mortgage servicing rights were carried at fair value, resulting in a net valuation allowance of $20,000.  At June 30, 2017, mortgage servicing rights carried at fair value totaled $87,000, resulting in a net valuation allowance of $5,000.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  A net impairment reflected in other income totaled $20,000 and $11,000 for the three and six months ended June 30, 2018, respectively.  Net impairment reflected in other income totaled $2,000 and $5,000 for the three and six months ended June 30, 2017.  The value reflects the characteristics of the underlying loans.

At June 30, 2018, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $286,000, with a valuation allowance of $248,000. This resulted in expense of $10,000 and $33,000 during the three and six months ended June 30, 2018.  At June 30, 2017, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $483,000 with a valuation allowance of $389,000. This resulted in a recovery of expense of $0 and $(38,000) during the three and six months ended June 30, 2017. At December 31, 2017, other real estate owned had a net carrying amount of $436,000, with a valuation allowance of $403,000.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Multifamily	$247	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Residential loans
One-to four-family residential	131	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Auto	16	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Marine	38	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Other real estate owned, net
Commercial loans
Construction loans	227	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-50.00% (45.85%)
Residential loans
One-to four-family residential	59	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-14.22% (14.22%)

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

The Company has elected the fair value option for newly originated residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Aggregate fair value	$107,701	$83,541
Contractual balance	106,255	79,898
Gain	1,446	3,643

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2018 and 2017 for loans held for sale, at fair value were:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(Dollars in thousands)
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—
Change in fair value	285	2,149	(2,197)	2,900
Total change in fair value	$285	$2,149	$(2,197)	$2,900

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at June 30, 2018 and December 31, 2017, were as follows:

		Fair Value Measurements at June 30, 2018 Using:
	June 30,
	2018
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$66,977	$66,977	$—	$—
Available for sale securities	247,630	489	247,141	—
Held to maturity securities	81,294	—	78,194	—
Loans held for sale, at fair value	107,701	—	31,011	76,690
Loans, net	2,099,781	—	—	2,065,231
FHLB stock	19,324	n/a	n/a	n/a
Accrued interest receivable	8,454	—	1,970	6,484
Purchased certificate of deposit option	472	—	472	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,330,737)	(1,330,737)	—	—
Certificates of deposit	(804,608)	—	(801,541)	—
FHLB advances	(296,927)	—	(296,942)	—
Repurchase agreements and other	(191)	—	(180)	—
Advance payments by borrowers for taxes and insurance	(19,253)	(19,253)	—	—
Accrued interest payable	(964)	—	(964)	—
Written certificate of deposit option	(472)	—	(472)	—

		Fair Value Measurements at December 31, 2017 Using:
	December 31,
	2017
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$46,880	$46,880	$—	$—
Available for sale securities	270,561	—	270,561	—
Held to maturity securities	82,911	—	82,126	—
Loans held for sale at lower of cost or market	211	—	217	—
Loans held for sale, at fair value	83,541	—	18,525	65,016
Loans, net	1,999,877	—	—	1,990,289
FHLB stock	19,324	n/a	n/a	n/a
Accrued interest receivable	8,190	—	2,244	5,946
Purchased certificate of deposit option	809	—	809	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,251,398)	(1,251,398)	—	—
Certificates of deposit	(705,341)	—	(705,238)	—
FHLB advances	(356,536)	—	(356,521)	—
Repurchase agreements and other	(197)	—	(190)	—
Advance payments by borrowers for taxes and insurance	(25,038)	(25,038)	—	—
Accrued interest payable	(1,097)	—	(1,097)	—
Written certificate of deposit option	(809)	—	(809)	—

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

(d) Loans

Beginning January 1, 2018, fair values of loans, excluding loans held for sale, are estimated based on the price received to sell the asset (exit price), considering the lifetime credit risk of the loan portfolio. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based the weighted average next repricing date and weighted average index, resulting in a Level 3 classification.  Fair values for other loans are estimated using the weighted average months to maturity and weighted average contractual interest rate, using weightings based on principal balances, resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans represent an exit price.

At December 31, 2017, fair values of loans, excluding loans held for sale, were estimated as follows: For variable rate, loans that reprice frequently and with no significant change in credit risk, fair values were based on carrying values resulting in a Level 3 classification.   Fair values for other loans were estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similarly credit quality resulting in a Level 3 classification.  Impaired loans were valued at the lower of cost or fair value.  The methods utilized at December 31, 2017 to estimate fair value did not necessarily represent an exit price.

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

(f) Other Borrowings

Short-term borrowings, generally, maturing within 90 days, approximate their fair values resulting in a Level 2 classification. The fair values of Home Savings long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

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

10.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Six Months Ended June 30,
	2018	2017
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$10,016	$5,396
Income taxes	500	250
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	489	282
Transfers from loans to loans held for sale	—	27,921
Transfers from premises and equipment to other assets, held for sale	—	1,720
Accretion of securities held to maturity	77	100
Issuance of common stock - Ohio Legacy Corp. acquisition	—	25,816
Net assets acquired from Ohio Legacy Corp., excluding cash and cash equivalents	—	36

11.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which, excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. There were 50,000 stock options that were anti-dilutive for the three and six months ended June 30, 2018 and no stock options were anti-dilutive for the three and six months ended June 30, 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$9,541	$8,189	$18,097	$9,727
Net income allocated to participating securities	(41)	(49)	(91)	(61)
Net income allocated to common stock	$9,500	$8,140	$18,006	$9,666

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$2,982	$1,483	$5,954	$2,962
Undistributed earnings allocated to common stock	6,518	6,657	12,052	6,704
Net income allocated to common stock	$9,500	$8,140	$18,006	$9,666
Weighted average common shares outstanding, including shares considered participating securities	49,906	49,691	49,877	49,158
Less: Average participating securities	(212)	(299)	(250)	(309)
Weighted average shares	49,694	49,392	49,627	48,849
Basic earnings per common share	$0.19	$0.16	$0.36	$0.20

Diluted earnings per common share computation:
Net income allocated to common stock	$9,500	$8,140	$18,006	$9,666
Weighted average common shares outstanding for basic earnings per common share	49,694	49,392	49,627	48,849
Add: Dilutive effects of assumed exercises of stock options and LTIP awards	250	403	262	398
Weighted average shares and dilutive potential common shares	49,944	49,795	49,889	49,247
Diluted earnings per common share	$0.19	$0.16	$0.36	$0.20

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, accretion of unrealized losses on held to maturity securities and disproportionate tax effects. The change includes reclassification of net gains or (losses) on sales of securities of $94,000 and $301,000 for the three months ended June 30, 2018 and 2017, respectively, and $233,000 and $330,000 for the six months ended June 30, 2018 and 2017, respectively.  Reclassifications also includes accretion of unrealized losses on held to maturity securities.

Other comprehensive income (loss) components and related tax effects for the three-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
June 30, 2018	(Dollars in thousands)
Balances at beginning of period, net of tax	$(4,924)	$(17,110)	$(641)	$(22,675)
Other comprehensive loss before reclassifications	(1,359)	—	—	(1,359)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	31	31
Reclassification adjustment for gains realized in income	(74)	—	—	(74)
Net current period other comprehensive income	(1,433)	—	31	(1,402)
Balances at end of period, net of tax	$(6,357)	$(17,110)	$(610)	$(24,077)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
June 30, 2017	(Dollars in thousands)
Balances at beginning of period, net of tax	$(2,165)	$(17,110)	$(767)	$(20,042)
Other comprehensive income before reclassifications	1,758	—	—	1,758
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	32	32
Reclassification adjustment for gains realized in income	(196)	—	—	(196)
Net current period other comprehensive income	1,562	—	32	1,594
Balances at end of period, net of tax	$(603)	$(17,110)	$(735)	$(18,448)

Other comprehensive income (loss) components and related tax effects for the six-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
June 30, 2018	(Dollars in thousands)
Balances at beginning of period, net of tax	$(904)	$(17,110)	$(671)	$(18,685)
Other comprehensive loss before reclassifications	(5,269)	—	—	(5,269)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	61	61
Reclassification adjustment for gains realized in income	(184)	—	—	(184)
Net current period other comprehensive income	(5,453)	—	61	(5,392)
Balances at end of period, net of tax	$(6,357)	$(17,110)	$(610)	$(24,077)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
June 30, 2017	(Dollars in thousands)
Balances at beginning of period, net of tax	$(3,130)	$(17,110)	$(800)	$(21,040)
Other comprehensive income before reclassifications	2,742	—		2,742
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	65	65
Reclassification adjustment for gains realized in income	(215)	—	—	(215)
Net current period other comprehensive income	2,527	—	65	2,592
Balances at end of period, net of tax	$(603)	$(17,110)	$(735)	$(18,448)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended June 30, 2018:

Details About	Amount Reclassified	Affected Line Item on
Accumulated	From Accumulated	the Statement Where
Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(94)	Net gains on securities available for sale
	20	Tax expense
Total reclassification during the period	$(74)	Net of tax, increase to net income

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended June 30, 2017:

Details About	Amount Reclassified	Affected Line Item on
Accumulated	From Accumulated	the Statement Where
Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(301)	Net gains on securities available for sale
	105	Tax expense
Total reclassification during the period	$(196)	Net of tax, increase to net income

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the six months ended June 30, 2018:

Details About	Amount Reclassified	Affected Line Item on
Accumulated	From Accumulated	the Statement Where
Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(233)	Net gains on securities available for sale
	49	Tax expense
Total reclassification during the period	$(184)	Net of tax

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the six months ended June 30, 2017:

Details About	Amount Reclassified	Affected Line Item on
Accumulated	From Accumulated	the Statement Where
Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(330)	Net gains on securities available for sale
	115	Tax expense
Total reclassification during the period	$(215)	Net of tax, increase to net income

13.	REGULATORY CAPITAL REQUIREMENTS

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

	June 30, 2018
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation***		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$297,086	14.18%	$208,136	9.88%	$210,771	10.00%
Tier 1 capital (to risk-weighted assets)	275,748	13.16%	165,982	7.88%	168,617	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	275,748	13.16%	134,367	6.38%	137,001	6.50%
Tier 1 capital (to average assets)**	275,748	10.23%	107,584	4.00%	134,480	5.00%

	December 31, 2017
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation***		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$292,928	14.70%	$184,235	9.25%	$199,173	10.00%
Tier 1 capital (to risk-weighted assets)	271,777	13.64%	144,400	7.25%	159,338	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	271,777	13.64%	114,525	5.75%	129,463	6.50%
Tier 1 capital (to average assets)**	271,777	10.42%	104,308	4.00%	130,385	5.00%

**	Tier 1 Leverage Capital Ratio
***	The capital ratios are reflective of the capital conservation buffer

Management believes that as of June 30, 2018 and December 31, 2017, Home Savings met all capital adequacy requirements to which it was subject.  As of June 30, 2018 and December 31, 2017, Home Savings met the capital requirements to be deemed well capitalized. There are no known conditions that would change this classification subsequent to June 30, 2018.

The components of Home Savings’ regulatory capital are as follows:

	June 30, 2018	December 31, 2017
Total shareholders' equity	$272,816	$276,494
Add (deduct)
Accumulated other comprehensive loss	24,092	18,701
Intangible assets	(21,160)	(20,903)
Disallowed deferred tax assets	—	(2,515)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	275,748	271,777
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	21,338	21,151
Total risk-based capital	$297,086	$292,928

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	June 30, 2018
			Minimum Capital
			Requirements
	Actual		Per Regulation***
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$322,996	15.33%	$208,003	9.88%
Tier 1 capital (to risk-weighted assets)	301,591	14.32%	165,876	7.88%
Common equity Tier 1 capital (to risk-weighted assets)	301,591	14.32%	134,281	6.38%
Tier 1 capital (to average assets)**	301,591	11.15%	108,227	4.00%

	December 31, 2017
			Minimum Capital
			Requirements
	Actual		Per Regulation***
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$306,946	15.35%	$184,881	9.25%
Tier 1 capital (to risk-weighted assets)	285,744	14.29%	144,907	7.25%
Common equity Tier 1 capital (to risk-weighted assets)	285,744	14.29%	114,926	5.75%
Tier 1 capital (to average assets)**	285,744	10.93%	104,588	4.00%

**	Tier 1 Leverage Capital Ratio
***	The capital ratios are reflective of the capital conservation buffer

United Community’s capital also exceeded the “well capitalized” ratios of 6.0% Tier 1 risk-based capital and 10% total risk-based capital required for United Community to engage in activities permissible only for a bank holding company that meets financial holding company requirements.

The components of United Community’s consolidated regulatory capital are as follows:

	June 30, 2018	December 31, 2017
Total shareholders' equity	$301,484	$294,265
Add (deduct)
Accumulated other comprehensive loss	24,077	18,701
Intangible assets	(23,970)	(23,416)
Disallowed deferred tax assets	—	(3,806)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	301,591	285,744
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	21,405	21,202
Total risk-based capital	$322,996	$306,946

14.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$4,495	$4,452
Depreciation	655	413
Other real estate owned valuation	52	85
Tax credits carryforward	—	2,193
Unrealized loss on securities available for sale	1,690	241
Unrealized loss on securities held to maturity	201	217
Interest on nonaccrual loans	490	482
Net operating loss carryforward	—	914
Purchase accounting adjustment	260	442
Accrued bonuses	586	551
Other	131	176
Deferred tax assets	8,560	10,166
Deferred tax liabilities:
Deferred loan fees	1,476	1,145
Federal Home Loan Bank stock dividends	2,787	2,787
Mortgage servicing rights	1,453	1,401
FHLB prepayment penalty	143	307
Prepaid expenses	595	306
Deferred tax liabilities	6,454	5,946
Net deferred tax asset	$2,106	$4,220

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

Effective tax rates differ from the statutory federal income tax rate of 21% for 2018 and 35% for 2017 due to the following:

	For the Three Months Ended June 30,
	2018		2017
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$2,469	21.00%	$4,048	35.00%
Increase (decrease) due to:
Tax exempt income	(147)	(1.25)%	(166)	(1.44)%
Life insurance	(91)	(0.77)%	(137)	(1.18)%
Stock compensation	(4)	(0.03)%	(138)	(1.19)%
Other	(13)	(0.11)%	(230)	(1.99)%
Income tax provision	$2,214	18.83%	$3,377	29.20%

	For the Six Months Ended June 30,
	2018		2017
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$4,641	21.00%	$4,781	35.00%
Increase (decrease) due to:
Tax exempt income	(181)	(0.82)%	(337)	(2.47)%
Life insurance	(182)	(0.82)%	(269)	(1.97)%
Stock compensation	(132)	(0.60)%	(198)	(1.45)%
Other	(143)	(0.65)%	(43)	(0.31)%
Income tax provision	$4,003	18.11%	$3,934	28.80%

15.	GOODWILL AND INTANGIBLE ASSETS

Goodwill:

The change in goodwill during the periods presented is as follows:

	June 30, 2018	December 31, 2017
	(In thousands)
Beginning of the year	$20,221	$208
Effect of adjustments-James & Sons Insurance	—	636
Acquired goodwill-OLCB	—	19,168
Acquired goodwill-Eich Brothers Insurance	—	209
Impairment	—	—
End of the year	$20,221	$20,221

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  If the carrying amount of a reporting unit is zero or less than zero, a qualitative analysis of whether it is more likely than not that the reporting unit goodwill is impaired will be performed.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.  The Company did not have any reporting units with a carrying amount of zero or less than zero at June 30, 2018 or December 31, 2017.

Acquired Intangible Assets:

	June 30, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$11,184	$9,415	$11,184	$9,250
Customer list intangible	2,222	242	2,222	162
Total	$13,406	$9,657	$13,406	$9,412

Aggregate amortization expense for the three months ended June 30, 2018 and 2017 was $132,000 and $113,000, respectively.  Aggregate amortization expense for the six months ended June 30, 2018 and 2017 was $245,000 and $196,000, respectively.  Estimated amortization expense for the remainder of 2018 and the next five years is as follows:

Remainder of 2018	$256,000
2019	510,000
2020	510,000
2021	510,000
2022	510,000
2023	510,000

16.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects.  At June 30, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $5.6 million and $5.8 million, respectively.  These balances are reflected in other assets on the consolidated balance sheet.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $4.5 million and $5.3 million at June 30, 2018 and December 31, 2017, respectively.  The Company expects to fulfill these commitments over the next eight to ten years.

During the three months ended June 30, 2018 and 2017, the Company recognized amortization expense of $122,000 and $36,000, respectively, which was included within income tax expense on the consolidated statements of income. During the six months ended June 30, 2018 and 2017, the Company recognized amortization expense of $243,000 and $90,000, respectively.

Additionally, during the three months ended June 30, 2018 and 2017, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $138,000 and $44,000, respectively.  During the six months ended June 30, 2018 and 2017, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $277,000 and $110,000, respectively.  During the three and six months ended June 30, 2018 and 2017, the Company incurred no impairment losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Selected financial ratios and other data: (1)	2018	2017	2018	2017
Performance ratios:
Return on average assets (2)	1.40%	1.27%	1.34%	0.78%
Return on average equity (3)	12.56%	11.60%	12.00%	6.99%
Interest rate spread (4)	3.12%	3.34%	3.19%	3.26%
Net interest margin (5)	3.36%	3.46%	3.41%	3.38%
Noninterest expense to average assets	2.28%	2.36%	2.38%	2.83%
Efficiency ratio (6)	57.75%	54.71%	58.35%	68.29%
Average interest-earning assets to average interest-bearing liabilities	127.25%	124.72%	126.99%	124.62%
Capital ratios:
Average equity to average assets	11.15%	10.97%	11.17%	11.09%
Equity to assets, end of period	10.88%	11.18%	10.88%	11.18%
Tier 1 leverage ratio (Bank only)	10.23%	10.14%	10.23%	10.14%
Common equity Tier 1 capital (Bank only)	13.16%	13.78%	13.16%	13.78%
Tier 1 risk-based capital ratio (Bank only)	13.16%	13.78%	13.16%	13.78%
Total risk-based capital ratio (Bank only)	14.18%	14.83%	14.18%	14.83%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	0.51%	0.58%	0.51%	0.58%
Nonperforming assets to average assets (8)	0.58%	0.71%	0.58%	0.73%
Nonperforming assets to total assets at end of period	0.57%	0.72%	0.57%	0.72%
Allowance for loan losses as a percent of loans	1.01%	1.04%	1.01%	1.04%
Allowance for loan losses as a percent of nonperforming loans (7)	198.38%	182.32%	198.38%	182.32%
Total classified assets as a percent of Tier 1 Capital (Bank only)	17.01%	16.92%	17.01%	16.92%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	14.12%	12.99%	14.12%	12.99%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	15.78%	15.72%	15.78%	15.72%
Net chargeoffs as a percent of average loans	0.01%	0.03%	0.01%	0.20%
Total 90+ days past due as a percent of net loans	0.40%	0.41%	0.40%	0.41%
Per share data:
Basic earnings per common share (9)	$0.19	$0.16	$0.36	$0.20
Diluted earnings per common share (9)	0.19	0.16	0.36	0.20
Book value per common share (10)	6.04	5.74	6.04	5.74
Tangible book value per common share (11)	5.56	5.27	5.56	5.27
Cash dividend per common share	0.060	0.030	0.120	0.060
Dividend payout ratio (12)	31.58%	18.77%	33.24%	30.57%

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

Material Changes in Financial Condition at June 30, 2018 and December 31, 2017

Cash and cash equivalents increased $20.1 million from December 31, 2017 to June 30, 2018.  The increase was primarily due to additional fed funds sold that were on hand at June 30, 2018 to facilitate customer transactions expected on the first business day of July, 2018.

Available for sale securities decreased $22.9 million during the first half of 2018.  The decrease in the available for sale securities balance since December 31, 2017 was mainly the result of pay downs, amortization of premiums/discounts on the securities and sales totaling $10.4 million.  The sales were completed to provide additional liquidity for lending activity.  In addition, the unrealized loss in the available for sale portfolio was $1.1 million at December 31, 2017, compared to a net unrealized loss of $8.0 million at June 30, 2018.  The increase in interest rates during the first half of 2018 impacted the change in unrealized losses.

Held to maturity securities declined $1.6 million at June 30, 2018 compared to December 31, 2017.  This change was primarily the result of pay downs and the amortization of premiums/discounts on the securities.

Net loans increased $99.9 million to $2.1 billion during the first six months of 2018 primarily as a result of growth in the commercial loan portfolio.  Commercial loan balances were $900.8 million at June 30, 2018 compared to $822.6 million at December 31, 2017.    Residential one-to four-family mortgage loans increased $9.2 million during the last six months and consumer loan balances increased $11.4 million for the same period.  See Note 6 to the consolidated financial statements for additional information regarding the composition of loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $21.4 million at June 30, 2018, up from $21.2 million reported at December 31, 2017.   The increase in the allowance was primarily driven by the increase in loan balances.  The allowance for loan losses as a percentage of loans was 1.01% at June 30, 2018, compared to 1.05% at December 31, 2017.

The allowance for loan losses as a percentage of nonperforming loans was 198.4% at June 30, 2018, compared to 181.17% at December 31, 2017.  Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”.  As of June 30, 2018, the Company evaluated 24 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans, including purchase credit impaired loans, was $24.9 million at June 30, 2018 as compared to $27.4 million at December 31, 2017.

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

TDR loans aggregated $18.2 million at June 30, 2018 compared to $19.8 million at December 31, 2017.  Of the $18.2 million at June 30, 2018, $15.9 million were performing loans according to their modified terms.  The remaining balance of TDR loans of $2.3 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $10.8 million, or 0.51% of loans, at June 30, 2018, compared to $11.7 million, or 0.58% of loans, at December 31, 2017.

Loans held for sale, carried at lower of cost or market, were $0 at June 30, 2018, compared to $211,000 at December 31, 2017.  Loans held for sale, carried at fair value, were $107.7 million at June 30, 2018, compared to $83.8 million at December 31, 2017.  The change was due to increased volume of both conventional as well as construction loans.  These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination.  Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Real estate owned and other repossessed assets decreased $376,000 to $877,000 primarily due to sales exceeding acquisitions during the six months ended June 30, 2018.  Real estate owned and other repossessed assets are recorded at the fair market value of the property less costs to sell. Appraisals are obtained at least annually on real estate properties that exceed $1.0 million in value. A valuation allowance may be established on any property to properly reflect the asset at fair value.

Goodwill and other intangible assets decreased to $24.0 million during the first six months of 2018, which was primarily due to the amortization of the customer list and core deposit intangibles.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI.  Home Savings recognized $866,000 as other non-interest income based on the change in cash value of the policies in the six months ended June 30, 2018 compared to $768,000 for the six months ended June 30, 2017.

Total deposits increased $178.6 million from $2.0 billion at December 31, 2017, to $2.1 billion at June 30, 2018.  The increase in deposits is primarily the result of growth in customer deposits (excluding brokered certificates of deposits) which totaled $145.9 million for the six months ended June 30, 2018.  Non-interest bearing customer deposits grew $28.1 million during the first six months of 2018 while interest bearing customer deposits grew $117.8 million.  Growth in money market accounts and certificate of deposit balances drove the majority of the increase in interest bearing deposits.  Brokered deposits grew by $32.7 million for the six months end June 30, 2018.  Proceeds from this increase were used to pay down FHLB advances.

FHLB advances decreased from $356.5 million at December 31, 2017 to $296.9 million at June 30, 2018.  The change was primarily due to an increase in customer and brokered deposit balances that were used to pay down FHLB advances.

Shareholders’ equity increased $7.2 million to $301.5 million at June 30, 2018 from $294.3 million at December 31, 2017.  The increase is primarily due to the $18.1 million of net income earned during the period offset by dividends paid to shareholders of $6.0 million.  In addition, a negative change in accumulated other comprehensive income of $5.4 million also offset the increase due to earnings.

Book value per common share as of June 30, 2018 was $6.04 as compared to $5.91 per common share as of December 31, 2017. Book value per share is calculated as total shareholders’ equity divided by the number of common shares outstanding. Tangible book value per share is calculated as total shareholders’ equity less goodwill and other intangible assets divided by the number of common shares outstanding.

Material Changes in Results of Operations for the Three Months Ended

June 30, 2018 and June 30, 2017

Net Income. United Community recognized net income for the three months ended June 30, 2018, of $9.5 million, or $0.19 per diluted common share compared to net income of $8.2 million for the three months ended June 30, 2017, or $0.16 per diluted share.  The continued growth in net interest income from higher earning assets, strong credit metrics, a lower provision for loan loss allowance along with a strong focus on expense control and change in tax law have all contributed to the increase in net income.

Net Interest Income. Net interest income was $21.3 million in the second quarter of 2018 up from the $20.5 million recorded in the second quarter of 2017.  The growth of interest earning assets drove this increase offset by a 10 basis point decline in the net interest margin.  Net interest margin was 3.36% for the second quarter of 2018 compared to 3.46% in the second quarter of 2017.  The net interest margin was positively impacted in the second quarter of 2017 by the recognition of additional purchase accounting accretion related to the acquisition completed in the first quarter of 2017.  The yield on interest earning assets increased 23 basis points year over year driven by an increase in yield on total loans of 18 basis points.  The yield on loans increased due to increases in market rates, the subsequent repricing of floating and adjustable rate loans and the accretion of purchase accounting adjustments.  The yield on securities was down 9 basis points compared to a year ago due to the passage of the Tax Cuts and Jobs Act of 2017 in December 2017 which negatively impacts the yield on tax exempt securities in 2018.

Interest income increased by $3.0 million in the second quarter of 2018 compared to the same period in 2017, to $26.8 million from $23.8 million. The increase is primarily a result of an increase in average earning assets of $157.3 million along with the increase in the yield on average interest earning assets of 23 basis points.  Average total loans, net increased $223.4 million in the second quarter of 2018 compared to the same period in 2017 while average securities declined $67.8 million during this same period.  Interest income from total loans, net increased to $24.3 million for the quarter ended June 30, 2018 compared to $20.9 million for the same period in 2017.  Income from securities decreased $533,000 for the quarter ended June 30, 2018 compared to the quarter ended June 30, 2017.

Interest expense increased by $2.3 million in the second quarter of 2018 to $5.4 million compared to the same period in 2017. This increase was primarily due to a $85.5 million increase in average interest-bearing liabilities due to growth along with a 43 basis point increase in the cost of interest-bearing liabilities.  The increase in the cost of interest-bearing liabilities was primarily due to increases in market rates.  The cost of average interest-bearing deposits increased 38 basis points to 88 basis points for the three months ended June 30, 2018 from 50 basis points for the three months ended June 30, 2017.  The cost of average borrowed funds increased to 2.21% for the quarter ending June 30, 2018 compared to 1.26% for the quarter ended June 30, 2017.

	For the Three Months Ended June 30,
	2018 vs. 2017
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$916	$2,347	$3,263
Loans held for sale	12	128	140
Securities:
Available for sale-taxable	3	(289)	(286)
Available for sale-nontaxable	(108)	(82)	(190)
Held to maturity-taxable	3	(59)	(56)
Held to maturity-nontaxable	19	(20)	(1)
Federal Home Loan Bank stock	47	—	47
Other interest earning assets	49	3	52
Total interest earning assets	$941	$2,028	$2,969
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$(1)	$—	$(1)
Checking accounts	464	4	468
Customer certificates of deposit	702	275	977
Brokered certificates of deposit	272	87	359
Federal Home Loan Bank advances:
Long-term advances	117	6	123
Short-term advances	484	(95)	389
Repurchase agreements and other	(4)	(4)	(8)
Total interest bearing liabilities	$2,034	$273	2,307
Change in net interest income			$662

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized negative loan loss provision of $138,000 in the second quarter of 2018, compared to $842,000 in the second quarter of 2017.  The decrease in provision expense in the second quarter of 2018 was primarily driven by improving credit quality and fewer net charge-offs.

Noninterest Income. Non-interest income was $5.9 million in the second quarter of 2018 compared to $7.1 million in the second quarter of 2017.  The majority of the difference between periods was due to a $912,000 change in mortgage banking income.  The decline in mortgage banking income was primarily due to competitive conditions which compressed the Company’s margin in this business unit even as saleable origination volumes were greater.  In addition, during the second quarter of 2017, the Company recognized $301,000 in security gains compared to $94,000 for the second quarter of 2018.

Noninterest Expense. Non-interest expense increased to $15.5 million during the second quarter of 2018 compared to $15.2 million during the second quarter of 2018.  The increase is primarily due to normal increases in salaries and employee benefits along with small increases in other expense categories.

Income Taxes. During the three months ended June 30, 2018, the Company recognized tax expense of $2.2 million on pre-tax income of $11.8 million, compared to tax expense of $3.4 million on pre-tax income of $11.6 million for the three months ended June 30, 2017.  The decline in tax expense was primarily due to the reduction in the Company’s tax rate to 21% from 35% due to the passage of the Tax Cuts and Jobs Act of 2017 on December 22, 2017.  See Note 14 to the consolidated financial statements for additional information regarding the composition of income taxes.

Material Changes in Results of Operations for the Six Months Ended

June 30, 2018 and June 30, 2017

Net Income. United Community recognized net income for the six months ended June 30, 2018, of $18.1 million, or $0.36 per diluted common share compared to net income of $9.7 million for the six months ended June 30, 2017, or $0.20 per diluted share.  The results for the first six months of 2017 were negatively impacted by the recognition of $5.0 million of merger expense related to the acquisition of OLCB.  The continued growth in net interest income from higher earning assets, reduced loan loss provision along with a strong focus on expense control have all contributed to the increase in net income.

Net Interest Income. Net interest income was $42.8 million in the first six months of 2018 up from the $39.0 million recorded in the first six months of 2017.  The growth of interest earning assets drove this increase along with a 3 basis point improvement in the net interest margin.  Net interest margin was 3.41% for the first six months of 2018 compared to 3.38% in the first six months of 2017.  The yield on interest earning assets increased 33 basis points year over year driven by an increase in yield on total loans of 27 basis points.  The yield on loans increased due to increases in market rates, the subsequent repricing of floating and adjustable rate loans and the accretion of purchase accounting adjustments.  The yield on securities was down 6 basis points compared to a year ago but the passage of the Tax Cuts and Jobs Act of 2017 in December 2017 negatively impacts the yield on tax exempt securities in 2018.

Interest income increased by $8.1 million in the first six months of 2018 compared to the same period in 2017, to $52.7 million from $44.6 million. The increase is primarily a result of an increase in average earning assets of $187.3 million along with an increase in the yield on average interest earning assets of 33 basis points.  Average total loans, net increased $277.9 million in the first six months compared to the same period in 2017 while average securities declined $81.5 million during this same period.  Interest income from total loans, net increased to $47.9 million for the six months ended June 30, 2018 compared to $39.1 million for the same period in 2017.  Income from securities decreased to $4.3 million for the six months ended June 30, 2018 compared to $5.4 million for the six months ended June 30, 2017.

Interest expense increased by $4.2 million in the first six months of 2018 to $9.9 million compared to the same period in 2017. This increase was primarily due to a $104.8 million increase in average interest-bearing liabilities due to growth along with a 41 basis point increase in the cost of interest-bearing liabilities.  The increase in the cost of interest-bearing liabilities was primarily due to increases in market rates interest rates.  The cost of average interest-bearing deposits increased 35 basis points to 83 basis points for the six months ended June 30, 2018 from 48 basis points for the six months ended June 30, 2017.  The cost of average borrowed funds increased to 2.01% for the six months ending June 30, 2018 compared to 1.11% for the six months ended June 30, 2017.

	For the Six Months Ended June 30,
	2018 vs. 2017
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$2,614	$5,849	$8,463
Loans held for sale	75	262	337
Securities:
Available for sale-taxable	55	(728)	(673)
Available for sale-nontaxable	(211)	(128)	(339)
Held to maturity-taxable	25	(124)	(99)
Held to maturity-nontaxable	(19)	(13)	(32)
Federal Home Loan Bank stock	108	5	113
Other interest earning assets	69	(20)	49
Total interest earning assets	$2,716	$5,103	$7,819
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$(4)	$—	$(4)
Checking accounts	797	21	818
Customer certificates of deposit	1,148	573	1,721
Brokered certificates of deposit	482	262	744
Federal Home Loan Bank advances:
Long-term advances	194	12	206
Short-term advances	970	(199)	771
Repurchase agreements and other	(8)	(8)	(16)
Total interest bearing liabilities	$3,579	$661	4,240
Change in net interest income			$3,579

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $269,000 in the first six months of 2018, compared to $2.3 million in the first six months of 2017.  Provision expense in the first six months of 2017 was primarily driven by net charge-offs totaling $1.7 million while there has only been $66,000 in net charge-offs during the first six months of 2018.  Improving credit quality continues to drive the low levels of loan loss provision.

Noninterest Income. Non-interest income was $11.7 million in the first six months of 2018 compared to $12.5 million in the first six months of 2017.  The primary driver of the decrease was mortgage banking income which was down $877,000 year over year.  The decrease was primarily due to margin compression offset by increased saleable volume.

Noninterest Expense. Non-interest expense decreased to $32.1 million during the first six months of 2018 compared to $35.5 million during the first six months of 2017.  The decrease is primarily due to $5.0 million in merger expense incurred during the first quarter of 2017.  Offsetting this was an increase in salaries and employee benefits expense of $1.2 million.

Income Taxes. During the six months ended June 30, 2018, the Company recognized tax expense of $4.0 million on pre-tax income of $22.1 million, compared to tax expense of $3.9 million on pre-tax income of $13.7 million for the three months ended June 30, 2017.  The increased pre-tax income discussed above was the primary reason for the increased income tax offset by a reduction in the Company’s tax rate to 21% from 35% due to the passage of the Tax Cuts and Jobs Act of 2017 on December 22, 2017.  See Note 14 to the consolidated financial statements for additional information regarding the composition of income taxes.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal source of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At June 30, 2018, approximately $493.3 million of Home Savings’ certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At June 30, 2018, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $583.5 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended June 30, 2018 and 2017. Average balance calculations were based on daily balances.

	For the Three Months Ended June 30,
	2018			2017
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$2,075,307	$23,275	4.49%	$1,863,525	$20,012	4.30%
Loans held for sale	91,836	1,012	4.42%	80,205	872	4.35%
Total loans, net	2,167,143	24,287	4.48%	1,943,730	20,884	4.30%
Securities:
Available for sale-taxable	207,908	1,193	2.30%	258,217	1,479	2.29%
Available for sale-nontaxable (2)	50,710	429	3.38%	59,209	619	4.18%
Held to maturity-taxable	70,406	398	2.26%	80,817	454	2.25%
Held to maturity-nontaxable (2)	11,265	78	2.77%	9,843	79	3.21%
Total securities	340,289	2,098	2.47%	408,086	2,631	2.58%
Federal Home Loan Bank stock	19,324	274	5.67%	19,324	227	4.70%
Other interest earning assets	23,831	92	1.55%	22,129	40	0.72%
Total interest earning assets	2,550,587	26,751	4.20%	2,393,269	23,782	3.97%
Non-interest earning assets	174,270			180,524
Total assets	$2,724,857			$2,573,793
Interest bearing liabilities:
Deposits:
Checking accounts	$638,910	948	0.60%	$633,276	480	0.30%
Savings accounts	307,250	26	0.03%	308,683	27	0.03%
Certificates of deposit
Customer certificates of deposit	608,079	2,143	1.41%	504,397	1,166	0.92%
Brokered certificates of deposit	164,400	673	1.64%	133,082	314	0.94%
Total certificates of deposit	772,479	2,816	1.46%	637,479	1,480	0.93%
Total interest bearing deposits	1,718,639	3,790	0.88%	1,579,438	1,987	0.50%
Federal Home Loan Bank advances
Long-term advances	48,799	493	4.05%	48,019	370	3.08%
Short-term advances	236,747	1,083	1.83%	286,604	694	0.97%
Total Federal Home Loan Bank advances	285,546	1,576	2.21%	334,623	1,064	1.27%
Repurchase agreements and other	195	—	0.00%	4,844	8	0.66%
Total borrowed funds	285,741	1,576	2.21%	339,467	1,072	1.26%
Total interest bearing liabilities	$2,004,380	5,366	1.07%	$1,918,905	3,059	0.64%
Non-interest bearing liabilities
Noninterest-bearing deposits	376,905			333,784
Other noninterest-bearing liabilities	39,839			38,771
Total noninterest bearing liabilities	416,744			372,555
Total liabilities	$2,421,124			$2,291,460
Shareholders’ equity	303,733			282,333
Total liabilities and equity	$2,724,857			$2,573,793
Net interest income and interest rate spread		$21,385	3.12%		$20,723	3.33%
Net interest margin			3.36%			3.46%
Average interest earning assets to average interest bearing liabilities			127.25%			124.72%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

	For the Six Months Ended June 30,
	2018			2017
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$2,050,922	$46,035	4.49%	$1,785,202	$37,572	4.21%
Loans held for sale	86,289	1,870	4.37%	74,067	1,533	4.14%
Total loans, net	2,137,211	47,905	4.48%	1,859,269	39,105	4.21%
Securities:
Available for sale-taxable	209,611	2,408	2.30%	272,914	3,081	2.26%
Available for sale-nontaxable (2)	52,712	901	3.42%	59,285	1,240	4.18%
Held to maturity-taxable	71,511	820	2.29%	82,228	919	2.24%
Held to maturity-nontaxable (2)	10,252	141	2.75%	11,140	173	3.11%
Total securities	344,086	4,270	2.48%	425,567	5,413	2.54%
Federal Home Loan Bank stock	19,324	554	5.73%	19,116	441	4.61%
Other interest earning assets	23,159	169	1.47%	32,537	120	0.74%
Total interest earning assets	2,523,780	52,898	4.19%	2,336,489	45,079	3.86%
Non-interest earning assets	175,520			173,537
Total assets	$2,699,300			$2,510,026
Interest bearing liabilities:
Deposits:
Checking accounts	$622,221	1,635	0.53%	$599,279	817	0.27%
Savings accounts	305,455	53	0.03%	305,198	57	0.04%
Certificates of deposit
Customer certificates of deposit	595,041	3,960	1.34%	486,639	2,239	0.92%
Brokered certificates of deposit	164,782	1,239	1.52%	116,324	495	0.85%
Total certificates of deposit	759,823	5,199	1.38%	602,963	2,734	0.91%
Total interest bearing deposits	1,687,499	6,887	0.82%	1,507,440	3,608	0.48%
Federal Home Loan Bank advances
Long-term advances	48,702	924	3.83%	47,921	718	3.00%
Short-term advances	250,956	2,072	1.66%	316,660	1,301	0.82%
Total Federal Home Loan Bank advances	299,658	2,996	2.02%	364,581	2,019	1.11%
Repurchase agreements and other	204	—	0.00%	2,857	16	1.12%
Total borrowed funds	299,862	2,996	2.01%	367,438	2,035	1.11%
Total interest bearing liabilities	$1,987,361	9,883	1.00%	$1,874,878	5,643	0.60%
Non-interest bearing liabilities
Noninterest-bearing deposits	370,138			320,578
Other noninterest-bearing liabilities	40,280			36,278
Total noninterest bearing liabilities	410,418			356,856
Total liabilities	$2,397,779			$2,231,734
Shareholders’ equity	301,521			278,292
Total liabilities and equity	$2,699,300			$2,510,026
Net interest income and interest rate spread		$43,015	3.19%		$39,436	3.26%
Net interest margin			3.41%			3.38%
Average interest earning assets to average interest bearing liabilities			126.99%			124.62%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates.  As noted, for the quarter ended June 30, 2018 and the year ended December 31, 2017, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended June 30, 2018
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.84%	6.00%	(3.10)%	-20.00%	$(1,433)	(15.00)%	(1.66)%
300	12.08%	6.00%	(1.14)%	-15.00%	(1,009)	(10.00)%	(1.17)%
200	12.25%	7.00%	0.24%	-10.00%	(574)	(7.00)%	(0.66)%
100	12.33%	7.00%	0.84%	-5.00%	(307)	(3.00)%	(0.36)%
Static	12.22%	9.00%	—%	0.00%	—	—%	—%
-100	11.73%	7.00%	(4.02)%	-10.00%	(1,470)	(5.00)%	(1.70)%

Year Ended December 31, 2017
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.38%	6.00%	(6.58)%	-25.00%	$(2,988)	(18.00)%	(3.57)%
300	11.80%	6.00%	(3.17)%	-20.00%	(2,145)	(13.00)%	(2.56)%
200	12.21%	7.00%	0.21%	-15.00%	(1,328)	(8.00)%	(1.59)%
100	12.32%	7.00%	1.11%	-10.00%	(633)	(3.00)%	(0.76)%
Static	12.19%	9.00%	—%	0.00%	—	—%	—%
-100	11.42%	7.00%	(6.29)%	-15.00%	(1,525)	(5.00)%	(1.82)%

For the quarter ended June 30, 2018, and year ended December 31, 2017, it was only meaningful to calculate a drop of 100 basis points.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2018, United Community’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of United Community’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, United Community’s Chief Executive Officer and Chief Financial Officer concluded that United Community’s disclosure controls and procedures as of June 30, 2018 were effective.

Changes in Internal Control over Financial Reporting

There were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended June 30, 2018:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan(1)
April 1 through April 30, 2018	—	$—	—	1,683,830
May 1 through May 31, 2018	10,000	10.54	10,000	1,673,830
June 1 through June 30, 2018	—	—	—	1,673,830
Total	10,000	$10.54	10,000	1,673,830

(1)

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: August 7, 2018	/s/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: August 7, 2018	/s/ Timothy W. Esson
Timothy W. Esson Executive Vice President and Chief Financial Officer
(Principal Financial Officer)