Form 10-Q
period 2018-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2018-11-09
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 49,729,061 common shares as of October 31, 2018.

TABLE OF CONTENTS

		PAGE

Part I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Condensed Consolidated Statements of Financial Condition as of September 30, 2018 (Unaudited) and December 31, 2017		3
Condensed Consolidated Statements of Income and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017 (Unaudited)		4
Condensed Consolidated Statement of Shareholders’ Equity for the Nine Months ended September 30, 2018 and 2017 (Unaudited)		6
Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017 (Unaudited)		7
Notes to Consolidated Financial Statements (Unaudited)		8-59
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	60-68
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	69
Item 4.	Controls and Procedures	70
Part II.OTHER INFORMATION		71
Item 1.	Legal Proceedings	71
Item 1A.	Risk Factors	71
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities (None)	71
Item 4.	Mine Safety Disclosures (None)	71
Item 5.	Other Information (None)	71
Item 6.	Exhibits	72
Signatures		73

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$31,042	$34,365
Federal funds sold	23,223	12,515
Total cash and cash equivalents	54,265	46,880
Securities:
Available for sale, at fair value	242,106	270,561
Held to maturity, (fair value of $74,812 and $82,126, respectively)	78,700	82,911
Loans held for sale, at lower of cost or market	—	211
Loans held for sale, at fair value	95,235	83,541
Loans, net of allowance for loan losses of $21,332 and $21,202	2,148,942	1,999,877
Federal Home Loan Bank stock, at cost	19,144	19,324
Premises and equipment, net	21,449	22,094
Accrued interest receivable	8,551	8,190
Real estate owned and other repossessed assets, net	907	1,253
Goodwill	20,221	20,221
Customer list intangible	2,259	2,060
Core deposit intangible	1,686	1,934
Cash surrender value of life insurance	63,789	62,488
Other assets	31,929	28,360
Total assets	$2,789,183	$2,649,905
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$383,535	$354,970
Interest bearing
Customer deposits	1,553,204	1,445,293
Brokered deposits	415,737	156,476
Total interest bearing deposits	1,968,941	1,601,769
Total deposits	2,352,476	1,956,739
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	49,025	48,536
Short-term Federal Home Loan Bank advances	46,000	308,000
Total Federal Home Loan Bank advances	95,025	356,536
Repurchase agreements and other	238	197
Total borrowed funds	95,263	356,733
Advance payments by borrowers for taxes and insurance	16,494	25,038
Accrued interest payable	1,177	1,097
Accrued expenses and other liabilities	17,730	16,033
Total liabilities	2,483,140	2,355,640
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 49,922,514 and 49,800,126 shares, respectively, outstanding	177,412	177,458
Retained earnings	186,000	167,852
Accumulated other comprehensive loss	(25,783)	(18,685)
Treasury stock, at cost, 4,216,396 and 4,338,784 shares, respectively	(31,586)	(32,360)
Total shareholders’ equity	306,043	294,265
Total liabilities and shareholders’ equity	$2,789,183	$2,649,905

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Interest income
Loans	$24,031	$20,697	$70,065	$58,266
Loans held for sale	1,264	882	3,134	2,415
Securities available for sale, nontaxable	333	416	1,077	1,252
Securities available for sale, taxable	1,176	1,276	3,584	4,357
Securities held to maturity, nontaxable	69	49	181	163
Securities held to maturity, taxable	374	424	1,194	1,343
Federal Home Loan Bank stock dividends	289	253	843	694
Other interest earning assets	154	51	323	171
Total interest income	27,690	24,048	80,401	68,661
Interest expense
Deposits	5,044	2,226	11,931	5,834
Federal Home Loan Bank advances	1,023	1,315	4,019	3,334
Repurchase agreements and other	—	4	—	20
Total interest expense	6,067	3,545	15,950	9,188
Net interest income	21,623	20,503	64,451	59,473
Provision for loan losses	251	721	520	3,038
Net interest income after provision for loan losses	21,372	19,782	63,931	56,435
Non-interest income
Insurance agency income	545	509	1,635	1,454
Brokerage income	339	271	911	894
Deposit related fees	1,494	1,499	4,186	4,200
Mortgage servicing fees	821	760	2,446	2,225
Mortgage servicing rights valuation	(6)	(10)	(17)	(15)
Mortgage servicing rights amortization	(477)	(491)	(1,519)	(1,426)
Other service fees	26	21	125	83
Net gains (losses):
Securities available for sale (includes $0, $236, $233, and $566, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	—	236	233	566
Mortgage banking income	1,409	1,688	3,972	5,128
Real estate owned and other repossessed assets, net	(45)	(73)	(236)	(143)
Debit/credit card fees	1,000	971	3,126	3,220
Trust fees	483	449	1,425	1,151
Other income	557	475	1,530	1,442
Total non-interest income	6,146	6,305	17,817	18,779
Non-interest expense
Salaries and employee benefits	9,107	8,736	28,042	26,460
Occupancy	1,094	1,013	3,144	2,920
Equipment and data processing	2,032	2,303	6,558	6,688
Financial institutions tax	495	348	1,486	1,348
Advertising	340	285	865	674
Amortization of intangible assets	128	113	373	308
FDIC insurance premiums	294	301	872	829
Other insurance premiums	85	115	303	336
Legal and consulting fees	356	156	802	569
Other professional fees	651	666	1,541	1,606
Supervisory fees	34	—	118	—
Real estate owned and other repossessed asset expenses	25	33	95	118
Acquisition costs	—	—	—	4,962
Other expenses	1,131	1,395	3,703	4,112
Total non-interest expenses	15,772	15,464	47,902	50,930
Income before income taxes	11,746	10,623	33,846	24,284
Income tax expense (includes $0, $83, $49 and $198 income tax expense from reclassification items)	2,217	3,067	6,220	7,001
Net income	$9,529	$7,556	$27,626	$17,283

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income	$9,529	$7,556	$27,626	$17,283
Other comprehensive (loss) income
Unrealized (loss) gain on securities, available for sale, net of reclassifications and tax of $(463), $262, $(1,912) and $1,624, respectively	(1,741)	486	(7,194)	3,013
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $10, $18, $26 and $53, respectively	35	33	96	98
Total other comprehensive (loss) income	(1,706)	519	(7,098)	3,111
Comprehensive income	$7,823	$8,075	$20,528	$20,394
Earnings per share
Basic	$0.19	$0.15	$0.55	$0.35
Diluted	0.19	0.15	0.55	0.35

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2018	49,800,126	$177,458	$167,852	$(18,685)	$(32,360)	$294,265
Net income			27,626			27,626
Other comprehensive loss				(7,098)		(7,098)
Stock option exercises	70,101	(292)			524	232
Stock option expense		51				51
Restricted stock grants	83,407	(624)			624	—
Restricted stock forfeitures	(4,599)					—
Restricted stock expense		750			(36)	714
Vesting of Long-term Incentive Plan	36,871	69			275	344
Cash dividend payments ($0.19 per share)			(9,478)			(9,478)
Treasury stock purchases	(63,392)				(613)	(613)
Balance September 30, 2018	49,922,514	$177,412	$186,000	$(25,783)	$(31,586)	$306,043

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2017	46,581,370	$174,360	$152,675	$(21,040)	$(56,189)	$249,806
Net income			17,283			17,283
Other comprehensive income				3,111		3,111
Stock option exercises	80,085	(381)			597	216
Stock option expense		1				1
Restricted stock grants	75,875	(564)			564	—
Restricted stock expense		696				696
Vesting of Long-term Incentive Plan	68,783	87			510	597
Purchase of Ohio Legacy Corp.	3,033,604	3,261			22,555	25,816
Cash dividend payments ($0.10 per share)			(4,970)			(4,970)
Treasury stock purchases	(81,230)				(705)	(705)
Balance September 30, 2017	49,758,487	$177,460	$164,988	$(17,929)	$(32,668)	$291,851

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$27,626	$17,283
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	520	3,038
Mortgage banking income	(6,531)	(1,140)
Changes in fair value on loans held for sale	2,559	(3,988)
Net losses on real estate owned and other repossessed assets sold	236	143
Net gain on available for sale securities sold	(233)	(566)
Amortization of premiums and accretion of discounts	4,311	3,169
Depreciation and amortization	2,030	2,018
Net change in interest receivable	(361)	326
Net change in interest payable	80	506
Net change in prepaid and other assets	(4,746)	1,807
Net change in other liabilities	2,041	3,956
Stock based compensation	765	697
Net principal disbursed on loans originated for sale	(249,923)	(194,232)
Proceeds from sale of loans held for sale	240,181	203,676
Net change in deferred tax assets	3,434	2,047
Cash surrender value of life insurance	(1,301)	(1,189)
Net cash from operating activities	20,688	37,551
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	7,880	19,164
Proceeds from the principal repayments and maturities of securities held to maturity	6,924	11,625
Proceeds from the sale of securities available for sale	10,361	62,906
Proceeds from the sale of real estate owned and other repossessed assets	1,002	1,231
Proceeds from the sale of loans held for investment	150	2,250
Proceeds from the sale of premises and equipment	—	3
Purchases of premises and equipment	(1,360)	(1,943)
Principal disbursed on loans, net of repayments	(124,577)	(172,222)
Loans purchased	(26,489)	(45,350)
Purchase of bank owned life insurance	—	(5,000)
Purchase of securities held to maturity	(3,000)	—
Redemption of FHLB stock	180	—
Net cash received in acquisitions	—	25,635
Net cash from investing activities	(128,929)	(101,701)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	62,533	37,125
Net increase in certificates of deposit	333,455	120,496
Net decrease in advance payments by borrowers for taxes and insurance	(8,544)	(8,297)
Net change in short-term FHLB advances	(262,000)	(86,500)
Net change in repurchase agreements and other borrowed funds	41	(1,092)
Proceeds from the exercise of stock options	232	216
Dividends paid	(9,478)	(4,970)
Purchase of treasury stock	(613)	(705)
Net cash from financing activities	115,626	56,273
Change in cash and cash equivalents	7,385	(7,877)
Cash and cash equivalents, beginning of period	46,880	45,887
Cash and cash equivalents, end of period	$54,265	$38,010

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

United Community Financial Corp. (United Community or the Company) was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of Home Savings and Loan Company of Youngstown, Ohio (Home Savings and Loan) issued upon the conversion of Home Savings and Loan from a mutual savings association to a permanent capital stock savings association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings and Loan.  Immediately following United Community’s acquisition of Ohio Legacy Corp. (OLCB) on January 31, 2017, Home Savings and Loan was merged into Premier Bank & Trust, OLCB’s wholly-owned, state-chartered bank subsidiary (PB&T), and the surviving bank changed its name to Home Savings Bank.  In connection with the OLCB acquisition, United Community became a financial holding company, and Home Savings Bank, its wholly-owned bank subsidiary following the merger (Home Savings or the Bank), is now an Ohio bank.

Home Savings conducts its business from its main office located in Youngstown, Ohio, 35 retail banking offices, 13 loan production centers and three wealth management offices located throughout Ohio, western Pennsylvania, West Virginia, southeast Michigan, Indiana and Kentucky.

On January 29, 2016, United Community acquired James & Sons Insurance.  James & Sons Insurance was merged into HSB Insurance, LLC, a wholly-owned subsidiary of United Community.  HSB Insurance, LLC d/b/a James & Sons Insurance is an insurance agency that offers a wide variety of insurance products for business and residential customers, which include auto, homeowners, life-health, commercial, surety bonds and aviation. On February 28, 2017, HSB Insurance, LLC acquired certain assets of Eich Brothers Insurance. Eich Brothers Insurance is an insurance agency that offers insurance products for business and residential customers, which include auto, commercial, homeowners and life-health.  On July 1, 2017, HSB Insurance, LLC acquired certain assets of Stevens Insurance Agency, which offers insurance products for business and residential customers, including auto, commercial, homeowners and life-health.   On July 1, 2018, HSB Insurance, LLC acquired certain assets of the Steinhauser Insurance  Agency, which offers insurance products for business and residential customers, including auto, commercial, homeowners and life-health.

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

The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the year ending December 31, 2018. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2017.

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

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, ASC 606), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revised when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned.  The majority of the Company’s revenues come from interest income and other sources, including loans and securities, which are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include insurance agency income, brokerage income, deposit related fees, debit/credit card income, trust income and the sale of other real estate owned.  Refer to Note 4, Revenue Recognition for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

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

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02 - Leases (Topic 842) (ASU 2012-02). ASU 2012-02 will require all organizations that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. Additional qualitative and quantitative disclosures will be required so that users can understand more about the nature of an entity’s leasing activities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2018. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements and expects to recognize an increase in other assets and other liabilities for the rights and obligations created by leasing of branch offices.  Additionally, management is currently reviewing contracts to determine if any imbedded lease exists within the scope of this ASU. Management also expects minimal impact in the income statement with respect to occupancy expense related to leases.

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

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10).  ASU 2018-10, among other things, amends Topic 842 affecting narrow aspects of the guidance issued in the amendments in ASU 2016-02.  The amendments in ASU 2018-10 affect the amendments in ASU 2016-02, which are not yet effective, but for which early adoption upon issuance is permitted. For entities that early-adopted Topic 842, the amendments are effective upon issuance of ASU 2018-10, and the transition requirements are the same as those in Topic 842.  The adoption of this guidance is not expected to have an impact of the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements (ASU 2018-11).  ASU 2018-11 provides entities with an additional (and optional) transition method to adopt the new leases standard. Under this new transition method, an entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which it adopts the new leases standard will continue to be in accordance with current GAAP (Topic 840, Leases).

The amendments also provide lessors with a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease component and, instead, to account for those components as a single component if the nonlease components otherwise would be accounted for under the new revenue guidance (Topic 606) and certain criteria are met: If the nonlease component or components associated with the lease component are the predominant component of the combined component, an entity is required to account for the combined component in accordance with Topic 606. Otherwise, the entity must account for the combined component as an operating lease in accordance with Topic 842.

For entities that have not adopted Topic 842 before the issuance of ASU 2018-11, the effective date and transition requirements for the amendments related to separating components of a contract are the same as the effective date and transition requirements in ASU No. 2016-02. For entities that have adopted Topic 842 before the issuance of ASU No. 2018-11, the transition and effective date of the amendments related to separating components of a contract in ASU No. 2018-11 are as follows:

1. The practical expedient may be elected either in the first reporting period following the issuance of this Update or at the original effective date of Topic 842 for that entity.

2. The practical expedient may be applied either retrospectively or prospectively.

All entities, including early adopters, that elect the practical expedient related to separating components of a contract in ASU No. 2018-11 must apply the expedient, by class of underlying asset, to all existing lease transactions that qualify for the expedient at the date elected.  The adoption of this guidance is not expected to have an impact of the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-12, Financial Services—Insurance (Topic 944): Targeted Improvements to the Accounting for Long Duration Contracts (ASU 2018-12).  ASU 2018-12 requires updated assumptions for liability measurement. Assumptions used to measure the liability for traditional insurance contracts, which are typically determined at contract inception, will now be reviewed, and, if there is a change, updated, at least annually, with the effect recorded in net income;

ASU 2018-12 also standardizes the liability discount rate. The liability discount rate will be a standardized, market-observable discount rate (upper-medium grade fixed-income instrument yield), with the effect of rate changes recorded in other comprehensive income;

ASU 2018-12 provides greater consistency in measurement of market risk benefits. The two previous measurement models have been reduced to one measurement model (fair value), resulting in greater uniformity across similar market-based benefits and better alignment with the fair value measurement of derivatives used to hedge capital market risk;

ASU 2018-12 simplifies amortization of deferred acquisition costs. Previous earnings-based amortization methods have been replaced with a more level amortization basis; and require enhanced disclosures. They include roll forwards and information about significant assumptions and the effects of changes in those assumptions.

For public business entities, ASU 2018-12 is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early application is permitted.  The adoption of this guidance is not expected to have an impact of the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13).  ASU 2018-13 modifies the disclosure requirements in Topic 820, eliminating or modifying current disclosures.  It also adds two additional disclosure items that apply only to public companies with assets or liabilities measured under Level 3 of the Fair Value hierarchy.  ASU 2018-13 also revised the disclosure objective for fair value measurements so that companies may assess and reduce the content of fair value disclosures.  ASU 2018-13 becomes effective for all companies beginning after December 15, 2019, and interim periods within those years.   The adoption of this guidance is not expected to have an impact of the Company’s consolidated financial statements.

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

There were 50,000 stock options granted under the 2015 Plan during the nine months ended September 30, 2018 and none granted during the nine months ended September 30, 2017.  Pursuant to the terms of the 2015 Plan, any options granted must be exercised within 10 years from the date of grant.  Expenses related to prior stock option grants are included with salaries and employee benefits. The Company recognized $19,000 and $51,000 in stock option expense for the three and nine months ended September 30, 2018, respectively.  The Company recognized $0 and $1,000 in stock option expense for the three and nine months ended September 30, 2017, respectively.  The Company expects to recognize an additional $19,000 in stock option expense for the remainder of 2018.

A summary of option activity for the nine months ended September 30, 2018 in the 2015 Plan, the 2007 Plan and the 1999 Plan is as follows:

	For the nine months ended
	September 30, 2018
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	260,533	$2.55
Granted	50,000	9.66
Exercised	(70,101)	3.31
Forfeited and expired	—	—
Outstanding at end of period	240,432	3.81	$1,408
Shares subject to options exercisable at end of period	190,432	2.28	$1,408

Information related to stock options for the nine months ended September 30, 2018 and 2017 follows:

	September 30, 2018	September 30, 2017
Intrinsic value of options exercised	$450,000	$487,000
Cash received from option exercises	232,000	216,000
Tax benefit realized from option exercises	67,000	170,523
Weighted average fair value of options granted, per share	$1.54	$—

Information related to stock options granted during the nine months ended September 30, 2018 were as follows:

Nine Months Ended
September 30, 2018
Risk-free interest rate	2.69%
Expected term (years)	5
Expected stock volatility	19.68%
Dividend yield	2.48%

As of September 30, 2018, there were 50,000 nonvested stock options outstanding.

Outstanding stock options at September 30, 2018 have a weighted average remaining life of 3.68 years and may be exercised in the range of $1.20 to $9.66 per share.

Restricted Stock Awards:

The 2007 Plan permitted and the 2015 Plan permits the issuance of restricted stock awards to eligible employees and nonemployee directors. Nonvested shares at September 30, 2018 aggregated 227,651, of which 7,113 are expected to vest during the remainder of 2018, 128,034 in 2019, 37,744 in 2020 and 54,760 in 2021. Expense related to restricted stock awards is charged to salaries and employee benefits and is recognized over the vesting period of the awards based on the fair value of the shares at the grant date. The Company recognized approximately $243,000  and $714,000 in restricted stock award expense for the three and nine months ended September 30, 2018, respectively. The Company recognized approximately $240,000  and $696,000 in restricted stock award expense for the three and nine months ended September 30, 2017, respectively.  The Company expects to recognize additional expenses related to restricted stock awards of approximately $223,000 in 2018, $539,000 in 2019, $310,000 in 2020 and $150,000 in 2021.  The total average per share fair value of shares vested during the nine months ended September 30, 2018 was $9.64.

A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2018 is as follows:

	For the nine months ended
	September 30, 2018
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	277,035	$6.73
Granted	83,407	$10.19
Vested	(128,192)	$6.30
Forfeited	(4,599)	$8.33
Nonvested shares at end of period	227,651	$8.10

Annual Incentive Plan

The Annual Incentive Plan (AIP) provides incentive compensation awards to certain officers of the Company. Annual incentive awards are generally based upon the actual performance of the Company and individual participant performance for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve-month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the AIP are calculated, they are paid in cash and/or restricted stock. The restricted stock vests equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $94,000  and $284,000 in expense for the restricted stock portion of the AIP for the three and nine months ended September 30, 2018 and $416,000 and $1.3 million for the cash portion of the AIP for the three and nine months ended September 30, 2018.  The Company incurred $100,000 and $222,000 in expense for the restricted stock portion of the AIP for the three and nine months ended September 30, 2017 and $431,000 and $1.3 million for the cash portion of the AIP for the three and nine months ended September 30, 2017.

Long-term Incentive Plan

The Long-term Incentive Plan (LTIP) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (PSUs).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $167,000 and $548,000  in expense for the LTIP for the three and nine months ended September 30, 2018.  The Company incurred $146,000 and $295,000 in expense for the LTIP for the three and nine months ended September 30, 2017.

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

Insurance agency income is within the scope of ASC 606.  Approximately 75% of the Company’s insurance agency income is derived from direct-bill customers.  With this arrangement, the customer is billed directly from the insurance carrier.  As a result, the insurance carrier pays a commission to the Company upon completion of the required documentation (policy application or renewal) and recognizes income at that time.  Due to the nature and timing of receipt of these commissions, there will be no change in the manner in which income is recognized.  Agency-billed customers account for approximately 25% of the overall insurance agency income.  Premiums are collected from customers and remitted to the insurance carrier, net of commission, within a short period of time.  At the time the premiums are remitted to the insurance carrier, all work is completed and revenue recognized at that time.  Due to the nature and timing of when the premiums are recognized, there will be no change to the timing of the recognition of insurance agency income.

Debit card fee income is earned as a result of standard interchange fees contractually obligated by Visa to be paid.  Interchange fees are charged to a merchant for the presentment of credit/debit card transactions.  The service is considered complete upon fulfillment of the transaction, which is when the interchange fee is earned and paid.  Credit card fees are paid when earned as a result of an agreement between the bank and a third party provider.  As a result, there is no change to the timing of recognition of this income.

Trust fee income is calculated based on assets under management.  Fees are recognized at the end of the month to which the service has been provided for customers billed monthly.  This amounts to approximately 85% of trust fee income recognized, which is collected within a short period of time after the fee is assessed to the customer.  Quarterly and annual fees are accrued and collected based on the contractual agreements with customers.  Fees are assessed to these customers and paid at the end of each quarter.  Due to the nature and timing of when monthly fees are assessed, there will be no change to the way those fees are currently recognized.  Quarterly and annual fees will continue to be recognized over the period when the fees are earned, regardless of when they are assessed to the customer.

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

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	September 30, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$124,467	$—	$(5,179)	$119,288
States of the U.S. and political subdivisions	48,290	4	(1,271)	47,023
Mortgage-backed GSE securities: residential	79,599	28	(3,832)	75,795
Total	$252,356	$32	$(10,282)	$242,106

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and government sponsored entities' securities	$124,982	$19	$(1,184)	$123,817
States of the U.S. and political subdivisions	58,806	955	(138)	59,623
Mortgage-backed GSE securities: residential	87,917	42	(838)	87,121
Total	$271,705	$1,016	$(2,160)	$270,561

Components of held to maturity securities portfolio are as follows:

	September 30, 2018
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$66,489	$—	$(3,637)	$62,852
States of the U.S. and political subdivisions	12,211	19	(270)	11,960
Total	$78,700	$19	$(3,907)	$74,812

	December 31, 2017
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed GSE securities: residential	$73,682	$—	$(890)	$72,792
States of the U.S. and political subdivisions	9,229	112	(7)	9,334
Total	$82,911	$112	$(897)	$82,126

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	September 30, 2018
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	53,014	51,087
Due after five years through ten years	72,006	68,758
Due after ten years	47,737	46,466
Mortgage-backed GSE securities: residential	79,599	75,795
Total	$252,356	$242,106

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	September 30, 2018
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$3,000	$3,019
Due after one year through five years	—	—
Due after five years through ten years	8,437	8,181
Due after ten years	774	760
Mortgage-backed GSE securities: residential	66,489	62,852
Total	$78,700	$74,812

Securities pledged for public funds were approximately $141.6 million at September 30, 2018 and approximately $129.8 million at December 31, 2017.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at September 30, 2018 are as follows:

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and government sponsored entities	$34,659	$(1,351)	$84,629	$(3,828)	$119,288	$(5,179)
States of the U.S. and political subdivisions	33,187	(694)	13,473	(577)	46,660	(1,271)
Mortgage-backed GSE securities: residential	3,478	(133)	71,646	(3,699)	75,124	(3,832)
Total temporarily impaired securities	$71,324	$(2,178)	$169,748	$(8,104)	$241,072	$(10,282)

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

All of the U.S. treasury and government sponsored entities and mortgage-backed securities available for sale that were temporarily impaired at September 30, 2018 and December 31, 2017, were impaired due to the level of interest rates at the time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income during the three and nine months ended September 30, 2018 and 2017 because the issuer’s securities are of high credit quality (rated AA or higher).  It is likely that management will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell, and more than likely will not be required to sell, these securities before their anticipated recovery.

All of the obligations of U.S. states and political subdivisions held for sale that were temporarily impaired at September 30, 2018 and December 31, 2017, were impaired due to the level of interest rates at the time of purchase compared to current interest rates.  Unrealized losses on these securities have not been recognized into income for the three and nine months ended September 30, 2018 or 2017 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell, and has no intent to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Securities held to maturity that have been in an unrecognized loss position for less than twelve months or twelve months or more are as follows:

	September 30, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$—	$—	$62,852	$(4,550)	$62,852	$(4,550)
States of the U.S. and political subdivisions	8,357	(241)	584	(29)	8,941	(270)
Total temporarily impaired securities	$8,357	$(241)	$63,436	$(4,579)	$71,793	$(4,820)

	December 31, 2017
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed GSE securities: residential	$—	$—	$72,792	$(1,925)	$72,792	$(1,925)
States of the U.S. and political subdivisions	608	(7)	—	—	608	(7)
Total temporarily impaired securities	$608	$(7)	$72,792	$(1,925)	$73,400	$(1,932)

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

All of the mortgage-backed securities held to maturity that were temporarily impaired at September 30, 2018 and December 31, 2017, were impaired due to the level of interest rates at the time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income for the three and nine months ended September 30, 2018 and 2017 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

All of the obligations of U.S. states and political subdivisions held to maturity that were temporarily impaired at September 30, 2018, and December 31, 2017, were impaired due to the level of interest rates at the time of purchase compared to current interest rates.   Unrealized losses on these securities have not been recognized into income for the three and nine months ended September 30, 2018 or 2017 because the issuer’s securities are of high credit quality (rated AA or higher).  It is likely that management will not be required to sell and has no intent to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Proceeds from the sale of available for sale securities were $0 million and $9.7 million, for the three months ended September 30, 2018 and 2017, respectively.  Gross gains of $0 and $236,000 were realized on these sales during the three months ended September 30, 2018 and 2017, respectively.  Gross losses of $0 and $0 were realized on these sales during these same periods.

Proceeds from the sale of available for sale securities were $10.4 million and $62.9 million, for the nine months ended September 30, 2018 and 2017, respectively.  Gross gains of $233,000 and $610,000 were realized on these sales during the nine months ended September 30, 2018 and 2017, respectively.  Gross losses of $0 and $44,000 were realized during the nine months ended September 30, 2018 and 2017, respectively.

6.	LOANS

Portfolio loans consist of the following:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Commercial loans
Multifamily	$139,938	$120,480
Nonresidential	408,938	381,611
Land	16,129	15,162
Construction	132,961	116,863
Secured	226,657	177,994
Unsecured	7,144	10,506
Total commercial loans	931,767	822,616
Residential mortgage loans
One-to four-family	909,626	870,939
Construction	39,396	49,092
Total residential mortgage loans	949,022	920,031
Consumer loans
Home equity	187,878	195,852
Auto	82,219	64,364
Marine	1,276	1,526
Recreational vehicle	4,546	5,696
Other	7,189	6,056
Total consumer loans	283,108	273,494
Total loans	2,163,897	2,016,141
Less:
Allowance for loan losses	21,332	21,202
Deferred loan costs, net	(6,377)	(4,938)
Total	14,955	16,264
Loans, net	$2,148,942	$1,999,877

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of September 30, 2018 and December 31, 2017 and activity for the three and nine months ended September 30, 2018 and 2017.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended September 30, 2018
Beginning balance	$12,808	$5,867	$2,730	$21,405
Provision (recovery)	(128)	255	124	251
Charge-offs	(303)	(203)	(141)	(647)
Recoveries	205	62	56	323
Ending balance	$12,582	$5,981	$2,769	$21,332
For the nine months ended September 30, 2018
Beginning balance	$12,542	$5,860	$2,800	$21,202
Provision	5	342	173	520
Charge-offs	(378)	(384)	(410)	(1,172)
Recoveries	413	163	206	782
Ending balance	$12,582	$5,981	$2,769	$21,332
As of September 30, 2018
Period-end amount allocated to:
Loans individually evaluated for impairment	$514	$817	$306	1,637
Loans collectively evaluated for impairment	12,068	5,164	2,463	19,695
Loans acquired with deteriorated credit quality	—	—	—	—
Ending balance	$12,582	$5,981	$2,769	$21,332
Period-end balances:
Loans individually evaluated for impairment	3,108	13,764	5,925	22,797
Loans collectively evaluated for impairment	927,576	935,258	277,183	2,140,017
Loans acquired with deteriorated credit quality	1,083	—	—	1,083
Ending balance	$931,767	$949,022	$283,108	$2,163,897

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
For the three months ended September 30, 2017
Beginning balance	$10,821	$5,968	$2,871	$19,660
Provision	512	369	(160)	721
Charge-offs	(12)	(427)	(147)	(586)
Recoveries	361	136	263	760
Ending balance	$11,682	$6,046	$2,827	$20,555
For the nine months ended September 30, 2017
Beginning balance	$10,824	$5,538	$2,725	$19,087
Provision	1,537	1,234	267	3,038
Charge-offs	(1,335)	(930)	(626)	(2,891)
Recoveries	656	204	461	1,321
Ending balance	$11,682	$6,046	$2,827	$20,555
As of December 31, 2017
Period-end amount allocated to:
Loans individually evaluated for impairment	$516	$1,145	$398	$2,059
Loans collectively evaluated for impairment	11,971	4,715	2,402	19,088
Loans acquired with deteriorated credit quality	55	—	—	55
Ending balance	$12,542	$5,860	$2,800	$21,202
Period-end balances:
Loans individually evaluated for impairment	$3,356	$16,140	$6,754	$26,250
Loans collectively evaluated for impairment	818,066	903,891	266,740	1,988,697
Loans acquired with deteriorated credit quality	1,194	—	—	1,194
Ending balance	$822,616	$920,031	$273,494	$2,016,141

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  As of September 30, 2018, the Company evaluated 25 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

The following table presents loans individually evaluated for impairment by class of loans as of and for nine months ended September 30, 2018:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$25	$—	$—	$—	$—	$—
Nonresidential	624	134	—	108	5	5
Land	—	—	—	5	—	—
Construction	2,447	—	—	—	—	—
Secured	1,169	921	—	906	1	1
Unsecured	474	—	—	—	8	8
Total commercial loans	4,739	1,055	—	1,019	14	14
Residential mortgage loans
One-to four-family	6,578	5,424	—	5,558	117	92
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,578	5,424	—	5,558	117	92
Consumer loans
Home equity	1,262	1,044	—	1,076	17	15
Auto	26	19	—	29	1	1
Marine	553	181	—	181	—	—
Recreational vehicle	652	218	—	146	15	9
Other	21	21	—	10	1	1
Total consumer loans	2,514	1,483	—	1,442	34	26
Total	$13,831	$7,962	$—	$8,019	$165	$132
With a specific allowance recorded
Commercial loans
Multifamily	$422	$275	$28	$275	$—	$—
Nonresidential	1,216	1,210	13	1,320	65	65
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	819	568	473	576	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	2,457	2,053	514	2,171	65	65
Residential mortgage loans
One-to four-family	8,455	8,340	817	9,430	378	291
Construction	—	—	—	—	—	—
Total residential mortgage loans	8,455	8,340	817	9,430	378	291
Consumer loans
Home equity	4,156	4,074	289	4,398	215	165
Auto	—	—	—	—	—	—
Marine	93	93	1	96	5	4
Recreational vehicle	287	275	16	364	17	13
Other	—	—	—	—	—	—
Total consumer loans	4,536	4,442	306	4,858	237	182
Total	15,448	14,835	1,637	16,459	680	538
Total impaired loans	$29,279	$22,797	$1,637	$24,478	$845	$670

The following table presents loans individually evaluated for impairment by class of loans as of and for nine months ended September 30, 2017:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$466	$402	$—	$309	$3	$3
Nonresidential	673	153	—	818	6	6
Land	715	9	—	15	—	—
Construction	2,467	—	—	—	—	—
Secured	263	210	—	195	1	1
Unsecured	194	—	—	—	—	—
Total commercial loans	4,778	774	—	1,337	10	10
Residential mortgage loans
One-to four-family	6,793	5,814	—	6,025	81	73
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,793	5,814	—	6,025	81	73
Consumer loans
Home equity	1,556	1,177	—	1,477	11	11
Auto	8	1	—	9	—	—
Marine	540	169	—	200	—	—
Recreational vehicle	809	389	—	220	12	12
Other	1	1	—	—	—	—
Total consumer loans	2,914	1,737	—	1,906	23	23
Total	$14,485	$8,325	$—	$9,268	$114	$106
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	1,582	1,548	16	2,010	86	85
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	—	—	—	43	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	1,582	1,548	16	2,053	86	85
Residential mortgage loans
One-to four-family	11,042	10,904	1,169	10,799	385	343
Construction	—	—	—	—	—	—
Total residential mortgage loans	11,042	10,904	1,169	10,799	385	343
Consumer loans
Home equity	5,132	5,055	387	5,173	214	199
Auto	—	—	—	—	—	—
Marine	102	102	1	105	4	4
Recreational vehicle	432	420	23	616	14	14
Other	—	—	—	—	—	—
Total consumer loans	5,666	5,577	411	5,894	232	217
Total	18,290	18,029	1,596	18,746	703	645
Total impaired loans	$32,775	$26,354	$1,596	$28,014	$817	$751

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$41	$—	$—
Nonresidential	651	144	—
Land	716	9	—
Construction	2,467	—	—
Secured	1,042	894	—
Unsecured	187	—	—
Total commercial loans	5,104	1,047	—
Residential mortgage loans
One-to four-family	6,432	5,441	—
Construction	—	—	—
Total residential mortgage loans	6,432	5,441	—
Consumer loans
Home equity	1,399	1,059	—
Auto	29	14	—
Marine	553	181	—
Recreational vehicle	578	151	—
Other	3	3	—
Total consumer loans	2,562	1,408	—
Total	$14,098	$7,896	$—
With a specific allowance recorded
Commercial loans
Multifamily	$422	$275	$28
Nonresidential	1,455	1,423	16
Land	—	—	—
Construction	—	—	—
Secured	893	611	472
Unsecured	—	—	—
Total commercial loans	2,770	2,309	516
Residential mortgage loans
One-to four-family	10,874	10,699	1,145
Construction	—	—	—
Total residential mortgage loans	10,874	10,699	1,145
Consumer loans
Home equity	4,921	4,840	377
Auto	—	—	—
Marine	100	100	1
Recreational vehicle	418	406	20
Other	—	—	—
Total consumer loans	5,439	5,346	398
Total	19,083	18,354	2,059
Total impaired loans	$33,181	$26,250	$2,059

The following table presents the average balance, interest income recognized and cash basis income recognized for loans individually evaluated for impairment by class of loans for the three months ended September 30, 2018:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	136	1	1
Land	—	—	—
Construction	—	—	—
Secured	914	—	—
Unsecured	—	8	8
Total commercial loans	1,050	9	9
Residential mortgage loans
One-to four-family	5,709	41	32
Construction	—	—	—
Total residential mortgage loans	5,709	41	32
Consumer loans
Home equity	1,134	6	4
Auto	21	1	1
Marine	181	—	—
Recreational vehicle	159	9	4
Other	11	1	1
Total consumer loans	1,506	17	10
Total	$8,265	$67	$51
With a specific allowance recorded
Commercial loans
Multifamily	$275	$—	$—
Nonresidential	1,221	13	13
Land	—	—	—
Construction	—	—	—
Secured	568	—	—
Unsecured	—	—	—
Total commercial loans	2,064	13	13
Residential mortgage loans
One-to four-family	8,401	147	98
Construction	—	—	—
Total residential mortgage loans	8,401	147	98
Consumer loans
Home equity	4,138	92	56
Auto	—	—	—
Marine	94	2	1
Recreational vehicle	328	8	4
Other	—	—	—
Total consumer loans	4,560	102	61
Total	15,025	262	172
Total impaired loans	$23,290	$329	$223

The following table presents the average balance, interest income recognized and cash basis income recognized for loans individually evaluated for impairment by class of loans for the three months ended September 30, 2017:

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

Home Savings reclassifies a collateralized mortgage loan and a consumer loan secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at September 30, 2018 and December 31, 2017, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	September 30, 2018		December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$3,982	$3,735	$2,588	$2,428
Consumer loans in process of foreclosure	938	840	613	608

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of September 30, 2018:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of September 30, 2018

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$275	$—
Nonresidential	1,101	—
Land	—	—
Construction	—	—
Secured	1,489	—
Unsecured	—	—
Total commercial loans	2,865	—
Residential mortgage loans
One-to four-family	4,426	—
Construction	—	—
Total residential mortgage loans	4,426	—
Consumer Loans
Home equity	1,431	—
Auto	42	—
Marine	181	—
Recreational vehicle	98	—
Other	18	—
Total consumer loans	1,770	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$9,061	$—

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of December 31, 2017:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2017

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$275	$—
Nonresidential	1,218	—
Land	9	—
Construction	—	—
Secured	1,505	—
Unsecured	—	—
Total commercial loans	3,007	—
Residential mortgage loans
One-to four-family	6,076	—
Construction	—	—
Total residential mortgage loans	6,076	—
Consumer Loans
Home equity	2,074	—
Auto	155	—
Marine	181	—
Recreational vehicle	208	—
Other	2	—
Total consumer loans	2,620	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$11,703	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of September 30, 2018:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$275	$275	$139,663	$139,938
Nonresidential	—	—	1,087	1,087	407,851	408,938
Land	—	—	—	—	16,129	16,129
Construction	—	—	—	—	132,961	132,961
Secured	95	—	1,489	1,584	225,073	226,657
Unsecured	—	—	—	—	7,144	7,144
Total commercial loans	95	—	2,851	2,946	928,821	931,767
Residential mortgage loans
One-to four-family	3,478	1,757	3,665	8,900	900,726	909,626
Construction	—	—	—	—	39,396	39,396
Total residential mortgage loans	3,478	1,757	3,665	8,900	940,122	949,022
Consumer Loans:
Home equity	516	324	1,352	2,192	185,686	187,878
Automobile	334	35	42	411	81,808	82,219
Marine	—	—	181	181	1,095	1,276
Recreational vehicle	129	8	91	228	4,318	4,546
Other	2	3	18	23	7,166	7,189
Total consumer loans	981	370	1,684	3,035	280,073	283,108
Total loans	$4,554	$2,127	$8,200	$14,881	$2,149,016	$2,163,897

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2017:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$275	$275	$120,205	$120,480
Nonresidential	20	—	1,199	1,219	380,392	381,611
Land	—	—	9	9	15,153	15,162
Construction	—	—	—	—	116,863	116,863
Secured	114	4	110	228	177,766	177,994
Unsecured	—	—	—	—	10,506	10,506
Total commercial loans	134	4	1,593	1,731	820,885	822,616
Residential mortgage loans
One-to four-family	4,704	1,523	4,804	11,031	859,908	870,939
Construction	—	—	—	—	49,092	49,092
Total residential mortgage loans	4,704	1,523	4,804	11,031	909,000	920,031
Consumer Loans:
Home equity	1,184	120	1,793	3,097	192,755	195,852
Automobile	187	100	82	369	63,995	64,364
Marine	—	—	181	181	1,345	1,526
Recreational vehicle	47	—	165	212	5,484	5,696
Other	31	3	2	36	6,020	6,056
Total consumer loans	1,449	223	2,223	3,895	269,599	273,494
Total loans	$6,287	$1,750	$8,620	$16,657	$1,999,484	$2,016,141

As of September 30, 2018 and December 31, 2017, the Company has a recorded investment in troubled debt restructurings of $17.6 million and $19.8 million, respectively.  The Company allocated $1.1 million of specific allowance for those loans at September 30, 2018 and $1.6 million at December 31, 2017.  The Company has committed to lend, to existing troubled debt restructuring relationships, additional amounts totaling up to $40,000 and $37,000 at September 30, 2018 and December 31, 2017, respectively.

There were no loans modified as troubled debt restructurings during the three months ended September 30, 2018.

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

The troubled debt restructuring described above had no effect on the allowance for loan losses and resulted in no charge-offs during the three months ended September, 2017.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2018:

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

The troubled debt restructurings described above increased the allowance for loan losses by $3,000 and resulted in no charge-offs during the nine months ended September 30, 2018.

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

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the period ended September 30, 2018.

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	1	196
Construction	—	—
Total residential mortgage loans	1	196
Consumer loans
Home equity	—	—
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	—	—
Total restructured loans	1	$196

The troubled debt restructurings that subsequently defaulted described above resulted in no charge-offs during the three and nine months ended September 30, 2018, and had no effect on the provision for loan losses.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended September 30, 2017:

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

As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2018

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$138,378	$1,285	$275	$—	$—	$275	$139,938
Nonresidential	393,138	3,225	12,575	—	—	12,575	408,938
Land	16,129	—	—	—	—	—	16,129
Construction	132,961	—	—	—	—	—	132,961
Secured	205,371	1,862	19,424	—	—	19,424	226,657
Unsecured	7,051	—	93	—	—	93	7,144
Total commercial loans	893,028	6,372	32,367	—	—	32,367	931,767
Residential mortgage loans
One-to four-family	902,809	596	6,221	—	—	6,221	909,626
Construction	39,396	—	—	—	—	—	39,396
Total residential mortgage loans	942,205	596	6,221	—	—	6,221	949,022
Consumer Loans
Home equity	186,448	—	1,430	—	—	1,430	187,878
Auto	82,177	—	42	—	—	42	82,219
Marine	1,095	—	181	—	—	181	1,276
Recreational vehicle	4,448	—	98	—	—	98	4,546
Other	7,168	—	21	—	—	21	7,189
Total consumer loans	281,336	—	1,772	—	—	1,772	283,108
Total loans	$2,116,569	$6,968	$40,360	$—	$—	$40,360	$2,163,897

December 31, 2017

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$118,716	$1,334	$430	$—	$—	$430	$120,480
Nonresidential	367,553	6,394	7,664	—	—	7,664	381,611
Land	15,153	—	9	—	—	9	15,162
Construction	116,460	403	—	—	—	—	116,863
Secured	149,912	6,092	21,990	—	—	21,990	177,994
Unsecured	10,412	—	94	—	—	94	10,506
Total commercial loans	778,206	14,223	30,187	—	—	30,187	822,616
Residential mortgage loans
One-to four-family	861,971	1,585	7,383	—	—	7,383	870,939
Construction	49,092	—	—	—	—	—	49,092
Total residential mortgage loans	911,063	1,585	7,383	—	—	7,383	920,031
Consumer Loans
Home equity	193,733	—	2,119	—	—	2,119	195,852
Auto	64,209	—	155	—	—	155	64,364
Marine	1,345	—	181	—	—	181	1,526
Recreational vehicle	5,488	—	208	—	—	208	5,696
Other	6,051	—	5	—	—	5	6,056
Total consumer loans	270,826	—	2,668	—	—	2,668	273,494
Total loans	$1,960,095	$15,808	$40,238	$—	$—	$40,238	$2,016,141

Purchased Credit Impaired Loans:

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Commercial loans	$1,083	$1,194
Residential mortgage loans	—	—
Consumer loans	—	—
Outstanding balance	$1,083	$1,194
Carrying amount, net of allowance of $0 and $55,000	1,083	1,139

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Dollars in thousands)
Beginning of period	$104	$116	$110	$—
New loans purchased	—	—	—	158
Accretion of income	—	6	6	48
Balance at end of period	$104	$110	$104	$110

For the purchased credit impaired loans disclosed above, there was a decrease of $55,000 in the allowance for loan losses for the three and nine months ended September 30, 2018 and there was no change in the allowance for loan losses for the three and nine months ended September 30, 2017.

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.  The carrying amounts of such loans are as follows:

	September 30, 2018	September 30, 2017
	(Dollars in thousands)
Loans at beginning of period	$1,194	$—
Loans purchased during the period	—	1,797
Loans at end of period	1,083	1,204

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.4 billion as of September 30, 2018 and $1.3 billion as of December 31, 2017. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

The principal balances of mortgage loans serviced for others are as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$1,007,223	$1,003,441
FNMA	326,200	242,444
Private investor	16,404	23,404

During the second quarter of 2017, the Company sold $27.9 million of adjustable rate one-to four-family mortgages to a private investor in a bulk mortgage loan sale.  The Company recognized 45 basis points of mortgage service release premium as part of the gain recognized on this sale.   Customer escrow balances with loans serviced for FHLMC, FNMA and the private investor totaled $9.6 million and $15.3 million at September 30, 2018 and December 31, 2017, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$6,942	$6,161	$6,681	$6,070
Originations	928	793	2,231	1,819
Amortized to expense	(477)	(491)	(1,519)	(1,426)
Balance, end of period	7,393	6,463	7,393	6,463
Less valuation allowance	(26)	(15)	(26)	(15)
Net balance	$7,367	$6,448	$7,367	$6,448

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance, beginning of period	$(20)	$(5)	$(9)	$—
Impairment charges	(6)	(10)	(26)	(15)
Recoveries	—	—	9	—
Balance, end of period	$(26)	$(15)	$(26)	$(15)

The fair value of mortgage servicing rights as of September 30, 2018, was approximately $11.7 million and at December 31, 2017, the fair value was approximately $10.9 million.

Key economic assumptions in measuring the value of mortgage servicing rights at September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018	December 31, 2017
Weighted average prepayment rate	136 PSA	181 PSA
Weighted average life (in years)	7.55	6.35
Weighted average discount rate	11.00%	9.00%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Real estate owned and other repossessed assets	$1,204	$1,656
Valuation allowance	(297)	(403)
End of period	$907	$1,253

Activity in the valuation allowance was as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Dollars in thousands)
Beginning of period	$248	$389	$403	$1,012
Additions (recoveries) charged to expense	49	53	82	15
Sales of real estate owned with a valuation allowance	—	(19)	(188)	(604)
End of period	$297	$423	$297	$423

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended		Six Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Dollars in thousands)
Net loss on sales	$(4)	$20	$154	$128
Provision for (recovery of) unrealized losses	49	53	82	15
Operating expenses, net of rental income	25	33	95	118
Total expenses	$70	$106	$331	$261

9.	FAIR VALUE MEASUREMENT

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

Appraisals for both collateral-dependent impaired loans and other real estate owned are performed by certified appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by Home Savings. Once received, a member of the Special Assets Department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with the independent data sources such as recent market data or industry-wide statistics. In addition to the Special Assets Department review, a third party independent review is also performed.  On an annual basis, Home Savings compares the actual selling price of collateral that has been sold to the most recent appraised value to determine what additional adjustment should be made to the appraisal value to arrive at fair value. At the time a property is acquired and classified as real estate owned, the fair value is determined utilizing the most appropriate method. A fair value in excess of $250,000 will be supported by an appraisal. After determination of fair value, each property will be recorded at the lower of cost (i.e., recorded investment in the loan) or the estimated net realizable value on the date of transfer to real estate owned. In determining net realizable value, reductions to fair market value may be taken for estimated costs of sale, conditions that must be remedied immediately upon acquisition, and other factors that negatively impact the marketability and prompt sale of the property.

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

Interest rate swaps:  The fair values of interest rate swaps are based on valuation models using observable market data as of the measurement date (Level 2).  Home Savings’ interest rate swaps are traded in an over-the-counter market where quoted market prices are not always available.  Therefore, the fair values of interest rate swaps are determined using quantitative models that utilize multiple market inputs.  The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position.  The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2018 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$119,288	$—	$119,288	$—
States of the U.S. and political subdivisions	47,023	—	47,023	—
Mortgage-backed GSE securities: residential	75,795	—	75,795	—
Loans held for sale, at fair value	95,235	—	14,308	80,927
Purchased certificate of deposit option	459	—	459	—
Interest rate swaps	21	—	21	—
Liabilities
Written certificate of deposit option	(459)	—	(459)	—
Interest rate swaps	(25)	—	(25)	—

		Fair Value Measurements at December 31, 2017 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
U.S. Treasury and government sponsored entities' securities	$123,817	$—	$123,817	$—
States of the U.S. and political subdivisions	59,623	—	59,623	—
Mortgage-backed GSE securities: residential	87,121	—	87,121	—
Loans held for sale, at fair value	83,541	—	18,525	65,016
Purchased certificate of deposit option	809	—	809	—
Liabilities
Written certificate of deposit option	(809)	—	(809)	—

There were no transfers between Level 1 and Level 2 during the first nine months of 2018 or fiscal year 2017.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2018 and 2017.

	Loans Held for Sale, At Fair Value
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$76,690	$69,995	$65,016	$53,761
Total gains (losses) for the period
Included in change in fair value of loans held for sale	(77)	1,145	(2,216)	3,557
Included in other comprehensive income	—	—	—	—
Originations/Draws on construction perm loans	32,581	28,864	94,908	80,109
Amortization	—	—	—	—
Sales	(28,267)	(29,766)	(76,781)	(67,189)
Balance of recurring Level 3 assets at end of period	$80,927	$70,238	$80,927	$70,238

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2018:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Loans held for sale, at fair value	$80,927	Comparable sales	Time discount	0.00-2.00%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2017:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Construction loans held for sale	$65,016	Comparable sales	Time discount	0.00-1.96%

The fair value of loans held for sale, at fair value was determined using pricing from a quoted market, discounted for the length of time to the completion of the construction project.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2018 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Multifamily	$247	$—	$—	$247
Residential loans
One-to four-family residential	130	—	—	130
Consumer loans
Auto	16	—	—	16
Marine	38	—	—	38
Mortgage servicing rights	282	—	282	—
Other real estate owned, net
Commercial loans
Construction loans	197	—	—	197
Residential loans
One-to four-family residential	145	—	—	145

		Fair Value Measurements at December 31, 2017 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
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

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $431,000 at September 30, 2018, that includes a specific valuation allowance of $488,000. This resulted in an increase of the provision for loan losses of $40,000 and $187,000 during the three and nine months ended September 30, 2018, respectively. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $1.2 million at September 30, 2017, which includes a specific valuation allowance of $42,000. This resulted in an increase in the provision for loan losses of $92,000 and $571,000 for the three and nine months ended September 30, 2017.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $1.7 million at December 31, 2017, that includes a specific valuation allowance of $491,000.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At September 30, 2018, $282,000 in mortgage servicing rights were carried at fair value, resulting in a net valuation allowance of $26,000.  At September 30, 2017, mortgage servicing rights carried at fair value totaled $125,000, resulting in a net valuation allowance of $15,000.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  A net impairment reflected in other income totaled $6,000 and $17,000 for the three and nine months ended September 30, 2018, respectively.  Net impairment reflected in other income totaled $10,000 and $15,000 for the three and nine months ended September 30, 2017.  The value reflects the characteristics of the underlying loans.

At September 30, 2018, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $342,000, with a valuation allowance of $297,000. This resulted in expense of $49,000 and $82,000 during the three and nine months ended September 30, 2018.  At September 30, 2017, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $580,000 with a valuation allowance of $423,000. This resulted in expense of $53,000 and $15,000 during the three and nine months ended September 30, 2017. At December 31, 2017, other real estate owned had a net carrying amount of $436,000, with a valuation allowance of $403,000.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Multifamily	$247	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Residential loans
One-to four-family residential	130	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Auto	16	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Marine	38	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Other real estate owned, net
Commercial loans
Construction loans	197	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-60.00% (57.67%)
Residential loans
One-to four-family residential	145	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-22.15% (16.36%)

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

The Company has elected the fair value option for newly originated residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Aggregate fair value	$95,235	$83,541
Contractual balance	94,151	79,898
Gain	1,084	3,643

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2018 and 2017 for loans held for sale, at fair value were:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(Dollars in thousands)
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—
Change in fair value	(362)	1,088	(2,559)	3,988
Total change in fair value	$(362)	$1,088	$(2,559)	$3,988

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at September 30, 2018 and December 31, 2017, were as follows:

		Fair Value Measurements at September 30, 2018 Using:
	September 30,
	2018
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$54,265	$54,265	$—	$—
Available for sale securities	242,106	—	242,106	—
Held to maturity securities	78,700	—	74,812	—
Loans held for sale, at fair value	95,235	—	14,308	80,927
Loans, net	2,148,942	—	—	2,117,982
FHLB stock	19,144	n/a	n/a	n/a
Accrued interest receivable	8,551	—	1,582	6,969
Purchased certificate of deposit option	459	—	459	—
Interest rate swaps	21	—	21	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,313,932)	(1,313,932)	—	—
Certificates of deposit	(1,038,544)	—	(1,034,803)	—
FHLB advances	(95,025)	—	(94,949)	—
Repurchase agreements and other	(238)	—	(224)	—
Advance payments by borrowers for taxes and insurance	(16,494)	(16,494)	—	—
Accrued interest payable	(1,177)	—	(1,177)	—
Written certificate of deposit option	(459)	—	(459)	—
Interest rate swaps	(25)	—	(25)	—

		Fair Value Measurements at December 31, 2017 Using:
	December 31,
	2017
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$46,880	$46,880	$—	$—
Available for sale securities	270,561	—	270,561	—
Held to maturity securities	82,911	—	82,126	—
Loans held for sale at lower of cost or market	211	—	217	—
Loans held for sale, at fair value	83,541	—	18,525	65,016
Loans, net	1,999,877	—	—	1,990,289
FHLB stock	19,324	n/a	n/a	n/a
Accrued interest receivable	8,190	—	2,244	5,946
Purchased certificate of deposit option	809	—	809	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,251,398)	(1,251,398)	—	—
Certificates of deposit	(705,341)	—	(705,238)	—
FHLB advances	(356,536)	—	(356,521)	—
Repurchase agreements and other	(197)	—	(190)	—
Advance payments by borrowers for taxes and insurance	(25,038)	(25,038)	—	—
Accrued interest payable	(1,097)	—	(1,097)	—
Written certificate of deposit option	(809)	—	(809)	—

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

10.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Nine Months Ended September 30,
	2018	2017
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$15,870	$8,611
Income taxes	2,500	425
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	892	651
Transfers from loans to loans held for sale	—	27,921
Transfers from premises and equipment to other assets, held for sale	—	1,720
Accretion of securities held to maturity	122	151
Issuance of common stock - Ohio Legacy Corp. acquisition	—	25,816
Net assets acquired from Ohio Legacy Corp., excluding cash and cash equivalents	—	36

11.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which, excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. There were zero and 50,000 stock options that were anti-dilutive for the three and nine months ended September 30, 2018, respectively.  There were no stock options that were anti-dilutive for the three and nine months ended September 30, 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$9,529	$7,556	$27,626	$17,283
Net income allocated to participating securities	(49)	(42)	(140)	(108)
Net income allocated to common stock	$9,480	$7,514	$27,486	$17,175

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$3,478	$1,979	$9,432	$4,941
Undistributed earnings allocated to common stock	6,002	5,535	18,054	12,234
Net income allocated to common stock	$9,480	$7,514	$27,486	$17,175
Weighted average common shares outstanding, including shares considered participating securities	49,909	49,736	49,892	49,353
Less: Average participating securities	(226)	(276)	(252)	(308)
Weighted average shares	49,683	49,460	49,640	49,045
Basic earnings per common share	$0.19	$0.15	$0.55	$0.35

Diluted earnings per common share computation:
Net income allocated to common stock	$9,480	$7,514	$27,486	$17,175
Weighted average common shares outstanding for basic earnings per common share	49,683	49,460	49,640	49,045
Add: Dilutive effects of assumed exercises of stock options and LTIP awards	264	391	262	396
Weighted average shares and dilutive potential common shares	49,947	49,851	49,902	49,441
Diluted earnings per common share	$0.19	$0.15	$0.55	$0.35

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, accretion of unrealized losses on held to maturity securities and disproportionate tax effects. The change includes reclassification of net gains or (losses) on sales of securities of $0 and $236,000 for the three months ended September 30, 2018 and 2017, respectively, and $233,000 and $566,000 for the nine months ended September 30, 2018 and 2017, respectively.  Reclassifications also includes accretion of unrealized losses on held to maturity securities.

Other comprehensive income (loss) components and related tax effects for the three-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
September 30, 2018	(Dollars in thousands)
Balances at beginning of period, net of tax	$(6,357)	$(17,110)	$(610)	$(24,077)
Other comprehensive loss before reclassifications	(1,741)	—	—	(1,741)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	35	35
Reclassification adjustment for gains realized in income	—	—	—	—
Net current period other comprehensive income	(1,741)	—	35	(1,706)
Balances at end of period, net of tax	$(8,098)	$(17,110)	$(575)	$(25,783)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
September 30, 2017	(Dollars in thousands)
Balances at beginning of period, net of tax	$(603)	$(17,110)	$(735)	$(18,448)
Other comprehensive income before reclassifications	639	—	—	639
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	33	33
Reclassification adjustment for gains realized in income	(153)	—	—	(153)
Net current period other comprehensive income	486	—	33	519
Balances at end of period, net of tax	$(117)	$(17,110)	$(702)	$(17,929)

Other comprehensive income (loss) components and related tax effects for the nine-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
September 30, 2018	(Dollars in thousands)
Balances at beginning of period, net of tax	$(904)	$(17,110)	$(671)	$(18,685)
Other comprehensive loss before reclassifications	(7,010)	—	—	(7,010)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	96	96
Reclassification adjustment for gains realized in income	(184)	—	—	(184)
Net current period other comprehensive income	(7,194)	—	96	(7,098)
Balances at end of period, net of tax	$(8,098)	$(17,110)	$(575)	$(25,783)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
September 30, 2017	(Dollars in thousands)
Balances at beginning of period, net of tax	$(3,130)	$(17,110)	$(800)	$(21,040)
Other comprehensive income before reclassifications	3,381	—		3,381
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	98	98
Reclassification adjustment for gains realized in income	(368)	—	—	(368)
Net current period other comprehensive income	3,013	—	98	3,111
Balances at end of period, net of tax	$(117)	$(17,110)	$(702)	$(17,929)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended September 30, 2018:

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the nine months ended September 30, 2018:

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the nine months ended September 30, 2017:

Details About	Amount Reclassified	Affected Line Item on
Accumulated	From Accumulated	the Statement Where
Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$566	Net gains on securities available for sale
	(198)	Tax expense
Total reclassification during the period	$368	Net of tax, increase to net income

13.	DERIVATIVES AND HEDGING ACTIVITIES

The Company is exposed to certain risk arising from both its business operations and economic conditions.  The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments.  Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates.  The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments principally related to the Company’s loan portfolio.

Derivatives not designated as hedges are not speculative and result from a service the Company provides to certain customers.  The Company executes interest rate swaps with commercial banking customers to facilitate their respective risk management strategies.  Those interest rate swaps are simultaneously hedged by offsetting derivatives that the Company executes with a third party, such that the Company minimizes its net risk exposure resulting from such transactions.  As the interest rate derivatives associated with this program do not meet the strict hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the Balance Sheet as of September 30, 2018.

			Asset Derivatives				Liability Derivatives
			As of September 30, 2018		As of December 31, 2017		As of September 30, 2018		As of December 31, 2017
	Number of Transactions	Notional Amount	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments			(Dollars in thousands)
Interest Rate Products	2	$2,480	Other Assets	$21	Other Assets	$—	Other Liabilities	$25	Other Liabilities	$—
Total derivatives not designated as hedging instruments				$21		$—		$25		$—

The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the Income Statement as of September 30, 2018 and September 30, 2017.

Derivatives Not Designated as Hedging Instruments under Subtopic 815-20	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		For the three and nine months ended
		September 30, 2018
		(Dollars in thousands)
Interest Rate Products	Other income / (expense)	$(4)
		$(4)
Fee Income	Other income / (expense)	$31

The table below presents a gross presentation, the effects of offsetting, and a net presentation of the Company’s derivatives as of September 30, 2018 and December 31, 2017. The net amounts of derivative assets or liabilities can be reconciled to the tabular disclosure of fair value. The tabular disclosure of fair value provides the location that derivative assets and liabilities are presented on the Balance Sheet.

Offsetting of Derivative Assets	September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Assets presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars in thousands)
Derivatives	$21	$—	$21	$—	$—	$21

Offsetting of Derivative Liabilities	September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Position
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts of Liabilities presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
	(Dollars in thousands)
Derivatives	$25	$—	$25	$—	$—	$25

The Company has agreements with each of its derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2018, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $25,000. As of September 30, 2018, the Company has minimum collateral posting thresholds with certain of its derivative counterparties and has not posted collateral.

14.	REGULATORY CAPITAL REQUIREMENTS

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

	September 30, 2018
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation***		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$297,367	13.95%	$210,458	9.88%	$213,123	10.00%
Tier 1 capital (to risk-weighted assets)	276,103	12.96%	167,834	7.88%	170,498	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	276,103	12.96%	135,866	6.38%	138,530	6.50%
Tier 1 capital (to average assets)**	276,103	10.02%	110,200	4.00%	137,750	5.00%

	December 31, 2017
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation***		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$292,928	14.70%	$184,235	9.25%	$199,173	10.00%
Tier 1 capital (to risk-weighted assets)	271,777	13.64%	144,400	7.25%	159,338	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	271,777	13.64%	114,525	5.75%	129,463	6.50%
Tier 1 capital (to average assets)**	271,777	10.42%	104,308	4.00%	130,385	5.00%

**	Tier 1 Leverage Capital Ratio
***	The capital ratios are reflective of the capital conservation buffer

Management believes that as of September 30, 2018 and December 31, 2017, Home Savings met all capital adequacy requirements to which it was subject.  As of September 30, 2018 and December 31, 2017, Home Savings met the capital requirements to be deemed well capitalized. There are no known conditions that would change this classification subsequent to September 30, 2018.

The components of Home Savings’ regulatory capital are as follows:

	September 30, 2018	December 31, 2017
Total shareholders' equity	$271,376	$276,494
Add (deduct)
Accumulated other comprehensive loss	25,798	18,701
Intangible assets	(21,071)	(20,903)
Disallowed deferred tax assets	—	(2,515)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	276,103	271,777
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	21,264	21,151
Total risk-based capital	$297,367	$292,928

Actual and regulatory required consolidated capital ratios for United Community, along with the dollar amount of capital implied by such ratios, are presented below.

	September 30, 2018
			Minimum Capital
			Requirements
	Actual		Per Regulation***
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$328,992	15.37%	$211,339	9.88%
Tier 1 capital (to risk-weighted assets)	307,660	14.38%	168,536	7.88%
Common equity Tier 1 capital (to risk-weighted assets)	307,660	14.38%	136,434	6.38%
Tier 1 capital (to average assets)**	307,660	11.11%	110,735	4.00%

	December 31, 2017

			Minimum Capital
			Requirements
	Actual		Per Regulation***
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$306,946	15.35%	$184,881	9.25%
Tier 1 capital (to risk-weighted assets)	285,744	14.29%	144,907	7.25%
Common equity Tier 1 capital (to risk-weighted assets)	285,744	14.29%	114,926	5.75%
Tier 1 capital (to average assets)**	285,744	10.93%	104,588	4.00%

**	Tier 1 Leverage Capital Ratio
***	The capital ratios are reflective of the capital conservation buffer

United Community’s capital also exceeded the “well capitalized” ratios of 6.0% Tier 1 risk-based capital and 10% total risk-based capital required for United Community to engage in activities permissible only for a bank holding company that meets financial holding company requirements.

The components of United Community’s consolidated regulatory capital are as follows:

	September 30, 2018	December 31, 2017
Total shareholders' equity	$306,043	$294,265
Add (deduct)
Accumulated other comprehensive loss	25,783	18,701
Intangible assets	(24,166)	(23,416)
Disallowed deferred tax assets	—	(3,806)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	307,660	285,744
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	21,332	21,202
Total risk-based capital	$328,992	$306,946

15.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$4,480	$4,452
Depreciation	671	413
Other real estate owned valuation	62	85
Tax credits carryforward	—	2,193
Unrealized loss on securities available for sale	2,153	241
Unrealized loss on securities held to maturity	192	217
Interest on nonaccrual loans	465	482
Net operating loss carryforward	—	914
Purchase accounting adjustment	137	442
Accrued bonuses	830	551
Other	38	176
Deferred tax assets	9,028	10,166
Deferred tax liabilities:
Deferred loan fees	1,482	1,145
Federal Home Loan Bank stock dividends	2,749	2,787
Mortgage servicing rights	1,547	1,401
FHLB prepayment penalty	205	307
Prepaid expenses	372	306
Deferred tax liabilities	6,355	5,946
Net deferred tax asset	$2,673	$4,220

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

Effective tax rates differ from the statutory federal income tax rate of 21% for 2018 and 35% for 2017 due to the following:

	For the Three Months Ended September 30,
	2018		2017
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$2,467	21.00%	$3,718	35.00%
Increase (decrease) due to:
Tax exempt income	(85)	(0.73)%	(164)	(1.54)%
Life insurance	(92)	(0.78)%	(148)	(1.39)%
Stock compensation	(12)	(0.10)%	(102)	(0.96)%
Other	(61)	(0.52)%	(237)	(2.23)%
Income tax provision	$2,217	18.87%	$3,067	28.88%

	For the Nine Months Ended September 30,
	2018		2017
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$7,108	21.00%	$8,499	35.00%
Increase (decrease) due to:
Tax exempt income	(266)	(0.79)%	(499)	(2.05)%
Life insurance	(273)	(0.81)%	(416)	(1.71)%
Stock compensation	(144)	(0.42)%	(300)	(1.24)%
Other	(205)	(0.60)%	(283)	(1.17)%
Income tax provision	$6,220	18.38%	$7,001	28.83%

16.	GOODWILL AND INTANGIBLE ASSETS

Goodwill:

The change in goodwill during the periods presented is as follows:

	September 30, 2018	December 31, 2017
	(In thousands)
Beginning of the year	$20,221	$208
Effect of adjustments-James & Sons Insurance	—	636
Acquired goodwill-OLCB	—	19,168
Acquired goodwill-Eich Brothers Insurance	—	209
Impairment	—	—
End of the year	$20,221	$20,221

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  If the carrying amount of a reporting unit is zero or less than zero, a qualitative analysis of whether it is more likely than not that the reporting unit goodwill is impaired will be performed.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.  The Company did not have any reporting units with a carrying amount of zero or less than zero at September 30, 2018 or December 31, 2017.

Acquired Intangible Assets:

	September 30, 2018		December 31, 2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$11,184	$9,498	$11,184	$9,250
Customer list intangible	2,547	288	2,222	162
Total	$13,731	$9,786	$13,406	$9,412

On July 1, 2018, HSB Insurance, LLC acquired certain assets of Steinhauser Insurance Agency, which increased the customer list intangible gross carrying amount by $325,000.  Aggregate amortization expense for the three months ended September 30, 2018 and 2017 was $128,000 and $113,000, respectively.  Aggregate amortization expense for the nine months ended September 30, 2018 and 2017 was $373,000 and $308,000, respectively.  Estimated amortization expense for the remainder of 2018 and the next five years is as follows:

Remainder of 2018	$128,000
2019	510,000
2020	510,000
2021	510,000
2022	510,000
2023	399,000

17.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects.  At September 30, 2018 and December 31, 2017, the balance of the investment for qualified affordable housing projects was $8.5 million and $5.8 million, respectively.  These balances are reflected in other assets on the consolidated balance sheet.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $6.7 million and $5.3 million at September 30, 2018 and December 31, 2017, respectively.  The Company expects to fulfill these commitments over the next eight to ten years.

During the three months ended September 30, 2018 and 2017, the Company recognized amortization expense of $124,000 and $44,000, respectively, which was included within income tax expense on the consolidated statements of income. During the nine months ended September 30, 2018 and 2017, the Company recognized amortization expense of $367,000 and $134,000, respectively.

Additionally, during the three months ended September 30, 2018 and 2017, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $141,000 and $55,000, respectively.  During the nine months ended September 30, 2018 and 2017, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $418,000 and $165,000, respectively.  During the three and nine months ended September 30, 2018 and 2017, the Company incurred no impairment losses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Selected financial ratios and other data: (1)	2018	2017	2018	2017
Performance ratios:
Return on average assets (2)	1.37%	1.17%	1.35%	0.91%
Return on average equity (3)	12.25%	10.43%	12.09%	8.17%
Interest rate spread (4)	3.09%	3.30%	3.15%	3.27%
Net interest margin (5)	3.33%	3.45%	3.38%	3.40%
Noninterest expense to average assets	2.26%	2.39%	2.34%	2.68%
Efficiency ratio (6)	57.30%	57.13%	57.58%	64.47%
Average interest-earning assets to average interest-bearing liabilities	126.99%	124.72%	126.99%	124.66%
Capital ratios:
Average equity to average assets	11.16%	11.19%	11.17%	11.12%
Equity to assets, end of period	10.97%	11.21%	10.97%	11.21%
Tier 1 leverage ratio (Bank only)	10.02%	10.46%	10.02%	10.46%
Common equity Tier 1 capital (Bank only)	12.96%	13.69%	12.96%	13.69%
Tier 1 risk-based capital ratio (Bank only)	12.96%	13.69%	12.96%	13.69%
Total risk-based capital ratio (Bank only)	13.95%	14.74%	13.95%	14.74%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	0.42%	0.62%	0.42%	0.62%
Nonperforming assets to average assets (8)	0.36%	0.76%	0.37%	0.77%
Nonperforming assets to total assets at end of period	0.36%	0.75%	0.36%	0.75%
Allowance for loan losses as a percent of loans	0.98%	1.04%	0.98%	1.04%
Allowance for loan losses as a percent of nonperforming loans (7)	235.43%	169.64%	235.43%	169.64%
Total classified assets as a percent of Tier 1 Capital (Bank only)	14.95%	21.05%	14.95%	21.05%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	13.57%	16.93%	13.57%	16.93%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	13.87%	19.55%	13.87%	19.55%
Net chargeoffs as a percent of average loans	0.06%	(0.04)%	0.03%	0.11%
Total 90+ days past due as a percent of net loans	0.38%	0.40%	0.38%	0.40%
Per share data:
Basic earnings per common share (9)	$0.19	$0.15	$0.55	$0.35
Diluted earnings per common share (9)	0.19	0.15	0.55	0.35
Book value per common share (10)	6.13	5.87	6.13	5.87
Tangible book value per common share (11)	5.65	5.38	5.65	5.38
Cash dividend per common share	0.070	0.040	0.190	0.100
Dividend payout ratio (12)	36.84%	26.54%	34.48%	28.79%

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

Material Changes in Financial Condition at September 30, 2018 and December 31, 2017

Cash and cash equivalents increased $7.4 million from December 31, 2017 to September 30, 2018.  The increase was primarily due to additional fed funds sold that were on hand at September 30, 2018 offset by less cash held in the branches.

Available for sale securities decreased $28.5 million during the first nine months of 2018.  The decrease in the available for sale securities balance since December 31, 2017 was mainly the result of pay downs, amortization of premiums/discounts on the securities and sales totaling $10.4 million.  The sales were completed to provide additional liquidity for lending activity.  In addition, the unrealized loss in the available for sale portfolio was $1.1 million at December 31, 2017, compared to a net unrealized loss of $10.3 million at September 30, 2018.  The increase in interest rates during 2018 impacted the change in unrealized losses.

Held to maturity securities declined $4.2 million to $78.7 million at September 30, 2018 compared to December 31, 2017.  This change was primarily the result of pay downs and the amortization of premiums/discounts on the securities.

Net loans increased $149.1 million to $2.1 billion during the first nine months of 2018 primarily as a result of growth in the commercial loan portfolio.  Commercial loan balances were $931.8 million at September 30, 2018 compared to $822.6 million at December 31, 2017.    Residential one-to four-family mortgage loans increased $29.0 million during the last nine months and consumer loan balances increased $9.6 million for the same period.  See Note 6 to the consolidated financial statements for additional information regarding the composition of loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $21.3 million at September 30, 2018, up from $21.2 million reported at December 31, 2017.   The increase in the allowance was primarily driven by the increase in loan balances.  The allowance for loan losses as a percentage of loans was 0.98% at September 30, 2018, compared to 1.05% at December 31, 2017.

The allowance for loan losses as a percentage of nonperforming loans was 235.43% at September 30, 2018, compared to 181.17% at December 31, 2017.  Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”.  As of September 30, 2018, the Company evaluated 25 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans, including purchase credit impaired loans, was $23.9 million at September 30, 2018 as compared to $27.4 million at December 31, 2017.

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

TDR loans aggregated $17.6 million at September 30, 2018 compared to $19.8 million at December 31, 2017.  Of the $17.6 million at September 30, 2018, $15.6 million were performing loans according to their modified terms.  The remaining balance of TDR loans of $2.0 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $9.1 million, or 0.42% of loans, at September 30, 2018, compared to $11.7 million, or 0.59% of loans, at December 31, 2017.

Loans held for sale, carried at lower of cost or market, were $0 at September 30, 2018, compared to $211,000 at December 31, 2017.  Loans held for sale, carried at fair value, were $95.2 million at September 30, 2018, compared to $83.5 million at December 31, 2017.  The change was primarily due to increased volume of construction loans.  These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination.  Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Real estate owned and other repossessed assets decreased $346,000 to $907,000 primarily due to sales exceeding acquisitions during the nine months ended September 30, 2018.  Real estate owned and other repossessed assets are recorded at the fair market value of the property less costs to sell. Appraisals are obtained at least annually on real estate properties that exceed $1.0 million in value. A valuation allowance may be established on any property to properly reflect the asset at fair value.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI.  Home Savings recognized $1.3 million as other non-interest income based on the change in cash value of the policies in the nine months ended September 30, 2018 compared to $1.2 million for the nine months ended September 30, 2017.

Total deposits increased $395.7 million from $2.0 billion at December 31, 2017, to $2.4 billion at September 30, 2018.  The increase in deposits is the result of growth in customer deposits (excluding brokered certificates of deposits) which totaled $136.5 million for the nine months ended September 30, 2018.  Non-interest bearing customer deposits grew $28.6 million during the first nine months of 2018 while interest bearing customer deposits grew $107.9 million.  Growth in money market accounts and certificate of deposit balances drove the majority of the increase in interest bearing deposits.  Brokered deposits grew by $259.3 million for the nine months ended September 30, 2018.  Brokered CD balances were increased to take advantage of favorable pricing relative to FHLB advances.  Proceeds from this increase were used to pay down FHLB advances.

FHLB advances decreased from $356.5 million at December 31, 2017 to $95.0 million at September 30, 2018.  The change was primarily due to an increase in brokered deposit balances that were used to pay down FHLB advances.

Shareholders’ equity increased $11.8 million to $306.0 million at September 30, 2018 from $294.3 million at December 31, 2017.  The increase is primarily due to the $27.6 million of net income earned during the period offset by dividends paid to shareholders of $9.5 million.  In addition, a negative change in accumulated other comprehensive income of $7.1 million also offset the increase due to earnings.

Book value per common share as of September 30, 2018 was $6.13 as compared to $5.90 per common share as of December 31, 2017. Book value per share is calculated as total shareholders’ equity divided by the number of common shares outstanding. Tangible book value per share is calculated as total shareholders’ equity less goodwill and other intangible assets divided by the number of common shares outstanding.

Material Changes in Results of Operations for the Three Months Ended

September 30, 2018 and September 30, 2017

Net Income. United Community recognized net income for the three months ended September 30, 2018, of $9.5 million, or $0.19 per diluted common share compared to net income of $7.6 million for the three months ended September 30, 2017, or $0.15 per diluted share.  The continued growth in net interest income from higher earning assets, strong credit metrics, a lower provision for loan loss allowance along with a strong focus on expense control and change in tax law have all contributed to the increase in net income.

Net Interest Income. Net interest income was $21.6 million in the third quarter of 2018 up from the $20.5 million recorded in the third quarter of 2017.  The growth of interest earning assets drove this increase offset by a 12 basis point decline in the net interest margin.  Net interest margin was 3.33% for the third quarter of 2018 compared to 3.45% in the third quarter of 2017. The net interest margin was positively impacted in the third quarter of 2017 by the recognition of additional purchase accounting accretion related to the acquisition completed in the first quarter of 2017.  The yield on interest earning assets increased 22 basis points year over year driven by an increase in the yield on net loans of 20 basis points.  The yield on loans increased due to increases in market rates and the subsequent repricing of floating and adjustable rate loans.  The yield on securities was down 13 basis points compared to a year ago due to the passage of the Tax Cuts and Jobs Act of 2017 in December 2017 which negatively impacts the yield on tax exempt securities in 2018.

Interest income increased by $3.6 million in the third quarter of 2018 compared to the same period in 2017, to $27.7 million from $24.0 million. The increase is primarily a result of an increase in average earning assets of $204.3 million along with the increase in the yield on average interest earning assets of 22 basis points.  Average total loans, net increased $230.9 million in the third quarter of 2018 compared to the same period in 2017 while average securities declined $37.7 million during this same period.  Interest income from total loans, net increased to $25.3 million for the quarter ended September 30, 2018 compared to $21.6 million for the same period in 2017.  Income from securities decreased $213,000 for the quarter ended September 30, 2018 compared to the quarter ended September 30, 2017.

Interest expense increased by $2.5 million in the third quarter of 2018 to $6.1 million compared to the same period in 2017. This increase was primarily due to a $126.4 million increase in average interest-bearing liabilities due to growth along with a 43 basis point increase in the cost of interest-bearing liabilities.  The increase in the cost of interest-bearing liabilities was primarily due to increases in market rates.  The cost of average interest-bearing deposits increased 49 basis points to 106 basis points for the three months ended September 30, 2018 from 57 basis points for the three months ended September 30, 2017.  The cost of average borrowed funds increased to 2.39% for the quarter ending September 30, 2018 compared to 1.45% for the quarter ended September 30, 2017.

	For the Three Months Ended September 30,
	2018 vs. 2017
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$995	$2,337	$3,332
Loans held for sale	139	243	382
Securities:
Available for sale-taxable	15	(115)	(100)
Available for sale-nontaxable	(111)	(100)	(211)
Held to maturity-taxable	5	(55)	(50)
Held to maturity-nontaxable	(8)	18	10
Federal Home Loan Bank stock	38	(2)	36
Other interest earning assets	62	41	103
Total interest earning assets	$1,135	$2,367	$3,502
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$—	$(1)	$(1)
Checking accounts	521	37	558
Customer certificates of deposit	861	263	1,124
Brokered certificates of deposit	342	795	1,137
Federal Home Loan Bank advances:
Long-term advances	19	6	25
Short-term advances	2,476	(2,793)	(317)
Repurchase agreements and other	(2)	(2)	(4)
Total interest bearing liabilities	$4,217	$(1,695)	2,522
Change in net interest income			$980

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $251,000 in the third quarter of 2018, compared to $721,000 in the third quarter of 2017.  The decrease in provision expense in the third quarter of 2018 was primarily driven by improving credit quality.

Noninterest Income. Non-interest income was $6.1 million in the third quarter of 2018 compared to $6.3 million in the third quarter of 2017.  The majority of the difference between periods was due to a $279,000 change in mortgage banking income.  The decline in mortgage banking income was primarily due to competitive conditions which compressed the Company’s margin in this business unit even as saleable origination volumes were greater.  In addition, during the third quarter of 2017, the Company recognized $236,000 in security gains compared to none in the third quarter of 2018.  Increases in fee income related to agency, brokerage, debit card and trust helped to offset the declines in mortgage banking and security gains.

Noninterest Expense. Non-interest expense increased to $15.8 million during the third quarter of 2018 compared to $15.5 million during the third quarter of 2017.  The increase is primarily due to normal increases in salaries and employee benefits, higher financial institutions tax and legal and consulting fees offset by declines in equipment and data processing and other expenses.

Income Taxes. During the three months ended September 30, 2018, the Company recognized tax expense of $2.2 million on pre-tax income of $11.7 million, compared to tax expense of $3.1 million on pre-tax income of $10.6 million for the three months ended September 30, 2017.  The decline in tax expense was primarily due to the reduction in the Company’s tax rate to 21% from 35% due to the passage of the Tax Cuts and Jobs Act of 2017 on December 22, 2017.  See Note 15 to the consolidated financial statements for additional information regarding the composition of income taxes.

Material Changes in Results of Operations for the Nine Months Ended

September 30, 2018 and September 30, 2017

Net Income. United Community recognized net income for the nine months ended September 30, 2018, of $27.6 million, or $0.55 per diluted common share compared to net income of $17.3 million for the nine months ended September 30, 2017, or $0.35 per diluted share.  The results for the first nine months of 2017 were negatively impacted by the recognition of $5.0 million of merger expense related to the acquisition of OLCB.  The continued growth in net interest income from higher earning assets, reduced loan loss provision along with a strong focus on expense control have all contributed to the increase in net income.

Net Interest Income. Net interest income was $64.5 million in the first nine months of 2018 up from the $59.5 million recorded in the first nine months of 2017.  The growth of interest earning assets drove this increase offset by a 2 basis point decline in the net interest margin.  Net interest margin was 3.38% for the first nine months of 2018 compared to 3.40% for the first nine months of 2017.  The yield on interest earning assets increased 29 basis points year over year driven by an increase in yield on net loans of 26 basis points.  The yield on loans increased due to increases in market rates and the subsequent repricing of floating and adjustable rate loans.  The yield on securities was down 8 basis points compared to a year ago due to the passage of the Tax Cuts and Jobs Act of 2017 in December 2017 negatively impacting the yield on tax exempt securities in 2018.

Interest income increased by $11.7 million in the first nine months of 2018 compared to the same period in 2017, to $80.4 million from $68.7 million. The increase is primarily a result of an increase in average earning assets of $193.0 million along with an increase in the yield on average interest earning assets of 29 basis points.  Average total loans, net increased $262.1 million in the first nine months compared to the same period in 2017 while average securities declined $66.7 million during this same period.  Interest income from total loans, net increased to $73.2 million for the nine months ended September 30, 2018 compared to $60.7 million for the same period in 2017.  Income from securities decreased to $6.0 million for the nine months ended September 30, 2018 compared to $7.1 million for the nine months ended September 30, 2017.

Interest expense increased by $6.8 million in the first nine months of 2018 to $16.0 million compared to the same period in 2017. This increase was primarily due to a $117.2 million increase in average interest-bearing liabilities due to growth along with a 41 basis point increase in the cost of interest-bearing liabilities.  The increase in the cost of interest-bearing liabilities was primarily due to increases in market interest rates.  The cost of average interest-bearing deposits increased 40 basis points to 91 basis points for the nine months ended September 30, 2018 from 51 basis points for the nine months ended September 30, 2017.  The cost of average borrowed funds increased to 2.10% for the nine months ending September 30, 2018 compared to 1.22% for the nine months ended September 30, 2017.

	For the Nine Months Ended September 30,
	2018 vs. 2017
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$3,608	$8,187	$11,795
Loans held for sale	212	507	719
Securities:
Available for sale-taxable	67	(840)	(773)
Available for sale-nontaxable	(321)	(229)	(550)
Held to maturity-taxable	29	(178)	(149)
Held to maturity-nontaxable	(32)	10	(22)
Federal Home Loan Bank stock	146	3	149
Other interest earning assets	165	(13)	152
Total interest earning assets	$3,874	$7,447	$11,321
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$—	$(5)	$(5)
Checking accounts	1,308	68	1,376
Customer certificates of deposit	2,004	841	2,845
Brokered certificates of deposit	913	968	1,881
Federal Home Loan Bank advances:
Long-term advances	213	18	231
Short-term advances	773	(319)	454
Repurchase agreements and other	(10)	(10)	(20)
Total interest bearing liabilities	$5,201	$1,561	6,762
Change in net interest income			$4,559

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $520,000 in the first nine months of 2018, compared to $3.0 million in the first nine months of 2017.  Provision expense in the first nine months of 2017 was primarily driven by net charge-offs totaling $1.6 million while there has only been $390,000 in net charge-offs during the first nine months of 2018.  Improving credit quality continues to drive the low levels of loan loss provision.

Noninterest Income. Non-interest income was $17.8 million in the first nine months of 2018 compared to $18.8 million in the first nine months of 2017.  The primary driver of the decrease was mortgage banking income which was down $1.2 million year over year.  The decrease was primarily due to margin compression offset by increased saleable volume.

Noninterest Expense. Non-interest expense decreased to $47.9 million during the first nine months of 2018 compared to $50.9 million during the first nine months of 2017.  The decrease is primarily due to $5.0 million in merger expense incurred during the first quarter of 2017.  Offsetting this was an increase in salaries and employee benefits expense of $1.6 million.

Income Taxes. During the nine months ended September 30, 2018, the Company recognized tax expense of $6.2 million on pre-tax income of $33.8 million, compared to tax expense of $7.0 million on pre-tax income of $24.3 million for the nine months ended September 30, 2017.  The increased pre-tax income discussed above was the primary reason for the increased income tax offset by a reduction in the Company’s tax rate to 21% from 35% due to the passage of the Tax Cuts and Jobs Act of 2017 on December 22, 2017.  See Note 15 to the consolidated financial statements for additional information regarding the composition of income taxes.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal source of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At September 30, 2018, approximately $757.8 million of Home Savings’ certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At September 30, 2018, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $774.5 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended September 30, 2018 and 2017. Average balance calculations were based on daily balances.

	For the Three Months Ended September 30,
	2018			2017
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$2,115,227	$24,031	4.54%	$1,906,786	$20,699	4.34%
Loans held for sale	111,295	1,264	4.51%	88,854	882	3.97%
Total loans, net	2,226,522	25,295	4.54%	1,995,640	21,581	4.33%
Securities:
Available for sale-taxable	204,924	1,176	2.30%	224,927	1,276	2.27%
Available for sale-nontaxable (2)	48,370	400	3.31%	59,057	611	4.14%
Held to maturity-taxable	67,979	374	2.20%	77,947	424	2.18%
Held to maturity-nontaxable (2)	12,215	86	2.82%	9,239	76	3.29%
Total securities	333,488	2,036	2.44%	371,170	2,387	2.57%
Federal Home Loan Bank stock	19,160	289	6.03%	19,324	253	5.24%
Other interest earning assets	30,140	154	2.03%	18,881	51	1.08%
Total interest earning assets	2,609,310	27,774	4.26%	2,405,015	24,272	4.04%
Non-interest earning assets	177,553			185,773
Total assets	$2,786,863			$2,590,788
Interest bearing liabilities:
Deposits:
Checking accounts	$635,705	1,026	0.64%	$591,982	468	0.32%
Savings accounts	303,247	27	0.04%	308,829	28	0.04%
Certificates of deposit
Customer certificates of deposit	618,545	2,457	1.58%	526,697	1,333	1.01%
Brokered certificates of deposit	327,120	1,534	1.86%	135,956	397	1.17%
Total certificates of deposit	945,665	3,991	1.67%	662,653	1,730	1.04%
Total interest bearing deposits	1,884,617	5,044	1.06%	1,563,464	2,226	0.57%
Federal Home Loan Bank advances
Long-term advances	48,976	413	3.35%	48,212	388	3.22%
Short-term advances	120,880	610	2.00%	310,152	927	1.20%
Total Federal Home Loan Bank advances	169,856	1,023	2.39%	358,364	1,315	1.47%
Repurchase agreements and other	213	—	0.25%	6,483	4	0.25%
Total borrowed funds	170,069	1,023	2.39%	364,847	1,319	1.45%
Total interest bearing liabilities	$2,054,686	6,067	1.17%	$1,928,311	3,545	0.74%
Non-interest bearing liabilities
Noninterest-bearing deposits	382,044			337,067
Other noninterest-bearing liabilities	39,075			35,576
Total noninterest bearing liabilities	421,119			372,643
Total liabilities	$2,475,805			$2,300,954
Shareholders’ equity	311,058			289,834
Total liabilities and equity	$2,786,863			$2,590,788
Net interest income and interest rate spread		$21,707	3.09%		$20,727	3.30%
Net interest margin			3.33%			3.45%
Average interest earning assets to average interest bearing liabilities			126.99%			124.72%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

	For the Nine Months Ended September 30,
	2018			2017
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$2,072,592	$70,066	4.51%	$1,826,175	$58,271	4.25%
Loans held for sale	94,716	3,134	4.42%	79,050	2,415	4.07%
Total loans, net	2,167,308	73,200	4.50%	1,905,225	60,686	4.25%
Securities:
Available for sale-taxable	208,030	3,584	2.30%	256,742	4,357	2.26%
Available for sale-nontaxable (2)	51,249	1,301	3.38%	59,208	1,851	4.17%
Held to maturity-taxable	70,321	1,194	2.26%	80,785	1,343	2.22%
Held to maturity-nontaxable (2)	10,913	227	2.77%	10,499	249	3.16%
Total securities	340,513	6,306	2.47%	407,234	7,800	2.55%
Federal Home Loan Bank stock	19,269	843	5.83%	19,186	694	4.82%
Other interest earning assets	25,511	323	1.69%	27,934	171	0.82%
Total interest earning assets	2,552,601	80,672	4.21%	2,359,579	69,351	3.92%
Non-interest earning assets	176,208			177,643
Total assets	$2,728,809			$2,537,222
Interest bearing liabilities:
Deposits:
Checking accounts	$626,766	2,661	0.57%	$596,820	1,285	0.29%
Savings accounts	304,711	80	0.04%	306,422	85	0.04%
Certificates of deposit
Customer certificates of deposit	602,961	6,417	1.42%	500,139	3,572	0.95%
Brokered certificates of deposit	219,490	2,773	1.69%	122,940	892	0.97%
Total certificates of deposit	822,451	9,190	1.49%	623,079	4,464	0.96%
Total interest bearing deposits	1,753,928	11,931	0.91%	1,526,321	5,834	0.51%
Federal Home Loan Bank advances
Long-term advances	48,794	1,337	3.66%	48,019	1,106	3.07%
Short-term advances	207,121	2,682	1.73%	314,467	2,228	0.94%
Total Federal Home Loan Bank advances	255,915	4,019	2.10%	362,486	3,334	1.23%
Repurchase agreements and other	207	—	0.25%	4,079	20	0.65%
Total borrowed funds	256,122	4,019	2.10%	366,565	3,354	1.22%
Total interest bearing liabilities	$2,010,050	15,950	1.06%	$1,892,886	9,188	0.65%
Non-interest bearing liabilities
Noninterest-bearing deposits	374,149			326,151
Other noninterest-bearing liabilities	39,876			36,019
Total noninterest bearing liabilities	414,025			362,170
Total liabilities	$2,424,075			$2,255,056
Shareholders’ equity	304,734			282,166
Total liabilities and equity	$2,728,809			$2,537,222
Net interest income and interest rate spread		$64,722	3.15%		$60,163	3.27%
Net interest margin			3.38%			3.40%
Average interest earning assets to average interest bearing liabilities			126.99%			124.66%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates.  As noted, for the quarter ended September 30, 2018 and the year ended December 31, 2017, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended September 30, 2018
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.50%	6.00%	(5.45)%	-20.00%	$(2,471)	(15.00)%	(2.83)%
300	11.79%	6.00%	(3.03)%	-15.00%	(1,793)	(10.00)%	(2.05)%
200	11.98%	7.00%	(1.47)%	-10.00%	(1,118)	(7.00)%	(1.28)%
100	12.26%	7.00%	0.80%	-5.00%	(486)	(3.00)%	(0.56)%
Static	12.16%	9.00%	—%	0.00%	—	—%	—%
-100	11.81%	7.00%	(2.93)%	-10.00%	(235)	(5.00)%	(0.27)%

Year Ended December 31, 2017
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.38%	6.00%	(6.58)%	-25.00%	$(2,988)	(18.00)%	(3.57)%
300	11.80%	6.00%	(3.17)%	-20.00%	(2,145)	(13.00)%	(2.56)%
200	12.21%	7.00%	0.21%	-15.00%	(1,328)	(8.00)%	(1.59)%
100	12.32%	7.00%	1.11%	-10.00%	(633)	(3.00)%	(0.76)%
Static	12.19%	9.00%	—%	0.00%	—	—%	—%
-100	11.42%	7.00%	(6.29)%	-15.00%	(1,525)	(5.00)%	(1.82)%

For the quarter ended September 30, 2018, and year ended December 31, 2017, it was only meaningful to calculate a drop of 100 basis points.

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2018, United Community’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of United Community’s disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, United Community’s Chief Executive Officer and Chief Financial Officer concluded that United Community’s disclosure controls and procedures as of September 30, 2018 were effective.

Changes in Internal Control over Financial Reporting

There were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes in United Community’s risk factors as outlined in United Community’s Annual Report on

Form 10-K for the year ended December 31, 2017.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended September 30, 2018:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that August yet be purchased under the plan(1)
July 1 through July 31, 2018	—	$—	—	1,683,830
August 1 through August 31, 2018	—	—	—	1,683,830
September 1 through September 30, 2018 (2)	3,190	10.33	—	1,683,830
Total	3,190	$10.33	—	1,683,830

(1)

United Community’s stock repurchase program was publically announced on April 28, 2016 in a press release, a copy of which can be found in United Community’s Form 8-K filed on May 2, 2016.  The program permits the repurchase of up to 2,500,000 common shares.  There is no expiration date for the program.

(2)

In September 2018, United Community purchased 3,190 shares at $10.33 per share from employees for the payment of employment taxes. The purchase of these shares was not part of United Community’s share repurchase program.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: November 9, 2018	/s/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: November 9, 2018	/s/ Timothy W. Esson
Timothy W. Esson Executive Vice President and Chief Financial Officer
(Principal Financial Officer)