Form 10-K
period 2018-12-31
UNITED COMMUNITY FINANCIAL CORP
filed 2019-03-13
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒     No  ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last reported sale on June 30, 2018 was approximately $527.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of March 8, 2019, there were 49,128,875 of the Registrant’s Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of Form 10-K - Portions of the Proxy Statement for the 2019 Annual Meeting of Shareholders

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

HSB Insurance, LLC, (d/b/a James & Sons Insurance) is a wholly-owned insurance subsidiary of United Community that was formed on April 6, 2016 to acquire James & Sons Insurance. As a result of this acquisition, HSB Insurance, LLC now offers a variety of insurance products for business and residential customers, including auto, homeowners, life-health, commercial, surety bonds and aviation, within United Community’s market area, as defined below.

HSB Insurance, Inc., was formed on June 1, 2017 as a Delaware-based captive insurance company that is a wholly-owned subsidiary of United Community.  HSB Insurance, Inc. insures against certain risks that are unique to the operations of the Company and its subsidiaries and for which insurance may not be currently available or economically feasible; by pooling resources with several other insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves.  HSB Insurance, Inc. is subject to regulations of the State of Delaware and undergoes periodic examinations by the Delaware Division of Insurance.

The term “Company” is used in this Annual Report on Form 10-K to refer to United Community and its subsidiaries, collectively.

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

Home Savings was organized as a mutual savings association under Ohio law in 1889. Currently, Home Savings is an Ohio-chartered bank, subject to the supervision and regulation by the Federal Deposit Insurance Corporation (FDIC) and the Division of Financial Institutions (ODFI) of the Ohio Department of Commerce (Ohio Division). Home Savings is a member of the Federal Home Loan Bank of Cincinnati (FHLB) and the deposits of Home Savings are insured up to applicable limits by the FDIC.

Home Savings conducts business from its main office located in Youngstown, Ohio, and through 35 retail banking offices, three wealth management offices and 12 loan production centers located throughout Ohio, western Pennsylvania and West Virginia. The principal business of Home Savings is the origination of mortgage loans, including construction loans, on residential and nonresidential real estate located in Home Savings’ primary market area, which consists of Ashland, Belmont, Columbiana, Cuyahoga, Erie, Franklin, Geauga, Huron, Lake, Lucas, Mahoning, Portage, Richland, Stark, Summit and Trumbull Counties in Ohio, Allegheny and Beaver Counties in Pennsylvania and Monongalia County in West Virginia. In addition to real estate lending, Home Savings originates commercial loans and various types of consumer loans. For liquidity and interest rate risk management purposes, Home Savings invests in various financial instruments as discussed below under the heading “Investment Activities.” Funds for lending and other investment activities are obtained primarily from retail deposits, which are insured up to applicable limits by the FDIC, principal repayments of loans, borrowings from the FHLB, repurchase agreements and maturities of securities.

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

As of December 31, 2018, the FDIC categorized Home Savings as well capitalized.

ACQUISITIONS

On January 29, 2016, United Community acquired James & Sons Insurance, an insurance agency that offers a variety of insurance products for business and residential customers, which include auto, homeowners, life-health, commercial, surety bonds, and aviation.  James & Sons Insurance was merged into HSB Insurance, LLC, a wholly-owned subsidiary of United Community, with HSB Insurance, LLC as the surviving entity following the merger. This acquisition marked the initial step in the formation of The Home Savings Insurance Group. During fiscal year 2017, United Community completed two additional acquisitions to expand the product offerings and market area of HSB Insurance, LLC.  On February 28, 2017, HSB Insurance, LLC acquired Eich Brothers Insurance, an insurance agency that offers insurance products for business and residential customers, including auto, commercial, homeowners and life-health.  On July 1, 2017, HSB Insurance, LLC acquired Stevens Insurance Agency, which offers insurance products for business and residential customers, including auto, commercial, homeowners and life-health. On July 1, 2018, HSB Insurance, LLC acquired certain assets of Steinhauser Insurance Agency which offers property and casualty insurance for business and personal needs.  Home Savings intends to expand its insurance business via organic growth coupled with a selective acquisition strategy.

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

Loan Portfolio Composition. The following table presents certain information regarding the composition of Home Savings’ loan portfolio at the dates indicated:

	At December 31,
	2018		2017		2016		2015		2014
	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans
	(Dollars in thousands)
Commercial Loans
Multifamily	$134,143	6.12%	$120,480	5.98%	$93,597	6.16%	$80,170	6.02%	$60,546	5.20%
Nonresidential	409,979	18.71%	381,611	18.93%	231,401	15.23%	175,456	13.17%	121,595	10.44%
Land	16,830	0.77%	15,162	0.75%	8,373	0.55%	9,301	0.70%	9,484	0.81%
Construction	141,686	6.47%	116,863	5.80%	68,158	4.49%	38,812	2.91%	16,064	1.38%
Secured	233,306	10.65%	177,994	8.83%	95,343	6.27%	63,182	4.74%	45,088	3.87%
Unsecured	6,987	0.32%	10,506	0.52%	7,386	0.49%	2,831	0.21%	134	0.01%
Total commercial loans	942,931	43.04%	822,616	40.80%	504,258	33.19%	369,752	27.75%	252,911	21.71%
Residential Mortgage Loans
One-to four-family	927,255	42.33%	870,939	43.20%	762,926	50.21%	733,685	55.06%	694,105	59.58%
Construction	43,435	1.98%	49,092	2.43%	35,695	2.35%	40,898	3.07%	37,113	3.19%
Total residential mortgage loans	970,690	44.31%	920,031	45.63%	798,621	52.56%	774,583	58.13%	731,218	62.77%
Consumer Loans
Home Equity	185,661	8.48%	195,852	9.71%	165,054	10.86%	161,338	12.11%	154,776	13.28%
Auto	78,686	3.59%	64,364	3.19%	39,609	2.60%	11,348	0.85%	5,902	0.51%
Marine	1,206	0.06%	1,526	0.08%	1,796	0.12%	2,699	0.20%	3,917	0.34%
Recreational Vehicle	4,347	0.20%	5,696	0.28%	7,602	0.50%	10,656	0.80%	14,054	1.21%
Other (1)	7,141	0.33%	6,056	0.30%	2,537	0.17%	2,217	0.17%	2,105	0.18%
Total consumer loans	277,041	12.65%	273,494	13.57%	216,598	14.25%	188,258	14.13%	180,754	15.52%
Total Loans	2,190,662	100.00%	2,016,141	100.00%	1,519,477	100.00%	1,332,593	100.00%	1,164,883	100.00%
Less net items	13,820		16,264		15,900		16,401		16,790
Total Loans, net	$2,176,842		$1,999,877		$1,503,577		$1,316,192		$1,148,093

(1)	Consists primarily of overdraft protection loans and loans to individuals secured by demand accounts, deposits and other consumer assets.

Loan Maturity. The following table sets forth certain information as of December 31, 2018, regarding the dollar amount of construction and commercial loans maturing in Home Savings’ portfolio based on their contractual terms to maturity. Demand and other loans having no stated schedule of repayments or no stated maturity are reported as due in one year or less. Mortgage loans originated by Home Savings always include due-on-sale clauses that provide Home Savings with the contractual right to deem the loan immediately due and payable in the event the borrower transfers the ownership of the property without Home Savings’ consent. The table does not include the effects of possible prepayments.

	Principal payments contractually due in the years ended December 31,
	2019	2020-2023	2024 and thereafter	Total
	(Dollars in thousands)
Construction loans:
Residential mortgage construction	$—	$—	$43,435	$43,435
Commercial construction	19,234	20,604	101,848	141,686
Commercial loans	20,540	81,974	137,779	240,293
Total	$39,774	$102,578	$283,062	$425,414

The table below sets forth the dollar amount of all loans reported above becoming due after December 31, 2018, which have fixed or adjustable interest rates:

Due after December 31, 2019
(Dollars in thousands)
Fixed rate	$110,726
Adjustable rate	274,914
$385,640

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

At December 31, 2018, loans secured by multifamily properties totaled approximately $134.1 million, or 6.1% of total loans, of which $171,000, or 0.1% of Home Savings’ total multifamily loans, were considered nonperforming. New originations in this loan category totaled $43.2 million in 2018.

Nonresidential. Home Savings originates loans secured by nonresidential real estate, such as retail centers, office buildings, and industrial buildings. Home Savings’ nonresidential real estate loans typically have both fixed and adjustable rates, terms typically ranging from five to ten years and LTVs of up to 80%. The majority of such properties are located within Home Savings’ primary lending area.

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

At December 31, 2018, approximately $410.0 million, or 18.7% of Home Savings’ total loans, were secured by mortgages on nonresidential real estate, of which $13,000, or 0.0% of Home Savings’ total nonresidential real estate loans, were considered nonperforming. New originations in this loan category totaled $68.7 million in 2018.

Land. Home Savings also originates a limited number of loans secured by vacant land. Home Savings’ land loans generally are fixed-rate loans for terms of up to five years and require a LTV of 65% or less. At December 31, 2018, approximately $16.8 million, or 0.8%, of Home Savings’ total loans were land loans. None of these loans were nonperforming at December 31, 2018. New originations in this loan category totaled $8.9 million in 2018.

Construction.  Home Savings originates loans for the construction of multifamily properties and nonresidential real estate projects.  Construction loans for multifamily and nonresidential properties typically have LTV at origination of up to 75% based on estimated value at completion, with the value of the land included as part of the owner’s equity.

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

At December 31, 2018, Home Savings had approximately $141.7 million, or 6.5% of its total loans, invested in commercial construction loans.  None of these loans were nonperforming at December 31, 2018.  New originations for commercial construction loans totaled $96.0 million in 2018.

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

At December 31, 2018, Home Savings had approximately $233.3 million invested in secured commercial loans and $7.0 million in unsecured commercial loans. The majority of these loans are secured by inventory, accounts receivable, equipment, investment property, vehicles or other assets of the borrower. These loans are underwritten based on the creditworthiness of the borrower and the guarantors, where applicable.

Nonperforming secured and unsecured commercial loans at December 31, 2018 amounted to $531,000, or 0.2% of total commercial secured and unsecured loans. New originations of commercial loans totaled $148.6 million in 2018, of which $146.9 million were secured.

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

Under certain circumstances, Home Savings will offer loans with LTVs exceeding 80% without private mortgage insurance. Customers may borrow up to 80% of the home’s appraised value and obtain a second loan or line of credit from Home Savings for up to 90% of the appraised value without having to purchase mortgage insurance. Home Savings also offers a first-time homebuyers product that permits an LTV of 97% without private mortgage insurance. Such loans involve a higher degree of risk because, in the event of a borrower default, the value of the underlying collateral may not satisfy the principal and interest outstanding on the loan. To reduce this risk, Home Savings underwrites all portfolio loans to Freddie Mac and Fannie Mae underwriting guidelines.

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

At December 31, 2018, Home Savings’ one-to-four-family residential real estate loans held in portfolio totaled approximately $927.3 million, or 42.3% of total loans. At December 31, 2018, $4.2 million, or 0.4%, of Home Savings’ one-to-four-family loans were nonperforming. New originations in this loan category totaled $258.8 million in 2018.

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

At December 31, 2018, Home Savings had approximately $141.7 million, or 6.5% of its total loans, invested in one-to-four-family residential construction loans.  All of these loans were performing according to the terms of their agreement as of December 31, 2018.

New originations for residential mortgage construction loans to owner-occupants totaled $272.4 million in 2018.  The level of new originations exceeded the outstanding balance of these loans as not all funds have been drawn on such loans as of December 31, 2018.

Consumer Loans:

Home Savings originates various types of consumer loans, including home equity loans, home equity lines of credit, vehicle loans, unsecured loans, and cash-secured loans.  Home Savings generally does not originate recreational vehicle loans or marine loans. Consumer loans are made at fixed and variable rates of interest for different terms based on the type of loan.

Home Savings generally makes closed-end home equity loans and lines of credit in an amount that, when added to the prior indebtedness secured by the real estate, does not exceed 90% of the estimated value of the real estate. Home equity loans typically are secured by a second mortgage on the real estate. Home Savings frequently holds the first mortgage, although Home Savings will make home equity loans in cases where it sells the first mortgage or another lender holds the first mortgage. Home Savings also offers home equity lines of credit. Fixed-rate home equity loans typically have terms of ten years. Rate adjustments on adjustable home equity loans change based on the prime interest rate for loans on residences of up to 90% LTV regardless of lien position. At December 31, 2018, approximately $185.7 million, or 8.5%, of Home Savings’ total loan portfolio consisted of home equity loans. Home Savings also makes cash-secured consumer loans and investment-secured loans for up to 100% of the principal balance of the account. These loans generally have fixed rates tied to market conditions.

For new automobiles, loans are originated for up to 115% of the MSRP value of the car with terms of up to 78 months. For used automobiles, loans are made for up to the National Automobile Dealers Association (N.A.D.A.) retail value of the car model and a term of up to 78 months. Most automobile loans are originated indirectly through approved auto dealerships. At December 31, 2018, automobile loans totaled $78.7 million, or 3.6% of Home Savings’ total loan portfolio.

At December 31, 2018, Home Savings had approximately $277.0 million, or 12.7% of its total loans, invested in consumer loans. Nonperforming consumer loans at December 31, 2018, amounted to $1.7 million, or 0.6% of such loans. New originations of consumer loans totaled $99.7 million in 2018.

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

Each of Home Savings’ retail banking offices and residential mortgage loan centers have loan personnel who can accept loan applications, which are then forwarded to Home Savings’ Credit Department for processing and approval. In underwriting real estate loans, Home Savings typically obtains a credit report and verification of employment and analyzes the cash flows of the borrower and other documentation concerning the creditworthiness of the borrower. Typically, an appraisal of the fair market value of the real estate that will be given as security for the loan is prepared by an approved independent fee appraiser. For all nonresidential real estate loans, the appraisal is conducted by an outside fee appraiser whose report is reviewed by a third-party appraisal review firm engaged by Home Savings. Upon the completion of the appraisal and the receipt of information on the credit history of the borrower, the loan application is submitted for review to the appropriate persons. Generally, all commercial requests and consumer loan requests of $500,000 or more and residential mortgage loan requests over $800,000 up to and including $5.0 million require the approval of the Officers’ Loan Committee or the appropriate Officer’s Loan Committee member. All loans that would cause the aggregate lending relationship to be greater than $5.0 million require approval from the Executive Officers’ Loan Committee.

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

At December 31, 2018, Home Savings had $26.8 million of outstanding commitments to make mortgage loans with the intention to sell in the secondary market, as well as $277.5 million available to borrowers under consumer and commercial lines of credit and $60.3 million available in the OverdraftPrivilege™ program. At December 31, 2018, Home Savings had $128.3 million in funds related to commercial loans in process and $71.4 million related to construction loans in process under existing contractual obligations.

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

Based on such limits, Home Savings could lend approximately $45.3 million to one borrower at December 31, 2018. The largest amount Home Savings had committed to one borrower at December 31, 2018, was $22.5 million in the form of three loans, of which $8.0 million was outstanding at December 31, 2018. At December 31, 2018, these commercial real estate loans were performing in accordance with their terms.

Delinquent Loans, Nonperforming Assets and Classified Assets. The following table reflects the amount of all loans in a delinquent status as of the dates indicated:

	At December 31,
	2018			2017
			Percent of net			Percent of net
	Number	Amount	loans	Number	Amount	loans
	(Dollars in thousands)
Loans delinquent for:
30-59 days	91	$3,856	0.18%	114	$6,287	0.31%
60-89 days	34	1,289	0.06%	33	1,750	0.09%
90 days or over	133	5,750	0.26%	170	8,620	0.43%
Total delinquent loans	258	$10,895	0.50%	317	$16,657	0.83%

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

The following table sets forth information with respect to Home Savings’ nonperforming loans and other assets by year at the dates indicated:

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonperforming loans:
Nonaccrual loans
Commercial Loans:
Multifamily and nonresidential	$171	$1,493	$3,546	$3,599	$5,874
Construction and land	13	9	34	384	1,582
Commercial and industrial	531	1,505	361	4,016	4,016
Total commercial loans	715	3,007	3,941	7,999	11,472
Residential mortgage loans:	4,170	6,076	6,084	6,181	6,816
Consumer Loans:	1,654	2,620	2,413	2,567	2,163
Total nonaccrual loans	6,539	11,703	12,438	16,747	20,451
Past due 90 days and still accruing	—	—	—	—	—
Total nonperforming loans	6,539	11,703	12,438	16,747	20,451
Real estate acquired through foreclosure and other repossessed assets	1,088	1,253	1,777	2,727	3,467
Other classified assets	—	4,050	6,384	—	—
Total nonperforming assets	$7,627	$17,006	$20,599	$19,474	$23,918

Total impaired loans	$20,594	$26,250	$31,548	$39,659	$45,897
Nonperforming loans as a percent of loans, net	0.30%	0.59%	0.83%	1.27%	1.78%
Nonperforming assets as a percent of total assets	0.27%	0.64%	0.94%	0.98%	1.30%
Allowance for loan losses as a percent of nonperforming loans	312.63%	181.17%	153.26%	105.76%	86.48%
Allowance for loan losses as a percent of loans, net	0.93%	1.05%	1.25%	1.33%	1.52%

In 2018, net income did not include uncollected interest on nonperforming loans. During 2018, approximately $640,000 in additional interest income would have been recorded had nonaccrual loans been accruing pursuant to contractual terms.

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

During 2018, Home Savings experienced a decline in impaired loans of $5.7 million. Home Savings recognized a decrease in nonperforming secured commercial loans of approximately $974,000. Nonperforming residential one-to-four-family and home equity loans declined $3.1 million and $1.1 million, respectively.  Purchased credit impaired loans decreased $1.2 million.

Real estate acquired in settlement of loans is classified separately on the balance sheet at estimated fair value less costs to sell as of the date of acquisition. At foreclosure, the loan is written down to the value of the underlying collateral by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income or loss on disposition, are included in real estate owned and other repossessed asset expenses. At December 31, 2018, the carrying value of real estate and other repossessed assets acquired in settlement of loans was $1.1 million and consisted primarily of $868,000 in one-to-four-family residential properties, $181,000 secured by one-to-four-family residential construction properties and $39,000 in automobiles and recreational vehicles.

In addition to the classified loans identified above, other loans may be identified as having potential credit problems as a result of those loans being identified by our internal loan review function. These special mention loans, which have not exhibited the more severe weaknesses generally present in classified loans, amounted to $23.3 million, as of December 31, 2018, compared to $15.8 million as of December 31, 2017.

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries, looking back 26 quarters as of December 31, 2018.  In determining the qualitative component, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.   The quantitative and qualitative components are combined to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans.  At December 31, 2017, the Company evaluated 22 quarters of net charge-off history.

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

The following table sets forth an analysis of Home Savings’ allowance for loan losses for the periods indicated:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$21,202	$19,087	$17,712	$17,687	$21,116
Provision(recovery) for loan losses	699	4,253	5,387	2,135	(1,271)
Charge-offs:
Commercial loans	(1,255)	(1,565)	(3,722)	(1,268)	(1,656)
Residential mortgage loans	(570)	(1,218)	(761)	(1,301)	(1,005)
Consumer loans	(612)	(815)	(1,151)	(1,257)	(1,578)
Total charge-offs	(2,437)	(3,598)	(5,634)	(3,826)	(4,239)
Recoveries:
Commercial loans	463	693	858	733	1,011
Residential mortgage loans	218	235	133	388	242
Consumer loans	298	532	631	595	828
Total recoveries	979	1,460	1,622	1,716	2,081
Net charge-offs	(1,458)	(2,138)	(4,012)	(2,110)	(2,158)
Balance at end of year	$20,443	$21,202	$19,087	$17,712	$17,687
Ratio of net charge-offs to average net loans	(0.07)%	(0.11)%	(0.29)%	(0.17)%	(0.20)%

At December 31, 2018, the allowance for loan losses was 0.93% of net loans and 312.6% of total nonperforming loans.

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

	At December 31,
	2018		2017		2016		2015		2014
		Percent		Percent		Percent		Percent		Percent
		of loans		of loans		of loans		of loans		of loans
		in each		in each		in each		in each		in each
		category to		category to		category to		category to		category to
	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans	Amount	total loans
	(Dollars in thousands)
Commercial loans	$11,875	58.09%	$12,542	59.15%	$10,824	56.71%	$8,077	45.60%	$5,690	21.71%
Residential mortgage loans	5,923	28.97%	5,860	27.64%	5,538	29.01%	6,630	37.43%	8,517	62.77%
Consumer loans	2,645	12.94%	2,800	13.21%	2,725	14.28%	3,005	16.97%	3,480	15.52%
Total	$20,443	100.00%	$21,202	100.00%	$19,087	100.00%	$17,712	100.00%	$17,687	100.00%

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

Home Savings Investment Activities. Federal laws and regulations as well as Ohio law permit Home Savings to invest in various types of marketable securities, including interest-bearing deposits in other financial institutions, federal funds, U.S. Treasury and agency obligations, mortgage-related securities and certain other specified investments. The Board has adopted an investment policy that authorizes management to make investments in U.S. Treasury obligations, U.S. federal agency and federally-sponsored corporation obligations, mortgage-related securities issued or sponsored by Fannie Mae, Freddie Mac and Government National Mortgage Association (GNMA), investment-grade municipal obligations and creditworthy, unrated securities issued by municipalities in which Home Savings is located. Such securities comprised 100% of Home Savings’ investment securities portfolio at December 31, 2018. The investment policy also authorizes management to make investments in securities issued by private issuers, investment-grade corporate debt securities, investment-grade asset-backed securities, certificates of deposit that are fully-insured by the FDIC, bankers’ acceptances, federal funds and money market funds. Home Savings’ investment policy is designed primarily to provide and maintain liquidity within regulatory guidelines, to maintain a balance of high quality investments to minimize risk and to maximize return without sacrificing liquidity.

Home Savings maintains a significant portfolio of mortgage-backed securities and collateralized mortgage obligations that are issued by Fannie Mae, GNMA and Freddie Mac. These securities generally entitle Home Savings to receive a portion of the cash flows from an identified pool of mortgages. Home Savings is exposed to prepayment risk and reinvestment risk to the extent that actual prepayments will differ from those estimated in pricing the security, which may result in adjustments to the net yield on such securities. Mortgage-related securities enable Home Savings to generate positive interest rate spreads with minimal administrative expense and reduce credit risk due to either guarantees provided by the issuer or the high credit rating of the issuer. Mortgage-related securities classified as available for sale also provide Home Savings with an additional source of liquid funds.

United Community Investment Activities. Funds maintained by United Community for general corporate purposes primarily are invested in an account with Home Savings.

The following table presents the amortized cost, fair value and weighted average yield of securities available for sale at December 31, 2018 by maturity:

	At December 31, 2018
	No stated				After one year through
	maturity		One year or less		five years
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Treasury and agency	$—	0.00%	$—	0.00%	$33,166	2.13%
States and municipalities	—	0.00%	—	0.00%	552	3.12%
Corporate debt securities	—	0.00%	—	0.00%	—	0.00%
Collateralized mortgage obligations	—	0.00%	—	0.00%	5,489	3.03%
Mortgage-backed securities	—	0.00%	—	0.00%	19,824	2.09%
Total securities available for sale	$—	0.00%	$—	0.00%	$59,031	2.21%

	At December 31, 2018
	Five years through		After
	ten years		ten years		Total
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
U.S Treasury and agency	$64,619	2.40%	$—	0.00%	$97,785	2.31%
States and municipalities	—	0.00%	47,615	3.24%	48,167	3.24%
Corporate debt securities	2,000	6.00%	—	0.00%	2,000	6.00%
Collateralized mortgage obligations	3,545	3.53%	12,945	3.41%	21,979	3.33%
Mortgage-backed securities	—	0.00%	56,671	2.52%	76,495	2.41%
Total securities available for sale	$70,164	2.56%	$117,231	2.91%	$246,426	2.64%

The following table presents the amortized cost, fair value and weighted average yield of securities held to maturity at December 31, 2018 by maturity:

	At December 31, 2018
	No stated				After one year through
	maturity		One year or less		five years
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
Mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%
States and municipalities	—	0.00%	3,000	3.05%	270	2.22%
Total securities held to maturity	$—	0.00%	$3,000	3.05%	$270	2.22%

	At December 31, 2018
	Five years through		After
	ten years		ten years		Total
	Amortized cost	Average yield	Amortized cost	Average yield	Amortized cost	Average yield
	(Dollars in thousands)
Securities:
Mortgage-backed securities	—	0.00%	64,442	2.30%	64,442	2.30%
States and municipalities	9,779	2.77%	—	0.00%	13,049	2.82%
Total securities held to maturity	$9,779	2.77%	$64,442	2.30%	$77,491	2.39%

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

Brokered deposits represent funds, which Home Savings obtained, directly or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. Home Savings had $291.0 million in brokered deposits at December 31, 2018 and $156.5 million in brokered deposits at December 31, 2017.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by Home Savings at the dates indicated:

	At December 31, 2018			For the Year Ended December 31, 2018
		Percent	Weighted		Percent	Weighted
		of total	average	Average	of average	average
	Amount	deposits	rate	balance	deposits	rate
	(Dollars in thousands)
Noninterest bearing demand	$394,208	17.81%	0.00%	$379,568	17.42%	0.00%
Checking and money market accounts	613,144	27.70%	0.73%	624,816	28.67%	0.60%
Savings accounts	298,087	13.47%	0.04%	303,642	13.93%	0.04%
Certificates of deposit	907,781	41.02%	1.96%	871,498	39.98%	1.60%
Total deposits	$2,213,220	100.00%	1.01%	$2,179,524	100.00%	0.82%

	At December 31, 2017			For the Year Ended December 31, 2017
		Percent	Weighted		Percent	Weighted
		of total	average	Average	of average	average
	Amount	deposits	rate	balance	deposits	rate
	(Dollars in thousands)
Noninterest bearing demand	$354,970	18.14%	0.00%	$333,495	17.76%	0.00%
Checking and money market accounts	594,712	30.39%	0.37%	597,686	31.82%	0.31%
Savings accounts	301,716	15.42%	0.04%	305,641	16.27%	0.04%
Certificates of deposit	705,341	36.05%	1.25%	641,294	34.15%	1.01%
Total deposits	$1,956,739	100.00%	0.57%	$1,878,116	100.00%	0.45%

The following table shows rate and maturity information for Home Savings’ certificates of deposit at December 31, 2018:

		Over	Over
	Up to	1 year to	2 years to
Rate	one year	2 years	3 years	Thereafter	Total
	(Dollars in thousands)
2.00% or less	$238,052	$37,644	$18,235	$38,684	$332,615
2.01% to 3.10%	425,766	124,836	10,245	14,319	575,166
Total certificates of deposit	$663,818	$162,480	$28,480	$53,003	$907,781

At December 31, 2018, approximately $663.8 million of Home Savings’ certificates of deposit will mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity. If, however, Home Savings is unable to renew the maturing certificates for any reason, borrowings of up to $403.0 million, as of December 31, 2018, were available from the FHLB.

The following table presents the amount of Home Savings’ certificates of deposit of $100,000 or more by the time remaining until maturity at December 31, 2018:

Maturity	Amount
(Dollars in thousands)
Three months or less	$52,185
Over 3 months to 6 months	25,175
Over 6 months to 12 months	99,357
Over 12 months	96,523
Total	$273,240

The following table presents the amount of Home Savings’ certificates of deposit of $250,000 or more, which are included in the table above, by the time remaining until maturity at December 31, 2018:

Maturity	Amount
(Dollars in thousands)
Three months or less	$10,731
Over 3 months to 6 months	6,265
Over 6 months to 12 months	21,575
Over 12 months	24,191
Total	$62,762

The following table sets forth Home Savings’ deposit account balance activity for the periods indicated:

	Year ended December 31,
	2018	2017
	(Dollars in thousands)
Beginning balance	$1,956,739	$1,514,991
Net increase (decrease) in other deposits	238,986	434,698
Net deposits before interest credited	2,195,725	1,949,689
Interest credited	17,495	7,050
Ending balance	2,213,220	1,956,739
Net increase (decrease)	$256,481	$441,748
Percent increase (decrease)	13.11%	29.16%

Borrowings. The FHLB system functions as a central reserve bank providing credit for its member institutions and certain other financial institutions. As a member in good standing of the FHLB, Home Savings is authorized to apply for advances, provided certain standards of creditworthiness have been met December 31, 2018 Home Savings may borrow up to an additional $403.0 million from the FHLB and had $243.0 million in outstanding advances at December 31, 2018. None of the advances outstanding are callable.

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

EMPLOYEES

At December 31, 2018, United Community had 504 full-time equivalent employees.  Home Savings believes that relations with its employees are good. Home Savings makes available health, life and disability benefits, access to variable compensation and a 401(k) plan for its employees.

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

The Bank Holding Company Act requires the prior approval of the FRB in any case where a bank holding company proposes to:

•	acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it;
•	acquire substantially all of the assets of another bank or bank holding company; or
•	merge or consolidate with any other bank holding company.

Financial Holding Company Activities

United Community is a financial holding company, permitting it to engage in activities beyond those permitted for traditional bank holding companies.  In order to become a financial holding company, a bank holding company must meet certain capital requirements and be “well managed,” and all of its depository institutions must be “well capitalized” under federal banking regulations, and the depository institutions must have received a Community Reinvestment Act rating of at least satisfactory.

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

A financial holding company and its subsidiaries must continue to meet the above described requirements in order to continue to engage in activities that are financial in nature without being subjected to regulatory actions or restrictions, which could include a requirement to divest of the subsidiary or subsidiaries.  If a financial holding company or a subsidiary bank fails to meet the requirements for the holding company to remain a financial holding company, the financial holding company must enter into a written agreement with the FRB to comply with all applicable capital and management requirements.  Until the FRB determines that the holding company and its subsidiary banks meet the requirements, the FRB may impose additional limitations or conditions on the conduct or activities of the financial holding company or any affiliate that the FRB finds to be appropriate or consistent with federal banking laws.  If the deficiencies are not corrected, the financial holding company may be required to divest ownership or control of some or all of its subsidiaries.  If restrictions are imposed on the activities of the holding company, such restrictions may not be made publicly available pursuant to confidentiality regulations of the banking regulators.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Regulatory Relief Act”) was signed into law. The Regulatory Relief Act was designed to provide regulatory relief for banking organizations, particularly for all but the very largest, those with assets in excess of $250 billion. Bank holding companies with assets of less than $100 billion are no longer subject to enhanced prudential standards, and those with assets between $100 billion and $250 billion will be relieved of those requirements in 18 months, unless the FRB takes action to maintain those standards. Certain regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to United Community even before the enactment of the Regulatory Relief Act.

The Regulatory Relief Act also provides that the banking regulators must adopt regulations implementing the provision that banking organizations with assets of less than $10 billion are permitted to satisfy capital standards and be considered “well capitalized” under the prompt corrective action framework if their leverage ratios of tangible assets to average consolidated assets is between 8%and 10%, unless the bank’s federal banking agency determines that the organization’s risk profile warrants a more stringent leverage ratio. The Office of the Comptroller of the Currency (OCC), the FRB and the FDIC have proposed for comment the leverage ratio framework for any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%. The community bank leverage ratio would be calculated as the ratio of tangible equity capital divided by average total consolidated assets. Tangible equity capital would be defined as total bank equity capital or total holding company equity capital, as applicable, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carry forwards, goodwill and other intangible assets (other than mortgage servicing assets). Average total assets would be calculated in a manner similar to the current tier 1 leverage ratio denominator in that amounts deducted from the community bank leverage ratio numerator would also be excluded from the community bank leverage ratio denominator.

The OCC, the FRB and the FDIC also adopted a rule providing banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under U. S. generally accepted accounting principles (GAAP).

The Regulatory Relief Act also relieves bank holding companies and banks with assets of less than $100 billion in assets from certain record-keeping, reporting and disclosure requirements.

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (Basel Committee).  New capital rules applicable to smaller banking organizations (Basel III Capital Rules), which also implement certain of the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), became effective on January 1, 2015.  Compliance with the new minimum capital requirements was required effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016, through January 1, 2019, and most deductions from common equity tier 1 capital have mostly phased in as of January 1, 2019.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.  The capital conservation buffer phases in starting on January 1, 2016, at .625% and is fully phased in at 2.50%.  The implementation of Basel III is not expected to have a material impact on United Community’s or Home Savings’ capital ratios.

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

Limits on Dividends

The ability of a bank holding company to obtain funds for the payment of dividends and for other cash requirements is largely dependent on the amount of dividends that may be declared by its subsidiary banks and other subsidiaries.  However, the FRB expects a bank holding company to serve as a source of strength to its bank subsidiaries, which may require the holding company to retain capital for further investments in its bank subsidiaries, rather than paying dividends to shareholders of the holding company.  Home Savings may not pay dividends to United Community if, after paying such dividends, it would fail to meet the required capital levels.  Dividends are also subject to limitations if United Community or Home Savings fails to hold the required capital conservation buffer.  Home Savings must have the approval of its regulatory authorities if a dividend in any year would cause the total dividends for that year to exceed the sum of its current year’s net profits and retained net profits for the preceding two years, less required transfers to surplus.  Under Ohio law, Home Savings may pay a dividend from surplus only with the approval of its shareholder United Community and the approval of the Superintendent of Financial Institutions.  Payment of dividends by Home Savings may be restricted at any time at the discretion of its regulatory authorities, if they deem such dividends to constitute an unsafe and/or unsound banking practice or if necessary to maintain adequate capital for Home Savings.  These provisions could have the effect of limiting United Community’s ability to pay dividends on its outstanding common shares.

In addition, FRB policy requires United Community to provide notice to the FRB in advance of the payment of a dividend to United Community’s shareholders under certain circumstances, and states that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.  The FRB may disapprove of such dividend payment if the FRB determines the payment would be an unsafe or unsound practice.

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

The FDIC assesses a quarterly deposit insurance premium on each insured institution based on risk characteristics of the institution and may also impose special assessments in emergency situations.  The premiums fund the Deposit Insurance Fund (DIF).  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (DRR), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC's new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%.  The DRR reached 1.36% at September 30, 2018.  The rules also provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF.  These assessments will continue until the Financing Corporation bonds mature in September 2019.  The Financing Corporation has projected that the last assessment will be collected on the March 29, 2019, FDIC invoice.

Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal statutes and regulations applicable to their business, including consumer protection statutes and implementing regulations. Potential penalties under these laws include, but are not limited to, fines. The Dodd-Frank Act established the CFPB, which has extensive regulatory and enforcement powers over consumer financial products and services. The CFPB has adopted numerous rules with respect to consumer protection laws, amending some existing regulations and adopting new ones, and has commenced enforcement actions. The following are just some of the consumer protection laws applicable to the Bank:

•	Community Reinvestment Act of 1977: imposes a continuing and affirmative obligation to fulfill the credit needs of its entire community, including low-and moderate-income neighborhoods.
•	Equal Credit Opportunity Act: prohibits discrimination in any credit transaction on the basis of any of various criteria.
•	Truth in Lending Act: requires that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably.
•	Fair Housing Act: makes it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of any of certain criteria.
•

Home Mortgage Disclosure Act: requires financial institutions to collect data that enables regulatory agencies to determine whether the financial institutions are serving the housing credit needs of the communities in which they are located.

•

Real Estate Settlement Procedures Act: requires that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers’ costs.

•

Privacy provisions of the Gramm-Leach-Bliley Act: requires financial institutions to establish policies and procedures to restrict the sharing of non-public customer data with non-affiliated parties and to protect customer information from unauthorized access.

The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of specific banking or consumer finance law.

In October 2017, the CFPB issued a final rule (the “Payday Rule”) with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections is required starting on August 19, 2019. The first major part of the rule makes it an unfair and abusive practice for a lender to make short-term and longer-term loans with balloon payments (with certain exceptions) without reasonably determining that the borrower has the ability to repay the loan. The second major part of the rule applies to the same types of loans as well as certain other longer-term loans that are repaid directly from the borrower's account. The rule states that it is an unfair and abusive practice for the lender to withdraw payment from the borrower's account after two consecutive payment attempts have failed, unless the lender obtains the consumer's new and specific authorization to make further withdrawals from the account. The rule also requires lenders to provide certain notices to the borrower before attempting to withdraw payment on a covered loan from the borrower’s account.

On February 6, 2019, the CFPB issued two proposals with respect to the Payday Rule. First, the CFPB proposed to delay the compliance date for the mandatory underwriting provisions of the Payday Rule to November 19, 2020. It has requested comments on the proposed delay to be made within 30 days. Second, the CFPB proposed to rescind provisions of the Payday Rule that (1) provide that it is an unfair and abusive practice for a lender to make a covered short-term or longer-term balloon-payment loan without reasonably determining that the consumer has the ability to repay the loan according to its terms; (2) prescribe mandatory underwriting requirements for making the ability-to-repay determination; (3) provide exemptions of certain loans from the mandatory underwriting requirements; and (4) provide related definitions, reporting and recordkeeping requirements. The CFPB has requested comments to be made within 90 days on this proposal. These proposals do not change the provisions of the Payday Rule that address lender payment practices with respect to covered loans. The CFPB also stated that it will be considering other changes to the Payday Rule in response to requests received for exemptions of certain types of lenders or loan products and may commence separate additional rulemaking initiatives.  The Payday Rule applies to short-term loans that have terms of 45 days or less, longer-term balloon-payment loans and longer-term loans that have a cost of credit exceeding 36% per annum and for which the lender obtains a leveraged payment mechanism.  Of these loan types, the Company does not offer either short-term loans that have terms of 45 days or less or longer-term balloon-payment loans.  The Company may occasionally offer, on an accommodation basis, vehicle title loans, which qualify as longer-term loans which may have a cost of credit exceeding 36% per annum for which the Company obtains a leveraged payment mechanism.  However, the Rule provides a conditional exemption for accommodation loans provided the lender and its affiliates have made 2,500 or fewer of these loans in the current year and have made 2,500 or fewer of these loans in the preceding calendar year.  Based upon this information, the Payday Rule will have no impact on the Company.

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

Some of the requirements would apply only to Level 1 and Level 2 institutions.  For all covered institutions the Second Proposed Joint Rules would prohibit certain practices and types of incentive compensation and:

•	prohibit incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss;”
•	require incentive based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and
•	require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.

		Minimum	Minimum
		Regulatory	Ratio With Capital	Well-	December 31,
		Capital	Conservation	Capitalized	2018		2017
		Ratios	Buffer	Minimums	Ratio	Amount	Ratio	Amount
					(dollars in thousands)
Tier 1 leverage	United Community	4.00%	N/A	N/A	10.97%	$306,746	10.91%	$285,320
	Home Savings	4.00%	N/A	5.00%	10.11%	281,475	10.41%	271,353
CET 1 risk-based capital	United Community	4.50%	6.38%	N/A	14.47%	306,746	14.28%	285,320
	Home Savings	4.50%	6.38%	6.50%	13.34%	281,475	13.62%	271,353
Tier 1 risk-based capital	United Community	6.00%	7.88%	6.00%	14.47%	306,746	14.28%	285,320
	Home Savings	6.00%	7.88%	8.00%	13.34%	281,475	13.62%	271,353
Total risk-based capital	United Community	8.00%	9.88%	10.00%	15.44%	327,189	15.34%	306,522
	Home Savings	8.00%	9.88%	10.00%	14.30%	301,864	14.69%	292,504

Item 1A.	Risk Factors

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

Risk Related to Economic, Political and Market Conditions

Economic conditions may adversely affect our results of operations and financial condition.

A reduction in the availability of credit, the lack of confidence in the financial sector, a decrease in consumer confidence, an increase in volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition and results of operations. Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect United Community’s earnings and capital and the ability of its customers to repay loans.  In addition, the timing and circumstances of the United Kingdom leaving the European Union (Brexit) and their effects on the United States are unknown.  As a result of the challenges presented by economic conditions, we may face the following risks in connection with these events:

•

Inability of borrowers to make timely repayments of their loans, or decreases in value of real estate collateral securing the payment of such loans resulting in significant credit losses, which could result in increased delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

•

Increased regulation of the financial services industry, including heightened legal standards and regulatory requirements or expectations. Compliance with such regulation will likely increase costs and may limit our ability to pursue business opportunities.

•

Disruptions in the capital markets or other events, including actions by rating agencies and deteriorating investor expectations, may result in an inability to borrow on favorable terms or at all from other financial institutions.

•

Increased competition among financial services companies due to the recent consolidation of certain competing financial institutions, which may adversely affect our ability to market competitive products and services.

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

A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark. Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated. It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

Adverse changes in the financial markets may adversely impact our results of operations.

The capital and credit markets have been experiencing unprecedented levels of volatility since 2008. While the Company generally invests in securities with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages. Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates and implied credit spreads.

Structured investments have at times been subject to significant market volatility due to the uncertainty of credit ratings, deterioration in credit losses occurring within certain types of residential mortgages, changes in prepayments of the underlying collateral and the lack of transparency related to the investment structures and the collateral underlying the structured investment vehicles.

A default by another larger financial institution could adversely affect financial markets generally.

The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions.  This “systemic risk” may adversely affect our business.

Risk Related to Our Business

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements. One of our most critical estimates is the adequacy of the allowance for loan losses. Due to the inherent nature of these estimates, we cannot provide absolute assurance that we will not be required to charge earnings for significant unexpected loan losses.

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

Our financial condition and results of operations could be negatively affected if we fail to manage growth in our effectively.

We may acquire other financial institutions or parts of institutions in the future, open new branches, and consider new lines of business and new products or services. Expansions of its business would involve a number of expenses and risks, including:

•	the time and costs associated with identifying and evaluating potential acquisitions or expansions into new markets;
•	the potential inaccuracy of estimates and judgments used to evaluate the business and risks with respect to target institutions;
•	the time and costs of hiring local management and opening new offices;
•	the delay in the generation of profits from commencing potential acquisitions or engaging in new activities;
•	our ability to finance an expansion and the possible dilution to existing shareholders;
•	the diversion of management’s attention to the expansion;
•	management’s lack of familiarity with new market areas;
•	the integration of new products and services and new personnel into our existing business;
•	the incurrence and possible impairment of goodwill associated with an acquisition and effects on United Community’s results of operations; and
•	the risk of loss of key employees and customers.

If our growth involves the acquisition of companies through merger or other acquisition, the success of such merger or acquisition will depend on, among other things, our ability to combine the businesses in a manner that permits growth opportunities and cost efficiencies, and does not cause inconsistencies in standards, controls, procedures and policies that adversely affect the ability of United Community to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger or acquisition.

Failure to manage our growth effectively could have a material adverse effect on its business, future prospects, financial condition or results of operations and could adversely affect United Community’s ability to successfully implement its business strategy.

Our results of operations, financial condition or liquidity may be adversely impacted by potential losses in connection with actual or projected repurchases and indemnification payments related to mortgages sold into the secondary market.

In connection with the origination and sale of residential mortgages into the secondary market, we makes certain representations and warranties, which, if breached, may require it to repurchase such loans, substitute other loans or indemnify the purchasers of such loans for actual losses incurred in respect of such loans. Although we believe that our mortgage documentation and procedures have been appropriate, it is possible that we will receive repurchase requests in the future and we may not be able to reach favorable settlements with respect to such requests. It is therefore possible that we may increase its reserves or may sustain losses associated with such loan repurchases and indemnification payments.

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

We rely on deposits, advances from the FHLB and other borrowings to fund our banking operations.  Although we consider our sources of funds to be adequate for its current funding needs, we may seek additional debt or equity capital in the future to achieve its long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to our shareholders, and debt refinancing arrangements may require us to pledge some of our assets and enter into covenants that would restrict its ability to incur further indebtedness. Additional financing sources, if sought, might be unavailable to the Company or, if available, could be on terms unfavorable to it. If additional financing sources are unavailable, not available on reasonable terms or we are unable to obtain any required regulatory approval for additional debt, our growth strategy and future prospects could be adversely impacted.

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
U.S. tax laws applicable to Home Savings would cause a taxable recapture of accumulated bad debt reserves of up to $21.1 million to the extent that Home Savings makes a distribution to United Community while Home Savings does not have sufficient tax earnings and profits at the time of such distribution. The income tax liability resulting from such a distribution could be as great as $4.4 million. No deferred tax liability has been recorded for this potential recapture liability. For a further description, refer to Note 14 to the consolidated financial statements.  Accordingly, until Home Savings restores its tax earnings and profits to an amount sufficient to avoid taxable bad debt reserve recapture upon distributions to United Community, we may be unwilling to approve a dividend from Home Savings to United Community even if Home Savings was otherwise permitted or able to make a dividend to United Community. As of December 31, 2018, the deficit in tax earnings and profits was approximately $12.0 million. Tax earnings and profits is generally increased by taxable income and tax-exempt income and decreased by income taxes payable and non-deductible expenses.

As a result, any payment of dividends in the future by United Community will be generally dependent on Home Savings’ earnings, capital requirements, financial condition and other factors.

Changes in the fair value of our investment securities may reduce stockholders’ equity and net income.

As of December 31, 2018, securities available for sale were $241.6 million and the net unrealized losses on those securities were $4.8 million. Stockholders’ equity is increased or decreased by the change in unrealized gain or loss on these securities, through accumulated other comprehensive income (loss) (AOCI). The unrealized gain or loss represents the difference between the estimated fair value and the amortized cost of the securities. A decline in the estimated fair value of the portfolio results in, but is not limited to, a decline in stockholders’ equity, book value per common share, and tangible book value per common share. Potential recovery of a debt security is dependent upon a number of factors as it approaches maturity, including, but not limited to, credit quality and market interest rates. Increases in market interest rates commonly result in declines in the fair value of debt securities. Equity securities have no stated maturity; therefore, declines in fair value may or may not be recovered over time and are subject to market and issuer fundamentals.

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

Periodic regulatory reviews may affect our operations and financial condition.

The Company is subject to periodic reviews from state and federal regulators, which may impact our operations and our financial condition. As part of the regulatory review, the loan portfolio and the allowance for loan losses are evaluated. As a result, the incurred loss identified on loans or the assigned loan rating could change and may require us to increase our provision for loan losses or loan charge-offs. In addition, any downgrade in loan ratings could impact our level of impaired loans or classified assets. Any increase in our provision for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations. Findings of deficiencies in compliance with regulations could result in restrictions on our activities or even a loss in our financial holding company status.

We may be required to repurchase loans it has sold or indemnify loan purchasers under the terms of the sale agreements, which could adversely affect our liquidity, results of operations and financial condition.

When we sell a mortgage loan, it agrees to repurchase or substitute a mortgage loan if it is later found to have breached any representation or warranty the Bank made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan. While we have underwriting policies and procedures designed to avoid breaches of representations and warranties as well as borrower fraud, we cannot be sure that no breach or fraud will ever occur. Required repurchases, substitutions or indemnifications could have an adverse effect on the Company’s liquidity, results of operations and financial condition.

We may be a defendant from time to time in the future in a variety of litigation and other actions, which could have a material adverse effect on its business, financial condition, or results of operations.

The Company may be subject to claims or legal action from customers, employees or others. Financial institutions are facing a growing number of significant class actions, including those based on the manner or calculation of interest on loans and the assessments of overdraft fees. Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. Like other financial institutions, the Company and the Bank are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information.

The Company’s insurance may not cover all claims that may be asserted against it, and any claims asserted against the Company, regardless of merit or eventual outcome, may harm its reputation. Should the ultimate judgments or settlements in any litigation exceed the Company’s insurance coverage, it could have a material adverse effect on the Company’s business, financial condition, or results of operations. In addition, the Company may not be able to obtain appropriate types or levels of insurance in the future, nor may the Company be able to obtain adequate replacement policies with acceptable terms, if at all.

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

Risks Related to Legal, Regulatory and Accounting Changes

Legislative, regulatory or accounting changes or actions could adversely impact the financial services industry and/or our business, financial condition or results of operations.

The financial services industry is extensively regulated. Federal and state banking laws and regulations are primarily intended for the protection of consumers, depositors and the deposit insurance funds, and are not necessarily intended to benefit our shareholders. Changes to laws and regulations or other actions by regulatory agencies may negatively impact us. Future legislation or regulatory changes would likely increase compliance costs, along with possibly restricting the operations of United Community. In addition, regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. In addition to laws, regulations and actions directed at the operations of banks in general, the CFPB has adopted regulations directed at consumer lending in particular. As discussed above, in October 2017, the CFPB issued the Payday Rule with respect to certain consumer loans to be effective on January 16, 2018, although compliance with most sections to be required starting on August 19, 2019. Then, on February 6, 2019, the CFPB issued two proposals with respect to the Payday Rule. These proposals do not change the provisions of the Payday Rule that address lender payment practices with respect to covered loans. The CFPB also stated that it will be considering other changes to the Payday Rule in response to requests received for exemptions of certain types of lenders or loan products and may commence separate additional rulemaking initiatives. The Company is currently assessing the expected effect of this new rule on the Bank’s lending businesses and on the Company’s financial condition and results of operations. The costs of complying with this regulation or a determination to discontinue certain types of consumer lending in light of the expense of compliance could have an adverse effect on the financial conditions and results of operations of the Company. The Payday Rule applies to short-term loans that have terms of 45 days or less, longer-term balloon-payment loans and longer-term loans that have a cost of credit exceeding 36% per annum and for which the lender obtains a leveraged payment mechanism.  Of these loan types, the Company does not offer either short-term loans that have terms of 45 days or less or longer-term balloon-payment loans.  The Company may occasionally offer, on an accommodation basis, vehicle title loans, which qualify as longer-term loans which may have a cost of credit exceeding 36% per annum for which the Company obtains a leveraged payment mechanism.  However, the Rule provides a conditional exemption for accommodation loans provided the lender and its affiliates have made 2,500 or fewer of these loans in the current year and have made 2,500 or fewer of these loans in the preceding calendar year.  Based upon this information, the Payday Rule will have no impact on the Company.

In addition to laws, regulations and actions directed at the operations of banks, proposals to reform the housing finance market could negatively affect our ability to sell loans.

Although it is impossible for the Company to predict at this time what changes in laws and regulations will be implemented and the effect they will have on the Company and the rest of our industry, it is possible that the Company’s revenue could decrease, its interest expense could increase and deposit insurance premiums could change, and steps may need to be taken to increase qualifying capital. The Company’s operating and compliance costs could increase and could adversely affect the Company’s financial condition and results of operations.

Changes in tax laws could adversely affect our financial condition and results of operations.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes. Changes to the Company’s taxes could have a material adverse effect on our results of operations. In addition, the Company’s customers are subject to a wide variety of federal, state and local taxes. Changes in taxes paid by the Company’s customers, including changes in the deductibility of mortgage loan related expenses, may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for the Company’s loans and deposit products. In addition, such negative effects on the Company’s customers could result in defaults on the loans the Bank has made and decrease the value of mortgage-backed securities in which the Company has invested.

On December 22, 2017, H.R.1, formally known as the “Tax Cuts and Jobs Act,” was enacted into law. This new tax legislation, among other changes, limits the amount of state, federal and local taxes that taxpayers are permitted to deduct on their individual tax returns and eliminates other deductions in their entirety. Such limits and eliminations may result in customer defaults on loans the Bank has made and decrease the value of mortgage-backed securities in which we have invested.

Increases in FDIC insurance premiums may have a material adverse effect on our earnings.

Increased bank failures for several years commencing in 2008 greatly increased resolution costs of the FDIC and depleted the deposit insurance fund. In order to maintain a strong funding position and restore reserve ratios of the deposit insurance fund, the FDIC took a number of actions, including increasing assessment rates of insured institutions, requiring riskier institutions to pay a larger share of premiums by factoring in rate adjustments based on secured liabilities and unsecured debt levels, changing the assessment base and requiring a prepayment of assessments for over three years.

We are generally unable to control the amount of premiums that the Bank is required to pay for FDIC insurance. If there are additional financial institution failures, the Bank may be required to pay even higher FDIC premiums. Increases in FDIC insurance premiums may materially adversely affect the Company’s results of operations and its ability to continue to pay dividends on our common shares at the current rate or at all. The FDIC has recently adopted rules revising its assessments in a manner benefitting banks with assets totaling less than $10 billion.  There can be no assurance, though, that assessments will not be changed in the future.

Changes in accounting standards, policies, estimates or procedures could impact our reported financial condition or results of operations.

Entities that set generally applicable accounting standards, such as the FASB, the SEC, and other regulatory boards, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be difficult to predict and can materially affect how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, which would result in the restatement of the Company’s financial statements for prior periods.

In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL. CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability. The Company will be required to comply with the new standard in the first quarter of 2020. Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital. The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years. CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

Management’s accounting policies and methods are fundamental to how the Company records and reports its financial condition and results of operations. The Company’s management must exercise judgment in selecting and applying many of these accounting policies and methods in order to ensure that they comply with GAAP and reflect management’s judgment as to the most appropriate manner in which to record and report our financial condition and results of operations. In some cases, management must select the accounting policy or method to apply from two or more alternatives, any of which might be reasonable under the circumstances yet might result in reporting materially different amounts than would have been reported under a different alternative.

Management has identified several accounting policies that are considered significant to the presentation of our financial condition and results of operations because they require management to make particularly subjective and/or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. Because of the inherent uncertainty of estimates about these matters, no assurance can be given that the application of alternative policies or methods might not result in the Company reporting materially different amounts.

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

There were 54,138,910 United Community common shares issued and 48,989,885 shares outstanding and held by approximately 7,400 record holders as of March 8, 2019. United Community’s common shares are traded on The Nasdaq Stock Market® under the symbol UCFC. Quarterly stock prices and dividends declared are shown in the following table.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
High	$10.10	$11.59	$11.98	$9.71
Low	9.13	9.58	9.55	8.49
Dividends declared and paid	0.06	0.06	0.07	0.07

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
High	$9.12	$8.89	$9.80	$10.00
Low	8.10	7.91	8.43	8.78
Dividends declared and paid	0.03	0.03	0.04	0.04

The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended December 31, 2018:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan (2)
October 1 through October 31, 2018	129	9.37	213,000	1,460,830
November 1 through November 30, 2018	—	—	173,786	1,287,044
December 1 through December 31, 2018	—	—	413,899	873,145
Total	129	9.37	800,685	873,145

(1)

In October 2018, United Community purchased 129 shares at $9.37 per share from an employee for the payment of employment taxes.  The purchase of these shares was not part of United Community’s share repurchase program.

(2)

United Community’s stock repurchase program was publicly announced on April 28, 2016 in a press release, a copy of which can be found in United Community’s Form 8-K filed on May 2, 2016.  The program permits the repurchase of up to 2,500,000 UCFC common shares. On January 22, 2019, United Community increased this share repurchase program for an additional one million shares.  There is no expiration date for the program.

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

Performance Graph

The following graph compares the cumulative total return on United Community’s common shares since December 31, 2013, with the total return of an index of companies whose shares are traded on The Nasdaq Stock Market and the index of publicly traded bank holding companies. The graph assumes that $100 was invested in United Community shares on December 31, 2013.

	Period Ending
Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
United Community Financial Corp.	100.00	151.07	168.14	259.17	268.83	267.45
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank Index	100.00	111.79	113.69	143.65	169.64	140.98

Item 6.	Selected Financial Data

Selected financial condition data:

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Total assets	$2,811,357	$2,649,905	$2,191,345	$1,987,989	$1,833,550
Cash and cash equivalents	60,985	46,880	45,887	35,910	32,980
Securities:
Trading, at fair value	364	—	—	—	—
Available for sale, at fair value	241,643	270,561	343,284	357,670	499,790
Held to maturity, at amortized cost	77,491	82,911	97,519	110,699	—
Loans held for sale	91,472	83,752	62,758	35,801	20,730
Loans, net	2,176,842	1,999,877	1,503,577	1,316,192	1,148,093
Federal Home Loan Bank stock, at cost	19,144	19,324	18,068	18,068	18,068
Cash surrender value of life insurance	64,220	62,488	55,861	54,366	46,401
Customer deposits	1,922,265	1,800,263	1,438,475	1,435,743	1,347,836
Brokered deposits	290,955	156,476	76,516	—	—
Borrowed funds	243,224	356,733	391,268	279,510	216,752
Total shareholders’ equity	309,334	294,265	249,806	244,245	240,135

Summary of earnings:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Interest income	$110,572	$93,510	$70,729	$65,635	$63,244
Interest expense	22,627	13,157	8,428	9,113	11,825
Net interest income	87,945	80,353	62,301	56,522	51,419
Provision for loan losses	699	4,253	5,387	2,135	(1,271)
Net interest income after provision for loan losses	87,246	76,100	56,914	54,387	52,690
Non-interest income	23,402	25,239	22,076	19,717	13,741
Non-interest expenses	65,079	68,259	52,019	49,929	55,960
Income before taxes	45,569	33,080	26,971	24,175	10,471
Income tax expense (benefit)	8,391	11,295	8,143	7,893	(39,735)
Net income	37,178	21,785	18,828	16,282	50,206

Selected financial ratios and other data:

	At or for the year ended December 31,
	2018	2017	2016	2015	2014
Performance ratios:
Return on average assets (1)	1.35%	0.85%	0.91%	0.85%	2.82%
Return on average equity (2)	12.10%	7.63%	7.58%	6.65%	23.30%
Interest rate spread (3)	3.19%	3.27%	3.13%	3.06%	2.93%
Net interest margin (4)	3.43%	3.41%	3.24%	3.18%	3.10%
Noninterest expense to average assets	2.33%	2.66%	2.50%	2.61%	3.14%
Efficiency ratio (5)	56.85%	64.28%	61.01%	65.10%	80.11%
Average interest-earning assets to average interest-bearing liabilities	127.30%	125.08%	124.82%	124.39%	122.83%
Capital ratios:
Average equity to average assets	11.17%	11.13%	11.95%	12.81%	12.10%
Equity to assets, end of period	11.00%	11.09%	11.39%	12.29%	13.10%
Tier 1 leverage ratio	10.11%	10.42%	10.65%	11.46%	12.11%
Common equity Tier 1 ratio	13.34%	13.64%	15.22%	17.46%	n/a
Tier 1 risk-based capital ratio	13.34%	13.64%	15.22%	17.46%	19.87%
Total risk-based capital ratio	14.30%	14.70%	16.47%	18.72%	21.13%
Asset quality ratios:
Nonperforming loans to net loans at end of period (6)	0.30%	0.59%	0.83%	1.27%	1.78%
Nonperforming assets to average assets (7)	0.28%	0.66%	0.99%	1.02%	1.34%
Nonperforming assets to total assets at end of period	0.27%	0.64%	0.94%	0.98%	1.30%
Allowance for loan losses as a percent of loans	0.93%	1.05%	1.25%	1.33%	1.52%
Allowance for loan losses as a percent of nonperforming loans (6)	312.63%	181.17%	153.46%	105.76%	86.48%
Total classified assets as a percent of Tier 1 Capital	13.34%	17.34%	12.76%	17.74%	18.64%
Total classified loans as a percent of Tier 1 Capital and ALLL	12.08%	14.27%	8.49%	15.32%	15.79%
Total classified assets as a percent of Tier 1 Capital and ALLL	12.44%	16.08%	11.77%	16.44%	17.25%
Net chargeoffs as a percent of average loans	0.07%	0.12%	0.29%	0.17%	0.20%
Total 90+ days past due as a percent of net loans	0.26%	0.49%	0.52%	1.24%	1.40%
Per share data:
Basic earnings (loss) per common share (9)	$0.75	$0.44	$0.40	$0.34	$1.00
Diluted earnings (loss) per common share (9)	0.74	0.44	0.40	0.34	1.00
Book value per common share (10)	6.30	5.90	5.36	5.14	4.88
Tangible book value per common share (11)	5.81	5.41	5.32	5.14	4.88
Cash dividend per common share	0.26	0.14	0.11	0.07	0
Dividend payout ratio (12)	35.14%	31.82%	27.50%	20.59%	2.00%

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

HSB Insurance, LLC, (d/b/a James & Sons Insurance), United Community’s wholly-owned insurance subsidiary, was formed on April 6, 2016 to acquire James & Sons Insurance. As a result of this acquisition, HSB Insurance, LLC now offers a variety of insurance products for business and residential customers, including auto, homeowners, life-health, commercial, surety bonds and aviation, within United Community’s market area. HSB Insurance, LLC completed two additional acquisitions of insurance companies in 2017 and one in 2018 to expand its offerings and market area.

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

Material Changes in Financial Condition

Cash and cash equivalents increased $14.1 million, or 30.1%, to $61.0 million at December 31, 2018, compared to $46.9 million at December 31, 2017. Cash and cash equivalents increased in 2018 primarily as a result of increased fed funds sold on hand at the end of the year.

Trading securities increased to $364,000 at December 31, 2018.  The Company had no trading securities as of December 31, 2017.  During the fourth quarter of 2018, the Company sold approximately 50% of its Visa Class B shares and the remaining shares were placed into trading securities at fair market value.

Available for sale securities decreased $28.9 million, or 10.7% to $241.6 million at December 31, 2018.  The change in available for sale securities was affected by maturities, pay downs and amortization totaling $12.6 million and sales of $36.6 million.   There was also a decrease in the market value adjustment on the securities totaling $3.7 million.  Partially offsetting this were purchases during 2018 of $24.0 million.  The balance of the unrealized loss position at December 31, 2018 was $4.8 million, pretax, compared to a loss position of $1.1 million, pretax, at December 31, 2017. The unrealized loss position recognized in available for sale securities is primarily driven by market conditions. To that end, the Company expects to receive all principal and interest payments contractually due and has no intent to sell and more than likely will not be required to sell these securities until maturity. The majority of the securities are Government Sponsored Entities (GSE) issued debt, mortgage-backed securities or collateralized mortgage obligations and carry the same rating as the U.S. Government.

The duration of the available for sale securities portfolio was approximately 5.2 years at December 31, 2018. There is risk that longer-term rates could rise, resulting in greater unrealized losses. It is also possible, however, that longer term rates could fall, resulting in the recovery of all of the unrealized losses. Management continues to allow the balance of the portfolio to decline as planned. In addition, the Company may look for opportunities to sell securities and replace them with securities to change the duration characteristics of the portfolio and/or change the mix of the portfolio.

Held to maturity securities decreased $5.4 million, or 6.5% to $77.5 million at December 31, 2018.  The change in held to maturity securities is the result of maturities, pay downs and amortization offset by the purchase of $3.8 million in securities during the year.

At December 31, 2018, there were no loans held for sale, carried at lower of cost or market, and $91.5 million of loans held for sale, carried at fair value. Loans held for sale, carried at lower of cost or market, were $211,000 and loans held for sale, carried at fair value, were $83.5 million at December 31, 2017.  The increase in loans held for sale, carried at fair value, was primarily attributable to the originations of permanent construction loans during the period.  These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination.  Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Net loans increased $177.0 million, or 8.9%, to $2.2 billion at December 31, 2018, compared to $2.0 billion at December 31, 2017.  Total commercial loans increased $120.3 million in 2018 while total residential mortgage loans increased $50.7 million and total consumer loans increased $3.5 million.  The Company continues to focus on growth in commercial real estate and commercial and industrial loans.  See Note 5 to the consolidated financial statements for additional information regarding the composition of net loans.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for probable loan losses charged to expense. The allowance for loan losses was $20.4 million at December 31, 2018, compared to $21.2 million at December 31, 2017. The allowance for loan losses as a percentage of loans was 0.93% at December 31, 2018, compared to 1.05% at December 31, 2017. This change is a result of growth in the loan portfolio along with improving credit metrics which lowered the amount of allowance for loan losses. The allowance for loan losses as a percentage of nonperforming loans was 312.6% at December 31, 2018, compared to 181.2% at December 31, 2017. Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”. Accordingly, the methodology is based on historical loss experience by type of credit plus specific loss allocations and adjustments for current events and conditions. Home Savings’ process for determining the appropriate level of the allowance for probable loan losses is designed to account for credit deterioration as it occurs. The provision for probable loan losses reflects loan quality trends, including the levels of and trends related to nonaccrual loans, past due loans, classified loans and net charge-offs or recoveries, among other factors.

During 2018, the Company recorded a loan loss provision of $699,000.  This recognition was primarily due to the growth of the loan portfolio and, to a lesser extent, net charge-offs, offset by improvements in factors used in calculating the allowance for loan loss reserve.

Impaired Loans. A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that there is no longer reasonable assurance of the timely collection of the full amount of principal and interest. The total outstanding balance of all impaired loans was $20.6 million at December 31, 2018 as compared to $26.2 million at December 31, 2017.  The decrease in impaired loans can be largely attributed to the resolution of loans through principal payments, charge-offs, sale of the loan or collateral or by Home Savings taking possession of the collateral.

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

A restructured loan that has fallen into nonaccrual status will return to accruing status if either of the following criteria are met: (i) none of the principal and interest is due or unpaid and Home Savings expects repayment of the remaining contractual principal and interest, or (ii) the borrower has resumed paying the full amount of the scheduled contractual interest and principal payments on a loan that is between 30 and 89 days past due and there is reasonable assurance of prepayment established through payment performance over a period of six months. TDR loans aggregated $16.6 million at December 31, 2018 compared to $19.8 million at December 31, 2017. TDR loans that were on nonaccrual status aggregated $1.7 million and $2.4 million at December 31, 2018 and December 31, 2017, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $14.9 million and $17.9 million at December 31, 2018 and December 31, 2017, respectively.

Nonperforming Loans. Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $6.5 million, or 0.30% of total loans, at December 31, 2018, compared to $11.7 million, or 0.59% of total loans, at December 31, 2017.

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

Federal Home Loan Bank Stock.  FHLB stock was $19.1 million at December 31, 2018 compared to $19.3 million at December 31, 2017.  The decrease was due to a redemption of stock by the FHLB during 2018.  In 2018, the FHLB paid cash dividends of $1.1 million in lieu of stock dividends to its member banks.

Real Estate Owned and Other Repossessed Assets.  Real estate owned and other repossessed assets decreased $165,000 during the year ended December 31, 2018, as compared to the year ended December 31, 2017. Property acquired in the settlement of loans is recorded at the lower of the loan’s acquisition balance less cost to sell or the fair market value of the property secured less costs to sell. Appraisals are obtained at least annually on properties that exceed $1.0 million in value. Based on current appraisals, a valuation allowance may be established to reflect properly the asset at fair value.

Bank Owned Life Insurance.  Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary. BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI.  Home Savings recognized $1.7 million and $1.6 million as other non-interest income based on the change in cash value of the policies in the twelve months ended December 31, 2018 and 2017, respectively.

Other Assets.  Other assets decreased $5.3 million during 2018.  The decrease was driven by declines in various accounts receivable accounts offset by an increase in an investment related to low-income housing aggregating $3.0 million in 2018.

Total Deposits.  Total deposits increased $256.5 million to $2.2 billion at December 31, 2018, compared to $2.0 billion at December 31, 2017.  Non-interest bearing accounts increased $39.2 million during 2018 to $394.2 million while interest bearing deposits increased $217.2 million to $1.8 billion in 2018.  The Company continues to see increased deposit balances in public funds, business and treasury management along with retail deposits.  Brokered deposits increased $134.5 million for the twelve months ended December 31, 2018 as favorable pricing compared to FHLB advances led the Company to utilize this funding source more often.

FHLB Advances.  Funds needed in excess of deposit growth are borrowed in the normal course of business, if necessary. Home Savings has an established credit relationship with the FHLB of Cincinnati under which Home Savings could borrow up to an additional $403.0 million as of December 31, 2018.  These borrowings are collateralized by residential mortgage loans.  Of the total borrowing capacity at the FHLB, Home Savings had outstanding short term advances of $243.0 million with a rate of 2.45% at December 31, 2018 compared to a balance of $308,000 at December 31, 2017.  The Company had no long term advances at December 31, 2018 compared to $48.5 million at December 31, 2017.  In December of 2018, the Company elected to terminate the long term advance with the FHLB.  A charge of $936,000 was incurred to terminate this advance.

Shareholders’ Equity.  Shareholders’ equity increased $15.1 million to $309.3 million at December 31, 2018, from $294.3 million at December 31, 2017. The change was primarily driven by net income of $37.2 million offset by cash dividends of $13.0 million, an increase in accumulated other comprehensive loss of $2.8 million and an increase in treasury stock of $6.4 million.  The Company repurchased 811,000 of its shares during 2018 via open market purchases.

Accumulated other comprehensive income increased $2.8 million from December 31, 2017 to December 31, 2018. Unrealized losses on securities included in other comprehensive income have not been recognized in income at December 31, 2018 and December 31, 2017 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell (and it is likely that management will not be required to sell) the securities prior to their anticipated recovery, and the decline in fair value is largely due to the level of longer-term interest rates in 2018 and 2017. The fair value is expected to recover as the investments approach maturity.

Events beyond management’s control, such as fluctuations in interest rates or a downturn in the economy in areas in which Home Savings’ loans and securities are concentrated, could adversely affect future earnings and consequently Home Savings’ ability to meet its future capital requirements.

Book value per common share as of December 31, 2018 was $6.30 as compared to $5.90 per common share as of December 31, 2017. Book value per share is calculated as total common equity divided by the number of common shares outstanding. Book value was impacted by the overall change in equity as discussed above.

Material Changes in Operating Results for the Years Ended December 31, 2018 and December 31, 2017

Net Income. United Community recognized net income for the twelve months ended December 31, 2018, of $37.2 million, or $0.74 per diluted common share, compared to net income of $21.8 million, or $0.44 per diluted common share.

The significant change in earnings for 2018 was primarily a result of higher pretax income due to growth in earning assets, a lower loan provision and lower noninterest expense.  Net interest income for 2018 increased $7.6 million while the provision for loan losses decreased $3.6 million during the same period. Additionally, non-interest income decreased $1.8 million and noninterest expense decreased $3.2 million primarily due to a decrease of $5.0 million of merger expense.  United Community’s return on average assets and return on average equity were 1.35% and 12.10%, respectively for the twelve months ended December 31, 2018 and 0.85% and 7.63%, respectively, for the twelve months ended December 31, 2017.  Impacting the comparison were three charges that were recognized in 2017.  In the fourth quarter of 2017, a revaluation of net deferred tax assets increased tax expense $1.5 million due to the enactment of the Tax Cuts and Jobs Act on December 22, 2017and an asset write down of $1.5 million, after tax, was prompted by an unfavorable ruling from an Appellate Court. For the year, non-recurring merger related expenses totaling $3.3 million, after tax, were also recognized.

Net Interest Income. Net interest income was $88.3 million in 2018, up from the $81.3 million recorded in 2017.  Net interest margin increased 2 basis points to 3.43% for the twelve months ended December 31, 2018 compared to 3.41% for the twelve months ended December 31, 2017.

Total interest income increased by $16.5 million in 2018 compared to 2017, to $111.0 million from $94.4 million. The increase is primarily a result of an increase in average net loans and loans held for sale along with an increased yield on loans.  The increased loan yield was due to higher yields being realized on net loans as interest rates rose in 2018.  Average net loans increased $231.1 million in 2018 compared to the same period in 2017 and yields increased 34 basis points to 4.62% for the twelve months ended December 31, 2018 from 4.28% for the same period in 2017. Average loans held for sale increased $14.8 million in 2018 compared to 2017, while yields climbed to 4.49% for the twelve months ended December 31, 2018 from 4.06% for the same period in 2017. Interest income from net loans increased to $96.7 million for the twelve months ended December 31, 2018 compared to $79.8 million for the same period in 2017, and income from loans held for sale increased to $4.3 million for the twelve months ended December 31, 2018 compared to $3.3 million for the same period in 2017.  These increases were partially offset by a decline of $1.8 million in income on available for sale and held to maturity securities.

Interest expense increased by $9.4 million in 2018 to $22.6 million compared to $13.2 million during the same period in 2017. This increase was due to a $114.8 million increase in average interest-bearing liabilities along with a 43 basis point increase in the cost of interest-bearing liabilities in 2018.   The increase in average interest-bearing liabilities was due to growth in deposits offset by a decrease in total borrowed funds.  During 2018, the Company utilized brokered certificates of deposits more often in lieu of short term FHLB advances as the deposits were priced less expensively than the advances.  The increase in the cost of interest-bearing liabilities was driven by increases in yields on both deposits and borrowed funds due to rising interest rates.  Interest expense related to interest-bearing deposits was $17.8 million in 2018 compared to $8.4 million in 2017.  Interest expense on borrowed funds totaled $4.8 million in 2018 compared to $4.7 million in 2017.

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $700,000 in 2018, compared to $4.3 million in 2017.  The decrease in provision expense during 2018 was driven by lower net charge-offs and the release of reserves due to lower quantitative and qualitative factors offset by strong loan growth.  For the twelve months ended December 31, 2018, net charge-offs to average outstanding loans were 7 basis points.  This compares to 12 basis points for the same period in 2017.

Noninterest Income. Non-interest income was $23.4 million in 2018 compared to $25.2 million in 2017.    Negatively impacting the comparison was a decline in mortgage banking income of $1.4 million during 2018 along with losses on the sale of available for sale securities of $627,000 compared to gains on the sale of available for sale securities of $566,000 during 2017.  There was also a one-time gain of $595,000 in 2017 for the sale of a building the Company owned that did not reoccur in 2018.  Offsetting these items were increases of $191,000 for insurance agency income, $299,000 for mortgage servicing income, $287,000 for trust fee income and $105,000 for bank owned life insurance.  In addition, the Company sold approximately 50% of the Company’s VISA Class B shares and moved the remainder of the shares into trading securities.  The gain resulting from these two transactions resulted in a gain of $669,000 for 2018.

Noninterest Expense. Non-interest expense was $65.1 million for the twelve months ended December 31, 2018, which represented a decrease of $3.2 million, from the twelve months ended December 31, 2017.  Positively impacting this comparison was merger related expenses totaling $5.0 million in 2017 and the recognition of a $2.3 million asset write down in 2017.  The efficiency ratio decreased to 56.85% for 2018 compared to 64.28% for 2017.

Federal Income Taxes. During the twelve months ended December 31, 2018, the Company recognized tax expense of $8.4 million on pre-tax income of $45.6 million, compared to tax expense of $11.3 million on pre-tax income of $33.1 million for the twelve months ended December 31, 2017.  The primary reason for the variance was the enactment of the Tax Cuts and Jobs Act on December 22, 2017 which lowered the Company’s marginal tax rate from 35% to 21%.  In addition, the Company recognized $1.5 million of additional tax expense in 2017 from the revaluation of its deferred tax assets due to this change in tax law.

Material Changes in Operating Results for the Years Ended December 31, 2017 and December 31, 2016

Net Income. United Community recognized net income for the twelve months ended December 31, 2017, of $21.8 million, or $0.44 per diluted common share, compared to net income of $18.8 million, or $0.40 per diluted common share as of December 31, 2016.

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

Total interest income increased by $23.0 million in 2017 compared to 2016, to $94.4 million from $71.4 million. The increase is primarily a result of an increase in average net loans and loans held for sale and along with increased yield on loans and securities.  The increased loan yield was due to the impact of purchase accounting adjustments from the merger along with higher yields being realized on net loans as interest rates rose in 2017.  Average net loans increased $461.2 million in 2017 compared to the same period in 2016 and yields increased 15 basis points to 4.28% for the twelve months ended December 31, 2017 from 4.13% for the same period in 2016. Average loans held for sale increased $35.5 million in 2017 compared to 2016, while yields climbed to 4.06% for the twelve months ended December 31, 2017 from 3.82% for the same period in 2016. Interest income from net loans increased to $79.8 million for the twelve months ended December 31, 2017 compared to $57.9 million for the same period in 2016, and income from loans held for sale increased to $3.3 million for the twelve months ended December 31, 2017 compared to $1.8 million for the same period in 2016.  These increases were partially offset by a decline of $1.1 million in income on available for sale and held to maturity securities.

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

Loans Held for Sale. Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Mortgage loans held for sale are generally sold with servicing rights retained.  The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing right.  Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

The fair value of conventional loans held for sale is determined using the current 15 day forward contract price for either 15 or 30 year conventional mortgages and the 60 day forward contract price for either 15 or 30 year Federal Housing Authority mortgages.  Additionally, the fair value of permanent construction loans held for sale is determined using the current 60 day forward contract price for 30 year conventional mortgages which is then adjusted by extrapolating this rate to the estimated time period remaining until construction is complete. The fair value is also adjusted for unobservable market data such as estimated fall out rate and the estimated time from origination to completion of construction.

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

Valuation of Investment Securities. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether we intend to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. To determine whether impairment is other-than-temporary, we consider all available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable forecasts when developing estimates of cash flows expected to be collected. Factors considered in this assessment include the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, forecasted performance of the obligor, and the general market conditions in the geographic area or industry the investee operates in.

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

Yields Earned and Rates Paid

The following table sets forth certain information relating to United Community’s average balance sheet and reflects the average yield on interest earning assets, on a fully tax equivalent basis, and the average cost of interest bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average balances of interest earning assets or interest bearing liabilities, respectively, for the periods presented. Average balances are derived from daily balances. Nonaccruing loans have been included in the table as loans carrying a zero yield. Loan fees are included in interest income. The average balance for securities available for sale is computed using the carrying value, and the average yield on securities available for sale has been computed using the historical amortized cost average balance.

	Year ended December 31,
	2018			2017			2016
	Average	Interest		Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$2,094,980	$96,684	4.62%	$1,863,900	$79,802	4.28%	$1,402,706	$57,909	4.13%
Loans held for sale	96,136	4,318	4.49%	81,368	3,301	4.06%	45,896	1,755	3.82%
Total loans, net	2,191,116	101,002	4.61%	1,945,268	83,103	4.27%	1,448,602	59,664	4.12%
Securities:
Available for sale-taxable	209,427	4,732	2.26%	246,128	5,579	2.27%	311,231	6,915	2.22%
Available for sale-nontaxable	46,322	1,700	3.67%	59,131	2,460	4.16%	41,114	1,679	4.08%
Held to maturity-taxable	69,223	1,574	2.27%	79,361	1,764	2.22%	93,597	1,989	2.13%
Held to maturity-nontaxable	11,150	313	2.81%	10,180	326	3.20%	12,598	378	3.00%
Total securities	336,122	8,319	2.47%	394,800	10,129	2.57%	458,540	10,961	2.39%
Federal Home Loan Bank stock	19,237	1,133	5.89%	19,221	961	5.00%	18,068	723	4.00%
Other interest earning assets	27,845	500	1.80%	26,604	228	0.86%	19,885	67	0.34%
Total interest earning assets	2,574,320	110,954	4.31%	2,385,893	94,421	3.96%	1,945,095	71,415	3.67%
Non-interest earning assets	176,288			178,267			133,555
Total assets	$2,750,608			$2,564,160			$2,078,650
Interest bearing liabilities:
Deposits:
Checking accounts	$624,816	$3,774	0.60%	$597,686	$1,874	0.31%	$489,838	$1,012	0.21%
Savings accounts	303,642	108	0.04%	305,641	112	0.04%	289,506	124	0.04%
Certificates of deposit
Customer certificates of deposit	607,982	9,069	1.49%	507,968	5,030	0.99%	430,474	4,710	1.09%
Brokered certificates of deposit	263,516	4,845	1.84%	133,326	1,421	1.07%	12,243	76	0.62%
Total certificates of deposit	871,498	13,914	1.60%	641,294	6,451	1.01%	442,717	4,786	1.08%
Total interest bearing deposits	1,799,956	17,796	0.99%	1,544,621	8,437	0.55%	1,222,061	5,922	0.48%
Federal Home Loan Bank advances
Long-term advances	48,311	1,694	3.51%	48,118	1,510	3.14%	47,337	1,252	2.64%
Short-term advances	173,827	3,136	1.80%	311,179	3,189	1.02%	288,448	1,234	0.43%
Total Federal Home Loan Bank advances	222,138	4,830	2.17%	359,297	4,699	1.31%	335,785	2,486	0.74%
Repurchase agreements and other	217	1	0.46%	3,584	21	0.59%	523	20	3.82%
Total borrowed funds	222,355	4,831	2.17%	362,881	4,720	1.30%	336,308	2,506	0.75%
Total interest bearing liabilities	2,022,311	22,627	1.12%	1,907,502	13,157	0.69%	1,558,369	8,428	0.54%
Non-interest bearing deposits	379,568			333,495			242,384
Other non-interest bearing liabilities	41,540			37,652			29,535
Total non-interest bearing liabilities	421,108			371,147			271,919
Total liabilities	2,443,419			2,278,649			1,830,288
Shareholders’ equity	307,190			285,511			248,362
Total liabilities and equity	$2,750,609			$2,564,160			$2,078,650
Net interest income and interest rate spread		$88,327	3.19%		$81,264	3.27%		$62,987	3.13%
Net interest margin			3.43%			3.41%			3.24%
Average interest earning assets to average interest bearing liabilities			127.30%			125.08%			124.82%

(1)	Nonaccrual loans are included in the average balance.

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

	Year ended December 31,
	2018 vs. 2017			2017 vs. 2016
	Increase		Total	Increase		Total
	(decrease) due to		increase	(decrease) due to		increase
	Rate	Volume	(decrease)	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$6,515	$10,367	$16,882	$2,219	$19,674	$21,893
Loans held for sale	378	639	1,017	113	1,433	1,546
Securities:
Available for sale-taxable	(18)	(829)	(847)	143	(1,479)	(1,336)
Available for sale-nontaxable	(268)	(492)	(760)	32	749	781
Held to maturity-taxable	42	(232)	(190)	97	(322)	(225)
Held to maturity-nontaxable	(57)	44	(13)	28	(80)	(52)
Federal Home Loan Bank stock	171	1	172	190	48	238
Other interest earning assets	261	11	272	132	29	161
Total interest earning assets	$7,024	$9,509	$16,533	$2,954	$20,052	$23,006
Interest bearing liabilities:
Checking accounts	$1,811	$89	$1,900	$605	$257	$862
Savings accounts	(3)	(1)	(4)	(20)	8	(12)
Customer certificates of deposit	2,908	1,131	4,039	(357)	677	320
Brokered certificates of deposit	1,459	1,965	3,424	91	1,254	1,345
Long term Federal Home Loan Bank advances	178	6	184	237	21	258
Short term Federal Home Loan Bank advances	(126)	73	(53)	1,851	104	1,955
Repurchase agreements and other	(4)	(16)	(20)	—	1	1
Total interest bearing liabilities	$6,223	$3,247	9,470	$2,407	$2,322	4,729
Change in net interest income			$7,063			$18,277

Contractual Obligations, Commitments, Contingent Liabilities and Off-balance Sheet Arrangements

The following table presents, as of December 31, 2018, United Community’s significant fixed and determinable contractual obligations by payment date. The payment amounts represent those amounts contractually due to the recipient and do not include any unamortized premiums, discounts, or other similar carrying value adjustments. Further detail of the nature of each obligation is included in the relevant note to the consolidated financial statements, which is identified following the below table.

	Payment Due In
	Note Reference	One Year or Less	One to Three Years	Three to Five Years	Over Five Years	Total
	(Dollars in thousands)
Operating leases	8	$1,085	$1,841	$997	$867	$4,790
Deposits without a stated maturity	10	1,305,439				1,305,439
Certificates of deposit	10	663,818	190,960	46,984	6,019	907,781
Federal Home Loan Bank advances	11	243,000				243,000
Repurchase agreements and other borrowings	12	224				224
Low income housing commitments	25	2,543	2,256	573	1,147	6,519

Discussion of loan commitments is included in Note 5 to the consolidated financial statements. In addition, United Community has commitments under benefit plans as described in Note 17 to the consolidated financial statements. Discussion of off-balance sheet arrangements is included in Note 18 to the consolidated financial statements.

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

The impact of changes in interest rates is further described in Item 7A in this Annual Report on Form 10-K.

Liquidity and Capital

United Community’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years indicated.

	Years ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Net income	$37,178	$21,785	$18,828
Adjustments to reconcile net income to net cash from operating activities	5,419	27,933	(10,318)
Net cash from operating activities	42,597	49,718	8,510
Net cash from investing activities	(151,892)	(148,124)	(177,145)
Net cash from financing activities	123,400	99,399	178,612
Net change in cash and cash equivalents	14,105	993	9,977
Cash and cash equivalents at beginning of year	46,880	45,887	35,910
Cash and cash equivalents at end of year	$60,985	$46,880	$45,887

The principal sources of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations. Home Savings also has the ability to borrow from the FHLB. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. Investments in liquid assets maintained by United Community and Home Savings are based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program. At December 31, 2018, approximately $663.8 million of Home Savings’ certificates of deposit were expected to mature within one year. Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At December 31, 2018, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $664.1 million.

Home Savings is subject to certain risk-based capital and leverage ratio requirements adopted by their bank regulatory agencies.   These quantitative calculations are minimums, and the regulatory agencies may determine that either company, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner.

Under the capital rules, Home Savings’ assets, exposures and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets. These risk-weighted assets are used to calculate the following minimum capital ratios:

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

In addition to meeting the minimum capital requirements, Home Savings must also maintain a required capital conservation buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management.  The capital conservation buffer is calculated as a ratio of CET1 capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios. The capital conservation buffer requirement is being phased in over a three-year period that began on January 1, 2016.  Throughout 2018, the required capital conservation buffer was 1.875%.  Effective, January 1, 2019, the capital conservation buffer requirement is 2.5%.

In addition to the capital adequacy minimums, the prompt corrective action regulations set forth five categories based on the levels of a bank’s capital, the highest of which is “well capitalized.”  Failure to be well capitalized or to meet minimum capital adequacy requirements under the prompt corrective action framework could result in certain mandatory and possible additional discretionary actions by the FRB or the FDIC that, if undertaken, could have a material adverse effect on our operations or financial condition.

The table below sets forth Home Savings’ required regulatory capital ratios as of December 31, 2018, and the actual capital at December 31, 2018 and 2017, calculated using the regulatory capital methodology applicable to us during each of those years.

	Minimum	Minimum
	Regulatory	Ratio With Capital	Well-	December 31,
	Capital	Conservation	Capitalized	2018		2017
	Ratios	Buffer	Minimums	Ratio	Amount	Ratio	Amount
				(dollars in thousands)
Tier 1 leverage	4.00%	N/A	5.00%	10.11%	281,475	10.41%	271,353

CET 1 risk-based capital	4.50%	6.38%	6.50%	13.34%	281,475	13.62%	271,353

Tier 1 risk-based capital	6.00%	7.88%	8.00%	13.34%	281,475	13.62%	271,353

Total risk-based capital	8.00%	9.88%	10.00%	14.30%	301,864	14.69%	292,504

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates. As noted, for the year ended December 31, 2018, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Year Ended December 31, 2018
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change%	Internal policy limitations on NPV % Change	$ Change	Internal policy limitations	% Change
400	11.50%	6.00%	(0.63)%	-20.00%	$(3,055)	(15.00)%	(3.46)%
300	11.80%	6.00%	(0.33)%	-15.00%	(2,266)	(10.00)%	(2.56)%
200	12.02%	7.00%	(0.11)%	-10.00%	(1,486)	(7.00)%	(1.68)%
100	12.16%	7.00%	0.04%	-5.00%	(816)	(3.00)%	(0.92)%
Static	12.13%	9.00%	0.00%	0.00%	—	—%	—%
-100	11.71%	7.00%	(0.41)%	-10.00%	(184)	(5.00)%	(0.21)%
-200	11.57%	7.00%	(0.55)%	-15.00%	(2,139)	(10.00)%	(2.42)%

Year Ended December 31, 2017
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change%	Internal policy limitations on NPV % Change	$ Change	Internal policy limitations	% Change
400	11.38%	6.00%	(6.58)%	-25.00%	$(2,988)	(18.00)%	(3.57)%
300	11.80%	6.00%	(3.17)%	-20.00%	(2,145)	(13.00)%	(2.56)%
200	12.21%	7.00%	0.21%	-15.00%	(1,328)	(8.00)%	(1.59)%
100	12.32%	7.00%	1.11%	-10.00%	(633)	(3.00)%	(0.76)%
Static	12.19%	9.00%	0.00%	0.00%	—	—%	—%
-100	11.42%	7.00%	(6.29)%	-15.00%	(1,525)	(5.00)%	(1.82)%

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

Item 8.	Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,	December 31,
	2018	2017
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$34,380	$34,365
Federal funds sold	26,605	12,515
Total cash and cash equivalents	60,985	46,880
Securities:
Trading	364	—
Available for sale	241,643	270,561
Held to maturity (fair value of $75,075 and $82,126, respectively)	77,491	82,911
Loans held for sale, at lower of cost or market	—	211
Loans held for sale, at fair value	91,472	83,541
Loans, net of allowance for loan losses of $20,443 and $21,202	2,176,842	1,999,877
Federal Home Loan Bank stock, at cost	19,144	19,324
Premises and equipment, net	21,930	22,094
Accrued interest receivable	9,080	8,190
Real estate owned and other repossessed assets, net	1,088	1,253
Goodwill	20,221	20,221
Customer list intangible	2,214	2,060
Core deposit intangible	1,603	1,934
Cash surrender value of life insurance	64,220	62,488
Other assets	23,060	28,360
Total assets	2,811,357	2,649,905
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	394,208	354,970
Interest bearing	1,819,012	1,601,769
Total deposits	2,213,220	1,956,739
Borrowed funds:
Federal Home Loan Bank advances
Long-term Federal Home Loan Bank advances	—	48,536
Short-term Federal Home Loan Bank advances	243,000	308,000
Total Federal Home Loan Bank advances	243,000	356,536
Repurchase agreements and other borrowed funds	224	197
Total borrowed funds	243,224	356,733
Advance payments by borrowers for taxes and insurance	27,192	25,038
Accrued interest payable	1,279	1,097
Accrued expenses and other liabilities	17,108	16,033
Total liabilities	2,502,023	2,355,640
Commitments and contingent liabilities (Note 5 and Note 13)	—	—
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued and outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 49,128,875 and 49,800,126 shares, respectively, outstanding	177,492	177,458
Retained earnings	192,062	167,852
Accumulated other comprehensive loss	(21,436)	(18,685)
Treasury stock, at cost, 5,010,035 and 4,338,784 shares, respectively	(38,784)	(32,360)
Total shareholders’ equity	309,334	294,265
Total liabilities and shareholders’ equity	$2,811,357	$2,649,905

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Twelve Months Ended
	December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Interest income
Loans	$96,653	$79,795	$57,903
Loans held for sale	4,318	3,301	1,755
Securities available for sale, nontaxable	1,412	1,668	1,129
Securities available for sale, taxable	4,732	5,579	6,915
Securities held to maturity, nontaxable	250	214	248
Securities held to maturity, taxable	1,574	1,764	1,989
Federal Home Loan Bank stock dividends	1,133	961	723
Other interest earning assets	500	228	67
Total interest income	110,572	93,510	70,729
Interest expense
Deposits	17,796	8,437	5,922
Federal Home Loan Bank advances	4,830	4,699	2,486
Repurchase agreements and other	1	21	20
Total interest expense	22,627	13,157	8,428
Net interest income	87,945	80,353	62,301
Provision for loan losses	699	4,253	5,387
Net interest income after provision for loan losses	87,246	76,100	56,914
Non-interest income
Insurance agency income	2,197	2,006	1,686
Non-deposit investment income	1,216	1,158	1,281
Deposit related fees	5,706	5,636	5,486
Mortgage servicing fees	3,304	3,005	2,833
Mortgage servicing rights valuation	(61)	(9)	39
Mortgage servicing rights amortization	(1,949)	(1,944)	(2,094)
Other service fees	161	125	135
Net gains (losses):
Trading securities, including change in fair value	669	—	—
Securities available for sale (includes ($627), $566 and $604, respectively, accumulated other comprehensive income reclassifications for unrealized net gains (losses) on available for sale securities)	(627)	566	604
Mortgage banking income	5,090	6,503	6,444
Real estate owned and other repossessed assets, net	(260)	(189)	(93)
Debit/credit card fees	4,158	4,215	3,846
Trust fee income	1,905	1,618	—
Other income	1,893	2,549	1,909
Total non-interest income	23,402	25,239	22,076
Non-interest expense
Salaries and employee benefits (includes $0, $0 and $1,278, respectively accumulated other comprehensive income reclassifications for prior service credit on the postretirement plan)	37,071	34,807	28,600
Occupancy	4,167	3,943	3,373
Equipment and data processing	8,679	8,944	7,564
Financial institutions tax	1,950	1,648	1,694
Advertising	1,278	991	845
Amortization of intangible assets	502	422	69
FDIC insurance premiums	1,270	1,078	940
Other insurance premiums	373	450	328
Legal and consulting fees	1,094	724	953
Other professional fees	2,414	2,151	1,046
FHLB advance prepayment	936	—	—
Real estate owned and other repossessed asset expenses	129	135	191
Merger related expenses	—	5,001	787
Other expenses	5,216	7,965	5,629
Total non-interest expenses	65,079	68,259	52,019
Income before income taxes	45,569	33,080	26,971
Income tax expense	8,391	11,295	8,143
Earnings available to common shareholders	$37,178	$21,785	$18,828

(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (continued)

	For the Twelve Months Ended December 31,
	2018	2017	2016
	(Dollars in thousands, except per share data)
Net income	$37,178	$21,785	$18,828
Other comprehensive income (loss)
Unrealized gains (losses) on securities available for sale, net of reclassifications and tax of $(762), $1,093 and $(344), respectively	(2,877)	2,578	(638)
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $33, $66, and $86, respectively	126	129	160
Unrealized gains (losses) and amortization of prior service credit on postretirement plan, net of tax of $0, $0 and $(447), respectively	—	—	(831)
Reversal of disproportionate tax effect from postretirement plan upon settlement	—	—	(511)
Total other comprehensive income (loss)	$(2,751)	$2,707	$(1,820)
Comprehensive income	$34,427	$24,492	$17,008
Earnings per share
Basic	$0.75	$0.44	$0.40
Diluted	0.74	0.44	0.40

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2016	47,517,644	$174,304	$140,819	$(19,220)	$(51,658)	$244,245
Net income			18,828			18,828
Other comprehensive loss				(1,820)		(1,820)
Stock option exercises	199,905		(983)		1,500	517
Stock option expense		9				9
Restricted stock grants	200,856	(1,214)	(330)		1,544	—
Restricted stock forfeitures	(2,928)	13	14		(27)	—
Restricted stock expense		970				970
Tax benefit of stock option exercises and restricted stock vesting		278				278
Purchase of James & Sons Insurance	262,705		(501)		2,048	1,547
Cash dividend payments ($0.11 per share)			(5,172)			(5,172)
Treasury stock purchases	(1,596,812)				(9,596)	(9,596)
Balance December 31, 2016	46,581,370	174,360	152,675	(21,040)	(56,189)	249,806
Net income			21,785			21,785
Other comprehensive income				2,707		2,707
Reclassification of the disproportionate tax effect in accumulated other comprehensive income to retained earnings due to early adoption of ASU 2018-02			352	(352)		—
Stock option exercises	110,085	(542)			821	279
Stock option expense		1				1
Restricted stock grants	88,681	(660)			660	—
Restricted stock expense		951				951
Vesting of Long-term Incentive Plan	68,783	87			510	597
Purchase of Ohio Legacy Corp.	3,033,604	3,261			22,555	25,816
Cash dividend payments ($0.14 per share)			(6,960)			(6,960)
Treasury stock purchases	(82,397)				(717)	(717)
Balance December 31, 2017	49,800,126	177,458	167,852	(18,685)	(32,360)	294,265
Net income			37,178			37,178
Other comprehensive loss				(2,751)		(2,751)
Stock option exercises	87,101	(382)			651	269
Stock option expense		71				71
Restricted stock grants	90,083	(674)			674	—
Restricted stock forfeitures	(21,100)	158			(158)	—
Restricted stock expense		792				792
Vesting of Long-term Incentive Plan	36,871	69			275	344
Cash dividend payments ($0.26 per share)			(12,968)			(12,968)
Treasury stock purchases	(864,206)				(7,866)	(7,866)
Balance December 31, 2018	49,128,875	$177,492	$192,062	$(21,436)	$(38,784)	$309,334

See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$37,178	$21,785	$18,828
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	699	4,253	5,387
Mortgage banking income	(4,992)	(2,610)	(8,213)
Changes in fair value on loans held for sale	(98)	(3,893)	1,769
Net losses on real estate owned and other repossessed assets sold	260	189	93
Net gain on trading securities sold and change in fair value	(669)	—	—
Net (loss) on available for sale securities sold	627	(566)	(604)
Net loss (gain) on other assets sold	—	(602)	6
Amortization of premiums and accretion of discounts	4,527	4,479	6,686
Depreciation and amortization	2,741	2,706	2,315
FHLB advance prepayment early termination fee	936	—	—
Stock based compensation	863	952	979
Excess tax benefit of stock option exercises and restricted stock vesting	—	—	278
Net principal disbursed on loans originated for sale	(316,794)	(270,080)	(285,577)
Proceeds from sale of loans held for sale	311,193	280,956	262,586
Net change in deferred tax assets	3,396	11,011	7,843
Cash surrender value increase of life insurance and death proceeds in excess of cash surrender value	(1,732)	(1,627)	(1,495)
Net change in interest receivable	(890)	(611)	(922)
Net change in interest payable	182	882	92
Net change in prepaid and other assets	3,289	(982)	(5,603)
Net change in other liabilities	1,590	3,476	4,059
Net change in interest rate caps	—	—	3
Net cash from operating activities	42,306	49,718	8,510
Cash Flows from Investing Activities
Proceeds from the sale of trading securities	305	—	—
Proceeds from the principal repayments and maturities of securities available for sale	10,853	21,969	26,981
Proceeds from the principal repayments and maturities of securities held to maturity	8,896	14,160	15,781
Proceeds from the sale of securities available for sale	36,007	62,906	33,701
Proceeds from the sale of real estate owned and other repossessed assets	1,217	1,419	1,828
Proceeds from the sale of loans held for investment	150	2,250	1
Proceeds from the sale of premises and equipment	—	2,297	2
Purchases of securities available for sale	(23,976)	—	(48,985)
Purchases of securities held to maturity	(3,845)	—	(3,200)
Redemption of FHLB stock	180	—	—
Purchase of bank-owned life insurance	—	(5,000)	—
Purchases of premises and equipment	(2,542)	(2,558)	(2,575)
Principal disbursed on loans, net of repayments	(143,014)	(217,570)	(156,475)
Loans purchased	(35,629)	(53,633)	(44,311)
Net cash (paid) received in the acquisition of insurance agencies	(190)	(144)	107
Net cash received in acquisition of financial institution	—	25,780	—
Net cash from investing activities	(151,588)	(148,124)	(177,145)
Cash Flows from Financing Activities
Net increase in checking, savings and money market accounts	54,041	46,744	45,782
Net increase in certificates of deposit	202,743	128,946	33,466
Net increase in advance payments by borrowers for taxes and insurance	2,154	693	2,638
Net change in Federal Home Loan Bank overnight advances	(65,000)	(58,500)	111,000
Early prepayment of long-term FHLB advances	(50,013)	—	—
Net change in repurchase agreements and other borrowed funds	27	(11,086)	(23)
Proceeds from the exercise of stock options	269	279	517
Dividends paid	(12,968)	(6,960)	(5,172)
Purchase of treasury stock	(7,866)	(717)	(9,596)
Net cash from financing activities	123,387	99,399	178,612
Change in cash and cash equivalents	14,105	993	9,977
Cash and cash equivalents, beginning of period	46,880	45,887	35,910
Cash and cash equivalents, end of period	$60,985	$46,880	$45,887

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

Nature of Operations

The business of Home Savings is providing consumer and business banking service to its market area in Ohio, western Pennsylvania and West Virginia. At the end of 2018, Home Savings was doing business through 35 full service banking branches and 13 loan production centers and three wealth management offices.  Loans and deposits are primarily generated from the areas where banking branches are located. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. However, the customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the market area. Home Savings derives its income predominantly from interest on loans, securities, and to a lesser extent, non-interest income. Home Savings’ principal expenses are interest paid on deposits and Federal Home Loan Bank advances, loan loss provisions and normal operating costs.

On January 29, 2016, United Community acquired James & Sons Insurance.  James & Sons Insurance was merged into HSB Insurance, LLC, a wholly-owned subsidiary of United Community.  HSB Insurance, LLC d/b/a James & Sons Insurance is an insurance agency that offers a wide variety of insurance products for business and residential customers, which include auto, homeowners, life-health, commercial, surety bonds and aviation. On February 28, 2017, James & Sons Insurance acquired Eich Brothers Insurance. Eich Brothers Insurance is an insurance agency that offers insurance products for business and residential customers, which include auto, commercial, homeowners and life-health.  On July 1, 2017, James & Sons Insurance acquired Stevens Insurance Agency that offers insurance products for business and residential customers, which include auto, commercial, homeowners and life-health.  On July 1, 2018, James & Sons Insurance acquired Steinhauser Insurance Agency which offers property and casualty insurance.

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

Securities

Securities are classified as available for sale, held to maturity or trading upon their acquisition. Securities are classified as available for sale when they might be sold before maturity. Securities classified as available for sale are carried at estimated fair value with the unrealized holding gain or loss reported in other comprehensive income, net of tax. Securities classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Equity securities are carried at fair value in trading, with changes in fair value reported in net income. Restricted securities such as FHLB stock are carried at cost. Interest income includes amortization of purchase premium or discount on debt securities. Premiums or discounts are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are recorded on the trade date and are determined using the specific identification method.

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

Interest income includes amortization of net deferred loan fees and costs. Loan fees and costs associated with origination of loans are deferred and amortized to interest income over the contractual lives of the loans using the level yield method. Fees received for loan commitments that are expected to be drawn, based on Home Savings’ experience with similar commitments, are deferred and amortized over the lives of the loans using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis. Unamortized deferred loan fees or costs related to loans paid off are included in income. Unamortized net fees or costs on loans sold are included in the basis of the loans in calculating gains and losses. The accrual of interest income and amortization of net deferred fees on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is both well secured and in the process of collection. Consumer loans are typically charged-off no later than 180 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still accruing include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries, looking back 26 quarters as of December 31, 2018.  In determining the qualitative component, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations,

economic cycles and other external factors.   The quantitative and qualitative components are combined to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans.  At December 31, 2017, the Company evaluated 22 quarters of net charge-off history.

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

Other intangible assets consist of core deposit and customer list intangibles.  Core deposit intangible assets arose from whole bank acquisitions. They were initially measured at fair value and are being amortized on an accelerated method over their estimated useful lives.  Customer list intangible arose from the acquisition of James & Sons Insurance in January 2016, Premier Bank and Trust in January 2017, Stevens Insurance Agency in 2017 and Steinhauser Insurance Agency in 2018 and are amortized on an accelerated basis over its estimated useful life of 10 years.

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

New Accounting Standards

On January 1, 2018, the Company adopted Accounting Standards Update (ASU) 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, ASC 606), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revised when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as other real estate owned.  The majority of the Company’s revenues come from interest income and other sources, including loans and securities, which are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include insurance agency income, brokerage income, deposit related fees, debit/credit card income, trust income and the sale of other real estate owned.  Refer to Note 26, Revenue Recognition for further discussion on the Company’s accounting policies for revenue sources within the scope of ASC 606.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities. The new guidance is effective for annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2017.  In February 2018, the FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  The ASU, considered by the Company for adoption, includes amendments that clarify aspect of the guidance issued in ASU 2016-01.  The adoption of this guidance did not have material impact on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The ASU amends existing guidance that requires lessees recognize the following for all leases (with the exception of short–term leases) at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged.  Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.  An entity may adopt the new guidance by either restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption.  The Company plans to use the approach of recording a cumulative effect adjustment at the beginning of the period of adoption.  The new guidance includes a number of optional transition-related practical expedients.  The practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.  An entity that elects to apply these practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.  In 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-20, Leases (Topic 842): Narrow – Scope Improvements for Lessors.  These ASUs amend and clarify guidance in ASU 2016-02 and are being considered by the Company in determining the proper adoption of ASU 2016-02.  The adoption of this guidance on January 1, 2019, resulted in an approximate $5.1 million increase in assets and an approximate $5.4 million increase in liabilities.

In June 2016, the FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13).   ASU 2016-13 adds a new Topic 326 to the Accounting Standards Codification (Codification) and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years, and for interim periods with those fiscal years, beginning after December 15, 2019.  Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.  Management has aggregated and verified the necessary data and addressed any data-archiving improvements necessary for the implementation of this ASU.  In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 and should be accounted for in accordance with Topic 842, Leases.  Management is in the process of evaluating various models to be used.

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

	For the Year Ended December 31,
	2018	2017
	(In thousands, except per share data)
Net interest income		$82,286
Net income		21,430
Basic earnings per share		$0.43
Diluted earnings per share		$0.43

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

On February 28, 2017, HSB Insurance, LLC completed the purchase of an insurance agency engaged in the business of selling insurance including auto, commercial, homeowners and life-health insurance.  Under the purchase agreement, the Company purchased total assets for $722,000, which includes the customer list intangible and goodwill.

On July 1, 2017, HSB Insurance, LLC completed the purchase of an insurance agency engaged in the business of selling insurance including auto, commercial, homeowners and life-health insurance.  Under the purchase agreement, the Company purchased total assets for $81,000, which includes the customer list intangible and goodwill.

On July 1, 2018, HSB Insurance, LLC completed the purchase of an insurance agency engaged in the business of selling property and casualty insurance.  Under the purchase agreement, the Company purchased total assets for $325,000 which includes the customer intangible list.

3.	CASH AND CASH EQUIVALENTS

Federal Reserve Board (FRB) regulations require depository institutions to maintain certain non-interest bearing reserve balances. These reserves, which consisted of vault cash at Home Savings, totaled approximately $12.8 million and $12.0 million at December 31, 2018 and 2017, respectively.

4.	SECURITIES

The components of securities available for sale are as follows:

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$97,785	$—	$(2,204)	$95,581
States and municipalities	48,167	107	(528)	47,746
Corporate debt securities	2,000	4	—	2,004
Collateralized mortgage obligations ("CMO")	21,979	143	(14)	22,108
Mortgage-backed securities ("MBS")	76,495	23	(2,314)	74,204
Total	$246,426	$277	$(5,060)	$241,643

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$124,982	$19	$(1,184)	$123,817
States and municipalities	58,806	955	(138)	59,623
Mortgage-backed securities ("MBS")	87,917	42	(838)	87,121
Total	$271,705	$1,016	$(2,160)	$270,561

The components of securities held to maturity are as follows:

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed securities ("MBS")	$64,442	$—	$(2,327)	$62,115
States and municipalities	13,049	20	(109)	12,960
Total	$77,491	$20	$(2,436)	$75,075

	December 31, 2017
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed securities ("MBS")	$73,682	$—	$(890)	$72,792
States and municipalities	9,229	112	(7)	9,334
Total	$82,911	$112	$(897)	$82,126

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	December 31, 2018
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	33,166	32,512
Due after five years through ten years	67,172	65,634
Due after ten years	47,614	47,185
CMOs and MBS	98,474	96,312
Total	$246,426	$241,643

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	December 31, 2018
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$3,000	$3,018
Due after one year through five years	270	268
Due after five years through ten years	9,779	9,674
Due after ten years	—	—
MBS	64,442	62,115
Total	$77,491	$75,075

Proceeds, gross realized gains, losses and impairment charges of available for sale securities were as follows:

	2018	2017	2016
	(Dollars in thousands)
Proceeds	$36,007	$62,906	$33,701
Gross gains	233	610	604
Gross losses	860	44	—

Income tax expense (benefit) related to net realized gains and losses was $(132,000) for 2018 and $198,000 for 2017 and $211,000 for 2016.

Securities pledged for public funds were $108.7 million and $129.8 million at December 31, 2018 and 2017, respectively. See further discussion regarding pledged securities in Note 12.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows at December 31, 2018:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized loss	Fair	Unrealized loss
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and agency securities	$—	$—	$95,581	$(2,204)	$95,581	$(2,204)
States and municipalities	9,475	(39)	24,850	(489)	34,325	(528)
Collateralized mortgage obligations ("CMO")	5,475	(14)	—	—	5,475	(14)
Mortgage-backed securities ("MBS")	—	—	73,542	(2,314)	73,542	(2,314)
Total temporarily impaired securities	$14,950	$(53)	$193,973	$(5,007)	$208,923	$(5,060)

All of the U.S. Treasury and agency securities, obligations of states and municipalities, CMOs and mortgage-backed securities that were temporarily impaired at December 31, 2018, were impaired due to the level of interest rates at that time compared to when securities were purchased. Unrealized losses on these securities have not been recognized into income as of December 31, 2018 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows at December 31, 2017:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized loss	Fair	Unrealized loss
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and agency securities	$99,766	$(734)	$21,222	$(450)	$120,988	$(1,184)
States and municipalities	—	—	14,009	(138)	14,009	(138)
Mortgage-backed securities ("MBS")	28,837	(154)	57,588	(684)	86,425	(838)
Total temporarily impaired securities	$128,603	$(888)	$92,819	$(1,272)	$221,422	$(2,160)

At December 31, 2017, all of the U.S. Treasury and securities, obligations of states and municipalities and mortgage-backed securities that were temporarily impaired were impaired due to the level of interest rates at that time compared to when the securities were purchased.  Unrealized losses on these securities have not been recognized into income as of December 31, 2017 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

During the third quarter of 2015, Home Savings transferred mortgage-backed GSE securities with a total amortized cost of $105.3 million with a corresponding fair value of $103.8 million from available for sale to held to maturity.  The net unrealized loss, net of taxes, on these securities at the date of transfer was $999,000.  The fair value at the date of transfer becomes the securities’ new cost basis.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will directly offset the effect on interest income from the accretion of the reduced amortized cost for the transferred securities.  The remaining unaccreted unrealized holding loss totaled $876,000 at December 31, 2018 and $1,035,000 at December 31, 2017. Because of this transfer, the total losses less than 12 months and greater than 12 months reported in the table below will not agree to the unrealized losses reported in the inventory of held to maturity securities.  The inventory table reports unrealized gains and losses based upon the transferred securities adjusted cost basis and current fair value.  The reporting of losses less than 12 months and greater than 12 months represents that actual period of time that these securities have been in an unrealized loss position and the securities amortized cost basis as if the transfer did not occur.

Securities held to maturity that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows at December 31, 2018:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed securities ("MBS")	$—	$—	$62,115	$(3,203)	$62,115	$(3,203)
States and municipalities	4,253	(48)	3,525	(69)	7,778	(117)
Total temporarily impaired securities	$4,253	$(48)	$65,640	$(3,272)	$69,893	$(3,320)

All of the mortgage-backed securities and obligations of states and municipalities that were temporarily impaired at December 31, 2018, were impaired due to the level of interest rates at that time compared to when the securities were purchased. Unrealized losses on these securities have not been recognized into income as of December 31, 2018 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

Securities held to maturity that have been in an unrealized loss position for less than twelve months or twelve months or more are as follows at December 31, 2017:

	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed securities ("MBS")	$—	$—	$72,792	$(1,925)	$72,792	$(1,925)
States and municipalities	608	(7)	—	—	608	(7)
Total temporarily impaired securities	$608	$(7)	$72,792	$(1,925)	$73,400	$(1,932)

At December 31, 2017, all of the mortgage-backed securities and obligations of states and municipalities were impaired due to the level of interest rates at that time compared to when the securities were purchased.  Unrealized losses on these securities have not been recognized into income as of December 31, 2017 because the issuer’s securities are of high credit quality (rated AA or higher), management does not intend to sell, and it is likely that management will not be required to sell, the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions.

5.	LOANS

Portfolio loans consist of the following:

	December 31,	December 31,
	2018	2017
	(Dollars in thousands)
Commercial loans
Multifamily	$134,143	$120,480
Nonresidential	409,979	381,611
Land	16,830	15,162
Construction	141,686	116,863
Secured	233,306	177,994
Unsecured	6,987	10,506
Total commercial loans	942,931	822,616
Residential mortgage loans
One-to four-family	927,255	870,939
Construction	43,435	49,092
Total residential mortgage loans	970,690	920,031
Consumer loans
Home equity	185,661	195,852
Auto	78,686	64,364
Marine	1,206	1,526
Recreational vehicle	4,347	5,696
Other	7,141	6,056
Total consumer loans	277,041	273,494
Total loans	2,190,662	2,016,141
Less:
Allowance for loan losses	20,443	21,202
Deferred loan fees, net	(6,623)	(4,938)
Total	13,820	16,264
Loans, net	$2,176,842	$1,999,877

Loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses, may require payment of a fee and may expire unused. Commitments to extend credit at fixed rates expose The Company to some degree of interest rate risk. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The type or amount of collateral obtained varies and is based on management’s credit evaluation of the potential borrower. Home Savings normally has a number of outstanding commitments to extend credit.

	December 31,
	2018		2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
	(Dollars in thousands)
Commitments to make loans	$44,202	$27,744	$80,741	$39,978
Undisbursed loans in process	18,020	181,649	6,779	163,903
Unused lines of credit	6,328	271,143	9,503	247,891

Terms of the commitments in both years extend up to six months, but are generally less than two months. The fixed rate loan commitments have interest rates ranging from 3.75% to 18.00%; and maturities ranging from three months to thirty years. Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market and forward commitments for the future delivery of mortgage loans to third party investors are considered derivatives. It is the Company’s practice to enter into forward commitments for the future delivery of residential mortgage loans when interest rate lock commitments are entered into in order to economically hedge the effect of changes in interest rates resulting from its commitments to fund the loans. These mortgage banking derivatives are not designated as hedge relationships.

At December 31, 2018 and 2017, there were $1.0 million and $239,000 of outstanding standby letters of credit, respectively. These are issued to guarantee the performance of a customer to a third party. Standby letters of credit are generally contingent upon the failure of the customer to perform according to the terms of an underlying contract with the third party.

At December 31, 2018 and 2017, there were $60.3 million and $54.4 million in outstanding commitments to fund the OverdraftPrivilege™ Program at Home Savings. With OverdraftPrivilege™, Home Savings pays non-sufficient funds checks and fees on checking accounts up to a preapproved limit.

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2018 and December 31, 2017 and activity for the years ended December 31, 2018, 2017 and 2016.

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2018
Beginning balance	$12,542	$5,860	$2,800	$21,202
Provision	125	415	159	699
Charge-offs	(1,255)	(570)	(612)	(2,437)
Recoveries	463	218	298	979
Ending balance	$11,875	$5,923	$2,645	$20,443
Period-end amount allocated to:
Loans individually evaluated for impairment	$103	$798	$300	$1,201
Loans collectively evaluated for impairment	11,772	5,128	2,344	19,244
Loans acquired with deteriorated credit quality	—	—	—	—
Ending balance	$11,875	$5,923	$2,645	$20,443
Period-end balances:
Loans individually evaluated for impairment	2,017	13,086	5,491	20,594
Loans collectively evaluated for impairment	940,914	957,604	271,550	2,170,068
Loans acquired with deteriorated credit quality	—	—	—	—
Ending balance	$942,931	$970,690	$277,041	$2,190,662

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2017
Beginning balance	$10,824	$5,538	$2,725	$19,087
Provision	2,590	1,305	358	4,253
Charge-offs	(1,565)	(1,218)	(815)	(3,598)
Recoveries	693	235	532	1,460
Ending balance	$12,542	$5,860	$2,800	$21,202
Period-end amount allocated to:
Loans individually evaluated for impairment	$516	$1,145	$398	$2,059
Loans collectively evaluated for impairment	11,971	4,715	2,402	19,088
Loans acquired with deteriorated credit quality	55	—	—	55
Ending balance	$12,542	$5,860	$2,800	$21,202
Period-end balances:
Loans individually evaluated for impairment	3,356	16,140	6,754	26,250
Loans collectively evaluated for impairment	818,066	903,891	266,740	1,988,697
Loans acquired with deteriorated credit quality	1,194	—	—	1,194
Ending balance	$822,616	$920,031	$273,494	$2,016,141

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
2016
Beginning balance	$8,077	$6,630	$3,005	$17,712
Provision	5,611	(464)	240	5,387
Charge-offs	(3,722)	(761)	(1,151)	(5,634)
Recoveries	858	133	631	1,622
Ending balance	$10,824	$5,538	$2,725	$19,087

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries, looking back 26 quarters as of December 31, 2018.  In determining the qualitative component, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.   The quantitative and qualitative components are combined to arrive at the loss factor, which is applied to the average outstanding balance of homogenous loans.  At December 31, 2017, the Company evaluated 22 quarters of net charge-off history.

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2018:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$443	$170	$—	$43	$—	$—
Nonresidential	588	130	—	105	5	5
Land	—	—	—	2	—	—
Construction	2,447	—	—	—	—	—
Secured	806	—	—	683	2	2
Unsecured	474	—	—	—	8	8
Total commercial loans	4,758	300	—	833	15	15
Residential mortgage loans
One-to four-family	5,840	4,908	—	5,424	138	124
Construction	—	—	—	—	—	—
Total residential mortgage loans	5,840	4,908	—	5,424	138	124
Consumer loans
Home equity	1,084	957	—	1,051	36	32
Auto	25	17	—	30	1	1
Marine	502	145	—	172	—	—
Recreational vehicle	592	172	—	152	15	13
Other	—	—	—	9	1	1
Total consumer loans	2,203	1,291	—	1,414	53	47
Total	$12,801	$6,499	$—	$7,671	$206	$186
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$206	$—	$—
Nonresidential	1,186	1,186	12	1,260	94	86
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	989	531	91	556	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	2,175	1,717	103	2,022	94	86
Residential mortgage loans
One-to four-family	8,298	8,178	798	8,799	422	387
Construction	—	—	—	—	—	—
Total residential mortgage loans	8,298	8,178	798	8,799	422	387
Consumer loans
Home equity	3,925	3,842	283	4,148	225	212
Auto	—	—	—	—	—	—
Marine	91	91	1	94	5	5
Recreational vehicle	279	267	16	329	17	17
Other	—	—	—	—	—	—
Total consumer loans	4,295	4,200	300	4,571	247	234
Total	14,768	14,095	1,201	15,392	763	707
Total impaired loans	$27,569	$20,594	$1,201	$23,063	$969	$893

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2017:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$41	$—	$—	$309	$—	$—
Nonresidential	651	144	—	482	7	7
Land	716	9	—	9	—	—
Construction	2,467	—	—	—	—	—
Secured	1,042	894	—	371	43	43
Unsecured	187	—	—	—	—
Total commercial loans	5,104	1,047	—	1,171	50	50
Residential mortgage loans
One-to four-family	6,432	5,441	—	5,695	128	119
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,432	5,441	—	5,695	128	119
Consumer loans
Home equity	1,399	1,059	—	1,346	21	21
Auto	29	14	—	12	1	1
Marine	553	181	—	179	1	1
Recreational vehicle	578	151	—	228	15	15
Other	3	3	—	1	—	—
Total consumer loans	2,562	1,408	—	1,766	38	38
Total	$14,098	$7,896	$—	$8,632	$216	$207
With a specific allowance recorded
Commercial loans
Multifamily	$422	$275	$28	$69	$4	$4
Nonresidential	1,455	1,423	16	1,332	110	102
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	893	611	472	153	81	81
Unsecured	—	—	—	—	—	—
Total commercial loans	2,770	2,309	516	1,554	195	187
Residential mortgage loans
One-to four-family	10,874	10,699	1,145	10,792	493	448
Construction	—	—	—	—	—	—
Total residential mortgage loans	10,874	10,699	1,145	10,792	493	448
Consumer loans
Home equity	4,921	4,840	377	5,049	269	255
Auto	—	—	—	—	—	—
Marine	100	100	1	103	5	5
Recreational vehicle	418	406	20	560	22	21
Other	—	—	—	—	—	—
Total consumer loans	5,439	5,346	398	5,712	296	281
Total	19,083	18,354	2,059	18,058	984	916
Total impaired loans	$33,181	$26,250	$2,059	$26,690	$1,200	$1,123

The following table presents loans individually evaluated for impairment by class of loans for the year ended December 31, 2016:

Impaired Loans

(Dollars in thousands)

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	544	102	101
Land	234	—	—
Construction	—	—	—
Secured	2,823	—	—
Unsecured	—	7	7
Total commercial loans	3,601	109	108
Residential mortgage loans
One-to four-family	6,272	195	177
Construction	—	—	—
Total residential mortgage loans	6,272	195	177
Consumer loans
Home equity	1,382	66	64
Auto	7	—	—
Marine	293	1	1
Recreational vehicle	251	13	13
Other	2	1	1
Total consumer loans	1,935	81	79
Total	$11,808	$385	$364
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	7,698	143	142
Land	—	—	—
Construction	—	—	—
Secured	654	—	—
Unsecured	—	—	—
Total commercial loans	8,352	143	142
Residential mortgage loans
One-to four-family	11,898	497	457
Construction	—	—	—
Total residential mortgage loans	11,898	497	457
Consumer loans
Home equity	6,117	310	293
Auto	—	—	—
Marine	144	6	6
Recreational vehicle	691	26	26
Other	—	—	—
Total consumer loans	6,952	342	325
Total	27,202	982	924
Total impaired loans	$39,010	$1,367	$1,288

The Company reclassifies a collateralized mortgage loan and consumer loans secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at December 31, 2018 and December 31, 2017, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	December 31, 2018		December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
Mortgage loans in the process of foreclosure	$3,687	$3,636	$2,588	$2,428
Consumer loans in the process of foreclosure	700	685	613	608

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2018:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2018

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$171	$—
Nonresidential	13	—
Land	—	—
Construction	—	—
Secured	531	—
Unsecured	—	—
Total commercial loans	715	—
Residential mortgage loans
One-to four-family	4,170	—
Construction	—	—
Total residential mortgage loans	4,170	—
Consumer Loans
Home equity	1,223	—
Auto	131	—
Marine	145	—
Recreational vehicle	145	—
Other	10	—
Total consumer loans	1,654	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$6,539	$—

The following tables present the recorded investment in nonaccrual and loans past due over 90 days and still on accrual by class of loans as of December 31, 2017:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2017

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$275	$—
Nonresidential	1,218	—
Land	9	—
Construction	—	—
Secured	1,505	—
Unsecured	—	—
Total commercial loans	3,007	—
Residential mortgage loans
One-to four-family	6,076	—
Construction	—	—
Total residential mortgage loans	6,076	—
Consumer Loans
Home equity	2,074	—
Auto	155	—
Marine	181	—
Recreational vehicle	208	—
Other	2	—
Total consumer loans	2,620	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$11,703	$—

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2018:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$171	$171	$133,972	$134,143
Nonresidential	—	—	—	—	409,979	409,979
Land	—	—	—	—	16,830	16,830
Construction	—	—	—	—	141,686	141,686
Secured	195	—	531	726	232,580	233,306
Unsecured	—	—	—	—	6,987	6,987
Total commercial loans	195	—	702	897	942,034	942,931
Residential mortgage loans
One-to four-family	2,139	882	3,470	6,491	920,764	927,255
Construction	—	—	—	—	43,435	43,435
Total residential mortgage loans	2,139	882	3,470	6,491	964,199	970,690
Consumer Loans:
Home equity	658	295	1,147	2,100	183,561	185,661
Automobile	283	112	131	526	78,160	78,686
Marine	—	—	145	145	1,061	1,206
Recreational vehicle	548	—	145	693	3,654	4,347
Other	33	—	10	43	7,098	7,141
Total consumer loans	1,522	407	1,578	3,507	273,534	277,041
Total loans	$3,856	$1,289	$5,750	$10,895	$2,179,767	$2,190,662

The following tables present an age analysis of past-due loans, segregated by class of loans as of December 31, 2017:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$275	$275	$120,205	$120,480
Nonresidential	20	—	1,199	1,219	380,392	381,611
Land	—	—	9	9	15,153	15,162
Construction	—	—	—	—	116,863	116,863
Secured	114	4	110	228	177,766	177,994
Unsecured	—	—	—	—	10,506	10,506
Total commercial loans	134	4	1,593	1,731	820,885	822,616
Residential mortgage loans
One-to four-family	4,704	1,523	4,804	11,031	859,908	870,939
Construction	—	—	—	—	49,092	49,092
Total residential mortgage loans	4,704	1,523	4,804	11,031	909,000	920,031
Consumer Loans:
Home equity	1,184	120	1,793	3,097	192,755	195,852
Automobile	187	100	82	369	63,995	64,364
Marine	—	—	181	181	1,345	1,526
Recreational vehicle	47	—	165	212	5,484	5,696
Other	31	3	2	36	6,020	6,056
Total consumer loans	1,449	223	2,223	3,895	269,599	273,494
Total loans	$6,287	$1,750	$8,620	$16,657	$1,999,484	$2,016,141

The following table presents loans by class modified as TDRs that occurred during the year ended December 31, 2018:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	1	124	124
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1	124	124
Residential mortgage loans
One-to four-family	3	521	547
Construction	—	—	—
Total residential mortgage loans	3	521	547
Consumer loans
Home equity	2	113	113
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	2	113	113
Total restructured loans	6	$758	$784

The TDRs described above increased the allowance for loan losses by $3,000, and resulted in no charge-offs during the twelve months ended December 31, 2018.

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

During the periods ended December 31, 2018, 2017 and 2016, the terms of certain loans were modified as TDRs. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan. Modifications involving a reduction of the stated interest rate of a loan were for periods ranging from six months to two years. Modifications involving an extension of the maturity date were for periods ranging from six months to ten years.

As of December 31, 2018 and December 31, 2017, the Company had a recorded investment in TDRs of $16.6 million and $19.8 million, respectively.  The Company allocated $1.1 million of specific reserves to customers whose loan terms were modified in TDRs as of December 31, 2018. The Company allocated $1.6 million of specific reserves to customers whose loan terms were modified in TDRs as of December 31, 2017. The Company committed to lend additional amounts totaling up to $41,000 and $37,000 at December 31, 2018 and December 31, 2017, respectively.

TDR loans that were on nonaccrual status aggregated $1.7 million and $2.4 million at December 31, 2018 and December 31, 2017, respectively. Such loans are considered nonperforming loans. TDR loans that were accruing according to their terms aggregated $14.9 million and $17.9 million at December 31, 2018 and December 31, 2017, respectively.

There were no loans modified as TDRs for which there was a payment default within twelve months following the modification during the periods ended December 31, 2018 and 2017.

A TDR is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The terms of certain other loans were modified during the periods ended December 31, 2018 and 2017, but they did not meet the definition of a TDR. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties or a delay in a payment that was considered to be insignificant.

The following table presents loans by class modified as TDRs for which there was a payment default within twelve months following the modification during the period ended December 31, 2016:

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	1	3,603
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	1	3,603
Residential mortgage loans
One-to four-family	1	3
Construction	—	—
Total residential mortgage loans	1	3
Consumer loans
Home equity	—	—
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	—	—
Total restructured loans	2	$3,606

The TDRs that subsequently defaulted described above resulted in $350,000 in charge-offs during the twelve months ended December 31, 2016 and resulted in $820,000 increase in the provision for loan losses.  2016

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

As of December 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

December 31, 2018

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$133,972	$—	$171	$—	$—	$171	$134,143
Nonresidential	378,160	18,420	13,399	—	—	13,399	409,979
Land	16,830	—	—	—	—	—	16,830
Construction	139,540	2,146	—	—	—	—	141,686
Secured	214,924	2,184	16,198	—	—	16,198	233,306
Unsecured	6,894	—	93	—	—	93	6,987
Total commercial loans	890,320	22,750	29,861	—	—	29,861	942,931
Residential mortgage loans
One-to four-family	921,694	591	4,970	—	—	4,970	927,255
Construction	43,435	—	—	—	—	—	43,435
Total residential mortgage loans	965,129	591	4,970	—	—	4,970	970,690
Consumer Loans
Home equity	184,438	—	1,223	—	—	1,223	185,661
Auto	78,551	—	135	—	—	135	78,686
Marine	1,061	—	145	—	—	145	1,206
Recreational vehicle	4,221	—	126	—	—	126	4,347
Other	7,131	—	10	—	—	10	7,141
Total consumer loans	275,402	—	1,639	—	—	1,639	277,041
Total loans	$2,130,851	$23,341	$36,470	$—	$—	$36,470	$2,190,662

December 31, 2017

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$118,716	$1,334	$430	$—	$—	$430	$120,480
Nonresidential	367,553	6,394	7,664	—	—	7,664	381,611
Land	15,153	—	9	—	—	9	15,162
Construction	116,460	403	—	—	—	—	116,863
Secured	149,912	6,092	21,990	—	—	21,990	177,994
Unsecured	10,412	—	94	—	—	94	10,506
Total commercial loans	778,206	14,223	30,187	—	—	30,187	822,616
Residential mortgage loans
One-to four-family	861,971	1,585	7,383	—	—	7,383	870,939
Construction	49,092	—	—	—	—	—	49,092
Total residential mortgage loans	911,063	1,585	7,383	—	—	7,383	920,031
Consumer Loans
Home equity	193,733	—	2,119	—	—	2,119	195,852
Auto	64,209	—	155	—	—	155	64,364
Marine	1,345	—	181	—	—	181	1,526
Recreational vehicle	5,488	—	208	—	—	208	5,696
Other	6,051	—	5	—	—	5	6,056
Total consumer loans	270,826	—	2,668	—	—	2,668	273,494
Total loans	$1,960,095	$15,808	$40,238	$—	$—	$40,238	$2,016,141

Directors and officers of the Company are loan customers in the ordinary course of business. The following describes loans to officers and/or directors of the Company:

(Dollars in thousands)
Balance as of December 31, 2017	$8,559
New loans to officers and/or directors	1,023
Loan payments during 2018	(420)
Increase due to changes in officers and/or directors	—
Balance as of December 31, 2018	$9,162

Purchased Credit Impaired Loans:

The Company has purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans is as follows:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)
Commercial loans	$—	$1,194
Residential mortgage loans	—	—
Consumer loans	—	—
Outstanding balance	$—	$1,194

Carrying amount, net of allowance of $0 and $55	$—	$1,139

Accretable yield, or income expected to be collected, is as follows:

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)
Beginning of period	$94	$—
New loans purchased	—	158
Accretion of income	94	64
Balance at December 31	$—	$94

For the purchased credit impaired loans disclosed above, there was a decrease of $55,000 in the allowance for loan losses for the year ended December 31, 2018 and there was an increase of $55,000 in the allowance for loan losses for the year ended December 31, 2017.

Purchased credit impaired loans purchased during the years ended December 31, 2018 and December 31, 2017 for which it was probable at acquisition that all contractually required payments would not be collected are as follows:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)
Contractually required payments receivable of loans purchased during the year:
Commercial loans	$—	$4,499
Residential mortgage loans	—	—
Consumer loans	—	—
	$—	$4,499

Cash flow expected to be collected at acquisition	n/a	$1,955
Fair value of acquired loans at acquisition	n/a	1,797

Income is not recognized on purchased credit impaired loans if the Company cannot reasonable estimate cash flows expected to be collected.  The carrying amounts of such loans are as follows:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)
Loans at beginning of year	$1,194	$—
Loans purchased during the year	—	1,797
Loans at end of period	—	1,194

6.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.4 billion at December 31, 2018 and $1.3 billion as of December 31, 2017. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives and changes in fair value of loans held for sale carried at fair value.

Mortgage loans serviced for others are not reported as assets. The principal balance of these loans at year-end are as follows:

	2018	2017
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$1,016,097	$1,003,441
FNMA	347,294	242,444
Private investor	15,049	23,404

Customer escrow balances in connection with loans serviced for FHLMC and FNMA totaled $16.3 million and $15.3 million at year-end 2018 and 2017.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$6,681	$6,070	$5,686
Originations	2,972	2,555	2,478
Amortized to expense	(1,949)	(1,944)	(2,094)
Balance, end of period	7,704	6,681	6,070
Less valuation allowance	(70)	(9)	—
Net balance	$7,634	$6,672	$6,070

Fair value of mortgage servicing rights was $12.2 million, $10.9 million and $10.2 million at December 31, 2018, 2017, and 2016, respectively.

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Balance, beginning of period	$(9)	$—	$(39)
Impairment charges	(70)	(15)	(727)
Recoveries	9	6	766
Balance, end of period	$(70)	$(9)	$—

Key economic assumptions used in measuring the value of mortgage servicing rights at December 31, 2018 and 2017 were as follows:

	2018	2017
Weighted average prepayment rate	145 PSA	181 PSA
Weighted average life (in years)	7.26	6.35
Weighted average discount rate	11%	9%

At year-end 2018, the Company had approximately $26.8 million of interest rate lock commitments and $183.0 million of forward commitments for the future delivery of residential mortgage loans, including construction perm loans that are held in available for sale. At year-end 2017, the Company had approximately $40.2 million of interest rate lock commitments and $155.0 million of forward commitments for the future delivery of residential mortgage loans, including construction perm loans that are held in available for sale. The fair value of these mortgage banking derivatives was not material at year-end 2018 or 2017.

Home Savings may receive requests for reimbursements from Freddie Mac and Fannie Mae, both of whom in the normal course purchase loans originated by Home Savings, for the purpose of making them whole on certain loans sold in the secondary market. These sold loans may have certain identified weaknesses such that, in the opinion of management, a settlement to the investor might be required. For the twelve months ended December 31, 2018 and 2017, Home Savings recognized no expenses associated with such repurchases. Home Savings had no liability reserve for future make-whole settlements at December 31, 2018 and 2017 because management believed no reserve was necessary given the recent historical losses incurred to date, there were no loans in the pipeline to be repurchased and the probability that future losses will not occur.

7.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at December 31, 2018 and 2017 was as follows:

	December 31,	December 31,
	2018	2017
	(Dollars in thousands)
Real estate owned and other repossessed assets	$1,396	$1,656
Valuation allowance	(308)	(403)
End of period	$1,088	$1,253

Activity in the valuation allowance was as follows:

	2018	2017	2016
	(Dollars in thousands)
Beginning of year	$403	$1,012	$1,229
Additions (recoveries) charged to expense	109	37	(16)
Direct write-downs	(204)	(646)	(201)
End of year	$308	$403	$1,012

Expenses related to foreclosed and repossessed assets include:

	2018	2017	2016
	(Dollars in thousands)
Net loss on sales	$151	$152	$109
Provision for (recovery of) unrealized losses	109	37	(16)
Operating expenses, net of rental income	129	135	191
Total expenses	$389	$324	$284

8.	PREMISES AND EQUIPMENT

Premises and equipment consist of the following:

	December 31,
	2018	2017
	(Dollars in thousands)
Land	$7,427	$7,427
Buildings	26,151	25,814
Leasehold improvements	1,865	1,857
Furniture and equipment	31,266	29,034
	66,709	64,132
Less: Accumulated depreciation and amortization	44,779	42,038
Total	$21,930	$22,094

Depreciation expense was $2.7 million for 2018, $2.7 million for 2017 and $2.3 million for 2016.

Rent expense was $1.0 million for 2018, $790,000 for 2017 and $597,000 for 2016. Rent commitments under noncancelable operating leases for offices were as follows, before considering renewal options that generally are present:

(Dollars in thousands)
2019	$1,085
2020	949
2021	892
2022	651
2023	346
Thereafter	867
Total	$4,790

9.	GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The change in goodwill during the periods presented is as follows:

	December 31, 2018	December 31, 2017
	(In thousands)
Beginning of the year	$20,221	$208
Acquired goodwill-OLCB	—	19,168
Acquired goodwill-Insurance Agencies	—	209
Effect of Adjustments-James & Sons Insurance	—	636
Impairment	—	—
End of the year	$20,221	$20,221

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  If the carrying amount of a reporting unit is zero or less than zero, a qualitative analysis of whether it is more likely than not that the reporting unit goodwill is impaired will be performed.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.  The Company did not have any reporting units with a carrying amount of zero or less than zero at December 31, 2018 or 2017.

Acquired Intangible Assets

	As of December 31,
	2018		2017
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$11,184	$9,581	$11,184	$9,250
Customer list intangible	2,547	333	2,222	162
Total	$13,731	$9,914	$13,406	$9,412

Aggregate amortization expense for 2018 was $502,000, for 2017 was $422,000 and for 2016 was $69,000.  Estimated amortization expense for the next five years is as follows:

Estimated
Amortization
Expense
2019	$483,000
2020	$483,000
2021	$483,000
2022	$483,000
2023	$373,000

10.	DEPOSITS

Deposits consist of the following:

	December 31,
	2018	2017
	(Dollars in thousands)
Checking accounts:
Interest bearing	$146,977	$170,478
Non-interest bearing	394,208	354,970
Savings accounts	298,087	301,716
Money market accounts	466,167	424,234
Certificates of deposit	907,781	705,341
Total deposits	$2,213,220	$1,956,739

Included in total deposits above are related-party deposits of $7.2 million and $6.1 million at December 31, 2018 and 2017, respectively.

Interest expense on deposits is summarized as follows:

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Interest bearing demand deposits and money market accounts	$3,774	$1,874	$1,012
Savings accounts	108	112	124
Certificates of deposit	13,914	6,451	4,786
Total	$17,796	$8,437	$5,922

A summary of certificates of deposit by maturity follows:

December 31,
2018
(Dollars in thousands)
2019	$663,818
2020	162,480
2021	28,480
2020	18,685
2021	28,299
Thereafter	6,019
Total	$907,781

A summary of certificates of deposit with balances greater than $250,000 by maturity is as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Three months or less	$10,731	$12,670
Over three months to six months	6,265	7,255
Over six months to twelve months	21,575	19,105
Over twelve months	24,191	18,306
Total	$62,762	$57,336

Home Savings had $291.0 million in brokered deposits at December 31, 2018, and $156.5 million in brokered deposits at December 31, 2017.

Home Savings offered an equity-linked time deposit product (the Power CD) in prior years. The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return. Home Savings had $12.6 million in Power CDs that were included in certificates of deposit at December 31, 2018. Home Savings had $12.7 million in Power CDs that were included in certificates of deposit at December 31, 2017.

11.	FEDERAL HOME LOAN BANK ADVANCES

The following is a summary of FHLB advances:

	December 31,
	2018		2017
	(Dollars in thousands)
		Weighted		Weighted
Year of maturity	Amount	average rate	Amount	average rate
2018	$—	0.00%	$308,000	1.42%
2019	243,000	2.45%	48,536	3.26%
	$243,000	2.45%	$356,536	1.67%

At December 31, 2018, Home Savings had remaining available credit, subject to collateral requirements, with the FHLB of approximately $403.0 million. At December 31, 2017, Home Savings had remaining available credit, subject to collateral requirements, with the FHLB of approximately $256.8 million. All advances must be secured by eligible collateral as specified by the FHLB. Accordingly, Home Savings had a blanket pledge of its one-to four-family mortgages as collateral for the advances outstanding at December 31, 2018 and 2017. The required minimum ratio of collateral to advances is 120% for one-to four-family loans. Additional changes in value can be applied to one-to four-family mortgage collateral based upon characteristics such as loan-to-value ratios and FICO scores.

On November 18, 2014, Home Savings modified a $50.0 million fixed-rate term advance with the FHLB.  The modification reduced the weighted average interest rate paid on the debt from 4.20% fixed-rate to a floating rate, and extended the weighted average maturity from 2.0 years to 5.0 years. A $3.9 million prepayment penalty was incurred by Home Savings as part of the modification and has been amortizing using a level yield method over the five-year remaining term as a yield adjustment.  In December of 2018, Home Savings elected to payoff this advance and incurred a $936,000 termination charge which represented the remaining unamortized premium.  FHLB term advances are subject to prepayment penalties.

12.	SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

The following is a summary of securities sold under an agreement to repurchase and other borrowings:

	December 31,
	2018		2017
	(Dollars in thousands)
	Amount	Weighted average rate	Amount	Weighted average rate
Securities sold under agreement to repurchase	$224	0.25%	$197	0.25%

	December 31,
	2018	2017	2016
	(Dollars in thousands)
Average daily balance during the year	$217	$3,584	$523
Average interest rate during the year	0.46%	0.59%	4.00%
Maximum month end balance during the year	$261	$12,643	$535
Weighted average interest rate at year end	0.25%	0.25%	4.00%

Securities sold under agreements to repurchase are secured primarily by U.S. agency securities with a fair value of $977,000 at December 31, 2018 and $4.9 million at December 31, 2017.  These securities are held by an independent third party and are for retail customers.  These balances represent an overnight source of funding.

13.	LOSS CONTINGENCIES

United Community and Home Savings are parties to litigation arising in the normal course of business. While it is difficult to determine the ultimate resolution of these matters, management believes any resulting liability would not have a material effect upon United Community’s financial statements.

14.	INCOME TAXES

The income tax expense (benefit) consists of the following components:

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Current	$4,995	$284	$300
Deferred	3,396	9,466	7,843
Enactment of Federal Tax reform	—	1,545	—
Total	$8,391	$11,295	$8,143

Effective tax rates differ from the statutory federal income tax rate of 21% for 2018, and 35% for 2017 and 2016, due to the following:

	For the Year Ended December 31,
	2018		2017		2016
	Dollars	Rate	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate	$9,569	21.0%	$11,578	35.0%	$9,440	35.0%
Increase (decrease) due to:
Tax exempt income	(283)	(0.6)%	(553)	(1.7)%	(471)	(1.7)%
Life insurance	(364)	(0.8)%	(569)	(1.7)%	(523)	(1.9)%
Tax exempt insurance premiums	(302)	(0.7)%	(303)	(0.9)%	—	—%
Equity compensation	(57)	(0.1)%	(246)	(0.7)%	—	—%
Enactment of federal tax reform	—	(—)%	1,545	4.6%	—	—%
Disproportionate tax reversal	—	—%	—	—%	(511)	(1.9)%
Other	(172)	(0.4)%	(157)	(0.5)%	208	0.7%
Income tax provision	$8,391	18.4%	$11,295	34.1%	$8,143	30.2%

Significant components of the deferred tax assets and liabilities are as follows:

	December 31,
	2018	2017
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$4,293	$4,452
Depreciation	363	413
Other real estate owned valuation	65	85
Tax credits carryforward	—	2,193
Unrealized loss on securities available for sale	1,005	241
Unrealized loss on securities held to maturity	184	217
Interest on nonaccrual loans	425	482
Net operating loss carryforward	409	914
Purchase accounting adjustment	—	442
Accrued bonuses	840	551
Other	125	176
Deferred tax assets	7,709	10,166
Deferred tax liabilities:
Deferred loan fees	1,512	1,145
Federal Home Loan Bank stock dividends	2,749	2,787
Mortgage servicing rights	1,603	1,401
FHLB prepayment penalty	—	307
Purchase accounting adjustment	62	—
Prepaid expenses	228	306
Deferred tax liabilities	6,154	5,946
Net deferred tax asset	$1,555	$4,220

The Company’s ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the nature and amount of projected future taxable income, the scheduled reversal of deferred tax assets and liabilities, and available tax planning strategies in making this assessment. The amount of deferred taxes recognized could be impacted by changes to any of these variables.

Retained earnings at December 31, 2018 included approximately $21.1 million for which no provision for federal income taxes has been made. This amount represents the tax bad debt reserve at December 31, 1987, which is the end of United Community’s base year for purposes of calculating the bad debt deduction for tax purposes. If this portion of retained earnings is used in the future for any purpose other than to absorb bad debts, the amount used will be added to future taxable income. The unrecorded deferred tax liability on the above amount at December 31, 2018 was approximately $4.4 million. At December 31, 2018, Home Savings had approximately $5.7 million deficit in tax earnings and profits. Any distribution from Home Savings to United Community, other than current period earnings, in excess of tax earnings and profits, including any distributions made by Home Savings in direct redemption of stock from United Community, could result in recapture of proportionate amounts of these bad debt reserves and, as a result, recording of the related tax liability.

As of December 31, 2018 and December 31, 2017, United Community had no unrecognized tax benefits or accrued interest and penalties recorded. United Community does not expect the total amount of unrecognized tax benefits to significantly increase within the next twelve months. United Community will record interest and penalties as a component of income tax expense.

United Community and Home Savings are subject to U.S. federal income tax.  United Community and Home Savings are subject to tax in Ohio based upon its net worth. United Community and Home Savings also file state income tax returns in Pennsylvania, Indiana, West Virginia and Florida. United Community is no longer subject to examination by taxing authorities for years prior to 2015.

On December 22, 2017, H.R. 1, commonly known as the Tax Cuts and Jobs Act (the “Act”), was signed into law.  The Act includes several provisions that affected the Company’s federal income tax expense, including reducing the federal income tax rate to 21% effective January 1, 2018.  As a result of the rate reduction, the Company was required to re-measure, through income tax expense in the period of enactment, the deferred tax assets and liabilities using the enacted rate at which these items are expected to be recovered or settled.  The re-measurement of the Company’s net deferred tax asset resulted in additional 2017 income tax expense of $1.5 million.

United Community’s net operating loss of $1.9 million will be carried forward to use against future taxable income.  The net operating loss carryforwards begin to expire in the year ending December 31, 2029.  This tax benefit is subject to an annual limitation under Internal Revenue Code Section 382; however, United Community and Home Savings expect to utilize the full amount of the benefit.

15.	SHAREHOLDERS’ EQUITY

Dividends

United Community’s source of funds for dividends to its shareholders is earnings on its investments and dividends from Home Savings. During the year ended December 31, 2018, United Community paid total cash dividends of $0.26 per common share. While Home Savings’ primary regulator is the FDIC, the FRB has regulations that impose certain restrictions on payments of dividends to United Community as of December 31, 2018.

Home Savings must file an application with, and obtain approval from, the FRB if (i) the proposed distribution would cause total distributions for the calendar year to exceed net income for that year-to-date plus retained net income (as defined) for the preceding two years; (ii) Home Savings would not be at least adequately capitalized following the capital distribution; or (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between Home Savings and the FRB or the FDIC, or any condition imposed on Home Savings in an FRB-approved application or notice. If Home Savings is not required to file an application, it must file a notice of the proposed capital distribution with the FRB. As of December 31, 2018, Home Savings had $12.4 million in retained earnings that could be distributed based on cumulative dividends and net income over the aforementioned period. Home Savings paid a $29.6 million dividend to United Community from current period earnings during 2018.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, unrealized losses on securities transferred from available for sale to held to maturity, accretion of unrealized losses on securities transferred from available for sale to held to maturity, disproportional tax effects and changes in unrealized gains and losses on the postretirement plan. The change includes reclassification of net gains or (losses) on sales of securities of $(627,000), $566,000 and $604,000 for the years ended December 31, 2018, 2017 and 2016.

The following is a summary of accumulated other comprehensive income (loss) to net income balances:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) on Held to Maturity	Total
2018	(Dollars in thousands)
Balances at beginning of period, net of tax	$(904)	$(17,110)	$(671)	$(18,685)
Other comprehensive loss before reclassifications	(3,372)	—	—	(3,372)
Accretion of unrealized losses transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	126	126
Reclassification adjustment for losses realized in income	495	—	—	495
Net current period other comprehensive loss	(2,877)	—	126	(2,751)
Balances at end of period, net of tax	$(3,781)	$(17,110)	$(545)	$(21,436)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) on Held to Maturity	Total
2017	(Dollars in thousands)
Balances at beginning of period, net of tax	$(3,130)	$(17,110)	$(800)	$(21,040)
Transfer of losses from available for sale to held to maturity	—	—	—	—
Other comprehensive income before reclassifications	2,946	—	—	2,946
Accretion of unrealized losses transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	129	129
Reclassification adjustment for gains realized in income	(368)	—	—	(368)
Net current period other comprehensive income	2,578	—	129	2,707
Reclassification from adoption of ASU 2018-02	(352)	—	—	(352)
Balances at end of period, net of tax	$(904)	$(17,110)	$(671)	$(18,685)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Unrealized Gains (Losses) on Held to Maturity	Unrealized Gains (Losses) from Postretirement Plan	Disproportionate Tax Effect from Postretirement Plan	Total
2016	(Dollars in thousands)
Balances at beginning of period, net of tax	$(2,492)	$(17,110)	$(960)	$831	$511	$(19,220)
Transfer of losses from available for sale to held to maturity	(245)	—	—	—	—	(245)
Other comprehensive income before reclassifications	—	—	—	(831)	(511)	(1,342)
Accretion of unrealized losses transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	160	—	—	160
Reclassification adjustment for gains realized in income	(393)	—	—	—	—	(393)
Net current period other comprehensive loss	(638)	—	160	(831)	(511)	(1,820)
Balances at end of period, net of tax	$(3,130)	$(17,110)	$(800)	$—	$—	$(21,040)

As of June 30, 2014, management concluded it was more likely than not that the Company’s net deferred tax asset would be realized and accordingly determined a full deferred tax valuation allowance was no longer required. Upon reversal of the former full deferred tax valuation allowance as of June 30, 2014, certain disproportionate tax effects are retained in accumulated other comprehensive income (loss) totaling approximately a ($16.6) million loss. Almost the entire disproportionate tax effect is attributable to valuation allowance expense recorded through other comprehensive income (loss) on the tax benefit of losses sustained on the available for sale securities portfolio while the Company was in a full deferred tax valuation allowance. This valuation allowance was appropriately reversed through continuing operations at June 30, 2014, leaving the original expense in accumulated other comprehensive income (loss), where it will remain in accordance with the Company’s election of the “portfolio approach”, until such time as the Company would cease to have an available for sale security portfolio.  During 2016, with the termination and settlement of the postretirement plans, the disproportionate tax effect associated with these plans was reversed and recorded as a tax benefit.

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) to net income for the year ended December 31, 2018:

	Amount Reclassified
	From Accumulated
Details About Accumulated Other	Other Comprehensive	Affected Line Item on the Statement Where
Comprehensive Income Components	Income to Net Income	Net Income is Presented
	(Dollars in thousands)
Realized net losses on the sale of available for sale securities	$(627)	Net gains (losses) on securities available for sale
	132	Tax (expense) benefit
Total reclassification during the period	$(495)	Increase (decrease) to net income

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) to net income for the year ended December 31, 2017:

	Amount Reclassified
	From Accumulated
Details About Accumulated Other	Other Comprehensive	Affected Line Item on the Statement Where
Comprehensive Income Components	Income to Net Income	Net Income is Presented
	(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$566	Net gains (losses) on securities available for sale
	(198)	Tax (expense) benefit
Total reclassification during the period	368	Increase to net income

The following is significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the year ended December 31, 2016:

Amount Reclassified
From Accumulated
Details About Accumulated Other	Other Comprehensive	Affected Line Item on the Statement Where
Comprehensive Income Components	Income to Net Income	Net Income is Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$604	Net gains (losses) on securities available for sale
	(211)	Tax (expense) benefit
	393	Net of tax
Amortization of postretirement benefits prior service costs	1,278	Reduction of salaries & employee benefits expense
	(447)	Tax (expense) benefit
	511	Disproportionate tax benefit effect from plan settlement
	1,342	Net of tax
Total reclassification during the period	$1,735	Increase to net income

16.	REGULATORY CAPITAL MATTERS

Home Savings is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Home Savings.  The regulations require Home Savings to meet specific capital adequacy guidelines in keeping with the regulatory framework for prompt corrective action that involve quantitative measures of Home Savings’ assets, liabilities, and certain off balance sheet items as calculated under regulatory accounting practices. Home Savings’ capital classification is also subject to qualitative judgments by the regulators about components of capital, risk weightings, and other factors.

The Basel III Capital Rules establish a common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), a minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets) and assigns a risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also require unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. In connection with the adoption of the Basel III Capital Rules, Home Savings elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

The capital conservation buffer requirement is being phased in through January 1, 2019, when the full capital conservation buffer requirement will be effective. The capital conservation buffer for 2018 was 1.875% and the capital conservation buffer for 2017 was 1.25%.

Quantitative measures established by regulation for capital adequacy require Home Savings to maintain minimum ratios of Tier 1 (or Core) capital (as defined in the regulations) to average total assets (as defined) and of total risk-based capital (as defined) to risk-weighted assets (as defined).  Home Savings’ Common Equity Tier 1 capital consists of common stock and related paid-in capital, net of treasury stock, and retained earnings. Common Equity Tier 1 for Home Savings is reduced by intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Actual and regulatory required capital ratios without the capital conservation buffer for Home Savings, along with the dollar amount of capital implied by such ratios, are presented below.

	December 31, 2018
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$301,864	14.30%	$168,841	8.00%	$211,051	10.00%
Tier 1 capital (to risk-weighted assets)	281,475	13.34%	126,631	6.00%	168,841	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	281,475	13.34%	94,973	4.50%	137,183	6.50%
Tier 1 capital (to average assets)**	281,475	10.11%	111,318	4.00%	139,147	5.00%

**Tier 1 Leverage Capital Ratio

	December 31, 2017
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements For Capital		Corrective Action
	Actual		Adequacy Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$292,504	14.69%	$159,338	8.00%	$199,173	10.00%
Tier 1 capital (to risk-weighted assets)	271,353	13.62%	119,504	6.00%	159,338	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	271,353	13.62%	89,628	4.50%	129,463	6.50%
Tier 1 capital (to average assets)**	271,353	10.41%	104,308	4.00%	130,385	5.00%

**Tier 1 Leverage Capital Ratio

The components of Home Savings’ regulatory capital are as follows:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Total shareholders' equity	$281,006	$275,923
Add (deduct)
Accumulated other comprehensive loss	21,450	18,848
Intangible assets	(20,981)	(20,903)
Disallowed deferred tax assets	—	(2,515)
Disallowed capitalized mortgage loan servicing rights	—	—
Tier 1 Capital	281,475	271,353
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	20,389	21,151
Total risk-based capital	$301,864	$292,504

Management believes that as of December 31, 2018 and 2017, Home Savings meets all capital adequacy requirements to which they were subject.  As of December 31, 2018 and 2017, Home Savings was considered well capitalized. Management is not aware of any changes to this classification since that date.

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

For the year ended December 31, 2016
(Dollars in thousands)
Change in Benefit Obligation:
Benefit obligation at beginning of year	$333
Service cost	—
Net periodic benefit cost (benefit)	(1,268)
Actuarial gain	1,268
Benefits paid	(333)
Curtailment gain	—
Benefit obligation at end of the year	—
Funded status of the plan	$—

Components of net periodic benefit cost/ (benefit) were as follows:

For the year ended December 31, 2016
Service cost	$—
Interest cost	10
Expected return on plan assets	—
Net amortization of prior service cost (benefit)	(228)
Amortization of net actuarial gain	(1,050)
Curtailment gain	—
Net periodic benefit cost	(1,268)
Net (gain) loss	—
Prior service credit	—
Amortization of prior service cost and net actuarial gain	1,278
Total recognized in other comprehensive income	1,278
Total recognized in net periodic benefit cost and other comprehensive income	$10
Assumptions used in the valuations were as follows:
Weighted average discount rate	3.90%

401(k) Savings Plan

Home Savings sponsors a defined contribution 401(k) savings plan, which covers substantially all employees. Under the provisions of the plan, Home Savings’ matching contribution is discretionary and may be changed from year to year. For 2018, 2017 and 2016, Home Savings’ match was 50% of pretax contributions up to a maximum of 6%.  Participants become 100% vested in Home Savings contributions upon completion of three years of service. For the years ended 2018, 2017 and 2016, the expense related to this plan was approximately $671,000, $619,000 and $480,000, respectively.

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

There were 50,000 stock options granted in 2018 and there were no stock options granted in 2017 and 2016. The options must be exercised within 10 years from the date of grant.  Expenses related to stock option grants are included with salaries and employee benefits. All of the Company’s stock options are vested at December 31, 2018 except for the 50,000 granted in 2018 that will vest on February 21, 2019.  The Company recognized $71,000, $1,000 and $9,000, in stock option expense for the twelve months ended December 31, 2018, 2017 and 2016, respectively.

A summary of activity in the plans is as follows:

	For the year ended December 31,
	2018
	Shares	Weighted average exercise price	Aggregate intrinsic value (Dollars in thousands)
Outstanding at beginning of year	260,533	$2.55
Granted	50,000	9.66
Exercised	(87,101)	3.10
Forfeited	—	—
Outstanding at end of period	223,432	3.93	$1,131
Options exercisable at end of period	173,432	2.28	1,131

Information related to the stock options granted and exercised during each year follows:

	2018	2017	2016
Intrinsic value of options exercised	$567,000	$702,000	$883,000
Cash received from option exercises	269,000	279,000	517,000
Tax benefit realized from option exercises	92,000	120,000	82,000
Weighted average fair value of options granted	1.54	—	—

There were no options granted in 2017 and 2016.  The fair value of options granted in 2018 was determined using the following weighted-average assumptions as of the grant date:

2018
Risk-free interest rate	2.69%
Expected term (years)	5
Expected stock volatility	19.86%
Dividend yield	2.48%

Outstanding stock options have a weighted average remaining life of 3.59 years and may be exercised in the range of $1.20 to $9.14.

Stock-based Compensation: Restricted Stock Awards

The 2015 and 2007 Plans permit the issuance of restricted stock awards to employees and nonemployee directors. Nonvested shares at December 31, 2018 aggregated 210,713, of which 132,532 will vest in 2019, 23,107 will vest in 2020 and 55,074 will vest in 2021.  Expense related to restricted stock awards are charged to salaries and employee benefits and are recognized over the vesting period of the awards based on the market value of the shares at the grant date. The Company recognized approximately $792,000, $951,000 and $970,000 in restricted stock award expenses, including expenses for shares issued under the annual incentive plan, for the twelve months ended December 31, 2018, 2017 and 2016, respectively. The Company expects to recognize additional expenses of approximately $536,000 in 2019, $305,000 in 2020, and $152,000 in 2021.

A summary of changes in the Company’s nonvested restricted shares for the year is as follows:

	Shares	Weighted average exercise price
Nonvested shares at January 1, 2018	277,035	$6.73
Granted	90,083	10.13
Vested	(135,305)	6.48
Forfeited	(21,100)	8.58
Nonvested shares at December 31, 2018	210,713	8.15

The total average per share fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $9.63, $8.61 and $5.97, respectively.

Annual Incentive Plan

The Annual Incentive Plan (“AIP”) provides incentive compensation awards to certain officers of the Company. The incentive awards are based upon the actual performance of the Company, and personal performance for the twelve months ending December 31, 2018 compared to the actual performance of a peer group and plan during the same twelve month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the AIP are calculated, they are paid either in cash or 80% cash and 20% restricted stock, depending on the participant. The restricted stock granted vests equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $369,000, $315,000 and $356,000 in expense for the restricted stock portion of the AIP and $1.6 million, $1.7 million and $1.3 million for the cash portion of the AIP for the twelve months ended December 31, 2018, 2017 and 2016, respectively.   Restricted stock expenses for the AIP are included in the total restricted stock expenses discussed above.

Long-Term Incentive Plan

The Long-Term Incentive Plan (“LTIP”) provides a long-term incentive compensation opportunity to certain executive officers. Each participant in the LTIP will be granted a target number of Performance Share Units (“PSUs”).  Target PSUs are determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year is from January 1, year 1 through December 31, year 3.   The Company incurred $705,000, $230,000 and $693,000 in expense for the LTIP for the twelve months ended December 31, 2018, 2017 and 2016, respectively.  The increase in expense for 2018 and 2016 was driven by the rise in United Community’s share price during the performance period.

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

United Community uses the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Trading securities: The fair values of trading securities are determined by obtaining quoted prices from a counterparty who makes a market in the securities and materially agrees to an observable price based upon our sale in December 2018 (Level 1 inputs).

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

Purchased and written certificate of deposit option: Home Savings periodically enters into written and purchased option derivative instruments to facilitate the Power CD. The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheets. Home Savings uses an independent third party that performs a market valuation analysis for purchased and written certificate of deposit options. (Level 2)

Interest rate swaps: Home Savings periodically enters into interest rate swap agreements with its commercial customers who desire a fixed rate loan term that is longer than Home Savings is willing to extend.  Home Savings then enters into a reciprocal swap agreement with a 3rd party that offsets the interest rate risk from the interest rate swap extended to the customer.  The interest rate swaps are derivative instruments which are carried at fair value on the consolidated balance sheets. Home Savings uses an independent third party that performs a market valuation analysis for both swap positions. (Level 2)

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2018 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Trading securities	$364	$364	$—	$—
Available for sale securities
US Treasury and agency securities	95,581	—	95,581	$—
States and municipalities	47,746	—	47,746	—
Corporate debt securities	2,004	—	2,004	—
Collateralized mortgage obligations	22,108	—	22,108	—
Mortgage-backed securities	74,204	—	74,204	—
Loans held for sale, at fair value	91,472	—	11,221	80,251
Purchased certificate of deposit option	261	—	261	—
Interest rate swaps	56	—	56	—
Liabilities
Written certificate of deposit option	261	—	261	—
Interest rate swaps	62	—	62	—

		Fair Value Measurements at December 31, 2017 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Available for sale securities
US Treasury and agency securities	$123,817	$—	$123,817	$—
States and municipalities	59,623	—	59,623	—
Mortgage-backed securities	87,121	—	87,121	—
Loans held for sale, at fair value	83,541	—	18,525	65,016
Purchased certificate of deposit option	809	—	809	—
Liabilities
Written certificate of deposit option	809	—	809	—

There were no transfers between Level 1 and Level 2 during 2018 and 2017.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018 and 2017, in thousands:

	Construction loans held for sale
	Twelve months ended	Twelve months ended
	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$65,016	$53,761
Total gains (losses) for the period
Included in change in fair value of loans held for sale	256	3,893
Originations	123,814	108,617
Sales	(108,835)	(101,255)
Balance of recurring Level 3 assets at end of period	$80,251	$65,016

There were no transfers between Level 2 and Level 3 during 2018 or 2017.

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2018:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Construction loans held for sale	$80,251	Comparable sales	Time discount using the 60 day forward contract	0.00%-1.05%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2017:

	Fair Value	Valuation Technique	Unobservable Inputs	Range
	(Dollars in thousands)
Construction loans held for sale	$65,016	Comparable sales	Time discount using the 60 day forward contract	0.00%-1.96%

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

		Fair Value Measurements at December 31, 2018 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans
Commercial loans
Secured	419	—	—	419
Residential loans
One-to four-family residential	540	—	—	540
Consumer loans
Auto	8	—	—	8
Mortgage servicing rights	2,990	—	2,990	—
Other real estate owned, net
Commercial loans
Construction loans	181	—	—	181
Residential loans
One-to four-family residential	121	—	—	121

		Fair Value Measurements at December 31, 2017 Using:
		Quoted		Significant
		Prices in		Unobservable
		Active	Significant	Inputs
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
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

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $967,000 at December 31, 2018, that includes a specific valuation allowance of $69,000. This resulted in an increase of the provision for loan losses of $311,000 during the twelve months ended December 31, 2018. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $1.7 million at December 31, 2017, that includes a specific valuation allowance of $491,000. This resulted in an increase of the provision for loan losses of $938,000 during the twelve months ended December 31, 2017.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying value versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At December 31, 2018, mortgage servicing rights that were carried at fair value were $3.0 million, resulting in additional expense of $61,000 for the year ended December 31, 2018. At December 31, 2017, mortgage servicing rights that were carried at fair value were $382,000, resulting in additional expense of $9,000 for the year ended December 31, 2017.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments. The value reflects the characteristics of the underlying loans discounted at a market multiple.

At December 31, 2018, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs and had a net carrying amount of $302,000 that includes a valuation allowance of $308,000. This resulted in additional expenses of $109,000 during the twelve months ended December 31, 2018. At December 31, 2017, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs had a net carrying amount of $436,000, with a valuation allowance of $403,000. This resulted in additional expenses of $37,000 during the twelve months ended December 31, 2017.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
	(Dollars in thousands)
Impaired loans
Commercial loans
Secured	419	Sales comparison approach	Adjustment for differences between comparable sales	0.00-64.00% (16.00%)
Residential loans
One-to four-family residential	540	Sales comparison approach	Adjustment for differences between comparable sales	0.00-10.77% (4.27%)
Other real estate owned, net
Commercial loans
Construction loans	181	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-52.90% (52.41%)
Residential loans
One-to four-family residential	121	Sales comparison approach	Adjustment for differences between comparable sales	0.00-13.43% (13.43%)

Auto and recreational vehicle loans were excluded from the table above as their value is considered immaterial.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Average)
	(Dollars in thousands)
Impaired loans
Commercial loans
Multifamily	$247	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Nonresidential	2	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Secured	40	Sales comparison approach	Adjustment for differences between comparable sales	0.00-64.00% (16.00%)
Residential loans
One-to four-family residential	1,010	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Home Equity	89	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Other real estate owned, net
Commercial loans
Construction loans	354	Sales comparison approach	Adjustment for differences between comparable sales	0.00-52.90% (52.41%)
Residential loans
One-to four-family residential	82	Sales comparison approach	Adjustment for differences between comparable sales	0.00-13.43% (13.43%)

The Company has elected the fair value option for all conventional residential one-to four-family loans originated after January 1, 2016 and all permanent construction loans held for sale an originated after January 1, 2015.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 days or more past due nor on nonaccrual as of December 31, 2018 and 2017.

As of December 31, 2018 and 2017, the aggregate fair value, contractual balance and gain or loss was as follows:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)	(Dollars in thousands)
Aggregate fair value	$91,472	$83,541
Contractual balance	87,731	79,898
Gain (loss)	3,741	3,643

The total amount of gains (losses) from changes in fair value included in earnings for the years ended December 31, 2018, 2017 and 2016 were $98,000, $3.9 million, and $(1.8) million, respectively.

The carrying value and estimated fair values of financial instruments at December 31, 2018 and December 31, 2017, were as follows:

		Fair Value Measurements at December 31, 2018 Using:
	December 31,
	2018
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$60,985	$60,985	$—	$—
Trading securities	364	364	—	—
Available for sale securities	241,643	—	241,643	—
Held to maturity securities	77,491	—	71,206	3,869
Loans held for sale at fair value	91,472	—	11,221	80,251
Loans, net	2,176,842	—	—	2,138,319
FHLB stock	19,144	n/a	n/a	n/a
Accrued interest receivable	9,080	—	1,938	7,142
Purchased certificate of deposit option	261	—	261	—
Interest rate swaps	56	—	56	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,305,439)	(1,305,439)	—	—
Certificates of deposit	(907,781)	—	(904,198)	—
FHLB advances	(243,000)	—	(243,000)	—
Repurchase agreements and other	(224)	—	(213)	—
Advance payments by borrowers for taxes and insurance	(27,192)	(27,192)	—	—
Accrued interest payable	(1,279)	—	(1,279)	—
Written certificate of deposit option	(261)	—	(261)	—
Interest rate swaps	(62)	—	(62)	—

		Fair Value Measurements at December 31, 2017 Using:
	December 31,
	2017
	Carrying
	Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$46,880	$46,880	$—	$—
Available for sale securities	270,561	—	270,561	—
Held to maturity securities	82,911	—	82,126	—
Loans held for sale at lower of cost or market	211	—	217	—
Loans held for sale at fair value	83,541	—	18,525	65,016
Loans, net	1,999,877	—	—	1,990,289
FHLB stock	19,324	n/a	n/a	n/a
Accrued interest receivable	8,190	—	2,244	5,946
Purchased certificate of deposit option	809	—	809	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,251,398)	(1,251,398)	—	—
Certificates of deposit	(705,341)	—	(705,238)	—
FHLB advances	(356,536)	—	(356,521)	—
Repurchase agreements and other	(197)	—	(190)	—
Advance payments by borrowers for taxes and insurance	(25,038)	(25,038)	—	—
Accrued interest payable	(1,097)	—	(1,097)	—
Written certificate of deposit option	(809)	—	(809)	—

19.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below:

	For the Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest on deposits and borrowings	$22,445	$12,205	$8,336
Income taxes	2,500	1,725	475
Supplemental schedule of noncash activities:
Accretion of securities held to maturity	159	195	247
Transfers from premises and equipment to other assets, held for sale	—	1,720	—
Transfers from loans to real estate owned	1,312	996	971
Transfers from loans to loans held for sale	—	—	27,921
Transfers from loans to other assets	—	—	6,384
Issuance of common stock-James & Sons acquisition	—	—	1,547
Issuance of common stock-Ohio Legacy Corp. acquisition	—	25,816	—
Net assets acquired from Ohio Legacy Corp., excluding cash and cash equivalents	—	1,247	—

20.	DERIVATIVES

The Company periodically enters into written and purchased option derivative instruments to facilitate an equity linked time deposit product (the Power CD). The Power CD is a time deposit that provides the purchaser a guaranteed return of principal at maturity plus a potential equity return (a written option), while Home Savings receives a known stream of funds based on the equity return (a purchased option). The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated statements of financial condition.

Summary information about purchased and written options is as follows:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Notional amount of purchased/written option	$13,024	$13,405
Weighted average maturity	1.6 years	2.6 years
Fair value of purchased/written option	$261	$809

Purchased and written options are mirror derivative instruments and as such the changes in fair value are recorded through noninterest income, and offset each other. These options decreased in value $548,000 in 2018 and decreased in value by $79,000 in 2017.

The following table reflects the fair value and location in the consolidated statement of financial condition of interest rate caps, along with purchased and written certificates of deposit options:

Included in other assets:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Purchased certificate of deposit option	$261	$809

Included in other liabilities:

	December 31, 2018	December 31, 2017
	(Dollars in thousands)
Freestanding derivative liabilities not designated as hedges:
Written certificate of deposit option	$261	$809

The Company is subject to counterparty risk. Counterparty risk is the risk to the Company that the counterparty will not live up to its contractual obligations. The ability of the Company to realize the benefit of the derivative contracts is dependent on the creditworthiness of the counterparty, which the Company expects will perform in accordance with the terms of the contracts.

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers, which was established in 2018. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan.  The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution.  The Company had interest rate swaps associated with commercial loans with a notional value of $1.2 million and fair value of $56,000 in other assets and $62,000 in other liabilities at December 31, 2018.  The difference in fair value of $6,000 between the asset and liability accounts represents a credit valuation adjustment that flows through noninterest income in 2018.  There were no interest rate swaps outstanding at December 31, 2017.  These interest rate swaps did not have a material impact on the Company’s statements of operation or financial condition

21.	PARENT COMPANY FINANCIAL STATEMENTS

Condensed Statements of Financial Condition

	December 31,
	2018	2017
	(Dollars in thousands)
Assets
Cash and deposits with banks	$13,420	$4,974
Total cash and cash equivalents	13,420	4,974
Investment in subsidiary-Home Savings	281,006	276,494
Investment in subsidiary-HSB Capital LLC	5,428	5,095
Investment in subsidiary-HSB Insurance LLC	2,867	2,463
Investment in subsidiary-HSB Insurance Inc.	2,791	1,316
Other assets	4,139	3,935
Total assets	$309,651	$294,277
Liabilities and Shareholders’ Equity
Accrued expenses and other liabilities	$317	$12
Total liabilities	317	12
Total shareholders’ equity	309,334	294,265
Total liabilities and shareholders’ equity	$309,651	$294,277

Condensed Statements of Income and Comprehensive Income

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Income
Interest income	$—	$—	$—
Non-interest income	—	—	—
Total income	—	—	—
Expenses
Interest expenses	—	1	—
Non-interest expenses	874	1,046	1,658
Total expenses	874	1,047	1,658
Loss before income taxes	(874)	(1,047)	(1,658)
Income tax benefit	(185)	(353)	(481)
Income before equity in undistributed net earnings of subsidiaries	(689)	(694)	(1,177)
Earnings distributed by subsidiaries	29,600	15,000	23,500
Undistributed earnings (loss) of subsidiaries	8,267	7,479	(3,495)
Net income	$37,178	$21,785	$18,828
Comprehensive income	$34,427	$24,492	$17,008

Condensed Statements of Cash Flows

	Year ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$37,178	$21,785	$18,828
Adjustments to reconcile net income to net cash provided by operating activities:
(Increase) decrease in undistributed earnings of the subsidiaries	(8,267)	(7,479)	3,495
Decrease (increase) in deferred tax assets	(102)	682	(481)
(Increase) decrease in other assets	(103)	(5,666)	16
Increase (decrease) in other liabilities	305	(642)	154
Net cash from operating activities	29,011	8,680	22,012
Cash Flows from Investing Activities
Net cash disbursed in the acquisition of Ohio Legacy Corp.	—	(20,379)	—
Equity investment in HSB Insurance, Inc.	—	(450)	—
Equity investment in HSB Capital, LLC	—	(2,000)	(3,000)
Net cash from investing activities	—	(22,829)	(3,000)
Cash Flows from Financing Activities
Issuance of common stock, Long-term Incentive Plan	—	597	—
Purchase of treasury stock	(7,866)	(717)	(9,596)
Dividends paid	(12,968)	(6,960)	(5,172)
Proceeds from the exercise of stock options	269	279	517
Net cash from financing activities	(20,565)	(6,801)	(14,251)
Change in cash and cash equivalents	8,446	(20,950)	4,761
Cash and cash equivalents, beginning of year	4,974	25,924	21,163
Cash and cash equivalents, end of year	$13,420	$4,974	$25,924

22.	SEGMENT INFORMATION

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

Earnings per share are computed by dividing net income by the weighted average number of shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares determined for the basic computation plus the dilutive effect of potential common shares that could be issued under outstanding stock options and performance share units.  Stock options for 50,000 shares were anti-dilutive for the year ended December 31, 2018.  There were no stock options that were anti-dilutive for the years ended December 31, 2017 and 2016, respectively.

	Twelve months ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income per consolidated statements of income	$37,178	$21,785	$18,828
Net income allocated to participating securities	(182)	(136)	(121)
Net income allocated to common stock	$36,996	$21,649	$18,707
Basic earnings per common share computation:
Distributed earnings allocated to common stock	$12,912	$6,919	$5,140
Undistributed earnings allocated to common stock	24,084	14,730	13,567
Net earnings allocated to common stock	$36,996	$21,649	$18,707
Weighted average common shares outstanding, including shares considered participating securities	49,835	49,459	46,967
Less: Average participating securities	(244)	(309)	(301)
Weighted average shares	49,591	49,150	46,666
Basic earnings per common share	$0.75	$0.44	$0.40
Diluted earnings per common share computation:
Net earnings allocated to common stock	$36,996	$21,649	$18,707
Weighted average common shares outstanding for basic earnings per common share	49,591	49,150	46,666
Add: Dilutive potential common shares	259	342	371
Weighted average shares and dilutive potential common shares	49,850	49,492	47,037
Diluted earnings per common share	$0.74	$0.44	$0.40

24.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table presents summarized quarterly data for each of the years indicated.

	Unaudited
	First	Second	Third	Fourth
2018:	Quarter	Quarter	Quarter	Quarter		Total
	(Dollars in thousands, except per share data)
Interest income	$26,050	$26,661	$27,690	$30,171	(1)	$110,572
Interest expense	4,517	5,366	6,067	6,677		22,627
Net interest income	21,533	21,295	21,623	23,494		87,945
Provision for loan losses	407	(138)	251	179		699
Net interest income after provision for loan losses	21,126	21,433	21,372	23,315		87,246
Non-interest income	5,819	5,852	6,146	5,585	(2)	23,402
Non-interest expenses	16,600	15,530	15,772	17,177	(3)	65,079
Income before taxes	10,345	11,755	11,746	11,723		45,569
Income tax expense	1,789	2,214	2,217	2,171		8,391
Net income	$8,556	$9,541	$9,529	$9,552		$37,178
Earnings per share:
Basic earnings	$0.17	$0.19	$0.19	$0.19		$0.75
Diluted earnings	0.17	0.19	0.19	0.19		0.74

1.	The fourth quarter of 2018 includes the resolution of a purchased credit impaired loan that added approximately $1.3 million to interest income in the fourth quarter.

2.

During the fourth quarter of 2018, the Company restructured approximately $26 million of available for sale investment securities with increased yields.  Offsetting this loss, was the sale of 50% of the Company’s VISA Class B shares and the movement of the remaining shares to a trading account which resulted in a gain of $669,000.  The net of these two transactions was a loss of $192,000.

3.	Noninterest expense for the fourth quarter includes $936,000 in termination costs related to a previously restructured FHLB advance.

	Unaudited
	First		Second	Third	Fourth
2017:	Quarter		Quarter	Quarter	Quarter		Total
	(Dollars in thousands, except per share data)
Interest income	$21,060		$23,553	$24,048	$24,849		$93,510
Interest expense	2,584		3,059	3,545	3,969		13,157
Net interest income	18,476		20,494	20,503	20,880		80,353
Provision for loan losses	1,475		842	721	1,215		4,253
Net interest income after provision for loan losses	17,001		19,652	19,782	19,665		76,100
Non-interest income	5,384		7,090	6,305	6,460		25,239
Non-interest expenses	20,290	(1)	15,176	15,464	17,329	(1)	68,259
Income before taxes	2,095		11,566	10,623	8,796		33,080
Income tax expense (benefit)	557		3,377	3,067	4,294		11,295
Net income	$1,538		$8,189	$7,556	$4,502		$21,785
Earnings per share:
Basic earnings	$0.03		$0.16	$0.15	$0.09		$0.44
Diluted earnings	0.03		0.16	0.15	0.09		0.44

1.	Non-interest expense was higher for the first quarter of 2017 as a result of the recognition of $5.0 million associated with the Ohio Legacy acquisition.
2.

During the fourth quarter 2017, the Company recognized a $2.3 million other asset impairment charge. In 2003, Home Savings entered into two development loans on which the borrower subsequently filed bankruptcy, and a Court appointed receiver liquidated the collateral.  The proceeds from the sale of the collateral have remained in escrow with the Court since 2007 as a number of competing claims were made against the proceeds.  In 2011, a lower court affirmed Home Savings' priority position in the proceeds, and its lien validity was affirmed by the same Court in 2016.  However, in December 2017, an Appellate Court ruled that a portion of the proceeds should be awarded to another claimant.  The $2.3 million charge reflects the Appellate court ruling.  It is the Company’s intent to continue to pursue a full recovery

3.	Includes $1.5 million in additional tax expense due to the remeasurement of net deferred tax assets as part of the Tax Cuts and Job Act.

25.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects.  At December 31, 2018, and 2017, the balance of the investment for qualified affordable housing projects was $9.0 million and $6.0 million, respectively.  These balances are reflected in other assets on the consolidated balance sheet.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $6.5 million and $5.3 million at December 31, 2018, and 2017, respectively.  The Company expects to fulfill these commitments during the next few years.

During the years ended December 31, 2018 and 2017 the Company recognized amortization expense of $444,000 and $156,000 which was included within income tax expense on the consolidated statements of income and the Company recognized $21,000 in amortization expense for the year ended December 31, 2016.

Additionally, during the years ended December 31, 2018, 2017, and 2016, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $500,000, $191,000, and $26,000, respectively.  During the years ending December 31, 2018, 2017, and 2016, the Company incurred no impairment losses.

26.	REVENUE RECOGNITION

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

Report of Independent Registered Public Accounting Firm

Shareholders and the Board of Directors of United Community Financial Corp.

Youngstown, Ohio

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated statements of financial condition of United Community Financial Corp. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2018 and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

/s/ Crowe LLP
Crowe LLP We have served as the Company’s auditor since 2001.
Cleveland, Ohio
March 13, 2019

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of United Community’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control-Integrated Framework. Based on our assessment and those criteria, management concluded that United Community maintained effective internal control over financial reporting as of December 31, 2018.

United Community’s independent registered public accounting firm has issued its report on the effectiveness of United Community’s internal control over financial reporting as of December 31, 2018, as stated in their report dated March 13, 2019.

/s/ Gary M. Small	/s/ Timothy W. Esson
Gary M. Small, Chief Executive Officer	Timothy W. Esson, Chief Financial Officer
March 13, 2019	March 13, 2019

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2018, United Community’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of United Community’s disclosure controls and procedures, as defined in Rule 13a-15 under the Exchange Act. Based on this evaluation, United Community’s Chief Executive Officer and Chief Financial Officer concluded that United Community’s disclosure controls and procedures as of December 31, 2018 were effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information relating to United Community’s directors, nominees for directorship, executive officers and board committees is provided in, and incorporated by reference from, the proxy statement for the 2019 Annual Meeting of Shareholders of United Community (Proxy Statement) to be filed with the SEC on or about March 22, 2019, under the heading “EXECUTIVE OFFICERS” and under the captions “Nominees for Director,” “Continuing Directors” and “Board Committees” following the heading “PROPOSAL 1 – ELECTION OF DIRECTORS.” Information regarding compliance with Section 16(a) of the Securities Act of 1934 is provided in the Proxy Statement under the heading “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and is incorporated herein by reference. United Community has adopted a code of ethics applicable to all directors, officers and employees of United Community, a copy of which is available under the tab “Corporate Information – Corporate Governance” on our investor relations web page at http://ir.ucfconline.com/govdocs. There have been no material changes to the procedures by which shareholders may recommend nominees to the board of directors.

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

The following table shows, as of December 31, 2018, the number of common shares issuable upon the exercise of outstanding stock options, the weighted average exercise price of those stock options, the number of common shares issued under restricted stock grants, the weighted average share price of those grants and the number of common shares remaining for future issuance under the 2007 Plan, excluding shares issuable upon exercise of outstanding stock options.

Equity Compensation Plan Information

	(a)	(b)	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted- average exercise price of outstanding options	Number of securities to be issued upon vesting of restricted stock awards	Weighted- average grant price of restricted stock awards	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	223,432	$3.93	210,713	$8.15	508,758

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information contained in the Proxy Statement under the captions “Director Independence,” “Board Committee” and “Related Person Transactions” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information relating to audit fees and pre-approval of services provided by United Community’s principal accountant in the Proxy Statement under the captions “Audit Fees” and “Audit and Non-Audit Pre-Approval Policy” following the heading “PROPOSAL 4 – RATIFICATION OF THE SELECTION OF OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
a)	Exhibits
(1)	The financial statements filed as part of this Annual Report on Form 10-K are listed below:
1.	Consolidated Statements of Financial Condition as of December 31, 2017 and 2018.
2.	Consolidated Statements of Operations and Comprehensive Income (Loss) for 2016, 2017, and 2018.
3.	Consolidated Statements of Shareholders’ Equity as of December 31, 2016, 2017, and 2018.
4.	Consolidated Statements of Cash Flows for 2016, 2017, and 2018.
5.	Notes to Consolidated Financial Statements.
6.	Report of Independent Registered Public Accounting Firm, dated March 13, 2019.
7.	Management’s Report on Internal Control over Financial Reporting.
(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

(3)	Exhibit Number	Description

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

10.19

Employment Agreement, dated February 20, 2018, among United Community Financial Corp., Home Savings Bank and Gary M. Small (incorporated by reference to the Form 8-K filed by United Community on February 26, 2018 via Edgar, film number 18641066, Exhibit 10.1)

10.20

Severance and Change in Control Agreement among United Community Financial Corp., Home Savings Bank and Zahid Afzal (incorporated by reference to the Form 8-K filed by United Community on February 26, 2018 via Edgar, film number 18641066, Exhibit 10.2)

11	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 23 to the Consolidated Financial Statements under Item 8 herein)

21	Subsidiaries of Registrant **

23	Crowe LLP Consent **

31.1	Section 302 Certification by Chief Executive Officer **

31.2	Section 302 Certification by Chief Financial Officer **

32	Certification of Financial Statements by Chief Executive Officer and Chief Financial Officer **

101	The following materials from the Company's Annual Report on Form 10-K for the year ended
December 31, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) the
Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations
and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders'
Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Audited
Consolidated Financial Statements

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
Date: March 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard J. Schiraldi	/s/ Gary M. Small
Richard J. Schiraldi	Gary M. Small
Chairman of the Board and Director	Chief Executive Officer, Principal Executive Officer and Director
Date: March 13, 2019	Date: March 13, 2019

/s/ Timothy W. Esson	/s/ Marty E. Adams
Timothy W. Esson	Marty E. Adams
Chief Financial Officer and Principal Financial Officer	Director
Date: March 13, 2019	Date: March 13, 2019

/s/ Louis M. Altman	/s/ Patrick W. Bevack
Louis M. Altman	Patrick W. Bevack
Director	Director
Date: March 13, 2019	Date: March 13, 2019

/s/ Lee Burdman	/s/ Scott N. Crewson
Lee Burdman	Scott N. Crewson
Director	Director
Date: March 13, 2019	Date: March 13, 2019

/s/ Scott D. Hunter	/s/ Ellen Tressel
Scott D. Hunter	Ellen Tressel
Director	Director
Date: March 13, 2019	Date: March 13, 2019