Form 10-Q
period 2019-03-31
UNITED COMMUNITY FINANCIAL CORP
filed 2019-05-09
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, no par value	UCFC	Nasdaq Global Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,794,553 common shares as of April 30, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$41,920	$34,380
Federal funds sold	35,277	26,605
Total cash and cash equivalents	77,197	60,985
Securities:
Trading	666	364
Available for sale	237,421	241,643
Held to maturity, (fair value of $74,748 and $75,075, respectively)	75,760	77,491
Loans held for sale, at fair value	77,676	91,472
Gross loans	2,235,995	2,197,285
Allowance for loan losses	(20,446)	(20,443)
Loans, net	2,215,549	2,176,842
Federal Home Loan Bank stock, at cost	16,702	19,144
Premises and equipment, net	22,012	21,930
Accrued interest receivable	8,873	9,080
Real estate owned and other repossessed assets, net	1,180	1,088
Goodwill	20,221	20,221
Customer list intangible	2,169	2,214
Core deposit intangible	1,521	1,603
Cash surrender value of life insurance	64,606	64,220
Other assets	30,488	23,060
Total assets	$2,852,041	$2,811,357
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$404,644	$394,208
Interest bearing
Customer deposits	1,623,653	1,528,057
Brokered deposits	261,506	290,955
Total interest bearing deposits	1,885,159	1,819,012
Total deposits	2,289,803	2,213,220
Borrowed funds:
Short-term Federal Home Loan Bank advances	204,000	243,000
Repurchase agreements and other	254	224
Total borrowed funds	204,254	243,224
Advance payments by borrowers for taxes and insurance	19,542	27,192
Accrued interest payable	1,492	1,279
Accrued expenses and other liabilities	22,241	17,108
Total liabilities	2,537,332	2,502,023
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 48,852,688 and 49,128,875 shares, respectively, outstanding	177,410	177,492
Retained earnings	197,286	192,062
Accumulated other comprehensive income (loss)	(18,416)	(21,436)
Treasury stock, at cost, 5,286,222 and 5,010,035 shares, respectively	(41,571)	(38,784)
Total shareholders’ equity	314,709	309,334
Total liabilities and shareholders’ equity	$2,852,041	$2,811,357

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Interest income
Loans	$25,856	$22,759
Loans held for sale	1,007	858
Securities available for sale, nontaxable	307	388
Securities available for sale, taxable	1,263	1,215
Securities held to maturity, nontaxable	75	51
Securities held to maturity, taxable	379	422
Federal Home Loan Bank stock dividends	290	280
Other interest earning assets	224	77
Total interest income	29,401	26,050
Interest expense
Deposits	6,574	3,097
Federal Home Loan Bank advances	641	1,420
Total interest expense	7,215	4,517
Net interest income	22,186	21,533
Provision for loan losses	61	407
Net interest income after provision for loan losses	22,125	21,126
Non-interest income
Insurance agency income	701	577
Brokerage income	370	272
Deposit related fees	1,341	1,300
Mortgage servicing fees	873	812
Mortgage servicing rights valuation	(499)	9
Mortgage servicing rights amortization	(446)	(500)
Other service fees	38	38
Net Gains (losses):
Trading securities, including change in fair value	64	—
Securities available for sale (includes $144 and $139, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	144	139
Mortgage banking income	1,676	1,358
Real estate owned and other repossessed assets, net	(31)	(78)
Debit/credit card fees	934	949
Trust fees	465	469
Increase in cash surrender value of life insurance	385	434
Other income	58	40
Total non-interest income	6,073	5,819
Non-interest expense
Salaries and employee benefits	10,575	9,998
Occupancy	1,046	1,100
Equipment and data processing	2,292	2,154
Financial institutions tax	509	496
Advertising	390	235
Amortization of intangible assets	127	113
FDIC insurance premiums	331	290
Other insurance premiums	76	109
Legal and consulting fees	60	299
Other professional fees	587	391
Supervisory fees	34	42
Real estate owned and other repossessed asset expenses	39	36
Other expenses	1,608	1,337
Total non-interest expenses	17,674	16,600
Income before income taxes	10,524	10,345
Income tax expense (includes $30 and $29 income tax expense from reclassification items)	1,868	1,789
Net income	$8,656	$8,556

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Net income	$8,656	$8,556
Other comprehensive (loss) income
Unrealized gain (loss) on securities, available for sale, net of reclassifications and tax of $794 and $1,068, respectively	2,996	(4,020)
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $7 and $8, respectively	24	30
Total other comprehensive income (loss)	3,020	(3,990)
Comprehensive income	$11,676	$4,566
Earnings per share
Basic	$0.18	$0.17
Diluted	0.18	0.17

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2019	49,128,875	$177,492	$192,062	$(21,436)	$(38,784)	$309,334
Net income			8,656			8,656
Other comprehensive income				3,020		3,020
Stock option exercises	33,000	(187)			257	70
Stock option expense		6			—	6
Restricted stock grants	18,969	(148)			148	—
Restricted stock forfeitures	(834)	6			(6)	—
Restricted stock expense		143				143
Vesting of Long-term Incentive Plan	54,463	98			425	523
Cash dividend payments ($0.07 per share)			(3,432)			(3,432)
Treasury stock purchases	(381,785)				(3,611)	(3,611)
Balance March 31, 2019	48,852,688	$177,410	$197,286	$(18,416)	$(41,571)	$314,709

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2018	49,800,126	$177,458	$167,852	$(18,685)	$(32,360)	$294,265
Net income			8,556			8,556
Other comprehensive loss				(3,990)		(3,990)
Stock option exercises	68,801	(284)			513	229
Stock option expense		13				13
Restricted stock grants	27,702	(207)			207	—
Restricted stock forfeitures	(807)					—
Restricted stock expense		248			(6)	242
Vesting of Long-term Incentive Plan	36,871	69			275	344
Cash dividend payments ($0.06 per share)			(2,989)			(2,989)
Treasury stock purchases	(50,202)				(475)	(475)
Balance March 31, 2018	49,882,491	$177,297	$173,419	$(22,675)	$(31,846)	$296,195

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended March 31,
	2019	2018
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$8,656	$8,556
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	61	407
Mortgage banking income	(597)	(3,840)
Changes in fair value on loans held for sale	(1,079)	2,482
Net losses on real estate owned and other repossessed assets sold	31	78
Net gain on available for sale securities sold	(144)	(139)
Net gain on trading securities sold and change in fair value	(64)	—
Amortization of premiums and accretion of discounts	1,436	1,251
Depreciation and amortization	737	681
Net change in interest receivable	207	575
Net change in interest payable	213	266
Net change in prepaid and other assets	(8,371)	1
Net change in other liabilities	5,978	(1,926)
Stock based compensation	149	255
Net principal disbursed on loans originated for sale	(62,434)	(68,826)
Proceeds from sale of loans held for sale	77,122	73,983
Cash used in payment of operating leases	(321)	—
Net change in right of use asset	(282)	—
Net change in deferred tax assets	259	2,004
Net change in cash surrender value of life insurance	(385)	(434)
Net cash from operating activities	21,172	15,374
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	1,964	2,587
Proceeds from the principal repayments and maturities of securities held to maturity	1,655	2,133
Proceeds from the sale of securities available for sale	17,145	4,661
Proceeds from the sale of real estate owned and other repossessed assets	397	172
Proceeds from the sale of loans held for investment	650	—
Proceeds from redemption of FHLB stock	2,442	—
Purchases of trading securities	(238)	—
Purchases of available for sale securities	(11,321)	—
Purchases of premises and equipment	(810)	(374)
Principal disbursed on loans, net of repayments	(25,586)	(53,773)
Loans purchased	(14,286)	(8,465)
Net cash from investing activities	(27,988)	(53,059)
Cash Flows from Financing Activities
Net change in checking, savings and money market accounts	92,683	58,111
Net change in certificates of deposit	(16,062)	52,228
Net change in advance payments by borrowers for taxes and insurance	(7,650)	(6,594)
Net change in short-term FHLB advances	(39,000)	(63,000)
Net change in repurchase agreements and other borrowed funds	30	36
Proceeds from the exercise of stock options	70	229
Dividends paid	(3,432)	(2,989)
Purchase of treasury stock	(3,611)	(475)
Net cash from financing activities	23,028	37,546
Change in cash and cash equivalents	16,212	(139)
Cash and cash equivalents, beginning of period	60,985	46,880
Cash and cash equivalents, end of period	$77,197	$46,741

See Notes to Consolidated Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	BASIS OF PRESENTATION

United Community Financial Corp. (United Community or the Company) was incorporated in the State of Ohio in February 1998 for the purpose of owning all of the outstanding capital stock of The Home Savings and Loan Company of Youngstown, Ohio (Home Savings and Loan) issued upon the conversion of Home Savings and Loan from a mutual savings association to a permanent capital stock savings association (Conversion). Upon consummation of the Conversion on July 8, 1998, United Community became the unitary thrift holding company for Home Savings and Loan.  Immediately following United Community’s acquisition of Ohio Legacy Corp. (OLCB) on January 31, 2017, Home Savings and Loan was merged into Premier Bank & Trust, OLCB’s wholly-owned, state-chartered bank subsidiary (PB&T), and the surviving bank changed its name to Home Savings Bank.  In connection with OLCB acquisition, United Community became a financial holding company, and Home Savings Bank, its wholly-owned bank subsidiary following the merger (Home Savings or the Bank), is now an Ohio bank.

Home Savings conducts its business from its main office located in Youngstown, Ohio, 33 retail banking offices (32 in Ohio and one in Pennsylvania).  Home Savings also has residential mortgage loan centers servicing Ohio, West Virginia, western Pennsylvania, northern Kentucky, and eastern Indiana.

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

The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The ASU amends existing guidance that requires lessees recognize the following for all leases (with the exception of short–term leases) at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged.  Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.  An entity may adopt the new guidance by either restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption.  The Company used the approach of recording a cumulative effect adjustment at the beginning of the period of adoption, however, no cumulative effect adjustment was required to be recorded.  The new guidance includes a number of optional transition-related practical expedients.  The practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.  An entity that elects to apply these practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP. The Company elected to apply the practical expedients.  In 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-20, Leases (Topic 842): Narrow – Scope Improvements for Lessors.  These ASUs amend and clarify guidance in ASU 2016-02 and were being considered by the Company in determining the proper adoption of ASU 2016-02.  The adoption of this guidance on January 1, 2019, resulted in an approximate $5.2 million increase in right of use asset, $0.3 million increase in other assets and an approximate $5.5 million increase in lease liability.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU modifies the disclosure objective paragraphs of ASU 820 to eliminate (1) “at a minimum” from the phrase “an entity shall disclose at a minimum” and (2) other similar “open ended” disclosure requirements to promote the appropriate exercise of discretion of entities.  The guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted, including adoption in an interim period.  The Company is currently assessing the impact of ASU 2018-13 on the Company’s consolidated financial statements.

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

On July 12, 1999, shareholders approved the United Community Financial Corp. 1999 Long-Term Incentive Plan (as amended, the 1999 Plan). The purpose of the 1999 Plan was the same as the 2007 Plan. The 1999 Plan terminated on May 20, 2009, although the 1999 Plan survives with respect to options issued under the 1999 Plan that remain outstanding and exercisable. The 1999 Plan provided for the grant of either incentive or nonqualified stock options. Options were awarded at exercise prices that were not less than the fair market value of the share at the grant date. The maximum number of common shares that could be issued under the 1999 Plan was 3,569,766. Because the 1999 Plan terminated, no additional options may be issued under it.

There were no stock options granted under the 2015 Plan in the three months ended March 31, 2019  and 50,000 granted in the three months ended March 31, 2018. Pursuant to the terms of the 2015 Plan, any options granted must be exercised within 10 years from the date of grant.  Expenses related to prior stock option grants are included with salaries and employee benefits.  The Company recognized $6,000 and $13,000 in stock option expense for the three months ended March 31, 2019 and March 31, 2018, respectively.  The Company expects to recognize no additional stock option expense for the remainder of 2019.

A summary of option activity for the first quarter of 2019 in the 2015 Plan, the 2007 Plan and the 1999 Plan is as follows:

	For the three months ended
	March 31, 2019
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	223,432	$3.93
Granted	—	—
Exercised	(33,000)	2.10
Forfeited and expired	—	—
Outstanding at end of period	190,432	4.25	$986
Shares subject to options exercisable at end of period	190,432	4.25	$986

Information related to stock options for the three months ended March 31, 2019 and 2018 follows:

	March 31, 2019	March 31, 2018
Intrinsic value of options exercised	$242,000	$439,000
Cash received from option exercises	70,000	229,000
Tax benefit realized from option exercises	13,000	65,000
Weighted average fair value of options granted, per share	$—	$1.54

Information related to stock options granted during the three months ended March 31, 2018 were as follows:

Three Months Ended
March 31, 2018
Risk-free interest rate	2.69%
Expected term (years)	5
Expected stock volatility	19.86%
Dividend yield	2.48%

As of March 31, 2019, there were no nonvested stock options outstanding.

Outstanding stock options at March 31, 2019 have a weighted average remaining life of 3.74 years and may be exercised in the range of $1.20 to $9.66 per share.

Restricted Stock Awards:

The 2007 Plan permitted and the 2015 Plan permits the issuance of restricted stock awards to eligible employees and nonemployee directors. Nonvested shares at March 31, 2019 aggregated 128,337, of which 32,769 are expected to vest during the remainder of 2019, 32,444 in 2020, 59,551 in 2021 and 3,573 in 2022. Expense related to restricted stock awards is charged to salaries and employee benefits and is recognized over the vesting period of the awards based on the fair value of the shares at the grant date. The Company recognized approximately $143,000 in restricted stock award expense for the three months ended March 31, 2019. The Company recognized approximately $242,000 in restricted stock award expense for the three months ended March 31, 2018.  The Company expects to recognize additional expenses related to restricted stock awards of approximately $364,000 in 2019, $289,000 in 2020, $134,000 in 2021 and $39,000 in 2022.  The total average per share fair value of shares vested during the three months ended March 31, 2019 was $9.66.

A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2019 is as follows:

	For the three months ended
	March 31, 2019
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	210,713	$8.15
Granted	18,969	$9.40
Vested	(100,511)	$6.66
Forfeited	(834)	$9.10
Nonvested shares at end of period	128,337	$9.50

Annual Incentive Plan

The Annual Incentive Plan (AIP) provides incentive compensation awards to certain officers of the Company. Annual incentive awards are generally based upon the actual performance of the Company and individual participant performance for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve-month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the AIP are calculated, they are paid in cash and/or restricted stock. The restricted stock vests equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $103,000 in expense for the restricted stock portion of the AIP for the three months ended March 31, 2019 and $700,000 for the cash portion of the AIP for the three months ended March 31, 2019.  The Company incurred $95,000 in expense for the restricted stock portion of the AIP for the three months ended March 31, 2018 and $445,000 for the cash portion of the AIP for the three months ended March 31, 2018, respectively.

Long-term Incentive Plan

The Long-term Incentive Plan (LTIP) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (PSUs).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $182,000 for the LTIP for the three months ended March 31, 2019.  The Company incurred $169,000 in expense for the LTIP for the three months ended March 31, 2018.

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

Step 2: Identify the performance obligation(s) in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The revenue guidance applies to all contracts with customers to provide goods or services in the ordinary course of business, except for loans and securities, which are specifically excluded from the scope.

Because loans and securities are outside the scope of the revenue standard, the Company does not use the new standard to account for gains and losses on its investments in securities, loans and derivatives.  The Company also does not use the standard to account for interest and dividend income on financial instruments owned or those included in the Company’s lending activities.

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

Deposit-related fees and charges are in the scope of ASC 606, even though ASC 405 is listed as an exception to the scope of the standard. That is because ASC 405, which the Company applies to determine the appropriate liability accounting for customer deposits, does not provide a model for recognizing fees related to customer deposits (e.g., automated teller machine fees, nonsufficient funds fees, account maintenance or dormancy fees).  When reviewing standard customer agreements, fees are charged as the service is rendered and therefore revenue is recognized at the time the transaction is executed as it is the point when the performance obligation has been met.

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

Debit card fee income is earned as a result of standard interchange fees contractually obligated by VISA to be paid.  Fees are received when they are essentially earned, which include fees charged to a reseller for the presentment of credit/debit cards in a point-of-sale (POS) transaction (interchange).  The service is considered complete upon payment in a POS transaction, when the interchange fee is earned and paid.  Credit card fees are paid when earned as a result of an agreement between the Company and a third-party provider.

Trust fee income is calculated based on assets under management.  Fees are recognized at the end of the month to which the service has been provided for customers billed monthly.  This amounts to approximately 85% of trust fee income recognized, which is collected within a short period of time after the fee is assessed to the customer.  Quarterly and annual fees are accrued and collected based on the contractual agreements with customers.  Fees are assessed to these customers and paid at the end of each quarter.  Quarterly and annual fees are to be recognized over the period when the fees are earned, regardless of when they are assessed to the customer.

Brokerage revenue is recognized each month as sales occur.  Brokerage revenue is paid from sales to customers by a third-party.  In a manner similar to that of insurance agency revenue, income is paid directly to the Bank by the third-party once the sale to the customer is complete.

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	March 31, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$97,609	$43	$(559)	$97,093
States and municipalities	31,060	263	(13)	31,310
Corporate debt securities	2,000	26	—	2,026
Collateralized mortgage obligations (CMO)	33,101	468	—	33,569
Mortgage-backed securities (MBS)	74,644	26	(1,247)	73,423
Total	$238,414	$826	$(1,819)	$237,421

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$97,785	$—	$(2,204)	$95,581
States and municipalities	48,167	107	(528)	47,746
Corporate debt securities	2,000	4	—	2,004
Collateralized mortgage obligations (CMO)	21,979	143	(14)	22,108
Mortgage-backed securities (MBS)	76,495	23	(2,314)	74,204
Total	$246,426	$277	$(5,060)	$241,643

Components of held to maturity securities portfolio are as follows:

	March 31, 2019
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed securities (MBS)	$62,717	$—	$(1,112)	$61,605
States and municipalities	13,043	105	(5)	13,143
Total	$75,760	$105	$(1,117)	$74,748

	December 31, 2018
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed securities (MBS)	$64,442	$—	$(2,327)	$62,115
States and municipalities	13,049	20	(109)	12,960
Total	$77,491	$20	$(2,436)	$75,075

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	March 31, 2019
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$—	$—
Due after one year through five years	45,735	45,413
Due after five years through ten years	54,426	54,278
Due after ten years	30,508	30,738
MBS and CMO	107,745	106,992
Total	$238,414	$237,421

Debt securities held to maturity by contractual maturity, repricing or expected call date are shown below:

	March 31, 2019
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$3,000	$3,006
Due after one year through five years	635	640
Due after five years through ten years	9,408	9,497
Due after ten years	—	—
MBS	62,717	61,605
Total	$75,760	$74,748

Securities pledged for public funds were approximately $159.7 million at March 31, 2019 and approximately $108.7 million at December 31, 2018.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at March 31, 2019 are as follows:

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and agency securities	$—	$—	$84,344	$(559)	$84,344	$(559)
States and municipalities	—	—	4,842	(13)	4,842	(13)
Mortgage-backed securities (MBS)	—	—	72,763	(1,247)	72,763	(1,247)
Total temporarily impaired securities	$—	$—	$161,949	$(1,819)	$161,949	$(1,819)

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at December 31, 2018 are as follows:

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and agency securities	$—	$—	$95,581	$(2,204)	$95,581	$(2,204)
States and municipalities	9,475	(39)	24,850	(489)	34,325	(528)
Collateralized mortgage obligations (CMO)	5,475	(14)	—	—	5,475	(14)
Mortgage-backed securities (MBS)	—	—	73,542	(2,314)	73,542	(2,314)
Total temporarily impaired securities	$14,950	$(53)	$193,973	$(5,007)	$208,923	$(5,060)

Securities held to maturity that have been in an unrecognized loss position for less than twelve months or twelve months or more are as follows:

	March 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed securities (MBS)	$—	$—	$61,605	$(1,958)	$61,605	$(1,958)
States and municipalities	—	—	1,122	(5)	1,122	(5)
Total temporarily impaired securities	$—	$—	$62,727	$(1,963)	$62,727	$(1,963)

	December 31, 2018
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Mortgage-backed securities (MBS)	$—	$—	$62,115	$(3,203)	$62,115	$(3,203)
States and municipalities	4,253	(48)	3,525	(69)	7,778	(117)
Total temporarily impaired securities	$4,253	$(48)	$65,640	$(3,272)	$69,893	$(3,320)

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

All of the securities in available for sale and held to maturity that were temporarily impaired at March 31, 2019 and December 31, 2018, were impaired due to the level of interest rates at the time of purchase compared to current interest rates. Unrealized losses on these securities have not been recognized into income for the three months ended March 31, 2019 or 2018 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

Proceeds from the sale of available for sale securities were $17.1 million and $4.7 million, for the three months ended March 31, 2019 and 2018, respectively.  Gross gains of $144,000 and $139,000 were realized on these sales during the three months ended March 31, 2019 and 2018, respectively.  No losses were realized during the three months ended March 31, 2019 and 2018, respectively.  Income tax expense related to net realized gains and losses was $30,000 and $29,000 for the three months ended March 31, 2019 and 2018, respectively.

6.	LOANS

Portfolio loans consist of the following:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Commercial loans
Multifamily	$163,243	$134,143
Nonresidential	412,550	409,979
Land	17,090	16,830
Construction	135,048	141,686
Secured	240,376	233,306
Unsecured	6,364	6,987
Total commercial loans	974,671	942,931
Residential mortgage loans
One-to four-family	934,586	927,255
Construction	45,102	43,435
Total residential mortgage loans	979,688	970,690
Consumer loans
Home equity	183,956	185,661
Auto	77,921	78,686
Marine	1,131	1,206
Recreational vehicle	3,727	4,347
Other	8,263	7,141
Total consumer loans	274,998	277,041
Total loans	2,229,357	2,190,662
Less:
Allowance for loan losses	20,446	20,443
Deferred loan costs, net	(6,638)	(6,623)
Total	13,808	13,820
Loans, net	$2,215,549	$2,176,842

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of March 31, 2019 and December 31, 2018 and activity for the three months ended March 31, 2019 and 2018.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended March 31, 2019
Beginning balance	$11,875	$5,923	$2,645	$20,443
Provision (recovery)	181	(178)	58	61
Charge-offs	(88)	(20)	(325)	(433)
Recoveries	146	98	131	375
Ending balance	$12,114	$5,823	$2,509	$20,446
As of March 31, 2019
Period-end amount allocated to:
Loans individually evaluated for impairment	$139	$782	$295	1,216
Loans collectively evaluated for impairment	11,975	5,041	2,214	19,230
Ending balance	$12,114	$5,823	$2,509	$20,446
Period-end balances:
Loans individually evaluated for impairment	3,276	12,759	5,131	21,166
Loans collectively evaluated for impairment	971,395	966,929	269,867	2,208,191
Ending balance	$974,671	$979,688	$274,998	$2,229,357

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
For the three months ended March 31, 2018
Beginning balance	$12,542	$5,860	$2,800	$21,202
Provision (recovery)	396	(93)	104	407
Charge-offs	—	(85)	(186)	(271)
Recoveries	157	19	96	272
Ending balance	$13,095	$5,701	$2,814	$21,610
As of December 31, 2018
Period-end amount allocated to:
Loans individually evaluated for impairment	$103	$798	$300	1,201
Loans collectively evaluated for impairment	11,772	5,125	2,345	19,242
Loans acquired with deteriorated credit quality	—	—	—	—
Ending balance	$11,875	$5,923	$2,645	$20,443
Period-end balances:
Loans individually evaluated for impairment	2,017	13,086	5,491	20,594
Loans collectively evaluated for impairment	940,914	957,604	271,550	2,170,068
Loans acquired with deteriorated credit quality	—	—	—	—
Ending balance	$942,931	$970,690	$277,041	$2,190,662

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  As of March 31, 2019, the Company evaluated 27 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

The following table presents loans individually evaluated for impairment by class of loans as of and for three months ended March 31, 2019:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$159	$—	$—	$85	$1	$1
Nonresidential	570	127	—	129	1	1
Land	—	—	—	—	—	—
Construction	2,447	—	—	—	—	—
Secured	235	—	—	—	—	—
Unsecured	474	—	—	—	—	—
Total commercial loans	3,885	127	—	214	2	2
Residential mortgage loans
One-to four-family	5,196	4,316	—	4,612	29	20
Construction	—	—	—	—	—	—
Total residential mortgage loans	5,196	4,316	—	4,612	29	20
Consumer loans
Home equity	967	852	—	905	1	—
Auto	22	14	—	16	—	—
Marine	354	105	—	125	—	—
Recreational vehicle	410	63	—	118	2	2
Other	—	—	—	—	—	—
Total consumer loans	1,753	1,034	—	1,164	3	2
Total	$10,834	$5,477	$—	$5,990	$34	$24
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	2,717	2,717	38	1,952	45	37
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	578	432	101	482	3	3
Unsecured	—	—	—	—	—	—
Total commercial loans	3,295	3,149	139	2,434	48	40
Residential mortgage loans
One-to four-family	8,579	8,443	782	8,311	147	111
Construction	—	—	—	—	—	—
Total residential mortgage loans	8,579	8,443	782	8,311	147	111
Consumer loans
Home equity	3,747	3,664	277	3,753	61	49
Auto	—	—	—	—	—	—
Marine	89	89	1	90	1	1
Recreational vehicle	357	344	17	306	6	5
Other	—	—	—	—	—	—
Total consumer loans	4,193	4,097	295	4,149	68	55
Total	16,067	15,689	1,216	14,894	263	206
Total impaired loans	$26,901	$21,166	$1,216	$20,884	$297	$230

The following table presents loans individually evaluated for impairment by class of loans as of and for three months ended March 31, 2018:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$37	$—	$—	$—	$—	$—
Nonresidential	531	18	—	81	—	—
Land	715	9	—	9	—	—
Construction	2,467	—	—	—	—	—
Secured	1,042	902	—	898	—	—
Unsecured	184	—	—	—	—	—
Total commercial loans	4,976	929	—	988	—	—
Residential mortgage loans
One-to four-family	6,304	5,371	—	5,406	28	18
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,304	5,371	—	5,406	28	18
Consumer loans
Home equity	1,252	977	—	1,018	3	2
Auto	98	62	—	38	—	—
Marine	553	181	—	181	—	—
Recreational vehicle	535	116	—	134	2	2
Other	17	16	—	10	—	—
Total consumer loans	2,455	1,352	—	1,381	5	4
Total	$13,735	$7,652	$—	$7,775	$33	$22
With a specific allowance recorded
Commercial loans
Multifamily	$422	$275	$28	$275	$—	$—
Nonresidential	1,416	1,413	15	1,418	33	25
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	819	558	473	585	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	2,657	2,246	516	2,278	33	25
Residential mortgage loans
One-to four-family	10,403	10,218	967	10,459	150	108
Construction	—	—	—	—	—	—
Total residential mortgage loans	10,403	10,218	967	10,459	150	108
Consumer loans
Home equity	4,558	4,475	319	4,658	69	56
Auto	—	—	—	—	—	—
Marine	97	97	1	99	1	1
Recreational vehicle	406	393	18	400	6	5
Other	—	—	—	—	—	—
Total consumer loans	5,061	4,965	338	5,157	76	62
Total	18,121	17,429	1,821	17,894	259	195
Total impaired loans	$31,856	$25,081	$1,821	$25,669	$292	$217

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$443	$170	$—
Nonresidential	588	130	—
Land	—	—	—
Construction	2,447	—	—
Secured	806	—	—
Unsecured	474	—	—
Total commercial loans	4,758	300	—
Residential mortgage loans
One-to four-family	5,840	4,908	—
Construction	—	—	—
Total residential mortgage loans	5,840	4,908	—
Consumer loans
Home equity	1,084	957	—
Auto	25	17	—
Marine	502	145	—
Recreational vehicle	592	172	—
Other	—	—	—
Total consumer loans	2,203	1,291	—
Total	$12,801	$6,499	$—
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	1,186	1,186	12
Land	—	—	—
Construction	—	—	—
Secured	989	531	91
Unsecured	—	—	—
Total commercial loans	2,175	1,717	103
Residential mortgage loans
One-to four-family	8,298	8,178	798
Construction	—	—	—
Total residential mortgage loans	8,298	8,178	798
Consumer loans
Home equity	3,925	3,842	283
Auto	—	—	—
Marine	91	91	1
Recreational vehicle	279	267	16
Other	—	—	—
Total consumer loans	4,295	4,200	300
Total	14,768	14,095	1,201
Total impaired loans	$27,569	$20,594	$1,201

Home Savings reclassifies a collateralized mortgage loan and a consumer loan secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at March 31, 2019 and December 31, 2018, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	March 31, 2019		December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$3,255	$3,010	$3,687	$3,636
Consumer loans in process of foreclosure	493	485	700	685

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of March 31, 2019:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of March 31, 2019

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	1,565	—
Land	—	—
Construction	—	—
Secured	456	—
Unsecured	—	—
Total commercial loans	2,021	—
Residential mortgage loans
One-to four-family	3,883	—
Construction	—	—
Total residential mortgage loans	3,883	—
Consumer Loans
Home equity	899	—
Auto	133	—
Marine	105	—
Recreational vehicle	46	—
Other	20	—
Total consumer loans	1,203	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$7,107	$—

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of December 31, 2018:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2018

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$171	$—
Nonresidential	13	—
Land	—	—
Construction	—	—
Secured	531	—
Unsecured	—	—
Total commercial loans	715	—
Residential mortgage loans
One-to four-family	4,170	—
Construction	—	—
Total residential mortgage loans	4,170	—
Consumer Loans
Home equity	1,223	—
Auto	131	—
Marine	145	—
Recreational vehicle	145	—
Other	10	—
Total consumer loans	1,654	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$6,539	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of March 31, 2019:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$163,243	$163,243
Nonresidential	106	—	—	106	412,444	412,550
Land	40	—	—	40	17,050	17,090
Construction	—	—	—	—	135,048	135,048
Secured	205	—	142	347	240,029	240,376
Unsecured	—	—	—	—	6,364	6,364
Total commercial loans	351	—	142	493	974,178	974,671
Residential mortgage loans
One-to four-family	1,027	1,563	3,136	5,726	928,860	934,586
Construction	—	—	—	—	45,102	45,102
Total residential mortgage loans	1,027	1,563	3,136	5,726	973,962	979,688
Consumer Loans:
Home equity	673	324	769	1,766	182,190	183,956
Automobile	158	54	133	345	77,576	77,921
Marine	—	—	105	105	1,026	1,131
Recreational vehicle	170	345	46	561	3,166	3,727
Other	7	17	20	44	8,219	8,263
Total consumer loans	1,008	740	1,073	2,821	272,177	274,998
Total loans	$2,386	$2,303	$4,351	$9,040	$2,220,317	$2,229,357

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2018:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$171	$171	$133,972	$134,143
Nonresidential	—	—	—	—	409,979	409,979
Land	—	—	—	—	16,830	16,830
Construction	—	—	—	—	141,686	141,686
Secured	195	—	531	726	232,580	233,306
Unsecured	—	—	—	—	6,987	6,987
Total commercial loans	195	—	702	897	942,034	942,931
Residential mortgage loans
One-to four-family	2,139	882	3,470	6,491	920,764	927,255
Construction	—	—	—	—	43,435	43,435
Total residential mortgage loans	2,139	882	3,470	6,491	964,199	970,690
Consumer Loans:
Home equity	658	295	1,147	2,100	183,561	185,661
Automobile	283	112	131	526	78,160	78,686
Marine	—	—	145	145	1,061	1,206
Recreational vehicle	548	—	145	693	3,654	4,347
Other	33	—	10	43	7,098	7,141
Total consumer loans	1,522	407	1,578	3,507	273,534	277,041
Total loans	$3,856	$1,289	$5,750	$10,895	$2,179,767	$2,190,662

As of March 31, 2019 and December 31, 2018, the Company has a recorded investment in troubled debt restructurings of $16.6 million and $16.6 million, respectively.  The Company allocated $1.1 million of specific allowance for those loans at March 31, 2019 and $1.1 million at December 31, 2018.  The Company has committed to lend, to existing troubled debt restructuring relationships, additional amounts totaling up to $43,000 and $41,000 at March 31, 2019 and December 31, 2018, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	—	—	—
Residential mortgage loans
One-to four-family	1	335	355
Construction	—	—	—
Total residential mortgage loans	1	335	355
Consumer loans
Home equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	—	—	—
Total restructured loans	1	$335	$355

The troubled debt restructurings described above had no effect on the allowance for loan losses and resulted in no charge-offs during the three months ended March 31, 2019.

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

March 31, 2019

There were no loans modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the period ended March 31, 2019.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended March 31, 2018:

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

As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

March 31, 2019

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$162,152	$—	$1,091	$—	$—	$1,091	$163,243
Nonresidential	380,753	20,337	11,460	—	—	11,460	412,550
Land	17,090	—	—	—	—	—	17,090
Construction	132,709	2,339	—	—	—	—	135,048
Secured	223,544	2,138	14,694	—	—	14,694	240,376
Unsecured	6,272	—	92	—	—	92	6,364
Total commercial loans	922,520	24,814	27,337	—	—	27,337	974,671
Residential mortgage loans
One-to four-family	929,154	97	5,335	—	—	5,335	934,586
Construction	45,102	—	—	—	—	—	45,102
Total residential mortgage loans	974,256	97	5,335	—	—	5,335	979,688
Consumer Loans
Home equity	183,058	—	898	—	—	898	183,956
Auto	77,788	—	133	—	—	133	77,921
Marine	1,026	—	105	—	—	105	1,131
Recreational vehicle	3,681	—	46	—	—	46	3,727
Other	8,243	—	20	—	—	20	8,263
Total consumer loans	273,796	—	1,202	—	—	1,202	274,998
Total loans	$2,170,572	$24,911	$33,874	$—	$—	$33,874	$2,229,357

December 31, 2018

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$133,972	$—	$171	$—	$—	$171	$134,143
Nonresidential	378,160	18,420	13,399	—	—	13,399	409,979
Land	16,830	—	—	—	—	—	16,830
Construction	139,540	2,146	—	—	—	—	141,686
Secured	214,924	2,184	16,198	—	—	16,198	233,306
Unsecured	6,894	—	93	—	—	93	6,987
Total commercial loans	890,320	22,750	29,861	—	—	29,861	942,931
Residential mortgage loans
One-to four-family	921,694	591	4,970	—	—	4,970	927,255
Construction	43,435	—	—	—	—	—	43,435
Total residential mortgage loans	965,129	591	4,970	—	—	4,970	970,690
Consumer Loans
Home equity	184,438	—	1,223	—	—	1,223	185,661
Auto	78,551	—	135	—	—	135	78,686
Marine	1,061	—	145	—	—	145	1,206
Recreational vehicle	4,221	—	126	—	—	126	4,347
Other	7,131	—	10	—	—	10	7,141
Total consumer loans	275,402	—	1,639	—	—	1,639	277,041
Total loans	$2,130,851	$23,341	$36,470	$—	$—	$36,470	$2,190,662

Purchased Credit Impaired Loans:

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  As of March 31, 2019 and December 31, 2018 there were no outstanding purchase credit impaired loans.

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
(Dollars in thousands)
Beginning of period	$—	$110
New loans purchased	—	—
Principal payments received	—	—
Disposals	—	—
Balance at end of period	$—	$110

For the purchased credit impaired loans disclosed above, there was no change in the allowance for loan losses for the three months ended March 31, 2019 and 2018.

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.  The carrying amounts of such loans are as follows:

	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Loans at beginning of period	$—	$1,194
Loans purchased during the period	—	—
Loans at end of period	—	1,184

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.4 billion as of March 31, 2019 and $1.4 billion as of December 31, 2018. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

The principal balances of mortgage loans serviced for others are as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$1,022,765	$1,016,097
FNMA	376,434	347,294
Private investor	13,562	15,049

Customer escrow balances with loans serviced for FHLMC, FNMA and the private investor totaled $10.9 million and $16.3 million at March 31, 2019 and December 31, 2018, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$7,704	$6,681
Originations	783	662
Amortized to expense	(446)	(500)
Balance, end of period	8,041	6,843
Less valuation allowance	(569)	—
Net balance	$7,472	$6,843

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$(70)	$(9)
Impairment charges	(499)	—
Recoveries	—	9
Balance, end of period	$(569)	$—

The fair value of mortgage servicing rights as of March 31, 2019, was approximately $11.9 million and at December 31, 2018, the fair value was approximately $12.2 million.

Key economic assumptions in measuring the value of mortgage servicing rights at March 31, 2019, and December 31, 2018, were as follows:

	March 31, 2019	December 31, 2018
Weighted average prepayment rate	187 PSA	145 PSA
Weighted average life (in years)	6.33	7.26
Weighted average discount rate	11.00%	11.00%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Real estate owned and other repossessed assets	$1,498	$1,396
Valuation allowance	(318)	(308)
End of period	$1,180	$1,088

Activity in the valuation allowance was as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Beginning of period	$308	$403
Additions charged to expense	19	23
Sales of real estate owned with a valuation allowance	(9)	(139)
End of period	$318	$287

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Net loss on sales	$12	$55
Provision for unrealized losses	19	23
Operating expenses, net of rental income	39	36
Total expenses	$70	$114

9.	FAIR VALUE MEASUREMENT

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

United Community uses the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Trading securities:  The fair values of trading securities are determined by obtaining quoted prices from a counterparty who makes a market in the securities (Level 1 inputs).

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

Purchased and written certificate of deposit option: Home Savings periodically enters into written and purchased option derivative instruments to facilitate the Power CD. The written and purchased options are mirror derivative instruments which are carried at fair value on the consolidated balance sheets. Home Savings uses an independent third party that performs a market valuation analysis for purchased and written certificate of deposit options (Level 2).

Interest rate swaps:  Home Savings periodically enters into interest rate swap agreements with its commercial customers who desire a fixed rate loan term that is longer than Home Savings is willing to extend.  Home Savings then enters into a reciprocal swap agreement with a 3rd party that offsets the interest rate risk from the interest rate swap extended to the customer.  The interest rate swaps are derivative instruments which are carried at fair value on the consolidated balance sheet.  Home Savings uses an independent third party that performs a market valuation analysis for both swap positions (Level 2).

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2019 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Trading securities	$666	$235	$431	$—
Available for sale securities
U.S. Treasury and agency securities	97,093	—	97,093	—
States and municipalities	31,310	—	31,310	—
Corporate debt securities	2,026	—	2,026	—
Collateralized mortgage obligations	33,569	—	33,569	—
Mortgage-backed securities	73,423	—	73,423	—
Loans held for sale, at fair value	77,676	—	11,880	65,796
Purchased certificate of deposit option	328	—	328	—
Interest rate swaps	81	—	81	—
Liabilities
Written certificate of deposit option	328	—	328	—
Interest rate swaps	90	—	90	—

		Fair Value Measurements at December 31, 2018 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Trading securities	$364	$364	—	—
Available for sale securities
U.S. Treasury and agency securities	95,581	—	95,581	—
States and municipalities	47,746	—	47,746	—
Corporate debt securities	2,004	—	2,004	—
Collateralized mortgage obligations	22,108	—	22,108	—
Mortgage-backed securities	74,204	—	74,204	—
Loans held for sale, at fair value	91,472	—	11,221	80,251
Purchased certificate of deposit option	261	—	261	—
Interest rate swaps	56	—	56	—
Liabilities
Written certificate of deposit option	261	—	261	—
Interest rate swaps	62	—	62	—

There were no transfers between Level 1 and Level 2 during the first quarter of 2019 or fiscal year 2018.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018.

	Loans Held for Sale, At Fair Value
	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$80,251	$65,016
Total gains (losses) for the period
Included in change in fair value of loans held for sale	1,069	(2,158)
Included in other comprehensive income	—	—
Originations/Draws on construction perm loans	23,097	26,811
Amortization	—	—
Sales	(38,621)	(25,117)
Balance of recurring Level 3 assets at end of period	$65,796	$64,552

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2019:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Construction loans held for sale	$65,796	Comparable sales	Time discount	0.00-1.13%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2018:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Construction loans held for sale	$80,251	Comparable sales	Time discount	0.00-1.05%

The fair value of loans held for sale, at fair value was determined using pricing from a quoted market, discounted for the length of time to the completion of the construction project.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2019 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Nonresidential	$1,527	$—	$—	$1,527
Secured Commercial	310	—	—	310
Residential loans
One-to four-family residential	241	—	—	241
Consumer loans
Auto	8	—	—	8
Marine	105	—	—	105
Recreational vehicle	342	—	—	342
Mortgage servicing rights	3,126	—	3,126	—
Other real estate owned, net
Commercial loans
Construction loans	73	—	—	73
Residential loans
One-to four-family residential	102	—	—	102

		Fair Value Measurements at December 31, 2018 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Secured	$419	$—	$—	$419
Residential loans
One-to four-family residential	540	—	—	540
Consumer loans
Auto	8	—	—	8
Mortgage servicing rights	2,990	—	2,990	—
Other real estate owned, net
Commercial loans
Auto	181	—	—	181
Residential loans
One-to four-family residential	121	—	—	121

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $2.5 million at March 31, 2019, that includes a specific valuation allowance of $105,000. This resulted in an increase of the provision for loan losses of $36,000 during the three months ended March 31, 2019. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $499,000 at March 31, 2018, which includes a specific valuation allowance of $491,000. This resulted in an increase in the provision for loan losses of $42,000 for the three months ended March 31, 2018.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $967,000 at December 31, 2018, that includes a specific valuation allowance of $69,000.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At March 31, 2019, mortgage servicing rights carried at fair value totaled $3.1 million with a valuation allowance of $569,000.  At March 31, 2018, no mortgage servicing rights were carried at fair value.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  Net impairment reflected in other income totaled $499,000 for the three months ended March 31, 2019.  A net recovery reflected in other income totaled $9,000 for the three months ended March 31, 2018.  The value reflects the characteristics of the underlying loans.

At March 31, 2019, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $175,000, with a valuation allowance of $318,000. This resulted in expense of $19,000 during the three months ended March 31, 2019.  At March 31, 2018, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $386,000 with a valuation allowance of $287,000. This resulted in expense of $23,000 during the three months ended March 31, 2018. At December 31, 2018, other real estate owned had a net carrying amount of $302,000, with a valuation allowance of $308,000.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at March 31, 2019:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Nonresidential	$1,527	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Secured Commercial	310	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Residential loans
One-to four-family residential	241	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Auto	8	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Marine	105	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Recreational vehicle	342	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Other real estate owned, net
Commercial loans
Construction loans	73	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-50.00% (45.85%)
Residential loans
One-to four-family residential	102	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-14.22% (14.22%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at December 31, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Secured	419	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-64.00% (16.00%)
Residential loans
One-to four-family residential	540	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Other real estate owned:
Commercial loans
Construction loans	181	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-52.90% (52.41%)
Residential loans
One-to four-family residential	121	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-13.43% (13.43%)

The Company has elected the fair value option for newly originated residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Aggregate fair value	$77,676	$91,472
Contractual balance	72,856	87,731
Gain	4,820	3,741

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2019 and 2018 for loans held for sale, at fair value were:

	For the Three Months Ended
	March 31, 2019	March 31, 2018
	(Dollars in thousands)
Interest income	$—	$—
Interest expense	—	—
Change in fair value	1,079	(2,482)
Total change in fair value	$1,079	$(2,482)

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at March 31, 2019 and December 31, 2018, were as follows:

		Fair Value Measurements at March 31, 2019 Using:
	March 31,
	2019
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$77,197	$77,197	$—	$—
Trading securities	666	235	431	—
Available for sale securities	237,421	—	237,421	—
Held to maturity securities	75,760	—	70,862	3,886
Loans held for sale, at fair value	77,676	—	11,880	65,796
Loans, net	2,215,549	—	—	2,183,520
Purchased certificate of deposit option	328	—	328	—
Interest rate swaps	81	—	81	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,398,123)	(1,398,123)	—	—
Certificates of deposit	(891,680)	—	(888,509)	—
FHLB advances	(204,000)	—	(204,000)	—
Repurchase agreements and other	(254)	—	(250)	—
Written certificate of deposit option	(328)	—	(328)	—
Interest rate swaps	(90)	—	(90)	—

		Fair Value Measurements at December 31, 2018 Using:
	December 31,
	2018
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$60,985	$60,985	$—	$—
Trading securities	364	364	—	—
Available for sale securities	241,643	—	241,643	—
Held to maturity securities	77,491	—	71,206	3,869
Loans held for sale, at fair value	91,472	—	11,221	80,251
Loans, net	2,176,842	—	—	2,138,319
Purchased certificate of deposit option	261	—	261	—
Interest rate swaps	56		56	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,305,439)	(1,305,439)	—	—
Certificates of deposit	(907,781)	—	(904,198)	—
FHLB advances	(243,000)	—	(243,000)	—
Repurchase agreements and other	(224)	—	(213)	—
Written certificate of deposit option	(261)	—	(261)	—
Interest rate swaps	(62)	—	(62)	—

10.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$7,002	$4,251
Income taxes	3,435	—
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	519	290
Accretion of securities held to maturity	31	38
Right of use asset recorded	5,227	—

11.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights which are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. There were 50,000 stock options that were anti-dilutive for the three months ended March 31, 2019 and March 31, 2018.

	For the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$8,656	$8,556
Net income allocated to participating securities	(30)	(41)
Net income allocated to common stock	$8,626	$8,515

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$3,420	$2,973
Undistributed earnings allocated to common stock	5,206	5,542
Net income allocated to common stock	$8,626	$8,515
Weighted average common shares outstanding, including shares considered participating securities	49,024	49,850
Less: Average participating securities	(170)	(239)
Weighted average shares	48,854	49,611
Basic earnings per common share	$0.18	$0.17

Diluted earnings per common share computation:
Net income allocated to common stock	$8,626	$8,515
Weighted average common shares outstanding for basic earnings per common share	48,854	49,611
Add: Dilutive effects of assumed exercises of stock options and LTIP awards	259	274
Weighted average shares and dilutive potential common shares	49,113	49,885
Diluted earnings per common share	$0.18	$0.17

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, accretion of unrealized losses on held to maturity securities and disproportionate tax effects. The change includes reclassification of net gains or (losses) on sales of securities of $144,000 and $139,000 for the three months ended March 31, 2019 and 2018, respectively.  Reclassifications also includes accretion of unrealized losses on held to maturity securities.

Other comprehensive income (loss) components and related tax effects for the three-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
March 31, 2019	(Dollars in thousands)
Balances at beginning of period, net of tax	$(3,781)	$(17,110)	$(545)	$(21,436)
Other comprehensive income before reclassifications	3,110	—	—	3,110
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	24	24
Reclassification adjustment for gains realized in income	(114)	—	—	(114)
Net current period other comprehensive income	2,996	—	24	3,020
Balances at end of period, net of tax	$(785)	$(17,110)	$(521)	$(18,416)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
March 31, 2018	(Dollars in thousands)
Balances at beginning of period, net of tax	$(904)	$(17,110)	$(671)	$(18,685)
Other comprehensive income before reclassifications	(3,910)	—	—	(3,910)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	30	30
Reclassification adjustment for gains realized in income	(110)	—	—	(110)
Net current period other comprehensive income	(4,020)	—	30	(3,990)
Balances at end of period, net of tax	$(4,924)	$(17,110)	$(641)	$(22,675)

As of June 30, 2014, management concluded it was more likely than not that the Company’s net deferred tax asset (DTA) would be realized and accordingly determined a full deferred tax valuation allowance was no longer required. Upon reversal of the former full deferred tax valuation allowance as of June 30, 2014, certain disproportionate tax effects are retained in accumulated other comprehensive income (loss).The entire disproportionate tax effect is attributable to valuation allowance expense recorded through other comprehensive income (loss) on the tax benefit of losses sustained on the available for sale securities portfolio while the Company was in a full deferred tax valuation allowance. This valuation allowance was appropriately reversed through continuing operations at June 30, 2014, leaving the original expense in accumulated other comprehensive income (loss), where it will remain in accordance with the Company’s election of the “portfolio approach”, until such time as the Company would cease to have an available for sale security portfolio.

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended March 31, 2019:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(144)	Net gains on securities available for sale
	30	Tax expense
Total reclassification during the period	$(114)	Net of tax, increase to net income

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

The capital conservation buffer requirement was fully phased in beginning January 1, 2019.  The capital conservation buffer is now 2.50%.  The capital conservation buffer for 2018 was 1.875%.

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

	March 31, 2019
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$299,782	13.90%	$172,513	8.00%	$215,642	10.00%
Tier 1 capital (to risk-weighted assets)	279,388	12.96%	129,385	6.00%	172,513	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	279,388	12.96%	97,039	4.50%	140,167	6.50%
Tier 1 capital (to average assets)**	279,388	9.99%	111,825	4.00%	139,782	5.00%

	December 31, 2018
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$301,864	14.30%	$168,841	8.00%	$211,051	10.00%
Tier 1 capital (to risk-weighted assets)	281,475	13.34%	126,631	6.00%	168,841	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	281,475	13.34%	94,973	4.50%	137,183	6.50%
Tier 1 capital (to average assets)**	281,475	10.11%	111,318	4.00%	139,147	5.00%

**	Tier 1 Leverage Capital Ratio

Management believes that as of March 31, 2019 and December 31, 2018, Home Savings met all capital adequacy requirements to which it was subject.  As of March 31, 2019 and December 31, 2018, Home Savings met the capital requirements to be deemed well capitalized. There are no known conditions that would change this classification subsequent to March 31, 2019.

The components of Home Savings’ regulatory capital are as follows:

	March 31, 2019	December 31, 2018
Total shareholders' equity	$281,849	$281,006
Add (deduct)
Accumulated other comprehensive income	18,431	21,450
Intangible assets	(20,892)	(20,981)
Tier 1 Capital	279,388	281,475
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	20,394	20,389
Total risk-based capital	$299,782	$301,864

**	Tier 1 Leverage Capital Ratio

14.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	March 31,	December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$4,319	$4,293
Depreciation	426	363
Other real estate owned valuation	67	65
Unrealized loss on securities available for sale	208	1,005
Unrealized loss on securities held to maturity	177	184
Interest on nonaccrual loans	414	425
Net operating loss carryforward	—	409
Accrued bonuses	566	840
Other	47	125
Deferred tax assets	6,224	7,709
Deferred tax liabilities:
Deferred loan fees	1,525	1,512
Federal Home Loan Bank stock dividends	2,236	2,749
Mortgage servicing rights	1,569	1,603
Purchase accounting adjustment	167	62
Prepaid expenses	235	228
Deferred tax liabilities	5,732	6,154
Net deferred tax asset	$492	$1,555

As of March 31, 2019, the net deferred tax asset was $0.5 million, and as of December 31, 2018, the net deferred tax asset was $1.6 million.

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

Effective tax rates differ from the statutory federal income tax rate of 21% for 2019 and 2018 due to the following:

	For the Three Months Ended March 31,
	2019		2018
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$2,210	21.00%	$2,172	21.00%
Increase (decrease) due to:
Tax exempt income	(60)	(0.57)%	(34)	(0.33)%
Life insurance	(81)	(0.77)%	(91)	(0.88)%
Stock compensation	(58)	(0.55)%	(128)	(1.24)%
Other	(143)	(1.36)%	(130)	(1.26)%
Income tax provision	$1,868	17.75%	$1,789	17.29%

15.	GOODWILL AND INTANGIBLE ASSETS

Goodwill:

The change in goodwill during the periods presented is as follows:

	March 31, 2019	December 31, 2018
	(In thousands)
Beginning of the year	$20,221	$20,221
Impairment	—	—
End of the year	$20,221	$20,221

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  If the carrying amount of a reporting unit is zero or less than zero, a qualitative analysis of whether it is more likely than not that the reporting unit goodwill is impaired will be performed.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.  The Company did not have any reporting units with a carrying amount of zero or less than zero at March 31, 2019 or December 31, 2018.

Acquired Intangible Assets:

	March 31, 2019		December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$11,184	$9,663	$11,184	$9,581
Customer list intangible	2,547	378	2,547	333
Total	$13,731	$10,041	$13,731	$9,914

Aggregate amortization expense for the three months ended March 31, 2019 and 2018 was $127,000 and $113,000, respectively.  Estimated amortization expense for the remainder of 2019 and the next five years is as follows:

Remainder of 2019	$382,000
2020	510,000
2021	510,000
2022	510,000
2023	510,000
2024	510,000

16.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects.  At March 31, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $8.2 million and $8.4 million, respectively.  These balances are reflected in other assets on the consolidated balance sheet.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $5.9 million and $6.5 million at March 31, 2019 and December 31, 2018, respectively.  The Company expects to fulfill these commitments over the next eight to ten years.

During the three months ended March 31, 2019 and 2018, the Company recognized amortization expense of $172,000 and $122,000, respectively, which was included within income tax expense on the consolidated statements of income.

Additionally, during the three months ended March 31, 2019 and 2018, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $197,000 and $138,000, respectively.  During the three months ended March 31, 2019 and 2018, the Company incurred no impairment losses.

17.	DERIVATIVES

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

Summary information about purchased and written options is as follows:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Notional amount of purchased/written option	$13,002	$13,024
Weighted average maturity	1.3 years	1.6 years
Fair value of purchased/written option	$328	$261

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

The following table reflects the fair value and location in the consolidated statement of financial condition of interest rate caps, along with purchased and written certificates of deposit options:

Included in other assets:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Purchased certificate of deposit option	$328	$261

Included in other liabilities:

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Freestanding derivative liabilities not designated as hedges:
Written certificate of deposit option	$328	$261

The Company is subject to counterparty risk. Counterparty risk is the risk to the Company that the counterparty will not live up to its contractual obligations. The ability of the Company to realize the benefit of the derivative contracts is dependent on the creditworthiness of the counterparty, which the Company expects will perform in accordance with the terms of the contracts.

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers, which was established in 2018. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan.  The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution.  The Company had interest rate swaps associated with commercial loans with a notional value of $2.5 million and fair value of $81,000 in other assets and $90,000 in other liabilities. The difference in fair value of $9,000 between the asset and liability accounts represents a credit valuation adjustment that flows through noninterest income in the first quarter of 2019.  At December 31, 2018 the Company had interest rate swaps associated with commercial loans with a notional valued of $2.5 million and fair value of $56,000 in other assets and $62,000 in other liabilities. . The difference in fair value of $6,000 between the asset and liability accounts represents a credit valuation adjustment that flows through noninterest income during 2018.  These interest rate swaps did not have a material impact on the Company’s statements of operation or financial condition.

18.	LEASES

Operating lease are recorded as a right of use (“ROU”) asset and operating lease liability, included in other assets and other liabilities, respectively, on the consolidated balance sheet beginning January 1, 2019 when the Company adopted ASU 2016-02 prospectively.  Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease.  ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the incremental borrowing rate at the lease commencement date.  Operating lease expense, which is comprised of amortization of the amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight line basis over the lease term and is recorded primarily in net occupancy expense in the consolidated statements of comprehensive income.

Operating leases relate primarily to bank branches, office space and license agreements with remaining lease terms of generally 1 to 23 years, which includes options for multiple extensions, with a weighted-average lease term of 7 years.  As of March 31, 2019, operating lease ROU assets and liabilities were $4.9 million and $5.3 million, respectively.  The lease expense for operating leases was $319,000 for the three months ended March 31, 2019.  The weighted average discount rate was 2.68% as of March 31, 2019.

The right of use asset amortized $282,000 during the three months ended March 31, 2019.  Short-term lease expense was $31,000 for the three months ended March 31, 2019.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at March 31, 2019 are as follows:

Year	(Dollars in thousands)
Remainder of 2019	$955
2020	1,174
2021	938
2022	723
2023	395
2024 and thereafter	1,626
Total lease payments	$5,811
Less: Interest	(542)
Present value of lease liabilities	$5,269

Rent expense was $283,000 for the three months ended March 31, 2018.  Rent commitments under noncancelable operating leases for offices were as follows as of December 31, 2018, before considering renewal options that generally are present:

Year	(Dollars in thousands)
2019	$1,085
2020	949
2021	892
2022	651
2023	346
Thereafter	867
Total	$4,790

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or
	For the Three Months Ended March 31,
Selected financial ratios and other data: (1)	2019	2018
Performance ratios:
Return on average assets (2)	1.22%	1.28%
Return on average equity (3)	10.99%	11.44%
Interest rate spread (4)	3.08%	3.25%
Net interest margin (5)	3.38%	3.47%
Noninterest expense to average assets	2.50%	2.48%
Efficiency ratio (6)	62.29%	60.20%
Average interest-earning assets to average interest-bearing liabilities	128.19%	127.49%
Capital ratios:
Average equity to average assets	11.14%	11.19%
Equity to assets, end of period	11.03%	11.01%
Tier 1 leverage ratio (Bank only)	9.99%	10.38%
Common equity Tier 1 capital (Bank only)	12.96%	13.45%
Tier 1 risk-based capital ratio (Bank only)	12.96%	13.45%
Total risk-based capital ratio (Bank only)	13.90%	14.51%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	0.32%	0.59%
Nonperforming assets to average assets (8)	0.35%	0.66%
Nonperforming assets to total assets at end of period	0.34%	0.65%
Allowance for loan losses as a percent of loans	0.91%	1.04%
Allowance for loan losses as a percent of nonperforming loans (7)	287.69%	177.51%
Total classified assets as a percent of Tier 1 Capital (Bank only)	11.77%	17.44%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	12.01%	14.36%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	10.99%	16.17%
Net (recoveries) chargeoffs as a percent of average loans	0.01%	(0.00)%
Total 90+ days past due as a percent of net loans	0.20%	0.40%
Per share data:
Basic earnings per common share (9)	$0.18	$0.17
Diluted earnings per common share (9)	0.18	0.17
Book value per common share (10)	6.44	5.94
Tangible book value per common share (11)	5.95	5.45
Cash dividend per common share	$0.070	$0.060
Dividend payout ratio (12)	38.89%	35.09%

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
9.	Net income divided by the number of basic or diluted shares outstanding
10.	Shareholders’ equity divided by number of shares outstanding
11.	Shareholders’ equity minus goodwill and core deposit intangible divided by number of shares outstanding
12.	Historical per share dividends declared and paid for the period divided by the diluted earnings per share for that year

Forward-Looking Statements

When used in this Form 10-Q or other materials we have filed or may file with the Securities and Exchange Commission, the words or phrases “will likely result,” “are expected to,” “plan to,” “will continue,” “is anticipated,” “is intended”, “believe”, “project”, “good”, “estimate,” “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in United Community’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings’ market area and competition that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above and Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018 could affect United Community’s financial performance and could cause United Community’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. United Community undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

Material Changes in Financial Condition at March 31, 2019 and December 31, 2018

Available for sale securities decreased $4.2 million during the first quarter of 2019.  The decrease in the available for sale securities balance since December 31, 2018 was the result of pay downs, amortization of premiums/discounts on the securities and sales totaling $19.3 million offset by purchases totaling $11.3 million.  The sale was completed to provide additional liquidity for lending activity.  In addition, the net unrealized loss in the available for sale portfolio was $4.8 million at December 31, 2018, compared to a net unrealized loss of $1.0 million at March 31, 2019.  The decrease in interest rates during the first quarter positively impacted the change in unrealized losses.

Held to maturity securities declined $1.7 million to $75.8 million at March 31, 2019 compared to December 31, 2018.  This change was the result of pay downs and the amortization of premiums/discounts on the securities.

Net loans increased $38.7 million to $2.2 billion during the first three months of 2019, primarily as a result of growth in the commercial loan portfolio.  Commercial loan balances were $974.7 million at March 31, 2019 compared to $942.9 million at December 31, 2018.    Residential one-to four-family mortgage loans increased $9.0 million during the quarter to $979.7 million at March 31, 2019 and consumer loan balances decreased $2.0 million for the same period.  See Note 6 to the consolidated financial statements for additional information regarding the composition of loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $20.4 million at March 31, 2019, materially unchanged from the figure reported at December 31, 2018.  The allowance for loan losses as a percentage of loans was 0.91% at March 31, 2019, compared to 0.93% at December 31, 2018.

The allowance for loan losses as a percentage of nonperforming loans was 287.7% at March 31, 2019, compared to 312.6% at December 31, 2018.  Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies”.  As of March 31, 2019, the Company evaluated 27 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans was $21.2 million at March 31, 2019 as compared to $20.6 million at December 31, 2018.

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

TDR loans aggregated $16.6 million at March 31, 2019 compared to $16.6 million at December 31, 2018.  Of the $16.6 million at March 31, 2019, $14.9 million were performing loans according to their modified terms.  The remaining balance of TDR loans of $1.7 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $7.1 million, or 0.32% of loans, at March 31, 2019, compared to $6.5 million, or 0.30% of loans, at December 31, 2018.

Loans held for sale, carried at fair value, were $77.7 million at March 31, 2019, compared to $91.5 million at December 31, 2018.  The change was primarily attributable to the decline in the balance of saleable construction loans during the period.  These loans are not sold until construction of the residence is complete, which is usually within nine to ten months of origination.  Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Goodwill and other intangible assets decreased to $23.9 million during the first three months of 2019, which was due to the amortization of the customer list and core deposit intangibles.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary.  BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI.  Home Savings recognized $385,000 as other non-interest income based on the change in cash value of the policies in the three months ended March 31, 2019 compared to $434,000 for the three months ended March 31, 2018.

Total deposits increased $76.6 million from $2.2 billion at December 31, 2018, to $2.3 billion at March 31, 2019.  The increase in deposits is primarily the result of growth in customer deposits (excluding brokered certificates of deposits) which totaled $106.0 million for the quarter.  Non-interest bearing customer deposits grew $10.4 million during the first three months of 2019 while interest bearing customer deposits grew $95.6 million.  Growth in money market accounts and certificate of deposit balances drove the majority of the increase in interest bearing deposits.  Brokered deposits declined $29.4 million during the quarter ended March 31, 2019 as the growth in customer deposits was used to pay down the level of brokered deposits.

FHLB advances decreased from $243.0 million at December 31, 2018 to $204.0 million at March 31, 2019.  The change was primarily due to an increase in deposit balances that were used to pay down FHLB advances.

Shareholders’ equity increased $5.4 million to $314.7 million at March 31, 2019 from $309.3 million at December 31, 2018.  The increase is primarily due to the $8.7 million of net income earned during the period offset by dividends paid to shareholders of $3.4 million.  In addition, a positive change in accumulated other comprehensive income of $3.0 million during the quarter was offset by an net increase in the treasury stock balance of $2.8 million.  The Company repurchased 382,000 common shares during the quarter.

Book value and tangible book value per common share as of March 31, 2019 was $6.44 and $5.95, respectively as compared to $6.30 and $5.81per common share, respectively as of December 31, 2018.  Book value per share is calculated as total shareholders’ equity divided by the number of common shares outstanding.  Tangible book value per share is calculated as total shareholders’ equity less goodwill and other intangible assets divided by the number of common shares outstanding.

Material Changes in Results of Operations for the Three Months Ended

March 31, 2019 and March 31, 2018

Net Income. United Community recognized net income for the three months ended March 31, 2019, of $8.7 million, or $0.18 per diluted common share compared to net income of $8.6 million for the three months ended March 31, 2018, or $0.17 per diluted share.  The continued growth in net interest income from higher earning assets, solid credit performance and growth in the Company’s noninterest income offset by an increase in noninterest expense have all led to the increase in net income.

Net Interest Income. Net interest income was $22.2 million in the first quarter of 2019 up from the $21.5 million recorded in the first quarter of 2018.  The growth of interest earning assets drove this increase offset by a 9 basis point decline in the net interest margin.  Net interest margin was 3.38% for the first quarter of 2019 compared to 3.47% in the first quarter of 2018.  The yield on interest earning assets increased 29 basis points year over year driven by an increase in yield on total loans of 26 basis points.  The yield on loans increased due to increases in market rates, the subsequent repricing of floating and adjustable rate loans and the accretion of purchase accounting adjustments.  The yield on securities increased 12 basis points to 2.62% for the first quarter of 2019.

Interest income increased by $3.4 million in the first quarter of 2019 compared to the same period in 2018, to $29.4 million from $26.1 million. The increase is primarily a result of an increase in average earning assets of $153.3 million along with an increase in the yield on average interest earning assets of 29 basis points.  Average total loans, net increased $169.7 million in the first quarter compared to the same period in 2018 while average securities declined $27.6 million during this same period.  Interest income from total loans, net increased to $25.9 million for the quarter ended March 31, 2019 compared to $22.8 million for the same period in 2018.  Income from securities decreased to $2.0 million for the quarter ended March 31, 2019 compared to $2.1 million for the quarter ended March 31, 2018.

Interest expense increased by $2.7 million in the first quarter of 2019 to $7.2 million compared to the same period in 2018. This increase was primarily due to a $108.8 million increase in average interest-bearing liabilities due to growth along with a 46 basis point increase in the cost of interest-bearing liabilities.  The increase in the cost of interest-bearing liabilities was primarily due to increases in market rates discussed previously.  The cost of average customer interest-bearing deposits increased 42 basis points to 110 basis points for the three months ended March 31, 2019 from 68 basis points for the three months ended March 31, 2018.  The cost of average brokered deposits increased 91 basis points to 2.30% and average Federal Home Loan Bank advances increased to 2.48% for the quarter ending March 31, 2019.  The Company continues to utilize short term brokered deposit and short term FHLB advances interchangeably depending upon which offers the better rate.

	For the Three Months Ended March 31,
	2019 vs. 2018
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$1,187	$1,917	$3,104
Loans held for sale	102	47	149
Securities:
Available for sale-taxable	104	(56)	48
Available for sale-nontaxable	(11)	(96)	(107)
Held to maturity-taxable	11	(54)	(43)
Held to maturity-nontaxable	3	27	30
Federal Home Loan Bank stock	26	(16)	10
Other interest earning assets	90	57	147
Total interest earning assets	$1,512	$1,826	$3,338
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$3	$(1)	$2
Checking accounts	699	54	753
Customer certificates of deposit	886	121	1,007
Brokered certificates of deposit	557	1,158	1,715
Federal Home Loan Bank advances:
Long-term advances	—	(431)	(431)
Short-term advances	(4,310)	3,962	(348)
Repurchase agreements and other	—	—	—
Total interest bearing liabilities	$(2,165)	$4,863	2,698
Change in net interest income			$640

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $61,000 in the first quarter of 2019, compared to $407,000 in the first quarter of 2018.  Provision expense in the first quarter of 2019 was primarily driven by loan growth during the period offset by a lower level of required allowance for loan losses.  Net charge-offs in the first quarter of 2019 were $58,000.

Noninterest Income. Non-interest income was $6.1 million in the first quarter of 2019 compared to $5.8 million in the first quarter of 2018.  The increase was primarily driven by increases in agency income of $124,000, mortgage banking income of $318,000, brokerage income of $98,000, mortgage servicing fee/amortization income of $115,000 and trading security gains of $64,000.  Offsetting this was a negative change in the valuation of mortgage servicing rights which amounted to $508,000.

Noninterest Expense. Non-interest expense increased to $17.7 million during the first quarter of 2019 compared to $16.6 million during the first quarter of 2018.  The increase is primarily due to $650,000 in organizational restructuring charges in two business units incurred during the first quarter of 2019.  Increased expense in equipment and data processing, advertising, other professional fees and other expenses also contributed to the increase year over year offset by a decline in legal expenses.

Income Taxes. During the three months ended March 31, 2019, the Company recognized tax expense of $1.9 million on pre-tax income of $10.5 million, compared to tax expense of $1.8 million on pre-tax income of $10.3 million for the three months ended March 31, 2018.  The increased pre-tax income discussed above was the primary reason for the increased income tax.  See Note 14 to the consolidated financial statements for additional information regarding the composition of income taxes.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal source of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At March 31, 2019, approximately $402.0 million of Home Savings’ customer certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At March 31, 2019, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $698.1 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended March 31, 2019 and 2018. Average balance calculations were based on daily balances.

	For the Three Months Ended March 31,
	2019			2018
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)(2)	$2,191,746	$25,864	4.75%	$2,026,266	$22,760	4.49%
Loans held for sale	84,932	1,007	4.74%	80,681	858	4.31%
Total loans, net	2,276,678	26,871	4.75%	2,106,947	23,618	4.49%
Securities:
Available for sale-taxable	200,088	1,263	2.52%	211,332	1,215	2.30%
Available for sale-nontaxable (2)	43,468	365	3.36%	54,737	472	3.45%
Held to maturity-taxable	63,674	379	2.38%	72,627	422	2.32%
Held to maturity-nontaxable (2)	13,047	93	2.85%	9,227	63	2.73%
Total securities	320,277	2,100	2.62%	347,923	2,172	2.50%
Federal Home Loan Bank stock	18,010	290	6.43%	19,324	280	5.80%
Other interest earning assets	34,986	224	2.59%	22,479	77	1.39%
Total interest earning assets	2,649,951	29,485	4.48%	2,496,673	26,147	4.19%
Non-interest earning assets	176,913			176,785
Total assets	$2,826,864			$2,673,458
Interest bearing liabilities:
Deposits:
Checking accounts	$650,268	1,440	0.89%	$593,499	687	0.47%
Savings accounts	297,410	29	0.04%	303,639	27	0.04%
Certificates of deposit
Customer certificates of deposit	618,752	2,824	1.83%	581,858	1,817	1.27%
Brokered certificates of deposit	397,137	2,281	2.30%	165,169	566	1.39%
Total certificates of deposit	1,015,889	5,105	2.01%	747,027	2,383	1.29%
Total interest bearing deposits	1,963,567	6,574	1.34%	1,644,165	3,097	0.76%
Federal Home Loan Bank advances
Long-term advances	—	—	0.00%	48,603	431	3.60%
Short-term advances	103,333	641	2.48%	265,322	989	1.51%
Total Federal Home Loan Bank advances	103,333	641	2.48%	313,925	1,420	1.83%
Repurchase agreements and other	233	—	0.00%	213	—	0.00%
Total borrowed funds	103,566	641	2.48%	314,138	1,420	1.83%
Total interest bearing liabilities	$2,067,133	7,215	1.40%	$1,958,303	4,517	0.94%
Non-interest bearing liabilities
Noninterest-bearing deposits	400,874			375,142
Other noninterest-bearing liabilities	43,851			40,729
Total noninterest bearing liabilities	444,725			415,871
Total liabilities	$2,511,858			$2,374,174
Shareholders’ equity	315,006			299,284
Total liabilities and equity	$2,826,864			$2,673,458
Net interest income and interest rate spread		$22,270	3.08%		$21,630	3.25%
Net interest margin			3.38%			3.47%
Average interest earning assets to average interest bearing liabilities			128.19%			127.49%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates.  As noted, for the quarter ended March 31, 2019 and the year ended December 31, 2018, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended March 31, 2019
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.57%	6.00%	1.13%	(10.00)%	$(3,147)	(9.00)%	(3.63)%
300	11.78%	6.00%	2.98%	(8.00)%	(2,296)	(7.00)%	(2.65)%
200	11.86%	7.00%	3.63%	(6.00)%	(1,463)	(5.00)%	(1.69)%
100	11.80%	7.00%	3.17%	(4.00)%	(841)	(3.00)%	(0.97)%
Static	11.44%	9.00%	—%	—%	—	—%	—%
-100	10.88%	7.00%	(4.85)%	(4.00)%	(193)	(3.00)%	(0.22)%
-200	11.45%	7.00%	0.06%	(6.00)%	(1,404)	(5.00)%	(1.62)%

Year Ended December 31, 2018
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.50%	6.00%	(0.63)%	(20.00)%	$(3,055)	(15.00)%	(3.46)%
300	11.80%	6.00%	(0.33)%	(15.00)%	(2,266)	(10.00)%	(2.56)%
200	12.02%	7.00%	(0.11)%	(10.00)%	(1,486)	(7.00)%	(1.68)%
100	12.16%	7.00%	0.04%	(5.00)%	(816)	(3.00)%	(0.92)%
Static	12.13%	9.00%	—%	—%	—	—%	—%
-100	11.71%	7.00%	(0.41)%	(10.00)%	(184)	(5.00)%	(0.21)%
-200	11.57%	7.00%	(0.55)%	(15.00)%	(2,139)	(10.00)%	(2.42)%

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

United Community’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of United Community’s disclosure controls and procedures as of March 31, 2019, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, United Community’s Chief Executive Officer and Chief Financial Officer concluded that United Community’s disclosure controls and procedures as of March 31, 2019 were effective.

Changes in Internal Control over Financial Reporting

There were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting.

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

ITEM 1A. Risk Factors.

There have been no material changes in United Community’s risk factors as outlined in United Community’s Annual Report on          Form 10-K for the year ended December 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended March 31, 2019:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan(3)
January 1 through January 31, 2019	118,800	$9.40	118,800	1,754,345
February 1 through February 28, 2019 (1)	126,622	9.58	86,700	1,667,645
March 1 through March 31, 2019 (2)	136,363	9.39	122,441	1,545,204
Total	381,785	$9.44	327,941	1,545,204

(1)

In February 2019, United Community purchased 39,922 shares at $9.61 per share from employees for the payment of employment taxes.  The purchase of these shares was not part of United Community’s share repurchase program.

(2)

In March 2019, United Community purchased 13,922 shares at $9.89 per share from employees for the payment of employment taxes.  The purchase of these shares was not part of United Community’s share repurchase program.

(3)

United Community’s stock repurchase program was publicly announced on April 28, 2016 in a press release, a copy of which can be found in United Community’s Form 8-K filed on May 2, 2016.  The program permits the repurchase of up to 2,500,000 common shares.  On January 22, 2019, United Community announced in a press release, an increase to the stock repurchase program of 1,000,000 shares, a copy of which can be found in United Community’s Form 8-K filed on January 23, 2019 . There is no expiration date for the program.

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

UNITED COMMUNITY FINANCIAL CORP.
Date: May 9, 2019	/s/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: May 9, 2019	/s/ Timothy W. Esson
Timothy W. Esson Executive Vice President and Chief Financial Officer
(Principal Financial Officer)