Form 10-Q
period 2019-06-30
UNITED COMMUNITY FINANCIAL CORP
filed 2019-08-08
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,085,839 common shares as of July 31, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$27,507	$34,380
Federal funds sold	27,055	26,605
Total cash and cash equivalents	54,562	60,985
Securities:
Trading	705	364
Available for sale	319,009	241,643
Held to maturity, (fair value of $0 and $75,075, respectively)	—	77,491
Loans held for sale, at fair value	97,477	91,472
Gross loans	2,249,808	2,197,285
Allowance for loan losses	(20,482)	(20,443)
Loans, net	2,229,326	2,176,842
Federal Home Loan Bank stock, at cost	14,059	19,144
Premises and equipment, net	22,130	21,930
Accrued interest receivable	9,184	9,080
Real estate owned and other repossessed assets, net	955	1,088
Goodwill	20,221	20,221
Customer list intangible	2,123	2,214
Core deposit intangible	1,439	1,603
Cash surrender value of life insurance	65,002	64,220
Other assets	32,924	23,060
Total assets	$2,869,116	$2,811,357
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$398,340	$394,208
Interest bearing
Customer deposits	1,672,764	1,528,057
Brokered deposits	188,075	290,955
Total interest bearing deposits	1,860,839	1,819,012
Total deposits	2,259,179	2,213,220
Borrowed funds:
Short-term Federal Home Loan Bank advances	233,000	243,000
Repurchase agreements and other	146	224
Total borrowed funds	233,146	243,224
Advance payments by borrowers for taxes and insurance	25,335	27,192
Accrued interest payable	1,378	1,279
Accrued expenses and other liabilities	32,524	17,108
Total liabilities	2,551,562	2,502,023
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 48,068,790 and 49,128,875 shares, respectively, outstanding	177,319	177,492
Retained earnings	204,355	192,062
Accumulated other comprehensive loss	(15,180)	(21,436)
Treasury stock, at cost, 6,070,120 and 5,010,035 shares, respectively	(48,940)	(38,784)
Total shareholders’ equity	317,554	309,334
Total liabilities and shareholders’ equity	$2,869,116	$2,811,357

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Interest income
Loans	$26,373	$23,275	$52,229	$46,034
Loans held for sale	991	1,012	1,998	1,870
Securities available for sale, nontaxable	236	356	544	744
Securities available for sale, taxable	1,611	1,193	2,874	2,408
Securities held to maturity, nontaxable	25	61	100	112
Securities held to maturity, taxable	118	398	497	820
Federal Home Loan Bank stock dividends	245	274	534	554
Other interest earning assets	200	92	424	169
Total interest income	29,799	26,661	59,200	52,711
Interest expense
Deposits	7,197	3,790	13,771	6,887
Federal Home Loan Bank advances	559	1,576	1,200	2,996
Total interest expense	7,756	5,366	14,971	9,883
Net interest income	22,043	21,295	44,229	42,828
Provision for loan losses	(51)	(138)	10	269
Net interest income after provision for loan losses	22,094	21,433	44,219	42,559
Non-interest income
Insurance agency income	545	513	1,246	1,090
Brokerage income	409	300	779	572
Deposit related fees	1,417	1,392	2,758	2,692
Mortgage servicing fees	881	813	1,754	1,625
Mortgage servicing rights valuation	(996)	(20)	(1,495)	(11)
Mortgage servicing rights amortization	(553)	(542)	(999)	(1,042)
Other service fees	21	61	59	99
Net Gains (losses):
Trading securities, including change in fair value	39	—	103	—
Securities available for sale (includes $148, $94, $292 and $233, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	148	94	292	233
Mortgage banking income	2,631	1,205	4,307	2,563
Real estate owned and other repossessed assets, net	(33)	(113)	(64)	(191)
Debit/credit card fees	1,221	1,177	2,156	2,126
Trust fees	461	473	926	942
Increase in cash surrender value of life insurance	397	433	782	866
Other income	83	66	140	107
Total non-interest income	6,671	5,852	12,744	11,671
Non-interest expense
Salaries and employee benefits	9,106	8,937	19,681	18,935
Occupancy	1,028	950	2,074	2,050
Equipment and data processing	2,208	2,372	4,501	4,526
Financial institutions tax	509	495	1,018	991
Advertising	465	290	854	525
Amortization of intangible assets	127	132	255	245
FDIC insurance premiums	297	288	628	578
Other insurance premiums	76	109	151	218
Legal and consulting fees	214	147	274	446
Other professional fees	562	499	1,150	890
Supervisory fees	34	42	68	84
Real estate owned and other repossessed asset expenses	17	34	56	70
Other expenses	1,333	1,235	2,940	2,572
Total non-interest expenses	15,976	15,530	33,650	32,130
Income before income taxes	12,789	11,755	23,313	22,100
Income tax expense (includes $31, $20, $61 and $49 income tax expense from reclassification items)	2,303	2,214	4,171	4,003
Net income	$10,486	$9,541	$19,142	$18,097

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income	$10,486	$9,541	$19,142	$18,097
Other comprehensive (loss) income
Unrealized gain (loss) on securities, available for sale, net of reclassifications and tax of $724, $381, $1,518 and $1,449, respectively	2,715	(1,433)	5,711	(5,453)
Unamortized unrealized losses on securities transferred from available for sale to held to maturity and then transferred back to available for sale	512	—	512	—
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $2, $8, $9 and $16, respectively	9	31	33	61
Total other comprehensive income (loss)	3,236	(1,402)	6,256	(5,392)
Comprehensive income	$13,722	$8,139	$25,398	$12,705
Earnings per share
Basic	$0.22	$0.19	$0.39	$0.36
Diluted	0.22	0.19	0.39	0.36

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2019	49,128,875	$177,492	$192,062	$(21,436)	$(38,784)	$309,334
Net income			8,656			8,656
Other comprehensive income				3,020		3,020
Stock option exercises	33,000	(187)			257	70
Stock option expense		6				6
Restricted stock grants	18,969	(148)			148	—
Restricted stock forfeitures	(834)	6			(6)	—
Restricted stock expense		143				143
Vesting of Long-term Incentive Plan	54,463	98			425	523
Cash dividend payments ($0.07 per share)			(3,432)			(3,432)
Treasury stock purchases	(381,785)				(3,611)	(3,611)
Balance March 31, 2019	48,852,688	$177,410	$197,286	$(18,416)	$(41,571)	$314,709
Net income			$10,486			10,486
Other comprehensive income				3,236		3,236
Stock option exercises	26,600	(157)			209	52
Restricted stock grants	11,489	(90)			90	—
Restricted stock expense		156				156
Cash dividend payments ($0.07 per share)			(3,417)			(3,417)
Treasury stock purchases	(821,987)	—			(7,668)	(7,668)
Balance June 30, 2019	48,068,790	$177,319	$204,355	$(15,180)	$(48,940)	$317,554

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2018	49,800,126	$177,458	$167,852	$(18,685)	$(32,360)	$294,265
Net income			8,556			8,556
Other comprehensive loss				(3,990)		(3,990)
Stock option exercises	68,801	(284)			513	229
Stock option expense		13				13
Restricted stock grants	27,702	(207)			207	—
Restricted stock forfeitures	(807)					—
Restricted stock expense		248			(6)	242
Vesting of Long-term Incentive Plan	36,871	69			275	344
Cash dividend payments ($0.06 per share)			(2,989)			(2,989)
Treasury stock purchases	(50,202)				(475)	(475)
Balance March 31, 2018	49,882,491	$177,297	$173,419	$(22,675)	$(31,846)	$296,195
Net income			9,541			9,541
Other comprehensive loss				(1,402)		(1,402)
Stock option exercises	1,300	(8)			11	3
Stock option expense		19				19
Restricted stock grants	30,283	(226)			226	—
Restricted stock expense		229				229
Cash dividend payments ($0.06 per share)			(2,995)			(2,995)
Treasury stock purchases	(10,000)				(106)	(106)
Balance June 30, 2018	49,904,074	$177,311	$179,965	$(24,077)	$(31,715)	$301,484

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$19,142	$18,097
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	10	269
Mortgage banking income	(1,066)	(4,760)
Changes in fair value on loans held for sale	(3,241)	2,197
Net losses on real estate owned and other repossessed assets sold	64	191
Net gain on available for sale securities sold	(292)	(233)
Net gain on trading securities sold and change in fair value	(103)	—
Purchases of trading securities	(238)	—
Amortization of premiums and accretion of discounts	3,886	2,781
Depreciation and amortization	1,474	1,359
Net change in interest receivable	(104)	(264)
Net change in interest payable	99	(133)
Net change in prepaid and other assets	(11,076)	(3,545)
Net change in other liabilities	16,604	705
Stock based compensation	305	503
Net principal disbursed on loans originated for sale	(151,061)	(165,861)
Proceeds from sale of loans held for sale	147,877	143,172
Cash used in payment of operating leases	(665)	—
Net change in right of use asset	(345)	—
Net change in deferred tax assets	(1,298)	3,547
Net change in cash surrender value of life insurance	(782)	(866)
Net cash from operating activities	19,190	(2,841)
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	5,310	5,488
Proceeds from the principal repayments and maturities of securities held to maturity	5,661	4,428
Proceeds from the sale of securities available for sale	58,294	10,361
Proceeds from the sale of real estate owned and other repossessed assets	722	674
Proceeds from the sale of loans held for investment	650	—
Proceeds from redemption of FHLB stock	5,085	—
Purchases of available for sale securities	(59,701)	—
Purchase of securities held to maturity	(2,000)	(3,000)
Purchases of premises and equipment	(1,657)	(893)
Principal disbursed on loans, net of repayments	(27,553)	(82,540)
Loans purchased	(26,509)	(18,246)
Net cash from investing activities	(41,698)	(83,728)
Cash Flows from Financing Activities
Net change in checking, savings and money market accounts	121,642	79,339
Net change in certificates of deposit	(75,616)	99,451
Net change in advance payments by borrowers for taxes and insurance	(1,857)	(5,785)
Net change in short-term FHLB advances	(10,000)	(60,000)
Net change in repurchase agreements and other borrowed funds	(78)	(6)
Proceeds from the exercise of stock options	122	232
Dividends paid	(6,849)	(5,984)
Purchase of treasury stock	(11,279)	(581)
Net cash from financing activities	16,085	106,666
Change in cash and cash equivalents	(6,423)	20,097
Cash and cash equivalents, beginning of period	60,985	46,880
Cash and cash equivalents, end of period	$54,562	$66,977

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

Home Savings conducts its business from its main office located in Youngstown, Ohio and 33 retail banking offices (32 in Ohio and one in Pennsylvania).  Home Savings also has residential mortgage loan centers servicing Ohio, West Virginia, western Pennsylvania, northern Kentucky, and eastern Indiana.

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

The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2018.

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

In June 2016, the FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13).   ASU 2016-13 adds a new Topic 326 to the Accounting Standards Codification (Codification) and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years, and for interim periods with those fiscal years, beginning after December 15, 2019.  Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements.  Management has aggregated and verified the necessary data and addressed any data-archiving improvements necessary for the implementation of this ASU. Management has evaluated various models and parallel calculations are being performed to refine the calculation. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 and should be accounted for in accordance with Topic 842, Leases.

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

There were no stock options granted under the 2015 Plan in the three or six months ended June 30, 2019  and zero and 50,000 options granted in the three and six months ended June 30, 2018. Pursuant to the terms of the 2015 Plan, any options granted must be exercised within 10 years from the date of grant.  Expenses related to prior stock option grants are included with salaries and employee benefits.  The Company recognized $- and $6,000 in stock option expense for the three and six months ended June 30, 2019, respectively.  The Company recognized $19,000 and $32,000 in stock option expense for the three and six months ended June 30, 2018, respectively.  The Company expects to recognize no additional stock option expense for the remainder of 2019.

A summary of option activity for the six months ended June 30, 2019 in the 2015 Plan, the 2007 Plan and the 1999 Plan is as follows:

	For the six months ended
	June 30, 2019
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	223,432	$3.93
Granted	—	—
Exercised	(59,600)	2.03
Forfeited and expired	—	—
Outstanding at end of period	163,832	4.63	$815
Shares subject to options exercisable at end of period	163,832	4.63	$815

Information related to stock options for the six months ended June 30, 2019 and 2018 follows:

	June 30, 2019	June 30, 2018
Intrinsic value of options exercised	$438,540	$450,486
Cash received from option exercises	122,000	232,000
Tax benefit realized from option exercises	15,565	67,298
Weighted average fair value of options granted, per share	$—	$1.54

Information related to stock options granted during the six months ended June 30, 2018 were as follows:

Six Months Ended
June 30, 2018
Risk-free interest rate	2.69%
Expected term (years)	5
Expected stock volatility	19.86%
Dividend yield	2.48%

As of June 30, 2019, there were no nonvested stock options outstanding.

Outstanding stock options at June 30, 2019 have a weighted average remaining life of 4.04 years and may be exercised in the range of $1.20 to $9.66 per share.

Restricted Stock Awards:

The 2007 Plan permitted and the 2015 Plan permits the issuance of restricted stock awards to eligible employees and nonemployee directors. Nonvested shares at June 30, 2019 aggregated 123,378, of which 21,953 are expected to vest during the remainder of 2019, 35,233 in 2020, 58,834 in 2021 and 7,358 in 2022. Expense related to restricted stock awards is charged to salaries and employee benefits and is recognized over the vesting period of the awards based on the fair value of the shares at the grant date. The Company recognized approximately $156,000 and $299,000 in restricted stock award expense for the three and six months ended June 30, 2019. The Company recognized approximately $229,000 and $471,000 in restricted stock award expense for the three and six months ended June 30, 2018.  The Company expects to recognize additional expenses related to restricted stock awards of approximately $261,000 in 2019, $321,000 in 2020, $153,000 in 2021 and $43,000 in 2022.  The total average per share fair value of shares vested during the three and six months ended June 30, 2019 was $9.36 and $9.62.

A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2019 is as follows:

	For the six months ended
	June 30, 2019
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	210,713	$8.15
Granted	30,458	$9.42
Vested	(116,959)	$6.92
Forfeited	(834)	$9.10
Nonvested shares at end of period	123,378	$9.63

Annual Incentive Plan

The Annual Incentive Plan (AIP) provides incentive compensation awards to certain officers of the Company. Annual incentive awards are generally based upon the actual performance of the Company and individual participant performance for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve-month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the AIP are calculated, they are paid in cash and/or restricted stock. The restricted stock vests equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $44,000 and $70,000 in expense for the restricted stock portion of the AIP for the three and six months ended June 30, 2019 and $217,000 and $917,000 for the cash portion of the AIP for the three and six months ended June 30, 2019.  The Company incurred $95,000 and $190,000 in expense for the restricted stock portion of the AIP for the three and six months ended June 30, 2018 and $426,000 and $871,000 for the cash portion of the AIP for the six months ended June 30, 2018, respectively.

Long-term Incentive Plan

The Long-term Incentive Plan (LTIP) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (PSUs).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $184,000and $366,000 for the LTIP for the three and six months ended June 30, 2019.  The Company incurred $212,000 and $381,000 in expense for the LTIP for the three and six months ended June 30, 2018.

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

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	June 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$64,337	$1,453		$65,790
States and municipalities	35,085	940		36,025
Corporate debt securities	13,204	159	(3)	13,360
Collateralized mortgage obligations (CMO)	54,773	1,356	(22)	56,107
Mortgage-backed securities (MBS)	149,168	265	(1,706)	147,727
Total	$316,567	$4,173	$(1,731)	$319,009

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$97,785	$—	$(2,204)	$95,581
States and municipalities	48,167	107	(528)	47,746
Corporate debt securities	2,000	4	—	2,004
Collateralized mortgage obligations (CMO)	21,979	143	(14)	22,108
Mortgage-backed securities (MBS)	76,495	23	(2,314)	74,204
Total	$246,426	$277	$(5,060)	$241,643

During the second quarter of 2019, the Company elected to transfer it’s held to maturity securities portfolio to the available for sale portfolio.  At the time of transfer, the securities had an amortized cost of $74.6 million and a fair value of $72.5 million.  Due to the continued decline in interest rates, the Company elected to move the securities into available for sale to provide more opportunities to reposition the portfolio.

Components of the held to maturity securities portfolio at December 31, 2018 are as follows:

	December 31, 2018
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed securities (MBS)	$64,442	$—	$(2,327)	$62,115
States and municipalities	13,049	20	(109)	12,960
Total	$77,491	$20	$(2,436)	$75,075

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	June 30, 2019
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$2,000	$2,021
Due after one year through five years	19,010	19,349
Due after five years through ten years	60,026	61,309
Due after ten years	31,590	32,496
MBS and CMO	203,941	203,834
Total	$316,567	$319,009

Securities pledged for public funds were approximately $160.1 million at June 30, 2019 and approximately $108.7 million at December 31, 2018.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at June 30, 2019 are as follows:

	June 30, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized loss	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
U.S. Treasury and agency securities	$—	$—	$—	$—	$—	$—
States and municipalities	—	—	—	—	—	—
Corporate debt securities	503	(3)	—	—	503	(3)
Collateralized mortgage obligations (CMO)	7,803	(22)	—	—	7,803	(22)
Mortgage-backed securities (MBS)	—	—	108,254	(1,706)	108,254	(1,706)
Total temporarily impaired securities	$8,306	$(25)	$108,254	$(1,706)	$116,560	$(1,731)

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

June 30, 2019six months ended June 30, 2019

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

During the third quarter of 2015, Home Savings transferred securities with a total amortized cost of $105.3 million with a corresponding fair value of $103.8 million from available for sale to held to maturity.  The net unrealizable loss, net of taxes, on these securities at the date of transfer was $999,000.  The fair value at the date of transfer becomes the securities’ new cost basis.  The unrealized holding loss at the time of transfer continues to be reported in accumulated other comprehensive income, net of tax, and is amortized over the remaining lives of the securities as an adjustment of the yield.  The amortization of the unamortized holding loss reported in accumulated other comprehensive income will directly offset the effect on interest income from the accretion of the reduced amortized cost for the transferred securities.  Because of this transfer, the total losses less than 12 months and greater than 12 months reported in the table above for the period ending December 31, 2018, will not agree to the unrealized losses reported in the inventory of held to maturity securities.  The inventory table reports unrealized gains and losses based upon the transferred securities adjusted cost basis and current fair value.  The reporting of losses less than 12 months and greater than 12 months represents that actual period of time that these securities have been in an unrealized loss position and the securities amortized cost basis as if the transfer did not occur.  These securities were transferred to available for sale from held to maturity in the second quarter of 2019.

All of the securities in available for sale that were temporarily impaired at June 30, 2019 were impaired due to the level of interest rates at the time of purchase compared to current interest rates. All of the securities in available for sale and held to maturity that were temporarily impaired at December 31, 2018 were also impaired due to the level of interest rates at the time of purchase compared to interest rates at that time.  Unrealized losses on these securities have not been recognized into income for the three and six months ended June 30, 2019 or 2018 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

Proceeds from the sale of available for sale securities were $42.6 million and $5.7 million for the three months ended June 30, 2019 and 2018, respectively.  Gross gains of $180,000 and $94,000 were realized on these sales during the three months ended June 30, 2019 and 2018, respectively.  Gross losses of $32,000 and $0 were realized during the three months ended June 30, 2019 and 2018, respectively.

Proceeds from the sale of available for sale securities were $58.3 million and $10.4 million, for the six months ended June 30, 2019 and 2018, respectively.  Gross gains of $324,000 and $233,000 were realized on these sales during the six months ended June 30, 2019 and 2018, respectively. Gross losses of $32,000 and $0 were realized during the six months ended June 30, 2019 and 2018, respectively.

6.	LOANS

Portfolio loans consist of the following:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Commercial loans
Multifamily	$154,630	$134,143
Nonresidential	414,780	409,979
Land	16,955	16,830
Construction	138,043	141,686
Secured	243,044	233,306
Unsecured	6,854	6,987
Total commercial loans	974,306	942,931
Residential mortgage loans
One-to four-family	942,698	927,255
Construction	46,196	43,435
Total residential mortgage loans	988,894	970,690
Consumer loans
Home equity	184,676	185,661
Auto	82,715	78,686
Marine	1,097	1,206
Recreational vehicle	3,433	4,347
Other	7,610	7,141
Total consumer loans	279,531	277,041
Total loans	2,242,731	2,190,662
Less:
Allowance for loan losses	20,482	20,443
Deferred loan costs, net	(7,077)	(6,623)
Total	13,405	13,820
Loans, net	$2,229,326	$2,176,842

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of June 30, 2019 and December 31, 2018 and activity for the three and six months ended June 30, 2019 and 2018.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended June 30, 2019
Beginning balance	$12,114	$5,823	$2,509	$20,446
Provision (recovery)	263	(312)	(2)	(51)
Charge-offs	—	(79)	(115)	(194)
Recoveries	170	26	85	281
Ending balance	$12,547	$5,458	$2,477	$20,482
For the six months ended June 30, 2019
Beginning balance	$11,875	$5,923	$2,645	$20,443
Provision	444	(490)	56	10
Charge-offs	(88)	(99)	(440)	(627)
Recoveries	316	124	216	656
Ending balance	$12,547	$5,458	$2,477	$20,482
As of June 30, 2019
Period-end amount allocated to:
Loans individually evaluated for impairment	$857	$669	$290	1,816
Loans collectively evaluated for impairment	11,690	4,789	2,187	18,666
Ending balance	$12,547	$5,458	$2,477	$20,482
Period-end balances:
Loans individually evaluated for impairment	7,680	12,402	5,057	25,139
Loans collectively evaluated for impairment	966,626	976,492	274,474	2,217,592
Ending balance	$974,306	$988,894	$279,531	$2,242,731

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
For the three months ended June 30, 2018
Beginning balance	$13,095	$5,701	$2,814	$21,610
Provision (recovery)	(263)	180	(55)	(138)
Charge-offs	(75)	(96)	(83)	(254)
Recoveries	51	82	54	187
Ending balance	$12,808	$5,867	$2,730	$21,405
For the six months ended June 30, 2018
Beginning balance	$12,542	$5,860	$2,800	$21,202
Provision	133	87	49	269
Charge-offs	(75)	(181)	(269)	(525)
Recoveries	208	101	150	459
Ending balance	$12,808	$5,867	$2,730	$21,405
As of December 31, 2018
Period-end amount allocated to:
Loans individually evaluated for impairment	$103	$798	$300	1,201
Loans collectively evaluated for impairment	11,772	5,125	2,345	19,242
Ending balance	$11,875	$5,923	$2,645	$20,443
Period-end balances:
Loans individually evaluated for impairment	2,017	13,086	5,491	20,594
Loans collectively evaluated for impairment	940,914	957,604	271,550	2,170,068
Ending balance	$942,931	$970,690	$277,041	$2,190,662

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  As of June 30, 2019, the Company evaluated 28 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

The following table presents loans individually evaluated for impairment by class of loans as of and for six months ended June 30, 2019:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$155	$—	$—	$57	$1	$1
Nonresidential	2,942	2,801	—	1,019	17	17
Land	—	—	—	—	—	—
Construction	2,446	—	—	—	—	—
Secured	235	—	—	—	—	—
Unsecured	474	—	—	—	—	—
Total commercial loans	6,252	2,801	—	1,076	18	18
Residential mortgage loans
One-to four-family	5,579	4,792	—	4,672	64	55
Construction	—	—	—	—	—	—
Total residential mortgage loans	5,579	4,792	—	4,672	64	55
Consumer loans
Home equity	1,041	926	—	912	7	6
Auto	33	25	—	19	—	—
Marine	354	105	—	118	—	—
Recreational vehicle	386	49	—	95	4	4
Other	—	—	—	—	—	—
Total consumer loans	1,814	1,105	—	1,144	11	10
Total	$13,645	$8,698	$—	$6,892	$93	$83
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	—	—	—	1,301	45	37
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	5,654	4,879	857	1,947	137	137
Unsecured	—	—	—	—	—	—
Total commercial loans	5,654	4,879	857	3,248	182	174
Residential mortgage loans
One-to four-family	7,741	7,610	669	8,077	239	202
Construction	—	—	—	—	—	—
Total residential mortgage loans	7,741	7,610	669	8,077	239	202
Consumer loans
Home equity	3,620	3,535	274	3,680	110	97
Auto	—	—	—	—	—	—
Marine	86	86	1	89	2	2
Recreational vehicle	343	331	15	314	11	10
Other	—	—	—	—	—	—
Total consumer loans	4,049	3,952	290	4,083	123	109
Total	17,444	16,441	1,816	15,408	544	485
Total impaired loans	$31,089	$25,139	$1,816	$22,300	$637	$568

The following table presents loans individually evaluated for impairment by class of loans as of and for six months ended June 30, 2018:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$28	$—	$—	$—	$—	$—
Nonresidential	630	137	—	100	4	4
Land	706	—	—	6	—	—
Construction	2,457	—	—	—	—	—
Secured	1,115	907	—	901	—	—
Unsecured	184	—	—	—	—	—
Total commercial loans	5,120	1,044	—	1,007	4	4
Residential mortgage loans
One-to four-family	6,918	5,994	—	5,602	74	58
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,918	5,994	—	5,602	74	58
Consumer loans
Home equity	1,496	1,224	—	1,087	11	10
Auto	29	22	—	33	—	—
Marine	553	181	—	181	—	—
Recreational vehicle	520	100	—	122	4	4
Other	1	—	—	6	—	—
Total consumer loans	2,599	1,527	—	1,429	15	14
Total	$14,637	$8,565	$—	$8,038	$93	$76
With a specific allowance recorded
Commercial loans
Multifamily	$422	$275	$28	$275	$—	$—
Nonresidential	1,235	1,232	13	1,356	52	44
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	819	568	473	579	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	2,476	2,075	514	2,210	52	44
Residential mortgage loans
One-to four-family	8,574	8,461	834	9,793	233	195
Construction	—	—	—	—	—	—
Total residential mortgage loans	8,574	8,461	834	9,793	233	195
Consumer loans
Home equity	4,282	4,201	295	4,505	123	110
Auto	—	—	—	—	—	—
Marine	95	95	1	97	2	2
Recreational vehicle	393	381	17	393	11	10
Other	—	—	—	—	—	—
Total consumer loans	4,770	4,677	313	4,995	136	122
Total	15,820	15,213	1,661	16,998	421	361
Total impaired loans	$30,457	$23,778	$1,661	$25,036	$514	$437

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$443	$170	$—
Nonresidential	588	130	—
Land	—	—	—
Construction	2,447	—	—
Secured	806	—	—
Unsecured	474	—	—
Total commercial loans	4,758	300	—
Residential mortgage loans
One-to four-family	5,840	4,908	—
Construction	—	—	—
Total residential mortgage loans	5,840	4,908	—
Consumer loans
Home equity	1,084	957	—
Auto	25	17	—
Marine	502	145	—
Recreational vehicle	592	172	—
Other	—	—	—
Total consumer loans	2,203	1,291	—
Total	$12,801	$6,499	$—
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	1,186	1,186	12
Land	—	—	—
Construction	—	—	—
Secured	989	531	91
Unsecured	—	—	—
Total commercial loans	2,175	1,717	103
Residential mortgage loans
One-to four-family	8,298	8,178	798
Construction	—	—	—
Total residential mortgage loans	8,298	8,178	798
Consumer loans
Home equity	3,925	3,842	283
Auto	—	—	—
Marine	91	91	1
Recreational vehicle	279	267	16
Other	—	—	—
Total consumer loans	4,295	4,200	300
Total	14,768	14,095	1,201
Total impaired loans	$27,569	$20,594	$1,201

The following table presents loans individually evaluated for impairment by class of loans for the three months ended June 30, 2019:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$—		$—
Nonresidential	1,464	16	16
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1,464	16	16
Residential mortgage loans
One-to four-family	4,554	35	35
Construction	—	—	—
Total residential mortgage loans	4,554	35	35
Consumer loans
Home equity	889	6	6
Auto	20	—	—
Marine	105	—	—
Recreational vehicle	56	2	2
Other	—	—	—
Total consumer loans	1,070	8	8
Total	$7,088	$59	$59
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	1,359	—	—
Land	—	—	—
Construction	—	—	—
Secured	2,656	134	134
Unsecured	—	—	—
Total commercial loans	4,015	134	134
Residential mortgage loans
One-to four-family	8,027	92	91
Construction	—	—	—
Total residential mortgage loans	8,027	92	91
Consumer loans
Home equity	3,600	49	48
Auto	—	—	—
Marine	88	1	1
Recreational vehicle	338	5	5
Other	—	—	—
Total consumer loans	4,026	55	54
Total	16,068	281	279
Total impaired loans	$23,156	$340	$338

The following table presents loans individually evaluated for impairment by class of loans for the three months ended June 30, 2018:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	78	1	1
Land	5	—	—
Construction	—	—	—
Secured	905	—	—
Unsecured	—	—	—
Total commercial loans	988	1	1
Residential mortgage loans
One-to four-family	5,683	30	30
Construction	—	—	—
Total residential mortgage loans	5,683	30	30
Consumer loans
Home equity	1,101	6	6
Auto	42	—	—
Marine	181	—	—
Recreational vehicle	108	2	2
Other	8	—	—
Total consumer loans	1,440	8	8
Total	$8,111	$39	$39
With a specific allowance recorded
Commercial loans
Multifamily	$275	$—	$—
Nonresidential	1,323	22	22
Land	—	—	—
Construction	—	—	—
Secured	563	—	—
Unsecured	—	—	—
Total commercial loans	2,161	22	22
Residential mortgage loans
One-to four-family	9,340	98	96
Construction	—	—	—
Total residential mortgage loans	9,340	98	96
Consumer loans
Home equity	4,338	57	56
Auto	—	—	—
Marine	96	1	1
Recreational vehicle	387	5	5
Other	—	—	—
Total consumer loans	4,821	63	62
Total	16,322	183	180
Total impaired loans	$24,433	$222	$219

Home Savings reclassifies a collateralized mortgage loan and a consumer loan secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at June 30, 2019 and December 31, 2018, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	June 30, 2019		December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$3,847	$3,686	$3,687	$3,636
Consumer loans in process of foreclosure	358	350	700	685

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of June 30, 2019:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of June 30, 2019

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	2,688	—
Land	—	—
Construction	—	—
Secured	4,678	—
Unsecured	—	—
Total commercial loans	7,366	—
Residential mortgage loans
One-to four-family	4,365	—
Construction	—	—
Total residential mortgage loans	4,365	—
Consumer Loans
Home equity	936	—
Auto	57	—
Marine	105	—
Recreational vehicle	34	—
Other	9	—
Total consumer loans	1,141	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$12,872	$—

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of December 31, 2018:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2018

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$171	$—
Nonresidential	13	—
Land	—	—
Construction	—	—
Secured	531	—
Unsecured	—	—
Total commercial loans	715	—
Residential mortgage loans
One-to four-family	4,170	—
Construction	—	—
Total residential mortgage loans	4,170	—
Consumer Loans
Home equity	1,223	—
Auto	131	—
Marine	145	—
Recreational vehicle	145	—
Other	10	—
Total consumer loans	1,654	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$6,539	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of June 30, 2019:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$154,630	$154,630
Nonresidential	104	1,681	—	1,785	412,995	414,780
Land	—	—	—	—	16,955	16,955
Construction	—	—	—	—	138,043	138,043
Secured	24	44	427	495	242,549	243,044
Unsecured	—	—	—	—	6,854	6,854
Total commercial loans	128	1,725	427	2,280	972,026	974,306
Residential mortgage loans
One-to four-family	3,059	765	3,867	7,691	935,007	942,698
Construction	—	—	—	—	46,196	46,196
Total residential mortgage loans	3,059	765	3,867	7,691	981,203	988,894
Consumer Loans:
Home equity	1,166	319	893	2,378	182,298	184,676
Automobile	254	49	57	360	82,355	82,715
Marine	—	—	105	105	992	1,097
Recreational vehicle	59	73	34	166	3,267	3,433
Other	31	11	9	51	7,559	7,610
Total consumer loans	1,510	452	1,098	3,060	276,471	279,531
Total loans	$4,697	$2,942	$5,392	$13,031	$2,229,700	$2,242,731

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2018:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$171	$171	$133,972	$134,143
Nonresidential	—	—	—	—	409,979	409,979
Land	—	—	—	—	16,830	16,830
Construction	—	—	—	—	141,686	141,686
Secured	195	—	531	726	232,580	233,306
Unsecured	—	—	—	—	6,987	6,987
Total commercial loans	195	—	702	897	942,034	942,931
Residential mortgage loans
One-to four-family	2,139	882	3,470	6,491	920,764	927,255
Construction	—	—	—	—	43,435	43,435
Total residential mortgage loans	2,139	882	3,470	6,491	964,199	970,690
Consumer Loans:
Home equity	658	295	1,147	2,100	183,561	185,661
Automobile	283	112	131	526	78,160	78,686
Marine	—	—	145	145	1,061	1,206
Recreational vehicle	548	—	145	693	3,654	4,347
Other	33	—	10	43	7,098	7,141
Total consumer loans	1,522	407	1,578	3,507	273,534	277,041
Total loans	$3,856	$1,289	$5,750	$10,895	$2,179,767	$2,190,662

As of June 30, 2019 and December 31, 2018, the Company has a recorded investment in troubled debt restructurings of $15.3 million and $16.6 million, respectively.  The Company allocated $989,000 of specific allowance for those loans at June 30, 2019 and $1.1 million at December 31, 2018.  The Company has committed to lend, to existing troubled debt restructuring relationships, additional amounts totaling up to $45,000 and $41,000 at June 30, 2019 and December 31, 2018, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	1	824	824
Unsecured	—	—	—
Total commercial loans	1	824	824
Residential mortgage loans
One-to four-family	—	—	—
Construction	—	—	—
Total residential mortgage loans	—	—	—
Consumer loans
Home equity	1	40	44
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	1	40	44
Total restructured loans	2	$864	$868

The troubled debt restructurings described above increased the allowance for loan losses by $1,000 and resulted in no charge-offs during the three months ended June 30, 2019.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ended June 30, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	—	—	—
Land	—	—	—
Construction	—	—	—
Secured	1	824	824
Unsecured	—	—	—
Total commercial loans	1	824	824
Residential mortgage loans
One-to four-family	1	335	355
Construction	—	—	—
Total residential mortgage loans	1	335	355
Consumer loans
Home equity	1	40	44
Auto	—	—	—
Marine	—	—	—
Recreational vehicle
Other	—	—	—
Total consumer loans	1	40	44
Total restructured loans	3	$1,199	$1,223

The troubled debt restructurings described above increased the allowance for loan losses by $1,000 and resulted in no charge-offs during the six months ended June 30, 2019.

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

The troubled debt restructurings described above increased the allowance for loans losses by $3,000 and resulted in no charge-offs during the three months ended June 30, 2018.

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

The troubled debt restructurings described above increased the allowance for loans losses by $3,000 and resulted in no charge-offs during the six months ended June 30, 2018.

There were no loans modified as troubled debt restructurings for which there was a payment default within a twelve-month cycle following the modification during the period ended June 30, 2019.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended June 30, 2018:

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

As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

June 30, 2019

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$142,730	$10,824	$1,076	$—	$—	$1,076	$154,630
Nonresidential	389,262	15,346	10,172	—	—	10,172	414,780
Land	16,955	—	—	—	—	—	16,955
Construction	135,658	2,385	—	—	—	—	138,043
Secured	220,556	3,065	19,423	—	—	19,423	243,044
Unsecured	6,771	—	83	—	—	83	6,854
Total commercial loans	911,932	31,620	30,754	—	—	30,754	974,306
Residential mortgage loans
One-to four-family	937,532	96	5,070	—	—	5,070	942,698
Construction	46,196	—	—	—	—	—	46,196
Total residential mortgage loans	983,728	96	5,070	—	—	5,070	988,894
Consumer Loans
Home equity	183,700	—	976	—	—	976	184,676
Auto	82,658	—	57	—	—	57	82,715
Marine	992	—	105	—	—	105	1,097
Recreational vehicle	3,399	—	34	—	—	34	3,433
Other	7,597	—	13	—	—	13	7,610
Total consumer loans	278,346	—	1,185	—	—	1,185	279,531
Total loans	$2,174,006	$31,716	$37,009	$—	$—	$37,009	$2,242,731

December 31, 2018

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$133,972	$—	$171	$—	$—	$171	$134,143
Nonresidential	378,160	18,420	13,399	—	—	13,399	409,979
Land	16,830	—	—	—	—	—	16,830
Construction	139,540	2,146	—	—	—	—	141,686
Secured	214,924	2,184	16,198	—	—	16,198	233,306
Unsecured	6,894	—	93	—	—	93	6,987
Total commercial loans	890,320	22,750	29,861	—	—	29,861	942,931
Residential mortgage loans
One-to four-family	921,694	591	4,970	—	—	4,970	927,255
Construction	43,435	—	—	—	—	—	43,435
Total residential mortgage loans	965,129	591	4,970	—	—	4,970	970,690
Consumer Loans
Home equity	184,438	—	1,223	—	—	1,223	185,661
Auto	78,551	—	135	—	—	135	78,686
Marine	1,061	—	145	—	—	145	1,206
Recreational vehicle	4,221	—	126	—	—	126	4,347
Other	7,131	—	10	—	—	10	7,141
Total consumer loans	275,402	—	1,639	—	—	1,639	277,041
Total loans	$2,130,851	$23,341	$36,470	$—	$—	$36,470	$2,190,662

Purchased Credit Impaired Loans:

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  As of June 30, 2019 and December 31, 2018 there were no outstanding purchase credit impaired loans.

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended	Three Months Ended	For the six months ended	For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)		(Dollars in thousands)
Beginning of period	$—	$110	$—	$110
Accretion of income	—	6	—	6
Balance at end of period	$—	$104	$—	$104

For the purchased credit impaired loans disclosed above, there was no change in the allowance for loan losses for the three and six months ended June 30, 2019 and 2018.

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.  The carrying amounts of such loans are as follows:

	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Loans at beginning of period	$—	$1,194
Loans purchased during the period	—	—
Loans at end of period	—	1,091

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.4 billion as of June 30, 2019 and $1.4 billion as of December 31, 2018. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

The principal balances of mortgage loans serviced for others are as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$1,018,365	$1,016,097
FNMA	395,438	347,294
Private investor	11,641	15,049

Customer escrow balances with loans serviced for FHLMC, FNMA and the private investor totaled $15.1 million and $16.3 million at June 30, 2019 and December 31, 2018, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$8,041	$6,843	$7,704	$6,681
Originations	703	641	1,486	1,303
Amortized to expense	(553)	(542)	(999)	(1,042)
Balance, end of period	8,191	6,942	8,191	6,942
Less valuation allowance	(1,565)	(20)	(1,565)	(20)
Net balance	$6,626	$6,922	$6,626	$6,922

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$(569)	$—	$(70)	$(9)
Impairment charges	(996)	(20)	(1,495)	(20)
Recoveries	—	—	—	9
Balance, end of period	$(1,565)	$(20)	$(1,565)	$(20)

The fair value of mortgage servicing rights as of June 30, 2019, was approximately $10.5 million and at December 31, 2018, the fair value was approximately $12.2 million.

Key economic assumptions in measuring the value of mortgage servicing rights at June 30, 2019, and December 31, 2018, were as follows:

	June 30, 2019	December 31, 2018
Weighted average prepayment rate	266 PSA	145 PSA
Weighted average life (in years)	5.27	7.26
Weighted average discount rate	11.00%	11.00%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Real estate owned and other repossessed assets	$1,113	$1,396
Valuation allowance	(158)	(308)
End of period	$955	$1,088

Activity in the valuation allowance was as follows:

	Three Months Ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Beginning of period	$318	$287	$308	$403
Additions charged to expense	17	10	36	33
Sales of real estate owned with a valuation allowance	(177)	(49)	(186)	(188)
End of period	$158	$248	$158	$248

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Net loss on sales	$16	$103	$28	$158
Provision for unrealized losses	17	10	36	33
Operating expenses, net of rental income	17	34	56	70
Total expenses	$50	$147	$120	$261

9.	FAIR VALUE MEASUREMENT

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

United Community uses the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Trading securities:  The fair values of trading securities are determined by obtaining quoted prices from a counterparty who makes a market in the securities (Level 1 inputs).  For securities where quoted prices are not available, fair value is calculated based on the market price of similar securities discounted for the price that certain bidders are willing to pay for the securities (Level 2).

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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2019 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Trading securities	$705	$234	$471	$—
Available for sale securities
U.S. Treasury and agency securities	65,790	—	65,790	—
States and municipalities	36,025	—	36,025	—
Corporate debt securities	13,360	—	13,360	—
Collateralized mortgage obligations	56,107	—	56,107	—
Mortgage-backed securities	147,727	—	147,727	—
Loans held for sale, at fair value	97,477	—	27,912	69,565
Purchased certificate of deposit option	279	—	279	—
Interest rate swaps	121	—	121	—
Liabilities
Written certificate of deposit option	279	—	279	—
Interest rate swaps	133	—	133	—

		Fair Value Measurements at December 31, 2018 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Trading securities	$364	$364	—	—
Available for sale securities
U.S. Treasury and agency securities	95,581	—	95,581	—
States and municipalities	47,746	—	47,746	—
Corporate debt securities	2,004	—	2,004	—
Collateralized mortgage obligations	22,108	—	22,108	—
Mortgage-backed securities	74,204	—	74,204	—
Loans held for sale, at fair value	91,472	—	11,221	80,251
Purchased certificate of deposit option	261	—	261	—
Interest rate swaps	56	—	56	—
Liabilities
Written certificate of deposit option	261	—	261	—
Interest rate swaps	62	—	62	—

There were no transfers between Level 1 and Level 2 during the first and second quarters of 2019 or fiscal year 2018.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2019 and 2018.

	Loans Held for Sale, At Fair Value
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$65,796	$64,552	$80,251	$65,016
Total gains (losses) for the period
Included in change in fair value of loans held for sale	1,581	19	2,650	(2,139)
Included in other comprehensive income	—	—	—	—
Originations/Draws on construction perm loans	30,633	35,517	53,730	62,327
Amortization	—	—	—	—
Sales	(28,445)	(23,398)	(67,066)	(48,514)
Balance of recurring Level 3 assets at end of period	$69,565	$76,690	$69,565	$76,690

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2019:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Construction loans held for sale	$69,565	Comparable sales	Time discount	0.00-0.39%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2018:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Construction loans held for sale	$80,251	Comparable sales	Time discount	0.00-1.05%

The fair value of loans held for sale, at fair value was determined using pricing from a quoted market, discounted for the length of time to the completion of the construction project.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2019 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Secured Commercial	3,807	—	—	3,807
Residential loans
One-to four-family residential	241	—	—	241
Consumer loans
Marine	105	—	—	105
Recreational vehicle	4	—	—	4
Mortgage servicing rights	2,610	—	2,610	—
Other real estate owned, net
Commercial loans
Construction loans	63	—	—	63
Residential loans
One-to four-family residential	66	—	—	66

		Fair Value Measurements at December 31, 2018 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Secured	$419	$—	$—	$419
Residential loans
One-to four-family residential	540	—	—	540
Consumer loans
Auto	8	—	—	8
Mortgage servicing rights	2,990	—	2,990	—
Other real estate owned, net
Commercial loans
Auto	181	—	—	181
Residential loans
One-to four-family residential	121	—	—	121

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $4.2 million at June 30, 2019, that includes a specific valuation allowance of $828,000. This resulted in an increase of the provision for loan losses of $86,000 and $122,000 during the three and six months ended June 30, 2019, respectively. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $432,000 at June 30, 2018, which includes a specific valuation allowance of $490,000. This resulted in an increase in the provision for loan losses of $252,000 and $479,000 for the three and six months ended June 30, 2018.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $967,000 at December 31, 2018, that includes a specific valuation allowance of $69,000.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At June 30, 2019, mortgage servicing rights carried at fair value totaled $2.6 million with a valuation allowance of $1.6 million.  At June 30, 2018, $240,000 mortgage servicing rights were carried at fair value, resulting in a net valuation allowance of $20,000.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  Net impairment reflected in mortgage servicing rights valuation totaled $996,000 and $1.5 million for the three and six months ended June 30, 2019.  A net impairment reflected in other income totaled $20,000 and $11,000 for the three and six months ended June 30, 2018.  The value reflects the characteristics of the underlying loans.

At June 30, 2019, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $129,000, with a valuation allowance of $158,000. This resulted in expense of $17,000 and $36,000 during the three and six months ended June 30, 2019.  At June 30, 2018, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, and had a net carrying amount of $286,000 with a valuation allowance of $248,000. This resulted in expense of $10,000 and $33,000 during the three and six months ended June 30, 2018. At December 31, 2018, other real estate owned had a net carrying amount of $302,000, with a valuation allowance of $308,000.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at June 30, 2019:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Secured Commercial	3,807	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Residential loans
One-to four-family residential	241	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Marine	105	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Recreational vehicle	4	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Other real estate owned, net
Commercial loans
Construction loans	63	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-50.00% (45.85%)
Residential loans
One-to four-family residential	66	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-14.22% (14.22%)

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

The Company has elected the fair value option for newly originated residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Aggregate fair value	$97,477	$91,472
Contractual balance	90,495	87,731
Gain	6,982	3,741

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2019 and 2018 for loans held for sale, at fair value were:

	For the Three Months Ended		For the six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(Dollars in thousands)
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—
Change in fair value	2,162	285	3,241	(2,197)
Total change in fair value	$2,162	$285	$3,241	$(2,197)

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at June 30, 2019 and December 31, 2018, were as follows:

		Fair Value Measurements at June 30, 2019 Using:
	June 30,
	2019
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$54,562	$54,562	$—	$—
Trading securities	705	234	471	—
Available for sale securities	319,009	—	319,009	—
Held to maturity securities	—	—	—	—
Loans held for sale, at fair value	97,477	—	27,912	69,565
Loans, net	2,229,326	—	—	2,225,425
Purchased certificate of deposit option	279	—	279	—
Interest rate swaps	121	—	121	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,427,080)	(1,427,080)	—	—
Certificates of deposit	(832,099)	—	(832,695)	—
FHLB advances	(233,000)	—	(233,000)	—
Repurchase agreements and other	(146)	—	(143)	—
Written certificate of deposit option	(279)	—	(279)	—
Interest rate swaps	(133)	—	(133)	—

		Fair Value Measurements at December 31, 2018 Using:
	December 31,
	2018
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$60,985	$60,985	$—	$—
Trading securities	364	364	—	—
Available for sale securities	241,643	—	241,643	—
Held to maturity securities	77,491	—	71,206	3,869
Loans held for sale, at fair value	91,472	—	11,221	80,251
Loans, net	2,176,842	—	—	2,138,319
Purchased certificate of deposit option	261	—	261	—
Interest rate swaps	56		56	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,305,439)	(1,305,439)	—	—
Certificates of deposit	(907,781)	—	(904,198)	—
FHLB advances	(243,000)	—	(243,000)	—
Repurchase agreements and other	(224)	—	(213)	—
Written certificate of deposit option	(261)	—	(261)	—
Interest rate swaps	(62)	—	(62)	—

10.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Six Months Ended June 30,
	2019	2018
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$14,872	$10,016
Income taxes	7,125	500
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	653	489
Transfer from held to maturity securities to available for sale securities	74,560	—
Accretion of securities held to maturity	42	77
Right of use asset recorded	5,469	—

11.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights that are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. There were 50,000 stock options that were anti-dilutive for the three and six months ended June 30, 2019 and June 30, 2018.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$10,486	$9,541	$19,142	$18,097
Net income allocated to participating securities	(27)	(41)	(66)	(91)
Net income allocated to common stock	$10,459	$9,500	$19,076	$18,006

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$3,407	$2,982	$6,827	$5,954
Undistributed earnings allocated to common stock	7,052	6,518	12,249	12,052
Net income allocated to common stock	$10,459	$9,500	$19,076	$18,006
Weighted average common shares outstanding, including shares considered participating securities	48,589	49,906	48,805	49,877
Less: Average participating securities	(126)	(212)	(167)	(250)
Weighted average shares	48,463	49,694	48,638	49,627
Basic earnings per common share	$0.22	$0.19	$0.39	$0.36

Diluted earnings per common share computation:
Net income allocated to common stock	$10,459	$9,500	$19,076	$18,006
Weighted average common shares outstanding for basic earnings per common share	48,463	49,694	48,638	49,627
Add: Dilutive effects of assumed exercises of stock options and LTIP awards	181	250	201	262
Weighted average shares and dilutive potential common shares	48,644	49,944	48,839	49,889
Diluted earnings per common share	$0.22	$0.19	$0.39	$0.36

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, accretion of unrealized losses on held to maturity securities, the transfer of the held to maturity securities portfolio to available for sale and disproportionate tax effects. The change includes reclassification of net gains or (losses) on sales of securities of $148,000 and $94,000 for the three months ended June 30, 2019 and 2018, respectively, and $292,000 and $233,000 for the six months ended June 30, 2019 and 2018, respectively.  Reclassifications also includes accretion of unrealized losses on held to maturity securities.

Other comprehensive income (loss) components and related tax effects for the three-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
June 30, 2019	(Dollars in thousands)
Balances at beginning of period, net of tax	$(785)	$(17,110)	$(521)	$(18,416)
Other comprehensive income before reclassifications	3,344	—	—	3,344
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	9	9
Transfer of held to maturity securities to available for sale	(512)	—	512	—
Reclassification adjustment for gains realized in income	(117)	—	—	(117)
Net current period other comprehensive income	2,715	—	521	3,236
Balances at end of period, net of tax	$1,930	$(17,110)	$—	$(15,180)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
June 30, 2018	(Dollars in thousands)
Balances at beginning of period, net of tax	$(4,924)	$(17,110)	$(641)	$(22,675)
Other comprehensive income before reclassifications	(1,359)	—	—	(1,359)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	31	31
Reclassification adjustment for gains realized in income	(74)	—	—	(74)
Net current period other comprehensive income	(1,433)	—	31	(1,402)
Balances at end of period, net of tax	$(6,357)	$(17,110)	$(610)	$(24,077)

Other comprehensive income (loss) components and related tax effects for the six-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
June 30, 2019	(Dollars in thousands)
Balances at beginning of period, net of tax	$(3,781)	$(17,110)	$(545)	$(21,436)
Other comprehensive income before reclassifications	6,454	—	—	6,454
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	33	33
Transfer of held to maturity securities to available for sale	(512)	—	512	—
Reclassification adjustment for gains realized in income	(231)	—	—	(231)
Net current period other comprehensive income	5,711	—	545	6,256
Balances at end of period, net of tax	$1,930	$(17,110)	$—	$(15,180)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
June 30, 2018	(Dollars in thousands)
Balances at beginning of period, net of tax	$(904)	$(17,110)	$(671)	$(18,685)
Other comprehensive income before reclassifications	(5,269)	—		(5,269)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	61	61
Reclassification adjustment for gains realized in income	(184)	—	—	(184)
Net current period other comprehensive income	(5,453)	—	61	(5,392)
Balances at end of period, net of tax	$(6,357)	$(17,110)	$(610)	$(24,077)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended June 30, 2019:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(148)	Net gains on securities available for sale
	31	Tax expense
Total reclassification during the period	$(117)	Net of tax, increase to net income

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the six months ended June 30, 2019:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(292)	Net gains on securities available for sale
	61	Tax expense
	(231)	Net of tax

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the six months ended June 30, 2018:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(233)	Net gains on securities available for sale
	49	Tax expense
Total reclassification during the period	$(184)	Net of tax, increase to net income

13.	REGULATORY CAPITAL REQUIREMENTS

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

The Basel III Capital Rules establish a common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets)and a minimum Tier 1 capital to risk-based assets requirement (6% of risk-weighted assets), and assign a risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The rules also require unrealized gains and losses on certain available-for-sale securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. In connection with the adoption of the Basel III Capital Rules, Home Savings elected to opt-out of the requirement to include most components of accumulated other comprehensive income in Common Equity Tier 1.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital risk-based weighted assets in addition to the amount necessary to meeting its minimum risk-based capital requirements.

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

	June 30, 2019
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$310,134	14.17%	$175,147	8.00%	$218,934	10.00%
Tier 1 capital (to risk-weighted assets)	289,697	13.23%	131,360	6.00%	175,147	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	289,697	13.23%	98,520	4.50%	142,307	6.50%
Tier 1 capital (to average assets)**	289,697	10.32%	112,334	4.00%	140,418	5.00%

	December 31, 2018
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$301,864	14.30%	$168,841	8.00%	$211,051	10.00%
Tier 1 capital (to risk-weighted assets)	281,475	13.34%	126,631	6.00%	168,841	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	281,475	13.34%	94,973	4.50%	137,183	6.50%
Tier 1 capital (to average assets)**	281,475	10.11%	111,318	4.00%	139,147	5.00%

**	Tier 1 Leverage Capital Ratio

Management believes that as of June 30, 2019 and December 31, 2018, Home Savings met all capital adequacy requirements to which it was subject. As of June 30, 2019 and December 31, 2018, Home Savings met the capital requirements to be deemed well capitalized. There are no known conditions that would change this classification subsequent to June 30, 2019.

The components of Home Savings’ regulatory capital are as follows:

	June 30, 2019	December 31, 2018
Total shareholders' equity	$295,306	$281,006
Add (deduct)
Accumulated other comprehensive income	15,195	21,450
Intangible assets	(20,804)	(20,981)
Tier 1 Capital	289,697	281,475
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	20,437	20,389
Total risk-based capital	$310,134	$301,864

**	Tier 1 Leverage Capital Ratio

14.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	June 30,	December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$4,331	$4,293
Depreciation	314	363
Other real estate owned valuation	33	65
Unrealized loss on securities available for sale	—	1,005
Unrealized loss on securities held to maturity	—	184
Interest on nonaccrual loans	338	425
Net operating loss carryforward	—	409
Accrued bonuses	719	840
Other	4	125
Deferred tax assets	5,739	7,709
Deferred tax liabilities:
Deferred loan fees	1,645	1,512
Federal Home Loan Bank stock dividends	613	2,749
Mortgage servicing rights	1,391	1,603
Purchase accounting adjustment	199	62
Prepaid expenses	227	228
Unrealized gain on securities available for sale	513	—
Deferred tax liabilities	4,588	6,154
Net deferred tax asset	$1,151	$1,555

As of June 30, 2019, the net deferred tax asset was $1.2 million, and as of December 31, 2018, the net deferred tax asset was $1.6 million.

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

Effective tax rates differ from the statutory federal income tax rate of 21% for 2019 and 2018 due to the following:

	For the Three Months Ended June 30,
	2019		2018
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$2,686	21.00%	$2,469	21.00%
Increase (decrease) due to:
Tax exempt income	(33)	(0.26)%	(147)	(1.26)%
Increase (decrease) due to:
Life insurance	(83)	(0.65)%	(91)	(0.77)%
Stock compensation	(22)	(0.17)%	(4)	(0.03)%
Reversal of disproportionate tax effect	(145)	(1.13)%	—	—%
Other	(100)	(0.78)%	(13)	(0.11)%
Income tax provision	$2,303	18.01%	$2,214	18.83%

	For the Six Months Ended June 30,
	2019		2018
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$4,896	21.00%	$4,641	21.00%
Increase (decrease) due to:
Tax exempt income	(93)	(0.40)%	(181)	(0.82)%
Increase (decrease) due to:
Life insurance	(164)	(0.70)%	(182)	(0.82)%
Stock compensation	(80)	(0.34)%	(132)	(0.60)%
Reversal of disproportionate tax effect	(145)	(0.62)%	—	—%
Other	(243)	(1.05)%	(143)	(0.65)%
Income tax provision	$4,171	17.89%	$4,003	18.11%

15.	GOODWILL AND INTANGIBLE ASSETS

Goodwill:

The change in goodwill during the periods presented is as follows:

	June 30, 2019	December 31, 2018
	(In thousands)
Beginning of the year	$20,221	$20,221
Impairment	—	—
End of the year	$20,221	$20,221

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  If the carrying amount of a reporting unit is zero or less than zero, a qualitative analysis of whether it is more likely than not that the reporting unit goodwill is impaired will be performed.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.  The Company did not have any reporting units with a carrying amount of zero or less than zero at June 30, 2019 or December 31, 2018.

Acquired Intangible Assets:

	June 30, 2019		December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$11,184	$9,745	$11,184	$9,581
Customer list intangible	2,547	424	2,547	333
Total	$13,731	$10,169	$13,731	$9,914

Aggregate amortization expense for the three months ended June 30, 2019 and 2018 was $127,000 and $132,000, respectively. Aggregate amortization expense for the six months ended June 30, 2019 and 2018 was $255,000 and $245,000, respectively.

Estimated amortization expense for the remainder of 2019 and the next five years is as follows:

Remainder of 2019	$255,000
2020	510,000
2021	510,000
2022	510,000
2023	510,000
2024	510,000

16.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects.  At June 30, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $11.0 million and $8.4 million, respectively.  These balances are reflected in other assets on the consolidated balance sheet.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $8.5 million and $6.5 million at June 30, 2019 and December 31, 2018, respectively.  The Company expects to fulfill these commitments over the next eight to ten years.

During the three months ended June 30, 2019 and 2018, the Company recognized amortization expense of $172,000 and $122,000, respectively, which was included within income tax expense on the consolidated statements of income.  During the six months ended June 30, 2019 and 2018, the Company recognized amortization expense of $345,000 and $243,000, respectively.

Additionally, during the three months ended June 30, 2019 and 2018, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $197,000 and $138,000, respectively.  During the six months ended June 30, 2019 and 2018, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $394,000 and $277,000, respectively.  During the three and six months ended June 30, 2019 and 2018, the Company incurred no impairment losses.

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

Summary information about purchased and written options is as follows:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Notional amount of purchased/written option	$12,882	$13,024
Weighted average maturity	1.0 years	1.6 years
Fair value of purchased/written option	$279	$261

Purchased and written options are mirror derivative instruments and as such the changes in fair value are recorded through noninterest income, and offset each other. These options increased in value $18,000 in 2019 and decreased in value by $548,000 in 2018.

The following table reflects the fair value and location in the consolidated statement of financial condition of interest rate caps, along with purchased and written certificates of deposit options:

Included in other assets:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Purchased certificate of deposit option	$279	$261

Included in other liabilities:

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Freestanding derivative liabilities not designated as hedges:
Written certificate of deposit option	$279	$261

The Company is subject to counterparty risk. Counterparty risk is the risk to the Company that the counterparty will not live up to its contractual obligations. The ability of the Company to realize the benefit of the derivative contracts is dependent on the creditworthiness of the counterparty, which the Company expects will perform in accordance with the terms of the contracts.

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers, which was established in 2018. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan.  The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution.  The Company had interest rate swaps associated with commercial loans with a notional value of $2.5 million and fair value of $121,000 in other assets and $133,000 in other liabilities. The difference in fair value of $12,000 between the asset and liability accounts represents a credit valuation adjustment that flows through noninterest income in the first half of 2019.  At December 31, 2018 the Company had interest rate swaps associated with commercial loans with a notional value of $2.5 million and fair value of $56,000 in other assets and $62,000 in other liabilities. The difference in fair value of $6,000 between the asset and liability accounts represents a credit valuation adjustment that flows through noninterest income during 2018.  These interest rate swaps did not have a material impact on the Company’s statements of operation or financial condition.

18.	LEASES

As of January 1, 2019, when the Company adopted ASU 2016-02 prospectively, operating leases are recorded as a right of use (“ROU”) asset and operating lease liability, included in other assets and other liabilities, respectively, on the consolidated balance sheet.  Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease.  ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the incremental borrowing rate at the lease commencement date.  Operating lease expense, which is comprised of amortization of the amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight line basis over the lease term and is recorded primarily in net occupancy expense in the consolidated statements of comprehensive income.

Operating leases relate primarily to bank branches, office space and license agreements with remaining lease terms of generally one to 23 years, which includes options for multiple extensions, with a weighted-average lease term of 7 years.  As of June 30, 2019, operating lease ROU assets and liabilities were $4.8 million and $5.2 million, respectively.  During the quarter ended June 30, 2019, a new lease was signed which added $242,000 to both the ROU asset and operating lease liability.  The lease expense for operating leases was $343,000 and $661,000 for the three and six months ended June 30, 2019.  The weighted average discount rate was 2.68% as of June 30, 2019.

The right of use asset amortized $298,000 and $626,000 during the three and six months ended June 30, 2019.  Short-term lease expense was $31,000 and $62,000 for the three and six months ended June 30, 2019.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at June 30, 2019 are as follows:

Year	(Dollars in thousands)
Remainder of 2019	$667
2020	1,231
2021	994
2022	779
2023	424
2024 and thereafter	1,626
Total lease payments	5,721
Less: Interest	(519)
Present value of lease liabilities	$5,202

Rent expense was $259,000 and $542,000 for the three and six months ended June 30, 2018.  Rent commitments under noncancelable operating leases for offices were as follows as of December 31, 2018, before considering renewal options that generally are present:

Year	(Dollars in thousands)
2019	$1,085
2020	949
2021	892
2022	651
2023	346
Thereafter	867
Total	$4,790

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	At or
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Selected financial ratios and other data: (1)	2019	2018	2019	2018
Performance ratios:
Return on average assets (2)	1.48%	1.40%	1.35%	1.34%
Return on average equity (3)	13.22%	12.56%	12.11%	12.00%
Interest rate spread (4)	3.00%	3.12%	3.04%	3.19%
Net interest margin (5)	3.33%	3.36%	3.35%	3.41%
Noninterest expense to average assets	2.25%	2.28%	2.37%	2.38%
Efficiency ratio (6)	55.37%	57.75%	58.81%	58.35%
Average interest-earning assets to average interest-bearing liabilities	128.90%	127.25%	128.55%	126.99%
Capital ratios:
Average equity to average assets	11.17%	11.15%	11.16%	11.17%
Equity to assets, end of period	11.07%	10.88%	11.07%	10.88%
Tier 1 leverage ratio (Bank only)	10.32%	10.23%	10.32%	10.23%
Common equity Tier 1 capital (Bank only)	13.23%	13.16%	13.23%	13.16%
Tier 1 risk-based capital ratio (Bank only)	13.23%	13.16%	13.23%	13.16%
Total risk-based capital ratio (Bank only)	14.17%	14.18%	14.17%	14.18%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	0.58%	0.51%	0.58%	0.51%
Nonperforming assets to average assets (8)	0.49%	0.58%	0.49%	0.58%
Nonperforming assets to total assets at end of period	0.48%	0.57%	0.48%	0.57%
Allowance for loan losses as a percent of loans	0.91%	1.01%	0.91%	1.01%
Allowance for loan losses as a percent of nonperforming loans (7)	159.12%	198.38%	159.12%	198.38%
Total classified assets as a percent of Tier 1 Capital (Bank only)	13.10%	17.01%	13.10%	17.01%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	11.93%	14.12%	11.93%	14.12%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	12.24%	15.78%	12.24%	15.78%
Net (recoveries) chargeoffs as a percent of average loans	(0.02)%	0.01%	0.00%	0.01%
Total 90+ days past due as a percent of net loans	0.24%	0.40%	0.24%	0.40%
Per share data:
Basic earnings per common share (9)	$0.22	$0.19	$0.39	$0.36
Diluted earnings per common share (9)	0.22	0.19	0.39	0.36
Book value per common share (10)	6.61	6.04	6.61	6.04
Tangible book value per common share (11)	6.11	5.56	6.11	5.56
Cash dividend per common share	$0.070	$0.060	0.140	0.120
Dividend payout ratio (12)	31.82%	31.58%	35.90%	33.24%

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
9.	Net income divided by the number of basic or diluted shares outstanding
10.	Shareholders’ equity divided by number of shares outstanding
11.	Shareholders’ equity minus goodwill and core deposit intangible divided by number of shares outstanding
12.	Historical per share dividends declared and paid for the period divided by the diluted earnings per share for that year

Forward-Looking Statements

When used in this Form 10-Q or other materials we have filed or may file with the Securities and Exchange Commission, the words or phrases “will likely result,” “are expected to,” “plan to,” “will continue,” “is anticipated,” “is intended,” “believe,” “project,” “good,” “estimate,” “project,” “goal,” “seek,” “strategy,” “future,” “may,” “should,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in United Community’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings’ market area and competition that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above and Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018 could affect United Community’s financial performance and could cause United Community’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. United Community undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

Material Changes in Financial Condition at June 30, 2019 and December 31, 2018

Available for sale securities increased $77.4 million during the first six months of 2019.  The increase in the balance is primarily due to the transfer of the held to maturity securities portfolio into available for sale during the second quarter of 2019.  Held to maturity balances with an amortized cost of $74.6 million and a fair value of $72.5 million were moved into the available for sale portfolio. Given the continued fall in interest rates, the Company elected to make this change to provide more opportunities to reposition the portfolio.  In addition to the movement of the held to maturity portfolio, available for sale balances changed due to pay downs, amortization of premiums/discounts on the securities and sales totaling $58.3 million, offset by purchases totaling $59.7 million.  In addition, the net unrealized loss in the available for sale portfolio was $4.8 million at December 31, 2018, compared to a net unrealized gain of $2.4 million at June 30, 2019.  The decrease in interest rates during the first half of the year positively impacted this change.

Held to maturity securities declined $77.5 million to $0.0 million at June 30, 2019 compared to December 31, 2018.  The change was primarily the result of the transfer of the portfolio to available for sale discussed above during the second quarter of 2019 in addition to pay downs and the amortization of premiums/discounts on the securities.

Net loans increased $52.5 million to $2.2 billion during the first six months of 2019, primarily as a result of growth in the commercial loan portfolio.  Commercial loan balances were $974.3 million at June 30, 2019 compared to $942.9 million at December 31, 2018.    Residential mortgage loans increased $18.2 million during the first six months to $988.9 million at June 30, 2019 and consumer loan balances increased $2.5 million for the same period.  See Note 6 to the consolidated financial statements for additional information regarding the composition of loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $20.5 million at June 30, 2019, materially unchanged from the figure reported at December 31, 2018.  The allowance for loan losses as a percentage of loans was 0.91% at June 30, 2019, compared to 0.93% at December 31, 2018.

The allowance for loan losses as a percentage of nonperforming loans was 159.1% at June 30, 2019, compared to 312.6% at December 31, 2018, primarily as a result of a single credit.  A substantial portion of this credit was paid off in July.  Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”  As of June 30, 2019, the Company evaluated 28 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans was $25.1 million at June 30, 2019, as compared to $20.6 million at December 31, 2018.

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

TDR loans aggregated to $15.3 million at June 30, 2019 compared to $16.6 million at December 31, 2018.  Of the $15.3 million at June 30, 2019, $13.9 million were performing according to their modified loan terms.  The remaining balance of TDR loans of $1.4 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $12.9 million, or 0.58% of loans, at June 30, 2019, compared to $6.5 million, or 0.30% of loans, at December 31, 2018, primarily as a result of a single credit. A substantial portion of this credit was paid off in July.

Loans held for sale, carried at fair value, were $97.5 million at June 30, 2019, compared to $91.5 million at December 31, 2018.  The change was primarily attributable to the increase in the balance of saleable conventional loans during the period.  Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Goodwill and other intangible assets decreased $255,000 during the first six months of 2019, due to the amortization of the customer list and core deposit intangibles.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary.  BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI.  Home Savings recognized $782,000 as other non-interest income based on the change in cash value of the policies in the six months ended June 30, 2019 compared to $866,000 for the six months ended June 30, 2018.

Total deposits increased $46.0 million from $2.2 billion at December 31, 2018, to $2.3 billion at June 30, 2019.  The increase in deposits is primarily the result of growth in customer deposits (excluding brokered certificates of deposits, which totaled $148.8 million.  Non-interest bearing customer deposits grew $4.1 million during the first six months of 2019 while interest bearing customer deposits grew $144.7 million.  Growth in money market accounts and certificate of deposit balances drove the majority of the increase in interest bearing deposits.  Brokered deposits declined $102.9 million during the six months ended June 30, 2019 as the growth in customer deposits was used to pay down the level of brokered deposits.

FHLB advances decreased from $243.0 million at December 31, 2018 to $233.0 million at June 30, 2019.  The change was primarily due to an increase in deposit balances that were used to pay down FHLB advances.

Shareholders’ equity increased $8.2 million to $317.5 million at June 30, 2019 from $309.3 million at December 31, 2018.  The increase is primarily due to the $19.1 million of net income earned during the period offset by dividends paid to shareholders of $6.8 million.  In addition, a positive change in accumulated other comprehensive income of $6.3 million during the six months was offset by a net increase in the treasury stock balance of $10.3 million.  The Company repurchased over 1.1 million common shares during the first six months of the year.

Book value and tangible book value per common share as of June 30, 2019 was $6.61 and $6.11, respectively as compared to $6.04 and $5.56 per common share, respectively as of December 31, 2018.  Book value per share is calculated as total shareholders’ equity divided by the number of common shares outstanding.  Tangible book value per share is calculated as total shareholders’ equity less goodwill and other intangible assets divided by the number of common shares outstanding.

Material Changes in Results of Operations for the Three Months Ended

June 30, 2019 and June 30, 2018

Net Income. United Community recognized net income for the three months ended June 30, 2019, of $10.5 million, or $0.22 per diluted common share compared to net income of $9.5 million for the three months ended June 30, 2018, or $0.19 per diluted share.  The continued growth in net interest income from higher earning assets, solid credit performance and growth in the Company’s noninterest income offset by an increase in noninterest expense have all led to the increase in net income.

Net Interest Income. Net interest income was $22.0 million in the second quarter of 2019 up from the $21.3 million recorded in the second quarter of 2018.  The growth of interest earning assets drove this increase offset by a 3 basis point decline in the net interest margin.  Net interest margin was 3.33% for the second quarter of 2019 compared to 3.36% in the second quarter of 2018.  The yield on interest earning assets increased 30 basis points year over year driven by an increase in the yield on total loans of 31 basis points.  The yield on loans increased due to increases in market rates, the subsequent repricing of floating and adjustable rate loans.  The yield on securities increased 13 basis points to 2.60% for the second quarter of 2019.

Interest income increased by $3.1 million in the second quarter of 2019 compared to the same period in 2018, to $29.8 million from $26.7 million. The increase is primarily a result of an increase in average earning assets of $108.7 million along with an increase in the yield on average interest earning assets of 30 basis points.  Average total loans, net increased $124.6 million in the second quarter compared to the same period in 2018 while average securities declined $25.4 million during this same period.  Interest income from total loans, net increased to $27.4 million for the quarter ended June 30, 2019 compared to $24.3 million for the same period in 2018.  Income from securities remained consistent at $2.0 million for the quarters ended June 30, 2019 and June 30, 2018.

Interest expense increased by $2.4 million in the second quarter of 2019 to $7.8 million compared to the same period in 2018. This increase was primarily due to a $58.7 million increase in average interest-bearing liabilities due to growth along with a 43 basis point increase in the cost of interest-bearing liabilities.  The increase in the cost of interest-bearing liabilities was primarily due to increases in market rates discussed previously.  The cost of average customer interest-bearing deposits increased 49 basis points to 129 basis points for the three months ended June 30, 2019 from 80 basis points for the three months ended June 30, 2018.  The cost of average brokered deposits increased 76 basis points to 2.40% and average Federal Home Loan Bank advances increased to 2.49% for the quarter ending June 30, 2019.  The Company continues to utilize short term brokered deposit and short term FHLB advances interchangeably depending upon which offers the better rate.

	For the Three Months Ended June 30,
	2019 vs. 2018
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$1,576	$1,531	$3,107
Loans held for sale	94	(115)	(21)
Securities:
Available for sale-taxable	196	222	418
Available for sale-nontaxable	5	(151)	(146)
Held to maturity-taxable	(106)	(174)	(280)
Held to maturity-nontaxable	(20)	(27)	(47)
Federal Home Loan Bank stock	43	(72)	(29)
Other interest earning assets	44	64	108
Total interest earning assets	$1,832	$1,278	$3,110
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$—	$—	$—
Checking accounts	1,030	160	1,190
Customer certificates of deposit	951	137	1,088
Brokered certificates of deposit	409	720	1,129
Federal Home Loan Bank advances:
Long-term advances	—	(493)	(493)
Short-term advances	727	(1,251)	(524)
Repurchase agreements and other	—	—	—
Total interest bearing liabilities	$3,117	$(727)	2,390
Change in net interest income			$720

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a negative loan loss provision of $51,000 in the second quarter of 2019 compared to a negative loan loss provision of $138,000 in the second quarter of 2018.  The negative provision expense in the second quarter of 2019 was primarily driven by net recoveries on loans during the period along with a lower level of required allowance for loan losses.  Net recoveries in the second quarter of 2019 were $87,000.

Noninterest Income. Non-interest income was $6.7 million in the second quarter of 2019 compared to $5.9 million in the second quarter of 2018.  The increase was primarily driven by an increase in mortgage banking income of $1.4 million along with increases in brokerage income of $109,000, trading security gains of $39,000 and lower losses on the sale of real estate owned of $80,000.  Offsetting this was a negative change in the valuation of mortgage servicing rights which amounted to $996,000.  The drop in mortgage rates during the last two quarters and a subsequent increase in prepayment speeds on mortgages was the driver of the valuation charge on mortgage servicing rights.

Noninterest Expense. Non-interest expense increased to $16.0 million during the second quarter of 2019 compared to $15.5 million during the second quarter of 2018.  The increase is primarily due to an increase of $169,000 in salary and benefit cost during the second quarter of 2019.  Increased expense in occupancy, advertising, legal and other professional fees and other expenses also contributed to the increase year over year offset by a decline in equipment and data processing expense.

Income Taxes. During the three months ended June 30, 2019, the Company recognized tax expense of $2.3 million on pre-tax income of $12.8 million, compared to tax expense of $2.2 million on pre-tax income of $11.8 million for the three months ended June 30, 2018.  The increased pre-tax income discussed above was the primary reason for the increased income tax.  See Note 14 to the consolidated financial statements for additional information regarding the composition of income taxes.

Material Changes in Results of Operations for the Six Months Ended

June 30, 2019 and June 30, 2018

Net Income. United Community recognized net income for the six months ended June 30, 2019, of $19.1 million, or $0.39 per diluted common share compared to net income of $18.1 million for the six months ended June 30, 2018, or $0.36 per diluted share.  The continued growth in net interest income from higher earning assets and reduced loan loss provision, along with improvement in noninterest income all contributed to the increase in net income, which was partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income was $44.2 million in the first six months of 2019, up from the $42.8 million recorded in the first six months of 2018.  The growth of interest earning assets drove this increase, which was partially offset by a 6 basis point decline in the net interest margin.  Net interest margin was 3.35% for the first six months of 2019 compared to 3.41% in the first six months of 2018.  The yield on interest earning assets increased 30 basis points year over year driven by an increase in yield on total loans of 29 basis points.  The yield on loans increased due to increases in market rates and the subsequent repricing of floating and adjustable rate loans.  The yield on securities also increased 13 basis points compared to a year ago.

Interest income increased by $6.5 million in the first six months of 2019 compared to the same period in 2018, to $59.2 million from $52.7 million. The increase is primarily a result of an increase in average earning assets of $130.9 million along with an increase in the yield on average interest earning assets of 30 basis points.  Average total loans net increased $147.1 million in the first six months of 2019 compared to the same period in 2018 while average securities declined $26.5 million during this same period.  Interest income from total loans, net increased to $54.2 million for the six months ended June 30, 2019 compared to $47.9 million for the same period in 2018.  Income from securities decreased to $4.0 million for the six months ended June 30, 2019 compared to $4.1 million for the six months ended June 30, 2018.

Interest expense increased by $5.1 million in the first six months of 2019 to $15.0 million compared to the same period in 2018. This increase was primarily due to a $77.8 million increase in average interest-bearing liabilities due to growth along with a 45 basis point increase in the cost of interest-bearing liabilities.  The increase in the cost of interest-bearing liabilities was primarily due to increases in market rates interest rates.  The cost of average interest-bearing customer deposits increased 46 basis points to 120 basis points for the six months ended June 30, 2019 from 74 basis points for the six months ended June 30, 2018.  The cost of average borrowed funds increased to 2.49% for the six months ending June 30, 2019 compared to 2.02% for the six months ended June 30, 2018.

	For the Six Months Ended June 30,
	2019 vs. 2018
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$2,764	$3,447	$6,211
Loans held for sale	164	(36)	128
Securities:
Available for sale-taxable	318	148	466
Available for sale-nontaxable	(6)	(246)	(252)
Held to maturity-taxable	(67)	(256)	(323)
Held to maturity-nontaxable	(10)	(7)	(17)
Federal Home Loan Bank stock	113	(133)	(20)
Other interest earning assets	133	122	255
Total interest earning assets	$3,409	$3,039	$6,448
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$4	$(2)	$2
Checking accounts	1,738	204	1,942
Customer certificates of deposit	1,837	259	2,096
Brokered certificates of deposit	952	1,892	2,844
Federal Home Loan Bank advances:
Long-term advances	—	(924)	(924)
Short-term advances	3,998	(4,870)	(872)
Repurchase agreements and other	—	—	—
Total interest bearing liabilities	$8,529	$(3,441)	5,088
Change in net interest income			$1,360

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $10,000 in the first six months of 2019, compared to $269,000 in the first six months of 2018.  Provision expense in the first six months of 2019 was primarily driven by net recoveries totaling $29,000 while there were $66,000 in net charge-offs during the first six months of 2018.  Improving credit quality continues to drive the low levels of loan loss provision.

Noninterest Income. Non-interest income was $12.7 million in the first six months of 2019 compared to $11.7 million in the first six months of 2018.  The primary drivers of the increase were a year over year increase in mortgage banking income of $1.7 million, an increase in agency income of $156,000, an increase in brokerage income of $207,000, an increase in trading and security gains of $103,000 and an increase in mortgage servicing fees of $129,000.  A $1.5 million increase in the mortgage servicing rights valuation partially offset these increases.

Noninterest Expense. Non-interest expense increased to $33.7 million during the first six months of 2019 compared to $32.1 million during the first six months of 2018.  The change is due to a $746,000 increase in salaries and benefits, a $329,000 increase in advertising expense, a $260,000 increase in other professional fees and a $368,000 increase in other expenses.  A decrease in legal expenses partially offset these increases.

Income Taxes. During the six months ended June 30, 2019, the Company recognized tax expense of $4.2 million on pre-tax income of $23.3 million, compared to tax expense of $4.0 million on pre-tax income of $22.1 million for the six months ended June 30, 2018.  The increased pre-tax income discussed above was the primary reason for the increased income tax.  See Note 14 to the consolidated financial statements for additional information regarding the composition of income taxes.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal source of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At June 30, 2019, approximately $413.3 million of Home Savings’ customer certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At June 30, 2019, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $644.3 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended June 30, 2019 and 2018. Average balance calculations were based on daily balances.

	For the Three Months Ended June 30,
	2019			2018
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)(2)	$2,207,554	$26,382	4.79%	$2,075,307	$23,275	4.49%
Loans held for sale	84,210	991	4.71%	91,836	1,012	4.42%
Total loans, net	2,291,764	27,373	4.79%	2,167,143	24,287	4.48%
Securities:
Available for sale-taxable	243,895	1,611	2.64%	207,908	1,193	2.30%
Available for sale-nontaxable (2)	33,068	283	3.42%	50,710	429	3.38%
Held to maturity-taxable	31,498	118	1.50%	70,406	398	2.26%
Held to maturity-nontaxable (2)	6,406	31	1.94%	11,265	78	2.77%
Total securities	314,867	2,043	2.60%	340,289	2,098	2.47%
Federal Home Loan Bank stock	15,408	245	6.36%	19,324	274	5.67%
Other interest earning assets	37,240	200	2.15%	23,831	92	1.55%
Total interest earning assets	2,659,279	29,861	4.50%	2,550,587	26,751	4.20%
Non-interest earning assets	181,268			174,270
Total assets	$2,840,547			$2,724,857
Interest bearing liabilities:
Deposits:
Checking accounts	$734,458	2,138	1.16%	$638,910	948	0.60%
Savings accounts	293,784	26	0.04%	307,250	26	0.03%
Certificates of deposit
Customer certificates of deposit	645,115	3,231	2.00%	608,079	2,143	1.41%
Brokered certificates of deposit	299,747	1,802	2.40%	164,400	673	1.64%
Total certificates of deposit	944,862	5,033	2.14%	772,479	2,816	1.46%
Total interest bearing deposits	1,973,104	7,197	1.46%	1,718,639	3,790	0.88%
Federal Home Loan Bank advances
Long-term advances	—	—	0.00%	48,799	493	4.05%
Short-term advances	89,879	559	2.49%	236,747	1,083	1.83%
Total Federal Home Loan Bank advances	89,879	559	2.49%	285,546	1,576	2.21%
Repurchase agreements and other	142	—	0.00%	195	—	0.00%
Total borrowed funds	90,021	559	2.49%	285,741	1,576	2.21%
Total interest bearing liabilities	$2,063,125	7,756	1.50%	$2,004,380	5,366	1.07%
Non-interest bearing liabilities
Noninterest-bearing deposits	405,535			376,905
Other noninterest-bearing liabilities	54,622			39,839
Total noninterest bearing liabilities	460,157			416,744
Total liabilities	$2,523,282			$2,421,124
Shareholders’ equity	317,265			303,733
Total liabilities and equity	$2,840,547			$2,724,857
Net interest income and interest rate spread		$22,105	3.00%		$21,385	3.12%
Net interest margin			3.33%			3.36%
Average interest earning assets to average interest bearing liabilities			128.90%			127.25%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

	For the Six Months Ended June 30,
	2019			2018
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$2,199,694	$52,246	4.77%	$2,050,922	$46,035	4.49%
Loans held for sale	84,569	1,998	4.73%	86,289	1,870	4.37%
Total loans, net	2,284,263	54,244	4.77%	2,137,211	47,905	4.48%
Securities:
Available for sale-taxable	222,112	2,874	2.59%	209,611	2,408	2.30%
Available for sale-nontaxable (2)	38,240	649	3.39%	52,712	901	3.42%
Held to maturity-taxable	47,497	497	2.09%	71,511	820	2.29%
Held to maturity-nontaxable (2)	9,708	124	2.55%	10,252	141	2.75%
Total securities	317,557	4,144	2.61%	344,086	4,270	2.48%
Federal Home Loan Bank stock	16,702	534	6.39%	19,324	554	5.73%
Other interest earning assets	36,119	424	2.37%	23,159	169	1.47%
Total interest earning assets	2,654,641	59,346	4.49%	2,523,780	52,898	4.19%
Non-interest earning assets	179,102			175,520
Total assets	$2,833,743			$2,699,300
Interest bearing liabilities:
Deposits:
Checking accounts	$692,595	3,577	1.03%	$622,221	1,635	0.53%
Savings accounts	295,587	55	0.04%	305,455	53	0.03%
Certificates of deposit
Customer certificates of deposit	632,007	6,056	1.92%	595,041	3,960	1.34%
Brokered certificates of deposit	348,173	4,083	2.35%	164,782	1,239	1.52%
Total certificates of deposit	980,180	10,139	2.07%	759,823	5,199	1.38%
Total interest bearing deposits	1,968,362	13,771	1.40%	1,687,499	6,887	0.82%
Federal Home Loan Bank advances
Long-term advances	—	—	0.00%	48,702	924	3.83%
Short-term advances	96,569	1,200	2.49%	250,956	2,072	1.66%
Total Federal Home Loan Bank advances	96,569	1,200	2.49%	299,658	2,996	2.02%
Repurchase agreements and other	187	—	0.00%	204	—	0.00%
Total borrowed funds	96,756	1,200	2.49%	299,862	2,996	2.01%
Total interest bearing liabilities	$2,065,118	14,971	1.45%	$1,987,361	9,883	1.00%
Non-interest bearing liabilities
Noninterest-bearing deposits	403,218			370,138
Other noninterest-bearing liabilities	49,265			40,280
Total noninterest bearing liabilities	452,483			410,418
Total liabilities	$2,517,601			$2,397,779
Shareholders’ equity	316,142			301,521
Total liabilities and equity	$2,833,743			$2,699,300
Net interest income and interest rate spread		$44,375	3.04%		$43,015	3.19%
Net interest margin			3.35%			3.41%
Average interest earning assets to average interest bearing liabilities			128.55%			126.99%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates.  As noted, for the quarter ended June 30, 2019 and the year ended December 31, 2018, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended June 30, 2019
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.01%	6.00%	(0.27)%	(10.00)%	$(4,290)	(9.00)%	(4.96)%
300	11.27%	6.00%	2.08%	(8.00)%	(3,055)	(7.00)%	(3.53)%
200	11.45%	7.00%	3.71%	(6.00)%	(1,852)	(5.00)%	(2.14)%
100	11.46%	7.00%	3.86%	(4.00)%	(875)	(3.00)%	(1.01)%
Static	11.04%	9.00%	—%	—%	—	—%	—%
-100	10.57%	7.00%	(4.27)%	(4.00)%	(92)	(3.00)%	(0.11)%
-200	11.85%	7.00%	7.38%	(6.00)%	(1,992)	(5.00)%	(2.30)%

Year Ended December 31, 2018
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.50%	6.00%	(0.63)%	(20.00)%	$(3,055)	(15.00)%	(3.46)%
300	11.80%	6.00%	(0.33)%	(15.00)%	(2,266)	(10.00)%	(2.56)%
200	12.02%	7.00%	(0.11)%	(10.00)%	(1,486)	(7.00)%	(1.68)%
100	12.16%	7.00%	0.04%	(5.00)%	(816)	(3.00)%	(0.92)%
Static	12.13%	9.00%	—%	—%	—	—%	—%
-100	11.71%	7.00%	(0.41)%	(10.00)%	(184)	(5.00)%	(0.21)%
-200	11.57%	7.00%	(0.55)%	(15.00)%	(2,139)	(10.00)%	(2.42)%

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

United Community’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of United Community’s disclosure controls and procedures as of June 30, 2019, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, United Community’s Chief Executive Officer and Chief Financial Officer concluded that United Community’s disclosure controls and procedures as of June 30, 2019 were effective.

Changes in Internal Control over Financial Reporting

There were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended June 30, 2019:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan(3)
April 1 through April 31, 2019	84,224	$9.29	84,224	1,460,980
May 1 through May 31, 2019 (1)	429,756	9.27	427,724	1,033,256
June 1 through June 30, 2019 (2)	308,007	9.42	305,545	727,711
Total	821,987	$9.33	817,493	727,711

(1)

In May 2019, United Community purchased 2,032 common shares at $9.35 per share from an employee for the exercise of stock options in a stock-swap transaction.  The purchase of these shares was not part of United Community’s share repurchase program.

(2)

In June 2019, United Community purchased 2,462 common shares at $9.29 per share from employees for the payment of employment taxes.  The purchase of these shares was not part of United Community’s share repurchase program

(3)

United Community’s stock repurchase program was publicly announced on April 28, 2016 in a press release, a copy of which can be found in United Community’s Form 8-K filed on May 2, 2016.  The program permits the repurchase of up to 2,500,000 common shares.  On January 22, 2019, United Community announced in a press release, an increase to the stock repurchase program of 1,000,000 common shares, a copy of which can be found in United Community’s Form 8-K filed on January 23, 2019.  There is no expiration date for the program.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition, (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) the Consolidated Statements of Changes in Shareholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: August 8, 2019	/s/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: August 8, 2019	/s/ Timothy W. Esson
Timothy W. Esson Executive Vice President and Chief Financial Officer
(Principal Financial Officer)