Form 10-Q
period 2019-09-30
UNITED COMMUNITY FINANCIAL CORP
filed 2019-11-08
CIK 707886

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

UNITED COMMUNITY FINANCIAL CORP.

(Exact name of the registrant as specified in its charter)

OHIO	000-024399	34-1856319
(State or other jurisdiction of incorporation)	(Commission File No.)	(IRS Employer I.D. No.)

275 West Federal Street, Youngstown, Ohio 44503-1203

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (330) 742-0500

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,112,240 common shares as of October 31, 2019.

PART I—FINANCIAL INFORMATION

ITEM 1. Financial Statements

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Assets:
Cash and deposits with banks	$39,072	$34,380
Federal funds sold	25,797	26,605
Total cash and cash equivalents	64,869	60,985
Securities:
Trading	734	364
Available for sale	315,021	241,643
Held to maturity, (fair value of $0 and $75,075, respectively)	—	77,491
Loans held for sale, at fair value	113,593	91,472
Gross loans	2,268,494	2,197,285
Allowance for loan losses	(19,987)	(20,443)
Loans, net	2,248,507	2,176,842
Federal Home Loan Bank stock, at cost	13,639	19,144
Premises and equipment, net	21,187	21,930
Accrued interest receivable	8,713	9,080
Real estate owned and other repossessed assets, net	948	1,088
Goodwill	20,221	20,221
Customer list intangible	2,078	2,214
Core deposit intangible	1,357	1,603
Cash surrender value of life insurance	65,401	64,220
Other assets	30,305	23,060
Total assets	$2,906,573	$2,811,357
Liabilities and Shareholders' Equity
Liabilities:
Deposits:
Non-interest bearing	$421,631	$394,208
Interest bearing
Customer deposits	1,666,355	1,528,057
Brokered deposits	17,772	290,955
Total interest bearing deposits	1,684,127	1,819,012
Total deposits	2,105,758	2,213,220
Borrowed funds:
Short-term Federal Home Loan Bank advances	422,000	243,000
Repurchase agreements and other	—	224
Total borrowed funds	422,000	243,224
Advance payments by borrowers for taxes and insurance	23,447	27,192
Accrued interest payable	747	1,279
Accrued expenses and other liabilities	27,765	17,108
Total liabilities	2,579,717	2,502,023
Shareholders' Equity:
Preferred stock-no par value; 1,000,000 shares authorized and no shares issued or outstanding	—	—
Common stock-no par value; 499,000,000 shares authorized; 54,138,910 shares issued and 48,087,430 and 49,128,875 shares, respectively, outstanding	177,314	177,492
Retained earnings	211,012	192,062
Accumulated other comprehensive loss	(12,673)	(21,436)
Treasury stock, at cost, 6,051,480 and 5,010,035 shares, respectively	(48,797)	(38,784)
Total shareholders’ equity	326,856	309,334
Total liabilities and shareholders’ equity	$2,906,573	$2,811,357

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Interest income
Loans	$26,037	$24,031	$78,267	$70,065
Loans held for sale	1,067	1,264	3,065	3,134
Securities available for sale, nontaxable	235	333	777	1,077
Securities available for sale, taxable	1,828	1,176	4,702	3,584
Securities held to maturity, nontaxable	—	69	100	181
Securities held to maturity, taxable	—	374	497	1,194
Federal Home Loan Bank stock dividends	173	289	707	843
Other interest earning assets	203	154	628	323
Total interest income	29,543	27,690	88,743	80,401
Interest expense
Deposits	6,856	5,044	20,627	11,931
Federal Home Loan Bank advances	1,103	1,023	2,303	4,019
Total interest expense	7,959	6,067	22,930	15,950
Net interest income	21,584	21,623	65,813	64,451
Provision for loan losses	701	251	712	520
Net interest income after provision for loan losses	20,883	21,372	65,101	63,931
Non-interest income
Insurance agency income	575	545	1,821	1,635
Brokerage income	480	339	1,259	911
Deposit related fees	1,490	1,494	4,247	4,186
Mortgage servicing fees	908	821	2,662	2,446
Mortgage servicing rights valuation	(336)	(6)	(1,831)	(17)
Mortgage servicing rights amortization	(702)	(477)	(1,701)	(1,519)
Other service fees	21	26	80	125
Net Gains (losses):
Trading securities, including change in fair value	29	—	131	—
Securities available for sale (includes $128, $0, $420 and $233, respectively, accumulated other comprehensive income reclassifications for unrealized net gains on available for sale securities)	128	—	420	233
Mortgage banking income	2,508	1,409	6,815	3,972
Real estate owned and other repossessed assets, net	(55)	(45)	(119)	(236)
Debit/credit card fees	1,057	1,000	3,213	3,126
Trust fees	434	483	1,360	1,425
Increase in cash surrender value of life insurance	398	435	1,180	1,301
Other income	80	122	222	229
Total non-interest income	7,015	6,146	19,759	17,817
Non-interest expense
Salaries and employee benefits	8,831	9,107	28,512	28,042
Occupancy	1,024	1,094	3,098	3,144
Equipment and data processing	2,307	2,032	6,806	6,558
Financial institutions tax	509	495	1,527	1,486
Advertising	407	340	1,261	865
Amortization of intangible assets	127	128	382	373
FDIC insurance premiums	(288)	294	340	872
Other insurance premiums	74	85	227	303
Legal and consulting fees	181	356	454	802
Other professional fees	545	651	1,695	1,541
Supervisory fees	48	34	115	118
Real estate owned and other repossessed asset expenses	39	25	95	95
Other expenses	1,207	1,131	4,149	3,703
Total non-interest expenses	15,011	15,772	48,661	47,902
Income before income taxes	12,887	11,746	36,199	33,846
Income tax expense (includes $27, $0, $88 and $49 income tax expense from reclassification items)	2,383	2,217	6,553	6,220
Net income	$10,504	$9,529	$29,646	$27,626

(Continued)

(Continued)

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income	$10,504	$9,529	$29,646	$27,626
Other comprehensive (loss) income
Unrealized gain (loss) on securities, available for sale, net of reclassifications and tax of $667, $(463), $2,185 and $(1,912), respectively	2,507	(1,741)	8,218	(7,194)
Unamortized unrealized losses on securities transferred from available for sale to held to maturity and then transferred back to available for sale	—	—	512	—
Accretion of unrealized losses on securities transferred from available for sale to held to maturity, net of tax of $0, $10, $9 and $26, respectively	—	35	33	96
Total other comprehensive income (loss)	2,507	(1,706)	8,763	(7,098)
Comprehensive income	$13,011	$7,823	$38,409	$20,528
Earnings per share
Basic	$0.22	$0.19	$0.61	$0.55
Diluted	0.22	0.19	0.61	0.55

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2019	49,128,875	$177,492	$192,062	$(21,436)	$(38,784)	$309,334
Net income			8,656			8,656
Other comprehensive income				3,020		3,020
Stock option exercises	33,000	(187)			257	70
Stock option expense		6				6
Restricted stock grants	18,969	(148)			148	—
Restricted stock forfeitures	(834)	6			(6)	—
Restricted stock expense		143				143
Vesting of Long-term Incentive Plan	54,463	98			425	523
Cash dividend payments ($0.07 per share)			(3,432)			(3,432)
Treasury stock purchases	(381,785)				(3,611)	(3,611)
Balance March 31, 2019	48,852,688	$177,410	$197,286	$(18,416)	$(41,571)	$314,709
Net income			$10,486			10,486
Other comprehensive income				3,236		3,236
Stock option exercises	26,600	(157)			209	52
Restricted stock grants	11,489	(90)			90	—
Restricted stock expense		156				156
Cash dividend payments ($0.07 per share)			(3,417)			(3,417)
Treasury stock purchases	(821,987)	—			(7,668)	(7,668)
Balance June 30, 2019	48,068,790	$177,319	$204,355	$(15,180)	$(48,940)	$317,554
Net income			$10,504			10,504
Other comprehensive income				2,507		2,507
Stock option exercises	4,600	(28)			36	8
Restricted stock grants	17,049	(138)			138	—
Treasury stock purchases	(3,009)				(31)	(31)
Restricted stock expense		161				161
Cash dividend payments ($0.08 per share)			(3,847)			(3,847)
Balance September 30, 2019	48,087,430	$177,314	$211,012	$(12,673)	$(48,797)	$326,856

	Common Shares Outstanding	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
	(Dollars in thousands, except per share data)
Balance January 1, 2018	49,800,126	$177,458	$167,852	$(18,685)	$(32,360)	$294,265
Net income			8,556			8,556
Other comprehensive loss				(3,990)		(3,990)
Stock option exercises	68,801	(284)			513	229
Stock option expense		13				13
Restricted stock grants	27,702	(207)			207	—
Restricted stock forfeitures	(807)					—
Restricted stock expense		248			(6)	242
Vesting of Long-term Incentive Plan	36,871	69			275	344
Cash dividend payments ($0.06 per share)			(2,989)			(2,989)
Treasury stock purchases	(50,202)				(475)	(475)
Balance March 31, 2018	49,882,491	$177,297	$173,419	$(22,675)	$(31,846)	$296,195
Net income			9,541			9,541
Other comprehensive loss				(1,402)		(1,402)
Stock option exercises	1,300	(8)			11	3
Stock option expense		19				19
Restricted stock grants	30,283	(226)			226	—
Restricted stock expense		229				229
Cash dividend payments ($0.06 per share)			(2,995)			(2,995)
Treasury stock purchases	(10,000)				(106)	(106)
Balance June 30, 2018	49,904,074	$177,311	$179,965	$(24,077)	$(31,715)	$301,484
Net income			9,529			9,529
Other comprehensive loss				(1,706)		(1,706)
Stock option expense		19				19
Restricted stock grants	25,422	(191)			191	—
Restricted stock forfeitures	(3,792)					—
Restricted stock expense		273			(30)	243
Cash dividend payments ($0.07 per share)			(3,494)			(3,494)
Treasury stock purchases	(3,190)				(32)	(32)
Balance September 30, 2018	49,922,514	$177,412	$186,000	$(25,783)	$(31,586)	$306,043

See Notes to Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$29,646	$27,626
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	712	520
Mortgage banking income	(3,452)	(6,531)
Changes in fair value on loans held for sale	(3,363)	2,559
Net losses on real estate owned and other repossessed assets sold	119	236
Net gain on available for sale securities sold	(420)	(233)
Net gain on trading securities sold and change in fair value	(131)	—
Purchases of trading securities	(238)	—
Amortization of premiums and accretion of discounts	5,891	4,311
Depreciation and amortization	2,213	2,030
Net change in interest receivable	367	(361)
Net change in interest payable	(532)	80
Net change in prepaid and other assets	(8,073)	(4,746)
Net change in other liabilities	12,224	2,041
Stock based compensation	466	765
Net principal disbursed on loans originated for sale	(278,743)	(249,923)
Proceeds from sale of loans held for sale	260,813	240,181
Cash used in payment of operating leases	(1,012)	—
Net change in right of use asset	(588)	—
Net change in deferred tax assets	(1,923)	3,434
Net change in cash surrender value of life insurance	(1,180)	(1,301)
Net cash from operating activities	12,796	20,688
Cash Flows from Investing Activities
Proceeds from the principal repayments and maturities of securities available for sale	12,166	7,880
Proceeds from the principal repayments and maturities of securities held to maturity	5,661	6,924
Proceeds from the sale of securities available for sale	63,425	10,361
Proceeds from the sale of real estate owned and other repossessed assets	838	1,002
Proceeds from the sale of loans held for investment	650	150
Proceeds from redemption of FHLB stock	5,505	180
Purchases of available for sale securities	(64,884)	—
Purchase of securities held to maturity	(2,000)	(3,000)
Purchases of premises and equipment	(1,443)	(1,360)
Principal disbursed on loans, net of repayments	(27,936)	(124,577)
Loans purchased	(46,669)	(26,489)
Net cash from investing activities	(54,687)	(128,929)
Cash Flows from Financing Activities
Net change in checking, savings and money market accounts	191,032	62,533
Net change in certificates of deposit	(298,412)	333,455
Net change in advance payments by borrowers for taxes and insurance	(3,745)	(8,544)
Net change in short-term FHLB advances	179,000	(262,000)
Net change in repurchase agreements and other borrowed funds	(224)	41
Proceeds from the exercise of stock options	130	232
Dividends paid	(10,696)	(9,478)
Purchase of treasury stock	(11,310)	(613)
Net cash from financing activities	45,775	115,626
Change in cash and cash equivalents	3,884	7,385
Cash and cash equivalents, beginning of period	60,985	46,880
Cash and cash equivalents, end of period	$64,869	$54,265

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

On September 9, 2019, First Defiance Financial Corp. (First Defiance) and United Community announced the signing of a definitive merger agreement under which United Community will merge into First Defiance in a stock-for-stock transaction.  Under the terms of the merger agreement, shareholders of United Community will receive 0.3715 shares of First Defiance common stock for each share of United Community common stock.  The transaction is expected to close early in the first quarter of 2020, subject to the approval of shareholders of both First Defiance and United Community and regulatory approvals, as well as satisfaction or waiver of other customary closing conditions.

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

The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the year ending December 31, 2019. The consolidated financial statements and notes thereto should be read in conjunction with the audited financial statements and notes contained in United Community’s Form 10-K for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02 - Leases (Topic 842). The ASU amends existing guidance that requires lessees recognize the following for all leases (with the exception of short–term leases) at the commencement date (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Under the new guidance, lessor accounting is largely unchanged.  Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.  An entity may adopt the new guidance by either restating prior periods and recording a cumulative effect adjustment at the beginning of the earliest comparative period presented or by recording a cumulative effect adjustment at the beginning of the period of adoption.  The Company used the approach of recording a cumulative effect adjustment at the beginning of the period of adoption, however, no cumulative effect adjustment was required to be recorded.  The new guidance includes a number of optional transition-related practical expedients.  The practical expedients relate to the identification and classification of leases that commenced before the effective date, initial direct costs for leases that commenced before the effective date, and the ability to use hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.  An entity that elects to apply these practical expedients will, in effect, continue to account for leases that commence before the effective date in accordance with previous GAAP unless the lease is modified, except that lessees are required to recognize a right-of-use asset and a lease liability for all operating leases at each reporting date based on the present value of the remaining minimum rental payments that were tracked and disclosed under previous GAAP.  The Company elected to apply the practical expedients.  In 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, ASU 2018-11, Leases (Topic 842): Targeted Improvements and ASU 2018-20, Leases (Topic 842): Narrow – Scope Improvements for Lessors.  These ASUs amend and clarify guidance in ASU 2016-02 and were being considered by the Company in determining the proper adoption of ASU 2016-02.  The adoption of this guidance on January 1, 2019, resulted in an approximate $5.2 million increase in right of use asset, $300,000 increase in other assets and an approximate $5.5 million increase in lease liability.

In June 2016, the FASB Issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13).   ASU 2016-13 adds a new Topic 326 to the Accounting Standards Codification (Codification) and removes the thresholds that companies apply to measure credit losses on financial instruments measured at amortized cost, such as loans, receivables, and held-to-maturity debt securities. Under current U.S. GAAP, companies generally recognize credit losses when it is probable that the loss has been incurred. The revised guidance will remove all recognition thresholds and will require companies to recognize an allowance for credit losses for the difference between the amortized cost basis of a financial instrument and the amount of amortized cost that the company expects to collect over the instrument’s contractual life. ASU 2016-13 also amends the credit loss measurement guidance for available-for-sale debt securities and beneficial interests in securitized financial assets. The guidance in ASU 2016-13 is effective for “public business entities,” as defined, that are SEC filers for fiscal years, and for interim periods with those fiscal years, beginning after December 15, 2019.  Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Management is currently evaluating the impact of the adoption of this guidance on the Company’s consolidated financial statements. Management has chosen models that will be applied to specific pools of loans and parallel calculations continue to be performed to refine the calculation. In addition, Management has analyzed off balance sheet commitments and is establishing a methodology for these items.  In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses.  The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20 and should be accounted for in accordance with Topic 842, Leases.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07).  The FASB issued ASU 2018-07 intending to reduce cost and complexity and to improve financial reporting for nonemployee share-based payments.  ASU 2018-07 expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. ASU 2018-07 supersedes Subtopic 505-50, Equity—Equity-Based Payments to Non-Employees.  The amendments in ASU 2018-07 are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year.  Early adoption was permitted.  The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

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

There were no stock options granted under the 2015 Plan in the three or nine months ended September 30, 2019,  and zero and 50,000 options were granted in the three and nine months ended September 30, 2018, respectively. Pursuant to the terms of the 2015 Plan, any options granted must be exercised within 10 years from the date of grant.  Expenses related to prior stock option grants are included with salaries and employee benefits.  The Company recognized $0 and $6,000 in stock option expense for the three and nine months ended September 30, 2019, respectively.  The Company recognized $19,000 and $51,000 in stock option expense for the three and nine months ended September 30, 2018, respectively.  The Company expects to recognize no additional stock option expense for the remainder of 2019.

A summary of option activity for the nine months ended September 30, 2019 in the 2015 Plan, the 2007 Plan and the 1999 Plan is as follows:

	For the nine months ended
	September 30, 2019
		Weighted	Aggregate
		average	intrinsic value
	Shares	exercise price	(in thousands)
Outstanding at beginning of year	223,432	$3.93
Granted	—	—
Exercised	(64,200)	2.04
Forfeited and expired	—	—
Outstanding at end of period	159,232	4.70	$986
Shares subject to options exercisable at end of period	159,232	4.70	$986

Information related to stock options for the nine months ended September 30, 2019 and 2018 follows:

	September 30, 2019	September 30, 2018
Intrinsic value of options exercised	$478,000	$450,000
Cash received from option exercises	130,000	232,000
Tax benefit realized from option exercises	73,000	67,000
Weighted average fair value of options granted, per share	$—	$1.54

Information related to stock options granted during the nine months ended September 30, 2018 were as follows:

Nine Months Ended
September 30, 2018
Risk-free interest rate	2.69%
Expected term (years)	5
Expected stock volatility	19.86%
Dividend yield	2.48%

As of September 30, 2019, there were no nonvested stock options outstanding.

Outstanding stock options at September 30, 2019 have a weighted average remaining life of 3.88 years and may be exercised in the range of $1.20 to $9.66 per share.

Restricted Stock Awards:

The 2007 Plan permitted and the 2015 Plan permits the issuance of restricted stock awards to eligible employees and nonemployee directors. Nonvested shares at September 30, 2019 aggregated 125,502, of which 7,028 are expected to vest during the remainder of 2019, 47,408 in 2020, 61,706 in 2021 and 9,360 in 2022. Expense related to restricted stock awards is charged to salaries and employee benefits and is recognized over the vesting period of the awards based on the fair value of the shares at the grant date. The Company recognized approximately $161,000 and $460,000 in restricted stock award expense for the three and nine months ended September 30, 2019, respectively. The Company recognized approximately $243,000 and $714,000 in restricted stock award expense for the three and nine months ended September 30, 2018, respectively.  The Company expects to recognize additional expenses related to restricted stock awards of approximately $142,000 in 2019, $380,000 in 2020, $186,000 in 2021 and $65,000 in 2022.  The total average per share fair value of shares vested during the three and nine months ended September 30, 2019 was $10.45 and $9.71, respectively.

A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2019 is as follows:

	For the nine months ended
	September 30, 2019
		Weighted
		average
		grant date
	Shares	fair value
Nonvested at beginning of year	210,713	$8.15
Granted	47,507	$9.43
Vested	(131,884)	$7.09
Forfeited	(834)	$9.10
Nonvested shares at end of period	125,502	$9.75

Annual Incentive Plan

The Annual Incentive Plan (AIP) provides incentive compensation awards to certain officers of the Company. Annual incentive awards are generally based upon the actual performance of the Company and individual participant performance for the twelve months ending December 31, compared to the actual performance of a peer group during the same twelve-month period. The target incentive awards for each year are measured as a percentage of the base salary of participating officers.  Once the awards under the AIP are calculated, they are paid in cash and/or restricted stock. The restricted stock vests equally over three years, beginning on the first anniversary of the date the restricted stock is issued.  The Company incurred $44,000 and $114,000 in expense for the restricted stock portion of the AIP for the three and nine months ended September 30, 2019, respectively and $408,000 and $1.3 million for the cash portion of the AIP for the three and nine months ended September 30, 2019, respectivly. The Company incurred $94,000 and $284,000 in expense for the restricted stock portion of the AIP for the three and nine months ended September 30, 2018 and $416,000 and $1.3 million for the cash portion of the AIP for the three and nine months ended September 30, 2018, respectively.

Long-term Incentive Plan

The Long-term Incentive Plan (LTIP) provides a long-term incentive compensation opportunity to certain executive officers, whose participation and target award opportunities will be approved by the Compensation Committee of the Board of Directors. Each participant in the LTIP will be granted a target number of Performance Share Units (PSUs).  Target PSUs will be determined as a percentage of base salary and translated into share units based on the Company’s average stock price at the appropriate measurement date.  The performance period for the annual grant for a given year will be from January 1, year 1 through December 31, year 3.   The Company incurred $352,000 and $718,000 for the LTIP for the three and nine months ended September 30, 2019, respectively.  The Company incurred $167,000 and $548,000 in expense for the LTIP for the three and nine months ended September 30, 2018, respectively.

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

5.	SECURITIES

Components of the available for sale portfolio are as follows:

	September 30, 2019
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$59,191	$2,244	$—	$61,435
States and municipalities	34,999	1,494	—	36,493
Corporate debt securities	13,174	180	(1)	13,353
Collateralized mortgage obligations (CMO)	52,883	1,861	—	54,744
Mortgage-backed securities (MBS)	149,158	685	(847)	148,996
Total	$309,405	$6,464	$(848)	$315,021

	December 31, 2018
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Available for Sale
U.S. Treasury and agency securities	$97,785	$—	$(2,204)	$95,581
States and municipalities	48,167	107	(528)	47,746
Corporate debt securities	2,000	4	—	2,004
Collateralized mortgage obligations (CMO)	21,979	143	(14)	22,108
Mortgage-backed securities (MBS)	76,495	23	(2,314)	74,204
Total	$246,426	$277	$(5,060)	$241,643

During the second quarter of 2019, the Company elected to transfer its held to maturity securities portfolio to the available for sale portfolio.  At the time of transfer, the securities had an amortized cost of $74.6 million and a fair value of $72.5 million.  Due to the continued decline in interest rates, the Company elected to move the securities into available for sale to provide more opportunities to reposition the portfolio.

Components of the held to maturity securities portfolio at December 31, 2018 are as follows:

	December 31, 2018
		Gross	Gross
	Amortized	unrecognized	unrecognized	Fair
	cost	gains	losses	value
	(Dollars in thousands)
Held to maturity
Mortgage-backed securities (MBS)	$64,442	$—	$(2,327)	$62,115
States and municipalities	13,049	20	(109)	12,960
Total	$77,491	$20	$(2,436)	$75,075

Debt securities available for sale by contractual maturity, repricing or expected call date are shown below:

	September 30, 2019
	Amortized cost	Fair value
	(Dollars in thousands)
Due in one year or less	$2,000	$2,018
Due after one year through five years	36,006	36,997
Due after five years through ten years	39,019	40,560
Due after ten years	30,339	31,706
MBS and CMO	202,041	203,740
Total	$309,405	$315,021

Securities pledged for public funds were approximately $166.5 million at September 30, 2019 and approximately $108.7 million at December 31, 2018.

Securities available for sale that have been in an unrealized loss position for less than twelve months or twelve months or more at September 30, 2019 are as follows:

	September 30, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	value	Loss	value	Loss	value	Loss
	(Dollars in thousands)
Description of securities:
Corporate debt securities	$1,716	$(1)	$-	$-	$1,716	$(1)
Mortgage-backed securities (MBS)	9,559	(26)	85,674	(821)	95,233	(847)
Total temporarily impaired securities	$11,275	$(27)	$85,674	$(821)	$96,949	$(848)

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

September 30, 2019nine months ended September 30, 2019

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

All of the securities in available for sale that were temporarily impaired at September 30, 2019 were impaired due to the level of interest rates at the time of purchase compared to current interest rates. All of the securities in available for sale and held to maturity that were temporarily impaired at December 31, 2018 were also impaired due to the level of interest rates at the time of purchase compared to interest rates at that time.  Unrealized losses on these securities have not been recognized into income for the three and nine months ended September 30, 2019 or 2018 because the issuer’s securities are of high credit quality (rated AA or higher), it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates and other market conditions. There is risk that longer term rates could rise further resulting in greater unrealized losses.  The Company expects to realize all interest and principal on these securities and has no intent to sell and more than likely will not be required to sell these securities before their anticipated recovery.

Proceeds from the sale of available for sale securities were $5.1 million and zero for the three months ended September 30, 2019 and 2018, respectively.  Gross gains of $128,000 and $0 were realized on these sales during the three months ended September 30, 2019 and 2018, respectively.  There were no gross losses realized during the three months ended September 30, 2019 and 2018.

Proceeds from the sale of available for sale securities were $63.4 million and $10.4 million, for the nine months ended September 30, 2019 and 2018, respectively.  Gross gains of $452,000 and $233,000 were realized on these sales during the nine months ended September 30, 2019 and 2018, respectively. Gross losses of $32,000 and $0 were realized during the nine months ended September 30, 2019 and 2018, respectively.

6.	LOANS

Portfolio loans consist of the following:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Commercial loans
Multifamily	$166,027	$134,143
Nonresidential	409,687	409,979
Land	19,653	16,830
Construction	127,388	141,686
Secured	264,704	233,306
Unsecured	6,588	6,987
Total commercial loans	994,047	942,931
Residential mortgage loans
One-to four-family	938,899	927,255
Construction	44,636	43,435
Total residential mortgage loans	983,535	970,690
Consumer loans
Home equity	183,622	185,661
Auto	87,061	78,686
Marine	1,065	1,206
Recreational vehicle	3,246	4,347
Other	8,647	7,141
Total consumer loans	283,641	277,041
Total loans	2,261,223	2,190,662
Less:
Allowance for loan losses	19,987	20,443
Deferred loan costs, net	(7,271)	(6,623)
Total	12,716	13,820
Loans, net	$2,248,507	$2,176,842

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and are based on impairment method as of September 30, 2019 and December 31, 2018 and activity for the three and nine months ended September 30, 2019 and 2018.

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
	(Dollars in thousands)
For the three months ended September 30, 2019
Beginning balance	$12,547	$5,458	$2,477	$20,482
Provision (recovery)	422	154	125	701
Charge-offs	(896)	(208)	(211)	(1,315)
Recoveries	16	22	81	119
Ending balance	$12,089	$5,426	$2,472	$19,987
For the nine months ended September 30, 2019
Beginning balance	$11,875	$5,923	$2,645	$20,443
Provision	867	(336)	181	712
Charge-offs	(985)	(307)	(651)	(1,943)
Recoveries	332	146	297	775
Ending balance	$12,089	$5,426	$2,472	$19,987
As of September 30, 2019
Period-end amount allocated to:
Loans individually evaluated for impairment	$234	$653	$285	1,172
Loans collectively evaluated for impairment	11,855	4,773	2,187	18,815
Ending balance	$12,089	$5,426	$2,472	$19,987
Period-end balances:
Loans individually evaluated for impairment	4,702	11,943	5,050	21,695
Loans collectively evaluated for impairment	989,345	971,592	278,591	2,239,528
Ending balance	$994,047	$983,535	$283,641	$2,261,223

Allowance For Loan Losses

	Commercial Loans	Residential Loans	Consumer Loans	Total
For the three months ended September 30, 2018
Beginning balance	$12,808	$5,867	$2,730	$21,405
Provision (recovery)	(128)	255	124	251
Charge-offs	(303)	(203)	(141)	(647)
Recoveries	205	62	56	323
Ending balance	$12,582	$5,981	$2,769	$21,332
For the nine months ended September 30, 2018
Beginning balance	$12,542	$5,860	$2,800	$21,202
Provision	5	342	173	520
Charge-offs	(378)	(384)	(410)	(1,172)
Recoveries	413	163	206	782
Ending balance	$12,582	$5,981	$2,769	$21,332
As of December 31, 2018
Period-end amount allocated to:
Loans individually evaluated for impairment	$103	$798	$300	1,201
Loans collectively evaluated for impairment	11,772	5,125	2,345	19,242
Ending balance	$11,875	$5,923	$2,645	$20,443
Period-end balances:
Loans individually evaluated for impairment	2,017	13,086	5,491	20,594
Loans collectively evaluated for impairment	940,914	957,604	271,550	2,170,068
Ending balance	$942,931	$970,690	$277,041	$2,190,662

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

Other loans not reviewed specifically by management are evaluated as a homogenous group of loans (generally single-family residential mortgage loans and all consumer credits except marine loans) using a loss factor applied to the outstanding loan balance to determine the level of reserve required. This loss factor consists of two components, a quantitative and a qualitative component. The quantitative component is based on a historical analysis of all charged-off loans, net of recoveries. In determining the qualitative factors, consideration is given to such attributes as lending policies, economic conditions, nature and volume of the portfolio, management, loan quality trend, loan review, collateral value, concentrations, economic cycles and other external factors.  As of September 30, 2019, the Company evaluated 29 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.

The following table presents loans individually evaluated for impairment by class of loans as of and for nine months ended September 30, 2019:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$152	$—	$—	$43	$1	$1
Nonresidential	3,049	2,895	—	1,488	20	20
Land	—	—	—	—	—	—
Construction	2,445	—	—	—	—	—
Secured	1,464	353	—	88	2	2
Unsecured	474	—	—	—	—	—
Total commercial loans	7,584	3,248	—	1,619	23	23
Residential mortgage loans
One-to four-family	5,349	4,533	—	4,637	80	71
Construction	—	—	—	—	—	—
Total residential mortgage loans	5,349	4,533	—	4,637	80	71
Consumer loans
Home equity	1,003	890	—	906	10	9
Auto	140	123	—	45	3	3
Marine	354	105	—	115	—	—
Recreational vehicle	378	42	—	82	4	4
Other	—	—	—	—	—	—
Total consumer loans	1,875	1,160	—	1,148	17	16
Total	$14,808	$8,941	$—	$7,404	$120	$110
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—	$—	$—	$—
Nonresidential	827	827	132	1,183	75	67
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	1,436	627	102	1,617	111	122
Unsecured	—	—	—	—	—	—
Total commercial loans	2,263	1,454	234	2,800	186	189
Residential mortgage loans
One-to four-family	7,541	7,410	653	7,910	329	291
Construction	—	—	—	—	—	—
Total residential mortgage loans	7,541	7,410	653	7,910	329	291
Consumer loans
Home equity	3,545	3,448	268	3,622	155	142
Auto	2	2	—	1	—	—
Marine	84	84	1	88	3	3
Recreational vehicle	403	356	16	325	17	16
Other	—	—	—	—	—	—
Total consumer loans	4,034	3,890	285	4,036	175	161
Total	13,838	12,754	1,172	14,746	690	641
Total impaired loans	$28,646	$21,695	$1,172	$22,150	$810	$751

The following table presents loans individually evaluated for impairment by class of loans as of and for nine months ended September 30, 2018:

Impaired Loans

(Dollars in thousands)

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$25	$—	$—	$—	$—	$—
Nonresidential	624	134	—	108	5	5
Land	—	—	—	5	—	—
Construction	2,447	—	—	—	—	—
Secured	1,169	921	—	906	1	1
Unsecured	474	—	—	—	8	8
Total commercial loans	4,739	1,055	—	1,019	14	14
Residential mortgage loans
One-to four-family	6,578	5,424	—	5,558	117	92
Construction	—	—	—	—	—	—
Total residential mortgage loans	6,578	5,424	—	5,558	117	92
Consumer loans
Home equity	1,262	1,044	—	1,076	17	15
Auto	26	19	—	29	1	1
Marine	553	181	—	181	—	—
Recreational vehicle	652	218	—	146	15	9
Other	21	21	—	10	1	1
Total consumer loans	2,514	1,483	—	1,442	34	26
Total	$13,831	$7,962	$—	$8,019	$165	$132
With a specific allowance recorded
Commercial loans
Multifamily	$422	$275	$28	$275	$—	$—
Nonresidential	1,216	1,210	13	1,320	65	65
Land	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Secured	819	568	473	576	—	—
Unsecured	—	—	—	—	—	—
Total commercial loans	2,457	2,053	514	2,171	65	65
Residential mortgage loans
One-to four-family	8,455	8,340	817	9,430	378	291
Construction	—	—	—	—	—	—
Total residential mortgage loans	8,455	8,340	817	9,430	378	291
Consumer loans
Home equity	4,156	4,074	289	4,398	215	165
Auto	—	—	—	—	—	—
Marine	93	93	—	96	5	4
Recreational vehicle	287	275	17	364	17	13
Other	—	—	—	—	—	—
Total consumer loans	4,536	4,442	306	4,858	237	182
Total	15,448	14,835	1,637	16,459	680	538
Total impaired loans	$29,279	$22,797	$1,637	$24,478	$845	$670

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no specific allowance recorded
Commercial loans
Multifamily	$443	$170	$—
Nonresidential	588	130	—
Land	—	—	—
Construction	2,447	—	—
Secured	806	—	—
Unsecured	474	—	—
Total commercial loans	4,758	300	—
Residential mortgage loans
One-to four-family	5,840	4,908	—
Construction	—	—	—
Total residential mortgage loans	5,840	4,908	—
Consumer loans
Home equity	1,084	957	—
Auto	25	17	—
Marine	502	145	—
Recreational vehicle	592	172	—
Other	—	—	—
Total consumer loans	2,203	1,291	—
Total	$12,801	$6,499	$—
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	1,186	1,186	12
Land	—	—	—
Construction	—	—	—
Secured	989	531	91
Unsecured	—	—	—
Total commercial loans	2,175	1,717	103
Residential mortgage loans
One-to four-family	8,298	8,178	798
Construction	—	—	—
Total residential mortgage loans	8,298	8,178	798
Consumer loans
Home equity	3,925	3,842	283
Auto	—	—	—
Marine	91	91	1
Recreational vehicle	279	267	16
Other	—	—	—
Total consumer loans	4,295	4,200	300
Total	14,768	14,095	1,201
Total impaired loans	$27,569	$20,594	$1,201

The following table presents loans individually evaluated for impairment by class of loans for the three months ended September 30, 2019:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$—		$—
Nonresidential	2,848	3	3
Land	—	—	—
Construction	—	—	—
Secured	177	2	2
Unsecured	—	—	—
Total commercial loans	3,025	5	5
Residential mortgage loans
One-to four-family	4,663	16	16
Construction	—	—	—
Total residential mortgage loans	4,663	16	16
Consumer loans
Home equity	908	3	3
Auto	74	3	3
Marine	105	—	—
Recreational vehicle	46	—	—
Other	—	—	—
Total consumer loans	1,133	6	6
Total	$8,821	$27	$27
With a specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	414	30	30
Land	—	—	—
Construction	—	—	—
Secured	2,753	18	16
Unsecured	—	—	—
Total commercial loans	3,167	48	46
Residential mortgage loans
One-to four-family	7,510	90	89
Construction	—	—	—
Total residential mortgage loans	7,510	90	89
Consumer loans
Home equity	3,492	45	45
Auto	1	—	—
Marine	85	1	1
Recreational vehicle	344	6	6
Other	—	—	—
Total consumer loans	3,922	52	52
Total	14,599	190	187
Total impaired loans	$23,420	$217	$214

The following table presents loans individually evaluated for impairment by class of loans for the three months ended September 30, 2018:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
With no specific allowance recorded
Commercial loans
Multifamily	$—	$—	$—
Nonresidential	136	1	1
Land	—	—	—
Construction	—	—	—
Secured	914	—	—
Unsecured	—	8	8
Total commercial loans	1,050	9	9
Residential mortgage loans
One-to four-family	5,709	41	32
Construction	—	—	—
Total residential mortgage loans	5,709	41	32
Consumer loans
Home equity	1,134	6	4
Auto	21	1	1
Marine	181	—	—
Recreational vehicle	159	9	4
Other	11	1	1
Total consumer loans	1,506	17	10
Total	$8,265	$67	$51
With a specific allowance recorded
Commercial loans
Multifamily	$275	$—	$—
Nonresidential	1,221	13	13
Land	—	—	—
Construction	—	—	—
Secured	568	—	—
Unsecured	—	—	—
Total commercial loans	2,064	13	13
Residential mortgage loans
One-to four-family	8,401	147	98
Construction	—	—	—
Total residential mortgage loans	8,401	147	98
Consumer loans
Home equity	4,138	92	56
Auto	—	—	—
Marine	94	2	1
Recreational vehicle	328	8	4
Other	—	—	—
Total consumer loans	4,560	102	61
Total	15,025	262	172
Total impaired loans	$23,290	$329	$223

Home Savings reclassifies a collateralized mortgage loan and a consumer loan secured by real estate to real estate owned and other repossessed assets once it has either obtained legal title to the real estate collateral or the borrower voluntarily conveys all interest in the real property to the Bank to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement.  The table below presents loans that are in the process of foreclosure at September 30, 2019 and December 31, 2018, but legal title, deed in lieu of foreclosure or similar legal agreement to the property has not yet been obtained:

	September 30, 2019		December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment
	(Dollars in thousands)		(Dollars in thousands)
Mortgage loans in process of foreclosure	$2,553	$2,396	$3,687	$3,636
Consumer loans in process of foreclosure	755	747	700	685

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of September 30, 2019:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of September 30, 2019

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$—	$—
Nonresidential	3,610	—
Land	—	—
Construction	—	—
Secured	785	—
Unsecured	—	—
Total commercial loans	4,395	—
Residential mortgage loans
One-to four-family	4,233	—
Construction	—	—
Total residential mortgage loans	4,233	—
Consumer Loans
Home equity	1,376	—
Auto	123	—
Marine	105	—
Recreational vehicle	67	—
Other	18	—
Total consumer loans	1,689	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$10,317	$—

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days and still on accrual by class of loans as of December 31, 2018:

Nonaccrual Loans and Loans Past Due Over 90 Days and Still Accruing

As of December 31, 2018

	Nonaccrual	Loans past due over 90 days and still accruing
	(Dollars in thousands)
Commercial loans
Multifamily	$171	$—
Nonresidential	13	—
Land	—	—
Construction	—	—
Secured	531	—
Unsecured	—	—
Total commercial loans	715	—
Residential mortgage loans
One-to four-family	4,170	—
Construction	—	—
Total residential mortgage loans	4,170	—
Consumer Loans
Home equity	1,223	—
Auto	131	—
Marine	145	—
Recreational vehicle	145	—
Other	10	—
Total consumer loans	1,654	—
Total nonaccrual loans and loans past due over 90 days and still accruing	$6,539	$—

The following table presents an age analysis of past-due loans, segregated by class of loans as of September 30, 2019:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$—	$—	$166,027	$166,027
Nonresidential	—	102	1,679	1,781	407,906	409,687
Land	—	—	—	—	19,653	19,653
Construction	—	—	—	—	127,388	127,388
Secured	30	—	386	416	264,288	264,704
Unsecured	—	500	—	500	6,088	6,588
Total commercial loans	30	602	2,065	2,697	991,350	994,047
Residential mortgage loans
One-to four-family	2,530	1,780	3,529	7,839	931,060	938,899
Construction	—	—	—	—	44,636	44,636
Total residential mortgage loans	2,530	1,780	3,529	7,839	975,696	983,535
Consumer Loans:
Home equity	892	716	1,200	2,808	180,814	183,622
Automobile	179	70	123	372	86,689	87,061
Marine	—	—	105	105	960	1,065
Recreational vehicle	131	58	67	256	2,990	3,246
Other	72	5	18	95	8,552	8,647
Total consumer loans	1,274	849	1,513	3,636	280,005	283,641
Total loans	$3,834	$3,231	$7,107	$14,172	$2,247,051	$2,261,223

The following table presents an age analysis of past-due loans, segregated by class of loans as of December 31, 2018:

Past Due Loans

(Dollars in thousands)

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current Loans	Total Loans
Commercial loans
Multifamily	$—	$—	$171	$171	$133,972	$134,143
Nonresidential	—	—	—	—	409,979	409,979
Land	—	—	—	—	16,830	16,830
Construction	—	—	—	—	141,686	141,686
Secured	195	—	531	726	232,580	233,306
Unsecured	—	—	—	—	6,987	6,987
Total commercial loans	195	—	702	897	942,034	942,931
Residential mortgage loans
One-to four-family	2,139	882	3,470	6,491	920,764	927,255
Construction	—	—	—	—	43,435	43,435
Total residential mortgage loans	2,139	882	3,470	6,491	964,199	970,690
Consumer Loans:
Home equity	658	295	1,147	2,100	183,561	185,661
Automobile	283	112	131	526	78,160	78,686
Marine	—	—	145	145	1,061	1,206
Recreational vehicle	548	—	145	693	3,654	4,347
Other	33	—	10	43	7,098	7,141
Total consumer loans	1,522	407	1,578	3,507	273,534	277,041
Total loans	$3,856	$1,289	$5,750	$10,895	$2,179,767	$2,190,662

As of September 30, 2019 and December 31, 2018, the Company had a recorded investment in troubled debt restructurings of $15.6 million and $16.6 million, respectively.  The Company allocated $1.1 million of specific allowance for those loans at September 30, 2019 and $1.1 million at December 31, 2018.  The Company committed to lend, to existing troubled debt restructuring relationships, additional amounts totaling up to $46,000 and $41,000 at September 30, 2019 and December 31, 2018, respectively.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	1	830	830
Land	—	—	—
Construction	—	—	—
Secured	—	—	—
Unsecured	—	—	—
Total commercial loans	1	830	830
Residential mortgage loans
One-to four-family	—	—	—
Construction	—	—	—
Total residential mortgage loans	—	—	—
Consumer loans
Home equity	—	—	—
Auto	—	—	—
Marine	—	—	—
Recreational vehicle	—	—	—
Other	—	—	—
Total consumer loans	—	—	—
Total restructured loans	1	$830	$830

The troubled debt restructurings described above increased the allowance for loan losses by $132,000 and resulted in no charge-offs during the three months ended September 30, 2019.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ended September 30, 2019:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Recorded Investment
		(In thousands)
Commercial loans
Multifamily	—	$—	$—
Nonresidential	1	830	830
Land	—	—	—
Construction	—	—	—
Secured	1	824	824
Unsecured	—	—	—
Total commercial loans	2	1,654	1,654
Residential mortgage loans
One-to four-family	1	335	355
Construction	—	—	—
Total residential mortgage loans	1	335	355
Consumer loans
Home equity	1	40	44
Auto	—	—	—
Marine	—	—	—
Recreational vehicle
Other	—	—	—
Total consumer loans	1	40	44
Total restructured loans	4	$2,029	$2,053

The troubled debt restructurings described above increased the allowance for loan losses by $133,000 and resulted in no charge-offs during the nine months ended September 30, 2019.

There were no loans modified as troubled debt restructurings during the three months ended September 30, 2018:

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

The troubled debt restructuring described above increased the allowance for loan losses by $3,000 and resulted in no charge-offs during the three months ended September 30, 2018.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended September 30, 2019:

	Number of loans	Recorded Investment
(Dollars in thousands)
Commercial loans
Multifamily	—	$—
Nonresidential	—	—
Land	—	—
Construction	—	—
Secured	—	—
Unsecured	—	—
Total commercial loans	—	—
Residential mortgage loans
One-to four-family	1	334
Construction	—	—
Total residential mortgage loans	1	334
Consumer loans
Home equity	—	—
Auto	—	—
Marine	—	—
Recreational vehicle	—	—
Other	—	—
Total consumer loans	—	—
Total restructured loans	1	$334

The troubled debt restructuring described above that subsequently defaulted resulted in no charge-offs during the three and nine months ended September 30, 2019.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within a twelve month cycle following the modification during the period ended September 30, 2018:

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

The troubled debt restructurings described above that subsequently defaulted resulted in no charge-offs during the three and nine months ended September 30, 2018, and had no effect on the provision for loan losses.

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

As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2019

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$166,027	$—	$—	$—	$—	$—	$166,027
Nonresidential	380,838	16,616	12,233	—	—	12,233	409,687
Land	19,653	—	—	—	—	—	19,653
Construction	125,003	2,385	—	—	—	—	127,388
Secured	240,812	7,145	16,747	—	—	16,747	264,704
Unsecured	6,506	—	82	—	—	82	6,588
Total commercial loans	938,839	26,146	29,062	—	—	29,062	994,047
Residential mortgage loans
One-to four-family	933,170	95	5,634	—	—	5,634	938,899
Construction	44,636	—	—	—	—	—	44,636
Total residential mortgage loans	977,806	95	5,634	—	—	5,634	983,535
Consumer Loans
Home equity	182,241	—	1,381	—	—	1,381	183,622
Auto	86,935	—	126	—	—	126	87,061
Marine	960	—	105	—	—	105	1,065
Recreational vehicle	3,179	—	67	—	—	67	3,246
Other	8,629	—	18	—	—	18	8,647
Total consumer loans	281,944	—	1,697	—	—	1,697	283,641
Total loans	$2,198,589	$26,241	$36,393	$—	$—	$36,393	$2,261,223

December 31, 2018

(Dollars in thousands)

	Unclassified		Classified
	Unclassified	Special Mention	Substandard	Doubtful	Loss	Total Classified	Total Loans
Commercial Loans
Multifamily	$133,972	$—	$171	$—	$—	$171	$134,143
Nonresidential	378,160	18,420	13,399	—	—	13,399	409,979
Land	16,830	—	—	—	—	—	16,830
Construction	139,540	2,146	—	—	—	—	141,686
Secured	214,924	2,184	16,198	—	—	16,198	233,306
Unsecured	6,894	—	93	—	—	93	6,987
Total commercial loans	890,320	22,750	29,861	—	—	29,861	942,931
Residential mortgage loans
One-to four-family	921,694	591	4,970	—	—	4,970	927,255
Construction	43,435	—	—	—	—	—	43,435
Total residential mortgage loans	965,129	591	4,970	—	—	4,970	970,690
Consumer Loans
Home equity	184,438	—	1,223	—	—	1,223	185,661
Auto	78,551	—	135	—	—	135	78,686
Marine	1,061	—	145	—	—	145	1,206
Recreational vehicle	4,221	—	126	—	—	126	4,347
Other	7,131	—	10	—	—	10	7,141
Total consumer loans	275,402	—	1,639	—	—	1,639	277,041
Total loans	$2,130,851	$23,341	$36,470	$—	$—	$36,470	$2,190,662

Purchased Credit Impaired Loans:

The Company has purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  As of September 30, 2019 and December 31, 2018 there were no outstanding purchase credit impaired loans.

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended	Three Months Ended	For the nine months ended	For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Dollars in thousands)		(Dollars in thousands)
Beginning of period	$—	$104	$—	$110
Accretion of income	—	—	—	6
Balance at end of period	$—	$104	$—	$104

For the purchased credit impaired loans disclosed above, there was no change in the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018.

Income is not recognized on purchased credit impaired loans if the Company cannot reasonably estimate cash flows expected to be collected.  The carrying amounts of such loans are as follows:

	September 30, 2019	September 30, 2018
	(Dollars in thousands)
Loans at beginning of period	$—	$1,194
Loans purchased during the period	—	—
Loans at end of period	—	1,083

7.	MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others, which are not reported in United Community’s assets, totaled $1.5 billion as of September 30, 2019 and $1.4 billion as of December 31, 2018. Mortgage banking income is comprised of gains recognized on the sale of loans and changes in fair value of mortgage banking derivatives.

The principal balances of mortgage loans serviced for others are as follows:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Mortgage loan portfolios serviced for:
FHLMC	$1,002,212	$1,016,097
FNMA	451,762	347,294
Private investor	10,640	15,049

Customer escrow balances with loans serviced for FHLMC, FNMA and the private investor totaled $10.4 million and $16.3 million at September 30, 2019 and December 31, 2018, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$8,191	$6,942	$7,704	$6,681
Originations	1,138	928	2,624	2,231
Amortized to expense	(702)	(477)	(1,701)	(1,519)
Balance, end of period	8,627	7,393	8,627	7,393
Less valuation allowance	(1,901)	(26)	(1,901)	(26)
Net balance	$6,726	$7,367	$6,726	$7,367

Activity in the valuation allowance for mortgage servicing rights was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance, beginning of period	$(1,565)	$(20)	$(70)	$(9)
Impairment charges	(336)	(6)	(1,831)	(26)
Recoveries	—	—	—	9
Balance, end of period	$(1,901)	$(26)	$(1,901)	$(26)

The fair value of mortgage servicing rights as of September 30, 2019, was approximately $10.2 million and at December 31, 2018, the fair value was approximately $12.2 million.

Key economic assumptions in measuring the value of mortgage servicing rights at September 30, 2019, and December 31, 2018, were as follows:

	September 30, 2019	December 31, 2018
Weighted average prepayment rate	287 PSA	145 PSA
Weighted average life (in years)	4.96	7.26
Weighted average discount rate	11.00%	11.00%

8.	OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Real estate owned and other repossessed assets at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Real estate owned and other repossessed assets	$1,118	$1,396
Valuation allowance	(170)	(308)
End of period	$948	$1,088

Activity in the valuation allowance was as follows:

	Three Months Ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Dollars in thousands)
Beginning of period	$158	$248	$308	$403
Additions charged to expense	26	49	62	82
Sales of real estate owned with a valuation allowance	(14)	—	(200)	(188)
End of period	$170	$297	$170	$297

Expenses related to foreclosed and repossessed assets include:

	Three Months Ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Dollars in thousands)
Net loss on sales	$29	$(4)	$57	$154
Provision for unrealized losses	26	49	62	82
Operating expenses, net of rental income	39	25	95	95
Total expenses	$94	$70	$214	$331

9.	FAIR VALUE MEASUREMENT

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

Assets and Liabilities Measured on a Recurring Basis: Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2019 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Trading securities	$734	$267	$467	$—
Available for sale securities
U.S. Treasury and agency securities	61,435	—	61,435	—
States and municipalities	36,493	—	36,493	—
Corporate debt securities	13,353	—	13,353	—
Collateralized mortgage obligations	54,744	—	54,744	—
Mortgage-backed securities	148,996	—	148,996	—
Loans held for sale, at fair value	113,593	—	24,366	89,227
Purchased certificate of deposit option	239	—	239	—
Interest rate swaps	372	—	372	—
Liabilities
Written certificate of deposit option	239	—	239	—
Interest rate swaps	421	—	421	—

		Fair Value Measurements at December 31, 2018 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Trading securities	$364	$364	—	—
Available for sale securities
U.S. Treasury and agency securities	95,581	—	95,581	—
States and municipalities	47,746	—	47,746	—
Corporate debt securities	2,004	—	2,004	—
Collateralized mortgage obligations	22,108	—	22,108	—
Mortgage-backed securities	74,204	—	74,204	—
Loans held for sale, at fair value	91,472	—	11,221	80,251
Purchased certificate of deposit option	261	—	261	—
Interest rate swaps	56	—	56	—
Liabilities
Written certificate of deposit option	261	—	261	—
Interest rate swaps	62	—	62	—

There were no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2019 and 2018.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended September 30, 2019 and 2018.

	Loans Held for Sale, At Fair Value
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)
Balance of recurring Level 3 assets at beginning of period	$69,565	$76,690	$80,251	$65,016
Total gains (losses) for the period
Included in change in fair value of loans held for sale	626	(77)	3,275	(2,216)
Included in other comprehensive income		—		—
Originations/Draws on construction perm loans	38,114	32,581	91,845	94,908
Amortization	—	—	—	—
Sales	(19,078)	(28,267)	(86,144)	(76,781)
Balance of recurring Level 3 assets at end of period	$89,227	$80,927	$89,227	$80,927

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2019:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Construction loans held for sale	$89,227	Comparable sales	Time discount	0.00-0.26%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2018:

		Valuation	Unobservable
	Fair Value	Technique(s)	Input(s)	Range
Construction loans held for sale	$80,251	Comparable sales	Time discount	0.00-1.05%

The fair value of loans held for sale, at fair value was determined using pricing from a quoted market, discounted for the length of time to the completion of the construction project.

Assets and Liabilities Measured on a Non-Recurring Basis: Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2019 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Secured Commercial	668	—	—	668
Residential loans
One-to four-family residential	467	—	—	467
Consumer loans
Home Equity	19	—	—	19
Auto	14	—	—	14
Marine	105	—	—	105
Recreational vehicle	66	—	—	66
Mortgage servicing rights	3,018	—	3,018	—
Other real estate owned, net
Commercial loans
Construction loans	58	—	—	58
Residential loans
One-to four-family residential	113	—	—	113

		Fair Value Measurements at December 31, 2018 Using:
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Impaired loans:
Commercial loans
Secured	$419	$—	$—	$419
Residential loans
One-to four-family residential	540	—	—	540
Consumer loans
Auto	8	—	—	8
Mortgage servicing rights	2,990	—	2,990	—
Other real estate owned, net
Commercial loans
Auto	181	—	—	181
Residential loans
One-to four-family residential	121	—	—	121

Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $1.3 million at September 30, 2019, that includes a specific valuation allowance of $85,000. This resulted in a decrease of the provision for loan losses of $12,000 and $110,000 during the three and nine months ended September 30, 2019, respectively. Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $431,000 at September 30, 2018, which includes a specific valuation allowance of $488,000. This resulted in an increase in the provision for loan losses of $40,000 and $187,000 for the three and nine months ended September 30, 2018.  Impaired loans with specific allocations of the allowance for loan losses, carried at fair value, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a net carrying amount of $967,000 at December 31, 2018, that includes a specific valuation allowance of $69,000.

The significant unobservable (Level 3) inputs used in the fair value measurement of collateral for collateral dependent impaired loans included in the above table primarily relate to the adjustment between carrying values versus appraised value. During the reported periods, discounts applied to appraisals for estimated selling costs were 10%.

At September 30, 2019, mortgage servicing rights carried at fair value totaled $3.0 million with a valuation allowance of $1.9 million.  At September 30, 2018, $282,000 of mortgage servicing rights were carried at fair value, resulting in a net valuation allowance of $26,000.  Mortgage servicing rights are valued by an independent third party that is active in purchasing and selling these instruments.  Net impairment reflected in mortgage servicing rights valuation totaled $336,000 and $1.8 million for the three and nine months ended September 30, 2019, respectively.  Net impairment reflected in mortgage service rights valuation totaled $6,000 and $17,000 for the three and nine months ended September 30, 2018, respectively.  The value reflects the characteristics of the underlying loans.

At September 30, 2019, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a net carrying amount of $171,000, with a valuation allowance of $170,000. This resulted in expense of $26,000 and $62,000 during the three and nine months ended September 30, 2019, respectively.  At September 30, 2018, other real estate owned, carried at fair value, which is measured for impairment using the fair value of the property less estimated selling costs, had a net carrying amount of $342,000 with a valuation allowance of $297,000. This resulted in expense of $49,000 and $82,000 during the three and nine months ended September 30, 2018, respectively. At December 31, 2018, other real estate owned had a net carrying amount of $302,000, with a valuation allowance of $308,000.
The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a nonrecurring basis at September 30, 2019:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired loans:
Commercial loans
Secured Commercial	668	Sales comparison approach	Adjustment for differences between comparable sales	0.00-35.00% (15.00%)
Residential loans
One-to four-family residential	467	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-10.77% (4.27%)
Consumer loans
Home Equity	19	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Auto	14	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Marine	105	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Recreational vehicle	66	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-17.85% (8.93%)
Other real estate owned, net
Commercial loans
Construction loans	58	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-50.00% (45.85%)
Residential loans
One-to four-family residential	113	Sales comparison approach	Adjustment for differences between comparable sales	0.00%-14.22% (14.22%)

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

The Company has elected the fair value option for newly originated residential mortgage and permanent construction loans held for sale.  These loans are intended for sale and the Company believes that fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans are 90 or more days past due nor on nonaccrual status as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Aggregate fair value	$113,593	$91,472
Contractual balance	106,489	87,731
Gain	7,104	3,741

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2019 and 2018 for loans held for sale, at fair value were:

	For the Three Months Ended		For the nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(Dollars in thousands)
Interest income	$—	$—	$—	$—
Interest expense	—	—	—	—
Change in fair value	122	(362)	3,363	(2,559)
Total change in fair value	$122	$(362)	$3,363	$(2,559)

In accordance with U.S. GAAP, the carrying value and estimated fair values of financial instruments at September 30, 2019 and December 31, 2018, were as follows:

		Fair Value Measurements at September 30, 2019 Using:
	September 30,
	2019
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$64,869	$64,869	$—	$—
Trading securities	734	267	467	—
Available for sale securities	315,021	—	315,021	—
Loans held for sale, at fair value	113,593	—	24,366	89,227
Loans, net	2,248,507	—	—	2,244,746
Purchased certificate of deposit option	239	—	239	—
Interest rate swaps	372	—	372	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,496,470)	(1,496,470)	—	—
Certificates of deposit	(609,288)	—	(610,997)	—
FHLB advances	(422,000)	—	(422,000)	—
Written certificate of deposit option	(239)	—	(239)	—
Interest rate swaps	(421)	—	(421)	—

		Fair Value Measurements at December 31, 2018 Using:
	December 31,
	2018
	Carrying Value	(Level 1)	(Level 2)	(Level 3)
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$60,985	$60,985	$—	$—
Trading securities	364	364	—	—
Available for sale securities	241,643	—	241,643	—
Held to maturity securities	77,491	—	71,206	3,869
Loans held for sale, at fair value	91,472	—	11,221	80,251
Loans, net	2,176,842	—	—	2,138,319
Purchased certificate of deposit option	261	—	261	—
Interest rate swaps	56		56	—
Liabilities:
Deposits:
Checking, savings and money market accounts	(1,305,439)	(1,305,439)	—	—
Certificates of deposit	(907,781)	—	(904,198)	—
FHLB advances	(243,000)	—	(243,000)	—
Repurchase agreements and other	(224)	—	(213)	—
Written certificate of deposit option	(261)	—	(261)	—
Interest rate swaps	(62)	—	(62)	—

10.	STATEMENT OF CASH FLOWS SUPPLEMENTAL DISCLOSURE

Supplemental disclosures of cash flow information are summarized below.

	For the Nine Months Ended September 30,
	2019	2018
	(Dollars in thousands)
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest on deposits and borrowings	$23,462	$15,870
Income taxes	7,126	2,500
Supplemental schedule of noncash activities:
Transfers from loans to real estate owned and other repossessed assets	817	892
Transfer from held to maturity securities to available for sale securities	74,560	—
Accretion of securities held to maturity	42	122
Right of use asset recorded	5,469	—

11.	EARNINGS PER SHARE

The Company has granted stock compensation awards with nonforfeitable dividend rights that are considered participating securities. As such, earnings per share is computed using the two-class method as required by ASC 206-10-45. Basic earnings per common share is computed by dividing net income allocated to common shareholders by the weighted average number of common shares outstanding during the period which excludes the participating securities. Diluted earnings per common share includes the dilutive effect of additional potential common shares from stock compensation awards, but also excludes awards considered participating securities. There were 50,000 stock options that were anti-dilutive for the three and nine months ended September 30, 2019.  There were zero and 50,000 stock options that were anti-dilutive for three and nine months ended September 30, 2018, respectively.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands, except per share data)
Net income per consolidated statements of income	$10,504	$9,529	$29,646	$27,626
Net income allocated to participating securities	(27)	(49)	(103)	(140)
Net income allocated to common stock	$10,477	$9,480	$29,543	$27,486

Basic earnings per common share computation:
Distributed earnings allocated to common stock	$3,837	$3,478	$10,664	$9,432
Undistributed earnings allocated to common stock	6,640	6,002	18,879	18,054
Net income allocated to common stock	$10,477	$9,480	$29,543	$27,486
Weighted average common shares outstanding, including shares considered participating securities	48,085	49,909	48,563	49,892
Less: Average participating securities	(124)	(226)	(168)	(252)
Weighted average shares	47,961	49,683	48,395	49,640
Basic earnings per common share	$0.22	$0.19	$0.61	$0.55

Diluted earnings per common share computation:
Net income allocated to common stock	$10,477	$9,480	$29,543	$27,486
Weighted average common shares outstanding for basic earnings per common share	47,961	49,683	48,395	49,640
Add: Dilutive effects of assumed exercises of stock options and LTIP awards	203	264	201	262
Weighted average shares and dilutive potential common shares	48,164	49,947	48,596	49,902
Diluted earnings per common share	$0.22	$0.19	$0.61	$0.55

12.	OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) included in the consolidated statements of shareholders’ equity consists of unrealized gains and losses on available for sale securities, accretion of unrealized losses on held to maturity securities, the transfer of the held to maturity securities portfolio to available for sale and disproportionate tax effects. The change includes reclassification of net gains or (losses) on sales of securities of $128,000 and $0 for the three months ended September 30, 2019 and 2018, respectively, and $420,000 and $233,000 for the nine months ended September 30, 2019 and 2018, respectively.  Reclassifications also includes accretion of unrealized losses on held to maturity securities.

Other comprehensive income (loss) components and related tax effects for the three-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
September 30, 2019	(Dollars in thousands)
Balances at beginning of period, net of tax	$1,930	$(17,110)	$-	$(15,180)
Other comprehensive income before reclassifications	2,608	—	—	2,608
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	—	—
Transfer of held to maturity securities to available for sale	—	—	—	—
Reclassification adjustment for gains realized in income	(101)	—	—	(101)
Net current period other comprehensive income	2,507	—	—	2,507
Balances at end of period, net of tax	$4,437	$(17,110)	$—	$(12,673)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
September 30, 2018	(Dollars in thousands)
Balances at beginning of period, net of tax	$(6,357)	$(17,110)	$(610)	$(24,077)
Other comprehensive income before reclassifications	(1,741)	—	—	(1,741)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	35	35
Reclassification adjustment for gains realized in income	—	—	—	—
Net current period other comprehensive income	(1,741)	—	35	(1,706)
Balances at end of period, net of tax	$(8,098)	$(17,110)	$(575)	$(25,783)

Other comprehensive income (loss) components and related tax effects for the nine-month periods are as follows:

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
September 30, 2019	(Dollars in thousands)
Balances at beginning of period, net of tax	$(3,781)	$(17,110)	$(545)	$(21,436)
Other comprehensive income before reclassifications	9,062	—	—	9,062
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	33	33
Transfer of held to maturity securities to available for sale	(512)	—	512	—
Reclassification adjustment for gains realized in income	(332)	—	—	(332)
Net current period other comprehensive income	8,218	—	545	8,763
Balances at end of period, net of tax	$4,437	$(17,110)	$—	$(12,673)

	Unrealized Gains (Losses) on Securities Available for Sale	Disproportionate Tax Effect from Securities Available for Sale	Losses on Securities Transferred From Available for Sale to Held to Maturity	Total
September 30, 2018	(Dollars in thousands)
Balances at beginning of period, net of tax	$(904)	$(17,110)	$(671)	$(18,685)
Other comprehensive income before reclassifications	(7,010)	—		(7,010)
Accretion of unrealized losses of securities transferred from available for sale to held to maturity recognized in other comprehensive income	—	—	96	96
Reclassification adjustment for gains realized in income	(184)	—	—	(184)
Net current period other comprehensive income	(7,194)	—	96	(7,098)
Balances at end of period, net of tax	$(8,098)	$(17,110)	$(575)	$(25,783)

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the three months ended September 30, 2019:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(128)	Net gains on securities available for sale
	27	Tax expense
Total reclassification during the period	$(101)	Net of tax, increase to net income

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

The following are significant amounts reclassified out of each component of accumulated comprehensive income (loss) for the nine months ended September 30, 2019:

	Amount Reclassified	Affected Line Item on
	From Accumulated	the Statement Where
Details About Accumulated Other Comprehensive	Other Comprehensive	Net Income is
Income Components	Income	Presented
(Dollars in thousands)
Realized net gains on the sale of available for sale securities	$(420)	Net gains on securities available for sale
	88	Tax expense
	(332)	Net of tax

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

Quantitative measures established by regulation for capital adequacy require Home Savings to maintain minimum ratios of Tier 1 (or Core) capital (as defined in the regulations) to average total assets (as defined) and of total risk-based capital (as defined) to risk-weighted assets (as defined).  Home Savings’ Common Equity Tier 1 capital consists of common stock and related paid-in capital, net of treasury stock, and retained earnings. Common Equity Tier 1 for Home Savings is reduced by intangible assets, net of associated deferred tax liabilities and subject to transition provisions. Actual and regulatory required capital ratios for Home Savings, along with the dollar amount of capital implied by such ratios, are presented below.  The ratios presented below are exclusive of the capital conservation buffers.

	September 30, 2019
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$305,033	13.73%	$177,747	8.00%	$222,183	10.00%
Tier 1 capital (to risk-weighted assets)	285,091	12.83%	133,310	6.00%	177,747	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	285,091	12.83%	99,983	4.50%	144,419	6.50%
Tier 1 capital (to average assets)**	285,091	10.04%	113,531	4.00%	141,913	5.00%

	December 31, 2018
					To Be Well Capitalized
			Minimum Capital		Under Prompt
			Requirements		Corrective Action
	Actual		Per Regulation		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Total capital (to risk-weighted assets)	$301,864	14.30%	$168,841	8.00%	$211,051	10.00%
Tier 1 capital (to risk-weighted assets)	281,475	13.34%	126,631	6.00%	168,841	8.00%
Common equity Tier 1 capital (to risk-weighted assets)	281,475	13.34%	94,973	4.50%	137,183	6.50%
Tier 1 capital (to average assets)**	281,475	10.11%	111,318	4.00%	139,147	5.00%

**	Tier 1 Leverage Capital Ratio

Management believes that as of September 30, 2019 and December 31, 2018, Home Savings met all capital adequacy requirements to which it was subject.  As of September 30, 2019 and December 31, 2018, Home Savings met the capital requirements to be deemed well capitalized. There are no known conditions that would change this classification subsequent to September 30, 2019.

The components of Home Savings’ regulatory capital are as follows:

	September 30, 2019	December 31, 2018
Total shareholders' equity	$293,118	$281,006
Add (deduct)
Accumulated other comprehensive income	12,688	21,450
Intangible assets	(20,715)	(20,981)
Tier 1 Capital	285,091	281,475
Allowance for loan losses and allowance for unfunded lending commitments limited to 1.25% of total risk-weighted assets	19,942	20,389
Total risk-based capital	$305,033	$301,864

**	Tier 1 Leverage Capital Ratio

14.	INCOME TAXES

Significant components of the deferred tax assets and liabilities are as follows:

	September 30,	December 31,
	2019	2018
	(Dollars in thousands)
Deferred tax assets:
Loan loss reserves	$4,455	$4,293
Depreciation	541	363
Other real estate owned valuation	36	65
Unrealized loss on securities available for sale	—	1,005
Unrealized loss on securities held to maturity	—	184
Interest on nonaccrual loans	375	425
Net operating loss carryforward	—	409
Accrued bonuses	822	840
Other	76	125
Deferred tax assets	6,305	7,709
Deferred tax liabilities:
Deferred loan fees	1,702	1,512
Federal Home Loan Bank stock dividends	437	2,749
Mortgage servicing rights	1,412	1,603
Purchase accounting adjustment	219	62
Prepaid expenses	246	228
Unrealized gain on securities available for sale	1,174	—
Deferred tax liabilities	5,190	6,154
Net deferred tax asset	$1,115	$1,555

As of September 30, 2019, the net deferred tax asset was $1.1 million, and as of December 31, 2018, the net deferred tax asset was $1.6 million.

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

Effective tax rates differ from the statutory federal income tax rate of 21% for 2019 and 2018 due to the following:

	For the Three Months Ended September 30,
	2019		2018
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$2,706	21.00%	$2,467	21.00%
Increase (decrease) due to:
Tax exempt income	(40)	(0.31)%	(85)	(0.73)%
Increase (decrease) due to:
Life insurance	(84)	(0.65)%	(92)	(0.78)%
Stock compensation	(31)	(0.24)%	(12)	(0.10)%
Reversal of disproportionate tax effect	—	—%	—	—%
Other	(168)	(1.30)%	(61)	(0.52)%
Income tax provision	$2,383	18.50%	$2,217	18.87%

	For the Nine Months Ended September 30,
	2019		2018
	Dollars	Rate	Dollars	Rate
	(Dollars in thousands)
Tax at statutory rate:	$7,602	21.00%	$7,108	21.00%
Increase (decrease) due to:
Tax exempt income	(133)	(0.37)%	(266)	(0.79)%
Increase (decrease) due to:
Life insurance	(248)	(0.69)%	(273)	(0.81)%
Stock compensation	(111)	(0.31)%	(144)	(0.42)%
Reversal of disproportionate tax effect	(145)	(0.40)%	—	—%
Other	(412)	(1.14)%	(205)	(0.60)%
Income tax provision	$6,553	18.09%	$6,220	18.38%

15.	GOODWILL AND INTANGIBLE ASSETS

Goodwill:

The change in goodwill during the periods presented is as follows:

	September 30, 2019	December 31, 2018
	(In thousands)
Beginning of the year	$20,221	$20,221
Impairment	—	—
End of the year	$20,221	$20,221

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value.  If the carrying amount of a reporting unit is zero or less than zero, a qualitative analysis of whether it is more likely than not that the reporting unit goodwill is impaired will be performed.  The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.  The Company did not have any reporting units with a carrying amount of zero or less than zero at September 30, 2019 or December 31, 2018.

Acquired Intangible Assets:

	September 30, 2019		December 31, 2018
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(In thousands)
Amortized intangible assets:
Core deposit intangibles	$11,184	$9,827	$11,184	$9,581
Customer list intangible	2,547	469	2,547	333
Total	$13,731	$10,296	$13,731	$9,914

Aggregate amortization expense for the three months ended September 30, 2019 and 2018 was $127,000 and $128,000, respectively. Aggregate amortization expense for the nine months ended September 30, 2019 and 2018 was $382,000 and $373,000, respectively.

Estimated amortization expense for the remainder of 2019 and the next five years is as follows:

Remainder of 2019	$127,000
2020	510,000
2021	510,000
2022	510,000
2023	510,000
2024	510,000

16.	QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects.  At September 30, 2019 and December 31, 2018, the balance of the investment for qualified affordable housing projects was $10.9 million and $8.4 million, respectively.  These balances are reflected in other assets on the consolidated balance sheet.  Total unfunded commitments related to the investments in qualified affordable housing projects totaled $8.5 million and $6.5 million at September 30, 2019 and December 31, 2018, respectively.  The Company expects to fulfill these commitments over the next eight to ten years.

During the three months ended September 30, 2019 and 2018, the Company recognized amortization expense of $180,000 and $124,000, respectively, which was included within income tax expense on the consolidated statements of income. During the nine months ended September 30, 2019 and 2018, the Company recognized amortization expense of $525,000 and $367,000, respectively.

Additionally, during the three months ended September 30, 2019 and 2018, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $207,000 and $141,000, respectively.  During the nine months ended September 30, 2019 and 2018, the Company recognized tax credits and other benefits from its investment in affordable housing tax credits of $601,000 and $418,000, respectively.  During the three and nine months ended September 30, 2019 and 2018, the Company incurred no impairment losses.

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

Summary information about purchased and written options is as follows:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Notional amount of purchased/written option	$11,924	$13,024
Weighted average maturity	0.7 years	1.6 years
Fair value of purchased/written option	$239	$261

Purchased and written options are mirror derivative instruments and as such the changes in fair value are recorded through noninterest income, and offset each other. These options decreased in value $22,000 in 2019 and decreased in value by $548,000 in 2018.

The following table reflects the fair value and location in the consolidated statement of financial condition of interest rate caps, along with purchased and written certificates of deposit options:

Included in other assets:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Freestanding derivative assets not designated as hedges:
Purchased certificate of deposit option	$239	$261

Included in other liabilities:

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Freestanding derivative liabilities not designated as hedges:
Written certificate of deposit option	$239	$261

The Company is subject to counterparty risk. Counterparty risk is the risk to the Company that the counterparty will not live up to its contractual obligations. The ability of the Company to realize the benefit of the derivative contracts is dependent on the creditworthiness of the counterparty, which the Company expects will perform in accordance with the terms of the contracts.

Interest Rate Swaps

The Company maintains an interest rate protection program for commercial loan customers, which was established in 2018. Under this program, the Company provides a customer with a fixed rate loan while creating a variable rate asset for the Company by the customer entering into an interest rate swap with terms that match the loan.  The Company offsets its risk exposure by entering into an offsetting interest rate swap with an unaffiliated institution.  The Company had interest rate swaps associated with commercial loans with a notional value of $15.5 million and fair value of $372,000 in other assets and $421,000 in other liabilities. The change in fair value of $43,000 between the asset and liability accounts since December 31, 2018 represents a credit valuation adjustment that flowed through noninterest income in the first nine months of 2019.  At December 31, 2018, the Company had interest rate swaps associated with commercial loans with a notional value of $2.5 million and fair value of $56,000 in other assets and $62,000 in other liabilities. The difference in fair value of $6,000 between the asset and liability accounts represents a credit valuation adjustment that flowed through noninterest income during 2018.  These interest rate swaps did not have a material impact on the Company’s statements of operation or financial condition.

18.	LEASES

As of January 1, 2019, when the Company adopted ASU 2016-02 prospectively, operating leases are recorded as a right of use (ROU) asset and operating lease liability, included in other assets and other liabilities, respectively, on the consolidated balance sheet. Operating lease ROU assets represent the right to use an underlying asset during the lease term and operating lease liabilities represent the obligation to make lease payments arising from the lease.  ROU assets and operating lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the incremental borrowing rate at the lease commencement date.  Operating lease expense, which is comprised of amortization of the amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight line basis over the lease term and is recorded primarily in net occupancy expense in the consolidated statements of comprehensive income.

Operating leases relate primarily to bank branches, office space and license agreements with remaining lease terms of generally one to 23 years, which includes options for multiple extensions, with a weighted-average lease term of 7 years.  As of September 30, 2019, operating lease ROU assets and liabilities were $4.6 million and $4.9 million, respectively.  The lease expense for operating leases was $326,000 and $987,000 for the three and nine months ended September 30, 2019.  The weighted average discount rate was 2.68% as of September 30, 2019.

The right of use asset amortized $243,000 and $869,000 during the three and nine months ended September 30, 2019.  Short-term lease expense was $31,000 and $93,000 for the three and nine months ended September 30, 2019.

Future minimum lease payments under non-cancellable leases with initial or remaining lease terms in excess of one year at
September 30, 2019 are as follows:

Year	(Dollars in thousands)
Remainder of 2019	$326
2020	1,252
2021	1,014
2022	779
2023	424
2024 and thereafter	1,626
Total lease payments	5,421
Less: Interest	(485)
Present value of lease liabilities	$4,936

Rent expense was $294,000 and $836,000 for the three and nine months ended September 30, 2018.  Rent commitments under noncancelable operating leases for offices were as follows as of December 31, 2018, before considering renewal options that generally are present:

Year	(Dollars in thousands)
2019	$1,085
2020	949
2021	892
2022	651
2023	346
Thereafter	867
Total	$4,790

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

UNITED COMMUNITY FINANCIAL CORP.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Selected financial ratios and other data: (1)	2019	2018	2019	2018
Performance ratios:
Return on average assets (2)	1.46%	1.37%	1.39%	1.35%
Return on average equity (3)	13.14%	12.25%	12.45%	12.09%
Interest rate spread (4)	2.85%	3.09%	2.97%	3.15%
Net interest margin (5)	3.21%	3.33%	3.30%	3.38%
Noninterest expense to average assets	2.09%	2.26%	2.28%	2.34%
Efficiency ratio (6)	52.15%	57.30%	56.58%	57.58%
Average interest-earning assets to average interest-bearing liabilities	128.96%	126.99%	128.69%	126.99%
Capital ratios:
Average equity to average assets	11.14%	11.16%	11.15%	11.17%
Equity to assets, end of period	11.25%	10.97%	11.25%	10.97%
Tier 1 leverage ratio (Bank only)	10.04%	10.02%	10.04%	10.02%
Common equity Tier 1 capital (Bank only)	12.83%	12.96%	12.83%	12.96%
Tier 1 risk-based capital ratio (Bank only)	12.83%	12.96%	12.83%	12.96%
Total risk-based capital ratio (Bank only)	13.73%	13.95%	13.73%	13.95%
Asset quality ratios:
Nonperforming loans to net loans at end of period (7)	0.46%	0.42%	0.46%	0.42%
Nonperforming assets to average assets (8)	0.39%	0.36%	0.40%	0.37%
Nonperforming assets to total assets at end of period	0.39%	0.36%	0.39%	0.36%
Allowance for loan losses as a percent of loans	0.88%	0.98%	0.88%	0.98%
Allowance for loan losses as a percent of nonperforming loans (7)	193.73%	235.43%	193.73%	235.43%
Total classified assets as a percent of Tier 1 Capital (Bank only)	13.10%	14.95%	13.10%	14.95%
Total classified loans as a percent of Tier 1 Capital and ALLL (Bank only)	11.93%	13.57%	11.93%	13.57%
Total classified assets as a percent of Tier 1 Capital and ALLL (Bank only)	12.24%	13.87%	12.24%	13.87%
Net chargeoffs as a percent of average loans	0.22%	0.06%	0.07%	0.03%
Total 90+ days past due as a percent of net loans	0.32%	0.38%	0.32%	0.38%
Per share data:
Basic earnings per common share (9)	$0.22	$0.19	$0.61	$0.55
Diluted earnings per common share (9)	0.22	0.19	0.61	0.55
Book value per common share (10)	6.80	6.13	6.80	6.13
Tangible book value per common share (11)	6.31	5.65	6.31	5.65
Cash dividend per common share	$0.080	$0.070	0.220	0.190
Dividend payout ratio (12)	36.36%	36.84%	36.07%	34.48%

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
9.	Net income divided by the number of basic or diluted shares outstanding
10.	Shareholders’ equity divided by number of shares outstanding
11.	Shareholders’ equity minus goodwill and core deposit intangible divided by number of shares outstanding
12.	Historical per share dividends declared and paid for the period divided by the diluted earnings per share for that year

Forward-Looking Statements

When used in this Form 10-Q or other materials we have filed or may file with the Securities and Exchange Commission, the words or phrases “will likely result,” “are expected to,” “plan to,” “will continue,” “is anticipated,” “is intended,” “believe,” “project,” “good,” “estimate,” “project,” “goal,” “seek,” “strategy,” “future,” “may,” “should,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties, including changes in economic conditions in United Community’s market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in Home Savings’ market area, competition and the ability to close the merger of United Community with and into First Defiance Financial Corp. that could cause actual results to differ materially from results presently anticipated or projected. United Community cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. United Community advises readers that the factors listed above and Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2018 could affect United Community’s financial performance and could cause United Community’s actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. United Community undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made.

Material Changes in Financial Condition at September 30, 2019 and December 31, 2018

Available for sale securities increased $73.4 million during the first nine months of 2019.  The increase in the balance is primarily due to the transfer of the held to maturity securities portfolio into available for sale during the second quarter of 2019.  Held to maturity balances with an amortized cost of $74.6 million and a fair value of $72.5 million were moved into the available for sale portfolio. Given the continued fall in interest rates, the Company elected to make this change to provide more opportunities to reposition the portfolio.  In addition to the movement of the held to maturity portfolio, available for sale balances changed due to pay downs, amortization/accretion of premiums/discounts on the securities and sales totaling $75.6 million, offset by purchases totaling $64.9 million.  In addition, the net unrealized loss in the available for sale portfolio was $4.8 million at December 31, 2018, compared to a net unrealized gain of $5.6 million at September 30, 2019.  The decrease in interest rates during 2019 positively impacted this change.

Held to maturity securities declined $77.5 million to $0 at September 30, 2019 compared to December 31, 2018.  The change was primarily the result of the transfer of the portfolio to available for sale discussed above during the second quarter of 2019 in addition to pay downs and the amortization of premiums/discounts on the securities.

Net loans increased $71.7 million to $2.2 billion during the first nine months of 2019, primarily as a result of growth in the commercial loan portfolio.  Commercial loan balances were $994.0 million at September 30, 2019 compared to $942.9 million at December 31, 2018.    Residential mortgage loans increased $12.8 million during the first nine months to $983.5 million at September 30, 2019 and consumer loan balances increased $6.6 million for the same period to $283.6 million.  See Note 6 to the consolidated financial statements for additional information regarding the composition of loans.

The allowance for loan losses is a valuation allowance for probable incurred credit losses established through a provision for loan losses charged to expense. The allowance for loan losses was $20.0 million at September 30, 2019, a decrease of $456,000 from December 31, 2018.  The allowance for loan losses as a percentage of loans was 0.88% at September 30, 2019, compared to 0.93% at December 31, 2018.

The allowance for loan losses as a percentage of nonperforming loans was 193.7% at September 30, 2019, compared to 312.6% at December 31, 2018.  Loan losses are charged against the allowance when the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are added back to the allowance. Home Savings’ allowance for loan loss methodology includes allowance allocations calculated in accordance with ASC Topic 310, “Receivables,” and allowance allocations calculated in accordance with ASC Topic 450, “Contingencies.”  As of September 30, 2019, the Company evaluated 29 quarters of net charge-off history and applied this information to the current period.  This component is combined with the qualitative component to arrive at the loss factor, which is applied to the outstanding balance of homogenous loans.  While certain credit quality ratios (qualitative component) have marginally deteriorated since December 31, 2018, quantitative reserve requirements have continued to decline throughout the year which is the primary reason why the allowance for loan losses has declined since December 31, 2018.

A loan is considered impaired when there is a deterioration of the credit worthiness of the borrower to the extent that the collection of the full amount of principal and interest is no longer probable. The total outstanding balance of all impaired loans was $21.7 million at September 30, 2019, as compared to $20.6 million at December 31, 2018.

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

TDR loans aggregated $15.6 million at September 30, 2019 compared to $16.6 million at December 31, 2018.  Of the $15.6 million in TDR loans at September 30, 2019, $13.4 million were performing according to their modified loan terms.  The remaining balance of TDR loans of $2.2 million were considered nonperforming.

Nonperforming loans consist of nonaccrual loans and loans past due 90 days and still accruing. Nonperforming loans were $10.3 million, or 0.46% of net loans, at September 30, 2019, compared to $6.5 million, or 0.30% of net loans, at December 31, 2018.  The increase in nonperforming loans is primarily due to two commercial credits being placed in nonaccrual during the year.

Loans held for sale, carried at fair value, were $113.6 million at September 30, 2019, compared to $91.5 million at December 31, 2018.  Saleable origination volumes have made up a larger proportion of mortgage loan originations in 2019, which has translated into higher balances in loans held for sale.  Home Savings continues to sell a majority of its newly originated fixed rate mortgage loans into the secondary market as part of its risk management strategy and anticipates continuing to do so in the future.

Other intangible assets decreased $382,000 during the first nine months of 2019, due to the amortization of the customer list and core deposit intangibles.

Bank Owned Life Insurance (BOLI) is maintained on select officers and employees of Home Savings whereby Home Savings is the beneficiary.  BOLI is recorded at its cash surrender value, or the amount currently realizable. Increases in the Home Savings’ policy cash surrender value are tax exempt and death benefit proceeds received by Home Savings are tax-free. Income from these policies and changes in the cash surrender value are recorded in other income. There is no post-termination coverage, split dollar or other benefits provided to participants covered by the BOLI.  Home Savings recognized $1.2 million as other non-interest income based on the change in cash value of the policies in the nine months ended September 30, 2019, compared to $1.3 million for the nine months ended September 30, 2018.

Total deposits decreased $107.5 million from $2.2 billion at December 31, 2018, to $2.1 billion at September 30, 2019.  The decrease in deposits is primarily the result of a reduction in brokered deposits of $273.2 million, offset by growth in customer deposits of $165.7 million.  The growth in customer deposits was used to pay down brokered deposits.  Non-interest bearing customer deposits grew $27.4 million during the first nine months of 2019 while interest bearing customer deposits grew $138.3 million.  Growth in money market and interest bearing checking accounts drove the majority of the increase in interest bearing deposits.

FHLB advances increased from $243.0 million at December 31, 2018 to $422.0 million at September 30, 2019.  The change was primarily due to FHLB advances being used to pay down brokered deposits.

Shareholders’ equity increased $17.5 million to $326.9 million at September 30, 2019 from $309.3 million at December 31, 2018.  The increase is primarily due to the $29.6 million of net income earned during the first nine months of 2019, offset by dividends paid to shareholders of $10.7 million.  In addition, a positive change in accumulated other comprehensive income of $8.8 million during the first nine months of 2019 was offset by a net increase in the treasury stock balance of $10.0 million.  The Company repurchased over 1.1 million common shares during the first nine months of 2019.

Book value and tangible book value per common share as of September 30, 2019 was $6.80 and $6.31, respectively as compared to $6.30 and $5.81 per common share, respectively as of December 31, 2018.  Book value per share is calculated as total shareholders’ equity divided by the number of common shares outstanding.  Tangible book value per share is calculated as total shareholders’ equity less goodwill and other intangible assets divided by the number of common shares outstanding.

Material Changes in Results of Operations for the Three Months Ended

September 30, 2019 and September 30, 2018

Net Income. United Community recognized net income for the three months ended September 30, 2019, of $10.5 million, or $0.22 per diluted common share compared to net income of $9.5 million for the three months ended September 30, 2018, or $0.19 per diluted share.  Growth in noninterest income along with a decrease in noninterest expense were the primary drivers for the increase in net income.

Net Interest Income. Net interest income was $21.6 million in the third quarter of 2019 which is flat compared to the $21.6 million recorded in the third quarter of 2018.  Average interest earning assets increased $79.8 million during the third quarter of 2019 but net interest margin declined to 3.21% for this period compared to 3.33% in the third quarter of 2018.

Interest income increased by $1.8 million in the third quarter of 2019 compared to the same period in 2018, to $29.5 million from $27.7 million. The increase is primarily a result of the increase in average interest earning assets along with an increase in the yield on average interest earning assets of 12 basis points.  Average total loans, net increased $97.4 million in the third quarter compared to the same period in 2018 while average securities declined $18.8 million during this same period.  Interest income from total loans, net increased to $27.1 million for the quarter ended September 30, 2019 compared to $25.3 million for the same period in 2018.  Income from securities remained basically unchanged for the quarters ended September 30, 2019 and September 30, 2018.

Interest expense increased by $1.9 million in the third quarter of 2019 to $8.0 million compared to the same period in 2018. This increase was primarily due to a $30.6 million increase in average interest-bearing liabilities due to growth along with a 36 basis point increase in the cost of interest-bearing liabilities.  The increase in the cost of interest-bearing liabilities was primarily due to increases in market rates.  The cost of average customer interest-bearing deposits increased 43 basis points to 133 basis points for the three months ended September 30, 2019 from 90 basis points for the three months ended September 30, 2018.  The cost of average brokered deposits increased 41 basis points to 2.27% while the average Federal Home Loan Bank advances decreased 6 basis points to 2.33% for the quarter ending September 30, 2019.  The Company continues to utilize short term brokered deposit and short term FHLB advances interchangeably depending upon which offers the better rate.

	For the Three Months Ended September 30,
	2019 vs. 2018
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$751	$1,263	$2,014
Loans held for sale	(69)	(128)	(197)
Securities:
Available for sale-taxable	180	472	652
Available for sale-nontaxable	(22)	(105)	(127)
Held to maturity-taxable	—	(374)	(374)
Held to maturity-nontaxable	—	(86)	(86)
Federal Home Loan Bank stock	(45)	(71)	(116)
Other interest earning assets	13	36	49
Total interest earning assets	$808	$1,007	$1,815
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$—	$—	$—
Checking accounts	1,110	254	1,364
Customer certificates of deposit	718	(27)	691
Brokered certificates of deposit	560	(803)	(243)
Federal Home Loan Bank advances:
Long-term advances	—	(413)	(413)
Short-term advances	104	389	493
Repurchase agreements and other	—	—	—
Total interest bearing liabilities	$2,492	$(600)	1,892
Change in net interest income			$(77)

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $701,000 in the third quarter of 2019 compared to a loan loss provision of $251,000 in the third quarter of 2018.

Noninterest Income. Non-interest income was $7.0 million in the third quarter of 2019 compared to $6.1 million in the third quarter of 2018.  The increase was primarily driven by an increase in mortgage banking income of $1.1 million along with increases in brokerage income of $141,000, security gains of $128,000 and mortgage servicing fees of $87,000.  Offsetting this was a negative change in the valuation of mortgage servicing rights which amounted to $331,000 and an increase in mortgage servicing rights amortization of $225,000.  The drop in mortgage rates during the quarter and a subsequent increase in prepayment speeds on mortgages was the driver of the valuation charge on mortgage servicing rights.

Noninterest Expense. Non-interest expense decreased to $15.0 million during the third quarter of 2019 compared to $15.8 million during the third quarter of 2018.  The decrease is primarily due to a decrease of $276,000 in salary and benefit cost, a reduction in FDIC expense of $582,000 due to a credit adjustment on premiums and a decrease in legal expense of $175,000.  This was offset by an increase in equipment and data processing expense.

Income Taxes. During the three months ended September 30, 2019, the Company recognized tax expense of $2.4 million on pre-tax income of $12.9 million, compared to tax expense of $2.2 million on pre-tax income of $11.7 million for the three months ended September 30, 2018.  The increased pre-tax income discussed above was the primary reason for the increased income tax.  See Note 14 to the consolidated financial statements for additional information regarding the composition of income taxes.

Material Changes in Results of Operations for the Nine Months Ended

September 30, 2019 and September 30, 2018

Net Income. United Community recognized net income for the nine months ended September 30, 2019, of $29.6 million, or $0.61 per diluted common share compared to net income of $27.6 million for the nine months ended September 30, 2018, or $0.55 per diluted share.  The continued growth in net interest income from higher earning assets, reduced loan loss provision, along with improvement in noninterest income, all contributed to the increase in net income, which was partially offset by an increase in noninterest expense.

Net Interest Income. Net interest income was $65.8 million in the first nine months of 2019, up from the $64.5 million recorded in the first nine months of 2018.  The growth of interest earning assets drove this increase, which was partially offset by an 8 basis point decline in the net interest margin.  Net interest margin was 3.30% for the first nine months of 2019 compared to 3.38% in the first nine months of 2018.  The yield on interest earning assets increased 24 basis points year over year driven by an increase in yield on total loans of 23 basis points.  The yield on loans increased due to increases in market rates and the subsequent repricing of floating and adjustable rate loans.  The yield on securities also increased 16 basis points compared to a year ago.

Interest income increased by $8.3 million in the first nine months of 2019 compared to the same period in 2018, to $88.7 million from $80.4 million. The increase is primarily a result of an increase in average earning assets of $113.7 million along with an increase in the yield on average interest earning assets of 24 basis points.  Average total loans net increased $130.3 million in the first nine months of 2019 compared to the same period in 2018 while average securities declined $23.9 million during this same period.  Interest income from total loans, net increased to $78.3 million for the nine months ended September 30, 2019 compared to $70.1 million for the same period in 2018.  Income from securities increased to $6.1 million for the nine months ended September 30, 2019 compared to $6.0 million for the nine months ended September 30, 2018.

Interest expense increased by $7.0 million in the first nine months of 2019 to $22.9 million compared to the same period in 2018. This increase was primarily due to a $61.9 million increase in average interest-bearing liabilities due to growth along with a 41 basis point increase in the cost of interest-bearing liabilities.  The increase in the cost of interest-bearing liabilities was primarily due to increases in market rates.  The cost of average interest-bearing customer deposits increased 44 basis points to 124 basis points for the nine months ended September 30, 2019 from 80 basis points for the nine months ended September 30, 2018.  The cost of average Federal Home Loan Bank advances increased to 2.40% for the nine months ending September 30, 2019 compared to 2.10% for the nine months ended September 30, 2018.

	For the Nine Months Ended September 30,
	2019 vs. 2018
	Increase		Total
	(decrease) due to		increase
	Rate	Volume	(decrease)
	(Dollars in thousands)
Interest earning assets:
Loans	$3,520	$4,705	$8,225
Loans held for sale	114	(183)	(69)
Securities:
Available for sale-taxable	501	617	1,118
Available for sale-nontaxable	(30)	(350)	(380)
Held to maturity-taxable	(79)	(618)	(697)
Held to maturity-nontaxable	(17)	(86)	(103)
Federal Home Loan Bank stock	23	(159)	(136)
Other interest earning assets	141	164	305
Total interest earning assets	$4,173	$4,090	$8,263
Interest bearing liabilities:
Interest bearing deposits:
Savings accounts	$5	$(3)	$2
Checking accounts	2,868	439	3,307
Customer certificates of deposit	2,543	244	2,787
Brokered certificates of deposit	1,273	1,327	2,600
Federal Home Loan Bank advances:
Long-term advances	—	(1,337)	(1,337)
Short-term advances	(17,606)	17,227	(379)
Repurchase agreements and other	—	—	—
Total interest bearing liabilities	$(10,917)	$17,897	6,980
Change in net interest income			$1,283

Provision for Loan Losses. A provision for loan losses is charged to income to bring the total allowance for loan losses to a level considered by management to be adequate, based on management’s evaluation of such factors as the delinquency status of loans, current economic conditions, the net realizable value of the underlying collateral, changes in the composition of the loan portfolio and prior loan loss experience. The Company recognized a loan loss provision of $712,000 in the first nine months of 2019, compared to $520,000 in the first nine months of 2018.

Noninterest Income. Non-interest income was $19.8 million in the first nine months of 2019 compared to $17.8 million in the first nine months of 2018.  The primary drivers of the increase were a year over year increase in mortgage banking income of $2.8 million, an increase in agency income of $186,000, an increase in brokerage income of $348,000, an increase in trading and security gains of $318,000 and an increase in mortgage servicing fees of $216,000.  A $1.8 million increase in the mortgage servicing rights valuation partially offset these increases.

Noninterest Expense. Non-interest expense increased to $48.7 million during the first nine months of 2019 compared to $47.9 million during the first nine months of 2018.  The change is due to a $470,000 increase in salaries and benefits, a $396,000 increase in advertising expense, an increase in equipment and data processing expense of $248,000, a $154,000 increase in other professional fees and a $446,000 increase in other expenses.  A decrease in FDIC expense of $532,000 and a decrease in legal expenses of $348,000 partially offset these increases.

Income Taxes. During the nine months ended September 30, 2019, the Company recognized tax expense of $6.6 million on pre-tax income of $36.2 million, compared to tax expense of $6.2 million on pre-tax income of $33.8 million for the nine months ended September 30, 2018.  The increased pre-tax income discussed above was the primary reason for the increased income tax.  See Note 14 to the consolidated financial statements for additional information regarding the composition of income taxes.

Liquidity

United Community's liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities.

The principal source of funds for United Community are deposits, loan repayments, maturities of securities, borrowings from financial institutions, repurchase agreements and other funds provided by operations.  Home Savings also has the ability to borrow from the Federal Home Loan Bank.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition.  Investments in liquid assets maintained by United Community and Home Savings are based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset and liability management program.  At September 30, 2019, approximately $447.9 million of Home Savings’ customer certificates of deposit were expected to mature within one year.  Based on past experience and Home Savings’ prevailing pricing strategies, management believes that a substantial percentage of such certificates will be renewed with Home Savings at maturity, although there can be no assurance that this will occur.

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

At September 30, 2019, United Community had total on-hand liquidity, defined as cash and cash equivalents, unencumbered securities and additional FHLB borrowing capacity, of $500.5 million.

UNITED COMMUNITY FINANCIAL CORP.

AVERAGE BALANCE SHEETS

The following table presents the total dollar amounts of interest income and interest expense on the indicated amounts of average interest-earning assets or interest-bearing liabilities, together with the weighted average interest rates for the three months ended September 30, 2019 and 2018. Average balance calculations were based on daily balances.

	For the Three Months Ended September 30,
	2019			2018
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)(2)	$2,224,310	$26,045	4.66%	$2,115,227	$24,031	4.54%
Loans held for sale	99,581	1,067	4.29%	111,295	1,264	4.51%
Total loans, net	2,323,891	27,112	4.66%	2,226,522	25,295	4.54%
Securities:
Available for sale-taxable	279,618	1,828	2.61%	204,924	1,176	2.30%
Available for sale-nontaxable (2)	35,054	273	3.12%	48,370	400	3.31%
Held to maturity-taxable	—	—	0.00%	67,979	374	2.20%
Held to maturity-nontaxable (2)	—	—	0.00%	12,215	86	2.82%
Total securities	314,672	2,101	2.67%	333,488	2,036	2.44%
Federal Home Loan Bank stock	13,872	173	4.99%	19,160	289	6.03%
Other interest earning assets	36,706	203	2.19%	30,140	154	2.03%
Total interest earning assets	2,689,141	29,589	4.38%	2,609,310	27,774	4.26%
Non-interest earning assets	181,208			177,553
Total assets	$2,870,349			$2,786,863
Interest bearing liabilities:
Deposits:
Checking accounts	$770,268	2,390	1.24%	$635,705	1,026	0.64%
Savings accounts	286,794	27	0.04%	303,247	27	0.04%
Certificates of deposit
Customer certificates of deposit	611,736	3,148	2.06%	618,545	2,457	1.58%
Brokered certificates of deposit	226,951	1,291	2.27%	327,120	1,534	1.86%
Total certificates of deposit	838,687	4,439	2.12%	945,665	3,991	1.67%
Total interest bearing deposits	1,895,749	6,856	1.45%	1,884,617	5,044	1.06%
Federal Home Loan Bank advances
Long-term advances	—	—	0.00%	48,976	413	3.35%
Short-term advances	189,370	1,103	2.33%	120,880	610	2.00%
Total Federal Home Loan Bank advances	189,370	1,103	2.33%	169,856	1,023	2.39%
Repurchase agreements and other	125	—	0.00%	213	—	0.25%
Total borrowed funds	189,495	1,103	2.33%	170,069	1,023	2.41%
Total interest bearing liabilities	$2,085,244	7,959	1.53%	$2,054,686	6,067	1.17%
Non-interest bearing liabilities
Noninterest-bearing deposits	411,106			382,044
Other noninterest-bearing liabilities	54,197			39,075
Total noninterest bearing liabilities	465,303			421,119
Total liabilities	$2,550,547			$2,475,805
Shareholders’ equity	319,802			311,058
Total liabilities and equity	$2,870,349			$2,786,863
Net interest income and interest rate spread		$21,630	2.85%		$21,707	3.09%
Net interest margin			3.21%			3.33%
Average interest earning assets to average interest bearing liabilities			128.96%			126.99%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

	For the Nine Months Ended September 30,
	2019			2018
	Average	Interest		Average	Interest
	outstanding	earned/	Yield/	outstanding	earned/	Yield/
	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest earning assets:
Net loans (1)	$2,207,989	$78,291	4.73%	$2,072,592	$70,066	4.51%
Loans held for sale	89,628	3,065	4.56%	94,716	3,134	4.42%
Total loans, net	2,297,617	81,356	4.73%	2,167,308	73,200	4.50%
Securities:
Available for sale-taxable	241,491	4,702	2.60%	208,030	3,584	2.30%
Available for sale-nontaxable (2)	37,166	921	3.30%	51,249	1,301	3.38%
Held to maturity-taxable	31,491	497	2.10%	70,321	1,194	2.26%
Held to maturity-nontaxable (2)	6,437	124	2.57%	10,913	227	2.77%
Total securities	316,585	6,244	2.63%	340,513	6,306	2.47%
Federal Home Loan Bank stock	15,748	707	5.99%	19,269	843	5.83%
Other interest earning assets	36,317	628	2.31%	25,511	323	1.69%
Total interest earning assets	2,666,267	88,935	4.45%	2,552,601	80,672	4.21%
Non-interest earning assets	179,812			176,208
Total assets	$2,846,079			$2,728,809
Interest bearing liabilities:
Deposits:
Checking accounts	$718,771	5,968	1.11%	$626,766	2,661	0.57%
Savings accounts	292,624	82	0.04%	304,711	80	0.04%
Certificates of deposit
Customer certificates of deposit	625,175	9,204	1.96%	602,961	6,417	1.42%
Brokered certificates of deposit	307,322	5,373	2.33%	219,490	2,773	1.69%
Total certificates of deposit	932,497	14,577	2.08%	822,451	9,190	1.49%
Total interest bearing deposits	1,943,892	20,627	1.41%	1,753,928	11,931	0.91%
Federal Home Loan Bank advances
Long-term advances	—	—	0.00%	48,794	1,337	3.66%
Short-term advances	127,842	2,303	2.40%	207,121	2,682	1.73%
Total Federal Home Loan Bank advances	127,842	2,303	2.40%	255,915	4,019	2.10%
Repurchase agreements and other	166	—	0.00%	207	—	0.25%
Total borrowed funds	128,008	2,303	2.40%	256,122	4,019	2.10%
Total interest bearing liabilities	$2,071,900	22,930	1.48%	$2,010,050	15,950	1.07%
Non-interest bearing liabilities
Noninterest-bearing deposits	405,876			374,149
Other noninterest-bearing liabilities	50,928			39,876
Total noninterest bearing liabilities	456,804			414,025
Total liabilities	$2,528,704			$2,424,075
Shareholders’ equity	317,375			304,734
Total liabilities and equity	$2,846,079			$2,728,809
Net interest income and interest rate spread		$66,005	2.97%		$64,722	3.15%
Net interest margin			3.30%			3.38%
Average interest earning assets to average interest bearing liabilities			128.69%			126.99%

(1)	Nonaccrual loans are included in the average balance at a yield of 0%.
(2)	Yields are on a fully taxable equivalent basis.

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

Presented below are analyses of Home Savings’ interest rate risk as measured by changes in NPV and net interest income for instantaneous and sustained parallel shifts of 100 basis point increments in market interest rates.  As noted, for the quarter ended September 30, 2019 and the year ended December 31, 2018, the percentage changes fall within the policy limits set by the Board of Directors of Home Savings as the minimum NPV ratio and the maximum change in interest income the Home Savings Board deems advisable in the event of various changes in interest rates. See the table below for Board adopted policy limits.

Quarter Ended September 30, 2019
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	10.57%	6.00%	3.87%	(10.00)%	$(5,341)	(9.00)%	(6.20)%
300	10.73%	6.00%	5.48%	(8.00)%	(3,923)	(7.00)%	(4.55)%
200	10.93%	7.00%	7.41%	(6.00)%	(2,586)	(5.00)%	(3.00)%
100	10.70%	7.00%	5.15%	(4.00)%	(1,327)	(3.00)%	(1.54)%
Static	10.17%	9.00%	—%	—%	—	—%	—%
-100	10.35%	7.00%	1.73%	(4.00)%	539	(3.00)%	0.63%

Year Ended December 31, 2018
NPV as % of portfolio value of assets					Next 12 months net interest income
					(Dollars in thousands)
Change in rates (Basis points)	NPV Ratio	Internal policy limitations	NPV Ratio Change %	Internal policy limitations on NPV Change	$ Change	Internal policy limitations	% Change
400	11.50%	6.00%	(0.63)%	(20.00)%	$(3,055)	(15.00)%	(3.46)%
300	11.80%	6.00%	(0.33)%	(15.00)%	(2,266)	(10.00)%	(2.56)%
200	12.02%	7.00%	(0.11)%	(10.00)%	(1,486)	(7.00)%	(1.68)%
100	12.16%	7.00%	0.04%	(5.00)%	(816)	(3.00)%	(0.92)%
Static	12.13%	9.00%	—%	—%	—	—%	—%
-100	11.71%	7.00%	(0.41)%	(10.00)%	(184)	(5.00)%	(0.21)%
-200	11.57%	7.00%	(0.55)%	(15.00)%	(2,139)	(10.00)%	(2.42)%

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

ITEM 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

United Community’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of United Community’s disclosure controls and procedures as of September 30, 2019, as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, United Community’s Chief Executive Officer and Chief Financial Officer concluded that United Community’s disclosure controls and procedures as of September 30, 2019 were effective.

Changes in Internal Control over Financial Reporting

There were no changes in United Community’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, United Community’s internal control over financial reporting.

PART II. OTHER INFORMATION

UNITED COMMUNITY FINANCIAL CORP.

ITEM 1. Legal Proceedings.

On October 16, 2019, an action captioned Robert J. Fellman V. United Community Financial Corp. et al., Case No. 1:19-cv-09572, was filed in the U.S. District Court for the Southern District of New York against United Community and its directors.  On October 18, 2019, a second action, on behalf of a putative class of United Community shareholders, was filed under the caption Parshall v. United Community Financial Corp. et al., Case No. 1:19-cv-01989, in the U.S. District Court for the District of Delaware against United Community, its directors, and First Defiance.  Both complaints contend, among other things, that the joint proxy statement/prospectus filed with the SEC in connection with the proposed merger of United Community into First Defiance is false and misleading because it omits certain allegedly material information. The action seeks, among other things, to: (i) enjoin the defendants from consummating the merger unless and until the defendants disseminate revised disclosures; and (ii) recover damages in the event the merger is completed.  The courts have not acted on these complaints and no relief has been granted as of this time.  The defendants believe the claims are without merit and intend to defend against them.

ITEM 1A. Risk Factors.

There have been no material changes in United Community’s risk factors as outlined in United Community’s Annual Report on          Form 10-K for the year ended December 31, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	None.
(b)	Not applicable.
(c)	The following table provides information concerning purchases of United Community’s common shares made by United Community during the three months ended September 30, 2019:

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans	Maximum number of shares that may yet be purchased under the plan(1)
July 1 through July 31, 2019	—	$—	—	1,727,711
August 1 through August 31, 2019	—	—	—	1,727,711
September 1 through September 30, 2019	3,009	10.88	—	1,727,711
Total	3,009	$10.88	—	1,727,711

(1)

United Community’s stock repurchase program was publicly announced on April 28, 2016 in a press release, a copy of which can be found in United Community’s Form 8-K filed on May 2, 2016.  The program permitted the repurchase of up to 2,500,000 common shares.  On January 22, 2019, United Community announced in a press release an increase to the stock repurchase program of 1,000,000 common shares, a copy of which can be found in United Community’s Form 8-K filed on January 23, 2019.  There is no expiration date for the program.

ITEM 3. Defaults Upon Senior Securities

Not Applicable.

ITEM 4. Mine Safety Disclosures

Not Applicable.

ITEM 5. Other Information

(a)	None.
(b)	None.

ITEM 6. Exhibits.

Exhibit Number	Description

2.1 2.2

Agreement and Plan of Merger by and among United Community Financial Corp., The Home Savings and Loan Company of Youngstown, Ohio, Ohio Legacy Corp. and Premier Bank & Trust, dated September 8, 2016, incorporated by reference to Exhibit 2.1 in the Third Quarter Form 10-Q filed by United Community on November 8, 2016 with the SEC, film number 161981248.

Agreement and Plan of Merger, dated as of September 9, 2019, by and between United Community Financial Corp. and First Defiance Financial Corp. (schedules and similar attachments omitted pursuant to Item 601(b)(2) of Regulation S-K), incorporated by reference to Exhibit 2.1 of the Form 8-K filed by United Community on September 10, 2019 with the SEC, film number 191084282.

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

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Financial Condition: (ii) the Consolidated Statements of Operations and Comprehensive Income (Loss): (iii) the Consolidated Statements of Changes in Shareholders’ Equity: (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Unaudited Consolidated Financial Statements.

UNITED COMMUNITY FINANCIAL CORP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED COMMUNITY FINANCIAL CORP.
Date: November 8, 2019	/s/ Gary M. Small
Gary M. Small President and Chief Executive Officer
(Principal Executive Officer)
Date: November 8, 2019	/s/ Timothy W. Esson
Timothy W. Esson Executive Vice President and Chief Financial Officer
(Principal Financial Officer)